Form 10-Q
period 2001-09-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2001-12-03
CIK 1145460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

COMMISSION FILE NUMBER 001-16789

INVERNESS MEDICAL INNOVATIONS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3565120 (I.R.S. Employer Identification No.)

51 SAWYER ROAD, SUITE 200
WALTHAM, MASSACHUSETTS 02453
(Address of principal executive offices)

(781) 647-3900
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock as of November 21, 2001 (after giving effect to the split-off and merger more fully described herein) was 6,584,574.

INVERNESS MEDICAL INNOVATIONS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2001

    This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as "may", "could", "should", "would", "intend", "will", "expect", "anticipate", "believe", "estimate", "continue" or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, challenges in operating as a stand-alone company as a result of our split-off from Inverness Medical Technology, Inc., our former parent company, which was merged with a subsidiary of Johnson & Johnson on November 21, 2001, difficulty in obtaining financing on satisfactory terms, manufacturing and shipping problems or delays, the risks of product defects and failure to meet strict regulatory requirements both in the United States and Europe, intense competition and economic trends, which could reduce our market share or limit our ability to increase market share, and other risk factors. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" beginning on page 20 in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. Unless the context requires otherwise, references in this quarterly report on Form 10-Q to "we", "us", and "our" refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net product sales	$11,589,471	$12,519,238	$35,673,355	$38,716,890
Cost of sales	5,998,713	6,493,532	17,618,234	18,927,042

Gross profit	5,590,758	6,025,706	18,055,121	19,789,848

Operating Expenses:
Research and development	377,508	320,555	1,032,194	972,854
Selling, general and administrative	5,229,629	4,378,231	14,062,981	13,554,888

Total operating expenses	5,607,137	4,698,786	15,095,175	14,527,742

Operating (loss) income	(16,379)	1,326,920	2,959,946	5,262,106
Interest expense	(203,792)	(466,762)	(927,372)	(1,444,600)
Other expense, net	(2,987)	(21,703)	(289,619)	(78,161)

(Loss) income from continuing operations before income taxes	(223,158)	838,455	1,742,955	3,739,345
Provision for income taxes	64,647	521,902	1,169,757	1,520,726

(Loss) income from continuing operations	(287,805)	316,553	573,198	2,218,619
Income (loss) from discontinued operations (net of provision for income taxes of approximately $38,000, $333,000, $742,000, and $960,000, respectively)	441,121	269,171	603,064	(475,359)

Net income	$153,316	$585,724	$1,176,262	$1,743,260

Earnings per share — basic and diluted:
(Loss) income from continuing operations	$(0.04)	$0.06	$0.09	$0.49
Income (loss) from discontinued operations	0.06	0.05	0.10	(0.11)

Net income	$0.02	$0.11	$0.19	$0.38

Weighted average shares — basic and diluted	6,455,570	4,991,423	6,310,991	4,523,683

The accompanying notes are an integral part of these combined financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

COMBINED BALANCE SHEETS

(UNAUDITED)

	September 30, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,852,758	$3,071,477
Accounts receivable, net of reserves of approximately $1,201,000 at September 30, 2001 and $1,742,000 at December 31, 2000	9,047,544	8,606,144
Inventories (Note 3)	4,341,994	4,297,626
Deferred tax asset	1,539,489	1,539,489
Prepaid expenses and other current assets	1,227,918	356,141

Total current assets	19,009,703	17,870,877

Property, plant and equipment, net	4,507,267	3,122,681
Goodwill, trademarks and other intangible assets, net	33,423,534	34,856,449
Deferred financing costs and other assets, net	319,817	762,601
Net assets from discontinued operations	21,159,958	18,345,835

	$78,420,279	$74,958,443

LIABILITIES AND STOCKHOLDERS' EQUITY AND NET INVESTMENT FROM INVERNESS MEDICAL TECHNOLOGY, INC.
CURRENT LIABILITIES:
Accounts payable	4,025,425	5,418,894
Accrued expenses and other current liabilities	7,460,201	6,157,308
Due to Inverness Medical Technology, Inc. and affiliated companies (Note 5a)	4,565,309	3,241,090
Current portion of long-term debt	4,809,981	5,309,666

Total current liabilities	20,860,916	20,126,958

LONG-TERM LIABILITIES:
Deferred tax liability	1,120,674	1,120,674
Other long-term liabilities	166,000	170,000
Notes payable to Inverness Medical Technology, Inc. (Note 5b)	4,135,747	4,208,274
Long-term debt, net of current portion	4,714,115	7,520,487

Total long-term liabilities	10,136,536	13,019,435

Commitments and contingencies
STOCKHOLDERS' EQUITY AND NET INVESTMENTS FROM INVERNESS MEDICAL TECHNOLOGY, INC.:
Common stock, $0.001 par value
Issued and outstanding shares — 6,504,210 shares at September 30, 2001 and 5,827,715 shares at December 31, 2000	6,504	5,828
Additional paid-in capital	53,219,572	51,145,250
Net investment from Inverness Medical Technology, Inc.	4,810,615	3,693,975
Accumulated deficit	(11,574,462)	(13,798,883)
Accumulated other comprehensive income	960,598	765,880

Total stockholders' equity and net investment from Inverness Medical Technology, Inc.	47,422,827	41,812,050

	$78,420,279	$74,958,443

The accompanying notes are an integral part of these combined financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

COMBINED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM CONTINUING OPERATIONS:
Net income	$1,176,262	$1,743,260
(Income) loss from discontinued operations	(603,064)	475,359

Income from continuing operations	573,198	2,218,619
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	2,330,048	2,089,738
Capital contribution from Inverness Medical Technology, Inc. related to income taxes for Inverness Medical, Inc.	75,000	541,727
Changes in assets and liabilities:
Accounts receivable	(393,700)	(766,386)
Inventories	16,760	(1,524,350)
Prepaid expenses and other current assets	(802,100)	373,251
Accounts payable	(1,445,396)	824,427
Due to Inverness Medical Technology, Inc. and affiliated companies	1,251,692	(373,455)
Accrued expenses and other current liabilities	1,311,401	2,533,130

Net cash provided by continuing operations	2,916,903	5,916,701

Net cash used in discontinued operations	(211,059)	(1,959,720)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,214,441)	(629,150)
Proceeds form the sale of property, plant and equipment	62,000	66,000
Decrease in other assets	337,688	3,300

Net cash used in investing activities	(1,814,753)	(559,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash paid for deferred financing cost	(47,524)	(103,750)
Proceeds from borrowings under notes payable	52,000	12,000
Repayments of notes payable	(3,342,550)	(4,426,647)
Contribution from Inverness Medical Technology, Inc.	2,125,581	1,085,786

Net cash used in financing activities	(1,212,493)	(3,432,611)

Foreign exchange effect on cash and cash equivalents	102,683	363,531

Net (decrease) increase in cash and cash equivalents	(218,719)	328,051
Cash and cash equivalents, beginning of period	3,071,477	660,557

Cash and cash equivalents, end of period	$2,852,758	$988,608

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$653,497	$1,192,841

Income taxes paid	$21,000	$30,000

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Contingent consideration recorded by Inverness Medical, Inc. as additional goodwill and allocated to net assets of discontinued operations (Note 10)	$2,000,000	$—

The accompanying notes are an integral part of these combined financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO COMBINED FINANCIAL STATEMENTS

(1)  Basis of Presentation of Financial Information and Description of Business

    The accompanying combined financial statements of Inverness Medical Innovations, Inc. and its subsidiaries (the Company or Innovations) are unaudited. In the opinion of management, the unaudited combined financial statements contain all adjustments considered normal and recurring necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with generally accepted accounting principles. The Company filed audited combined financial statements, which included information and footnotes necessary for such presentation for the year ended December 31, 2000, which is included in its registration statement on Form S-4, as amended, filed with the Securities and Exchange Commission on October 19, 2001. These unaudited combined financial statements should be read in conjunction with the audited combined financial statements and notes thereto for the year ended December 31, 2000.

    On November 21, 2001, pursuant to an Agreement and Plan of Split-Off and Merger dated May 23, 2001 (the Agreement), Johnson & Johnson acquired Inverness Medical Technology, Inc. (Inverness) in a merger transaction and, simultaneously, Innovations, a majority-owned subsidiary of Inverness, was split off from Inverness as a separate publicly traded company. Pursuant to the terms of the Agreement and related agreements, immediately prior to the consummation of the transaction, Inverness restructured its operations so that all of Inverness' non-diabetes businesses (women's health, nutritional supplements and clinical diagnostics) were held by Innovations and its subsidiaries. At the closing of the transaction, all of the shares of Innovations common stock held by Inverness were split-off from Inverness in a pro rata distribution to Inverness stockholders and Inverness (which then consisted primarily of its diabetes care business) merged with and became a wholly-owned subsidiary of Johnson & Johnson.

    Innovations was incorporated on May 11, 2001 for the purpose of receiving Inverness' contribution of its women's health, nutritional supplements and clinical diagnostics businesses in connection with the transactions described in the Agreement and related agreements. Innovations' combined financial statements consist of Inverness subsidiaries and businesses that were contributed to Innovations for all periods presented as if such subsidiaries and businesses were historically organized in a manner consistent with the restructuring set forth in the Agreement and related agreements. The primary subsidiaries and businesses that comprise the combined entity are as follows:

  •
  Inverness Medical, Inc. (IMI), a U.S. corporation, and its wholly-owned subsidiary, Can-Am Care Corporation (Can-Am), a U.S. corporation

  •
  Cambridge Diagnostics Ireland Ltd. (CDIL), an Irish corporation

  •
  Orgenics, Ltd. (Orgenics), an Israeli corporation

  •
  The women's health business of Inverness Medical Europe GmbH (IME), a German corporation

  •
  Inverness Medical Benelux Bvba (IMB), a Belgian corporation

  •
  The women's health assets held by Inverness, plus allocations to Innovations of Inverness common expenditures

    Innovations has combined the financial statements of the above individual legal entities, along with the assets, liabilities, revenues and expenses of the businesses. All material intercompany transactions and balances have been eliminated. Amounts due to or due from Inverness and Inverness subsidiaries that are not part of Innovations are reflected as amounts due to or from Inverness Medical Technology, Inc. and affiliated companies (see below and Note 5). Innovations' equity accounts reflect the par value of Innovations' stock at the date of incorporation, retroactively restated on each relevant date to reflect a stock split that would have been necessary to effect the split-off on such date (Note 12), the historical equity accounts of the legal entities that comprise Innovations and a "Net Investment from Inverness Medical Technology, Inc." representing the net assets of the businesses that were contributed to Innovations.

    Pursuant to the Agreement and related agreements, on November 21, 2001, immediately prior to the split-off and merger, Innovations transferred to Inverness those entities or businesses that conduct business in the diabetes segment, principally the Can-Am subsidiary of IMI and the diabetes business of IMB. As a result, Innovations has presented the historical diabetes operations of its subsidiaries as discontinued operations in the accompanying combined financial statements under Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

    The discontinuation of the diabetes businesses is one of a number of transactions that occurred upon the closing of the transactions contemplated by the Agreement and related agreements that had a significant impact on Innovations' financial statements. Under the terms of the Agreement and related agreements, Inverness capitalized Innovations with approximately $40 million in net cash in connection with the restructuring that occurred immediately prior to the split-of and merger. Inverness also assumed or discharged all of Innovations' third-party and related-party debt, except for the third-party debt maintained by CDIL and Orgenics, which had balances of approximately $242,000 and $719,000, respectively, at September 30, 2001.

    At the closing of the transactions contemplated by the Agreement, Inverness distributed to its stockholders one Innovations share for every five Inverness shares held. In order for Inverness to do so, Innovations declared a stock split, effected as a dividend. Accordingly, earnings per share information for all periods presented represents the actual number of shares of Innovations common stock outstanding as of the date of its incorporation, retroactively restated on each relevant date to reflect a stock split that would have been necessary to effect the split-off on such date (Note 12).

    Innovations' combined financial statements also reflect the allocation of Inverness' common expenditures. Such allocations have been made in accordance with Staff Accounting Bulletin (SAB) No. 55, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.

    The accompanying combined financial statements reflect substantially all costs of doing business, including those incurred by Inverness on Innovations' behalf. Costs that are clearly identifiable as being applicable to an Innovations subsidiary or business have been allocated to Innovations. The most significant costs included in this category include salary and benefits of certain employees and legal and other professional fees. Costs of centralized departments and corporate operations that serve all operations have been allocated, where such allocations would be material, using relevant allocation measures, such as estimated percentage of time worked for salary and benefits of certain executives and employees and square feet occupied for occupancy costs in shared facilities. Corporate costs that clearly relate to businesses or subsidiaries that were retained by Inverness or that do not provide any significant direct or indirect benefit to Innovations have not been allocated to Innovations. Innovations accounts for income taxes using the separate return method, pursuant to Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. Inverness has historically charged interest on loans made to its subsidiaries. Accordingly, Innovations' combined statements of operations reflect interest expense on amounts due to entities not included in Innovations' combined financial statements (primarily to Inverness) (see Note 5). Interest expense also reflects amounts recorded on third-party notes payable when such notes relate specifically to Innovations' operations. Interest expense does not include amounts recorded on general corporate borrowings of Inverness. Innovations believes that the allocation methods described herein are reasonable and fairly reflect its financial position and results of operations.

    Immediately prior to the split-off and merger, each Inverness option or warrant was split into a new Inverness option or warrant and an Innovations option or warrant (the new Inverness options and warrants were subsequently converted into Johnson & Johnson options or warrants in the merger). The option or warrant split was accomplished in such a manner that the aggregate intrinsic value of the two options or warrants equals the intrinsic value of the Inverness option or warrant before the split. The option or warrant split also required that the ratio of intrinsic value to market value for each option or warrant be the same. Concurrent with the option split, (1) the vesting for all Innovations options was accelerated and (2) the period of exercisability for Inverness employees that did not become Innovations employees was extended. Such actions are deemed to be award modifications pursuant to Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation. Under FIN No. 44, Innovations will measure compensation at the date of the award modifications based on the intrinsic value of the option and will recognize such compensation if, absent the modifications, the award would have been forfeited pursuant to the award's original terms. For Inverness employees who did not become employees of Innovations, the recognition of this charge was immediate. Innovations estimates the amount of this charge to be approximately $645,000. The total number of shares of common stock underlying stock options and warrants Innovations issued in the split-off was 929,456 and 117,950, respectively.

(2)  Cash and Cash Equivalents

    The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2001, the Company's cash equivalents consisted of money market funds.

(3)  Inventories

    Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

	September 30, 2001	December 31, 2000
Raw materials	$1,112,809	$1,582,149
Work-in-process	838,478	158,617
Finished goods	2,390,707	2,556,860

	$4,341,994	$4,297,626

(4)  Earnings Per Share

    Earnings per share, computed in accordance with SFAS No. 128, Earnings per Share, is based upon the actual number of common shares issued and outstanding upon incorporation of Innovations, for all periods presented, adjusted on each relevant date to reflect a stock split that would have been necessary to effect the split-off on such date (Note 12). The following table summarizes Innovations weighted average common shares outstanding based on the weighted average number of Inverness common shares outstanding for each of the periods presented and adjusted to reflect the consummation of the planned split-off distribution ratio and related stock split.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Number of Inverness weighted average common shares outstanding	32,277,850	24,957,114	31,554,955	22,618,417
Planned split-off distribution ratio of 5:1	5	5	5	5

Total Innovations weighted average common shares outstanding	6,455,570	4,991,423	6,310,991	4,523,683

    There were no dilutive securities outstanding during the three and nine months ended September 30, 2001, and 2000.

(5)  Related Party Transactions

  (a) Due to Inverness Medical Technology, Inc. and Affiliated Companies

    The amounts for "Due to Inverness Medical Technology, Inc. and Affiliated Companies" are comprised of the following:

	September 30, 2001	December 31, 2000
Due to Inverness	$3,503,203	$2,261,213
Due to IME, an Inverness subsidiary	1,062,106	979,877

	$4,565,309	$3,241,090

    The amounts "Due to Inverness" and "Due to IME" mostly represent funding, net of repayments, from the respective entities to Innovations entities or businesses. In connection with the closing of the transactions contemplated in the Agreement and related agreements, all of the Company's amounts comprising "Due to Inverness Medical Technology, Inc. and Affiliated Companies" were discharged.

    The combined statements of operations include expenses, which are allocated to IMI by Inverness. These allocations include, among other things, support services such as financial, computer, legal, sales, marketing, customer support and accounting, as well as rent and administrative costs (see Note 1). IMI recorded expenses relating to these allocations of approximately $274,000 and $178,000 for the three months ended September 30, 2001 and 2000, respectively, and approximately $702,000 and $540,000 for the nine months ended September 30, 2001 and 2000, respectively, which it believes approximates arm's-length costs. The allocated expenses, which are included in the respective captions in the accompanying combined statements of operations, are made up of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Cost of sales	$14,410	$18,217	$41,631	$46,450
Selling, general and administrative	259,174	159,677	660,529	493,071

Total expenses allocated to IMI from Inverness	$273,584	$177,894	$702,160	$539,521

  (b) Notes Payable to Inverness

    On February 19, 1997, in connection with the purchase of the nutritional supplement product line from American Home Products, IMI borrowed $2,000,000 from Inverness. Interest is payable at an annual rate of 6.5%. Interest expense on this note was approximately $33,000 for both the three months ended September 30, 2001 and 2000 and $97,000 and $98,000 for the nine months ended September 30, 2001 and 2000, respectively. At September 30, 2001, IMI had a balance of approximately $470,000 in accrued interest related to this note. This note is subordinate to all bank debt and cannot be repaid until all bank debt is repaid in December 2003.

    At September 30, 2001 and December 31, 2000, CDIL had note payable balances plus accrued interest totaling $2,136,000 and $2,208,000, respectively, due to Inverness under a note payable agreement originally dated July 1, 1997. Interest is accrued at an annual rate of 9%. Interest expense on this note was approximately $53,000 and $48,000 during the three months ended September 30, 2001 and 2000, respectively, and $153,000 and $115,000 during the nine months ended September 30, 2001 and 2000, respectively. This note is subordinate to all bank debt and cannot be repaid until all bank debt is repaid.

    In connection with the closing of the transactions contemplated in the Agreement and related agreements, the balance of the Company's "Notes Payable to Inverness Medical Technology, Inc." was discharged.

  (c) Transition Services Agreement with Inverness

    Prior to the closing of the split-off and merger, Inverness and Innovations entered into a transition services agreement (the Transition Services Agreement), whereby each party will provide transition services to the other for an agreed-upon period of time and service fee. Transition services will include, but will not be limited to, operational services provided by IMI and CDIL to Inverness related to certain diabetes products and by IME to Innovations related to women's health products.

(6)  Comprehensive Income

    The Company's only item of comprehensive income relates to foreign currency translation adjustments. Comprehensive income for the three months ended September 30, 2001 and 2000 was approximately $212,000 and $606,000 more than reported net income, respectively, and for the nine months ended September 30, 2001 and 2000 approximately $195,000 and $356,000 more than reported net income, respectively, due to foreign currency translation adjustments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    On November 21, 2001, pursuant to an agreement and plan of split-off and merger dated May 23, 2001, Johnson & Johnson acquired Inverness Medical Technology, Inc. (Inverness), our former parent, in a merger transaction and, simultaneously, our company, Inverness Medical Innovations, Inc., was split off from Inverness as a separate publicly traded company. Pursuant to the terms of the related transaction agreements, immediately prior to the consummation of the transaction, Inverness restructured its operations so that we and our subsidiaries would hold all of Inverness' non-diabetes businesses (women health, nutritional supplements and clinical diagnostics). At the closing of the transaction, all of the shares of our common stock held by Inverness were split-off from Inverness in a pro rata distribution to Inverness' stockholders and Inverness (which then consisted primarily of its diabetes business) merged with and became a wholly-owned subsidiary of Johnson & Johnson.

    We develop, manufacture and market self-test diagnostic and other products for the women's health market and, to a lesser extent, clinical diagnostic products for the infectious disease market. Self-test diagnostic products allow individuals to obtain accurate information regarding various medical conditions on a confidential, non-prescription basis, without the expense, inconvenience and delay associated with physician visits or laboratory testing. This information gives individuals greater control over their health and their lives, allowing them to make informed decisions and take action to protect their health, alone or in consultation with healthcare professionals. Our existing self-test products are targeted at the women's health market, one of the largest existing markets for self-care diagnostics, and include home pregnancy detection tests and ovulation prediction tests. We also sell a line of nutritional supplements targeted primarily at the women's health market. Our products for the infectious disease market include test kits used by smaller laboratories, physicians' offices and other point-of-care sites for the detection of certain diseases and agents such as HIV-1, HIV-2, hepatitis and chlamydia. The products rely on proprietary technologies, which utilize in-vitro antigen antibody reactions that enable users to obtain a rapid and reliable result.

RECENT DEVELOPMENTS

Non-Binding Term Sheet with IVC Industries, Inc.

    On September 21, 2001, we entered into a non-binding letter of intent with IVC Industries, Inc. (IVC) to acquire all of the outstanding common stock of IVC. IVC is a manufacturer and distributor of vitamins and nutritional supplements. In accordance with the letter of intent, each stockholder of IVC may receive cash, common stock or a combination of cash and common stock, valued at $2.50 per share for each share of IVC common stock. The value of the cash and stock consideration to be paid, excluding assumed debt of IVC as of April 30, 2001 of approximately $24.6 million, would be approximately $5.25 million, based upon IVC's 2.1 million shares outstanding. The acquisition is subject to a number of conditions, including negotiation of a definitive acquisition agreement, approval by our company's and IVC's boards of directors, modification of loan agreements with IVC's principal lender, the continuation of certain key customer and supplier relationships and satisfactory due diligence. We cannot assure you that we will be able to reach a definitive agreement with IVC or that it will complete the acquisition of IVC on the terms described in the letter of intent.

RESULTS OF OPERATIONS

         Net revenues.  Net revenues decreased by $930,000, or 7%, to $11.6 million for the three months ended September 30, 2001 from $12.5 million for the three months ended September 30, 2000. Likewise, net revenues decreased by $3.0 million, or 8%, to $35.7 million for the nine months ended September 30, 2001 from $38.7 million for the nine months ended September 30, 2000. The decline was predominantly due to decreases in net sales of our nutritional supplements of $4.2 million, or 28%, to

$10.7 million for the nine months ended September 30, 2001 from $14.9 million for the nine months ended September 30, 2000. Despite past sales and marketing efforts, which were limited due to the size of our company, sales of our nutritional supplements have declined each year since 1998. We intend to improve our sales of nutritional supplements by additional and alternative marketing efforts and future business combinations. The decrease in sales of our nutritional supplements was partially offset by an increase in sales of our women's health products, primarily branded and private label pregnancy and ovulation tests. Net sales of our women's health products were $17.2 million for the nine months ended September 30, 2001, an increase of $1.1 million, or 7%, as compared to $16.1 million for the nine months ended September 30, 2000. We intend to increase our market share of women's health products by introducing new or improved products and through future business combinations. Net clinical diagnostic product sales remained stable at $7.8 million for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Our clinical diagnostics products have been targeted at a niche market of small and medium sized decentralized laboratories operating in the field of infectious diseases. To the extent that trends or changes in the health care industry favor economies of scale and centralized laboratory testing, sales of our clinical diagnostic products could decline.

    Gross profit.  Gross profit decreased by $435,000, or 7%, to $5.6 million for the three months ended September 30, 2001 from $6.0 million for the three months ended September 30, 2000. Likewise, gross profit decreased by $1.7 million, or 9%, to $18.1 million for the nine months ended September 30, 2001 from $19.8 million for the nine months ended September 30, 2000. The decrease in gross profits primarily resulted from the decline in sales of our nutritional supplements. Gross profit from our nutritional supplements product sales was $5.8 million for the nine months ended September 30, 2001, a decrease of $2.5 million, or 30%, from $8.3 million for the nine months ended September 30, 2000. Gross profit from our women's health product sales was $8.1 million for the nine months ended September 30, 2001, an increase of $807,000, or 11%, from $7.3 million for the nine months ended September 30, 2000. Gross profit from our clinical diagnostics product sales remained stable at $4.4 million for the nine months ended September 30, 2001 as compared to $4.5 million for the nine months ended September 30, 2000. Overall gross margin remained stable at 48% for the three months ended September 30, 2001 and 2000 and 51% for the nine months ended September 30, 2001 and 2000.

    Research and development expense.  Research and development expense increased slightly by $57,000, or 18%, to $378,000 for the three months ended September 30, 2001 from $321,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, research and development expense also increased slightly by $59,000, or 6%, to $1.0 million from $973,000 for the nine months ended September 30, 2000. To date, most of the research and development expense has been related to our clinical diagnostics business. We expect to increase our spending on new product development and to improve existing products.

    Selling, general and administrative expense.  Selling, general and administrative expense increased by $851,000, or 19%, to $5.2 million for the three months ended September 30, 2001 from $4.4 million for the three months ended September 30, 2000. Selling, general and administrative expense increased by $508,000, or 4%, to $14.1 million for the nine months ended September 30, 2001 from $13.6 million for the nine months ended September 30, 2000. The increase in selling, general and administrative expense resulted from various legal expenses associated with the defense and prosecution of certain litigation during the three and nine months ended September 30, 2001. Selling, general and administrative expense as a percentage of net revenue increased to 45% for the three months ended September 30, 2001 from 35% for the three months ended September 30, 2000, and increased to 39% for the nine months ended September 30, 2001 from 35% for the nine months ended September 30, 2000.

    Interest expense.  Interest expense decreased by $263,000, or 56%, to $204,000 for the three months ended September 30, 2001 from $467,000 for the three months ended September 30, 2000. Likewise, interest expense decreased by $517,000, or 36%, to $927,000 for the nine months ended September 30, 2001 from $1.4 million for the nine months ended September 30, 2000. The decrease in interest expense was the result of a lower average outstanding debt balance and, to a lesser extent, lower interest rates on our bank borrowings during 2001.

    Other expense, net.  Other expense, net, includes interest income and other income and expenses, primarily foreign exchange gains and losses. Interest income increased by $23,000, or 5280%, to $24,000 for the three months ended September 30, 2001 from $400 for the three months ended September 30, 2000. Likewise, interest income increased by $86,000, or 697%, to $98,000 for the nine months ended September 30, 2001 from $12,000 for the nine months ended September 30, 2000. The increase in interest income is due to the increase in the average cash balances in 2001. Also included in other expense, net, was $12,000 and $(375,000) in foreign exchange gain (loss) for the three and nine months ended September 30, 2001, respectively, compared to $(24,000) and $(79,000) in foreign exchange losses for the three and nine months ended September 30, 2000, respectively.

    Income taxes.  During the three months ended September 30, 2001, we recorded income tax provisions of $65,000, a decrease of $457,000, or 88%, as compared to $522,000 for the three months ended September 30, 2000. During the nine months ended September 30, 2001, we recorded income tax provisions of $1.2 million, a decrease of $351,000, or 23%, as compared to $1.5 million for the nine months ended September 30, 2000. We recorded reduced income tax provisions in 2001 due to the decline in profits for the nine months ended September 30, 2001 as compared to the profits for the nine months ended September 30, 2000.

    Income (loss) from discontinued operations.  During the three months ended September 30, 2001 and 2000, we recorded income from discontinued operations, net of income taxes, of $441,000 and $269,000, respectively. During the nine months ended September 30, 2001 and 2000, we recorded income (loss) from discontinued operations, net of income taxes, of $603,000 and $(475,000), respectively. As discussed in Note 1 of the "Notes to Combined Financial Statements", the discontinued operations represent our diabetes business, which we contributed to Inverness as part of the split-off and merger transaction.

    Net income.  For the three months ended September 30, 2001, we recorded a net income of $153,000 compared to a net income of $586,000 for the three months ended September 30, 2000. Both our basic and diluted net income per share for the three months ended September 30, 2001 were $0.02 compared to the basic and diluted net income per share of $0.11 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, we recorded a net income of $1.2 million compared to a net income of $1.7 million for the nine months ended September 30, 2000. Both our basic and diluted net income per share for the nine months ended September 30, 2001 were $0.19 as compared to the basic and diluted net income per share of $0.38 for the nine months ended September 30, 2000. See Note 4 of the accompanying "Notes to Combined Financial Statements". The decrease in earnings primarily resulted from decrease in sales of our nutritional supplements and various legal expenses associated with the defense and prosecution of certain litigation.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 2001, we had cash and cash equivalents of $2.9 million, a $219,000 decrease from December 31, 2000. We have historically funded our business through operating cash flows, proceeds from borrowings and contributions from Inverness and affiliated companies. Cash generated from our operating activities during the nine months ended September 30, 2001 was $2.9 million due largely to $2.9 million in earnings adjusted for noncash expenses and net income from discontinued operations. During the nine months ended September 30, 2001, cash used in our discontinued

operations was $211,000. During the nine months ended September 30, 2001, we used cash of $1.8 milllion for our investing activities, primarily on capital expenditures of $2.2 million at our manufacturing facilities in Ireland and our corporate office in the United States, net of a decrease in non-current assets of $338,000. During the nine months ended September 30, 2001, we used cash of $1.2 million for financing activities, which primarily consisted of $3.3 million in principal repayments on loans from The Chase Manhattan Bank (Chase) and various other debt, net of a total of $2.1 million in capital contributions from Inverness. Working capital deficit was $1.9 million on September 30, 2001 compared to a deficit of $2.3 million on December 31, 2000.

    In February 1998, our subsidiary, Inverness Medical, Inc. (IMI), acquired Can-Am, a leading supplier of diabetes care products, for a combination of cash, notes and shares of Inverness common stock. At the time, IMI entered into a $42 million credit agreement with Chase, with Inverness as guarantor, to fund the cash portion of the purchase price and to repay outstanding indebtedness under a prior credit facility. The Chase credit agreement consisted of a $37 million term loan and a $5 million revolving line of credit. Borrowings under the Chase credit agreement were secured by the capital stock of a subsidiary of Inverness, our assets and the assets of our subsidiaries. IMI was required to make quarterly principal payments on the term portion of the loan ranging from $1.4 million to $1.7 million through December 31, 2003. IMI was also required to make mandatory prepayments on the term loan if it met certain cash flow thresholds, sold assets outside of the ordinary course of business, issued or sold indebtedness or issued stock. During the nine months ended September 30, 2001, IMI made quarterly principal payments and a mandatory prepayment totaling $5.1 million. A portion of the term loan balance in the accompanying balance sheets as of September 30, 2001 and December 31, 2000 was allocated to the net assets amounts of our discontinued operations. At September 30, 2001, the revolving line of credit was unused. Immediately prior to the consummation of the split-off and merger, Inverness assumed and paid off the entire balance of this term loan using proceeds from another credit facility.

    During 1999, our subsidiary in Ireland, Cambridge Diagnostics Ireland Ltd. (CDIL), financed the purchase of one of its manufacturing buildings through a mortgage loan (the CDIL Mortgage) with the seller. The outstanding balance of the CDIL Mortgage was $242,000 at September 30, 2001. The CDIL Mortgage bears interest at 6% and is payable semiannually through 2003.

    Our subsidiary in Israel, Orgenics Ltd. (Orgenics), had bank debt balances totaling $719,000 at September 30, 2001. Orgenics' bank debt is collaterized by certain of Orgenics' assets. The notes bear interest at various rates and are payable monthly through 2002.

    As of December 31, 2000, we had approximately $23.3 million of foreign net operating loss carryforwards. These losses are available to reduce foreign taxable income in future years, if any. We have recorded a valuation allowance against the portion of the deferred tax assets related to foreign net operating losses and other foreign deferred tax assets to reflect uncertainties that might affect the realization of the deferred tax assets, as these assets can only be realized via profitable foreign operations.

    Based upon our operating plans, we believe that our existing capital resources, together with $40 million in net cash that we received from Inverness and Inverness' assumption and discharge of our term loan with Chase and related party debt, respectively, as part of the restructuring that occurred immediately prior to the split-off and merger, will be adequate to fund our operations and scheduled debt obligations for at least the next 12 months. We may expand our research and development of, and may pursue the acquisition of, new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. Additional capital may not be available to finance such activities, or, if available, may not be available on acceptable terms. If we raise additional funds by issuing equity securities, dilution to then existing stockholders will result. For additional information regarding the risks associated with potential business acquisitions or investments, see pages 24-25 of "Certain Factors Affecting Future Results."

Certain Factors Affecting Future Results

    There are various risks, including those described below, which may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements on page 34.

Risks Related to the Split-Off

Our businesses will face challenges as part of a stand-alone company that we did not experience as part of Inverness.

    As an independent, publicly owned company, we now face new issues and challenges that we did not experience when we were part of Inverness. Examples of potential issues include:

  •
  our inability to rely on the long-term financial strength of Inverness

  •
  our inability to rely on the earnings, cash flow, assets and goodwill of Inverness' diabetes business

  •
  our inability to rely on the experience and business relationships of some personnel who will not be continuing employment with our company

  •
  greater difficulty in obtaining financing on terms satisfactory to us, if needed

  •
  greater difficulty in obtaining and maintaining insurance on terms that are acceptable to us

  •
  increased costs of hiring and retaining employees in departments previously shared by all the businesses of Inverness, including the legal, risk management, tax, treasury, human resources and public relations departments, and

  •
  generally increased overhead and administrative costs as a result of establishing a stand-alone company.

    We may not resolve these issues or overcome these challenges. As a result, we may not succeed in generating and expanding customer relationships, containing costs and expenses and enhancing our business. In addition, competitive and market factors specific to the women's health, nutritional supplements and clinical diagnostics industries will more significantly impact our smaller, less diversified company.

Our businesses have traditionally relied on Inverness for financial assistance and may have difficulty with liquidity and capital requirements without this assistance.

    Our businesses have historically relied on the earnings, assets and cash flow of Inverness for liquidity, capital requirements and administrative services. In the past, when the liquidity needs of our businesses exceeded their cash flow, Inverness provided the necessary funds. Our inability to rely on Inverness for financial assistance may increase our cost of capital or limit our available sources of capital.

Our historical financial information may not be representative of our results as a separate company.

    The financial information we have included in this quarterly report on Form 10-Q may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during the periods presented. This financial information also may not reflect what our results of operations, financial position and cash flows will be in the future. This is not only related to the various risks associated with the fact that we have not been a stand-alone company, but also because:

  •
  various adjustments and allocations were made to the financial statements in this quarterly report on Form 10-Q because Inverness did not account for us as a single stand-alone business for any period presented and

  •
  the information does not reflect many significant changes that will occur in our financial condition, capital structure and operations as a result of our separation from Inverness.

    The adjustments and allocations we made in preparing our financial information may not appropriately reflect our operations during the periods presented as if we had operated as a stand-alone company. We cannot predict what the actual effect of our separation from Inverness will be.

The change of some personnel in our company in conjunction with the split-off may impact our business.

    Some of Inverness' personnel became our initial employees, while others did not. In particular, certain significant employees of Inverness who were engaged primarily in the diabetes care products business remained with that business. In addition, some members of Inverness' management who worked substantially for Inverness' diabetes care products business became our employees. Finally, some Inverness personnel who provided services beneficial to our businesses through their work in Inverness' accounting, sales, marketing, operations, quality assurance, regulatory compliance and other areas did not become part of our company after the split-off or, in certain cases, their services may only be available to us on a transitional basis for up to nine months. The loss of certain significant employees, the transition of personnel from Inverness' diabetes business to our company and the loss of other Inverness personnel who will not become our employees may impact or disrupt our sales and marketing activities, our research and development efforts or our administrative functions.

Our stock price may fluctuate significantly and stockholders who buy or sell our common stock may lose all or part of the value of their Innovations common stock, depending on the price of our common stock from time to time.

    Our common stock recently became listed on The American Stock Exchange. An active trading market in our common stock, however, may not develop or be sustained in the future. Our common stock may experience volatility until trading values become established. As a result, it could be difficult to make purchases or sales of our common stock in the market at any particular time.

    Inverness stockholders immediately prior to the split-off became stockholders of our company immediately after the split-off. Some stockholders who received our common stock in the split-off may decide that they do not want to maintain an investment in a company involved primarily in women's health products or in a public company that does not have a proven track record as a stand-alone company. If these stockholders decide to sell all or some of their shares or if the market perceives that those sales could occur, the trading value of your shares may decline. In addition, because we will be a smaller and less diversified company than Inverness, market analysts and the investment community may not follow our common stock as closely as they have followed Inverness common stock in the past. If there is only a limited following by market analysts or the investment community, the amount of market activity in our common stock may be reduced, making it more difficult for you to sell your shares.

    In addition, our share price may be volatile due to our operating results, as well as factors beyond our control. It is possible that in some future periods the results of our operations will be below the expectations of the public market. In any such event, the market price of our common stock could decline. Furthermore, the stock market may experience significant price and volume fluctuations, which may affect the market price of our common stock for reasons unrelated to our operating performance. The market price of our common stock may be highly volatile and may be affected by factors such as:

  •
  our quarterly operating results, including our failure to meet the performance estimates of securities analysts

  •
  changes in financial estimates of our revenues and operating results or buy/sell recommendations by securities analysts

  •
  the timing of announcements by us or our competitors of significant products, contracts or acquisitions or publicity regarding actual or potential results or performance thereof

  •
  changes in general conditions in the economy, the financial markets or the health care industry

  •
  government regulation in the health care industry

  •
  changes in other areas such as tax laws

  •
  sales of substantial amounts of common stock or the perception that such sales could occur

  •
  changes in investor perception of our industry, our businesses or our prospects or

  •
  other developments affecting us or our competitors.

We are obligated to indemnify Inverness and others for liabilities which could require us to pay Inverness amounts that we may not have.

    The restructuring agreement, post-closing covenants agreement and related agreements entered into in connection with the split-off and merger provide that we will indemnify Inverness and other related persons for specified liabilities related to our businesses, statements in the proxy statement/prospectus issued in connection with the split-off and merger about our businesses and breaches of our obligations under the restructuring agreement, post-closing covenants agreement and related agreements. We are also required to indemnify Inverness for particular losses arising from the failure to amend some outstanding warrants for the purchase of Inverness common stock.

    In addition, under our tax allocation agreement with Inverness and Johnson & Johnson, we will indemnify Johnson & Johnson and Inverness for any unpaid tax liabilities attributable to the pre-split-off operation of our women's health, nutritional supplements and clinical diagnostics businesses.

    We are unable to predict the amount, if any, that may be required for us to satisfy our indemnification obligations under the restructuring agreement and related agreements. However, the amount could be substantial. We may not have sufficient funds available to satisfy our potential indemnification obligations. In addition, we may be unable to obtain the funds on terms satisfactory to us, if at all. If we are unable to obtain the necessary funds, we will need to consider other alternatives, including sales of assets, to raise necessary funds.

We may be subject to liabilities resulting from laws that protect our and Inverness' creditors.

    Under United States federal and state fraudulent transfer laws, a court in a lawsuit by an unpaid creditor or a representative of creditors of ours or of Inverness could determine that, after giving effect to the split-off and merger, we or Inverness:

  •
  were or would be rendered insolvent

  •
  had unreasonably small capital to carry on our business and all businesses in which we or Inverness intended to engage or

  •
  intended to incur, or believed we or Inverness would incur, debts beyond our or Inverness' ability to repay as they would mature.

    If that determination is made, the court could invalidate, in whole or in part, the split-off and merger as a fraudulent transfer and order Inverness stockholders to return the value of the split-off and merger consideration, including any shares of our common stock and any dividends paid or require us to pay various liabilities of Inverness for the benefit of creditors or require Inverness to pay various liabilities of ours for the benefit of creditors.

    Generally, an entity is considered insolvent if the present fair saleable value of its assets is less than

  •
  the amount of its liabilities, including contingent liabilities, or

  •
  the amount that will be required to pay its probable liabilities on its existing debts as they become due.

    We do not know what standard a court would apply in determining insolvency or whether a court would determine that we or Inverness were "insolvent" at the time of or after giving effect to the merger. If we or Inverness became a debtor in a bankruptcy case, the bankruptcy court would apply the standards of United States federal bankruptcy law to determine whether a transfer that occurred within a year before the commencement of the bankruptcy case would qualify as a fraudulent transfer. For transfers that occurred more than one year prior to the bankruptcy case, the bankruptcy court would apply applicable state law standards, which may vary among states. If we or Inverness did not become a debtor in a bankruptcy case, creditors who sought to recover or void transfers as fraudulent transfers would look to the state law standards. It is possible that the standards for determining whether a fraudulent transfer occurred may vary between state and federal law, on the one hand, and between various state laws, on the other.

Risks Related to our Business

We may have difficulty obtaining financing, if necessary, on satisfactory terms.

    As a result of the split-off, we will no longer benefit from any financing arrangements with, or cash advances from, Inverness. We may have difficulty obtaining financing, if necessary, on terms that are acceptable to us, if at all. If we fail to obtain the financing we need, it would have a material adverse effect on our business and financial condition. In addition, although we commenced operations after the split-off with approximately $40 million in net cash, we may choose to seek financing for purchases and other expenditures rather than using some or all of this cash reserve. If we fail to obtain financing that we choose to seek, we will use some or all of our cash reserve and will have a smaller cash reserve available to us on a going forward basis.

We may need to use cash reserves, sell assets or issue securities if cash flow from our operations is not sufficient to meet our future obligations.

    We may not generate sufficient cash flow to meet our future obligations. If cash flow from operations falls below expectations, we may need to delay planned capital expenditures, reduce operating expenses or consider additional alternatives designed to enhance liquidity, such as selling assets, issuing securities or expending some or all of our cash reserves, if not previously expended.

We may not realize some or all of the benefits under the license agreement with Inverness.

    In connection with the merger and split-off, we negotiated a license to use certain of Inverness' technology that Johnson & Johnson acquired. The license agreement imposes limitations on our use of this technology. In addition, we have some exclusive rights under the license agreement to use the licensed technology in specified fields which we will lose if, within ten years from the date of the split-off and merger, we do not commercialize products or services using the licensed technology. Depending on the decisions we will make with respect to future product and technology development efforts, and the success of those efforts, we may be unable to realize the potential benefits under the license agreement.

Non-competition obligations and other restrictions will limit our ability to take full advantage of our management team, the technology we own or license and our research and development capabilities.

    Members of our management team have had significant experience in the diabetes field, technology we own or license may have potential applications to this field, and our research and development capabilities could be applied to this field. In conjunction with the split-off and merger, however, we agreed in the post-closing covenants agreement not to compete with Inverness and Johnson & Johnson in the field of diabetes generally. In addition, Mr. Ron Zwanziger and two of our senior scientists, Dr. David Scott and Dr. Jerry McAleer, have entered into consulting agreements with Inverness that impose similar obligations. Further, the license agreement prevents us from using any of the licensed technology in the field of diabetes generally. As a result of these restrictions, we cannot pursue opportunities in the field of diabetes generally.

If we choose to acquire or invest in new and complementary businesses, products or technologies instead of developing them ourselves, these acquisitions or investments could disrupt our business and, depending on how we finance these acquisitions or investments, could result in significant dilution to our existing stockholders.

    Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, from time to time we may seek to acquire or invest in complementary businesses, products or technologies instead of developing them ourselves. We are currently considering potential strategic acquisitions or investments, and we may or may not proceed with those or other acquisitions or investments in the future. Acquisitions and investments involve numerous risks, including:

  •
  the inability to complete the acquisition or investment,

  •
  disruption of our ongoing businesses and diversion of management attention,

  •
  difficulties in integrating the acquired entities, products or technologies,

  •
  difficulties in operating the acquired business profitably,

  •
  potential loss of key employees, particularly those of the acquired business,

  •
  difficulties in transitioning key customer, distributor and supplier relationships,

  •
  risks associated with entering markets in which we have no or limited prior experience and

  •
  unanticipated costs.

    In addition, any future acquisitions or investments may result in:

  •
  dilutive issuances of equity securities, which may be sold at a discount to market price,

  •
  use of significant amounts of cash,

  •
  the incurrence of debt,

  •
  the assumption of liabilities,

  •
  unfavorable financing terms,

  •
  large one-time expenses and

  •
  the creation of certain intangible assets that may result in significant amortization expense.

    Any of these factors could materially harm our business or our operating results.

We rely upon our manufacturing facilities as well as contract manufacturing arrangements, and manufacturing problems or delays could severely affect our business.

    We produce our pregnancy detection and ovulation prediction tests in our manufacturing facilities located in Galway, Ireland and our clinical diagnostic tests in our manufacturing facilities located in Yavne, Israel. Our production processes are complex and require specialized and expensive equipment. In addition, we rely upon third parties to manufacture our nutritional products. Any event impacting our Galway or Yavne facilities or our contract manufacturers could delay or suspend shipments of products, or could result in the delivery of inferior products. Our revenues from the affected products would decline until such time as we are able to put in place alternative contract manufacturers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

If we fail to meet strict regulatory requirements, we could be required to pay fines or even close our facilities.

    Our facilities and manufacturing techniques generally must conform to standards that are established by government agencies, including those of European governments, as well as the United States Food and Drug Administration. These regulatory agencies may conduct periodic inspections of our facilities to monitor our compliance with applicable regulatory standards. If a regulatory agency finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us or if such a regulatory agency determines that our non-compliance is severe, it may close our facilities. Any adverse action by an applicable regulatory agency could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers' demands.

If we deliver products with defects, our credibility may be harmed, market acceptance of our products may decrease and we may be exposed to liability in excess of our product liability insurance coverage.

    The manufacturing and marketing of women's health products and clinical diagnostic products involve an inherent risk of product liability claims. In addition, our product development and production are extremely complex and could expose our products to defects. Any defects could harm our credibility and decrease market acceptance of our products. In addition, our marketing of nutritional supplements may cause us to be subjected to various product liability claims, including, among others, claims that the nutritional supplements have inadequate warnings concerning side effects and interactions with other substances. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. In the event that we are held liable for a claim for which we are not indemnified, or for damages exceeding the limits of our insurance coverage, that claim could materially damage our business and our financial condition.

Our sales of nutritional supplements have declined each year since 1998 due to the maturity of the market segments we currently serve and the age of our product line and we may experience further declines in sales or increased volatility in the future because the nutritional supplements market is subject to significant fluctuations based upon media attention and new developments.

    Our sales of nutritional products have declined each year since 1998 and we have budgeted for future sale declines. We believe that our products have under-performed the overall market because most growth in the industry is attributed to new products that generate attention in the marketplace. Positive media attention resulting from new scientific studies or announcements can spur rapid growth in individual segments of the market, and also impact individual brands. Conversely, news that challenges individual segments or products can have a negative impact on the industry overall as well as on sales of the challenged segments or products. Most of our nutritional supplements products serve well-established market segments and, absent unforeseen new developments or trends, are not expected to benefit from rapid growth. In addition, most of our nutritional supplements products are aging brands with limited brand retention that face increasing private label competition. The age of our product line means that we are subject to future distribution loss for under-performing brands, while our opportunities for new distribution on the existing product lines are limited.

Sales of our clinical diagnostics products could suffer if economic trends in the health care industry harm our niche market of small and medium sized laboratories.

    From its inception, Orgenics has sold clinical diagnostics products targeted at a niche market of small and medium sized decentralized laboratories operating in the field of infectious disease. To the extent that trends or changes in the health care industry favor economies of scale and centralized laboratory testing, sales of our clinical diagnostics products could suffer.

Revenue from our clinical diagnostics business may decline in the future because trends in the overall market favor direct disease detection over immune response testing.

    New technologies have made it possible to directly identify the presence of disease rather than detecting the presence of antibodies produced through an immune response. The trend of the overall market currently favors direct detection over antibody detection. Virus detection through nucleic acid testing, or NAT, is already mandatory for hepatitis C virus and other markers in France, Australia and certain other developed nations. We believe that the threat from direct detection technology in our core market of small and medium sized decentralized laboratories, small blood banks, physicians and other point of care facilities, particularly in under developed nations, is several years away. However, this trend poses a risk to our core clinical diagnostics business in the long term.

We market our clinical diagnostics products to small and medium sized customers in more than 92 countries at considerable cost that reduces the operating margins in our clinical diagnostics business.

    Because small and medium sized laboratories are the principal customers for our clinical diagnostic products, we sell these products worldwide in order to maintain sufficient sales volume. Our clinical diagnostics products are marketed in more than 92 countries, including many third world and developing nations where smaller laboratories are the norm, where more expensive technologies are not affordable and where infectious diseases are often more prevalent. This worldwide sales strategy is expensive and results in lower margins than would be possible if we could generate sufficient sales volume by operating in fewer markets.

We could suffer monetary damages, incur substantial costs or be prevented from using technologies important to our products as a result of a number of pending legal proceedings.

    Inverness and its subsidiaries are involved in various legal proceedings arising out of the women's health, nutritional supplements and clinical diagnostics business. The current material legal proceedings are:

  •
  a lawsuit by Abbott Laboratories against Inverness and Princeton BioMeditech Corporation, which manufactured products for Inverness' women's health business, claiming, among other things, that some of our products relating to pregnancy detection and ovulation prediction infringe patents to which Abbott asserts it is the exclusive licensee

  •
  a lawsuit by Becton, Dickinson and Company against Inverness alleging that pregnancy and ovulation test kits sold by Inverness, and which we will continue to sell through our women's health business, infringe U.S. Patent No. 4,703,017

  •
  a complaint by Intervention, Inc. against Inverness, four of its private label customers, whom Inverness is defending under agreement, and certain other parties alleging that under Section 17200 of the California Business and Professions Code the defendants' labeling on their home pregnancy tests is misleading as to the level of accuracy under certain conditions.

    Because the above claims each seek damages and reimbursement for costs and expenses without specific amounts, we are unable to assess the probable outcome of or potential liability arising from the lawsuits.

    In connection with the split-off, we agreed to assume, to the extent permitted by law, and indemnify Inverness for, its liabilities in these lawsuits together with any other liabilities arising out of the women's health, nutritional supplements and clinical diagnostics businesses before or after the split-off to the extent such liabilities are not otherwise retained by Inverness. We are unable to assess the materiality or costs associated with these lawsuits at this time. We cannot assure you that these lawsuits or any future lawsuits relating to the health services business will not have a material adverse effect on the health services business.

Our profitability may suffer if we are unable to establish and maintain close working relationships with suppliers, distributors and customers because our business depends on these relationships rather than long-term supply, distribution or sale contracts.

    Our business relies on close working relationships with suppliers, distributors and customers rather than long-term exclusive contractual arrangements. For example, J.W.S. Delavau Co., Inc. manufactures most of our nutritional supplements under a contract that either party may terminate on six months notice. In addition, customers of our branded and private label businesses purchase products through purchase orders only and are not obligated to make future purchases. In calendar year 2000, both Walgreen Co. and Wal-Mart Stores, Inc. accounted for approximately 10% of our net sales. The loss of any existing or future relationships or the failure to continue to develop such relationships in the future could increase our production or shipping costs, or reduce customer revenue.

Retailer consolidation poses a threat to existing retailer relationships and can result in lost revenue.

    Recent years have witnessed rapid consolidation within the mass retail industry. Drug store chains, grocery stores and mass merchandisers, the primary purchasers of our women's health and nutritional supplements products, have all been subject to this trend. Because these customers purchase through purchase orders, consolidation can interfere with existing retailer relationships, especially private label relationships, and result in the loss of major customers and significant revenue streams.

Our financial condition or results of operations may be adversely affected by international business risks.

    A significant number of our employees, including sales, support and research and development personnel, are located outside of the United States. Conducting business outside of the United States is subject to numerous risks, including:

  •
  decreased liquidity resulting from longer accounts receivable collection cycles typical of foreign countries

  •
  lower productivity resulting from difficulties managing our sales, support and research and development operations across many countries

  •
  lost revenues resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems

  •
  lost revenues resulting from the imposition by foreign governments of trade protection measures and

  •
  higher cost of sales resulting from import or export licensing requirements.

Because our business relies heavily on foreign operations and, to a lesser extent, foreign sales, changes in foreign currency exchange rates and our ability to convert currencies may negatively affect our financial condition and results of operations.

    Our two manufacturing facilities are both outside the United States, one in Galway, Ireland and the other in Yavne, Israel. Although sales of our women's health products are primarily in the United States, in 2000 roughly 25%, and in the nine months ended September 30, 2001 roughly 26%, of these sales were outside the United States, primarily in Europe and, to a lesser extent, in South America. Substantially all of our sales of clinical diagnostic test kits are outside the United States, with the largest percentage of sales attributable to our operations in France and Brazil. Because of our foreign operations and foreign sales, we face exposure to movements in foreign currency exchange rates. Our primary exposures are related to the operations of our European and South American subsidiaries. These exposures may change over time as business practices evolve and could result in increased costs or reduced revenue and could impact actual cash flow.

Intense competition could reduce our market share or limit our ability to increase market share, which could impair the sales of our products and harm our financial performance.

    The medical products industry is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry is intense and expected to increase as new products and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. Our future success depends upon our maintaining a competitive position in the development of products and technologies in our areas of focus. Competitors may be more successful in:

  •
  developing technologies and products that are more effective than our products or that render our technologies or products obsolete or noncompetitive

  •
  obtaining patent protection or other intellectual property rights that would prevent us from developing our potential products or

  •
  obtaining regulatory approval for the commercialization of their products more rapidly or effectively than we are in doing so.

    Also, the possibility of patent disputes with competitors holding foreign patent rights may limit or delay expansion possibilities for our women's health products business in certain foreign jurisdictions. In addition, many of our existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources.

    The market for the sale of nutritional supplements is also highly competitive. This competition is based principally upon price, quality of products, customer service and marketing support. There are numerous companies in the nutritional supplement industry selling products to retailers such as mass merchandisers, drug store chains, independent drug stores, supermarkets and health food stores. As most of these companies are privately held, we are unable to obtain the information necessary to assess precisely the size and success of these competitors. However, we believe that a number of our competitors, particularly manufacturers of nationally advertised brand name products, are substantially larger than we are and have greater financial resources.

The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and would reduce our ability to compete in the market.

    Our success will depend in part on our ability to develop or acquire commercially valuable patent rights and to protect our intellectual property. Our patent position is generally uncertain and involves complex legal and factual questions. The degree of future protection for our proprietary rights is uncertain.

    The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

  •
  the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents

  •
  the claims of any patents which are issued may not provide meaningful protection

  •
  we may not be able to develop additional proprietary technologies that are patentable

  •
  the patents licensed or issued to us or our customers may not provide a competitive advantage

  •
  other companies may challenge patents licensed or issued to us or our customers

  •
  patents issued to other companies may harm our ability to do business and

  •
  other companies may design around technologies we have licensed or developed.

    In addition to patents, we rely on a combination of trade secrets, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If they do not protect our rights, third parties could use our technology and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection or prosecute potential infringements of our patents. We also realize that our trade secrets may become known through other means not currently foreseen by us. Despite our efforts to protect our intellectual property, our competitors or customers may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies.

Claims by other companies that our products infringe on their proprietary rights could adversely affect our ability to sell our products and increase our costs.

    Substantial litigation over intellectual property rights exists in our industry. We expect that our products and products in our industry may increasingly be subject to third party infringement claims as the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our products or technology may infringe. Any of these third parties might make a claim of infringement against us. Any litigation could result in the expenditure of significant financial resources and the diversion of management's time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, have an impact on prospective customers, cause product shipment delays, require us to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenue may decrease and we could be exposed to legal actions by our customers.

We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which would be expensive and, if we lose, could cause us to lose some of our intellectual property rights, which would reduce our ability to compete in the market.

    We rely on patents to protect a portion of our intellectual property and our competitive position. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. Litigation may be necessary to:

  •
  assert claims of infringement

  •
  enforce our patents

  •
  protect our trade secrets or know-how or

  •
  determine the enforceability, scope and validity of the proprietary rights of others.

    Lawsuits could be expensive, take significant time and divert management's attention from other business concerns. Litigation would put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. We may also provoke third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any of these suits and the damages or other remedies awarded, if any, may not be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, our stock price could decline.

We may be unable to hire, retain or motivate key personnel, upon whom the success of our business will depend.

    We are highly dependent upon certain members of our management and scientific staff, particularly Ron Zwanziger, David Scott and Jerry McAleer. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel. We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We may fail to retain our key employees. Further, we may fail to attract, assimilate, retain or train other needed qualified employees in the future. We do not have employment agreements with all of our key employees. The loss of any of our key employees, including our scientists, may impact or disrupt our sales and marketing activities, our research and development efforts, our capital-raising efforts or our administrative functions.

We may be liable for contamination or other harm caused by hazardous materials that we use.

    Our research and development processes involve the use of hazardous materials. We are subject to federal, state and local regulation governing the use, manufacture, handling, storage and disposal of hazardous materials. We cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any contamination or injury. We may also incur expenses relating to compliance with environmental laws. Such expenses or liability could have a significant negative impact on our financial condition.

Our operating results may fluctuate due to various factors and as a result period-to-period comparisons of our results of operations will not necessarily be meaningful.

    Factors relating to our business make our future operating results uncertain and may cause them to fluctuate from period to period. Such factors include:

  •
  the timing of new product announcements and introductions by us and our competitors

  •
  market acceptance of new or enhanced versions of our products

  •
  changes in manufacturing costs or other expenses

  •
  competitive pricing pressures

  •
  the gain or loss of significant distribution outlets or customers

  •
  the availability and extent of reimbursement for our products

  •
  increased research and development expenses

  •
  general economic conditions or

  •
  general stock market conditions, other economic or external factors.

The ability of our stockholders to control our policies and effect a change of control of our company is limited, which may not be in your best interests.

    There are provisions in our certificate of incorporation and by-laws which may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests. These provisions include the following:

  •
  our certificate of incorporation provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a staggered board. By preventing stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire and

  •
  our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control.

    Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirors of 15% or more of our stock. Finally, the board of directors may in the future adopt a shareholder rights plan, which could delay, deter or prevent a change of control.

We will have broad discretion as to the use of our initial cash reserve and may use the cash reserve in a manner with which you disagree.

    At the time of the split-off we had an initial cash reserve of approximately $40 million. We have not yet identified uses for this initial cash reserve and our board of directors and management will have broad discretion over its use. You may disagree with the judgment of our board of directors and management regarding the uses to which we put our initial cash reserve.

Because we do not intend to pay dividends, you will benefit from an investment in our common stock only if it appreciates in value.

    We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of your investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value after the offering or even maintain the price at which you purchased your shares.

Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended by SFAS No. 137 in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS No. 133. SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities. The Emerging Issues Task Force (EITF) has also issued a number of derivative-related tentative and final consensuses. The adoption of these statements did not have a material impact on our combined financial position or results of operations.

    In May 2000, the EITF reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives, which is effective for the quarter ended December 15, 2001. EITF Issue No. 00-14 establishes accounting and reporting standards for the cost of certain sales incentives. We offer certain sales incentives that fall within the scope of EITF Issue No. 00-14, such as coupons and free products, to some of our customers. We adopted this consensus early, as permitted, which resulted in reclassifications of approximately $941,000 and $2,182,000 in the three and nine months ended September 30, 2000, respectively, from selling, general and administrative expenses to net product sales.

    In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses changes in the financial accounting and reporting for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Effective July 1, 2001, all business combinations should be accounted for using only the purchase method of accounting. We do not believe the adoption of this statement will have a material effect on our financial position, results of operations or cash flows.

    In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. Effective January 1, 2002, all existing acquired goodwill and other intangible assets with indefinite lives will no longer be amortized to expense, with early adoption required for all goodwill and other intangible assets with indefinite lives acquired subsequent to June 30, 2001. The statement also provides specific guidance for determining and measuring impairment of all goodwill and other intangible assets. We recorded goodwill amortization of approximately $361,000 for both the three months ended September 30, 2001 and 2000 and $1,084,000 for both the nine months ended

September 30, 2001 and 2000. We have not yet made an assessment as to whether the required impairment measurements required by SFAS No. 142 will have an impact on our financial statements.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. This statement shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The changes in this statement require that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. There may be events in the future that we are not able to predict accurately or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We caution investors that all forward- looking statements involve risks and uncertainties, and actual results may differ materially from those we discuss in this quarterly report on Form 10-Q. These differences may be the result of various factors, including those factors described in the "Certain Factors Affecting Future Results" section of this quarterly report. Some important additional factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:

  •
  economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and the potential effect of such fluctuations on revenues, expenses and resulting margins

  •
  competitive factors, including technological advances achieved and patents attained by competitors and generic competition

  •
  domestic and foreign healthcare changes resulting in pricing pressures, including the continued consolidation among healthcare providers, trends toward managed care and healthcare cost containment and government laws and regulations relating to sales and promotion, reimbursement and pricing generally

  •
  government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products and licensing

  •
  manufacturing interruptions, delays or capacity constraints or lack of availability of alternative sources for components for our products

  •
  difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, gain and maintain market approval of products and the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights which can preclude or delay commercialization of a product

  •
  significant litigation adverse to us including product liability claims, patent infringement claims and antitrust claims

  •
  product efficacy or safety concerns resulting in product recalls or declining sales

  •
  the impact of business combinations, including acquisitions and divestitures, and organizational restructuring consistent with evolving business strategies and

  •
  the issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the Securities and Exchange Commission.

    The foregoing list sets forth many, but not all, of the factors that could impact upon our ability to achieve results described in any forward-looking statements. Readers should not place undue reliance on our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of the events described in the "Certain Factors Affecting Future Results" section and elsewhere in this quarterly report could harm our business, prospects, operating results and financial condition. We do not undertake any obligation to update any forward-looking statements as a result of future events or developments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

  Interest Rate Risk

    We are exposed to market risks from changes in interest rates primarily through our investing and borrowing activities. In addition, our ability to finance future acquisition transactions, research and development and other capital expenditures may be impacted if we are not able to obtain appropriate financing at acceptable rates. In order to manage interest rate exposure we invest our initial cash reserve, as well as cash from future operations, in short-term highly liquid investments. This policy requires investment in approved instruments with an initial maximum allowable maturity of 18 months and an average maturity of our portfolio that should not exceed 6 months, with at least $500,000 cash available at all times.

  Foreign Currency Risk

    We face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operation. For the three and nine months ended September 30, 2001, the net impact of foreign currency changes was a gain (loss) of $12,000 and $(375,000), respectively. To date we have not used derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our European and South American subsidiaries. The Euro was introduced as a common currency for members of the European Monetary Union in 1999. We believe that in the near term the Euro will have minimal impact on the foreign currency exchange exposure of our operations. We may also face currency exchange exposure in connection with extraordinary transactions such as acquisitions or divestitures. We intend to hedge against fluctuations in the Euro or other currencies if this exposure becomes material. At September 30, 2001, our assets related to non-dollar-denominated currencies amounted to approximately $10.6 million.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Under the terms of the split-off and merger, we have agreed to assume all obligations and liabilities of Inverness and any of its subsidiaries acquired by Johnson and Johnson through the merger arising out of the follow legal proceedings:

Abbott Laboratories v. Selfcare, Inc. and Princeton BioMeditech Corporation

    In April 1998, Abbott commenced a lawsuit against Inverness and Princeton BioMeditech Corporation (PBM), which manufactured certain products for Inverness, in an action filed in the United States District Court for the District of Massachusetts (District Court), asserting patent infringement arising from Inverness' and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of U.S. Patent Nos. 5,073,484 and 5,654,162 (the Pregnancy Test Patents), to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain of Inverness' products relating to pregnancy detection and ovulation prediction (now our products to the extent they are still sold) infringe the Pregnancy Test Patents. Abbott is seeking an order finding that Inverness and PBM infringe the Pregnancy Test Patents, an order permanently enjoining Inverness and PBM from infringing the Pregnancy Test Patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and post-judgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all of existing products found to infringe the Pregnancy Test Patents. On August 5, 1998, the court denied Abbott's motion for a preliminary injunction. On March 31, 1999, the District Court granted a motion by Inverness, PBM, and PBM-Selfcare LLC (the LLC), a joint venture between PBM and us, filed to amend Inverness' counterclaim against Abbott, asserting that Abbott is infringing U.S. Patent Nos. 5,559,041 (the 041 patent) and 5,728,587 (the 587 patent), which are owned by the LLC, and seeking a declaration that Abbott infringes the patents and that Inverness is entitled to permanent injunctive relief, money damages and attorneys' fees. On November 5, 1998, Abbott filed suit in the United States District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement, unenforceability and invalidity of the 041 patent and the 587 patent. The Illinois court granted Inverness' motion to transfer the aforementioned Illinois action to Massachusetts. Inverness and its co-defendant moved for summary judgment on its defense that the Abbott patents are invalid, and on September 29, 2000, the court granted partial summary judgment, holding that certain key claims in Abbott's patents are invalid as a matter of law. The court refused to grant summary judgment on Abbott's claims of infringement or Inverness' remaining claims of invalidity, which will now go forward to trial. We believe that Inverness has strong defenses against Abbott's claims and we will continue to defend the case vigorously; however, a final ruling against Inverness or us would have a material adverse impact on our sales, operations or financial performance.

Becton, Dickinson and Company v. Selfcare, Inc. et. al.

    On January 3, 2000, Becton, Dickinson and Company (Becton Dickinson) filed suit against Inverness in the U.S. District Court for the District of Delaware (Case No: 00-001) alleging that certain pregnancy and ovulation test kits sold by Inverness (and now by us) infringe U.S. Patent Nos. 4,703,017 and 5,591,645. Inverness was served with Becton Dickinson's complaint in April 2000 and filed its answer on May 30, 2000. Becton Dickinson has since lost its rights to U.S. Patent No. 5,591,645 and is no longer asserting claims for infringement of that patent. The case is scheduled for trial on February 4, 2002. While a final ruling against Inverness or us could have a material adverse impact on our sales, operations or financial performance, we believe that Inverness has strong defenses and we intend to defend this litigation vigorously.

Cambridge Biotech Corporation and Cambridge Affiliate Corporation v. Ron Zwanziger, Selfcare, Inc., Cambridge Diagnostics Ireland, Ltd., Trinity Biotech, plc and Pasteur Sanofi Diagnostics

    As of November 19, 2001, the parties to this litigation, (Civil Action No. 99-378) pending in the Middlesex County Massachusetts Superior Court, agreed to settle all claims in connection with this suit brought by Cambridge Biotech Corporation (CBC) and Cambridge Affiliate Corporation (CAC) against Inverness, Ron Zwanziger, our subsidiary in Ireland, Cambridge Diagnostics Ireland, Ltd. (CDIL), Trinity Biotech plc (Trinity) and Pasteur Sanofi Diagnostics (Pasteur) arising out of the sale of certain HIV technology to Trinity. The settlement includes releases between the plaintiffs and the defendants and between Inverness, CDIL and Ron Zwanziger and Trinity. Under the terms of the settlement Inverness and CDIL have paid $500,000 to CBC, and Trinity has paid $50,000 to CBC. Inverness and CDIL have also paid $1,500,000 to Trinity. The settlement also includes an agreement for Inverness and CDIL to partially indemnify CBC up to a maximum of $1,125,000, and for Trinity to partially indemnify CBC up to a maximum of $75,000. CBC has agreed to partially indemnify Inverness, CDIL, Ron Zwanziger and Trinity. Trinity, through a subsidiary, will transfer certain technology to CDIL and has agreed to produce certain antigens for CDIL. While the settlement is not dependant upon court approval, a Joint Motion for Entry of Judgment by Consent in Settlement of Case was filed with the court on November 20, 2001.

Intervention, Inc v. Selfcare, Inc. and Companion Cases

    In May 1999, Intervention, Inc., a California corporation, filed separate suits in California Contra Costa County Superior Court against Inverness, four of its private label customers (now our customers) and its major competitors (now our competitors) and their private label customers alleging that, under Section 17200 of the California Business and Professions Code, the defendants' labeling on their home pregnancy tests is misleading as to the level of accuracy under certain conditions. The plaintiff seeks restitution of profits on behalf of the general public, injunctive relief and attorneys' fees. The matter is scheduled for trial in February 2002. We are defending our private label customers under agreement. We do not believe that an adverse ruling against Inverness or us or our private label customers would have a material adverse impact on our sales, operations or financial performance.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

    Set forth in chronological order below is information regarding the number of shares of capital stock issued by our company during the three months ended September 30, 2001. Also included is the consideration, if any, received by our company for such shares. There was no public offering in any such transaction and we believe that each transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof or Rule 701 promulgated thereunder, based on the private nature of the transactions and the financial sophistication of the purchasers, all of whom had access to complete information concerning our company and acquired the securities for investment and not with a view to the distribution thereof. In addition, we believe that the transactions described below with respect to issuances and option grants to our employees were exempt from the registration requirements of said Act by reason of Section 4(2) thereof or Rule 701 promulgated thereunder. Share numbers have been adjusted to give effect to the stock split that occurred in connection with the split-off and merger transaction involving Johnson & Johnson which was consummated on November 21, 2001.

  (a)
  Issuance of Capital Stock

    On August 15, 2001, our company sold 1,168,191 shares of restricted stock to Ron Zwanziger, Chairman, President and Chief Executive Officer, at a price of $9.13 per share. In connection with this sale, Mr. Zwanziger delivered a five-year promissory note to our company in the principal amount of $10,665,584. The note accrues interest which compounds annually at the applicable federal rate for a five-year note issued during August, 2001 (or 4.99% per year). Both principal and interest are payable at the end of the five-year term, unless repaid earlier. The promissory note is 75% non-recourse as to principal and full recourse as to the remaining principal and all interest. Two-thirds of these shares of restricted stock, or 778,794 shares, vest in 36 equal monthly installments beginning on the last day of November 2001. Vesting of these 778,794 shares will also accelerate in the event of death, disability or actual or constructive termination without cause. One-third of these shares of restricted stock, or 389,397 shares, vests in 48 equal monthly installments beginning on the last day of November 2001. Any unvested shares forfeited by Mr. Zwanziger will be subject to repurchase by our company at cost.

  (b)
  Grants of Stock Options

    Pursuant to our company's stock option plan, in August 2001, our company granted an option to purchase 399,381 shares of our common stock to David Scott, Ph. D., its Chief Scientific Officer. This option will expire on January 31, 2002, though it is expected to be exercised within a few months. The exercise price of this option may be paid using the proceeds of a five-year promissory note from Dr. Scott to our company. Each note will accrue interest which compounds annually at the applicable federal rate for a five-year note for the month in which the option is exercised. Both principal and interest will be payable at the end of the five-year term, unless repaid earlier. The promissory note will be 75% non-recourse as to principal and full recourse as to the remaining principal and all interest. Upon exercise, the shares of our company's common stock purchased will vest in 36 equal monthly installments beginning on the last day of the month in which the option is exercised. Vesting on these shares will also accelerate in the event of death, disability or actual or constructive termination without cause. Upon termination of employment, any unvested shares will be subject to repurchase by our company at their then fair market value. In the event that Dr. Scott has not purchased all of the shares underlying the option granted in August 2001 by the expiration date, our company will grant Dr. Scott a new option for the number, if any, of unpurchased shares underlying the original option. This new option will have a ten-year term, will become exercisable in 36 equal monthly installments and will have a per share exercise price equal to the greater of the per share exercise price of the original option or the fair market value of a share of our company's common stock on the date of the grant. Exercisability of these options will accelerate in the event of death, disability or actual or constructive termination without cause. The exercise of the new option may be paid using the proceeds of a five-year promissory note which will have terms similar to those discussed above.

    Pursuant to our company's stock option plan, in August 2001, the company granted options to purchase 379,413 shares of our common stock to Jerry McAleer, Ph. D., Vice President, Research and Development. This option will expire on January 31, 2002, though it is expected to be exercised within a few months. The exercise price of this option may be paid using the proceeds of a five-year promissory note from Dr. McAleer to our company. Each note will accrue interest which compounds annually at the applicable federal rate for a five-year note for the month in which the option is exercised. Both principal and interest will be payable at the end of the five-year term, unless repaid earlier. The promissory note will be 75% non-recourse as to principal and full recourse as to the remaining principal and all interest. Upon exercise, the shares of our company's common stock purchased will vest in 36 equal monthly installments beginning on the last day of the month in which the option is exercised. Vesting on these shares will also accelerate in the event of death, disability or actual or constructive termination without cause. Upon termination of employment, any unvested shares will be subject to repurchase by our company at their then fair market value. In the event that Dr. McAleer has not purchased all of the shares underlying the option granted in August 2001 by the expiration date, our company will grant Dr. McAleer a new option for the number, if any, of unpurchased shares underlying the original option. This new option will have a ten-year term, will become exercisable in 36 equal monthly installments and will have a per share exercise price equal to the greater of the per share exercise price of the original option or the fair market value of a share of our company's common stock on the date of the grant. Exercisability of these options will accelerate in the event of death, disability or actual or constructive termination without cause. The exercise of the new option may be paid using the proceeds of a five-year promissory note which will have terms similar to those discussed above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Set forth below is a summary of the actions taken by our company's stockholders during the three months ended September 30, 2001. Our company was, during such time period, a subsidiary controlled by Inverness and the only other stockholder was Ron Zwanziger.

    On July 31, 2001, the sole stockholder approved the matters set forth below by written consent in lieu of special meeting. The sole stockholder (i) approved the filing of the Second Certificate of Amendment of the Certificate of Incorporation of our company increasing the number of authorized shares of common stock, (ii) approved and adopted the 2001 Stock Option and Incentive Plan, and (iii) authorized the issuance of shares of common stock of our company under the 2001 Stock Option and Incentive Plan.

    On August 10, 2001, the sole stockholder approved and adopted by written consent in lieu of special meeting, effective upon filing of the Second Certificate of Amendment of the Certificate of Incorporation of our company, the Amended and Restated Executive Compensation Plan.

    On September 11, 2001, the stockholders approved the matters set forth below by written consent in lieu of special meeting. The stockholders (i) approved and adopted the Amended and Restated Certificate of Incorporation of our company, to become effective upon filing with the Secretary of State of the State of Delaware, (ii) approved and adopted the Amended and Restated Bylaws of our company, to become effective upon the date on which the Amended and Restated Certificate of Incorporation is filed with the Secretary of State of the State of Delaware. (iii) approved and adopted the Employee Stock Purchase Plan, and (iv) authorized the issuance of up to 500,000 shares of common stock under the Employee Stock Purchase Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits:

    None

b.  Reports on Form 8-K:

    We filed no current reports on Form 8-K during the three months ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: December 3, 2001	/s/ DUANE L. JAMES Duane L. James Vice President of Finance and an authorized officer

QuickLinks

TABLE OF CONTENTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES COMBINED BALANCE SHEETS (UNAUDITED)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES NOTES TO COMBINED FINANCIAL STATEMENTS
SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
SIGNATURES