Form 10-Q/A
period 2001-09-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2001-12-04
CIK 1145460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of the registrant's Common Stock as of November 21, 2001 (after giving effect to the split-off and merger more fully described herein) was 7,752,765.

INVERNESS MEDICAL INNOVATIONS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2001

    This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as "may", "could", "should", "would", "intend", "will", "expect", "anticipate", "believe", "estimate", "continue" or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, challenges in operating as a stand-alone company as a result of our split-off from Inverness Medical Technology, Inc., our former parent company, which was merged with a subsidiary of Johnson & Johnson on November 21, 2001, difficulty in obtaining financing on satisfactory terms, manufacturing and shipping problems or delays, the risks of product defects and failure to meet strict regulatory requirements both in the United States and Europe, intense competition and economic trends, which could reduce our market share or limit our ability to increase market share, and other risk factors. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" beginning on page 21 in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes. Unless the context requires otherwise, references in this quarterly report on Form 10-Q to "we", "us", and "our" refer to Inverness Medical Innovations, Inc. and its subsidiaries.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Number of Inverness weighted average common shares outstanding	32,277,850	24,957,114	31,554,955	22,618,417
Planned split-off distribution ratio of 1:5	5	5	5	5

Total Innovations weighted average common shares outstanding	6,455,570	4,991,423	6,310,991	4,523,683

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

(7)  Financial Information of Continuing Operations by Segment

    Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise, about which separate financial information is available, that are evaluated regularly by the chief operating decision maker or decision making group in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the Chief Executive Officer and members of senior management. The Company's reportable segments of its continuing operations are Women's Health (including the nutritional supplements business), Clinical Diagnostics and Corporate and Other.

    The Company evaluates performance based on earnings before interest expense, taxes, depreciation and amortization (EBITDA). Segment information of continuing operations for the three and nine months ended September 30, 2001 and 2000, respectively, is as follows:

	Women's Health	Clinical Diagnostics	Corporate and Other	Total
Three Months Ended September 30, 2001
Net product sales from external customers	$9,060,471	$2,529,000	$—	$11,589,471
EBITDA	$800,052	$231,000	$(226,833)	$804,219
Nine Months Ended September 30, 2001
Net product sales from external customers	$27,887,355	$7,786,000	$—	$35,673,355
EBITDA	$4,857,134	$604,000	$(460,759)	$5,000,375
Assets	$47,201,716	$5,767,000	$4,291,605	$57,260,321
At December 31, 2000
Assets	$46,239,592	$6,423,591	$3,949,425	$56,612,608
Three Months Ended September 30, 2000
Net product sales from external customers	$9,976,238	$2,543,000	$—	$12,519,238
EBITDA	$2,171,269	$130,000	$(396,580)	$1,904,689
Nine Months Ended September 30, 2000
Net product sales from external customers	$30,941,890	$7,775,000	$—	$38,716,890
EBITDA	$7,668,454	$548,000	$(942,771)	$7,273,683
	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of EBITDA to (Loss) Income from Continuing Operations
	2001	2000	2001	2000
EBITDA	$804,219	$1,904,689	$5,000,375	$7,273,683
Depreciation and amortization expense	(823,585)	(599,472)	(2,330,048)	(2,089,738)
Interest expense	(203,792)	(466,762)	(927,372)	(1,444,600)
Income taxes	(64,647)	(521,902)	(1,169,757)	(1,520,726)

(Loss) income from continuing operations	$(287,805)	$316,553	$573,198	$2,218,619

(8)  Recently Issued Accounting Standards

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended by SFAS No. 137 in June 1999, the statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which is a significant amendment to SFAS No. 133. SFAS No. 133 and its amendments establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively, the derivatives) and for hedging activities. The Emerging Issues Task Force (EITF) has also issued a number of derivative-related tentative and final consensuses. The adoption of these statements did not have a material impact on the Company's combined financial position or results of operations.

    In May 2000, the EITF reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives, which is effective for the quarter ended December 15, 2001. EITF Issue No. 00-14 establishes accounting and reporting standards for the cost of certain sales incentives. The Company offers certain sales incentives that fall within the scope of EITF Issue No. 00-14, such as coupons and free products, to some of its customers. The Company adopted this consensus early, as permitted, which resulted in reclassifications of approximately $941,000 and $2,182,000 in the three and nine months ended September 30, 2000, respectively, from selling, general and administrative expenses to net product sales.

    In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses changes in the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. Effective July 1, 2001, all business combinations should be accounted for using only the purchase method of accounting. The Company does not believe the adoption of this statement will have a material effect on its financial position, results of operations or cash flows.

    In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. Effective January 1, 2002, all existing acquired goodwill and other intangible assets with indefinite lives will no longer be amortized to expense, with early adoption required for all goodwill and other intangible assets with indefinite lives acquired subsequent to June 30, 2001. The statement also provides specific guidance for determining and measuring impairment of all goodwill and other intangible assets. The Company recorded goodwill amortization of approximately $361,000 for both the three months ended September 30, 2001 and 2000, and $1,084,000 for both the nine months ended September 30, 2001 and 2000. The Company has not yet made an assessment as to whether the required impairment measurements required by SFAS No. 142 will have an impact on its financial statements.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. This statement shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The changes in this statement require that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The provisions of this statement generally are to be applied prospectively. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations or cash flows.

(9)  Non-Binding Term Sheet with IVC Industries, Inc.

    On September 21, 2001, Innovations entered into a non-binding letter of intent with IVC Industries, Inc. (IVC) to acquire all of the outstanding common stock of IVC. IVC is a manufacturer and distributor of vitamins and nutritional supplements. In accordance with the letter of intent, each stockholder of IVC may receive cash, common stock or a combination of cash and common stock, valued at $2.50 per share for each share of IVC common stock. The value of the cash and stock consideration to be paid, excluding assumed debt of IVC as of April 30, 2001 of approximately $24.6 million, would be approximately $5.25 million, based upon IVC's 2.1 million shares outstanding. The acquisition is subject to a number of conditions, including negotiation of a definitive acquisition agreement, approval by Innovations' and IVC's boards of directors, modification of loan agreements with IVC's principal lender, the continuation of certain key customer and supplier relationships and satisfactory due diligence. The Company cannot offer any assurance that Innovations will be able to reach a definitive agreement with IVC or that it will complete the acquisition of IVC on the terms described in the letter of intent.

(10)  Discontinued Operations

    Pursuant to the Agreement and related agreements, immediately prior to the split-off and merger, Innovations transferred to Inverness those entities or businesses that conduct business in the diabetes segment, principally the Can-Am subsidiary of IMI and the diabetes business of IMB. As discussed in Note 1, the accompanying combined financial statements reflect the transfer of the diabetes businesses by Innovations as discontinued operations.

    The net assets of the discontinued operations in the accompanying combined balance sheet is composed of the following:

	September 30, 2001	December 31, 2000
Current assets	$10,270,780	$8,795,653
Property, plant and equipment, net	46,900	59,919
Other non-current assets, primarily goodwill	25,228,884	24,139,581

Current liabilities	10,450,070	8,763,630
Long-term liabilities	3,936,536	5,885,688

Net assets of discontinued operations	$21,159,958	$18,345,835

    On February 18, 1998, Inverness issued subordinated promissory notes with an aggregate principal amount of $2,000,000 to former shareholders of Can-Am as part of IMI's consideration to acquire Can-Am. The aggregate principal amount of the notes was subject to adjustment based on the performance of Inverness common stock within 90 trading days prior to the maturity of such notes. On February 18, 2001, the maturity date of the notes, the Company computed the value of this contingent payment to be $2,000,000. This amount, along with the $2,000,000 in principal payments of the promissory notes, was paid to the former shareholders of Can-Am by Inverness on behalf of IMI in February 2001. As a result, IMI recorded the $2,000,000 contingent consideration as additional goodwill and allocated it to the net assets of its discontinued operations.

    The accompanying statements of operations include income (loss) from discontinued operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net product sales	$9,502,477	$9,553,407	$25,894,037	$24,991,388
Cost of sales	7,116,614	6,318,643	18,800,750	17,140,407

Gross profit	2,385,863	3,234,764	7,093,287	7,850,981
Operating expenses	1,786,704	2,352,304	5,291,039	6,528,710

Operating income	599,159	882,460	1,802,248	1,322,271
Other expense, net	119,903	280,533	457,571	837,752

Income before income taxes	479,256	601,927	1,344,677	484,519
Provision for income taxes	38,135	332,756	741,613	959,878

Income (loss) from discontinued operations	$441,121	$269,171	$603,064	$(475,359)

(11)  Equity Compensation

    Immediately prior to the split-off and merger, as described in Note 1, each Inverness option was split into one new Inverness option and one Innovations option. Concurrent with the option split, (1) the vesting for all Innovations options was accelerated and (2) the period of exercisability for Inverness employees that did not become Innovations employees was extended. Such action is deemed to be an award modification pursuant to FIN No. 44. Under FIN No. 44, Innovations measured compensation based on the intrinsic value of the option at the date of the award modification, or

November 21, 2001. Total compensation expense recognized by the Company during the fourth quarter of 2001 related to this award modification is approximately $645,000.

    On August 15, 2001, contingent upon approval of the Inverness stockholders of the Company's 2001 Stock Option and Incentive Plan (the 2001 Plan) and executive bonus plan and the completion of the split-off and merger, the Company sold to its Chief Executive Officer 1,168,191 shares of restricted common stock at a price of $9.13 per share. The price per share was the estimated fair value of the Company at the date of sale. The Chief Executive Officer paid for the restricted stock with a five-year promissory note, which will be treated as a non-recourse note for accounting purposes. In accordance with the provisions of FIN No. 44, neither a sale date nor a measurement date could be established until the required shareholder vote occurred. On November 20, 2001, the Inverness stockholders approved the 2001 Plan and the executive bonus plan and on November 21, 2001, the split-off and merger were completed. Innovations will account for this arrangement under EITF Issue No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25. The Company has not yet determined the amount of compensation and deferred compensation related to this stock sale to be recorded in the fourth quarter of 2001, but it may be material.

    During August 2001, contingent upon approval of the Inverness stockholders of the 2001 Plan and the executive bonus plan and the completion of the split-off and merger, the Company granted options to purchase a total of 778,794 shares of common stock at an exercise price of $6.20 per share to two key executive officers. These options expire on January 31, 2002 and permit exercise for cash with proceeds from a promissory note, which will be treated as a non-recourse note for accounting purposes. Under certain circumstances, Innovations may repurchase unvested shares at the then fair value. In the event that the executives exercise in part, but not all, of the option prior to expiration of such options, Innovations will grant a new option with an exercise price of the greater of the then fair value or that of the original option for the number of unexercised shares from the original option. In accordance with the provisions of FIN No. 44, neither a grant date nor a measurement date could be established until the required shareholder vote occurred. On November 20, 2001, the Inverness stockholders approved the 2001 Plan and the executive bonus plan and on November 21, 2001, the split-off and merger were completed. Innovations will account for these arrangements under EITF Issue No. 95-16, FIN No. 44 and EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44. The Company has not yet determined the amount of compensation and deferred compensation related to these option grants to be recorded in the fourth quarter of 2001, but it may be material.

(12)  Authorized Stock and Stock Split

    On November 19, 2001, the Company executed the Amended and Restated Certificate of Incorporation which authorizes the Company to issue up to 5,000,000 shares of preferred stock, par value $0.001, and 55,000,000 shares of common stock, par value $0.001.

    On November 21, 2001, the Company executed a stock split of its outstanding common stock to effect the split-off as part of the Agreement and related agreements. All share and per share amounts of common stock for all periods presented in these combined financial statements have been retroactively adjusted on each relevant date to reflect a stock split that would have been necessary to effect the split-off on such date.

(13)  Litigation Settlement

    On November 19, 2001, the parties to the litigation, Cambridge Biotech Corporation and Cambridge Affiliate Corporation v. Ron Zwanziger, Selfcare, Inc., Cambridge Diagnostics Ireland, Ltd., Trinity Biotech, plc and Pasteur Sanofi Diagnostics, agreed to settle all claims in connection with this suit brought by Cambridge Biotech Corporation (CBC) and Cambridge Affiliate Corporation (CAC) against Inverness, Ron Zwanziger, CDIL, Trinity Biotech plc (Trinity) and Pasteur Sanofi Diagnostics (Pasteur) arising out of the sale of certain HIV technology to Trinity. The settlement includes releases between the plaintiffs and the defendants and between Inverness, CDIL and Ron Zwanziger and Trinity. Under the terms of the settlement Inverness and CDIL have paid $500,000 to CBC, and Trinity has paid $50,000 to CBC. Inverness and CDIL have also paid $1,500,000 to Trinity. The settlement also includes an agreement for Inverness and CDIL to partially indemnify CBC up to a maximum of $1,125,000, and for Trinity to partially indemnify CBC up to a maximum of $75,000. CBC has agreed to partially indemnify Inverness, CDIL, Ron Zwanziger and Trinity. Trinity, through a subsidiary, will transfer certain technology to CDIL and has agreed to produce certain antigens for CDIL. While the settlement is not dependant upon court approval, a Joint Motion for Entry of Judgment by Consent in Settlement of Case was filed with the court on November 20, 2001.

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

    Based upon our operating plans, we believe that our existing capital resources, together with $40 million in net cash that we received from Inverness and Inverness' assumption and discharge of our term loan with Chase and related party debt, respectively, as part of the restructuring that occurred immediately prior to the split-off and merger, will be adequate to fund our operations and scheduled debt obligations for at least the next 12 months. We may expand our research and development of, and may pursue the acquisition of, new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. Additional capital may not be available to finance such activities, or, if available, may not be available on acceptable terms. If we raise additional funds by issuing equity securities, dilution to then existing stockholders will result. For additional information regarding the risks associated with potential business acquisitions or investments, see pages 25-26 of "Certain Factors Affecting Future Results."

Certain Factors Affecting Future Results

    There are various risks, including those described below, which may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements on page 35.

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

  Foreign Currency Risk

    We face exposure to movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse effect on our business, financial condition and results of operation. For the three and nine months ended September 30, 2001, the net impact of foreign currency changes was a gain (loss) of $12,000 and $(375,000), respectively. To date, we have not used derivative financial instruments or other financial instruments to hedge economic exposures or for trading. Historically, our primary exposures have been related to the operations of our European and South American subsidiaries. The Euro was introduced as a common currency for members of the European Monetary Union in 1999. We believe that in the near term the Euro will have minimal impact on the foreign currency exchange exposure of our operations. We may also face currency exchange exposure in connection with extraordinary transactions, such as acquisitions or divestitures. We intend to hedge against fluctuations in the Euro or other currencies if this exposure becomes material. At September 30, 2001, our assets related to non-dollar-denominated currencies amounted to approximately $10.6 million.

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

INVERNESS MEDICAL INNOVATIONS, INC.
Date: December 4, 2001	/s/ DUANE L. JAMES Duane L. James Vice President of Finance and an authorized officer

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