Form 10-K/A
period 2001-12-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2002-04-02
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Inverness Medical Innovations, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is being filed in order to make certain minor revisions to the original Form 10-K filed on April 1, 2002, including the correction of typographical errors.

PART I

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Readers can identify these statements by forward-looking words such as “may”, “could”, “should”, “would”, “intend”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “continue” or similar words.  There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, challenges in operating as a stand-alone company as a result of our split-off from Inverness Medical Technology, Inc., our former parent company, which was merged with a subsidiary of Johnson & Johnson on November 21, 2001, difficulties in integrating acquired entities and operating them profitably, the inability to consummate proposed acquisition transactions, difficulties in obtaining financing on satisfactory terms, manufacturing and shipping problems or delays, the risks of product defects and failure to meet strict regulatory requirements both in the United States and abroad, intense competition and economic trends, which could reduce our market share, limit our ability to increase market share or decrease our operating margins as a result of competitive pricing pressures, as well as other risk factors detailed in this annual report on Form 10-K and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.  Readers should carefully review the factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results” and "Special Statement Regarding Forward-Looking Statements" beginning on pages 26 and 39, respectively, in this annual report on Form 10-K and should not place undue reliance on our forward-looking statements.  These forward-looking statements were based on information, plans and estimates at the date of this report.  We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

We own one-half and lease one-half of our Galway facility and are currently using the Bedford facility pursuant to an agreement with Unilever entered into in connection with our acquisition of the Unipath business.  For more information regarding our use of the Bedford facility and the risks associated with our arrangement to use this facility see “Item 2 — Description of Property” and the related risk factor on page 30.

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

Clinical Diagnostic Products

                Clearview Products.  Our main competitors in the point-of-care immunoassay market are Abbott Laboratories and Quidel Corporation.  Other notable competitors in all or some product segments are Thermo Biostar, Biosite Diagnostics, Beckman Coulter, Becton Dickinson, and a host of small but aggressive companies such as Syntron Bioresearch, Princeton BioMeditech Corporation, Applied Biotech, Vedalab and Trinity Biotech.  Some automated immunoassay systems can be considered as competitors when labor shortages force laboratories to automate or when the costs of such systems are lower.  Such systems are provided by Abbott, Bayer, Roche Diagnostics, Beckman and other large diagnostic companies.  In the infectious disease area, new technologies utilizing amplification techniques for analyzing molecular DNA gene sequences such as lygase chain reaction or polymerase chain reaction from Abbott, Roche and Gen-Probe are making in-roads into this market.

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

Our European operations, as well as our Unipath business, are currently administered from a 150,000 square foot facility located in Bedford, England.  The Bedford facility is also currently providing the manufacturing for our Unipath operations and serving as our research and development center.  This facility contains fully automated assembly equipment, and state-of-the-art research laboratories, with excess space and capacity to support potential future expansion.  We are currently using the Bedford facility pursuant to an agreement with Unilever entered into in connection with our acquisition of the Unipath business.  Unilever currently leases this facility from a third party landlord.  Pursuant to Unilever’s lease, Unilever is not permitted to assign the lease to us or sublet the Bedford facility to us without obtaining the prior written consent of the landlord (which consent may not be unreasonably withheld).  Unilever is, however, obligated to use its best efforts to obtain the landlord’s consent to assignment and then to pursue the assignment, and, if necessary, a sublease, through the courts.  Unilever has also agreed to permit us to use the Bedford facility until such time as the lease is assigned to us or the facility is subleased to us by Unilever for the remaining term of the lease, which expires on December 11, 2021.  Under the terms of this agreement, we are required to pay all amounts owed under the lease and otherwise comply with the terms of the lease.  The annual rent for the Bedford facility after accounting for the most recent adjustment in September, 2001 is expected to be between £1.3 million and £1.75 million (approximately, $1.85 million and $2.5 million) and is upwardly adjustable every five years.  If Unilever is unable to successfully assign the lease to us or otherwise enable us to realize the benefit of its lease of the Bedford facility, we may be forced to renegotiate a lease of this facility on substantially less favorable terms, seek alternative, more costly means of producing our products or suffer other adverse effects to our business.

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

In March 2002, we issued 333,334 shares of common stock upon conversion of 166,667 shares of Series A Preferred Stock pursuant to an exemption afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

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

Certain Factors Affecting Future Results

There are various risks, including those described below, which may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations.  You should consider carefully these factors with respect to your investment in our securities.  This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements on pages 1 and 39 of this report.

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

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives.  Effective January 1, 2002, all existing acquired goodwill and other intangible assets with indefinite lives will no longer be amortized to expense, with early adoption required for all goodwill and other intangible assets with indefinite lives acquired subsequent to June 30, 2001.  The statement also provides specific guidance for determining and measuring impairment of all goodwill and other intangible assets.  We recorded goodwill amortization of approximately $603,000, $603,000 and $762,000 during 2001, 2000 and 1999, respectively.  We have determined the full impact of not amortizing goodwill on our consolidated financial statements. The total amount of goodwill and intangible assets, net of accumulated amortization, expected to be effected by this statement was approximately $85,375,000 at December 31, 2001, of which approximately $73,227,000 was acquired between June 30, 2001 and December 31, 2001.  We are currently assessing whether our existing goodwill has been impaired in accordance with SFAS No. 142.

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

*21.1	List of Subsidiaries of the Company as of April 1, 2002

‡23.1	Consent of Arthur Andersen LLP

*99.1	Letter from the Company to the Securities and Exchange Commission regarding Arthur Andersen LLP representations

‡      Filed herewith.

*     Previously filed.

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

INVERNESS MEDICAL INNOVATIONS, INC.
Date: April 2, 2002	By:	/s/ Ron Zwanziger
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

(n) Financial Instruments and Fair Value of Financial Instruments

Innovations’ financial instruments at December 31, 2001 and 2000 consist of cash equivalents, accounts receivable and debt. The estimated fair value of these financial instruments approximates their carrying value at those dates. The estimated fair values have been determined through information obtained from market sources.  Innovations does not have any material derivative or other financial instruments outstanding at December 31, 2001 and 2000.  In February 2002, the Company entered into an interest rate swap agreement, which protects it and the bank from interest rate fluctuations related to a portion of its long-term debt to the bank (Note 6(a)).  The Company also uses foreign exchange forward contracts starting in 2002.  The Company will account for these derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments.

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

(i)  Through the date of split-off and merger

In February 1997, in connection with IMI’s purchase of the nutritional supplement product line from American Home Products (now known as Wyeth), IMI borrowed $2,000,000 from IMT.  Interest was accruing at an annual rate of 6.5%.  Interest expense on this note was approximately $115,000, $130,000 and $130,000 during 2001, 2000 and 1999, respectively.

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

The holders of the Subordinated Notes had the option to convert all or part of their notes into shares of the Company’s Series A Preferred Stock on April 1, 2002 if the Company’s aggregate proceeds from the issuance of its Series A Preferred Stock through March 15, 2002 was less than $80,000,000.  Due to the convertible nature of the Subordinated Notes, the Company recorded a discount on the notes in the form of a beneficial conversion feature of $3,243,000 in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments.  The value of the beneficial conversion feature was measured using the intrinsic value and was being amortized to interest expense over the life of the Subordinated Notes.  The amount amortized to interest expense in 2001 was approximately $353,000.  On March 6, 2002, the Company prepaid the Subordinated Notes plus accrued interest in full using the proceeds from the issuance of Series A Preferred Stock on that date (Note 10(b)).  Consequently, on that date, the remaining amounts of unamortized original issue discount and beneficial conversion feature totaling approximately $969,000 were charged as an extraordinary item due to the early extinguishment of debt.  The warrants issued in connection with the Subordinated Notes remain outstanding.

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

(d)       Agreement with PBM

On August 6, 1997, IMT and PBM, along with wholly-owned subsidiaries of each, formed a limited liability company, PBM–Selfcare LLC (the “LLC”), in which each party owns a 50% interest, and entered into a joint venture and a series of related technology transfer and licensing agreements to develop a comprehensive strategy to commercially exploit products and related intellectual property in the area of pregnancy detection and ovulation prediction (collectively, the Joint Venture Agreement).  Under the Joint Venture Agreement, PBM contributed intellectual property and Innovations, as a successor of IMT, agreed to fund up to $2,000,000, of which approximately $539,000 remained outstanding at December 31, 2001, on an as-needed basis to cover expenses incurred by the LLC in enforcing the rights of the LLC in the intellectual property.

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

In December 2001, the Company sold to private investors 1,995,000 shares of Series A Preferred Stock at $30 per share for gross proceeds of $59,850,000 for purposes of funding part of its acquisition of the Unipath businesses (Note 4).  The private investors include certain directors of the Company and entities and persons affiliated with such directors and the CEO, who in the aggregate purchased 626,666 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock accrues dividends on a quarterly basis at $2.10 per annum, but only on those days when the closing price of the Company’s common stock is less than $15.  As the Company’s stock price did not close below $15 following the issuance of the Series A Preferred Stock, no dividends were recorded in 2001.  Dividends accrued are payable only if declared by the board of directors.  Until December 31, 2003, accrued dividends, if any, must be paid in the Company’s common stock (using the same conversion ratio as described below in connection with a voluntary conversion of Series A Preferred Stock).  Thereafter, the Company has the option to pay dividends in cash or common stock.  The number of shares of common stock to be issued upon any voluntary conversion of one share of Series A Preferred Stock is equal to such number as is determined by dividing $30 by the conversion price in effect at the time of conversion.  The conversion price was initially $15 and is subject to adjustment.  The conversion price for the Series A Preferred Stock represents a $2 (or 11.8%) discount to the fair value of the common stock on the issuance date.  In accordance with EITF Issue No. 98-5 and EITF Issue No. 00-27, the Company recorded a beneficial conversion feature in the form of a discount on the Series A Preferred Stock of approximately $7,980,000, which is being amortized to accumulated deficit over the redemption period (as discussed below).  The amortization of this discount reduces earnings available to common stockholders in the computation of earnings per share.  The total amount of the discount amortized in 2001 was not material to the Company's consolidated financial statements.  Starting on December 20, 2003, the Company may convert the Series A Preferred Stock into common stock in the event that the average closing price of its common stock exceeds $20 for any consecutive 30 trading day period.

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

*21.1	List of Subsidiaries of the Company as of April 1, 2002

‡23.1	Consent of Arthur Andersen LLP

*99.1	Letter from the Company to the Securities and Exchange Commission regarding Arthur Andersen LLP representations

‡      Filed herewith.

*     Previously filed.

+     The Company agrees to furnish supplementally to the Securities and Exchange Commission (the “Commission”) a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.