Form 10-Q
period 2002-06-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2002-08-14
CIK 1145460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

COMMISSION FILE NUMBER 001-16789

INVERNESS MEDICAL INNOVATIONS INC.
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

Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of August 2, 2002 was 11,387,293.

INVERNESS MEDICAL INNOVATIONS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2002

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as "may", "could", "should", "would", "intend", "will", "expect", "anticipate", "believe", "estimate", "continue" or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in this quarterly report on Form 10-Q and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements" beginning on pages 30 and 46, respectively, in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

        Unless the context requires otherwise, references in this quarterly report on Form 10-Q to "we", "us", and "our" refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net product sales	$50,434,669	$11,646,572	$86,975,356	$23,131,360
License and other revenue	1,274,631	—	1,980,730	—

Net revenue	51,709,300	11,646,572	88,956,086	23,131,360
Cost of sales	30,307,383	5,786,629	48,547,666	11,766,820

Gross profit	21,401,917	5,859,943	40,408,420	11,364,540

Operating expenses:
Charge related to asset impairment (Note 6)	—	—	12,681,581	—
Research and development	3,575,327	355,895	6,941,753	654,686
Sales and marketing	9,926,487	2,109,992	19,541,453	3,917,395
General and administrative	6,953,856	1,932,507	13,843,182	3,816,135
Stock-based compensation (Notes 4 and 7)*	24,168	—	10,169,105	—

Total operating expenses	20,479,838	4,398,394	63,177,074	8,388,216

Operating income (loss)	922,079	1,461,549	(22,768,654)	2,976,324
Interest expense, including amortization of original issue discount and beneficial conversion feature	(1,353,378)	(351,057)	(5,501,338)	(723,581)
Other expense, net	(1,607,733)	(207,886)	(1,077,113)	(286,630)

(Loss) income from continuing operations before income taxes	(2,039,032)	902,606	(29,347,105)	1,966,113
Provision for income taxes	649,529	751,346	1,155,921	1,105,115
(Loss) income from continuing operations	(2,688,561)	151,260	(30,503,026)	860,998
Income from discontinued operations, net of taxes of $478,000 and $704,000 for the three and six months ended June 30, 2001, respectively	—	739,349	—	158,146

(Loss) income before extraordinary item and accounting change	(2,688,561)	890,609	(30,503,026)	1,019,144
Extraordinary gain (Note 8)	—	—	8,505,989	—
Cumulative effect of a change in accounting principle (Note 6)	—	—	(12,148,205)	—

Net (loss) income	$(2,688,561)	$890,609	$(34,145,242)	$1,019,144

(Loss) income available to common stockholders (Note 10):
(Loss) income from continuing operations	$(4,961,615)	$151,260	$(34,305,347)	$860,998

Net (loss) income	$(4,961,615)	$890,609	$(37,947,563)	$1,019,144

(Loss) income per common share—basic and diluted (Note 10):
(Loss) income from continuing operations	$(0.58)	$0.02	$(4.40)	$0.14

Net (loss) income	$(0.58)	$0.14	$(4.87)	$0.16

Weighted average shares	8,487,000	6,411,000	7,788,000	6,238,000

*
The charges for stock-based compensation for the three and six months ended June 30, 2002 were part of general and administrative expenses. There were no charges for stock-based compensation for the three and six months ended June 30, 2001.

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$57,122,094	$52,023,531
Accounts receivable, net of allowances of $5,069,000 at June 30, 2002 and $2,595,000 at December 31, 2001	29,607,809	21,576,203
Inventory	29,208,119	14,781,990
Deferred income taxes	1,466,786	1,466,786
Prepaid expenses and other current assets	4,999,373	4,973,659

Total current assets	122,404,181	94,822,169
Property, plant and equipment, net	43,711,560	20,526,228
Goodwill, net	73,582,160	85,375,217
Trademarks and other intangible assets, net	61,048,515	75,390,396
Deferred financing costs and other assets, net	3,495,695	2,407,134

Total assets	$304,242,111	$278,521,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,331,600	$20,819,383
Accounts payable	23,612,022	10,264,023
Accrued expenses and other current liabilities	38,970,639	42,716,768

Total current liabilities	68,914,261	73,800,174

Long-term liabilities:
Long-term debt	63,230,281	57,304,834
Deferred income taxes	2,150,196	2,044,019
Other liabilities	3,149,407	3,863,550

Total long-term liabilities	68,529,884	63,212,403

Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,666,667 shares
Issued—2,526,913 shares at June 30, 2002 and 1,995,000 shares at December 31, 2001
Outstanding—2,065,407 shares at June 30, 2002 and 1,995,000 shares at December 31, 2001	54,834,458	51,894,435

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized—2,333,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized—50,000,000 shares
Issued and outstanding—11,369,300 at June 30, 2002 and 8,681,744 shares at December 31, 2001	11,369	8,682
Additional paid-in capital	195,319,756	147,410,812
Notes receivable from stockholders	(14,691,097)	(14,691,097)
Deferred compensation	(18,600)	(10,144,937)
Accumulated deficit	(72,584,135)	(34,636,572)
Accumulated other comprehensive income	3,926,215	1,667,244

Total stockholders' equity	111,963,508	89,614,132

Total liabilities and stockholders' equity	$304,242,111	$278,521,144

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Net (loss) income	$(34,145,242)	$1,019,144
Income from discontinued operations	—	(158,146)

Net (loss) income, excluding discontinued operations	(34,145,242)	860,998
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Noncash interest expense related to amortization of original issue discount and beneficial conversion feature	2,759,257	—
Capitalized interest expense	211,632	—
Noncash stock-based compensation expense	10,169,105	—
Noncash portion of extraordinary item	(8,750,663)	—
Noncash charge related to asset impairment and cumulative effect of a change in accounting principle	24,829,786	—
Other noncash gain	(21,308)	—
Depreciation and amortization	4,794,027	1,485,062
Capital contribution from Inverness Medical Technology, Inc. related to income taxes for Inverness Medical, Inc.	—	75,000
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(1,214,136)	(571,474)
Inventory	(2,472,542)	(227,530)
Prepaid expenses and other current assets	1,009,038	(430,245)
Accounts payable	5,613,578	(854,654)
Accrued expenses and other current liabilities	(9,651,918)	555,105
Due to Inverness Medical Technology, Inc. and affiliates	—	920,850

Net cash (used in) provided by continuing operations	(6,869,386)	1,813,112

Net cash provided by discontinued operations	—	114,562

Cash Flows from Investing Activities:
Purchases of property, plant and equipment, net	(1,879,838)	(1,348,019)
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(8,073,835)	—
Cash paid for purchase of Unipath businesses	(4,559,554)	—
Increase in other assets	(130,678)	—

Net cash used in investing activities	(14,643,905)	(1,348,019)

Cash Flows from Financing Activities:
Cash paid for deferred financing costs	(535,401)	(47,524)
Proceeds from issuance of common and preferred stock	55,526,848	—
Net borrowings under revolving line of credit	2,238,392	—
Repayments of notes payable	(32,767,254)	(2,784,252)
Principle repayments on capital lease obligations	(169,784)	—
Contribution from Inverness Medical Technology, Inc.	—	1,478,631

Net cash provided by (used in) financing activities	24,292,801	(1,353,145)

Foreign exchange effect on cash and cash equivalents	2,319,053	225,762

Net increase (decrease) in cash and cash equivalents	5,098,563	(547,728)
Cash and cash equivalents, beginning of period	52,023,531	3,071,477

Cash and cash equivalents, end of period	$57,122,094	$2,523,749

Supplemental Disclosure of Cash Flow Information:
Interest paid	$2,297,617	$448,405

Taxes paid	$494,666	$20,000

Supplemental Disclosure of Noncash Activities:
On March 19, 2002, the Company acquired IVC Industries, Inc. (Note 5)—
Accounts receivable	$5,205,319	$—
Inventory	9,831,608	—
Property, plant and equipment	23,016,267	—
Other assets	1,754,639	—
Accounts payable and accrued expenses	(13,076,289)	—
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(8,073,835)	—

	18,657,709	—
Fair value of assumed and issued fully-vested stock options	(1,298,674)	—

Assumed liabilities	$17,359,035	$—

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)  Basis of Presentation of Financial Information

        The accompanying consolidated financial statements of Inverness Medical Innovations, Inc. and its subsidiaries (the "Company" or "Innovations") are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The Company filed audited consolidated financial statements for the year ended December 31, 2001, which included information and footnotes necessary for such presentation and were included in its Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on April 2, 2002. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001.

        On November 21, 2001, pursuant to an Agreement and Plan of Split-Off and Merger dated May 23, 2001 (the "Merger Agreement"), Johnson & Johnson acquired Inverness Medical Technology, Inc. ("IMT") in a merger transaction and, simultaneously, Innovations, then a subsidiary of IMT, was split-off from IMT as a separate publicly traded company. Pursuant to the terms of the Merger Agreement and related agreements, immediately prior to the consummation of the transaction, IMT restructured its operations so that all of IMT's non-diabetes businesses (women's health, nutritional supplements and clinical diagnostics) were held by Innovations and Innovations' subsidiaries. At the closing of the transaction, all of the shares of Innovations common stock held by IMT were split-off from IMT in a pro rata distribution to IMT stockholders and IMT (which then consisted primarily of its diabetes care business) merged with and became a wholly-owned subsidiary of Johnson & Johnson.

        Innovations was incorporated on May 11, 2001 for the purpose of receiving IMT's contribution of its women's health, nutritional supplements and clinical diagnostics businesses in connection with the transactions described in the Merger Agreement and related agreements. Innovations' historical consolidated financial statements include IMT subsidiaries and businesses that were contributed to Innovations as if such subsidiaries and businesses were historically organized in a manner consistent with the restructuring set forth in the Merger Agreement and related agreements. The primary subsidiaries and businesses that were contributed to Innovations by IMT are as follows:

  •
  Inverness Medical, Inc. ("IMI"), a U.S. corporation, and its wholly-owned subsidiary, Can-Am Care Corporation ("Can-Am"), a U.S. corporation

  •
  Cambridge Diagnostics Ireland Ltd. ("CDIL"), an Irish corporation

  •
  Orgenics, Ltd. ("Orgenics"), an Israeli corporation

  •
  The women's health business of Inverness Medical Europe GmbH ("IME"), a German corporation

  •
  Inverness Medical Benelux Bvba ("IMB"), a Belgian corporation

  •
  The women's health assets held by IMT, plus allocations to Innovations of IMT common expenditures

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

        Pursuant to the Merger Agreement and related agreements, on November 21, 2001, immediately prior to the split-off and merger, Innovations transferred to IMT those entities or businesses that conduct business in the diabetes segment, principally the Can-Am subsidiary of IMI and the diabetes businesses of CDIL and IMB. As a result, Innovations has presented the historical diabetes operations of its subsidiaries as discontinued operations in the accompanying consolidated statements of operations and cash flows for all 2001 periods presented under Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

        At the closing of the transactions set forth in the Merger Agreement and related agreements, IMT distributed to its stockholders one Innovations share for every five IMT shares held. In order for IMT to do so, Innovations declared a stock split, effected as a dividend. Accordingly, earnings per share information for the three and six months ended June 30, 2001 represents the actual number of shares of Innovations common stock outstanding as of the date of its incorporation, effected for the fixed exchange ratio set forth in the Merger Agreement and related agreements and the related stock split (Note 10).

        Innovations' consolidated statements of operations and cash flows for all 2001 periods presented also reflect the allocation of IMT's common expenditures. Such allocations have been made in accordance with Staff Accounting Bulletin ("SAB") No. 55, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.

        The accompanying consolidated statements of operations and cash flows for all 2001 periods presented reflect substantially all costs of doing business, including those incurred by IMT on Innovations' behalf. Costs that are clearly identifiable as being applicable to an Innovations subsidiary or business have been allocated to Innovations. The most significant costs included in this category include salary and benefits of certain employees and legal and other professional fees. Costs of centralized departments and corporate operations that serve all operations have been allocated, where such allocations would be material, using relevant allocation measures, such as estimated percentage of time worked for salary and benefits of certain executives and employees and square feet occupied for occupancy costs in shared facilities. Corporate costs that clearly relate to businesses or subsidiaries that were retained by IMT or that do not provide any significant direct or indirect benefit to Innovations have not been allocated to Innovations. For the period prior to the split-off and merger, Innovations accounted for income taxes using the separate return method, pursuant to Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. IMT has historically charged interest on loans made to its subsidiaries. Accordingly, Innovations' consolidated statement of operations for the three and six months ended June 30, 2001 reflect interest expense on amounts due to entities not included in Innovations' consolidated financial statements (primarily to IMT). Interest expense for the three and six months ended June 30, 2001 also reflects amounts recorded on third-party notes payable when such notes relate specifically to Innovations' operations. Interest expense for the three and six months ended June 30, 2001 does not include amounts recorded on general corporate borrowings of IMT. Innovations believes that the allocation methods described herein are reasonable and fairly reflect its financial position and results of operations for the period prior to the split-off and merger.

        Since the split-off and merger, as described above, on December 20, 2001, the Company acquired certain entities and businesses of Unilever Plc (the "Unipath businesses") and on March 19, 2002, the Company acquired IVC Industries, Inc. ("IVC"). The Unipath businesses manufacture and distribute women's health and clinical diagnostics products and IVC manufactures and distributes vitamins and nutritional supplements. The results of the Unipath businesses and IVC are included in the consolidated financial statements of the Company since their respective acquisition dates. The Unipath businesses are comprised of the following entities and businesses:

  •
  Unipath Ltd. ("Unipath UK"), a British corporation, and its wholly-owned subsidiary, Unipath Management Ltd. ("UML"), also a British corporation

  •
  The women's health business of Unipath conducted in the United States ("Unipath US")

  •
  Unipath Diagnostics GmbH ("Unipath Germany"), a German corporation

  •
  Unipath Scandinavia AB ("Unipath Scandinavia"), a Swedish corporation

  •
  Unipath B.V. ("Unipath Netherlands"), a Dutch corporation

  •
  Unipath assets, primarily intellectual property, held by Unilever Plc, along with the related license revenue

(2)  Cash and Cash Equivalents

        The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2002, the Company's cash equivalents consisted of money market funds.

(3)  Inventories

        Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

	June 30, 2002	December 31, 2001
Raw materials	$14,005,636	$6,895,192
Work-in-process	7,028,041	1,378,503
Finished goods	8,174,442	6,508,295

	$29,208,119	$14,781,990

(4)  Nonrecurring and Noncash Items

        For the three months ended June 30, 2002, the Company recorded noncash interest expense of $37,000 representing the amortization of original issue discount related to a common stock warrant issued in connection with certain debt facilities and noncash stock-based compensation of $24,000. For the six months ended June 30, 2002, the Company recorded the following nonrecurring or noncash items: (a) noncash interest expense of $2,759,000 representing the amortization of original issue discount and beneficial conversion feature primarily related to the Company's subordinated promissory notes, (b) a total noncash asset impairment charge of $24,830,000, of which $12,148,000 was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations, representing the value of the impaired goodwill and trademarks relating to certain of the Company's nutritional supplement business (Note 6), (c) noncash stock-based compensation of $10,169,000 (Note 7), and (d) an extraordinary gain of $8,506,000 related to the early retirement of subordinated promissory notes and the related repurchase of the beneficial conversion feature associated with these subordinated promissory notes (Note 8).

        For the three and six months ended June 30, 2001, the Company recorded a profit from discontinued operations of $739,000 and $158,000, respectively, which represented the results of operations of the diabetes related businesses of the entities that were contributed to the Company as part of the split-off from IMT on November 21, 2001. These diabetes related businesses were simultaneously transferred back to IMT on November 21, 2001 (Note 1).

(5)  Business Combinations

(a) Acquisition of IVC Industries, Inc.

        On March 19, 2002, the Company acquired IVC, a manufacturer and distributor of vitamins and other nutritional supplements. The Company intends to consolidate its vitamin and nutritional supplement manufacturing at IVC and discontinue most of its outsourced manufacturing arrangements. The aggregate purchase price of IVC was approximately $27,208,000, which consisted of $5,619,000 in cash representing $2.50 for each outstanding share of IVC's common stock, fully-vested stock options to purchase an aggregate of 115,744 shares of the Company's common stock with an aggregate fair value of $1,299,000, approximately $1,512,000 in estimated costs to exit certain activities of IVC, primarily severance costs of involuntarily terminated employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, $17,359,000 in assumed debt and approximately $1,419,000 in estimated direct acquisition costs. Of the $1,512,000 estimated severance costs, approximately $200,000 have been paid through June 30, 2002. The acquisition was funded by the Company's existing cash. The aggregate purchase price for IVC was allocated to the acquired assets and assumed liabilities as follows:

Cash and cash equivalents	$476,000
Accounts receivable	5,205,000
Inventory	9,832,000
Property, plant and equipment	23,016,000
Other assets	1,755,000
Accounts payable and accrued expenses	(13,076,000)

$27,208,000

        The above allocation of the aggregate purchase price for IVC is preliminary. Factors that could impact the aggregate purchase price and its related allocation include changes in estimated costs associated with exit plans and estimated direct acquisition costs.

        The acquisition of IVC was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the results of IVC have been included in the accompanying consolidated statements of operations since the date of acquisition. The acquired assets and assumed liabilities of

IVC were assigned to the Company's nutritional supplements business reporting unit which is included in its consumer products business segment.

        The following table presents selected unaudited interim financial information of the Company, including IVC and the Unipath businesses, the latter of which the Company acquired on December 20, 2001, as if the acquisitions had occurred on January 1, 2001. These unaudited pro forma results exclude a charge of $6,980,000 to operations representing the portion of the purchase price allocated to the fair value of certain in-process research and development projects related to the Unipath acquisition. The unaudited pro forma interim results are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2001 or future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(unaudited pro forma)
Net revenue	$51,709,000	$48,006,000	$99,402,000	$99,620,000
Cost of sales	30,307,000	25,836,000	57,119,000	52,150,000

Gross profit	21,402,000	22,170,000	42,283,000	47,470,000

Operating expenses:
Charge related to asset impairment	—	—	12,682,000	—
Research and development	3,575,000	2,811,000	6,942,000	5,543,000
Sales and marketing	9,927,000	12,761,000	21,096,000	25,021,000
General and administrative	6,954,000	7,003,000	15,426,000	14,671,000
Stock-based compensation	24,000	—	10,169,000	—

Total operating expenses	20,480,000	22,575,000	66,315,000	45,235,000

Operating income (loss)	922,000	(405,000)	(24,032,000)	2,235,000
Interest and other expenses, net	(2,961,000)	(2,983,000)	(6,924,000)	(5,829,000)

Loss from continuing operations before income taxes	(2,039,000)	(3,388,000)	(30,956,000)	(3,594,000)
Provision for income taxes	650,000	1,621,000	1,086,000	1,759,000

Loss from continuing operations	(2,689,000)	(5,009,000)	(32,042,000)	(5,353,000)
Income from discontinued operations	—	739,000	—	158,000

Loss before extraordinary item and accounting change	(2,689,000)	(4,270,000)	(32,042,000)	(5,195,000)
Extraordinary gain	—	—	8,506,000	—
Cumulative effect of a change in accounting principle	—	—	(12,148,000)	—

Net loss	$(2,689,000)	$(4,270,000)	$(35,684,000)	$(5,195,000)

Loss per common share—basic and diluted:
Loss from continuing operations	$(0.58)	$(0.78)	$(4.60)	$(0.86)

Net loss	$(0.58)	$(0.67)	$(5.07)	$(0.83)

(b) Acquisition of the Unipath Businesses

        On December 20, 2001, the Company acquired the Unipath businesses (Note 1). As a result of this business combination, the Company reorganized the operations of the Unipath businesses for purposes of improving efficiencies and achieving economies of scale on a company-wide basis. Such reorganization affected all major cost centers at Unipath UK. Additionally, most business activities of Unipath US were merged into the Company's existing U.S. businesses. As of June 30, 2002, the total number of involuntarily terminated employees was 70 of which 8 remain to be terminated. The Company accounted for such reorganization in accordance with EITF Issue No. 95-3. The total estimated amount of restructuring costs of the Unipath businesses, which consists primarily of severance costs, was included as part of the Unipath purchase price. As of June 30, 2002, total estimated restructuring costs, including related unfunded pension liability, amounted to $6,324,000, of which $2,290,000 has been paid and $4,034,000 remained in accrued expenses and other liabilities. During the three and six months ended June 30, 2002, the Company accrued additional severance and related costs of $1,118,000 and $1,350,000, respectively, as it continued to finalize the restructuring plan. Such additions to accrued severance costs were recorded as adjustments to the Unipath purchase price. As of June 30, 2002, the Company has not yet finalized the Unipath restructuring plan although only a small number of cost centers remain to be reviewed for restructuring. The Company expects to incur additional immaterial amounts of severance upon finalizing the restructuring plan, which will result in adjustments to the Unipath purchase price.

(6)  Asset Impairment

        On January 1, 2002, the Company adopted SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. SFAS No. 142 also provides specific guidance for determining and measuring impairment of such intangible assets. Based upon the results of an independent impairment review, as required by SFAS No. 142, the Company recorded an impairment charge of $12,148,000, representing the remaining goodwill related to its reporting unit that comprises the nutritional supplement lines the Company acquired in 1997. This amount represented the excess of the carrying value over the fair value of such asset. The fair value was determined using a combination of the income approach and the market approach of valuing a business. The income approach valued the business by discounting projected future cash flows and the market approach valued the security underlying the business by comparing it to those of similar businesses. The most significant facts and circumstances that led to the conclusion of this impairment were (a) future cash flows from these nutritional supplement lines are expected to be reduced, (b) selling, general and administrative expenses relating to these nutritional supplement lines are forecasted to increase as a percentage of sales, and (c) this nutritional supplements business is experiencing a larger percentage decline in revenues than most of the comparable businesses of other companies. This impairment charge was recorded in the first quarter of 2002 and classified in accordance with SFAS No. 142 as a cumulative effect of a change in accounting principle in the accompanying statement of operations.

        Because the independent appraisal of the fair value of the reporting unit underlying the Company's nutritional supplements business indicated an impairment of that reporting unit, as discussed above, the Company proceeded to also obtain an independent impairment review of the carrying value assigned to related trademarks and brand names in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The results of the impairment review under SFAS No. 144 indicated an impairment of the carrying value of such trademarks and brand names because the full carrying amount of these intangible assets was not expected to be recoverable and exceeded its fair value. The carrying amount of these intangible assets was not recoverable because it exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of these assets. The fair value of these intangible assets was determined using a combination of the discounted cash flow approach and the relief from royalty approach, the latter of which valued the brand names as if they were licensed from a third party. Based on these results, the Company recorded an impairment charge of $12,682,000 during the first quarter of 2002, which was included in operating expenses in the accompanying statements of operations. The remaining carrying value of these intangible assets was $4,177,000 at June 30, 2002, which is being amortized over their remaining useful lives of 20 years.

(7)  Employee Stock Award

        On August 15, 2001, the Company sold to its chief executive officer ("CEO") 1,168,191 shares of restricted common stock at a price of $9.13 per share. Two-thirds of the restricted stock, or 778,794 shares, vest ratably over 36 months; the remaining one-third, or 389,397 shares, vests ratably over 48 months. Except for the par value of the common stock, which was paid in cash, the CEO purchased the restricted stock with a five-year promissory note which, for accounting purposes, was treated as a non-recourse note. The balance of the promissory note is recorded as a note receivable and is classified in stockholders' equity in the accompanying consolidated balance sheets. The note bears interest at an annual rate of 4.99%. Under the terms of the original restricted stock agreement, the Company could repurchase unvested shares at cost in certain circumstances. The Company accounted for this arrangement under Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation, EITF Issue No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25, and EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44. Accordingly, on November 20, 2001, the date on which this arrangement was approved by the stockholders, the Company measured total compensation expense to be approximately $10,595,000 based on the intrinsic value of the stock on that date. The amount of compensation expense was initially deferred and amortized ratably over the vesting periods of the restricted stock. In February 2002, the terms of the restricted stock agreement were amended, pursuant to which the Company may repurchase unvested shares at the then fair value in certain circumstances. Also, in connection with this amendment, the CEO surrendered 50,000 shares of his nonqualified stock options in the Company. Because the repurchase rights on unvested shares are now at fair value, the Company fully amortized the remaining portion of the deferred compensation expense, or $10,145,000, associated with the restricted stock at the time the repurchase rights were amended. Such amortization of deferred compensation was recorded as stock-based compensation in the accompanying consolidated statements of operations.

(8)  Subordinated Promissory Notes

        On March 6, 2002, the Company prepaid its then outstanding subordinated promissory notes ("Subordinated Notes") having an aggregate principal amount of $20,000,000 and related accrued interest of $568,000 using the proceeds from the issuance of series A redeemable convertible preferred stock ("Series A Preferred Stock") (Note 9). The original maturity date of the Subordinated Notes was April 1, 2002, with an extension option, and interest accrued at 12% per annum, or 18% if and when maturity date was extended. The Subordinated Notes were convertible into shares of the Company's

Series A Preferred Stock at the option of the holder. Due to this convertible nature, the Company recorded a discount on the notes in the form of a beneficial conversion feature of $3,243,000 in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value assigned to the beneficial conversion feature was being amortized to interest expense over the life of the Subordinated Notes.

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

(9)  Series A Preferred Stock

        In March 2002, the Company sold to private investors 531,913 shares of Series A Preferred Stock at $39.01 per share for gross proceeds of $20,750,000 for purposes of prepaying the Subordinated Notes (Note 8). The terms of these shares of Series A Preferred Stock are the same as those shares issued in December 2001. Each share of Series A Preferred Stock accrues dividends on a quarterly basis at $2.10 per annum, but only on those days when the closing price of the Company's common stock is less than $15. As the Company's stock price did not close below $15 following the issuance of the Series A Preferred Stock, no dividends were recorded during the three and six months ended June 30, 2002. Dividends accrued are payable only if declared by the board of directors. Until December 31, 2003, accrued dividends, if any, must be paid in the Company's common stock. The number of shares of common stock to be issued in payment of any accrued dividends is equal to such number as is determined by dividing the aggregate amount of the accrued dividend then payable by the greater of (i) $15 and (ii) the average market price during the 30 trading day period immediately preceding the date such dividend is declared. Thereafter, the Company has the option to pay dividends in cash or common stock. The number of shares of common stock to be issued upon any voluntary conversion of one share of Series A Preferred Stock is equal to such number as is determined by dividing $30 by the conversion price in effect at the time of conversion. The conversion price was initially $15 and is subject to adjustment. The effective purchase price for the shares of common stock underlying the Series A Preferred Stock issued in March 2002 represented a $2.70 (or 12%) discount to the fair value of the Company's common stock on the issuance date. In accordance with EITF Issue No. 98-5 and EITF Issue No. 00-27, the Company recorded a discount in the form of a beneficial conversion feature on the new Series A Preferred Stock of approximately $2,867,000, which is being amortized to accumulated deficit over the redemption period (as discussed below). The amortization of this discount reduces earnings available to common stockholders in the computation of earnings per share (Note 10). The total amount of the discount for all outstanding shares of Series A Preferred Stock amortized during the three and six months ended June 30, 2002 was approximately $1,566,000 and $2,443,000, respectively. Starting on December 20, 2003, the Company may convert the Series A Preferred Stock into common stock in the event that the average closing price of its common stock exceeds $20 for any consecutive 30 trading day period.

        Because the Series A Preferred Stock may be redeemed upon a vote by the holders of at least two-thirds of the outstanding Series A Preferred Stock on or after June 30, 2011, the Company has classified the outstanding Series A Preferred Stock outside of stockholders' equity in the accompanying consolidated balance sheets. The redemption price per share of Series A Preferred Stock will be equal to $30 plus a premium calculated at 5% per annum from the date of issuance. The Company recorded a premium of approximately $707,000 and $1,359,000 for the three and six months ended June 30, 2002, which reduced earnings available to common stockholders in the computation of earnings per share (Note 10).

(10) Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
(Loss) income from continuing operations	$(2,688,561)	$151,260	$(30,503,026)	$860,998
Premium and amortization of beneficial conversion feature related to Series A Preferred Stock (Note 9)	(2,273,054)	—	(3,802,321)	—

(Loss) income from continuing operations available to common stockholders	(4,961,615)	151,260	(34,305,347)	860,998

Income from discontinued operations	—	739,349	—	158,146
(Loss) income before extraordinary item and accounting change	(4,961,615)	890,609	(34,305,347)	1,019,144
Extraordinary gain	—	—	8,505,989	—
Cumulative effect of a change in accounting principle	—	—	(12,148,205)	—

Net (loss) income available to common stockholders	$(4,961,615)	$890,609	$(37,947,563)	$1,019,144

Denominator:
Weighted average shares*	8,487,000	6,411,000	7,788,000	6,238,000

(Loss) income per share—basic and diluted:
(Loss) income from continuing operations available to common stockholders	$(0.58)	$0.02	$(4.40)	$0.14
Income from discontinued operations	—	0.12	—	0.02

(Loss) income before extraordinary item and accounting change	(0.58)	0.14	(4.40)	0.16
Extraordinary gain	—	—	1.09	—
Cumulative effect of a change in accounting principle	—	—	(1.56)	—

Net (loss) income available to common stockholders	$(0.58)	$0.14	$(4.87)	$0.16

*
The number of weighted average shares for the three and six months ended June 30, 2001 represents the weighted average number of Innovations common shares outstanding as of the date of its incorporation, giving effect to the fixed exchange ratio set forth in the Merger Agreement and related agreements and the related stock split (Note 1).

        The Company had the following potential dilutive securities outstanding during the three and six months ended June 30, 2002: (a) options and warrants to purchase an aggregate of 2,982,302 shares of the Company's common stock at a weighted average exercise price of $15.17 per share, (b) Series A Preferred Stock convertible into an aggregate of 4,130,814 shares of the Company's common stock, (c) 1,501,123 shares of unvested restricted common stock issued to certain executive officers, and (d) 15,902 shares of common stock held in escrow. These potential dilutive securities were not included in the computation of diluted loss per share because the inclusion thereof would be antidilutive. There were no dilutive securities outstanding during the three and six months ended June 30, 2001.

(11) Comprehensive Income

        The Company's comprehensive income consists of foreign currency translation adjustments and the value of the effective portion of the interest rate swap agreement (Note 12). Comprehensive income for the three months ended June 30, 2002 and 2001 was approximately $2,836,000 more than and $437,000 less than reported net (loss) income, respectively, and for the six months ended June 30, 2002 and 2001 approximately $2,259,000 more than and $18,000 less than reported net (loss) income, respectively.

(12) Derivative Instrument

        The Company entered into an interest rate swap agreement with one of its lenders effective February 25, 2002, which applies to certain of its term loans and protects both the Company and the lender against fluctuation in the London Interbank Offered Rate ("LIBOR"). The term loans originally accrue interest at LIBOR plus a range of 1.50% to 3.50%, depending on the type of loan (senior or junior). Under the interest rate swap agreement, the LIBOR rate is set at a minimum of 3.36% and a maximum of 5.00%. The Company accounts for this derivative instrument in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. The effective portion of the change in fair value of this derivative instrument was approximately $396,000 for the six months ended June 30, 2002, which was recorded against other comprehensive income.

(13) Financial Information by Segment

        Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is composed of the CEO and members of senior management. The Company's reportable operating segments are Consumer Products (comprised of consumer diagnostic products and vitamins and nutritional supplements), Clinical Diagnostics Products and Corporate and Other.

        The Company evaluates performance based on earnings, excluding noncash and nonrecurring items, before interest expense, taxes, depreciation and amortization ("EBITDA"). Segment information for the three and six months ended June 30, 2002 and 2001, respectively, is as follows:

	Consumer Products	Clinical Diagnostics Products	Corporate and Other	Total
Three Months Ended June 30, 2002
Net product sales from external customers	$45,012,682	$5,421,987	$—	$50,434,669
License and other revenue	1,271,244	3,387	—	1,274,631

Net revenue	46,283,926	5,425,374	—	51,709,300
EBITDA	$3,000,656	$493,852	$(1,084,506)	$2,410,002
Six Months Ended June 30, 2002
Net product sales from external customers	$76,369,906	$10,605,450	$—	$86,975,356
License and other revenue	1,827,343	153,387	—	1,980,730

Net revenue	78,197,249	10,758,837	—	88,956,086
EBITDA	$5,495,213	$1,340,063	$(2,818,780)	$4,016,496
Assets	$240,481,834	$23,035,007	$40,725,270	$304,242,111
At December 31, 2001
Assets	$194,322,644	$42,023,783	$42,174,717	$278,521,144
Three Months Ended June 30, 2001
Net product sales from external customers	$9,044,572	$2,602,000	$—	$11,646,572
EBITDA	$1,811,812	$255,000	$(126,264)	$1,940,548
Six Months Ended June 30, 2001
Net product sales from external customers	$17,874,360	$5,257,000	$—	$23,131,360
EBITDA	$4,224,350	$373,000	$(422,594)	$4,174,756

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of EBITDA to (Loss) Income from Continuing Operations:
	2002	2001	2002	2001
EBITDA	$2,410,002	$1,940,548	$4,016,496	$4,174,756
Depreciation and amortization expense	(2,853,938)	(686,885)	(4,794,027)	(1,485,062)
Interest expense	(1,353,378)	(351,057)	(5,501,338)	(723,581)
Income taxes	(649,529)	(751,346)	(1,155,921)	(1,105,115)
Noncash and nonrecurring charges	(241,718)	—	(23,068,236)	—

(Loss) income from continuing operations	$(2,688,561)	$151,260	$(30,503,026)	$860,998

(14) Recently Issued Accounting Standards

        In June 2001, the FASB issued SFAS No. 142, which addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. Effective

January 1, 2002, all existing acquired goodwill and other intangible assets with indefinite lives are no longer amortized to expense, with early adoption required for all goodwill and other intangible assets with indefinite lives acquired subsequent to June 30, 2001. The statement also provides specific guidance for determining and measuring impairment of all goodwill and other intangible assets. The Company recorded goodwill amortization of approximately $151,000 and $302,000 for the three and six months ended June 30, 2001, respectively. At June 30, 2002, the total amount of goodwill and other intangible assets with indefinite lives affected by this statement was $99,314,000, which was all acquired subsequent to June 30, 2001. Also, upon the adoption of SFAS No. 142, the Company recorded a goodwill impairment charge of $12,148,000 during the first quarter of 2002 (Note 6).

        In August 2001, the FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. The changes in this statement require that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broaden the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also provides guidance for determining and measuring impairment of long-lived and intangible assets, which do not materially differ from previous guidance. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early adoption encouraged. The provisions of this statement generally are to be applied prospectively. During the first quarter of 2002, the Company recorded an impairment charge to its carrying value of certain trademarks and brand names of $12,682,000 in accordance with SFAS No. 144 (Note 6).

        In November 2001, the EITF issued EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF Issue No. 01-9 establishes accounting and reporting standards for vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer. The Company offers certain sales incentives that fall within the scope of EITF Issue No. 01-9, such as free goods, slotting fees and cooperative advertising, to some of its customers. The Company adopted the provisions of this consensus in 2002, the effect of which was a net reclassification of $612,000 and $953,000 from sales and marketing expenses and cost of sales to net product sales during the three and six months ended June 30, 2001, respectively, for comparative purposes.

(15) Subsequent Event

        On August 7, 2002, the Company entered into a definitive agreement with MedPointe, Inc. to acquire that company's Wampole Laboratories unit which develops and distributes point-of-care medical diagnostic products in the United States. Under the terms of the agreement, the Company will pay approximately $70,000,000 in cash for Wampole utilizing both existing financial resources and additional borrowings. The transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. It is expected that the transaction will close during the third quarter of 2002.

(16) Adjustment Related to Prior Interim Period

        The results for the six months ended June 30, 2002 include a restatement of $881,000, or $0.11 per basic and diluted common share, to increase reported losses for the first quarter of 2002 to reflect an adjustment to purchase accounting in connection with our acquisition of the Unipath business. This restatement resulted from an underestimation of the fair value of the acquired Unipath inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        On November 21, 2001, pursuant to an agreement and plan of split-off and merger dated May 23, 2001, Johnson & Johnson acquired Inverness Medical Technology, Inc. ("IMT"), our former parent, in a merger transaction and, simultaneously, our company, Inverness Medical Innovations, Inc., was split off from IMT as a separate publicly traded company. Immediately prior to the consummation of these transactions, IMT restructured its operations so that we and our subsidiaries would hold all of IMT's non-diabetes businesses (women's health, nutritional supplements and clinical diagnostics). At the closing of the transactions, all of the shares of our common stock held by IMT were split-off from IMT in a pro rata distribution to IMT's stockholders and IMT (which then consisted primarily of its diabetes business) merged with and became a wholly-owned subsidiary of Johnson & Johnson.

        We develop, manufacture and market consumer healthcare products, including self-test diagnostic products for the women's health market and vitamins and nutritional supplements. To a lesser extent, we develop, manufacture and market clinical diagnostic products for use by medical professionals. Our consumer self-test diagnostic products allow individuals to obtain accurate information regarding various medical conditions on a confidential, non-prescription basis, without the expense, inconvenience and delay associated with physician visits or laboratory testing. This information gives individuals greater control over their health and their lives, allowing them to make informed decisions and take action to protect their health, alone or in consultation with healthcare professionals. Our existing self-test products are targeted at the women's health market, one of the largest existing markets for self-care diagnostics, and include home pregnancy detection tests and ovulation prediction tests. We also sell a wide variety of vitamins and nutritional supplements. Our clinical diagnostic products include test kits used by smaller laboratories, physicians' offices and other point-of-care sites for the detection of pregnancy and a wide variety of infectious diseases.

        On December 20, 2001, we acquired Unipath Limited, a global leader in home pregnancy and ovulation testing and natural family planning, and its associated companies and assets (the "Unipath business") from Unilever Plc ("Unilever") and certain entities affiliated with Unilever. The Unipath acquisition provides us with leading brand name consumer diagnostic products that compliment our existing value branded and private label home pregnancy detection and ovulation prediction products. Together with the acquisition of the Unipath business, we also acquired rights to certain antibody clones and other intellectual property rights.

        On March 19, 2002, we acquired IVC Industries, Inc. ("IVC"), a manufacturer and distributor of hundreds of different vitamin and nutritional supplement products sold under brand names and through private label arrangements with retailers. With the addition of IVC, we intend to consolidate our vitamin and nutritional supplement manufacturing at IVC and discontinue most of our outsourced manufacturing arrangements. The aggregate purchase price of IVC was approximately $27.2 million, which consisted of $5.6 million in cash representing $2.50 for each outstanding share of IVC's common stock, fully-vested stock options to purchase an aggregate of 115,744 shares of our common stock with an aggregate fair value of $1.3 million, approximately $1.5 million in estimated costs to exit certain activities of IVC, primarily severance costs, $17.4 million in assumed debt and approximately $1.4 million in estimated direct acquisition costs. The acquisition was funded by our existing cash.

        On May 22, 2002, we announced the public offering of 1.6 million shares of our common stock which generated proceeds of $34.3 million after deducting underwriter's commissions and other offering costs.

Recent Developments

Pending Acquisition of the Wampole Laboratories unit of MedPointe, Inc.

        On August 7, 2002, we entered into a definitive agreement with MedPointe, Inc. ("MedPointe") to acquire that company's Wampole Laboratories unit ("Wampole") which develops and distributes point-of-care medical diagnostic products in the United States. Under the terms of the agreement, we will pay approximately $70,000,000 in cash for Wampole utilizing both existing financial resources and additional borrowings, including convertible or similar borrowings which may be dilutive and the terms of which we expect to finalize in the near future. The transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act and other customary closing conditions. It is expected that the transaction will close during the third quarter of 2002. We anticipate this acquisition to provide us with significant intellectual property and enhanced capabilities in the United States point-of-care market through Wampole's status as a leading distributor of a wide range of immunoassay-based and other diagnostic tests to hospitals, physicians and reference laboratories.

Results of Operations

        Net Product Sales.    Net product sales for the three months ended June 30, 2002 increased $38.8 million, or 333%, to $50.4 million from $11.6 million for the three months ended June 30, 2001. Net product sales for the six months ended June 30, 2002 increased $63.8 million, or 276%, to $87.0 million from $23.1 million for the six months ended June 30, 2001. The significant increase resulted predominantly from the Unipath business which was acquired in December 2001 and generated net product sales of $22.7 million and $43.9 million for the three and six months ended June 30, 2002, respectively. The recently acquired IVC business contributed $13.4 million and $15.0 million to our revenue growth during the three and six months ended June 30, 2002, respectively. Additionally, our subsidiary in Ireland, Cambridge Diagnostics Ireland Limited ("CDIL"), contributed $2.5 million and $4.6 million of the net product sales increase during the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001, through its diabetes-related packaging contract with a subsidiary of Johnson & Johnson. This packaging contract is a transitional service arrangement arising out of the November 21, 2001 split-off and merger transaction which, together with the revenue generated thereof, is terminating in August 2002. In terms of product revenue growth by reporting segment, net product sales of our consumer products segment, which includes our consumer diagnostic products mostly targeted toward the women's health market and our vitamins and nutritional supplements, were $45.0 million for the three months ended June 30, 2002, an increase of $36.0 million, or 398%, as compared to $9.0 million for the three months ended June 30, 2001. Net product sales of this consumer products segment were $76.4 million for the six months ended June 30, 2002, an increase of $58.5 million, or 327%, as compared to $17.9 million for the six months ended June 30, 2001. Net product sales of our clinical diagnostics products segment were $5.4 million for the three months ended June 30, 2002, an increase of $2.8 million, or 108%, from $2.6 million for the three months ended June 30, 2001. Net product sales of this clinical diagnostics products segment were $10.6 million for the six months ended June 30, 2002, an increase of $5.3 million, or 102%, from $5.3 million for the six months ended June 30, 2001. The sales growth of our clinical diagnostic products was entirely the result of the addition of the Unipath business.

        License and Other Revenue.    License and other revenue represent license and royalty fees from intellectual property license agreements with third-parties. These license agreements were acquired as part of the Unipath business. For the three and six months ended June 30, 2002, license revenue amounted to $1.3 million and $2.0 million, respectively. There were no license and other revenue in 2001.

        Gross Profit.    Gross profit from net product sales for the three months ended June 30, 2002 increased $14.9 million, or 255%, to $20.8 million from $5.9 million for the three months ended

June 30, 2001. Gross profit from net product sales for the six months ended June 30, 2002 increased $28.4 million, or 251%, to $39.8 million from $11.4 million for the six months ended June 30, 2001. Gross profit for the six months ended June 30, 2002 includes a restatement of $881,000 to decrease reported gross profit for the first quarter of 2002 to reflect an adjustment to purchase accounting in connection with our acquisition of the Unipath business. This restatement resulted from an underestimation of the fair value of the acquired Unipath inventory. The general increases in gross profit from net product sales from 2001 to 2002 primarily resulted from the addition of the Unipath business which generated total gross profit of $13.5 million and $26.1 million for the three and six months ended June 30, 2002, respectively. Additionally, IVC contributed $1.5 million and $1.8 million of the increase in gross profit from net product sales during the three and six months ended June 30, 2002, respectively. Total gross margin from net product sales was 41% and 46% for the three and six months ended June 30, 2002, respectively, compared to 50% and 49% for the three and six months ended June 30, 2001, respectively. The lower gross margin from net product sales in 2002 resulted primarily from lower margin IVC's products and Unipath's clinical diagnostic products. In terms of gross profit by reporting segment, for the three months ended June 30, 2002, gross profit from our consumer product sales was $18.8 million, an increase of $14.5 million, or 339%, from $4.3 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, gross profit from our consumer product sales was $35.2 million, an increase of $26.8 million, or 320%, from $8.4 million for the six months ended June 30, 2001. Gross margin from our consumer product sales was 42% and 46% for the three and six months ended June 30, 2002, respectively, as compared to 47% for both the three and six months ended June 30, 2001. For the three months ended June 30, 2002, gross profit from our clinical diagnostics product sales was $2.0 million, an increase of $416,000, or 27%, from $1.6 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, gross profit from our clinical diagnostics product sales was $4.7 million, an increase of $1.7 million, or 56%, from $3.0 million for the six months ended June 30, 2001. Gross margin from our clinical diagnostic product sales was 37% and 44% for the three and six months ended June 30, 2002, respectively, as compared to 60% and 57% for the three and six months ended June 30, 2001, respectively.

        Charge Related to Asset Impairment.    In the first quarter of 2002, we recorded a noncash impairment charge of $12.7 million to write-off a portion of the value that was assigned to trademarks and brand names related to certain of our nutritional supplement lines we bought in 1997. This charge was recorded in connection with the results of a separate impairment review performed on the carrying value of the goodwill related to such nutritional supplement lines, as discussed below in the caption "Cumulative Effect of a Change in Accounting Principle". See Note 6 of the accompanying "Notes to Consolidated Financial Statements". No impairment charge was recorded during the second quarter of 2002 or the comparative periods in 2001.

        Research and Development Expense.    Research and development expense for the three months ended June 30, 2002 increased $3.2 million, or 905%, to $3.6 million from $356,000 for the three months ended June 30, 2001. Research and development expense for the six months ended June 30, 2002 increased $6.3 million, or 960%, to $6.9 million from $655,000 for the six months ended June 30, 2001. The significant increase resulted primarily from the addition of the Unipath business, which houses a large research and development center in its facility in Bedford, England. Prior to the acquisition of the Unipath business, our research and development expense was mostly related to clinical diagnostic products incurred by our subsidiary, Orgenics Ltd. ("Orgenics"), in Israel. We anticipate a continuing increase in research and development activities and expenses in the future as a result of the Unipath business.

        Sales and Marketing Expense.    Sales and marketing expense for the three months ended June 30, 2002 increased $7.8 million, or 370%, to $9.9 million from $2.1 million for the three months ended June 30, 2001. Sales and marketing expense for the six months ended June 30, 2002 increased $15.6 million, or 399%, to $19.5 million from $3.9 million for the six months ended June 30, 2001. Of these increases, $5.8 million and $13.0 million for the three and six months ended June 30, 2002, respectively, resulted from the addition of the Unipath business. IVC also contributed $1.5 million and $1.7 million to the increase in sales and marketing expenses during the three and six months ended June 30, 2002, respectively. The remaining increase in sales and marketing expenses resulted primarily from our new radio advertising efforts in an attempt to boost our nutritional supplement product sales. Sales and marketing expense as a percentage of net product sales increased to 20% and 22% for the three and six months ended June 30, 2002, respectively, from 18% and 17% for the three and six months ended June 30, 2001, respectively.

        General and Administrative Expense.    General and administrative expense for the three months ended June 30, 2002 increased $5.1 million, or 260%, to $7.0 million from $1.9 million for the three months ended June 30, 2001. General and administrative expense for the six months ended June 30, 2002 increased $10.0 million, or 263%, to $13.8 million from $3.8 million for the six months ended June 30, 2001. The addition of the Unipath business contributed $3.5 million and $7.0 million to the increases in general and administrative expenses in the three and six months ended June 30, 2002, respectively. IVC also contributed $852,000 and $926,000 to the increases in general and administrative expenses in the three and six months ended June 30, 2002, respectively. During the three and six months ended June 30, 2002, we also incurred approximately $678,000 and $1.7 million, respectively, in legal fees for our defenses in certain litigations which were inactive during the same periods in 2001. The remaining increase in general and administrative expense resulted primarily from increases in other professional fees, insurance and rent due to the relocation of our corporate headquarters in May 2001. General and administrative expense as a percentage of net product sales decreased to 14% and 16% for the three and six months ended June 30, 2002, respectively, from 17% for both the three and six months ended June 30, 2001.

        Stock-Based Compensation.    During the three and six months ended June 30, 2002, we recorded noncash compensation expenses of $24,000 and $10.2 million, respectively. During the first quarter of 2002, the noncash compensation charge was $10.1 million, which represents the amortization of the remaining deferred compensation recorded in 2001 in connection with the sale of restricted stock to our chief executive officer. We recorded this deferred compensation because the stock was sold below market value of our stock on the measurement date. The deferred compensation was originally set to amortize over the vesting period of the restricted stock. However, because of an amendment in the terms of the restricted stock agreement in February 2002, we fully amortized the deferred compensation at that time. See Note 7 of the accompanying "Notes to Consolidated Financial Statements". There was no charge for stock-based compensation during the three and six months ended June 30, 2001.

        Interest Expense.    Interest expense for the three months ended June 30, 2002 increased $966,000, or 275%, to $1.3 million from $351,000 for the three months ended June 30, 2001. Interest expense for the six months ended June 30, 2002 increased $4.8 million, or 660%, to $5.5 million from $724,000 for the six months ended June 30, 2001. The significant increase in interest expense resulted from various debt financings obtained to fund the acquisition of the Unipath business in December 2001. Also, of the total increase in interest expense for the three and six months ended June 30, 2002, $37,000 and $2.8 million, respectively, were noncash and represented the amortization of original issue discount and beneficial conversion features related to such debt financings.

        Other Expense, Net.    Other expense, net, includes interest income and other income and expenses. Interest income for the three months ended June 30, 2002 increased by $295,000, or 932%, to $327,000 from $32,000 for the three months ended June 30, 2001. Interest income for the six months ended June 30, 2002 increased by $629,000, or 848%, to $704,000 from $74,000 for the six months ended June 30, 2001. The increase in interest income resulted from higher average cash balances during the three and six months ended June 30, 2002 due to a follow-on public offering of 1.6 million shares of our common stock at $23 per share in May 2002 and a $41.4 million capitalization by IMT during our split-off from IMT in November 2001. A significant portion of other income and expense generally represents foreign currency exchange gains and losses. For the three months ended June 30, 2002, we recognized $1.6 million in foreign exchange transaction losses as compared to $265,000 for the three months ended June 30, 2001. For the six months ended June 30, 2002, we recognized $1.4 million in foreign exchange transaction losses as compared to $387,000 for the six months ended June 30, 2001. The significant amount of foreign exchange transaction losses recorded to-date in 2002 resulted from the weak US Dollar versus the Japanese Yen and Euro as one of our bank loans is denominated in Japanese Yen and certain receivables and payables of our Irish subsidiary are denominated in the US Dollar while its functional currency is the Euro.

        Income Taxes.    For the three and six months ended June 30, 2002, we recorded provisions of $650,000 and 1.2 million, respectively, for income taxes compared to $751,000 and $1.1 million for the three and six months ended June 30, 2001, respectively. Of the provision recorded for the three and six months ended June 30, 2002, $592,000 and $1.1 million, respectively, related to the Unipath business. The remaining business recorded a total provision of $58,000 and $93,000 for the three and six months ended June 30, 2002, respectively, as compared to $751,000 and $1.1 million for the three and six months ended June 30, 2001, respectively. This decrease resulted from corporate losses available to offset profits in the US businesses.

        (Loss) Income from Continuing Operations.    Loss from continuing operations was $2.7 million, or $0.58 per basic and diluted common share, for the three months ended June 30, 2002 compared to income from continuing operations of $151,000, or $0.02 per basic and diluted common share, for the three months ended June 30, 2001. Loss from continuing operations was $30.5 million, or $4.40 per basic and diluted common share, for the six months ended June 30, 2002 compared to income from continuing operations of $861,000, or $0.14 per basic and diluted common share, for the six months ended June 30, 2001. The significant loss for the three and six months ended June 30, 2002 resulted from various factors as described above. Specifically, loss from continuing operations for the six months ended June 30, 2002 includes a restatement of $881,000, or $0.11 per basic and diluted common share, as a result of an increase in reported losses for the first quarter of 2002 to reflect an adjustment to purchase accounting in connection with our acquisition of the Unipath business, as described above.

        Income from Discontinued Operations.    During the three and six months ended June 30, 2001, we recorded income from discontinued operations of $739,000 and $158,000, respectively. The discontinued operations represent the diabetes related segments of the entities that we acquired through the split-off from IMT that were then immediately transferred back to IMT on November 21, 2001. See Note 1 of the accompanying "Notes to Consolidated Financial Statements".

        Extraordinary Gain.    During the first quarter of 2002, we recorded a net extraordinary gain of $8.5 million related to the early retirement of our subordinated promissory notes and the repurchase of the beneficial conversion feature associated with these subordinated promissory notes. See Note 8 of the accompanying "Notes to Consolidated Financial Statements". There were no extraordinary items in the second quarter of 2002 or the comparative periods in 2001.

        Cumulative Effect of a Change in Accounting Principle.    On January 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires annual independent appraisals to be obtained for all reporting units, as defined in the statement, with values recorded for goodwill. Based on the results of an independent appraisal obtained on the nutritional supplements business that we acquired in 1997, we recorded an impairment charge of $12.1 million to write-off the carrying value of the goodwill related to that business during the first quarter of 2002. This impairment charge was recorded as a cumulative effect of a change in accounting principle. See Note 6 of the accompanying "Notes to Consolidated Financial Statements".

There were no other charges due to a change in accounting principle in the second quarter of 2002 or the comparative periods in 2001.

        Net (Loss) Income.    Net loss for the three months ended June 30, 2002 was $2.7 million as compared to net income of $891,000 for the three months ended June 30, 2001. The basic and diluted net loss per common share for the three months ended June 30, 2002 was $0.58 compared to a basic and diluted income per common share of $0.14 for the three months ended June 30, 2001. Net loss for the six months ended June 30, 2002 was $34.1 million as compared to net income of $1.0 million for the six months ended June 30, 2001. The basic and diluted net loss per common share for the six months ended June 30, 2002 was $4.87 compared to a basic and diluted income per common share of $0.16 for the six months ended June 30, 2001. See Note 10 of the accompanying "Notes to Consolidated Financial Statements" for the calculation of earnings per share. Additionally, net loss for the six months ended June 30, 2002 includes a restatement of $881,000, or $0.11 per basic and diluted common share, as a result of an increase in reported losses for the first quarter of 2002 to reflect an adjustment to purchase accounting in connection with our acquisition of the Unipath business, as described above.

Liquidity and Capital Resources

        As of June 30, 2002, we had cash and cash equivalents of $57.1 million, a $5.1 million increase from December 31, 2001. We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities, as well as contributions from IMT and affiliated companies of IMT through November 2001. We used $6.9 million in cash for our operating activities during the six months ended June 30, 2002, which was due to a net decrease in accounts payable and accrued expenses of $4.0 million and increases in accounts receivable and inventory totaling $3.7 million, offset by a decrease in other current assets of $1.0 million. Net loss adjusted for noncash items was $153,000 for the six months ended June 30, 2002. During the six months ended June 30, 2002, we used cash of $14.6 million for our investing activities, of which $8.1 million was used for the acquisition of IVC, $4.6 million was used for restructuring costs and additional acquisition costs related to the Unipath business, and $1.9 million was used for capital expenditure purposes. During the six months ended June 30, 2002, we generated cash of $24.3 million from financing activities, which primarily resulted from our May 2002 follow-on public offering which raised $34.3 million, net of underwriter's discounts and commissions and other offering costs, and our issuance of preferred stock for $20.6 million to private investors in March 2002. Partially offsetting the proceeds received from the issuance of these equity securities were principal prepayments and repayments of $20.0 million on subordinated promissory notes in March 2002 and $11.7 million on the term loans with The Royal Bank of Scotland plc. Working capital was $53.5 million as of June 30, 2002 compared to $21.0 million as of December 31, 2001.

        On August 7, 2002, we entered into a definitive agreement with MedPointe, Inc. to acquire its Wampole Laboratories unit which develops and distributes point-of-care medical diagnostic products in the United States. Under the terms of the agreement, we will pay approximately $70.0 million in cash for Wampole, of which a non-refundable deposit of $1.0 million has already been paid. We intend to pay the remainder of the purchase price using a combination of existing cash and additional senior and subordinated debt, which may include convertible features and warrants to purchase shares of common stock. The transaction is also subject to customary closing conditions including review and clearance by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act. If we are unable to consummate the Wampole acquisition by October 31, 2002, for any reason other than misconduct on the part of MedPointe we will forfeit the $1.0 million nonrefundable deposit paid to MedPointe.

        On March 19, 2002, we acquired IVC, a manufacturer and distributor of vitamins and other nutritional supplements. We intend to consolidate our vitamin and nutritional supplement manufacturing at IVC and discontinue most of our outsourced manufacturing arrangements. The aggregate purchase price of IVC was approximately $27.2 million, which consisted of $5.6 million in cash representing $2.50 for each outstanding share of IVC's common stock, fully-vested stock options to purchase an aggregate of 115,744 shares of our common stock with an aggregate fair value of $1.3 million, approximately $1.5 million in estimated costs to exit certain activities of IVC, primarily severance costs, $17.4 million in assumed debt, including capital leases, and approximately $1.4 million in estimated direct acquisition costs. The acquisition was funded by our existing cash. As of June 30, 2002, IVC had a total outstanding debt balance of $18.5 million, of which $12.1 million related to a credit agreement with Congress Financial Corporation ("Congress"), a subsidiary of First Union Corporation, and $6.4 million related to various notes payable and capital leases. Under the credit agreement with Congress, as amended, IVC can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to borrowing base limitations, as defined in the agreement. The loans with Congress mature on October 16, 2003. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.50% above the bank's prime rate or, at IVC's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. The notes are collateralized by substantially all of IVC's assets. The credit agreement with Congress requires IVC to maintain minimum tangible net worth and contains various restrictions customary in such financial arrangement, including limitations on the payment of cash dividends. IVC's other notes payable and capital leases mature on various dates through July 2008.

        On March 6, 2002, we prepaid our then outstanding subordinated promissory notes ("Subordinated Notes") having an aggregate principal amount of $20,000,000 and related accrued interest of $568,000 using the proceeds from the issuance of series A redeemable convertible preferred stock ("Series A Preferred Stock"). The original maturity date of the Subordinated Notes was April 1, 2002, with an extension option, and interest accrued at 12% per annum, or 18% if and when maturity date was extended. The Subordinated Notes were convertible into shares of our Series A Preferred Stock at the option of the holder.

        On December 20, 2001, one of our wholly-owned subsidiaries entered into a series of credit agreements (the "RBS Credit Agreements") with The Royal Bank of Scotland plc and related entities for credit facilities in the original aggregate amount of $70.0 million, which were subsequently amended. The RBS Credit Agreements consisted of various term loans aggregating $62.5 million, of which $10.0 million were denominated in Japanese Yen, and a $2.5 million multicurrency revolving line of credit, as amended. The proceeds of the term loans were used to finance a portion of the cash used to acquire the Unipath business. In March 2002, in connection with an amendment to the RBS Credit Agreements, we elected to make a $10.0 million principal prepayment on the senior term loans. During the six months ended June 30, 2002, we also made a schedule principal repayment of $1.7 million. The total outstanding loan balance under the RBS Credit Agreements as of June 30, 2002 was $51.8 million, including capitalized interest, as discussed below. The revolving line of credit is designated for use to cover certain of our liabilities and future foreign exchange contracts. As of June 30, 2002, there were no outstanding borrowings against the revolving line of credit. We and certain of our subsidiaries are the guarantors of all obligations due under the RBS Credit Agreements. Borrowings under the RBS Credit Agreements are secured by the stock of our European subsidiaries, our intellectual property rights and the assets of our business in the United States, excluding those assets of IVC. We must make mandatory prepayments on the loans under the RBS Credit Agreements if we meet certain cash flow thresholds, collect insurance proceeds in excess of certain thresholds, receive payments and sell assets not in the ordinary course of our business or upon a sale or change of control of our company. The per annum interest rate on the loans is the London Interbank Offered Rate ("LIBOR") plus a spread from 1.50% to 3.50% (and an additional 2.00% in case of default), depending on the type of loan (senior or junior) and the interest period. On the loans in which the spread may vary, the spread depends on the ratio of our total debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). Interest at 4.00% per annum is capitalized on the junior loan which, including such capitalized interest, had a principal balance of $10.2 million at June 30, 2002. Capitalized interest may be paid upon agreement with the lender of our senior debt. The amount of capitalized interest as of June 30, 2002, was $212,000. In February 2002, we entered into an interest rate swap agreement with the bank, which applies to $34.8 to $41.7 million of the term loans that are denominated in U.S. Dollars, depending upon the interest period, and protects both parties against fluctuations in the LIBOR rate. Under the interest rate swap agreement, the LIBOR rate is set at a minimum of 3.36% and a maximum of 5.00%. Through June 30, 2002, the LIBOR rate under the interest rate swap agreement is set at 3.36%. Under the RBS Credit Agreements, as amended effective June 30, 2002, we must comply with various financial and nonfinancial covenants starting in the third quarter of 2002. The primary financial covenants pertain to, among other things, interest coverage, cash flow coverage, leverage and EBITDA. Failure to comply with these covenants may have a material adverse impact on our financial condition.

        During 1999, our subsidiary CDIL financed the purchase of one of the buildings that houses its manufacturing activities through a mortgage loan (the "CDIL Mortgage") with the seller. The outstanding balance of the CDIL Mortgage was $200,000 as of June 30, 2002. The CDIL Mortgage bears interest at 6% and is payable semiannually through 2003.

        Our subsidiary Orgenics had bank debt balances totaling $126,000 as of June 30, 2002. Orgenics' bank debt is collaterized by certain of Orgenics' assets. The notes bear interest at various rates ranging from 3.43% to 4.25% and are payable on various dates through 2003.

        In May 2002, we sold an aggregate of 1.6 million shares of our common stock in a follow-on public offering (the "Offering"). Total net proceeds from the Offering were approximately $34.3 million after deducting underwriter's commissions and other offering costs totaling $2.5 million.

        In March 2002, we sold to private investors 531,913 shares of our Series A Preferred Stock at $39.01 per share for gross proceeds of $20.75 million for purposes of prepaying the $20.0 million Subordinated Notes and related accrued interest. The terms of these shares of Series A Preferred Stock are the same as those shares issued in December 2001. Each share of Series A Preferred Stock accrues dividends on a quarterly basis at $2.10 per annum, but only on those days when the closing price of our company's common stock is less than $15. As our company's stock price did not close below $15 following the issuance of the Series A Preferred Stock, no dividends have been recorded through June 30, 2002. Dividends accrued are payable only if declared by the board of directors. Until December 31, 2003, accrued dividends, if any, must be paid in our company's common stock. The number of shares of common stock to be issued in payment of any accrued dividends is equal to such number as is determined by dividing the aggregate amount of the accrued dividend then payable by the greater of (i) $15 and (ii) the average market price during the 30 trading day period immediately preceding the date such dividend is declared. Thereafter, we have the option to pay dividends in cash or common stock. The number of shares of common stock to be issued upon any voluntary conversion of one share of Series A Preferred Stock is equal to such number as is determined by dividing $30 by the conversion price in effect at the time of conversion. The conversion price was initially $15 and is subject to adjustment. The effective purchase price for the shares of common stock underlying the Series A Preferred Stock issued in March 2002 represented a $2.70 (or 12%) discount to the fair value of our common stock on the issuance date. Starting on December 20, 2003, we may convert the Series A Preferred Stock into common stock in the event that the average closing price of our common stock exceeds $20 for any consecutive 30 trading day period. The Series A Preferred Stock may be redeemed upon a vote by the holders of at least two-thirds of the outstanding Series A Preferred Stock on or after June 30, 2011. The redemption price per share of Series A Preferred Stock will be equal to $30 plus a premium calculated at 5% per annum from the date of issuance.

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

        Based on outstanding debt and other commitments as of June 30, 2002, we will be required to use approximately $12.0 million in cash over the next 12 months to meet debt maturities (approximately $6.3 million), minimum lease payments (approximately $3.9 million) and capital expenditure commitments (approximately $1.8 million). Based upon our current operating plans and business conditions, subject to our pending acquisition of Wampole and the financing necessary to complete the acquisition, each of which is described below, as well as to the costs associated with integrating the Wampole business and developing additional products utilizing Wampole's intellectual property portfolio, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our current outstanding debt and other commitments, for at least the next 12 months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to expand our research and development efforts related to the substantial intellectual property portfolio which we acquired in our acquisition of the Unipath business and which we may acquire in the event we complete our acquisition of Wampole. We may also choose to further expand our research and development of, and may pursue the acquisition of, new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. If we decide to pursue such activities or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed, or, if available, may not be on acceptable terms, which could have a negative effect on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

        On August 7, 2002, we entered into an agreement to acquire Wampole for $70.0 million. We have already funded $1.0 million of the purchase price with a non-refundable deposit. We currently intend to fund the remainder of the purchase price using a combination of existing cash and additional senior and subordinated debt, which may include convertible features and warrants to purchase shares of our common stock. Our cash position following the completion of our acquisition of Wampole will be based significantly on the amount of additional borrowings that we elect to pursue to finance the acquisition and the subsequent integration of Wampole into our business and the amount of funds that we are ultimately able to generate from any such new financing transaction. If we are unable to obtain the necessary additional financing on terms acceptable to us, we may be unable to consummate the Wampole acquisition and we could be subject to damages for breach of contract. Alternatively, we may have to accept financing under terms and conditions that are not favorable to us in order to meet our obligations under our agreement with MedPointe.

Critical Accounting Policies

        The consolidated financial statements included in this quarterly report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The accounting policies discussed below are considered by our management to be critical to an understanding of our financial statements because their application depends on management's judgment, with financial reporting results relying on estimations and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the "Notes to Consolidated Financial Statements" included in our annual report on Form 10K, as amended, for the year ended

December 31, 2001 include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Revenue Recognition

        We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 and its related amendments (collectively, "SAB No. 101"). SAB No. 101 requires that four basic criteria be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collection is reasonably assured.

        The majority of our revenues are derived from product sales. We recognize revenue upon product shipment to third-party customers, at which time title is transferred, less a reserve for estimated product returns and allowances. Determination of the reserve for estimated product returns and allowances is based on our management's analyses and judgments regarding certain conditions, as discussed below in the critical accounting policy "Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts." Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be adversely affected.

        Since the acquisition of the Unipath business in late December 2001, we also receive license and royalty revenue from agreements with third-parties licensees. Revenue from fixed fee license and royalty agreements are recognized on a straight-line basis over the obligation period of the related license agreements. License and royalty fees that are calculated based on the licensees' sales are recognized upon receipt of the license or royalty payments because we would not be able to determine such fees until such time.

Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts

        Sales arrangements with customers for our products generally require us to accept product returns. From time to time, we also enter into sales incentive arrangements with our customers, which generally reduce the sale prices of our products. Against product revenue recognized in any reporting period, we must establish allowances for potential future product returns and claims resulting from our sales incentive arrangements. Calculation of these allowances requires significant judgments and estimates. When evaluating the adequacy of the sales returns and other allowances, our management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products. Material differences in the amount and timing of our product revenue for any reporting period may result if changes in conditions arise that would require management to make different judgments or utilize different estimates. Our provision for sales returns and other allowances related to sales incentive arrangements amounted to approximately $12.3 million and $20.0 million for the three and six months ended June 30, 2002, respectively.

        Similarly, our management must make estimates of the uncollectibility of our accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our accounts receivable balance was $29.6 million, net of an allowance for doubtful accounts of $1.3 million as of June 30, 2002.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

        Our long-lived assets include property, plant and equipment, goodwill and other intangible assets. As of June 30, 2002, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $43.7 million, $73.6 million and $61.0 million, respectively. For purposes of determining whether there are any impairment losses, our management has historically examined the carrying value of our identifiable long-lived tangible and intangible assets and goodwill when indicators of impairment are present. Effective January 1, 2002, SFAS No. 142 requires that independent impairment reviews be obtained on the carrying values of all goodwill on an annual basis. For all long-lived tangible and intangible assets and goodwill, if an impairment loss is identified based on the fair value of the asset, such loss would be charged to expense in the period we identify the impairment.

  Valuation of Goodwill

        As of January 1, 2002, we adopted SFAS No. 142 and obtained an independent review on the carrying value of our existing goodwill in accordance with this statement which provides specific guidance for determining and measuring impairment of goodwill. Based upon the results of the review, we recorded an impairment charge of $12.1 million, representing the remaining goodwill related to our reporting unit that comprises the nutritional supplement lines we acquired in 1997. This amount represented the excess of the carrying value over the fair value of such asset. The fair value was determined using a combination of the income approach and the market approach of valuing a business. The income approach valued the business by discounting projected future cash flows and the market approach valued the security underlying the business by comparing it to those of similar businesses. The most significant facts and circumstances that led to the conclusion of this impairment were (a) future cash flows from these nutritional supplement lines are expected to be reduced, (b) selling, general and administrative expenses relating to these nutritional supplement lines are forecasted to increase as a percentage of sales, and (c) this nutritional supplements business is experiencing a larger percentage decline in revenues than most of the comparable businesses of other companies. Because future cash flows and operating results used in the independent review are based on management's projections and assumptions, future events can cause actual results to differ from those projections. In such event, the full impairment charge of $12.1 million taken during the first quarter of 2002 may not be justified.

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

        Because the independent appraisal of the fair value of the reporting unit underlying our nutritional supplements business indicated an impairment of goodwill related to that reporting unit, as discussed above, we proceeded to also obtain an independent impairment review of the carrying value assigned to related trademarks and brand names. The results of this review also indicated an impairment of the carrying value of such trademarks and brand names because the full carrying amount of these intangible assets was not expected to be recoverable and exceeded its fair value. The full carrying amount of these intangible assets was not recoverable because it exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of these assets. The fair value of these intangible assets was determined using a combination of the discounted cash flow approach and the relief from royalty approach, the latter of which valued the brand names as if they were licensed from a third party. Based on these results, we recorded another impairment charge of $12.7 million to write-off a portion of the carrying value of these trademarks and brand names during the first quarter of 2002. The remaining carrying value of these intangible assets was $4.2 million at June 30, 2002, which is being amortized over the assets remaining useful lives of 20 years. The impairment was measured partly based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Although we believe that the remaining carrying value of our long-lived tangible and intangible assets were realizable as of June 30, 2002, future events could cause us to conclude otherwise.

Accounting for Income Taxes

        As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals and lives assigned to long-lived and intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within our tax provision.

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

Legal Contingencies

        Because of the nature of our business, we may from time to time be subject to consumer product claims or various other lawsuits arising in the ordinary course of our business and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other commercial claims. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can result in counterclaims against us. We are currently involved in certain legal proceedings, as discussed in "Part II, Item 1. Legal Proceedings" in this quarterly report on Form 10-Q. We do not accrue for potential losses on legal proceedings where our company is the defendant when we are not able to quantify our potential liability, if any, due to uncertainty as to the nature, extent and validity of the claims against us, uncertainty as to the nature and extent of the damages or other relief sought by the plaintiff and the complexity of the issues involved. Our potential liability, if any, in a particular case may become quantifiable as the case progresses, which will require us to begin accruing for the expected loss.

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

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, which addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. Effective January 1, 2002, all existing acquired goodwill and other intangible assets with indefinite lives are no longer amortized to expense, with early adoption required for all goodwill and other intangible assets with indefinite lives acquired subsequent to June 30, 2001. The statement also provides specific guidance for determining and measuring impairment of all goodwill and other intangible assets. We recorded goodwill amortization of approximately $151,000 and $302,000 for the three and six months ended June 30, 2001, respectively. At June 30, 2002, the total amount of goodwill and other intangible assets with indefinite lives affected by this statement was $99.3 million, which was all acquired subsequent to June 30, 2001. Also, upon the adoption of SFAS No. 142, we recorded a goodwill impairment charge of $12.1 million during the first quarter of 2002. See Note 6 of the accompanying "Notes to Consolidated Financial Statements".

        In August 2001, the FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. The changes in this statement require that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broaden the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also provides guidance for determining and measuring impairment of long-lived and intangible assets, which do not materially differ from previous guidance. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early adoption encouraged. The provisions of this statement generally are to be applied prospectively. During the first quarter of 2002, we recorded an impairment charge to our carrying value of certain trademarks and brand names of $12.7 million in accordance with SFAS No. 144. See Note 6 of the accompanying "Notes to Consolidated Financial Statements".

        In November 2001, the EITF issued EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF Issue No. 01-9 establishes accounting and reporting standards for vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer. We offer certain sales incentives that fall within the scope of EITF Issue No. 01-9, such as free goods, slotting fees and cooperative advertising, to some of our customers. We adopted the provisions of this consensus in 2002, the effect of which was a net reclassification of $612,000 and $953,000 from sales and marketing expenses and cost of sales to net product sales during the three and six months ended June 30, 2001, respectively, for comparative purposes.

Certain Factors Affecting Future Results

        There are various risks, including those described below, which may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors, as well as the risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission, in connection with your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements on pages 1 and 46 of this report.

Risks Related to the Split-Off

        On November 21, 2001, we were split-off from IMT and became an independent, publicly owned company as part of a transaction by which IMT was acquired by Johnson & Johnson. Prior to that time, we had been a majority owned subsidiary of IMT, and the businesses that we acquired in connection with the restructuring that preceded the split-off represented approximately 20% of IMT's net product sales during the calendar quarter concluded immediately prior to the split-off. We continue to face a unique set of challenges and risks arising out of the split-off.

Our businesses will face challenges as part of a stand-alone company that we did not experience as part of IMT.

        As an independent, publicly owned company, we now face new issues and challenges that we did not experience when we were part of IMT. Examples of potential issues include:

  •
  our inability to rely on the long-term financial strength of IMT;

  •
  our inability to rely on the earnings, cash flow, assets and goodwill of IMT's diabetes business;

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

        The historical financial information relating to the three and six months ended June 30, 2001 included in this quarterly report on Form 10-Q reports on time periods prior to the split-off and reflects the operating history of our businesses when they were a part of IMT. As a result, the financial information may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during those periods. This financial information also may not reflect what our results of operations, financial position and cash flows will be in the future. This is not only related to the various risks associated with the fact that we have not been a stand-alone company for a long period of time, but also because:

  •
  various adjustments and allocations were made to the financial statements for the three and six months ended June 30, 2001 because IMT did not account for us as a single stand-alone business for that period presented; and

  •
  the information does not reflect many significant changes that occurred in our financial condition, capital structure and operations as a result of our separation from IMT.

        The adjustments and allocations we made in preparing our financial information for the three and six months ended June 30, 2001 may not appropriately reflect our operations during those periods as if we had operated as a stand-alone company.

The change of some personnel in our company in conjunction with the split-off may impact our business.

        Some of IMT's personnel became our initial employees, while others did not. In particular, certain significant employees of IMT who were engaged primarily in the diabetes care products business remained with that business. In addition, some members of IMT's management who worked substantially for IMT's diabetes care products business became our employees. Finally, some IMT personnel who provided services beneficial to our businesses through their work in IMT's accounting, sales, marketing, operations, quality assurance, regulatory compliance and other areas did not become part of our company after the split-off or, in certain cases, their services may only be available to us on a transitional basis for a short period of time. The loss of certain significant employees, the transition of personnel from IMT's diabetes business to our company and the loss of other IMT personnel who will not become our employees may impact or disrupt our sales and marketing activities, our research and development efforts or our administrative functions.

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

Risks Related to Our Pending Acquisition of Wampole Laboratories

        On August 7, 2002, we entered into a definitive agreement with MedPointe to acquire its Wampole Laboratories Unit which develops and distributes point-of-care medical diagnostic products in the

United States. There are a number of risks associated with this pending acquisition including the following:

Our pending acquisition of the Wampole business may not be completed successfully, be profitable or be successfully integrated and may result in significant charges against earnings.

        On August 7, 2002, we entered into an Agreement with MedPointe, a Delaware corporation, to acquire MedPointe's Wampole Laboratories Division. Under the terms of that agreement, we will acquire Wampole for a purchase price of $70.0 million of which a non-refundable deposit of $1.0 million has already been paid. We intend to pay the remainder of the purchase price using a combination of existing cash and additional senior and subordinated debt, which may include convertible features and warrants to purchase shares of common stock. If we are unable to obtain the necessary additional financing on terms acceptable to us, we may be unable to consummate the Wampole acquisition and we could be subject to damages for breach of contract. Alternatively, we may have to accept financing under terms and conditions that are not favorable to us in order to meet our obligations under our agreement with MedPointe. The transaction is also subject to customary closing conditions including review and clearance by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act. If we are unable to consummate the Wampole acquisition by October 31, 2002, for any reason other than misconduct on the part of MedPointe, we will forfeit the $1.0 million nonrefundable deposit paid to MedPointe.

        If we do complete our acquisition of Wampole, the value of the Wampole business to us may not be greater than its purchase price. Further, we may experience difficulties integrating the Wampole business and cannot guarantee that we will realize any of the benefits or strategic objectives we are seeking to obtain by acquiring Wampole. In connection with accounting for the Wampole acquisition, we may record a significant amount of intangible assets. Under Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our results of operations in future periods.

We may be unable to maintain relationships with Wampole's current manufacturers, suppliers and customers.

        Wampole relies on third parties to manufacture the products that it distributes to its many customers. While it is a condition to closing that, where necessary, MedPointe (which currently owns Wampole) must obtain consents to assignment from Wampole's significant third party suppliers, we cannot guarantee that all such third party consents will be obtained. In addition, in many cases Wampole's customers purchase through purchase orders and commitments or obligations to make future purchases do not exist. If we complete the Wampole acquisition, where contracts are not present, or where consents to assignment have not been obtained, we cannot guarantee that we can maintain Wampole's existing business relationships. Failure to maintain relationships with Wampole's key suppliers, manufacturers or customers could result in delays in shipping products and significant lost revenues.

Risks Related to our Business

Our business has substantial indebtedness which could result in adverse consequences for us.

        As of June 30, 2002, we had approximately $70.6 million of outstanding indebtedness under our credit facilities and other debt-related instruments. Our substantial level of debt affects our future operations in several important ways, including the following:

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

        Furthermore, there can be no assurance that our cash flow from operations and capital resources will be sufficient to pay our indebtedness. If our cash flow and capital resources prove inadequate, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt or seek additional equity capital.

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

        As of June 30, 2002, we had approximately $64.0 million of outstanding indebtedness under our various credit facilities, substantially all of which were owed to The Royal Bank of Scotland plc and related entities and Congress Financial Corporation, IVC's lender. The agreements governing these various credit facilities subject us to various financial and other covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to interest coverage, cash flow coverage, leverage and EBITDA, and tangible net worth. If we violate any of these covenants, there may be a material adverse effect on us. Most notably, our outstanding debt under one or more of our credit facilities could become immediately due and our ability to borrow additional funds in the future may be limited. Additionally, under the terms of our credit facilities with The Royal Bank of Scotland plc and related entities, if either Ron Zwanziger or David Scott ceases to be a member of our board of directors, the full amount of our indebtedness under these credit facilities will accelerate.

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

        On December 20, 2001, we acquired the Unipath business from Unilever and certain affiliated entities. On March 19, 2002, we acquired IVC. The value of the Unipath business and IVC to us may not be greater than or equal to their purchase prices. Further, we cannot guarantee that we will realize any of the benefits or strategic objectives we are seeking to obtain by acquiring the Unipath business or IVC. In connection with accounting for the acquisition of the Unipath business, we have recorded a significant amount of intangible assets. Under SFAS No. 142, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our results of operations in future periods. In addition, in connection with the acquisition of the Unipath business, the portion of the purchase price allocated to in-process research and development projects that had not reached technological feasibility was charged to expense during the fourth quarter of 2001. To bring these projects to technological feasibility, high-risk development and testing issues will need to be resolved that will require substantial additional effort and expense.

We could experience significant manufacturing delays, disruptions to our ongoing research and development and increased production costs if Unilever is unable to successfully assign or sublease to us the lease for the primary operating facility of the Unipath business which is located in Bedford, England.

        The primary operating facility of the Unipath business that we acquired from Unilever is located in Bedford, England. The Bedford facility is a multi-purpose facility that is registered with the United States Food and Drug Administration ("FDA"), contains state-of-the-art research laboratories and is equipped with specialized manufacturing equipment. This facility currently provides the manufacturing for the Unipath business that we recently acquired, serves as our research and development center and serves as the administrative center for our European operations. We are currently using the Bedford facility pursuant to an agreement with Unilever entered into in connection with our acquisition of the Unipath business. Unilever currently leases this facility from a third party landlord. Pursuant to the terms of Unilever's lease, however, Unilever is not permitted to assign the lease or sublet the Bedford facility without obtaining the prior written consent of the landlord (which consent may not be unreasonably withheld). The landlord has recently indicated that it will not consent to an assignment of the lease to us but will consider a sublease. The terms of our acquisition of the Unipath business obligate Unilever to use reasonable endeavors to obtain the landlord's consent to assignment or to a sublease of the facility and, if necessary, to pursue the assignment or sublease through the courts. There are no assurances that Unilever will be successful in obtaining the landlord's consent to assignment of the lease to us or to a sublease to us. If Unilever is unable to successfully acquire such consent or otherwise enable us to realize the benefit of its lease of the Bedford facility, we may be forced to renegotiate a lease of the Bedford facility on substantially less favorable terms or seek alternative means of producing our products, conducting our research and housing our European administrative staff. In either case, we may experience manufacturing delays and disruptions to our ongoing research and development while we are resolving these issues and increased production costs in the future. Additionally, there are no assurances that we will be able to renegotiate a lease for the Bedford facility on terms that are acceptable to us or find an acceptable replacement for this facility. Any one or more of these events may have a material adverse effect on us.

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

  •
  use of significant amounts of cash;

  •
  the incurrence of debt;

  •
  the assumption of liabilities;

  •
  unfavorable financing terms;

  •
  large one-time expenses; and

  •
  the creation of certain intangible assets, including goodwill, the write-down of which may result in significant charges to earnings.

        Any of these factors could materially harm our business or our operating results.

Manufacturing problems or delays could severely affect our business.

        We produce our consumer products in our manufacturing facilities located in New Jersey, Bedford, England and Galway, Ireland and our clinical diagnostic tests in our manufacturing facilities located in Bedford and Yavne, Israel. Our production processes are complex and require specialized and expensive equipment. Replacement parts for our specialized equipment can be expensive and, in some cases, can require lead times of up to a year to acquire. We also rely on third parties to supply production materials and in some cases there may not be alternative sources immediately available. In addition, until we are able to consolidate manufacturing of our vitamins and nutritional supplements in our New Jersey manufacturing facilities, we will continue to rely, in part, upon third parties to manufacture these products. Any event impacting these facilities, our manufacturing systems or equipment, or our contract manufacturers or suppliers could delay or suspend shipments of products, or could result in the delivery of inferior products. Our revenues from the affected products would decline until such time as we were able to restore our production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

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

        New technologies have made it possible to directly identify the presence of disease rather than detecting the presence of antibodies produced through an immune response. The trend of the overall market currently favors direct detection over antibody detection. Virus detection through nucleic acid testing, or NAT, is already mandatory for hepatitis C virus and other markers in France, Australia and certain other developed nations. We believe that the threat from direct detection technology in our core market of small and medium sized decentralized laboratories, small blood banks, physicians and other point of care facilities, particularly in underdeveloped nations, is several years away. However, this trend poses a risk to our core clinical diagnostics business in the long term.

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

        Our wholly-owned subsidiary, Orgenics Ltd., which develops, manufactures and sells certain of our clinical diagnostic products, is incorporated under the laws of the State of Israel. The administrative offices and development and manufacturing operations of our Orgenics business are located in Yavne, Israel. Although most of Orgenics' sales currently are to customers outside of Israel, political, economic and military conditions in Israel could nevertheless directly affect its operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite its history of avoiding adverse effects, our Orgenics business could be adversely affected by any major hostilities involving Israel, including the current armed conflict with the Palestinian authority.

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

        Currently, we have initiated a number of lawsuits against competitors who we believe to be selling products that infringe our proprietary rights. These current lawsuits and any other lawsuits that we initiate could be expensive, take significant time and divert management's attention from other business concerns. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any of these suits and the damages or other remedies awarded, if any, may not be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, our stock price could decline.

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

        As of June 30, 2002, there were 2,065,407 shares of Series A Preferred Stock outstanding. Pursuant to the terms of the certificate of designation creating the Series A Preferred Stock, upon a liquidation or a deemed liquidation of our company, the holders of the shares of our Series A Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $30 per share of Series A Preferred Stock (or $40.50 per share in certain circumstances), plus the amount of any dividends that have accrued on those shares, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting our Series A Preferred Stock. Dividends accrue on the shares of our Series A Preferred Stock at the rate of up to $2.10 per share per annum based on the percentage of trading days on which the closing market price of our common stock is less than $15.00. As a result of these terms, the holders of our common stock may be disproportionately affected by any reduction in the value of our assets or fluctuations in the market price of our common stock.

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

        Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock. Finally, the board of directors may in the future adopt a shareholder rights plan, which could delay, deter or prevent a change of control.

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

SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. There may be events in the future that we are not able to predict accurately or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We caution investors that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those we discuss in this quarterly report on Form 10-Q. These differences may be the result of various factors, including those factors described in the "Risk Factors" section in this quarterly report and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Some important additional factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:

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

  •
  manufacturing interruptions, delays or capacity constraints or lack of availability of alternative sources for components for our products, including our ability to successfully maintain relationships with suppliers of Wampole, which we have agreed to acquire, or to put in place alternative suppliers on terms that are acceptable to us;

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

  •
  the impact of business combinations, including acquisitions and divestitures, such as our pending acquisition of Wampole, and organizational restructuring consistent with evolving business strategies;

  •
  our ability to satisfy the financial covenants and other conditions contained in our credit facilities;

  •
  our ability to obtain required financing on terms that are acceptable to us, including the financing necessary to complete our pending acquisition of Wampole; and

  •
  the issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board or the Securities and Exchange Commission.

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

        Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of 18 months and an average maturity of our portfolio that should not exceed 6 months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At June 30, 2002, our short-term investments approximated market value.

        In December 2001, we entered into a series of credit agreements (the "RBS Credit Agreements") with The Royal Bank of Scotland plc and related entities for credit facilities in the original aggregate amount of $70 million, which were subsequently amended. The RBS Credit Agreements consisted of various term loans aggregating $62.5 million, of which $10 million were denominated in Japanese Yen, and a $2.5 million multicurrency revolving line of credit, as amended. To date, we have not utilized the revolving line of credit. The aggregate outstanding loan balance under the RBS Credit Agreements as of June 30, 2002 was $51.8 million, which includes capitalized interest of approximately $212,000 and an unrealized foreign exchange loss of approximately $693,000 on the Japanese Yen denominated portion of the outstanding loans resulting from a change in the United States Dollar-to-Japanese Yen exchange rate. The term loans and revolving line of credit allow us to borrow at the London Interbank Offered Rate ("LIBOR") plus a spread from 1.5% to 3.5% (and an additional 2% in case of default), depending on the type of loan (senior or junior) and the interest period. On the loans in which the spread may vary, the spread depends on the ratio of our total debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). In February 2002, we entered into an interest rate swap agreement with the bank, as required by the RBS Credit Agreements, which will protect both our company and the bank from interest rate fluctuations. Under the interest rate swap agreement, the LIBOR rate is set at a minimum of 3.36% and a maximum of 5% and applies to $34.8 to $41.7 million of the term loans denominated in United States Dollars, depending upon the interest period. This interest rate swap agreement is effective for the period from February 25, 2002 to December 31, 2004.

Had there not been an interest rate swap agreement in place as of June 30, 2002, the LIBOR applicable to the term loans denominated in United States Dollars would have been 1.84%. The LIBOR applicable to the term loan denominated in Japanese Yen was 0.05% at June 30, 2002. If the LIBOR rate increases one percentage point, as compared to the rate at June 30, 2002, taking into consideration the terms of the interest rate swap agreement, we estimate an increase in our interest expense of approximately $111,000 over the next twelve months. If the LIBOR rate increases two percentage points, as compared to the rate at June 30, 2002, taking into consideration the terms of the interest rate swap agreement, we estimate an increase in our interest expense of approximately $560,000 over the next twelve months.

        Our recently acquired subsidiary, IVC, has a credit agreement with Congress Financial Corporation ("Congress"), a subsidiary of First Union Corporation. Under the credit agreement with Congress, IVC can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to borrowing base limitations, as defined in the agreement. The loans with Congress mature on October 16, 2003. As of June 30, 2002, total borrowings outstanding under the credit agreement with Congress were $12.1 million. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.5% above the bank's prime rate or, at IVC's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. As of June 30, 2002, the interest rate on $5.2 million of the outstanding borrowings was at the Adjusted Eurodollar Rate of 1.35% plus the spread of 3.75% and the interest rate on the remaining $6.9 million of the outstanding borrowings was at the prime rate of 4.75% plus the spread of 1.5%. If both the Adjusted Eurodollar Rate and the prime rate increase one percentage point, as compared to the respective rates at June 30, 2002, we estimate an increase in IVC's interest expense of approximately $112,000 over the next twelve months. If both the Adjusted Eurodollar Rate and the prime rate increase two percentage points, as compared to the respective rates at June 30, 2002, we estimate an increase in IVC's interest expense of approximately $224,000 over the next twelve months.

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates. During the three and six months ended June 30, 2002, the net impact of foreign currency changes was a loss of $1.6 million and $1.4 million, respectively. The significant loss in the three months ended June 30, 2002 resulted from the weakened United States Dollar against the Japanese Yen, in which a portion of our bank debt is denominated, and the Euro, the functional currency of certain of our subsidiaries that has receivables and payables denominated in United States Dollars. Generally, we do not use derivative financial instruments or other financial instruments to hedge such economic exposures. However, if our foreign currency exchange exposure in these transactions continues to be significant, we may decide to use such instruments in the future. In addition, because significant amounts of the revenue and expenses of the Unipath business are denominated in foreign currencies, our Unipath business has historically been utilizing and will continue to utilize foreign exchange forward contracts to minimize exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. Our goal is to utilize foreign exchange forward contracts for recognized receivables and payables and firmly committed cash inflows and outflows, which allow us to reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts are expected to substantially offset losses and gains on the assets, liabilities and transactions to which these contracts relate. Cash inflows and outflows denominated in the same foreign currency are netted on a legal entity basis and the corresponding net cash flow exposure is appropriately hedged. As of June 30, 2002, we did not have outstanding foreign exchange forward contracts.

        As described above, in December 2001 we entered into a series of credit agreements with The Royal Bank of Scotland plc and related entities pursuant to which we borrowed $10.0 million denominated in Japanese Yen (or 1,283 million Japanese Yen). As of June 30, 2002, the outstanding balance of this loan was $10.1 million, which includes principal repayments to-date of $588,000 and an unrealized foreign exchange loss of approximately $693,000 resulting from the weakening dollar-to-yen exchange rate. We have not entered into a foreign exchange forward contract to hedge this loan; however, if we do not expect to collect sufficient payments in yen from our royalty contracts acquired as part of the Unipath business, we may do so in the future. As of June 30, 2002, the dollar-to-yen exchange rate was approximately 119.57. If the dollar-to-yen exchange rate decreased by ten percent, as compared to the rate at June 30, 2002, we estimate that the outstanding principal amount owed by us under this loan would have been higher by approximately $1.1 million on that date. If the dollar-to-yen exchange rate decreased by twenty percent, as compared to the rate at June 30, 2002, we estimate that the outstanding amount owed by us under this loan would have been higher by approximately $2.5 million on that date. If, on the maturity dates over the next twelve months, the dollar-to-yen exchange rate was lower by ten percent, as compared to the rate at June 30, 2002, we would have to pay approximately $131,000 more in principal repayments during that period. If, on the maturity dates over the next twelve months, the dollar-to-yen exchange rate was lower by twenty percent, as compared to the rate at June 30, 2002, we would have to pay approximately $294,000 more in principal repayments during that period.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Abbott Laboratories v. Selfcare, Inc. and Princeton BioMeditech Corporation

        In April 1998, Abbott Laboratories ("Abbott") commenced a lawsuit against Inverness Medical Technology, Inc. ("IMT"), our former parent and formerly known as Selfcare, Inc., and Princeton BioMeditech Corporation ("PBM"), which manufactured certain products for IMT, in an action filed in the United States District Court for the District of Massachusetts ("District Court"), asserting patent infringement arising from IMT's and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of U.S. Patent Nos. 5,073,484 and 5,654,162 (the "Pregnancy Test Patents"), to which Abbott asserts that it is the exclusive licensee. Abbott claims that certain of IMT's products relating to pregnancy detection and ovulation prediction (now our products to the extent they are still sold) infringe the Pregnancy Test Patents. Abbott is seeking an order finding that IMT and PBM infringe the Pregnancy Test Patents, an order permanently enjoining IMT and PBM from infringing the Pregnancy Test Patents, compensatory damages to be determined at trial, treble damages, costs, prejudgment and post-judgment interest on Abbott's compensatory damages, attorneys' fees, and a recall of all of existing products found to infringe the Pregnancy Test Patents. On August 5, 1998, the court denied Abbott's motion for a preliminary injunction. On March 31, 1999, the District Court granted a motion by IMT, PBM and PBM-Selfcare LLC (the "LLC"), a joint venture between PBM and IMT, filed to amend IMT's counterclaim against Abbott, asserting that Abbott is infringing U.S. Patent Nos. 5,559,041 (the "041 patent") and 5,728,587 (the "587 patent"), which are owned by the LLC, and seeking a declaration that Abbott infringes the patents and that IMT is entitled to permanent injunctive relief, money damages and attorneys' fees. On November 5, 1998, Abbott filed suit in the United States District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement, unenforceability and invalidity of the 041 patent and the 587 patent. The Illinois court granted IMT's motion to transfer the aforementioned Illinois action to Massachusetts. IMT and its co-defendant moved for summary judgment on its defense that the Abbott patents are invalid, and on September 29, 2000, the court granted partial summary judgment, holding that certain key claims in Abbott's patents are invalid as a matter of law. The court refused to grant summary judgment on Abbott's claims of infringement or IMT's remaining claims of invalidity. On December 17, 2001, the court denied a motion by Abbott seeking reconsideration of the court's partial summary judgment in favor of IMT and PBM. Abbott renewed this motion on February 15, 2002. The court has not ruled on this motion. No trial date has been set at this time. In connection with our split-off from IMT, we assumed all obligations and liabilities of IMT arising out of this matter. We believe that we have strong defenses against Abbott's claims and we will continue to defend the case vigorously; however, a final ruling against IMT or us could have a material adverse impact on our sales, operations or financial performance.

Becton, Dickinson and Company v. Inverness Medical Technology, Inc.

        On January 3, 2000, Becton, Dickinson and Company ("BD") filed suit against Selfcare, Inc., which became IMT, in the U.S. District Court for the District of Delaware (Case No: 00-001) alleging that certain pregnancy and ovulation products sold by IMT (and now by us) infringe certain BD patents. In connection with our split-off from IMT, we assumed all obligations and liabilities of IMT arising out of this matter. The parties recently settled this litigation. In the settlement, neither party admitted any liability and we obtained a fully paid-up, royalty-free license from BD for an amount which was not material to us.

Intervention, Inc v. Selfcare, Inc. and Companion Cases

        In May 1999, Intervention, Inc., a California corporation, filed separate suits, which were subsequently consolidated, in California Contra Costa County Superior Court against IMT (formerly known as Selfcare, Inc.), four of its private label customers (now our customers) and its major competitors (now our competitors) and their private label customers alleging that, under Section 17200 of the California Business and Professions Code, the defendants' labeling on their home pregnancy tests is misleading as to the level of accuracy under certain conditions. The plaintiff sought restitution of profits on behalf of the general public, injunctive relief and attorneys' fees. Conopco, Inc. ("Conopco"), predecessor to one of our subsidiaries, Unipath Diagnostics, Inc. ("Unipath Diagnostics"), was also a defendant in this litigation. In connection with our split-off from IMT and our acquisition of the Unipath business from Unilever, we assumed the defense of IMT and Unipath Diagnostics and agreed to assume all obligations and liabilities of IMT and Unilever arising out of this matter. More recently the case was split such that Unipath Diagnostics was a defendant in one case and we and our private label customers were defendants in another case. The parties to both cases fully settled all claims as of May 31, 2002 and both cases were subsequently dismissed with prejudice on June 21, 2002. The terms of the settlement require the defendants to make certain disclosures in their packaging and advertising of certain pregnancy test products and our company and Unipath Diagnostics paid a total of $260,250 towards the plaintiff's attorney's fees and costs. No other monetary payment is required.

Persona Litigation

        In April 2001, 69 consumers brought an action in London claiming defects in Unipath's Persona contraceptive device, negligence and breach of contract, all allegedly leading to unwanted pregnancies by the claimants at or prior to 1998. The case is expected to be ready for trial to a judge in the latter half of 2003. We believe that there are substantial defenses to the claims and we intend to vigorously defend this litigation. Formal documentary and other discovery permitted under the law in the United Kingdom has not yet commenced, but is anticipated to be conducted during the second half of 2002 and into 2003. The case is insured, in the aggregate, by Unilever's product liability insurance up to 50 million British Pounds Sterling or more, depending on when the events giving rise to the consumers' suit occurred. As a result, we do not believe that an adverse ruling against us would have a material adverse impact on our sales, operations or financial performance.

Other Pending and Potential Litigation

        Because of the nature of our business, we may be subject at any particular time to consumer product claims or various other lawsuits arising in the ordinary course of our business, including employment matters, and expect that this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other commercial or employment claims. An adverse ruling in such a lawsuit could have a material adverse effect on our sales, operations or financial performance. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and results in counterclaims challenging the validity of our patents and other rights. We are currently a plaintiff in a number of cases filed around the world against competitors who we believe to be selling products that infringe our propriety rights. In particular, on March 7, 2002, we filed suit against Pfizer, Inc. ("Pfizer") in the United States District Court for the District of New Jersey alleging that Pfizer's e.p.t ® brand pregnancy tests infringe Unipath's United States Patent Number 6,352,862 and seeking injunctive relief against further infringement as well as damages. This case compliments two existing infringement cases that we have pending against Pfizer based on other Unipath patents. The defendants have filed counterclaims alleging, among other things, invalidity of the relevant patents.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Set forth below is information regarding unregistered securities issued by our company during the three months ended June 30, 2002.

        On May 7, 2002, we issued 256,344 shares of common stock upon conversion of 128,172 shares of Series A Preferred Stock pursuant to an exemption afforded by Section 3(a)(9) of the Securities Act of 1933, as amended. On May 10, 2002, we issued 333,334 shares of common stock upon conversion of 166,667 shares of Series A Preferred Stock pursuant to an exemption afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of stockholders of our company was held on June 5, 2002. The following items were submitted to a vote of securities holders at the annual meeting:

  (I)
  Ernest A. Carabillo, Jr. and John F. Levy were elected as Class I directors of our company. The other directors whose terms of office continued after the meeting were: Carol R. Goldberg, Robert P. Khederian, David Scott, Peter Townsend, Alfred M. Zeien and Ron Zwanziger.

  (II)
  The proposal to increase the number of shares available for issuance under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (the "2001 Stock Option Plan") from 3,824,081 shares to 4,824,081 shares was authorized and approved.

        The following table summarizes the votes for or against and the number of abstentions and broker non-votes with regard to each matter voted upon:

Class: Common Shares

Matter	For	Against	Abstentions	Broker Non-Votes
Election of:
Mr. Carabillo	6,959,286	0	60,133	0
Mr. Levy	6,930,769	0	88,650	0
Approval of increase in shares available for issuance under the 2001 Stock Option Plan	3,195,497	529,281	38,873	3,255,768

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits:

Exhibit No.	Description
*10.1	Inverness Medical Innovation, Inc. 2001 Employe Stock Purchase Plan German Sub-Plan

*
Filed herewith.

  b. Reports on Form 8-K:

        On April 11, 2002, we filed a Current Report on Form 8-K (Items 5 and 7) for purposes of filing a consent of our independent public accountants to incorporate by reference in the registration statement their report dated March 1, 2002 included in our Form 8-K/A filed on March 5, 2002.

        On April 24, 2002, we filed a Current Report on Form 8-K/A (Item 7) event date March 19, 2002 in connection with our acquisition of IVC. The Current Report on Form 8-K/A included the following financial statements:

  •
  Audited consolidated financial statements of IVC as of July 31, 2001 and 2000 and for each of the three years in the period ended July 31, 2001 and unaudited consolidated financial statements of IVC as of January 31, 2002 and for the six months ended January 31, 2002 and 2000; and

  •
  Unaudited pro forma financial information of our company as of and for the year ended December 31, 2001 giving pro forma effect to our acquisitions of the Unipath business and IVC.

        On May 7, 2002, we filed a Current Report on Form 8-K/A (Item 7) event date December 20, 2001 for purposes of filing an unredacted version of an exhibit previously filed in connection with our acquisition of the Unipath business.

        On May 29, 2002, we filed a Current Report on Form 8-K (Item 5) event date May 28, 2002 in connection with our follow-on public offering of 1.6 million shares of our common stock.

        On June 28, 2002, we filed a Current Report on Form 8-K (Item 4) event date June 28, 2002 in connection with a change in our independent accountants.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: August 14, 2002	/s/ DUANE L. JAMES Duane L. James Vice President of Finance and an authorized officer

QuickLinks

INVERNESS MEDICAL INNOVATIONS, INC. FORM 10-Q For the Quarterly Period Ended June 30, 2002
TABLE OF CONTENTS
  ITEM 1. FINANCIAL STATEMENTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES