Form 10-Q/A
period 2002-03-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2002-08-28
CIK 1145460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

        Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of May 8, 2002 was 9,410,960.

INVERNESS MEDICAL INNOVATIONS, INC.

Explanatory Note

        This Amendment No. 1 to Inverness Medical Innovations, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2002 is being filed in order to restate reported financial results for the three months ended March 31, 2002 to reflect an adjustment to purchase accounting in connection with our acquisition of certain entities and businesses of Unilever plc (the "Unipath businesses"), to reclassify certain sales incentives expenses from sales and marketing expenses to net product sales for all periods presented upon the adoption of Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, and to make certain additions to Note 5 of the Notes to Consolidated Financial Statements, including Note 5(b).

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

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited):
a)	Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001
b)	Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001
c)	Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001
d)	Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Net product sales	$36,540,687	$11,484,788
License and other revenue	706,099	—

Net revenue	37,246,786	11,484,788
Cost of sales	18,240,283	5,980,191

Gross profit	19,006,503	5,504,597

Operating expenses:
Charge related to asset impairment (Note 6)	12,681,581	—
Research and development	3,366,426	298,791
Sales and marketing	9,614,966	1,807,403
General and administrative	6,889,326	1,883,628
Stock-based compensation (Note 7)*	10,144,937	—

Total operating expenses	42,697,236	3,989,822

Operating (loss) income	(23,690,733)	1,514,775
Interest expense, including amortization of original issue discount and beneficial conversion feature	(4,147,960)	(372,524)
Other income (expense), net	530,620	(78,744)

(Loss) income from continuing operations before income taxes	(27,308,073)	1,063,507
Provision for income taxes	506,392	353,769

(Loss) income from continuing operations	(27,814,465)	709,738
Loss from discontinued operations, net of taxes of $226,000	—	(581,203)

(Loss) income before extraordinary item and accounting change	(27,814,465)	128,535
Extraordinary gain (Note 8)	8,505,989	—
Cumulative effect of a change in accounting principle (Note 6)	(12,148,205)	—

Net (loss) income	$(31,456,681)	$128,535

(Loss) income per common share—basic and diluted (Note 10):
(Loss) income from continuing operations	$(4.14)	$0.12

Net (loss) income	$(4.66)	$0.02

Weighted average shares	7,082,000	6,062,000

*
The charge for stock-based compensation for the three months ended March 31, 2002 was classified as general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$22,405,195	$52,023,531
Accounts receivable, net of allowances of $2,686,000 at March 31, 2002 and $2,595,000 at December 31, 2001	27,103,906	21,576,203
Inventory	27,279,085	14,781,990
Deferred income taxes	1,466,786	1,466,786
Prepaid expenses and other current assets	5,089,477	4,973,659

Total current assets	83,344,449	94,822,169
Property, plant and equipment, net	42,575,533	20,526,228
Goodwill, net	72,372,621	85,375,217
Trademarks and other intangible assets, net	61,899,007	75,390,396
Deferred financing costs and other assets, net	3,325,568	2,407,134

Total assets	$263,517,178	$278,521,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,887,247	$20,819,383
Accounts payable	21,876,383	10,264,023
Accrued expenses and other current liabilities	38,188,820	42,716,768

Total current liabilities	66,952,450	73,800,174

Long-term liabilities:
Long-term debt	58,796,813	57,304,834
Deferred income taxes	2,005,309	2,044,019
Other liabilities	3,799,850	3,863,550

Total long-term liabilities	64,601,972	63,212,403

Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized — 2,666,667 shares
Issued — 2,526,913 shares at March 31, 2002 and 1,995,000 shares at December 31, 2001
Outstanding — 2,360,246 shares at March 31, 2002 and 1,995,000 shares at December 31, 2001	61,514,135	51,894,435

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized — 2,333,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized — 50,000,000 shares
Issued and outstanding — 9,126,588 at March 31, 2002 and 8,681,744 shares at December 31, 2001	9,127	8,682
Additional paid-in capital	151,662,720	147,410,812
Notes receivable from stockholders	(14,691,097)	(14,691,097)
Deferred compensation	—	(10,144,937)
Accumulated deficit	(67,622,520)	(34,636,572)
Accumulated other comprehensive income	1,090,391	1,667,244

Total stockholders' equity	70,448,621	89,614,132

Total liabilities and stockholders' equity	$263,517,178	$278,521,144

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Cash Flows from Operating Activities:
Net (loss) income	$(31,456,681)	$128,535
Loss from discontinued operations	—	581,203

Net (loss) income, excluding discontinued operations	(31,456,681)	709,738
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Noncash interest expense related to amortization of original issue discount and beneficial conversion feature	2,722,604	—
Capitalized interest expense	108,940	—
Noncash stock-based compensation expense	10,144,937	—
Noncash extraordinary item	(8,750,663)	—
Noncash charge related to asset impairment and cumulative effect of a change in accounting principle	24,829,786	—
Depreciation and amortization	1,940,089	798,177
Capital contribution from Inverness Medical Technology, Inc. related to income taxes for Inverness Medical, Inc.	—	75,000
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	46,618	186,780
Inventory	(1,440,473)	(457,518)
Prepaid expenses and other current assets	818,631	(289,193)
Accounts payable	4,335,531	(912,732)
Accrued expenses and other current liabilities	(7,989,101)	(30,056)
Due to Inverness Medical Technology, Inc. and affiliates	—	680,705

Net cash (used in) provided by continuing operations	(4,689,782)	760,901

Net cash provided by discontinued operations	—	639,683

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(384,222)	(300,128)
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(8,120,306)	—
Cash paid for purchase of Unipath businesses	(3,354,551)	—
Decrease in other assets	131,126	—

Net cash used in investing activities	(11,727,953)	(300,128)

Cash Flows from Financing Activities:
Cash paid for deferred financing costs	(498,271)	(47,524)
Proceeds from issuance of common and preferred stock	20,863,068	—
Repayments of notes payable	(33,347,372)	(1,760,416)
Contribution from Inverness Medical Technology, Inc.	—	500,045

Net cash used in financing activities	(12,982,575)	(1,307,895)

Foreign exchange effect on cash and cash equivalents	(218,026)	550,312

Net (decrease) increase in cash and cash equivalents	(29,618,336)	342,873
Cash and cash equivalents, beginning of period	52,023,531	3,071,477

Cash and cash equivalents, end of period	$22,405,195	$3,414,350

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,023,515	$232,399

Taxes paid	$346,010	$5,000

Supplemental Disclosure of Noncash Activities:
On March 19, 2002, the Company acquired IVC Industries, Inc. (Note 5) -
Accounts receivable	$5,205,319	$—
Inventory	9,831,608	—
Property, plant and equipment	23,016,267	—
Other assets	1,754,639	—
Accounts payable and accrued expenses	(13,029,818)	—
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(8,120,306)	—

	18,657,709	—
Fair value of assumed and issued fully-vested stock options	(1,298,674)	—

Assumed liabilities	$17,359,035	$—

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

        Pursuant to the Merger Agreement and related agreements, on November 21, 2001, immediately prior to the split-off and merger, Innovations transferred to IMT those entities or businesses that conduct business in the diabetes segment, principally the Can-Am subsidiary of IMI and the diabetes businesses of CDIL and IMB. As a result, Innovations has presented the historical diabetes operations of its subsidiaries as discontinued operations in the accompanying consolidated statements of operations and cash flows for the three months ended March 31, 2001 under Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

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

        Innovations' consolidated statements of operations and cash flows for the three months ended March 31, 2001 also reflect the allocation of IMT's common expenditures. Such allocations have been made in accordance with Staff Accounting Bulletin ("SAB") No. 55, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity.

        The accompanying consolidated statements of operations and cash flows for the three months ended March 31, 2001 reflect substantially all costs of doing business, including those incurred by IMT on Innovations' behalf. Costs that are clearly identifiable as being applicable to an Innovations subsidiary or business have been allocated to Innovations. The most significant costs included in this category include salary and benefits of certain employees and legal and other professional fees. Costs of centralized departments and corporate operations that serve all operations have been allocated, where such allocations would be material, using relevant allocation measures, such as estimated percentage of time worked for salary and benefits of certain executives and employees and square feet occupied for occupancy costs in shared facilities. Corporate costs that clearly relate to businesses or subsidiaries that were retained by IMT or that do not provide any significant direct or indirect benefit to Innovations have not been allocated to Innovations. For the period prior to the split-off and merger, Innovations accounted for income taxes using the separate return method, pursuant to Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. IMT has historically charged interest on loans made to its subsidiaries. Accordingly, Innovations' consolidated statement of operations for the three months ended March 31, 2001 reflect interest expense on amounts due to entities not included in Innovations' consolidated financial statements (primarily to IMT). Interest expense for the three months ended March 31, 2001 also reflects amounts recorded on third-party notes payable when such notes relate specifically to Innovations' operations. Interest expense for the three months ended March 31, 2001 does not include amounts recorded on general corporate borrowings of IMT. Innovations believes that the allocation methods described herein are reasonable and fairly reflect its financial position and results of operations for the period prior to the split-off and merger.

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

  •
  Unipath B.V. ("Unipath Netherlands"), a Dutch corporation

  •
  Unipath assets, primarily intellectual property, held by Unilever Plc, along with the related license revenue

(2) Cash and Cash Equivalents

        The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2002, the Company's cash equivalents consisted of money market funds.

(3) Inventories

        Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

	March 31, 2002	December 31, 2001
Raw materials	$11,107,747	$6,895,192
Work-in-process	5,985,152	1,378,503
Finished goods	10,186,186	6,508,295

	$27,279,085	$14,781,990

(4) Nonrecurring and Noncash Items

        For the three months ended March 31, 2002, the Company recorded the following nonrecurring or noncash items: (a) noncash interest expense of $2,723,000 representing the amortization of original issue discount and beneficial conversion feature related to the Company's subordinated promissory notes, (b) a total noncash asset impairment charge of $24,830,000, of which $12,148,000 was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations, representing the value of the impaired goodwill and trademarks relating to certain of the Company's existing nutritional supplement business (Note 6), (c) noncash stock-based compensation of $10,145,000 (Note 7), and (d) an extraordinary gain of $8,506,000 related to the early retirement of subordinated promissory notes and the related repurchase of the beneficial conversion feature associated with these subordinated promissory notes (Note 8).

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

(5) Business Combinations

(a) Acquisition of IVC Industries, Inc.

        On March 19, 2002, the Company acquired IVC, a manufacturer and distributor of vitamins and other nutritional supplements. The Company intends to consolidate its vitamin and nutritional supplement manufacturing at IVC and discontinue most of its outsourced manufacturing arrangements. The aggregate purchase price of IVC was approximately $27,254,000, which consisted of $5,619,000 in cash representing $2.50 for each outstanding share of IVC's common stock, fully-vested stock options to purchase an aggregate of 115,744 shares of the Company's common stock with an aggregate fair value of $1,299,000, approximately $1,613,000 in estimated costs to exit certain activities of IVC, primarily severance costs of involuntarily terminated employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, $17,359,000 in assumed debt and approximately $1,364,000 in estimated direct acquisition costs. Of the $1,613,000 estimated severance costs, none has been paid as of March 31, 2002. The acquisition was funded by the Company's existing cash. The aggregate purchase price for IVC was allocated to the acquired assets and assumed liabilities as follows:

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

        The acquisition of IVC was accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the results of IVC have been included in the accompanying consolidated statements of operations since the date of acquisition. The acquired assets and assumed liabilities of IVC were assigned to the Company's nutritional supplements business reporting unit which is included in its consumer diagnostic products business segment.

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

	Three Months Ended March 31,
	2002	2001
	(unaudited pro forma)
Net revenue	$47,693,000	$51,614,000
Cost of sales	26,812,000	26,314,000

Gross profit	20,881,000	25,300,000

Operating expenses:
Charge related to asset impairment	12,682,000	—
Research and development	3,366,000	2,732,000
Sales and marketing	11,170,000	12,260,000
General and administrative	8,472,000	7,668,000
Stock-based compensation	10,145,000	—

Total operating expenses	45,835,000	22,660,000

Operating (loss) income	(24,954,000)	2,640,000
Interest and other expenses, net	(3,963,000)	(2,845,000)

Loss from continuing operations before income taxes	(28,917,000)	(205,000)
Provision for income taxes	437,000	139,000

Loss from continuing operations	(29,354,000)	(344,000)
Loss from discontinued operations	—	(581,000)

Loss before extraordinary item and accounting change	(29,354,000)	(925,000)
Extraordinary gain	8,506,000	—
Cumulative effect of a change in accounting principle	(12,148,000)	—

Net loss	$(32,996,000)	$(925,000)

Loss per common share — basic and diluted:
Loss from continuing operations	$(4.36)	$(0.06)

Net loss	$(4.88)	$(0.15)

(b) Acquisition of the Unipath Businesses

        On December 20, 2001, the Company acquired the Unipath businesses (Note 1). As a result of this business combination, the Company reorganized the operations of the Unipath businesses for purposes of improving efficiencies and achieving economies of scale on a company-wide basis. Such reorganization affected all major cost centers at Unipath UK. Additionally, most business activities of Unipath US were merged into the Company's existing U.S. businesses. As of March 31, 2002, the total number of involuntarily terminated employees was 64 of which 16 remain to be terminated. The Company accounted for such reorganization in accordance with EITF Issue No. 95-3. The total estimated amount of restructuring costs of the Unipath businesses, which consists primarily of severance costs, was included as part of the Unipath purchase price. As of March 31, 2002, total estimated restructuring costs, including related unfunded pension liability, amounted to $5,206,000, of which $1,108,000 has been paid and $4,098,000 remained in accrued expenses and other liabilities. During the three months ended March 31, 2002, the Company accrued additional severance and related costs of $232,000 as it continued to finalize the restructuring plan. Such additions to accrued severance costs were recorded as adjustments to the Unipath purchase price. As of March 31, 2002, the Company has not yet finalized the Unipath restructuring plan although only a small number of cost centers remain to be reviewed for restructuring. Any adjustments to the estimated severance costs upon finalizing the restructuring plan will result in adjustments to the Unipath purchase price.

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

(8) Subordinated Promissory Notes

        On March 6, 2002, the Company prepaid its then outstanding subordinated promissory notes ("Subordinated Notes") having an aggregate principal amount of $20,000,000 and related accrued interest of $568,000 using the proceeds from the issuance of series A convertible preferred stock ("Series A Preferred Stock") (Note 9). The original maturity date of the Subordinated Notes was April 1, 2002, with an extension option, and interest accrued at 12% per annum, or 18% if and when maturity date was extended. The Subordinated Notes were convertible into shares of the Company's Series A Preferred Stock at the option of the holder. Due to this convertible nature, the Company recorded a discount on the notes in the form of a beneficial conversion feature of $3,243,000 in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value assigned to the beneficial conversion feature was being amortized to interest expense over the life of the Subordinated Notes.

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

(10) Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2002	2001
Numerator:
(Loss) income from continuing operations	$(27,814,465)	$709,738
Premium and amortization of beneficial conversion feature related to Series A Preferred Stock (Note 9)	(1,529,267)	—

(Loss) income from continuing operations available to common stockholders	(29,343,732)	709,738
Loss from discontinued operations	—	(581,203)

(Loss) income before extraordinary item and accounting change	(29,343,732)	128,535
Extraordinary gain	8,505,989	—
Cumulative effect of a change in accounting principle	(12,148,205)	—

Net (loss) income available to common stockholders	$(32,985,948)	$128,535

Denominator:
Weighted average shares*	7,082,000	6,062,000

(Loss) income per share — basic and diluted:
(Loss) income from continuing operations available to common stockholders	$(4.14)	$0.12
Loss from discontinued operations	—	(0.10)

(Loss) income before extraordinary item and accounting change	(4.14)	0.02
Extraordinary gain	1.20	—
Cumulative effect of a change in accounting principle	(1.72)	—

Net (loss) income available to common stockholders	$(4.66)	$0.02

*
The number of weighted average shares for the three months ended March 31, 2001 represents the weighted average number of Innovations common shares outstanding as of the date of its incorporation, giving effect to the fixed exchange ratio set forth in the Merger Agreement and related agreements and the related stock split (Note 1).

        The Company had the following potential dilutive securities outstanding during the three months ended March 31, 2002: (a) options and warrants to purchase an aggregate of 2,866,836 shares of the Company's common stock at a weighted average exercise price of $14.625 per share, (b) Series A Preferred Stock convertible into an aggregate of 4,720,492 shares of the Company's common stock, (c) 1,644,475 shares of restricted common stock issued to certain executive officers, and (d) 15,902 shares of common stock held in escrow. These potential dilutive securities were not included in the computation of diluted loss per share because the inclusion thereof would be antidilutive. There were no dilutive securities outstanding during the three months ended March 31, 2001.

(11) Comprehensive Income

        The Company's only item of comprehensive income relates to foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 2002 and 2001 was approximately $577,000 less than and $420,000 more than reported net (loss) income, respectively, due to foreign currency translation adjustments.

(12) Derivative Instrument

        The Company entered into an interest rate swap agreement with one of its lenders effective February 25, 2002, which applies to certain of its term loans and protects both the Company and the lender against fluctuation in the London Interbank Offered Rate ("LIBOR"). The term loans originally accrue interest at LIBOR plus a range of 1.50% to 3.50%, depending on the type of loan (senior or junior). Under the interest rate swap agreement, the LIBOR rate is set at a minimum of 3.36% and a maximum of 5.00%. The Company accounts for this derivative instrument in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. The effect of this derivative instrument on the Company's consolidated financial statements was not material during the three months ended March 31, 2002.

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

        The Company evaluates performance based on earnings, excluding noncash and nonrecurring items, before interest expense, taxes, depreciation and amortization ("EBITDA"). Segment information for the three months ended March 31, 2002 and 2001 is as follows:

	Consumer Products	Clinical Diagnostics Products	Corporate and Other	Total
Three Months Ended March 31, 2002
Net revenue from external customers	$31,913,323	$5,333,463	$—	$37,246,786
EBITDA	$2,494,557	$846,211	$(1,734,274)	$1,606,494
Assets	$230,717,601	$22,459,366	$10,340,211	$263,517,178
At December 31, 2001
Assets	$194,322,644	$42,023,783	$42,174,717	$278,521,144
Three Months Ended March 31, 2001
Net revenue from external customers	$8,829,788	$2,655,000	$—	$11,484,788
EBITDA	$2,412,538	$118,000	$(296,330)	$2,234,208
	Three Months Ended March 31,
	2002	2001
Reconciliation of EBITDA to (Loss) Income from Continuing Operations:
EBITDA	$1,606,494	$2,234,208
Depreciation and amortization expense	(1,940,089)	(798,177)
Interest expense	(4,147,960)	(372,524)
Income taxes	(506,392)	(353,769)
Noncash charges	(22,826,518)	—

(Loss) income from continuing operations	$(27,814,465)	$709,738

(14) Recently Issued Accounting Standards

        In June 2001, the FASB issued SFAS No. 142, which addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. Effective January 1, 2002, all existing acquired goodwill and other intangible assets with indefinite lives are no longer amortized to expense, with early adoption required for all goodwill and other intangible assets with indefinite lives acquired subsequent to June 30, 2001. The statement also provides specific guidance for determining and measuring impairment of all goodwill and other intangible assets. The Company recorded goodwill amortization of approximately $151,000 for the three months ended March 31, 2001. At March 31, 2002, the total amount of goodwill and other intangible assets with indefinite lives affected by this statement was $98,105,000, which was all acquired subsequent to June 30, 2001. Also, upon the adoption of SFAS No. 142, the Company recorded a goodwill impairment charge of $12,148,000 during the three months ended March 31, 2002 (Note 6).

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

        In November 2001, the EITF issued EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF Issue No. 01-9 establishes accounting and reporting standards for vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer. The Company offers certain sales incentives that fall within the scope of EITF Issue No. 01-9, such as free goods, slotting fees and cooperative advertising, to some of its customers. The Company adopted the provisions of this consensus in 2002, the effect of which was a net reclassification of $960,000 and $327,000 from sales and marketing expenses and cost of sales to net product sales during the three months ended March 31, 2002 and 2001, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

        Net Product Sales.    Net product sales for the three months ended March 31, 2002 increased $25.0 million, or 218%, to $36.5 million from $11.5 million for the three months ended March 31, 2001. The significant increase resulted predominantly from the recently acquired Unipath business which had net product sales of $21.2 million for the three months ended March 31, 2002. Our nutritional supplements business experienced a growth of $2.1 million, of which $1.6 million resulted from the addition of IVC. Additionally, our subsidiary in Ireland, Cambridge Diagnostics Ireland Limited ("CDIL"), contributed $2.2 million of the increase in net product sales through its diabetes related packaging contract with a subsidiary of Johnson & Johnson. Consistent with total net product sales, net product sales of our consumer products segment, which includes our consumer diagnostic products mostly targeted toward the women's health market and our vitamins and nutritional supplements, were $31.3 million for the three months ended March 31, 2002, an increase of $22.5 million, or 255%, as compared to $8.8 million for the three months ended March 31, 2001. Net product sales of our clinical diagnostics products segment for the three months ended March 31, 2002 increased $2.7 million, or 101%, to $5.3 million from $2.7 million for the three months ended March 31, 2001. The increase in sales of our clinical diagnostic products was entirely the result of the addition of the Unipath business.

        License and Other Revenue.    License and other revenue represent license and royalty fees from intellectual property license agreements with third-parties. These license agreements were acquired as part of the Unipath business. For the three months ended March 31, 2002, license revenue was $706,000. There were no license and other revenue for the three months ended March 31, 2001.

        Gross Profit.    Total gross profit for the three months ended March 31, 2002 increased $13.5 million, or 245%, to $19.0 million from $5.5 million for the three months ended March 31, 2001. Total gross margin of net product sales was 52% for the three months ended March 31, 2002 compared to 48% for the three months ended March 31, 2001. The increase in gross profit and margin of total net product sales primarily resulted from the addition of the Unipath business which generated total gross profit of $12.7 million and gross margin of 60% for the three months ended March 31, 2002. Only $291,000 of the increase in total gross profit resulted from the addition of IVC since March 19, 2002 with a corresponding gross margin of 18%. As a result of IVC's lower gross margins, we expect overall gross margins to be lower in future quarters. Gross profit from our consumer product sales was $16.3 million for the three months ended March 31, 2002, an increase of $12.2 million, or 300%, from $4.1 million for the three months ended March 31, 2001. Gross margin from our consumer product sales was 52% for the three months ended March 31, 2002 as compared to 46% for the three months ended March 31, 2001. Gross profit from our clinical diagnostics product sales was $2.7 million for the three months ended March 31, 2002, an increase of $1.3 million, or 88%, from $1.4 million for the three months ended March 31, 2001. Gross margin from our clinical diagnostic product sales was 52% for the three months ended March 31, 2002 as compared to 54% for the three months ended March 31, 2001.

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

        Sales and Marketing Expense.    Sales and marketing expense for the three months ended March 31, 2002 increased $7.8 million, or 432%, to $9.6 million from $1.8 million for the three months ended March 31, 2001. Of this increase, $7.2 million resulted from the addition of the Unipath business and $184,000 resulted from the addition of IVC since its acquisition date. The remaining increase in sales and marketing expenses resulted primarily from our new radio advertising efforts in an attempt to boost our nutritional supplement product sales. Sales and marketing expense as a percentage of net product sales increased to 26% for the three months ended March 31, 2002 from 16% for the three months ended March 31, 2001.

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

        (Loss) Income from Continuing Operations.    Loss from continuing operations was $27.8 million, or $4.14 per basic and diluted common share, for the three months ended March 31, 2002 compared to income from continuing operations of $710,000, or $0.12 per basic and diluted common share, for the three months ended March 31, 2001. The significant loss for the three months ended March 31, 2002 resulted from various factors as described above.

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

        Cumulative Effect of a Change in Accounting Principle.    On January 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires annual independent appraisals to be obtained for all reporting units, as defined in the statement, with values recorded for goodwill and other intangible assets. Based on the results of an independent appraisal obtained on the nutritional supplements business that we acquired in 1997, we recorded an impairment charge of $12.1 million to write-off the carrying value of the goodwill related to that business. See Note 6 of the accompanying "Notes to Consolidated Financial Statements".

        Net (Loss) Income.    Net loss for the three months ended March 31, 2002 was $31.5 million as compared to net income of $129,000 for the three months ended March 31, 2001. The basic and diluted net loss per common share for the three months ended March 31, 2002 was $4.66 compared to a basic and diluted income per common share of $0.02 for the three months ended March 31, 2001. See Note 10 of the accompanying "Notes to Consolidated Financial Statements".

Liquidity and Capital Resources

        As of March 31, 2002, we had cash and cash equivalents of $22.4 million, a $29.6 million decrease from December 31, 2001. We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities, as well as contributions from IMT and affiliated companies of IMT. We used $4.7 million in cash for our operating activities during the three months ended March 31, 2002, which was due to a net decrease in accounts payable and accrued expenses of $3.7 million, an inventory increase of $1.4 million and $461,000 in losses adjusted for noncash expenses, offset by decreases in other current assets of $865,000. During the three months ended March 31, 2002, we used cash of $11.7 million for our investing activities, of which $8.1 million was used for the acquisition of IVC, $3.4 million was used for restructuring costs and additional acquisition costs related to the Unipath business, and $384,000 was used for capital expenditure purposes. During the three months ended March 31, 2002, we used cash of $13.0 million for financing activities, which primarily consisted of principal prepayments of $20.0 million on the subordinated promissory notes, $10.0 million on the term loans with The Royal Bank of Scotland plc and $3.2 million on IVC's bank debt, net of a total of $20.9 million in proceeds received from issuance of preferred stock and stock option and warrant exercises. We also incurred $498,000 in financing costs related to various debt instruments. Working capital was $15.3 million as of March 31, 2002 compared to $21.0 million as of December 31, 2001.

        On March 19, 2002, we acquired IVC, a manufacturer and distributor of vitamins and other nutritional supplements. We intend to consolidate our vitamin and nutritional supplement manufacturing at IVC and discontinue most of our outsourced manufacturing arrangements. The aggregate purchase price of IVC was approximately $27.3 million, which consisted of $5.6 million in cash representing $2.50 for each outstanding share of IVC's common stock, fully-vested stock options to purchase an aggregate of 115,744 shares of our common stock with an aggregate fair value of $1.3 million, approximately $1.6 million in estimated costs to exit certain activities of IVC, primarily severance costs, $17.4 million in assumed debt, including capital leases, and approximately $1.4 million in estimated direct acquisition costs. The acquisition was funded by our existing cash. Since the acquisition of IVC, we have made principal payments and prepayments on IVC's debt of $3.2 million. Of the remaining $14.2 million of IVC debt outstanding as of March 31, 2002, $6.9 million related to a credit agreement with Congress Financial Corporation ("Congress"), a subsidiary of First Union Corporation, and $7.3 million related to various notes payable and capital leases. Under the credit agreement with Congress, as amended, IVC can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to borrowing base limitations, as defined in the agreement. The loans with Congress mature on October 16, 2003. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.50% above the bank's prime rate or, at IVC's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. The notes are collateralized by substantially all of IVC's assets. The credit agreement with Congress requires IVC to maintain minimum tangible net worth and contains various restrictions customary in such financial arrangement, including limitations on the payment of cash dividends. IVC's other notes payable and capital leases mature on various dates through July 2008.

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

        On March 6, 2002, we prepaid our then outstanding subordinated promissory notes ("Subordinated Notes") having an aggregate principal amount of $20,000,000 and related accrued interest of $568,000 using the proceeds from the issuance of series A convertible preferred stock ("Series A Preferred Stock"). The original maturity date of the Subordinated Notes was April 1, 2002, with an extension option, and interest accrued at 12% per annum, or 18% if and when maturity date was extended. The Subordinated Notes were convertible into shares of our Series A Preferred Stock at the option of the holder.

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

Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts

        Sales arrangements with customers for our products generally require us to accept product returns. From time to time, we also enter into sales incentive arrangements with our customers, which generally reduce the sale prices of our products. Against product revenue recognized in any reporting period, we must establish allowances for potential future product returns and claims resulting from our sales incentive arrangements. Calculation of these allowances requires significant judgments and estimates. When evaluating the adequacy of the sales returns and other allowances, our management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products. Material differences in the amount and timing of our product revenue for any reporting period may result if changes in conditions arise that would require management to make different judgments or utilize different estimates. Our provision for sales returns and other allowances related to sales incentive arrrangements amounted to approximately $7.7 million for the three months ended March 31, 2002.

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

Valuation of Goodwill and Other Long-Lived and Intangible Assets

        Our long-lived assets include property, plant and equipment, goodwill and other intangible assets. As of March 31, 2002, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $42.6 million, $72.4 million and $61.9 million, respectively. For purposes of determining whether there are any impairment losses, our management has historically examined the carrying value of our identifiable long-lived tangible and intangible assets and goodwill when indicators of impairment are present. Effective January 1, 2002, SFAS No. 142 requires that independent impairment reviews be obtained on the carrying values of all goodwill on an annual basis. For all long-lived tangible and intangible assets and goodwill, if an impairment loss is identified based on the fair value of the asset, such loss would be charged to expense in the period we identify the impairment.

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

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, which addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. Effective January 1, 2002, all existing acquired goodwill and other intangible assets with indefinite lives are no longer amortized to expense, with early adoption required for all goodwill and other intangible assets with indefinite lives acquired subsequent to June 30, 2001. The statement also provides specific guidance for determining and measuring impairment of all goodwill and other intangible assets. We recorded goodwill amortization of approximately $151,000 for the three months ended March 31, 2001. At March 31, 2002, the total amount of goodwill and other intangible assets with indefinite lives affected by this statement was $98.1 million, which was all acquired subsequent to June 30, 2001. Also, at the adoption of SFAS No. 142, we recorded a goodwill impairment charge of $12.1 million during the three months ended March 31, 2002. See Note 6 of the accompanying "Notes to Consolidated Financial Statements".

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

        In November 2001, the EITF issued EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF Issue No. 01-9 establishes accounting and reporting standards for vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer. We offer certain sales incentives that fall within the scope of EITF Issue No. 01-9, such as free goods, slotting fees and cooperative advertising, to some of our customers. We adopted the provisions of this consensus in 2002, the effect of which was a net reclassification of $960,000 and $327,000 from sales and marketing expenses and cost of sales to net product sales during the three months ended March 31, 2002 and 2001, respectively.

Certain Factors Affecting Future Results

        There are various risks, including those described below, which may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors, as well as the risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission, in connection with your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements on pages 2 and 46 of this report.

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

        Our recently acquired subsidiary, IVC, has a credit agreement with Congress Financial Corporation ("Congress"), a subsidiary of First Union Corporation. Under the credit agreement with Congress, IVC can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to borrowing base limitations, as defined in the agreement. The loans with Congress mature on October 16, 2003. As of March 31, 2002, total borrowings outstanding under the credit agreement with Congress were $6.9 million. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.5% above the bank's prime rate or, at IVC's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. As of March 31, 2002, the interest rate on $5.5 million of the outstanding borrowings was at the Adjusted Eurodollar Rate of 2% plus the spread of 3.75% and the interest rate on the remaining $1.4 million of the outstanding borrowings was at the prime rate of 4.75% plus the spread of 1.5%. If both the Adjusted Eurodollar Rate and the prime rate increase one percentage point, as compared to the respective rates at March 31, 2002, we estimate an increase in IVC's interest expense of approximately $60,000 over the next twelve months. If both the Adjusted Eurodollar Rate and the prime rate increase two percentage points, as compared to the respective rates at March 31, 2002, we estimate an increase in IVC's interest expense of approximately $120,000 over the next twelve months.

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

Becton, Dickinson and Company v. Inverness Medical Technology, Inc.

        On January 3, 2000, Becton, Dickinson and Company ("Becton Dickinson") filed suit against IMT in the U.S. District Court for the District of Delaware (Case No: 00-001) alleging that certain pregnancy and ovulation products sold by IMT (and now by us) infringe U.S. Patent Nos. 4,703,017 and 5,591,645. IMT was served with Becton Dickinson's complaint in April 2000 and filed its answer on May 30, 2000, and subsequently added counterclaims alleging violations of state and federal antitrust laws. Becton Dickinson has since lost its rights to U.S. Patent No. 5,591,645 and is no longer asserting claims for infringement of that patent. In August 2001, IMT moved for summary judgment of non-infringement, but that motion was denied. IMT subsequently filed a second motion for summary judgment of non-infringement, which is still pending before the court. In connection with our split-off from IMT, we assumed all obligations and liabilities of IMT arising out of this matter and we have assumed its defense. We believe that we have strong defenses and we intend to defend this litigation vigorously.

Intervention, Inc v. Selfcare, Inc. and Companion Cases

        In May 1999, Intervention, Inc., a California corporation, filed separate suits, which were subsequently consolidated, in California Contra Costa County Superior Court against IMT (formerly known as Selfcare, Inc.), four of its private label customers (now our customers) and its major competitors (now our competitors) and their private label customers alleging that, under Section 17200 of the California Business and Professions Code, the defendants' labeling on their home pregnancy tests is misleading as to the level of accuracy under certain conditions. The plaintiff seeks restitution of profits on behalf of the general public, injunctive relief and attorneys' fees. Conopco, Inc. ("Conopco"), predecessor to one of our subsidiaries, Unipath Diagostics, Inc. ("Unipath Diagnostics"), was also a defendant in this litigation. In connection with our split-off from IMT and our acquisition of the Unipath business from Unilever, we assumed the defense of IMT and Unipath Diagnostics and agreed to assume all obligations and liabilities of IMT and Unilever arising out of this matter. More recently the case has been split such that Unipath Diagnostics is a defendant in one case and we and our private label customers are defendants in another case. The case in which we and our private label customers are parties is scheduled for trial in June 2002. No trial date has been established for the case in which Unipath Diagnostics is a party. We are defending our private label customers under agreement. We do not believe that an adverse ruling against our company, our private label customers or Unipath Diagnostics would have a material adverse impact on our sales, operations or financial performance.

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

*
Filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 2002 on May 13, 2002.

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

INVERNESS MEDICAL INNOVATIONS, INC.
Date: August 28, 2002	By:	/s/ DUANE L. JAMES Duane L. James Vice President of Finance and an authorized officer

QuickLinks

INVERNESS MEDICAL INNOVATIONS, INC.
Explanatory Note
FORM 10-Q For the Quarterly Period Ended March 31, 2002
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
  ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES