Form 10-Q
period 2002-09-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2002-11-14
CIK 1145460

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

COMMISSION FILE NUMBER 001-16789

INVERNESS MEDICAL INNOVATIONS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE	04-3565120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of November 8, 2002 was 14,886,413.

INVERNESS MEDICAL INNOVATIONS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2002

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in this quarterly report on Form 10-Q and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements" beginning on pages 36 and 51, respectively, in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

        Unless the context requires otherwise, references in this quarterly report on Form 10-Q to "we," "us," and "our" refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net product sales	$52,162,253	$11,159,028	$139,137,609	$34,290,388
License and other revenue	1,785,063	—	3,765,793	—

Net revenue	53,947,316	11,159,028	142,903,402	34,290,388
Cost of sales	29,297,044	6,064,188	77,844,710	17,831,008

Gross profit	24,650,272	5,094,840	65,058,692	16,459,380

Operating expenses:
Charge related to asset impairment (Note 6)	—	—	12,681,581	—
Research and development	3,597,035	377,508	10,538,788	1,032,194
Sales and marketing	10,979,091	1,672,045	30,520,544	5,589,439
General and administrative	6,193,343	3,061,666	20,036,525	6,877,801
Stock-based compensation (Notes 4 and 7)*	—	—	10,169,105	—

Total operating expenses	20,769,469	5,111,219	83,946,543	13,499,434

Operating income (loss)	3,880,803	(16,379)	(18,887,851)	2,959,946
Interest expense, including amortization of original issue discount and beneficial conversion feature	(1,359,232)	(203,792)	(6,860,570)	(927,372)
Other expense, net	(709,482)	(2,987)	(1,786,595)	(289,619)

Income (loss) from continuing operations before income taxes	1,812,089	(223,158)	(27,535,016)	1,742,955
Provision for income taxes	670,754	64,647	1,826,675	1,169,757

Income (loss) from continuing operations	1,141,335	(287,805)	(29,361,691)	573,198
Income from discontinued operations, net of taxes of $38,135 and $741,613 for the three and nine months ended September 30, 2001, respectively	—	441,121	—	603,064

Income (loss) before extraordinary item and accounting change	1,141,335	153,316	(29,361,691)	1,176,262
Extraordinary gain (Note 8(c))	—	—	8,505,989	—
Cumulative effect of a change in accounting principle (Note 6)	—	—	(12,148,205)	—

Net income (loss)	$1,141,335	$153,316	$(33,003,907)	$1,176,262

(Loss) income available to common stockholders (Note 10):
(Loss) income from continuing operations	$(6,724,392)	$(287,805)	$(41,029,739)	$573,198

Net (loss) income	$(6,724,392)	$153,316	$(44,671,955)	$1,176,262

(Loss) income per common share—basic and diluted (Note 10):
(Loss) income from continuing operations	$(0.65)	$(0.04)	$(4.74)	$0.09

Net (loss) income	$(0.65)	$0.02	$(5.16)	$0.19

Weighted average shares	10,355,725	6,455,570	8,653,333	6,310,991

*
The charge for stock-based compensation for the nine months ended September 30, 2002 was part of general and administrative expenses. There were no charges for stock-based compensation for the three months ended September 30, 2002 and the three and nine months ended September 30, 2001.

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$16,832,663	$52,023,531
Accounts receivable, net of allowances of $5,008,555 at September 30, 2002 and $2,595,137 at December 31, 2001	41,070,614	21,576,203
Inventory	35,096,598	14,781,990
Deferred income taxes	1,466,786	1,466,786
Prepaid expenses and other current assets	4,693,895	4,973,659

Total current assets	99,160,556	94,822,169
Property, plant and equipment, net	46,084,980	20,526,228
Goodwill, net	97,668,549	85,375,217
Trademarks and other intangible assets, net	92,894,854	75,390,396
Deferred financing costs and other assets, net	5,118,434	2,407,134

Total assets	$340,927,373	$278,521,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$5,188,616	$20,819,383
Accounts payable	25,730,809	10,264,023
Accrued expenses and other current liabilities	45,601,415	42,716,768

Total current liabilities	76,520,840	73,800,174

Long-term liabilities:
Long-term debt	87,503,912	57,304,834
Deferred income taxes	2,199,946	2,044,019
Other liabilities	4,097,975	3,863,550

Total long-term liabilities	93,801,833	63,212,403

Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,666,667 shares
Issued—2,526,913 shares at September 30, 2002 and 1,995,000 shares at December 31, 2001
Outstanding—323,060 shares at September 30, 2002 and 1,995,000 shares at December 31, 2001	8,752,883	51,894,435

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized—2,333,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized—50,000,000 shares
Issued and outstanding—14,881,806 at September 30, 2002 and 8,681,744 shares at December 31, 2001	14,882	8,682
Additional paid-in capital	250,897,348	147,410,812
Notes receivable from stockholders	(14,691,097)	(14,691,097)
Deferred compensation	(18,600)	(10,144,937)
Accumulated deficit	(79,290,529)	(34,636,572)
Accumulated other comprehensive income	4,939,813	1,667,244

Total stockholders' equity	161,851,817	89,614,132

Total liabilities and stockholders' equity	$340,927,373	$278,521,144

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities:
Net (loss) income	$(33,003,907)	$1,176,262
Income from discontinued operations	—	(603,064)

Net (loss) income, excluding discontinued operations	(33,003,907)	573,198
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Noncash interest expense related to amortization of original issue discount and beneficial conversion feature	2,802,021	—
Noncash charge related to interest rate swap agreement	1,268,927	—
Capitalized interest expense	315,322	—
Noncash stock-based compensation expense	10,169,105	—
Noncash portion of extraordinary item	(8,750,663)	—
Noncash charge related to asset impairment and cumulative effect of a change in accounting principle	24,829,786	—
Other noncash gain	(18,668)	—
Depreciation and amortization	7,385,341	2,330,048
Capital contribution from Inverness Medical Technology, Inc. related to income taxes for Inverness Medical, Inc.	—	75,000
Changes in assets and liabilities, net of acquisition:
Accounts receivable, net	(4,640,586)	(393,700)
Inventory	(1,778,977)	16,760
Prepaid expenses and other current assets	2,271,172	(802,100)
Accounts payable	6,666,724	(1,445,396)
Accrued expenses and other current liabilities	(4,131,234)	1,311,401
Due to Inverness Medical Technology, Inc. and affiliates	—	1,251,692

Net cash provided by continuing operations	3,384,363	2,916,903

Net cash used in discontinued operations	—	(211,059)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment, net	(3,416,430)	(2,152,441)
Cash paid for purchase of the Wampole Division of MedPointe Inc.	(71,500,000)	—
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(8,073,835)	—
Cash paid for purchase of Unipath businesses	(5,537,266)	—
(Increase) decrease in other assets	(283,501)	337,688

Net cash used in investing activities	(88,811,032)	(1,814,753)

Cash Flows from Financing Activities:
Cash paid for deferred financing costs	(2,052,123)	(47,524)
Proceeds from issuance of common stock, net of issuance costs	35,547,180	—
Proceeds from issuance of preferred stock, net of issuance costs	20,569,190	—
Net borrowings under revolving line of credit	2,040,181	—
Proceeds from borrowings under notes payable	35,000,000	52,000
Repayments of notes payable	(43,044,595)	(3,342,550)
Principal repayments on capital lease obligations	(329,681)	—
Contribution from Inverness Medical Technology, Inc.	—	2,125,581

Net cash provided by (used in) financing activities	47,730,152	(1,212,493)

Foreign exchange effect on cash and cash equivalents	2,505,649	102,683

Net decrease in cash and cash equivalents	(35,190,868)	(218,719)
Cash and cash equivalents, beginning of period	52,023,531	3,071,477

Cash and cash equivalents, end of period	$16,832,663	$2,852,758

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30,
	2002	2001
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,767,814	$653,497

Taxes paid	$1,621,931	$21,000

Supplemental Disclosure of Noncash Activities:
On September 20, 2002, the Company acquired the Wampole Division from MedPointe Inc. (Note 5(a))—
Accounts receivable	$8,737,210	$—
Inventory	4,923,756	—
Property, plant and equipment	2,061,422	—
Intangible assets	57,069,525	—
Other assets	967,202	—
Accounts payable and accrued expenses	(2,259,115)	—
Cash paid for purchase of the Wampole Division	(71,500,000)	—

Assumed Liabilities	$—	$—

On March 19, 2002, the Company acquired IVC Industries, Inc. (Note 5(b))—
Accounts receivable	$5,205,319	$—
Inventory	9,831,608	—
Property, plant and equipment	23,016,267	—
Other assets	1,754,639	—
Accounts payable and accrued expenses	(13,076,289)	—
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(8,073,835)	—

	18,657,709	—
Fair value of assumed and issued fully-vested stock options	(1,298,674)	—

Assumed liabilities	$17,359,035	$—

Contingent consideration recorded by Inverness Medical, Inc. as additional goodwill and allocated to net assets of discontinued operations	$—	$2,000,000

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

        At the closing of the transactions set forth in the Merger Agreement and related agreements, IMT distributed to its stockholders one Innovations share for every five IMT shares held. In order for IMT to do so, Innovations declared a stock split, effected as a dividend. Accordingly, earnings per share information for the three and nine months ended September 30, 2001 represents the actual number of shares of Innovations common stock outstanding as of the date of its incorporation, effected for the fixed exchange ratio set forth in the Merger Agreement and related agreements and the related stock split (Note 10).

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

        The accompanying consolidated statements of operations and cash flows for all 2001 periods presented reflect substantially all costs of doing business, including those incurred by IMT on Innovations' behalf. Costs that are clearly identifiable as being applicable to an Innovations subsidiary or business have been allocated to Innovations. The most significant costs included in this category include salary and benefits of certain employees and legal and other professional fees. Costs of centralized departments and corporate operations that serve all operations have been allocated, where such allocations would be material, using relevant allocation measures, such as estimated percentage of time worked for salary and benefits of certain executives and employees and square feet occupied for occupancy costs in shared facilities. Corporate costs that clearly relate to businesses or subsidiaries that were retained by IMT or that do not provide any significant direct or indirect benefit to Innovations have not been allocated to Innovations. For the period prior to the split-off and merger, Innovations accounted for income taxes using the separate return method, pursuant to Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. IMT has historically charged interest on loans made to its subsidiaries. Accordingly, Innovations' consolidated statement of operations for the three and nine months ended September 30, 2001 reflect interest expense on amounts due to entities not included in Innovations' consolidated financial statements (primarily to IMT). Interest expense for the three and nine months ended September 30, 2001 also reflects amounts recorded on third-party notes payable when such notes relate specifically to Innovations' operations. Interest expense for the three and nine months ended September 30, 2001 does not include amounts recorded on general corporate borrowings of IMT. Innovations believes that the allocation methods described herein are reasonable and fairly reflect its financial position and results of operations for the period prior to the split-off and merger.

        Since the split-off and merger, as described above, on September 20, 2002, the Company acquired the Wampole Division of MedPointe Inc. ("Wampole"), on March 19, 2002, the Company acquired IVC Industries, Inc. ("IVC") and on December 20, 2001, the Company acquired certain entities and businesses of Unilever Plc (the "Unipath business") (Note 5). Wampole develops and distributes point-of-care medical diagnostics products, IVC manufactures and distributes vitamins and nutritional supplements and the Unipath business manufactures and distributes women's health and clinical diagnostics products. The results of Wampole, IVC and the Unipath business are included in the consolidated financial statements of the Company since their respective acquisition dates. The Unipath business is comprised of the following entities and businesses:

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

  •
  Unipath B.V. ("Unipath Netherlands"), a Dutch corporation

  •
  Unipath assets, primarily intellectual property, held by Unilever Plc, along with the related license revenue

        Certain prior-year account balances have been reclassified to be consistent with the current year's presentation.

(2)  Cash and Cash Equivalents

        The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2002, the Company's cash equivalents consisted of money market funds.

(3)  Inventories

        Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

	September 30, 2002	December 31, 2001
Raw materials	$13,474,774	$6,895,192
Work-in-process	6,768,633	1,378,503
Finished goods	14,853,191	6,508,295

	$35,096,598	$14,781,990

(4)  Nonrecurring and Noncash Items

        For the three months ended September 30, 2002, the Company recorded noncash interest expense of $42,765 representing the amortization of original issue discount related to a common stock warrant issued in connection with certain debt and a noncash charge of $1,268,927 to mark to market an interest rate swap agreement (Note 12). For the nine months ended September 30, 2002, the Company recorded the following nonrecurring or noncash items: (a) noncash interest expense of $2,802,021 representing the amortization of original issue discount and beneficial conversion feature primarily related to certain of the Company's subordinated promissory notes, (b) a total noncash asset impairment charge of $24,829,786, of which $12,148,205 was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations, representing the value of the impaired goodwill and trademarks relating to certain of the Company's nutritional supplement business (Note 6), (c) noncash stock-based compensation of $10,169,105 (Note 7), (d) an extraordinary gain of $8,505,989 related to the early retirement of certain subordinated promissory notes and the related repurchase of the beneficial conversion feature associated with these subordinated promissory notes (Note 8(c)), (e) a noncash charge of $1,268,927 to mark to market an interest rate swap agreement (Note 12), and (f) a nonrecurring legal settlement of $217,550.

        For the three and nine months ended September 30, 2001, the Company recorded income from discontinued operations of $441,121 and $603,064, respectively, which represented the results of operations of the diabetes related businesses of the entities that were contributed to the Company as part of the split-off from IMT on November 21, 2001. These diabetes related businesses were simultaneously transferred back to IMT on November 21, 2001 (Note 1).

(5)  Business Combinations

  (a)
  Acquisition of Wampole

        On September 20, 2002, the Company acquired Wampole, a developer and distributor of clinical diagnostics and point-of-care medical diagnostics products primarily in the United States. This acquisition allows the Company to expand its business in the "point-of-care" market in the United States and provides the Company with certain intellectual property. The aggregate purchase price of Wampole was estimated to be $71,500,000, which consisted of $70,000,000 in cash and $1,500,000 in estimated direct acquisition costs. The acquisition was funded by $35,000,000 in subordinated debt (Note 8(a) and (b)) and a portion of the Company's existing cash. The aggregate purchase price for Wampole was preliminarily allocated to the acquired net assets as follows:

Accounts receivable	$8,737,210
Inventory	4,923,756
Property, plant and equipment	2,061,422
Goodwill	29,699,525
Trade name	6,020,000
Patents	3,900,000
Supplier relationships	17,450,000
Other assets	967,202
Accounts payable and accrued expenses	(2,259,115)

$71,500,000

        The above allocation of the aggregate purchase price for Wampole to the acquired intangible assets is based upon a preliminary independent appraisal. The results of the final independent appraisal along with changes in estimated direct acquisition costs could impact the aggregate purchase price and its allocation to net assets acquired.

        The acquisition of Wampole is accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the results of Wampole have been included in the accompanying consolidated statements of operations since the date of the acquisition as part of the Company's clinical diagnostics business segment. The Company has assigned indefinite lives to the acquired goodwill and trade name and the value of such goodwill will be fully deductible for tax purposes over 15 years. The values allocated to the acquired patent and supplier relationships are being amortized on a straight-line basis over their estimated useful lives of 13 and 10 years, respectively. The weighted average amortization period for the acquired intangible assets with finite lives is estimated to be 10.5 years.

  (b)
  Acquisition of IVC

        On March 19, 2002, the Company acquired IVC, a manufacturer and distributor of vitamins and other nutritional supplements. The Company is in the process of consolidating its vitamin and nutritional supplement manufacturing at IVC and discontinuing most of its outsourced manufacturing arrangements. The aggregate purchase price of IVC was estimated to be $27,207,899, which consisted of $5,619,493 in cash representing $2.50 for each outstanding share of IVC's common stock, fully-vested stock options to purchase an aggregate of 115,744 shares of the Company's common stock, which options had an aggregate fair value of $1,298,674, $1,511,501 in estimated costs to exit certain activities of IVC, primarily severance costs of involuntarily terminated employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, $17,359,035 in assumed debt and $1,419,196 in estimated direct acquisition costs. Of the $1,511,501 estimated severance costs, $390,573 have been paid through September 30, 2002. As of September 30, 2002, the Company has not yet finalized the IVC restructuring plan and certain cost centers remain to be reviewed for restructuring. Upon finalizing such restructuring plan, the Company expects to adjust the aggregate purchase price. The acquisition was funded by the Company's existing cash. The aggregate purchase price for IVC was allocated to the acquired assets and assumed liabilities as follows:

Cash and cash equivalents	$476,355
Accounts receivable	5,205,319
Inventory	9,831,608
Property, plant and equipment	23,016,267
Other assets	1,754,639
Accounts payable and accrued expenses	(13,076,289)

$27,207,899

        The above allocation of the aggregate purchase price for IVC is preliminary. Factors that could impact the aggregate purchase price and its related allocation include changes in estimated costs associated with exit plans and estimated direct acquisition costs.

        The acquisition of IVC is accounted for as a purchase under SFAS No. 141 and therefore, the results of IVC have been included in the accompanying consolidated statements of operations since the date of the acquisition. The acquired assets and assumed liabilities of IVC were assigned to the Company's nutritional supplements business reporting unit, which is included in its consumer products business segment.

  (c)
  Acquisition of the Unipath Business

        On December 20, 2001, the Company acquired the Unipath business (Note 1). As a result of this business combination, the Company reorganized the operations of the Unipath businesses for purposes of improving efficiencies and achieving economies of scale on a company-wide basis. Such reorganization affected all major cost centers at Unipath UK. Additionally, most business activities of Unipath US were merged into the Company's existing U.S. businesses. As of September 30, 2002, the total number of involuntarily terminated employees was 67 of which 2 remain to be terminated. The Company accounted for such reorganization in accordance with EITF Issue No. 95-3. The total estimated amount of restructuring costs of the Unipath business, which consisted primarily of severance costs, was included as part of the Unipath purchase price. As of September 30, 2002, total estimated restructuring costs, including related unfunded pension liability, amounted to $6,703,215, of which $2,654,324 has been paid and $4,048,891 remained in accrued expenses and other liabilities. During the three and nine months ended September 30, 2002, the Company accrued additional severance and related costs of $379,630 and $1,729,167, respectively, as it continued to finalize the restructuring plan. Such additions to accrued severance costs were recorded as adjustments to the Unipath purchase price.

As of September 30, 2002, the Company has not yet finalized the Unipath restructuring plan although only a small number of cost centers remain to be reviewed for restructuring. The Company expects to incur additional immaterial amounts of severance upon finalizing the restructuring plan, which will result in adjustments to the Unipath purchase price.

  (d)
  Pro Forma Interim Financial Information

        The following table presents selected unaudited interim financial information of the Company, including Wampole, IVC and the Unipath business as if the acquisitions had occurred on January 1, 2001. These unaudited pro forma results exclude a charge of $6,980,221 to operations representing the portion of the purchase price allocated to the fair value of certain in-process research and development projects related to the acquisition of the Unipath business. The unaudited pro forma interim results are not necessarily indicative of future results or the results that would have occurred had the acquisitions been consummated on January 1, 2001.

	Three Months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
	(unaudited pro forma)
Net revenue	$62,501,316	$64,255,558	$186,448,806	$189,569,712
Cost of sales	34,142,044	37,813,616	105,284,399	104,791,514

Gross profit	28,359,272	26,441,942	81,164,407	84,778,198

Operating expenses:
Charge related to asset impairment	—	—	12,681,581	—
Research and development	3,725,035	2,983,397	10,904,789	8,831,887
Sales and marketing	13,017,091	13,882,611	38,359,561	43,271,776
General and administrative	7,368,843	8,874,921	25,465,940	26,514,375
Stock-based compensation	—	—	10,169,105	—

Total operating expenses	24,110,969	25,740,929	97,580,976	78,618,038

Operating income (loss)	4,248,303	701,013	(16,416,569)	6,160,160
Interest and other (expenses) income, net	(2,876,214)	915,763	(11,415,004)	(6,528,550)

Income (loss) from continuing operations before income taxes	1,372,089	1,616,776	(27,831,573)	(368,390)
Provision for income taxes	733,844	1,168,101	2,252,915	3,674,916

Income (loss) from continuing operations	$638,245	$448,675	$(30,084,488)	$(4,043,306)

(Loss) income from continuing operations available to common stockholders	$(7,227,482)	$448,675	$(41,752,536)	$(4,043,306)

(Loss) income per common share—basic and diluted:
(Loss) income from continuing operations	$(0.70)	$0.07	$(4.83)	$(0.64)

  (e)
  Pending Merger with Ostex International, Inc.

        On September 6, 2002, the Company entered into an agreement and plan of merger with Ostex International, Inc. ("Ostex"). Ostex develops and commercializes osteoporosis testing products. At the effective time of the merger, each outstanding share of Ostex common stock will be converted into the right to receive a number of shares of the Company's common stock equal to a conversion ratio that will be calculated by dividing 2,300,000 by the sum of (i) the total number of shares of Ostex common stock outstanding immediately prior to the effective time of the merger and (ii) the total number of shares of Ostex common stock subject to outstanding stock options and warrants that the Company will assume in the merger. The transaction is subject to approval by Ostex shareholders, receipt of certain third-party consents and other customary closing conditions. In connection with the merger, the Company has also agreed to loan, or arrange for one of its affiliates to loan, up to $2,000,000 to Ostex. As of November 13, 2002, the Company had made two loans to Ostex for $334,000 and $433,000 at per annum interest rates of 6.2725% and 6.0400%, respectively. These loans will mature on September 30, 2003 at the latest. The Company expects this merger to provide leading-edge intellectual property rights in the field of osteoporosis testing, synergies through Ostex' existing and in-process intellectual property and the elimination of redundancies, the ability to increase sales of Ostex' existing products through the use of the Company's marketing and distribution channels, and the opportunity for significant cost savings.

(6)  Asset Impairment

        On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. SFAS No. 142 also provides specific guidance for determining and measuring impairment of such intangible assets. Based upon the results of an independent impairment review, as required by SFAS No. 142, the Company recorded an impairment charge of $12,148,205, representing the remaining goodwill related to its reporting unit that comprises the nutritional supplement lines the Company acquired in 1997. This amount represented the excess of the carrying value over the fair value of such asset. The fair value was determined using a combination of the income approach and the market approach of valuing a business. The income approach valued the business by discounting projected future cash flows and the market approach valued the security underlying the business by comparing it to those of similar businesses. The most significant facts and circumstances that led to the conclusion of this impairment were (a) future cash flows from these nutritional supplement lines are expected to be reduced, (b) selling, general and administrative expenses relating to these nutritional supplement lines are forecasted to increase as a percentage of sales, and (c) this nutritional supplements business is experiencing a larger percentage decline in revenues than most of the comparable businesses of other companies. This impairment charge was recorded in the first quarter of 2002 and classified in accordance with SFAS No. 142 as a cumulative effect of a change in accounting principle in the accompanying statements of operations.

        Because the independent appraisal of the fair value of the reporting unit underlying the Company's nutritional supplements business indicated an impairment of that reporting unit, as discussed above, the Company proceeded to also obtain an independent impairment review of the carrying value assigned to related trademarks and brand names in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The results of the impairment review under SFAS No. 144 indicated an impairment of the carrying value of such trademarks and brand names because the full carrying amount of these intangible assets was not expected to be recoverable and exceeded its fair value. The carrying amount of these intangible assets was not recoverable because it exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of these assets. The fair value of these intangible assets was determined using a combination of the discounted cash flow approach and the relief from royalty approach, the latter of which valued the brand names as if they were licensed from a third party. Based on these results, the Company recorded an impairment charge of $12,681,581 during the first quarter of 2002, which was included in operating expenses in the accompanying statements of operations. The remaining carrying value of these intangible assets was $4,123,484 at September 30, 2002, which is being amortized over the average remaining useful life of 20 years.

(7)  Employee Stock Award

        On August 15, 2001, the Company sold to its chief executive officer ("CEO") 1,168,191 shares of restricted common stock at a price of $9.13 per share. Two-thirds of the restricted stock, or 778,794 shares, vest ratably over 36 months; the remaining one-third, or 389,397 shares, vests ratably over 48 months. Except for the par value of the common stock, which was paid in cash, the CEO purchased the restricted stock with a five-year promissory note which, for accounting purposes, was treated as a non-recourse note. The balance of the promissory note is recorded as a note receivable and is classified in stockholders' equity in the accompanying consolidated balance sheets. The note bears interest at an annual rate of 4.99%. Under the terms of the original restricted stock agreement, the Company could repurchase unvested shares at cost in certain circumstances. The Company accounted for this arrangement under Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation, EITF Issue No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25, and EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44. Accordingly, on November 20, 2001, the date on which this arrangement was approved by the stockholders, the Company measured total compensation expense to be $10,595,492 based on the intrinsic value of the stock on that date. The amount of compensation expense was initially deferred and amortized ratably over the vesting periods of the restricted stock. In February 2002, the terms of the restricted stock agreement were amended, pursuant to which the Company may repurchase unvested shares at the then fair value in certain circumstances. Also, in connection with this amendment, the CEO surrendered 50,000 shares of his nonqualified stock options in the Company. Because the repurchase rights on unvested shares are now at fair value, the Company fully amortized the remaining portion of the deferred compensation expense, or $10,144,939, associated with the restricted stock at the time the repurchase rights were amended. Such amortization of deferred compensation was recorded as stock-based compensation in the accompanying consolidated statements of operations.

(8)  Long Term Debt

  (a)
  Subordinated Promissory Notes, Principal Amount $20,000,000

        On September 20, 2002, the Company sold units ("Units") having an aggregate purchase price of $20,000,000 for the purpose of financing part of the Wampole acquisition (Note 5(a)). Each Unit consists of (i) a subordinated promissory note (a "10% Subordinated Note") in the principal amount of $50,000 and (ii) a warrant to acquire 400 shares of the Company's common stock. In the aggregate, the Company issued 10% Subordinated Notes in the principal amount of $20,000,000 and warrants to purchase 160,000 shares of its common stock with an exercise price of $13.54 per share to the note subscribers. Interest accrues at 10% per annum on the outstanding principal amount and is payable quarterly in arrears on the first day of each calendar quarter starting October 1, 2002. The 10% Subordinated Notes mature on September 20, 2008, subject to acceleration in certain circumstances, and the Company may prepay the 10% Subordinated Notes at any time subject to certain prepayment penalties. The Company may, at its option, repay the 10% subordinated notes and pay any prepayment penalty, if applicable, in cash or in shares of its common stock valued at 95% of the average closing price of such stock over the ten consecutive trading days immediately preceding the payment date. The 10% Subordinated Notes are expressly subordinated to up to $150,000,000 of indebtedness for borrowed money incurred or guaranteed by the Company plus any other indebtedness incurred by the Company to finance an acquisition. The warrants are fully vested and may be exercised at any time on or prior to the tenth anniversary of their date of issuance.

        The Company allocated $1,200,000 of the principal amount from the 10% Subordinated Notes to the warrants as original issuance discount, which represents the fair value of the warrants at the date of issuance. In addition, the placement agent for the offering of the 10% Subordinated Notes received cash commissions and an expense allowance totaling $970,421 and a warrant to purchase 37,700 shares of the Company's common stock at the closing, the terms of which are identical to the warrants issued to the subscribers. The value of the warrant issued to the placement agent, $302,008, and the cash commission and expense allowance are recorded as deferred financing costs. The original issuance discount related to the warrants issued to the subscribers and the deferred financing costs are being amortized to interest expense over the six year term of the 10% Subordinated Notes. Total interest expense, including amortization of original issuance discount, for the three and nine months ended September 30, 2002 was $60,357.

        Among the purchasers of the 10% Subordinated Notes are four directors and officers of the Company, including an entity related to the Company's CEO, who purchased an aggregate of 37 Units, or $1,850,000 in principal, and 14,800 warrants to purchase the Company's common stock at $13.54 per share.

  (b)
  Subordinated Promissory Notes, Principal Amount $9,000,000, and Convertible Subordinated Promissory Notes, Principal Amount $6,000,000

        On September 20, 2002 the Company sold subordinated promissory notes in an aggregate principal amount of $9,000,000 (the "9% Subordinated Notes") and subordinated convertible promissory notes in an aggregate principal amount of $6,000,000 (the "3% Convertible Notes") for the purpose of financing part of the Wampole acquisition (Note 5(a)). The 9% Subordinated Notes and the 3% Convertible Notes bear interest at 9% and 3% per annum, respectively, on the outstanding principal balance and are payable quarterly in arrears on the first day of each calendar quarter starting October 1, 2002. The Company recorded total interest expense on these notes of $29,836 for the three and nine months ended September 30, 2002. Both the 9% Subordinated Notes and the 3% Convertible Notes mature on September 20, 2008. Upon maturity of the 9% Subordinated Notes and 3% Convertible Notes, the Company has the option to repay the principal amount in cash or in shares of its common stock valued at 95% of the average closing price of such stock over the ten consecutive trading days immediately prior to the payment date. The Company may prepay the $9% Subordinated Notes in whole or in part at any time subject to a prepayment premium. The 9% Subordinated Notes and 3% Convertible Notes are expressly subordinated to up to $150,000,000 of indebtedness for borrowed money incurred or guaranteed by the Company plus any other indebtedness incurred by the Company to finance an acquisition, provided that the 9% Subordinated Notes and 3% Convertible Notes rank equally with each other and with the 10% Subordinated Notes. An entity related to the Company's CEO purchased 3% Convertible Notes in the aggregate principal amount of $3,000,000.

        At any time prior to the maturity date, holders of the 3% Convertible Notes have the option to convert all of their outstanding principal amount and unpaid interest into the Company's common stock at a conversion price equal to $17.45 per share, which was 125% of the average closing price of the Company's common stock over the ten consecutive trading days ending two days prior to September 20, 2002. Additionally, the outstanding principal amount and unpaid interest of the 3% Convertible Notes will automatically convert into common stock of the Company at a conversion price equal to $17.45 if, at any time after September 20, 2004, the average closing price of the Company's common stock in any consecutive thirty-day period is greater than $22.67.

  (c)
  Early Extinguishment of Subordinated Promissory Notes

        On March 6, 2002, the Company prepaid its then outstanding subordinated promissory notes ("Subordinated Bridge Notes") having an aggregate principal amount of $20,000,000 and related accrued interest of $568,383 using the proceeds from the issuance of series A redeemable convertible preferred stock ("Series A Preferred Stock") (Note 9). The original maturity date of the Subordinated Notes was April 1, 2002, with an extension option, and interest accrued at 12% per annum, or 18% if and when maturity date was extended. The Subordinated Bridge Notes were convertible into shares of the Company's Series A Preferred Stock at the option of the holder. Due to this convertible nature, the Company recorded a discount on the notes in the form of a beneficial conversion feature of $3,242,744 in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value assigned to the beneficial conversion feature was being amortized to interest expense over the life of the Subordinated Bridge Notes.

        The Company accounted for the prepayment of the Subordinated Bridge Notes and the reacquisition of the related beneficial conversion feature as an early extinguishment of debt and recorded an extraordinary gain of $8,505,989. In accordance with EITF Issue Nos. 98-5 and 00-27, the extraordinary gain was calculated by first allocating the reacquisition price to the beneficial conversion feature, measured based on its intrinsic value at the date of extinguishment, with the residual amount allocated to the Subordinated Bridge Notes.

        An entity related to the Company's CEO was a holder of a $10,000,000 Subordinated Bridge Note and holds a warrant, issued in connection with such notes, to purchase 27,594 shares of the Company's common stock at $18.12 per share.

(9)  Series A Preferred Stock

        In March 2002, the Company sold to private investors 531,913 shares of Series A Preferred Stock at $39.01 per share for gross proceeds of $20,749,990 for purposes of prepaying the Subordinated Bridge Notes (Note 8(c)). The terms of these shares of Series A Preferred Stock are identical to those shares issued in December 2001. Each share of Series A Preferred Stock accrues dividends on a quarterly basis at $2.10 per annum, but only on those days when the closing price of the Company's common stock is less than $15. The Company's stock price closed below $15 for 14 trading days during the three months ended September 30, 2002, and therefore, the Company accrued dividends of $184,719 during this period. Dividends accrued are payable only if declared by the board of directors. Until December 31, 2003, accrued dividends must be paid in the Company's common stock. The number of shares of common stock to be issued in payment of any accrued dividends is equal to such number as is determined by dividing the aggregate amount of the accrued dividend then payable by the greater of (i) $15 or (ii) the average market price during the 30 trading day period immediately preceding the date such dividend is declared. Thereafter, the Company has the option to pay dividends in cash or common stock. The number of shares of common stock to be issued upon any voluntary conversion of one share of Series A Preferred Stock is equal to such number as is determined by dividing $30 by the conversion price in effect at the time of conversion. As of September 30, 2002, the conversion price was $15, subject to adjustment. The effective purchase price for the shares of common stock underlying the Series A Preferred Stock issued in March 2002 represented a $2.70 (or 12%) discount to the fair value of the Company's common stock on the issuance date. In accordance with EITF Issue No. 98-5 and EITF Issue No. 00-27, the Company recorded a discount in the form of a beneficial conversion feature on this issue of Series A Preferred Stock of $2,867,011, which is being amortized to accumulated deficit over the redemption period (as discussed below). The amortization of this discount reduces earnings available to common stockholders in the computation of earnings per share (Note 10). Upon conversion of the Series A Preferred Stock into the Company's common stock, the amortization of the discount in the form of a beneficial conversion feature is accelerated. The total amount of the discount amortized during the three and nine months ended September 30, 2002 was $7,095,098 and $9,538,107, respectively. Starting on December 20, 2003, the Company may convert any remaining Series A Preferred Stock into common stock in the event that the average closing price of its common stock exceeds $20 for any consecutive 30 trading day period. During the three and nine months ended September 30, 2002, 1,742,347 and 2,203,853 shares were converted into 3,484,694 and 4,407,706 shares of the Company's common stock, respectively.

        Because the Series A Preferred Stock may be redeemed upon a vote by the holders of at least two-thirds of the outstanding Series A Preferred Stock on or after June 30, 2011, the Company has classified the outstanding Series A Preferred Stock outside of stockholders' equity in the accompanying consolidated balance sheets. The redemption price per share of Series A Preferred Stock will be equal to $30 plus a premium calculated at 5% per annum from the date of issuance. The Company recorded a premium of $585,910 and $1,945,222 for the three and nine months ended September 30, 2002, respectively, which reduced earnings available to common stockholders in the computation of earnings per share (Note 10).

(10) Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine months Ended September 30,
	2002	2001	2002	2001
Numerator:
Income (loss) from continuing operations	$1,141,335	$(287,805)	$(29,361,691)	$573,198
Dividends, premium and amortization of beneficial conversion feature related to Series A Preferred Stock (Note 9)	(7,865,727)	—	(11,668,048)	—

(Loss) income from continuing operations available to common stockholders	(6,724,392)	(287,805)	(41,029,739)	573,198
Income from discontinued operations	—	441,121	—	603,064

(Loss) income before extraordinary item and accounting change	(6,724,392)	153,316	(41,029,739)	1,176,262
Extraordinary gain	—	—	8,505,989	—
Cumulative effect of a change in accounting principle	—	—	(12,148,205)	—

Net (loss) income available to common stockholders	$(6,724,392)	$153,316	$(44,671,955)	$1,176,262

Denominator:
Weighted average shares*	10,355,725	6,455,570	8,653,333	6,310,991

(Loss) income per share—basic and diluted:
(Loss) income from continuing operations available to common stockholders	$(0.65)	$(0.04)	$(4.74)	$0.09
Income from discontinued operations	—	0.06	—	0.10

(Loss) income before extraordinary item and accounting change	(0.65)	0.02	(4.74)	0.19
Extraordinary gain	—	—	0.98	—
Cumulative effect of a change in accounting principle	—	—	(1.40)	—

Net (loss) income available to common stockholders	$(0.65)	$0.02	$(5.16)	$0.19

*
The number of weighted average shares for the three and nine months ended September 30, 2001 represents the weighted average number of Innovations common shares outstanding as of the date of its incorporation, giving effect to the fixed exchange ratio set forth in the Merger Agreement and related agreements and the related stock split (Note 1).

        The Company had the following potential dilutive securities outstanding on September 30, 2002: (a) options and warrants to purchase an aggregate of 3,402,219 shares of the Company's common stock at a weighted average exercise price of $14.87 per share, (b) Series A Preferred Stock convertible into an aggregate of 646,120 shares of the Company's common stock, (c) 3% Convertible Notes convertible into an aggregate of 343,840 shares of the Company's common stock, (d) 1,357,771 shares of unvested restricted common stock issued to certain executive officers, and (e) 15,902 shares of common stock held in escrow. These potential dilutive securities were not included in the computation of diluted loss per share because the inclusion thereof would be antidilutive. There were no dilutive securities outstanding during the three and nine months ended September 30, 2001.

(11) Comprehensive Income

        The Company's comprehensive income consists of foreign currency translation adjustments. Comprehensive income for the three months ended September 30, 2002 and 2001 was $1,013,598 and $212,331 more than reported net income (loss), respectively, and for the nine months ended September 30, 2002 and 2001 $3,272,569 and $194,718 more than reported net (loss) income, respectively.

(12) Derivative Instrument

        The Company entered into an interest rate swap agreement with one of its lenders effective February 25, 2002, which applies to certain of its term loans and protects both the Company and the lender against fluctuation in the London Interbank Offered Rate ("LIBOR"). The term loans originally accrue interest at LIBOR plus a range of 1.50% to 3.50%, depending on the type of loan (senior or junior). Under the interest rate swap agreement, the LIBOR rate is set at a minimum of 3.36% and a maximum of 5.00%. The Company accounts for this derivative instrument in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments. During the three months ended September 30, 2002, the Company determined that the hedge of the interest rate swap agreement against the term loan was ineffective. Accordingly, the Company recorded a charge of $1,268,927 to mark to market this interest rate swap agreement for the three months ended September 30, 2002, which was recorded in other expense, net, in the accompanying statements of operations.

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

        The Company evaluates performance based on earnings, excluding noncash and nonrecurring items, before interest expense, taxes, depreciation and amortization ("EBITDA"). Segment information for the three and nine months ended September 30, 2002 and 2001, respectively, is as follows:

	Consumer Products	Clinical Diagnostics Products	Corporate and Other	Total
Three Months Ended September 30, 2002
Net product sales from external customers	$45,797,816	$6,364,437	$—	$52,162,253
License and other revenue	1,646,207	138,856	—	1,785,063

Net revenue	47,444,023	6,503,293	—	53,947,316
EBITDA	$7,573,133	$578,897	$(1,120,468)	$7,031,562
Nine months Ended September 30, 2002
Net revenue from external customers	$122,167,722	$16,969,887	$—	$139,137,609
License and other revenue	3,473,550	292,243	—	3,765,793

Net revenue	125,641,272	17,262,130	—	142,903,402
EBITDA	$13,068,346	$1,918,960	$(3,939,248)	$11,048,058
Assets	$236,940,124	$38,972,644	$65,014,605	$340,927,373
At December 31, 2001
Assets	$194,322,644	$42,023,783	$42,174,717	$278,521,144
Three Months Ended September 30, 2001
Net product sales from external customers	$8,630,028	$2,529,000	$—	$11,159,028
EBITDA	$800,052	$231,000	$(226,833)	$804,219
Nine months Ended September 30, 2001
Net product sales from external customers	$26,504,388	$7,786,000	$—	$34,290,388
EBITDA	$4,857,134	$604,000	$(460,759)	$5,000,375
	Three Months Ended September 30,
			Nine months Ended September 30,
Reconciliation of EBITDA to Income (Loss) from Continuing Operations:
	2002	2001	2002	2001
EBITDA	$7,031,562	$804,219	$11,048,058	$5,000,375
Depreciation and amortization expense	(2,591,314)	(823,585)	(7,385,341)	(2,330,048)
Interest expense	(1,359,232)	(203,792)	(6,860,570)	(927,372)
Income taxes	(670,754)	(64,647)	(1,826,675)	(1,169,757)
Noncash and nonrecurring charges	(1,268,927)	—	(24,337,163)	—

Income (loss) from continuing operations	$1,141,335	$(287,805)	$(29,361,691)	$573,198

(14) Recently Issued Accounting Standards

        In June 2001, the FASB issued SFAS No. 142, which addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. Effective January 1, 2002, all existing acquired goodwill and other intangible assets with indefinite lives are no longer amortized to expense, with early adoption required for all goodwill and other intangible assets with indefinite lives acquired subsequent to June 30, 2001. The statement also provides specific guidance for determining and measuring impairment of all goodwill and other intangible assets. The Company recorded goodwill amortization of $150,800 and $452,400 for the three and nine months ended September 30, 2001, respectively. Had SFAS No. 142 been effective during 2001, the Company's (loss) income from continuing operations would have been $(137,005) and $1,025,598 for the three and nine months ended September 2001, respectively, and net income would have been $304,116 and $1,628,662 for the three and nine months ended September 2001, respectively. On a per share basis, (loss) income from continuing operations would have been $(0.02) and $0.16 for the three and nine months ended September 2001, respectively, and net income would have been $0.05 and $0.26 for the three and nine months ended September 2001, respectively. At September 30, 2002, the total amount of goodwill and other intangible assets with indefinite lives affected by this statement was $126,500,858, which was all acquired subsequent to June 30, 2001. Also, upon the adoption of SFAS No. 142, the Company recorded a goodwill impairment charge of $12,148,205 during the first quarter of 2002 (Note 6).

        In August 2001, the FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spin-off be considered held and used until it is disposed of. The changes in this statement require that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broaden the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also provides guidance for determining and measuring impairment of long-lived and intangible assets, which do not materially differ from previous guidance. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early adoption encouraged. The provisions of this statement generally are to be applied prospectively. During the first quarter of 2002, the Company recorded an impairment charge to its carrying value of certain trademarks and brand names of $12,681,581 in accordance with SFAS No. 144 (Note 6).

        In November 2001, the EITF issued EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF Issue No. 01-9 establishes accounting and reporting standards for vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer. The Company offers certain sales incentives that fall within the scope of EITF Issue No. 01-9, such as free goods, slotting fees and cooperative advertising, to some of its customers. The Company adopted the provisions of this consensus in 2002, the effect of which was a net reclassification of $430,443 and $1,382,967 from sales and marketing expenses and cost of sales to net product sales during the three and nine months ended September 30, 2001, respectively, for comparative purposes.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64 Amendment of FASB Statement No. 13 and Technical Corrections which addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on the extinguishment of debt that does not meet the criteria of APB Opinion No. 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. Upon adoption of SFAS No. 145, all prior periods presented will be required to be restated. The Company plans to adopt SFAS No. 145 on January 1, 2003. Upon adoption, the Company's after tax extraordinary gain from the early extinguishment of subordinated promissory notes recorded in the first quarter of 2002 will be reclassified to earnings from continuing operations.

(15) Litigation Settlements

  (a)
  Becton, Dickinson and Company v. Inverness Medical Technology, Inc.

        On January 3, 2000, Becton, Dickinson and Company ("BD") filed suit against Selfcare, Inc., which became IMT, alleging that certain pregnancy and ovulation products sold by IMT (and now by the Company) infringe certain BD patents. In connection with the split-off from IMT, the Company assumed all obligations and liabilities of IMT arising out of this matter. The parties settled this litigation during the third quarter of 2002. In the settlement, neither party admitted any liability and the Company obtained a fully paid-up, royalty-free license from BD for an amount which was not material to it.

  (b)
  Intervention, Inc v. Selfcare, Inc. and Companion Cases

        In May 1999, Intervention, Inc., a California corporation, filed separate suits, which were subsequently consolidated, against IMT (formerly known as Selfcare, Inc.), four of its private label customers (now the Company's customers) and its major competitors (now the Company's competitors) and their private label customers alleging that, under Section 17200 of the California Business and Professions Code, the defendants' labeling on their home pregnancy tests is misleading as to the level of accuracy under certain conditions. The plaintiff sought restitution of profits on behalf of the general public, injunctive relief and attorneys' fees. Conopco, Inc. ("Conopco"), predecessor to Unipath US, was also a defendant in this litigation. In connection with the split-off from IMT and the acquisition of the Unipath business from Unilever, the Company assumed the defense of IMT and Unipath US and agreed to assume all obligations and liabilities of IMT and Unilever arising out of this matter. More recently the case was split such that Unipath US was a defendant in one case and the Company and its private label customers were defendants in another case. The parties to both cases fully settled all claims as of May 31, 2002 and both cases were subsequently dismissed with prejudice on June 21, 2002. The terms of the settlement require the defendants to make certain disclosures in their packaging and advertising of certain pregnancy test products and the Company and Unipath US paid a total of $260,250 towards the plaintiff's attorney's fees and costs. No other monetary payment is required.

22

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

        We develop, manufacture and market consumer healthcare products, including self-test diagnostic products for the women's health market and vitamins and nutritional supplements. We also develop, manufacture and market a wide variety of clinical diagnostic products for use by medical and laboratory professionals.

        Our consumer self-test diagnostic products, which include home pregnancy detection tests and home ovulation prediction tests, allow individuals to obtain accurate information regarding various medical conditions on a confidential, nonprescription basis, without the expense, inconvenience and delay associated with physician visits or laboratory testing. The information gives individuals greater control over their health and their lives, allowing them to make informed decisions and take action to protect their health, alone or in consultation with health care professionals. We also sell a wide variety of vitamins and nutritional supplements that similarly empower health conscious individuals. Our clinical diagnostic products are intended to make disease diagnosis easier and more efficient for medical professionals.

        On December 20, 2001, we acquired Unipath Limited, a global leader in home pregnancy and ovulation testing and natural family planning, and its associated companies and assets (the "Unipath business") from Unilever Plc ("Unilever") and certain entities affiliated with Unilever. The acquisition of the Unipath business provides us with leading brand name consumer diagnostic products that compliment our existing value branded and private label home pregnancy detection and ovulation prediction products. Together with the acquisition of the Unipath business, we also acquired rights to certain antibody clones and other intellectual property rights.

        On March 19, 2002, we acquired IVC Industries, Inc. ("IVC"), a manufacturer and distributor of various vitamin and nutritional supplement products sold under brand names and through private label arrangements with retailers. With the addition of IVC, we are in the process of consolidating our vitamin and nutritional supplement manufacturing at IVC and discontinuing most of our outsourced manufacturing arrangements. The aggregate purchase price of IVC was approximately $27.2 million, which consisted of $5.6 million in cash representing $2.50 for each outstanding share of IVC's common stock, fully-vested stock options to purchase an aggregate of 115,744 shares of our common stock with an aggregate fair value of $1.3 million, approximately $1.5 million in estimated costs to exit certain activities of IVC, primarily severance costs, $17.4 million in assumed debt and approximately $1.4 million in estimated direct acquisition costs. The acquisition was funded by our existing cash.

        On May 22, 2002, we announced the public offering of 1.6 million shares of our common stock which generated proceeds of $34.2 million after deducting underwriter's commissions and other offering costs.

        On September 20, 2002, we acquired the Wampole Division ("Wampole") from MedPointe Inc., a developer and distributor of clinical diagnostics and point-of-care medical diagnostics products in the

United States. This acquisition allows us to dramatically expand our clinical diagnostics business and we are now a leading U.S. provider of specialized in vitro diagnostic testing products to the medical profession. Wampole's products are sold to hospitals, major reference testing laboratories, physician's offices and clinics through an extensive distribution network. The acquisition of Wampole also provides us with certain intellectual property. The aggregate purchase price of Wampole was approximately $71.5 million, which consisted of $70.0 million in cash and approximately $1.5 million in estimated direct acquisition costs. The acquisition was funded by our existing cash and $35.0 million in subordinated debt, the terms of which are discussed in the section titled "Liquidity and Capital Resources".

Recent Developments

Pending Merger with Ostex International, Inc.

        On September 6, 2002, we entered into an agreement and plan of merger with Ostex International, Inc. ("Ostex"). Ostex develops and commercializes osteoporosis diagnostic products. At the effective time of the merger, each outstanding share of Ostex common stock will be converted into the right to receive a number of shares of our common stock equal to a conversion ratio that will be calculated by dividing 2.3 million by the sum of (i) the total number of shares of Ostex common stock outstanding immediately prior to the effective time of the merger; and (ii) the total number of shares of Ostex common stock subject to outstanding stock options and warrants that we will assume in the merger. The transaction is subject to approval by Ostex shareholders, receipt of certain third-party consents and other customary closing conditions. We expect this merger to provide us with leading-edge intellectual property rights in the field of osteoporosis testing, synergies through Ostex' existing and in-process intellectual property and the elimination of redundancies, the ability to increase sales of Ostex' existing products through the use of our marketing and distribution channels, and the opportunity for significant cost savings.

Results of Operations

        Net Product Sales.    Net product sales for the three months ended September 30, 2002 increased $41.0 million, or 367%, to $52.2 million from $11.2 million for the three months ended September 30, 2001. Net product sales for the nine months ended September 30, 2002 increased $104.8 million, or 306%, to $139.1 million from $34.3 million for the nine months ended September 30, 2001. The significant increase resulted predominantly from our acquisitions of the Unipath business and IVC. The Unipath business, which was acquired in December 2001, generated net product sales of $23.4 million and $67.2 million for the three and nine months ended September 30, 2002, respectively. IVC, which we acquired in March 2002, contributed $13.9 million and $28.9 million to our revenue growth during the three and nine months ended September 30, 2002, respectively. In terms of product revenue growth by reporting segment, net product sales of our consumer products segment, which includes our consumer diagnostic products mostly targeted toward the women's health market and our vitamins and nutritional supplements, were $45.8 million for the three months ended September 30, 2002, an increase of $37.2 million, or 431%, as compared to $8.6 million for the three months ended September 30, 2001. Net product sales of this consumer products segment were $122.2 million for the nine months ended September 30, 2002, an increase of $95.7 million, or 361%, as compared to $26.5 million for the nine months ended September 30, 2001. Net product sales of our clinical diagnostics products segment were $6.4 million for the three months ended September 30, 2002, an increase of $3.8 million, or 152%, from $2.5 million for the three months ended September 30, 2001. Net product sales of this clinical diagnostics products segment were $17.0 million for the nine months ended September 30, 2002, an increase of $9.2 million, or 118%, from $7.8 million for the nine months ended September 30, 2001. The sales growth of our clinical diagnostic products was mostly the result of the addition of the Unipath business.

        License and Other Revenue.    License and other revenue represent license and royalty fees from intellectual property license agreements with third-parties. Our license and royalty revenue for the three and nine months ended September 30, 2002 was derived almost entirely out of license agreements acquired as part of the Unipath business. We also acquired a few revenue generating license agreements with our acquisition of Wampole. For the three and nine months ended September 30, 2002, license revenue amounted to $1.8 million and $3.8 million, respectively. There was no license and other revenue in 2001.

        Gross Profit from Net Product Sales.    Gross profit from net product sales represents total gross profits less gross profits associated with license and other revenue. Gross profit from net product sales for the three months ended September 30, 2002 increased $18.5 million, or 363%, to $23.6 million from $5.1 million for the three months ended September 30, 2001. Gross profit from net product sales for the nine months ended September 30, 2002 increased $46.9 million, or 285%, to $63.4 million from $16.5 million for the nine months ended September 30, 2001. The general increases in gross profit from net product sales from 2001 to 2002 primarily resulted from the addition of the Unipath business which generated total gross profit of $13.8 million and $39.9 million for the three and nine months ended September 30, 2002, respectively. Additionally, IVC contributed $2.1 million and $3.9 million of the increase in gross profit from net product sales during the three and nine months ended September 30, 2002, respectively. Total gross margin from net product sales was 45% and 46% for the three and nine months ended September 30, 2002, respectively, compared to 46% and 48% for the three and nine months ended September 30, 2001, respectively. The slightly lower gross margin from net product sales in 2002 resulted primarily from lower margins on IVC's products and Unipath's clinical diagnostic products. In terms of gross profit by reporting segment, for the three months ended September 30, 2002, gross profit from our consumer product sales was $20.5 million, an increase of $16.8 million, or 454%, from $3.7 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, gross profit from our consumer product sales was $55.7 million, an increase of $43.6 million, or 361%, from $12.1 million for the nine months ended September 30, 2001. Gross margin from our consumer product sales was 45% and 46% for the three and nine months ended September 30, 2002, respectively, as compared to 43% and 46% for the three and nine months ended September 30, 2001. For the three months ended September 30, 2002, gross profit from our clinical diagnostics product sales was $3.0 million, an increase of $1.6 million, or 119%, from $1.4 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, gross profit from our clinical diagnostics product sales was $7.7 million, an increase of $3.3 million, or 76%, from $4.4 million for the nine months ended September 30, 2001. Gross margin from our clinical diagnostic product sales was 48% and 45% for the three and nine months ended September 30, 2002, respectively, as compared to 55% and 56% for the three and nine months ended September 30, 2001, respectively.

        Charge Related to Asset Impairment.    In the first quarter of 2002, we recorded a noncash impairment charge of $12.7 million to write-off a portion of the value that was assigned to trademarks and brand names related to certain of our nutritional supplement lines that we bought in 1997. This charge was recorded in connection with the results of a separate impairment review performed on the carrying value of the goodwill related to such nutritional supplement lines, as discussed below in the caption "Cumulative Effect of a Change in Accounting Principle." See Note 6 of the accompanying "Notes to Consolidated Financial Statements." No impairment charge was recorded during the second or third quarter of 2002 or the comparative periods in 2001.

        Research and Development Expense.    Research and development expense for the three months ended September 30, 2002 increased $3.2 million, or 853%, to $3.6 million from $378,000 for the three months ended September 30, 2001. Research and development expense for the nine months ended September 30, 2002 increased $9.5 million, or 921%, to $10.5 million from $1.0 million for the nine months ended September 30, 2001. The significant increase resulted primarily from the addition of the

Unipath business, which houses a large research and development center in its facility in Bedford, England. Prior to the acquisition of the Unipath business, our research and development expense was mostly related to clinical diagnostic products incurred by our subsidiary, Orgenics Ltd. ("Orgenics"), in Israel. We currently expect to continue to invest heavily in research and development for the foreseeable future.

        Sales and Marketing Expense.    Sales and marketing expense for the three months ended September 30, 2002 increased $9.3 million, or 557%, to $11.0 million from $1.7 million for the three months ended September 30, 2001. Sales and marketing expense for the nine months ended September 30, 2002 increased $24.9 million, or 446%, to $30.5 million from $5.6 million for the nine months ended September 30, 2001. Of these increases, $7.2 million and $20.2 million for the three and nine months ended September 30, 2002, respectively, resulted from the addition of the Unipath business. IVC also contributed $1.3 million and $3.0 million to the increase in sales and marketing expenses during the three and nine months ended September 30, 2002, respectively. The remaining increase in sales and marketing expenses resulted primarily from our new radio advertising efforts in an attempt to boost our nutritional supplement product sales. Sales and marketing expense as a percentage of net product sales increased to 21% and 22% for the three and nine months ended September 30, 2002, respectively, from 15% and 16% for the three and nine months ended September 30, 2001, respectively.

        General and Administrative Expense.    General and administrative expense for the three months ended September 30, 2002 increased $3.1 million, or 102%, to $6.2 million from $3.1 million for the three months ended September 30, 2001. General and administrative expense for the nine months ended September 30, 2002 increased $13.1 million, or 191%, to $20.0 million from $6.9 million for the nine months ended September 30, 2001. The addition of the Unipath business contributed $2.8 million and $9.8 million to the increases in general and administrative expenses in the three and nine months ended September 30, 2002, respectively. IVC also contributed $650,000 and $1.6 million to the increases in general and administrative expenses in the three and nine months ended September 30, 2002, respectively. During the three and nine months ended September 30, 2002, we also incurred approximately $258,000 and $1.9 million, respectively, in legal fees for our defenses in certain litigations which were inactive during the same periods in 2001. Certain litigations were settled during the nine months ended September 30, 2002 (see Part II. Item 1. "Legal Proceedings". General and administrative expense as a percentage of net product sales decreased to 12% and 14% for the three and nine months ended September 30, 2002, respectively, from 27% and 20% for the three and nine months ended September 30, 2001.

        Stock-Based Compensation.    During the nine months ended September 30, 2002, we recorded noncash compensation expenses of $10.2 million. During the first quarter of 2002, the noncash compensation charge was $10.1 million, which represents the amortization of the remaining deferred compensation recorded in 2001 in connection with the sale of restricted stock to our chief executive officer. We recorded this deferred compensation because the stock was sold below its market value on the measurement date. The deferred compensation was originally set to amortize over the vesting period of the restricted stock. However, due to an amendment in the terms of the restricted stock agreement in February 2002, we fully amortized the deferred compensation at that time. See Note 7 of the accompanying "Notes to Consolidated Financial Statements." There was no charge for stock-based compensation during the three months ended September 30, 2002 and the three and nine months ended September 30, 2001.

        Interest Expense.    Interest expense for the three months ended September 30, 2002 increased $1.2 million, or 567%, to $1.4 million from $204,000 for the three months ended September 30, 2001. Interest expense for the nine months ended September 30, 2002 increased $5.9 million, or 640%, to $6.9 million from $927,000 for the nine months ended September 30, 2001. The significant increase in interest expense resulted from various debt financings obtained to fund the acquisition of the Unipath business in December 2001. Also, of the total increase in interest expense for the three and nine months ended September 30, 2002, $43,000 and $2.8 million, respectively, were noncash and represented the amortization of original issue discount and beneficial conversion features related to such debt financings. We expect interest expense to continue to increase as a result of additional debt of $35.0 million obtained to finance part of the acquisition of Wampole on September 20, 2002. See Note 8(a) and 8(b) of the accompanying "Notes to Consolidated Financial Statements."

        Other Expense, Net.    Other expense, net, includes interest income and other income and expenses. Interest income for the three months ended September 30, 2002 increased by $398,000, or 1679%, to $421,000 from $24,000 for the three months ended September 30, 2001. Interest income for the nine months ended September 30, 2002 increased by $1.0 million, or 1049%, to $1.1 million from $98,000 for the nine months ended September 30, 2001. The increase in interest income resulted from higher average cash balances during the three and nine months ended September 30, 2002 due to a follow-on public offering of 1.6 million shares of our common stock at $23 per share in May 2002 and a $41.4 million capitalization by IMT during our split-off from IMT in November 2001. A significant portion of other income and expense generally represents foreign currency exchange gains and losses. For the three months ended September 30, 2002, we recognized $110,000 in foreign exchange transaction gains as compared to $12,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, we recognized $1.3 million in foreign exchange transaction losses as compared to $375,000 for the nine months ended September 30, 2001. The significant amount of foreign exchange transaction losses recorded through the nine months ended September 30, 2002 resulted from the weak US Dollar versus the Japanese Yen and Euro as one of our bank loans is denominated in Japanese Yen and certain receivables and payables of our Irish subsidiary are denominated in the US Dollar while its functional currency is the Euro. Also, during the three months ended September 30, 2002, we recorded a noncash charge of $1.3 million in other expenses, net, to mark to market an interest rate swap agreement as its hedge was deemed ineffective at September 30, 2002. See Note 12 of the accompanying "Notes to Consolidated Financial Statements." We did not use derivative financial instruments during 2001.

        Income Taxes.    For the three and nine months ended September 30, 2002, we recorded provisions of $671,000 and 1.8 million, respectively, for income taxes compared to $65,000 and $1.2 million for the three and nine months ended September 30, 2001, respectively. Of the provision recorded for the three and nine months ended September 30, 2002, $611,000 and $1.7 million, respectively, related to the Unipath business. The remaining business recorded a total provision of $60,000 and $153,000 for the three and nine months ended September 30, 2002, respectively, as compared to $65,000 and $1.2 million for the three and nine months ended September 30, 2001, respectively. This decrease resulted from corporate losses available to offset profits in the U.S. businesses.

        Income (Loss) from Continuing Operations.    For the three months ended September 30, 2002, we generated income from continuing operations of $1.1 million while for the nine months ended September 30, 2002, we generated a loss from continuing operations of $29.4 million. After taking into account charges for dividends, redemption premium and amortization of beneficial conversion feature with respect to our series A redeemable convertible preferred stock, we had a loss from continuing operations available to common stockholders of $6.7 million, or $0.65 per basic and diluted share, for the three months ended September 30, 2002 and $41.0 million, or $4.74 per basic and diluted share, for the nine months ended September 30, 2002. The significant loss for the nine months ended September 30, 2002 resulted from various factors as described above. For the three months ended September 30, 2001, we generated a loss from continuing operations of $288,000, or $0.04 per basic and diluted share, while for the nine months ended September 30, 2001, we generated income from continuing operations of $573,000, or $0.09 per basic and diluted share.

        Income from Discontinued Operations.    During the three and nine months ended September 30, 2001, we recorded income from discontinued operations of $441,000 and $603,000, respectively. The discontinued operations represent the diabetes related segments of the entities contributed to us through the split-off from IMT, that were then immediately transferred back to IMT on November 21, 2001. See Note 1 of the accompanying "Notes to Consolidated Financial Statements."

        Extraordinary Gain.    During the first quarter of 2002, we recorded a net extraordinary gain of $8.5 million related to the early retirement of our subordinated promissory notes and the repurchase of the beneficial conversion feature associated with these subordinated promissory notes. See Note 8(c) of the accompanying "Notes to Consolidated Financial Statements." There were no extraordinary items in the second or third quarter of 2002 or the comparative periods in 2001.

        Cumulative Effect of a Change in Accounting Principle.    On January 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires annual independent appraisals to be obtained for all reporting units, as defined in the statement, with values recorded for goodwill. Based on the results of an independent appraisal obtained on the nutritional supplements business that we acquired in 1997, we recorded an impairment charge of $12.1 million to write-off the carrying value of the goodwill related to that business during the first quarter of 2002. This impairment charge was recorded as a cumulative effect of a change in accounting principle. See Note 6 of the accompanying "Notes to Consolidated Financial Statements." There were no other charges due to a change in accounting principle in the second or third quarter of 2002 or the comparative periods in 2001.

        Net Income (Loss).    For the three months ended September 30, 2002, we generated a net income of $1.1 million while for the nine months ended September 30, 2002, we generated a net loss of $33.0 million. After taking into account charges for dividends, redemption premium and amortization of beneficial conversion feature with respect to our series A redeemable convertible preferred stock, we had a net loss available to common stockholders of $6.7 million, or $0.65 per basic and diluted share, for the three months ended September 30, 2002 and $44.7 million, or $5.16 per basic and diluted share, for the nine months ended September 30, 2002. The significant loss for the nine months ended September 30, 2002 resulted from various factors as described above. For the three months ended September 30, 2001, we generated a net income of $153,000, or $0.02 per basic and diluted share, and for the nine months ended September 30, 2001, we generated a net income of $1.2 million, or $0.19 per basic and diluted share. See Note 10 of the accompanying "Notes to Consolidated Financial Statements" for the calculation of earnings per share.

Liquidity and Capital Resources

        As of September 30, 2002, we had cash and cash equivalents of $16.8 million, a $35.2 million decrease from December 31, 2001. We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities, as well as contributions from IMT and affiliated companies of IMT through November 2001. We generated $3.4 million in cash from our operating activities during the nine months ended September 30, 2002, which was due to an income, adjusted for noncash items, of $5.0 million, an increase in accounts payable of $6.7 million and a decrease in other current assets of $2.3 million, offset by a decrease in accrued expenses of $4.1 million and increases in accounts receivable and inventory totaling $6.4 million. During the nine months ended September 30, 2002, we used cash of $88.8 million for our investing activities, of which $71.5 million and $8.1 million were used for the acquisitions of Wampole and IVC, respectively, $5.5 million was used for restructuring costs and additional acquisition costs related to the Unipath business, and $3.4 million was used for capital expenditure purposes. During the nine months ended September 30, 2002, we generated cash of $47.7 million from financing activities, which primarily resulted from borrowings from private investors totaling $35.0 million in September 2002, our

May 2002 follow-on public offering which raised $34.2 million, net of underwriter's discounts and commissions and other offering costs, and our issuance of preferred stock for $20.6 million to private investors in March 2002. Partially offsetting the proceeds received from the issuance of these debt and equity securities were principal prepayments and repayments of $20.0 million on subordinated promissory notes in March 2002 and $21.7 million on the term loans with The Royal Bank of Scotland plc. Working capital was $22.6 million as of September 30, 2002 compared to $21.0 million as of December 31, 2001.

        On September 20, 2002, we acquired Wampole, a developer and distributor of clinical diagnostics and point-of-care medical diagnostics products primarily in the United States. This acquisition allows us to dramatically expand our clinical diagnostics business and we are now a leading U.S. provider of specialized in vitro diagnostic testing products to the medical profession. Wampole's products are sold to hospitals, major reference testing laboratories, physician's offices and clinics through an extensive distribution network. The acquisition of Wampole also provides us with significant intellectual property. The aggregate purchase price of Wampole was approximately $71.5 million, which consisted of $70.0 million in cash and approximately $1.5 million in estimated direct acquisition costs. The acquisition was funded with a portion of our existing cash and the proceeds from the issuance of $35.0 million in subordinated debt, the terms of which are discussed below.

        On September 6, 2002, we entered into an agreement and plan of merger with Ostex. Ostex develops and commercializes osteoporosis testing products. At the merger, each outstanding share of Ostex common stock will be converted into the right to receive a number of shares of our common stock equal to a conversion ratio that will be calculated by dividing 2.3 million by the sum of (i) the total number of shares of Ostex common stock outstanding immediately prior to the effective time of the merger; and (ii) the total number of shares of Ostex common stock subject to outstanding stock options and warrants that we will assume in the merger. The transaction is subject to approval by Ostex shareholders, receipt of certain third-party consents and other customary closing conditions. We expect this merger to provide us with leading-edge intellectual property rights in the field of osteoporosis testing, synergies through Ostex' existing and in-process intellectual property and the elimination of redundancies, the ability to increase sales of Ostex' existing products through the use of our marketing and distribution channels and the opportunity for significant cost savings.

        On September 20, 2002, we sold units having an aggregate purchase price of $20.0 million to private investors for the purpose of financing part of the acquisition of Wampole. Each unit consisted of (i) a 10% subordinated promissory note in the principal amount of $50,000 and (ii) a warrant to acquire 400 shares of our common stock. In the aggregate, we issued 10% subordinated notes in the principal amount of $20.0 million and warrants to purchase 160,000 shares of our common stock. In addition, the placement agent for the offering of the units received cash commissions and an expense allowance totaling $970,000 and a warrant to purchase 37,700 shares of our common stock, the terms of which are identical to the warrants sold as a part of the units. The 10% subordinated notes accrue interest on the outstanding principal amount at 10% per annum, which is payable quarterly in arrears on the first day of each calendar quarter starting October 1, 2002. Interest expense for the three and nine months ended September 30, 2002 was $60,000. The 10% subordinated notes mature on September 20, 2008, subject to acceleration in certain circumstances, and we may prepay the 10% subordinated notes at any time, subject to certain prepayment penalties. We may, at our option, repay the 10% subordinated notes and pay any prepayment penalty, if applicable, in cash or in shares of our common stock valued at 95% of the average closing price of such stock over the ten consecutive trading days immediately preceding the payment date. The 10% subordinated notes are expressly subordinated to up to $150.0 million of indebtedness for borrowed money incurred or guaranteed by us plus any other indebtedness that we incur to finance an acquisition. The warrants were fully vested upon issuance and may be exercised at any time on or prior to September 20, 2012 at an exercise price of $13.54 per share. Among the purchasers of the units were four of our directors and officers, including an entity related to our chief executive officer, who purchased an aggregate of 37 units consisting of 10% subordinated notes in the aggregate principal amount of $1,850,000 and warrants to purchase an aggregate of 14,800 shares of our common stock.

        On September 20, 2002, we also sold 9% subordinated promissory notes in an aggregate principal amount of $9.0 million and 3% subordinated convertible promissory notes in an aggregate principal amount of $6.0 million to private investors for an aggregate purchase price of $15.0 million for the purpose of financing part of our acquisition of Wampole. The 9% subordinated notes and 3% convertible notes accrue interest on the outstanding principal amount at 9% and 3% per annum, respectively, which is payable quarterly in arrears on the first day of each calendar quarter starting October 1, 2002. We recorded total interest expense on these notes of $30,000 for the three and nine months ended September 30, 2002. Both the 9% subordinated notes and the 3% convertible notes mature on September 20, 2008, subject to acceleration in certain circumstances, and we may prepay the 9% subordinated notes at any time, subject to certain prepayment penalties. We may, at our option, repay the 9% subordinated notes and the 3% convertible notes, in cash or in shares of our common stock valued at 95% of the average closing price of such stock over the ten consecutive trading days immediately preceding the payment date. At any time prior to the maturity date, the holders of the 3% convertible notes have the option to convert all of their outstanding principal amount and unpaid interest into shares of our common stock at a conversion price equal to $17.45 per share. Additionally, the outstanding principal amount and unpaid interest of the 3% convertible notes will automatically convert into common stock at a conversion price equal to $17.45 if, at any time after September 20, 2004, the average closing price of our common stock in any consecutive thirty-day period is greater than $22.67. An entity related to our chief executive officer purchased 3% convertible notes in the aggregate principal amount of $3.0 million.

        On March 19, 2002, we acquired IVC, a manufacturer and distributor of vitamins and other nutritional supplements. With the addition of IVC, we are in the process of consolidating our vitamin and nutritional supplement manufacturing at IVC and discontinuing most of our outsourced manufacturing arrangements. The aggregate purchase price of IVC was approximately $27.2 million, which consisted of $5.6 million in cash representing $2.50 for each outstanding share of IVC's common stock, fully-vested stock options to purchase an aggregate of 115,744 shares of our common stock, which options had an aggregate fair value of $1.3 million, approximately $1.5 million in estimated costs to exit certain activities of IVC, primarily severance costs, $17.4 million in assumed debt, including capital leases, and approximately $1.4 million in estimated direct acquisition costs. The acquisition was funded by our existing cash. As of September 30, 2002, IVC had a total outstanding debt balance of $17.9 million, of which $11.7 million related to a credit agreement with Congress Financial Corporation ("Congress"), a subsidiary of First Union Corporation, and $6.2 million related to various notes payable and capital leases. Under the credit agreement with Congress, as amended, IVC can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to borrowing base limitations, as defined in the agreement. The loans with Congress mature on October 16, 2003. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.50% above the bank's prime rate or, at IVC's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. The notes are collateralized by substantially all of IVC's assets. The credit agreement with Congress requires IVC to maintain minimum tangible net worth and contains various restrictions customary in such financial arrangement, including limitations on the payment of cash dividends. IVC's other notes payable and capital leases mature on various dates through July 2008.

        On March 6, 2002, we prepaid our then outstanding subordinated promissory notes ("Subordinated Bridge Notes") having an aggregate principal amount of $20,000,000 and related accrued interest of $568,000 using the proceeds from the issuance of series A redeemable convertible preferred stock ("Series A Preferred Stock").

        On December 20, 2001, one of our wholly-owned subsidiaries entered into a series of credit agreements with the Royal Bank of Scotland Plc and related entities (the "RBS Credit Agreements") for credit facilities in the original aggregate amount of $70.0 million, which were subsequently amended. The RBS Credit Agreements consisted of various term loans initially aggregating $62.5 million, of which $10.0 million were denominated in Japanese Yen, and a $2.5 million multicurrency revolving line of credit, as amended. The proceeds of the term loans were used to finance a portion of the cash used to acquire the Unipath business. Through the nine months ended September 30, 2002, we made a total of $20.0 million in principal prepayments on the senior term loans. During the nine months ended September 30, 2002, we also made a scheduled principal repayment of $1.7 million. The total outstanding principal balance under the RBS Credit Agreements as of September 30, 2002 was $41.7 million, including capitalized interest, as discussed below. The revolving line of credit is designated for use to cover certain of our liabilities and future foreign exchange contracts. Although there were no outstanding borrowings against the revolving line of credit as of September 30, 2002, we used $2.2 million of it during October 2002. We and certain of our subsidiaries are the guarantors of all obligations due under the RBS Credit Agreements. Borrowings under the RBS Credit Agreements are secured by the stock of our European subsidiaries, our intellectual property rights and the assets of our business in the United States, excluding those assets of IVC and Wampole. We must make mandatory prepayments on the loans under the RBS Credit Agreements if we meet certain cash flow thresholds, collect insurance proceeds in excess of certain thresholds, receive payments and sell assets not in the ordinary course of our business or upon a sale or change of control of our company. The per annum interest rate on the loans is the London Interbank Offered Rate ("LIBOR") plus a spread from 1.50% to 3.50% (and an additional 2.00% in case of default), depending on the type of loan (senior or junior) and the interest period. On the loans where the spread may vary, the spread depends on the ratio of our total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"). Interest at 4.00% per annum is capitalized on the junior loan which, including such capitalized interest, had a principal balance of $10.3 million at September 30, 2002. Capitalized interest may be paid upon agreement with the lender of our senior debt. The amount of capitalized interest as of September 30, 2002, was $315,000. In February 2002, we entered into an interest rate swap agreement with the bank, which applies to $34.8 to $41.7 million of the term loans that are denominated in U.S. Dollars, depending upon the interest period, and protects both parties against fluctuations in the LIBOR rate. Under the interest rate swap agreement, the LIBOR rate is set at a minimum of 3.36% and a maximum of 5.00%. Through September 30, 2002, the LIBOR rate under the interest rate swap agreement is set at 3.36%. Under the RBS Credit Agreements, as amended, we must comply with various financial and nonfinancial covenants starting in the third quarter of 2002. The primary financial covenants pertain to, among other things, interest coverage, cash flow coverage, leverage and EBITDA. For the three and nine months ended September 30, 2002, we were in compliance with these covenants, as amended. Failure to comply with these covenants may have a material adverse impact on our financial condition.

        During 1999, our subsidiary CDIL financed the purchase of one of the buildings that houses its manufacturing activities through a mortgage loan (the "CDIL Mortgage") with the seller. The outstanding balance of the CDIL Mortgage was $135,000 as of September 30, 2002. The CDIL Mortgage bears interest at 6% and is payable semiannually through 2003.

        Our subsidiary Orgenics had bank debt balances totaling $143,000 as of September 30, 2002. Orgenics' bank debt is collaterized by certain of Orgenics' assets. The notes bear interest at various rates ranging from 3.43% to 4.25% and are payable on various dates through 2003.

        In May 2002, we sold an aggregate of 1.6 million shares of our common stock in a follow-on public offering (the "Offering"). Total net proceeds from the Offering were approximately $34.2 million after deducting underwriter's commissions and other offering costs totaling $2.6 million.

        In March 2002, we sold to private investors 531,913 shares of our Series A Preferred Stock at $39.01 per share for gross proceeds of $20.75 million for purposes of prepaying the $20.0 million Subordinated Bridge Notes and related accrued interest. The terms of these shares of Series A Preferred Stock are the same as those shares issued in December 2001. Each share of Series A Preferred Stock accrues dividends on a quarterly basis at $2.10 per annum, but only on those days when the closing price of our company's common stock is less than $15. During the three and nine months ended September 30, 2002, we recorded $185,000 in dividends. Dividends accrued are payable only if declared by the board of directors. Until December 31, 2003, accrued dividends, if any, must be paid in our company's common stock. The number of shares of common stock to be issued in payment of any accrued dividends is equal to such number as is determined by dividing the aggregate amount of the accrued dividend then payable by the greater of (i) $15 or (ii) the average market price during the 30 trading day period immediately preceding the date such dividend is declared. Thereafter, we have the option to pay dividends in cash or common stock. The number of shares of common stock to be issued upon any voluntary conversion of one share of Series A Preferred Stock is equal to such number as is determined by dividing $30 by the conversion price in effect at the time of conversion. As of September 30, 2002, the conversion price was $15, subject to adjustment. Accordingly, each share of Series A Preferred Stock is currently convertible into two shares of common stock. The effective purchase price for the shares of common stock underlying the Series A Preferred Stock issued in March 2002 represented a $2.70 (or 12%) discount to the fair value of our common stock on the issuance date. Starting on December 20, 2003, we may convert the Series A Preferred Stock into common stock in the event that the average closing price of our common stock exceeds $20 for any consecutive 30 trading day period. The Series A Preferred Stock may be redeemed upon a vote by the holders of at least two-thirds of the outstanding Series A Preferred Stock on or after June 30, 2011. The redemption price per share of Series A Preferred Stock will be equal to $30 plus a premium calculated at 5% per annum from the date of issuance. During the three months ended September 30, 2002, 1,742,347 shares were converted into 3,484,694 shares of the Company's common stock. As of September 30, 2002, there were 323,060 shares of Series A Preferred Stock outstanding.

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

        Based on outstanding debt and other commitments as of September 30, 2002, we will be required to use approximately $11.0 million in cash over the next 12 months from such date to meet debt maturities (approximately $5.2 million), minimum lease payments (approximately $4.2 million) and capital expenditure commitments (approximately $1.6 million). Based upon our working capital position, current operating plans and business conditions, subject to unforeseen costs associated with integrating Wampole and Ostex (pending the merger), we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our current outstanding debt and other commitments, for at least the next 12 months. We cannot be certain, however, that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to expand our research and development efforts related to the substantial intellectual property portfolio which we acquired in our acquisitions of the Unipath business, Wampole and, potentially, Ostex. We may also choose to further expand our research and development of, and may pursue the acquisition of, new products and technologies, whether through licensing arrangements, business acquisitions, or otherwise. If we decide to pursue such activities or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed, or, if available, may not be on acceptable terms, which could have a negative effect on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

Critical Accounting Policies

        The consolidated financial statements included in this quarterly report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The accounting policies discussed below are considered by our management to be critical to an understanding of our financial statements because their application depends on management's judgment, with financial reporting results relying on estimations and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the "Notes to Consolidated Financial Statements" included in our annual report on Form 10-K, as amended, for the year ended December 31, 2001 include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

        Since our acquisitions of the Unipath business in December 2001 and Wampole in September 2002, we also receive license and royalty revenue from agreements with third-party licensees. Revenue from fixed fee license and royalty agreements are recognized on a straight-line basis over the obligation period of the related license agreements. License and royalty fees that are calculated based on the licensees' sales are recognized upon receipt of the license or royalty payments because we would not be able to determine such fees until such time.

Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts

        Sales arrangements with customers for our consumer products generally require us to accept product returns. From time to time, we also enter into sales incentive arrangements with our customers, which generally reduce the sale prices of our products. Against product revenue recognized in any reporting period, we must establish allowances for potential future product returns and claims resulting from our sales incentive arrangements. Calculation of these allowances requires significant judgments and estimates. When evaluating the adequacy of the sales returns and other allowances, our management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products. Material differences in the amount and timing of our product revenue for any reporting period may result if changes in conditions arise that would require management to make different judgments or utilize different estimates. Our provision for sales returns and other allowances related to sales incentive arrangements amounted to approximately $11.0 million and $31.0 million for the three and nine months ended September 30, 2002, respectively.

        Similarly, our management must make estimates of the uncollectibility of our accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Our accounts receivable balance was $41.1 million, net of an allowance for doubtful accounts of $858,000 as of September 30, 2002.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

        Our long-lived assets include property, plant and equipment, goodwill and other intangible assets. As of September 30, 2002, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $46.1 million, $97.7 million and $92.9 million, respectively. For purposes of determining whether there are any impairment losses, our management has historically examined the carrying value of our identifiable long-lived tangible and intangible assets and goodwill when indicators of impairment are present. Effective January 1, 2002, SFAS No. 142 requires that independent impairment reviews be obtained on the carrying values of all goodwill on an annual basis. For all long-lived tangible and intangible assets and goodwill, if an impairment loss is identified based on the fair value of the asset, such loss would be charged to expense in the period we identify the impairment.

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

        Because the independent appraisal of the fair value of the reporting unit underlying our nutritional supplements business indicated an impairment of goodwill related to that reporting unit, as discussed above, we proceeded to also obtain an independent impairment review of the carrying value assigned to related trademarks and brand names. The results of this review also indicated an impairment of the carrying value of such trademarks and brand names because the full carrying amount of these intangible assets was not expected to be recoverable and exceeded its fair value. The full carrying amount of these intangible assets was not recoverable because it exceeded the sum of the undiscounted cash flows expected to result from the use and eventual disposition of these assets. The fair value of these intangible assets was determined using a combination of the discounted cash flow approach and the relief from royalty approach, the latter of which valued the brand names as if they were licensed from a third party. Based on these results, we recorded another impairment charge of $12.7 million to write-off a portion of the carrying value of these trademarks and brand names during the first quarter of 2002. The remaining carrying value of these intangible assets was $4.1 million at September 30, 2002, which is being amortized over the assets average remaining useful lives of 20 years. The impairment was measured partly based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Although we believe that the remaining carrying value of our long-lived tangible and intangible assets were realizable as of September 30, 2002, future events could cause us to conclude otherwise.

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

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, which addresses changes in the financial accounting and reporting for acquired goodwill and other intangible assets with indefinite lives. Effective January 1, 2002, all existing acquired goodwill and other intangible assets with indefinite lives are no longer amortized to expense, with early adoption required for all goodwill and other intangible assets with indefinite lives acquired subsequent to June 30, 2001. The statement also provides specific guidance for determining and measuring impairment of all goodwill and other intangible assets. We recorded goodwill amortization of approximately $151,000 and $452,000 for the three and nine months ended September 30, 2001, respectively. Had SFAS No. 142 been effective during 2001, our (loss) income from continuing operations would have been $(137,000) and $1.0 million for the three and nine months ended September 2001, respectively, and net income would have been $304,000 and $1.6 million for the three and nine months ended September 2001, respectively. On a per share basis, (loss) income from continuing operations would have been $(0.02) and $0.16 for the three and nine months ended September 2001, respectively, and net income would have been $0.05 and $0.26 for the three and nine months ended September 2001, respectively. At September 30, 2002, the total amount of goodwill and other intangible assets with indefinite lives affected by this statement was $126.5 million, which were all acquired subsequent to June 30, 2001. Also, upon the adoption of SFAS No. 142, we recorded a goodwill impairment charge of $12.1 million during the first quarter of 2002. See Note 6 of the accompanying "Notes to Consolidated Financial Statements".

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

        In November 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products. EITF Issue No. 01-9 establishes accounting and reporting standards for vendor consideration to any purchasers of the vendor's products at any point along the distribution chain, regardless of whether the purchaser receiving the consideration is a direct customer. We offer certain sales incentives that fall within the scope of EITF Issue No. 01-9, such as free goods, slotting fees and cooperative advertising, to some of our customers. We adopted the provisions of this consensus in 2002, the effect of which was a net reclassification of $430,000 and $1.4 million from sales and marketing expenses and cost of sales to net product sales during the three and nine months ended September 30, 2001, respectively, for comparative purposes.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64 Amendment of FASB Statement No. 13 and Technical Corrections which addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on the extinguishment of debt that does not meet the criteria of APB Opinion No. 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. Upon adoption of SFAS No. 145, all prior periods presented will be required to be restated. We plan to adopt SFAS No. 145 on January 1, 2003. Upon adoption, our after tax extraordinary gain from the early extinguishment of subordinated promissory notes recorded in the first quarter of 2002 will be reclassified to earnings from continuing operations.

Certain Factors Affecting Future Results

        There are various risks, including those described below, which may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors, as well as the risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission, in connection with your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements on pages 1 and 51 of this report.

Our business has substantial indebtedness which could result in adverse consequences for us.

        As of September 30, 2002, we had approximately $94.9 million of outstanding indebtedness under our credit facilities and other debt-related instruments. Our substantial level of debt affects our future operations in several important ways, including the following:

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

        Additionally, the agreements governing our indebtedness subject us to various restrictions on our ability to engage in certain activities, including, among other things, our ability to:

  •
  incur additional indebtedness;

  •
  acquire other businesses;

  •
  make investments;

  •
  make loans to or extend credit for the benefit of third parties or certain of our subsidiaries;

  •
  make capital or finance lease expenditures; and

  •
  dispose of or encumber assets.

        These restrictions may limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in the best interests of our shareholders.

37

Our credit facilities contain certain financial covenants and other conditions that we may not satisfy which, if not satisfied, could result in the acceleration of the amounts due under our credit facilities and the limitation of our ability to borrow additional funds in the future.

        As of September 30, 2002, we had approximately $53.4 million of outstanding indebtedness under our various credit facilities, substantially all of which was owed to The Royal Bank of Scotland plc and related entities and Congress Financial Corporation. The agreements governing these various credit facilities subject us to various financial and other covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to interest coverage, cash flow coverage, leverage and EBITDA, and tangible net worth. If we violate any of these covenants, there may be a material adverse effect on us. Most notably, our outstanding debt under one or more of our credit facilities could become immediately due and our ability to borrow additional funds in the future may be limited. Additionally, under the terms of our credit facilities with The Royal Bank of Scotland plc and related entities, if either Mr. Ron Zwanziger or Dr. David Scott ceases to be a member of our board of directors, the full amount of our indebtedness under these credit facilities will accelerate. Mr. Zwanziger and Dr. Scott, both of whom are executive officers of our company, are currently serving on our board of directors; however, there is no assurance that they will continue to do so.

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

        Members of our management team have had significant experience in the diabetes field, technology we own or license may have potential applications to this field, and our research and development capabilities could be applied to this field. However, in conjunction with our split-off from Inverness Medical Technology, Inc., or IMT, we agreed in the post-closing covenants agreement not to compete with IMT and Johnson & Johnson in the field of diabetes. In addition, Mr. Ron Zwanziger, our Chairman, President and Chief Executive Officer, and two of our senior scientists, Dr. David Scott and Dr. Jerry McAleer, have entered into consulting agreements with IMT that impose similar restrictions. Further, our license agreement with IMT prevents us from using any of the licensed technology in the field of diabetes. As a result of these restrictions, we cannot pursue opportunities in the field of diabetes.

Our acquisitions of the Unipath business, IVC and Wampole may not be profitable or successfully integrated and may result in significant charges against earnings.

        On December 20, 2001, we acquired the Unipath business from Unilever and certain affiliated entities. On March 19, 2002, we acquired IVC. On September 20, 2002, we acquired the Wampole Division of MedPointe Inc. The value of the Unipath business, IVC or Wampole to us may not be greater than or equal to their purchase prices. Further, we cannot guarantee that we will realize any of the benefits or strategic objectives we are seeking to obtain by acquiring the Unipath business, IVC or Wampole. In connection with the accounting for the acquisitions of the Unipath business and Wampole, we have recorded a significant amount of intangible assets. Under SFAS No. 142, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our results of operations in future periods.

We may not be able to complete our pending acquisition of Ostex, in which case we will have incurred substantial expenses without realizing the expected benefits.

        Our pending acquisition of Ostex is subject to several closing conditions, including approval of the merger agreement governing the acquisition by Ostex's shareholders and our receipt of any necessary consents with respect to the transactions contemplated by the merger agreement required under any of our material loan agreements. There is no assurance that the acquisition will occur. If the acquisition does not occur, we expect to incur approximately $1.25 million to $1.75 million in acquisition related expenses. These expenses may have a material adverse impact on our results of operations and financial condition because we will not have realized the expected benefits of the acquisition of Ostex.

If our pending acquisition of Ostex is completed, integration of operations may be difficult and may lead to adverse effects.

        The success of our pending acquisition of Ostex, if it is completed, will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating Ostex's business with our business. Our success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Ostex. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include among others:

  •
  consolidating manufacturing, research and development operations;

  •
  coordinating sales, distribution and marketing functions;

  •
  preserving the important licensing, research and development, manufacturing and supply, distribution, marketing, customer and other relationships of Ostex;

  •
  minimizing the diversion of management's attention from ongoing business concerns; and

  •
  coordinating geographically separate organizations.

        We may not accomplish this integration smoothly or successfully. The diversion of the attention of our management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from the acquisition and adversely affect our other businesses.

We expect to record a significant amount of goodwill and other intangible assets in connection with our pending acquisition of Ostex, which may result in significant future charges against earnings if the goodwill and other intangible assets become impaired.

        In connection with the accounting for the pending acquisition of Ostex, we expect to record a significant amount of goodwill and other intangible assets. Under SFAS No. 142, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our results of operations in future periods.

We could experience significant manufacturing delays, disruptions to our ongoing research and development and increased production costs if Unilever is unable to successfully assign or sublease to us the lease for the primary operating facility of the Unipath business which is located in Bedford, England.

        The primary operating facility of the Unipath business that we acquired from Unilever is located in Bedford, England. The Bedford facility is a multi-purpose facility that is registered with the U.S. Food and Drug Administration, contains state-of-the-art research laboratories and is equipped with specialized manufacturing equipment. This facility currently provides the manufacturing for the Unipath business that we acquired last year, serves as our research and development center and serves as the administrative center for our European operations. We are currently using the Bedford facility pursuant to an agreement with Unilever entered into in connection with our acquisition of the Unipath business. Unilever currently leases this facility from a third party landlord. Pursuant to the terms of Unilever's lease, however, Unilever is not permitted to assign the lease or sublet the Bedford facility without obtaining the prior written consent of the landlord (which consent may not be unreasonably withheld). The landlord has indicated that it will not consent to an assignment of the lease to us. We, Unilever and the landlord are currently negotiating the terms of a sublease. The terms of our acquisition of the Unipath business obligate Unilever to use reasonable endeavors to obtain the landlord's consent to assignment or to a sublease of the facility and, if necessary, to pursue the assignment or sublease through the courts. There are no assurances that Unilever will be successful in obtaining the landlord's consent to assignment of the lease to us or to a sublease to us. If Unilever is unable to successfully acquire such consent or otherwise enable us to realize the benefit of its lease of the Bedford facility, we may be forced to renegotiate a lease of the Bedford facility on substantially less favorable terms or seek alternative means of producing our products, conducting our research and housing our European administrative staff. In either case, we may experience manufacturing delays and disruptions to our ongoing research and development while we are resolving these issues and increased production costs in the future. Additionally, there are no assurances that we will be able to renegotiate a lease for the Bedford facility on terms that are acceptable to us or find an acceptable replacement for this facility. Any one or more of these events may have a material adverse effect on us.

If we choose to acquire or invest in new and complementary businesses, products or technologies instead of developing them ourselves, these acquisitions or investments could disrupt our business and, depending on how we finance these acquisitions or investments, could result in significant dilution to our existing shareholders.

        Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, from time to time we may seek to acquire or invest in businesses, products or technologies instead of developing them ourselves. Acquisitions and investments involve numerous risks, including:

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

        We produce most of our consumer products in our manufacturing facilities located in New Jersey, Bedford, England and Galway, Ireland and our clinical diagnostic tests in our manufacturing facilities located in Bedford, England and Yavne, Israel. Our production processes are complex and require specialized and expensive equipment. Replacement parts for our specialized equipment can be expensive and, in some cases, can require lead times of up to a year to acquire. We also rely on third parties to supply production materials and in some cases there may not be alternative sources immediately available. In addition, we rely on third parties to manufacture most of our recently acquired Wampole lines of products. Any event impacting our manufacturing facilities, our manufacturing systems or equipment, or our contract manufacturers or suppliers could delay or suspend shipments of products, or could result in the delivery of inferior products. Our revenues from the affected products would decline until such time as we were able to restore our production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

If we fail to meet strict regulatory requirements, we could be required to pay fines or even close our facilities.

        Our facilities and manufacturing techniques generally must conform to standards that are established by government agencies, including those of European and other foreign governments, as well as the FDA and, to a lesser extent, the DEA and local health agencies. These regulatory agencies may conduct periodic inspections of our facilities to monitor our compliance with applicable regulatory standards. If a regulatory agency finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us or if such a regulatory agency determines that our non-compliance is severe, it may close our facilities. Any adverse action by an applicable regulatory agency could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers' demands. These regulatory agencies may also impose new or enhanced standards that would increase our costs as well as the risks associated with non-compliance. We anticipate that the FDA may soon propose "good manufacturing practice" (GMP) regulations for nutritional supplements. GMP regulations would require supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP regulations for drugs. There can be no assurance that, if the FDA adopts GMP regulations for nutritional supplements, we will be able to comply with the new rules without incurring substantial expenses in order to do so.

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

Sales of our branded nutritional supplements have declined each year since 1998 due to the maturity of the market segments they serve and the age of that product line and we may experience further declines in sales of those products.

        Sales of our branded nutritional products have declined each year since 1998. We believe that those products have under-performed because they are, for the most part, aging brands with limited brand retention that face increasing private label competition. The age of this product line means that we are subject to future distribution loss for under-performing brands, while our opportunities for new distribution on the existing product lines are limited.

The vitamin and nutritional supplements market is subject to significant fluctuations based upon media attention and new developments.

        Most growth in the vitamin and nutritional supplement industry is attributed to new products that generate attention in the marketplace. Positive media attention resulting from new scientific studies or announcements can spur rapid growth in individual segments of the market, and also impact individual brands. Conversely, news that challenges individual segments or products can have a negative impact on the industry overall as well as on sales of the challenged segments or products. Most of our vitamin and nutritional supplements products serve well-established market segments and, absent unforeseen new developments or trends, are not expected to benefit from rapid growth. A few of our vitamin and nutritional products are newer products that are more likely to be the subject of new scientific studies or announcements, which could be either positive or negative. News or other developments that challenge the safety or effectiveness of these products could negatively impact the profitability of our vitamin and nutritional supplements business.

We market our Orgenics clinical diagnostic products to small and medium sized customers in more than 90 countries at considerable cost that reduces the operating margins in our Orgenics clinical diagnostics business.

        Because small and medium sized laboratories are the principal customers of our Orgenics clinical diagnostic products, we sell these products worldwide in order to maintain sufficient sales volume. Our Orgenics clinical diagnostic products are marketed in more than 90 countries, including many third world and developing nations where smaller laboratories are the norm, where more expensive technologies are not affordable and where infectious diseases are often more prevalent. This worldwide sales strategy is expensive and results in lower margins than would be possible if we could generate sufficient sales volume by operating in fewer markets.

We could suffer monetary damages, incur substantial costs or be prevented from using technologies important to our products as a result of a number of pending legal proceedings.

        We are involved in various legal proceedings arising out of our consumer diagnostics, nutritional supplements and clinical diagnostics business. The current material legal proceedings are:

  •
  a lawsuit by Abbott Laboratories against us and Princeton BioMeditech Corporation (referred to as PBM), which manufactured products for our consumer diagnostics business while we were part of IMT, claiming, among other things, that some of our products relating to pregnancy detection and ovulation prediction infringe patents to which Abbott asserts it is the exclusive licensee;

  •
  a counterclaim by PBM against us in a patent infringement suit maintained by our subsidiaries, Inverness Medical Switzerland GmbH and Unipath Diagnostics, Inc., against PBM et. al. in which PBM alleges that we have breached various obligations to PBM arising out of its joint venture with us and have attempted to monopolize the market for home pregnancy tests; and

  •
  an action brought by 68 consumers in London alleging defects in our Persona contraceptive device leading to unwanted pregnancies. Any liability in this matter is fully covered by separate insurance provided by Unilever in connection with our acquisition of the Unipath business.

        Because the above claims each seek damages and reimbursement for costs and expenses without specific amounts, we are unable to assess the probable outcome of or potential liability arising from the lawsuits.

        In connection with our split-off from IMT, we agreed to assume, to the extent permitted by law, and indemnify IMT for, all liabilities arising out of the women's health, nutritional supplements and clinical diagnostics businesses before or after the split-off to the extent such liabilities are not otherwise retained by IMT. Through our acquisitions of the Unipath business, IVC and Wampole, we also assumed or acquired substantially all of the liabilities of those businesses. We are unable to assess the materiality or costs associated with these lawsuits at this time. We cannot assure you that these lawsuits or any future lawsuits relating to our businesses will not have a material adverse effect on us.

The profitability of our consumer products businesses may suffer if we are unable to establish and maintain close working relationships with our customers.

        Our consumer products businesses rely to a great extent on close working relationships with our customers rather than long-term exclusive contractual arrangements. Customer concentration in these businesses is high, especially in our private label nutritional supplements business. In addition, customers of our branded and private label consumer products businesses purchase products through purchase orders only and are not obligated to make future purchases. For these reasons, the loss of a major customer and the failure to generate new accounts could significantly reduce our revenues or prevent us from achieving projected growth.

Our private label nutritional supplements business is a low margin business susceptible to changes in costs and pricing pressures.

        Our private label nutritional supplements business operates on low profit margins. Changes in raw material cost can drastically cut into or eliminate the profits generated from the sale of a particular product. For the most part, we do not have long-term supply contracts for our required raw materials and, as a result, our costs can increase with little notice. The private label nutritional supplements business is also highly competitive such that our ability to raise prices as a result of increased costs is limited. Customers generally purchase private label products via purchase order, not through long-term contracts, and they often purchase these products from the lowest bidder on a product by product basis. The internet has enhanced price competition among private label manufacturers through the advent of on-line auctions, where mass merchandisers will auction off the right to manufacture a particular product to the lowest, often anonymous bidder.

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

        Our business relies heavily on our foreign operations. Three of our manufacturing facilities are outside the United States, in Bedford, England, Galway, Ireland and Yavne, Israel. Our wholly-owned subsidiary, Orgenics, has always made substantially all of its sales outside of the United States. Our acquisitions of the Unipath business and IVC increased our reliance on foreign operations. The Unipath business generated approximately 70% of its net product sales outside of the United States during 2001 and IVC generated almost 14% of its net product sales outside of the United States during its fiscal year ended July 31, 2001. Because of our foreign operations and foreign sales, we face exposure to movements in foreign currency exchange rates. Our primary exposures are related to the operations of our European subsidiaries. These exposures may change over time as business practices evolve and could result in increased costs or reduced revenue and could impact actual cash flow.

Our Orgenics subsidiary is located in Israel, and its operations could be negatively affected due to military or political tensions in the Middle East.

        Our wholly-owned subsidiary, Orgenics, which develops, manufactures and sells certain of our clinical diagnostic products, is incorporated under the laws of the State of Israel. The administrative offices and development and manufacturing operations of our Orgenics business are located in Yavne, Israel. Although most of Orgenics' sales currently are to customers outside of Israel, political, economic and military conditions in Israel could nevertheless directly affect its operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite its history of avoiding adverse effects, our Orgenics business could be adversely affected by any major hostilities involving Israel, including the current armed conflict with the Palestinian authority or any potential armed conflict with Iraq.

Intense competition could reduce our market share or limit our ability to increase market share, which could impair the sales of our products and harm our financial performance.

        The medical products industry is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry, which includes both our consumer diagnostics and clinical diagnostics businesses, is intense and expected to increase as new products and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. Our future success depends upon maintaining a competitive position in the development of products and technologies in our areas of focus. Competitors may be more successful in:

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

        Substantial litigation over intellectual property rights exists in both the consumer and clinical diagnostic industries. We expect that our products and products in these industries may increasingly be subject to third party infringement claims as the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our products or technology may infringe. Any of these third parties might make a claim of infringement against us. Any litigation could result in the expenditure of significant financial resources and the diversion of management's time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, have an impact on prospective customers, cause product shipment delays, require us to develop non-infringing technology or enter into royalty or license agreements, which may not be available on acceptable terms, or at all. If a successful claim of infringement was made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenue may decrease and we could be exposed to legal actions by our customers.

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

        We are highly dependent upon certain members of our management and scientific staff, particularly Mr. Ron Zwanziger, Dr. David Scott and Dr. Jerry McAleer. We believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial and marketing personnel. We face significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We may fail to retain our key employees. We will rely on certain key personnel of our recently acquired Wampole business to assist with the successful integration of that business. Further, we may fail to attract, assimilate, retain or train other needed qualified employees in the future. We do not have employment agreements with all of our key employees. The loss of any of our key employees, including our scientists, may impact or disrupt our sales and marketing activities, our research and development efforts, our integration efforts, our capital-raising ability or our administrative functions.

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

  •
  the timing of any future acquisitions;

  •
  general economic conditions; or

  •
  general stock market conditions or other economic or external factors.

Our stock price may fluctuate significantly and shareholders who buy or sell our common stock may lose all or part of the value of their investment, depending on the price of our common stock from time to time.

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

        IMT shareholders immediately prior to the split-off became shareholders of our company immediately after the split-off. Some shareholders who received our common stock in the split-off may decide that they do not want to maintain an investment in a company involved primarily in consumer and clinical diagnostic products and vitamins and nutritional supplements or in a public company that has a limited track record as a stand-alone company. If these shareholders decide to sell all or some of their shares or if the market perceives that those sales could occur, the trading value of your shares may decline. In addition, because we are a newly traded company with a limited market capitalization, it is followed by only a few market analysts and a portion of the investment community. Limited trading of our common stock may therefore make it more difficult for you to sell your shares.

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

  •
  the loss of key employees, officers or directors; or

  •
  other developments affecting us or our competitors.

The holders of our Series A Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

        As of November 13, 2002, there were 323,060 shares of our Series A Preferred Stock outstanding. Pursuant to the terms of the certificate of designation creating the Series A Preferred Stock, upon a liquidation or a deemed liquidation of our company, the holders of the shares of our Series A

Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $30 per share of our Series A Preferred Stock (or $40.50 per share in certain circumstances), plus the amount of any dividends that have accrued on those shares, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting the Series A Preferred Stock. Dividends accrue on the shares of our Series A Preferred Stock at the rate of up to $2.10 per share per annum based on the percentage of trading days on which the closing market price of our common stock is less than $15.00. As a result of these terms, the holders of our common stock may be disproportionately affected by any reduction in the value of our assets or fluctuations in the market price of our common stock.

The ability of our shareholders to control our policies and effect a change of control of our company is limited, which may not be in your best interests.

        There are provisions in our certificate of incorporation and bylaws which may discourage a third party from making a proposal to acquire us, even if some of our shareholders might consider the proposal to be in their best interests. These provisions include the following:

  •
  our certificate of incorporation provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a staggered board. By preventing shareholders from voting on the election of more than one class of directors at any annual meeting of shareholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than shareholders may desire; and

  •
  our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without shareholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control.

        Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which, in general, imposes restrictions upon acquirers of 15% or more of our stock. Finally, the board of directors may in the future adopt other protective measures, such as a shareholder rights plan, which could delay, deter or prevent a change of control.

Because we do not intend to pay dividends on our common stock, you will benefit from an investment in our common stock only if it appreciates in value.

        We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends on our common stock in the foreseeable future. As a result, the success of your investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares.

We face several risks relating to our split-off from Inverness Medical Technology.

        On November 21, 2001, we were split-off from IMT and became an independent, publicly owned company as part of a transaction by which IMT was acquired by Johnson & Johnson. Prior to that time, we had been a majority owned subsidiary of IMT, and the businesses that we acquired in connection with the restructuring that preceded the split-off represented approximately 20% of IMT's net product sales during the calendar quarter concluded immediately prior to the split-off. We continue to face a unique set of challenges and risks arising out of the split-off. The following risk factors specifically relate to our risks arising out of the split-off.

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

        Prior to the split-off, our businesses relied on the earnings, assets and cash flow of IMT for liquidity, capital requirements and administrative services. In the past, when the liquidity needs of our businesses exceeded their cash flow, IMT provided the necessary funds. As a result of the split-off, we can no longer rely on IMT for financial assistance. Accordingly, if we are unable to generate sufficient cash flow or borrow sufficient amounts under our credit facilities to fund our working capital needs and to repay our debts, we will need to obtain additional financing. We do not know if we can obtain additional financing or if the terms of any required financing will be acceptable to us. If we are unable to fund our working capital needs and additional growth through our existing credit facilities, cash flow, or additional financing, or if additional financing is not available under acceptable terms to us, our business prospects, results of operations, cash flow and future growth will be negatively affected.

Our historical financial information may not be representative of our results as a separate company.

        The historical financial information relating to any periods beginning prior to November 21, 2001 included in our reports filed with the Securities and Exchange Commission report on time periods prior to the split-off and reflect the operating history of our businesses when we were a part of IMT. As a result, the financial information may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during those periods. This financial information also may not reflect what our results of operations, financial position and cash flows will be in the future. This is not only related to the various risks associated with the fact that we have not been a stand-alone company for a long period of time, but also because:

  •
  various adjustments and allocations have been made to produce these financial statements because IMT did not account for us as a single stand-alone business for those period presented; and

  •
  the information, to the extent it does not report on a period ending on or after November 21, 2001, does not reflect many significant changes that occurred in our financial condition, capital structure and operations as a result of our separation from IMT.

        The adjustments and allocations we made in preparing the financial information for any periods beginning prior to November 21, 2001, may not appropriately reflect our operations during those periods as if we had operated as a stand-alone company.

The change of some personnel in our company in conjunction with the split-off may impact our business.

        Some of IMT's personnel became our initial employees, while others did not. In particular, certain significant employees of IMT who were engaged primarily in the diabetes care products business remained with that business. In addition, some members of IMT's management who worked substantially for IMT's diabetes care products business became our employees. Finally, some IMT personnel who provided services beneficial to our businesses through their work in IMT's accounting, sales, marketing, operations, quality assurance, regulatory compliance and other areas did not become part of our company after the split-off or, in certain cases, their services may only be available to us on a transitional basis for a short period of time. The loss of certain significant employees, the transition of personnel from IMT's diabetes business to our company and the loss of other IMT personnel who did not become our employees may impact or disrupt our sales and marketing activities, our research and development efforts or our administrative functions.

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

        While no claims for indemnification have yet been made, and may never be made, we are unable to predict the amount, if any, that may be required for us to satisfy our indemnification obligations under these agreements. However, if claims are made for indemnification and we are liable for such claims, the amount could be substantial. In such an event, we may not have sufficient funds available to satisfy our potential indemnification obligations. In addition, we may be unable to obtain the funds on terms satisfactory to us, if at all. If we are unable to obtain the necessary funds, we will need to consider other alternatives, including sales of assets, to raise necessary funds.

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

  •
  manufacturing interruptions, delays or capacity constraints or lack of availability of alternative sources for components for our products, including our ability to successfully maintain relationships with suppliers, or to put in place alternative suppliers on terms that are acceptable to us;

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

  •
  the impact of business combinations, including acquisitions and divestitures, such as our pending acquisition of Ostex, and organizational restructurings consistent with evolving business strategies;

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

        Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of 18 months and an average maturity of our portfolio that should not exceed 6 months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At September 30, 2002, our short-term investments approximated market value.

        In December 2001, we entered into a series of credit agreements (the "RBS Credit Agreements") with The Royal Bank of Scotland plc and related entities for credit facilities in the original aggregate amount of $70 million, which were subsequently amended. The RBS Credit Agreements consisted of various term loans aggregating $62.5 million, of which $10 million were denominated in Japanese Yen, and a $2.5 million multicurrency revolving line of credit, as amended. Although there were no outstanding borrowings against the revolving line of credit as of September 30, 2002, we used $2.2 million of it during October 2002. The aggregate outstanding loan balance under the RBS Credit Agreements as of September 30, 2002 was $41.7 million, which includes capitalized interest of approximately $315,000 and an unrealized foreign exchange loss of approximately $751,000 on the Japanese Yen denominated portion of the outstanding loans resulting from a change in the U.S. Dollar-to-Japanese Yen exchange rate. The term loans and revolving line of credit allow us to borrow at the London Interbank Offered Rate ("LIBOR") plus a spread from 1.5% to 3.5% (and an additional 2% in case of default), depending on the type of loan (senior or junior) and the interest period. On the loans in which the spread may vary, the spread depends on the ratio of our total debt to earnings before interest expense, taxes, depreciation and amortization ("EBITDA"). In February 2002, we entered into an interest rate swap agreement with the bank, as required by the RBS Credit Agreements, which will protect both our company and the bank from interest rate fluctuations. Under the interest rate swap agreement, the LIBOR rate is set at a minimum of 3.36% and a maximum of 5% and applies to $34.8 to $41.7 million of the term loans denominated in United States Dollars, depending upon the interest period. This interest rate swap agreement is effective for the period from

February 25, 2002 to December 31, 2004. Had there not been an interest rate swap agreement in place as of September 30, 2002, the LIBOR applicable to the term loans denominated in U.S. Dollars would have been 1.82%. The LIBOR applicable to the term loan denominated in Japanese Yen was 0.05% at September 30, 2002. If the LIBOR rate increases one percentage point, as compared to the rate at September 30, 2002, taking into consideration the terms of the interest rate swap agreement and assuming the outstanding balance of the revolving line of credit remains unchanged, we estimate an increase in our interest expense of approximately $94,000 through September 30, 2003. If the LIBOR rate increases two percentage points, as compared to the rate at September 30, 2002, taking into consideration the terms of the interest rate swap agreement and assuming the outstanding balance of the revolving line of credit remains unchanged, we estimate an increase in our interest expense of approximately $352,000 through September 30, 2003.

        Our recently acquired subsidiary, IVC, has a credit agreement with Congress Financial Corporation ("Congress"), a subsidiary of First Union Corporation. Under the credit agreement with Congress, IVC can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to borrowing base limitations, as defined in the agreement. The loans with Congress mature on October 16, 2003. As of September 30, 2002, total borrowings outstanding under the credit agreement with Congress were $11.7 million. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.5% above the bank's prime rate or, at IVC's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. As of September 30, 2002, the interest rate on $5.3 million of the outstanding borrowings was at the Adjusted Eurodollar Rate of 1.8% plus the spread of 3.75% and the interest rate on the remaining $6.4 million of the outstanding borrowings was at the prime rate of 4.75% plus the spread of 1.5%. If both the Adjusted Eurodollar Rate and the prime rate increase one percentage point, as compared to the respective rates at September 30, 2002, we estimate an increase in IVC's interest expense of approximately $108,000 over the next twelve months. If both the Adjusted Eurodollar Rate and the prime rate increase two percentage points, as compared to the respective rates at September 30, 2002, we estimate an increase in IVC's interest expense of approximately $215,000 over the next twelve months.

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates. During the three and nine months ended September 30, 2002, the net impact of foreign currency changes was a gain of $110,000 and a loss of $1.3 million, respectively. The significant loss in the nine months ended September 30, 2002 resulted from the weakened U.S. Dollar against the Japanese Yen, in which a portion of our bank debt, which was refinanced on November 12, 2002, was denominated, and the Euro, the functional currency of certain of our subsidiaries that has receivables and payables denominated in U.S. Dollars. Generally, we do not use derivative financial instruments or other financial instruments to hedge such economic exposures. However, if our foreign currency exchange exposure in these transactions continues to be significant, we may decide to use such instruments in the future. In addition, because significant amounts of the revenue and expenses of the Unipath business are denominated in foreign currencies, our Unipath business has historically been utilizing and will continue to utilize foreign exchange forward contracts to minimize exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. Our goal is to utilize foreign exchange forward contracts for recognized receivables and payables and firmly committed cash inflows and outflows, which allow us to reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts are expected to substantially offset losses and gains on the assets, liabilities and transactions to which these contracts relate. Cash inflows and outflows denominated in the same foreign currency are netted on a legal entity basis and the corresponding net cash flow exposure is appropriately hedged. As of September 30, 2002, we did not have outstanding foreign exchange forward contracts.

        As described above, in December 2001 we entered into a series of credit agreements with The Royal Bank of Scotland plc and related entities pursuant to which we borrowed $10.0 million denominated in Japanese Yen (or 1,283 million Japanese Yen). As of September 30, 2002, the outstanding balance of this loan was $9.96 million (or 1,213 million Japanese Yen), which includes principal repayments to-date of $588,000 and an unrealized foreign exchange loss of approximately $751,000 resulting from the weakening dollar-to-yen exchange rate. We have not entered into a foreign exchange forward contract to hedge this loan; however, if we do not expect to collect sufficient payments in yen from our royalty contracts acquired as part of the Unipath business, we may do so in the future. As of September 30, 2002, the dollar-to-yen exchange rate was approximately 121.74. If the dollar-to-yen exchange rate decreased by ten percent, as compared to the rate at September 30, 2002, we estimate that the outstanding principal amount owed by us under this loan would have been higher by approximately $1.1 million on that date. If the dollar-to-yen exchange rate decreased by twenty percent, as compared to the rate at September 30, 2002, we estimate that the outstanding amount owed by us under this loan would have been higher by approximately $2.5 million on that date. If, on the maturity dates over the next twelve months, the dollar-to-yen exchange rate was lower by ten percent, as compared to the rate at September 30, 2002, we would have to pay $128,000 more in principal repayments during that period. If, on the maturity dates over the next twelve months, the dollar-to-yen exchange rate was lower by twenty percent, as compared to the rate at September 30, 2002, we would have to pay $289,000 more in principal repayments during that period.

ITEM 4. CONTROLS AND PROCEDURES

        (a)  Evaluation of disclosure controls and procedures

        As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance (our principal financial officer), of the effectiveness of the design and operation of our company's disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the required evaluation, our Chief Executive Officer and Vice President of Finance believe that, as of the date of completion of the evaluation, our company's disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

        (b)  Changes in internal controls

        None.

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

Becton, Dickinson and Company v. Inverness Medical Technology, Inc.

        On January 3, 2000, Becton, Dickinson and Company ("BD") filed suit against Selfcare, Inc., which became IMT, in the United States District Court for the District of Delaware (Case No: 00-001) alleging that certain pregnancy and ovulation products sold by IMT (and now by us) infringe certain BD patents. In connection with our split-off from IMT, we assumed all obligations and liabilities of IMT arising out of this matter. The parties settled this litigation during the third quarter of 2002. In the settlement, neither party admitted any liability and we obtained a fully paid-up, royalty-free license from BD for an amount which was not material to us.

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

Persona Litigation

        In April 2001, 68 consumers brought an action in London claiming defects in Unipath's Persona contraceptive device, negligence and breach of contract, all allegedly leading to unwanted pregnancies by the claimants at or prior to 1998. The case is expected to be ready for trial to a judge in the latter half of 2003. We believe that there are substantial defenses to the claims and we intend to vigorously defend this litigation. Formal documentary and other discovery permitted under the law in the United Kingdom has not yet commenced, but is anticipated to be conducted during the second half of 2002 and into 2003. The case is insured, in the aggregate, by Unilever's product liability insurance up to 50 million British Pounds Sterling or more, depending on when the events giving rise to the consumers' suit occurred. As a result, we do not believe that an adverse ruling against us would have a material adverse impact on our sales, operations or financial performance.

Other Pending and Potential Litigation

        Because of the nature of our business, we may be subject at any particular time to consumer product claims or various other lawsuits arising in the ordinary course of our business, including employment matters, and expect that this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other commercial or employment claims. An adverse ruling in such a lawsuit could have a material adverse effect on our sales, operations or financial performance. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and results in counterclaims challenging the validity of our patents and other rights. We are currently a plaintiff in a number of cases filed around the world against competitors who we believe to be selling products that infringe our propriety rights. In particular, we currently have 3 lawsuits pending against Pfizer, Inc. ("Pfizer") and certain other parties in the United States District Court for the District of New Jersey alleging that Pfizer's e.p.t ® brand pregnancy tests infringe Unipath's patents owned by us and seeking injunctive relief against further infringement as well as damages. In the first of these three cases, originally filed in 1997, the United States Court of Appeals for the Federal Circuit recently ruled in our favor, vacating a grant of summary judgment of non-infringement and remanding the case to the District Court. Most significantly, in making its decision, the Court adopted our interpretation of the patent-in-question's claim construction. The defendants in the New Jersey actions have filed counterclaims alleging, among other things, invalidity of the relevant patents.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        Set forth in chronological order below is information regarding unregistered securities that we issued during the three months ended September 30, 2002.

        On September 6, 2002, we issued 120,000 shares of common stock upon conversion of 60,000 shares of our series A redeemable convertible preferred stock pursuant to an exemption afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

        On September 20, 2002, we issued 3,364,694 shares of common stock upon conversion of 1,682,347 shares of our series A redeemable convertible preferred stock pursuant to an exemption afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

        On September 20, 2002, we sold units having an aggregate purchase price of $20,000,000 million to private investors, including four of our directors and officers, for the purpose of financing part of the acquisition of Wampole. Each unit consisted of (i) a 10% subordinated promissory note in the principal amount of $50,000 and (ii) a warrant to acquire 400 shares of our common stock. In the aggregate, we issued 10% subordinated notes in the principal amount of $20,000,000 million and warrants to purchase 160,000 shares of our common stock. The 10% subordinated notes accrue interest on the outstanding principal amount at 10% per annum, which is payable quarterly in arrears on the first day of each calendar quarter starting October 1, 2002. The 10% subordinated notes mature on September 20, 2008, subject to acceleration in certain circumstances, and we may prepay the 10% subordinated notes at any time, subject to certain prepayment penalties. We may, at our option, repay the 10% subordinated notes and pay any prepayment penalty, if applicable, in cash or in shares of our common stock valued at 95% of the average closing price of such stock over the ten consecutive trading days immediately preceding the payment date. The warrants were fully vested upon issuance and may be exercised at any time on or prior to September 20, 2012 at an exercise price of $13.54 per share. For additional information regarding the identity of the purchasers of these notes and warrants, see the schedule of investors under the Subordinated Note and Warrant Purchase Agreement included as Exhibit 10.1 hereto, which information is incorporated herein by reference.

        In connection with the offer and sale of the units, our placement agent received cash commissions in the amount of $942,500 and a warrant to purchase 37,700 shares of our common stock, the terms of which are identical to the warrants sold as a part of the units. We believe that these transactions were exempt from registration under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Regulation D promulgated under the Securities Act, relating to sales by an issuer not involving any public offering.

        On September 20, 2002, we also sold 9% subordinated promissory notes in an aggregate principal amount of $9,000,000 and 3% subordinated convertible promissory notes in an aggregate principal amount of $6,000,000 to private investors, including an entity related to our chief executive officer, for an aggregate purchase price of $15,000,000 for the purpose of financing part of our acquisition of Wampole. The 9% subordinated notes and 3% convertible notes accrue interest on the outstanding principal amount at 9% and 3% per annum, respectively, which is payable quarterly in arrears on the first day of each calendar quarter starting October 1, 2002. Both the 9% subordinated notes and the 3% convertible notes mature on September 20, 2008, subject to acceleration in certain circumstances, and we may prepay these notes at any time, subject to certain prepayment penalties. We may, at our option, repay the 9% subordinated notes and the 3% convertible notes and pay any prepayment penalty, if applicable, in cash or in shares of our common stock valued at 95% of the average closing price of such stock over the ten consecutive trading days immediately preceding the payment date. At any time prior to the maturity date, the holders of the 3% convertible notes have the option to convert all of their outstanding principal amount and unpaid interest into our common stock at a conversion price equal to $17.45. Additionally, the outstanding principal amount and unpaid interest of the 3% convertible notes will automatically convert into common stock at a conversion price equal to $17.45 if, at any time after September 20, 2004, the average closing price of our common stock in any consecutive thirty-day period is greater than $22.67. For more information regarding the identity of the purchasers of the 9% subordinated notes and 3% convertible notes, see the signature pages to the Subordinated Note Purchase Agreement included as Exhibit 10.4 hereto, which information is incorporated herein by reference. We believe that these transactions were exempt from registration under the Securities Act of 1933, as amended, in reliance upon the exemption set forth in Regulation D promulgated under the Securities Act, relating to sales by an issuer not involving any public offering.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  a.
  Exhibits:
Exhibit No.		Description
2.1	—	Asset Purchase Agreement by and among MedPointe Inc., The CPI Development Corporation, MedPointe Healthcare Inc., Inverness Medical Innovations, Inc. and W.L. Acquisition Corp. date as of August 7, 2002 (incorporated by reference to Exhibit 2.1 to our company's current report on Form 8-K filed on October 4, 2002) + *
2.2	—
Agreement and Plan of Merger dated as of September 6, 2002, by and among Inverness Medical Innovations, Inc., Geras Acquisition Corp. and Ostex International, Inc. (incorporated by reference to Exhibit 99.2 to our company's current report on Form 8-K filed on September 9, 2002) *
10.1	—
Subordinated Note and Warrant Purchase Agreement dated as of September 20, 2002 between Inverness Medical Innovations, Inc. and the investors to this agreement ("Note and Warrant Purchase Agreement") (incorporated by reference to Exhibit 99.1 to our company's current report on Form 8-K filed on October 4, 2002)
10.2	—
Form of Subordinated Promissory Note issued pursuant to the Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 99.2 to our company's current report on Form 8-K filed on October 4, 2002)
10.3	—	Form of Warrant Agreement issued pursuant to the Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 99.3 to our company's current report on Form 8-K filed on October 4, 2002)
10.4	—
Subordinated Note Purchase Agreement dated as of September 20, 2002 between Inverness Medical Innovations, Inc. and the investors to this agreement ("Note Purchase Agreement") (incorporated by reference to Exhibit 99.4 to our company's current report on Form 8-K filed on October 4, 2002)
10.5	—	Form of Subordinated Promissory Note issued pursuant to the Note Purchase Agreement (incorporated by reference to Exhibit 99.5 to our company's current report on Form 8-K filed on October 4, 2002)
10.6	—
Form of Convertible Subordinated Promissory Note issued pursuant to the Note Purchase Agreement (incorporated by reference to Exhibit 99.6 to our company's current report on Form 8-K filed on October 4, 2002)

10.7	—
Amendment to Credit Agreement, dated September 20, 2002, between Inverness Medical Innovations, Inc., Inverness Medical Inverness Medical Switzerland GmbH, the Banks listed on Schedule 1 thereto, The Royal Bank of Scotland plc, as Facility Agent, The Royal Bank of Scotland plc, as Issuing Bank, The Royal Bank of Scotland plc, as Overdraft Bank, and The Royal Bank of Scotland plc, as Lead Arranger (incorporated by reference to Exhibit 10.48 to our company's registration statement on Form S-4 filed on November 7, 2002)
10.8	—
Amendment to Mezzanine Loan Agreement, dated September 20, 2002, between Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, the Lenders listed on Schedule 1 thereto, RBS Mezzanine Limited, as Facility Agent, and RBS Mezzanine Limited, as Lead Arranger (incorporated by reference to Exhibit 10.49 to our company's registration statement on Form S-4 filed on November 7, 2002)

+
Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

*
We agree to furnish supplementally to the Securities and Exchange Commission (the "Commission") a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

b.
Reports on Form 8-K:

        On August 7, 2002, we filed a Current Report on Form 8-K (Items 5 and 7) event date July 29, 2002 in connection with of our earnings release for the three months ended June 30, 2002.

        On August 8, 2002, we filed a Current Report on Form 8-K (Items 5 and 7) event date August 7, 2002 in connection with our announcement of our agreement to acquire the Wampole Division of MedPointe Inc.

        On August 14, 2002, we filed a Current Report on Form 8-K (Item 9) event date August 14, 2001 for purposes of furnishing copies of the certifications by our Chief Executive Officer and Vice President of Finance to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2002.

        On August 28, 2002, we filed a Current Report on Form 8-K (Item 9) event date August 28, 2001 for purposes of furnishing copies of the certifications by our Chief Executive Officer and Vice President of Finance to our quarterly report on Form 10-Q, as amended, for the quarterly period ended March 31, 2002.

        On September 9, 2002, we filed a Current Report on Form 8-K (Items 5 and 7) event date September 9, 2002 in connection with our announcement of our merger agreement with Ostex International, Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: November 13, 2002	By:	/s/ DUANE L. JAMES Duane L. James Vice President of Finance and an authorized officer

Certification

I, Ron Zwanziger, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Inverness Medical Innovations, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ RON ZWANZIGER Ron Zwanziger Chief Executive Officer

Certification

I, Duane L. James, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Inverness Medical Innovations, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ DUANE L. JAMES Duane L. James Vice President of Finance