Form 10-Q
period 2003-03-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2003-05-15
CIK 1145460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

COMMISSION FILE NUMBER 001-16789

INVERNESS MEDICAL INNOVATIONS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE	04-3565120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of May 12, 2003 was 15,020,194.

INVERNESS MEDICAL INNOVATIONS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2003

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in this quarterly report on Form 10-Q and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements" beginning on pages 27 and 42, respectively, in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

        Unless the context requires otherwise, references in this quarterly report on Form 10-Q to "we," "us," and "our" refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Net product sales	$62,684	$36,542
License revenue	2,123	706

Net revenue	64,807	37,248
Cost of sales	35,272	18,428

Gross profit	29,535	18,820

Operating expenses:
Research and development	4,685	3,366
Sales and marketing	11,541	9,428
General and administrative	8,366	6,788
Charge related to asset impairment	—	12,682
Stock-based compensation(1) (Note 5)	6	10,145

Total operating expenses	24,598	42,409

Operating income (loss)	4,937	(23,589)
Interest expense, including amortization of discounts	(2,241)	(5,343)
Other income, net	158	10,129

Income (loss) before income taxes and accounting change	2,854	(18,803)
Provision for income taxes	856	506

Income (loss) before accounting change	1,998	(19,309)
Cumulative effect of a change in accounting principle	—	(12,148)

Net income (loss)	$1,998	$(31,457)

Income (loss) available to common stockholders—basic and diluted (Note 6):
Income (loss) before accounting change	$1,824	$(20,838)

Net income (loss)	$1,824	$(32,986)

Income (loss) per common share—basic (Note 6):
Income (loss) before accounting change	$0.13	$(2.94)

Net income (loss)	$0.13	$(4.66)

Income (loss) per common share—diluted (Note 6):
Income (loss) before accounting change	$0.12	$(2.94)

Net income (loss)	$0.12	$(4.66)

Weighted average shares—basic	13,800	7,082

Weighted average shares—diluted	15,451	7,082

(1)
The charge for stock-based compensation for the three months ended March 31, 2003 and 2002 was classified as general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$23,370	$30,668
Accounts receivable, net of allowances of $7,664 at March 31, 2003 and $7,047 at December 31, 2002	37,542	37,283
Inventory	38,958	37,155
Deferred tax assets	1,802	2,137
Prepaid expenses and other current assets	7,792	6,685

Total current assets	109,464	113,928
Property, plant and equipment, net	46,543	45,800
Goodwill	109,482	108,915
Trademarks and trade name with indefinite lives	31,719	31,719
Core technology and patents, net	25,216	25,805
Other intangible assets, net	21,727	22,374
Deferred financing costs and other assets, net	4,852	4,908
Deferred tax assets	4,297	4,297

Total assets	$353,300	$357,746

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$20,535	$17,200
Current portion of capital lease obligations	574	642
Accounts payable	24,772	27,495
Accrued expenses and other current liabilities	34,233	40,382

Total current liabilities	80,114	85,719

Long-term liabilities:
Long-term debt	83,280	84,533
Capital lease obligations	2,138	2,238
Deferred tax liabilities	9,064	9,365
Other liabilities	4,080	3,936

Total long-term liabilities	98,562	100,072

Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,667 shares Issued—2,527 shares at March 31, 2003 and December 31, 2002 Outstanding—323 shares at March 31, 2003 and December 31, 2002	9,225	9,051

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized—2,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized—50,000 shares
Issued and outstanding—15,007 at March 31, 2003 and 14,907 shares at December 31, 2002	15	15
Additional paid-in capital	252,163	251,457
Notes receivable from stockholders	(14,691)	(14,691)
Deferred compensation	(64)	(48)
Accumulated deficit	(75,896)	(77,720)
Accumulated other comprehensive income	3,872	3,891

Total stockholders' equity	165,399	162,904

Total liabilities and stockholders' equity	$353,300	$357,746

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$1,998	$(31,457)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest expense related to amortization of noncash original issue discount, noncash beneficial conversion feature and deferred financing costs	325	3,673
Noncash charge related to interest rate swap agreement	130	—
Noncash stock-based compensation expense	6	10,145
Noncash gain related to early extinguishment of debt	—	(9,600)
Noncash charge related to asset impairment and cumulative effect of a change in accounting principle	—	24,830
Depreciation and amortization	3,397	1,839
Deferred income taxes	31	—
Other noncash items	47	109
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	583	47
Inventory	(2,982)	(1,441)
Prepaid expenses and other current assets	(1,494)	819
Accounts payable	(2,427)	4,335
Accrued expenses and other current liabilities	(7,346)	(9,559)

Net cash used in operating activities	(7,732)	(6,260)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(3,051)	(384)
Proceeds from sale of property, plant and equipment	35	—
Cash paid for purchase of the Wampole Division of MedPointe Inc.	(762)	—
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(183)	(6,550)
Cash paid for purchase of Unipath business	(165)	(3,355)
Loans to Ostex International, Inc.	(625)	—
(Increase) decrease in other assets	(167)	131

Net cash used in investing activities	(4,918)	(10,158)

Cash Flows from Financing Activities:
Cash paid for financing costs	(87)	(498)
Proceeds from issuance of common stock	684	253
Proceeds from issuance of preferred stock, net of issuance costs	—	20,610
Net proceeds from (repayment of) revolving line of credit	2,382	(3,201)
Repayments of notes payable	(355)	(30,133)
Principal payments of capital lease obligations	(168)	(14)

Net cash provided by (used in) financing activities	2,456	(12,983)

Foreign exchange effect on cash and cash equivalents	2,896	(218)

Net decrease in cash and cash equivalents	(7,298)	(29,619)
Cash and cash equivalents, beginning of period	30,668	52,024

Cash and cash equivalents, end of period	$23,370	$22,405

The accompanying notes are an integral part of these consolidated financial statements.

	Three Months Ended March 31,
	2003	2002
Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,879	$1,024

Taxes paid	$325	$346

Supplemental Disclosure of Noncash Activities:
On March 19, 2002, the Company acquired IVC Industries, Inc.—
Accounts receivable	$—	$5,205
Inventory	—	9,832
Property, plant and equipment	—	23,016
Other assets	—	1,755
Accounts payable and accrued expenses	—	(13,030)
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(183)	(6,550)

	(183)	20,228
Other accrued acquisition costs	183	(1,570)
Fair value of assumed and issued fully-vested stock options	—	(1,299)

Assumed liabilities	$—	$17,359

Dividends, interest and amortization of beneficial conversion feature related to preferred stock	$174	$1,529

Conversion of preferred stock to common stock	$—	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except per share amounts)

(1)   Basis of Presentation of Financial Information

        The accompanying consolidated financial statements of Inverness Medical Innovations, Inc. and its subsidiaries (the "Company") are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The Company filed audited consolidated financial statements for the year ended December 31, 2002, which included information and footnotes necessary for such presentation and were included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002.

(2)   Cash and Cash Equivalents

        The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2003, the Company's cash equivalents consisted of money market funds.

(3)   Inventories

        Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

	March 31, 2003	December 31, 2002
Raw materials	$13,851	$13,447
Work-in-process	8,498	7,076
Finished goods	16,609	16,632

	$38,958	$37,155

(4)   Noncash Items

        For the three months ended March 31, 2003, the Company recorded the following noncash items: (a) noncash interest expense of $50 representing the amortization of original issue discount related to certain of the Company's subordinated promissory notes, (b) noncash stock-based compensation of $6 and (c) a noncash charge of $130 to mark to market an interest rate swap agreement.

        For the three months ended March 31, 2002, the Company recorded the following noncash items: (a) noncash interest expense of $3,525 representing the amortization of original issue discount and beneficial conversion feature related to certain of the Company's subordinated promissory notes, (b) a total noncash asset impairment charge of $24,830, of which $12,148 was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations, representing the value of the impaired goodwill and trademarks relating to certain of the Company's nutritional supplement business, (c) noncash stock-based compensation of $10,145, and (d) a gain of

$9,600 related to the early extinguishment of certain subordinated promissory notes and the related repurchase of the beneficial conversion feature associated with these subordinated promissory notes, which was included as a component of other income, net, in the accompanying consolidated statements of operations.

(5)   Employee Stock-Based Compensation Arrangements

        For all periods presented in the accompanying unaudited financial statements, the Company accounted for its employee stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation. The Company has elected to use the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

        Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) would have been decreased (increased) to the pro forma amounts indicated as follows:

	Three Months Ended March 31,
	2003	2002
Net income (loss)—as reported	$1,998	$(31,457)
Stock-based employee compensation—as reported(a)	1	10,145
Pro forma stock-based employee compensation	(1,380)	(14,623)

Net income (loss)—pro forma	$619	$(35,935)

Income (loss) per share—basic:
Net income (loss) per share—as reported	$0.13	$(4.66)
Stock-based employee compensation—as reported	—	1.43
Pro forma stock-based employee compensation	(0.10)	(2.06)

Net income (loss) per share—pro forma	$0.03	$(5.29)

Income (loss) per share—diluted:
Net income (loss) per share—as reported	$0.12	$(4.66)
Stock-based employee compensation—as reported	—	1.43
Pro forma stock-based employee compensation	(0.09)	(2.06)

Net income (loss) per share—pro forma	$0.03	$(5.29)

(a)
Stock-based employee compensation expense, as reported, primarily represents the amortization of deferred compensation of certain stock options and restricted stock that were granted to employees below fair market value. This amount excludes stock-based compensation expense that the Company has recognized in connection with stock options that were granted to non-employees.

        The Company has computed the pro forma disclosures for stock options granted to employees after January 1, 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used were as follows:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rate	2.5 - 3.1%	4.3 - 4.8%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	57%	58%

        The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the three months ended March 31, 2003 and 2002 were $8.28 and $11.26, respectively.

(6)   Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2003	2002
Numerator:
Income (loss) before accounting change	$1,998	$(19,309)
Dividends, interest and amortization of beneficial conversion feature related to Series A Preferred Stock	(174)	(1,529)

Income (loss) before accounting change available to common stockholders	1,824	(20,838)
Cumulative effect of a change in accounting principle	—	(12,148)

Net income (loss) available to common stockholders—basic and diluted	$1,824	$(32,986)

Denominator:
Denominator for basic income (loss) per share—weighted average shares	13,800	7,082
Effect of dilutive securities:
Employee stock options	353	—
Warrants	140	—
Restricted stock and escrow shares	1,158	—

Dilutive potential common shares	1,651	—

Denominator for dilutive income (loss) per share—adjusted weighted average shares and assumed conversions	15,451	7,082

Income (loss) per share—basic:
Income (loss) before accounting change	$0.13	$(2.94)
Cumulative effect of a change in accounting principle	—	(1.72)

Net income (loss)	$0.13	$(4.66)

Income (loss) per share—diluted:
Income (loss) before accounting change	$0.12	$(2.94)
Cumulative effect of a change in accounting principle	—	(1.72)

Net income (loss)	$0.12	$(4.66)

        The Company had the following additional potential dilutive securities outstanding on March 31, 2003: (a) Series A Preferred Stock convertible into an aggregate of 646 shares of the Company's common stock, and (b) convertible promissory notes that are convertible into an aggregate of 344 shares of the Company's common stock. These potential dilutive securities were not included in the computation of diluted income per share because the effect of including the number of such potential dilutive securities in the denominator, together with the corresponding reversal of interest and dividend charges in the numerator, would be antidilutive.

        The Company had the following potential dilutive securities outstanding on March 31, 2002: (a) options and warrants to purchase an aggregate of 2,867 shares of the Company's common stock at a weighted average exercise price of $14.625 per share, (b) Series A Preferred Stock convertible into an aggregate of 4,720 shares of the Company's common stock, (c) 1,644 shares of restricted common stock issued to certain executive officers, and (d) 16 shares of common stock held in escrow. These potential dilutive securities were not included in the computation of diluted loss per share because the inclusion thereof would be antidilutive.

(7)   Comprehensive Income

        The Company's comprehensive income primarily relates to foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 2003 and 2002 was approximately $19 and $577 less than reported net income (loss), respectively, due primarily to foreign currency translation adjustments.

(8)   Pending Merger with Ostex International, Inc.

        On September 6, 2002, the Company entered into an agreement and plan of merger with Ostex International, Inc. ("Ostex"), pursuant to which the Company intends to acquire Ostex. Ostex develops and commercializes osteoporosis diagnostic products. On February 18, 2003, in order to increase the likelihood that the Company would obtain a consent to the merger from the Company's senior lenders, as required under the Company's material loan agreements, the parties amended the merger agreement to reduce the amount of consideration to be paid to acquire Ostex. The Company has subsequently received its senior lenders' consent to the merger with Ostex, subject to the condition that the merger be completed by June 30, 2003 and other conditions, including the addition of Ostex as a party to the credit facility and the lenders obtaining a security interest in Ostex's assets. The pending acquisition of Ostex remains subject to several closing conditions, including approval of the merger agreement governing the acquisition by the holders of at least two thirds of Ostex's outstanding voting stock at the Ostex shareholders meeting scheduled to take place on June 20, 2003 and other customary closing procedures. Consequently, there can be no assurance that the Company's acquisition of Ostex will occur.

        Under the merger agreement, as amended, the aggregate number of shares of the Company's common stock to be issued in the merger for Ostex's outstanding shares and to be reserved for the options and warrants to be assumed by the Company is 1,900 shares. Under the amended merger agreement, at the effective time of the merger, each outstanding share of Ostex common stock shall be converted into the right to receive a number of shares of the Company's common stock equal to a conversion ratio that is to be calculated by dividing 1,900 by the sum of (1) the total number of shares of Ostex common stock outstanding immediately prior to the effective time of the merger, and (2) the total number of shares of Ostex common stock subject to outstanding stock options and warrants that the Company is to assume in the merger. The shares of Ostex common stock subject to options and warrants to be assumed by the Company will convert at the same ratio.

        Also as part of the merger transaction with Ostex, the Company entered into a loan agreement to lend Ostex up to $2,000 to support its operations prior to the effective time of the merger. As of March 31, 2003, aggregate outstanding loans to Ostex amounted to $1,625, which loans bear interest per annum ranging from 5.9% to 6.27%. The loans mature on the earliest of (i) the acceleration of the loans by the Company upon the occurrence of an event of default, as defined in the merger agreement, (ii) termination of the merger agreement under certain specified circumstances, or (iii) December 31,

2003. The aggregate outstanding balance of the loans to Ostex is included as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheets.

        As of March 31, 2003, the Company has incurred $880 in acquisition costs related to the proposed merger with Ostex, which have been deferred and included as a component of deferred financing costs and other assets, net, in the accompanying consolidated balance sheet.

(9)   Financial Information by Segment

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

        The Company evaluates performance based on revenue and earnings before taxes. Segment information for the three months ended March 31, 2003 and 2002 is as follows:

	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
Three Months Ended March 31, 2003
Net revenue from external customers	$47,945	$16,862	$—	$64,807
Income (loss) before income taxes and accounting change	5,205	1,451	(3,802)	2,854
Assets	219,097	105,037	29,166	353,300
At December 31, 2002
Assets	220,714	107,698	29,334	357,746
Three Months Ended March 31, 2002
Net revenue from external customers	31,914	5,334	—	37,248
(Loss) income before income taxes and accounting change	(11,166)	203	(7,840)	(18,803)

(10) Recently Issued Accounting Standards

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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on the extinguishment of debt that does not meet the criteria of APB Opinion No. 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The Company adopted the provisions of this statement on January 1, 2003. As a result, any gains and losses from early extinguishment of debt in the future will be included in earnings from continuing operations and all prior periods presented will be required to be restated. Consequently, the restatement of prior period losses upon the adoption of this statement reduced the loss from continuing operations from $27,814 to $19,309, or from $4.14 to $2.94 per basic and diluted share, for the three months ended March 31, 2002.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement supersedes the guidance set forth in the Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity only be recognized when the liability is incurred, while under the previous guidance of EITF Issue No. 94-3, such liability would have been recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value should be used for initial measurement of the liability. However, this statement does not apply to costs associated with exit activities that involve an entity newly acquired in a business combination. The Company is required to apply the guidance of SFAS No. 146 with respect to exit or disposal activities initiated after December 31, 2002. Under current operating plans, the adoption of this statement does not have a material impact on the Company's financial position, results of operations or cash flows.

        In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which will significantly change current practice in the accounting for, and disclosure of, guarantees. FIN No. 45 requires that a guarantor recognizes, at the inception of certain types of guarantees, a liability of the obligation undertaken in issuing the guarantee at fair value. The interpretation also requires significant new disclosures in the financial statements of the guarantor about its obligations under certain guarantees. The Company was required to apply the disclosure provisions of FIN No. 45 in its financial statements as of December 31, 2002. The accounting provisions of FIN No. 45 are applicable for guarantees issued or modified after December 31, 2002. Neither the disclosure requirements nor the accounting provisions of FIN No. 45 had a material effect on the Company's financial statements.

(11) Subsequent Event

        On May 7, 2003, the Company entered into an agreement with Unilever Plc ("Unilever") to resolve certain issues that arose out of the acquisition of the Unipath business. Pursuant to the agreement, Unilever paid the Company $2,750 in cash. In addition, the working capital adjustment under the sale agreement with Unilever was fully resolved at the same time without further payment of any funds by either party. The Company will account for a favorable adjustment of $3,814 due to the resolution of these issues as other income in the statement of operations for the second quarter of 2003.

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

        For the three months ended March 31, 2003, we recorded net revenue of $64.8 million, compared to $37.2 million for the three months ended March 31, 2002. Our revenue growth resulted primarily from our acquisitions of IVC Industries (now operating as Inverness Medical Nutritionals Group or "IMN") in March 2002 and Wampole Laboratories in September 2002. Our acquisition of IMN provides us with manufacturing facilities for the majority of our nutritional supplement products and our acquisition of Wampole provides us with extensive distribution channels for our existing professional diagnostic products, as well as any new ones we will market in the future. In addition, as evidenced by our research and development spending of $4.7 million for the three months ended March 31, 2003, compared to $3.4 million for the three months ended March 31, 2002, we are committed to bringing superior and technologically advanced products to the consumer and professional diagnostic markets.

Recent Developments

Pending Acquisition of Ostex International, Inc.

        On September 6, 2002, we entered into an agreement and plan of merger with Ostex International, Inc., pursuant to which we intend to acquire Ostex. Ostex develops and commercializes osteoporosis diagnostic products. On February 18, 2003, in order to increase the likelihood that we would obtain a consent to the merger from our senior lenders, as required under our material loan agreements, we and Ostex amended the merger agreement to reduce the amount of consideration we will pay to acquire Ostex. We have subsequently received our senior lenders' consent to the merger with Ostex, subject to the condition that the merger be completed by June 30, 2003 and other conditions, including the addition of Ostex as a party to our credit facility and our lenders obtaining a security interest in Ostex's assets. Our pending acquisition of Ostex remains subject to several closing conditions, including approval of the merger agreement governing the acquisition by the holders of at least two thirds of Ostex's outstanding voting stock at the Ostex shareholders meeting scheduled to take place on June 20, 2003 and other customary closing procedures. Consequently, there can be no assurance that our acquisition of Ostex will occur.

        Under the merger agreement, as amended, the aggregate number of shares of our common stock to be issued in the merger for Ostex's outstanding shares and to be reserved for options and warrants that we will assume is 1.9 million shares. Under the amended merger agreement, at the effective time of the merger, each outstanding share of Ostex common stock will be converted into the right to receive a number of shares of our common stock equal to a conversion ratio that is to be calculated by dividing 1.9 million by the sum of (1) the total number of shares of Ostex common stock outstanding immediately prior to the effective time of the merger; and (2) the total number of shares of Ostex common stock subject to outstanding stock options and warrants that we are to assume in the merger. The shares of Ostex common stock subject to options and warrants to be assumed by us will convert at the same ratio.

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

        On March 12, 2003, the Court granted a subsequent preliminary injunction against Pfizer, Inc., based on a finding that a new version of Pfizer's e.p.t. pregnancy tests manufactured by Mizuho USA, Inc., a subsidiary of Mizuho Medy, Ltd., also likely infringes the same patent, as well as another patent owned by our subsidiary, Inverness Medical Switzerland GmbH. The Court also denied Pfizer's request for a stay of this injunction pending appeal. The Court has required that we post an additional bond in the amount $35 million before this injunction will become effective. As of the date of this filing, we have not posted this bond.

        The Court's orders effectively preclude Pfizer from selling either of these versions of its e.p.t. pregnancy tests pending appeal upon posting of the respective bonds. The orders do not prohibit Pfizer from finding new sources of supply.

FDA Clearance for New Digital Pregnancy Test

        We recently received FDA clearance to market and sell our new digital pregnancy test, Clearblue Easy Digital, which we expect to begin shipping in the third quarter of 2003. We expect this product to be the first consumer pregnancy test on the market to display test results in words. Instead of interpreting colored lines for a result, the digital display will spell out "Pregnant" or "Not Pregnant." For factors that may impact our ability to meet our expectations and market and sell this product, see "Certain Factors Affecting Future Results."

Results of Operations

        Net Product Sales.    Net product sales increased by $26.2 million, or 72%, to $62.7 million for the three months ended March 31, 2003 from $36.5 million for the three months ended March 31, 2002. In terms of product revenue growth by reporting segment, net product sales from our consumer products segment, which includes our consumer diagnostic products and our vitamins and nutritional supplements, increased by $15.0 million, or 48%, to $46.3 million for the three months ended March 31, 2003 from $31.3 million for the three months ended March 31, 2002. Net product sales from our professional diagnostic products segment increased by $11.2 million, or 215%, to $16.4 million for the three months ended March 31, 2003 from $5.2 million for the three months ended March 31, 2002.

        The increase in net product sales from our consumer products segment resulted predominantly from our acquisition of IMN which contributed $11.3 million to such increase. The remaining increase in net product sales from our consumer products segment resulted from our now fully-integrated Unipath business in the United States (acquired in late 2001), which primarily distributes our Clearblue® branded products for pregnancy detection and ovulation prediction. Somewhat offsetting the gross increase of net product sales from our consumer products segment was the discontinuation of the one-time product revenue generated from a diabetes-related packaging transition service contract between our subsidiary in Ireland and a subsidiary of Johnson & Johnson, which contract generated $2.2 million in net product sales for us for the three months ended March 31, 2002. This transition service contract resulted from our November 21, 2001 split-off and merger transaction, in which Johnson & Johnson acquired our former parent, Inverness Medical Technology, Inc. ("IMT"), and terminated in August 2002, together with the revenue generated therefrom. The increase in net product sales from our professional diagnostic products segment resulted entirely from our acquisition of Wampole.

        License Revenue.    License revenue represents license and royalty fees from intellectual property license agreements with third-parties. License revenue increased by $1.4 million, or 196%, to $2.1 million for the three months ended March 31, 2003 from $706,000 for the three months ended March 31, 2002. A significant portion of the increase in license revenue resulted from the difference in timing of receipts of license payments, and therefore, the recognition thereof in income (see "Critical Accounting Policies" included herein for a description of our revenue recognition policy with respect to license revenue). Because the majority of our license agreements was acquired as part of the Unipath business in late December 2001, during the three months ended March 31, 2002, receipts of license payments under those license agreements were slow and few as a result of transitioning the administration and management of such agreements from the former owner. The acquisition of Wampole also provided us with an additional license agreement which generated $190,000 in license revenue for the three months ended March 31, 2003. Additionally, a portion of the increase in license revenue resulted from the increase in sales of our licensees, based upon which most of the license payments are calculated.

        Gross Profit.    Total gross profit increased by $10.7 million, or 57%, to $29.5 million for the three months ended March 31, 2003 from $18.8 million for the three months ended March 31, 2002. Gross profit from net product sales, which represents total gross profits less gross profits associated with license revenue, increased by $9.4 million, or 50%, to $28.2 million for the three months ended March 31, 2003 from $18.8 million for the three months ended March 31, 2002. Overall gross margin from net product sales was 45% for the three months ended March 31, 2003, compared to 51% for the three months ended March 31, 2002.

        With respect to our consumer products segment, gross profit for that segment increased by $5.3 million, or $33%, to $21.6 million for the three months ended March 31, 2003 from $16.3 million for the three months ended March 31, 2002. Gross margin from our consumer product sales was 47% for the three months ended March 31, 2003, compared to 52% for the three months ended March 31, 2002. The increase in gross profit from our consumer product sales primarily resulted from the increase in sales of our Clearblue® products in the United States and the addition of IMN products. The decrease in gross margin from our consumer products sales resulted from the addition of IMN private label nutritional supplements which generate lower margins than our other consumer products.

        With respect to our professional diagnostic products segment, gross profit for that segment increased by $4.1 million, or 164%, to $6.6 million for the three months ended March 31, 2003 from $2.5 million for the three months ended March 31, 2002. Gross margin from our professional diagnostic product sales was 40% for the three months ended March 31, 2003, compared to 49% for the three months ended March 31, 2002. The increase in gross profit from our professional diagnostic product sales resulted entirely from the addition of Wampole products. The decrease in gross margin from our professional diagnostic product sales was also the result of the addition of Wampole products which generate lower margins than our other professional diagnostic products.

        Research and Development Expense.    Research and development expense increased by $1.3 million, or 39%, to $4.7 million for the three months ended March 31, 2003 from $3.4 million for the three months ended March 31, 2002. The increase resulted from our continuing commitment to invest extensively in research and development of new products and to improve upon our existing products. We expect to continue to invest heavily in research and development for the foreseeable future.

        Sales and Marketing Expense.    Sales and marketing expense increased by $2.1 million, or 22%, to $11.5 million for the three months ended March 31, 2003 from $9.4 million for the three months ended

March 31, 2002. This increase resulted entirely from the addition of the IMN and Wampole businesses. Sales and marketing expense as a percentage of net product sales decreased to 18% for the three months ended March 31, 2003 from 26% for the three months ended March 31, 2002, which decrease also resulted from the addition of IMN and Wampole as these businesses incur lower sales and marketing expense as a percentage of sales compared to our other businesses. We expect our sales and marketing expense on a gross basis to increase for the remainder of this year as we plan to increase our advertising efforts related primarily to the expected launch of our new digital pregnancy product.

        General and Administrative Expense.    General and administrative expense increased by $1.6 million, or 24%, to $8.4 million for the three months ended March 31, 2003 from $6.8 million for the three months ended March 31, 2002. Of this increase, $1.4 million resulted from the addition of the IMN and Wampole businesses. The remaining increase resulted from higher legal expenditures, which we expect to continue to incur as we actively defend our intellectual property portfolio, most of which we acquired as part of the Unipath business late December 2001. General and administrative expense as a percentage of net product sales decreased to 13% for the three months ended March 31, 2003 from 19% for the three months ended March 31, 2002. The improvement of general and administrative expense as a percentage of net product sales was achieved through the increase in sales and restructuring activities of the Unipath business during the first half of 2002.

        Charge Related to Asset Impairment.    During the three months ended March 31, 2002, we recorded a noncash impairment charge of $12.7 million to write-off a portion of the value that was assigned to trademarks and brand names related to certain of our nutritional supplement lines that we acquired in 1997. This charge was recorded in connection with the results of a separate impairment review performed on the carrying value of the goodwill related to such nutritional supplement lines, as discussed below in the caption "Cumulative Effect of a Change in Accounting Principle." No impairment charge was recorded during the three months ended March 31, 2003.

        Stock-Based Compensation.    During the three months ended March 31, 2003, we recorded noncash stock-based compensation expense of $6,000, which related to stock option grants to consultants. During the three months ended March 31, 2002, we recorded noncash stock-based compensation expense of $10.1 million. This amount related to a sale of our company's restricted stock made to our chief executive officer in 2001. At the time of the sale in 2001, we recorded noncash deferred compensation expense of $10.6 million because the purchase price of the stock was below its market value on the measurement date of the transaction. This deferred compensation expense was originally set to amortize over the vesting period of the restricted stock, which was a four-year period. However, as a result of an amendment to the terms of the restricted stock agreement in February 2002, we fully recognized the remaining unamortized deferred compensation expense, or $10.1 million, at that time.

        Interest Expense.    Interest expense decreased by $3.1 million, or 58%, to $2.2 million for the three months ended March 31, 2003 from $5.3 million for the three months ended March 31, 2002. Although our average debt balance had been higher during the three months ended March 31, 2003 than during the three months ended March 31, 2002, interest expense decreased because the average effective interest rate on our debt was lower in the current period. In particular, during the three months ended March 31, 2002, we recorded $3.5 million in amortization of noncash original issue discounts and discounts in the form of a beneficial conversion feature related to an issue of $20.0 million in subordinated promissory notes which were prepaid in March 2002. During the three months ended March 31, 2003, we only recorded $50,000 in amortization of noncash original issue discounts on certain subordinated promissory notes that were issued in September 2002.

        Other Income, Net.    Other income, net, includes interest income and other income and expenses. Interest income decreased by $86,000, or 23%, to $290,000 for the three months ended March 31, 2003 from $376,000 for the three months ended March 31, 2002. The decrease in interest income resulted from our lower average cash balance during the three months ended March 31, 2003, as we used a significant portion of our cash to help finance the acquisition of Wampole in September 2002. A significant portion of other income and expense generally represents foreign currency exchange gains and losses. For the three months ended March 31, 2003, we recognized $60,000 in foreign exchange transaction gains, compared to gains of $188,000 for the three months ended March 31, 2002. In addition, included in other income, net, for the three months ended March 31, 2002, is a one-time noncash gain of $9.6 million which resulted from the repurchase of the beneficial conversion feature associated with the early extinguishment of an issue of $20 million in subordinated promissory notes.

        Provision for Income Taxes.    Provision for income taxes increased by $350,000, or 69%, to $856,000 for the three months ended March 31, 2003 from $506,000 for the three months ended March 31, 2002. The increase in income taxes resulted from our increased profitability.

        Income (Loss) before Accounting Change.    We generated income before accounting change for the three months ended March 31, 2003 of $2.0 million, or $0.13 and $0.12 per basic and diluted common share, respectively, compared to a loss before accounting change of $19.3 million, or $2.94 per basic and diluted common share, for the three months ended March 31, 2002. A significant portion of the income before accounting change for the three months ended March 31, 2003 was generated as a result of the addition of Wampole. The significant loss for the three months ended March 31, 2002 resulted predominantly from various noncash and nonrecurring charges as described above.

        Cumulative Effect of a Change in Accounting Principle.    On January 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires annual impairment tests to be performed on all reporting units, as defined in the statement, with carrying values for goodwill. Based on the results of an independent appraisal obtained on the nutritional supplements business that we acquired in 1997, we recorded an impairment charge of $12.1 million to write-off the carrying value of the goodwill related to that business on January 1, 2002. This impairment charge was recorded as a cumulative effect of a change in accounting principle. There were no charges due to a change in accounting principle during the three months ended March 31, 2003.

        Net Income (Loss).    We generated net income for the three months ended March 31, 2003 of $2.0 million, or $0.13 and $0.12 per basic and diluted common share, respectively, compared to net loss for the three months ended March 31, 2002 of $31.5 million, or $4.66 per basic and diluted common share. A significant portion of the net income for the three months ended March 31, 2003 was generated as a result of the addition of Wampole. The significant net loss for the three months ended March 31, 2002 resulted predominantly from various noncash and nonrecurring charges as described above. See Note 6 of the accompanying "Notes to Consolidated Financial Statements" for the calculation of earnings per share.

Liquidity and Capital Resources

        Based upon our working capital position, current operating plans and business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our current outstanding debt and other commitments, as discussed below, for at least the next 12 months. This may be adversely impacted by unforeseen costs associated with integrating the proposed acquisition of Ostex International, Inc. and our ability to refinance the loans of our subsidiary IMN under its credit agreement with Congress Financial Corporation, as discussed below. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to expand our research and development efforts related to the substantial intellectual property portfolio we now own, as well as the intellectual property we may acquire in connection with our proposed acquisition of Ostex. We may also choose to further expand our research and development of, and may pursue the acquisition of, new products and technologies, through licensing arrangements, business acquisitions, or otherwise. If we decide to pursue such activities or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed, or, if available, may not be on acceptable terms, which could have a negative effect on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

Changes in Cash Position

        As of March 31, 2003, we had cash and cash equivalents of $23.4 million, a $7.3 million decrease, or 24%, from December 31, 2002. We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities, as well as contributions from our former parent prior to the split-off and merger transaction with Johnson & Johnson in November 2001. During the three months ended March 31, 2003, we generated cash of $2.5 million from financing activities, which primarily involved bank borrowings, net of scheduled repayments, of $1.8 million and proceeds of $684,000 from the exercises of certain common stock options and warrants.

        We used $7.7 million of cash in our operating activities during the three months ended March 31, 2003, which was due to a net working capital increase, excluding cash, of $13.6 million, offset by net income, adjusted for non-cash items, of $5.9 million. Also during the three months ended March 31, 2003, we used cash of $4.9 million for our investing activities. Our primary investing activities consisted of $3.1 million in capital expenditures, $1.1 million paid in costs related to the acquisitions of Wampole, IMN and the Unipath business, and $625,000 in loans to Ostex (as discussed below). Working capital was $29.4 million as of March 31, 2003, compared to $28.2 million as of December 31, 2002.

Investing Activities

        On September 6, 2002, we entered into an agreement and plan of merger with Ostex, pursuant to which we intend to acquire Ostex. Ostex develops and commercializes osteoporosis diagnostic products. We expect this merger to provide us with intellectual property rights in the field of osteoporosis testing, synergies through Ostex's existing and in-process intellectual property and the elimination of redundant positions, the ability to increase sales of Ostex's existing products through the use of our marketing and distribution channels and the opportunity for significant cost savings. On February 18, 2003, in order to increase the likelihood that we would obtain a consent to the merger from our senior lenders, as required under our material loan agreements, we and Ostex amended the merger agreement to reduce the amount of consideration we will pay to acquire Ostex. We have subsequently received our senior lenders' consent to the merger with Ostex, subject to the condition that the merger be completed by June 30, 2003 and other conditions, including the addition of Ostex as a party to our credit facility and our lenders obtaining a security interest in Ostex's assets.

        Under the merger agreement, as amended, the aggregate number of shares of our common stock to be issued in the merger for Ostex's outstanding shares and to be reserved for options and warrants that we will assume is 1.9 million shares. Under the amended merger agreement, at the effective time of the merger, each outstanding share of Ostex common stock will be converted into the right to receive a number of shares of our common stock equal to a conversion ratio that is to be calculated by dividing 1.9 million by the sum of (1) the total number of shares of Ostex common stock outstanding immediately prior to the effective time of the merger; and (2) the total number of shares of Ostex common stock subject to outstanding stock options and warrants that we are to assume in the merger. The shares of Ostex common stock subject to options and warrants to be assumed by us will convert at the same ratio.

        Also as part of the merger transaction with Ostex, we have agreed to lend up to $2.0 million to Ostex to support their operations prior to the effective time of the merger. To date, we have made loans aggregating $2.0 million to Ostex. Our pending acquisition of Ostex remains subject to several closing conditions, including approval of the merger agreement governing the acquisition by the holders of at least two thirds of Ostex's outstanding voting stock at the Ostex shareholders meeting scheduled to take place on June 20, 2003 and other customary closing procedures. Consequently, there can be no assurance that our acquisition of Ostex will occur. If and when we complete the acquisition of Ostex, we will be required to issue a significant number of shares of our common stock, which will likely dilute our earnings per share.

Financing Activities

        On November 14, 2002, our company and certain of our subsidiaries entered into a senior credit agreement with a group of banks, including General Electric Capital Corporation, Keybank National Association and the Royal Bank of Scotland Plc, for credit facilities in the aggregate amount of up to $55.0 million. The senior credit agreement consists of a U.S. term loan of $20.0 million, a European term loan of $10.0 million and a European revolving line of credit of up to $25.0 million. Outstanding borrowings amounted to $29.98 million under the term loans and $22.96 under the revolving line of credit as of March 31, 2003. Principal repayments under the U.S. term loan are to be made in eleven equal quarterly installments of $1.25 million starting on April 30, 2003 through October 31, 2005 with a final installment of $6.25 million due in November 2005. Principal repayments under the European term loan are to be made in fourteen equal quarterly installments of $25,000 starting on January 31, 2003 through April 30, 2006 with a final installment of $9.65 million due in May 2006. We may also choose to prepay all or part of the term loans provided that we prepay at least $1.0 million or a multiple thereof. We may repay our borrowings under the revolving line of credit at any time but in no event later than November 14, 2005. We must make mandatory prepayments on the loans under the senior credit agreement if we meet certain cash flow thresholds, collect certain insurance proceeds in excess of certain thresholds, issue equity securities on or after November 14, 2003 or sell assets not in the ordinary course of our business. Borrowings under the term loans and the revolving line of credit bear interest at either (i) the London Interbank Offered Rate ("LIBOR"), as defined in the credit agreement, plus applicable margins or, at our option, (ii) a floating Index Rate, as defined in the credit agreement, plus applicable margins. Applicable margins, depending on the type of loan, can range from 1.25% to 3.75% and are subject to quarterly adjustments based on our total leverage ratio, as defined in the credit agreement. At March 31, 2003, the interest rates applicable on the U.S. term loan, the European term loan and the revolving line of credit were 4.59%, 5.09% and 4.59%, respectively. Borrowings under this senior credit agreement are secured by the stock of certain of our U.S. and European subsidiaries, a significant portion of our intellectual property rights and the assets of our business in the U.S. and Europe, excluding those assets of IMN, Orgenics Ltd., our Israeli subsidiary, Orgenics' subsidiaries and Unipath Scandinavia AB, our Swedish subsidiary. Under this senior credit agreement, we must comply with various financial and nonfinancial covenants. The primary financial covenants pertain to, among other things, fixed charge coverage ratio, capital expenditure, various leverage ratios, and minimum EBITDA and cash requirement. In addition, the senior credit agreement currently prohibits us from paying dividends. As of March 31, 2003, we were in compliance with the covenants. Failure to comply with these covenants may have a material adverse impact on our financial condition.

        On September 20, 2002, we sold units having an aggregate purchase price of $20.0 million to private investors to help finance our acquisition of Wampole. Each unit was issued for $50,000 and consisted of (i) a 10% subordinated promissory note in the principal amount of $50,000 and (ii) a warrant to acquire 400 shares of our common stock at an exercise price of $13.54 per share. In the aggregate, we issued fully vested warrants to purchase 160,000 shares of our common stock, which may be exercised at any time on or prior to September 20, 2012. In addition, the placement agent for the offering of the units received a warrant to purchase 37,700 shares of our common stock, the terms of which are identical to the warrants sold as a part of the units. The 10% subordinated notes accrue interest on the outstanding principal amount at 10% per annum, which is payable quarterly in arrears on the first day of each calendar quarter starting October 1, 2002. The 10% subordinated notes mature on September 20, 2008, subject to acceleration in certain circumstances, and we may prepay the 10% subordinated notes at any time, subject to certain prepayment penalties. Subject to the consent of our senior lenders, we may repay the 10% subordinated notes and pay any prepayment penalty, in cash or in shares of our common stock valued at 95% of the average closing price of such stock over the ten consecutive trading days immediately preceding the payment date. The 10% subordinated notes are expressly subordinated to up to $150.0 million of indebtedness for borrowed money incurred or guaranteed by our company plus any other indebtedness that we incur to finance an acquisition. Among the purchasers of the units were three of our directors and officers and an entity controlled by our chief executive officer, who collectively purchased an aggregate of 37 units consisting of 10% subordinated notes in the aggregate principal amount of $1.85 million and warrants to purchase an aggregate of 14,800 shares of our common stock.

        On September 20, 2002, also in connection with the financing of the Wampole acquisition, we sold 9% subordinated promissory notes in an aggregate principal amount of $9.0 million and 3% subordinated convertible promissory notes in an aggregate principal amount of $6.0 million to private investors for an aggregate purchase price of $15.0 million. The 9% subordinated notes and 3% convertible notes accrue interest on the outstanding principal amount at 9% and 3% per annum, respectively, which is payable quarterly in arrears on the first day of each calendar quarter starting October 1, 2002. Both the 9% subordinated notes and the 3% convertible notes mature on September 20, 2008, subject to acceleration in certain circumstances, and we may prepay the 9% subordinated notes at any time, subject to certain prepayment penalties and the consent of our senior lenders. If we repay the 9% subordinated notes and the 3% convertible notes, we may do so in cash or in shares of our common stock valued at 95% of the average closing price of such stock over the ten consecutive trading days immediately preceding the payment date. At any time prior to the maturity date, the holders of the 3% convertible notes have the option to convert all of their outstanding principal amounts and unpaid interest into shares of our common stock at a conversion price equal to $17.45. Additionally, the outstanding principal amount and unpaid interest on the 3% convertible notes will automatically convert into common stock at a conversion price equal to $17.45 if, at any time after September 20, 2004, the average closing price of our common stock in any consecutive thirty day period is greater than $22.67. An entity controlled by our chief executive officer purchased 3% convertible notes in the aggregate principal amount of $3.0 million.

        As of March 31, 2003, our subsidiary IMN had a total outstanding debt balance of $19.2 million, of which $13.9 million represented borrowings under a credit agreement with Congress Financial Corporation, a subsidiary of Wachovia Corporation, and $5.3 million related to various notes payable and capital leases. Under the credit agreement with Congress, as amended, IMN can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to specified borrowing base limitations. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.50% above the bank's prime rate or, at IMN's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. As of March 31, 2003, the interest rates on the loans with Congress ranged from 5.04% to 5.75%. The notes are collateralized by substantially all of IMN's assets. The credit agreement with Congress requires IMN to maintain minimum tangible net worth and contains various restrictions customary in such financial arrangements, including limitations on the payment of cash dividends. As of March 31, 2003, IMN was in compliance with such requirements and restrictions. The loans with Congress are set to mature on October 16, 2003 and because we are restricted in funding IMN under our senior credit agreement, our current intention is to refinance the Congress loans with a new arrangement when those become due. However, a new financing arrangement may not be available when needed, or, if available, may not be on acceptable terms, which could have a negative effect on our business and results of operations. IMN's other notes payable and capital leases mature on various dates through July 2008.

        During 1999, our subsidiary CDIL financed the purchase of one of the buildings that houses its manufacturing activities through a mortgage loan with the seller. The outstanding balance of the CDIL Mortgage was $76,000 as of March 31, 2003. The mortgage loan bears interest at 6% and is payable semiannually through the current year.

        As of March 31, 2003, our subsidiary Orgenics had bank debt balances totaling $367,000. Orgenics' bank debt is collateralized by certain of Orgenics' assets. Orgenics' notes bear interest at rates ranging from 3.3% to 13% and are payable on various dates through 2004.

        As of March 31, 2003, there were 323,060 shares of our Series A Redeemable Convertible Preferred Stock outstanding. Each share of Series A Preferred Stock accrues dividends on a quarterly basis at $2.10 per annum, but only on those days when the closing price of our common stock is below $15. For the three months ended March 31, 2003, we recorded $33,000 in dividends. Dividends accrued are payable only if declared by the board of directors. Until December 31, 2003, accrued dividends, if any, must be paid in our common stock. The number of shares of common stock to be issued in payment of any accrued dividends is equal to such number as is determined by dividing the aggregate amount of the accrued dividend then payable by the greater of (i) $15 or (ii) the average market price during the thirty trading day period immediately preceding the date such dividend is declared. Thereafter, we have the option to pay dividends in cash or common stock. In addition, our senior credit agreement currently prohibits us from paying dividends. The number of shares of common stock to be issued upon any voluntary conversion of one share of Series A Preferred Stock is equal to such number as is determined by dividing $30 by the conversion price in effect at the time of conversion. As of March 31, 2003, the conversion price was $15, subject to adjustment. Accordingly, each share of Series A Preferred Stock is currently convertible into two shares of common stock. Starting on December 20, 2003, we may convert the Series A Preferred Stock into common stock in the event that the average closing price of our common stock exceeds $20 for any consecutive thirty trading day period. The Series A Preferred Stock may be redeemed upon a vote by the holders of at least two-thirds of the outstanding Series A Preferred Stock on or after June 30, 2011. The redemption price per share of Series A Preferred Stock will be equal to $30 plus a premium calculated at 5% per annum from the date of issuance.

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

Critical Accounting Policies

        The consolidated financial statements included in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States. The accounting policies discussed below are considered by our management to be critical to an understanding of our financial statements because their application depends on management's judgment, with financial reporting results relying on estimations and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the "Notes to Consolidated Financial Statements" included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts

        Sales arrangements with customers for our consumer products generally require us to accept product returns. From time to time, we also enter into sales incentive arrangements with our customers, which generally reduce the sale prices of our products. Against product revenue recognized in any reporting period, we must establish allowances for potential future product returns and claims resulting from our sales incentive arrangements. Calculation of these allowances requires significant judgments and estimates. When evaluating the adequacy of the sales returns and other allowances, our management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products. Material differences in the amount and timing of our product revenue for any reporting period may result if changes in conditions arise that would require management to make different judgments or utilize different estimates. Our provision for sales returns and other allowances related to sales incentive arrangements amounted to approximately $10.4 million and $7.7 million for the three months ended March 31, 2003 and 2002, respectively. The increase primarily resulted from the addition of IMN.

        Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $37.5 million and $37.3 million, net of an allowance for doubtful accounts of $823,000 and $871,000 as of March 31, 2003 and December 31, 2002, respectively.

Valuation of Inventories

        We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers' demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers' demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $39.0 million and $37.2 million, which is net of a provision of $1.8 million and $1.3 million, as of March 31, 2003 and December 31, 2002, respectively.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

        Our long-lived assets include property, plant and equipment, goodwill and other intangible assets. As of March 31, 2003, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $46.5 million, $109.5 million and $78.7 million, respectively. Where we believe that property, plant and equipment and intangible assets have finite lives, we depreciate and amortize those assets over their estimated useful lives. For purposes of determining whether there are any impairment losses, as discussed below, our management has historically examined the carrying value of our identifiable long-lived tangible and intangible assets and goodwill, including their useful lives, when indicators of impairment are present. In addition, SFAS No. 142 requires that impairment reviews be performed on the carrying values of all goodwill on at least an annual basis. For all long-lived tangible and intangible assets and goodwill, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period we identify the impairment. Furthermore, if our review of the carrying values of the long-lived tangible and intangible assets indicates impairment of such assets, we may determine that shorter estimated useful lives are more appropriate. In that event, we will be required to record additional depreciation and amortization in future periods, which will reduce our earnings.

  Valuation of Goodwill

        We have goodwill balances related to our consumer diagnostics and professional diagnostics reporting units, which amounted to $66.5 million and $43.0 million, respectively, as of March 31, 2003. As of December 31, 2002, we performed an impairment review on the carrying values of such goodwill. Based on the discounted projected future cash flows approach, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired as of December 31, 2002. Because future cash flows and operating results used in the impairment review are based on management's projections and assumptions, future events can cause such projections to differ from those used at December 31, 2002, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our evaluation as of December 31, 2002 that would require us to reassess whether the carrying values of our goodwill have been impaired.

  Valuation of Other Long-Lived Tangible and Intangible Assets

        Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of March 31, 2003, future events could cause us to conclude otherwise.

Accounting for Income Taxes

        As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals and lives assigned to long-lived and intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered through future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within our tax provision.

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

Legal Contingencies

        Because of the nature of our business, we may from time to time be subject to consumer product claims or various other lawsuits arising in the ordinary course of our business and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other commercial claims. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can result in counterclaims against us. We are currently involved in certain legal proceedings, as discussed in "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission and "Part II. Item 1. Legal Proceedings" in this Quarterly Report. We do not accrue for potential losses on legal proceedings where our company is the defendant when we are not able to quantify our potential liability, if any, due to uncertainty as to the nature, extent and validity of the claims against us, uncertainty as to the nature and extent of the damages or other relief sought by the plaintiff and the complexity of the issues involved. Our potential liability, if any, in a particular case may become quantifiable as the case progresses, in which case we will begin accruing for the expected loss.

        In addition, in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2002, we have reported on certain legal proceedings as to which we do not believe a final ruling against us could have a material adverse impact on our financial position and operations. To the extent that unanticipated facts or circumstances arise that cause us to change this assessment with respect to any matter, our future results of operations and financial position could be materially affected.

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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on the extinguishment of debt that does not meet the criteria of APB Opinion No. 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. We adopted the provisions of this statement on January 1, 2003. As a result, any gains and losses from early extinguishment of debt in the future will be included in earnings from continuing operations and all prior periods presented will be required to be restated. Consequently, the restatement of prior period losses upon the adoption of this statement reduced our loss from continuing operations from $27,814 to $19,309, or from $4.14 to $2.94 per basic and diluted share, for the three months ended March 31, 2002.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement supersedes the guidance set forth in the Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity only be recognized when the liability is incurred, while under the previous guidance of EITF Issue No. 94-3, such liability would have been recognized at the date of an entity's commitment to an exit plan. This statement also establishes that fair value should be used for initial measurement of the liability. However, this statement does not apply to costs associated with exit activities that involve an entity newly acquired in a business combination. We are required to apply the guidance of SFAS No. 146 with respect to exit or disposal activities initiated after December 31, 2002. Under current operating plans, the adoption of this statement does not have a material impact on our financial position, results of operations or cash flows.

        In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which will significantly change current practice in the accounting for, and disclosure of, guarantees. FIN No. 45 requires that a guarantor recognizes, at the inception of certain types of guarantees, a liability of the obligation undertaken in issuing the guarantee at fair value. The interpretation also requires significant new disclosures in the financial statements of the guarantor about its obligations under certain guarantees. We were required to apply the disclosure provisions of FIN No. 45 in our financial statements as of December 31, 2002. The accounting provisions of FIN No. 45 are applicable for guarantees issued or modified after December 31, 2002. Neither the disclosure requirements nor the accounting provisions of FIN No. 45 had a material effect on our financial statements.

Certain Factors Affecting Future Results

        There are various risks, including those described below, which may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements on pages 2 and 42 of this report.

Our business has substantial indebtedness, which could result in adverse consequences for us.

        As of March 31, 2003, we had approximately $108.3 million of gross indebtedness outstanding under our credit facilities and other debt-related instruments. This substantial level of debt affects our future operations in several important ways, including the following:

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

        As of March 31, 2003, we had approximately $67.2 million of gross indebtedness outstanding under our various credit facilities, substantially all of which was owed to General Electric Capital Corporation, Keybank National Association, The Royal Bank of Scotland Plc and Congress Financial Corporation. The agreements governing these various credit facilities subject us to various financial and other covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to fixed charge coverage, capital expenditure, various leverage ratios, minimum EBITDA, total net worth and minimum cash requirement. If we violate any of these covenants, there may be a material adverse effect on us. Most notably, our outstanding debt under one or more of our credit facilities could become immediately due and our ability to borrow additional funds in the future may be limited.

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

        On December 20, 2001, we acquired the Unipath business, including our Clearblue and Clearview product lines, from Unilever and certain affiliated entities. On March 19, 2002, we acquired IVC Industries, Inc. (now doing business as Inverness Medical Nutritionals Group or "IMN"). On September 20, 2002, we acquired the Wampole Division of MedPointe Inc. The value of the Unipath business, IMN or Wampole to us may not be greater than or equal to their purchase prices. Further, we cannot guarantee that we will realize any of the benefits or strategic objectives we are seeking to obtain by acquiring the Unipath business, IMN or Wampole. In connection with the accounting for the acquisitions of the Unipath business and Wampole, we have recorded a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our results of operations in future periods.

We may not be able to complete our pending acquisition of Ostex International, Inc., in which case we will have incurred substantial expenses without realizing the expected benefits.

        Our pending acquisition of Ostex International, Inc., or Ostex, is subject to several closing conditions, most notably approval of the merger agreement governing the acquisition by Ostex's shareholders. As a result, there is no assurance that the acquisition will occur. If the acquisition does not occur, we expect to incur approximately $1.25 million to $1.75 million in acquisition related expenses. These expenses may have a material adverse impact on our results of operations and financial condition because we will not have realized the expected benefits of the acquisition of Ostex.

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

        In connection with the accounting for the pending acquisition of Ostex, we expect to record a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our results of operations in future periods.

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

        In addition, any future acquisitions or investments may result in:

  •
  issuances of dilutive equity securities, which may be sold at a discount to market price;

  •
  use of significant amounts of cash;

  •
  the incurrence of debt;

  •
  the assumption of significant liabilities;

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

        On March 12, 2003, the United States District Court for the District of New Jersey entered an order granting our motion for a preliminary injunction against Pfizer, Inc., based on a finding that Pfizer's e.p.t® pregnancy tests, as manufactured by Mizuho USA, Inc., a subsidiary of Mizuho Medy, Ltd., likely infringe two of our patents. The Court's order effectively would preclude Pfizer from selling this version of its e.p.t. pregnancy test pending appeal, subject to our posting a $35 million bond with the Court. While we currently have offers to post the bond, we have not yet done so. At the time we choose to post the bond, we may not be able to secure the required bond at a reasonable cost. If we fail to post this bond, we may fail to realize the full benefits of the injunction imposed by the Court and we may lose the opportunity to increase our share of the market for pregnancy tests that we might have if Pfizer was forced to stop distributing the current version of its e.p.t. product.

We could be liable for damages to Pfizer, Inc. if, despite preliminary injunctions preventing sale of Pfizer's e.p.t. pregnancy tests, the Court ultimately determines that e.p.t. does not infringe our patents.

        The United States District Court for the District of New Jersey has issued two preliminary injunctions that effectively preclude Pfizer, Inc. from selling existing versions of its e.p.t.® pregnancy tests based on findings that these tests likely infringe certain of our patents. Both preliminary injunctions were conditioned upon us posting bonds with Court and we have posted the bond on the first injunction. Despite the Court's findings that Pfizer's e.p.t. pregnancy tests likely infringe our patents, a final determination on whether these tests infringe our patents will not be made until after a trial has occurred. The Court could rule against us at trial and find that these tests do not infringe our patents, in which case we could be held liable for damages to Pfizer for lost profits suffered during the period it was prohibited by the preliminary injunctions from selling such tests. In that case, we would lose any collateral provided by us to any surety for the bonds posted with the Court to the extent of any damages awarded to Pfizer and we would be liable to Pfizer and/or our surety provider(s) to the extent that damages awarded exceed collateral provided by us.

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

        In addition, we rely on third parties to manufacture most of our professional diagnostic products and certain components of our consumer diagnostics products, including products in development. Any event impacting our manufacturing facilities, our manufacturing systems or equipment, or our contract manufacturers or suppliers, including, without limitation, wars, terrorist activities, natural disasters and outbreaks of infectious disease (such as SARS), could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline or we could incur losses until such time as we were able to restore our production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

We may not be successful in manufacturing, shipping and selling our new digital pregnancy test.

        On May 2, 2003, we received notification that the United States Food and Drug Administration, or the FDA, cleared the marketing and sale of our new digital pregnancy test, Clearblue Easy Digital, which we expect to be the first consumer pregnancy test on the market to display test results in words. Instead of interpreting colored lines for a result, the digital display will spell out "Pregnant" or "Not Pregnant." We expect to begin shipping this product in the third quarter of 2003. However, manufacturing or distribution problems, or other factors beyond our control, could delay this launch. In addition, we cannot assure you that the market will accept this new product or that any such acceptance will not dilute market acceptance of our other consumer pregnancy test products. Accordingly, there is no assurance that our overall revenues will increase if and when this product is launched.

If we fail to meet strict regulatory requirements, we could be required to pay fines or even close our facilities.

        Our facilities and manufacturing techniques generally must conform to standards that are established by government agencies, including those of European and other foreign governments, as well as the FDA, and, to a lesser extent, the United States Drug Enforcement Agency, or the DEA, and local health agencies. These regulatory agencies may conduct periodic inspections of our facilities to monitor our compliance with applicable regulatory standards. If a regulatory agency finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us or if such a regulatory agency determines that our non-compliance is severe, it may close our facilities. Any adverse action by an applicable regulatory agency could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers' demands. These regulatory agencies may also impose new or enhanced standards that would increase our costs as well as the risks associated with non-compliance. For example, we anticipate that the FDA may soon finalize and implement "good manufacturing practice," or GMP, regulations for nutritional supplements. GMP regulations would require supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP regulations for drugs. While our manufacturing facilities for nutritional supplements have been subjected to, and passed, third party inspections against anticipated GMP standards, the ongoing compliance required in the event that GMP regulations are adopted would involve additional costs and would present new risks associated with any failure to comply with the regulations in the future.

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

Sales of our branded nutritional supplements have been trending downward since 1998 due to the maturity of the market segments they serve and the age of that product line and we may experience further declines in sales of those products.

        Sales of our branded nutritional products have declined each year since 1998 until the year 2002 when they increased slightly as compared to 2001. We believe that those products have under-performed because they are, for the most part, aging brands with limited brand recognition that face increasing private label competition. The age of this product line means that we are subject to future distribution loss for under-performing brands, while our opportunities for new distribution on the existing product lines are limited. Though we did experience a slight increase in sales seen during 2002, sales for the first quarter of 2003 suggest that the overall trend of declining sales for these products may continue. In any case, we do not expect significant sales growth of our existing branded nutritional products and we may experience further declines in sales of those products in the future.

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

  •
  a counterclaim by PBM against us in a patent infringement suit maintained by our subsidiaries, Inverness Medical Switzerland GmbH and Unipath Diagnostics, Inc., against PBM et. al. in which PBM alleges that we have breached various obligations to PBM arising out of its joint venture with us; and

  •
  an action brought by approximately 65 consumers in London alleging defects in our Persona contraceptive device leading to unwanted pregnancies. We believe that any liability in this matter is fully covered by separate insurance provided by Unilever in connection with our acquisition of the Unipath business.

        Because the above claims each seek damages and reimbursement for costs and expenses without specific amounts, we are unable to assess the probable outcome of or potential liability arising from the lawsuits.

        In connection with our split-off from IMT, we agreed to assume, to the extent permitted by law, and indemnify IMT for, all liabilities arising out of the women's health, nutritional supplements and professional diagnostics businesses before or after the split-off to the extent such liabilities are not otherwise retained by IMT. Through our acquisitions of the Unipath business, IMN and Wampole, we also assumed or acquired substantially all of the liabilities of those businesses. We are unable to assess the materiality or costs associated with these lawsuits at this time. We cannot assure you that these lawsuits or any future lawsuits relating to our businesses will not have a material adverse effect on us.

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

        The medical products industry is rapidly evolving and developments are expected to continue at a rapid pace. Competition in this industry, which includes both our consumer diagnostics and professional diagnostics businesses, is intense and expected to increase as new products and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. Our future success depends upon maintaining a competitive position in the development of products and technologies in our areas of focus. Our competitors may:

  •
  develop technologies and products that are more effective than our products or that render our technologies or products obsolete or noncompetitive;

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

        Although we have dismissed Arthur Andersen LLP as our independent public accountants and have now engaged BDO Seidman, LLP, our consolidated financial statements as of December 31, 2001 and for the two years in the period ended December 31, 2001 included into our Annual Report on Form 10-K for the year ended December 31, 2002 were audited by Arthur Andersen.

        On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the government's investigation of Enron Corporation. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen guilty of these federal obstruction of justice charges. In light of the jury verdict and the underlying events, Arthur Andersen subsequently substantially discontinued operations and dismissed essentially its entire workforce. You are therefore unlikely to be able to exercise effective remedies or collect judgments against Arthur Andersen. In addition, Arthur Andersen has not consented to the inclusion of its report in our Annual Report on Form 10-K for the year ended December 31, 2002, and the requirement to file its consent has been dispensed with in reliance on Rule 2-02(e) of Regulation S-X. Because Arthur Andersen has not consented to the inclusion of its report in our Annual Report on Form 10-K for the year ended December 31, 2002, you will not be able to recover against Arthur Andersen under Section 11 of the Securities Act for any untrue statement of a material fact contained in the financial statements audited by Arthur Andersen or any omissions to state a material fact required to be stated in those financial statements.

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

        As of March 31, 2003, there were 323,060 shares of our Series A Preferred Stock outstanding. Pursuant to the terms of the certificate of designation creating our Series A Preferred Stock, upon a liquidation or a deemed liquidation of our company, the holders of the shares of our Series A Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $30 per share of our Series A Preferred Stock (or $40.50 per share in certain circumstances), plus the amount of any dividends that have accrued on those shares, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting our Series A Preferred Stock. Dividends accrue on the shares of our Series A Preferred Stock at the rate of up to $2.10 per share per annum based on the percentage of trading days on which the closing market price of our common stock is less than $15.00. As a result of these terms, the holders of our common stock may be disproportionately affected by any reduction in the value of our assets or fluctuations in the market price of our common stock.

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

        On November 21, 2001, we were split-off from IMT and became an independent, publicly owned company as part of a transaction by which IMT was acquired by Johnson & Johnson. Prior to that time, we had been a majority owned subsidiary of IMT, and the businesses that we acquired in connection with the restructuring that preceded the split-off represented approximately 20% of IMT's net product sales during the calendar quarter concluded immediately prior to the split-off. The historical financial information relating to any periods beginning prior to November 21, 2001 included in our reports filed with the Securities and Exchange Commission report on time periods prior to the split-off reflects the operating history of our businesses when we were a part of IMT. As a result, the financial information may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone company during those periods. This financial information also may not reflect what our results of operations, financial position and cash flows will be in the future. This is not only related to the various risks associated with the fact that we have not been a stand-alone company for a long period of time, but also because:

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

SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. There may be events in the future that we are not able to predict accurately or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We caution investors that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those we discuss in this Quarterly Report on Form 10-Q. These differences may be the result of various factors, including those factors described in the "Certain Factors Affecting Future Results" section in this Quarterly Report and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Some important additional factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:

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

        Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At March 31, 2003, our short-term investments approximated market value.

        At March 31, 2003, we had a U.S. term loan of $20.0 million and a European term loan of $9.98 million outstanding and $22.96 million outstanding borrowings on a European revolving line of credit under our senior credit agreement. Principal repayments under the U.S. term loan are to be made in eleven equal quarterly installments of $1.25 million starting on April 30, 2003 through October 31, 2005 with a final installment of $6.25 million due in November 2005. Principal repayments under the European term loan are to be made in fourteen equal quarterly installments of $25,000 starting on January 31, 2003 through April 30, 2006 with a final installment of $9.65 million due in May 2006. Any borrowings under the revolving line of credit will mature on November 14, 2005. Borrowings under the term loans and the revolving line of credit bear interest at either (i) the London Interbank Offered Rate ("LIBOR"), as defined in the credit agreement, plus applicable margins or, at our option, (ii) floating at the Index Rate, as defined in the credit agreement, plus applicable margins. Applicable margins, depending on the type of loan, can range from 1.25% to 3.75% and are subject to quarterly adjustments based on our total leverage ratio, as defined in the credit agreement.

        We have an interest rate swap agreement with a bank in place, which will provide us with limited protection from fluctuations in the LIBOR rate. Under the interest rate swap agreement, the LIBOR rate is at a minimum of 3.36% and a maximum of 5% and applies to $34.8 million to $39.0 million of our loans, depending upon the interest period, for the remaining term of the agreement. This interest rate swap agreement is effective through December 30, 2004. As of December 31, 2002, the LIBOR and Index rates applicable under the senior credit agreement were 1.34% and 4.25%, respectively.

Assuming no changes in our leverage ratio which would have affected the margin of the interest rates, the effect of interest rate fluctuations on the loans under the senior credit agreement over the next twelve months is quantified and summarized as follows:

Interest Expense Increase
If compared to the rate at March 31, 2003,
LIBOR increases by 1% point	$502,000
LIBOR increases by 2% point	1,003,000
Index Rate increases by 1% point	$502,000
Index Rate increases by 2% point	1,003,000

        Our subsidiary IMN has a credit agreement with its bank, under which it can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to specified borrowing base limitations. These IMN loans mature on October 16, 2003. As of March 31, 2003, total borrowings outstanding under the credit agreement with the bank were $13.9 million. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.5% above the bank's prime rate or, at IMN's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. As of March 31, 2003, the interest rates on $3.8 million of the outstanding borrowings were at the Adjusted Eurodollar Rates ranging from 1.29% to 1.43% plus the spread of 3.75% and the interest rate on the remaining $10.1 million of the outstanding borrowings was at the prime rate of 4.25% plus the spread of 1.5%. The effect of interest rate fluctuations on the loans under IMN's credit agreement until the loans mature is quantified and summarized as follows:

Interest Expense Increase
If compared to the rate at March 31, 2003,
Interest rate increases by 1% point	$72,000
Interest rate increases by 2% point	145,000

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. For the three months ended March 31, 2003, the net impact of foreign currency changes on transactions was a gain of $60,000. Generally, we do not use derivative financial instruments or other financial instruments to hedge such economic exposures. However, if our foreign currency exchange exposure in these transactions continues to be significant, we may decide to use such instruments in the future. In addition, because significant amounts of the revenue and expenses of our Unipath business are denominated in foreign currencies, our Unipath business has historically utilized and will continue to utilize short-term foreign exchange forward contracts to minimize exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. Our goal is to utilize short-term foreign exchange forward contracts for recognized receivables and payables and firmly committed cash inflows and outflows, which allow us to reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts are expected to substantially offset losses and gains on the assets, liabilities and transactions to which these contracts relate. Cash inflows and outflows denominated in the same foreign currency are netted on a legal entity basis and the corresponding net cash flow exposure is appropriately hedged. As of March 31, 2003, we had several immaterial short-term foreign exchange forward contracts outstanding.

        In addition, because a substantial portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results), our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the average exchange rates used to translate the financial results of our foreign subsidiaries, our net revenue and net income for the three months ended March 31, 2003 would have been lower by approximately the following amounts:

If for the three months ended March 31, 2003, the U.S. dollar was stronger by:	Approximate Decrease in
	Net Revenue	Net Income
1%	$187,000	$22,000
5%	937,000	112,000
10%	1,875,000	224,000

ITEM 4.    CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the required evaluation, our Chief Executive Officer and Vice President of Finance believe that, as of the date of completion of the evaluation, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

        As previously noted in the Current Report on Form 8-K that we filed on April 18, 2003 (the "Current Report"), Ernst & Young LLP resigned as our independent auditors on April 11, 2003. Ernst & Young LLP, in connection with its audit for the year ended December 31, 2002, noted certain conditions that it considered to be material weaknesses in our internal controls. The conditions that Ernst & Young LLP considered to be material weaknesses in our internal controls are listed in the Current Report.

        Our Chief Executive Officer and Vice President of Finance, in reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, carefully considered the views of Ernst & Young LLP that the conditions listed in the Current Report constitute material weaknesses in our internal controls. Although several of these conditions corresponded with areas that we had targeted, or are targeting, for improvement as part of our strategy for managing, growing and improving our operations, our Chief Executive Officer and Vice President of Finance, as of the completion of their evaluation of our disclosure controls and procedures, do not consider the conditions referred to by Ernst & Young LLP to be material weaknesses in our internal controls and believe that our disclosure controls and procedures are effective as stated above.

        We have conducted and will continue to conduct further reviews, and from time to time put in place additional documentation, of our disclosure controls and procedures, including our internal controls and procedures for financial reporting. We may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that our systems evolve with, and meet the needs of, our business. These changes may include changes necessary or desirable to address recommendations of our management and/or our independent accountants. These changes may include changes to our own systems, as well as to the systems of businesses that we have acquired or that we may acquire in the future and will, if made, be intended to enhance the effectiveness of our controls and procedures.

        As mentioned above, Ernst & Young LLP referred to certain conditions that it considered to be material weaknesses in our internal controls. Notwithstanding the fact that we do not concur with Ernst & Young LLP's views that the conditions it noted constituted material weaknesses in our internal controls, as part of the aforementioned ongoing review of our internal controls and procedures as well as a review of our business generally, we have taken, and continue to take, actions that may have the effect of addressing one or more of the conditions referred to by Ernst & Young LLP as material weaknesses. Certain of these efforts are described in Item 4(b) below.

(b)   Changes in internal controls

        Between the completion of the evaluation of the effectiveness of our disclosure controls and procedures, as described in Item 4(a) above, and the date hereof, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Our Chief Executive Officer and Vice President of Finance concluded, as of the date of the completion of, and in connection with, their evaluation of the effectiveness of our disclosure controls and procedures, that there were no material weaknesses in our internal controls or significant deficiencies in the design or operation of our internal controls which could adversely affect our ability to record, process, summarize and report financial data. However, as described more fully in Item 4(a) above, our former independent auditor, Ernst & Young LLP has expressed its views that there are certain conditions that it considers to be material weaknesses in our internal controls.

        Although we do not consider any actions that we have taken to be corrective actions with regard to significant deficiencies and material weaknesses which are required to be disclosed, we have taken, and expect to continue to take, steps to manage and improve our operations that may directly or indirectly affect our internal controls. For example, late last year we commenced a search for a chief financial officer, and we expect to hire an experienced person with an appropriate background to manage the diverse and complex financial issues which may arise in our growing business. Also, we have continued to take steps to more fully integrate our recently acquired subsidiaries including migrating the accounting systems of Wampole, our most recent acquisition, onto the software platform hosted by the our Bedford, England operation and assuming the primary accounting duties related to Wampole which had previously been performed by Wampole's former parent under a transition services agreement. In addition, we have for some time planned to assess, document and test our internal controls during 2003 to ensure that we can comply with the anticipated requirements of the rules and regulations to be promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 and we have determined to engage an independent consultant to assist our management with this process. The process of selecting this consultant is ongoing.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Inverness Medical Switzerland GmbH, et al v. Pfizer, Inc., et al.

        Through several of our subsidiaries, we currently have several lawsuits pending against Pfizer, Inc. ("Pfizer") and certain other parties in the United States District Court for the District of New Jersey alleging, among other things, that Pfizer's e.p.t® brand pregnancy tests infringe patents owned by us and seeking injunctive relief against further infringement, as well as damages. In the most recently filed of these cases, on December 19, 2002, the Court granted our request for a preliminary injunction against Pfizer, based on a finding that Pfizer's e.p.t.™ pregnancy tests, as manufactured by ABI, a subsidiary of Apogent, Inc., likely infringe U.S. Patent No. 6,352,862. The Court further denied Pfizer's request for a stay of the injunction pending appeal, which Pfizer has since filed. On March 12, 2003, the Court granted a further preliminary injunction against Pfizer, based on a finding that a new version of Pfizer's e.p.t. pregnancy test manufactured by Mizuho USA, Inc., a subsidiary of Mizuho Medy, Ltd., also likely infringes the same patent, as well as another patent owned by our subsidiary, Inverness Medical Switzerland GmbH. The Court's orders effectively preclude Pfizer from selling either of these versions of its e.p.t. pregnancy tests pending appeal and posting of a bond.

        Princeton BioMeditech Corporation ("PBM"), a co-defendant in one of the infringement suits against Pfizer and the subject of two other related infringement suits initiated by us, has brought several counterclaims against us. The counterclaims allege, among other things, that we have breached various obligations to PBM arising out of a joint venture with us. We believe that we have strong defenses to all of the counterclaims and we are defending them vigorously. However, a final ruling against us could have a material adverse impact on our sales, operations or financial performance.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  a.
  Exhibits:

          None

  b.
  Reports on Form 8-K:

          On February 19, 2003, we filed a Current Report on Form 8-K dated February 19, 2003 (Item 5) in connection with our amendment to the definitive merger agreement with Ostex International, Inc.

          On March 31, 2003, we filed a Current Report on Form 8-K dated March 31, 2003 (Item 9) in order to furnish the certification of the Chief Executive Officer and the Vice President of Finance of our Company that accompanied our Annual Report on Form 10-K for the year ended December 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: May 15, 2003	/s/ DUANE L. JAMES Duane L. James Vice President of Finance and an authorized officer

CERTIFICATIONS

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

Date: May 15, 2003	/s/ RON ZWANZIGER Ron Zwanziger Chairman, President and Chief Executive Officer

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

Date: May 15, 2003	/s/ DUANE L. JAMES Duane L. James Vice President, Finance and Treasurer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share amounts)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (in thousands, except per share amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
  CERTIFICATIONS