Form 10-Q
period 2003-06-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2003-08-14
CIK 1145460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from from to

COMMISSION FILE NUMBER 001-16789

INVERNESS MEDICAL INNOVATIONS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE	04-3565120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒    No  ☐

The number of shares outstanding of the registrant's common stock as of August 11, 2003 was 16,918,554.

INVERNESS MEDICAL INNOVATIONS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2003

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in this quarterly report on Form 10-Q and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements" beginning on pages 31 and 46, respectively, in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

        Unless the context requires otherwise, references in this quarterly report on Form 10-Q to "we," "us," and "our" refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net product sales	$63,925	$50,437	$126,609	$86,979
License revenue	1,792	1,275	3,915	1,981

Net revenue	65,717	51,712	130,524	88,960
Cost of sales	37,043	31,103	72,315	49,531

Gross profit	28,674	20,609	58,209	39,429

Operating expenses:
Research and development	5,957	3,576	10,642	6,942
Sales and marketing	12,157	9,134	23,698	18,562
General and administrative	8,010	6,869	16,376	13,657
Charge related to asset impairment	—	—	—	12,682
Stock-based compensation(1) (Note 5)	—	24	6	10,169

Total operating expenses	26,124	19,603	50,722	62,012

Operating income (loss)	2,550	1,006	7,487	(22,583)
Interest expense, including amortization of discounts	(2,125)	(1,438)	(4,366)	(6,781)
Other income (expense), net	5,948	(1,606)	6,106	8,523

Income (loss) before income taxes and accounting change	6,373	(2,038)	9,227	(20,841)
Provision for income taxes	771	650	1,627	1,156

Income (loss) before accounting change	5,602	(2,688)	7,600	(21,997)
Cumulative effect of a change in accounting principle	—	—	—	(12,148)

Net income (loss)	$5,602	$(2,688)	$7,600	$(34,145)

Income (loss) available to common stockholders—basic (Note 6):
Income (loss) before accounting change	$5,461	$(4,961)	$7,285	$(25,799)

Net income (loss)	$5,461	$(4,961)	$7,285	$(37,947)

Income (loss) available to common stockholders—diluted (Note 6):
Income (loss) before accounting change	$5,610	$(4,961)	$7,616	$(25,799)

Net income (loss)	$5,610	$(4,961)	$7,616	$(37,947)

Income (loss) per common share—basic (Note 6):
Income (loss) before accounting change	$0.39	$(0.58)	$0.52	$(3.31)

Net income (loss)	$0.39	$(0.58)	$0.52	$(4.87)

Income (loss) per common share—diluted (Note 6):
Income (loss) before accounting change	$0.34	$(0.58)	$0.46	$(3.31)

Net income (loss)	$0.34	$(0.58)	$0.46	$(4.87)

Weighted average shares—basic	14,021	8,487	13,911	7,788

Weighted average shares—diluted	16,660	8,487	16,551	7,788

(1)
The charges for stock-based compensation for all periods presented were classified as general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$25,020	$30,668
Accounts receivable, net of allowances of $7,091 at June 30, 2003 and $7,047 at December 31, 2002	39,220	37,283
Inventory	41,734	37,155
Deferred tax assets	2,137	2,137
Prepaid expenses and other current assets	7,934	6,456

Total current assets	116,045	113,699
Property, plant and equipment, net	50,325	46,029
Goodwill	109,907	108,915
Trademarks and trade name with indefinite lives	31,719	31,719
Core technology and patents, net	24,628	25,805
Other intangible assets, net	50,905	22,374
Deferred financing costs, net, and other assets	4,031	4,908
Deferred tax assets	3,922	4,297

Total assets	$391,482	$357,746

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$7,653	$17,200
Current portion of capital lease obligations	523	642
Accounts payable	26,616	27,495
Accrued expenses and other current liabilities	36,938	40,382

Total current liabilities	71,730	85,719

Long-term liabilities:
Long-term debt	94,611	84,533
Capital lease obligations	2,064	2,238
Deferred tax liabilities	9,605	9,365
Other liabilities	3,880	3,936

Total long-term liabilities	110,160	100,072

Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,667 shares
Issued—2,527 shares at June 30, 2003 and December 31, 2002 Outstanding—323 shares at June 30, 2003 and December 31, 2002	9,367	9,051

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized—2,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized—50,000 shares
Issued and outstanding—16,766 shares at June 30, 2003 and 14,907 shares at December 31, 2002	17	15
Additional paid-in capital	280,075	251,457
Notes receivable from stockholders	(14,691)	(14,691)
Deferred compensation	(64)	(48)
Accumulated deficit	(70,435)	(77,720)
Accumulated other comprehensive income	5,323	3,891

Total stockholders' equity	200,225	162,904

Total liabilities and stockholders' equity	$391,482	$357,746

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$7,600	$(34,145)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest expense related to amortization of noncash original issue discount, noncash beneficial conversion feature and deferred financing costs	648	3,794
Noncash gain related to interest rate swap agreement	(87)	—
Noncash stock-based compensation expense	6	10,169
Noncash gain related to early extinguishment of debt	—	(9,600)
Noncash charge related to asset impairment and cumulative effect of a change in accounting principle	—	24,830
Depreciation and amortization	7,051	4,608
Deferred income taxes	551	—
Other noncash items	(2)	191
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(453)	(1,214)
Inventory	(3,256)	(2,473)
Prepaid expenses and other current assets	(2,142)	1,009
Accounts payable	(1,737)	5,614
Accrued expenses and other current liabilities	(6,493)	(10,964)

Net cash provided by (used in) operating activities	1,686	(8,181)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(5,555)	(2,086)
Proceeds from sale of property, plant and equipment	143	206
Cash paid for purchase of the Wampole Division of MedPointe Inc.	(1,387)	—
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(312)	(6,763)
Cash paid for purchase of Ostex International, Inc., net of cash acquired	(1,607)	—
Cash paid for purchase of Unipath business	(400)	(4,560)
Cash paid for purchase of intellectual property license	(515)	—
Increase in other assets	(593)	(130)

Net cash used in investing activities	(10,226)	(13,333)

Cash Flows from Financing Activities:
Cash paid for financing costs	(112)	(535)
Proceeds from issuance of common stock	809	34,958
Proceeds from issuance of preferred stock, net of issuance costs	—	20,569
Net proceeds from revolving line of credit	2,313	2,238
Repayments of notes payable	(2,651)	(32,767)
Principal payments of capital lease obligations	(340)	(170)

Net cash provided by financing activities	19	24,293

Foreign exchange effect on cash and cash equivalents	2,873	2,319

Net (decrease) increase in cash and cash equivalents	(5,648)	5,098
Cash and cash equivalents, beginning of period	30,668	52,024

Cash and cash equivalents, end of period	$25,020	$57,122

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2003	2002
Supplemental Disclosure of Cash Flow Information:
Interest paid	$3,994	$2,298

Taxes paid	$670	$495

Supplemental Disclosure of Noncash Activities:
On March 19, 2002, the Company acquired IVC Industries, Inc.—
Accounts receivable	$—	$5,205
Inventory	—	9,832
Property, plant and equipment	—	23,016
Other assets	—	1,755
Accounts payable and accrued expenses	—	(13,076)
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(312)	(6,763)

	(312)	19,969
Other accrued acquisition costs	312	(1,311)
Fair value of assumed and issued fully-vested stock options	—	(1,299)

Assumed liabilities	$—	$17,359

On June 30, 2003, the Company acquired Ostex International, Inc.—
Accounts receivable	$1,292	$—
Inventory	969	—
Property, plant and equipment	2,487	—
Intangible assets	26,813	—
Other assets	153	—
Accounts payable and accrued expenses	(1,955)	—
Cash paid for purchase of Ostex International, Inc., net of cash acquired	(1,607)	—

	28,152	—
Fair value of common stock issued	(23,537)	—
Fair value of assumed and issued fully-vested stock options and warrants	(1,752)	—

Assumed liabilities	$2,863	$—

Dividends, interest and amortization of beneficial conversion feature related to preferred stock	$315	$3,802

Conversion of preferred stock to common stock	$—	$13,953

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

(2) Cash and Cash Equivalents

        The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2003, the Company's cash equivalents consisted of money market funds.

(3) Inventories

        Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

	June 30, 2003	December 31, 2002
Raw materials	$14,799	$13,447
Work-in-process	10,252	7,076
Finished goods	16,683	16,632

	$41,734	$37,155

(4) Certain Noncash Items

        For the three months ended June 30, 2003, the Company recorded the following noncash items: (a) noncash interest expense of $50 representing the amortization of original issue discount related to certain of the Company's subordinated promissory notes and (b) a noncash gain of $217 to mark to market an interest rate swap agreement. For the six months ended June 30, 2003, the Company recorded the following noncash items: (a) noncash interest expense of $100 representing the amortization of original issue discount related to certain of the Company's subordinated promissory notes, (b) a noncash gain of $87 to mark to market an interest rate swap agreement, and (c) noncash stock-based compensation of $6.

        For the three months ended June 30, 2002, the Company recorded the following noncash items: (a) noncash interest expense of $37 representing the amortization of original issue discount related to a common stock warrant issued in connection with certain debt facilities and (b) noncash stock-based compensation of $24. For the six months ended June 30, 2002, the Company recorded the following noncash items: (a) noncash interest expense of $3,562 representing the amortization of original issue discount and beneficial conversion feature related to certain of the Company's subordinated promissory notes, (b) a total noncash asset impairment charge of $24,830, of which $12,148 was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations, representing the value of the impaired goodwill and trademarks relating to certain of the Company's nutritional supplement business, (c) noncash stock-based compensation of $10,169, and (d) a gain of $9,600 related to the early extinguishment of certain subordinated promissory notes and the related repurchase of the beneficial conversion feature associated with these subordinated promissory notes, which was included as a component of other income (expense), net, in the accompanying consolidated statements of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)—as reported	$5,602	$(2,688)	$7,600	$(34,145)
Stock-based employee compensation—as reported(a)	—	—	1	10,145
Pro forma stock-based employee compensation	(1,293)	(1,231)	(2,673)	(15,854)

Net income (loss)—pro forma	$4,309	$(3,919)	$4,928	$(39,854)

Income (loss) per share—basic:
Net income (loss) per share—as reported	$0.39	$(0.58)	$0.52	$(4.87)
Stock-based employee compensation—as reported	—	—	—	1.30
Pro forma stock-based employee compensation	(0.09)	(0.15)	(0.19)	(2.04)

Net income (loss) per share—pro forma	$0.30	$(0.73)	$0.33	$(5.61)

Income (loss) per share—diluted:
Net income (loss) per share—as reported	$0.34	$(0.58)	$0.46	$(4.87)
Stock-based employee compensation—as reported	—	—	—	1.30
Pro forma stock-based employee compensation	(0.08)	(0.15)	(0.16)	(2.04)

Net income (loss) per share—pro forma	$0.26	$(0.73)	$0.30	$(5.61)

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

        The Company has computed the pro forma disclosures for stock options granted to employees after January 1, 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.3-2.4%	4.3-4.9%	2.3-3.1%	4.3-4.9%
Expected dividend yield	—	—	—	—
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	56%	58%	57%	58%

        The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the three months ended June 30, 2003 and 2002 were $8.46 and $11.96, respectively. The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the six months ended June 30, 2003 and 2002 were $8.30 and $11.48, respectively.

(6) Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Income (loss) before accounting change	$5,602	$(2,688)	$7,600	$(21,997)
Dividends, interest and amortization of beneficial conversion feature related to Series A Preferred Stock	(141)	(2,273)	(315)	(3,802)

Income (loss) before accounting change available to common stockholders	5,461	(4,961)	7,285	(25,799)
Cumulative effect of a change in accounting principle	—	—	—	(12,148)

Net income (loss) available to common stockholders—basic	5,461	(4,961)	7,285	(37,947)
Interest on convertible debt and interest and dividends related to Series A Preferred Stock	149	—	331	—

Net income (loss) available to common stockholders—diluted	$5,610	$(4,961)	$7,616	$(37,947)

Denominator:
Denominator for basic income (loss) per share—weighted average shares	14,021	8,487	13,911	7,788
Effect of dilutive securities:
Employee stock options	479	—	416	—
Warrants	171	—	156	—
Restricted stock and escrow shares	999	—	1,078	—
Convertible promissory notes	344	—	344	—
Series A Preferred Stock	646	—	646	—

Dilutive potential common shares	2,639	—	2,640	—

Denominator for dilutive income (loss) per share—adjusted weighted average shares and assumed conversions	16,660	8,487	16,551	7,788

Income (loss) per share—basic:
Income (loss) before accounting change	$0.39	$(0.58)	$0.52	$(3.31)
Cumulative effect of a change in accounting principle	—	—	—	(1.56)

Net income (loss)	$0.39	$(0.58)	$0.52	$(4.87)

Income (loss) per share—diluted:
Income (loss) before accounting change	$0.34	$(0.58)	$0.46	$(3.31)
Cumulative effect of a change in accounting principle	—	—	—	(1.56)

Net income (loss)	$0.34	$(0.58)	$0.46	$(4.87)

        The Company had the following potential dilutive securities outstanding on June 30, 2002: (a) options and warrants to purchase an aggregate of 2,982 shares of the Company's common stock at a weighted average exercise price of $15.17 per share, (b) Series A Preferred Stock convertible into an aggregate of 4,131 shares of the Company's common stock, (c) 1,501 shares of unvested restricted common stock issued to certain executive officers, and (d) 16 shares of common stock held in escrow. These potential dilutive securities were not included in the computation of diluted loss per share because the inclusion thereof would be antidilutive.

(7) Comprehensive Income

        The Company's comprehensive income primarily relates to foreign currency translation adjustments. Comprehensive income for the three months ended June 30, 2003 and 2002 was approximately $1,451 and $2,836 more than reported net income (loss), respectively, and for the six months ended June 30, 2003 and 2002 approximately $1,432 and $2,259 more than reported net income (loss), respectively, due to foreign currency translation adjustments.

(8) Business Combinations

  (a) Acquisition of Ostex International, Inc.

        On June 30, 2003, the Company acquired 100% of the outstanding common stock of Ostex International, Inc. ("Ostex") through a merger transaction. Ostex develops and commercializes osteoporosis diagnostic products. This acquisition also provides the Company with intellectual property rights in the field of osteoporosis diagnostics. The Company expects to reduce costs of the combined company through economies of scale.

        The preliminary aggregate purchase price of Ostex was $31,029, which consisted of 1,597 shares of the Company's common stock with an aggregate fair value of $23,537, the assumption of fully-vested stock options and warrants to purchase an aggregate of 303 shares of the Company's common stock, which options and warrants have an aggregate fair value of $1,752, preliminary exit costs of $1,547, which primarily consists of severance, preliminary direct acquisition costs of $1,330 and $2,863 in assumed debt. The fair value of the Company's common stock issued to acquire all of Ostex' outstanding common stock was determined based on the average market price of the Company's common stock over the periods just prior to and following the date of the merger agreement, as amended, pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The fair value of the assumed fully-vested stock options and warrants was calculated using the Black-Scholes option pricing model.

        The aggregate purchase price is preliminary as management is in the process of finalizing restructuring plans for Ostex' operations, the results of which could significantly impact the final amount of exit costs. In addition, the Company will incur certain direct acquisition costs subsequent to June 30, 2003, which will increase the total amount of direct acquisition costs included in the aggregate purchase price. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$1,270
Accounts receivable	1,292
Inventory	969
Property, plant and equipment	2,487
Intangible assets	26,813
Other assets	153
Accounts payable and accrued expenses	(1,955)

$31,029

        Because of the timing of the acquisition, the Company had not obtained third-party valuations of the tangible and intangible assets acquired as of June 30, 2003. Therefore, the above allocation of the preliminary purchase price is subject to changes and the aggregate value of the intangible assets, as indicated above, has not yet been allocated to the various intangible asset classes that the Company believes it has acquired. The Company believes that in the final third-party valuation of acquired intangible assets, values would be primarily assigned to technology related intangible assets, which it estimates to have useful lives ranging from 3 to 5 years, and goodwill. Further, the Company believes a portion of the purchase price could be assigned to in-process research and development assets, which should have been written-off as of the acquisition date in accordance with FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The final third-party valuations, which include the allocation of the aggregate purchase price to such in-process research and development assets, if any, are expected to be completed during the three months ended September 30, 2003, at which time the Company will make a retroactive adjustment to its results of operations for the three and six months ended June 30, 2003 to reflect the write-off of such in-process research and development assets.

        The acquisition of Ostex is accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the results of Ostex are included in the accompanying consolidated financial statements since the acquisition date as part of the Company's professional diagnostic products reporting unit and business segment.

        The following table presents selected unaudited financial information of the Company, including Ostex, as if the acquisition had occurred on January 1, 2002. For the three and six months ended June 30, 2002, the unaudited pro forma results include the results of IVC Industries, Inc. ("IVC," acquired by the Company on March 19, 2002) and Wampole Laboratories, Inc. ("Wampole," acquired by the Company on September 20, 2002), as if these acquisitions had also occurred on January 1, 2002. The unaudited pro forma results are not necessarily indicative of the results that would have occurred had the acquisitions of IVC, Wampole and Ostex been consummated on January 1, 2002, or of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Pro forma net revenue	$67,481	$61,960	$133,918	$125,705
Pro forma income (loss) before accounting change	4,978	(3,647)	6,002	(24,299)
Pro forma net income (loss)	4,978	(3,647)	6,002	(36,447)
Pro forma income (loss) per share—basic:
Pro forma income (loss) before accounting change	$0.31	$(0.59)	$0.37	$(2.99)
Pro forma net income (loss)	0.31	(0.59)	0.37	(4.29)
Pro forma income (loss) per share—diluted:
Pro forma income (loss) before accounting change	$0.27	$(0.59)	$0.33	$(2.99)
Pro forma net income (loss)	0.27	(0.59)	0.33	(4.29)

  (b) Pending Acquisition of Applied Biotech, Inc.

        On July 30, 2003, the Company entered into a definitive agreement with Apogent Technologies Inc. ("Apogent"), pursuant to which it intends to acquire Applied Biotech, Inc. ("ABI") from Apogent. ABI is a developer, manufacturer and distributor of rapid diagnostic products in the areas of women's health, infectious disease and drugs of abuse testing. Under the terms of the agreement, the Company will acquire all of ABI's stock in exchange of 693 shares of its common stock and additional consideration of either (i) a payment of $13,400 in cash at the closing of the acquisition or (ii) a payment of $5,000 in cash at the closing of the acquisition and a one-year $8,400 subordinated promissory note. The transaction is subject to the Company obtaining the consent of its lenders and other closing conditions. The acquisition is expected to close in August 2003. However, as a result of the aforementioned closing conditions, there can be no assurance that the Company's acquisition of ABI will occur by such date or at all.

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

        The Company evaluates performance based on revenue and earnings before taxes. Segment information for the three and six months ended June 30, 2003 and 2002, respectively, is as follows:

	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
Three Months Ended June 30, 2003
Net revenue from external customers	$48,919	$16,798	$—	$65,717
Income (loss) before income taxes and accounting change	4,631	1,754	(12)	6,373
Three Months Ended June 30, 2002
Net revenue from external customers	46,287	5,425	—	51,712
Income (loss) before income taxes and accounting change	(2,311)	227	46	(2,038)
Six Months Ended June 30, 2003
Net revenue from external customers	96,864	33,660	—	130,524
Income (loss) before income taxes and accounting change	9,836	3,205	(3,814)	9,227
Six Months Ended June 30, 2002
Net revenue from external customers	78,201	10,759	—	88,960
Income (loss) before income taxes and accounting change	(13,477)	430	(7,794)	(20,841)
Assets at June 30, 2003	252,032	129,262	10,188	391,482
Assets at December 31, 2002	241,977	107,698	8,071	357,746

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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on the extinguishment of debt that does not meet the criteria of APB Opinion No. 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The Company adopted the provisions of this statement on January 1, 2003. As a result, any gains and losses from early extinguishment of debt in the future will be included in earnings from continuing operations and all prior periods presented will be required to be restated. Consequently, the restatement of prior period results upon the adoption of this statement reduced the loss from continuing operations from $30,503 to $21,997, or from $4.40 to $3.31 per basic and diluted share, for the six months ended June 30, 2002. The adoption of this statement did not have an impact on the Company's results of operations for the three months ended June 30, 2002.

        In November 2002, the EITF reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have a material impact on the Company's financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in SFAS No. 133) to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, subject to certain exceptions. The Company does not expect the adoption of this statement to have a material impact on its financial position, results of operations, or cash flows.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), while many of such instruments were previously classified as equity or "mezzanine" equity. The statement also requires that income statement treatment be consistent with the balance sheet classification. That is, if the instrument is classified as a liability, payments to the holders are interest expense, not dividends, and changes in value are recorded in earnings. The statement relates to three specific categories of instruments: mandatorily redeemable shares, freestanding written put options and forward contracts that obligate an entity to purchase its own shares, and freestanding contracts that obligate an entity to pay with its own shares in amounts that are either unrelated, or inversely related, to the price of the shares. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company's financial position, results of operations, or cash flows.

(11) Settlement with Unilever Plc

        On May 7, 2003, the Company entered into an agreement with Unilever Plc ("Unilever") to resolve certain issues that arose out of the acquisition of the Unipath business. Pursuant to the agreement, Unilever paid the Company $2,750 in cash. In addition, the working capital adjustment under the sale agreement with Unilever was fully resolved at the same time without further payment of any funds by either party. The Company recorded a favorable adjustment of $3,803 due to the resolution of these issues as a component of other income (expense), net, in the accompanying statement of operations for the three and six months ended June 30, 2003.

(12) Patent Infringement Settlement

        On May 15, 2003, the Company entered into an agreement to settle a patent infringement lawsuit it had previously brought. Pursuant to the agreement, the defendant paid the Company $1,183 in cash to settle past royalties. The Company accounted for the cash settlement as a component of other income (expense), net, in the accompanying statement of operations for the three and six months ended June 30, 2003.

(13) Settlement with Pfizer Inc.

        On or about June 6, 2003, the Company settled its patent infringement litigation against Pfizer Inc. and one of Pfizer's subsidiaries. In connection with the settlement, a wholly owned subsidiary of the Company entered into a manufacturing, packaging and supply agreement with Pfizer, pursuant to which the Company agreed to supply to Pfizer, and Pfizer agreed to purchase from the Company, its e.p.t.® pregnancy tests beginning on June 6, 2004 and continuing until June 6, 2009. Pfizer also agreed to minimum purchase obligations. The settlement provides for Pfizer to make certain royalty payments to the Company prior to the commencement of the supply agreement and the Company will begin to recognize this revenue in the third quarter of 2003. Under the terms of the settlement, the parties have agreed to the entry of permanent injunctive relief and dismissal of certain claims and counterclaims. The settlement does not include an award for damages.

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

        For the three and six months ended June 30, 2003, we recorded net revenue of $65.7 million and $130.5 million, respectively, compared to $51.7 million and $89.0 million for the three and six months ended June 30, 2002, respectively. Our revenue growth resulted primarily from our acquisitions of IVC Industries (now operating as Inverness Medical Nutritionals Group or "IMN") in March 2002 and Wampole Laboratories in September 2002. Our acquisition of IMN provides us with manufacturing facilities for the majority of our nutritional supplement products and our acquisition of Wampole provides us with extensive distribution channels for our existing professional diagnostic products, as well as new ones we may market in the future. In addition, as evidenced by our research and development spending of $6.0 million and $10.6 million for the three and six months ended June 30, 2003, respectively, compared to $3.6 million and $6.9 million for the three and six months ended June 30, 2002, respectively, we are committed to bringing superior and technologically advanced products to the consumer and professional diagnostic markets.

Recent Developments

Pending Acquisition of Applied Biotech, Inc.

        On July 30, 2003, we entered into a definitive agreement with Apogent Technologies Inc., pursuant to which we intend to acquire Applied Biotech, Inc. from Apogent. Applied Biotech is a developer, manufacturer and distributor of rapid diagnostic products in the areas of women's health, infectious disease and drugs of abuse testing. Under the terms of the agreement, we will acquire all of Applied Biotech's stock in exchange of 692,506 shares of our common stock and additional consideration of either (i) a payment of $13.4 million in cash at the closing of the acquisition or (ii) a payment of $5.0 million in cash at the closing of the acquisition and a one-year $8.4 million subordinated promissory note. The transaction is subject to us obtaining the consent of our lenders and other closing conditions. The acquisition is expected to close in August 2003. However, as a result of the aforementioned closing conditions, there can be no assurance that our acquisition of Applied Biotech will occur by such date or at all.

Acquisition of Ostex International, Inc.

        On June 30, 2003, we acquired 100% of the outstanding common stock of Ostex through a merger transaction. Ostex develops and commercializes osteoporosis diagnostic products. This acquisition also provides us with intellectual property rights in the field of osteoporosis diagnostics. We expect to reduce costs of the combined company through economies of scale. The financial results of Ostex are included in the accompanying consolidated financial statements since the acquisition date as part of our professional diagnostic products reporting unit and business segment.

        The preliminary aggregate purchase price of Ostex was $31.0 million, which consisted of 1.6 million shares of our company's common stock with an aggregate fair value of $23.5 million, the assumption of fully-vested stock options and warrants to purchase an aggregate of 303,000 shares of our company's common stock, which options and warrants have an aggregate fair value of $1.8 million, preliminary exit costs of $1.5 million, which primarily consists of severance, preliminary direct acquisition costs of $1.3 million and $2.9 million in assumed debt. The aggregate purchase price is preliminary as management is in the process of finalizing restructuring plans for Ostex' operations, the results of which could significantly impact the final amount of exit costs. In addition, we will incur certain direct acquisition costs subsequent to June 30, 2003, which will increase the total amount of direct acquisition costs included in the aggregate purchase price.

        Because of the timing of the acquisition, we had not obtained third-party valuations of the tangible and intangible assets that were acquired as part of the merger transaction with Ostex. We believe a portion of the purchase price could be assigned to in-process research and development assets, which should be written-off as of the acquisition date in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The final third-party valuations, which include the allocation of the aggregate purchase price to such in-process research and development assets, if any, are expected to be completed during the three months ended September 30, 2003, at which time we will make a retroactive adjustment to our results of operations for the three and six months ended June 30, 2003 to reflect the write-off of such in-process research and development assets.

Settlement with Pfizer Inc.

        In early June 2003, we settled our patent infringement litigation against Pfizer Inc. and one of its subsidiaries. In connection with the settlement, we entered into an agreement with Pfizer, through one of its wholly owned subsidiaries, pursuant to which we agreed to supply to Pfizer, and Pfizer agreed to purchase from us, its e.p.t.® pregnancy tests beginning on June 6, 2004 and continuing until June 6, 2009. Pfizer also agreed to minimum purchase obligations. The agreement provides for Pfizer to make certain royalty payments to us prior to the commencement of the supply arrangement. See "Part II, Item 1. Legal Proceedings."

Launch of New Digital Pregnancy Test

        We recently received FDA clearance to market and sell our new digital pregnancy test, Clearblue Easy Digital, which we began shipping late in the second quarter of 2003. This product is the first consumer pregnancy test on the market to display test results in words. Instead of interpreting colored lines for a result, the digital display will spell out "Pregnant" or "Not Pregnant." We expect this new product to enhance our revenue and profit growth. For factors that may impact our ability to meet our expectations and market and sell this product, see "Certain Factors Affecting Future Results."

Results of Operations

        Net Product Sales.    Net product sales increased by $13.5 million, or 27%, to $63.9 million for the three months ended June 30, 2003 from $50.4 million for the three months ended June 30, 2002. Net product sales increased by $39.6 million, or 46%, to $126.6 million for the six months ended June 30, 2003 from $87.0 million for the six months ended June 30, 2002. In terms of product revenue growth by reporting segment, net product sales from our consumer products segment, which includes our consumer diagnostic products and our vitamins and nutritional supplements, increased by $2.5 million, or 6%, to $47.5 million for the three months ended June 30, 2003 from $45.0 million for the three months ended June 30, 2002 and by $17.4 million, or 23%, to $93.8 million for the six months ended June 30, 2003 from $76.4 million for the six months ended June 30, 2003. Net product sales from our professional diagnostic products segment increased by $11.0 million, or 204%, to $16.4 million for the three months ended June 30, 2003 from $5.4 million for the three months ended June 30, 2002 and by $22.2 million, or 209%, to $32.8 million for the six months ended June 30, 2003 from $10.6 million for the six months ended June 30, 2002.

        The increase in net product sales from our consumer products segment resulted from our now fully-integrated Unipath business in the United States (acquired in late 2001), which primarily distributes our Clearblue® branded products for pregnancy detection and ovulation prediction, the weakened U.S. Dollar compared to the functional currencies of our foreign subsidiaries, the launch of our new digital pregnancy test, and a change in customer mix of our vitamins and nutritional supplements business. In addition, the increase in net product sales from our consumer products segment, comparing the six months ended June 30, 2003 to the six months ended June 30, 2002, resulted predominantly from our acquisition of IMN which contributed $11.3 million to such increase. The increase in net product sales from our professional diagnostic products segment resulted entirely from our acquisition of Wampole.

        License Revenue.    License revenue represents license and royalty fees from intellectual property license agreements with third-parties. License revenue increased by $517,000, or 41%, to $1.8 million for the three months ended June 30, 2003 from $1.3 million for the three months ended June 30, 2002. License revenue increased by $1.9 million, or 95%, to $3.9 million for the six months ended June 30, 2003 from $2.0 million for the six months ended June 30, 2002. A significant portion of the increase in license revenue resulted from the difference in timing of receipts of license payments, and therefore, the recognition thereof in income. Because the majority of our license agreements were acquired as part of the Unipath business in late December 2001, receipts of license payments under those agreements were slow as a result of transitioning the administration and management of such agreements from the former owner in the first half of 2002. The acquisition of Wampole also provided us with an additional license agreement which generated $190,000 and $381,000 in license revenue for the three and six months ended June 30, 2003, respectively. Additionally, a portion of the increase in license revenue resulted from the increase in sales of our licensees, based upon which most of the license payments are calculated. Starting in the third quarter of 2003 and continuing through June 2004, we will record and collect royalty fees from Pfizer as part of the settlement of our infringement litigation against it. We expect such royalty fees to have a significant impact on our license revenue through June 2004.

        Gross Profit.    Total gross profit increased by $8.1 million, or 39%, to $28.7 million for the three months ended June 30, 2003 from $20.6 million for the three months ended June 30, 2002. Total gross profit increased by $18.8 million, or 48%, to $58.2 million for the six months ended June 30, 2003 from $39.4 million for the six months ended June 30, 2002. Gross profit from net product sales, which represents total gross profits less gross profits associated with license revenue, increased by $7.7 million, or 39%, to $27.7 million for the three months ended June 30, 2003 from $20.0 million for the three months ended June 30, 2002. Gross profit from net product sales increased by $17.0 million, or 44%, to $55.9 million for the six months ended June 30, 2003 from $38.9 million for the six months ended June 30, 2002. Overall gross margin from net product sales was 43% and 44% for the three and six months ended June 30, 2003, respectively, compared to 40% and 45% for the three and six months ended June 30, 2002, respectively.

        Gross profit from our consumer product sales increased by $3.0 million, or 17%, to $20.4 million for the three months ended June 30, 2003 from $17.4 million for the three months ended June 30, 2002 and by $8.4 million, or 25%, to $42.1 million for the six months ended June 30, 2003 from $33.7 million for the six months ended June 30, 2002. Gross margin from our consumer product sales was 43% and 45% for the three and six months ended June 30, 2003, respectively, compared to 39% and 44% for the three and six months ended June 30, 2002, respectively. The increase in gross profit from our consumer product sales primarily resulted from the increase in sales of our Clearblue® products in the United States and the addition of IMN products. The increase in gross margin from our consumer products sales resulted from a change in customer mix of our vitamins and nutritional supplements business.

        Gross profit from our professional diagnostic product sales increased by $4.6 million, or 177%, to $7.2 million for the three months ended June 30, 2003 from $2.6 million for the three months ended June 30, 2002 and by $8.6 million, or 165%, to $13.8 million for the six months ended June 30, 2003 from $5.2 million for the six months ended June 30, 2002. Gross margin from our professional diagnostic product sales was 44% and 42% for the three and six months ended June 30, 2003, respectively, compared to 48% and 49% for the three and six months ended June 30, 2002, respectively. The increase in gross profit from our professional diagnostic product sales resulted primarily from the addition of Wampole products. The decrease in gross margin from our professional diagnostic product sales was also the result of the addition of Wampole products which generate lower margins than our other professional diagnostic products.

        Research and Development Expense.    Research and development expense increased by $2.4 million, or 67%, to $6.0 million for the three months ended June 30, 2003 from $3.6 million for the three months ended June 30, 2002. Research and development expense increased by $3.7 million, or 54%, to $10.6 million for the six months ended June 30, 2003 from $6.9 million for the six months ended June 30, 2002. The increase resulted from our continuing commitment to invest extensively in research and development of new products and to improve upon our existing products. We expect to continue to invest heavily in research and development for the foreseeable future.

        Sales and Marketing Expense.    Sales and marketing expense increased by $3.1 million, or 34%, to $12.2 million for the three months ended June 30, 2003 from $9.1 million for the three months ended June 30, 2002. Sales and marketing expense increased by $5.1 million, or 27%, to $23.7 million for the six months ended June 30, 2003 from $18.6 million for the six months ended June 30, 2002. The increase in sales and marketing expense primarily resulted from the addition of the Wampole business, which contributed $1.6 million and $3.4 million of the increase in the three and six months ended June 30, 2003, respectively, and increased media advertising spending. Sales and marketing expense as a percentage of net product sales was 19% for both the three and six months ended June 30, 2003, compared to 18% and 21% for the three and six months ended June 30, 2002, respectively. The increase in sales and marketing expense as a percentage of net product sales for the second quarter of 2003, compared to the second quarter of 2002, primarily resulted from increased media advertising in our consumer products segment. Despite the increased advertising spending in the second quarter of 2003, sales and marketing expense as a percentage of net product sales for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, decreased due to the addition of IMN and Wampole, as these businesses incur lower sales and marketing expense as a percentage of sales compared to our other businesses. We expect our sales and marketing expense on a gross basis, and as a percentage of net product sales, to increase for the remainder of this year, as we plan to continue to increase our advertising efforts related primarily to the recent launch of our new digital pregnancy product.

        General and Administrative Expense.    General and administrative expense increased by $1.1 million, or 16%, to $8.0 million for the three months ended June 30, 2003 from $6.9 million for the three months ended June 30, 2002. General and administrative expense increased by $2.7 million, or 20%, to $16.4 million for the six months ended June 30, 2003 from $13.7 million for the six months ended June 30, 2002. The increases partly resulted from the addition of Wampole, which recorded $666,000 and $1.3 million in general and administrative expenses for the three and six months ended June 30, 2003, respectively. Also, $789,000 of the general and administrative expenses increase for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, resulted from the addition of IMN. The remaining increase in general and administrative expense resulted from higher legal expenditures related to the active defense of our intellectual property portfolio from third party infringement. General and administrative expense as a percentage of net product sales decreased to 13% for both the three and six months ended June 30, 2003 from 14% and 16% for the three and six months ended June 30, 2002, respectively. The improvement of general and administrative expense as a percentage of net product sales was achieved through sales increase and restructuring activities of the Unipath business during the first half of 2002.

        Charge Related to Asset Impairment.    In the first quarter of 2002, we recorded a noncash impairment charge of $12.7 million to write-off a portion of the value that was assigned to trademarks and brand names related to certain of our nutritional supplement lines that we acquired in 1997. This charge was recorded in connection with the results of a separate impairment review performed on the carrying value of the goodwill related to such nutritional supplement lines, as discussed below in the caption "Cumulative Effect of a Change in Accounting Principle." No impairment charge was recorded during 2003.

        Stock-Based Compensation.    During the three months ended June 30, 2003, we recorded no noncash stock-based compensation. During the six months ended June 30, 2003, we recorded noncash stock-based compensation expense of $6,000, which primarily related to stock option grants to consultants. During the three and six months ended June 30, 2002, we recorded noncash stock-based compensation expense of $24,000 and $10.2 million, respectively. The majority of the noncash stock-based compensation expense for the six months ended June 30, 2002 related to a sale of our company's restricted stock made to our chief executive officer in 2001. At the time of the sale in 2001, we recorded noncash deferred compensation expense of $10.6 million because the purchase price of the stock was below its market value on the measurement date of the transaction. This deferred compensation expense was originally set to amortize over the vesting period of the restricted stock, which was a four-year period. However, as a result of an amendment to the terms of the restricted stock agreement in February 2002, we fully recognized the remaining unamortized deferred compensation expense, or $10.1 million, at that time.

        Interest Expense.    Interest expense increased by $687,000, or 49%, to $2.1 million for the three months ended June 30, 2003 from $1.4 million for the three months ended June 30, 2002. Interest expense decreased by $2.4 million, or 35%, to $4.4 million for the six months ended June 30, 2003 from $6.8 million for the six months ended June 30, 2002. Interest expense for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, increased due to our higher average debt balance in 2003. However, despite our higher average debt balance in 2003, interest expense for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, decreased because, during the first quarter of 2002, we recorded $3.5 million in amortization of noncash original issue discounts and discounts in the form of a beneficial conversion feature related to an issue of $20.0 million in subordinated promissory notes which were prepaid in March 2002.

        Other Income, Net.    Other income, net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expenses. Interest income decreased by $48,000, or 15%, to $279,000 for the three months ended June 30, 2003 from $327,000 for the three months ended June 30, 2002. Interest income decreased by $135,000, or 19%, to $569,000 for the six months ended June 30, 2003 from $704,000 for the six months ended June 30, 2002. The decrease in interest income resulted from our lower average cash balance during 2003, as we had used a significant portion of our cash to help finance the acquisitions of Wampole in September 2002 and Ostex in June 2003.

        A significant portion of other income, net, generally represents foreign currency exchange gains and losses. For the three and six months ended June 30, 2003, we recognized $438,000 and $498,000, respectively, in foreign exchange gains, compared to losses of $1.6 million and $1.4 million for the three and six months ended June 30, 2002, respectively. The significant amounts of foreign exchange losses recorded in 2002 resulted from the weak U.S. Dollar versus the Japanese Yen and Euro as $10.0 million of our bank loans at the time was denominated in Japanese Yen and as certain receivables of our Irish subsidiary are denominated in the U.S. Dollar while its functional currency is the Euro.

        Further, included in other income, net, for the three and six months ended June 30, 2003 is $1.2 million of past royalties received as part of a patent infringement settlement and a one-time gain of $3.8 million recorded in connection with an agreement with Unilever Plc (the seller of the Unipath business) which resolved certain issues that arose out of our acquisition of the Unipath business. Included in other income, net, for the six months ended June 30, 2002, is a one-time noncash gain of $9.6 million which resulted from the repurchase of the beneficial conversion feature associated with the early extinguishment of an issue of $20 million in subordinated promissory notes.

        Provision for Income Taxes.    Provision for income taxes increased by $121,000, or 19%, to $771,000 for the three months ended June 30, 2003 from $650,000 for the three months ended June 30, 2002. Provision for income taxes increased by $471,000, or 41%, to $1.6 million for the six months ended June 30, 2003 from $1.2 million for the six months ended June 30, 2002. The increase in income taxes resulted from our increased profitability. The effective tax rate was 12% and 18% for the three and six months ended June 30, 2003, respectively, compared to 32% and 6% for the three and six months ended June 30, 2002, respectively. The changes in the effective tax rates resulted from tax credits, permanent differences, and the mix of domestic to foreign income.

        Income (Loss) before Accounting Change.    We generated income before accounting change for the three months ended June 30, 2003 of $5.6 million, or $0.39 and $0.34 per basic and diluted common share, respectively, compared to a loss before accounting change of $2.7 million, or $0.58 per basic and diluted common share, for the three months ended June 30, 2002. We generated income before accounting change for the six months ended June 30, 2003 of $7.6 million, or $0.52 and $0.46 per basic and diluted common share, respectively, compared to a loss before accounting change of $22.0 million, or $3.31 per basic and diluted common share, for the six months ended June 30, 2002. Approximately $1.1 million and $2.3 million of the income before accounting change for the three and six months ended June 30, 2003, respectively, was generated as a result of the addition of Wampole. The remaining income for the three and six months ended June 30, 2003 and the significant losses for the three and six months ended June 30, 2002 resulted predominantly from various noncash, nonrecurring and/or infrequent gains and charges as described above.

        Cumulative Effect of a Change in Accounting Principle.    On January 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires annual impairment tests to be performed on all reporting units, as defined in the statement, with carrying values for goodwill. Based on the results of an independent appraisal obtained on the nutritional supplements business that we acquired in 1997, we recorded an impairment charge of $12.1 million to write-off the carrying value of the goodwill related to that business on January 1, 2002. This impairment charge was recorded as a cumulative effect of a change in accounting principle. There were no charges due to a change in accounting principle during 2003.

        Net Income (Loss).    We generated net income for the three months ended June 30, 2003 of $5.6 million, or $0.39 and $0.34 per basic and diluted common share, respectively, compared to net loss for the three months ended June 30, 2002 of $2.7 million, or $0.58 per basic and diluted common share. We generated net income for the six months ended June 30, 2003 of $7.6 million, or $0.52 and $0.46 per basic and diluted common share, respectively, compared to net loss for the six months ended June 30, 2002 of $34.1 million, or $4.87 per basic and diluted common share. Approximately $1.1 million and $2.3 million of the net income for the three and six months ended June 30, 2003, respectively, was generated as a result of the addition of Wampole. The remaining income for the three and six months ended June 30, 2003 and the significant losses for the three and six months ended June 30, 2002 resulted predominantly from various noncash, nonrecurring and/or infrequent gains and charges as described above. See Note 6 of the accompanying "Notes to Consolidated Financial Statements" for the calculation of earnings per share.

Liquidity and Capital Resources

        Based upon our working capital position, current operating plans and business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our current outstanding debt and other commitments, as discussed below, for at least the next 12 months. This may be adversely impacted by unforeseen costs associated with integrating the operations of Ostex International, Inc. and the proposed acquisition of Applied Biotech, Inc. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to expand our research and development efforts related to the substantial intellectual property portfolio we now own (including the intellectual property acquired in connection with our acquisition of Ostex), as well as the intellectual property we may acquire in connection with our proposed acquisition of Applied Biotech. We may also choose to further expand our research and development of, and may pursue the acquisition of, new products and technologies, through licensing arrangements, business acquisitions, or otherwise. If we decide to pursue such activities or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed, or, if available, may not be on acceptable terms, which could have a negative effect on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

Changes in Cash Position

        As of June 30, 2003, we had cash and cash equivalents of $25.0 million, a $5.6 million decrease or 18%, from December 31, 2002. We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities, as well as contributions from our former parent prior to the split-off and merger transaction with Johnson & Johnson in November 2001. During the six months ended June 30, 2003, we generated cash of $1.7 million from operating activities, which resulted from net income, adjusted for noncash items, of $15.8 million, offset by a net working capital increase, excluding change in the cash balance, of $14.1 million. We also generated cash of $19,000 from financing activities during the six months ended June 30, 2003.

        During the six months ended June 30, 2003, we used cash of $10.2 million for our investing activities. Our primary investing activities consisted of $5.6 million in capital expenditures, $3.7 million paid in costs associated with the acquisitions of Ostex, Wampole, IMN and the Unipath business, and $515,000 paid for the purchase of an intellectual property license. Working capital was $44.3 million as of June 30, 2003, compared to $28.0 million as of December 31, 2002.

Investing Activities

        On June 30, 2003, we acquired 100% of the outstanding common stock of Ostex through a merger transaction. The preliminary aggregate purchase price of Ostex was $31.0 million, which consisted of 1.6 million shares of our company's common stock with an aggregate fair value of $23.5 million, the assumption of fully-vested stock options and warrants to purchase an aggregate of 303,000 shares of our company's common stock, which options and warrants have an aggregate fair value of $1.8 million, preliminary exit costs of $1.5 million, which primarily consists of severance, preliminary direct acquisition costs of $1.3 million and $2.9 million in assumed debt. The aggregate purchase price is preliminary as management is in the process of finalizing restructuring plans for Ostex' operations, the results of which could significantly impact the final amount of exit costs. In addition, we will incur certain direct acquisition costs subsequent to June 30, 2003, which will increase the total amount of direct acquisition costs included in the aggregate purchase price.

        On July 30, 2003, we entered into a definitive agreement with Apogent, pursuant to which we intend to acquire Applied Biotech from Apogent. Under the terms of the agreement, we will acquire all of Applied Biotech's stock in exchange of 692,506 shares of our common stock and additional consideration of either (i) a payment of $13.4 million in cash at the closing of the acquisition or (ii) a payment of $5.0 million in cash at the closing of the acquisition and a one-year $8.4 million subordinated promissory note. The transaction is subject to us obtaining the consent of our lenders and other closing conditions. The acquisition is expected to close in August 2003. However, as a result of the aforementioned closing conditions, there can be no assurance that our acquisition of Applied Biotech will occur by such date or at all.

Financing Activities

        On November 14, 2002, our company and certain of our subsidiaries entered into a senior credit agreement with a group of banks, including General Electric Capital Corporation, Keybank National Association and the Royal Bank of Scotland Plc, for credit facilities in the aggregate amount of up to $55.0 million. The senior credit agreement consists of a U.S. term loan of $20.0 million, a European term loan of $10.0 million and a European revolving line of credit of up to $25.0 million. Outstanding borrowings amounted to $28.7 million under the term loans and $22.96 under the revolving line of credit as of June 30, 2003. Principal repayments under the U.S. term loan are to be made in eleven equal quarterly installments of $1.25 million starting on April 30, 2003 through October 31, 2005 with a final installment of $6.25 million due in November 2005. Principal repayments under the European term loan are to be made in fourteen equal quarterly installments of $25,000 starting on January 31, 2003 through April 30, 2006 with a final installment of $9.65 million due in May 2006. We may also choose to prepay all or part of the term loans provided that we prepay at least $1.0 million or a multiple thereof. We may repay our borrowings under the revolving line of credit at any time but in no event later than November 14, 2005. We must make mandatory prepayments on the loans under the senior credit agreement if we meet certain cash flow thresholds, collect certain insurance proceeds in excess of certain thresholds, issue equity securities on or after November 14, 2003 or sell assets not in the ordinary course of our business. Borrowings under the term loans and the revolving line of credit bear interest at either (i) the London Interbank Offered Rate ("LIBOR"), as defined in the credit agreement, plus applicable margins or, at our option, (ii) a floating Index Rate, as defined in the credit agreement, plus applicable margins. Applicable margins, depending on the type of loan, can range from

1.25% to 3.75% and are subject to quarterly adjustments based on leverage ratios, as defined in the credit agreement. At June 30, 2003, the interest rates applicable on the U.S. term loan, the European term loan and the revolving line of credit were 4.57%, 5.07% and 4.57%, respectively. Borrowings under this senior credit agreement are secured by the stock of certain of our U.S. and European subsidiaries, a significant portion of our intellectual property rights and the assets of our business in the U.S. and Europe, excluding those assets of IMN, Orgenics Ltd. (our Israeli subsidiary), Orgenics' subsidiaries and Unipath Scandinavia AB (our Swedish subsidiary). Under this senior credit agreement, we must comply with various financial and nonfinancial covenants. The primary financial covenants pertain to, among other things, fixed charge coverage ratio, capital expenditures, various leverage ratios, minimum earnings before interest, taxes and depreciation and amortization ("EBITDA") and a minimum cash requirement. In addition, the senior credit agreement currently prohibits us from paying dividends. As of June 30, 2003, we were in compliance with the covenants. Failure to comply with these covenants may have a material adverse impact on our financial condition.

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

        As of June 30, 2003, our subsidiary IMN had a total outstanding debt balance of $18.0 million, of which $13.5 million represented borrowings under a credit agreement with Congress Financial Corporation, a subsidiary of Wachovia Corporation, and $4.5 million related to various notes payable and capital leases. Under the credit agreement with Congress, as amended, IMN can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to specified borrowing base limitations. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.50% above the bank's prime rate or, at IMN's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. As of June 30, 2003, the interest rates on the loans with Congress ranged from 4.27% to 5.75%. The notes are collateralized by substantially all of IMN's assets. The credit agreement with Congress requires IMN to maintain minimum tangible net worth and contains various restrictions customary in such financial arrangements, including limitations on the payment of cash dividends. As of June 30, 2003, IMN was in compliance with such requirements and restrictions. The loans with Congress were originally set to mature on October 16, 2003, but subsequent to June 30, 2003 have been extended to mature on October 15, 2004. IMN's other notes payable and capital leases mature on various dates through July 2008.

        As of June 30, 2003, our subsidiary Orgenics had bank debt balances totaling $415,000. Orgenics' bank debt is collateralized by certain of Orgenics' assets. Orgenics' notes bear interest at rates ranging from 2.625% to 3.25% and are payable on various dates through 2004.

        As of June 30, 2003, our newly acquired subsidiary Ostex had debt balances totaling $804,000, of which we repaid $758,000 in July 2003. The remaining debt balance was related to capital leases.

        As of June 30, 2003, there were 323,060 shares of our Series A Redeemable Convertible Preferred Stock outstanding. Each share of Series A Preferred Stock accrues dividends on a quarterly basis at $2.10 per annum, but only on those days when the closing price of our common stock is below $15. For the six months ended June 30, 2003, we recorded $33,000 in dividends. Dividends accrued are payable only if declared by the board of directors. Until December 31, 2003, accrued dividends, if any, must be paid in our common stock. The number of shares of common stock to be issued in payment of any accrued dividends is equal to such number as is determined by dividing the aggregate amount of the accrued dividend then payable by the greater of (i) $15 or (ii) the average market price during the thirty trading day period immediately preceding the date such dividend is declared. Thereafter, we have the option to pay dividends in cash or common stock. In addition, our senior credit agreement currently prohibits us from paying dividends. The number of shares of common stock to be issued upon any voluntary conversion of one share of Series A Preferred Stock is equal to such number as is determined by dividing $30 by the conversion price in effect at the time of conversion. As of June 30, 2003, the conversion price was $15, subject to adjustment. Accordingly, each share of Series A Preferred Stock is currently convertible into two shares of common stock. On or after December 20, 2003, we may convert the Series A Preferred Stock into common stock in the event that the average closing price of our common stock exceeds $20 for any consecutive thirty trading day period ending not more than 10 days prior to the date of our mandatory conversion notice. The Series A Preferred Stock may be redeemed upon a vote by the holders of at least two-thirds of the outstanding Series A Preferred Stock on or after June 30, 2011. The redemption price per share of Series A Preferred Stock will be equal to $30 plus a premium calculated at 5% per annum from the date of issuance.

Income Taxes

        As of December 31, 2002, we had approximately $21.1 million and $19.1 million of domestic and foreign net operating loss carryforwards, respectively, which either expire on various dates through 2022 or can be carried forward indefinitely. As part of the acquisition of Ostex, we also acquired Ostex' net operating loss carryforwards of approximately $45.1 million. These losses are available to reduce federal and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable tax authorities and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. We have recorded a valuation allowance against the portion of the deferred tax assets related to our net operating losses and certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets, as these assets can only be realized via profitable operations.

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

        We also receive license and royalty revenue from agreements with third-party licensees. Revenue from fixed fee license and royalty agreements are recognized on a straight-line basis over the obligation period of the related license agreements. License and royalty fees that are calculated based on the licensees' sales are generally recognized upon receipt of the license or royalty payments because we would not be able to determine such fees until such time. License and royalty fees that are determinable prior to the receipt thereof are recognized in the period they are earned.

Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts

        Sales arrangements with customers for our consumer products generally require us to accept product returns. From time to time, we also enter into sales incentive arrangements with our customers, which generally reduce the sale prices of our products. Against product revenue recognized in any reporting period, we must establish allowances for potential future product returns and claims resulting from our sales incentive arrangements. Calculation of these allowances requires significant judgments and estimates. When evaluating the adequacy of the sales returns and other allowances, our management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products. Material differences in the amount and timing of our product revenue for any reporting period may result if changes in conditions arise that would require management to make different judgments or utilize different estimates. Our provision for sales returns and other allowances related to sales incentive arrangements amounted to approximately $10.8 million and $21.2 million for the three and six months ended June 30, 2003, respectively, and $12.3 million and $20.0 million for the three and six months ended June 30, 2002, respectively.

        Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $39.2 million and $37.3 million, net of an allowance for doubtful accounts of $883,000 and $871,000 as of June 30, 2003 and December 31, 2002, respectively.

Valuation of Inventories

        We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers' demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers' demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $41.7 million and $37.2 million, which is net of a provision of $1.6 million and $1.3 million, as of June 30, 2003 and December 31, 2002, respectively.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

        Our long-lived assets include (i) property, plant and equipment, (ii) goodwill and (iii) other intangible assets. As of June 30, 2003, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $50.3 million, $109.9 million and $107.3 million, respectively. Where we believe that property, plant and equipment and intangible assets have finite lives, we depreciate and amortize those assets over their estimated useful lives. For purposes of determining whether there are any impairment losses, as discussed below, our management has historically examined the carrying value of our identifiable long-lived tangible and intangible assets and goodwill, including their useful lives, when indicators of impairment are present. In addition, SFAS No. 142 requires that impairment reviews be performed on the carrying values of all goodwill on at least an annual basis. For all long-lived tangible and intangible assets and goodwill, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period we identify the impairment. Furthermore, if our review of the carrying values of the long-lived tangible and intangible assets indicates impairment of such assets, we may determine that shorter estimated useful lives are more appropriate. In that event, we will be required to record additional depreciation and amortization in future periods, which will reduce our earnings.

  Valuation of Goodwill

        We have goodwill balances related to our consumer diagnostics and professional diagnostics reporting units, which amounted to $68.0 million and $41.9 million, respectively, as of June 30, 2003. As of December 31, 2002, we performed an impairment review on the carrying values of such goodwill. Based on the discounted projected future cash flows approach, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired as of December 31, 2002. Because future cash flows and operating results used in the impairment review are based on management's projections and assumptions, future events can cause such projections to differ from those used at December 31, 2002, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our evaluation as of December 31, 2002 that would require us to reassess whether the carrying values of our goodwill have been impaired.

  Valuation of Other Long-Lived Tangible and Intangible Assets

        Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of June 30, 2003, future events could cause us to conclude otherwise.

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

Legal Contingencies

        Because of the nature of our business, we may from time to time be subject to consumer product claims or various other lawsuits arising in the ordinary course of our business, and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other commercial claims. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can result in counterclaims against us. We are currently involved in certain legal proceedings, as discussed in "Item 3. Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission and "Part II. Item 1. Legal Proceedings" in this Quarterly Report. We do not accrue for potential losses on legal proceedings where our company is the defendant when we are not able to quantify our potential liability, if any, due to uncertainty as to the nature, extent and validity of the claims against us, uncertainty as to the nature and extent of the damages or other relief sought by the plaintiff and the complexity of the issues involved. Our potential liability, if any, in a particular case may become quantifiable as the case progresses, in which case we will begin accruing for the expected loss.

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

Recently Issued Accounting Standards

        In June 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 143, Accounting for Asset Retirement Obligations. This statement addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs, in particular legal obligations associated with such retirement that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We adopted this statement on January 1, 2003, as required. However, the adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on the extinguishment of debt that does not meet the criteria of APB Opinion No. 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. We adopted the provisions of this statement on January 1, 2003. As a result, any gains and losses from early extinguishment of debt in the future will be included in earnings from continuing operations and all prior periods presented will be required to be restated. Consequently, the restatement of prior period results upon the adoption of this statement reduced our loss from continuing operations from $30,503 to $21,997, or from $4.40 to $3.31 per basic and diluted share, for the six months ended June 30, 2002. The adoption of this statement did not have an impact on our results of operations for the three months ended June 30, 2002.

        In November 2002, the EITF reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue

No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have a material impact on our financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in SFAS No. 133) to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, subject to certain exceptions. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations, or cash flows.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), while many of such instruments were previously classified as equity or "mezzanine" equity. The statement also requires that income statement treatment be consistent with the balance sheet classification. That is, if the instrument is classified as a liability, payments to the holders are interest expense, not dividends, and changes in value are recorded in earnings. The statement relates to three specific categories of instruments: mandatorily redeemable shares, freestanding written put options and forward contracts that obligate an entity to purchase its own shares, and freestanding contracts that obligate an entity to pay with its own shares in amounts that are either unrelated, or inversely related, to the price of the shares. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

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

        As of June 30, 2003, we had approximately $106.5 million of gross indebtedness outstanding under our credit facilities and other debt-related instruments. Our substantial indebtedness could have important consequences to you. For example, it could:

  •
  impair our ability to obtain additional financing;

  •
  limit our flexibility to adjust to market conditions, leaving us vulnerable in a downturn in general economic conditions or in our business and less able to plan for, or react to, changes in our business and the industries in which we operate;

  •
  require us to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and other business activities and may require us, in order to meet our debt service obligations, to delay or reduce capital expenditures or the introduction of new products and/or forego business opportunities including acquisitions, research and development projects or product design enhancements; and

  •
  place us at a competitive disadvantage compared to our competitors that have less debt.

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

  •
  dispose of or encumber assets.

        These restrictions may limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

Our credit facilities contain certain financial covenants that we may not satisfy which, if not satisfied, could result in the acceleration of the amounts due under our credit facilities and the limitation of our ability to borrow additional funds in the future.

        As of June 30, 2003, we had approximately $65.6 million of gross indebtedness outstanding under our various credit facilities, substantially all of which was owed to General Electric Capital Corporation, Keybank National Association, The Royal Bank of Scotland Plc and Congress Financial Corporation. The agreements governing these various credit facilities subject us to various financial and other covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to fixed charge coverage, capital expenditure, various leverage ratios, minimum EBITDA, total net worth and minimum cash requirement. If we violate any of these covenants, there may be a material adverse effect on us. Most notably, our outstanding debt under one or more of our credit facilities could become immediately due and our ability to borrow additional funds in the future may be limited.

Rising interest rates would increase our interest costs and reduce our earnings.

        We currently have, and may incur more, indebtedness that bears interest at variable rates. Accordingly, if interest rates increase, so will our interest costs, which would adversely affect our earnings, cash flow and our ability to service debt.

We may not be able to complete our pending acquisition of Applied Biotech, Inc.

        Our pending acquisition of Applied Biotech, Inc. is subject to several closing conditions, most notably the consent of our lenders. As a result, we cannot assure you that the acquisition will occur. If the acquisition does not occur, we will have incurred certain expenses and we will not realize the expected benefits of the acquisition of Applied Biotech.

Our acquisitions of IVC Industries, Inc., the Wampole Division of MedPointe Inc. and Ostex International, Inc., and our pending acquisition of Applied Biotech, Inc., may not be profitable, and the integration of these businesses may be difficult and may lead to adverse effects.

        In March 2002, we acquired IVC Industries, Inc. (now doing business as Inverness Medical Nutritionals Group or "IMN") and in September 2002, we acquired the Wampole Division of MedPointe Inc. On June 30, 2003, we acquired Ostex International, Inc., and on July 30, 2003, we entered into an agreement with Apogent Technologies Inc. to acquire Applied Biotech, Inc. The ultimate success of our IMN, Wampole and Ostex acquisitions, and, if it is completed, our pending acquisition of Applied Biotech, will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating these businesses with our preexisting businesses. However, the successful integration of independent companies is a complex, costly and time-consuming process. The difficulties of integrating companies include among others:

  •
  consolidating manufacturing, research and development operations;

  •
  coordinating sales, distribution and marketing functions;

  •
  preserving the important licensing, research and development, manufacturing and supply, distribution, marketing, customer and other relationships;

  •
  minimizing the diversion of management's attention from ongoing business concerns; and

  •
  coordinating geographically separate organizations.

        We may not accomplish the integration of our acquisitions smoothly or successfully. The diversion of the attention of our management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from these acquisitions and adversely affect our other businesses. Ultimately, the value of IMN, Wampole, Ostex, or any other company that we may acquire, including, without limitation, Applied Biotech, may not be greater than or equal to their purchase prices.

If we choose to acquire or invest in new and complementary businesses, products or technologies instead of developing them ourselves, such acquisitions or investments could disrupt our business and, depending on how we finance these acquisitions or investments, could result in the use of significant amounts of cash.

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

If goodwill that we have recorded in connection with our acquisitions of other businesses becomes impaired, we could have to take significant charges against earnings.

        In connection with the accounting for our acquisition of the Unipath business in December 2001 and our acquisition of Wampole in September 2002, we have recorded a significant amount of goodwill and other intangible assets. In connection with the accounting for our acquisition of Ostex, we expect to record a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our results of operations in future periods.

We could experience significant manufacturing delays, disruptions to our ongoing research and development and increased production costs if Unilever is unable to successfully assign or sublease to us the lease for the multi-purpose facility that we currently use in Bedford, England.

        One of our primary operating facilities is located in Bedford, England. The Bedford facility is a multi-purpose facility that is registered with the U.S. Food and Drug Administration, contains state-of-the-art research laboratories and is equipped with specialized manufacturing equipment. This facility currently provides the manufacturing for our Clearblue and Clearview products, serves as our research and development center and serves as the administrative center for our European operations, and we anticipate using this facility to manufacture the e.p.t.® pregnancy test for Pfizer Inc. in connection with our five year supply arrangement with Pfizer (see "Part II, Item. 1 Legal Proceedings"). We are currently using the Bedford facility pursuant to an agreement with Unilever entered into in connection with our acquisition of the Unipath business in 2001. Unilever currently leases this facility from a third party landlord. Pursuant to the terms of Unilever's lease, however, Unilever is not permitted to assign the lease or sublet the Bedford facility without obtaining the prior written consent of the landlord (which consent may not be unreasonably withheld). The terms of our acquisition agreement obligate Unilever to use reasonable endeavors to obtain the landlord's consent to assignment or to a sublease of the facility and, if necessary, to pursue the assignment or sublease through the courts. There are no assurances that Unilever will be successful in obtaining the landlord's consent to assignment of the lease to us or to a sublease to us. If Unilever is unable to successfully acquire such consent or otherwise enable us to realize the benefit of our lease of the Bedford facility, we may be forced to renegotiate a lease of the Bedford facility on substantially less favorable terms or seek alternative means of producing our products and the e.p.t.® pregnancy test for Pfizer, conducting our research and housing our European administrative staff. In either case, we may experience manufacturing delays and disruptions to our ongoing research and development while we are resolving these issues and increased production costs in the future. We cannot assure you that we will be able to renegotiate a lease for the Bedford facility on terms that are acceptable to us or find an acceptable replacement for this facility. Any one or more of these events may have a material adverse effect on us.

Manufacturing problems or delays could severely affect our business.

        We produce most of our consumer products in our manufacturing facilities located in New Jersey, Bedford, England and Galway, Ireland and some of our professional diagnostic tests in our manufacturing facilities located in Bedford, England, Seattle, Washington and Yavne, Israel. Our production processes are complex and require specialized and expensive equipment. Replacement parts for our specialized equipment can be expensive and, in some cases, can require lead times of up to a year to acquire. In addition, our private label consumer products business, and our private label and bulk nutritional supplements business in particular, rely on operational efficiency to mass produce product at low margins per unit. We also rely on third parties to supply production materials and in some cases there may not be alternative sources immediately available.

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

        We recently shipped the first orders for our new digital pregnancy test, Clearblue Easy Digital, which is the first consumer pregnancy test on the market to display test results in words. Instead of interpreting colored lines for a result, the digital display will spell out "Pregnant" or "Not Pregnant." However, manufacturing or distribution problems, or other factors beyond our control, could negatively impact the effectiveness of our ongoing new product launch and prevent us from meeting customers demand or our own sales forecasts. In addition, we cannot assure you that the market will accept this new product or that any such acceptance will not dilute market acceptance of our other consumer pregnancy test products or the e.p.t.® pregnancy test, which we will in the future manufacture for Pfizer for a period of five years. Accordingly, there is no assurance that this new product will increase our overall revenues or profitability.

If we fail to meet strict regulatory requirements, we could be required to pay fines or even close our facilities.

        Our facilities and manufacturing techniques generally must conform to standards that are established by government agencies, including those of European and other foreign governments, as well as the FDA, and, to a lesser extent, the U.S. Drug Enforcement Agency, or the DEA, and local health agencies. These regulatory agencies may conduct periodic inspections of our facilities to monitor our compliance with applicable regulatory standards. If a regulatory agency finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us or if such a regulatory agency determines that our non-compliance is severe, it may close our facilities. Any adverse action by an applicable regulatory agency could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers' demands. These regulatory agencies may also impose new or enhanced standards that would increase our costs as well as the risks associated with non-compliance. For example, we anticipate that the FDA may soon finalize and implement "good manufacturing practice," or GMP, regulations for nutritional supplements. GMP regulations would require supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP regulations for drugs. While our manufacturing facilities for nutritional supplements have been subjected to, and passed, third party inspections against anticipated GMP standards, the ongoing compliance required in the event that GMP regulations are adopted would involve additional costs and would present new risks associated with any failure to comply with the regulations in the future.

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

        Sales of our branded nutritional products have declined each year since 1998 until the year 2002 when they increased slightly as compared to 2001. We believe that those products have under-performed because they are, for the most part, aging brands with limited brand recognition that face increasing private label competition. The age of this product line means that we are subject to future distribution loss for under-performing brands, while our opportunities for new distribution on the existing product lines are limited. Though we did experience a slight increase in sales seen during 2002, sales for the first half of 2003 suggest that the overall trend of declining sales for these products may continue. In any case, we do not expect significant sales growth of our existing branded nutritional products and we may experience further declines in sales of those products in the future.

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

  •
  a counterclaim by PBM against us in a patent infringement suit maintained by our subsidiaries, Inverness Medical Switzerland GmbH and Unipath Diagnostics, Inc., against PBM et. al. in which PBM alleges that we have breached various obligations to PBM arising out of its joint venture with us; and

  •
  an action brought by approximately 65 consumers in London alleging defects in our Persona contraceptive device leading to unwanted pregnancies. We believe that any liability in this matter is fully covered by separate insurance provided by Unilever from whom we acquired the Unipath business.

        Because the above claims each seek damages and reimbursement for costs and expenses without specific amounts, we are unable to assess the probable outcome of or potential liability arising from the lawsuits.

        In connection with our split-off from IMT, we agreed to assume, to the extent permitted by law, and indemnify IMT for, all liabilities arising out of the women's health, nutritional supplements and professional diagnostics businesses before or after the split-off to the extent such liabilities are not otherwise retained by IMT. Through our acquisitions of the Unipath business, IMN, Wampole, and Ostex, we also assumed or acquired substantially all of the liabilities of those businesses. We are unable to assess the materiality or costs associated with these lawsuits at this time. We cannot assure you that these lawsuits or any future lawsuits relating to our businesses will not have a material adverse effect on us.

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

We may not benefit from the supply arrangement with Pfizer Inc. to the extent currently expected.

        Under the terms of a recent manufacturing, packaging and supply agreement that we entered into with Pfizer Inc., through one of its wholly owned subsidiaries, Pfizer will purchase its e.p.t.® pregnancy tests from us beginning on June 6, 2004 and continuing until June 6, 2009. Provided Pfizer meets its minimum purchase requirements under the contract, we stand to profit. However, if Pfizer's sales of its e.p.t.® pregnancy test fail to grow as forecast we may not generate as much revenue or profit under this arrangement as we currently project.

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

Consolidation poses a threat to existing customer relationships and can result in lost revenue.

        Recent years have witnessed rapid consolidation within many industries, including the mass retail and professional diagnostic industries. Drug store chains, grocery stores and mass merchandisers, the primary purchasers of our consumer diagnostic products and vitamins and nutritional supplements, have all been subject to this trend. So have healthcare providers and major reference laboratories. Because these customers purchase from us primarily through purchase orders, consolidation can interfere with existing customer relationships, especially private label relationships with retailers, and result in the loss of major customers and significant revenue streams.

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

        Our business relies heavily on our foreign operations. Three of our manufacturing facilities are outside the United States, in Bedford, England, Galway, Ireland and Yavne, Israel. Approximately 42% of our net revenues were generated from outside the United States during 2002. Our Clearblue products, pregnancy tests in particular, have historically been much stronger brands outside the United States, with 68% of our net product sales of Clearblue products coming from outside the United States during 2002. In addition, IMN generated almost 17.5% of its net product sales outside of the United States during 2002. Furthermore, Persona is sold exclusively outside of the United States and our Orgenics professional diagnostic products have always been sold exclusively outside of the United States. Because of our foreign operations and foreign sales, we face exposure to movements in foreign currency exchange rates. Our primary exposures are related to the operations of our European subsidiaries. These exposures may change over time as business practices evolve and could result in increased costs or reduced revenue and could impact actual cash flow.

Our Orgenics subsidiary is located in Israel, and its operations could be negatively affected due to military or political tensions in the Middle East.

        Our wholly-owned subsidiary, Orgenics, which develops, manufactures and sells certain of our professional diagnostic products, is incorporated under the laws of the State of Israel. The administrative offices and development and manufacturing operations of our Orgenics business are located in Yavne, Israel. Although most of Orgenics's sales currently are to customers outside of Israel, political, economic and military conditions in Israel could nevertheless directly affect its operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite its history of avoiding adverse effects, our Orgenics business could be adversely affected by any major hostilities involving Israel.

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

        Members of our management team have had significant experience in the diabetes field. In addition, technology we own or license may have potential applications to this field and our research and development capabilities could be applied to this field. However, in conjunction with our split-off from Inverness Medical Technology, Inc., or IMT, we agreed in the post-closing covenants agreement not to compete with IMT and Johnson & Johnson in the field of diabetes. In addition, Mr. Ron Zwanziger, our Chairman, Chief Executive Officer and President, and two of our senior scientists, Dr. David Scott and Dr. Jerry McAleer, have entered into consulting agreements with IMT that impose similar restrictions. Further, our license agreement with IMT prevents us from using any of the licensed technology in the field of diabetes. As a result of these restrictions, we cannot pursue opportunities in the field of diabetes.

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

You are unlikely to be able to exercise effective remedies against Arthur Andersen LLP, our former independent public accountants.

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
  changes in consumer behavior;

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

        As of June 30, 2003, there were 323,060 shares of our Series A Preferred Stock outstanding. Pursuant to the terms of the certificate of designation creating our Series A Preferred Stock, upon a liquidation or a deemed liquidation of our company, the holders of the shares of our Series A Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $30 per share of our Series A Preferred Stock (or $40.50 per share in certain circumstances), plus the amount of any dividends that have accrued on those shares, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting our Series A Preferred Stock. Dividends accrue on the shares of our Series A Preferred Stock at the rate of up to $2.10 per share per annum based on the percentage of trading days on which the closing market price of our common stock is less than $15.00. As a result of these terms, the holders of our common stock may be disproportionately affected by any reduction in the value of our assets or fluctuations in the market price of our common stock.

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

  •
  the impact of business combinations, including acquisitions and divestitures, such as our pending acquisition of Applied Biotech, Inc., and organizational restructurings consistent with evolving business strategies;

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

        Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At June 30, 2003, our short-term investments approximated market value.

        At June 30, 2003, we had a U.S. term loan of $18.75 million and a European term loan of $9.95 million outstanding and $22.96 million outstanding borrowings on a European revolving line of credit under our senior credit agreement. Principal repayments under the U.S. term loan are to be made in eleven equal quarterly installments of $1.25 million starting on April 30, 2003 through October 31, 2005 with a final installment of $6.25 million due in November 2005. Principal repayments under the European term loan are to be made in fourteen equal quarterly installments of $25,000 starting on January 31, 2003 through April 30, 2006 with a final installment of $9.65 million due in May 2006. Any borrowings under the revolving line of credit will mature on November 14, 2005. Borrowings under the term loans and the revolving line of credit bear interest at either (i) the London Interbank Offered Rate ("LIBOR"), as defined in the credit agreement, plus applicable margins or, at our option, (ii) floating at the Index Rate, as defined in the credit agreement, plus applicable margins. Applicable margins, depending on the type of loan, can range from 1.25% to 3.75% and are subject to quarterly adjustments based on our total leverage ratio, as defined in the credit agreement.

        We have an interest rate swap agreement with a bank in place, which will provide us with limited protection from fluctuations in the LIBOR rate. Under the interest rate swap agreement, the LIBOR rate is at a minimum of 3.36% and a maximum of 5% and applies to $34.8 million to $37.7 million of our loans, depending upon the interest period, for the remaining term of the agreement. This interest rate swap agreement is effective through December 30, 2004. As of June 30, 2003, the LIBOR and Index rates applicable under the senior credit agreement were 1.32% and 4.00%, respectively.

Assuming no changes in our leverage ratio which would have affected the margin of the interest rates, the effect of interest rate fluctuations on the loans under the senior credit agreement over the next twelve months is quantified and summarized as follows:

Interest Expense Increase
If compared to the rate at June 30, 2003,
LIBOR increases by 1% point	$489,000
LIBOR increases by 2% point	978,000
Index Rate increases by 1% point	$489,000
Index Rate increases by 2% point	978,000

        Our subsidiary IMN has a credit agreement with its bank, under which it can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to specified borrowing base limitations. These IMN loans were originally set to mature on October 16, 2003, but subsequent to June 30, 2003 have been extended to mature on October 15, 2004. As of June 30, 2003, total borrowings outstanding under the credit agreement with the bank were $13.5 million. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.5% above the bank's prime rate or, at IMN's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. As of June 30, 2003, the interest rates on $3.5 million of the outstanding borrowings were at the Adjusted Eurodollar Rates ranging from 0.52% to 0.81% plus the spread of 3.75% and the interest rate on the remaining $10.0 million of the outstanding borrowings was at the prime rate of 4.25% plus the spread of 1.5%. The effect of interest rate fluctuations on the loans under IMN's credit agreement until the loans mature is quantified and summarized as follows:

Interest Expense Increase
If compared to the rate at June 30, 2003,
Interest rate increases by 1% point	$126,000
Interest rate increases by 2% point	252,000

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. For the three and six months ended June 30, 2003, the net impact of foreign currency changes on transactions was a gain of $438,000 and $498,000, respectively. Generally, we do not use derivative financial instruments or other financial instruments to hedge such economic exposures. However, if our foreign currency exchange exposure in these transactions continues to be significant, we may decide to use such instruments in the future. In addition, because significant amounts of the revenue and expenses of our Unipath business are denominated in foreign currencies, our Unipath business has historically utilized and will continue to utilize short-term foreign exchange forward contracts to minimize exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. Our goal is to utilize short-term foreign exchange forward contracts for recognized receivables and payables and firmly committed cash inflows and outflows, which allow us to reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts are expected to substantially offset losses and gains on the assets, liabilities and transactions to which these contracts relate. Cash inflows and outflows denominated in the same foreign currency are netted on a legal entity basis and the corresponding net cash flow exposure is appropriately hedged. As of June 30, 2003, we had no foreign exchange forward contracts outstanding.

        In addition, because a substantial portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results), our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net revenue and net income would have been lower by approximately the following amounts:

	Approximate Decrease in
	Net Revenue	Net Income
If for the three months ended June 30, 2003, the U.S. Dollar was stronger by:
1%	$190,000	$33,000
5%	948,000	162,000
10%	1,896,000	325,000
If for the six months ended June 30, 2003, the U.S. Dollar was stronger by:
1%	$377,000	$55,000
5%	1,885,000	274,000
10%	3,771,000	549,000

ITEM 4.    CONTROLS AND PROCEDURES

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Finance (our principal financial officer), the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based upon the required evaluation, our Chief Executive Officer and Vice President of Finance believe that, as of the end of the fiscal quarter covered by this quarterly report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In addition, there was no change in our internal control over financial reporting during the fiscal quarter covered by this quarterly report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We and our management understand nonetheless that controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Vice President of Finance concluded that such disclosure controls and procedures were effective as of such date at the "reasonable assurance" level.

        As previously noted in the Current Report on Form 8-K, as amended, event date April 11, 2003 (the "Current Report"), Ernst & Young LLP resigned as our independent auditors on April 11, 2003. Ernst & Young LLP, in connection with its audit for the year ended December 31, 2002, noted certain conditions that it considered to be material weaknesses in our internal controls. The conditions that Ernst & Young LLP considered to be material weaknesses in our internal controls are listed in the Current Report. Our Chief Executive Officer and Vice President of Finance, in reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, carefully considered the views of Ernst & Young LLP that the conditions listed in the Current Report constitute material weaknesses in our internal controls. Although several of these conditions corresponded with areas that we had targeted, or are targeting, for improvement as part of our strategy for managing, growing and improving our operations, our Chief Executive Officer and Vice President of Finance, as of June 30, 2003, do not consider the conditions referred to by Ernst & Young LLP to be material weaknesses in our internal controls and believe that our disclosure controls and procedures are effective as of such date as and to the extent stated above.

        We have conducted and will continue to conduct further reviews, and from time to time put in place additional documentation, of our disclosure controls and procedures, as well as our internal controls. In July 2003, we engaged Protiviti,Inc., an independent risk consulting firm, to assist us in assessing, documenting and testing our internal controls starting in 2003 to ensure that we can comply with the rules and regulations promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 when they take effect for us for the fiscal year ended December 31, 2004. As a result of these ongoing efforts, we may from time to time make changes aimed at enhancing the effectiveness of our controls and procedures, as well as changes aimed at ensuring that our systems evolve with, and meet the needs of, our business. These changes may include changes to our own systems, as well as to the systems of businesses that we have acquired or that we may acquire in the future and will, if made, be intended to enhance the effectiveness of our controls and procedures. We are also continually striving to improve our management and operational efficiency and we expect that our efforts in that regard will from time to time directly or indirectly affect our internal controls. For example, during the second quarter of 2003 we continued to expand our financial staff, and we recently hired Christopher Lindop to serve as our Chief Financial Officer who we anticipate will begin serving in September 2003. We are also continuing our efforts to integrate the financial accounting systems used by certain of our businesses and to upgrade the information technology capabilities of certain of our subsidiaries.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Inverness Medical Switzerland GmbH, et al v. Pfizer, Inc., et al.

        We had several lawsuits pending against Pfizer, Inc. ("Pfizer") and certain other parties, in the United States District Court for the District of New Jersey alleging, among other things, that Pfizer's e.p.t® brand pregnancy tests infringe patents owned by us. In early June 2003, we settled our litigation against Pfizer. In connection with the settlement, we entered into an agreement with Pfizer, through one of its wholly owned subsidiaries, pursuant to which we agreed to supply to Pfizer, and Pfizer agreed to purchase from us, its e.p.t.® pregnancy tests beginning on June 6, 2004 and continuing until June 6, 2009. Pfizer also agreed to minimum purchase obligations. The agreement provides for Pfizer to make certain royalty payments to us prior to the commencement of the supply arrangement. Under the terms of the settlement, the parties have agreed to the entry of permanent injunctive relief and dismissal of certain claims and counterclaims. The settlement does not provide for any damage award.

        Our claims against Princeton BioMeditech Corporation ("PBM"), a co-defendant in one of the infringement suits against Pfizer and the subject of two other related infringement suits initiated by us, remain active. PMB has brought several counterclaims against us. The counterclaims allege, among other things, that we have breached various obligations to PBM arising out of a joint venture with us. We believe that we have strong defenses to all of the counterclaims and we are defending them vigorously. However, a final ruling against us could have a material adverse impact on our sales, operations or financial performance.

Other Pending and Potential Litigation

        Because of the nature of our business, we may be subject at any particular time to consumer product claims or various other lawsuits arising in the ordinary course of our business, including employment matters, and expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other commercial or employment claims. An adverse ruling in such a lawsuit could have a material adverse effect on our sales, operations or financial performance. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties. We have filed at least twenty law suits around the world against competitors whom we believe to be selling products that infringe our propriety rights, including suits against Acon Laboratories and Qualis. These suits can be expensive and results in counterclaims challenging the validity of our patents and other rights.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        On June 30, 2003, we issued 134,698 shares of unregistered common stock to Genicon Sciences Corporation as partial consideration for a technology license granted to one of our subsidiaries. No underwriters or underwriting discounts or commissions were involved. There was no public offering in connection with our sale to Genicon and we believe that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, based on the private nature of the transaction, because we understand Genicon to be an accredited investor and because Genicon acquired the securities for investment purposes and not with a view to the distribution thereof.

        Under our agreement with Genicon, in exchange for the technology license we paid Genicon (a) $500,000 in cash plus (b) shares of common stock valued at $2,500,000 based on the average closing price of our common stock as reported by the American Stock Exchange on the five trading days immediately prior to the date of issuance ($18.56). We also agreed with Genicon to subsequently register the resale of those shares of stock on a registration statement on Form S-3 and we have done so. The registration statement pursuant to which we registered the shares sold to Genicon went effective on August 5, 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of stockholders of our company was held on May 21, 2003. The following items were submitted to a vote of securities holders at the annual meeting:

  (I)
  Carol R. Goldberg, Alfred M. Zeien and Ron Zwanziger were elected as Class II directors of our company. The other directors whose terms of office continued after the meeting were: Ernest A. Carabillo, Jr., Robert P. Khederian, John F. Levy, Jerry McAleer, Ph. D., John A. Quelch, David Scott, Ph. D. and Peter Townsend.

  (II)
  The proposal to increase the number of shares available for issuance under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (the "2001 Stock Option Plan") from 4,824,081 shares to 5,324,081 shares was authorized and approved.

        The following table summarizes the votes for or against and the number of abstentions and broker non-votes with regard to each matter voted upon:

Matter	For	Against	Abstentions	Broker Non-Votes
Election of:
Mrs. Goldberg	13,034,042	—	72,007	—
Mr. Zeien	13,031,428	—	74,621	—
Mr. Zwanziger	13,046,122	—	59,927	—
Approval of increase in shares available for issuance under the 2001 Stock Option Plan	12,103,885	962,625	39,539	—

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        a.    Exhibits:

Exhibit No.	Description
*31.1—	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2—	Certification by Vice President, Finance Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
filed herewith

        b.    Reports on Form 8-K:

        On April 18, 2003, we filed a Current Report on Form 8-K dated April 11, 2003 (Item 4) regarding the resignation of Ernst & Young LLP as our independent auditor.

        On April 22, 2003, we filed a Current Report on Form 8-K dated April 21, 2003 (Item 9) in order to furnish our press release dated April 21, 2003, entitled "Inverness Medical Innovations Announces Appointment of New Auditor."

        On May 14, 2003, we filed a Current Report on Form 8-K dated May 14, 2003 (Item 12) in order to furnish our press release dated May 14, 2003, entitled "Inverness Medical Innovations Announces First Quarter Results."

        On May 19, 2003, we filed a Current Report on Form 8-K dated May 15, 2003 (Item 9) in order to furnish the Section 906 certifications of the Chief Executive Officer and the Vice President of Finance of our Company that accompanied our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003.

        On May 29, 2003, we filed Amendment No. 1 to the Current Report on Form 8-K dated April 11, 2003 (Item 4) to revise the disclosure provided in Item 4 of the Form 8-K dated April 11, 2003.

        On June 10, 2003, we filed a Current Report on Form 8-K dated June 6, 2003 (Item 5) regarding a settlement agreement with a subsidiary of Pfizer Inc. which resolves all of our patent infringement claims against Pfizer.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: August 14, 2003	/s/ DUANE L. JAMES Duane L. James Vice President of Finance and an authorized officer

QuickLinks

INVERNESS MEDICAL INNOVATIONS, INC. FORM 10-Q For the Quarterly Period Ended June 30, 2003
TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share amounts)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (UNAUDITED) (in thousands)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (in thousands, except per share amounts)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Certain Factors Affecting Future Results
SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE