Form 10-Q
period 2003-09-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2003-11-14
CIK 1145460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

COMMISSION FILE NUMBER 001-16789

INVERNESS MEDICAL INNOVATIONS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3565120 (I.R.S. Employer Identification No.)
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

Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of November 7, 2003 was 19,316,707.

INVERNESS MEDICAL INNOVATIONS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2003

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in this quarterly report on Form 10-Q and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements" beginning on pages 36 and 52, respectively, in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

        Unless the context requires otherwise, references in this quarterly report on Form 10-Q to "we," "us," and "our" refer to Inverness Medical Innovations, Inc. and its subsidiaries.

        We have registered the following trademarks which appear in this quarterly report on Form 10-Q: Clearblue®, Fact plus®, Persona®, Clearview®, Wampole® and Signify®.

        The following are registered trademarks of parties other than us: Abbott TestPack® and e.p.t.®.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net product sales	$69,278	$52,162	$195,887	$139,141
License revenue	3,115	1,785	7,030	3,766

Net revenue	72,393	53,947	202,917	142,907
Cost of sales	40,902	30,155	113,217	79,686

Gross profit	31,491	23,792	89,700	63,221

Operating expenses:
Research and development	6,413	3,597	17,055	10,539
Sales and marketing	13,251	10,121	36,949	28,683
General and administrative	7,637	6,103	24,013	19,760
Charge related to asset impairment	—	—	—	12,682
Stock-based compensation(1) (Note 5)	60	—	66	10,169

Total operating expenses	27,361	19,821	78,083	81,833

Operating income (loss)	4,130	3,971	11,617	(18,612)
Interest expense, including amortization of discounts	(2,410)	(1,449)	(6,776)	(8,230)
Other income (expense), net	334	(710)	6,440	7,813

Income (loss) before income taxes and accounting change	2,054	1,812	11,281	(19,029)
Provision for income taxes	392	671	2,019	1,827

Income (loss) before accounting change	1,662	1,141	9,262	(20,856)
Cumulative effect of a change in accounting principle	—	—	—	(12,148)

Net income (loss)	$1,662	$1,141	$9,262	$(33,004)

Income (loss) available to common stockholders—basic (Note 6):
Income (loss) before accounting change	$1,519	$(6,725)	$8,804	$(32,524)

Net income (loss)	$1,519	$(6,725)	$8,804	$(44,672)

Income (loss) available to common stockholders—diluted (Note 6):
Income (loss) before accounting change	$1,519	$(6,725)	$8,938	$(32,524)

Net income (loss)	$1,519	$(6,725)	$8,938	$(44,672)

Income (loss) per common share—basic (Note 6):
Income (loss) before accounting change	$0.09	$(0.65)	$0.60	$(3.76)

Net income (loss)	$0.09	$(0.65)	$0.60	$(5.16)

Income (loss) per common share—diluted (Note 6):
Income (loss) before accounting change	$0.08	$(0.65)	$0.53	$(3.76)

Net income (loss)	$0.08	$(0.65)	$0.53	$(5.16)

Weighted average shares—basic	16,301	10,356	14,719	8,653

Weighted average shares—diluted	18,176	10,356	16,788	8,653

(1)
The charges for stock-based compensation for all periods presented were classified as general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$24,837	$30,668
Accounts receivable, net of allowances of $7,253 at September 30, 2003 and $7,047 at December 31, 2002	47,762	37,283
Inventory	49,523	37,155
Deferred tax assets	2,137	2,137
Prepaid expenses and other current assets	8,837	6,456

Total current assets	133,096	113,699
Property, plant and equipment, net	58,277	46,029
Goodwill	227,574	108,915
Trademarks and trade name with indefinite lives	38,119	31,719
Core technology and patents, net	29,644	25,805
Other intangible assets, net	31,664	22,374
Deferred financing costs, net, and other assets	7,602	4,908
Deferred tax assets	5,943	4,297

Total assets	$531,919	$357,746

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,048	$17,200
Current portion of capital lease obligations	462	642
Accounts payable	29,781	27,495
Accrued expenses and other current liabilities	40,014	40,382

Total current liabilities	76,305	85,719

Long-term liabilities:
Long-term debt	167,908	84,533
Capital lease obligations	1,944	2,238
Deferred tax liabilities	15,026	9,365
Other liabilities	3,883	3,936

Total long-term liabilities	188,761	100,072

Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,667 shares Issued—2,527 shares at September 30, 2003 and December 31, 2002 Outstanding—323 shares at September 30, 2003 and December 31, 2002	9,509	9,051

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized—2,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized—50,000 shares Issued and outstanding—19,235 shares at September 30, 2003 and 14,907 shares at December 31, 2002	19	15
Additional paid-in capital	335,012	251,457
Notes receivable from stockholders	(14,691)	(14,691)
Deferred compensation	—	(48)
Accumulated deficit	(68,916)	(77,720)
Accumulated other comprehensive income	5,920	3,891

Total stockholders' equity	257,344	162,904

Total liabilities and stockholders' equity	$531,919	$357,746

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$9,262	$(33,004)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest expense related to amortization of noncash original issue discount, noncash beneficial conversion feature and deferred financing costs	1,133	3,927
Noncash (gain) loss related to interest rate swap agreement	(54)	1,269
Noncash stock-based compensation expense	66	10,169
Noncash gain related to early extinguishment of debt	—	(9,600)
Noncash charge related to asset impairment and cumulative effect of a change in accounting principle	—	24,830
Depreciation and amortization	10,930	7,110
Deferred income taxes	371	—
Other noncash items	(4)	297
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(2,672)	(4,641)
Inventory	(3,556)	(1,779)
Prepaid expenses and other current assets	(2,937)	2,271
Accounts payable	353	6,667
Accrued expenses and other current liabilities	(7,013)	(5,253)

Net cash provided by operating activities	5,879	2,263

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(8,427)	(3,683)
Proceeds from sale of property, plant and equipment	151	267
Cash paid for purchase of certain assets from Abbott Laboratories	(55,570)	—
Cash paid for purchase of Applied Biotech, Inc., net of cash acquired	(13,896)	—
Cash paid for purchase of Ostex International, Inc., net of cash acquired	(3,806)	—
Cash paid for purchase of the Wampole Division of MedPointe Inc.	(1,442)	(71,500)
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(424)	(6,953)
Cash paid for purchase of Unipath business	(418)	(5,537)
Cash paid for purchase of intellectual property license	(585)	—
Increase in other assets	(44)	(284)

Net cash used in investing activities	(84,461)	(87,690)

Cash Flows from Financing Activities:
Cash paid for financing costs	(3,772)	(2,052)
Proceeds from issuance of common stock, net of issuance costs	3,985	35,547
Proceeds from issuance of preferred stock, net of issuance costs	—	20,569
Net proceeds from revolving line of credit	18,524	2,040
Proceeds from borrowings under notes payable	58,643	35,000
Repayments of notes payable	(5,875)	(43,045)
Principal payments of capital lease obligations	(521)	(329)

Net cash provided by financing activities	70,984	47,730

Foreign exchange effect on cash and cash equivalents	1,767	2,506

Net decrease in cash and cash equivalents	(5,831)	(35,191)
Cash and cash equivalents, beginning of period	30,668	52,024

Cash and cash equivalents, end of period	$24,837	$16,833

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30,
	2003	2002
Supplemental Disclosure of Cash Flow Information:
Interest paid	$5,677	$3,768

Taxes paid	$1,061	$1,622

Supplemental Disclosure of Noncash Activities:
On September 30, 2003, the Company acquired certain assets from Abbott Laboratories —
Property, plant and equipment	$4,032	$—
Intangible assets	89,038	—
Cash paid for purchase of certain assets from Abbott Laboratories	(55,570)	—

Fair value of common stock issued	$37,500	$—

On August 27, 2003, the Company acquired Applied Biotech, Inc. —
Accounts receivable	$6,367	$—
Inventory	7,056	—
Property, plant and equipment	5,352	—
Intangible assets	14,974	—
Other assets	2,121	—
Accounts payable and accrued expenses	(4,616)	—
Deferred tax liabilities	(3,090)	—
Cash paid for purchase of Applied Biotech, Inc., net of cash acquired	(13,896)	—

Fair value of common stock issued	$14,268	$—

On June 30, 2003, the Company acquired Ostex International, Inc. —
Accounts receivable	$1,203	$—
Inventory	928	—
Property, plant and equipment	584	—
Intangible assets	33,560	—
Other assets	178	—
Accounts payable and accrued expenses	(1,964)	—
Deferred tax liabilities	(2,519)	—
Long-term debt	(2,875)	—
Cash paid for purchase of Ostex International, Inc., net of cash acquired	(3,806)	—

	$25,289	$—

Fair value of common stock issued	$23,537	$—
Fair value of assumed and issued fully-vested stock options and warrants	1,752	—

Total fair value of equity instruments issued	$25,289	$—

On September 20, 2002, the Company acquired the Wampole Division from MedPointe Inc. —
Accounts receivable	$—	$8,737
Inventory	—	4,924
Property, plant and equipment	—	2,061
Intangible assets	—	57,070
Other assets	—	967
Accounts payable and accrued expenses	1,442	(2,259)
Cash paid for purchase of the Wampole Division	(1,442)	(71,500)

	$—	$—

On March 19, 2002, the Company acquired IVC Industries, Inc. —
Accounts receivable	$—	$5,205
Inventory	—	9,832
Property, plant and equipment	—	23,016
Other assets	—	1,755
Accounts payable and accrued expenses	—	(13,076)
Other accrued acquisition costs	424	(1,121)
Long-term debt	—	(17,359)
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(424)	(6,953)

Fair value of assumed and issued fully-vested stock options	$—	$1,299

Dividends, interest and amortization of beneficial conversion feature related to preferred stock	$458	$1,668

Conversion of preferred stock to common stock	$—	$67,882

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(in thousands, except per share amounts)

(1)   Basis of Presentation of Financial Information

        The accompanying consolidated financial statements of Inverness Medical Innovations, Inc. and its subsidiaries (the "Company") are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows of the Company in conformity with accounting principles generally accepted in the United States. The Company filed audited consolidated financial statements for the year ended December 31, 2002, which included information and footnotes necessary for such presentation and were included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2002.

(2)   Cash and Cash Equivalents

        The Company considers all highly liquid cash investments with maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2003, the Company's cash equivalents consisted of money market funds.

(3)   Inventories

        Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

	September 30, 2003	December 31, 2002
Raw materials	$17,236	$13,447
Work-in-process	14,046	7,076
Finished goods	18,241	16,632

	$49,523	$37,155

(4)   Certain Noncash Items

        For the three months ended September 30, 2003, the Company recorded the following noncash items: (a) noncash interest expense of $50 representing the amortization of original issue discount related to certain of the Company's subordinated promissory notes, (b) a noncash charge of $33 to mark to market an interest rate swap agreement, and (c) noncash stock-based compensation of $60. For the nine months ended September 30, 2003, the Company recorded the following noncash items: (a) noncash interest expense of $150 representing the amortization of original issue discount related to certain of the Company's subordinated promissory notes, (b) a noncash gain of $54 to mark to market an interest rate swap agreement, and (c) noncash stock-based compensation of $66.

        For the three months ended September 30, 2002, the Company recorded the following noncash items: (a) noncash interest expense of $43 representing the amortization of original issue discount related to a common stock warrant issued in connection with certain debt facilities and (b) a noncash charge of $1,269 to mark to market an interest rate swap agreement. For the nine months ended September 30, 2002, the Company recorded the following noncash items: (a) noncash interest expense of $3,605 representing the amortization of original issue discount related to a common stock warrant issued in connection with certain debt facilities and beneficial conversion feature related to certain of the Company's subordinated promissory notes, (b) a total noncash asset impairment charge of $24,830, of which $12,148 was recorded as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations, representing the value of the impaired goodwill and trademarks relating to certain of the Company's nutritional supplement business, (c) noncash stock-based compensation of $10,169, (d) a gain of $9,600 related to the early extinguishment of certain subordinated promissory notes and the related repurchase of the beneficial conversion feature associated with these subordinated promissory notes, which was included as a component of other income (expense), net, in the accompanying consolidated statements of operations, and (e) a noncash charge of $1,269 to mark to market an interest rate swap agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)—as reported	$1,662	$1,141	$9,262	$(33,004)
Stock-based employee compensation—as reported(a)	15	—	16	10,145
Pro forma stock-based employee compensation	(1,607)	(2,013)	(4,280)	(17,867)

Net income (loss)—pro forma	$70	$(872)	$4,998	$(40,726)

Income (loss) per share—basic:
Net income (loss) per share—as reported	$0.09	$(0.65)	$0.60	$(5.16)
Stock-based employee compensation—as reported	—	—	—	1.17
Pro forma stock-based employee compensation	(0.09)	(0.19)	(0.29)	(2.06)

Net income (loss) per share—pro forma	$—	$(0.84)	$0.31	$(6.05)

Income (loss) per share—diluted:
Net income (loss) per share—as reported	$0.08	$(0.65)	$0.53	$(5.16)
Stock-based employee compensation—as reported	—	—	—	1.17
Pro forma stock-based employee compensation	(0.08)	(0.19)	(0.24)	(2.06)

Net income (loss) per share—pro forma	$—	$(0.84)	$0.29	$(6.05)

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

        The Company has computed the pro forma disclosures for stock options granted to employees after January 1, 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	2.6%-3.5%	2.6-3.5%	2.3%-3.5%	2.6-4.9%
Expected dividend yield	—	—	—	—
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	53%	58%	56%	58%

        The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the three months ended September 30, 2003 and 2002 were $11.22 and $6.94, respectively. The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the nine months ended September 30, 2003 and 2002 were $10.34 and $9.44, respectively.

(6)   Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Income (loss) before accounting change	$1,662	$1,141	$9,262	$(20,856)
Dividends, interest and amortization of beneficial conversion feature related to Series A Preferred Stock	(143)	(7,866)	(458)	(11,668)

Income (loss) before accounting change available to common stockholders	1,519	(6,725)	8,804	(32,524)
Cumulative effect of a change in accounting principle	—	—	—	(12,148)

Net income (loss) available to common stockholders—basic	1,519	(6,725)	8,804	(44,672)
Interest on convertible debt	—	—	134	—

Net income (loss) available to common stockholders—diluted	$1,519	$(6,725)	$8,938	$(44,672)

Denominator:
Denominator for basic income (loss) per share—weighted average shares	16,301	10,356	14,719	8,653
Effect of dilutive securities:
Employee stock options	753	—	528	—
Warrants	266	—	193	—
Restricted stock and escrow shares	856	—	1,004	—
Convertible promissory notes	—	—	344	—

Dilutive potential common shares	1,875	—	2,069	—

Denominator for dilutive income (loss) per share—adjusted weighted average shares and assumed conversions	18,176	10,356	16,788	8,653

Income (loss) per share—basic:
Income (loss) before accounting change	$0.09	$(0.65)	$0.60	$(3.76)
Cumulative effect of a change in accounting principle	—	—	—	(1.40)

Net income (loss)	$0.09	$(0.65)	$0.60	$(5.16)

Income (loss) per share—diluted:
Income (loss) before accounting change	$0.08	$(0.65)	$0.53	$(3.76)
Cumulative effect of a change in accounting principle	—	—	—	(1.40)

Net income (loss)	$0.08	$(0.65)	$0.53	$(5.16)

        For the three months ended September 30, 2003, the computation of diluted income per share did not include convertible promissory notes and Series A Preferred Stock that are convertible into an aggregate of 344 and 646 shares of the Company's common stock, respectively, because the inclusion thereof, together with the add-back of interest and redemption interest, would be antidilutive. The Series A Preferred Stock convertible into an aggregate of 646 shares of the Company's common stock was also excluded from the computation of diluted income per share for the nine months ended September 30, 2003 because the inclusion thereof would be antidilutive.

        The Company had the following potential dilutive securities outstanding during the nine months ended September 30, 2002: (a) options and warrants to purchase an aggregate of 3,402 shares of the Company's common stock at a weighted average exercise price of $14.87 per share, (b) Series A Preferred Stock convertible into an aggregate of 646 shares of the Company's common stock, (c) convertible promissory notes convertible into an aggregate of 344 shares of the Company's common stock, (d) 1,358 shares of unvested restricted common stock issued to certain executive officers, and (e) 16 shares of common stock held in escrow. These potential dilutive securities were not included in the computation of diluted loss per share because the inclusion thereof would be antidilutive.

(7)   Comprehensive Income

        The Company's comprehensive income relates to foreign currency translation adjustments. Comprehensive income for the three months ended September 30, 2003 and 2002 was approximately $597 and $1,014 more than reported net income, respectively, and for the nine months ended September 30, 2003 and 2002 approximately $2,029 and $3,273 more than reported net income (loss), respectively, due to foreign currency translation adjustments.

(8)   Business Combinations

  (a) Acquisition of Rapid Diagnostics Product Lines from Abbott Laboratories

        On September 30, 2003, the Company acquired from Abbott Laboratories ("Abbott") certain assets related to Abbott's Fact plus line of consumer diagnostic pregnancy tests and Abbott TestPack, Abbott TestPack plus and Signify lines of professional rapid diagnostics for various testing needs, including strep throat, pregnancy and drugs of abuse (the "Abbott Business"). The acquired assets also include certain transferred and licensed intellectual property related to these products.

        The preliminary aggregate purchase price was $93,070, which consisted of $55,000 in cash, $37,500 in the form of 1,551 shares of the Company's common stock and preliminary direct acquisition costs of $570. The Company financed the cash portion of the purchase price by obtaining loans under its amended senior credit facility (Note 9).

        The aggregate purchase price is preliminary as the Company will incur additional direct acquisition costs subsequent to September 30, 2003, which will increase the total amount of direct acquisition costs included in the aggregate purchase price. The aggregate purchase price was preliminarily allocated to the assets acquired as follows:

Property, plant and equipment	$4,032
Tradename—Signify	6,400
Tradename—Fact plus	1,600
Goodwill	81,038

$93,070

        The fair value assigned to property, plant and equipment was based upon management estimates. Final value will be determined based upon an independent appraisal. The values assigned to the tradenames were based upon an independent appraisal. The Company has assigned an indefinite life to the Signify tradename and 5 years to the Fact plus tradename.

        The acquisition of Abbott is accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of the Abbott Business will be included in the Company's consolidated statements of operations after the acquisition date as part of each of the Company's consumer diagnostic products and professional diagnostic products reporting units. The allocation of the operating results between the two reporting units was based on revenues of the

Abbott Business relating to the respective units. The assets acquired are included in the accompanying consolidated balance sheet as of September 30, 2003.

  (b) Acquisition of Applied Biotech, Inc.

        On August 27, 2003, the Company acquired 100% of the outstanding common stock of Applied Biotech, Inc. ("ABI") from Apogent Technologies Inc. ABI is a developer, manufacturer and distributor of rapid diagnostic products in the areas of women's health, infectious disease and drugs of abuse testing. In the transaction, the Company also acquired ABI's wholly-owned subsidiary, Forefront Diagnostics, Inc. ("Forefront"). Forefront develops, manufactures and distributes rapid diagnostic products for drugs of abuse testing.

        The preliminary aggregate purchase price of ABI was $28,165, which consisted of $13,400 in cash, 693 shares of the Company's common stock with an aggregate fair value of $14,267 and preliminary direct acquisition costs of $498. The fair value of the Company's common stock was determined based on the average market price of the Company's common stock over the periods just prior to and following the date of the merger agreement, pursuant to Emerging Issues Task Force ("EITF") Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. The Company financed the cash portion of the purchase price by obtaining a loan under its amended senior credit facility (Note 9).

        The aggregate purchase price is preliminary as management is in the process of developing a restructuring plan for the operations of ABI, which could have a material impact to exit costs to be included in the aggregate purchase price. In addition, the Company will incur additional direct acquisition costs subsequent to September 30, 2003, which will increase the total amount of direct acquisition costs included in the aggregate purchase price. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$1
Accounts receivable	6,367
Inventory	7,056
Property, plant and equipment	5,352
Customer relationships	2,000
Manufacturing know how	3,500
Goodwill	9,474
Other assets	2,121
Accounts payable and accrued expenses	(4,616)
Deferred tax liabilities	(3,090)

$28,165

        The values assigned to the intangible assets, customer relationships and manufacturing know how, were based upon the results of an independent appraisal. The Company estimates the useful lives of both intangible assets to be 15 years.

        The acquisition of ABI is accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of ABI are included in the accompanying consolidated financial statements since the acquisition date as part of each of the Company's consumer diagnostic products and professional diagnostic products reporting units. The allocation of the operating results between the two reporting units was based on revenues of ABI relating to the respective units.

  (c) Acquisition of Ostex International, Inc.

        On June 30, 2003, the Company acquired 100% of the outstanding common stock of Ostex International, Inc. ("Ostex") through a merger transaction. Ostex develops and commercializes osteoporosis diagnostic products. This acquisition also provides the Company with intellectual property rights in the field of osteoporosis diagnostics.

        The preliminary aggregate purchase price of Ostex was $33,240, which consisted of 1,597 shares of the Company's common stock with an aggregate fair value of $23,537, the assumption of fully-vested stock options and warrants to purchase an aggregate of 303 shares of the Company's common stock, which options and warrants have an aggregate fair value of $1,752, estimated exit costs of $3,560, which primarily consists of severance and costs to vacate Ostex's manufacturing and administrative facilities in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination., direct acquisition costs of $1,516 and $2,875 in assumed debt. The fair value of the Company's common stock issued to acquire all of Ostex's outstanding common stock was determined based on the average market price of the Company's common stock over the periods just prior to and following the date of the merger agreement, as amended, pursuant to EITF Issue No. 99-12. The fair value of the assumed fully-vested stock options and warrants was calculated using the Black-Scholes option pricing model.

        As a result of the business combination with Ostex, the Company established a restructuring plan whereby it will exit all operating activities at Ostex's locations and combine such activities with the Company's existing manufacturing and distribution facilities. The total number of employees to be terminated involuntarily will be 41, of which 1 has been terminated as of September 30, 2003. Total severance costs associated with employees to be terminated involuntarily are estimated to be $1,592, of which $1,091 has been paid as of September 30, 2003. The Company estimated costs to vacate the Ostex facilities to be approximately $100, none of which has been paid as of September 30, 2003. Additionally, the remaining costs to exit operations, primarily lease commitments, are estimated at $1,868, of which $32 has been paid as of September 30, 2003. Total unpaid estimated exit cost amounted to $2,437 as of September 30, 2003.

        The aggregate purchase price is preliminary as management is in the process of determining the final exit costs of Ostex's operations. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$1,270
Accounts receivable	1,203
Inventory	928
Property, plant and equipment	584
Core technology	5,532
Customer relationships	1,096
Goodwill	26,932
Other assets	178
Accounts payable and accrued expenses	(1,964)
Deferred tax liabilities	(2,519)

$33,240

        The values assigned to the intangible assets, core technology and customer relationships, were based upon the results of an independent appraisal. The Company estimates the useful lives of both intangible assets to be 15 years.

        The acquisition of Ostex is accounted for as a purchase under SFAS No. 141. Accordingly, the results of Ostex are included in the accompanying consolidated financial statements since the acquisition date as part of the Company's professional diagnostic products reporting unit.

  (d) Pro Forma Financial Information

        The following table presents selected unaudited financial information of the Company, including Ostex, ABI and the Abbott Business, as if the acquisitions had occurred on January 1, 2002. For the three and nine months ended September 30, 2002, the unaudited pro forma results include the results of IVC Industries, Inc. ("IVC," acquired by the Company on March 19, 2002) and Wampole Laboratories, Inc. ("Wampole," acquired by the Company on September 20, 2002), as if these acquisitions had also occurred on January 1, 2002. The unaudited pro forma results are not necessarily indicative of the results that would have occurred had the acquisitions of IVC, Wampole, Ostex, ABI and the Abbott Business been consummated on January 1, 2002, or of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Pro forma net revenue	$83,899	$86,211	$257,125	$258,268

Pro forma income (loss) before accounting change	$2,417	$2,162	$12,049	$(14,910)
Cumulative effect of a change in accounting principle	—	—	—	(12,148)

Pro forma net income (loss)	$2,417	$2,162	$12,049	$(27,058)

Pro forma income (loss) available to common stockholders—basic:(1)
Pro forma income (loss) before accounting change	$2,274	$(5,704)	$11,591	$(26,578)

Pro forma net income (loss)	$2,274	$(5,704)	$11,591	$(38,726)

Pro forma income (loss) available to common stockholders—diluted:(1)
Pro forma income (loss) before accounting change	$2,274	$(5,704)	$11,725	$(26,578)

Pro forma net income (loss)	$2,274	$(5,704)	$11,725	$(38,726)

Pro forma income (loss) per share—basic:
Pro forma income (loss) before accounting change	$0.12	$(0.40)	$0.65	$(2.13)

Pro forma net income (loss)	$0.12	$(0.40)	$0.65	$(3.10)

Pro forma income (loss) per share—diluted:
Pro forma income (loss) before accounting change	$0.11	$(0.40)	$0.59	$(2.13)

Pro forma net income (loss)	$0.11	$(0.40)	$0.59	$(3.10)

(1)
Earnings per share are computed as described in Note 6.

(9)   Senior Credit Facilities

        On August 27, 2003, to finance the cash portion of its acquisition of ABI (Note 8(b)), the Company amended its senior credit agreement with a group of banks, whereby the borrowing capacity under the senior credit facilities was increased to $70,000 from $55,000. On September 30, 2003, to finance the cash portion of its acquisition of the Abbott Business (Note 8(a)), the Company further amended its senior credit agreement, whereby the borrowing capacity under the senior credit facilities was further increased to $135,000. The amended senior credit agreement of September 30, 2003 consists of two U.S. term loans, Term Loan A for $35,075 and Term Loan B for $40,000, a European term loan for $9,925, a U.S. revolving line of credit of up to $25,000, and a European revolving line of credit of up to $25,000. Aggregate borrowings as of September 30, 2003 amounted to $85,000 under the term loans and $39,859 under the revolving lines of credit. The unused portion of the revolving lines of credit totaled $10,141 as of September 30, 2003.

        Principal repayments under the U.S. Term Loan A are to be made in sixteen equal quarterly installments of $1,949 commencing on April 30, 2004 through January 31, 2008 with a final installment of $3,897 due on March 31, 2008. Principal repayments under the U.S. Term Loan B are to be made in sixteen equal quarterly installments of $100 commencing on April 30, 2004 through January 31, 2008 with a final installment of $38,400 due on March 31, 2008. Principal repayments under the European term loan are to be made in eleven equal quarterly installments of $25 commencing on October 31, 2003 through April 30, 2006 with a final installment of $9,650 due on May 14, 2006. The Company may choose to prepay all or part of the term loans provided that it prepays at least $1,000 or a multiple thereof. The Company may repay borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008. The Company is required to make mandatory prepayments on the loans under the amended senior credit agreement if it meets certain cash flow thresholds, issues equity securities or subordinated debt, or sells assets not in the ordinary course of its business.

        Borrowings under the term loans and the revolving lines of credit bear interest at either (i) the London Interbank Offered Rate ("LIBOR"), as defined in the agreement, plus applicable margins or, at the Company's option, (ii) a floating Index Rate, as defined in the agreement, plus applicable margins. Applicable margins, depending on the type of loan, can range from 2.75% to 4.50% and are subject to quarterly adjustments based on the Company's consolidated financial performance, commencing with the quarter ending March 31, 2004. At September 30, 2003, the interest rates of the term loans and revolving lines of credit range from 5.16% to 5.66%, with a weighted average of 5.32%.

        In obtaining the amendments to the senior credit agreement, the Company incurred $654 and $2,950 in financing costs on August 27, 2003 and September 30, 2003, respectively, which have been capitalized and are being amortized through the final repayment dates of the loans. Interest expense, including amortization of deferred financing costs, under the original and amended senior credit facilities amounted to $984 and $2,576 for the three and nine months ended September 30, 2003, respectively. The Company did not incur any interest expense under these senior credit facilities in 2002 until it entered into the original agreement in November 2002.

        Borrowings under the amended senior credit facilities are secured by the stock of the Company's U.S. and European subsidiaries, substantially all of the Company's intellectual property rights and the assets of the Company's businesses in the U.S. and Europe, excluding those assets of IVC, Orgenics Ltd., the Company's Israeli subsidiary, and Unipath Scandinavia AB, the Company's Swedish subsidiary, and the stock of IVC, Orgenics and certain immaterial subsidiaries. Under the amended senior credit agreement, the Company must comply with various financial and non-financial covenants. The primary financial covenants pertain to, among other things, fixed charge coverage ratio, capital expenditure, various leverage ratios, earnings before interest, taxes, depreciation and amortization ("EBITDA") and a minimum cash requirement. Additionally, the amended senior credit agreement currently prohibits the payment of dividends. As of September 30, 2003, the Company was in compliance with the covenants.

(10) Financial Information by Segment

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

        The Company evaluates performance based on revenue and earnings before taxes. Segment information for the three and nine months ended September 30, 2003 and 2002, respectively, is as follows:

	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
Three Months Ended September 30, 2003
Net revenue from external customers	$50,222	$22,171	$—	$72,393
Income (loss) before income taxes and accounting change	3,218	2,337	(3,501)	2,054
Three Months Ended September 30, 2002
Net revenue from external customers	47,444	6,503	—	53,947
Income (loss) before income taxes and accounting change	4,070	345	(2,603)	1,812
Nine Months Ended September 30, 2003
Net revenue from external customers	147,086	55,831	—	202,917
Income (loss) before income taxes and accounting change	13,054	5,542	(7,315)	11,281
Nine Months Ended September 30, 2002
Net revenue from external customers	125,645	17,262	—	142,907
Income (loss) before income taxes and accounting change	(9,407)	775	(10,397)	(19,029)
Assets at September 30, 2003	291,001	228,792	12,126	531,919
Assets at December 31, 2002	241,977	107,698	8,071	357,746

(11) Recently Issued Accounting Standards

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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on the extinguishment of debt that does not meet the criteria of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The Company adopted the provisions of this statement on January 1, 2003. As a result, any gains and losses from early extinguishment of debt in the future, that does not meet the criteria of APB Opinion No. 30 for classification as extraordinary, will be included in earnings from continuing operations and all prior periods presented will be required to be restated. Consequently, the restatement of prior period results upon the adoption of this statement reduced the loss from continuing operations from $29,362 to $20,856, or from $4.74 to $3.76 per basic and diluted share, for the nine months ended September 30, 2002. The adoption of this statement did not have an impact on the Company's results of operations for the three months ended September 30, 2002.

        In November 2002, the EITF reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on the Company's financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in SFAS No. 133) to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, subject to certain exceptions. The adoption of this statement did not have an impact on the Company's financial position, results of operations, or cash flows.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), while many of such instruments were previously classified as equity or "mezzanine" equity. The statement also requires that income statement treatment be consistent with the balance sheet classification. That is, if the instrument is classified as a liability, payments to the holders are interest expense, not dividends, and changes in value are recorded in earnings. The statement relates to three specific categories of instruments: mandatorily redeemable shares, freestanding written put options and forward contracts that obligate an entity to purchase its own shares, and freestanding contracts that obligate an entity to pay with its own shares in amounts that are either unrelated, or inversely related, to the price of the shares. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company's financial position, results of operations, or cash flows.

(12) Settlement with Unilever Plc

        On May 7, 2003, the Company entered into an agreement with Unilever Plc ("Unilever") to resolve certain issues that arose out of the acquisition of the Unipath business. Pursuant to the agreement, Unilever paid the Company $2,750 in cash. In addition, the working capital adjustment under the sale agreement with Unilever was fully resolved at the same time without further payment of any funds by either party. The Company recorded a favorable adjustment of $3,803 due to the resolution of these issues as a component of other income (expense), net, in the accompanying statement of operations for the nine months ended September 30, 2003.

(13) Patent Infringement Settlement

        On May 15, 2003, the Company entered into an agreement to settle a patent infringement lawsuit it had previously brought. Pursuant to the agreement, the defendant paid the Company $1,183 in cash to settle past royalties. The Company accounted for the cash settlement as a component of other income (expense), net, in the accompanying statement of operations for the nine months ended September 30, 2003.

(14) Settlement with Pfizer Inc.

        On or about June 6, 2003, the Company settled its patent infringement litigation against Pfizer Inc. and one of Pfizer's subsidiaries. In connection with the settlement, a wholly owned subsidiary of the Company entered into a manufacturing, packaging and supply agreement with Pfizer, pursuant to which the Company agreed to supply to Pfizer, and Pfizer agreed to purchase from the Company, its e.p.t. pregnancy tests beginning on June 6, 2004 and continuing until June 6, 2009. Pfizer also agreed to minimum purchase obligations. The settlement provided for Pfizer to make certain royalty payments to the Company prior to the commencement of the supply agreement and the Company began to recognize this revenue in the third quarter of 2003. Under the terms of the settlement, the parties have agreed to the entry of permanent injunctive relief and dismissal of certain claims and counterclaims. The settlement does not include an award for damages.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We develop, manufacture and market consumer healthcare products, including self-test diagnostic products for the women's health market and vitamins and nutritional supplements. We also develop, manufacture and distribute a wide variety of diagnostic products for use by medical and laboratory professionals. Our strategy to grow the business has included strategic acquisitions to expand our product offerings and geographic presence and to enhance our intellectual property portfolio, which we believe provides a solid foundation for our existing consumer and professional diagnostics products and the development of new diagnostic products.

        For the three and nine months ended September 30, 2003, we recorded net revenue of $72.4 million and $202.9 million, respectively, compared to $53.9 million and $142.9 million for the three and nine months ended September 30, 2002, respectively. Our revenue growth resulted largely from our acquisitions of IVC Industries (now operating as Inverness Medical Nutritionals Group or "IMN") in March 2002 and Wampole Laboratories in September 2002 and, to a lesser extent, our recent acquisitions of Ostex International in June 2003 and Applied Biotech in August 2003. Our acquisition of IMN provides us with manufacturing facilities for the majority of our nutritional supplement products and our acquisition of Wampole provides us with extensive distribution channels for our existing professional diagnostic products, as well as new ones we may market in the future. Our acquisition of Ostex provides us with significant intellectual property rights in the field of osteoporosis testing. Our acquisition of Applied Biotech, as well as our recent acquisition of certain rapid diagnostics product lines from Abbott Laboratories in late September 2003, further expands our presence in the professional diagnostics market. In addition, as evidenced by our research and development spending of $6.4 million and $17.1 million for the three and nine months ended September 30, 2003, respectively, compared to $3.6 million and $10.5 million for the three and nine months ended September 30, 2002, respectively, we are committed to bringing superior and technologically advanced products to the consumer and professional diagnostic markets.

Recent Developments

Acquisition of Rapid Diagnostics Product Lines from Abbott Laboratories

        On September 30, 2003, we acquired from Abbott Laboratories ("Abbott") certain assets related to Abbott's Fact plus line of consumer diagnostic pregnancy tests and the Abbott TestPack, Abbott TestPack plus and Signify lines of professional rapid diagnostics for various testing needs, including strep throat, pregnancy and drugs of abuse. We refer to these assets as the Abbott rapid diagnostics product lines. The acquired assets also include certain transferred and licensed intellectual property related to the products. The operating results of the Abbott rapid diagnostics product lines will be included in our consolidated statements of operations after the acquisition date as part of each of our consumer diagnostic products and professional diagnostic products reporting units. The allocation of the operating results between the two reporting units was based on revenues relating to the respective units. The assets acquired are included in the accompanying balance sheet as of September 30, 2003.

        The preliminary aggregate purchase price was $93.1 million, which consisted of $55.0 million in cash, $37.5 million in the form of 1,550,933 shares of our common stock, and preliminary direct acquisition costs of $0.6 million. The shares of our common stock were issued in a private placement, and we agreed to register the shares for resale. We financed the cash portion of the purchase price by obtaining loans under our senior credit facilities. The aggregate purchase price is preliminary as we will incur certain direct acquisition costs subsequent to September 30, 2003, which will increase the total amount of direct acquisition costs included in the aggregate purchase price.

Acquisition of Applied Biotech, Inc.

        On August 27, 2003, we acquired 100% of the outstanding common stock of Applied Biotech from Apogent Technologies Inc. Applied Biotech is a developer, manufacturer and distributor of rapid diagnostic products in the areas of women's health, infectious disease and drugs of abuse testing. In the transaction, we also acquired Applied Biotech's wholly-owned subsidiary, Forefront Diagnostics, Inc ("Forefront"). Forefront develops, manufactures and distributes rapid diagnostic products for drugs of abuse testing. We expect to reduce costs of the combined company through economies of scale. The operating results of Applied Biotech are included in the accompanying consolidated financial statements since the acquisition date as part of each of our consumer diagnostic products and professional diagnostic products reporting units. The allocation of the operating results between the two reporting units was based on Applied Biotech's revenues relating to the reporting units.

        The preliminary aggregate purchase price of Applied Biotech was $28.2 million, which consisted of $13.4 million in cash, 692,506 shares of our common stock with an aggregate fair value of $14.3 million and preliminary direct acquisition costs of $0.5 million. The shares of our common stock were issued in a private placement, and we agreed to register the shares for resale. We financed the cash portion of the purchase price by obtaining loans under our senior credit facilities. The aggregate purchase price is preliminary as management is in the process of developing a restructuring plan for the operations of Applied Biotech, which could be significant. In addition, we will incur additional direct acquisition costs subsequent to September 30, 2003, which will increase the total amount of direct acquisition costs included in the aggregate purchase price.

Results of Operations

        Net Product Sales.    Net product sales increased by $17.1 million, or 33%, to $69.3 million for the three months ended September 30, 2003 from $52.2 million for the three months ended September 30, 2002. Net product sales increased by $56.8 million, or 41%, to $195.9 million for the nine months ended September 30, 2003 from $139.1 million for the nine months ended September 30, 2002. In terms of product revenue growth by business segment, net product sales from our consumer products segment, which includes our consumer diagnostic products and our vitamins and nutritional supplements, increased by $1.8 million, or 4%, to $47.6 million for the three months ended September 30, 2003 from $45.8 million for the three months ended September 30, 2002 and by $19.3 million, or 16%, to $141.5 million for the nine months ended September 30, 2003 from $122.2 million for the nine months ended September 30, 2002. Net product sales from our professional diagnostic products segment increased by $15.2 million, or 238%, to $21.6 million for the three months ended September 30, 2003 from $6.4 million for the three months ended September 30, 2002 and by $37.4 million, or 220%, to $54.4 million for the nine months ended September 30, 2003 from $17.0 million for the nine months ended September 30, 2002.

        The increase in net product sales from our consumer products segment between the three month periods ended September 30, 2003 and September 30, 2002 resulted from a 16% growth in our consumer diagnostics business, in part attributable to the launch of our new digital pregnancy test, offset by an 11% decline in our vitamins and nutritional supplements business. In addition to the foregoing, the increase in net product sales from our consumer products segment, comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2002 resulted significantly from our acquisition of IMN in March 2002 which contributed $11.3 million of such increase.

        The increase in net product sales from our professional diagnostic products segment resulted largely from our acquisition of Wampole in September 2002 which contributed $10.3 million and $32.3 million of the increase in the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. In addition, our recent acquisitions of Applied Biotech and

Ostex contributed $2.8 million and $1.1 million, respectively, of the increase in net product sales from our professional diagnostic products segment.

        License Revenue.    License revenue represents license and royalty fees from intellectual property license agreements with third-parties. License revenue increased by $1.3 million, or 72%, to $3.1 million for the three months ended September 30, 2003 from $1.8 million for the three months ended September 30, 2002. License revenue increased by $3.2 million, or 84%, to $7.0 million for the nine months ended September 30, 2003 from $3.8 million for the nine months ended September 30, 2002. These increases largely resulted from royalty fees from Pfizer. Beginning in the third quarter of 2003 and continuing through June 2004, we began to record and collect royalty fees from Pfizer as part of the settlement of our infringement litigation against it. During the three months ended September 30, 2003, we recorded $951,000 in royalties from Pfizer. The acquisition of Wampole also provided us with additional license agreements which generated $120,000 and $501,000 in license revenue for the three and nine months ended September 30, 2003, respectively. The remainder of the increase in license revenue resulted from increased sales and minimum royalty payments by certain of our licensees.

        Gross Profit.    Total gross profit increased by $7.7 million, or 32%, to $31.5 million for the three months ended September 30, 2003 from $23.8 million for the three months ended September 30, 2002. Total gross profit increased by $26.5 million, or 42%, to $89.7 million for the nine months ended September 30, 2003 from $63.2 million for the nine months ended September 30, 2002. Gross profit from net product sales, which represents total gross profits less gross profits associated with license revenue, increased by $6.5 million, or 29%, to $29.2 million for the three months ended September 30, 2003 from $22.7 million for the three months ended September 30, 2002. Gross profit from net product sales increased by $23.5 million, or 38%, to $85.1 million for the nine months ended September 30, 2003 from $61.6 million for the nine months ended September 30, 2002. Overall gross margin from net product sales was 42% and 43% for the three and nine months ended September 30, 2003, respectively, compared to 44% for both the three and nine months ended September 30, 2002.

        Gross profit from our consumer product sales increased by $0.4 million, or 2%, to $20.2 million for the three months ended September 30, 2003 from $19.8 million for the three months ended September 30, 2002 and by $8.8 million, or 16%, to $62.2 million for the nine months ended September 30, 2003 from $53.4 million for the nine months ended September 30, 2002. Gross margin from our consumer product sales was 42% and 44% for the three and nine months ended September 30, 2003, respectively, compared to 43% and 44% for the three and nine months ended September 30, 2002, respectively. The increase in gross profit from our consumer product sales resulted primarily from the increase in sales of our Clearblue products in the United States and gross profit attributable to IMN which we acquired in March 2002. The decrease in gross margin from our consumer products sales in the three months ended September 30, 2003 compared to the same period in 2002 resulted from an under absorption of manufacturing overhead in our nutritional supplements business which we believe is temporary. In addition, the weakening of the US dollar against the Euro and Pound Sterling from 2002 to 2003 also negatively impacted the gross margin for our consumer products manufactured at our European subsidiaries and sold to customers in US dollars. The weakening of the U.S. dollar caused a reduction in our gross margin from product sales of approximately 0.4% and 0.6% points for the three and nine months ended September 30, 2003, respectively.

        Gross profit from our professional diagnostic product sales increased by $6.1 million, or 210%, to $9.0 million for the three months ended September 30, 2003 from $2.9 million for the three months ended September 30, 2002 and by $14.7 million, or 181%, to $22.8 million for the nine months ended September 30, 2003 from $8.1 million for the nine months ended September 30, 2002. Gross margin on our professional diagnostic product sales was 42% for both the three and nine months ended September 30, 2003, respectively, compared to 46% and 48% for the three and nine months ended September 30, 2002, respectively. The increase in gross profit from our professional diagnostic product sales resulted predominantly from gross profit attributable to Wampole which we acquired in September 2002 and, to a lesser extent, from gross profit attributable to Ostex and Applied Biotech, which were acquired in June 2003 and in August 2003, respectively. The decrease in gross margin on our professional diagnostic product sales was also the result of the addition of Wampole products which generate lower margins than our other professional diagnostic products.

        Research and Development Expense.    Research and development expense increased by $2.8 million, or 78%, to $6.4 million for the three months ended September 30, 2003 from $3.6 million for the three months ended September 30, 2002. Research and development expense increased by $6.6 million, or 63%, to $17.1 million for the nine months ended September 30, 2003 from $10.5 million for the nine months ended September 30, 2002. The increase resulted from our continuing commitment to invest extensively in research and development of new products and to improve upon our existing products. We expect to continue to invest heavily in research and development for the foreseeable future.

        Sales and Marketing Expense.    Sales and marketing expense increased by $3.2 million, or 32% to $13.3 million for the three months ended September 30, 2003 from $10.1 million for the three months ended September 30, 2002. Sales and marketing expense increased by $8.2 million, or 29%, to $36.9 million for the nine months ended September 30, 2003 from $28.7 million for the nine months ended September 30, 2002. The increase in sales and marketing expense resulted primarily from the addition of the Wampole business, which contributed $1.7 million and $5.1 million of the increase in the three and nine months ended September 30, 2003, respectively, as well as from organic growth in product sales and increased media advertising spending, relating primarily to the launch of our new digital pregnancy test. Sales and marketing expense as a percentage of net product sales was 19% for both the three and nine months ended September 30, 2003, compared to 19% and 21% for the three and nine months ended September 30, 2002, respectively. Sales and marketing expense as a percentage of net product sales for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, decreased due to the additions of Wampole and IMN, which incur lower sales and marketing expense as a percentage of sales compared to our other businesses. We expect our sales and marketing expense to increase for the remainder of this year, as we plan to continue to increase our advertising efforts related primarily to the recent launch of our new digital pregnancy product.

        General and Administrative Expense.    General and administrative expense increased by $1.5 million, or 25%, to $7.6 million for the three months ended September 30, 2003 from $6.1 million for the three months ended September 30, 2002. General and administrative expense increased by $4.2 million, or 21%, to $24.0 million for the nine months ended September 30, 2003 from $19.8 million for the nine months ended September 30, 2002. The increases partly resulted from the addition of Wampole in September 2002, which recorded $673,000 and $2.0 million in general and administrative expenses for the three and nine months ended September 30, 2003, respectively, compared to only $43,000 for the three and nine months ended September 30, 2002. Also, $816,000 of the general and administrative expense increase for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, resulted from the addition of IMN. The recent acquisitions of Applied Biotech and Ostex increased general and administrative expenses for the three and nine months ended September 30, 2003 by $149,000 and $450,000, respectively. Further, the third quarter of 2003 included higher insurance premiums, salary expense relating to investments in increased management, and general costs associated with the amendments of our senior credit agreement. Partially offsetting the increases in general and administrative expense for the three and nine months ended September 30, 2003, compared to the same periods in 2002, was the recognition of $554,000 related to the recovery of legal costs previously incurred, for which we submitted a claim to an insurance company in August 2003 and the insurance company agreed to such claim. Such legal costs were incurred in our defense of a lawsuit brought in London by approximately 65 consumers alleging defects in our Persona contraceptive device leading to unwanted pregnancies. We believe any liability in this matter is fully covered by separate insurance provided by Unilever, from whom we acquired the Unipath business and the Persona product line in December 2001. In addition, another $187,000 of such recovery of legal costs is included in other income (expense), net, as that portion represents recovery of legal costs incurred prior to our acquisition of the Unipath business. For a further discussion of the Persona lawsuit, see "Item 3. Legal Proceedings" of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. General and administrative expense as a percentage of net product sales decreased to 11% and 12% for the three and nine months ended September 30, 2003, respectively, from 12% and 14% for the three and nine months ended September 30, 2002, respectively. The improvement of general and administrative expense as a percentage of net product sales was achieved through sales increase, restructuring activities of the Unipath business during the first half of 2002 and the above mentioned legal costs recovery.

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

        Stock-Based Compensation.    During the three and nine months ended September 30, 2003, we recorded noncash stock-based compensation expense of $60,000 and $66,000, respectively, which primarily related to stock option grants to consultants. During the three months ended September 30, 2002, we did not incur any noncash stock-based compensation expense. During the nine months ended September 30, 2002, we recorded noncash stock-based compensation expense of $10.2 million. The majority of the noncash stock-based compensation expense for the nine months ended September 30, 2002 related to a sale of our company's restricted stock made to our chief executive officer in 2001. At the time of the sale in 2001, we recorded noncash deferred compensation expense of $10.6 million because the purchase price of the stock was below its market value on the measurement date of the transaction. This deferred compensation expense was originally set to amortize over the vesting period of the restricted stock, which was a four-year period. However, as a result of an amendment to the terms of the restricted stock agreement in February 2002, we fully recognized the remaining unamortized deferred compensation expense, or $10.1 million, at that time.

        Interest Expense.    Interest expense increased by $1.0 million, or 71%, to $2.4 million for the three months ended September 30, 2003 from $1.4 million for the three months ended September 30, 2002. Interest expense decreased by $1.4 million, or 17%, to $6.8 million for the nine months ended September 30, 2003 from $8.2 million for the nine months ended September 30, 2002. Interest expense for the three months ended September 30, 2003, compared to the three months ended September 30, 2002, increased due to our higher average debt balance in 2003. Despite our higher average debt balance in 2003, interest expense for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002, decreased because, during the first quarter of 2002, we recorded $3.5 million in amortization of noncash original issue discounts and discounts in the form of a beneficial conversion feature related to an issue of $20.0 million in subordinated promissory notes which were prepaid in March 2002.

        Other Income (Expense), Net.    Other income (expense), net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. Interest income decreased by $189,000, or 45%, to $232,000 for the three months ended September 30, 2003 from $421,000 for the three months ended September 30, 2002. Interest income decreased by $324,000, or

29%, to $801,000 for the nine months ended September 30, 2003 from $1.1 million for the nine months ended September 30, 2002. The decrease in interest income resulted from our lower average cash balance during 2003, as we had used a significant portion of our cash to help finance the acquisitions of Wampole in September 2002 and Ostex in June 2003.

        A significant portion of other income (expense), net, generally represents foreign currency exchange gains and losses. For the three and nine months ended September 30, 2003, we recognized foreign exchange losses of $126,000 and gains of $372,000, respectively, compared to foreign exchange gains of $110,000 and losses of $1.3 million for the three and nine months ended September 30, 2002, respectively. The significant amounts of foreign exchange losses recorded in 2002 resulted from the weak U.S. Dollar versus the Japanese Yen and Euro as $10.0 million of our bank loans at the time was denominated in Japanese Yen and as certain receivables of our Irish subsidiary are denominated in the U.S. Dollar while its functional currency is the Euro.

        Further, included in other income (expense), net, for the nine months ended September 30, 2003 is $1.2 million of past royalties received as part of a patent infringement settlement and a one-time gain of $3.8 million recorded in connection with an agreement with Unilever which resolved certain issues that arose out of our acquisition of the Unipath business. In addition, other income (expense), net, for the three and nine months ended September 30, 2003, included a gain for the recovery of legal costs of $187,000 as noted above in our discussion of general and administrative expense. During the three and nine months ended September 30, 2002, we recorded a noncash charge of $1.3 million in other income (expense), net, to mark to market an interest rate swap agreement at September 30, 2002 because the swap agreement did not qualify as a hedge for accounting purposes. Also included in other income (expense), net, for the nine months ended September 30, 2002, is a one-time noncash gain of $9.6 million which resulted from the repurchase of the beneficial conversion feature associated with the early extinguishment of an issue of $20 million in subordinated promissory notes in March 2002.

        Provision for Income Taxes.    Provision for income taxes decreased by $279,000, or 42%, to $392,000 for the three months ended September 30, 2003 from $671,000 for the three months ended September 30, 2002. Provision for income taxes increased by $192,000, or 11%, to $2.0 million for the nine months ended September 30, 2003 from $1.8 million for the nine months ended September 30, 2002. The effective tax rate was 18% for the nine months ended September 30, 2003 compared to (10%) for the nine months ended September 30, 2002. The changes in the effective tax rates resulted from tax credits, permanent differences, and the mix of domestic to foreign income.

        Income (Loss) before Accounting Change.    We generated income before accounting change for the three months ended September 30, 2003 of $1.7 million while for the three months ended September 30, 2002, we generated income before accounting change of $1.1 million. After taking into account charges for dividends, a redemption premium and amortization of a beneficial conversion feature related to our Series A Redeemable Convertible Preferred Stock, we had income before accounting change available to common stockholders of $1.5 million, or $0.09 and $0.08 per basic and diluted common share, respectively, for the three months ended September 30, 2003 and a loss of $6.7 million, or $0.65 per basic and diluted common share, for the three months ended September 30, 2002. We generated income before accounting change for the nine months ended September 30, 2003 of $9.3 million while for the nine months ended September 30, 2002, we generated a loss before accounting change of $20.9 million. After taking into account charges for dividends, a redemption premium and amortization of a beneficial conversion feature related to our series A Redeemable Convertible Preferred Stock, we had income before accounting change available to common stockholders of $8.8 million and $8.9 million, or $0.60 and $0.53 per basic and diluted common share, respectively, for the nine months ended September 30, 2003 and a loss of $32.5 million, or $3.76 per basic and diluted common share, for the nine months ended September 30, 2002. Approximately $1.5 million and $3.8 million of the income before accounting change for the three and nine months ended September 30, 2003, respectively, was generated as a result of the addition of Wampole in

September 2002. The remaining income for the three and nine months ended September 30, 2003 and the significant losses for the three and nine months ended September 30, 2002 resulted predominantly from various noncash, nonrecurring and/or infrequent gains and charges as described above.

        Cumulative Effect of a Change in Accounting Principle.    On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires annual impairment tests to be performed on all reporting units, as defined in the statement, with carrying values for goodwill. Based on the results of an independent appraisal obtained on the nutritional supplements business that we acquired in 1997, we recorded an impairment charge of $12.1 million to write-off the carrying value of the goodwill related to that business on January 1, 2002. This impairment charge was recorded as a cumulative effect of a change in accounting principle. There were no charges due to a change in accounting principle during 2003.

        Net Income (Loss).    We generated net income for the three months ended September 30, 2003 of $1.7 million, while for the three months ended September 30, 2002, we generated net income of $1.1 million. After taking into account charges for dividends, a redemption premium and amortization of a beneficial conversion feature related to our Series A Redeemable Convertible Preferred Stock, we had net income available to common stockholders of $1.5 million, or $0.09 and $0.08 per basic and diluted common share, respectively, for the three months ended September 30, 2003 and a loss of $6.7 million, or $0.65 per basic and diluted common share, for the three months ended September 30, 2002. We generated net income for the nine months ended September 30, 2003 of $9.3 million while for the nine months ended September 30, 2002, we generated a net loss of $33.0 million. After taking into account charges for dividends, a redemption premium and amortization of a beneficial conversion feature related to our Series A Redeemable Convertible Preferred Stock, we had net income available to common stockholders of $8.8 million and $8.9 million, or $0.60 and $0.53 per basic and diluted common share, respectively, for the nine months ended September 30, 2003 and a loss of $44.7 million, or $5.16 per basic and diluted common share, for the nine months ended September 30, 2002. Approximately $1.5 million and $3.8 million of the net income for the three and nine months ended September 30, 2003, respectively, was generated as a result of the addition of Wampole. The remaining income for the three and nine months ended September 30, 2003 and the significant losses for the three and nine months ended September 30, 2002 resulted predominantly from various noncash, nonrecurring and/or infrequent gains and charges as described above. See Note 6 of the accompanying "Notes to Consolidated Financial Statements" for the calculation of earnings per share.

Liquidity and Capital Resources

        Based upon our working capital position, current operating plans and business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our current outstanding debt and other commitments, as discussed below, for at least the next 12 months. This may be adversely impacted by unforeseen costs associated with integrating the operations of Ostex and Applied Biotech and the product lines acquired from Abbott Laboratories. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to expand our research and development efforts related to the substantial intellectual property portfolio we now own, including the intellectual property acquired in connection with our acquisitions of Ostex and Applied Biotech and from Abbott Laboratories. We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise. If we decide to pursue such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed, or, may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

Changes in Cash Position

        As of September 30, 2003, we had cash and cash equivalents of $24.8 million, a $5.8 million decrease, or 19%, from December 31, 2002. We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities, as well as contributions from our former parent prior to the split-off and merger transaction with Johnson & Johnson in November 2001. During the nine months ended September 30, 2003, we generated cash of $5.9 million from operating activities, which resulted from net income, adjusted for noncash items, of $21.7 million, offset by a net working capital increase, excluding change in the cash balance, of $15.8 million. Our financing activities, primarily borrowings under our senior credit facilities, provided us with cash of $71.0 million during the nine months ended September 30, 2003.

        During the nine months ended September 30, 2003, we used cash of $84.5 million for our investing activities. Our primary investing activities consisted of $76.1 million paid for acquisitions of businesses and intellectual property and $8.4 million in capital expenditures. Working capital was $56.8 million as of September 30, 2003, compared to $28.0 million as of December 31, 2002.

Investing Activities

        On June 30, 2003, we acquired 100% of the outstanding common stock of Ostex through a merger transaction. The preliminary aggregate purchase price of Ostex was $33.2 million, which consisted of 1,596,821 shares of our company's common stock with an aggregate fair value of $23.5 million, the assumption of fully-vested stock options and warrants to purchase an aggregate of 303,000 shares of our company's common stock, which options and warrants have an aggregate fair value of $1.8 million, preliminary exit costs of $3.5 million (which includes severance, facility lease and exit costs, and disposal of assets), preliminary direct acquisition costs of $1.5 million and $2.9 million in assumed debt. The aggregate purchase price is preliminary as management is in the process of determining the final exit costs for Ostex's operations.

        On August 27, 2003, we acquired 100% of the outstanding common stock of Applied Biotech from Apogent Technologies Inc. The preliminary aggregate purchase price of Applied Biotech was $28.2 million, which consisted of $13.4 million in cash, 692,506 shares of our common stock with an aggregate fair value of $14.3 million and preliminary direct acquisition costs of $0.5 million. We financed the cash portion of the purchase price by borrowing under our senior credit facilities, as discussed below. The aggregate purchase price is preliminary as management is in the process of determining a restructuring plan for the operations of Applied Biotech, which could be significant. In addition, we will incur certain direct acquisition costs subsequent to September 30, 2003, which will increase the total amount of direct acquisition costs included in the aggregate purchase price.

        On September 30, 2003, the Company acquired from Abbott Laboratories certain assets related to Abbott's Fact plus line of consumer diagnostic pregnancy tests and the Abbott TestPack, Abbott TestPack plus and Signify lines of professional rapid diagnostics for various testing needs, including strep throat, pregnancy and drugs of abuse. The assets also included certain transferred and licensed intellectual property related to the products. The preliminary aggregate purchase price was $93.1 million, which consisted of $55.0 million in cash, $37.5 million in the form of 1,550,933 shares of our common stock, and preliminary direct acquisition costs of $0.6 million. We financed the cash portion of the purchase price by borrowings under our senior credit facilities, as discussed below. The aggregate purchase price is preliminary as we will incur certain direct acquisition costs subsequent to September 30, 2003, which will increase the total amount of direct acquisition costs included in the aggregate purchase price.

Financing Activities

        On November 14, 2002, our company and certain of our subsidiaries entered into a senior credit agreement with a group of banks for credit facilities in the aggregate amount of up to $55.0 million. On August 27, 2003, to finance the cash portion of our acquisition of Applied Biotech, we amended the senior credit agreement, whereby we increased our borrowing capacity under the senior credit facilities to $70.0 million. On September 30, 2003, to finance the cash portion of our acquisition of the rapid diagnostics product lines from Abbott Laboratories, we further amended the senior credit agreement, whereby the aggregate amount available under the senior credit facilities was further increased to $135.0 million. The amended senior credit agreement dated September 30, 2003 consists of two U.S. term loans, Term Loan A for $35.1 million and Term Loan B for $40.0 million, a European term loan for $9.9 million, a U.S. revolving line of credit of up to $25.0 million, and a European revolving line of credit of up to $25.0 million. Aggregate borrowings as of September 30, 2003 amounted to $85.0 million under the term loans and $39.9 million under the revolving lines of credit. The unused portion of the revolving lines of credit totaled $10.1 million as of September 30, 2003.

        Principal repayments under U.S. Term Loan A are to be made in sixteen equal quarterly installments of $1.95 million commencing on April 30, 2004 through January 31, 2008 with a final installment of $3.9 million due on March 31, 2008. Principal repayments under U.S. Term Loan B are to be made in sixteen equal quarterly installments of $100,000 commencing on April 30, 2004 through January 31, 2008 with a final installment of $38.4 million due on March 31, 2008. Principal repayments under the European term loan are to be made in eleven equal quarterly installments of $25,000 commencing on October 31, 2003 through April 30, 2006 with a final installment of $9.65 million due on May 14, 2006. We may choose to prepay all or part of the term loans provided that we prepay at least $1.0 million or a multiple thereof. We may repay borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008. We are required to make mandatory prepayments of our senior credit facilities if we meet certain cash flow thresholds, issue equity securities or subordinated debt, or sell assets not in the ordinary course of our business.

        Borrowings under the term loans and the revolving lines of credit bear interest at either (i) the London Interbank Offered Rate ("LIBOR"), as defined in the agreement, plus applicable margins or, at our option, (ii) a floating Index Rate, as defined in the agreement, plus applicable margins. Applicable margins, depending on the type of loan, can range from 2.75% to 4.50% and are subject to quarterly adjustments based on our consolidated financial performance, commencing with the quarter ending March 31, 2004. As of September 30, 2003, the interest rates under term loans and the revolving lines of credit range from 5.16% to 5.66%, with a weighted average rate of 5.32%.

        Borrowings under our senior credit facilities are secured by the stock of our U.S. and European subsidiaries, substantially all of our intellectual property rights and the assets of our businesses in the U.S. and Europe, excluding those assets of IVC, Orgenics Ltd., our Israeli subsidiary, and Unipath Scandinavia AB, our Swedish subsidiary, and the stock of IVC, Orgenics and certain smaller subsidiaries. Under the amended senior credit agreement, we must comply with various financial and non-financial covenants. The primary financial covenants pertain to, among other things, fixed charge coverage ratio, capital expenditure, various leverage ratios, earnings before interest, taxes, depreciation and amortization ("EBITDA") and a minimum cash requirement. Additionally, the amended senior credit agreement currently prohibits us from paying dividends. As of September 30, 2003, we were in compliance with the covenants.

        The syndication agents under the amended senior credit agreement have the right, in their sole discretion, to syndicate the loans under the facilities to other banks. Should they opt to syndicate those facilities, the syndication agents have the right to change the structure, terms or pricing of our senior credit facilities if they, in their reasonable judgment, determine that such changes are necessary or advisable in order to successfully syndicate the facilities and achieve certain post-syndication hold levels.

        On September 20, 2002, we sold units having an aggregate purchase price of $20.0 million to private investors to help finance our acquisition of Wampole. Each unit was issued for $50,000 and consisted of (i) a 10% subordinated promissory note in the principal amount of $50,000 and (ii) a warrant to acquire 400 shares of our common stock at an exercise price of $13.54 per share. In the aggregate, we issued fully vested warrants to purchase 160,000 shares of our common stock, which may be exercised at any time on or prior to September 20, 2012. In addition, the placement agent for the offering of the units received a warrant to purchase 37,700 shares of our common stock, the terms of which are identical to the warrants sold as a part of the units. The 10% subordinated notes accrue interest on the outstanding principal amount at 10% per annum, which is payable quarterly in arrears on the first day of each calendar quarter starting October 1, 2002. The 10% subordinated notes mature on September 20, 2008, subject to acceleration in certain circumstances, and we may prepay the 10% subordinated notes at any time, subject to certain prepayment penalties. Subject to the consent of our senior lenders, we may repay the 10% subordinated notes and pay any prepayment penalty, in cash or in shares of our common stock valued at 95% of the average closing price of such stock over the ten consecutive trading days immediately preceding the payment date. The 10% subordinated notes are expressly subordinated to up to $150.0 million of indebtedness for borrowed money incurred or guaranteed by our company plus any other indebtedness that we incur to finance or refinance an acquisition. Among the purchasers of the units were three of our directors and officers and an entity controlled by our chief executive officer, who collectively purchased an aggregate of 37 units consisting of 10% subordinated notes in the aggregate principal amount of $1.85 million and warrants to purchase an aggregate of 14,800 shares of our common stock.

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

        As of September 30, 2003, our subsidiary IMN had a total outstanding debt balance of $17.0 million, of which $12.7 million represented borrowings under a credit agreement with Congress Financial Corporation, a subsidiary of Wachovia Corporation, and $4.3 million related to various notes payable and capital leases. Under the credit agreement with Congress, as amended, IMN can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to specified borrowing base limitations. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.50% above the bank's prime rate or, at IMN's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. As of September 30, 2003, the interest rates on the loans with Congress ranged from 4.25% to 5.75%. The notes are collateralized by substantially all of IMN's assets. The credit agreement with Congress requires IMN to maintain minimum tangible net worth and contains various restrictions customary in such financial arrangements, including limitations on the payment of cash dividends. As of September 30, 2003, IMN was in compliance with such requirements and restrictions. The loans with Congress were originally set to mature on October 16, 2003, but have been extended to mature on October 15, 2004. IMN's other notes payable and capital leases mature on various dates through July 2008.

        As of September 30, 2003, our subsidiary Orgenics had bank debt balances totaling $437,000. Orgenics' bank debt is collateralized by certain of Orgenics' assets. Orgenics' notes bear interest at rates ranging from 2.625% to 3.25% and are payable on various dates through 2004.

        As of September 30, 2003, our newly acquired subsidiary Ostex had $42,000 in capital lease obligations outstanding.

        As of September 30, 2003, there were 323,060 shares of our Series A Redeemable Convertible Preferred Stock outstanding. Each share of Series A Preferred Stock accrues dividends on a quarterly basis at $2.10 per annum, but only on those days when the closing price of our common stock is below $15. For the nine months ended September 30, 2003, we accrued $33,000 in dividends. Dividends accrued are payable only if declared by the board of directors. Until December 31, 2003, accrued dividends, if any, must be paid in our common stock. The number of shares of common stock to be issued in payment of any accrued dividends is equal to such number as is determined by dividing the aggregate amount of the accrued dividend then payable by the greater of (i) $15 or (ii) the average market price during the thirty trading day period immediately preceding the date such dividend is declared. Thereafter, we have the option to pay dividends in cash or common stock. In addition, our senior credit agreement currently prohibits us from paying dividends. The number of shares of common stock to be issued upon any voluntary conversion of one share of Series A Preferred Stock is equal to such number as is determined by dividing $30 by the conversion price in effect at the time of conversion. As of September 30, 2003, the conversion price was $15, subject to adjustment. Accordingly, each share of Series A Preferred Stock is currently convertible into two shares of common stock. On or after December 20, 2003, we may convert the Series A Preferred Stock into common stock in the event that the average closing price of our common stock exceeds $20 for any consecutive thirty trading day period ending not more than 10 days prior to the date of our mandatory conversion notice. The Series A Preferred Stock may be redeemed upon a vote by the holders of at least two-thirds of the outstanding Series A Preferred Stock on or after June 30, 2011. The redemption price per share of Series A Preferred Stock will be equal to $30 plus a premium calculated at 5% per annum from the date of issuance.

Income Taxes

        As of December 31, 2002, we had approximately $21.1 million and $19.1 million of domestic and foreign net operating loss carryforwards, respectively, which either expire on various dates through 2022 or can be carried forward indefinitely. As part of the acquisition of Ostex, we also acquired Ostex's net operating loss carryforwards of approximately $45.1 million. These losses are available to reduce federal and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable tax authorities and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. We have recorded a valuation allowance against the portion of the deferred tax assets related to our net operating losses and certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets, as these assets can only be realized via profitable operations.

Contractual Obligations

        The following table summarizes our principal contractual obligations as of September 30, 2003 and the effects such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Fourth Quarter of 2003	2004-2005	2006-2007	2008	Thereafter	Total
	(in thousands)
Long-term debt obligations(1)	$881	$50,876	$26,848	$96,245	$—	$174,850
Capital lease obligations	175	1,196	1,170	341	—	2,882
Operating lease obligations	1,543	9,511	7,174	3,200	33,458	54,886
Purchase obligations(2)	349	2,611	—	—	—	2,960

Total	$2,948	$64,194	$35,192	$99,786	$33,458	$235,578

(1)
See description of various financing arrangements in this section and Note 9 to the "Notes to Consolidated Financial Statements."

(2)
Purchase obligations are primarily comprised of firm capital expenditure commitments to support the production of certain of our products.

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

Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts

        Sales arrangements with customers for our consumer products generally require us to accept product returns. From time to time, we also enter into sales incentive arrangements with our customers, which generally reduce the sale prices of our products. Against product revenue recognized in any reporting period, we must establish allowances for potential future product returns and claims resulting from our sales incentive arrangements. Calculation of these allowances requires significant judgments and estimates. When evaluating the adequacy of the sales returns and other allowances, our management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products. Material differences in the amount and timing of our product revenue for any reporting period may result if changes in conditions arise that would require management to make different judgments or utilize different estimates. Our provision for sales returns and other allowances related to sales incentive arrangements amounted to approximately $11.0 million and $32.2 million for the three and nine months ended September 30, 2003, respectively, and $11.0 million and $31.0 million for the three and nine months ended September 30, 2002, respectively.

        Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $47.8 million and $37.3 million, net of allowances for doubtful accounts of $764,000 and $871,000, as of September 30, 2003 and December 31, 2002, respectively.

Valuation of Inventories

        We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers' demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers' demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $49.5 million and $37.2 million, net of a provision for excess and obsolete inventory of $1.5 million and $1.3 million, as of September 30, 2003 and December 31, 2002, respectively.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

        Our long-lived assets include (i) property, plant and equipment, (ii) goodwill and (iii) other intangible assets. As of September 30, 2003, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $58.3 million,

$227.6 million and $99.4 million, respectively. Where we believe that property, plant and equipment and intangible assets have finite lives, we depreciate and amortize those assets over their estimated useful lives. For purposes of determining whether there are any impairment losses, as discussed below, our management has historically examined the carrying value of our identifiable long-lived tangible and intangible assets and goodwill, including their useful lives, when indicators of impairment are present. In addition, SFAS No. 142 requires that impairment reviews be performed on the carrying values of all goodwill on at least an annual basis. For all long-lived tangible and intangible assets and goodwill, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period we identify the impairment. Furthermore, if our review of the carrying values of the long-lived tangible and intangible assets indicates impairment of such assets, we may determine that shorter estimated useful lives are more appropriate. In that event, we will be required to record additional depreciation and amortization in future periods, which will reduce our earnings.

  •
  Valuation of Goodwill

  We have goodwill balances related to our consumer diagnostics and professional diagnostics reporting units, which amounted to $92.6 million and $135.0 million, respectively, as of September 30, 2003. As of December 31, 2002, we performed an impairment review on the carrying values of such goodwill. Based on the discounted projected future cash flows approach, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired as of December 31, 2002. Because future cash flows and operating results used in the impairment review are based on management's projections and assumptions, future events can cause such projections to differ from those used at December 31, 2002, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our evaluation as of December 31, 2002 that would require us to reassess whether the carrying values of our goodwill have been impaired.

  •
  Valuation of Other Long-Lived Tangible and Intangible Assets

  Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of September 30, 2003, future events could cause us to conclude otherwise.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $28.2 million as of December 31, 2002 due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our U.S. businesses and certain foreign net operating losses and tax credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our tax provision.

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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, which addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on the extinguishment of debt that does not meet the criteria of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. We adopted the provisions of this statement on January 1, 2003. As a result, any gains and losses from early extinguishment of debt in the future, that does not meet the criteria of APB Opinion No. 30 for classification of extraordinary, will be included in earnings from continuing operations and all prior periods presented will be required to be restated. Consequently, the restatement of prior period results upon the adoption of this statement reduced the loss from continuing operations from $29.4 million to $20.9 million, or from $4.74 to $3.76 per basic and diluted share, for the nine months ended September 30, 2002. The adoption of this statement did not have an impact on our results of operations for the three months ended September 30, 2002.

        In November 2002, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables include arrangements which provide for the delivery or performance of multiple products, services and/or rights to use assets where performance may occur at different points in time or over different periods of time. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of the guidance under this consensus did not have an impact on our financial position, results of operations or cash flows.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying (as initially defined in SFAS No. 133) to conform it to language used in FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. SFAS No. 149 is effective for all contracts entered into or modified after June 30, 2003, subject to certain exceptions. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), while many of such instruments were previously classified as equity or "mezzanine" equity. The statement also requires that income statement treatment be consistent with the balance sheet classification. That is, if the instrument is classified as a liability, payments to the holders are interest expense, not dividends, and changes in value are recorded in earnings. The statement relates to three specific categories of instruments: mandatorily redeemable shares, freestanding written put options and forward contracts that obligate an entity to purchase its own shares, and freestanding contracts that obligate an entity to pay with its own shares in amounts that are either unrelated, or inversely related, to the price of the shares. SFAS No. 150 is effective immediately for financial instruments entered into or modified after May 31, 2003 and otherwise is effective in the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on our financial position, results of operations, or cash flows.

Certain Factors Affecting Future Results

        There are various risks, including those described below, which may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should consider carefully these factors, as well as the risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission, in connection with your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements on pages 2 and 52 of this report.

Our business has substantial indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations.

        As of September 30, 2003, we had approximately $177.9 million of gross indebtedness outstanding under our credit facilities and other debt-related instruments. Our substantial indebtedness could have important consequences to you. For example, it could:

  •
  make it more difficult for us to satisfy our obligations under our credit facilities and our other debt related instruments;

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

  •
  impair our ability to obtain additional financing;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  expose us to fluctuations in the interest rate environment with respect to our indebtedness that bears interest at variable rates.

        We expect to obtain the money to pay our expenses and to pay the principal and interest on our senior credit facility and our other debt from cash flow from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets in which we operate and pressure from competitors. We cannot be certain that our cash flow from operations will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If our cash flow and capital resources prove inadequate, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, seek additional equity capital or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including our senior credit facility, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could significantly adversely affect our ability to pay principal and interest on our debt and meet our other obligations.

The agreements governing our indebtedness subject us to various restrictions that may limit our ability to pursue business opportunities.

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

  •
  dispose of or encumber assets.

        These restrictions may limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests. In addition, the syndication agents under our senior credit facilities may opt to syndicate those facilities and, should the syndication agents decide to do so, they have the right to change the terms of our senior credit facilities if they, in their reasonable judgment, determine that such changes are necessary or advisable to successfully syndicate the facilities and achieve certain post-syndication hold levels. In the event of such a syndication the restrictive covenants or other obligations under our senior credit facilities could become more onerous or restrictive than they are presently.

Our credit facilities contain certain financial covenants that we may not satisfy which, if not satisfied, could result in the acceleration of the amounts due under our credit facilities and the limitation of our ability to borrow additional funds in the future.

        As of September 30, 2003, we had approximately $138.0 million of gross indebtedness outstanding under our various credit facilities, substantially all of which was owed to General Electric Capital Corporation, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., UBS AG, Cayman Islands Branch and Congress Financial Corporation. The agreements governing these various credit facilities subject us to various financial and other covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to fixed charge coverage, capital expenditures, various leverage ratios, minimum EBITDA, total net worth and minimum cash requirements. If we violate any of these covenants, there may be a material adverse effect on us. Most notably, our outstanding debt under one or more of our credit facilities could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness and our ability to borrow additional funds in the future may be limited. In addition, because the syndication agents under our senior credit facilities currently have the right to change the terms of those facilities under certain circumstances, the financial convenants applicable to those facilities could become more onerous or restrictive than they are presently.

Our acquisitions of the Unipath business, IVC Industries, Inc., the Wampole Laboratories Division of MedPointe Inc., Ostex International, Inc., Applied Biotech and the Abbott rapid diagnostics product lines may not be profitable, and the integration of these businesses or product lines may be difficult and may lead to adverse effects.

        Since we commenced activities in November 2001, we have acquired and attempted to integrate into our operations the Unipath business, IVC Industries, Inc. (now doing business as Inverness Medical Nutritionals Group or IMN), the Wampole Laboratories Division of MedPointe Inc. and Ostex International, Inc. On August 27, 2003, we acquired Applied Biotech and on September 30, 2003 we acquired the Abbott rapid diagnostics product lines. The ultimate success of all of these acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating these businesses or product lines into our existing businesses. However, the successful integration of independent companies or product lines is a complex, costly and time-consuming process. The difficulties of integrating companies and acquired assets include among others:

  •
  consolidating manufacturing, research and development operations;

  •
  integrating newly acquired businesses or product lines into a uniform financial reporting system;

  •
  coordinating sales, distribution and marketing functions;

  •
  establishing or expanding manufacturing, sales, distribution and marketing functions in order to accommodate newly acquired businesses or product lines;

  •
  preserving the important licensing, research and development, manufacturing and supply, distribution, marketing, customer and other relationships;

  •
  minimizing the diversion of management's attention from ongoing business concerns; and

  •
  coordinating geographically separate organizations.

        We may not accomplish the integration of our acquisitions smoothly or successfully. The diversion of the attention of our management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from these acquisitions and adversely affect our other businesses. Ultimately, the value of any company, product line or assets that we have acquired may not be greater than or equal to their purchase prices.

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

  •
  the inability to achieve anticipated synergies, cost savings or growth opportunities;

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

        In connection with the accounting for our acquisitions of the Unipath business, Wampole, Ostex, Applied Biotech and the Abbott rapid diagnostics product lines, we have recorded a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our results of operations in future periods.

We could experience significant manufacturing delays, disruptions to our ongoing research and development and increased production costs if Unilever is unable to successfully assign or sublease to us the lease for the multi-purpose facility that we currently use in Bedford, England.

        One of our primary operating facilities is located in Bedford, England. The Bedford facility is a multi-purpose facility that is registered with the U.S. Food and Drug Administration, or FDA, contains state-of-the-art research laboratories and is equipped with specialized manufacturing equipment. This facility currently provides the manufacturing for our Clearblue and Clearview products, serves as our research and development center and serves as the administrative center for our European operations, and we anticipate using this facility to manufacture the e.p.t. pregnancy test for Pfizer Inc. in connection with our five year supply arrangement with Pfizer (see "Part II, Item. 1 Legal Proceedings"). We are currently using the Bedford facility pursuant to our acquisition agreement with Unilever relating to our acquisition of the Unipath business in late 2001. Unilever currently leases this facility from a third-party landlord. Pursuant to the terms of Unilever's lease, Unilever cannot assign the lease or sublet the Bedford facility to us without first obtaining the landlord's consent. The landlord has not yet, and may not in the future, consent to an assignment of the lease or a sublease to us. The terms of our acquisition agreement obligate Unilever to provide to us the benefit of its lease of the Bedford facility. If Unilever is unable to successfully acquire such consent or otherwise enable us to realize the benefit of Unilever's lease of the Bedford facility, or if its lease is terminated, we may be forced to renegotiate a lease of the Bedford facility on substantially less favorable terms or seek alternative means of producing our products, conducting our research and housing our European administrative staff. In either case, we may experience increased production costs or manufacturing delays, which could prevent us from meeting contractual supply obligations or jeopardize important customer relationships. We may also suffer disruptions to our ongoing research and development while we are resolving these issues. We cannot assure you that we will be able to renegotiate a lease for the Bedford facility on terms that are acceptable to us or find an acceptable replacement for this facility. Any one or more of these events may have a material adverse effect on us.

Manufacturing problems or delays could severely affect our business.

        We produce most of our consumer products in our manufacturing facilities located in New Jersey, San Diego, Bedford, England and Galway, Ireland and some of our professional diagnostic tests in our manufacturing facilities located in Bedford, England, San Diego, Seattle and Yavne, Israel. Our production processes are complex and require specialized and expensive equipment. Replacement parts for our specialized equipment can be expensive and, in some cases, can require lead times of up to a year to acquire. In addition, our private label consumer products business, and our private label and bulk nutritional supplements business in particular, rely on operational efficiency to mass produce products at low margins per unit. We also rely on third parties to supply production materials and in some cases there may not be alternative sources immediately available.

        In addition, we rely on third parties to manufacture most of our professional diagnostic products and certain components of our consumer diagnostic products, including products in development. For example, certain of the Abbott rapid diagnostics product lines are currently manufactured for us by Abbott Laboratories in Chicago under the terms of a transition services agreement. Any event impacting our manufacturing facilities, our manufacturing systems or equipment, or our contract manufacturers or suppliers, including, without limitation, wars, terrorist activities, natural disasters and outbreaks of infectious disease (such as SARS), could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline or we could incur losses until such time as we were able to restore our production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

We may not be successful in manufacturing, shipping and selling our new digital pregnancy test.

        In the second quarter of 2003 we shipped the first orders for our new digital pregnancy test, Clearblue Easy Digital, which is the first consumer pregnancy test on the market to display test results in words. Instead of interpreting colored lines for a result, the digital display will spell out "Pregnant" or "Not Pregnant." However, manufacturing or distribution problems, or other factors beyond our control, could negatively impact the effectiveness of our ongoing new product launch and prevent us from meeting customer demand or our own sales forecasts. In addition, we cannot assure you that the market will accept this new product or that any such acceptance will not dilute market acceptance of our other consumer pregnancy test products or the e.p.t. pregnancy test, which we will manufacture for Pfizer for a period of five years beginning in June 2004. Accordingly, there is no assurance that this new product will increase our overall revenues or profitability.

If we fail to meet strict regulatory requirements, we could be required to pay fines or even close our facilities.

        Our facilities and manufacturing techniques generally must conform to standards that are established by government agencies, including those of European and other foreign governments, as well as the FDA, and, to a lesser extent, the U.S. Drug Enforcement Administration, or the DEA, and local health agencies. These regulatory agencies may conduct periodic audits of our facilities to monitor our compliance with applicable regulatory standards and our facilities in Bedford, England and Galway, Ireland have both recently undergone successful FDA audits. If a regulatory agency finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us or if such a regulatory agency determines that our non-compliance is severe, it may close our facilities. Any adverse action by an applicable regulatory agency could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers' demands. These regulatory agencies may also impose new or enhanced standards that would increase our costs as well as the risks associated with non-compliance. For example, we anticipate that the FDA may soon finalize and implement "good manufacturing practice," or GMP, regulations for nutritional supplements. GMP regulations would require supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP regulations for drugs. While our manufacturing facilities for nutritional supplements have been subjected to, and passed, third party inspections against anticipated GMP standards, the ongoing compliance required in the event that GMP regulations are adopted would involve additional costs and would present new risks associated with any failure to comply with the regulations in the future.

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

        Sales of our branded nutritional products have declined each year since 1998 until the year 2002 when they increased slightly as compared to 2001. We believe that these products have under-performed because they are, for the most part, aging brands with limited brand recognition that face increasing private label competition. The age of this product line means that we are subject to future distribution loss for under-performing brands, while our opportunities for new distribution on the existing product lines are limited. Though we did experience a slight increase in sales seen during 2002, the overall trend of declining sales for these products appears to be continuing. We do not expect significant sales growth of our existing branded nutritional products and we may experience further declines in sales of those products in the future.

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

        We are involved in various legal proceedings arising out of our consumer diagnostics, nutritional supplements and professional diagnostics business. Our current material legal proceedings are:

  •
  a counterclaim by Princeton BioMeditech Corporation, or PBM, against us in a patent infringement suit maintained by our subsidiaries, Inverness Medical Switzerland GmbH and Unipath Diagnostics, Inc., against PBM et. al. in which PBM alleges that we have breached various obligations to PBM arising out of its joint venture with us; and

  •
  an action brought in London by approximately 65 consumers alleging defects in our Persona contraceptive device leading to unwanted pregnancies. We believe that any liability in this matter is fully covered by separate insurance provided by Unilever in connection with our acquisition of the Unipath business.

        Because the above claims each seek damages and reimbursement for costs and expenses without specific amounts, we are unable to assess the probable outcome of or potential liability arising from the lawsuits.

        In connection with our split-off from Inverness Medical Technology, Inc., or IMT, we agreed to assume, to the extent permitted by law, and indemnify IMT for, all liabilities arising out of the women's health, nutritional supplements and professional diagnostics businesses before or after the split-off to the extent such liabilities are not otherwise retained by IMT. Through our acquisitions of the Unipath business, IMN, Wampole, Ostex, and ABI, we also assumed or acquired substantially all of the liabilities of those businesses. We are unable to assess the materiality or costs associated with these lawsuits at this time. We cannot assure you that these lawsuits or any future lawsuits relating to our businesses will not have a material adverse effect on us.

We recently met with the Securities and Exchange Commission, or the SEC, regarding an informal inquiry concerning the resignation of our former independent accountants, Ernst & Young LLP, and certain accounting and financial matters that we discussed with the SEC earlier this year. We cannot predict what the outcome of this informal inquiry will be.

        In October 2003, in connection with an informal inquiry, we met with two representatives of the Boston office of the SEC's Division of Enforcement to respond to questions regarding Ernst & Young LLP's resignation and certain of the accounting and financial matters that we discussed with the SEC earlier this year after filing our Current Report on Form 8-K, event date April 11, 2003, to disclose Ernst & Young's resignation. We have responded fully to the staff's request for information. We cannot predict whether the SEC will seek additional information or what the outcome of this informal inquiry will be.

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

The profitability of our consumer products businesses may suffer if Pfizer Inc. is unable to continue to successfully market and sell its e.p.t. pregnancy test.

        Under the terms of a recent manufacturing, packaging and supply agreement that we entered into with Pfizer Inc., through one of its wholly owned subsidiaries, Pfizer will purchase its e.p.t. pregnancy tests from us beginning on June 6, 2004 and continuing until June 6, 2009. Provided Pfizer meets its minimum purchase requirements under the contract, we stand to profit. However, if Pfizer's sales of its e.p.t. pregnancy test fail to grow as forecast we may not generate as much revenue or profit under this arrangement as we currently project.

Our private label nutritional supplements business is a low margin business susceptible to changes in costs and pricing pressures.

        Our private label nutritional supplements business operates on low profit margins, and we rely on our ability to efficiently mass produce nutritional supplements in order to make meaningful profits from this business. Changes in raw material or other manufacturing costs can drastically cut into or eliminate the profits generated from the sale of a particular product. For the most part, we do not have long-term supply contracts for our required raw materials and, as a result, our costs can increase with little notice. The private label nutritional supplements business is also highly competitive such that our ability to raise prices as a result of increased costs is limited. Customers generally purchase private label products via purchase order, not through long-term contracts, and they often purchase these products from the lowest bidder on a product by product basis. The internet has enhanced price competition among private label manufacturers through the advent of on-line auctions, where mass merchandisers will auction off the right to manufacture a particular product to the lowest, often anonymous bidder.

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

        Approximately 29% of our net revenues were generated from outside the United States in the nine months ended September 30, 2003. A significant number of our employees, including manufacturing, sales, support and research and development personnel, are located in foreign countries, including England, Ireland and Israel. Conducting business outside of the United States subjects us to numerous risks, including:

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

  •
  higher cost of sales resulting from import or export licensing requirements;

  •
  lost revenues or other adverse affects as a result of economic or political instability in or affecting foreign countries in which we sell our products or operate; and

  •
  adverse affects resulting from changes in foreign regulatory or other laws affecting the sales of our products or our foreign operations.

Because our business relies heavily on foreign operations and revenues, changes in foreign currency exchange rates and our ability to convert currencies may negatively affect our financial condition and results of operations.

        Our business relies heavily on our foreign operations. Three of our manufacturing facilities are outside the United States, in Bedford, England, Galway, Ireland and Yavne, Israel. Approximately 29% of our net revenues were generated from outside the United States in the nine months ended September 30, 2003. Our Clearblue products, pregnancy tests in particular, have historically been much stronger brands outside the United States, with 68% of our net product sales of Clearblue products coming from outside the United States during 2002. In addition, the Abbott rapid diagnostics product lines generate a majority of their profits from sales outside the United States. Furthermore, Persona is sold exclusively outside of the United States and our Orgenics professional diagnostic products have always been sold exclusively outside of the United States. Because of our foreign operations and foreign sales, we face exposure to movements in foreign currency exchange rates. Our primary exposures are related to the operations of our European subsidiaries. These exposures may change over time as business practices evolve and could result in increased costs or reduced revenue and could impact our actual cash flow.

Our Orgenics subsidiary is located in Israel, and its operations could be negatively affected due to military or political tensions in the Middle East.

        Our wholly owned subsidiary, Orgenics, which develops, manufactures and sells certain of our professional diagnostic products, is incorporated under the laws of the State of Israel. The administrative offices and development and manufacturing operations of our Orgenics business are located in Yavne, Israel. Although most of Orgenics's sales currently are to customers outside of Israel, political, economic and military conditions in Israel could nevertheless directly affect its operations.

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

        Our success will depend in part on our ability to develop or acquire commercially valuable patent rights and to protect our intellectual property. Our patent position is generally uncertain and involves complex legal and factual questions. The degree of present and future protection for our proprietary rights is uncertain.

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

  •
  other parties may challenge patents or patent applications licensed or issued to us or our customers;

  •
  patents issued to other companies may harm our ability to do business; and

  •
  other companies may design around technologies we have patented, licensed or developed.

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

        Substantial litigation over intellectual property rights exists in both the consumer and professional diagnostic industries. We expect that our products and products in these industries may increasingly be subject to third party infringement claims as the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our products or technology may infringe. Any of these third parties might make a claim of infringement against us. Any litigation could result in the expenditure of significant financial resources and the diversion of management's time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, have an impact on prospective customers, cause product shipment delays or require us to develop non-infringing technology, make substantial payments to third parties, or enter into royalty or license agreements, which may not be available on acceptable terms, or at all. If a successful claim of infringement was made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenue may decrease and we could be exposed to legal actions by our customers.

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

        Members of our management team have had significant experience in the diabetes field. In addition, technology we own or license may have potential applications to this field and our research and development capabilities could be applied to this field. However, in conjunction with our split-off from IMT, we agreed not to compete with IMT and Johnson & Johnson in the field of diabetes. In addition, Mr. Ron Zwanziger, our Chairman, Chief Executive Officer and President, and two of our senior scientists, Dr. David Scott and Dr. Jerry McAleer, have entered into consulting agreements with IMT that impose similar restrictions. Further, our license agreement with IMT prevents us from using any of the licensed technology in the field of diabetes. As a result of these restrictions, we cannot pursue opportunities in the field of diabetes.

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

        Although we have dismissed Arthur Andersen LLP as our independent public accountants and have now engaged BDO Seidman, LLP, our consolidated financial statements as of December 31, 2001 and for the two years in the period ended December 31, 2001 included in our Annual Report on Form 10-K for the year ended December 31, 2002 were audited by Arthur Andersen.

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

        As of September 30, 2003, there were 323,060 shares of our Series A Preferred Stock outstanding. Pursuant to the terms of the certificate of designation creating our Series A Preferred Stock, upon a liquidation or a deemed liquidation of our company, the holders of the shares of our Series A Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is $30 per share of our Series A Preferred Stock (or $40.50 per share in certain circumstances), plus the amount of any dividends that have accrued on those shares, subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting our Series A Preferred Stock. Dividends accrue on the shares of our Series A Preferred Stock at the rate of up to $2.10 per share per annum based on the percentage of trading days on which the closing market price of our common stock is less than $15.00. As a result of these terms, the holders of our common stock may be disproportionately affected by any reduction in the value of our assets or fluctuations in the market price of our common stock.

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

        The adjustments and allocations we made in preparing the financial information for any periods beginning prior to November 21, 2001 may not appropriately reflect our operations during those periods as if we had operated as a stand-alone company.

Period-to-period comparisons of our operating results may not be meaningful due to frequent acquisitions.

        We have engaged in a number of significant acquisitions in recent years which make it difficult to analyze our results and to compare them from period to period, including the acquisitions of the Unipath business in December 2001, IVC Industries, Inc. in March 2002, Wampole in September 2002, Ostex in June 2003, Applied Biotech in August 2003 and the Abbott rapid diagnostics product lines in September 2003. Period-to-period comparisons of our results of operations may not be meaningful due to these acquisitions and are not indications of our future performance. Any future acquisitions will also make our results difficult to compare from period to period in the future.

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

  •
  the impact of business combinations, including acquisitions and divestitures, and organizational restructurings consistent with evolving business strategies;

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

        Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At September 30, 2003, our short-term investments approximated market value.

        At September 30, 2003, we had two U.S. term loans totaling $75.1 million and a European term loan of $9.9 million outstanding and $16.9 million outstanding borrowings on a U.S. revolving line of credit and $23.0 million outstanding borrowings on a European revolving line of credit under our amended credit agreement dated September 30, 2003. Principal repayments under U.S. Term Loan A are to be made in sixteen equal quarterly installments of $1.95 million commencing on April 30, 2004 through January 31, 2008 with a final installment of $3.9 million due on March 31, 2008. Principal repayments under U.S. Term Loan B are to be made in sixteen equal quarterly installments of $0.1 million commencing on April 30, 2004 through January 31, 2008 with a final installment of $38.4 million due on March 31, 2008. Principal repayments under the European term loan are to be made in eleven equal quarterly installments of $25,000 commencing on October 31, 2003 through April 30, 2006 with a final installment of $9.65 million due on May 14, 2006. We may choose to prepay all or part of the term loans provided that we prepay at least $1.0 million or a multiple thereof. We may repay borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008. Borrowings under the term loans and the revolving lines of credit bear interest at either (i) the London Interbank Offered Rate ("LIBOR"), as defined in the agreement, plus applicable margins or, at our option, (ii) a floating Index Rate, as defined in the agreement, plus applicable margins. Applicable margins, depending on the type of loan, can range from 2.75% to 4.50% and are subject to quarterly adjustments based on our consolidated financial performance, commencing with the quarter ending March 31, 2004. As of September 30, 2003, the interest rates under the term loans and the revolving lines of credit range from 5.16% to 5.66%, with a weighted average rate of 5.32%.

        We have an interest rate swap agreement with a bank in place, which will provide us with limited protection from fluctuations in the LIBOR rate. Under the interest rate swap agreement, the LIBOR rate is at a minimum of 3.36% and a maximum of 5% and applies to $34.8 million to $37.7 million of our loans, depending upon the interest period, for the remaining term of the agreement. This interest rate swap agreement is effective through December 30, 2004. Currently, the LIBOR and Index rates applicable under the amended senior credit agreement were 1.16% and 4.00%, respectively. Assuming no changes in our leverage ratio which would have affected the margin of the interest rates, the effect of interest rate fluctuations on the loans under the amended senior credit agreement over the next twelve months is quantified and summarized as follows:

Interest Expense Increase
If compared to the rate at September 30, 2003,
LIBOR increases by 1% point	$873,000
LIBOR increases by 2% point	1,746,000
Index Rate increases by 1% point	$1,236,000
Index Rate increases by 2% point	2,472,000

        Our subsidiary IMN has a credit agreement with its bank, under which it can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to specified borrowing base limitations. These IMN loans were originally set to mature on October 16, 2003, but have been extended to mature on October 15, 2004. As of September 30, 2003, total borrowings outstanding under the credit agreement with the bank were $12.7 million. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.5% above the bank's prime rate or, at IMN's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. As of September 30, 2003, the interest rates on $3.3 million of the outstanding borrowings were at the Adjusted Eurodollar Rates ranging from 0.52% to 0.81% plus the spread of 3.75% and the interest rate on the remaining $9.4 million of the outstanding borrowings was at the prime rate of 4.00% plus the spread of 1.5%. The effect of interest rate fluctuations on the loans under IMN's credit agreement over the next twelve months is quantified and summarized as follows:

Interest Expense Increase
If compared to the rate at September 30, 2003,
Interest rate increases by 1% point	$118,000
Interest rate increases by 2% point	235,000

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. For the three and nine months ended September 30, 2003, the net impact of foreign currency changes on transactions was a (loss)/gain of $(126,000) and $372,000, respectively. Generally, we do not use derivative financial instruments or other financial instruments to hedge such economic exposures. However, if our foreign currency exchange exposure in these transactions continues to be significant, we may decide to use such instruments in the future.

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

	Approximate Decrease in
	Net Revenue	Net Income
If for the three months ended September 30, 2003, the U.S. Dollar was stronger by:
1%	$203,000	$36,000
5%	1,013,000	180,000
10%	2,026,000	358,000
If for the nine months ended September 30, 2003, the U.S. Dollar was stronger by:
1%	$580,000	$91,000
5%	2,898,000	454,000
10%	5,797,000	907,000

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

        Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at that time. We and our management understand nonetheless that controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, our CEO and CFO concluded that such disclosure controls and procedures were effective as of such date at the "reasonable assurance" level.

Changes in internal control over financial reporting

        There was no change in our internal control over financial reporting that occurred during the quarter covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As part of our ongoing efforts to enhance our controls and procedures, however, we have taken certain actions during the third quarter which may directly or indirectly affect our internal control over financial reporting. In July 2003, we engaged Protiviti, Inc., an independent risk consulting firm, to assist us in assessing, documenting and testing our internal controls starting in 2003 to ensure that we can comply with the rules and regulations promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 when they take effect for us for the fiscal year ended December 31, 2004. We are also continually striving to improve our management and operational efficiency, manage our growth and integrate acquired businesses and we expect that our efforts in these regards may from time to time directly or indirectly affect our internal controls. For example, during the third quarter of 2003 we continued to expand our financial staff, including the hiring of Christopher J. Lindop as our Chief Financial Officer. We are also continuing our efforts to integrate the financial accounting systems used by certain of our businesses and to upgrade the information technology capabilities of certain of our subsidiaries.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Abbott Laboratories v. Selfcare, Inc. and Princeton BioMeditech Corporation

        In April 1998, Abbott Laboratories ("Abbott") commenced a lawsuit against Inverness Medical Technology, Inc. ("IMT"), our former parent, formerly known as Selfcare, Inc., and Princeton BioMeditech Corporation ("PBM"), which manufactured certain products for IMT, in an action filed in the United States District Court for the District of Massachusetts ("District Court"), asserting patent infringement arising from IMT's and PBM's manufacture, use and sale of products that Abbott claims are covered by one or more of the claims of U.S. Patent Nos. 5,073,484, 5,654,162 and 6,020,147 (the "Pregnancy Test Patents"), to which Abbott asserts that it is the exclusive licensee. Abbott claimed that certain of IMT's products relating to pregnancy detection and ovulation prediction (now our products to the extent they are still sold) infringe the Pregnancy Test Patents. On March 31, 1999, the District Court granted a motion by IMT, PBM and PBM-Selfcare LLC (the "LLC"), a joint venture between PBM and IMT, filed to amend IMT's counterclaim against Abbott, asserting that Abbott is infringing U.S. Patent Nos. 5,559,041 (the "041 patent") and 5,728,587 (the "587 patent"), which are owned by the LLC, and seeking a declaration that Abbott infringes the patents and that IMT is entitled to permanent injunctive relief, money damages and attorneys' fees. On November 5, 1998, Abbott filed suit in the United States District Court for the Northern District of Illinois seeking a declaratory judgment of non-infringement, unenforceability and invalidity of the 041 patent and the 587 patent. The Illinois court granted IMT's motion to transfer the aforementioned Illinois action to Massachusetts. In connection with our split-off from IMT in November 2001, we assumed all obligations and liabilities of IMT arising out of this matter. On September 30, 2003, we entered into a settlement agreement with Abbott pursuant to which Abbott agreed to release us from all claims of infringement of the Pregnancy Test Patents and we agreed to release Abbott from all claims asserted by us in the litigation and any claims for royalties due under an existing license agreement. The release does not affect claims asserted by the LLC or PBM against Abbott for infringement of certain patents owned by the LLC. We also agreed under the settlement that our subsidiary, Inverness Medical Switzerland GmbH, will pay royalties on the sale of its products which infringe the Pregnancy Test Patents. We and Abbott have executed binding stipulations of dismissal with prejudice.

Inverness Medical Switzerland GmbH, et al v. Pfizer, Inc., et al.

        We had several lawsuits pending against Pfizer, Inc. ("Pfizer") and certain other parties, including PBM, in the United States District Court for the District of New Jersey alleging, among other things, that Pfizer's e.p.t. brand pregnancy tests infringe patents owned by us. In early June 2003, we settled our litigation against Pfizer. In connection with the settlement, we entered into an agreement with Pfizer, through one of its wholly owned subsidiaries, pursuant to which we agreed to supply to Pfizer, and Pfizer agreed to purchase from us, its e.p.t. pregnancy tests beginning on June 6, 2004 and continuing until June 6, 2009. Pfizer also agreed to minimum purchase obligations. The agreement provides for Pfizer to make certain royalty payments to us prior to the commencement of the supply arrangement. Under the terms of the settlement, the parties have agreed to the entry of permanent injunctive relief and dismissal of certain claims and counterclaims. The settlement does not provide for any damage award.

        Our claims against PBM, a co-defendant in one of the infringement suits against Pfizer and the subject of two other related infringement suits initiated by us, remain active. PBM has brought several counterclaims against us. The counterclaims allege, among other things, that we have breached various obligations to PBM arising out of a joint venture with us. We believe that we have strong defenses to all of the counterclaims and we are defending them vigorously. However, a final ruling against us could have a material adverse impact on our sales, operations or financial performance.

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

        In October 2003, in connection with an informal inquiry received from the SEC's Division of Enforcement, we met with two representatives of the SEC's Boston office to respond to questions regarding Ernst & Young LLP's resignation and certain of the accounting and financial matters that we discussed with the SEC earlier this year after filing our Current Report on Form 8-K, event date April 11, 2003, to disclose Ernst & Young's resignation. We have responded fully to the staff's request for information. However, we cannot predict whether the SEC will seek additional information or what the outcome of the informal inquiry will be.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On August 27, 2003, we issued 692,506 shares of unregistered common stock to Erie Scientific Company, a wholly owned subsidiary of Apogent Technologies Inc., in connection with our acquisition of Applied Biotech. No underwriters or underwriting discounts or commissions were involved. There was no public offering in connection with our sale to Erie Scientific and we believe that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, based on the private nature of the transaction, because we understand Erie Scientific to be an accredited investor and because it acquired the securities for investment purposes and not with a view to the distribution thereof. Under our agreement with Erie Scientific, we paid Erie Scientific 692,506 shares of our common stock and $13,400,000 in cash in exchange for all of the stock of Applied Biotech. We also agreed to subsequently register the resale of the shares of stock issued to Erie Scientific on a registration statement on Form S-3.

        On September 30, 2003, we issued 1,550,933 shares of unregistered common stock to Abbott Laboratories in connection with our acquisition of the Abbott rapid diagnostics product lines. No underwriters or underwriting discounts or commissions were involved. There was no public offering in connection with our sale to Abbott Laboratories and we believe that the transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, based on the private nature of the transaction, because we understand Abbott Laboratories to be an accredited investor and because it acquired the securities for investment purposes and not with a view to the distribution thereof. Under our agreement with Abbott Laboratories, we paid Abbott $55,000,000 in cash and issued 1,550,933 shares of our common stock in exchange for certain assets related to Abbott's Fact plus line of consumer diagnostic pregnancy tests and the Abbott TestPack, Abbott TestPack plus and Signify lines of professional rapid diagnostic products. We also agreed to subsequently register the resale of the shares of stock issued to Abbott Laboratories on a registration statement on Form S-3.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a. Exhibits:

Exhibit No.	Description
*10.1—	Second Amended and Restated Credit Agreement dated as of September 30, 2003 by and among Inverness Medical Innovations, Inc., Wampole Laboratories, Inc., Inverness Medical (UK) Holdings Limited, the other Credit Parties Signatory thereto, the Lenders signatory thereto from time to time, General Electric Capital Corporation, as administrative agent for Lenders, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as co-syndication agent, UBS AG, Stamford Branch, as co-syndication agent, and GECC Capital Markets Group, Inc. and ML Capital, as co-lead arrangers
*31.1—	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2—	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
filed herewith

  b. Reports on Form 8-K:

        On July 9, 2003, we filed a Current Report on Form 8-K dated June 30, 2003 (Items 2 and 7) regarding the completion of our acquisition of Ostex International, Inc.

        On August 1, 2003, we filed a Current Report on Form 8-K dated July 30, 2003 (Item 5) regarding our announcement to acquire Applied Biotech, Inc.

        On August 1, 2003, we filed a Current Report on Form 8-K dated July 31, 2003 (Item 12) in order to furnish our press release dated July 31, 2003, entitled "Inverness Medical Innovations Announces Second Quarter Results."

        On August 6, 2003, we filed Amendment No. 1 to the Current Report on Form 8-K dated July 31, 2003 (Item 12) in order to furnish a transcript of a conference call held on July 31, 2003 to discuss our second quarter results and to furnish a reconciliation of certain non-GAAP financial measures disclosed during the conference call.

        On September 10, 2003, we filed a Current Report on Form 8-K dated August 27, 2003 (Items 2 and 7) regarding the completion of our acquisition of Applied Biotech, Inc.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: November 13, 2003	/s/ CHRISTOPHER J. LINDOP Christopher J. Lindop Chief Financial Officer and an authorized officer

QuickLinks

INVERNESS MEDICAL INNOVATIONS, INC. FORM 10-Q for the Quarterly Period Ended September 30, 2003
TABLE OF CONTENTS
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
SIGNATURE