Form 10-K/A
period 2003-12-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2004-04-22
CIK 1145460

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

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 29, 2004 are incorporated by reference into Part III of this Form 10-K/A.

 EXPLANATORY NOTE

        The Division of Enforcement of the Securities and Exchange Commission (the "SEC") recently concluded its informal investigation arising out of the resignation in April 2003 of our former independent auditor, Ernst & Young LLP, without taking any action against us. In concluding its informal investigation, the status of which as of March 15, 2004 is discussed on pages 18 and 58 of this Annual Report on Form 10-K/A, the SEC informed us that it disagreed with the accounting that we followed in recognizing a $2.6 million realized foreign currency gain arising from the settlement of a long-term intercompany loan in the fourth quarter of 2002, and indicated its belief that the change in the value of the settled balance due to currency movements should have been reflected on the balance sheet as a component of accumulated other comprehensive income. We had sought the advice of our former auditor and accounted for the transaction in accordance with this advice. We recognize, however, the important role that the SEC plays in assisting public companies and their auditors in interpreting accounting principles generally accepted in the United States of America and, in accepting the SEC's advice, we agreed to file this Amendment No. 1 (the "Amended Report") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Original Report") in order to restate the 2002 financial statements included in the Original Report.

        The SEC also suggested that, while we were making the restatement discussed above, we consider reallocating certain amounts previously recorded as adjustments in the quarters in which they were identified to the earlier quarters to which they related. We have accepted the SEC's advice and incorporated these changes into our 2002 and 2003 financial results included in the Amended Report and, in particular, into our quarterly results for 2002 and the first quarter of 2003 included in the Supplementary Quarterly Financial Information provided in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        For the reasons discussed above, we are filing this Amended Report in order to amend Item 6 "Selected Financial Data," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 8 "Financial Statements and Supplementary Data" and Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Original Report solely to the extent necessary to reflect the adjustments discussed above. The remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader's convenience.

        In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, March 15, 2004, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

PART I

        This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. There may be events in the future that we are not able to predict accurately or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We caution investors that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those we discuss in this report. There are a number of important factors that could cause our actual results to differ materially from those projected by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in this report and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. You should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements" beginning on pages 50 and 65, respectively, in this report and should not place undue reliance on our forward-looking statements. These forward-looking statements were based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

        Our consumer products segment primarily targets the women's health market through home pregnancy detection tests and home fertility/ovulation prediction tests. In this market, we offer premium branded products, including Clearblue, value branded products, including Accu-Clear, and private label products. Our Clearblue branded pregnancy test was the first one-step pregnancy test and currently holds a leadership position globally. We also recently launched our new digital pregnancy test, Clearblue Easy Digital, which was the first consumer pregnancy test to display test results in words, and our Clearblue Easy Fertility Monitor remains the only hormone-based reusable monitoring device available for home use to assist women attempting to conceive. Additionally, we have entered into two separate supply arrangements with Pfizer pursuant to which we agreed to supply Pfizer with a digital version of its e.p.t pregnancy tests on a non-exclusive basis beginning in December 2003 and the non-

digital version of its premium branded e.p.t pregnancy tests beginning in June 2004 and continuing for five years. We sell our premium and value branded products over-the-counter through drugstores, groceries and mass merchandisers, and we sell our private label products to major retailers such as Walgreens, CVS, RiteAid and Boots. As a part of our consumer products segment, we also market a wide variety of vitamins and nutritional supplements through retail drug stores, mass merchandisers, groceries and warehouse clubs primarily within the United States.

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

Professional Diagnostics

        The professional diagnostics market consists of products designed to assist medical professionals in both preventative and interventional medicine. These products provide for qualitative or quantitative analysis of a patient's body fluids or tissue for evidence of a specific medical condition or disease state or to measure response to therapy. Today, we are a leader in the worldwide professional rapid diagnostic test market, which we define to include only the professional point-of-care pregnancy, infectious disease and drugs of abuse test markets. This market consists primarily of small and medium-sized, non-centralized laboratories and testing locations such as physician office laboratories, small blood banks, specialist mobile clinics and some rapid-response laboratories in larger medical centers. We distinguish the professional point-of-care rapid diagnostic test market from clinical diagnostic markets that consist of large, centralized laboratories that offer a wide range of highly-automated laboratory services in hospital or related settings.

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

        On November 21, 2001, our company was split-off as an independent public company as part of a split-off and merger transaction whereby Johnson & Johnson acquired our former parent company, Inverness Medical Technology, Inc., or IMT. As part of the split-off and merger, we acquired all rights to IMT's women's health, nutritional supplement and professional diagnostics businesses, as well as certain intellectual property. Because we had not historically been operated or accounted for as a stand-alone business, the financial results for the periods prior to the split-off on November 21, 2001, presented below in the selected consolidated financial data, are derived from consolidated financial statements of our businesses, which have been carved out of IMT's financial statements in accordance with the requirements of accounting principles generally accepted in the United States of America, or GAAP. Because the financial results for the periods prior to the split-off have been carved out of IMT's past financial statements, they may not reflect what our results of operations and financial position would have been had we been a separate stand-alone entity during those periods or be indicative of our future performance. In addition, the acquisitions of the Unipath business in December 2001, IVC Industries, Inc. (now operating as Inverness Medical Nutritionals Group, or IMN) in March 2002, Wampole Laboratories in September 2002, Ostex International, Inc. in June 2003, ABI in August 2003 and the Abbott rapid diagnostics product lines in September 2003 materially affected the comparability of the selected consolidated financial data. For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors Affecting Future Results."

        We have made certain restatements to our consolidated financial statements as of and for the years ended December 31, 2003 and 2002. For a discussion of the restatements, see "Explanatory Note" on page 2, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 2(q) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)

	2003	2002(2)	2001	2000	1999
	(restated)	(restated)
Statement of Operations Data:
Net product sales	$286,984	$200,399	$47,268	$49,728	$49,087
License revenue	9,728	6,405	—	—	—

Net revenue	296,712	206,804	47,268	49,728	49,087
Cost of sales	168,120	114,653	26,662	26,796	28,348

Gross profit	128,592	92,151	20,606	22,932	20,739

Operating expenses:
Purchased in-process research and development	—	—	6,980	—	—
Research and development	24,280	14,471	1,810	1,360	1,395
Sales and marketing	51,705	39,544	8,018	7,540	8,056
General and administrative	35,452	28,066	11,702	7,048	7,214
Charge related to asset impairment	—	12,682	—	—	—
Stock-based compensation	447	10,625	10,441	—	—

Total operating expenses	111,884	105,388	38,951	15,948	16,665

Operating income (loss)	16,708	(13,237)	(18,345)	6,984	4,074
Interest and other income (expense), net	(3,270)	(5,955)	(4,310)	(2,423)	(2,710)

Income (loss) from continuing operations before income taxes	13,438	(19,192)	(22,655)	4,561	1,364
Provision for income taxes	1,169	2,683	2,134	1,781	1,007

Income (loss) from continuing operations	$12,269	$(21,875)	$(24,789)	$2,780	$357

Income (loss) from continuing operations available to common stockholders(1):
Basic(1)	$11,311	$(33,823)	$(24,789)	$2,780	$357

Diluted(1)	$11,491	$(33,823)	$(24,789)	$2,780	$357

Income (loss) from continuing operations per common share(1):
Basic(1)	$0.72	$(3.40)	$(3.89)	$0.59	$0.11

Diluted(1)	$0.64	$(3.40)	$(3.89)	$0.59	$0.11

Other Financial Data:
EBITDA(3)	$37,691	$4,762	$(17,505)	$9,303	$6,325

	December 31,
	2003	2002	2001	2000	1999
		(restated)
Balance Sheet Data:
Cash and cash equivalents	$24,622	$30,668	$52,024	$3,071	$661
Working capital (deficit)	45,220	27,685	19,555	(6,464)	(4,060)
Total assets	543,468	357,255	278,521	74,958	72,210
Total debt	176,181	104,613	78,124	12,830	19,076
Redeemable convertible preferred stock	6,185	9,051	51,894	—	—
Total stockholders' equity	269,549	162,609	89,614	41,812	34,953

(1)
Income (loss) available to common stockholders and basic and diluted income (loss) per share are computed as described in notes 1, 2(k) and 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
Upon the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we recorded an impairment charge of $12.1 million, or $1.22 per basic and diluted share, and accounted for the charge as a cumulative effect of a change in accounting principal which was subtracted from loss from continuing operations to arrive at net loss. Consequently, net loss available to common stockholders in 2002 was $46.0 million, or $4.62 per basic and diluted share.

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

          Set forth in the table below is a reconciliation of income (loss) from continuing operations to EBITDA:

(in thousands)

	2003	2002	2001	2000	1999
	(restated)	(restated)
Income (loss) from continuing operations	$12,269	$(21,875)	$(24,789)	$2,780	$357
Interest expense, net of interest income	8,668	13,646	1,909	2,008	2,118
Income taxes	1,169	2,683	2,134	1,781	1,007
Depreciation and amortization	15,585	10,308	3,241	2,734	2,843

EBITDA	$37,691	$4,762	$(17,505)	$9,303	$6,325

          Income (loss) from continuing operations includes the following non-cash or unusual items. No adjustment to EBITDA has been made for these items.

(in thousands)

	2003	2002	2001	2000	1999
Non-cash stock-based compensation	$447	$10,625	$10,441	$—	$—
Settlement with Unilever	(3,803)	—	—	—	—
Impairment of intangible assets	—	12,682	—	—	—
Gain from repurchase of beneficial conversion feature	—	(9,600)	—	—	—
Purchased in-process research and development charge	—	—	6,980	—	—

Total non-cash and unusual items	$(3,356)	$13,707	$17,421	$—	$—

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

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(restated)	(restated)
Income (loss) from continuing operations	$12,269	$(21,875)	$(24,789)	$2,780	$357
Add back: Goodwill amortization, net of tax	—	—	398	398	557

Adjusted income (loss) from continuing operations	$12,269	$(21,875)	$(24,391)	$3,178	$914

Adjusted income (loss) from continuing operations available to common stockholders(1):
Basic	$11,311	$(33,823)	$(24,391)	$3,178	$914

Diluted	$11,491	$(33,823)	$(24,391)	$3,178	$914

Adjusted income (loss) from continuing operations per common share(1):
Basic	$0.72	$(3.40)	$(3.83)	$0.67	$0.27

Diluted	$0.64	$(3.40)	$(3.83)	$0.67	$0.27

(1)
Income (loss) available to common stockholders and basic and diluted income (loss) per share are computed as described in notes 1, 2(k) and 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

        We are a leading global developer, manufacturer and marketer of in vitro diagnostic products for the over-the-counter pregnancy and fertility/ovulation test market and the professional rapid diagnostic test market. Our business is organized into two primary segments, consumer products and professional diagnostics. Through our consumer products segment, we hold a leadership position in the worldwide over-the-counter pregnancy and fertility/ovulation test market. We sell our pregnancy and fertility/ovulation test products in the premium branded sector, the value branded sector and the private label sector. In addition, we manufacture and market a variety of vitamins and nutritional supplements under our brands and those of private label retailers primarily in the U.S. consumer market. Through our professional diagnostics segment, we develop, manufacture and market an extensive array of innovative rapid diagnostic test products and other in vitro diagnostic tests to medical professionals and laboratories for detection of infectious diseases, drugs of abuse and pregnancy. Today, we are a leader in the worldwide professional rapid diagnostic test market. We have grown our consumer products and professional diagnostics segments by leveraging our strong intellectual property portfolio and making selected strategic acquisitions. Our consumer and professional diagnostic products are sold in approximately 90 countries through our direct sales force and an extensive network of independent global distributors. As a result, for the year ended December 31, 2003, approximately 36% of our net product sales were generated outside of the United States. For the year ended December 31, 2003, we had net product sales of $287.0 million and EBITDA of $37.7 million.

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

        On February 10, 2004, we completed the sale of $150.0 million of 8 3/4% senior subordinated notes, or Bonds, due 2012 in a private placement to qualified institutional buyers. Net proceeds from this offering amounted to $145.9 million which was net of underwriters' commissions of $4.1 million. Of the net proceeds, we used $125.3 million to repay all of our outstanding indebtedness and related financing fees under our primary senior credit facility and $9.2 million to prepay our outstanding 9% subordinated promissory notes and related prepayment penalties. The remaining $11.4 million of unused proceeds will be used for Bond offering expenses and general corporate purposes. We also retained the $50.0 million in available credit under our primary senior credit facility after our repayment of the outstanding borrowings using the Bond proceeds.

Restatements of 2003 and 2002 Financial Statements

        We restated our previously issued consolidated financial statements as of and for the year ended December 31, 2002 to reverse a realized foreign exchange gain of $2.6 million related to the repayment of a portion of a long-term intercompany loan that had previously been reported in other income (expense), net, and to instead reflect the change in value of the intercompany loan prior to repayment as a component of accumulated other comprehensive income. In connection with this restatement, we also restated our previously issued consolidated financial statements for the quarterly impacts of certain adjustments related to sales cut-off and sales incentive allowances, the effects of which on operating results had previously been corrected in the periods in which they had been identified rather than in the periods to which they related. See "Supplementary Quarterly Financial Information" beginning on page 37 in this report for a comparison of the restated quarterly amounts to previously reported quarterly amounts.

        The following lists the accounts shown in Item 6 "Selected Consolidated Financial Data" of this Annual Report on Form 10-K, that were affected by the restatements discussed above, with comparisons of the restated to previously reported amounts, and the effect of such restatements on gross profit, income (loss) from continuing operations, earnings (loss) per share and EBITDA. See note 2(q) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a detail comparison of the restated amounts to previously reported amounts.

(in thousands, except per share data)

	2003
	As restated	As reported
Net product sales	$286,984	$286,689
Gross profit	128,592	128,297
Income (loss) from continuing operations	12,269	11,974
Income (loss) from continuing operations per common share(1):
Basic	$0.72	$0.70
Diluted	$0.64	$0.63
EBITDA	$37,691	$37,396
	2002
	As restated	As reported
Net product sales	$200,399	$201,641
Cost of sales	114,653	115,600
Gross profit	92,151	92,446
Interest and other income (expense), net	(5,955)	(3,362)
Income (loss) from continuing operations	(21,875)	(18,987)
Income (loss) from continuing operations per common share(1):
Basic	$(3.40)	$(3.11)
Diluted	$(3.40)	$(3.11)
EBITDA	$4,762	$7,650
	December 31, 2002
	As restated	As reported
Working capital	$27,685	$27,980
Total assets	357,255	357,746
Total stockholders' equity	162,609	162,904

(1)
Income (loss) from continuing operations per common share are computed as described in note 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Net Product Sales.    Net product sales increased by $86.6 million, or 43%, to $287.0 million in 2003 from $200.4 million in 2002. Excluding the favorable impact of currency translation, net product sales in 2003 grew by approximately $78.1 million, or 39%, over 2002. The majority of the revenue increase resulted from our acquired businesses: (i) IMN, which we acquired in March 2002, contributed $12.6 million of such increase, (ii) Wampole, which we acquired in September 2002, contributed $33.3 million of such increase, including revenue from certain osteoporosis products acquired as part of our acquisition of Ostex in June 2003, (iii) ABI, which we acquired in August 2003, contributed $9.3 million of such increase, and (iv) the rapid diagnostic product lines from Abbott, which we acquired in September 2003, contributed $11.2 million of such increase. The remaining increase in net product sales from 2002 to 2003, or $11.7 million, primarily represents organic growth, including the launch of our new Clearblue Easy Digital pregnancy test in June 2003, and the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003.

        Net Product Sales by Business Segment.    Net product sales by business segment for 2003 and 2002 are as follows:

	2003	2002	% Increase
(in thousands)	(restated)
Consumer products	$198,693	$167,359	19%
Professional diagnostic products	88,291	33,040	167%

Total net product sales	$286,984	$200,399	43%

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

        Net Product Sales by Geographic Location.    Net product sales by geographic location for 2003 and 2002 are as follows:

	2003	2002	% Increase
(in thousands)	(restated)
United States	$182,580	$106,821	71%
Europe	69,594	67,863	3%
Other	34,810	25,715	35%

Total net product sales	$286,984	$200,399	43%

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

        Gross Profit from Net Product Sales.    Gross profit from net product sales represents total gross profits less gross profits associated with license revenue. Gross profit from net product sales increased by $33.5 million, or 38%, to $122.1 million in 2003 from $88.6 million in 2002. Consistent with the growth in net product sales, the increase of gross profit from net product sales primarily resulted from our acquisitions: (i) Wampole contributed $11.9 million of such increase, (ii) ABI contributed $2.4 million of such increase, and (iii) the rapid diagnostic product lines from Abbott contributed $4.3 million of such increase. The remaining increase in gross profit from net product sales from 2002 to 2003, or $14.9 million, primarily resulted from organic growth, including the launch of our new Clearblue Easy Digital pregnancy test in June 2003, and the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003.

        Overall gross margin from net product sales was 43% in 2003 compared to 44% in 2002. Gross margin was adversely impacted in 2003 by the continued weakening of the U.S. Dollar against the Euro and British Pound Sterling. Such movements in foreign exchange currencies negatively impacted the gross margin percentage for our products manufactured at our European subsidiaries and sold in U.S. Dollars. This currency impact had the effect of reducing gross margins by 1.7 percentage points from 2002 to 2003. In addition, the decline in overall gross margin from net product sales from 2002 to 2003 resulted from the Wampole business being included in our 2003 results for the full year, compared to only three months in our 2002 results and the addition of the acquired Abbott products, both of which, on average, have contributed lower gross margins than our other products. The impact of including the Wampole business for the full year and the Abbott business in our 2003 results was a 1.1 percentage point reduction in the overall gross margin percentage. Since we completed the Abbott transaction, Abbott has continued to distribute certain of the acquired products on our behalf and to manufacture certain of the acquired products for us under transition agreements. Over the course of 2004, we will transfer all of the Abbott business to our existing manufacturing and distribution networks and, by doing so, we expect the gross margins on the acquired Abbott products to increase during 2004. Partially offsetting the negative impact to gross margin due to foreign currency movements and the Wampole and Abbott products were sales of our Clearblue Easy Digital pregnancy test in 2003, which generated a higher than average margin as compared to some of our other consumer products.

        Gross Profit from Net Product Sales by Business Segment.    Gross profit from net product sales by business segment for 2003 and 2002 are as follows:

	2003	2002	% Increase
(in thousands)	(restated)
Consumer products	$85,487	$72,961	17%
Professional diagnostic products	36,637	15,688	134%

Total gross profit from net product sales	$122,124	$88,649	38%

        The increase in gross profit from our consumer product sales from 2002 to 2003 primarily resulted from the organic growth in our women's health care business, including the launch of our Clearblue Easy Digital pregnancy test in June 2003, and our acquisition of Abbott's Fact plus line of consumer diagnostic pregnancy tests. We expect gross profit from our consumer product sales to continue to increase in 2004 as we continue the launch of our Clearblue Easy Digital pregnancy test and supply of Pfizer's digital and non-digital e.p.t pregnancy tests, the latter of which will begin in June 2004. Gross margin from our consumer product sales was 43% and 44% in 2003 and 2002, respectively. Movements in foreign currencies negatively impacted the gross margin from our consumer product sales by 2.4 percentage points for our products manufactured at our European subsidiaries and sold in U.S. Dollars. The negative impact of foreign currency movements on gross margin from our consumer products was basically offset by the organic growth in our women's health care sales, including the sales of our Clearblue Easy Digital pregnancy test, which generated a higher than average margin as compared to some of our other consumer products.

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

        Other Income (Expense), Net.    Other income (expense), net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net, are summarized as follows:

	2003	2002
(in thousands)		(restated)
Interest income	$1,043	$1,423
Foreign exchange gains and (losses), net	5	(1,618)
Other	5,393	9,309

Total other income (expense), net	$6,441	$9,114

        Interest income decreased by $380,000, or 27%, to $1.0 million in 2003 from $1.4 million in 2002. The decrease in interest income resulted from our lower average cash balance during 2003, as we had used a significant portion of our cash to help finance our acquisitions.

        A significant portion of other income (expense), net, generally represents foreign currency exchange gains and losses. In 2003, we recognized foreign exchange gains of $5,000 compared to losses of $1.6 million in 2002. The significant foreign exchange loss in 2002 resulted from the weakened U.S. Dollar against the Japanese Yen and Euro, as one of our bank loans, which was prepaid in November 2002, was denominated in Japanese Yen and certain receivables of our Irish subsidiary are denominated in U.S. Dollar while its functional currency is the Euro, respectively.

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

        Provision for Income Tax.    Provision for income taxes decreased by $1.5 million, or 56%, to $1.2 million in 2003 from $2.7 million in 2002. The effective tax rate was 9% in 2003 compared to 14% in 2002. The significant decrease in the effective tax rate from 2002 to 2003 related to the recognition and benefit of certain deferred tax assets. In 2003, we recognized $440,000 of benefit from the reduction of the valuation allowance on the net operating loss, or NOL, carry-forward of our Irish subsidiary due to our assessment that we would more likely than not realize the benefit of this NOL. In addition, we recognized $780,000 of tax benefit in the United Kingdom for the enhanced deduction for research and development activity at our Unipath operations. Lastly, as a result of certain favorable developments with foreign tax authorities in the fourth quarter of 2003, we recognized $645,000 of tax benefit in the United Kingdom from the use of interest expense to offset operating profits at our Unipath operations, which we had previously not benefited from. Of the 2003 provision for income taxes, $860,000 related to the Unipath business. The remaining businesses recorded state or local tax provisions totaling $340,000. We did not record any provision for U.S. federal income taxes because of the availability of NOL's and NOL carry-forwards. We currently anticipate our 2004 effective tax rate to be approximately 18%.

        Income (Loss) from Continuing Operations.    We generated income from continuing operations in 2003 of $12.3 million while in 2002 we generated a loss from continuing operations of $21.9 million. After taking into account charges for dividends, redemption premium and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had income from continuing operations available to common stockholders of $11.3 million and $11.5 million, or $0.72 and $0.64 per basic and diluted common share, respectively, in 2003 and a loss from continuing operations available to common stockholders of $33.8 million, or $3.40 per basic and diluted common share, in 2002. The addition of Wampole in September 2002 and the rapid diagnostic products from Abbott in September 2003 contributed an incremental income of $2.8 million and $4.1 million, respectively, in 2003 compared to 2002. The remaining income in 2003 and the significant losses in 2002 resulted predominantly from various non-cash, nonrecurring and/or infrequent gains and charges recorded in the respective years as described above and in the following section titled "Year Ended December 31, 2002 Compared to Year Ended December 31, 2001." See note 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the calculation of earnings per share.

        EBITDA.    EBITDA represents income (loss) from continuing operations before interest, income taxes, depreciation and amortization. We generated EBITDA in 2003 of $37.7 million while in 2002 we generated EBITDA of $4.8 million. The fluctuation in EBITDA from 2002 to 2003 partially resulted from the addition of Wampole in September 2002 and the rapid diagnostic products from Abbott in September 2003, which contributed an incremental EBITDA of $6.4 million and $4.3 million, respectively, in 2003 compared to 2002. The remaining increase in EBITDA from 2002 to 2003 resulted from various non-cash, nonrecurring and/or infrequent gains and charges recorded in the respectively years as described above and in the following section titled "Year Ended December 31, 2002 Compared to Year Ended December 31, 2001", excluding depreciation and amortization of $15.6 million and $10.3 million in 2003 and 2002, respectively. See footnote 3 to the selected consolidated financial data table included under Item 6 of this Annual Report on Form 10-K for (i) a reconciliation of income (loss) from continuing operations to EBITDA and (ii) the reasons why our management believes that the presentation of EBITDA provides useful information to investors regarding our financial condition and results of operations.

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

        Net Income (Loss).    We generated net income in 2003 of $12.3 million while in 2002 we generated a net loss of $34.0 million. After taking into account charges for dividends, redemption premium and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had net income available to common stockholders of $11.3 million and $11.5 million, or $0.72 and $0.64 per basic and diluted common share, respectively, in 2003 and a loss available to common stockholders of $46.0 million, or $4.62 per basic and diluted common share, in 2002. The addition of Wampole in September 2002 and the rapid diagnostic products from Abbott in September 2003 contributed an incremental income of $2.8 million and $4.1 million, respectively, in 2003 compared to 2002. The remaining income in 2003 and the significant losses in 2002 resulted predominantly from various non-cash, nonrecurring and/or infrequent gains and charges as described above and in the following section titled "Year Ended December 31, 2002 Compared to Year Ended December 31, 2001." See note 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the calculation of earnings per share.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net Product Sales.    Net product sales increased by $153.1 million, or 324%, to $200.4 million in 2002 from $47.3 million in 2001. The significant increase resulted predominantly from our acquisitions of the Unipath business, IMN and Wampole. The Unipath business, which primarily includes our Clearblue products, contributed $88.4 million to our growth in net product sales, as it generated net product sales of $90.5 million in 2002, compared to only $2.2 million in 2001 (because it was acquired late 2001). IMN and Wampole contributed $43.4 million and $12.5 million, respectively, to our growth of net product sales in 2002 since their respective acquisition dates. Our business units that existed prior to these acquisitions also contributed $4.8 million of the growth in net product sales in 2002, or a 11% growth from their 2001 net product sales, which primarily resulted from an increase in sales volume in private label home pregnancy detection and ovulation prediction tests and a change in product sales mix, as well as increased advertising efforts relating to our nutritional supplements. Additionally, our subsidiary in Ireland contributed a one-time $4.0 million net product sales increase during 2002 through its diabetes-related packaging contract with a subsidiary of Johnson & Johnson. This packaging contract, which generated net product sales of $5.1 million in 2002 and $1.1 million in 2001, was a transitional service arrangement arising out of the November 21, 2001 split-off and merger transaction, in which Johnson & Johnson acquired IMT. The transitional service arrangement, together with the revenue generated therefrom, terminated in August 2002.

        Net Product Sales by Business Segment.    Net product sales by business segment for 2002 and 2001 are as follows:

	2002	2001	% Increase
(in thousands)	(restated)
Consumer products	$167,359	$36,677	356%
Professional diagnostic products	33,040	10,591	212%

Total net product sales	$200,399	$47,268	324%

        The growth in net product sales from our consumer products was primarily the result of our acquisitions of the Unipath business and IMN. The increase in net product sales from our professional diagnostic products was primarily the result of our acquisitions of the Unipath business and Wampole.

        Net Product Sales by Geographic Location.    Net product sales by geographic location for 2002 and 2001 are as follows:

	2002	2001	% Increase
(in thousands)	(restated)
United States	$106,821	$33,269	221%
Europe	67,863	6,800	898%
Other	25,715	7,199	257%

Total net product sales	$200,399	$47,268	324%

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

        Gross Profit from Net Product Sales.    Gross profit from net product sales increased by $68.0 million, or 330%, to $88.6 million in 2002 from $20.6 million in 2001. Total gross margin from net product sales was 44% in both 2002 and 2001. Consistent with the growth in net product sales, the increase in gross profit was primarily due to our acquisitions of the Unipath business, IMN and Wampole, which contributed increases of gross profit from net product sales of $52.3 million, $4.5 million and $4.9 million, respectively, in 2002. Sales of our private label home pregnancy detection and ovulation prediction tests contributed $3.2 million to the increase in gross profit from net product sales as a result of volume-related sales growth and manufacturing efficiencies. Our branded nutritional supplements net product sales increase, together with reduced returns as a result of the change in product mix, contributed $3.2 million of the increase in gross profit from net product sales.

        Gross Profit from Net Product Sales by Business Segment.    Gross profit from net product sales by business segment for 2002 and 2001 are as follows:

	2002	2001	% Increase
(in thousands)	(restated)
Consumer products	$72,961	$14,999	386%
Professional diagnostic products	15,688	5,607	180%

Total gross profit from net product sales	$88,649	$20,606	330%

        Gross margin from our consumer product sales was 44% in 2002, compared to 41% in 2001. The increase in gross margin from our consumer product sales primarily resulted from the addition of the consumer diagnostic products we obtained in connection with our acquisition of the Unipath business. Gross margin from our professional diagnostic product sales was 47% in 2002, compared to 53% in 2001, which decrease resulted from the change in the product mix.

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

        Other Income (Expense), Net.    Other income (expense), net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net, are summarized as follows:

	2002	2001
(in thousands)	(restated)
Interest income	$1,423	$385
Foreign exchange gains and (losses), net	(1,618)	(727)
Other	9,309	(1,674)

Total other income (expense), net	$9,114	$(2,016)

        Interest income increased by $1.0 million, or 264%, to $1.4 million in 2002 from $385,000 in 2001. The increase in interest income resulted from higher average cash balances during a portion of 2002 due to a follow-on public offering of 1.6 million shares of our common stock at $23 per share in May 2002 and a $41.4 million capitalization by our former parent, IMT, during our split-off from IMT in November 2001. During 2002, we incurred foreign exchange losses of $1.6 million, compared to losses of $727,000 during 2001. The increase in foreign exchange transaction losses in 2002 resulted from the weakened U.S. Dollar versus the Japanese Yen and Euro as one of our bank loans, which was prepaid in November 2002, was denominated in Japanese Yen and certain receivables of our Irish subsidiary are denominated in the U.S. Dollar while its functional currency is the Euro, respectively. Also included in other income (expense), net, in 2002 is a one-time non-cash gain of $9.6 million which resulted from the repurchase of the beneficial conversion feature associated with the early extinguishment of an issue of $20.0 million in subordinated promissory notes in March 2002 and a litigation settlement charge of $218,000. During 2001, we also recorded a litigation settlement charge of $1.7 million which is included in other income (expense), net.

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

        Income (Loss) from Continuing Operations.    In 2002, we generated a loss from continuing operations of $21.9 million. After taking into account charges for dividends, redemption premium and amortization of discounts in the form of beneficial conversion feature with respect to our Series A redeemable convertible preferred stock, we had a loss from continuing operations available to common stockholders of $33.8 million, or $3.40 per basic and diluted share, in 2002. In 2001, we generated a loss from continuing operations of $24.8 million, or $3.89 per basic and diluted share. The losses in 2002 and 2001 resulted from various factors as described above.

        EBITDA.    EBITDA represents income (loss) from continuing operations before interest, income taxes, depreciation and amortization. We generated EBITDA in 2002 of $4.8 million while in 2001 we generated EBITDA of $(17.5) million. Most significantly, the increase in EBITDA from 2001 to 2002 resulted from the addition of the Unipath business in December 2001, which contributed an incremental EBITDA of $13.3 million in 2002 compared to 2001. The remaining fluctuation in EBITDA from 2001 to 2002 resulted from various factors as described above, excluding depreciation and amortization of $10.3 million and $3.2 million in 2002 and 2001, respectively. See footnote 3 to the selected consolidated financial data table included under Item 6 of this Annual Report on Form 10-K for (i) a reconciliation of income (loss) from continuing operations to EBITDA and (ii) the reasons why our management believes that the presentation of EBITDA provides useful information to investors regarding our financial condition and results of operations.

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

        Net Income (Loss).    We generated a net loss of $34.0 million in 2002. After taking into account charges for dividends, redemption premium and amortization of discounts in the form of beneficial conversion feature with respect to our Series A redeemable convertible preferred stock, we had a net loss available to common stockholders of $46.0 million, or $4.62 per basic and diluted share, in 2002. The net loss in 2002 resulted from various factors as described above. In 2001, we generated a net loss of $24.7 million, or $3.88 per basic and diluted share. In 2001, there were no dividends or discounts that would have reduced net loss available to common stockholders. See notes 1, 2(k) and 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the calculation of earnings per share.

Supplementary Quarterly Financial Information

        As discussed on page 25 of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 2(q) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we restated our previously issued consolidated financial statements as of and for the year ended December 31, 2002 to reverse a realized foreign exchange gain of $2.6 million related to the repayment of a portion of a long-term intercompany loan that had previously been reported in interest expense and other expenses, net, and to instead reflect the change in value of the intercompany loan prior to repayment as a component of accumulated other comprehensive income. In connection with this restatement, we also restated our previously issued consolidated financial statements for the quarterly impacts of certain adjustments related to sales cut-off and sales incentive allowances, the effects of which on operating results had previously been corrected in the periods in which they had been identified rather than in the periods to which they related.

        The restatements discussed above affected the first quarter of 2003 and the four quarters of 2002. The following presents selected quarterly financial data for each of the quarters in the years ended December 31, 2003 and 2002 with comparisons of restated amounts to previously reported amounts, where applicable.

(in thousands, except per share data)

	2003
	First Quarter		Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
	As Restated	As Reported
Net revenue	$65,102	$64,807	$65,717	$72,393	$93,500
Gross profit	29,830	29,535	28,674	31,491	38,597
Income (loss) before accounting change	2,293	1,998	5,602	1,662	2,712
Net income (loss)	2,293	1,998	5,602	1,662	2,712
Income (loss) before accounting change available to common stockholders(1):
Basic	2,120	1,824	5,461	1,519	2,212
Diluted	2,164	1,824	5,610	1,519	2,212
Income (loss) per common share before accounting change(1):
Basic	$0.15	$0.13	$0.39	$0.09	$0.12
Diluted	$0.14	$0.12	$0.34	$0.08	$0.11
	2002
	First Quarter(5)		Second Quarter(6)		Third Quarter		Fourth Quarter(7)
	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported
Net revenue	$36,025	$37,248	$51,735	$51,712	$53,522	$53,947	$65,522	$65,139
Gross profit	18,275	18,820	20,923	20,609	23,317	23,792	29,636	29,225
Interest and other income (expense), net	4,786	4,786	(3,044)	(3,044)	(2,159)	(2,159)	(5,538)	(2,945)
Income (loss) before accounting change	(19,854)	(19,309)	(2,374)	(2,688)	666	1,141	(313)	1,869
Net income (loss)	(32,002)	(31,457)	(2,374)	(2,688)	666	1,141	(313)	1,869
Income (loss) before accounting change available to common stockholders(1):
Basic	(21,383)	(20,838)	(4,647)	(4,961)	(7,200)	(6,725)	(593)	1,589
Diluted	(21,383)	(20,838)	(4,647)	(4,961)	(7,200)	(6,725)	(593)	1,589
Income (loss) per common share before accounting change(1):
Basic	$(3.02)	$(2.94)	$(0.55)	$(0.58)	$(0.70)	$(0.65)	$(0.04)	$0.12
Diluted	$(3.02)	$(2.94)	$(0.55)	$(0.58)	$(0.70)	$(0.65)	$(0.04)	$0.11

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

(7)
Included in loss before accounting change and net loss in the fourth quarter of 2002 is interest expense of $3.2 million related to an early extinguishment of debt.

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

Changes in Cash Position

        As of December 31, 2003, we had cash and cash equivalents of $24.6 million, a $6.0 million decrease, or 20%, from December 31, 2002. We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities, as well as contributions from our former parent prior to the split-off and merger transaction with Johnson & Johnson in November 2001. During 2003, we generated cash of $9.8 million from operating activities, which resulted from net income, adjusted for non-cash items, of $28.3 million, offset by a net working capital increase, excluding change in the cash balance, of $18.5 million. Our non-equity financing activities, primarily borrowings under our senior credit facility, net of scheduled principal repayments and financing fees, provided us with cash of $66.0 million during 2003. In addition, we received $4.0 million in proceeds from the exercises of common stock options and warrants during 2003.

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

        Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to approximately $46.2 million, $44.2 million and $4.8 million in 2003, 2002 and 2001, respectively, which had been recorded against product sales to derive our net product sales.

        Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $55.4 million and $36.9 million, net of allowances for doubtful accounts of $797,000 and $871,000, as of December 31, 2003 and 2002, respectively.

Valuation of Inventories

        We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers' demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers' demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $47.0 million and $37.0 million, net of a provision for excess and obsolete inventory of $2.1 million and $1.3 million, as of December 31, 2003 and 2002, respectively.

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

Certain Factors Affecting Future Results

        There are various risks, including those described below, which may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2 and 65 of this report.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The disclosure called for by paragraph (a) of Item 304 of Regulation S-K has been previously reported in (i) our Current Report on Form 8-K, dated and filed June 28, 2002, relating to our dismissal of Arthur Andersen LLP and our engagement of Ernst & Young LLP as our independent auditors, and (ii) our Current Report on Form 8-K, dated April 11, 2003 and initially filed on April 18, 2003, as amended on May 29, 2003, relating to the resignation of Ernst & Young LLP and our engagement of BDO Seidman, LLP as our independent auditors.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  1. Financial Statements.

        The financial statements listed below have been filed as part of this report on the pages indicated:

Report of Independent Auditors	F-2
Report of Independent Public Accountants	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2003 (restated), 2002 (restated) and 2001	F-5
Consolidated Balance Sheets as of December 31, 2003 (restated) and 2002 (restated)	F-6
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2003 (restated), 2002 (restated) and 2001	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 (restated), 2002 (restated) and 2001	F-10
Notes to Consolidated Financial Statements	F-13
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
*10.43	Commercial Lease, dated August 1, 1998, by and between The Chang Family Trust and Applied Biotech, Inc.
*10.44	Amendment to Commercial Lease, dated April , 2003, by and between The Chang Family Trust and Applied Biotech, Inc.
*10.45	Manufacturing, Packaging and Supply Agreement, dated as of June 6, 2003, among Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Unipath, Ltd. and Warner-Lambert Company LLC+
*10.46	First Amendment to Subordinated Promissory Notes, dated as of November 14, 2003
*10.47	First Amendment to Convertible Subordinated Promissory Notes, dated as of January 15, 2004
*14.1	Inverness Medical Innovations Business Conduct Guidelines
*21.1	List of Subsidiaries of the Company as of March 15, 2004
**23.1	Consent of BDO Seidman, LLP

**31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes
**31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes

*
Previously filed.
**
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

INVERNESS MEDICAL INNOVATIONS, INC.
Date: April 22, 2004	By:	/s/ RON ZWANZIGER Ron Zwanziger Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON ZWANZIGER Ron Zwanziger	Chief Executive Officer, President and Director (Principal Executive Officer)	April 22, 2004
/s/ CHRISTOPHER J. LINDOP Christopher J. Lindop	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 22, 2004
/s/ ERNEST A. CARABILLO, JR. Ernest A. Carabillo, Jr.	Director	April 22, 2004
/s/ CAROL R. GOLDBERG Carol R. Goldberg	Director	April 22, 2004
/s/ ROBERT P. KHEDERIAN Robert P. Khederian	Director	April 22, 2004
/s/ JOHN F. LEVY John F. Levy	Director	April 22, 2004
/s/ JERRY MCALEER Jerry McAleer	Director	April 22, 2004
/s/ JOHN A. QUELCH John A. Quelch	Director	April 22, 2004
/s/ DAVID SCOTT David Scott	Director	April 22, 2004
/s/ PETER TOWNSEND Peter Townsend	Director	April 22, 2004
/s/ ALFRED M. ZEIEN Alfred M. Zeien	Director	April 22, 2004

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Page
Report of Independent Auditors	F-2
Report of Independent Public Accountants	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2003 (restated), 2002 (restated) and 2001	F-5
Consolidated Balance Sheets as of December 31, 2003 (restated) and 2002 (restated)	F-6
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2003 (restated), 2002 (restated) and 2001	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 (restated), 2002 (restated) and 2001	F-10
Notes to Consolidated Financial Statements	F-13

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

        As discussed in Note 2(q) of the consolidated financial statements, the Company has restated its financial statements as of and for the years ended December 31, 2003 and 2002.

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

/s/ BDO Seidman, LLP
Boston, Massachusetts February 17, 2004 (except for the restatements discussed in Note 2(q), as to which the date is April 19, 2004)

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

ARTHUR ANDERSEN LLP
Boston, Massachusetts March 28, 2002

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	2003	2002	2001
	(restated)	(restated)
Net product sales	$286,984	$200,399	$47,268
License revenue	9,728	6,405	—

Net Revenue	296,712	206,804	47,268
Cost of sales	168,120	114,653	26,662

Gross profit	128,592	92,151	20,606

Operating expenses:
Purchased in-process research and development (Note 4(f))	—	—	6,980
Research and development	24,280	14,471	1,810
Sales and marketing	51,705	39,544	8,018
General and administrative	35,452	28,066	11,702
Charge related to asset impairment (Note 5)	—	12,682	—
Stock-based compensation (1) (Notes 1 and 12(c))	447	10,625	10,441

Total operating expenses	111,884	105,388	38,951

Operating income (loss)	16,708	(13,237)	(18,345)
Interest expense, including amortization of discounts (Note 6)	(9,711)	(15,069)	(2,294)
Other income (expense), net	6,441	9,114	(2,016)

Income (loss) from continuing operations before income taxes	13,438	(19,192)	(22,655)
Provision for income taxes	1,169	2,683	2,134

Income (loss) from continuing operations	12,269	(21,875)	(24,789)
Income from discontinued operations, net of taxes (Note 16(d))	—	—	58

Income (loss) before cumulative effect of a change in accounting principle	12,269	(21,875)	(24,731)
Cumulative effect of a change in accounting principle (Note 5)	—	(12,148)	—

Net income (loss)	$12,269	$(34,023)	$(24,731)

Income (loss) available to common stockholders—basic (Note 11):
Income (loss) from continuing operations	$11,311	$(33,823)	$(24,789)

Net income (loss)	$11,311	$(45,971)	$(24,731)

Income (loss) available to common stockholders—diluted (Note 11):
Income (loss) from continuing operations	$11,491	$(33,823)	$(24,789)

Net income (loss)	$11,491	$(45,971)	$(24,731)

Income (loss) per common share—basic (Notes 2(k) and 11):
Income (loss) from continuing operations	$0.72	$(3.40)	$(3.89)

Net income (loss)	$0.72	$(4.62)	$(3.88)

Income (loss) per common share—diluted (Notes 2(k) and 11):
Income (loss) from continuing operations	$0.64	$(3.40)	$(3.89)

Net income (loss)	$0.64	$(4.62)	$(3.88)

Weighted average shares—basic	15,711	9,940	6,368

Weighted average shares—diluted	17,834	9,940	6,368

(1) Stock-based compensation expense by statement of operations classifications is as follows:
Research and development	$87	$37	$9,346
Sales and marketing	—	26	—
General and administrative	360	10,562	1,095

Total stock-based compensation	$447	$10,625	$10,441

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2003	2002
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$24,622	$30,668
Accounts receivable, net of allowances of $7,492 and $7,538 at December 31, 2003 and 2002, respectively	55,418	36,904
Inventories	47,043	37,043
Deferred tax assets	1,178	2,137
Prepaid expenses and other current assets	10,599	6,456

Total current assets	138,860	113,208

Property, plant and equipment, net	56,999	46,029
Goodwill	233,792	108,915
Trademarks and trade names with indefinite lives	38,119	31,719
Core technology and patents, net	36,423	25,805
Other intangible assets, net	27,743	22,374
Deferred financing costs, net, and other non-current assets	7,457	4,908
Deferred tax assets	4,075	4,297

Total assets	$543,468	$357,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14,055	$17,200
Current portion of capital lease obligations	457	642
Accounts payable	38,006	29,229
Accrued expenses and other current liabilities	41,122	38,452

Total current liabilities	93,640	85,523

Long-term liabilities:
Long-term debt	159,838	84,533
Capital lease obligations	1,831	2,238
Deferred tax liabilities	9,118	9,365
Other long-term liabilities	3,307	3,936

Total long-term liabilities	174,094	100,072

Commitments and contingencies (Notes 8 and 10)
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,667 shares
Issued—2,527 shares at December 31, 2003 and 2002
Outstanding—208 and 323 shares at December 31, 2003 and 2002, respectively	6,185	9,051

Stockholders' equity:
Preferred stock, $0.001 par value: Authorized—2,333 shares, none issued	—	—
Common stock, $0.001 par value: Authorized—50,000 shares Issued and outstanding—19,640 and 14,907 shares at December 31, 2003 and 2002, respectively	20	15
Additional paid-in capital	341,703	251,457
Notes receivable from stockholders	(14,691)	(14,691)
Deferred compensation	—	(48)
Accumulated deficit	(69,296)	(80,608)
Accumulated other comprehensive income	11,813	6,484

Total stockholders' equity	269,549	162,609

Total liabilities and stockholders' equity	$543,468	$357,255

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
(in thousands, except per share amounts)

	Common Stock
				Notes Receivable from Stockholders			Accumulated Other Comprehensive Income
	Number of Shares	$0.001 Par Value	Additional Paid-in Capital		Deferred Compensation	Accumulated Deficit		Total Stockholders Equity	Comprehensive Income (Loss)
						(restated)	(restated)	(restated)	(restated)
BALANCE, DECEMBER 31, 2001	8,682	$9	$147,411	$(14,691)	$(10,145)	$(34,637)	$1,667	$89,614
Issuance of common stock, net of issuance costs of $2,521	1,600	2	34,277	—	—	—	—	34,279	$—
Exercise of common stock options and warrants	217	—	1,043	—	—	—	—	1,043	—
Conversion of series A redeemable convertible preferred stock to common stock	4,408	4	67,877	—	—	(8,811)	—	59,070	—
Excess of redemption value related to issuance of series A redeemable convertible preferred stock, net of issuance costs of $183 (Note 12(b))	—	—	4,610	—	—	—	—	4,610	—
Beneficial conversion feature on issuance of series A redeemable convertible preferred stock (Note 12(b))	—	—	2,867	—	—	—	—	2,867	—
Dividends related to series A redeemable convertible preferred stock (Note 12(b))	—	—	—	—	—	(326)	—	(326)	—
Redemption interest and amortization of beneficial conversion feature related to series A redeemable convertible preferred stock (Note 12(b))	—	—	—	—	—	(2,811)	—	(2,811)	—
Beneficial conversion feature related to early extinguishment of convertible debt (Note 6(g))	—	—	(9,600)	—	—	—	—	(9,600)	—
Warrants issued with subordinated debt (Note 6(b))	—	—	1,502	—	—	—	—	1,502	—
Fair value of assumed and issued fully-vested stock options related to acquisition of IVC Industries, Inc. (Note 4(e))	—	—	1,299	—	—	—	—	1,299	—
Stock-based compensation related to grants of common stock options and warrants to non-employees	—	—	477	—	—	—	—	477	—
Deferred compensation related to grants of common stock options to non-employees	—	—	51	—	(51)	—	—	—	—
Amortization of deferred compensation (Note 12(c))	—	—	—	—	10,148	—	—	10,148	—
Changes in net parent company investment	—	—	(357)	—	—	—	—	(357)	—
Changes in cumulative translation adjustment	—	—	—	—	—	—	4,817	4,817	4,817
Net loss	—	—	—	—	—	(34,023)	—	(34,023)	(34,023)

Total comprehensive loss									$(29,206)

BALANCE, DECEMBER 31, 2002	14,907	$15	$251,457	$(14,691)	$(48)	$(80,608)	$6,484	$162,609

        The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
(in thousands, except per share amounts)

	Common Stock
				Notes Receivable from Stockholders			Accumulated Other Comprehensive Income
	Number of Shares	$0.001 Par Value	Additional Paid-in Capital		Deferred Compensation	Accumulated Deficit		Total Stockholders Equity	Comprehensive Income (Loss)
						(restated)	(restated)	(restated)	(restated)
BALANCE, DECEMBER 31, 2002	14,907	$15	$251,457	$(14,691)	$(48)	$(80,608)	$6,484	$162,609
Issuance of common stock in connection with acquisitions and purchase of intellectual property, net of issuance costs of $50	4,068	4	80,220	—	—	—	—	80,224	$—
Exercise of common stock options and warrants	435	1	4,051	—	—	—	—	4,052	—
Conversion of series A redeemable convertible preferred stock to common stock (Note 12(b))	230	—	3,824	—	—	(362)	—	3,462	—
Dividends related to series A redeemable convertible preferred stock (Note 12(b))	—	—	—	—	—	(33)	—	(33)	—
Redemption interest and amortization of beneficial conversion feature related to series A redeemable convertible preferred stock (Note 12(b))	—	—	—	—	—	(562)	—	(562)	—
Fair value of assumed and fully-vested stock options and warrants related to acquisition of Ostex International, Inc. (Note 4(c))	—	—	1,752	—	—	—	—	1,752	—
Stock-based compensation related to grants of common stock options	—	—	399	—	—	—	—	399	—
Amortization of deferred compensation	—	—	—	—	48	—	—	48	—
Other	—	—	—	—	—	—	136	136	136
Pension liability adjustment (Note 8(b))	—	—	—	—	—	—	(434)	(434)	(434)
Changes in cumulative translation adjustment	—	—	—	—	—	—	5,627	5,627	5,627
Net income	—	—	—	—	—	12,269	—	12,269	12,269

Total comprehensive income									$17,598

BALANCE, DECEMBER 31, 2003	19,640	$20	$341,703	$(14,691)	$—	$(69,296)	$11,813	$269,549

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2003	2002	2001
	(restated)	(restated)
Cash Flows from Operating Activities:
Net income (loss)	$12,269	$(34,023)	$(24,731)
Income from discontinued operations	—	—	(58)

Net income (loss), excluding discontinued operations	12,269	(34,023)	(24,789)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest expense related to amortization of noncash original issue discount, noncash beneficial conversion feature and deferred financing costs	1,565	7,499	839
Noncash (income) expense related to interest rate swap agreement	(528)	1,223	—
Noncash stock-based compensation expense	447	10,625	10,441
Charge for in-process research and development	—	—	6,980
Noncash beneficial conversion feature related to early extinguishment of convertible debt	—	(9,600)	—
Noncash charge related to asset impairment and cumulative effect of a change in accounting principle	—	24,830	—
Depreciation and amortization	15,585	10,308	3,241
Deferred income taxes	(1,047)	26	419
Other noncash items	—	354	546
Capital contribution from Inverness Medical Technology, Inc. related to income taxes for Inverness Medical, Inc.	—	—	987
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(9,592)	1,227	1,756
Inventory	(2,054)	(2,090)	(223)
Prepaid expenses and other current assets	(4,102)	468	(1,817)
Accounts payable	6,715	8,847	(736)
Accrued expenses and other current liabilities	(9,457)	(10,558)	15,095
Due to Inverness Medical Technology, Inc. and affiliates	—	—	2,649

Net cash provided by continuing operations	9,801	9,136	15,388

Net cash used in discontinued operations	—	—	(1,170)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(11,135)	(6,077)	(3,594)
Proceeds from sale of property, plant and equipment	152	1,545	141
Cash paid for purchase of assets from Abbott Laboratories	(55,947)	—	—
Cash paid for purchase of Applied Biotech, Inc., net of cash acquired	(14,042)	—	—
Cash paid for purchase of Ostex International, Inc., net of cash acquired	(1,903)	—	—
Cash paid for purchase of the Wampole Division of MedPointe Inc.	(1,460)	(70,608)	—
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(535)	(7,112)	—
Cash paid for purchase of Unipath business, net of cash acquired	(649)	(2,832)	(146,154)
Cash paid for purchase of other businesses and intellectual property	(4,007)	—	—
Loan to Ostex International, Inc.	—	(1,000)	—
Decrease (increase) in other assets	396	(560)	129

Net cash used in investing activities	(89,130)	(86,644)	(149,478)

Cash Flows from Financing Activities:
Cash paid for financing costs	(4,533)	(3,975)	(2,196)
Proceeds from issuance of common stock, net of issuance costs	4,003	35,322	568
Proceeds from issuance of preferred stock, net of issuance costs	—	20,567	59,798
Net proceeds received under revolving line of credit	19,331	2,649	—
Proceeds from borrowings under notes payable	57,621	84,421	82,552
Repayments of notes payable	(5,785)	(82,240)	(4,307)
Principal payments of capital lease obligations	(651)	(494)	—
Contribution from Inverness Medical Technology, Inc.	—	—	47,659

Net cash provided by financing activities	69,986	56,250	184,074

Foreign exchange effect on cash and cash equivalents	3,297	(98)	138

Net (decrease) increase in cash and cash equivalents	(6,046)	(21,356)	48,952
Cash and cash equivalents, beginning of year	30,668	52,024	3,072

Cash and cash equivalents, end of year	$24,622	$30,668	$52,024

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

        The income and expense accounts of the Company's foreign subsidiaries are translated using the average rates of exchange during each reporting period. Net realized and unrealized foreign currency exchange transaction gains of $5 and losses of $1,618 and $727 during 2003, 2002 and 2001, respectively, are included as a component of other income (expense), net, in the accompanying consolidated statements of operations.

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

	$271,911

        The Company amortizes intangible assets with finite lives using the straight-line method over the above estimated useful lives of the respective intangible asset. The Company believes that the straight-

line method is appropriate, as it approximates the pattern in which economic benefits are consumed. Amortization expense of intangible assets, which amounted to $5,469, $3,944 and $1,377 in 2003, 2002 and 2001, respectively, is included in cost of sales and research and development in the accompanying consolidated statements of operations. The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years as of December 31, 2003:

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

        Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant date for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, the Company's net income (loss) would have been decreased (increased) to the pro forma amounts indicated as follows:

	2003	2002	2001
	(restated)	(restated)
Net income (loss)—as reported	$12,269	$(34,023)	$(24,731)
Stock-based employee compensation—as reported (a)	397	10,268	9,796
Pro forma stock-based employee compensation	(6,161)	(18,920)	(16,015)

Net income (loss)—pro forma	$6,505	$(42,675)	$(30,950)

Income (loss) per common share—basic
Net income (loss)—as reported	$0.72	$(4.62)	$(3.88)
Stock-based employee compensation—as reported	0.02	1.03	1.54
Pro forma stock-based employee compensation	(0.39)	(1.90)	(2.52)

Net income (loss) per share—pro forma	$0.35	$(5.49)	$(4.86)

Income (loss) per common share—diluted
Net income (loss)—as reported	$0.64	$(4.62)	$(3.88)
Stock-based employee compensation—as reported	0.02	1.03	1.54
Pro forma stock-based employee compensation	(0.34)	(1.90)	(2.52)

Net income (loss) per share—pro forma	$0.32	$(5.49)	$(4.86)

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

  (q) Restatements of 2003 and 2002 Financial Statements

        The Company restated its previously issued consolidated financial statements as of and for the year ended December 31, 2002 to reverse a realized foreign exchange gain of $2,593 related to the repayment of a portion of a long-term intercompany loan that had previously been reported in other income (expense), net, and to instead reflect the change in value of the intercompany loan prior to repayment as a component of accumulated other comprehensive income. In connection with this restatement, the Company also restated its previously issued consolidated financial statements for the quarterly impacts of certain adjustments related to sales cut-off and sales incentive allowances, the effects of which on operating results had previously been corrected in the periods in which they had been identified rather than in the periods to which they related.

        The following lists the accounts in the consolidated statements of operations and balance sheets that were affected by the restatements discussed above, with comparisons of the restated amounts to previously reported amounts, and the effect of such restatements on gross profit, income (loss) from continuing operations, net income (loss) and earnings (loss) per share.

	2003
	As restated	As reported
Net product sales	$286,984	$286,689
Gross profit	128,592	128,297
Income (loss) from continuing operations	12,269	11,974
Net income (loss)	12,269	11,974
Income (loss) per common share—basic:
Income (loss) from continuing operations	$0.72	$0.70
Net income (loss)	$0.72	$0.70
Income (loss) per common share—diluted:
Income (loss) from continuing operations	$0.64	$0.63
Net income (loss)	$0.64	$0.63
	December 31, 2003
	As restated	As reported
Accumulated deficit	$(69,296)	$(66,703)
Accumulated other comprehensive income	11,813	9,220

	2002
	As restated	As reported
Net product sales	$200,399	$201,641
Cost of sales	114,653	115,600
Gross profit	92,151	92,446
Other income (expense), net	9,114	11,707
Income (loss) from continuing operations	(21,875)	(18,987)
Net income (loss)	(34,023)	(31,135)
Income (loss) per common share—basic:
Income (loss) from continuing operations	$(3.40)	$(3.11)
Net income (loss)	$(4.62)	$(4.33)
Income (loss) per common share—diluted:
Income (loss) from continuing operations	$(3.40)	$(3.11)
Net income (loss)	$(4.62)	$(4.33)
December 31, 2002
As restated	As reported
Accounts receivable, net of allowances	$36,904	$37,283
Inventories	37,043	37,155
Accrued expenses and other current liabilities	38,452	38,648
Accumulated deficit	(80,608)	(77,720)
Accumulated other comprehensive income	6,484	3,891

        All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes hereto.

(3) Other Balance Sheet Information

        Components of selected captions in the consolidated balance sheets consist of:

	December 31,
	2003	2002
		(restated)
Inventory:
Raw materials	$19,606	$13,447
Work-in-process	12,631	7,076
Finished goods	14,806	16,520

	$47,043	$37,043

Property, plant and equipment:
Machinery, laboratory equipment and tooling	$51,428	$34,750
Buildings	8,919	8,726
Leasehold improvements	8,349	6,094
Computer software and equipment	5,505	4,741
Furniture and fixtures	2,714	2,120

	76,915	56,431
Less—Accumulated depreciation and amortization	19,916	10,402

	$56,999	$46,029

Accrued expenses and other current liabilities:
Compensation and compensation-related	$10,259	$8,851
Advertising and marketing	9,146	9,299
Professional fees	6,518	5,688
Royalty obligations	4,810	1,116
Other	10,389	13,498

	$41,122	$38,452

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

	2003	2002
	(unaudited and restated)
Pro forma net revenue	$350,123	$343,500

Pro forma income (loss) before accounting change	$15,056	$(15,801)
Cumulative effect of a change in accounting principle	—	(12,148)

Pro forma net income (loss)	$15,056	$(27,949)

Pro forma income (loss) available to common stockholders—basic:(1)
Pro forma income (loss) before accounting change	$14,099	$(27,749)

Pro forma net income (loss)	$14,099	$(39,897)

Pro forma income (loss) available to common stockholders—diluted:(1)
Pro forma income (loss) before accounting change	$14,279	$(27,749)

Pro forma net income (loss)	$14,279	$(39,897)

Pro forma income (loss) per common share—basic:
Pro forma income (loss) before accounting change	$0.78	$(2.01)

Pro forma net income (loss)	$0.78	$(2.90)

Pro forma income (loss) per common share—diluted:
Pro forma income (loss) before accounting change	$0.70	$(2.01)

Pro forma net income (loss)	$0.70	$(2.90)

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

(11)    Earnings Per Share

        The following table sets forth the computation of basic and diluted income (loss) per share:

	2003	2002	2001
	(restated)	(restated)
Numerator:
Income (loss) from continuing operations	$12,269	$(21,875)	$(24,789)
Dividends, redemption interest and amortization of beneficial conversion feature related to Series A Preferred Stock (Note 12(b))	(958)	(11,948)	—

Income (loss) from continuing operations available to common stockholders	11,311	(33,823)	(24,789)

Income from discontinued operations	—	—	58
Income (loss) before accounting change available to common stockholders	11,311	(33,823)	(24,731)
Cumulative effect of a change in accounting principle	—	(12,148)	—

Net income (loss) available to common stockholders—basic	11,311	(45,971)	(24,731)
Interest related to convertible debt	180	—	—

Net income (loss) available to common stockholders—diluted	$11,491	$(45,971)	$(24,731)

Denominator:
Denominator for basic income (loss) per share—weighted average shares (Note 2(k))	15,711	9,940	6,368
Effect of dilutive securities:	—	—
Employee stock options	635	—	—
Warrants	213	—	—
Restricted stock and escrow shares	931	—	—
Convertible promissory notes	344	—	—

Potential dilutive common shares	2,123	—	—

Denominator for dilutive income (loss) per share—adjusted weighted average shares and assumed conversions	17,834	9,940	6,368

Income (loss) per share—basic:
Income (loss) from continuing operations	$0.72	$(3.40)	$(3.89)
Income from discontinued operations	—	—	0.01

Income (loss) before accounting change	0.72	(3.40)	(3.88)
Cumulative effect of a change in accounting principle	—	(1.22)	—

Net income (loss)	$0.72	$(4.62)	$(3.88)

Income (loss) per share—diluted:
Income (loss) from continuing operations	$0.64	$(3.40)	$(3.89)
Income from discontinued operations	—	—	0.01

Income (loss) before accounting change	0.64	(3.40)	(3.88)
Cumulative effect of a change in accounting principle	—	(1.22)	—

Net income (loss)	$0.64	$(4.62)	$(3.88)

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

	Cumulative Translation Adjustment (Note 2(b))	Pension Liability Adjustment (Note 8(b))	Other(i)	Accumulated Other Comprehensive Income(ii)
	(restated)			(restated)
Balance at December 31, 2000	$766	$—	$—	$766
Period change	901	—	—	901

Balance at December 31, 2001	1,667	—	—	1,667
Period change	4,817	—	—	4,817

Balance at December 31, 2002	6,484	—	—	6,484
Period change	5,627	(434)	136	5,329

Balance at December 31, 2003	$12,111	$(434)	$136	$11,813

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

	2003	2002	2001
	(restated)	(restated)
United States	$279	$(24,672)	$(13,686)
Foreign	13,159	5,480	(8,969)

	$13,438	$(19,192)	$(22,655)

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

        The following table presents the components of the Company's provision for income taxes:

	2003	2002	2001
Current—
Federal	$—	$—	$1,062
State	419	322	620
Foreign	1,465	2,357	33

	1,884	2,679	1,715

Deferred—
Federal	—	—	320
State	—	—	99
Foreign	(715)	4	—

	(715)	4	419

Total tax provision	$1,169	$2,683	$2,134

        The following table presents a reconciliation from the U.S. statutory tax rate to the Company's effective tax rate from continuing operations:

	2003	2002	2001
		(restated)
Statutory rate	35%	(34)%	(34)%
Effect of losses and expenses not benefited	1	17	5
Rate differential on foreign earnings	(22)	(15)	2
Research and development benefit	(6)	—	—
State income taxes, net of federal benefit	3	2	2
Change in valuation allowance	(2)	44	34

Effective tax rate	9%	14%	9%

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

        Revenues are attributed to geographic areas based on where the customer is located. Segment information for 2003, 2002, and 2001 are as follows:

2003	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
	(restated)			(restated)
Net revenue to external customers	$206,514	$90,198	$—	$296,712
EBITDA	27,001	14,507	(3,817)	37,691
Depreciation and amortization	10,944	4,495	146	15,585
Interest income	220	58	765	1,043
Interest expense	1,280	2,628	5,803	9,711
Provision for income taxes	1,333	857	(1,021)	1,169
Income (loss) from continuing operations	13,664	6,585	(7,980)	12,269
Stock-based compensation	92	12	343	447
Assets	286,166	253,207	4,095	543,468
Expenditures for property, plant and equipment	7,408	3,166	561	11,135

2002	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
	(restated)	(restated)		(restated)
Net revenue to external customers	$172,499	$34,305	$—	$206,804
EBITDA	6,716	5,647	(7,601)	4,762
Depreciation and amortization	7,771	2,090	447	10,308
Interest income	287	29	1,107	1,423
Interest expense	5,249	1,702	8,118	15,069
Provision for income taxes	2,024	823	(164)	2,683
Loss (income) from continuing operations	(8,041)	1,061	(14,895)	(21,875)
Charge related to asset impairment	12,682	—	—	12,682
Stock-based compensation	—	—	10,625	10,625
Assets	220,223	107,698	29,334	357,255
Expenditures for property, plant and equipment	4,420	1,475	182	6,077
2001	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
Net revenue to external customers	$36,677	$10,591	$—	$47,268
EBITDA	5,537	(1,475)	(21,567)	(17,505)
Depreciation and amortization	2,083	431	727	3,241
Interest income	89	11	285	385
Interest expense—
External	1,117	205	703	2,025
To IMT	115	—	154	269

Total interest expense	1,232	205	857	2,294
Provision for income taxes	1,966	18	150	2,134
Income (loss) from continuing operations	345	(2,118)	(23,016)	(24,789)
Charge for in-process research and development	6,980	—	—	6,980
Stock-based compensation	—	—	10,441	10,441
Income from discontinued operations	—	—	58	58
Assets	194,322	42,024	42,175	278,521
Expenditures for property, plant and equipment	2,372	394	828	3,594

	2003	2002	2001
	(restated)	(restated)
Reconciliation of EBITDA to Income (Loss) from Continuing Operations
EBITDA	$37,691	$4,762	$(17,505)
Depreciation and amortization expense	(15,585)	(10,308)	(3,241)
Interest expense, net of interest income	(8,668)	(13,646)	(1,909)
Income taxes	(1,169)	(2,683)	(2,134)

Income (loss) from continuing operations	$12,269	$(21,875)	$(24,789)

        Income (loss) from continuing operations includes the following non-cash or unusual items. No adjustments to EBITDA have been made for these items.

	2003	2002	2001
Non-cash stock-based compensation	$447	$10,625	$10,441
Settlement with Unilever	(3,803)	—	—
Impairment of intangible assets	—	12,682	—
Gain from repurchase of beneficial conversion feature	—	(9,600)	—
Purchased in-process research and development charge	—	—	6,980

Total	$(3,356)	$13,707	$17,421

	2003	2002	2001
	(restated)	(restated)
Revenue by Geographic Area
United States	$189,558	$110,539	$33,269
Europe	71,099	69,373	6,800
Other	36,055	26,892	7,199

	$296,712	$206,804	$47,268

	December 31,
	2003	2002
Long-lived Tangible Assets by Geographic Area
United States	$28,458	$23,272
United Kingdom	22,981	18,333
Ireland	3,557	3,194
Other	2,003	1,230

	$56,999	$46,029

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

	Balance at Beginning of Period	Provision	Amounts Charged Against Reserves	Balance at End of Period
Year ended December 31, 2001	$1,742	$10,590	$(9,737)	$2,595
Year ended December 31, 2002 (restated)	2,595	20,470	(15,527)	7,538
Year ended December 31, 2003 (restated)(1)	7,538	19,617	(19,663)	7,492

(1)
The amount charged against reserves for the year ended December 31, 2003 and the accounts receivable reserve balance as of December 31, 2003 have been corrected to reflect an error in the previous presentation of such amounts. This error involved the summarization of amounts for disclosure purposes only and does not impact reported consolidated results of operations or financial position.

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$22,717	$111,264	$196,268	$(43,265)	$286,984
License revenue	—	401	9,327	—	9,728

Net Revenue	22,717	111,665	205,595	(43,265)	296,712
Cost of sales	19,964	70,158	119,996	(41,998)	168,120

Gross profit	2,753	41,507	85,599	(1,267)	128,592
Operating expenses:
Research and development	486	1,652	22,142	—	24,280
Sales and marketing	2,062	22,141	27,502	—	51,705
General and administrative	7,397	6,906	21,149	—	35,452
Stock-based compensation	447	—	—	—	447

Total operating expenses	10,392	30,699	70,793	—	111,884

Operating (loss) income	(7,639)	10,808	14,806	(1,267)	16,708
Equity in earnings (losses) of subsidiaries, net of tax	18,431	—	—	(18,431)	—
Interest expense, including amortization of discounts (Note 6)	(3,711)	(2,518)	(4,560)	1,078	(9,711)
Other income (expense), net	5,239	202	2,078	(1,078)	6,441

Income (loss) before income taxes	12,320	8,492	12,324	(19,698)	13,438
Provision for income taxes	51	777	185	156	1,169

Net income (loss)	$12,269	$7,715	$12,139	$(19,854)	$12,269

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2002
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$22,639	$47,683	$164,590	$(34,513)	$200,399
License revenue	—	—	6,405	—	6,405

Net Revenue	22,639	47,683	170,995	(34,513)	206,804
Cost of sales	18,616	28,453	99,362	(31,778)	114,653

Gross profit	4,023	19,230	71,633	(2,735)	92,151
Operating expenses:
Research and development	1,074	116	13,281	—	14,471
Sales and marketing	2,229	13,586	23,729	—	39,544
General and administrative	6,269	2,921	18,876	—	28,066
Charge related to asset impairment (Noted 5)	—	12,682	—	—	12,682
Stock-based compensation (Note 12(c))	10,625	—	—	—	10,625

Total operating expenses	20,197	29,305	55,886	—	105,388

Operating (loss) income	(16,174)	(10,075)	15,747	(2,735)	(13,237)
Equity in (losses) earnings of subsidiaries, net of tax	(21,062)	—	—	21,062	—
Interest expense, including amortization of discounts (Note 6)	(8,039)	(194)	(7,244)	408	(15,069)
Other income (expense), net	11,088	120	(1,686)	(408)	9,114

(Loss) income before income taxes	(34,187)	(10,149)	6,817	18,327	(19,192)
(Benefit) provision for income taxes	(164)	325	2,551	(29)	2,683

(Loss) income before cumulative effect of a change in accounting principle	(34,023)	(10,474)	4,266	18,356	(21,875)
Cumulative effect of a change in accounting principle (Note 5)	—	(12,148)	—	—	(12,148)

Net (loss) income	$(34,023)	$(22,622)	$4,266	$18,356	$(34,023)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2001
(unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$1,836	$31,390	$23,332	$(9,290)	$47,268
License revenue	—	—	—	—	—

Net Revenue	1,836	31,390	23,332	(9,290)	47,268
Cost of sales	1,752	20,463	13,317	(8,870)	26,662

Gross profit	84	10,927	10,015	(420)	20,606
Operating expenses:
Purchased in-process research and development (Note 4(f))	—	—	6,980	—	6,980
Research and development	12	—	1,798	—	1,810
Sales and marketing	362	3,920	3,736	—	8,018
General and administrative	4,675	3,900	3,127	—	11,702
Stock-based compensation (Notes 1 and 12(c))	10,441	—	—	—	10,441

Total operating expenses	15,490	7,820	15,641	—	38,951

Operating (loss) income	(15,406)	3,107	(5,626)	(420)	(18,345)
Equity in (losses) earnings of subsidiaries, net of tax	(8,896)	—	—	8,896	—
Interest expense, including amortization of discounts (Note 6)	(565)	(1,187)	(543)	1	(2,294)
Other income (expense), net	286	79	(2,380)	(1)	(2,016)

(Loss) income from continuing operations before income taxes	(24,581)	1,999	(8,549)	8,476	(22,655)
Provision for income taxes	150	1,951	33	—	2,134

(Loss) income from continuing operations	(24,731)	48	(8,582)	8,476	(24,789)
Income (loss) from discontinued operations, net of taxes (Note 16(d))	—	310	(252)	—	58

Net (loss) income	$(24,731)	$358	$(8,834)	$8,476	$(24,731)

CONSOLIDATING BALANCE SHEET
December 31, 2003

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,708	$11,058	$11,856	$—	$24,622
Accounts receivable, net of allowances	3,915	29,505	21,998	—	55,418
Inventory	4,463	19,737	28,980	(6,137)	47,043
Deferred tax assets	—	—	1,178	—	1,178
Prepaid expenses and other current assets	1,365	1,507	7,727	—	10,599
Intercompany receivables	6,073	5,114	8,911	(20,098)	—

Total current assets	17,524	66,921	80,650	(26,235)	138,860

Property, plant and equipment, net	1,199	9,631	46,169	—	56,999
Goodwill	48,704	81,907	103,181	—	233,792
Trademarks and trade name with indefinite lives	—	9,092	29,027	—	38,119
Core technology and patents, net	8,193	293	27,937	—	36,423
Other intangible assets, net	6,437	14,198	7,108	—	27,743
Deferred financing costs, net, and other assets	2,015	4,150	1,292	—	7,457
Deferred tax assets	621	1,132	2,322	—	4,075
Investment in subsidiaries	207,106	—	—	(207,106)	—
Intercompany notes receivable	120,918	94,208	—	(215,126)	—

Total assets	$412,717	$281,532	$297,686	$(448,467)	$543,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$14,055	$—	$14,055
Current portion of capital lease obligations	—	18	439	—	457
Accounts payable	4,448	11,431	22,127	—	38,006
Accrued expenses and other current liabilities	8,641	14,879	17,602	—	41,122
Intercompany payables	6,512	8,036	5,555	(20,103)	—

Total current liabilities	19,601	34,364	59,778	(20,103)	93,640

Long-term liabilities:
Long-term debt	34,056	91,974	33,808	—	159,838
Capital lease obligations	—	20	1,811	—	1,831
Deferred tax liabilities	—	1,752	7,366	—	9,118
Other liabilities	—	—	3,307	—	3,307
Intercompany notes payable	83,326	57,186	74,611	(215,123)	—

Total long-term liabilities	117,382	150,932	120,903	(215,123)	174,094

Series A redeemable convertible preferred stock	6,185	—	—	—	6,185

Stockholders' equity	269,549	96,236	117,005	(213,241)	269,549

Total liabilities and stockholders' equity	$412,717	$281,532	$297,686	$(448,467)	$543,468

CONSOLIDATING BALANCE SHEET
December 31, 2002
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,004	$16,069	$11,595	$—	$30,668
Accounts receivable, net of allowances	4,277	11,925	20,702	—	36,904
Inventory	4,759	11,285	26,055	(5,056)	37,043
Deferred tax assets	—	—	2,137	—	2,137
Prepaid expenses and other current assets	2,087	1,501	2,868	—	6,456
Intercompany receivables	12,482	20,176	14,368	(47,026)	—

Total current assets	26,609	60,956	77,725	(52,082)	113,208

Property, plant and equipment, net	1,005	2,703	42,321	—	46,029
Goodwill	18,106	35,362	55,447	—	108,915
Trademarks and trade name with indefinite lives	—	6,020	25,699	—	31,719
Core technology and patents, net	3,157	—	22,648	—	25,805
Other intangible assets, net	—	14,784	7,590	—	22,374
Deferred financing costs, net, and other assets	2,154	787	1,967	—	4,908
Deferred tax assets	223	2,691	1,227	156	4,297
Investment in subsidiaries	168,831	—	—	(168,831)	—
Intercompany notes receivable	13,380	—	43,263	(56,643)	—

Total assets	$233,465	$123,303	$277,887	$(277,400)	$357,255

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3,750	$13,450	$—	$17,200
Current portion of capital lease obligations	—	—	642	—	642
Accounts payable	3,857	6,111	19,261	—	29,229
Accrued expenses and other current liabilities	5,404	13,173	19,875	—	38,452
Intercompany payables	17,465	8,775	9,009	(35,249)	—

Total current liabilities	26,726	31,809	62,237	(35,249)	85,523

Long-term liabilities:
Long-term debt	33,856	16,250	34,427	—	84,533
Capital lease obligations	—	—	2,238	—	2,238
Deferred tax liabilities	—	2,915	6,450	—	9,365
Other liabilities	1,223	—	2,713	—	3,936
Intercompany notes payable	—	—	68,419	(68,419)	—

Total long-term liabilities	35,079	19,165	114,247	(68,419)	100,072

Series A redeemable convertible preferred stock	9,051	—	—	—	9,051

Stockholders' equity	162,609	72,329	101,403	(173,732)	162,609

Total liabilities and stockholders' equity	$233,465	$123,303	$277,887	$(277,400)	$357,255

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$12,269	$7,715	$12,139	$(19,854)	$12,269
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries, net of tax	(18,431)	—	—	18,431	—
Interest expense related to amortization of noncash original issue discount, noncash beneficial conversion feature and deferred financing costs	454	504	607	—	1,565
Noncash gain related to interest rate swap agreement	(528)	—	—	—	(528)
Noncash stock-based compensation expense	447	—	—	—	447
Depreciation and amortization	958	3,266	11,361	—	15,585
Deferred income taxes	(397)	(1,534)	727	157	(1,047)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	749	(9,462)	(450)	(429)	(9,592)
Inventory	295	(1,930)	(1,685)	1,266	(2,054)
Prepaid expenses and other current assets	(336)	279	(4,045)	—	(4,102)
Intercompany payable (receivable)	14,251	(39,188)	25,435	(498)	—
Accounts payable	(737)	3,851	1,667	1,934	6,715
Accrued expenses and other current liabilities	3,885	(6,038)	(7,304)	—	(9,457)

Net cash provided by (used in) operating activities	12,879	(42,537)	38,452	1,007	9,801

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the Year Ended December 31, 2003
(restated)

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2002
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(34,023)	$(22,622)	$4,266	$18,356	$(34,023)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in losses (earnings) of subsidiaries, net of tax	21,062	—	—	(21,062)	—
Interest expense related to amortization of noncash original issue discount, noncash beneficial conversion feature and deferred financing costs	4,780	34	2,685	—	7,499
Noncash charge related to interest rate swap agreement	1,223	—	—	—	1,223
Noncash stock-based compensation expense	10,625	—	—	—	10,625
Noncash beneficial conversion feature related to early extinguishment of debt	(9,600)	—	—	—	(9,600)
Noncash charge related to asset impairment and cumulative effect of a change in accounting principle	—	24,830	—	—	24,830
Depreciation and amortization	570	924	8,814	—	10,308
Deferred income taxes	—	—	26	—	26
Other noncash items	—	—	354	—	354
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(5,232)	5,665	794	—	1,227
Inventory	(3,500)	(807)	1	2,216	(2,090)
Prepaid expenses and other current assets	1,348	(111)	(769)	—	468
Intercompany (receivable) payable	(2,762)	(17,564)	4,462	15,864	—
Accounts payable	3,185	1,683	3,979	—	8,847
Accrued expenses and other current liabilities	(11,489)	(627)	1,069	489	(10,558)

Net cash (used in) provided by operating activities	(23,813)	(8,595)	25,681	15,863	9,136

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the Year Ended December 31, 2002
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(189)	(377)	(5,511)	—	(6,077)
Proceeds from sale of property, plant and equipment	—	22	1,523	—	1,545
Cash paid for purchase of the Wampole Division of MedPointe Inc.	(66,708)	—	(3,900)	—	(70,608)
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(11,488)	—	4,376	—	(7,112)
Cash paid for purchase of Unipath business, net of cash acquired	(1,979)	—	(853)	—	(2,832)
Loan to Ostex International, Inc	(1,000)	—	—	—	(1,000)
(Increase) decrease in other assets	(564)	4	—	—	(560)

Net cash used in investing activities	(81,928)	(351)	(4,365)	—	(86,644)

Cash Flows from Financing Activities:
Cash paid for financing costs	(1,207)	(814)	(1,954)	—	(3,975)
Proceeds from issuance of common stock, net of issuance costs	35,322	—	—	—	35,322
Proceeds from issuance of preferred stock, net of issuance costs	20,567	—	—	—	20,567
Net proceeds received under revolving line of credit	—	—	2,649	—	2,649
Net proceeds from borrowings under notes payable	35,000	16,250	33,171	—	84,421
Repayments of notes payable	(20,000)	3,750	(65,990)	—	(82,240)
Principal payments of capital lease obligations	—	—	(494)	—	(494)

Net cash provided by (used in) financing activities	69,682	19,186	(32,618)	—	56,250

Foreign exchange effect on cash and cash equivalents	—	—	15,765	(15,863)	(98)

Net (decrease) increase in cash and cash equivalents	(36,059)	10,240	4,463	—	(21,356)
Cash and cash equivalents, beginning of year	39,063	5,829	7,132	—	52,024

Cash and cash equivalents, end of year	$3,004	$16,069	$11,595	$—	$30,668

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

EXPLANATORY NOTE
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