Form 10-Q
period 2004-03-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2004-05-10
CIK 1145460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2004
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The number of shares outstanding of the registrant's common stock as of May 6, 2004 was 20,097,766.

INVERNESS MEDICAL INNOVATIONS, INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2004

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in this quarterly report on Form 10-Q and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements" beginning on pages 37 and 52, respectively, in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

        References in this quarterly report on Form 10-Q to "we," "us," and "our" refer to Inverness Medical Innovations, Inc. and its subsidiaries.

        We have registered the following trademarks which appear in this quarterly report on Form 10-Q: Clearblue™, Clearblue Easy®, Fact plus®, Persona®, Posture®, Clearview®, Wampole®, Testpack™, and Signify®.

        The following are registered trademarks of parties other than us: Abbott®, Abbott TestPack®, Abbott TestPack plus® and e.p.t.®.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
		(restated)
Net product sales	$88,201	$62,979
License revenue	2,500	2,123

Net revenue	90,701	65,102
Cost of sales	53,741	35,272

Gross profit	36,960	29,830

Operating expenses:
Research and development	7,423	4,685
Sales and marketing	13,551	11,541
General and administrative	11,320	8,366
Stock-based compensation(1)	—	6

Total operating expenses	32,294	24,598

Operating income	4,666	5,232
Interest expense, including amortization of discounts and write-off of deferred financing costs (Note 8)	(7,770)	(2,371)
Other income, net	447	288

(Loss) income before income taxes	(2,657)	3,149
Income tax (benefit) provision	(478)	856

Net (loss) income	$(2,179)	$2,293

Net (loss) income available to common stockholders—basic (Note 5)	$(2,928)	$2,120

Net (loss) income available to common stockholders—diluted (Note 5)	$(2,928)	$2,164

Net (loss) income per common share—basic (Note 5)	$(0.15)	$0.15

Net (loss) income per common share—diluted (Note 5)	$(0.15)	$0.14

Weighted average shares—basic (Note 5)	19,216	13,800

Weighted average shares—diluted (Note 5)	19,216	15,795

(1)
The charge for stock-based compensation for the three months ended March 31, 2003 was classified as general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$26,142	$24,622
Accounts receivable, net of allowances of $5,587 at March 31, 2004 and $7,492 at December 31, 2003	55,560	55,418
Inventories	50,772	47,043
Deferred tax assets	2,520	1,178
Prepaid expenses and other current assets	10,019	10,599

Total current assets	145,013	138,860

Property, plant and equipment, net	58,219	56,999
Goodwill	234,403	233,792
Trademarks and trade names with indefinite lives	38,136	38,119
Core technology and patents, net	36,239	36,423
Other intangible assets, net	26,907	27,743
Deferred financing costs, net, and other non-current assets	9,086	7,457
Deferred tax assets	4,086	4,075

Total assets	$552,089	$543,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,200	$14,055
Current portion of capital lease obligations	466	457
Accounts payable	32,375	38,006
Accrued expenses and other current liabilities	41,318	41,122

Total current liabilities	87,359	93,640

Long-term liabilities:
Long-term debt, net of current portion	176,042	159,838
Capital lease obligations, net of current portion	1,715	1,831
Deferred tax liabilities	9,167	9,118
Other long-term liabilities	3,356	3,307

Total long-term liabilities	190,280	174,094

Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,667 shares
Issued—2,527 shares at March 31, 2004 and December 31, 2003 Outstanding—none at March 31, 2004 and 208 shares at December 31, 2003.	—	6,185

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized—2,333 shares, none issued
Common stock, $0.001 par value:
Authorized—50,000 shares
Issued and outstanding—20,098 at March 31, 2004 and 19,640 shares at December 31, 2003	20	20
Additional paid-in capital	349,159	341,703
Notes receivable from stockholders	(14,691)	(14,691)
Accumulated deficit	(72,224)	(69,296)
Accumulated other comprehensive income	12,186	11,813

Total stockholders' equity	274,450	269,549

Total liabilities and stockholders' equity	$552,089	$543,468

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
		(restated)
Cash Flows from Operating Activities:
Net (loss) income	$(2,179)	$2,293
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest expense related to amortization and/or write-off of noncash original issue discount and deferred financing costs	3,311	325
Noncash charge related to interest rate swap agreement	64	130
Noncash stock-based compensation expense	—	6
Depreciation and amortization	4,724	3,397
Deferred income taxes	(1,342)	31
Other noncash items	(19)	47
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	23	204
Inventories	(3,441)	(3,094)
Prepaid expenses and other current assets	596	(1,494)
Accounts payable	(5,820)	(2,427)
Accrued expenses and other current liabilities	2,370	(7,150)

Net cash used in operating activities	(1,713)	(7,732)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(4,401)	(3,051)
Proceeds from sale of property, plant and equipment	28	35
Payments of transactional costs for previous acquisitions	(2,364)	(1,110)
Increase in other assets	(815)	(792)

Net cash used in investing activities	(7,552)	(4,918)

Cash Flows from Financing Activities:
Cash paid for financing costs	(4,666)	(87)
Proceeds from issuance of common stock, net of issuance costs	521	684
Proceeds from issuance of senior subordinated notes	150,000	—
Net (repayment) proceeds under revolving line of credit	(40,460)	2,382
Repayments of notes payable	(94,241)	(355)
Principal payments of capital lease obligations	(107)	(168)

Net cash provided by financing activities	11,047	2,456

Foreign exchange effect on cash and cash equivalents	(262)	2,896

Net increase (decrease) in cash and cash equivalents	1,520	(7,298)
Cash and cash equivalents, beginning of period	24,622	30,668

Cash and cash equivalents, end of period	$26,142	$23,370

Supplemental Disclosure of Noncash Activities:
Dividends, redemption interest and amortization of beneficial conversion feature related to preferred stock	$749	$173

Conversion of preferred stock to common stock	$6,934	$—

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation of Financial Information

        The accompanying consolidated financial statements of Inverness Medical Innovations, Inc. and its subsidiaries are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Our audited consolidated financial statements for the year ended December 31, 2003 included information and footnotes necessary for such presentation and were included in our annual report on Form 10-K/A filed with the Securities and Exchange Commission on April 22, 2004. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2003.

        In connection with our restatement for the year ended December 31, 2002, as discussed in our 2003 annual report on Form 10-K/A, we also restated our consolidated financial statements for the three months ended March 31, 2003 to reflect certain adjustments related to sales incentive allowances. Such adjustments are reflected in the accompanying consolidated financial statements for the three months ended March 31, 2003.

(2) Cash and Cash Equivalents

        We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2004, our cash equivalents consisted of money market funds.

(3) Inventories

        Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Raw materials	$19,949	$19,606
Work-in-process	13,896	12,631
Finished goods	16,927	14,806

	$50,772	$47,043

(4) Employee Stock-Based Compensation Arrangements

        For all periods presented in the accompanying unaudited consolidated financial statements, we accounted for our employee stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and in accordance with Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation. We

have elected to use the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure.

        Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, our net (loss) income would have been (increased) decreased to the pro forma amounts indicated as follows:

	Three Months Ended March 31,
	2004	2003 (b)
		(restated)
	(in thousands, except per share amounts)
Net (loss) income—as reported	$(2,179)	$2,293
Stock-based employee compensation—as reported (a)	—	1
Pro forma stock-based employee compensation	(1,603)	(1,200)

Net (loss) income—pro forma	$(3,782)	$1,094

(Loss) income per share—basic:
Net (loss) income per share—as reported	$(0.15)	$0.15
Stock-based employee compensation—as reported	—	—
Pro forma stock-based employee compensation	(0.09)	(0.08)

Net (loss) income per share—pro forma	$(0.24)	$0.07

(Loss) income per share—diluted:
Net (loss) income per share—as reported	$(0.15)	$0.14
Stock-based employee compensation—as reported	—	—
Pro forma stock-based employee compensation	(0.09)	(0.08)

Net (loss) income per share—pro forma	$(0.24)	$0.06

(a)
Stock-based employee compensation expense, as reported, primarily represents the amortization of deferred compensation of certain stock options that were granted to employees below fair market value. This amount excludes stock-based compensation expense recognized in connection with stock options that were granted to non-employees.

(b)
Pro forma stock-based employee compensation charge and related per share charge for the three months ended March 31, 2003 have been adjusted to reflect estimated tax benefits associated with such charge.

        We have computed the pro forma disclosures for stock options granted to employees after January 1, 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used were as follows:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	2.8-3.39%	2.5-3.1%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	49%	57%

        The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the three months ended March 31, 2004 and 2003 were $9.48 and $8.28, respectively.

(5) Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
		(restated)
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(2,179)	$2,293
Dividends, redemption interest and amortization of beneficial conversion feature related to Series A Preferred Stock	(749)	(173)

Net (loss) income available to common stockholders—basic	(2,928)	2,120
Interest related to convertible promissory notes	—	44

Net (loss) income available to common stockholders—diluted	$(2,928)	$2,164

Denominator:
Denominator for basic (loss) income per share—weighted average shares	19,216	13,800
Effect of dilutive securities:
Employee stock options	—	353
Warrants	—	140
Restricted stock and escrow shares	—	1,158
Convertible promissory notes	—	344

Dilutive potential common shares	—	1,995
Denominator for dilutive (loss) income per share—adjusted weighted average shares and assumed conversions	19,216	15,795

Net (loss) income per share—basic	$(0.15)	$0.15

Net (loss) income per share—diluted	$(0.15)	$0.14

        We had the following additional potential dilutive securities outstanding on March 31, 2004: (a) options and warrants to purchase an aggregate of 4.1 million shares of common stock at a weighted average exercise price of $15.83 per share, (b) 498,000 shares of unvested restricted common stock issued to certain executive officers, and (c) convertible promissory notes that are convertible into an aggregate of 344,000 shares of common stock. These potential dilutive securities were not included in the computation of diluted loss per share because the effect of including such potential dilutive securities would be antidilutive.

        We had the following potential dilutive securities outstanding on March 31, 2003: (a) options and warrants to purchase an aggregate of 1.4 million shares of common stock at a weighted average exercise price of $19.41 per share and (b) Series A Preferred Stock convertible into an aggregate of 646,000 shares of common stock. These potential dilutive securities were not included in the computation of diluted income per share because the effect of including the number of such potential dilutive securities in the denominator, together with the corresponding reversal of redemption interest and dividend charges in the numerator, would be antidilutive.

(6) Series A Redeemable Convertible Preferred Stock

        In January 2004, 208,000 shares of our series A redeemable convertible preferred stock ("Series A Preferred Stock") were converted into 416,000 shares of our common stock. For the three months ended March 31, 2004, we recorded $749,000 in related redemption interest and amortization of beneficial conversion feature, along with the acceleration of the remaining unamortized beneficial conversion feature upon the Series A Preferred Stock conversion. For the three months ended March 31, 2003, we recorded $173,000 in dividends, redemption interest and amortization of beneficial conversion feature related to our Series A Preferred Stock.

(7) Comprehensive Income or Loss

        Comprehensive income or loss represents net income or loss plus other comprehensive income or loss items. Our other comprehensive income or loss includes primarily foreign currency translation adjustments, and to a lesser extent, pension adjustments. For the three months ended March 31, 2004, we generated a comprehensive loss of $1.8 million and for the three months ended March 31, 2003, we generated comprehensive income of $2.3 million.

(8) 8.75% Senior Subordinated Notes

        On February 10, 2004, we completed the sale of $150.0 million of 8.75% senior subordinated notes (the "Bonds"), due 2012 in a private placement to qualified institutional buyers. Net proceeds from this offering amounted to $145.9 million which was net of underwriters' commissions of $4.1 million. Of the net proceeds, $125.3 million was used to repay all of the outstanding indebtedness and related financing fees under our primary senior credit facility and $9.2 million was used to prepay outstanding 9% subordinated promissory notes and related prepayment penalties. We retained the remaining unused proceeds for Bond offering expenses and general corporate purposes.

        The Bonds accrue interest from the date of their issuance, or February 10, 2004, at the rate of 8.75% per year. Interest on the Bonds will be payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2004. For the three months ended March 31, 2004, we recorded $1.9 million in interest expense, including amortization of deferred financing costs, related to the Bonds. We may redeem the Bonds, in whole or in part, at any time on or after February 15, 2008, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, prior to February 15, 2007, we may redeem up to 35% of the aggregate principal amount of the Bonds issued with the proceeds of qualified equity offerings at a redemption price equal to 108.75% of the principal amount, plus accrued and unpaid interest.

        The Bonds are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including the guarantee of all borrowings under our senior credit facilities. The Bonds are effectively subordinated to all existing and future liabilities, including trade payables, of those subsidiaries that do not guarantee the Bonds.

        The Bonds are guaranteed by all of our domestic subsidiaries that are guarantors or borrowers under the senior credit facilities which excludes our subsidiary IVC Industries, Inc. (d/b/a Inverness Medical Nutritionals Group or "IMN") in New Jersey. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the applicable guarantors, which includes their guarantees of, and borrowings under our senior credit facilities. See Note 13 for guarantor financial information.

        The indenture governing the Bonds contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries' ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets. These covenants are subject to certain exceptions and qualifications.

        On February 10, 2004, in connection with the prepayment of the outstanding balances under our primary senior credit facility and 9% subordinated promissory notes, we recorded additional interest expense of $3.5 million which consisted of a write-off of the remaining related unamortized deferred financing costs of $2.9 million, a financing fee of $450,000 paid to the banks in connection with our repayment of borrowings under our senior credit facility and a prepayment penalty of $180,000, which equated to 2% of the principal balance repaid under our 9% subordinated promissory notes.

(9) Restructuring Plans of Previous Acquisitions

        In connection with our acquisitions of Ostex International, Inc. ("Ostex"), IMN and certain entities, businesses and intellectual property of Unilever Plc (the "Unipath business"), we recorded restructuring costs as part of the respective aggregate purchase prices in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The following table sets forth the restructuring costs and balances recorded in connection with the restructuring activities of these acquired businesses:

	Balance at December 31, 2003	Costs Added to Purchase Price	Amounts Paid	Other(1)	Balance at March 31, 2004
	(in thousands)
Ostex	$2,086	$—	$(220)	$—	$1,866
IMN	519	—	(68)	—	451
Unipath business	1,347	—	—	36	1,383

Total restructuring costs	$3,952	$—	$(288)	$36	$3,700

(1)
Represents foreign currency translation adjustment.

        As a result of our acquisition of Ostex in June 2003, we established a restructuring plan whereby we will exit the current facilities of Ostex in Seattle, Washington, and combine such activities with our existing manufacturing and distribution facilities by mid-2004. Total severance costs associated with involuntarily terminated employees are estimated to be $1.6 million, of which $1.3 million has been paid as of March 31, 2004. We estimated costs to vacate the Ostex facilities to be approximately $100,000, none of which has been paid as of March 31, 2004. Additionally, the remaining costs to exit operations, primarily facilities lease commitments, are estimated at $1.9 million, of which $531,000 has been paid as of March 31, 2004. Although we believe our plan and estimated exit costs are reasonable, actual spending for exit activities may differ from current estimated exit costs, which might impact the final aggregate purchase price.

        In connection with our IMN acquisition in March 2002, we reorganized the business operations of IMN to improve efficiencies and eliminate redundant activities on a company-wide basis. The restructuring affected all cost centers within the organization, but most significantly responsibilities at the sales and executive levels, as such activities were combined with our existing business operations. As part of the restructuring plan, we are in the process of relocating one of IMN's warehouses to a closer proximity of the manufacturing facility to improve efficiency. The warehouse relocation is expected to be completed by mid-2004. Of the $1.6 million in total exit costs, which include severance costs of involuntarily terminated employees and costs to vacate the warehouse, $1.1 million have been paid as of March 31, 2004.

        As a result of our acquisition of the Unipath business in December 2001, we reorganized the operations of the Unipath business for purposes of improving efficiencies and achieving economies of scale on a company-wide basis. Such reorganization affected most major cost centers at the operations of the Unipath England location. Additionally, most business activities of the division in the United States were merged into our existing U.S. businesses. Total exit costs, which primarily related to severance and early retirement obligations, were estimated at $4.2 million. As of March 31, 2004, $1.4 million of these exit costs remained unpaid.

(10) Defined Benefit Pension Plan

        Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Service cost	$454	$333
Interest cost	52	14
Expected return on plan assets	(46)	(14)
Realized losses	6	—

Net periodic benefit cost	$466	$333

(11) Financial Information by Segment

        Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is composed of our chief executive officer and members of our senior management. Our reportable operating segments are Consumer Products (comprised of consumer diagnostic products and vitamins and nutritional supplements), Professional Diagnostic Products, and Corporate and Other.

        We evaluate performance based on income before interest, income taxes, depreciation and amortization ("EBITDA"), as well as financial measures prepared in accordance with GAAP. We believe that EBITDA is a useful indicator of our performance and ability to meet debt service and capital expenditure requirements. It allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard financial measurements under GAAP. EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to cash flow from operating activities or net income, as a measure of liquidity or as an indicator of operating performance or any measure of performance derived in accordance with GAAP. Our calculation of EBITDA may be different from the calculation used by other companies and, accordingly, comparability may be limited. In addition, our calculation of EBITDA is different than that used in the covenants concerning our primary senior credit facilities and the definition of consolidated cash flow used in the indenture governing the Bonds that were issued on February 10, 2004. Segment information for the three months ended March 31, 2004 and 2003 is as follows:

	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
	(in thousands)
Three Months Ended March 31, 2004
Net revenue from external customers	$60,709	$29,992	$—	$90,701
EBITDA	7,063	5,117	(2,690)	9,490
Assets	283,303	259,361	9,425	552,089
At December 31, 2003
Assets	286,166	253,207	4,095	543,468
Three Months Ended March 31, 2003 (restated)
Net revenue from external customers	48,240	16,862	—	65,102
EBITDA	7,715	2,543	(1,631)	8,627

        Reconciliation of EBITDA to net (loss) income is as follows:

	Three Months Ended March 31,
	2004	2003
		(restated)
	(in thousands)
EBITDA	$9,490	$8,627
Depreciation and amortization	(4,724)	(3,397)
Interest expense, net of interest income	(7,423)	(2,081)
Income taxes	478	(856)

Net (loss) income	$(2,179)	$2,293

(12) Material Contingencies

        Our material pending legal proceedings are described in the section of our annual report on Form 10-K/A for the year ended December 31, 2003 titled "Item 3. Legal Proceedings."

(13) Guarantor Financial Information

        We issued $150.0 million in Bonds to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States in compliance with Regulation S of the Securities Act (Note 8). Our payment obligations under the Bonds are guaranteed by certain of our domestic subsidiaries (the "Guarantor Subsidiaries"). The guarantee is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors in the Bonds. The following supplemental financial information sets forth, on a consolidating basis, the statements of operations and cash flows for the three months ended March 31, 2004 and 2003, and the balance sheets as of March 31, 2004 and December 31, 2003 for our company (the "Issuer"), the Guarantor Subsidiaries and our other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects our investments and the Guarantor Subsidiaries investments in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

        We have extensive transactions and relationships between various members of our consolidated group. These transactions and relationships include intercompany pricing agreements, intellectual property royalty agreements, and general and administrative and research and development cost sharing agreements. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated third parties.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$4,775	$34,191	$61,562	$(12,327)	$88,201
License revenue	—	22	2,478	—	2,500

Net revenue	4,775	34,213	64,040	(12,327)	90,701
Cost of sales	5,044	22,792	38,683	(12,778)	53,741

Gross profit	(269)	11,421	25,357	451	36,960
Operating expenses:
Research and development	96	628	6,699	—	7,423
Sales and marketing	471	5,898	7,182	—	13,551
General and administrative	2,315	2,708	6,297	—	11,320

Total operating expenses	2,882	9,234	20,178	—	32,294

Operating (loss) income	(3,151)	2,187	5,179	451	4,666
Equity in earnings (losses) of subsidiaries, net of tax	2,344	—	—	(2,344)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(3,173)	(3,670)	(1,568)	641	(7,770)
Other income (expense), net	731	96	261	(641)	447

(Loss) income before income taxes	(3,249)	(1,387)	3,872	(1,893)	(2,657)
Income tax (benefit) provision	(1,070)	(256)	848	—	(478)

Net (loss) income	$(2,179)	$(1,131)	$3,024	$(1,893)	$(2,179)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2003

(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$5,737	$22,961	$42,603	$(8,322)	$62,979
License revenue	—	31	2,092	—	2,123

Net revenue	5,737	22,992	44,695	(8,322)	65,102
Cost of sales	4,490	13,512	26,802	(9,532)	35,272

Gross profit	1,247	9,480	17,893	1,210	29,830
Operating expenses:
Research and development	69	126	4,490	—	4,685
Sales and marketing	553	5,380	5,608	—	11,541
General and administrative	1,797	1,211	5,358	—	8,366
Stock-based compensation	6	—	—	—	6

Total operating expenses	2,425	6,717	15,456	—	24,598

Operating (loss) income	(1,178)	2,763	2,437	1,210	5,232
Equity in earnings (losses) of subsidiaries, net of tax	4,320	—	—	(4,320)	—
Interest expense, including amortization of discounts	(1,186)	(306)	(1,027)	148	(2,371)
Other income (expense), net	350	29	57	(148)	288

(Loss) income before income taxes	2,306	2,486	1,467	(3,110)	3,149
Income tax provision	13	196	531	116	856

Net income (loss)	$2,293	$2,290	$936	$(3,226)	$2,293

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

March 31, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$4,546	$10,135	$11,461	$—	$26,142
Accounts receivable, net of allowances	2,748	25,977	26,835	—	55,560
Inventories	5,486	20,030	31,128	(5,872)	50,772
Deferred tax assets	1,075	267	1,178	—	2,520
Prepaid expenses and other current assets	1,549	1,835	6,635	—	10,019
Intercompany receivables	13,601	6,176	12,911	(32,688)	—

Total current assets	29,005	64,420	90,148	(38,560)	145,013

Property, plant and equipment, net	1,279	9,895	47,045	—	58,219
Goodwill	49,284	81,906	103,213	—	234,403
Trademarks and trade names with indefinite lives	—	9,092	29,044	—	38,136
Core technology and patents, net	8,022	773	27,444	—	36,239
Other intangible assets, net	6,327	13,831	6,749	—	26,907
Deferred financing costs, net, and other non-current assets	6,431	1,545	1,110	—	9,086
Deferred tax assets	620	1,132	1,876	458	4,086
Investment in subsidiaries	208,655	(713)	—	(207,942)	—
Intercompany notes receivable	163,118	11,797	—	(174,915)	—

Total assets	$472,741	$193,678	$306,629	$(420,959)	$552,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$13,200	$—	$13,200
Current portion of capital lease obligations	—	16	450	—	466
Accounts payable	1,754	8,000	22,621	—	32,375
Accrued expenses and other current liabilities	7,890	14,005	19,423	—	41,318
Intercompany payables	13,541	12,115	7,032	(32,688)	—

Total current liabilities	23,185	34,136	62,726	(32,688)	87,359

Long-term liabilities:
Long-term debt, net of current portion	175,106	—	936	—	176,042
Capital lease obligations, net of current portion	—	16	1,699	—	1,715
Deferred tax liabilities	—	1,753	7,414	—	9,167
Other long-term liabilities	—	—	3,356	—	3,356
Intercompany notes payable	—	66,786	108,129	(174,915)	—

Total long-term liabilities	175,106	68,555	121,534	(174,915)	190,280

Stockholders' equity	274,450	90,987	122,369	(213,356)	274,450

Total liabilities and stockholders' equity	$472,741	$193,678	$306,629	$(420,959)	$552,089

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2003

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,708	$11,058	$11,856	$—	$24,622
Accounts receivable, net of allowances	3,915	29,505	21,998	—	55,418
Inventories	4,463	19,737	28,980	(6,137)	47,043
Deferred tax assets	—	—	1,178	—	1,178
Prepaid expenses and other current assets	1,365	1,507	7,727	—	10,599
Intercompany receivables	6,073	5,114	8,911	(20,098)	—

Total current assets	17,524	66,921	80,650	(26,235)	138,860

Property, plant and equipment, net	1,199	9,631	46,169	—	56,999
Goodwill	48,704	81,907	103,181	—	233,792
Trademarks and trade names with indefinite lives	—	9,092	29,027	—	38,119
Core technology and patents, net	8,193	293	27,937	—	36,423
Other intangible assets, net	6,437	14,198	7,108	—	27,743
Deferred financing costs, net, and other non-current assets	2,015	4,150	1,292	—	7,457
Deferred tax assets	621	1,132	2,322	—	4,075
Investment in subsidiaries	207,106	—	—	(207,106)	—
Intercompany notes receivable	120,918	94,208	—	(215,126)	—

Total assets	$412,717	$281,532	$297,686	$(448,467)	$543,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$14,055	$—	$14,055
Current portion of capital lease obligations	—	18	439	—	457
Accounts payable	4,448	11,431	22,127	—	38,006
Accrued expenses and other current liabilities	8,641	14,879	17,602	—	41,122
Intercompany payables	6,512	8,036	5,555	(20,103)	—

Total current liabilities	19,601	34,364	59,778	(20,103)	93,640

Long-term liabilities:
Long-term debt, net of current portion	34,056	91,974	33,808	—	159,838
Capital lease obligations, net of current portion	—	20	1,811	—	1,831
Deferred tax liabilities	—	1,752	7,366	—	9,118
Other long-term liabilities	—	—	3,307	—	3,307
Intercompany notes payable	83,326	57,186	74,611	(215,123)	—

Total long-term liabilities	117,382	150,932	120,903	(215,123)	174,094

Series A redeemable convertible preferred stock	6,185	—	—	—	6,185

Stockholders' equity	269,549	96,236	117,005	(213,241)	269,549

Total liabilities and stockholders' equity	$412,717	$281,532	$297,686	$(448,467)	$543,468

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(2,179)	$(1,131)	$3,024	$(1,893)	$(2,179)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in (earnings) losses of subsidiaries, net of tax	(2,344)	—	—	2,344	—
Interest expense related to amortization and/or write-off of noncash original issue discount, and deferred financing costs	268	2,744	299	—	3,311
Noncash charge related to interest rate swap agreement	64	—	—	—	64
Depreciation and amortization	618	890	3,216	—	4,724
Deferred income taxes	(1,075)	(267)	—	—	(1,342)
Other noncash items	—	—	(19)	—	(19)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,167	2,635	(3,779)	—	23
Inventories	(1,023)	(292)	(1,675)	(451)	(3,441)
Prepaid expenses and other current assets	(185)	(328)	1,109	—	596
Intercompany payables or receivables	(125,307)	93,944	31,098	265	—
Accounts payable	(2,696)	(3,431)	307	—	(5,820)
Accrued expenses and other current liabilities	1,457	(1,311)	2,224	—	2,370

Net cash (used in) provided by operating activities	(131,235)	93,453	35,804	265	(1,713)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)

For the Three Months Ended March 31, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(222)	(1,539)	(2,640)	—	(4,401)
Proceeds from sale of property, plant and equipment	—	—	28	—	28
Payments of transactional costs for previous acquisitions	(2,093)	(220)	(51)	—	(2,364)
(Increase) decrease in other assets	(467)	(638)	290	—	(815)

Net cash used in investing activities	(2,782)	(2,397)	(2,373)	—	(7,552)

Cash Flows from Financing Activities:
Cash paid for financing costs	(4,666)	—	—	—	(4,666)
Proceeds from issuance of common stock, net of issuance costs	521	—	—	—	521
Proceeds from issuance of senior subordinated notes	150,000	—	—	—	150,000
Net repayment under revolving line of credit	—	(16,899)	(23,561)	—	(40,460)
Repayments of notes payable	(9,000)	(75,075)	(10,166)	—	(94,241)
Principal payments of capital lease obligations	—	(5)	(102)	—	(107)

Net cash provided by (used in) financing activities	136,855	(91,979)	(33,829)	—	11,047

Foreign exchange effect on cash and cash equivalents	—	—	3	(265)	(262)

Net increase (decrease) in cash and cash equivalents	2,838	(923)	(395)	—	1,520
Cash and cash equivalents, beginning of period	1,708	11,058	11,856	—	24,622

Cash and cash equivalents, end of period	$4,546	$10,135	$11,461	$—	$26,142

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2003

(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$2,293	$2,290	$936	$(3,226)	$2,293
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (earnings) losses of subsidiaries, net of tax	(4,320)	—	—	4,320	—
Interest expense related to amortization of noncash original issue discount and deferred financing costs	114	68	143	—	325
Noncash charge related to interest rate swap agreement	130	—	—	—	130
Noncash stock-based compensation expense	6	—	—	—	6
Depreciation and amortization	149	580	2,668	—	3,397
Deferred income taxes	—	—	(86)	117	31
Other noncash items	—	—	47	—	47
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(318)	(663)	1,185	—	204
Inventories	280	2,258	(4,422)	(1,210)	(3,094)
Prepaid expenses and other current assets	(296)	(233)	(965)	—	(1,494)
Intercompany payables or receivables	913	(4,610)	3,956	(259)	—
Accounts payable	1,454	(1,968)	(1,913)	—	(2,427)
Accrued expenses and other current liabilities	(645)	(2,452)	(4,053)	—	(7,150)

Net cash (used in) provided by operating activities	(240)	(4,730)	(2,504)	(258)	(7,732)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)

For the Three Months Ended March 31, 2003

(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(105)	(320)	(2,626)	—	(3,051)
Proceeds from sale of property, plant and equipment	—	—	35	—	35
Payments of transactional costs for previous acquisitions	(945)	—	(165)	—	(1,110)
(Increase) decrease in other assets	(767)	7	(32)	—	(792)

Net cash used in investing activities	(1,817)	(313)	(2,788)	—	(4,918)

Cash Flows from Financing Activities:
Cash paid for financing costs	(87)	—	—	—	(87)
Proceeds from issuance of common stock, net of issuance costs	684	—	—	—	684
Net proceeds from line of credit	—	—	2,382	—	2,382
Repayments of notes payable	—	—	(355)	—	(355)
Principal payments of capital lease obligations	—	—	(168)	—	(168)

Net cash provided by (used in) financing activities	597	—	1,859	—	2,456

Foreign exchange effect on cash and cash equivalents	—	—	2,638	258	2,896

Net decrease in cash and cash equivalents	(1,460)	(5,043)	(795)	—	(7,298)
Cash and cash equivalents, beginning of period	3,004	16,069	11,595	—	30,668

Cash and cash equivalents, end of period	$1,544	$11,026	$10,800	$—	$23,370

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading global developer, manufacturer and marketer of in vitro diagnostic products for the over-the-counter pregnancy and fertility/ovulation test market and the professional rapid diagnostic test market. In addition, we manufacture a variety of vitamins and nutritional supplements that we market under our brands and those of private label retailers in the consumer market primarily in the United States.

        Our business is organized into two primary segments, consumer products and professional diagnostic products. The consumer products segment includes our over-the-counter pregnancy and fertility/ovulation tests and vitamins and nutritional supplements. The professional diagnostic products segment includes an array of innovative rapid diagnostic test products and other in vitro diagnostic tests marketed to medical professionals and laboratories for detection of infectious diseases, drugs of abuse and pregnancy.

        For the three months ended March 31, 2004, we recorded net revenue of $90.7 million, compared to $65.1 million for the three months ended March 31, 2003. Our revenue growth resulted largely from our acquisitions of certain rapid diagnostics product lines from Abbott Laboratories in September 2003 and Applied Biotech, Inc., or ABI, in August 2003. Our acquisition of the rapid diagnostics product lines from Abbott Laboratories, as well as our acquisition of ABI, expands our presence in the professional diagnostics market. In addition, as evidenced by our research and development spending of $7.4 million for the three months ended March 31, 2004, compared to $4.7 million for the three months ended March 31, 2003, and our scheduled launches of new products, as further discussed below in the research and development expense discussion under "Results of Operations," we are committed to bringing superior and technologically advanced products to the consumer and professional diagnostic markets.

Recent Developments

Conclusion of the SEC's Informal Investigation

        The Division of Enforcement of the Securities and Exchange Commission (the "SEC") recently concluded its informal investigation arising out of the resignation in April 2003 of our former independent auditor, Ernst & Young LLP, without taking any action against us. In concluding its informal investigation, the SEC informed us that it disagreed with the accounting that we followed in recognizing a $2.6 million realized foreign currency gain arising from the settlement of a long-term intercompany loan in the fourth quarter of 2002, and indicated its belief that the change in the value of the settled balance due to currency movements should have been reflected on the balance sheet as a component of accumulated other comprehensive income. The SEC also suggested that we consider reallocating certain amounts previously recorded as adjustments in the fourth quarter of 2002 and the first quarter of 2003 to earlier quarters. We accepted the SEC's advice and, on April 22, 2004, we filed Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 in order to restate the 2002 and 2003 financial statements included therein.

Results of Operations

        Net Product Sales.    Net product sales increased by $25.2 million, or 40%, to $88.2 million for the three months ended March 31, 2004 from $63.0 million for the three months ended March 31, 2003. Adjusted for the favorable impact of currency translation, net product sales in the first quarter of 2004 grew by approximately $22.1 million, or 34%, compared to the first quarter of 2003. The majority of the revenue increase resulted from the businesses we acquired in the second half of 2003: (i) the rapid diagnostic product lines from Abbott, which contributed $9.9 million of such increase, (ii) ABI, which contributed $6.3 million of such increase, and (iii) Ostex, which contributed $1.3 million of such increase. The remaining increase in net product sales, adjusted for currency translation effect, comparing the first quarter of 2004 to the first quarter of 2003, included $4.8 million related to organic growth as a result of the launch of our Clearblue Easy Digital pregnancy test in June 2003 and the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003.

        Net Product Sales by Business Segment.    Net product sales by business segment for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months ended March 31,
			% Increase
	2004	2003
(in thousands)		(restated)
Consumer products	$59,040	$46,606	27%
Professional diagnostic products	29,161	16,373	78%

Total net product sales	$88,201	$62,979	40%

        Adjusted for currency translation effect, the increase in net product sales from our consumer products, which includes our consumer diagnostic products and our vitamins and nutritional supplements, was $9.6 million comparing the first quarter of 2004 to the first quarter of 2003. The increase primarily resulted from the launch of our Clearblue Easy Digital pregnancy test in June 2003 and the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003. Also, our branded and private label nutritional supplements business contributed to the increase in net product sales from our consumer products. Lastly, our acquisition of Abbott's Fact plus line of consumer diagnostic pregnancy tests contributed to the increase in net product sales from our consumer products. We expect net product sales from our consumer products to continue to increase for the remainder of 2004, as we continue to sell our Clearblue Easy Digital pregnancy test and supply Pfizer's digital and non-digital e.p.t pregnancy tests, the latter of which will begin in June 2004, and to a lesser extent, as we launch our digital ovulation test in the second half of 2004.

        The increase in net product sales from our professional diagnostic products, comparing the first quarter of 2004 to the first quarter of 2003, resulted from our acquisitions of Ostex, ABI and the Abbott TestPack, Abbott TestPack plus and Signify product lines from Abbott.

        License Revenue.    License revenue represents license and royalty fees from intellectual property license agreements with third-parties. License revenue increased by $377,000, or 18%, to $2.5 million for the three months ended March 31, 2004 from $2.1 million for the three months ended March 31, 2003. The increase primarily resulted from royalty fees collected under a new license agreement which commenced late 2003. We expect license revenue in the remaining quarters of 2004 to gradually decrease, as we will cease collection of royalty fees from Pfizer that we have been collecting since June 2003 as part of the settlement of our infringement litigation against it, and commence the supply of Pfizer's non-digital e.p.t pregnancy test in June 2004.

        Gross Profit and Margin.    Gross profit increased by $7.2 million, or 24%, to $37.0 million for the three months ended March 31, 2004 from $29.8 million for the three months ended March 31, 2003. The increase of gross profit primarily resulted from the businesses that we acquired in the second half of 2003: (i) the rapid diagnostic product lines from Abbott, which contributed $4.8 million of such increase, and (ii) ABI, which contributed $2.0 million of such increase. Also, the launch of our Clearblue Easy Digital pregnancy test in June 2003 and the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003 significantly contributed to the increase in our overall gross profit. These increases were offset by declining profits from our private label nutritional supplements business. Our private label nutritional supplements business has suffered from excess capacity in the industry which led to increasing price competition.

        Overall gross margin was 41% for the three months ended March 31, 2004 compared to 46% for the three months ended March 31, 2003. Gross margin was adversely impacted in the first quarter of 2004 by the continued weakening of the U.S. Dollar against the Euro and British Pound Sterling. Such movements in foreign exchange currencies negatively impacted the gross margin percentage of our products manufactured at our European subsidiaries and sold in U.S. Dollars. This currency impact had the effect of reducing gross margins by 2.0 percentage points, comparing the first quarter of 2004 to the first quarter of 2003. In addition, the decline in overall gross margin resulted from the ABI products, which on average have been generating lower gross margins than our other products. Lastly, due to competitive pricing in the nutritional supplements business, gross margin from our private label nutritional supplements sales has declined significantly. Partially offsetting the negative impact to gross margin due to foreign currency movements, the ABI products and the competitive nutritional supplements business were sales of our Clearblue Easy Digital pregnancy test, which has been generating a higher than average margin as compared to some of our other consumer products.

        We expect our overall gross margin to improve in the second half of 2004, as we plan to centralize our U.S. consumer products packaging and distribution facilities and manufacture certain products in China and as our acquisitions are more fully integrated. For factors that may impact our ability to meet these expectations, see "Certain Factors Affecting Future Results."

        Gross Profit from Net Product Sales by Business Segment.    Gross profit from net product sales represents total gross profits less gross profits associated with license revenue. Gross profit from total net product sales increased by $6.8 million, or 24%, to $35.3 million for the three months ended March 31, 2004 from $28.5 million for the three months ended March 31, 2003. Gross profit from net product sales by business segment for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months ended March 31,
			% Increase
	2004	2003
(in thousands)		(restated)
Consumer products	$23,900	$21,902	9%
Professional diagnostic products	11,375	6,584	73%

Total gross profit from net product sales	$35,275	$28,486	24%

        The increase in gross profit from our consumer product sales, comparing the first quarter of 2004 to the first quarter of 2003, primarily resulted from the launch of our Clearblue Easy Digital pregnancy test in June 2003, the supply of Pfizer's digital e.p.t pregnancy test that commenced in December 2003 and our acquisition of Abbott's Fact plus line of consumer diagnostic pregnancy tests. Offsetting such increases in gross profit is the decline in profits from our private label nutritional supplements business due to competitive pricing. We expect gross profit from our consumer product sales to continue to increase in the remaining quarters of 2004, as we continue to sell our Clearblue Easy Digital pregnancy test and supply Pfizer's digital and non-digital e.p.t pregnancy tests, the latter of which will begin in June 2004.

        Gross margin from our consumer product sales was 40% for the three months ended March 31, 2004 and 47% for the three months ended March 31, 2003. The movements in foreign currencies negatively impacted the gross margin by 3.1 percentage points for our consumer products manufactured at our European subsidiaries and sold in U.S. Dollars. Additionally, our private label nutritional supplements business suffered margin erosion due to pricing competition. The negative impact of foreign currency movements on gross margin from our consumer products and the margin erosion of our private label nutritional supplements business was somewhat offset by the sales of our Clearblue

Easy Digital pregnancy test, which has been generating a higher than average margin as compared to some of our other consumer products.

        The increase in gross profit from our professional diagnostic product sales, comparing the first quarter of 2004 to the first quarter of 2003, primarily resulted from our acquisitions of the Abbott TestPack, Abbott TestPack plus and Signify product lines from Abbott and ABI. Gross margin from our professional diagnostic products was 39% for the three months ended March 31, 2004 compared to 40% for the three months ended March 31, 2003. The decline in gross margin of our professional diagnostic products primarily resulted from the ABI products which on average have been generating lower margins than our other professional products.

        Research and Development Expense.    Research and development expense increased by $2.7 million, or 55%, to $7.4 million for the three months ended March 31, 2004 from $4.7 million for the three months ended March 31, 2003. The primary reason for the increase in research and development expense was our continued significant investment in the development of new products, including a pro-thrombin test, scheduled for submission to the Food and Drug Administration, or FDA, in late 2004, and a congestive heart failure product which remains on track for launch in 2005. Further, we are launching several infectious disease products this year, including a high-sensitivity strep throat test and rapid influenza A & B tests, which are FDA approved, and a rapid HIV test which is awaiting FDA approval. For factors that may impact our ability to meet our expectations to launch these products, see "Certain Factors Affecting Future Results." To a lesser extent, our acquisitions of Ostex and ABI contributed to the increase in research and development expense, comparing the first quarter of 2004 to the first quarter of 2003.

        Sales and Marketing Expense.    Sales and marketing expense increased by $2.1 million, or 18%, to $13.6 million for the three months ended March 31, 2004 from $11.5 million for the three months ended March 31, 2003. Of the increase in sales and marketing expense, $569,000 resulted from the acquisitions of Ostex, ABI and the product lines from Abbott. In addition, sales and marketing expense increased due to our organic growth, primarily the worldwide launch of our Clearblue Easy Digital pregnancy test.

        Sales and marketing expense as a percentage of net product sales decreased to 15% for the three months ended March 31, 2004 from 18% for the three months ended March 31, 2003, which primarily resulted from the increase in our professional diagnostics business which generally incur lower sales and marketing expense as a percentage of sales compared to our consumer products business. Further, we have not incurred significant incremental sales and marketing expenses with the addition of the product lines we acquired from Abbott in 2003. We expect to maintain sales and marketing expense at or below 18% of net product sales for the remainder of 2004.

        General and Administrative Expense.    General and administrative expense increased by $2.9 million, or 35%, to $11.3 million for the three months ended March 31, 2004 from $8.4 million for the three months ended March 31, 2003. Of the increase in general and administrative expense, $1.1 million resulted from the acquisitions of Ostex and ABI. In addition, a portion of the increase in general and administrative expense resulted from our investment in increased management and infrastructure, consulting fees spent in connection with our preparation of compliance with Sarbanes-Oxley Rule 404 on internal controls that is currently scheduled to become effective as of the end of 2004 and higher insurance premiums.

        General and administrative expense as a percentage of net product sales remained consistent at 13% for the three months ended March 31, 2004 and 2003. We expect to maintain general and administrative expense at 13% or less of net product sales for the remainder of 2004.

        Interest Expense.    Interest expense includes interest charges, the write-off and amortization of deferred financing costs and the amortization of non-cash discounts associated with our debt issuances and the change in market value of our interest rate swap agreement which did not qualify as a hedge for accounting purposes. Interest expense increased by $5.4 million, or 225%, to $7.8 million for the three months ended March 31, 2004 from $2.4 million for the three months ended March 31, 2003. In the first quarter of 2004, we recorded a charge of $3.5 million, representing the write-off of deferred financing costs and prepayment fees and penalties related to the repayment of borrowings under our primary senior credit facility and certain subordinated notes with the proceeds from our $150.0 million Bond offering in February 2004. Excluding the $3.5 million charge, interest expense increased by $1.9 million, comparing the first quarter of 2004 to the first quarter of 2003. Such increase resulted primarily from the issuance of the $150.0 million Bonds which accrue interest at 8.75%, compared to the borrowings of $124.8 million under our primary senior credit facility that were repaid with the Bond proceeds and were accruing interest at an average rate of 5.5% during the first quarter of 2004. Additionally, our average outstanding debt balance was significantly higher during the first quarter of 2004 than during the first quarter of 2003 as a result of the borrowings to finance the acquisitions of ABI and the product lines from Abbott in the second half of 2003.

        Other Income (Expense), Net.    Other income (expense), net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net, are summarized as follows:

	Three Months ended March 31,
	2004	2003
(in thousands)
Interest income	$347	$290
Foreign exchange gains and (losses), net	34	60
Other	66	(62)

Total other income (expense), net	$447	$288

        Income tax (benefit) provision.    During the three months ended March 31, 2004, we recorded a benefit for income taxes of $478,000, compared to a provision of $856,000 for the three months ended March 31, 2003. The benefit recorded in the first quarter of 2004 resulted from our pre-tax loss position. The effective tax rate was 18% for the three months ended March 31, 2004, compared to 27% for the three months ended March 31, 2003. The significant decrease in the effective tax rate related to certain favorable developments with foreign tax authorities in the fourth quarter of 2003.

        Net (Loss) Income.    We incurred a net loss for the three months ended March 31, 2004 of $2.2 million while for the three months ended March 31, 2003, we generated net income of $2.3 million. After taking into account charges for redemption premium and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had a net loss available to common stockholders of $2.9 million, or $0.15 per basic and diluted common share, for the three months ended March 31, 2004 and income available to common stockholders of $2.1 million, or $0.15 and $0.14 per basic and diluted common share, respectively, for the three months ended March 31, 2003. The loss for the three months ended March 31, 2004 resulted primarily from the $3.5 million (or $2.9 million, net of tax effect) charge to interest, recorded in connection with the repayment of the borrowings under our primary senior credit facility and certain subordinated notes with the proceeds from our Bond offering in February 2004, higher interest expense resulting from higher average debt balance during the period and various factors that negatively affected our product margins as discussed above. See note 5 of our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for the calculation of earnings per share.

        EBITDA.    We evaluate our performance based on EBITDA, which represents income before interest, income taxes, depreciation and amortization, as well as financial measures prepared in accordance with accounting standards generally accepted in the United States of America, or GAAP. We believe that EBITDA is a useful indicator of our performance and ability to meet debt service and capital expenditure requirements. It allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard financial measurements under GAAP. EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to cash flow from operating activities or net income, as a measure of liquidity or as an indicator of operating performance or any measure of performance derived in accordance with GAAP. Our calculation of EBITDA may be different from the calculation used by other companies and, accordingly, comparability may be limited. In addition, our calculation of EBITDA is different than that used in the covenants concerning our primary senior credit facilities and the definition of consolidated cash flow used in the indenture governing the Bonds that were issued on February 10, 2004. Set forth in the table below is a reconciliation of net (loss) income to EBITDA:

	Three Months ended March 31,
	2004	2003
(in thousands)		(restated)
Net (loss) income	$(2,179)	$2,293
Interest expense, net of interest income	7,423	2,081
Income taxes	(478)	856
Depreciation and amortization	4,724	3,397

EBITDA	$9,490	$8,627

        We generated EBITDA of $9.5 million for the three months ended March 31, 2004, compared to EBITDA of $8.6 million for the three months ended March 31, 2003. The fluctuation in EBITDA resulted from various factors as discussed above.

Liquidity and Capital Resources

        Based upon our current working capital position, current and long-term operating plans and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, as discussed below, for the next 12 months and the foreseeable future. This may be adversely impacted by unexpected costs associated with defending our existing lawsuits and/or unforeseen lawsuits against us and integrating the operations of Ostex and ABI and the product lines acquired from Abbott Laboratories. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to make significant investments in our research and development efforts related to the substantial intellectual property portfolio we now own. We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed, or, may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

Changes in Cash Position

        As of March 31, 2004, we had cash and cash equivalents of $26.1 million, a $1.5 million increase, or 6%, from December 31, 2003. Since our split-off from our former parent company and its merger transaction with Johnson & Johnson in November 2001, we have funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the three months ended March 31, 2004, we used cash of $1.7 million in our operating activities, which resulted from net income, adjusted for non-cash items, of $4.6 million, offset by a net working capital increase, excluding the change in cash balance, of $6.3 million. The increase in working capital, excluding the change in cash balance, primarily resulted from an increase in our inventories to prepare for expected sales increase in the remainder of 2004 and a decrease in our accounts payable balance in an effort to reduce our average payment period. Our non-equity financing activities, primarily the issuance of the Bonds in February 2004, net of repayments of borrowings under our primary senior credit facility and certain subordinated notes, provided us with cash of $10.5 million during the three months ended March 31, 2004. In addition, we received $521,000 in proceeds from the exercises of common stock options during the three months ended March 31, 2004.

        During the three months ended March 31, 2004, we also used cash of $7.6 million which consisted of $2.4 million paid for transaction costs related to previously acquired businesses, $4.4 million in capital expenditures and an increase in other non-current assets of $815,000.

Investing Activities

        During the three months ended March 31, 2004, we incurred $4.4 million in capital expenditures. A significant portion of our capital expenditure spending was incurred to prepare our facilities for the manufacture of the non-digital version of Pfizer's e.p.t pregnancy test, to purchase equipment to support the manufacture of an improved version of our Clearblue pregnancy test and to purchase new tools related to the manufacture of a new format of our drugs of abuse test. In addition, we continued to make significant investment in laboratory instrument systems that we placed with our customers in connection with our roll out of certain of our professional diagnostic products. We also purchased equipment to support our various research and development activities.

Financing Activities

        On February 10, 2004, we completed the sale of $150.0 million of 8.75% Bonds due 2012 in a private placement to qualified institutional buyers. Net proceeds from this offering amounted to $145.9 million, which was net of underwriters' commissions of $4.1 million. Of the net proceeds, we used $125.3 million to repay all of our outstanding indebtedness and related financing fees under our primary senior credit facility and $9.2 million to prepay our outstanding 9% subordinated promissory notes and related prepayment penalties, as discussed below. The remaining $11.4 million of unused proceeds will be used for Bond offering expenses and general corporate purposes. We also retained the $50.0 million in available credit under our primary senior credit facility after our repayment of the outstanding borrowings using the Bond proceeds.

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

        The Bonds are guaranteed by all of our domestic subsidiaries that are guarantors or borrowers under our primary senior credit facility, which excludes our subsidiary Inverness Medical Nutritionals Group, or IMN, in New Jersey. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the applicable guarantors, which includes their guarantees of, and borrowings under our primary senior credit facility.

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

        Our primary senior credit facility with a group of banks, as amended, currently provides us with revolving lines of credit in the aggregate amount of up to $50.0 million, subject to continuing covenant compliance. Prior to the repayment of all borrowings under this senior credit facility using the proceeds from our Bond offering in February 2004, as discussed above, we had obtained term loans aggregating $84.9 million and drawn upon the revolving lines of credit in the aggregate amount of $39.9 million. At March 31, 2004, we had no borrowings outstanding under the revolving lines of credit.

        We may repay any future borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008. We are required to make mandatory prepayments under our primary senior credit facility if we meet certain cash flow thresholds, issue equity securities or subordinated debt, or sell assets not in the ordinary course of our business.

        Borrowings under the revolving lines of credit bear interest at either (1) the London Interbank Offered Rate, or LIBOR, as defined in the credit agreement, plus applicable margins or, at our option, (2) a floating Index Rate, as defined in the credit agreement, plus applicable margins. Applicable margins if we choose to use the LIBOR or the Index Rate can range from 3.25% to 4.00% or 2.00% to 2.75%, respectively, depending on the quarterly adjustments that are based on our consolidated financial performance, excluding IMN's. As of March 31, 2004, the applicable interest rate under the revolving lines of credit, including the applicable margin, had there been borrowings outstanding was 5.09%.

        Borrowings under our primary senior credit facility are secured by the stock of our U.S. and European subsidiaries, substantially all of our intellectual property rights and the assets of our businesses in the U.S. and Europe, excluding those assets of IMN, Orgenics Ltd., our Israeli subsidiary, and Unipath Scandinavia AB, our Swedish subsidiary, and the stock of IMN, Orgenics and certain smaller subsidiaries. Under the senior credit agreement, as amended, we must comply with various financial and non-financial covenants. The primary financial covenants pertain to, among other things, fixed charge coverage ratio, capital expenditures, various leverage ratios, EBITDA, and a minimum cash requirement. Additionally, the senior credit agreement, as amended, currently prohibits us from paying dividends. We are currently in compliance with the covenants, as amended.

        On September 20, 2002, we sold units having an aggregate purchase price of $20.0 million to private investors to help finance our acquisition of Wampole. Each unit was issued for $50,000 and consisted of (1) a 10% subordinated promissory note in the principal amount of $50,000 and (2) a warrant to acquire 400 shares of our common stock at an exercise price of $13.54 per share. In the aggregate, we issued fully vested warrants to purchase 160,000 shares of our common stock, which may be exercised at any time on or prior to September 20, 2012. In addition, the placement agent for the offering of the units received a warrant to purchase 37,700 shares of our common stock, the terms of which are identical to the warrants sold as a part of the units. The 10% subordinated notes accrue interest on the outstanding principal amount at 10% per annum, which is payable quarterly in arrears on the first day of each calendar quarter starting October 1, 2002. The 10% subordinated notes mature on September 20, 2008, subject to acceleration in certain circumstances, and we may prepay the 10% subordinated notes at any time, subject to certain prepayment penalties and the consent of our senior lenders. Prepayments are made in cash or in shares of our common stock valued at 95% of the average closing price of such stock over the ten consecutive trading days immediately preceding the payment date. The 10% subordinated notes are expressly subordinated to up to $150.0 million of indebtedness for borrowed money incurred or guaranteed by our company plus any other indebtedness that we incur to finance or refinance an acquisition. Among the purchasers of the units were three of our directors and officers and an entity controlled by our chief executive officer, who collectively purchased an aggregate of 37 units consisting of 10% subordinated notes in the aggregate principal amount of $1.85 million and warrants to purchase an aggregate of 14,800 shares of our common stock.

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

        In February 2004, we prepaid the outstanding balance of the 9% subordinated notes, or $9.0 million, and a consequential prepayment penalty of $180,000 with the proceeds from the Bond issuance, as discussed above.

        The 3% subordinated notes mature on September 20, 2008, subject to acceleration in certain circumstances. If we repay the 3% convertible notes, we may do so in cash or in shares of our common stock valued at 95% of the average closing price of such stock over the ten consecutive trading days immediately preceding the payment date. At any time prior to the maturity date, the holders of the 3% convertible notes have the option to convert all of their outstanding principal amounts and unpaid interest into shares of our common stock at a conversion price equal to $17.45. Additionally, the outstanding principal amount and unpaid interest on the 3% convertible notes will automatically convert into common stock at a conversion price equal to $17.45 if, at any time after September 20, 2004, the average closing price of our common stock in any consecutive thirty day period is greater than $22.67. An entity controlled by our chief executive officer purchased 3% convertible notes in the aggregate principal amount of $3.0 million.

        As of March 31, 2004, our subsidiary IMN had a total outstanding debt balance of $15.7 million, of which $12.1 million represented borrowings under a credit agreement with its senior lender and $3.6 million related to various notes payable and capital leases. Under the credit agreement with its senior lender, as amended, IMN can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to specified borrowing base limitations. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.50% above the bank's prime rate or, at IMN's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. As of March 31, 2004, the interest rates on the loans with its senior lender ranged from 4.86% to 5.50%. The notes are collateralized by substantially all of IMN's assets. The credit agreement with its senior lender requires IMN to maintain minimum tangible net worth and contains various restrictions customary in such financial arrangements, including limitations on the payment of cash dividends. As of March 31, 2004, IMN was in compliance with such requirements and restrictions. The loans with its senior lender mature on October 15, 2004 and under the credit agreement, the loans are automatically extended for one year at each maturity date unless a ninety day termination notice is given in writing by either party to the agreement. IMN's other notes payable and capital leases mature on various dates through July 2008.

        As of March 31, 2004, our subsidiary Orgenics had bank debt balances totaling $528,000. Orgenics' bank debt is collateralized by certain of Orgenics' assets. Orgenics' notes bear interest at rates ranging from 3.5% to 5.3% at March 31, 2004 and are payable on various dates through 2005.

        In January 2004, all of our outstanding Series A redeemable convertible preferred stock, or 208,060 shares, were converted at our option into 416,120 shares of our common stock.

Income Taxes

        As of December 31, 2003, we had approximately $73.8 million and $20.6 million of domestic and foreign net operating loss carryforwards, respectively, which either expire on various dates through 2023 or can be carried forward indefinitely. These losses are available to reduce federal and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. In addition, the domestic operating loss carryforward amount at December 31, 2003 included approximately $48.1 million of pre-acquisition losses at IMN and Ostex. These pre-acquisition losses are subject to the IRS Code Section 382 limitation. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the acquired company multiplied by the long term tax exempt rate. We have recorded a valuation allowance against a portion of the deferred tax assets related to our net operating losses and certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets, as these assets can only be realized via profitable operations.

Off-Balance Sheet Arrangements

        We had no material off-balance sheet arrangements as of March 31, 2004.

Contractual Obligations

        The following table summarizes our principal contractual obligations as of March 31, 2004 that have changed significantly since December 31, 2003 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our annual report on Form 10-K/A for the year ended December 31, 2003 but omitted in the table below represent those that have not changed significantly since December 31, 2003.

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter
	(in thousands)
Long-term debt obligations(1)	$190,136	$13,200	$836	$26,100	$150,000
Purchase obligations—capital expenditures(2)	5,581	5,581	—	—	—
Purchase obligations—other(3)	26,786	26,786	—	—	—

(1)
The total amount and scheduled payments of long-term debt obligations changed significantly since December 31, 2003 as a result of the $150.0 million Bond issuance in February 2004.

(2)
Purchase obligations of capital expenditures increased by $3.5 million, as compared to the commitments at December 31, 2003. See discussion related to capital expenditure in the above section titled "Liquidity and Capital Resourses—Investing Activities."

(3)
Other purchase obligations relate to inventory purchases and other operating expense commitments. Other purchase obligations increased by $13.3 million, as compared to the commitments at December 31, 2003, which primarily resulted from increased inventory purchase commitments in anticipation of sales increases in the remainder 2004.

Critical Accounting Policies

        The consolidated financial statements included elsewhere in this quarterly report on Form 10-Q are prepared in accordance with GAAP. The accounting policies discussed below are considered by our management and our audit committee to be critical to an understanding of our financial statements because their application depends on management's judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the notes to our audited consolidated financial statements for the year ended December 31, 2003 included in our annual report on Form 10-K/A filed on April 22, 2004, include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts

        Sales arrangements with customers for our consumer products generally require us to accept product returns. From time to time, we also enter into sales incentive arrangements with our retail customers, which generally reduce the sale prices of our products. As a result, we must establish allowances for potential future product returns and claims resulting from our sales incentive arrangements against product revenue recognized in any reporting period. Calculation of these allowances requires significant judgments and estimates. When evaluating the adequacy of the sales returns and other allowances, our management analyzes historical returns, current economic trends, and changes in customer and consumer demand and acceptance of our products. Material differences in the amount and timing of our product revenue for any reporting period may result if changes in conditions arise that would require management to make different judgments or utilize different estimates.

        Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to approximately $13.4 million and $10.1 million for the three months ended March 31, 2004 and 2003, respectively, which have been recorded against product sales to derive our net product sales.

        Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $55.6 million and $55.4 million, net of allowances for doubtful accounts of $878,000 and $797,000, as of March 31, 2004 and December 31, 2003, respectively.

Valuation of Inventories

        We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers' demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers' demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $50.8 million and $47.0 million, net of a provision for excess and obsolete inventory of $2.4 million and $2.1 million, as of March 31, 2004 and December 31, 2003, respectively.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

        Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of March 31, 2004, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $58.2 million, $234.4 million and $101.3 million, respectively.

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

  •
  Valuation of Goodwill

        We have goodwill balances related to our consumer diagnostics and professional diagnostics reporting units, which amounted to $91.3 million and $143.1 million, respectively, as of March 31, 2004. As of December 31, 2003, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired. Because future cash flows and operating results used in the impairment review are based on management's projections and assumptions, future events can cause such projections to differ from those used at December 31, 2003, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our review as of December 31, 2003, that would require us to reassess whether the carrying values of our goodwill have been impaired.

  •
  Valuation of Other Long-Lived Tangible and Intangible Assets

        Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of March 31, 2004, future events could cause us to conclude otherwise.

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

Legal Contingencies

        In the section of our annual report on Form 10-K/A for the year ended December 31, 2003 titled "Item 3. Legal Proceedings," we have reported on certain material pending legal proceedings. In addition, because of the nature of our business, we may from time to time be subject to commercial disputes, consumer product claims or various other lawsuits arising in the ordinary course of our business, and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can result in counterclaims against us.

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

Certain Factors Affecting Future Results

        There are various risks, including those described below, which may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2 and 52 of this report.

Our business has substantial indebtedness, which could have adverse consequences for us.

        We currently have, and we will likely continue to have a substantial amount of indebtedness. As of March 31, 2004, we had approximately $192.7 million in aggregate principal indebtedness outstanding, of which $16.7 million is secured indebtedness, and $50.3 million of additional borrowing capacity under the revolving portions of our credit facilities. In addition, subject to restrictions in our credit facilities and the indenture governing the senior subordinated notes, we may incur additional indebtedness.

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

        As of March 31, 2004, we had approximately $12.7 million of indebtedness outstanding under our various credit facilities and approximately $50.3 million of additional borrowing capacity under these credit facilities. The agreements governing these credit facilities subject us to various financial and other covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to fixed charge coverage, capital expenditures, various leverage ratios, minimum EBITDA, total net worth and minimum cash requirements. If we violate any of these covenants, there may be a material adverse effect on us. Most notably, our outstanding debt under one or more of our credit facilities could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future may be limited.

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

        We currently produce most of our consumer products in our manufacturing facilities located in New Jersey, San Diego, Bedford, England and Galway, Ireland and some of our professional diagnostic tests in our manufacturing facilities located in Bedford, England, San Diego and Yavne, Israel. Our production processes are complex and require specialized and expensive equipment. Replacement parts for our specialized equipment can be expensive and, in some cases, can require lead times of up to a year to acquire. In addition, our private label consumer products business, and our private label and bulk nutritional supplements business in particular, rely on operational efficiency to mass produce products at low margins per unit. We also rely on third parties to supply production materials and in some cases there may not be alternative sources immediately available.

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

        In the second quarter of 2003, we shipped the first orders for our new digital pregnancy test, Clearblue Easy Digital, which is the first consumer pregnancy test on the market to display test results in words. We also entered into a supply agreement with Pfizer pursuant to which we began in December 2003 supplying Pfizer with a digital version of its e.p.t pregnancy tests on a non-exclusive basis. Instead of interpreting colored lines for a result, the digital display will spell out "Pregnant" or "Not Pregnant." Manufacturing or distribution problems, or other factors beyond our control, could negatively impact the effectiveness of these new products and prevent us from meeting customer demand or our own sales forecasts. In addition, we cannot assure you that the market will accept these new products or that any such acceptance will not dilute market acceptance of our other consumer pregnancy test products or the non-digital e.p.t pregnancy test, which we will manufacture for Pfizer for a period of five years beginning in June 2004. Accordingly, there is no assurance that these new products will increase our overall revenues or profitability.

We may experience difficulties that may delay or prevent our development, introduction or marketing of new or enhanced products.

        We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process. We may experience research and development, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products or enhancements. We cannot be certain that:

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

        While we currently expect to submit a pro-thrombin test for FDA approval in late 2004 and to launch a congestive heart failure product in 2005 and new infectious disease products (including a high sensitivity strep throat test, rapid influenza A & B tests and a rapid HIV test) in 2004, the factors listed above, as well as manufacturing or distribution problems, or other factors beyond our control, could delay these launches. In addition, we cannot assure you that the market will accept these products. Accordingly, there is no assurance that our overall revenues will increase if and when these new products are launched.

We may experience difficulties that may delay or prevent us from completing our plans to centralize our U.S. consumer products packaging and distribution facilities, and our plans to manufacture certain products in China.

        We have announced that we intend to develop a centralized U.S. consumer products packaging and distribution facility which is scheduled to be operational in the third quarter of 2004, and that we intend to transition the manufacture of portions of certain products to China beginning in the third quarter of 2004. We may not commence these operations in the time projected, or at all, if we are unable to develop or finalize the necessary third party relationships; acquire the required facilities, equipment or materials; or obtain any necessary consents or approvals. In addition, even if we do succeed in developing these new operations on schedule, operational problems, or other factors beyond our control, may prevent or delay us from recognizing cost savings, margin improvements or other benefits that we may expect.

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

        Our sales of branded nutritional products have declined each year since 1998 until the year 2002 when they increased slightly as compared to 2001. We believe that these products have under-performed because they are, for the most part, aging brands with limited brand recognition that face increasing private label competition. The overall age of this product line means that we are subject to future distribution loss for under-performing brands, while our opportunities for new distribution on the existing product lines are limited. Though we did experience a slight increase in sales during 2002, the overall trend of declining sales for these products continued in 2003. More recently, we have added new distribution of Posture D and entered into an agreement to serve as the exclusive U.S. distributor of Triomega, a leading European omega-3 supplement owned by Pronova Biocare. Otherwise, we do not expect significant sales growth of our existing branded nutritional products and we may experience further declines in overall sales of our branded nutritional products in the future.

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

        We are involved in various legal proceedings arising out of our consumer diagnostics, nutritional supplements and professional diagnostics business. Our material pending legal proceedings are:

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

        Because of the nature of our business, we may be subject at any particular time to commercial disputes, consumer product claims or various other lawsuits arising in the ordinary course of our business, including employment matters, and expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. An adverse ruling or ruling in one or more such lawsuits could, individually or in the aggregate, have a material adverse effect on our sales, operations or financial performance. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties. These suits can be expensive and result in counterclaims challenging the validity of our patents and other rights. We cannot assure you that these lawsuits or any future lawsuits relating to our businesses will not have a material adverse effect on us.

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

        Under the terms of a manufacturing, packaging and supply agreement that we entered into with Pfizer Inc., through one of its wholly-owned subsidiaries, Pfizer will purchase its non-digital e.p.t pregnancy tests from us beginning on June 6, 2004 and continuing until June 6, 2009. Additionally, under the terms of a separate supply agreement, in December 2003 we began supplying Pfizer with a digital version of its e.p.t pregnancy test on a non-exclusive basis. The amount of revenues or profits that we generate under these agreements will depend on the volume of orders that we receive from Pfizer. As a result, if Pfizer is unable to successfully market and sell its e.p.t pregnancy tests, or if other events adversely affect the volume of Pfizer's sales of its e.p.t pregnancy tests, then our future revenues and profit may be adversely affected.

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

        Our business relies heavily on our foreign operations. Three of our manufacturing facilities are outside the United States, in Bedford, England, Galway, Ireland and Yavne, Israel. Approximately 36% of our net revenues were generated from outside the United States during the year ended December 31, 2003. Our Clearblue pregnancy test product sales have historically been much stronger outside the United States, with 75% of net product sales of these products coming from outside the United States during the year ended December 31, 2003. In addition, the Abbott rapid diagnostics product lines, which were acquired on September 30, 2003, generate a majority of their sales outside the United States. Furthermore, Persona is sold exclusively outside of the United States and our Orgenics professional diagnostic products have always been sold exclusively outside of the United States. Because of our foreign operations and foreign sales, we face exposure to movements in foreign currency exchange rates. Our primary exposures are related to the operations of our European subsidiaries. These exposures may change over time as business practices evolve and could result in increased costs or reduced revenue and could impact our actual cash flow.

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

        Members of our management team have had significant experience in the diabetes field. In addition, technology we own or license may have potential applications to this field and our research and development capabilities could be applied to this field. However, in conjunction with our split-off from Inverness Medical Technology, Inc., or IMT, we agreed not to compete with IMT and Johnson & Johnson in the field of diabetes for 10 years. In addition, Mr. Ron Zwanziger, our Chairman, Chief Executive Officer and President, and two of our senior scientists, Dr. David Scott and Dr. Jerry McAleer, have entered into consulting agreements with IMT that impose similar restrictions. Further, our license agreement with IMT prevents us from using any of the licensed technology in the field of diabetes. As a result of these restrictions, we cannot pursue opportunities in the field of diabetes.

We are obligated to indemnify IMT and others in connection with our split-off and merger transaction with Johnson & Johnson, and we have assumed liabilities in connection with the split-off and merger and certain of our business acquisitions.

        In connection with the split-off and merger transaction with Johnson & Johnson we agreed to indemnify IMT and other related persons for specified liabilities related to our businesses including pre-split-off tax liabilities relating to the businesses we acquired from IMT, statements in the proxy statement/prospectus issued in connection with the split-off and merger and breaches of our obligations under the split-off and merger agreement and certain related agreements. We also assumed all of the liabilities of the consumer diagnostics, nutritional supplement and professional diagnostics businesses that we acquired from IMT. In addition, through our acquisitions of the Unipath business, IMN, Wampole, Ostex and ABI, we also assumed or acquired substantially all of the liabilities of those businesses.

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

        Although we dismissed Arthur Andersen LLP as our independent public accountants in June 2002 and we now engage BDO Seidman, LLP, our consolidated financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, to the extent included in previously filed reports or registration statements, were audited by Arthur Andersen.

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

Our historical financial information relating to periods beginning prior to our split-off from IMT on November 21, 2001 may not be representative of our results as a separate company.

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

  •
  our ability to obtain required financing on terms that are acceptable to us; and

  •
  the issuance of new or revised accounting and auditing standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, the SEC or the Public Company Accounting Oversight Board.

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

        Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At March 31, 2004, our short-term investments approximated market value.

        At March 31, 2004, we had revolving lines of credit available to us of up to $50.0 million in the aggregate under our primary senior credit facility, of which none was used. We may repay any future borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008. Borrowings under the revolving lines of credit bear interest at either (i) the London Interbank Offered Rate, or LIBOR, as defined in the credit agreement, plus applicable margins or, at our option, (ii) a floating Index Rate, as defined in the agreement, plus applicable margins. Applicable margins if we choose to use the LIBOR or the Index Rate can range from 3.25% to 4.00% or 2.00% to 2.75%, respectively, depending on the quarterly adjustments that are based on our consolidated financial performance, excluding IMN's.

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

        As of March 31, 2004, the LIBOR and Index rates applicable under our primary senior credit facility were 1.09% and 4%, respectively. Assuming no changes in our leverage ratio, which would affect the margin of the interest rate under the senior credit agreement, the effect of interest rate fluctuations on each $1.0 million borrowings under the revolving lines of credit in excess of the amounts covered under the interest rate swap agreement over the next twelve months is quantified and summarized as follows:

If compared to the rate at March 31, 2004,	Interest Expense Increase
LIBOR increases by 1% point and aggregate borrowings exceed the amount applicable under the interest rate swap agreement	$10,000
LIBOR increases by 2% points and aggregate borrowings exceed the amount applicable under the interest rate swap agreement	20,000

        Our subsidiary IMN has a credit agreement with its bank, under which it can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to specified borrowing base limitations. These IMN loans mature on October 15, 2004, but the maturity date is automatically extended for one year at each maturity date unless a ninety day termination notice is given in writing by either party to the agreement. As of March 31, 2004, total borrowings outstanding under the credit agreement with the bank were $12.2 million. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.5% above the bank's prime rate or, at IMN's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. As of March 31, 2004, the interest rate on $2.8 million of the outstanding borrowings was at the Adjusted Eurodollar Rate of 1.11% or 1.12% plus the spread of 3.75% and the interest rate on the remaining $9.4 million of the outstanding borrowings was at the prime rate of 4.00% plus the spread of 1.5%. The effect of interest rate fluctuations on the loans under IMN's credit agreement over the next twelve months, assuming the credit agreement is automatically extended for one year at the current maturity date, is quantified and summarized as follows:

If compared to the rates at March 31, 2004,	Interest Expense Increase
Interest rates increase by 1% point	$112,000
Interest rates increase by 2% points	225,000

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. For the three months ended March 31, 2004, the net impact of foreign currency changes on transactions was a gain of $34,000. Generally, we do not use derivative financial instruments or other financial instruments to hedge such economic exposures. However, if our foreign currency exchange exposure in these transactions continues to be significant, we may decide to use such instruments in the future.

        Gross margins of products we manufacture at our European plants and sell in U.S. Dollar are also affected by foreign currency exchange rate movements. Our overall gross margin on net product sales was 40.0% for the three months ended March 31, 2004. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2004, our overall gross margin on net product sales would have been 40.1%, 40.7% and 41.3%, respectively.

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

	Approximate Decrease in
If during the three months ended March 31, 2004, the U.S. dollar was stronger by:
	Net Revenue	Net Income
1%	$240,000	$15,000
5%	1,198,000	73,000
10%	2,396,000	146,000

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at that time. We and our management understand nonetheless that controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, our CEO and CFO concluded that such disclosure controls and procedures were effective as of such date at the "reasonable assurance" level.

Changes in internal control over financial reporting

        There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On January 13, 2004, we issued 89,720 shares of common stock upon conversion of 44,860 shares of our series A redeemable convertible preferred stock pursuant to an exemption afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

        On January 14, 2004, we issued 326,400 shares of common stock upon conversion of 163,200 shares of our series A redeemable convertible preferred stock pursuant to an exemption afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.
  Exhibits:

Exhibit No.	Description
4.1	Indenture, dated as of February 10, 2004, between Inverness Medical Innovations, Inc., the Guarantors named therein and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2003)
4.2
Registration Rights Agreement, as of February 10, 2004, by and among Inverness Medical Innovations, Inc., the guarantors named therein and UBS Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2003)
*10.1
Third Amendment and Consent to Second Amended and Restated Credit Agreement and Consent to Intercreditor Agreement, dated as of January 20, 2004, by and among Inverness Medical Innovations, Inc., Wampole Laboratories, LLC., Inverness Medical (UK) Holdings Limited, the other Credit Parties signatory thereto, the Lenders signatory thereto from time to time, General Electric Capital Corporation, as administrative agent for Lender, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent and co-syndication agent, and UBS Securities, LLC, as co-syndication agent
*10.2
Fourth Amendment to Second Amended and Restated Credit Agreement and Amendment to Loan Documents, dated as of February 5, 2004 by and among Inverness Medical Innovations, Inc., Wampole Laboratories, LLC, Inverness Medical (UK) Holdings Limited, the other Credit Parties signatory thereto, the Lenders signatory thereto from time to time, General Electric Capital Corporation, as administrative agent for Lenders, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent and co-syndication agent, and UBS Securities, LLC, as co-syndication agent
*10.3
Fifth Amendment and Consent to Second Amended and Restated Credit Agreement and Amendment to Post-Closing Letter, dated as of April 28, 2004 by and among Inverness Medical Innovations, Inc., Wampole Laboratories, LLC, Inverness Medical (UK) Holdings Limited, the other Credit Parties signatory thereto, the Lenders signatory thereto from time to time, General Electric Capital Corporation, as administrative agent for Lenders, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent and co-syndication agent, and UBS Securities, LLC, as co-syndication agent

10.4
First Amendment to Convertible Subordinated Promissory Notes, dated as of January 15, 2004 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2003)
*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
filed herewith

b.
Reports on Form 8-K:

        On January 22, 2004, we filed a Current Report on Form 8-K dated January 14, 2004 (Items 5, 7, and 9) regarding our announcement of our intention to commence an offering of $150,000,000 of 8 3/4% senior subordinated notes, the conversion of the remainder of our series A redeemable convertible preferred stock into shares of common stock and to furnish certain supplemental financial information.

        On January 30, 2004, we filed a Current Report on Form 8-K dated January 28, 2004 (Item 9) relating to an informal investigation then being conducted by the SEC's Division of Enforcement. For a discussion of the conclusion of this informal investigation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments" on page 23 of this report.

        On February 12, 2004, we filed a Current Report on Form 8-K dated February 10, 2004 (Items 5 and 7) regarding the announcement of our completion of a private placement of $150,000,000 of 8 3/4% senior subordinated notes.

        On February 18, 2004, we filed a Current Report on Form 8-K dated February 18, 2004 (Items 12 and 7) in order to furnish our press release entitled "Inverness Medical Innovations Announces Fourth Quarter 2003 Results."

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: May 10, 2004	/s/ CHRISTOPHER J. LINDOP Christopher J. Lindop Chief Financial Officer and an authorized officer

QuickLinks

TABLE OF CONTENTS
  PART I — FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (in thousands, except per share amounts)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED) (in thousands, except per share amounts)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (in thousands)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II — OTHER INFORMATION
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE