Form 10-Q
period 2004-06-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2004-08-09
CIK 1145460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

COMMISSION FILE NUMBER 001-16789

INVERNESS MEDICAL INNOVATIONS, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	04-3565120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

        The number of shares outstanding of the registrant's common stock as of August 6, 2004 was 20,289,642.

INVERNESS MEDICAL INNOVATIONS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2004

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in this quarterly report on Form 10-Q and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements" beginning on pages 44 and 60, respectively, in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

        Unless the context requires otherwise, references in this quarterly report on Form 10-Q to "we," "us," and "our" refer to Inverness Medical Innovations, Inc. and its subsidiaries.

        We have registered or are using the following trademarks which appear in this quarterly report on Form 10-Q: Clearblue™, Clearblue Easy®, Fact plus®, Persona®, Clearview®, Wampole®, Testpack™, Signify®, Ferro-Sequels™, Stresstabs®, Protegra®, Posture®, SoyCare™, ALLBEE®, and Z-BEC®.

        The following are registered trademarks of parties other than us: Abbott®, Abbott TestPack®, Abbott TestPack plus® and e.p.t®.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
				(restated)
Net product sales	$86,730	$63,925	$174,931	$126,904
License revenue	1,997	1,792	4,497	3,915

Net revenue	88,727	65,717	179,428	130,819
Cost of sales	53,672	37,043	107,413	72,315

Gross profit	35,055	28,674	72,015	58,504

Operating expenses:
Research and development	7,992	5,957	15,415	10,642
Sales and marketing	12,862	12,157	26,413	23,698
General and administrative	14,137	8,010	25,457	16,376
Stock-based compensation(1)	—	—	—	6

Total operating expenses	34,991	26,124	67,285	50,722

Operating income	64	2,550	4,730	7,782
Interest expense, including amortization of discounts and write-off of deferred financing costs (Note 8)	(4,541)	(1,909)	(12,311)	(4,280)
Other income, net	29	5,732	476	6,020

(Loss) income before income taxes	(4,448)	6,373	(7,105)	9,522

Income tax provision	1,118	771	640	1,627

Net (loss) income	$(5,566)	$5,602	$(7,745)	$7,895

Net (loss) income available to common stockholders—basic (Note 5)	$(5,566)	$5,461	$(8,494)	$7,580

Net (loss) income available to common stockholders—diluted (Note 5)	$(5,566)	$5,610	$(8,494)	$7,911

Net (loss) income per common share—basic (Note 5)	$(0.28)	$0.39	$(0.43)	$0.54

Net (loss) income per common share—diluted (Note 5)	$(0.28)	$0.34	$(0.43)	$0.48

Weighted average shares—basic (Note 5)	19,701	14,021	19,568	13,911

Weighted average shares—diluted (Note 5)	19,701	16,660	19,568	16,551

(1)
The charge for stock-based compensation for the six months ended June 30, 2003 was classified as general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$21,995	$24,622
Accounts receivable, net of allowances of $7,650 at June 30, 2004 and $7,492 at December 31, 2003	53,385	55,418
Inventories	54,689	47,043
Deferred tax assets	1,178	1,178
Prepaid expenses and other current assets	9,147	10,599

Total current assets	140,394	138,860

Property, plant and equipment, net	60,229	56,999
Goodwill	239,586	233,792
Other intangible assets with indefinite lives	41,454	38,119
Core technology and patents, net	35,428	36,423
Other intangible assets, net	26,500	27,743
Deferred financing costs, net, and other non-current assets	8,912	7,457
Deferred tax assets	5,031	4,075

Total assets	$557,534	$543,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,519	$14,055
Current portion of capital lease obligations	460	457
Accounts payable	32,119	38,006
Accrued expenses and other current liabilities	47,347	41,122

Total current liabilities	81,445	93,640

Long-term liabilities:
Long-term debt, net of current portion	188,011	159,838
Capital lease obligations, net of current portion	1,593	1,831
Deferred tax liabilities	11,496	9,118
Other long-term liabilities	3,585	3,307

Total long-term liabilities	204,685	174,094

Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,667 shares
Issued—2,527 shares at June 30, 2004 and December 31, 2003
Outstanding—none at June 30, 2004 and 208 shares at December 31, 2003	—	6,185

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized—2,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized—50,000 shares
Issued and outstanding—20,259 shares at June 30, 2004 and 19,640 shares at December 31, 2003	20	20
Additional paid-in capital	352,185	341,703
Notes receivable from stockholders	(14,691)	(14,691)
Accumulated deficit	(77,790)	(69,296)
Accumulated other comprehensive income	11,680	11,813

Total stockholders' equity	271,404	269,549

Total liabilities and stockholders' equity	$557,534	$543,468

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2004	2003
		(restated)
Cash Flows from Operating Activities:
Net (loss) income	$(7,745)	$7,895
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Interest expense related to amortization and/or write-off of noncash original issue discount and deferred financing costs	3,960	648
Noncash gain related to interest rate swap agreement	(434)	(87)
Noncash stock-based compensation expense	—	6
Depreciation and amortization	9,678	7,051
Deferred income taxes	—	551
Other noncash items	(79)	(2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	2,569	(832)
Inventories	(6,659)	(3,368)
Prepaid expenses and other current assets	1,430	(2,142)
Accounts payable	(6,508)	(1,737)
Accrued expenses and other current liabilities	9,534	(6,297)
Increase in other long-term liabilities	302	—

Net cash provided by operating activities	6,048	1,686

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(9,925)	(5,555)
Proceeds from sale of property, plant and equipment	182	143
Payments for acquisitions and intellectual property	(8,486)	(4,221)
Increase in other assets	(794)	(593)

Net cash used in investing activities	(19,023)	(10,226)

Cash Flows from Financing Activities:
Cash paid for financing costs	(5,117)	(112)
Proceeds from issuance of common stock, net of issuance costs	546	809
Proceeds from issuance of senior subordinated notes	150,000	—
Net (repayment) proceeds from revolving lines of credit	(39,958)	2,313
Repayments of notes payable	(94,505)	(2,651)
Principal payments of capital lease obligations	(242)	(340)

Net cash provided by financing activities	10,724	19

Foreign exchange effect on cash and cash equivalents	(376)	2,873

Net decrease in cash and cash equivalents	(2,627)	(5,648)
Cash and cash equivalents, beginning of period	24,622	30,668

Cash and cash equivalents, end of period	$21,995	$25,020

Supplemental Disclosure of Noncash Activities:
Dividends, redemption interest and amortization of beneficial conversion feature related to preferred stock	$749	$315

Fair value of stock issued for acquisitions and intellectual property	$3,002	$26,037

Fair value of assumed and fully-vested stock options and warrants for acquisitions	$—	$1,752

Conversion of preferred stock into common stock	$6,934	$—

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

        In connection with our restatement for the year ended December 31, 2002, as discussed in our 2003 annual report on Form 10-K/A, we also restated our consolidated financial statements for the three months ended March 31, 2003 to reflect certain adjustments related to sales incentive allowances. Such adjustments are reflected in the accompanying consolidated financial statements for the six months ended June 30, 2003.

(2) Cash and Cash Equivalents

        We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2004, our cash equivalents consisted of money market funds.

(3) Inventories

        Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Raw materials	$22,381	$19,606
Work-in-process	15,633	12,631
Finished goods	16,675	14,806

	$54,689	$47,043

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

        Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, our net (loss) income would have been (increased) decreased to the pro forma amounts indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003(b)	2004	2003(b)
				(restated)
	(in thousands, except per share amounts)
Net (loss) income—as reported	$(5,566)	$5,602	$(7,745)	$7,895
Stock-based employee compensation—as reported(a)	—	—	—	1
Pro forma stock-based employee compensation	(1,203)	(1,022)	(2,805)	(2,222)

Net (loss) income—pro forma	$(6,769)	$4,580	$(10,550)	$5,674

(Loss) income per share—basic:
Net (loss) income per share—as reported	$(0.28)	$0.39	$(0.43)	$0.54
Stock-based employee compensation—as reported	—	—	—	—
Pro forma stock-based employee compensation	(0.06)	(0.07)	(0.15)	(0.15)

Net (loss) income per share—pro forma	$(0.34)	$0.32	$(0.58)	$0.39

(Loss) income per share—diluted:
Net (loss) income per share—as reported	$(0.28)	$0.34	$(0.43)	$0.48
Stock-based employee compensation—as reported	—	—	—	—
Pro forma stock-based employee compensation	(0.06)	(0.06)	(0.15)	(0.14)

Net (loss) income per share—pro forma	$(0.34)	$0.28	$(0.58)	$0.34

(a)
Stock-based employee compensation expense, as reported, primarily represents the amortization of deferred compensation of certain stock options that were granted to employees below fair market value. This amount excludes stock-based compensation expense recognized in connection with stock options that were granted to non-employees.

(b)
Pro forma stock-based employee compensation charge and related per share charge for the three and six months ended June 30, 2003 have been adjusted to reflect estimated tax benefits associated with such charge.

        We have computed the pro forma disclosures for stock options granted to employees after January 1, 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	2.87-3.95%	2.3-2.4%	2.8-3.95%	2.3-3.1%
Expected dividend yield	—	—	—	—
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	48%	56%	48%	57%

        The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the three months ended June 30, 2004 and 2003 were $9.01 and $8.46, respectively. The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the six months ended June 30, 2004 and 2003 were $9.19 and $8.30, respectively.

(5) Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
				(restated)
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(5,566)	$5,602	$(7,745)	$7,895
Dividends, redemption interest and amortization of beneficial conversion feature related to Series A Preferred Stock	—	(141)	(749)	(315)

Net (loss) income available to common stockholders—basic	(5,566)	5,461	(8,494)	7,580
Interest on convertible promissory notes and dividends and redemption interest related to Series A Preferred Stock	—	149	—	331

Net (loss) income available to common stockholders—diluted	$(5,566)	$5,610	$(8,494)	$7,911

Denominator:
Denominator for basic (loss) income per share—weighted average shares	19,701	14,021	19,568	13,911
Effect of dilutive securities:
Employee stock options	—	479	—	416
Warrants	—	171	—	156
Restricted stock and escrow shares	—	999	—	1,078
Convertible promissory notes	—	344	—	344
Series A Preferred Stock	—	646	—	646

Dilutive potential common shares	—	2,639	—	2,640

Denominator for dilutive (loss) income per share—adjusted weighted average shares and assumed conversions	19,701	16,660	19,568	16,551

Net (loss) income per share—basic	$(0.28)	$0.39	$(0.43)	$0.54

Net (loss) income per share—diluted	$(0.28)	$0.34	$(0.43)	$0.48

        We had the following potential dilutive securities outstanding on June 30, 2004: (a) options and warrants to purchase an aggregate of 4.2 million shares of common stock at a weighted average exercise price of $15.90 per share and (b) convertible promissory notes that are convertible into an aggregate of 344,000 shares of common stock. These potential dilutive securities were not included in the computation of diluted loss per share for the three and six months ended June 30, 2004 because the effect of including the number of such potential dilutive securities would be antidilutive. We had potential dilutive options and warrants to purchase an aggregate of 994,000 shares of common stock at a weighted average exercise price of $21.53 per share outstandning on June 30, 2003, which were not included in the computation of diluted income per share for the three and six months ended June 30, 2003.

(6) Series A Redeemable Convertible Preferred Stock

        In January 2004, 208,000 shares of our series A redeemable convertible preferred stock ("Series A Preferred Stock") were converted into 416,000 shares of our common stock. For the six months ended June 30, 2004, we recorded $749,000 in related redemption interest and amortization of beneficial conversion feature, along with the acceleration of the remaining unamortized beneficial conversion feature upon the Series A Preferred Stock conversion.

(7) Comprehensive Income or Loss

        Comprehensive income or loss represents net income or loss plus other comprehensive income or loss items. Our other comprehensive income or loss includes primarily foreign currency translation adjustments, and to a lesser extent, pension adjustments. For the three and six months ended June 30, 2004, we generated a comprehensive loss of $6.1 million and $7.9 million, respectively, and for the three and six months ended June 30, 2003, we generated comprehensive income of $7.1 million and $9.3 million, respectively.

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

        The Bonds accrue interest from the date of their issuance, or February 10, 2004, at the rate of 8.75% per year. Interest on the Bonds will be payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2004. For the three and six months ended June 30, 2004, we recorded $3.5 million and $5.4 million, respectively, in interest expense, including amortization of deferred financing costs, related to the Bonds. We may redeem the Bonds, in whole or in part, at any time on or after February 15, 2008, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, prior to February 15, 2007, we may redeem up to 35% of the aggregate principal amount of the Bonds issued with the proceeds of qualified equity offerings at a redemption price equal to 108.75% of the principal amount, plus accrued and unpaid interest.

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

        In connection with the prepayment of the outstanding balances under our primary senior credit facility and 9% subordinated promissory notes, we recorded additional interest expense of $3.8 million for the six months ended June 30, 2004, which consisted of a write-off of the remaining related unamortized deferred financing costs of $3.2 million, a financing fee of $450,000 paid to the banks in connection with our repayment of borrowings under our senior credit facility and a prepayment penalty of $180,000, which equated to 2% of the principal balance repaid under our 9% subordinated promissory notes.

(9) Business Combinations

  (a) Recent Acquisitions

        On June 16, 2004, we acquired Advantage Diagnostics Corporation ("ADC"), a closely held lateral flow diagnostic company that specializes in rapid test development and component manufacturing. The purchase price consisted of $2.4 million in cash and $216,000 in assumed debt. The terms of the merger agreement also provide for $1.5 million of contingent consideration payable to the ADC shareholders, upon the successful completion of a new product under development by December 31, 2005.

        On June 2, 2004, we acquired Viva Diagnostika ("Viva"), a closely held distributor of professional diagnostic products to the German marketplace. The purchase price of Viva consisted of $2.6 million in cash, 155,000 shares of our common stock with an aggregate fair value of $3.0 million and $295,000 in assumed debt.

        Because of the timing of the acquisitions of ADC and Viva, we have not completed third-party valuations of the intangible assets we believe we have acquired. Accordingly, the allocations of the preliminary purchase prices are subject to changes and the aggregate values of the intangible assets have not yet been allocated to the various intangible asset classes on the accompanying consolidated balance sheet as of June 30, 2004.

  (b) Restructuring Plans of Previous Acquisitions

        In connection with our acquisitions of Ostex International, Inc. ("Ostex"), IMN and certain entities, businesses and intellectual property of Unilever Plc (the "Unipath business"), we recorded restructuring costs as part of the respective aggregate purchase prices in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The following table sets forth the restructuring cost balances related to the restructuring activities of these acquired businesses as of June 30, 2004 and the activities in these accounts during the six months ended June 30, 2004:

	Balance at December 31, 2003	Net Costs Added to Purchase Price	Amounts Paid	Other(1)	Balance at June 30, 2004
	(in thousands)
Ostex	$2,086	$309	$(717)	$—	$1,678
IMN	519	—	(174)	—	345
Unipath business	1,347	—	—	22	1,369

Total restructuring costs	$3,952	$309	$(891)	$22	$3,392

(1)
Represents foreign currency translation adjustment.

        As a result of our acquisition of Ostex in June 2003, we established a restructuring plan whereby we exited the facilities of Ostex in Seattle, Washington, and combined such activities with our existing manufacturing and distribution facilities. Total severance costs associated with involuntarily terminated employees are $1.6 million, of which substantially all has been paid as of June 30, 2004. Costs to vacate the Ostex facilities are $474,000, of which $119,000 has been paid as of June 30, 2004. Additionally, the remaining costs to exit operations, primarily facilities lease commitments, are $1.9 million, of which $609,000 has been paid as of June 30, 2004.

        In connection with our IMN acquisition in March 2002, we reorganized the business operations of IMN to improve efficiencies and eliminate redundant activities on a company-wide basis. The restructuring affected all cost centers within the organization, but most significantly responsibilities at the sales and executive levels, as such activities were combined with our existing business operations. As part of the restructuring plan, we are in the process of relocating one of IMN's warehouses to a closer proximity of the manufacturing facility to improve efficiency. The warehouse relocation is expected to be completed by September 2004. Of the $1.6 million in total exit costs, which include severance costs of involuntarily terminated employees and costs to vacate the warehouse, $1.3 million have been paid as of June 30, 2004.

        As a result of our acquisition of the Unipath business in December 2001, we reorganized the operations of the Unipath business for purposes of improving efficiencies and achieving economies of scale on a company-wide basis. Such reorganization affected most major cost centers at the operations of the Unipath England location. Additionally, most business activities of the division in the United States were merged into our existing U.S. businesses. Total exit costs, which primarily related to severance and early retirement obligations, amounted to $4.2 million. As of June 30, 2004, $1.4 million of these exit costs remained unpaid.

(10) Defined Benefit Pension Plan

        Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Service cost	$446	$337	$900	$670
Interest cost	51	14	103	28
Expected return on plan assets	(45)	(15)	(91)	(29)
Realized losses	5	—	11	—

Net periodic benefit costs	$457	$336	$923	$669

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

        Segment information for the three and six months ended June 30, 2004 and 2003 is as follows:

	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
	(in thousands)
Three Months Ended June 30, 2004
Net revenue from external customers	$56,355	$32,372	$—	$88,727
EBITDA	4,864	3,706	(3,748)	4,822
Three Months Ended June 30, 2003
Net revenue from external customers	48,919	16,798	—	65,717
EBITDA	6,843	2,960	1,854	11,657
Six Months Ended June 30, 2004
Net revenue from external customers	117,064	62,364	—	179,428
EBITDA	11,927	8,823	(6,438)	14,312
Six Months Ended June 30, 2003 (restated)
Net revenue from external customers	97,159	33,660	—	130,819
EBITDA	14,558	5,503	223	20,284
Assets at June 30, 2004	283,005	269,459	5,070	557,534
Assets at December 31, 2003 (restated)	286,166	253,207	4,095	543,468

        Reconciliation of net (loss) income to EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
				(restated)
	(in thousands)
Net (loss) income	$(5,566)	$5,602	$(7,745)	$7,895
Interest expense, net of interest income	4,316	1,630	11,739	3,711
Income taxes	1,118	771	640	1,627
Depreciation and amortization	4,954	3,654	9,678	7,051

EBITDA	$4,822	$11,657	$14,312	$20,284

        Net (loss) income includes the following non-recurring or non-operating income or charge. No adjustments to EBITDA have been made for these items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Write-off of financing costs and prepayment fees incurred in connection with early extinguishment of debt	$250	$—	$3,788	$—
Income from settlement with Unilever	—	(3,803)	—	(3,803)

(12) Material Contingencies

        Our material pending legal proceedings are described in the section of our annual report on Form 10-K/A for the year ended December 31, 2003 titled "Item 3. Legal Proceedings." Material developments in our material pending legal proceedings are described in this quarterly report on Form 10-Q in "Part II. Item 1. Legal Proceedings."

(13) Guarantor Financial Information

        We issued $150 million in Bonds to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States in compliance with Regulation S of the Securities Act (Note 8). Our payment obligations under the Bonds are guaranteed by certain of our domestic subsidiaries (the "Guarantor Subsidiaries"). The guarantee is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors in the Bonds. The following supplemental financial information sets forth, on a consolidating basis, the statements of operations for the three and six months ended June 30, 2004 and 2003, the balance sheets as of June 30, 2004 and December 31, 2003 and the statements of cash flows for the six months ended June 30, 2004 and 2003 for our company (the "Issuer"), the Guarantor Subsidiaries and our other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects our investments and the Guarantor Subsidiaries investments in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2004
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$5,154	$35,639	$56,540	$(10,603)	$86,730
License revenue	—	24	1,973	—	1,997

Net revenue	5,154	35,663	58,513	(10,603)	88,727
Cost of sales	4,723	25,002	35,805	(11,858)	53,672

Gross profit	431	10,661	22,708	1,255	35,055
Operating expenses:
Research and development	4	887	7,101	—	7,992
Sales and marketing	546	5,887	6,429	—	12,862
General and administrative	3,212	4,059	6,866	—	14,137

Total operating expenses	3,762	10,833	20,396	—	34,991

Operating (loss) income	(3,331)	(172)	2,312	1,255	64
Equity in earnings of subsidiaries, net of tax	1,651	—	—	(1,651)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(3,814)	(368)	(1,321)	962	(4,541)
Other income (expense), net	998	150	(157)	(962)	29

(Loss) income before income taxes	(4,496)	(390)	834	(396)	(4,448)
Income tax provision (benefit)	1,070	431	(383)	—	1,118

Net (loss) income	$(5,566)	$(821)	$1,217	$(396)	$(5,566)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2003
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$5,982	$21,372	$48,877	$(12,306)	$63,925
License revenue	—	—	1,792	—	1,792

Net revenue	5,982	21,372	50,669	(12,306)	65,717
Cost of sales	4,940	13,740	29,215	(10,852)	37,043

Gross profit	1,042	7,632	21,454	(1,454)	28,674
Operating expenses:
Research and development	68	153	5,736	—	5,957
Sales and marketing	565	5,181	6,411	—	12,157
General and administrative	1,759	1,285	4,966	—	8,010

Total operating expenses	2,392	6,619	17,113	—	26,124

Operating (loss) income	(1,350)	1,013	4,341	(1,454)	2,550
Equity in earnings of subsidiaries, net of tax	3,572	—	—	(3,572)	—
Interest expense, including amortization of discounts	(779)	(282)	(996)	148	(1,909)
Other income (expense), net	4,172	(1,005)	2,713	(148)	5,732

Income (loss) before income taxes	5,615	(274)	6,058	(5,026)	6,373
Income tax provision	13	169	520	69	771

Net income (loss)	$5,602	$(443)	$5,538	$(5,095)	$5,602

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2004
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$9,929	$69,830	$118,102	$(22,930)	$174,931
License revenue	—	46	4,451	—	4,497

Net revenue	9,929	69,876	122,553	(22,930)	179,428
Cost of sales	9,767	47,794	74,488	(24,636)	107,413

Gross profit	162	22,082	48,065	1,706	72,015
Operating expenses:
Research and development	100	1,515	13,800	—	15,415
Sales and marketing	1,017	11,785	13,611	—	26,413
General and administrative	5,527	6,767	13,163	—	25,457

Total operating expenses	6,644	20,067	40,574	—	67,285

Operating (loss) income	(6,482)	2,015	7,491	1,706	4,730
Equity in earnings of subsidiaries, net of tax	3,995	—	—	(3,995)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(6,987)	(4,038)	(2,889)	1,603	(12,311)
Other income, net	1,729	246	104	(1,603)	476

(Loss) income before income taxes	(7,745)	(1,777)	4,706	(2,289)	(7,105)
Income tax provision	—	175	465	—	640

Net (loss) income	$(7,745)	$(1,952)	$4,241	$(2,289)	$(7,745)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2003
(in thousands)
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$11,719	$44,333	$91,480	$(20,628)	$126,904
License revenue	—	31	3,884	—	3,915

Net revenue	11,719	44,364	95,364	(20,628)	130,819
Cost of sales	9,430	27,252	56,017	(20,384)	72,315

Gross profit	2,289	17,112	39,347	(244)	58,504
Operating expenses:
Research and development	137	279	10,226	—	10,642
Sales and marketing	1,118	10,561	12,019	—	23,698
General and administrative	3,556	2,496	10,324	—	16,376
Stock-based compensation	6	—	—	—	6

Total operating expenses	4,817	13,336	32,569	—	50,722

Operating (loss) income	(2,528)	3,776	6,778	(244)	7,782
Equity in earnings of subsidiaries, net of tax	7,892	—	—	(7,892)	—
Interest expense, including amortization of discounts	(1,965)	(588)	(2,023)	296	(4,280)
Other income (expense), net	4,522	(976)	2,770	(296)	6,020

Income before income taxes	7,921	2,212	7,525	(8,136)	9,522
Income tax provision	26	365	1,051	185	1,627

Net income	$7,895	$1,847	$6,474	$(8,321)	$7,895

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
June 30, 2004
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$458	$9,389	$12,148	$—	$21,995
Accounts receivable, net of allowances	2,063	25,690	25,632	—	53,385
Inventories	5,531	18,423	35,352	(4,617)	54,689
Deferred tax assets	—	—	1,178	—	1,178
Prepaid expenses and other current assets	1,767	1,497	5,883	—	9,147
Intercompany receivables	56,412	7,620	14,791	(78,823)	—

Total current assets	66,231	62,619	94,984	(83,440)	140,394

Property, plant and equipment, net	2,475	10,120	47,634	—	60,229
Goodwill	30,505	104,123	104,958	—	239,586
Other intangible assets with indefinite lives	—	12,420	29,034	—	41,454
Core technology and patents, net	2,689	5,915	26,824	—	35,428
Other intangible assets, net	5,194	14,590	6,716	—	26,500
Deferred financing costs, net, and other non-current assets	6,314	1,539	1,059	—	8,912
Deferred tax assets	620	1,132	2,821	458	5,031
Investment in subsidiaries	237,655	(716)	—	(236,939)	—
Intercompany notes receivable	119,152	14,263	—	(133,415)	—

Total assets	$470,835	$226,005	$314,030	$(453,336)	$557,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$1,519	$—	$1,519
Current portion of capital lease obligations	—	2	458	—	460
Accounts payable	784	8,846	22,489	—	32,119
Accrued expenses and other current liabilities	12,259	14,114	20,974	—	47,347
Intercompany payables	11,232	15,366	52,225	(78,823)	—

Total current liabilities	24,275	38,328	97,665	(78,823)	81,445

Long-term liabilities:
Long-term debt, net of current portion	175,156	—	12,855	—	188,011
Capital lease obligations, net of current portion	—	6	1,587	—	1,593
Deferred tax liabilities	—	1,753	9,743	—	11,496
Other long-term liabilities	—	—	3,585	—	3,585
Intercompany notes payable	—	68,139	65,226	(133,365)	—

Total long-term liabilities	175,156	69,898	92,996	(133,365)	204,685

Stockholders' equity	271,404	117,779	123,369	(241,148)	271,404

Total liabilities and stockholders' equity	$470,835	$226,005	$314,030	$(453,336)	$557,534

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2003
(in thousands)
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,708	$11,058	$11,856	$—	$24,622
Accounts receivable, net of allowances	3,915	29,505	21,998	—	55,418
Inventories	4,463	19,737	28,980	(6,137)	47,043
Deferred tax assets	—	—	1,178	—	1,178
Prepaid expenses and other current assets	1,365	1,507	7,727	—	10,599
Intercompany receivables	6,073	5,114	8,911	(20,098)	—

Total current assets	17,524	66,921	80,650	(26,235)	138,860

Property, plant and equipment, net	1,199	9,631	46,169	—	56,999
Goodwill	48,704	81,907	103,181	—	233,792
Other intangible assets with indefinite lives	—	9,092	29,027	—	38,119
Core technology and patents, net	8,193	293	27,937	—	36,423
Other intangible assets, net	6,437	14,198	7,108	—	27,743
Deferred financing costs, net, and other non-current assets	2,015	4,150	1,292	—	7,457
Deferred tax assets	621	1,132	2,322	—	4,075
Investment in subsidiaries	207,106	—	—	(207,106)	—
Intercompany notes receivable	120,918	94,208	—	(215,126)	—

Total assets	$412,717	$281,532	$297,686	$(448,467)	$543,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$14,055	$—	$14,055
Current portion of capital lease obligations	—	18	439	—	457
Accounts payable	4,448	11,431	22,127	—	38,006
Accrued expenses and other current liabilities	8,641	14,879	17,602	—	41,122
Intercompany payables	6,512	8,036	5,555	(20,103)	—

Total current liabilities	19,601	34,364	59,778	(20,103)	93,640

Long-term liabilities:
Long-term debt, net of current portion	34,056	91,974	33,808	—	159,838
Capital lease obligations, net of current portion	—	20	1,811	—	1,831
Deferred tax liabilities	—	1,752	7,366	—	9,118
Other long-term liabilities	—	—	3,307	—	3,307
Intercompany notes payable	83,326	57,186	74,611	(215,123)	—

Total long-term liabilities	117,382	150,932	120,903	(215,123)	174,094

Series A redeemable convertible preferred stock	6,185	—	—	—	6,185

Stockholders' equity	269,549	96,236	117,005	(213,241)	269,549

Total liabilities and stockholders' equity	$412,717	$281,532	$297,686	$(448,467)	$543,468

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2004
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(7,745)	$(1,952)	$4,241	$(2,289)	$(7,745)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(3,995)	—	—	3,995	—
Interest expense related to amortization and/or write-off of non-cash original issue discount, and deferred financing costs	548	3,064	348	—	3,960
Noncash gain related to interest rate swap agreement	(434)	—	—	—	(434)
Depreciation and amortization	818	2,226	6,634	—	9,678
Other noncash items	—	(46)	(33)	—	(79)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,852	2,968	(2,251)	—	2,569
Inventories	(1,068)	1,385	(5,270)	(1,706)	(6,659)
Prepaid expenses and other current assets	(403)	(3)	1,836	—	1,430
Intercompany payables or receivables	(123,714)	90,763	32,794	157	—
Accounts payable	(3,666)	(2,641)	(201)	—	(6,508)
Accrued expenses and other current liabilities	6,550	(1,006)	3,990	—	9,534
Increase in other long-term liabilities	—	—	302	—	302

Net cash (used in) provided by operating activities	(131,257)	94,758	42,390	157	6,048

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the Six Months Ended June 30, 2004
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,383)	(2,675)	(5,867)	—	(9,925)
Proceeds from sale of property, plant and equipment	—	123	59	—	182
Payments for acquisitions	(4,633)	(926)	(2,927)	—	(8,486)
(Increase) decrease in other assets	(759)	(612)	577	—	(794)

Net cash used in investing activities	(6,775)	(4,090)	(8,158)	—	(19,023)

Cash Flows from Financing Activities:
Cash paid for financing costs	(4,764)	(325)	(28)	—	(5,117)
Proceeds from issuance of common stock, net of issuance costs	546	—	—	—	546
Proceeds from issuance of senior subordinated notes	150,000	—	—	—	150,000
Net repayment under revolving lines of credit	—	(16,899)	(23,059)	—	(39,958)
Repayments of notes payable	(9,000)	(75,075)	(10,430)	—	(94,505)
Principal payments of capital lease obligations	—	(38)	(204)	—	(242)

Net cash provided by (used in) financing activities	136,782	(92,337)	(33,721)	—	10,724

Foreign exchange effect on cash and cash equivalents	—	—	(219)	(157)	(376)

Net (decrease) increase in cash and cash equivalents	(1,250)	(1,669)	292	—	(2,627)
Cash and cash equivalents, beginning of period	1,708	11,058	11,856	—	24,622

Cash and cash equivalents, end of period	$458	$9,389	$12,148	$—	$21,995

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2003
(in thousands)
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$7,895	$1,847	$6,474	$(8,321)	$7,895
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(7,890)	—	—	7,890	—
Interest expense related to amortization of noncash original issue discount and deferred financing costs	228	136	284	—	648
Noncash gain related to interest rate swap agreement	(87)	—	—	—	(87)
Noncash stock-based compensation expense	6	—	—	—	6
Depreciation and amortization	297	1,303	5,451	—	7,051
Deferred income taxes	—	—	366	185	551
Other noncash items	—	(25)	23	—	(2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(510)	(1,512)	1,190	—	(832)
Inventories	(224)	1,683	(5,073)	246	(3,368)
Prepaid expenses and other current assets	(549)	862	(2,455)	—	(2,142)
Intercompany payables or receivables	6,158	(5,183)	(327)	(648)	—
Accounts payable	(831)	(1,106)	200	—	(1,737)
Accrued expenses and other current liabilities	597	(2,604)	(4,290)	—	(6,297)

Net cash provided by (used in) operating activities	5,090	(4,599)	1,843	(648)	1,686

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the Six Months Ended June 30, 2003
(in thousands)
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(176)	(963)	(4,416)	—	(5,555)
Proceeds from sale of property, plant and equipment	—	64	79	—	143
Payments for acquisitions and intellectual property	(3,029)	(276)	(916)	—	(4,221)
(Increase) decrease in other assets	(441)	(193)	41	—	(593)

Net cash used in investing activities	(3,646)	(1,368)	(5,212)	—	(10,226)

Cash Flows from Financing Activities:
Cash paid for financing costs	(93)	—	(19)	—	(112)
Proceeds from issuance of common stock, net of issuance costs	809	—	—	—	809
Net proceeds from lines of credit	—	—	2,313	—	2,313
Repayments of notes payable	—	(1,250)	(1,401)	—	(2,651)
Principal payments of capital lease obligations	—	—	(340)	—	(340)

Net cash provided by (used in) financing activities	716	(1,250)	553	—	19

Foreign exchange effect on cash and cash equivalents	—	—	2,225	648	2,873

Net increase (decrease) in cash and cash equivalents	2,160	(7,217)	(591)	—	(5,648)
Cash and cash equivalents, beginning of period	3,004	16,069	11,595	—	30,668

Cash and cash equivalents, end of period	$5,164	$8,852	$11,004	$—	$25,020

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        As noted above, this quarterly report on Form 10-Q, including this Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Item 2 include, without limitation, statements regarding our expectations with respect to new product launches, research and development expenditures, legal expenditures, net product sales and gross profits from our various business segments, license revenue, our funding plans for our future working capital needs and commitments, and the impact of our acquisitions. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth below under "Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements." The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

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

        For the three and six months ended June 30, 2004, we recorded net revenue of $88.7 million and $179.4 million, respectively, compared to net revenue of $65.7 million and $130.8 million for the three and six months ended June 30, 2003, respectively. Adjusted for the impact of currency translation, net revenue for the three and six months ended June 30, 2004 was $86.5 million and $174.1 million, respectively. Overall revenue growth, adjusted for the impact of currency translation, resulted from acquisitions and, to a lesser extent, organic growth, both of which occurred primarily in our professional diagnostics business. Our acquisitions in the second half of 2003, including the rapid diagnostics product lines from Abbott Laboratories in September and Applied Biotech, Inc., or ABI, in August, contributed approximately 77% of our currency adjusted revenue growth for the six months ended June 30, 2004.

        Despite the growth in our revenue, for the three and six months ended June 30, 2004, we recorded a net loss of $5.6 million and $7.7 million, respectively, compared to net income of $5.6 million and $7.9 million for the three and six months ended June 30, 2003, respectively. Factors that contributed to the significant loss in 2004 through June, as compared to the income in the comparable period of 2003, include (i) reduction of approximately 160 basis points in our overall gross margin due to fluctuations in foreign currencies that are unfavorable to our core pregnancy product margins, (ii) reduction of approximately 200 basis points in our overall gross margin due to margin erosion in our nutritionals business, (iii) significant research and development spending, (iv) higher interest expense due to higher average debt balance and weighted average interest rate primarily resulted from our decision to refinance our debt in February 2004, and (v) the recording of a reserve for potential bad debt and unsaleable inventory totaling $1.5 million. Additionally, the income recorded for the three and six months ended June 30, 2003 included a one-time recording of income of $3.8 million from a settlement with Unilever Plc in the second quarter of 2003 and $1.2 million in past royalties received as part of a patent infringement settlement in May 2003, both of which were recorded in other income in the consolidated statements of operations in those periods.

        As a leading global developer of advanced diagnostic devices, we are continually exploring opportunities in a variety of professional diagnostic and consumer-oriented applications, including immuno-diagnostics with a focus on women's health, cardiology and infectious disease. We have recently executed several new point-of-care national distribution agreements and launched a new Clinical Laboratories Improvement Act of 1988 ("CLIA") waived strep throat test, and we expect to introduce tests for D-Dimer, Fecal Occult Blood and HIV in the second half of 2004 and a pro-thrombin meter in the first quarter of 2005. Our emphasis on new product development requires substantial investment and involves significant inherent risk. We intend to continue our robust research and development expenditures. In addition, we will continue to aggressively defend our substantial intellectual property portfolio, which underlies our emphasis on new product development, against potential infringers. The risks arising from our emphasis and reliance on new product development and intellectual property, as well as the other numerous risks that our business faces, including the risks associated with our substantial indebtedness and our acquisitions, are set forth in the section titled "Certain Factors Affecting Future Results" beginning on page 44 of this report.

Recent Developments

Preliminary Injunction Granted Against Acon Laboratories

        On July 16, 2004, the United States District Court for the District of Massachusetts granted our motion for a preliminary injunction against Acon Laboratories, Inc. Acon sells various immunoassay products throughout the world and is a supplier of private label consumer diagnostics products (including sandwich-type immunoassay tests for strep, pregnancy and ovulation) to major retailers and other distributors. In the Memorandum and Order issued on July 16, 2004, the Court also granted our motion for summary judgment of infringement, finding that Acon's sandwich-type immunoassay tests infringe Claims 7 and 19 of U.S. Patent No. 6,485,982 (the "982 patent"). In addition, the Court denied Acon's motion for summary judgment of invalidity of Claims 7 and 19 and found that on the basis of the record before the Court, we had shown that we were likely to succeed in our arguments against Acon's invalidity contentions. The Court's order notes that certain issues relating to Acon's challenge to the validity of the claims can be heard at trial. The preliminary injunction will issue only after we post a bond, the amount of which has yet to be determined by the Court, and is expected to cover all unlicensed sales by Acon of sandwich-type immunoassay devices in the United States. Acon has moved for reconsideration of the Court's injunction decision and has also submitted information to the Court concerning their proposed amount of the bond in light of a limited license that it has obtained from the owner of the '982 Patent, Church & Dwight Co., covering certain over-the-counter sales of immunoassays through one U.S. distributor solely for re-sale to certain customers. We will oppose the motion for reconsideration and press for prompt issuance of the injunction. Under the scheduling order currently in place, a trial on remaining issues in the case concerning the '982 patent is scheduled for early November 2004.

Results of Operations

        Net Product Sales.    Net product sales increased by $22.8 million, or 36%, to $86.7 million for the three months ended June 30, 2004 from $63.9 million for the three months ended June 30, 2003. Net product sales increased by $48.0 million, or 38%, to $174.9 million for the six months ended June 30, 2004 from $126.9 million for the six months ended June 30, 2003. Adjusted for the favorable impact of currency translation on our foreign operations, net product sales in the three and six months ended June 30, 2004 grew by approximately $20.6 million, or 32%, and $42.7 million, or 34%, respectively, compared to the same periods in 2003. The majority of the product sales increase, comparing the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003, resulted from the businesses we acquired in the second half of 2003: (i) the rapid diagnostic product lines from Abbott, which contributed $9.7 million and $19.6 million of such increase in the respective periods, and (ii) ABI, which contributed $5.6 million and $11.9 million of such increase in the respective periods. The growth in our professional diagnostics base business, as discussed below, also contributed to the increase in currency adjusted net product sales, comparing the three months ended June 30, 2004 to the same period in 2003. Further, the launch of our Clearblue Easy Digital pregnancy test in June 2003 and the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003 and the visual version of Pfizer's e.p.t pregnancy test in June 2004, contributed to the currency adjusted net product sales increase, comparing the six months ended June 30, 2004 to the same period in 2003.

        Net Product Sales by Business Segment.    Net product sales by business segment for the three and six months ended June 30, 2004 and 2003, respectively, are as follows:

	Three Months ended June 30,
				Six Months ended June 30,
			% Increase			% Increase
	2004	2003		2004	2003
					(restated)
	(in thousands)
Consumer products	$55,009	$47,525	16%	$114,049	$94,131	21%
Professional diagnostic products	31,721	16,400	93%	60,882	32,773	86%

Total net product sales	$86,730	$63,925	36%	$174,931	$126,904	38%

        The currency adjusted increase in net product sales from our consumer products, which includes our consumer diagnostic products and our vitamins and nutritional supplements, was $5.3 million and $14.6 million, comparing the three and six months ended June 30, 2004, respectively, to the same periods in 2003. Of the currency adjusted increase in the three- and six-month period comparison, $2.8 million and $5.2 million, respectively, resulted from our acquisition of Abbott's Fact plus line of consumer diagnostic pregnancy tests. The acquisition of ABI contributed $0.7 million and $1.2 million of the currency adjusted increase in the three- and six-month period comparison, respectively. We expect net product sales from our consumer products to increase for the remainder of 2004, as we commenced supplying the visual e.p.t pregnancy tests to Pfizer and shipping our digital ovulation test late in the second quarter of 2004.

        The increase in net product sales from our professional diagnostic products was $15.3 million and $28.1 million, comparing the three and six months ended June 30, 2004, respectively, to the same periods in 2003. Our acquisition of the Abbott TestPack, Abbott TestPack plus and Signify product lines from Abbott contributed $6.9 million and $14.4 million, respectively, of the increase in the three- and six-month period comparison. Our acquisition of ABI contributed $4.9 million and $10.7 million, respectively, of the increase in the three- and six-month period comparison. The remaining increase in net product sales from our professional diagnostic products primarily resulted from our organic growth. We expect our organic professional diagnostics business to continue to grow as we recently signed several new point-of-care national distribution agreements and as we plan to introduce new products, such as tests for D-Dimer, Fecal Occult Blood, HIV and a CLIA waived strep throat test, during the second half of 2004.

        License Revenue.    License revenue represents license and royalty fees from intellectual property license agreements with third-parties. License revenue increased by $0.2 million, or 11%, to $2.0 million for the three months ended June 30, 2004 from $1.8 million for the three months ended June 30, 2003 and by $0.6 million, or 15%, to $4.5 million for the six months ended June 30, 2004 from $3.9 million for the six months ended June 30, 2003. The increases are a function of the net results of royalties collected under new licenses and decrease in royalties under expired licenses. We expect license revenue for the remainder of 2004 to decrease, compared to the first half of the year, as we will cease collection of royalty fees from Pfizer during the third quarter of 2004, that we have been collecting since June 2003 as part of the settlement of our infringement litigation against it because we recently commenced the supply of Pfizer's visual e.p.t pregnancy test.

        Gross Profit and Margin.    Gross profit increased by $6.4 million, or 22%, to $35.1 million for the three months ended June 30, 2004 from $28.7 million for the three months ended June 30, 2003. Gross profit increased by $13.5 million, or 23%, to $72.0 million for the six months ended June 30, 2004 from $58.5 million for the six months ended June 30, 2003. The gross profit increase, comparing the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003, resulted from the businesses that we acquired in the second half of 2003: (i) the rapid diagnostic product lines from Abbott, which contributed $4.9 million and $9.9 million of such increase in the respective periods, and (ii) ABI, which contributed $1.8 million and $3.8 million of such increase. Although organic growth, primarily the launch of our Clearblue Easy Digital pregnancy test in June 2003, the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003 and the growth in our professional diagnostics base business, also contributed to the increase in our overall gross profit, such increases were offset by declining profits from our nutritional supplements business. Gross profit from our nutritional supplements business principally the private label business, declined by $1.8 million and $2.5 million, comparing the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003, respectively, while sales of nutritional supplements increased. Our private label nutritional supplements business has suffered from excess capacity in the industry which led to increasing price competition.

        Overall gross margin was 40% for both the three and six months ended June 30, 2004 compared to 44% and 45% for the three and six months ended June 30, 2003, respectively. Gross margin was adversely impacted in 2004 by the continuing weak U.S. Dollar against the Euro and British Pound Sterling. Such movements in foreign exchange currencies negatively impacted the gross margin percentage of our products manufactured at our European subsidiaries and sold in U.S. Dollars. This currency impact had the effect of reducing gross margins by 112 and 158 basis points, comparing the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003, respectively. Further, due to competitive pricing in the nutritional supplements business, gross margin from our nutritional supplements sales, principally in our private label business, has declined significantly. For the three and six months ended June 30, 2004, as compared to the same periods in 2003, the margin erosion of the nutritional supplements business affected our overall gross margin by 212 and 190 basis points, respectively. Lastly, the decline in overall gross margin resulted from the ABI products, which on average have been generating lower gross margins than our other products. The effect on overall gross margin from the addition of the ABI products was a reduction by 44 and 55 basis points for the three and six months ended June 30, 2004, respectively.

        Gross Profit from Net Product Sales by Business Segment.    Gross profit from net product sales represents total gross profits less gross profits associated with license revenue. Gross profit from total net product sales increased by $6.2 million, or 23%, to $33.9 million for the three months ended June 30, 2004 from $27.7 million for the three months ended June 30, 2003. Gross profit from total net product sales increased by $13.1 million, or 23%, to $69.2 million for the six months ended June 30, 2004 from $56.1 million for the six months ended June 30, 2003. Gross profit from net product sales by business segment for the three and six months ended June 30, 2004 and 2003, respectively, are as follows:

	Three Months ended June 30,
				Six Months ended June 30,
			% Increase			% Increase
	2004	2003		2004	2003
					(restated)
	(in thousands)
Consumer products	$21,458	$20,449	5%	$45,358	$42,351	7%
Professional diagnostic products	12,441	7,212	73%	23,816	13,796	73%

Total gross profit from net product sales	$33,899	$27,661	23%	$69,174	$56,147	23%

        The increase in gross profit from our consumer product sales, comparing the three and six months ended June 30, 2004 to the same periods in 2003, resulted from our acquisition of Abbott's Fact plus line of consumer diagnostic pregnancy tests in September 2003. For the three and six months ended June 30, 2004, the Fact plus product line generated gross profit of $1.5 million and $2.8 million, respectively. Although organic growth, primarily the launch of our Clearblue Easy Digital pregnancy test in June 2003 and the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003 and the visual version of Pfizer's e.p.t pregnancy test in June 2004, also contributed to the increase in our gross profit from our consumer product sales, such increases were offset by declining profits from our nutritional supplements business. Gross profit from our nutritional supplements business principally the private label business, declined by $1.8 million and $2.5 million, comparing the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003, respectively, while sales of nutritional supplements increased. We expect gross profit from our consumer product sales to increase in the remainder of 2004, as we continue to supply Pfizer's digital and visual e.p.t pregnancy tests.

        Gross margin from our consumer product sales was 39% and 40% for the three and six months ended June 30, 2004, respectively, compared to 43% and 45% for the three and six months ended June 30, 2003, respectively. The movements in foreign currencies, comparing the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003, negatively impacted the gross margin by 181 and 249 basis points, respectively, for our consumer products manufactured at our European subsidiaries and sold in U.S. Dollars. Additionally, our nutritional supplements business, principally the private label business, suffered margin erosion due to pricing competition. For the three and six months ended June 30, 2004, as compared to the same periods in 2003, the margin erosion of the nutritional supplements business affected our overall gross margin by 343 and 299 basis points, respectively. The negative impact of foreign currency movements and margin erosion of our nutritional supplements business was slightly offset by the sales of our Clearblue Easy Digital pregnancy test, which has been generating a higher margin as compared to the average margin of our other consumer products.

        The increase in gross profit from our professional diagnostic product sales, comparing the three and six months ended June 30, 2004 to the same periods in 2003, primarily resulted from our acquisitions of the Abbott TestPack, Abbott TestPack plus and Signify product lines from Abbott and ABI. The Abbott professional diagnostic products generated $3.4 million and $7.2 million in gross profit for the three and six months ended June 30, 2004, respectively. The ABI products generated $1.7 million and $3.7 million gross profit for the three and six months ended June 30, 2004, respectively.

        Gross margin from our professional diagnostic product sales was 39% for both the three and six months ended June 30, 2004 compared to 44% and 42% for the three and six months ended June 30, 2003, respectively. The decline in gross margin of our professional diagnostic products primarily resulted from the ABI products which on average have been generating lower margins than our other professional products. The effect on gross margin from our professional diagnostic products from the addition of the ABI products was a reduction by 133 and 164 basis points for the three and six months ended June 30, 2004, respectively.

        Research and Development Expense.    Research and development expense increased by $2.0 million, or 33%, to $8.0 million for the three months ended June 30, 2004 from $6.0 million for the three months ended June 30, 2003. Research and development expense increased by $4.8 million, or 45%, to $15.4 million for the six months ended June 30, 2004 from $10.6 million for the six months ended June 30, 2003. A significant portion of our research and development spending occurs at our facilities in the U.K. As a result, the weak U.S. Dollar against the Pounds Sterling causes an increase in the dollar value of research and development expense at translation. Adjusted for the unfavorable impact of currency translation, research and development expense in the three and six months ended June 30, 2004 increased by approximately $1.4 million, or 23%, and $3.4 million, or 32%, respectively, compared to the same periods in 2003. Our acquisitions of Ostex and ABI, primarily in the field of osteoporosis and professional diagnostic testing, contributed $0.5 million and $1.0 million of the currency adjusted increase in research and development expense, comparing the three and six months ended June 30, 2004 to the same periods in 2003, respectively. The remaining currency adjusted increase in research and development expense of $0.9 million and $2.4 million, comparing the three and six months ended June 30, 2004 to the same periods in 2003, respectively, primarily related to our continued significant investment in the development of products in the field of cardiology, including a pro-thrombin test, scheduled for launch in the first quarter of 2005, and a congestive heart failure product which remains on track for launch in late 2005. For factors that may impact our ability to meet our expectations to launch these products, see "Certain Factors Affecting Future Results."

        Sales and Marketing Expense.    Sales and marketing expense increased by $0.7 million, or 6%, to $12.9 million for the three months ended June 30, 2004 from $12.2 million for the three months ended June 30, 2003. Sales and marketing expense increased by $2.7 million, or 11%, to $26.4 million for the six months ended June 30, 2004 from $23.7 million for the six months ended June 30, 2003. A significant portion of our sales and marketing spending occurs at our European subsidiaries. Therefore, and as a result of the continued weak U.S. Dollar, the currency adjusted increase in sales and marketing expense, comparing the three and six months ended June 30, 2004 to the same periods in 2003, was $0.3 million and $1.6 million, respectively. The currency adjusted increase in sales and marketing expense primarily resulted from our various acquisitions since June 2003.

        Sales and marketing expense as a percentage of net product sales decreased to 15% for both the three and six months ended June 30, 2004 from 19% for both the three and six months ended June 30, 2003, which primarily resulted from the shift to our professional diagnostics business which generally incur lower sales and marketing expense as a percentage of sales compared to our consumer products business. Further, we have not incurred significant incremental sales and marketing expenses with the addition of the product lines we acquired from Abbott in 2003.

        General and Administrative Expense.    General and administrative expense increased by $6.1 million, or 76%, to $14.1 million for the three months ended June 30, 2004 from $8.0 million for the three months ended June 30, 2003. General and administrative expense increased by $9.1 million, or 55%, to $25.5 million for the six months ended June 30, 2004 from $16.4 million for the six months ended June 30, 2003. Included in general and administrative expense for the three and six months ended June 30, 2004 was the establishment of a specific reserve for a doubtful accounts receivable balance of $1.4 million associated with a private label customer that failed to perform under the terms of our agreement during the second quarter of 2004 and is now the subject of legal action which commenced in July 2004. Further, of the increase in general and administrative expense, comparing the three and six months ended June 30, 2004 to the same periods in 2003, $1.7 million and $3.3 million, respectively, resulted from our acquisitions since June 2003. Additionally, we continued to litigate in support of our intellectual property rights, resulting in an increase in legal expenses of $1.0 million and $0.3 million, comparing the three and six months ended June 30, 2004 to the same periods in 2003, respectively. Also, a portion of the increase in general and administrative expense resulted from our investment in increased management in the second half of 2003. Incremental salaries and fringe benefits related to investment in management personnel for the three and six months ended June 30, 2004 amounted to approximately $0.4 million and $0.7 million, respectively. The foreign exchange translation impact due to the continued weakening of the U.S. Dollar was an increase in general and administrative expense of $0.3 and $0.7 million for the three and six months ended June 30, 2004, as compared to the same periods in 2003, respectively. Included in general and administrative expenses for the three and six months ended June 30, 2004 were $0.1 million and $0.6 million in consulting fees in connection with our preparation of compliance with Sarbanes-Oxley Rule 404 on internal controls that is currently scheduled to become effective as of the end of 2004. We incurred no expenses related to the compliance preparation with Sarbanes-Oxley Rule 404 in the first half of 2003. Lastly, insurance premiums increased by $0.2 million and $0.3 million, comparing the three and six months ended June 30, 2004 to the same periods in 2003, respectively, due to growth in our business and general economic conditions in the insurance industry. The remaining increase in general and administrative expenses resulted from the organic growth of our business.

        General and administrative expense as a percentage of net product sales was 16% and 15% for the three and six months ended June 30, 2004, respectively, compared to 13% for both the three and six months ended June 30, 2003.

        Interest Expense.    Interest expense includes interest charges, the write-off and amortization of deferred financing costs and the amortization of non-cash discounts associated with our debt issuances and the change in market value of our interest rate swap agreement which did not qualify as a hedge for accounting purposes. Interest expense increased by $2.6 million, or 137%, to $4.5 million for the three months ended June 30, 2004 from $1.9 million for the three months ended June 30, 2003. Interest expense increased by $8.0 million, or 186%, to $12.3 million for the six months ended June 30, 2004 from $4.3 million for the six months ended June 30, 2003. In the three and six months ended June 30, 2004, we recorded a charge of $0.3 million and $3.8 million, respectively, representing the write-off of deferred financing costs and prepayment fees and penalties related to the repayment of borrowings under our primary senior credit facility and certain subordinated notes with the proceeds from our $150.0 million Bond offering in February 2004. Excluding such charge, interest expense increased by $2.3 million and $4.2 million, comparing the three and six months ended June 30, 2004 to the same periods in 2003, respectively. Such increase was primarily due to a higher average outstanding debt balance which was $183.9 million during the six months ended June 30, 2004, compared to $104.7 million during the six months ended June 30, 2003, primarily as a result of the borrowings to finance the acquisitions of ABI and the product lines from Abbott in the second half of 2003. Additionally, the 8.75% interest rate on the $150.0 million Bonds increased our average interest expense to 8.5% as of June 30, 2004, compared to 6.2% as of June 30, 2003. The Bonds, which are due in 2012, provide us with a long-term fixed rate on a significant portion of our indebtedness, as compared to the variable rates under our senior credit facilities.

        Other Income, Net.    Other income, net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income, net, are summarized as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Interest income	$225	$279	$572	$569
Foreign exchange gains and (losses), net	(185)	438	(151)	498
Other	(11)	5,015	55	4,953

Total other income, net	$29	$5,732	$476	$6,020

        Included in other income, net, for the three and six months ended June 30, 2003 is $1.2 million of past royalties received as part of a patent infringement settlement and a one-time gain of $3.8 million recorded in connection with an agreement with Unilever Plc (the seller of the Unipath business) which resolved certain issues that arose out of our acquisition of the Unipath business.

        Income Tax Provision.    During the three and six months ended June 30, 2004, we recorded an income tax provision of $1.1 million and $0.6 million, respectively, compared to $0.8 million and $1.6 million for the three and six months ended June 30, 2003, respectively. The 2004 provision recorded relates to foreign and state income taxes. Although we incurred a pre-tax loss in 2004, certain domestic and foreign subsidiaries realized pre-tax income. These subsidiaries recorded a tax provision based on the applicable statutory income tax rates. The effective tax rate was (25)% and (9)% for the three and six months ended June 30, 2004, respectively, compared to 12% and 17% for the three and six months ended June 30, 2003, respectively. The significant change in the effective tax rates is primarily due to our inability to benefit current losses in most tax jurisdictions.

        Net (Loss) Income.    We incurred a net loss for the three and six months ended June 30, 2004 of $5.6 million and $7.7 million, respectively, while for the three and six months ended June 30, 2003, we generated net income of $5.6 million and $7.9 million, respectively. After taking into account charges for redemption premium and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had a net loss available to common stockholders of $5.6 million, or $0.28 per basic and diluted common share, for the three months ended June 30, 2004, compared to basic and diluted income available to common stockholders of $5.5 million and $5.6 million, or $0.39 and $0.34 per basic and diluted common share, respectively, for the three months ended June 30, 2003. We had a net loss available to common stockholders of $8.5 million, or $0.43 per basic and diluted common share, for the six months ended June 30, 2004, compared to basic and diluted income available to common stockholders of $7.6 million and $7.9 million, or $0.54 and $0.48 per basic and diluted common share, respectively, for the six months ended June 30, 2003. The loss for the three and six months ended June 30, 2004 and the income recorded in the same periods in 2003 resulted primarily from the various factors as discussed above. See note 5 of our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for the calculation of earnings per share.

        EBITDA.    We evaluate our performance based on EBITDA, which represents income before interest, income taxes, depreciation and amortization, as well as financial measures prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We believe that EBITDA is a useful indicator of our performance and ability to meet debt service and capital expenditure requirements. It allows investors and management to evaluate and compare our operating results from continuing operations from period to period in a meaningful and consistent manner in addition to standard financial measurements under GAAP. EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to cash flow from operating activities or net income, as a measure of liquidity or as an indicator of operating performance or any measure of performance derived in accordance with GAAP. Our calculation of EBITDA may be different from the calculation used by other companies and, accordingly, comparability may be limited. In addition, our calculation of EBITDA is different than that used in the covenants concerning our primary senior credit facilities and the definition of consolidated cash flow used in the indenture governing the Bonds that were issued on February 10, 2004. Set forth in the table below is a reconciliation of net (loss) income to EBITDA:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net (loss) income	$(5,566)	$5,602	$(7,745)	$7,895
Interest expense, net of interest income	4,316	1,630	11,739	3,711
Income taxes	1,118	771	640	1,627
Depreciation and amortization	4,954	3,654	9,678	7,051

EBITDA	$4,822	$11,657	$14,312	$20,284

        EBITDA decreased by $6.9 million, or 59%, to $4.8 million for the three months ended June 30, 2004 from $11.7 million for the three months ended June 30, 2003. EBITDA decreased by $6.0 million, or 30%, to $14.3 million for the six months ended June 30, 2004 from $20.3 million for the six months ended June 30, 2003. The fluctuation in EBITDA resulted from various factors as discussed above. Net (loss) income includes the following non-recurring or non-operating income or charge. No adjustments to EBITDA have been made for these items.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Write-off of financing costs and prepayment fees incurred in connection with early extinguishment of debt	$250	$—	$3,788	$—
Income from settlement with Unilever	—	(3,803)	—	(3,803)

Liquidity and Capital Resources

        Based upon our current working capital position, current operating plans and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, as discussed below, for the next 12 months. In the long-run, we expect to fund our working capital needs and other commitments through our operating cash flow, primarily as we expect to grow our business through new product introduction and market share through our strong intellectual property position. Our current cost savings initiatives, including our plan to move certain of our manufacturing to China and consolidate our U.S. packaging and distribution facilities, should help fund our working capital needs and commitments as well, both in the short- and long-term. We also expect to rely on our credit facilities to fund a portion of our capital needs and other commitments.

        Our funding plans for our working capital needs and other commitments may be adversely impacted by unexpected costs associated with prosecuting and defending our existing lawsuits and/or unforeseen lawsuits against us, integrating the operations of ABI and the product lines acquired from Abbott Laboratories and executing our cost savings strategies. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to make significant investments in our research and development efforts related to the substantial intellectual property portfolio we own. We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed, or, may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

Changes in Cash Position

        As of June 30, 2004, we had cash and cash equivalents of $22.0 million, a $2.6 million decrease, or 11%, from December 31, 2003. Since our split-off from our former parent company and its merger transaction with Johnson & Johnson in November 2001, we have funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the six months ended June 30, 2004, we generated cash of $6.0 million in our operating activities, which resulted from income, adjusted for non-cash items, of $5.4 million and a net working capital decrease, excluding the change in cash balance, of $0.6 million. Our non-equity financing activities, primarily the issuance of the Bonds in February 2004, net of repayments of borrowings under our primary senior credit facility and certain subordinated notes and bond origination costs, provided us with cash of $11.4 million during the six months ended June 30, 2004. In addition, we received $0.5 million in proceeds from the exercises of common stock options during the six months ended June 30, 2004.

        During the six months ended June 30, 2004, we used cash of $20.1 million which consisted of $8.5 million paid for transaction costs associated with previously acquired businesses and the recent acquisitions of Viva Diagnostika and Advantage Diagnostics Corporation, or ADC, $9.7 million in capital expenditures, net of proceeds from sales of equipment, $0.8 million in miscellaneous scheduled debt repayments, payments of financing costs of $0.3 million and an increase in other non-current assets of $0.8 million. Fluctuations in foreign currencies negatively impacted our cash balance by $0.4 million during the six months ended June 30, 2004.

Investing Activities

        During the six months ended June 30, 2004, we incurred $9.7 million in capital expenditures, net of proceeds from sales of equipment. We incurred capital expenditures of approximately $0.9 million for the preparation of our facilities for the manufacture of the visual version of Pfizer's e.p.t pregnancy test which we began to sell to Pfizer in June 2004, $1.3 million in connection with our pro-thrombin test, which is scheduled to launch in the first quarter of 2005, and $0.6 million for new tools related to the manufacture of a new format of our drugs of abuse test. We also continued to make significant investment in laboratory instrument systems that we placed with our customers in connection with our roll out of certain of our professional diagnostic products, which amounted to $1.7 million for the six months ended June 30, 2004. Other miscellaneous capital expenditures during the six months ended June 30, 2004 included: (i) approximately $0.5 in machinery in connection with the transition of the manufacturing of the Abbott products from Abbott, (ii) $0.9 million in computer software in connection with the implementation of the SAP system in our U.S. facilities, (iii) $0.3 million in leasehold improvements in connection with our initiative to consolidate our U.S. distribution facility. The remaining capital expenditures during the six months ended June 30, 2004 was incurred for the purchase of additional equipment to support our organic growth and various research and development activities.

        On June 16, 2004, we acquired ADC, a closely held lateral flow diagnostic company that specializes in rapid test development and component manufacturing. The purchase price of ADC consisted of $2.4 million in cash and $0.2 million in assumed debt. The terms of the merger agreement also provide for $1.5 million of contingent consideration payable to the ADC shareholders upon the successful completion of a new product under development by December 31, 2005. We believe that the acquisition of ADC and the addition of ADC's chief scientist to our existing staff will deepen our scientific research management and expand our intellectual property capabilities.

        On June 2, 2004, we acquired Viva, a closely held distributor of professional diagnostic products to the German marketplace. The purchase price of Viva consisted of $2.6 million in cash, 155,000 shares of our common stock with an aggregate fair value of $3.0 million and approximately $0.3 million in assumed debt. We believe that Viva, with its established German distribution network, will provide us with expanded distribution channel for our professional diagnostic products, as well as for our cardiac products in development.

Financing Activities

        On February 10, 2004, we completed the sale of $150.0 million of 8.75% Bonds due 2012 in a private placement to qualified institutional buyers. Net proceeds from this offering amounted to $145.9 million, which was net of underwriters' commissions of $4.1 million. Of the net proceeds, we used $125.3 million to repay all of our outstanding indebtedness and related financing fees under our primary senior credit facility and $9.2 million to prepay our outstanding 9% subordinated promissory notes and related prepayment penalties, as discussed below. The remaining $11.4 million of unused proceeds is being used for Bond offering expenses and general corporate purposes. We also retained the $50.0 million in available credit under our primary senior credit facility after our repayment of the outstanding borrowings using the Bond proceeds.

        The Bonds accrue interest from the date of their issuance, or February 10, 2004, at the rate of 8.75% per year. Interest on the Bonds will be payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2004. As of June 30, 2004, accrued interest related to the Bonds amounted to $5.1 million. We may redeem the Bonds, in whole or in part, at any time on or after February 15, 2008, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, prior to February 15, 2007, we may redeem up to 35% of the aggregate principal amount of the Bonds issued with the proceeds of qualified equity offerings at a redemption price equal to 108.75% of the principal amount, plus accrued and unpaid interest. If we experience a change of control, we may be required to offer to purchase the Bonds at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. We might not be able to pay the required price for Bonds presented to us at the time of a change of control because our primary senior credit facility or other indebtedness may prohibit payment or we might not have enough funds at that time.

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

        Our primary senior credit facility with a group of banks, as amended, currently provides us with revolving lines of credit in the aggregate amount of up to $50.0 million, subject to continuing covenant compliance. Prior to the repayment of all borrowings under this senior credit facility using the proceeds from our Bond offering in February 2004, as discussed above, we had obtained term loans aggregating $84.9 million and drawn upon the revolving lines of credit in the aggregate amount of $39.9 million. At June 30, 2004, we had no borrowings outstanding under the revolving lines of credit. However, we intend to refinance the outstanding borrowings under IMN's senior credit facility, as discussed below, using a portion of our primary revolving lines of credit during the second half of 2004.

        We may repay any future borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008. We are required to make mandatory prepayments under our primary senior credit facility if we meet certain cash flow thresholds, issue equity securities or subordinated debt, or sell assets not in the ordinary course of our business.

        Borrowings under the revolving lines of credit bear interest at either (1) the London Interbank Offered Rate, or LIBOR, as defined in the credit agreement, plus applicable margins or, at our option, (2) a floating Index Rate, as defined in the credit agreement, plus applicable margins. Applicable margins if we choose to use the LIBOR or the Index Rate can range from 2.75% to 3.75% or 1.50% to 2.50%, respectively, depending on the quarterly adjustments that are based on our consolidated financial performance, excluding IMN's. As of June 30, 2004, the applicable interest rate under the revolving lines of credit, including the applicable margin, had there been borrowings outstanding would have been 5.12%.

        Borrowings under our primary senior credit facility are secured by the stock of our U.S. and European subsidiaries, substantially all of our intellectual property rights and the assets of our businesses in the U.S. and Europe, excluding those assets of IMN, Orgenics Ltd., our Israeli subsidiary, and Unipath Scandinavia AB, our Swedish subsidiary, and the stock of IMN, Orgenics and certain smaller subsidiaries. Under the senior credit agreement, as amended, we must comply with various financial and non-financial covenants. The primary financial covenants pertain to, among other things, fixed charge coverage ratio, capital expenditures, various leverage ratios, EBITDA, and a minimum cash requirement. Additionally, the senior credit agreement currently prohibits us from paying dividends. We are currently in compliance with the covenants, as amended.

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

        As of June 30, 2004, our subsidiary IMN had a total outstanding debt balance of $16.3 million, of which $12.8 million represented borrowings under a credit agreement with its senior lender and $3.5 million related to various notes payable and capital leases. Under the credit agreement with its senior lender, as amended, IMN can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to specified borrowing base limitations. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.50% above the bank's prime rate or, at IMN's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. As of June 30, 2004, the interest rates on the loans with its senior lender ranged from 5.31% to 5.50%. The notes are collateralized by substantially all of IMN's assets. The credit agreement with its senior lender requires IMN to maintain minimum tangible net worth and contains various restrictions customary in such financial arrangements, including limitations on the payment of cash dividends. As of June 30, 2004, IMN was in compliance with such requirements and restrictions. The loans with IMN's senior lender were set to mature on October 15, 2004, but subsequent to June 30, 2004 the maturity date was automatically extended to October 17, 2005. However, we expect to refinance the loans with IMN's senior lender using our primary revolving lines of credit, as discussed above, during the second half of 2004. IMN's other notes payable and capital leases mature on various dates through July 2008.

        In January 2004, all of our then outstanding Series A redeemable convertible preferred stock, or 208,060 shares, were converted at our option into 416,120 shares of our common stock.

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

Off-Balance Sheet Arrangements

        We had no material off-balance sheet arrangements as of June 30, 2004.

Contractual Obligations

        The following table summarizes our principal contractual obligations as of June 30, 2004 that have changed significantly since December 31, 2003 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our annual report on Form 10-K/A for the year ended December 31, 2003 but omitted in the table below represent those that have not changed significantly since December 31, 2003.

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter
	(in thousands)
Long-term debt obligations(1)	$190,373	$1,050	$13,223	$26,100	$150,000
Purchase obligations—capital expenditure(2)	7,038	7,038	—	—	—
Purchase obligations—other(3)	31,164	31,164	—	—	—

(1)
The total amount and scheduled payments of long-term debt obligations changed significantly since December 31, 2003 as a result of the $150.0 million Bond issuance in February 2004 and the recent automatic one-year extension of maturity date of IMN's senior loans.

(2)
Purchase obligations of capital expenditure increased by $5.0 million, as compared to the commitments at December 31, 2003. See discussion related to capital expenditure in the above section titled "Liquidity and Capital Resources—Investing Activities."

(3)
Other purchase obligations relate to inventory purchases and other operating expense commitments. Other purchase obligations increased by $17.6 million, as compared to the commitments at December 31, 2003, which primarily resulted from increased inventory purchase commitments in anticipation of sales increases in the remainder of 2004 and the manufacturing transition of certain of the acquired Abbott products to our facilities.

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

        Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to approximately $13.2 million and $26.6 million for the three and six months ended June 30, 2004, respectively, compared to $10.8 million and $20.9 million for the three and six months ended June 30, 2003, respectively, which have been recorded against product sales to derive our net product sales.

        Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $53.4 million and $55.4 million, net of allowances for doubtful accounts of $2.4 million and $0.8 million, as of June 30, 2004 and December 31, 2003, respectively. The significant increase in the allowance for doubtful accounts from December 31, 2003 to June 30, 2004 primarily resulted from the establishment of a specific reserve for a doubtful accounts receivable balance of $1.4 million associated with a private label customer that failed to perform under the terms of our agreement during the second quarter of 2004 and is now the subject of legal action commenced in July 2004.

Valuation of Inventories

        We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers' demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers' demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $54.7 million and $47.0 million, net of a provision for excess and obsolete inventory of $3.1 million and $2.1 million, as of June 30, 2004 and December 31, 2003, respectively.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

        Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of June 30, 2004, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $60.2 million, $239.6 million and $103.4 million, respectively.

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

  •
  Valuation of Goodwill

        We have goodwill balances related to our consumer diagnostics and professional diagnostics reporting units, which amounted to $91.4 million and $148.2 million, respectively, as of June 30, 2004. As of December 31, 2003, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired. Because future cash flows and operating results used in the impairment review are based on management's projections and assumptions, future events can cause such projections to differ from those used at December 31, 2003, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our review as of December 31, 2003, that would require us to reassess whether the carrying values of our goodwill have been impaired.

  •
  Valuation of Other Long-Lived Tangible and Intangible Assets

        Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of June 30, 2004, future events could cause us to conclude otherwise.

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

Legal Contingencies

        In the section of our annual report on Form 10-K/A for the year ended December 31, 2003 titled "Item 3. Legal Proceedings" and the section of this quarterly report on Form 10-Q titled "Part II. Item 1. Legal Proceedings," we have reported on certain material pending legal proceedings. In addition, because of the nature of our business, we may from time to time be subject to commercial disputes, consumer product claims or various other lawsuits arising in the ordinary course of our business, and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can result in counterclaims against us.

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

Certain Factors Affecting Future Results

        The risk factors described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2, 26 and 60 of this report.

Our business has substantial indebtedness, which could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations.

        We currently have, and we will likely continue to have, a substantial amount of indebtedness. As of June 30, 2004, we had approximately $192.8 million in aggregate principal indebtedness outstanding, of which $16.8 million is secured indebtedness, and $50.4 million of additional borrowing capacity under the revolving portions of our credit facilities. In addition, subject to restrictions in our credit facilities and the indenture governing the senior subordinated notes, we may incur additional indebtedness. During the year ended December 31, 2003 and the six months ended June 30, 2004, we recorded $9.7 million and $12.3 million, respectively, of interest expense related to our indebtedness, which included $1.0 million and $3.5 million, respectively, in non-cash interest primarily related to amortization of debt origination costs.

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

        These restrictions may limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests. In particular, all acquisitions of other businesses, other than very small acquisitions, will require us to obtain our lenders' consent under our senior credit facility. We have been required to obtain, and have obtained, our lenders' consent under our senior credit facility in order to complete our acquisitions of the Wampole Division of MedPointe Inc., or Wampole, Ostex International, Inc., or Ostex, ABI, and the assets related to the rapid diagnostics product lines that we acquired from Abbott Laboratories, or the Abbott rapid diagnostics product lines.

Our credit facilities contain certain financial covenants that we may not satisfy which, if not satisfied, could result in the acceleration of the amounts due under our credit facilities and the limitation of our ability to borrow additional funds in the future.

        As of June 30, 2004, we had approximately $12.9 million of indebtedness outstanding under our various credit facilities and approximately $50.4 million of additional borrowing capacity under these credit facilities. The agreements governing these credit facilities subject us to various financial and other covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to fixed charge coverage, capital expenditures, various leverage ratios, minimum EBITDA, total net worth and minimum cash requirements. If we violate any of these covenants, there may be a material adverse effect on us. Most notably, our outstanding debt under one or more of our credit facilities could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future may be limited.

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

We may not be able to satisfy our debt obligations upon a change of control, which could limit our opportunity to enter into a change of control transaction.

        Upon the occurrence of a "change of control," as defined in the indenture governing the senior subordinated notes, each holder of our senior subordinated notes will have the right to require us to purchase the notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. Our failure to purchase, or give notice of purchase of, the senior subordinated notes would be a default under the indenture, which would in turn be a default under our senior credit facility. In addition, a change of control may constitute an event of default under our senior credit facility. A default under our senior credit facility would result in an event of default under our 3% convertible notes, 10% subordinated notes and, if the lenders accelerate the debt under our senior credit facility, the indenture, and may result in the acceleration of any of our other indebtedness outstanding at the time. As a result, if we do not have enough cash to repay all of our indebtedness or to repurchase all of the senior subordinated notes, we may be limited in the change of control transactions that we may pursue.

Our acquisitions, and in particular our acquisitions of ABI and the Abbott rapid diagnostics product lines, may not be profitable, and the integration of these businesses or product lines may be costly and difficult and may cause disruption of our business.

        Since we commenced activities in November 2001, we have acquired and attempted to integrate into our operations Unipath Limited and its associated companies and assets, or the Unipath business, IVC Industries, Inc. (now doing business as Inverness Medical Nutritionals Group, or IMN), Wampole, and Ostex. On August 27, 2003, we acquired ABI, and on September 30, 2003, we acquired the Abbott rapid diagnostics product lines. We have also made smaller acquisitions such as our recent acquisitions of Viva Diagnostika and Advantage Diagnostics Corporation. The ultimate success of all of our acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating these businesses or product lines into our existing businesses. However, the successful integration of independent companies or product lines is a complex, costly and time-consuming process. The difficulties of integrating companies and acquired assets include among others:

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

        We may not accomplish the integration of our acquisitions smoothly or successfully. The diversion of the attention of our management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from these acquisitions and adversely affect our other businesses. Additionally, unexpected costs associated with the integration of our acquisitions, including the integration of the operations of Ostex and ABI and the product lines acquired from Abbott Laboratories, could adversely impact our liquidity. Ultimately, the value of any company, product line or assets that we have acquired may not be greater than or equal to their purchase prices.

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

If goodwill and/or other intangible assets that we have recorded in connection with our acquisitions of other businesses become impaired, we could have to take significant charges against earnings.

        In connection with the accounting for our acquisitions of the Unipath business, Wampole, Ostex, ABI and the Abbott rapid diagnostics product lines, we have recorded a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

We could experience significant manufacturing delays, disruptions to our ongoing research and development and increased production costs if Unilever is unable to successfully assign or sublease to us the lease for the multi-purpose facility that we currently use in Bedford, England.

        One of our primary operating facilities is located in Bedford, England. The Bedford facility is a multi-purpose facility that is registered with the FDA, contains state-of-the-art research laboratories and is equipped with specialized manufacturing equipment. This facility currently provides the manufacturing for our Clearblue and Clearview products, serves as our primary research and development center and serves as the administrative center for our European operations. We also use this facility to manufacture the digital and non-digital e.p.t pregnancy tests for Pfizer in connection with our supply arrangements with Pfizer for these products. We are currently using the Bedford facility pursuant to our acquisition agreement with Unilever relating to our acquisition of the Unipath business in late 2001. Unilever currently leases this facility from a third party landlord. Pursuant to the terms of Unilever's lease, Unilever cannot assign the lease or sublet the Bedford facility to us without first obtaining the landlord's consent. The landlord has not yet, and may not in the future, consent to an assignment of the lease or a sublease to us. The terms of our acquisition agreement obligate Unilever to provide to us the benefit of its lease of the Bedford facility. If Unilever is unable to successfully acquire such consent or otherwise enable us to realize the benefit of Unilever's lease of the Bedford facility, or if its lease is terminated, we may be forced to renegotiate a lease of the Bedford facility on substantially less favorable terms or seek alternative means of producing our products, conducting our research and housing our European administrative staff. In either case, we may experience increased production costs or manufacturing delays, which could prevent us from meeting contractual supply obligations or jeopardize important customer relationships. We may also suffer disruptions to our ongoing research and development while we are resolving these issues. We cannot assure you that we will be able to renegotiate a lease for the Bedford facility on terms that are acceptable to us or find an acceptable replacement for this facility. Any one or more of these events may have a material adverse effect on us.

We may experience manufacturing problems or delays, which could result in decreased revenues or increased costs.

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

Sales of our new digital pregnancy test may dilute sales of our other consumer pregnancy test products or the non-digital e.p.t pregnancy test, which we manufacture for Pfizer, and, accordingly, these sales may not increase our overall revenues or profitability.

        In the second quarter of 2003, we shipped the first orders for our new digital pregnancy test, Clearblue Easy Digital, which is the first consumer pregnancy test on the market to display test results in words. We also entered into a supply agreement with Pfizer pursuant to which we began in December 2003 supplying Pfizer with a digital version of its e.p.t pregnancy tests on a non-exclusive basis. Instead of interpreting colored lines for a result, the digital display will spell out "Pregnant" or "Not Pregnant." We cannot assure you that sales of these new products will not dilute sales of our other consumer pregnancy test products or the non-digital e.p.t pregnancy test, which we will manufacture for Pfizer for a period of five years beginning in June 2004. Accordingly, there is no assurance that these new products will increase our overall revenues or profitability.

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

        While we currently expect to submit a pro-thrombin test for FDA approval in late 2004 and to launch a congestive heart failure product in 2005 and new infectious disease products (including a high sensitivity strep throat test, which we recently launched, and rapid influenza A & B tests and a rapid HIV test) in 2004, the factors listed above, as well as manufacturing or distribution problems, or other factors beyond our control, could delay these launches. In addition, we cannot assure you that the market will accept these products. Accordingly, there is no assurance that our overall revenues will increase if and when these new products are launched.

We may experience difficulties that may delay or prevent us from completing our plans to centralize our U.S. consumer products packaging and distribution facilities, and our plans to manufacture certain products in China.

        We have announced that we intend to develop a centralized U.S. consumer products packaging and distribution facility which is scheduled to be operational in the third quarter of 2004, and that we intend to transition the manufacture of portions of certain products to China beginning in the third quarter of 2004. We may not commence these operations in the time projected, or at all, if we are unable to develop or finalize the necessary third party relationships; acquire the required facilities, equipment or materials; or obtain any necessary consents or approvals. In addition, even if we do succeed in developing these new operations on schedule, operational problems, or other factors beyond our control, may prevent or delay us from recognizing cost savings, margin improvements or other benefits that we may expect, reduce product quality and harm our reputation or credibility with our customers and users of our products.

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

Our sales of brand name nutritional supplements have been trending downward since 1998 due to the maturity of the market segments they serve and the age of that product line and we may experience further declines in sales of those products.

        Our aggregate sales of all of our brand name nutritional products, including, among others, Ferro-Sequels, Stresstabs, Protegra, Posture, SoyCare, ALLBEE, and Z-BEC, have declined each year since 1998 until the year 2002, when they increased slightly as compared to 2001. We believe that these products have under-performed because they are, for the most part, aging brands with limited brand recognition that face increasing private label competition. The overall age of this product line means that we are subject to future distribution loss for under-performing brands, while our opportunities for new distribution on the existing product lines are limited. Though we did experience a slight increase in sales during 2002, the overall trend of declining sales for these products continued in 2003. As a result we do not expect significant sales growth of our existing brand name nutritional products and we may experience further declines in overall sales of our brand name nutritional products in the future.

Our sales of specific vitamins and nutritional supplements could be negatively impacted by media attention or other news developments that challenge the safety and effectiveness of those specific vitamins and nutritional supplements.

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

        Because of the nature of our business, we may be subject at any particular time to commercial disputes, consumer product claims or various other lawsuits arising in the ordinary course of our business, including employment matters, and expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. An adverse ruling or rulings in one or more such lawsuits could, individually or in the aggregate, have a material adverse effect on our sales, operations or financial performance. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, such as our litigation against Acon Laboratories discussed in "Recent Developments" on page 27 of this report. These suits can be expensive and result in counterclaims challenging the validity of our patents and other rights. We cannot assure you that these lawsuits or any future lawsuits relating to our businesses will not have a material adverse effect on us.

The profitability of our consumer products businesses may suffer if we are unable to establish and maintain close working relationships with our customers.

        For the year ended December 31, 2003 and the six months ended June 30, 2004, 69% and 65% of our net product sales were derived from our consumer products business. Our consumer products businesses rely to a great extent on close working relationships with our customers rather than long-term exclusive contractual arrangements. Customer concentration in these businesses is high, especially in our private label nutritional supplements business. In addition, customers of our branded and private label consumer products businesses purchase products through purchase orders only and are not obligated to make future purchases. We therefore rely on our ability to deliver quality products on time in order to retain and generate customers. If we fail to meet our customers' needs or expectations, whether due to manufacturing issues that affect quality or capacity issues that result in late shipments, we will harm our reputation and customer relationships and likely lose customers. If we are unable to maintain close working relationships with our customers, sales of all of our products and our ability to successfully launch new products could suffer. Additionally, the loss of a major customer and the failure to generate new accounts could significantly reduce our revenues or prevent us from achieving projected growth.

The profitability of our consumer products businesses may suffer if Pfizer Inc. is unable to successfully market and sell its e.p.t pregnancy tests.

        Under the terms of a manufacturing, packaging and supply agreement that we entered into with Pfizer Inc., through one of its wholly-owned subsidiaries, Pfizer purchases its non-digital e.p.t pregnancy tests from us through June 6, 2009. Additionally, under the terms of a separate supply agreement, in December 2003, we began supplying Pfizer with a digital version of its e.p.t pregnancy test on a non-exclusive basis. The amount of revenues or profits that we generate under these agreements will depend on the volume of orders that we receive from Pfizer. As a result, if Pfizer is unable to successfully market and sell its e.p.t pregnancy tests, or if other events adversely affect the volume of Pfizer's sales of its e.p.t pregnancy tests, then our future revenues and profit may be adversely affected.

Because our private label nutritional supplements business is a low margin business, its overall profitability may suffer significantly as a result of relatively small increases in raw material or other manufacturing costs.

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

Retailer consolidation poses a threat to our existing retailer relationships and could result in lost revenue.

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

Because we are obligated to indemnify IMT and others in connection with our split-off and merger transaction with Johnson & Johnson, we could be liable for substantial amounts if successful claims for indemnification are made.

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

Our operating results may fluctuate due to various factors and, as a result, period-to-period comparisons of our results of operations will not necessarily be meaningful.

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

        Because our operating results may fluctuate from quarter to quarter, it may be difficult for us or our investors to predict our future performance by viewing our historical operating results.

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

        In addition, our share price may be volatile due to our operating results, as well as factors beyond our control. During 2003, the sales price of our common stock ranged from $13.40 to $27.50, and during 2002, it ranged from $7.70 to $28.25. It is possible that in some future periods the results of our operations will be below the expectations of the public market. In any such event, the market price of our common stock could decline. Furthermore, the stock market may experience significant price and volume fluctuations, which may affect the market price of our common stock for reasons unrelated to our operating performance. The market price of our common stock may be highly volatile and may be affected by factors such as:

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

Anti-takeover provisions in our organizational documents and Delaware law may limit the ability of our stockholders to control our policies and effect a change of control of our company and prevent attempts by our stockholders to replace or remove our current management, which may not be in your best interests.

        There are provisions in our certificate of incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests, and prevent attempts by our stockholders to replace or remove our current management. These provisions include the following:

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

  •
  our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control;

  •
  our certificate of incorporation prohibits our stockholders from filling board vacancies, calling special stockholder meetings or taking action by written consent;

  •
  our certificate of incorporation provides for the removal of a director only with cause and by the affirmative vote of the holders of 75% or more of the shares then entitled to vote at an election of our directors; and

  •
  our bylaws require advance written notice of stockholder proposals and director nominations.

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

        We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends on our common stock in the foreseeable future. In addition, our senior credit facility currently prohibits the payment of dividends and the indenture governing the terms of our senior subordinated notes restricts the amount of any dividends that we may pay. As a result, the success of your investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares.

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

  •
  the impact of business combinations, including acquisitions and divestitures, such as our acquisitions of Applied Biotech, Inc. and the Abbott rapid diagnostics product lines, and organizational restructurings consistent with evolving business strategies;

  •
  our ability to satisfy the financial covenants and other conditions contained in our credit facilities;

  •
  our ability to obtain required financing on terms that are acceptable to us; and

  •
  the issuance of new or revised standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board or the SEC.

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

        Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At June 30, 2004, our short-term investments approximated market value.

        At June 30, 2004, we had revolving lines of credit available to us of up to $50.0 million in the aggregate under our primary senior credit facility, of which none was used. We may repay any future borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008. Borrowings under the revolving lines of credit bear interest at either (i) the London Interbank Offered Rate, or LIBOR, as defined in the credit agreement, plus applicable margins or, at our option, (ii) a floating Index Rate, as defined in the agreement, plus applicable margins. Applicable margins if we choose to use the LIBOR or the Index Rate can range from 2.75% to 3.75% or 1.50% to 2.50%, respectively, depending on the quarterly adjustments that are based on our consolidated financial performance, excluding IMN's.

        We have an interest rate swap agreement with a bank in place, which was intended to provide us with limited protection from fluctuations in the LIBOR rate. Under the interest rate swap agreement, the LIBOR rate is at a minimum of 3.36% and a maximum of 5% and applies to $34.8 million of any of our U.S. Dollar denominated loans for the remaining term of the agreement. This interest rate swap agreement is effective through December 30, 2004.

        As of June 30, 2004, the LIBOR and Index rates applicable under our primary senior credit facility were 1.37% and 4%, respectively. Assuming no changes in our leverage ratio, which would affect the margin of the interest rate under the senior credit agreement, the effect of interest rate fluctuations on each $1.0 million borrowings under the revolving lines of credit in excess of the amounts covered under the interest rate swap agreement over the next twelve months is quantified and summarized as follows:

If compared to the rate at June 30, 2004,	Interest Expense Increase
(in thousands)
Interest rates increase by 1% point	$10
Interest rates increase by 2% points	20

        Our subsidiary IMN has a credit agreement with its bank, under which it can borrow up to $15.0 million under a revolving credit commitment and $4.2 million under a term loan commitment, subject to specified borrowing base limitations. These IMN loans were set to mature on October 15, 2004, but subsequent to June 30, 2004 the maturity date was automatically extended to October 17, 2005. As of June 30, 2004, total borrowings outstanding under the credit agreement with the bank were $12.8 million. Borrowings under the revolving credit commitment and the term loan bear interest at either 1.5% above the bank's prime rate or, at IMN's option, at 3.75% above the Adjusted Eurodollar Rate used by the bank. As of June 30, 2004, the interest rate on $2.6 million of the outstanding borrowings was at the Adjusted Eurodollar Rate of 1.56% or 1.57% plus the spread of 3.75% and the interest rate on the remaining $10.2 million of the outstanding borrowings was at the prime rate of 4.00% plus the spread of 1.5%. The effect of interest rate fluctuations on the loans under IMN's credit agreement over the next twelve months, assuming the credit agreement is automatically extended for one year at the current maturity date, is quantified and summarized as follows:

If compared to the rates at June 30, 2004,	Interest Expense Increase
(in thousands)
Interest rates increase by 1% point	$119
Interest rates increase by 2% points	238

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. For the three and six months ended June 30, 2004, the net impact of foreign currency changes on transactions was a loss of $185,000 and 151,000, respectively. Generally, we do not use derivative financial instruments or other financial instruments to hedge such economic exposures. However, if our foreign currency exchange exposure in these transactions continues to be significant, we may decide to use such instruments in the future.

        Gross margins of products we manufacture at our European plants and sell in U.S. dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 39.1% for the three months ended June 30, 2004. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended June 30, 2004, our gross margin on total net product sales would have been 39.2%, 39.7% and 40.3%, respectively. Our gross margin on total net product sales was 39.5% for the six months ended June 30, 2004. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2004, our gross margin on total net product sales would have been 39.7%, 40.2% and 40.8%, respectively.

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

	Approximate Decrease in
	Net Revenue	Net Income
	(in thousands)
If during the three months ended June 30, 2004, the U.S. dollar was stronger by:
1%	$231	$15
5%	1,155	77
10%	2,311	154
	Net Revenue	Net Income
	(in thousands)
If during the six months ended June 30, 2004, the U.S. dollar was stronger by:
1%	$471	$30
5%	2,353	150
10%	4,707	300

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management, including the CEO and CFO, concluded that our company's disclosure controls and procedures were effective at that time. We and our management understand nonetheless that controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, our CEO and CFO concluded that such disclosure controls and procedures were effective as of such date at the "reasonable assurance" level.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Quidel Corporation v. Inverness Medical Innovations, Inc. et als.

        In February, 2004, Quidel Corporation was served in Germany with a suit that our subsidiary, Inverness Medical Switzerland, GmbH (IMS), had filed in January 2004 seeking damages and injunction for infringement of certain of our patents. In response, on February 20, 2004, Quidel named us and our subsidiaries IMS and ABI as defendants in a suit filed by Quidel in the United States District Court for the Southern District of California. Quidel alleges that we are infringing U.S. Patent No. 4,943,522, a patent that was issued in 1990 titled "Lateral Flow, Non-Bibulous Membrane Assay Protocols." Quidel also asked the Court for a declaratory finding that Quidel does not infringe certain patents owned by IMS (the "May" and "Davis" patents) and certain other patents (the "Charlton" patents) owned by co-defendant Armkel LLC (now a part of Church & Dwight Co., Inc.) and that all these patents (the "Patents") are invalid and/or unenforceable. Quidel seeks injunctive relief and damages, and has indicated its intent to file a motion for preliminary injunction, the scope of which has not been disclosed. In early March 2004, we filed an answer claiming that Quidel's claims are without merit and a counterclaim seeking damages and injunctive relief for Quidel's infringement of the Patents. We also filed a separate action against Quidel in the same court alleging infringement of certain patents that we recently acquired from Abbott (the "Ching" patents) and seeking injunctive relief and damages. Quidel has filed counterclaims seeking further declarations that it does not infringe three other patents owned by Inverness. On or about June 29, 2004, the Court issued a claim construction order concerning one of the Charlton patents, following hearings in May in which the Court rejected various arguments made by Quidel in an effort to limit the scope of the asserted claims. The claim construction hearings on the other patents in the lawsuit are continuing, and the parties have begun discovery. We expect to move ahead with a motion for a preliminary injunction against Quidel's continued sale of infringing products, as well as to vigorously defend the Quidel claims.

Other Pending and Potential Litigation and Proceedings

        Because of the nature of our business, we may be subject at any particular time to consumer product claims or various other lawsuits arising in the ordinary course of our business, including employment matters, and expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other commercial or employment claims. An adverse ruling in such a lawsuit could have a material adverse effect on our sales, operations or financial performance. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties. In addition to infringement cases filed against several parties in the U.S., including a suit against Acon Laboratories in which the court recently found infringement and granted our motion for preliminary injunction, we have lawsuits pending in several other countries, including Germany, France and Australia, against approximately 15 parties whom we believe to be selling products that infringe our propriety rights. These suits can be expensive and result in counterclaims challenging the validity of our patents and other rights. The pending injunction against Acon is discussed further under "Recent Developments" on page 27 of this report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On or about June 2, 2004, we issued a total of 155,209 shares of our common stock to the shareholders of Viva Diagnostika in exchange for all of the outstanding capital stock of Viva Diagnostika and an affiliated entity. No underwriters or underwriting discounts or commissions were involved. There was no public offering in connection with our sale to the shareholders of Viva Diagnostika and we believe that the transaction was exempt from the registration requirements of the

Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder because each such shareholder of Viva Diagnostika (i) certified to us that he or she was not a "U.S. person" as such term is defined in Regulation S and was not acquiring the stock for the account or benefit of a "U.S. Person"; (ii) agreed that any resale of the stock shall be in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration; (iii) agreed not to engage in any hedging transactions with regard to such stock unless in compliance with the Securities Act; and (iv) acknowledged and agreed, in accordance with Regulation S, that we would refuse to register any transfer of shares of the stock unless such transfer is made in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act or pursuant to an available exemption from registration. We also agreed to subsequently register the resale of the shares of stock issued to the shareholders of Viva Diagnostika on a registration statement on Form S-3.

        On or about June 10, 2004, we issued 2,695 shares of common stock upon the cashless exercise of warrants pursuant to an exemption afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of stockholders of our company held on May 26, 2004, Robert P. Khederian, John A. Quelch, David Scott, Ph.D. and Peter Townsend were elected as Class III directors of our company. The other directors whose term of office continued after the meeting were: Ernest A. Carabillo, Jr., John F. Levy, Jerry McAleer, Ph. D., Carol R. Goldberg, Alfred M. Zeien and Ron Zwanziger.

        The following table summarizes the votes for, against or withheld, as well as the number of broker non-votes with regard to the election of Class III directors at our annual meeting of stockholders:

  Class: Common Shares

Matter	For	Against	Withheld	Broker Non-Votes
Election of:
Mr. Khederian	15,265,216	0	230,589	0
Mr. Quelch	15,462,408	0	33,397	0
Dr. Scott	15,480,397	0	15,408	0
Mr. Townsend	15,463,124	0	32,681	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.
  Exhibits:

Exhibit No.	Description
*4.1	First Supplemental Indenture, dated as of June 15, 2004, among Inverness Medical Innovations, Inc., the Guarantors, Advantage Diagnostics Corporation and U.S. Bank Trust National Association, as Trustee.

*10.1	Sixth Amendment and Consent to Second Amended and Restated Credit Agreement, dated as of June 1, 2004, by and among General Electric Capital Corporation, as Agent and lender, Inverness Medical Innovations, Inc., Wampole Laboratories, LLC, Inverness Medical (UK) Holdings Limited, the other Credit Parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, co-syndication agent and Lender, UBS Securities, LLC, as co-syndication agent and lender, and the lenders signatory thereto from time to time.
*10.2	Seventh Amendment and Consent to Second Amended and Restated Credit Agreement, dated as of July 27, 2004 by and among General Electric Capital Corporation, as Agent and lender, Inverness Medical Innovations, Inc., Wampole Laboratories, LLC, Inverness Medical (UK) Holdings Limited, the other Credit Parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, co-syndication agent and Lender, UBS Securities, LLC, as co-syndication agent and lender, and the lenders signatory thereto from time to time.
*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
filed herewith

b.
Reports on Form 8-K:

        On April 29, 2004, we filed a Current Report on Form 8-K dated April 29, 2004 (Items 12 and 7) in order to furnish our press release entitled "Inverness Medical Innovations Announces First Quarter 2004 Results."

        On June 7, 2004, we filed a Current Report on Form 8-K dated January 2, 2004 (Items 7 and 9) in order to furnish our press release entitled "Inverness Medical Innovations Acquires German Distributor, Viva Diagnostika."

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: August 9, 2004	/s/ CHRISTOPHER J. LINDOP Christopher J. Lindop Chief Financial Officer and an authorized officer

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
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