Form 10-K/A
period 2003-12-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2004-10-06
CIK 1145460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

        We are filing this Amendment No. 2 (the "Amended Report") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the "Original Report"), as amended, in order to file a revised, redacted version of Exhibit 10.45 thereto and to incorporate by reference a revised, redacted version of Exhibit 2.1 thereto.

        Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including only Item 15, "Exhibits, Financial Statement Schedules and Reports on Form 8-K," of Part IV below. The remaining Items of our Original Report are not amended hereby.

        The Amended Report speaks as of the date of the filing of the Original Report, March 15, 2004. All information contained in the Original Report, as amended by Amended Report, is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

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

  3. Exhibits.

2.1	Sale Agreement, dated December 20, 2001, between Inverness Medical Innovations, Inc. (the "Company") and Unilever U.K. Holdings Limited (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-3/A, as amended, dated August 24, 2004 (File No. 333-116659))
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
*10.43	Commercial Lease, dated August 1, 1998, by and between The Chang Family Trust and Applied Biotech, Inc.
*10.44	Amendment to Commercial Lease, dated April , 2003, by and between The Chang Family Trust and Applied Biotech, Inc.
**10.45	Manufacturing, Packaging and Supply Agreement, dated as of June 6, 2003, among Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Unipath, Ltd. and Warner-Lambert Company LLC+

*10.46	First Amendment to Subordinated Promissory Notes, dated as of November 14, 2003
*10.47	First Amendment to Convertible Subordinated Promissory Notes, dated as of January 15, 2004
*14.1	Inverness Medical Innovations Business Conduct Guidelines
*21.1	List of Subsidiaries of the Company as of March 15, 2004
*23.1	Consent of BDO Seidman, LLP
**31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes
**31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes

*
Previously filed.

**
Filed herewith.

+
Portions of this exhibit have been granted confidential treatment by the Securities and Exchange Commission.

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

INVERNESS MEDICAL INNOVATIONS, INC.
Date: October 6, 2004	By:	/s/ RON ZWANZIGER Ron Zwanziger Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON ZWANZIGER Ron Zwanziger	Chief Executive Officer, President and Director (Principal Executive Officer)	October 6, 2004
/s/ CHRISTOPHER J. LINDOP Christopher J. Lindop	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 6, 2004
/s/ ERNEST A. CARABILLO, JR. Ernest A. Carabillo, Jr.	Director	October 6, 2004
/s/ CAROL R. GOLDBERG Carol R. Goldberg	Director	October 6, 2004
/s/ ROBERT P. KHEDERIAN Robert P. Khederian	Director	October 6, 2004
/s/ JOHN F. LEVY John F. Levy	Director	October 6, 2004
/s/ JERRY MCALEER Jerry McAleer	Director	October 6, 2004
/s/ JOHN A. QUELCH John A. Quelch	Director	October 6, 2004
/s/ DAVID SCOTT David Scott	Director	October 6, 2004
/s/ PETER TOWNSEND Peter Townsend	Director	October 6, 2004
/s/ ALFRED M. ZEIEN Alfred M. Zeien	Director	October 6, 2004

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES