Form 10-Q
period 2004-09-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2004-11-09
CIK 1145460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2004
OR
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

Yes ☒    No ☐

        The number of shares outstanding of the registrant's common stock as of November 5, 2004 was 20,340,122.

INVERNESS MEDICAL INNOVATIONS, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2004

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in this quarterly report on Form 10-Q and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements" beginning on pages 42 and 58, respectively, in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
				(restated)
Net product sales	$94,698	$69,278	$269,629	$196,182
License revenue	2,807	3,115	7,304	7,030

Net revenue	97,505	72,393	276,933	203,212
Cost of sales (Note 11)	59,120	40,902	166,533	113,217

Gross profit	38,385	31,491	110,400	89,995

Operating expenses:
Research and development	7,850	6,413	23,265	17,055
Sales and marketing	14,024	13,251	40,437	36,949
General and administrative	13,053	7,637	38,510	24,013
Stock-based compensation(1)	—	60	—	66

Total operating expenses	34,927	27,361	102,212	78,083

Operating income	3,458	4,130	8,188	11,912
Interest expense, including amortization of discounts and write-off of deferred financing costs (Note 8)	(4,846)	(2,443)	(17,157)	(6,723)
Other income, net	1,179	367	1,655	6,387

(Loss) income before income taxes	(209)	2,054	(7,314)	11,576
Income tax provision	562	392	1,202	2,019

Net (loss) income	$(771)	$1,662	$(8,516)	$9,557

Net (loss) income available to common stockholders—basic (Note 5)	$(771)	$1,519	$(9,265)	$9,099

Net (loss) income available to common stockholders—diluted (Note 5)	$(771)	$1,519	$(9,265)	$9,581

Net (loss) income per common share—basic (Note 5)	$(0.04)	$0.09	$(0.47)	$0.62

Net (loss) income per common share—diluted (Note 5)	$(0.04)	$0.08	$(0.47)	$0.55

Weighted average shares—basic (Note 5)	20,296	16,301	19,813	14,719

Weighted average shares—diluted (Note 5)	20,296	18,176	19,813	17,435

(1)
The charge for stock-based compensation for the three and nine months ended September 30, 2003 was classified as general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$18,944	$24,622
Accounts receivable, net of allowances of $8,734 at September 30, 2004 and $7,492 at December 31, 2003	57,665	55,418
Inventories	57,668	47,043
Deferred tax assets	1,178	1,178
Prepaid expenses and other current assets	10,893	10,599

Total current assets	146,348	138,860

Property, plant and equipment, net	62,645	56,999
Goodwill	228,184	233,792
Other intangible assets with indefinite lives	50,092	38,119
Core technology and patents, net	41,124	36,423
Other intangible assets, net	26,428	27,743
Deferred financing costs, net, and other non-current assets	8,795	7,457
Deferred tax assets	5,036	4,075

Total assets	$568,652	$543,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$52	$14,055
Current portion of capital lease obligations	458	457
Accounts payable	35,225	38,006
Accrued expenses and other current liabilities	45,066	41,122

Total current liabilities	80,801	93,640

Long-term liabilities:
Long-term debt, net of current portion	198,128	159,838
Capital lease obligations, net of current portion	1,477	1,831
Deferred tax liabilities	11,511	9,118
Other long-term liabilities	4,981	3,307

Total long-term liabilities	216,097	174,094

Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,667 shares
Issued—2,527 shares at September 30, 2004 and December 31, 2003
Outstanding—none at September 30, 2004 and 208 shares at December 31, 2003	—	6,185

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized—2,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized—50,000 shares
Issued and outstanding—20,325 shares at September 30, 2004 and 19,640 shares at December 31, 2003	20	20
Additional paid-in capital	353,060	341,703
Notes receivable from stockholders	(14,691)	(14,691)
Accumulated deficit	(78,557)	(69,296)
Accumulated other comprehensive income	11,922	11,813

Total stockholders' equity	271,754	269,549

Total liabilities and stockholders' equity	$568,652	$543,468

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2004	2003
		(restated)
Cash Flows from Operating Activities:
Net (loss) income	$(8,516)	$9,557
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Interest expense related to amortization and/or write-off of noncash original issue discount and deferred financing costs	4,380	1,133
Noncash gains related to interest rate swap and currency hedge agreements	(326)	(54)
Noncash stock-based compensation expense	—	66
Depreciation and amortization	15,089	10,930
Deferred income taxes	—	371
Other noncash items	(70)	(4)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,717)	(3,051)
Inventories	(9,274)	(3,668)
Prepaid expenses and other current assets	(189)	(2,937)
Accounts payable	(3,386)	353
Accrued expenses and other current liabilities	6,963	(6,817)
Increase in other long-term liabilities	489	—

Net cash provided by operating activities	3,443	5,879

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(15,403)	(8,427)
Proceeds from sale of property, plant and equipment	184	151
Payments for acquisitions and intellectual property	(12,275)	(76,141)
Increase in other assets	(1,129)	(44)

Net cash used in investing activities	(28,623)	(84,461)

Cash Flows from Financing Activities:
Cash paid for financing costs	(5,333)	(3,772)
Proceeds from issuance of common stock, net of issuance costs	1,416	3,985
Proceeds from issuance of senior subordinated notes	150,000	—
Proceeds from borrowings under senior credit facility	—	58,643
Net (repayments) proceeds from revolving lines of credit	(31,099)	18,524
Repayments of notes payable	(94,764)	(5,875)
Principal payments of capital lease obligations	(362)	(521)

Net cash provided by financing activities	19,858	70,984

Foreign exchange effect on cash and cash equivalents	(356)	1,767

Net decrease in cash and cash equivalents	(5,678)	(5,831)
Cash and cash equivalents, beginning of period	24,622	30,668

Cash and cash equivalents, end of period	$18,944	$24,837

Supplemental Disclosure of Noncash Activities:
Dividends, redemption interest and amortization of beneficial conversion feature related to preferred stock	$749	$458

Fair value of stock issued for acquisitions and intellectual property	$3,002	$75,305

Fair value of assumed and fully-vested stock options and warrants for acquisitions	$—	$1,752

Conversion of preferred stock into common stock	$6,934	$—

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

        In connection with our restatement for the year ended December 31, 2002, as discussed in our 2003 annual report on Form 10-K/A, we also restated our consolidated financial statements for the three months ended March 31, 2003 to reflect certain adjustments related to sales incentive allowances. Such adjustments are reflected in the accompanying consolidated financial statements for the nine months ended September 30, 2003.

(2) Cash and Cash Equivalents

        We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2004, our cash equivalents consisted of money market funds.

(3) Inventories

        Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

(in thousands)	September 30, 2004	December 31, 2003
Raw materials	$24,633	$19,606
Work-in-process	14,212	12,631
Finished goods	18,823	14,806

	$57,668	$47,043

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

        Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, our net (loss) income would have been (increased) decreased to the pro forma amounts indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)
	2004	2003(b)	2004	2003(b)
				(restated)
Net (loss) income—as reported	$(771)	$1,662	$(8,516)	$9,557
Stock-based employee compensation—as reported (a)	—	15	—	16
Pro forma stock-based employee compensation	(1,563)	(1,388)	(4,368)	(3,609)

Net (loss) income—pro forma	$(2,334)	$289	$(12,884)	$5,964

(Loss) income per share—basic:
Net (loss) income per share—as reported	$(0.04)	$0.09	$(0.47)	$0.62
Stock-based employee compensation—as reported	—	—	—	—
Pro forma stock-based employee compensation	(0.08)	(0.08)	(0.22)	(0.25)

Net (loss) income per share—pro forma	$(0.12)	$0.01	$(0.69)	$0.37

(Loss) income per share—diluted:
Net (loss) income per share—as reported	$(0.04)	$0.08	$(0.47)	$0.55
Stock-based employee compensation—as reported	—	—	—	—
Pro forma stock-based employee compensation	(0.08)	(0.07)	(0.22)	(0.22)

Net (loss) income per share—pro forma	$(0.12)	$0.01	$(0.69)	$0.33

(a)
Stock-based employee compensation expense, as reported, primarily represents the amortization of deferred compensation of certain stock options that were granted to employees below fair market value. This amount excludes stock-based compensation expense recognized in connection with stock options that were granted to non-employees.

(b)
Pro forma stock-based employee compensation charge and related per share charge for the three and nine months ended September 30, 2003 have been adjusted to reflect estimated tax benefits associated with such charge.

        We have computed the pro forma disclosures for stock options granted to employees after January 1, 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.4-3.5%	2.6-3.5%	2.8-4.0%	2.3-3.5%
Expected dividend yield	—	—	—	—
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	48%	53%	48%	56%

        The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the three months ended September 30, 2004 and 2003 were $7.22 and $11.22, respectively. The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the nine months ended September 30, 2004 and 2003 were $8.72 and $10.34, respectively.

(5) Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)
	2004	2003	2004	2003
				(restated)
Numerator:
Net (loss) income	$(771)	$1,662	$(8,516)	$9,557
Dividends, redemption interest and amortization of beneficial conversion feature related to Series A Preferred Stock	—	(143)	(749)	(458)

Net (loss) income available to common stockholders—basic	(771)	1,519	(9,265)	9,099
Interest on convertible promissory notes and dividends and redemption interest related to Series A Preferred Stock	—	—	—	482

Net (loss) income available to common stockholders—diluted	$(771)	$1,519	$(9,265)	$9,581

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)
	2004	2003	2004	2003
				(restated)
Denominator:
Denominator for basic (loss) income per share—weighted average shares	20,296	16,301	19,813	14,719
Effect of dilutive securities:
Employee stock options	—	753	—	528
Warrants	—	266	—	193
Restricted stock and escrow shares	—	856	—	1,004
Convertible promissory notes	—	—	—	344
Series A Preferred Stock	—	—	—	647

Dilutive potential common shares	—	1,875	—	2,716

Denominator for dilutive (loss) income per share—adjusted weighted average shares and assumed conversions	20,296	18,176	19,813	17,435

Net (loss) income per share—basic	$(0.04)	$0.09	$(0.47)	$0.62

Net (loss) income per share—diluted	$(0.04)	$0.08	$(0.47)	$0.55

        We had the following potential dilutive securities outstanding on September 30, 2004: (a) options and warrants to purchase an aggregate of 4.1 million shares of common stock at a weighted average exercise price of $15.96 per share and (b) convertible promissory notes that are convertible into an aggregate of 344,000 shares of common stock. These potential dilutive securities were not included in the computation of diluted loss per share for the three and nine months ended September 30, 2004 because the effect of including the number of such potential dilutive securities would be antidilutive.

        For the three months ended September 30, 2003, the computation of diluted income per share did not include convertible promissory notes and Series A Preferred Stock that are convertible into an aggregate of 344,000 and 646,000 shares of common stock, respectively, because the inclusion thereof, together with the add-back of interest and redemption interest, would be antidilutive. We also had potential dilutive options and warrants to purchase an aggregate of 816,000 shares of common stock at a weighted average exercise price of $22.01 per share outstanding on September 30, 2003, which were not included in the computation of diluted income per share for the three and nine months ended September 30, 2003 because the inclusion thereof would be antidilutive.

(6) Series A Redeemable Convertible Preferred Stock

        In January 2004, 208,000 shares of our series A redeemable convertible preferred stock ("Series A Preferred Stock") were converted into 416,000 shares of our common stock. For the nine months ended September 30, 2004, we recorded $749,000 in related redemption interest and amortization of beneficial conversion feature, along with the acceleration of the remaining unamortized beneficial conversion feature upon the Series A Preferred Stock conversion.

(7) Comprehensive Income or Loss

        Comprehensive income or loss represents net income or loss plus other comprehensive income or loss items. Our other comprehensive income or loss includes primarily foreign currency translation adjustments, and to a lesser extent, pension adjustments. For the three and nine months ended September 30, 2004, we generated a comprehensive loss of $528,000 and $8.4 million, respectively, and for the three and nine months ended September 30, 2003, we generated comprehensive income of $2.3 million and $11.6 million, respectively.

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

        The Bonds accrue interest from the date of their issuance, or February 10, 2004, at the rate of 8.75% per year. Interest on the Bonds will be payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2004. For the three and nine months ended September 30, 2004, we recorded $3.5 million and $8.8 million, respectively, in interest expense, including amortization of deferred financing costs, related to the Bonds. We may redeem the Bonds, in whole or in part, at any time on or after February 15, 2008, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, prior to February 15, 2007, we may redeem up to 35% of the aggregate principal amount of the Bonds issued with the proceeds of qualified equity offerings at a redemption price equal to 108.75% of the principal amount, plus accrued and unpaid interest.

        The Bonds are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including the guarantee of all borrowings under our senior credit facilities. The Bonds are effectively subordinated to all existing and future liabilities, including trade payables, of those subsidiaries that do not guarantee the Bonds.

        The Bonds are guaranteed by all of our domestic subsidiaries that are guarantors or borrowers under the senior credit facility which, as of September 30, 2004, excluded our subsidiary IVC Industries, Inc. (d/b/a Inverness Medical Nutritionals Group or "IMN"). On October 20, 2004, IMN was designated as an additional guarantor under the Bonds (Note 14). The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the applicable guarantors, which includes their guarantees of, and borrowings under our senior credit facilities. See Note 15 for guarantor financial information.

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

        In connection with the prepayment of the outstanding balances under our primary senior credit facility and 9% subordinated promissory notes, we recorded additional interest expense of $3.8 million for the nine months ended September 30, 2004, which consisted of a write-off of the remaining related unamortized deferred financing costs of $3.2 million, a financing fee of $450,000 paid to the banks in connection with our repayment of borrowings under our senior credit facility and a prepayment penalty of $180,000, which equated to 2% of the principal balance repaid under our 9% subordinated promissory notes.

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

  (b) Acquisition of the Abbott business

        On September 30, 2003, we acquired from Abbott Laboratories ("Abbott") certain assets related to Abbott's lines of consumer diagnostic pregnancy tests and professional rapid diagnostics for various testing needs, including strep throat, pregnancy and drugs of abuse. The acquired assets also include certain transferred and licensed intellectual property related to these products. This acquisition compliments our consumer and professional diagnostic product portfolios, as well as helps to establish a larger global presence in which to facilitate the introduction of new products.

        The aggregate purchase price was $95,082, which consisted of $55,000 in cash, $37,500 in the form of 1,551 shares of our common stock and direct acquisition costs of $2,582.

        We have allocated the aggregate purchase price to the assets acquired as follows:

(in thousands)
Inventory	$380
Property, plant and equipment	1,310
Goodwill	75,222
Trade name—Testpack	8,600
Trade name—Signify	6,400
Trade name—Fact plus	1,600
Patents	1,570

$95,082

        We have assigned an indefinite life to the Testpack and Signify trade names, a 5 year useful life for the Fact plus trade name and various useful lives for the patents ranging from 1 to 18 years.

  (c) Restructuring Plans of Previous Acquisitions

        In connection with our acquisitions of Ostex International, Inc. ("Ostex"), IMN and certain entities, businesses and intellectual property of Unilever Plc (the "Unipath business"), we recorded restructuring costs as part of the respective aggregate purchase prices in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The following table sets forth the restructuring cost balances related to the restructuring activities of these acquired businesses as of September 30, 2004 and the activities in these accounts during the nine months ended September 30, 2004:

(in thousands)	Balance at December 31, 2003	Net Costs Added to Purchase Price	Amounts Paid	Other (1)	Balance at September 30, 2004
Ostex	$2,086	$309	$(1,432)	$—	$963
IMN	519	—	(237)	—	282
Unipath business	1,347	—	—	15	1,362

Total restructuring costs	$3,952	$309	$(1,669)	$15	$2,607

  (1)
  Represents foreign currency translation adjustment.

        As a result of our acquisition of Ostex in June 2003, we established a restructuring plan whereby we exited the facilities of Ostex in Seattle, Washington, and combined such activities with our existing manufacturing and distribution facilities. Total severance costs associated with involuntarily terminated employees are $1.6 million, of which substantially all has been paid as of September 30, 2004. Costs to vacate the Ostex facilities are $500,000, of which $125,000 has been paid as of September 30, 2004. Additionally, the remaining costs to exit operations, primarily facilities lease commitments, are $1.9 million, of which $1.3 million has been paid as of September 30, 2004.

        In connection with our IMN acquisition in March 2002, we reorganized the business operations of IMN to improve efficiencies and eliminate redundant activities on a company-wide basis. The restructuring affected all cost centers within the organization, but most significantly responsibilities at the sales and executive levels, as such activities were combined with our existing business operations. As part of the restructuring plan, we relocated one of IMN's warehouses to a closer proximity of the manufacturing facility to improve efficiency. Of the $1.6 million in total exit costs, which include severance costs of involuntarily terminated employees and costs to vacate the warehouse, $1.3 million have been paid as of September 30, 2004.

        As a result of our acquisition of the Unipath business in December 2001, we reorganized the operations of the Unipath business for purposes of improving efficiencies and achieving economies of scale on a company-wide basis. Such reorganization affected most major cost centers at the operations of the Unipath England location. Additionally, most business activities of the division in the United States were merged into our existing U.S. businesses. Total exit costs, which primarily related to severance and early retirement obligations, amounted to $4.2 million. As of September 30, 2004, $1.4 million of these exit costs remained unpaid.

(10) Defined Benefit Pension Plan

        Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)
	2004	2003	2004	2003
Service cost	$449	$334	$1,349	$1,004
Interest cost	51	14	154	42
Expected return on plan assets	(45)	(14)	(136)	(43)
Realized losses	5	—	16	—

Net periodic benefit costs	$460	$334	$1,383	$1,003

(11) Restructuring Plan

        During the three and nine months ended September 30, 2004, we recorded a $1.7 million restructuring charge included in cost of goods sold to cover all expected severance, early retirement and outplacement services arising from a recently completed plan of termination at our manufacturing facility in Bedford, England. Of the total restructuring charge, $1.5 million and $0.2 million was included in our consumer products and professional diagnostic products business segments, respectively. As of September 30, 2004, all restructuring costs remained unpaid.

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

        We evaluate performance based on revenue and earnings before taxes. Segment information for the three and nine months ended September 30, 2004 and 2003, respectively, is as follows:

(in thousands)	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
Three Months Ended September 30, 2004
Net revenue from external customers	$64,263	$33,242	$—	$97,505
Income (loss) before income taxes	6,240	525	(6,974)	(209)
Three Months Ended September 30, 2003
Net revenue from external customers	50,222	22,171	—	72,393
Income (loss) before income taxes	3,218	2,337	(3,501)	2,054
Nine Months Ended September 30, 2004
Net revenue from external customers	181,325	95,608	—	276,933
Income (loss) before income taxes	11,954	2,204	(21,472)	(7,314)
Nine Months Ended September 30, 2003 (restated)
Net revenue from external customers	147,381	55,831	—	203,212
Income (loss) before income taxes	13,349	5,542	(7,315)	11,576
Assets at September 30, 2004	291,924	270,935	5,793	568,652
Assets at December 31, 2003 (restated)	286,166	253,207	4,095	543,468

(13) Material Contingencies

        Our material pending legal proceedings are described in the section of our annual report on Form 10-K/A for the year ended December 31, 2003 titled "Item 3. Legal Proceedings." Material developments in our material pending legal proceedings are described in this quarterly report on Form 10-Q in "Part II. Item 1. Legal Proceedings."

(14) Subsequent Event

        In October 2004, we borrowed an additional $15.2 million under our senior credit facility to refinance the outstanding borrowings under IMN's senior credit facility and bonds payable. We repaid all outstanding borrowings under IMN's senior credit facility which totaled $14.2 million as of the date of repayment, including a $150,000 prepayment penalty, and redeemed $1.5 million of IMN's outstanding bonds payable. As of October 20, 2004, IMN became a credit party under our senior credit facility and was designated a restricted subsidiary and guarantor under the Bonds. IMN is considered a non-guarantor subsidiary in the guarantor financial information in Note 15 and will be included as a guarantor subsidiary going forward.

(15) Guarantor Financial Information

        We issued $150 million in Bonds to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States in compliance with Regulation S of the Securities Act (Note 8). Our payment obligations under the Bonds are guaranteed by certain of our domestic subsidiaries (the "Guarantor Subsidiaries"). The guarantee is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors in the Bonds. The following supplemental financial information sets forth, on a consolidating basis, the statements of operations for the three and nine months ended September 30, 2004 and 2003, the balance sheets as of September 30, 2004 and December 31, 2003 and the statements of cash flows for the nine months ended September 30, 2004 and 2003 for our company (the "Issuer"), the Guarantor Subsidiaries and our other subsidiaries (the "Non-Guarantor Subsidiaries"). The supplemental financial information reflects our investments and the Guarantor Subsidiaries investments in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2004
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$5,524	$43,552	$61,463	$(15,841)	$94,698
License revenue	—	37	2,770	—	2,807

Net revenue	5,524	43,589	64,233	(15,841)	97,505
Cost of sales	5,212	27,624	40,850	(14,566)	59,120

Gross profit	312	15,965	23,383	(1,275)	38,385

Operating expenses:
Research and development	81	763	7,006	—	7,850
Sales and marketing	466	5,103	8,455	—	14,024
General and administrative	2,324	2,323	8,406	—	13,053

Total operating expenses	2,871	8,189	23,867	—	34,927

Operating (loss) income	(2,559)	7,776	(484)	(1,275)	3,458
Equity in earnings of subsidiaries, net of tax	5,132	—	—	(5,132)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(4,268)	(198)	(1,494)	1,114	(4,846)
Other income, net	1,151	127	1,015	(1,114)	1,179

(Loss) income before income taxes	(544)	7,705	(963)	(6,407)	(209)
Income tax provision (benefit)	227	(48)	383	—	562

Net (loss) income	$(771)	$7,753	$(1,346)	$(6,407)	$(771)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2003
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$5,894	$27,401	$48,332	$(12,349)	$69,278
License revenue	—	147	2,968	—	3,115

Net revenue	5,894	27,548	51,300	(12,349)	72,393
Cost of sales	5,280	17,738	28,154	(10,270)	40,902

Gross profit	614	9,810	23,146	(2,079)	31,491

Operating expenses:
Research and development	67	592	5,754	—	6,413
Sales and marketing	449	5,738	7,064	—	13,251
General and administrative	1,743	1,680	4,214	—	7,637
Stock-based compensation	60	—	—	—	60

Total operating expenses	2,319	8,010	17,032	—	27,361

Operating (loss) income	(1,705)	1,800	6,114	(2,079)	4,130
Equity in earnings of subsidiaries, net of tax	4,103	—	—	(4,103)	—
Interest expense, including amortization of discounts	(1,126)	(398)	(1,435)	516	(2,443)
Other income, net	377	349	157	(516)	367

Income before income taxes	1,649	1,751	4,836	(6,182)	2,054
Income tax (benefit) provision	(13)	(34)	439	—	392

Net income	$1,662	$1,785	$4,397	$(6,182)	$1,662

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2004
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$15,453	$113,382	$179,565	$(38,771)	$269,629
License revenue	—	83	7,221	—	7,304

Net revenue	15,453	113,465	186,786	(38,771)	276,933
Cost of sales	14,979	75,418	115,338	(39,202)	166,533

Gross profit	474	38,047	71,448	431	110,400

Operating expenses:
Research and development	181	2,278	20,806	—	23,265
Sales and marketing	1,483	16,888	22,066	—	40,437
General and administrative	7,851	9,090	21,569	—	38,510

Total operating expenses	9,515	28,256	64,441	—	102,212

Operating (loss) income	(9,041)	9,791	7,007	431	8,188
Equity in earnings of subsidiaries, net of tax	9,127	—	—	(9,127)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(11,255)	(4,236)	(4,383)	2,717	(17,157)
Other income, net	2,880	373	1,119	(2,717)	1,655

(Loss) income before income taxes	(8,289)	5,928	3,743	(8,696)	(7,314)
Income tax provision	227	127	848	—	1,202

Net (loss) income	$(8,516)	$5,801	$2,895	$(8,696)	$(8,516)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2003
(in thousands)
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$17,613	$71,734	$139,812	$(32,977)	$196,182
License revenue	—	178	6,852	—	7,030

Net revenue	17,613	71,912	146,664	(32,977)	203,212
Cost of sales	14,710	44,990	84,171	(30,654)	113,217

Gross profit	2,903	26,922	62,493	(2,323)	89,995

Operating expenses:
Research and development	204	871	15,980	—	17,055
Sales and marketing	1,567	16,299	19,083	—	36,949
General and administrative	5,299	4,176	14,538	—	24,013
Stock-based compensation	66	—	—	—	66

Total operating expenses	7,136	21,346	49,601	—	78,083

Operating (loss) income	(4,233)	5,576	12,892	(2,323)	11,912
Equity in earnings of subsidiaries, net of tax	11,995	—	—	(11,995)	—
Interest expense, including amortization of discounts	(3,091)	(986)	(3,458)	812	(6,723)
Other income (expense), net	4,899	(627)	2,927	(812)	6,387

Income before income taxes	9,570	3,963	12,361	(14,318)	11,576
Income tax provision	13	331	1,490	185	2,019

Net income	$9,557	$3,632	$10,871	$(14,503)	$9,557

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
September 30, 2004
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$232	$7,240	$11,472	$—	$18,944
Accounts receivable, net of allowances	2,110	31,759	23,796	—	57,665
Inventories	5,862	20,960	36,738	(5,892)	57,668
Deferred tax assets	—	—	1,178	—	1,178
Prepaid expenses and other current assets	2,372	1,627	6,894	—	10,893
Intercompany receivables	56,713	6,254	13,933	(76,900)	—

Total current assets	67,289	67,840	94,011	(82,792)	146,348

Property, plant and equipment, net	3,106	11,381	48,158	—	62,645
Goodwill	29,538	104,123	94,523	—	228,184
Other intangible assets with indefinite lives	—	12,420	37,672	—	50,092
Core technology and patents, net	2,611	5,832	32,681	—	41,124
Other intangible assets, net	5,918	14,200	6,310	—	26,428
Deferred financing costs, net, and other non-current assets	6,176	1,573	1,046	—	8,795
Deferred tax assets	620	1,132	2,826	458	5,036
Investment in subsidiaries	242,367	(868)	—	(241,499)	—
Intercompany notes receivable	109,403	13,563	—	(122,966)	—

Total assets	$467,028	$231,196	$317,227	$(446,799)	$568,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$52	$—	$52
Current portion of capital lease obligations	—	2	456	—	458
Accounts payable	1,160	9,039	25,026	—	35,225
Accrued expenses and other current liabilities	8,109	13,351	23,606	—	45,066
Intercompany payables	10,799	14,204	51,897	(76,900)	—

Total current liabilities	20,068	36,596	101,037	(76,900)	80,801

Long-term liabilities:
Long-term debt, net of current portion	175,206	9,700	13,222	—	198,128
Capital lease obligations, net of current portion	—	5	1,472	—	1,477
Deferred tax liabilities	—	1,753	9,758	—	11,511
Other long-term liabilities	—	—	4,981	—	4,981
Intercompany notes payable	—	58,389	64,621	(123,010)	—

Total long-term liabilities	175,206	69,847	94,054	(123,010)	216,097

Stockholders' equity	271,754	124,753	122,136	(246,889)	271,754

Total liabilities and stockholders' equity	$467,028	$231,196	$317,227	$(446,799)	$568,652

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2004
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(8,516)	$5,801	$2,895	$(8,696)	$(8,516)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(9,127)	—	—	9,127	—
Interest expense related to amortization and/or write-off of non-cash original issue discount, and deferred financing costs	843	3,145	392	—	4,380
Noncash (gains) losses related to interest rate swap and currency hedge agreements	(432)	—	106	—	(326)
Depreciation and amortization	1,135	3,443	10,511	—	15,089
Other noncash items	—	2	(72)	—	(70)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,805	(3,101)	(421)	—	(1,717)
Inventories	(1,399)	(1,152)	(6,292)	(431)	(9,274)
Prepaid expenses and other current assets	(1,008)	(134)	953	—	(189)
Intercompany payables or receivables	10,443	(10,274)	(248)	79	—
Accounts payable	(3,290)	(2,449)	2,353	—	(3,386)
Accrued expenses and other current liabilities	2,301	(1,152)	5,814	—	6,963
Increase in other long-term liabilities	—	—	489	—	489

Net cash (used in) provided by operating activities	(7,245)	(5,871)	16,480	79	3,443

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the Nine Months Ended September 30, 2004
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,531)	(5,056)	(8,816)	—	(15,403)
Proceeds from sale of property, plant and equipment	—	123	61	—	184
Payments for acquisitions and intellectual property	(4,713)	(1,570)	(5,992)	—	(12,275)
(Increase) decrease in other assets	(748)	(689)	308	—	(1,129)

Net cash used in investing activities	(6,992)	(7,192)	(14,439)	—	(28,623)

Cash Flows from Financing Activities:
Cash paid for financing costs	(4,846)	(391)	(96)	—	(5,333)
Proceeds from issuance of common stock, net of issuance costs	1,416	—	—	—	1,416
Proceeds from issuance of senior subordinated notes	150,000	—	—	—	150,000
Net repayments under revolving lines of credit	—	(7,199)	(23,900)	—	(31,099)
Repayments of notes payable	(9,000)	(75,075)	(10,689)	—	(94,764)
Principal payments of capital lease obligations	—	(39)	(323)	—	(362)
Intercompany notes payable or receivable	(124,809)	91,949	32,860	—	—

Net cash provided by (used in) financing activities	12,761	9,245	(2,148)	—	19,858

Foreign exchange effect on cash and cash equivalents	—	—	(277)	(79)	(356)

Net decrease in cash and cash equivalents	(1,476)	(3,818)	(384)	—	(5,678)
Cash and cash equivalents, beginning of period	1,708	11,058	11,856	—	24,622

Cash and cash equivalents, end of period	$232	$7,240	$11,472	$—	$18,944

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2003
(in thousands)
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$9,557	$3,632	$10,871	$(14,503)	$9,557
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings (losses) of subsidiaries, net of tax	(11,995)	—	—	11,995	—
Interest expense related to amortization of noncash original issue discount and deferred financing costs	319	280	534	—	1,133
Noncash gain related to interest rate swap agreement	(54)	—	—	—	(54)
Noncash stock-based compensation expense	66	—	—	—	66
Depreciation and amortization	587	2,084	8,259	—	10,930
Deferred income taxes	—	—	186	185	371
Other noncash items	—	(27)	23	—	(4)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(322)	(2,311)	(418)	—	(3,051)
Inventories	25	(3,389)	(3,063)	2,759	(3,668)
Prepaid expenses and other current assets	(526)	693	(3,104)	—	(2,937)
Intercompany payables or receivables	(3,349)	359	4,853	(1,863)	—
Accounts payable	128	2,770	(2,545)	—	353
Accrued expenses and other current liabilities	358	(3,379)	(3,796)	—	(6,817)

Net cash (used in) provided by operating activities	(5,206)	712	11,800	(1,427)	5,879

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the Nine Months Ended September 30, 2003
(in thousands)
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(262)	(1,658)	(6,507)	—	(8,427)
Proceeds from sale of property, plant and equipment	—	73	78	—	151
Payments for acquisitions and intellectual property	(70,296)	(2,342)	(3,503)	—	(76,141)
Decrease (increase) in other assets	718	(708)	(54)	—	(44)

Net cash used in investing activities	(69,840)	(4,635)	(9,986)	—	(84,461)

Cash Flows from Financing Activities:
Cash paid for financing costs	(86)	(3,637)	(49)	—	(3,772)
Proceeds from issuance of common stock, net of issuance costs	3,985	—	—	—	3,985
Proceeds from borrowings under senior credit facility	—	57,575	1,068	—	58,643
Net proceeds from lines of credit	—	16,899	1,625	—	18,524
Repayments of notes payable	—	(3,271)	(2,604)	—	(5,875)
Principal payments of capital lease obligations	—	(5)	(516)	—	(521)
Intercompany notes payable or receivable	68,400	(68,400)	—	—	—

Net cash provided by (used in) financing activities	72,299	(839)	(476)	—	70,984

Foreign exchange effect on cash and cash equivalents	—	—	340	1,427	1,767

Net (decrease) increase in cash and cash equivalents	(2,747)	(4,762)	1,678	—	(5,831)
Cash and cash equivalents, beginning of period	3,004	16,069	11,595	—	30,668

Cash and cash equivalents, end of period	$257	$11,307	$13,273	$—	$24,837

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

        For the three and nine months ended September 30, 2004, we recorded net revenue of $97.5 million and $276.9 million, respectively, compared to net revenue of $72.4 million and $203.2 million for the three and nine months ended September 30, 2003, respectively. Adjusted for the impact of currency translation, net revenue for the three and nine months ended September 30, 2004 was $95.1 million and $269.2 million, respectively. Overall revenue growth, adjusted for the impact of currency translation, resulted from acquisitions, which occurred primarily in our professional diagnostics business and, to a lesser extent, organic growth. Our acquisitions in the second half of 2003, including the rapid diagnostics business from Abbott Laboratories in September and Applied Biotech, Inc., or ABI, in August, contributed approximately 64% of our currency adjusted revenue growth for the nine months ended September 30, 2004.

        Despite the growth in our revenue, for the three and nine months ended September 30, 2004, we recorded a net loss of $0.8 million and $8.5 million, respectively, compared to net income of $1.7 million and $9.6 million for the three and nine months ended September 30, 2003, respectively. Factors that contributed to the significant loss for the nine month period ended September 30, 2004, as compared to the income in the comparable period of 2003, include (i) reduction of approximately 189 basis points in our overall gross margin due to fluctuations in foreign currencies that are unfavorable to our core pregnancy product margins, (ii) reduction of approximately 180 basis points in our overall gross margin due to margin erosion in our nutritionals business, (iii) significant research and development spending, (iv) higher interest expense due to both higher average debt balance and weighted average interest rate primarily resulted from our decision to refinance our debt in February 2004, (v) the recording of a reserve for potential bad debt and unsaleable inventory totaling $1.5 million and (vi) the recording of a $1.7 million restructuring charge included in cost of goods sold to cover all expected severance, early retirement and outplacement services arising from a recently completed plan of termination at our manufacturing facility in Bedford, England. Partially offsetting these adverse changes was the recording of $0.5 million during the third quarter of 2004 in royalties received attributable to periods prior to 2004 associated with a license arrangement that had historically been underpaid. Additionally, the income recorded for the nine months ended September 30, 2003 included a one-time recording of income of $3.8 million from a settlement with Unilever Plc in the second quarter of 2003 and $1.2 million in past royalties received as part of a patent infringement settlement in May 2003, both of which were recorded in other income in the consolidated statements of operations in those periods.

        As a leading global developer of advanced diagnostic devices, we are continually exploring opportunities in a variety of professional diagnostic and consumer-oriented applications, including immuno-diagnostics with a focus on women's health, cardiology and infectious disease. We have recently executed several new point-of-care national distribution agreements and launched a new Clinical Laboratories Improvement Act of 1988 ("CLIA") waived strep throat test and tests for D-Dimer and Fecal Occult Blood and we expect to introduce a pro-thrombin meter in the first half of 2005. Our emphasis on new product development requires substantial investment and involves significant inherent risk. We intend to continue our robust research and development expenditures. In addition, we will continue to aggressively defend our substantial intellectual property portfolio, which underlies our emphasis on new product development, against potential infringers. The risks arising from our emphasis and reliance on new product development and intellectual property, as well as the other numerous risks that our business faces, including the risks associated with our substantial indebtedness and our acquisitions, are set forth in the section titled "Certain Factors Affecting Future Results" beginning on page 42 of this report.

Results of Operations

        Net Product Sales.    Net product sales increased by $25.4 million, or 37%, to $94.7 million for the three months ended September 30, 2004 from $69.3 million for the three months ended September 30, 2003. Net product sales increased by $73.4 million, or 37%, to $269.6 million for the nine months ended September 30, 2004 from $196.2 million for the nine months ended September 30, 2003. Adjusted for the favorable impact of currency translation on our foreign operations, net product sales in the three and nine months ended September 30, 2004 grew by approximately $23.0 million, or 33%, and $65.7 million, or 33%, respectively, compared to the same periods in 2003. The majority of the product sales increase, comparing the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003, resulted from the businesses we acquired in the second half of 2003: (i) the rapid diagnostic product lines from Abbott, which contributed $9.1 million and $28.3 million of such increase in the respective periods, and (ii) ABI, which we acquired on August 27, 2003, contributed $2.1 million and $14.0 million of such increase in the respective periods. The launch of our Clearblue Easy Digital pregnancy test in June 2003 and the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003 and the visual version of Pfizer's e.p.t pregnancy test and the Clearblue Easy Digital ovulation test in June 2004, contributed to the currency adjusted net product sales increase, comparing the three and nine months ended September 30, 2004 to the same periods in 2003.

        Net Product Sales by Business Segment.    Net product sales by business segment for the three and nine months ended September 30, 2004 and 2003, respectively, are as follows:

	Three Months ended September 30,			Nine Months ended September 30,
(in thousands)			% Increase			% Increase
	2004	2003		2004	2003
					(restated)
Consumer products	$62,596	$47,641	31%	$176,645	$141,772	25%
Professional diagnostic products	32,102	21,637	48%	92,984	54,410	71%

Total net product sales	$94,698	$69,278	37%	$269,629	$196,182	37%

        The currency adjusted increase in net product sales from our consumer products, which includes our consumer diagnostic products and our vitamins and nutritional supplements, was $12.5 million and $27.1 million, comparing the three and nine months ended September 30, 2004, respectively, to the same periods in 2003. Of the currency adjusted increase in the three- and nine-month period comparison, $3.1 million and $8.5 million, respectively, resulted from our acquisition of Abbott's Fact plus line of consumer diagnostic pregnancy tests. The acquisition of ABI contributed $0.7 million of the currency adjusted increase in the nine month period comparison.

        The increase in net product sales from our professional diagnostic products was $10.5 million and $38.6 million, comparing the three and nine months ended September 30, 2004, respectively, to the same periods in 2003. Our acquisition of the Abbott TestPack, Abbott TestPack plus and Signify product lines from Abbott contributed $6.0 million and $19.7 million, respectively, of the increase in the three- and nine-month period comparison. Our acquisition of ABI contributed $2.6 million and $13.3 million, respectively, of the increase in the three- and nine-month period comparison. The remaining increase in net product sales from our professional diagnostic products primarily resulted from our organic growth. We expect our professional diagnostics business to continue to grow as we recently signed several new point-of-care national distribution agreements and as we have recently introduced new products, such as a CLIA waived strep throat test and tests for D-Dimer and Fecal Occult Blood, and we plan to introduce a pro-thrombin meter during the first half of 2005.

        License Revenue.    License revenue represents license and royalty fees from intellectual property license agreements with third-parties. License revenue decreased by $0.3 million, or 10%, to $2.8 million for the three months ended September 30, 2004 from $3.1 million for the three months ended September 30, 2003 and increased by $0.3 million, or 4%, to $7.3 million for the nine months ended September 30, 2004 from $7.0 million for the nine months ended September 30, 2003. The changes are a function of the net results of royalties collected under new licenses and decrease in royalties under expired licenses. We expect license revenue for the fourth quarter of 2004 to decrease, compared to the third quarter of this year, as we will cease collection of royalty fees from Pfizer early in the fourth quarter of 2004, which we have been collecting since June 2003 as part of the settlement of our infringement litigation against it.

        Gross Profit and Margin.    Gross profit increased by $6.9 million, or 22%, to $38.4 million for the three months ended September 30, 2004 from $31.5 million for the three months ended September 30, 2003. Gross profit increased by $20.4 million, or 23%, to $110.4 million for the nine months ended September 30, 2004 from $90.0 million for the nine months ended September 30, 2003. Included in cost of goods sold during the three and nine month period ended September 30, 2004 was a $1.7 million restructuring charge covering all expected severance, early retirement and outplacement services arising from a recently completed plan of termination at our manufacturing facility in Bedford, England. Excluding this charge, gross profit increased by $8.6 million, or 27%, to $40.1 million for the three months ended September 30, 2004 and by $22.1 million, or 25%, to $112.1 million for the nine months ended September 30, 2004.

        The gross profit increase, comparing the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003, resulted from the businesses that we acquired in the second half of 2003: (i) the rapid diagnostic product lines from Abbott, which contributed $4.2 million and $14.1 million of such increase in the respective periods, and (ii) ABI, which contributed $0.5 million and $4.3 million of such increase. Although organic growth, primarily as a result of the launch of our Clearblue Easy Digital pregnancy and ovulation tests, the commencement of our supply of the digital and visual version of Pfizer's e.p.t pregnancy tests and the growth in our professional diagnostics base business, also contributed to the increase in our overall gross profit, such increases were offset by declining profits from our nutritional supplements business. Gross profit from our nutritional supplements business, principally the private label business, declined by $1.5 million and $4.0 million, comparing the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003, respectively, while sales of nutritional supplements increased. Our private label nutritional supplements business has suffered from excess capacity in the industry which led to increasing price competition.

        Overall gross margin was 39% and 40% for the three and nine months ended September 30, 2004, respectively, compared to 44% for both the three and nine months ended September 30, 2003. The restructuring charge recorded in the third quarter of 2004 as discussed above, had the effect of reducing gross margin by 177 and 62 basis points for the three and nine months ended September 30, 2004, respectively. Gross margin was adversely impacted in 2004 by the continuing weak U.S. Dollar against the Euro and British Pound Sterling. Such movements in foreign exchange currencies negatively impacted the gross margin percentage of our products manufactured at our European subsidiaries and sold in U.S. Dollars. This currency impact had the effect of reducing gross margins by 245 and 189 basis points, comparing the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003, respectively. Further, due to competitive pricing in the nutritional supplements business, gross margin from our nutritional supplements sales, principally in our private label business, has declined significantly. For the three and nine months ended September 30, 2004, as compared to the same periods in 2003, the margin erosion of the nutritional supplements business affected our overall gross margin by 170 and 180 basis points, respectively. Lastly, the decline in overall gross margin resulted from the ABI products, which on average have been generating lower gross margins than our other products.

        Gross Profit from Net Product Sales by Business Segment.    Gross profit from net product sales represents total gross profits less gross profits associated with license revenue. Gross profit from total net product sales increased by $7.2 million, or 25%, to $36.4 million for the three months ended September 30, 2004 from $29.2 million for the three months ended September 30, 2003. Gross profit from total net product sales increased by $20.2 million, or 24%, to $105.6 million for the nine months ended September 30, 2004 from $85.4 million for the nine months ended September 30, 2003. Gross profit from net product sales by business segment for the three and nine months ended September 30, 2004 and 2003, respectively, are as follows:

	Three Months ended September 30,			Nine Months ended September 30,
(in thousands)			% Increase			% Increase
	2004	2003		2004	2003
					(restated)
Consumer products	$24,030	$20,171	19%	$69,388	$62,522	11%
Professional diagnostic products	12,363	9,046	37%	36,179	22,842	58%

Total gross profit from net product sales	$36,393	$29,217	25%	$105,567	$85,364	24%

        A portion of the increase in gross profit from our consumer product sales, comparing the three and nine months ended September 30, 2004 to the same periods in 2003, resulted from our acquisition of Abbott's Fact plus line of consumer diagnostic pregnancy tests in September 2003. For the three and nine months ended September 30, 2004, the Fact plus product line generated gross profit of $1.4 million and $4.2 million, respectively. Organic growth, primarily as a result of the launch of our Clearblue Easy Digital pregnancy and ovulation tests and the commencement of our supply of the digital and visual versions of Pfizer's e.p.t pregnancy tests, also contributed to the increase in our gross profit from our consumer product sales. Such increases were offset by declining profits from our nutritional supplements business. Gross profit from our nutritional supplements business principally the private label business, declined by $1.5 million and $4.0 million, comparing the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003, respectively, while sales of nutritional supplements increased. We expect gross profit from our consumer product sales to increase in the remainder of 2004, as we continue to supply Pfizer's digital and visual e.p.t pregnancy tests.

        Gross margin from our consumer product sales was 38% and 39% for the three and nine months ended September 30, 2004, respectively, compared to 42% and 44% for the three and nine months ended September 30, 2003, respectively. The restructuring charge recorded in the third quarter of 2004, as discussed above, had the effect of reducing gross margin from our consumer product sales by 276 and 98 basis points for the three and nine months ended September 30, 2004, respectively. The movements in foreign currencies, comparing the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003, negatively impacted the gross margin by 381 and 296 basis points, respectively, for our consumer products manufactured at our European subsidiaries and sold in U.S. Dollars. Additionally, our nutritional supplements business, principally the private label business, suffered margin erosion due to pricing competition. For the three and nine months ended September 30, 2004, as compared to the same periods in 2003, the margin erosion of the nutritional supplements business affected our consumer products gross margin by 270 and 290 basis points, respectively. The negative impact of foreign currency movements and margin erosion of our nutritional supplements business was offset in part by the sales of our Clearblue Easy Digital pregnancy test, which has been generating a higher margin as compared to the average margins of our other consumer products.

        The increase in gross profit from our professional diagnostic product sales, comparing the three and nine months ended September 30, 2004 to the same periods in 2003, primarily resulted from our acquisitions of the Abbott TestPack, Abbott TestPack plus and Signify product lines from Abbott and ABI. The Abbott professional diagnostic products generated $2.9 million and $9.9 million in gross profit for the three and nine months ended September 30, 2004, respectively. The ABI products incrementally generated $0.6 million and $4.3 million of gross profit for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.

        Gross margin from our professional diagnostic product sales was 38% and 39% for the three and nine months ended September 30, 2004, respectively, compared to 42% for both the three and nine months ended September 30, 2003. The decline in gross margin of our professional diagnostic products primarily resulted from the ABI products which on average have been generating lower margins than our other professional products.

        Research and Development Expense.    Research and development expense increased by $1.5 million, or 22%, to $7.9 million for the three months ended September 30, 2004 from $6.4 million for the three months ended September 30, 2003. Research and development expense increased by $6.2 million, or 36%, to $23.3 million for the nine months ended September 30, 2004 from $17.1 million for the nine months ended September 30, 2003. A significant portion of our research and development spending occurs at our facilities in the United Kingdom. As a result, the weak U.S. Dollar against the Pounds Sterling causes an increase in the dollar value of research and development expense at translation. Adjusted for the unfavorable impact of currency translation, research and development expense in the three and nine months ended September 30, 2004 increased by approximately $0.9 million, or 13%, and $4.3 million, or 25%, respectively, compared to the same periods in 2003. Our acquisitions of Ostex and ABI, primarily in the field of osteoporosis and professional diagnostic testing, contributed $0.4 million and $1.4 million of the currency adjusted increase in research and development expense, comparing the three and nine months ended September 30, 2004 to the same periods in 2003, respectively. The remaining currency adjusted increase in research and development expense of $0.5 million and $2.9 million, comparing the three and nine months ended September 30, 2004 to the same periods in 2003, respectively, primarily related to our continued significant investment in the development of products in the field of cardiology, including a pro-thrombin test, scheduled for launch in the first half of 2005, and a congestive heart failure product which remains on track for launch in late 2005. For factors that may impact our ability to meet our expectations to launch these products, see "Certain Factors Affecting Future Results."

        Sales and Marketing Expense.    Sales and marketing expense increased by $0.7 million, or 6%, to $14.0 million for the three months ended September 30, 2004 from $13.3 million for the three months ended September 30, 2003. Sales and marketing expense increased by $3.5 million, or 9%, to $40.4 million for the nine months ended September 30, 2004 from $36.9 million for the nine months ended September 30, 2003. A significant portion of our sales and marketing spending occurs at our European subsidiaries. Accordingly, and as a result of the continued weak U.S. Dollar, the currency adjusted increase in sales and marketing expense, comparing the three and nine months ended September 30, 2004 to the same periods in 2003, was $0.1 million and $1.7 million, respectively. The currency adjusted increase in sales and marketing expense primarily resulted from our various acquisitions since June 2003.

        Sales and marketing expense as a percentage of net product sales decreased to 14% and 15% for the three and nine months ended September 30, 2004, respectively, from 18% and 19% for the three and nine months ended September 30, 2003, respectively, which primarily resulted from the shift to our professional diagnostics business which generally incur lower sales and marketing expense as a percentage of sales compared to our consumer products business. Further, we have not incurred significant incremental sales and marketing expenses with the addition of the product lines we acquired from Abbott in 2003.

        General and Administrative Expense.    General and administrative expense increased by $5.5 million, or 71%, to $13.1 million for the three months ended September 30, 2004 from $7.6 million for the three months ended September 30, 2003. General and administrative expense increased by $14.5 million, or 60%, to $38.5 million for the nine months ended September 30, 2004 from $24.0 million for the nine months ended September 30, 2003. The impact of foreign exchange translation resulted in an increase in general and administrative expense of $0.6 and $1.3 million for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, respectively. Included in general and administrative expense for the nine months ended September 30, 2004 was the establishment of a specific reserve for a doubtful accounts receivable balance of $1.4 million. Additionally, legal expenses increased $2.5 million and $2.8 million, comparing the three and nine months ended September 30, 2004 to the same periods in 2003, respectively. Further, our acquisitions since June 2003 contributed an additional $1.7 million and $3.2 million to general and administrative expense during the three and nine months ended September 30, 2004, compared to the same periods in 2003, respectively. The remaining increase in general and administrative expenses resulted from the organic growth of our business.

        General and administrative expense as a percentage of net product sales was 13% and 14% for the three and nine months ended September 30, 2004, respectively, compared to 11% and 12% for the three and nine months ended September 30, 2003, respectively.

        Interest Expense.    Interest expense includes interest charges, the write-off and amortization of deferred financing costs and the amortization of non-cash discounts associated with our debt issuances and the change in market value of our interest rate swap agreement which did not qualify as a hedge for accounting purposes. Interest expense increased by $2.4 million, or 98%, to $4.8 million for the three months ended September 30, 2004 from $2.4 million for the three months ended September 30, 2003. Interest expense increased by $10.5 million, or 155%, to $17.2 million for the nine months ended September 30, 2004 from $6.7 million for the nine months ended September 30, 2003. In the nine months ended September 30, 2004, we recorded a charge of $3.8 million representing the write-off of deferred financing costs and prepayment fees and penalties related to the repayment of borrowings under our primary senior credit facility and certain subordinated notes with the proceeds from our $150.0 million Bond offering in February 2004. Excluding such charge, interest expense increased by $2.4 million and $6.6 million, comparing the three and nine months ended September 30, 2004 to the same periods in 2003, respectively. Such increase was primarily due to a higher average outstanding debt balance which was $188.1 million during the nine months ended September 30, 2004, compared to $140.5 million during the nine months ended September 30, 2003, primarily as a result of the borrowings to finance the acquisitions of ABI and the product lines from Abbott in the second half of 2003. Additionally, the 8.75% interest rate on the $150.0 million Bonds increased our average interest expense to 8.4% as of September 30, 2004, compared to 6.4% as of September 30, 2003. The Bonds, which are due in 2012, provide us with a long-term fixed rate on a significant portion of our indebtedness, as compared to the variable rates under our senior credit facilities.

        Other Income, Net.    Other income, net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income, net, are summarized as follows:

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)
	2004	2003	2004	2003
Interest income	$234	$232	$806	$801
Foreign exchange gains and (losses), net	166	(296)	15	202
Other	779	431	834	5,384

Total other income, net	$1,179	$367	$1,655	$6,387

        Included in other income, net for the three and nine months ended September 30, 2004 is $0.5 million of royalties received attributable to periods prior to 2004 associated with a license arrangement that had historically been underpaid. Included in other income, net, for the nine months ended September 30, 2003 is $1.2 million of past royalties received as part of a patent infringement settlement and a one-time gain of $3.8 million recorded in connection with an agreement with Unilever Plc (the seller of the Unipath business) which resolved certain issues that arose out of our acquisition of the Unipath business.

        Income Tax Provision.    During the three and nine months ended September 30, 2004, we recorded an income tax provision of $0.6 million and $1.2 million, respectively, compared to $0.4 million and $2.0 million for the three and nine months ended September 30, 2003, respectively. The 2004 provision recorded relates to foreign and state income taxes. Although we incurred a pre-tax loss in 2004, certain domestic and foreign subsidiaries realized pre-tax income. These subsidiaries recorded a tax provision based on the applicable statutory income tax rates. The effective tax rate was (269)% and (16)% for the three and nine months ended September 30, 2004, respectively, compared to 19% and 17% for the three and nine months ended September 30, 2003, respectively. The significant change in the effective tax rates is primarily due to our inability to benefit current losses in most tax jurisdictions.

        Net (Loss) Income.    We incurred a net loss for the three and nine months ended September 30, 2004 of $0.8 million and $8.5 million, respectively, while for the three and nine months ended September 30, 2003, we generated net income of $1.7 million and $9.6 million, respectively. After taking into account charges for redemption premium and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had a net loss available to common stockholders of $0.8 million, or $0.04 per basic and diluted common share, for the three months ended September 30, 2004, compared to basic and diluted income available to common stockholders of $1.5 million, or $0.09 and $0.08 per basic and diluted common share, respectively, for the three months ended September 30, 2003. We had a net loss available to common stockholders of $9.3 million, or $0.47 per basic and diluted common share, for the nine months ended September 30, 2004, compared to basic and diluted income available to common stockholders of $9.1 million and $9.6 million, or $0.62 and $0.55 per basic and diluted common share, respectively, for the nine months ended September 30, 2003. The loss for the three and nine months ended September 30, 2004 and the income recorded in the same periods in 2003 resulted primarily from the various factors as discussed above. See note 5 of our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for the calculation of earnings per share.

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

Changes in Cash Position

        As of September 30, 2004, we had cash and cash equivalents of $18.9 million, a $5.7 million decrease, or 23%, from December 31, 2003. Since our split-off from our former parent company and its merger transaction with Johnson & Johnson in November 2001, we have funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During the nine months ended September 30, 2004, we generated cash of $3.4 million from our operating activities, which resulted from income, adjusted for non-cash items, of $10.6 million and a net working capital increase, excluding the change in cash balance, of $7.1 million. The increase in working capital consists principally of a $9.3 million increase in inventories and a $1.7 million increase in accounts receivable. Our non-equity financing activities, primarily the issuance of the Bonds in February 2004, net of repayments of borrowings under our primary senior credit facility and certain subordinated notes and bond origination costs, provided us with cash of $18.4 million during the nine months ended September 30, 2004. In addition, we received $1.4 million in proceeds from the exercises of common stock options during the nine months ended September 30, 2004.

        During the nine months ended September 30, 2004, we used cash of $28.6 million for investing activities which consisted of $12.3 million paid for transaction costs associated with previously acquired businesses and the recent acquisitions of Viva Diagnostika and Advantage Diagnostics Corporation, or ADC, and for the acquisition of certain intellectual property, $15.2 million in capital expenditures, net of proceeds from sales of equipment and an increase in other non-current assets of $1.1 million. Fluctuations in foreign currencies negatively impacted our cash balance by $0.4 million during the nine months ended September 30, 2004.

Investing Activities

        During the nine months ended September 30, 2004, we incurred $15.2 million in capital expenditures, net of proceeds from sales of equipment. We incurred capital expenditures of approximately $0.9 million for the preparation of our facilities for the manufacture of the visual version of Pfizer's e.p.t pregnancy test which we began to sell to Pfizer in June 2004, $3.0 million in connection with the cardiology products that we expect to launch beginning in the first half of 2005, and $1.0 million for new tools related to the manufacture of a new format of our drugs of abuse test. We also continued to make significant investment in laboratory instrument systems that we placed with our customers in connection with our roll out of certain of our professional diagnostic products, which amounted to $2.4 million for the nine months ended September 30, 2004. Other miscellaneous capital expenditures during the nine months ended September 30, 2004 included: (i) approximately $1.5 in machinery in connection with the transition of the manufacturing of the Abbott products from Abbott, (ii) $0.9 million in computer software in connection with the implementation of the SAP system in our U.S. facilities, (iii) $1.6 million in leasehold improvements in connection with our initiative to consolidate our U.S. distribution facility. The remaining capital expenditures during the nine months ended September 30, 2004 were incurred for the purchase of additional equipment to support our organic growth and various research and development activities.

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

Financing Activities

        On February 10, 2004, we completed the sale of $150.0 million of 8.75% Bonds due 2012 in a private placement to qualified institutional buyers. Net proceeds from this offering amounted to $145.9 million, which was net of underwriters' commissions of $4.1 million. Of the net proceeds, we used $125.3 million to repay all of our outstanding indebtedness and related financing fees under our primary senior credit facility and $9.2 million to prepay our outstanding 9% subordinated promissory notes and related prepayment penalties, as discussed below. The remaining $11.4 million of proceeds was used for Bond offering expenses and general corporate purposes.

        The Bonds accrue interest from the date of their issuance, or February 10, 2004, at the rate of 8.75% per year. Interest on the Bonds will be payable semi-annually in arrears on each February 15 and August 15, commencing on August 15, 2004. As of September 30, 2004, accrued interest related to the Bonds amounted to $1.6 million. We may redeem the Bonds, in whole or in part, at any time on or after February 15, 2008, at a redemption price equal to 100% of the principal amount plus a premium declining ratably to par, plus accrued and unpaid interest. In addition, prior to February 15, 2007, we may redeem up to 35% of the aggregate principal amount of the Bonds issued with the proceeds of qualified equity offerings at a redemption price equal to 108.75% of the principal amount, plus accrued and unpaid interest. If we experience a change of control, we may be required to offer to purchase the Bonds at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest. We might not be able to pay the required price for Bonds presented to us at the time of a change of control because our primary senior credit facility or other indebtedness may prohibit payment or we might not have enough funds at that time.

        The Bonds are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including our guarantee of all borrowings under our primary senior credit facility. The Bonds are effectively subordinated to all existing and future liabilities, including trade payables, of those of our subsidiaries that do not guarantee the Bonds.

        The Bonds are guaranteed by all of our domestic subsidiaries that are guarantors or borrowers under our primary senior credit facility, which, as of September 30, 2004, excluded our subsidiary Inverness Medical Nutritionals Group, or IMN. On October 20, 2004, IMN was designated as an additional guarantor under the Bonds. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the applicable guarantors, which includes their guarantees of, and borrowings under our primary senior credit facility.

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

        Our primary senior credit facility with a group of banks, as amended, currently provides us with revolving lines of credit in the aggregate amount of up to $50.0 million, subject to continuing covenant compliance. Prior to the repayment of all borrowings under this senior credit facility using the proceeds from our Bond offering in February 2004, as discussed above, we had obtained term loans aggregating $84.9 million and drawn upon the revolving lines of credit in the aggregate amount of $39.9 million. At September 30, 2004, we had $9.7 million of borrowings outstanding under the revolving lines of credit. In October 2004, we borrowed an additional $15.2 million under this senior credit facility to refinance the outstanding borrowings under IMN's senior credit facility and bonds payable, as discussed below.

        We may repay any future borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008. We are required to make mandatory prepayments under our primary senior credit facility if we meet certain cash flow thresholds, issue equity securities or subordinated debt, or sell assets not in the ordinary course of our business.

        Borrowings under the revolving lines of credit bear interest at either (1) the London Interbank Offered Rate, or LIBOR, as defined in the credit agreement, plus applicable margins or, at our option, (2) a floating Index Rate, as defined in the credit agreement, plus applicable margins. Applicable margins if we choose to use the LIBOR or the Index Rate can range from 2.75% to 3.75% or 1.50% to 2.50%, respectively, depending on the quarterly adjustments that are based on our consolidated financial performance, excluding IMN's. As of September 30, 2004, the applicable interest rate under the revolving lines of credit, including the applicable margin, was 5.49%.

        Borrowings under our primary senior credit facility are secured by the stock of our U.S. and European subsidiaries, substantially all of our intellectual property rights and the assets of our businesses in the U.S. and Europe, excluding those assets of IMN through October 2004, and Orgenics Ltd., our Israeli subsidiary, and Unipath Scandinavia AB, our Swedish subsidiary, and the stock of IMN, Orgenics and certain smaller subsidiaries. Under the senior credit agreement, as amended, we must comply with various financial and non-financial covenants. The primary financial covenants pertain to, among other things, fixed charge coverage ratio, capital expenditures, various leverage ratios, EBITDA, and a minimum cash requirement. Additionally, the senior credit agreement currently prohibits us from paying dividends. We are currently in compliance with the covenants, as amended. With the repayment of the outstanding borrowings under IMN's senior credit facility and bonds payable in October 2004, IMN became a credit party under our senior credit facility and was designated a restricted subsidiary and guarantor under the Bonds.

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

        As of September 30, 2004, our subsidiary IMN had a total outstanding debt balance of $15.5 million, of which $11.8 million represented borrowings under a credit agreement with its senior lender and $3.7 million related to bonds payable and capital leases. In October 2004, using proceeds from borrowings under our senior credit facility, we repaid all outstanding borrowings under IMN's senior credit facility which totaled $14.2 million as of the date of repayment (including a $0.2 million prepayment penalty) and $1.5 million of bonds payable. IMN's other capital leases mature on various dates through July 2008.

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

Off-Balance Sheet Arrangements

        We had no material off-balance sheet arrangements as of September 30, 2004.

Contractual Obligations

        The following table summarizes our principal contractual obligations as of September 30, 2004 that have changed significantly since December 31, 2003 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our annual report on Form 10-K/A for the year ended December 31, 2003 but omitted in the table below represent those that have not changed significantly since December 31, 2003.

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2004	2005-2006	2007-2008	Thereafter
	(in thousands)
Long-term debt obligations(1)	$198,974	$34	$24	$48,916	$150,000
Purchase obligations—capital expenditure(2)	6,053	6,053	—	—	—
Purchase obligations—other (3)	35,040	35,040	—	—	—

(1)
The total amount and scheduled payments of long-term debt obligations changed significantly since December 31, 2003 as a result of the $150.0 million Bond issuance in February 2004 and borrowings under our senior credit facility. Debt maturities reflect the refinancing of the IMN senior credit facility and bonds payable in October 2004 with borrowings under our senior credit facility.

(2)
Purchase obligations of capital expenditure increased by $4.0 million, as compared to the commitments at December 31, 2003. See discussion related to capital expenditure in the above section titled "Liquidity and Capital Resources—Investing Activities."

(3)
Other purchase obligations relate to inventory purchases and other operating expense commitments. Other purchase obligations increased by $21.5 million, as compared to the commitments at December 31, 2003, which primarily resulted from increased inventory purchase commitments in anticipation of sales increases in the remainder of 2004 and the manufacturing transition of certain of the acquired Abbott products to our facilities.

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

        Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to approximately $13.7 million and $40.3 million for the three and nine months ended September 30, 2004, respectively, compared to $11.0 million and $32.2 million for the three and nine months ended September 30, 2003, respectively, which have been recorded against product sales to derive our net product sales.

        Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $57.7 million and $55.4 million, net of allowances for doubtful accounts of $2.2 million and $0.8 million, as of September 30, 2004 and December 31, 2003, respectively. The significant increase in the allowance for doubtful accounts from December 31, 2003 to September 30, 2004 primarily resulted from the establishment of a specific reserve for a doubtful accounts receivable balance of $1.4 million associated with a private label customer that failed to perform under the terms of our agreement during the second quarter of 2004 and is now the subject of legal action commenced in July 2004.

Valuation of Inventories

        We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers' demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers' demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $57.7 million and $47.0 million, net of a provision for excess and obsolete inventory of $4.1 million and $2.1 million, as of September 30, 2004 and December 31, 2003, respectively.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

        Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of September 30, 2004, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $62.6 million, $228.2 million and $117.6 million, respectively.

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

  •
  Valuation of Goodwill

        We have goodwill balances related to our consumer diagnostics and professional diagnostics reporting units, which amounted to $88.4 million and $139.8 million, respectively, as of September 30, 2004. As of December 31, 2003, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired. Because future cash flows and operating results used in the impairment review are based on management's projections and assumptions, future events can cause such projections to differ from those used at December 31, 2003, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our review as of December 31, 2003, that would require us to reassess whether the carrying values of our goodwill have been impaired.

  •
  Valuation of Other Long-Lived Tangible and Intangible Assets

        Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of September 30, 2004, future events could cause us to conclude otherwise.

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

Certain Factors Affecting Future Results

        The risk factors described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2, 26 and 58 of this report.

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

        We currently have, and we will likely continue to have, a substantial amount of indebtedness. As of October 20, 2004, we had approximately $203.2 million in aggregate principal indebtedness outstanding, of which $24.9 million is secured indebtedness, and $25.1 million of additional borrowing capacity under the revolving portions of our credit facilities. In addition, subject to restrictions in our credit facilities and the indenture governing the senior subordinated notes, we may incur additional indebtedness. During the year ended December 31, 2003 and the nine months ended September 30, 2004, we recorded $9.7 million and $17.2 million, respectively, of interest expense related to our indebtedness, which included $1.0 million and $4.0 million, respectively, in non-cash interest primarily related to amortization of debt origination costs.

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

Our senior credit facility contains certain financial covenants that we may not satisfy which, if not satisfied, could result in the acceleration of the amounts due thereunder and the limitation of our ability to borrow additional funds in the future.

        As of October 20, 2004, we had approximately $24.9 million of indebtedness outstanding under our senior credit facility and approximately $25.1 million of additional borrowing capacity thereunder. The agreements governing this facility subject us to various financial and other covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to fixed charge coverage, capital expenditures, various leverage ratios, minimum EBITDA and minimum cash requirements. If we violate any of these covenants, there may be a material adverse effect on us. Most notably, our outstanding debt under our senior credit facility could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future may be limited.

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

        We may not accomplish the integration of our acquisitions smoothly or successfully. The diversion of the attention of our management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from these acquisitions and adversely affect our other businesses. Additionally, the costs associated with the integration of our acquisitions, including our costs associated with the integration of the operations of Ostex and ABI and the product lines acquired from Abbott Laboratories, can be substantial. To the extent that we incur integration costs that are not anticipated when we finance our acquisitions, these unexpected costs could adversely impact our liquidity or force us to borrow additional funds. Ultimately, the value of any company, product line or assets that we have acquired may not be greater than or equal to their purchase prices.

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

        One of our primary operating facilities is located in Bedford, England. The Bedford facility is a multi-purpose facility that is registered with the FDA, contains state-of-the-art research laboratories and is equipped with specialized manufacturing equipment. This facility currently provides the manufacturing for our Clearblue products and some of our Clearview products, serves as our primary research and development center and serves as the administrative center for our European operations. We also use this facility to manufacture the digital and non-digital e.p.t pregnancy tests for Pfizer in connection with our supply arrangements with Pfizer for these products. We are currently using the Bedford facility pursuant to our acquisition agreement with Unilever relating to our acquisition of the Unipath business in late 2001. Unilever currently leases this facility from a third party landlord. Pursuant to the terms of Unilever's lease, Unilever cannot assign the lease or sublet the Bedford facility to us without first obtaining the landlord's consent. The landlord has not yet, and may not in the future, consent to an assignment of the lease or a sublease to us. The terms of our acquisition agreement obligate Unilever to provide to us the benefit of its lease of the Bedford facility. If Unilever is unable to successfully acquire such consent or otherwise enable us to realize the benefit of Unilever's lease of the Bedford facility, or if its lease is terminated, we may be forced to renegotiate a lease of the Bedford facility on substantially less favorable terms or seek alternative means of producing our products, conducting our research and housing our European administrative staff. In either case, we may experience increased production costs or manufacturing delays, which could prevent us from meeting contractual supply obligations or jeopardize important customer relationships. We may also suffer disruptions to our ongoing research and development while we are resolving these issues. We cannot assure you that we will be able to renegotiate a lease for the Bedford facility on terms that are acceptable to us or find an acceptable replacement for this facility. Any one or more of these events may have a material adverse effect on us.

We may experience manufacturing problems or delays, which could result in decreased revenues or increased costs.

        We currently produce most of our consumer products in our manufacturing facilities located in New Jersey, San Diego, Bedford, England and Galway, Ireland and some of our professional diagnostic tests in our manufacturing facilities located in Bedford, England, San Diego and Yavne, Israel. Our production processes are complex and require specialized and expensive equipment. Replacement parts for our specialized equipment can be expensive and, in some cases, can require lead times of up to a year to acquire. In addition, our private label consumer products business, and our private label and bulk nutritional supplements business in particular, rely on operational efficiency to mass produce products at low margins per unit. We also rely on numerous third parties to supply production materials and in some cases there may not be alternative sources immediately available.

        In addition, we currently rely on nine significant third-party manufacturers, as well as numerous other less significant manufacturers, to produce many of our professional diagnostic products and certain components of our consumer diagnostic products, including products in development. In addition, certain of the Abbott rapid diagnostics product lines are currently manufactured for us by Abbott Laboratories in Chicago under the terms of a transitional arrangement. Any event impacting our manufacturing facilities, our manufacturing systems or equipment, or our contract manufacturers or suppliers, including, without limitation, wars, terrorist activities, natural disasters and outbreaks of infectious disease (such as SARS), could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline or we could incur losses until such time as we were able to restore our production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

Sales of our new digital pregnancy tests, including a digital version of Pfizer's e.p.t pregnancy test, may dilute sales of our other consumer pregnancy test products or the non-digital e.p.t pregnancy test, which we also manufacture for Pfizer, and, accordingly, these sales may not increase our overall revenues or profitability.

        In the second quarter of 2003, we shipped the first orders for our new digital pregnancy test, Clearblue Easy Digital, which is the first consumer pregnancy test on the market to display test results in words. We also entered into a supply agreement with Pfizer pursuant to which we began in December 2003 supplying Pfizer with a digital version of its e.p.t pregnancy tests on a non-exclusive basis. Instead of interpreting colored lines for a result, the digital display will spell out "Pregnant" or "Not Pregnant." We cannot assure you that sales of these new products will not dilute sales of our other consumer pregnancy test products or the non-digital e.p.t pregnancy test, which we will manufacture for Pfizer until June 2009. Accordingly, there is no assurance that these new products will increase our overall revenues or profitability.

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

        While we currently expect to submit a pro-thrombin test for FDA approval in early 2005 and to launch a congestive heart failure product in late 2005 and have recently announced several new infectious disease products (including a high sensitivity, CLIA waived strep throat test and tests for D-Dimer, Fecal Occult Blood and rapid influenza A & B tests), the factors listed above, as well as manufacturing or distribution problems, or other factors beyond our control, could delay these launches. In addition, we cannot assure you that the market will accept these products. Accordingly, there is no assurance that our overall revenues will increase if and when these new products are launched.

We may experience difficulties that may delay or prevent us from completing our plans to centralize our U.S. consumer products packaging and distribution facilities, and our plans to manufacture certain products in China.

        Consistent with our announced plans, our centralized U.S. consumer products packaging and distribution facility recently commenced operations, and we have begun to transition the manufacture of certain products to China. We may not complete our plans with respect to these operations in the time projected, or at all, if we are unable to develop or finalize the necessary third party relationships; acquire the required facilities, equipment or materials; or obtain any necessary consents or approvals. In addition, even if we do succeed in developing these new operations on schedule, operational problems, or other factors beyond our control, may prevent or delay us from recognizing cost savings, margin improvements or other benefits that we may expect.

If we fail to meet strict regulatory requirements, we could be required to pay fines or even close our facilities.

        Our facilities and manufacturing techniques generally must conform to standards that are established by government agencies, including those of European and other foreign governments, as well as the FDA, and, to a lesser extent, the U.S. Drug Enforcement Administration, or the DEA, and local health agencies. These regulatory agencies may conduct periodic audits of our facilities to monitor our compliance with applicable regulatory standards. If a regulatory agency finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us, delay or withdraw pre-market clearances or other regulatory approvals or if such a regulatory agency determines that our non-compliance is severe, it may close our facilities. Any adverse action by an applicable regulatory agency could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers' demands. These regulatory agencies may also impose new or enhanced standards that would increase our costs as well as the risks associated with non-compliance. For example, we anticipate that the FDA may soon finalize and implement "good manufacturing practice," or GMP, regulations for nutritional supplements. GMP regulations would require supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP regulations for drugs. While our manufacturing facilities for nutritional supplements have been subjected to, and passed, third party inspections against anticipated GMP standards, the ongoing compliance required in the event that GMP regulations are adopted would involve additional costs and would present new risks associated with any failure to comply with the regulations in the future.

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

        Because of the nature of our business, we may be subject at any particular time to commercial disputes, consumer product claims or various other lawsuits arising in the ordinary course of our business, including employment matters, and expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. An adverse ruling or rulings in one or more such lawsuits could, individually or in the aggregate, have a material adverse effect on our sales, operations or financial performance. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, such as our litigation against Acon Laboratories. These suits can be expensive and result in counterclaims challenging the validity of our patents and other rights. We cannot assure you that these lawsuits or any future lawsuits relating to our businesses will not have a material adverse effect on us.

The profitability of our consumer products businesses may suffer if we are unable to establish and maintain close working relationships with our customers.

        For the year ended December 31, 2003 and the nine months ended September 30, 2004, 69% and 66% of our net product sales, respectively, were derived from our consumer products business. Our consumer products businesses rely to a great extent on close working relationships with our customers rather than long-term exclusive contractual arrangements. Customer concentration in these businesses is high, especially in our private label nutritional supplements business. In addition, customers of our branded and private label consumer products businesses purchase products through purchase orders only and are not obligated to make future purchases. We therefore rely on our ability to deliver quality products on time in order to retain and generate customers. If we fail to meet our customers' needs or expectations, whether due to manufacturing issues that affect quality or capacity issues that result in late shipments, we will harm our reputation and customer relationships and likely lose customers. Additionally, if we are unable to maintain close working relationships with our customers, sales of all of our products and our ability to successfully launch new products could suffer. The loss of a major customer and the failure to generate new accounts could significantly reduce our revenues or prevent us from achieving projected growth.

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

Because sales of our private label nutritional supplements are generally made at low margins, the profitability of these products may suffer significantly as a result of relatively small increases in raw material or other manufacturing costs.

        Sales of our private label nutritional supplements, which for the year ended December 31, 2003 and the nine months ended September 30, 2004, provided approximately 18% and 21%, respectively, of our net product sales, generate low profit margins. We rely on our ability to efficiently mass produce nutritional supplements in order to make meaningful profits from these products. Changes in raw material or other manufacturing costs can drastically cut into or eliminate the profits generated from the sale of a particular product. For the most part, we do not have long-term supply contracts for our required raw materials and, as a result, our costs can increase with little notice. The private label nutritional supplements business is also highly competitive such that our ability to raise prices as a result of increased costs is limited. Customers generally purchase private label products via purchase order, not through long-term contracts, and they often purchase these products from the lowest bidder on a product by product basis. The internet has enhanced price competition among private label manufacturers through the advent of on-line auctions, where customers will auction off the right to manufacture a particular product to the lowest bidder. The resulting margin erosion in our nutritionals business has resulted in a reduction in our overall gross margin and contributed to significant losses in 2004 through September, as compared to our income in the comparable period of 2003.

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

        Members of our management team have had significant experience in the diabetes field. In addition, technology we own or license may have potential applications to this field and our research and development capabilities could be applied to this field. However, in conjunction with our split-off from Inverness Medical Technology, Inc., or IMT, we agreed not to compete with IMT and Johnson & Johnson in the field of diabetes through 2011. In addition, Mr. Ron Zwanziger, our Chairman, Chief Executive Officer and President, and two of our senior scientists, Dr. David Scott and Dr. Jerry McAleer, have entered into consulting agreements with IMT that impose similar restrictions. Further, our license agreement with IMT prevents us from using any of the licensed technology in the field of diabetes. As a result of these restrictions, we cannot pursue opportunities in the field of diabetes.

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

        Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At September 30, 2004, our short-term investments approximated market value.

        At September 30, 2004, we had revolving lines of credit available to us of up to $50.0 million in the aggregate under our primary senior credit facility, against which $9.7 million was outstanding. We may repay any future borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008. Borrowings under the revolving lines of credit bear interest at either (i) the London Interbank Offered Rate, or LIBOR, as defined in the credit agreement, plus applicable margins or, at our option, (ii) a floating Index Rate, as defined in the agreement, plus applicable margins. Applicable margins if we choose to use the LIBOR or the Index Rate can range from 2.75% to 3.75% or 1.50% to 2.50%, respectively, depending on the quarterly adjustments that are based on our consolidated financial performance, excluding IMN's.

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

        As of September 30, 2004, the LIBOR and Index rates applicable under our primary senior credit facility were 1.84% and 4.75%, respectively. Assuming no changes in our leverage ratio, which would affect the margin of the interest rate under the senior credit agreement, the effect of interest rate fluctuations on each $1.0 million borrowings under the revolving lines of credit in excess of the amounts covered under the interest rate swap agreement over the next twelve months is quantified and summarized as follows:

(in thousands) If compared to the rate at September 30, 2004,	Interest Expense Increase
Interest rates increase by 1% point	$10
Interest rates increase by 2% points	$20

Foreign Currency Risk

        We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. For the three and nine months ended September 30, 2004, the net impact of foreign currency changes on transactions was a gain of $166 and 16, respectively. Generally, we do not use derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures. However, if our foreign currency exchange exposure in these transactions continues to be significant, we may decide to use such instruments in the future.

        Gross margins of products we manufacture at our European plants and sell in U.S. dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 38.4% for the three months ended September 30, 2004. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended September 30, 2004, our gross margin on total net product sales would have been 38.6%, 39.5% and 40.5%, respectively. Our gross margin on total net product sales was 39.2% for the nine months ended September 30, 2004. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the nine months ended September 30, 2004, our gross margin on total net product sales would have been 39.3%, 39.9% and 40.5%, respectively.

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

	Approximate Decrease in
(in thousands)
If during the three months ended September 30, 2004, the U.S. dollar was stronger by:
	Net Revenue	Net Income
1%	$248	$28
5%	1,242	141
10%	2,485	282
If during the nine months ended September 30, 2004, the U.S. dollar was stronger by:	Net Revenue	Net Income
1%	$721	$58
5%	3,603	291
10%	7,206	582

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our company's disclosure controls and procedures (as defined in Rules 13a—15(e) or 15d—15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management, including the CEO and CFO, concluded that our company's disclosure controls and procedures were effective at that time. We and our management understand nonetheless that controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, our CEO and CFO concluded that such disclosure controls and procedures were effective as of such date at the "reasonable assurance" level.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Quidel Corporation v. Inverness Medical Innovations, Inc. et als.

        In February, 2004, Quidel Corporation was served in Germany with a suit that our subsidiary, Inverness Medical Switzerland, GmbH (IMS), had filed in January 2004 seeking damages and injunction for infringement of certain of our patents. In response, on February 20, 2004, Quidel named us and our subsidiaries IMS and ABI as defendants in a suit filed by Quidel in the United States District Court for the Southern District of California. Quidel alleges that we are infringing U.S. Patent No. 4,943,522 (the "Quidel Patent"), a patent that was issued in 1990 titled "Lateral Flow, Non-Bibulous Membrane Assay Protocols." Quidel also asked the Court for a declaratory finding that Quidel does not infringe certain patents owned by IMS (the "May" and "Davis" patents) and certain other patents (the "Charlton" patents) owned by co-defendant Armkel LLC (now a part of Church & Dwight Co., Inc.) and that all these patents (the "Patents") are invalid and/or unenforceable. Quidel seeks injunctive relief and damages, and has indicated its intent to file a motion for preliminary injunction, the scope of which has not been disclosed. In early March 2004, we filed an answer claiming that Quidel's claims are without merit and a counterclaim seeking damages and injunctive relief for Quidel's infringement of the Patents. We also filed a separate action against Quidel in the same court alleging infringement of certain patents that we recently acquired from Abbott (the "Ching" patents) and seeking injunctive relief and damages. Quidel has filed counterclaims seeking further declarations that it does not infringe these patents. On or about June 29, 2004, the Court issued a claim construction order concerning one of the Charlton patents, following hearings in May in which the Court rejected various arguments made by Quidel in an effort to limit the scope of the asserted claims. With respect to the Quidel Patent, the Court has issued an oral ruling construing the term "non-bibulous lateral flow membrane," a term that appears in every claim of the patent, to mean "a membrane that does not absorb liquid and along which liquid flows laterally." Further claim construction hearings regarding the Quidel Patent were held on July 27 and 28th, 2004 and the schedule for further hearings is yet to be decided. We expect to move ahead with a motion for a preliminary injunction against Quidel's continued sale of infringing products, as well as to vigorously defend against the Quidel claims. In September 2004, Quidel served a suit on Unipath Diagnostics GmbH and its directors in the District Court of Mannheim, Germany, alleging infringement of the German equivalent of the Quidel Patent by various immunoassay products, including our Clearblue products. We have not yet responded to the complaint and a court hearing has been set for March 2005.

Other Pending and Potential Litigation and Proceedings

        Because of the nature of our business, we may be subject at any particular time to consumer product claims or various other lawsuits arising in the ordinary course of our business, including employment matters, and expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other commercial or employment claims. An adverse ruling in such a lawsuit could have a material adverse effect on our sales, operations or financial performance. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties. In addition to infringement cases filed against several parties in the U.S., including our suit against Acon Laboratories, we have lawsuits pending in several other countries, including Germany, France and Australia, against approximately 15 parties whom we believe to be selling products that infringe our propriety rights. These suits can be expensive and result in counterclaims challenging the validity of our patents and other rights.

ITEM 6. EXHIBITS

  Exhibits:

Exhibit No.	Description
*4.1-	Second Supplemental Indenture, dated as of October 20, 2004, among Inverness Medical Innovations, Inc., the Guarantors, IVC Industries, Inc. and U.S. Bank Trust National Association, as Trustee.
*31.1-	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2-	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
filed herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: November 9, 2004	/s/ CHRISTOPHER J. LINDOP Christopher J. Lindop Chief Financial Officer and an authorized officer

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
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
SIGNATURE