Form 10-K/A
period 2003-12-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2005-02-11
CIK 1145460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 3)

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

 EXPLANATORY NOTE

        On December 2, 2004, we announced that our previously issued consolidated financial statements as of and for the years ended December 31, 2002 and 2003, and for the interim periods during 2004, contained an error in the application of accounting principles generally accepted in the United States relating to the calculation of our provision for income taxes and the related deferred taxes. In connection with a routine review of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended (the "Original Report"), by the Securities and Exchange Commission's Division of Corporation Finance, we also revised our purchase price allocation in connection with our acquisition of the rapid diagnostics business that we acquired from Abbott Laboratories on September 30, 2003 in order to attribute approximately $5.7 million to customer related intangible assets acquired in the acquisition and to reduce goodwill by the same amount. We have also recorded as of the date of the acquisition approximately $11.3 million in other assets acquired from Abbott Laboratories, the amortization of which amounted to approximately $50,000 per quarter, that we had originally recognized in our Quarterly Report on Form 10-Q for the period ended September 30, 2004, and commenced amortization in connection with all amortizable acquired assets as of the same date. The impact of all additional non-cash amortization on our operating results, net of tax effect, for fiscal year 2003 was to reduce previously reported net income by approximately $800,000, or $0.04 per share, for the fourth quarter of 2003. This Amendment No. 3 (the "Amended Report") to the Original Report has been filed to address these issues in the Original Report and in the consolidated financial statements as of and for the years ended December 31, 2002 and 2003 contained therein.

        The correction of the error relating to our tax provision results in an incremental non-cash provision of income taxes. The changes to our purchase price allocation for the acquisition of the rapid diagnostics business from Abbott Laboratories result in additional non-cash amortization over the lives of the assets identified.

        For the reasons discussed above, we are filing this Amended Report in order to amend Item 6 "Selected Financial Data," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 8 "Financial Statements and Supplementary Data" and Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of the Original Report to the extent necessary to reflect the adjustments discussed above. We also amended such sections to delete discussions and analysis regarding earnings before interest, taxes and depreciation and amortization and to revise certain other disclosures. Other than Item 9, which contains a few minor revisions, the remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader's convenience.

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

PART I

        This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. There may be events in the future that we are not able to predict accurately or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We caution investors that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those we discuss in this report. There are a number of important factors that could cause our actual results to differ materially from those projected by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in this report and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. You should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements" beginning on pages 50 and 64, respectively, in this report and should not place undue reliance on our forward-looking statements. These forward-looking statements were based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

        The selected consolidated financial data as of December 31, 2003 and for each of the three years in the period then ended have been derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K. The information as of and for the years ended December 31, 2003 and 2002 included in our consolidated financial statements was audited by BDO Seidman, LLP, independent registered public accounting firm, while the information for the year ended December 31, 2001 included in our consolidated financial statements was audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 have been derived from our audited consolidated financial statements not included herein, which were audited by Arthur Andersen LLP.

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

(in thousands, except per share data)

	2003	2002(2)	2001	2000	1999
	(restated)	(restated)
Statement of Operations Data:
Net product sales	$286,984	$200,399	$47,268	$49,728	$49,087
License revenue	9,728	6,405	—	—	—

Net revenue	296,712	206,804	47,268	49,728	49,087
Cost of sales	168,171	114,653	26,662	26,796	28,348

Gross profit	128,541	92,151	20,606	22,932	20,739

Operating expenses:
Purchased in-process research and development	—	—	6,980	—	—
Research and development	24,280	14,471	1,810	1,360	1,395
Sales and marketing	52,504	39,544	8,018	7,540	8,056
General and administrative	35,452	28,066	11,702	7,048	7,214
Charge related to asset impairment	—	12,682	—	—	—
Stock-based compensation	447	10,625	10,441	—	—

Total operating expenses	112,683	105,388	38,951	15,948	16,665

Operating income (loss)	15,858	(13,237)	(18,345)	6,984	4,074
Interest and other income (expense), net	(3,270)	(5,955)	(4,310)	(2,423)	(2,710)

Income (loss) from continuing operations before income taxes	12,588	(19,192)	(22,655)	4,561	1,364
Provision for income taxes	3,028	3,443	2,134	1,781	1,007

Income (loss) from continuing operations	$9,560	$(22,635)	$(24,789)	$2,780	$357

Income (loss) from continuing operations available to common stockholders(1):
Basic and diluted(1)	$8,602	$(34,583)	$(24,789)	$2,780	$357

Income (loss) from continuing operations per common share(1):
Basic(1)	$0.55	$(3.48)	$(3.89)	$0.59	$0.11

Diluted(1)	$0.49	$(3.48)	$(3.89)	$0.59	$0.11

	December 31,
	2003	2002	2001	2000	1999
	(restated)	(restated)
Balance Sheet Data:
Cash and cash equivalents	$24,622	$30,668	$52,024	$3,071	$661
Working capital (deficit)	45,600	27,685	19,555	(6,464)	(4,060)
Total assets	539,999	356,495	278,521	74,958	72,210
Total debt	176,181	104,613	78,124	12,830	19,076
Redeemable convertible preferred stock	6,185	9,051	51,894	—	—
Total stockholders' equity	266,080	161,849	89,614	41,812	34,953

(1)
Income (loss) available to common stockholders and basic and diluted income (loss) per share are computed as described in notes 1, 2(k) and 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)
Upon the adoption of Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, we recorded an impairment charge of $12.1 million, or $1.22 per basic and diluted share, and accounted for the charge as a cumulative effect of a change in accounting principle which was subtracted from loss from continuing operations to arrive at net loss. Consequently, net loss available to common stockholders in 2002 was $46.7 million, or $4.70 per basic and diluted share.

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

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(restated)	(restated)
Income (loss) from continuing operations	$9,560	$(22,635)	$(24,789)	$2,780	$357
Add back: Goodwill amortization, net of tax	—	—	398	398	557

Adjusted income (loss) from continuing operations	$9,560	$(22,635)	$(24,391)	$3,178	$914

Adjusted income (loss) from continuing operations available to common stockholders(1):
Basic and diluted	$8,602	$(34,583)	$(24,391)	$3,178	$914

Adjusted income (loss) from continuing operations per common share(1):
Basic	$0.55	$(3.48)	$(3.83)	$0.67	$0.27

Diluted	$0.49	$(3.48)	$(3.83)	$0.67	$0.27

(1)
Income (loss) available to common stockholders and basic and diluted income (loss) per share are computed as described in notes 1, 2(k) and 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

General

        We are a leading global developer, manufacturer and marketer of in vitro diagnostic products for the over-the-counter pregnancy and fertility/ovulation test market and the professional rapid diagnostic test market. Our business is organized into two primary segments, consumer products and professional diagnostics. Through our consumer products segment, we hold a leadership position in the worldwide over-the-counter pregnancy and fertility/ovulation test market. We sell our pregnancy and fertility/ovulation test products in the premium branded sector, the value branded sector and the private label sector. In addition, we manufacture and market a variety of vitamins and nutritional supplements under our brands and those of private label retailers primarily in the U.S. consumer market. Through our professional diagnostics segment, we develop, manufacture and market an extensive array of innovative rapid diagnostic test products and other in vitro diagnostic tests to medical professionals and laboratories for detection of infectious diseases, drugs of abuse and pregnancy. Today, we are a leader in the worldwide professional rapid diagnostic test market. We have grown our consumer products and professional diagnostics segments by leveraging our strong intellectual property portfolio and making selected strategic acquisitions. Our consumer and professional diagnostic products are sold in approximately 90 countries through our direct sales force and an extensive network of independent global distributors. As a result, for the year ended December 31, 2003, approximately 36% of our net product sales were generated outside of the United States. For the year ended December 31, 2003, we had net product sales of $287.0 million.

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

Restatements of 2003 and 2002 Financial Statements

        The amounts indicated below as "as reported" or the consolidated financial statements referred to below as "previously issued" represent the financial results disclosed in our consolidated financial statements included in our Annual Report on Form 10-K/A, Amendment No. 1, filed with the SEC on April 22, 2004.

        We restated our previously issued consolidated financial statements as of and for the years ended December 31, 2003 and 2002 to correct an error in the calculation of the provisions for income taxes and the related deferred tax accounts. We should have reported gross, certain deferred tax liabilities associated with temporary differences related to differing tax and book bases of goodwill and other intangible assets. As a result, we have recorded an additional valuation allowance against the deferred tax assets associated with certain net operating loss carry forwards. The correction of this error resulted in incremental non-cash provisions of income taxes. In addition, we have revised our purchase price allocation in connection with our acquisition of the rapid diagnostics business from Abbott on September 30, 2003 to attribute $5.7 million to customer related intangible assets acquired in the acquisition. We have also recorded and commenced to amortize as of the date of the acquisition $11.3 million of other assets acquired from Abbott, the amortization of which amounted to approximately $51,000 per quarter, that we had originally recognized in our Quarterly Report on Form 10-Q for the period ended September 30, 2004. Goodwill generated in connection with the acquisition of the Abbott business is reduced by these amounts. The impact of this revision of the purchase price allocation is to increase amortization expense by $850,000 in 2003. Consequently, we also restated our previously issued consolidated interim financial information for the quarterly impacts of the error in the calculation of the provisions for income taxes and related deferred tax accounts and revision of our purchase price allocation and the resultant incremental amortization. See "Supplementary Quarterly Financial Information" beginning on page 37 in this report for a comparison of the restated quarterly amounts to previously reported quarterly amounts.

        The following lists the accounts shown in Item 6 "Selected Consolidated Financial Data" of this Annual Report on Form 10-K, that were affected by the restatements discussed above, with comparisons of the restated amounts to previously reported amounts and the effect of such restatements on income (loss) from continuing operations and income (loss) from continuing operations per share. See note 2(q) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a detail comparison of the restated amounts to previously reported amounts.

(in thousands, except per share data)

	2003
	As restated	As reported
Cost of sales	$168,171	$168,120
Sales and marketing	52,504	51,705
Provision for income taxes	3,028	1,169
Income (loss) from continuing operations	9,560	12,269
Income (loss) from continuing operations per common share(1):
Basic	$0.55	$0.72
Diluted	$0.49	$0.64
	2002
	As restated	As reported
Provision for income taxes	$3,443	$2,683
Income (loss) from continuing operations	(22,635)	(21,875)
Income (loss) from continuing operations per common share(1):
Basic	$(3.48)	$(3.40)
Diluted	$(3.48)	$(3.40)

	December 31, 2003
	As restated	As reported
Working capital	$45,600	$45,220
Total assets	539,999	543,468
Total stockholders' equity	266,080	269,549
	December 31, 2002
	As restated	As reported
Total assets	$356,495	$357,255
Total stockholders' equity	161,849	162,609

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

        The increase of $31.3 million in net product sales from our consumer products, which includes our consumer diagnostic products and our vitamins and nutritional supplements, from 2002 to 2003 partially resulted from our acquisition of the IMN business, which contributed $12.6 million of the increase. Our acquisition of Abbott's Fact plus line of consumer diagnostic pregnancy tests contributed $2.3 million of the increase in net product sales from our consumer products. The remaining increase in net product sales from our consumer products resulted from the organic growth in our women's health care business, including the launch of our Clearblue Easy Digital pregnancy test in June 2003. We expect net product sales from our consumer products to increase in 2004, as we continue the launch of our Clearblue Easy Digital pregnancy test and supply of Pfizer's digital and non-digital e.p.t pregnancy tests, the latter of which will begin in June 2004.

        The increase of $55.3 million in net product sales from our professional diagnostic products from 2002 to 2003 primarily resulted from our acquisitions of Ostex, Wampole, ABI and the Abbott TestPack and Signify product lines from Abbott. The addition of the Ostex business in June 2003, the Wampole business in September 2002 and the ABI business in August 2003 contributed $2.0 million, $33.3 million and $7.4 million, respectively, of the increase in net product sales from our professional diagnostic products. The products from the Abbott business contributed $8.9 million of the increase. The remaining increase in net product sales from our professional diagnostic products resulted from organic growth.

        Net Product Sales by Geographic Location.    Net product sales by geographic location for 2003 and 2002 are as follows:

	2003	2002	% Increase
(in thousands)	(restated)
United States	$182,580	$106,821	71%
Europe	69,594	67,863	3%
Other	34,810	25,715	35%

Total net product sales	$286,984	$200,399	43%

        The increase of $75.8 million in net product sales in the United States from 2002 to 2003 primarily resulted from our acquisitions of the IMN and Wampole businesses, the products of which are primarily sold in the United States, as discussed above in the comparison of net product sales by business segments. Our acquisition of the Signify product line from Abbott, which is primarily sold in the United States, contributed $4.7 million of the increase in net product sales in the United States. The remaining increase in net product sales in the United States resulted from the organic growth of our business, including the launch of our Clearblue Easy Digital pregnancy test. The increase in net product sales in regions other than United States and Europe from 2002 to 2003 resulted partially from our acquisitions of the Abbott Testpack, Abbott Testpack plus and Fact plus product lines, Ostex and ABI, which in the aggregate contributed $4.6 million of the $9.1 million increase. In addition, IMN and Wampole recorded higher sales in Canada by $1.6 million due to these businesses being included in our results for the full year in 2003 versus partial year in 2002 since their respective acquisition dates. The remaining increase in regions other than United States and Europe resulted from organic growth of our business.

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

        Gross Profit from Net Product Sales by Business Segment.    Gross profit from net product sales by business segment for 2003 and 2002 are as follows:

	2003	2002	% Increase
(in thousands)	(restated)
Consumer products	$85,487	$72,961	17%
Professional diagnostic products	36,586	15,688	133%

Total gross profit from net product sales	$122,073	$88,649	38%

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

        Sales and Marketing Expense.    Sales and marketing expense increased by $13.0 million, or 33%, to $52.5 million in 2003 from $39.5 million in 2002. Of the increase in sales and marketing expense from 2002 to 2003, $4.9 million resulted from Wampole's results being included for the full year in 2003 compared to only three months in 2002. Similarly, the acquisitions of Ostex, ABI and the Abbott business contributed $1.7 million of the increase in sales and marketing expense, of which $0.8 million represented amortization of the customer related intangible assets acquired as part of the Abbott business. In addition, sales and marketing expense increased due to our organic growth, primarily the launch of our Clearblue Easy Digital pregnancy test.

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

        Provision for Income Taxes.    Provision for income taxes decreased by $415,000, or 10%, to $3.0 million in 2003 from $3.4 million in 2002. The effective tax rate was 24% in 2003 compared to 18% in 2002. The increase in the effective tax rate from 2002 to 2003 related to the recognition of certain deferred tax liabilities. The deferred tax liabilities relate to the U.S. goodwill and other indefinite-lived intangible assets acquired in the purchases of Wampole and the Abbott business. Of the 2003 provision for income taxes, $1.8 million related to the U.S. goodwill and other indefinite-lived intangible assets and $860,000 related to the Unipath business. The remaining businesses recorded state or local tax provisions totaling $340,000.

        Income (Loss) from Continuing Operations.    We generated income from continuing operations in 2003 of $9.6 million while in 2002 we incurred a loss from continuing operations of $22.6 million. After taking into account charges for dividends, redemption premium and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had income from continuing operations available to common stockholders of $8.6 million, or $0.55 and $0.49 per basic and diluted common share, respectively, in 2003 and a loss from continuing operations available to common stockholders of $34.6 million, or $3.48 per basic and diluted common share, in 2002. The addition of Wampole in September 2002 and the rapid diagnostic product lines from Abbott in September 2003 contributed an incremental income of $2.0 million and $2.9 million, respectively, in 2003 compared to 2002. The remaining income in 2003 and the significant losses in 2002 resulted predominantly from various non-cash, nonrecurring and/or infrequent gains and charges recorded in the respective years as described above and in the following section titled "Year Ended December 31, 2002 Compared to Year Ended December 31, 2001." See note 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the calculation of income (loss) from continuing operations per share.

        Cumulative Effect of a Change in Accounting Principle.    On January 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires annual impairment tests to be performed on all reporting units, as defined in the statement, with carrying values for goodwill. Based on the results of an appraisal of the nutritional supplements business that we acquired in 1997, we recorded an impairment charge of $12.1 million to write-off the carrying value of the goodwill related to that business on January 1, 2002. This impairment charge was recorded as a cumulative effect of a change in accounting principle. There were no charges due to a change in accounting principle during 2003.

        Net Income (Loss).    We generated net income in 2003 of $9.6 million while in 2002 we incurred a net loss of $34.8 million. After taking into account charges for dividends, redemption premium and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had net income available to common stockholders of $8.6 million, or $0.55 and $0.49 per basic and diluted common share, respectively, in 2003 and a net loss available to common stockholders of $46.7 million, or $4.70 per basic and diluted common share, in 2002. The addition of Wampole in September 2002 and the rapid diagnostic product lines from Abbott in September 2003 contributed incremental income of $2.0 million and $2.9 million, respectively, in 2003 compared to 2002. The remaining income in 2003 and the significant losses in 2002 resulted predominantly from various non-cash, nonrecurring and/or infrequent gains and charges as described above and in the following section titled "Year Ended December 31, 2002 Compared to Year Ended December 31, 2001." See note 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the calculation of income (loss) per share.

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

The remaining stock-based compensation expense in both 2002 and 2001 primarily represents the fair value of options and warrants to acquire our company's common stock that were issued to non- employees.

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

        Provision for Income Taxes.    Provision for income taxes increased by $1.3 million, or 62%, to $3.4 million in 2002 from $2.1 million in 2001. Of the 2002 provision for income taxes, $2.4 million related to the Unipath business and $760,000 million related to the U.S. goodwill and other indefinite-lived intangible assets acquired in the purchases of the Unipath and Wampole businesses. The remaining businesses recorded local tax provisions totaling $309,000 in 2002 because of the availability of net operating losses, or NOLs, and NOL carryforwards. Included in the 2001 provision for income taxes was a charge of $1.3 million to write-off certain deferred tax assets which we did not believe would provide us with future tax benefits as a result of the split-off from IMT in November 2001. See note 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

        Income (Loss) from Continuing Operations.    In 2002, we generated a loss from continuing operations of $22.6 million. After taking into account charges for dividends, redemption premium and amortization of discounts in the form of a beneficial conversion feature with respect to our Series A redeemable convertible preferred stock, we had a loss from continuing operations available to common stockholders of $34.6 million, or $3.48 per basic and diluted share, in 2002. In 2001, we generated a loss from continuing operations of $24.8 million, or $3.89 per basic and diluted share. The losses in 2002 and 2001 resulted from various factors as described above.

        Cumulative Effect of a Change in Accounting Principle.    On January 1, 2002, we adopted Statement of Financial Accounting Standard, or SFAS, No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires annual impairment tests to be performed on all reporting units, as defined in the statement, with values recorded for goodwill. Based on the results of an appraisal of the nutritional supplements business that we acquired in 1997, we recorded an impairment charge of $12.1 million to write-off the carrying value of the goodwill related to that business on January 1, 2002. This impairment charge was recorded as a cumulative effect of a change in accounting principle. See note 5 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. There were no charges due to a change in accounting principle in 2001.

        Net Income (Loss).    We generated a net loss of $34.8 million in 2002. After taking into account charges for dividends, redemption premium and amortization of discounts in the form of a beneficial conversion feature with respect to our Series A redeemable convertible preferred stock, we had a net loss available to common stockholders of $46.7 million, or $4.70 per basic and diluted share, in 2002. The net loss in 2002 resulted from various factors as described above. In 2001, we generated a net loss of $24.7 million, or $3.88 per basic and diluted share. In 2001, there were no dividends or discounts that would have reduced net loss available to common stockholders. See notes 1, 2(k) and 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the calculation of earnings per share.

Supplementary Quarterly Financial Information

        The amounts indicated below as "as reported" or the consolidated financial statements referred to below as "previously issued" represent the financial results disclosed in our consolidated financial statements included in our Annual Report on Form 10-K/A, Amendment No. 1, filed with the SEC on April 22, 2004.

        As discussed on page 25 of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 2(q) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we restated our previously issued consolidated financial statements as of and for the years ended December 31, 2003 and 2002 to correct an error in the calculation of the provisions for income taxes and the related tax accounts, which resulted in incremental non-cash provisions for income taxes because we should have reported gross, certain deferred tax liabilities associated with temporary differences related to differing tax and book bases of goodwill and other intangible assets. As a result, we have recorded an additional valuation allowance against the deferred tax assets associated with certain net operating loss carryforwards. As also discussed in those sections of this Annual Report on Form 10-K, we have revised our purchase price allocation in connection with our acquisition of the rapid diagnostics business from Abbott on September 30, 2003 to attribute value to additional intangible assets identified, which resulted in incremental amortization expense for the year ended December 31, 2003.

        The restatements discussed above affected all quarters of 2003 and 2002. The following presents selected quarterly financial data for each of the quarters in the years ended December 31, 2003 and 2002 with comparisons of restated amounts to previously reported amounts, where applicable.

(in thousands, except per share data)

	2003
	First Quarter		Second Quarter(2)		Third Quarter(3)		Fourth Quarter(4)
	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported
Net revenue	$65,102	$65,102	$65,717	$65,717	$72,393	$72,393	$93,500	$93,500
Gross profit	29,830	29,830	28,674	28,674	31,491	31,491	38,546	38,597
Income (loss) before accounting change	1,912	2,293	5,221	5,602	1,281	1,662	1,146	2,712
Net income (loss)	1,912	2,293	5,221	5,602	1,281	1,662	1,146	2,712
Income (loss) before accounting change available to common stockholders(1):
Basic	1,739	2,120	5,080	5,461	1,138	1,519	645	2,212
Diluted	1,739	2,164	5,229	5,610	1,138	1,519	645	2,212
Income (loss) per common share before accounting change(1):
Basic	$0.13	$0.15	$0.36	$0.39	$0.07	$0.09	$0.03	$0.12
Diluted	$0.11	$0.14	$0.31	$0.34	$0.06	$0.08	$0.03	$0.11
	2002
	First Quarter(5)		Second Quarter(6)		Third Quarter		Fourth Quarter(7)
	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported
Net revenue	$36,025	$36,025	$51,735	$51,735	$53,522	$53,522	$65,522	$65,522
Gross profit	18,275	18,275	20,923	20,923	23,317	23,317	29,636	29,636
Income (loss) before accounting change	(19,972)	(19,854)	(2,491)	(2,374)	549	666	(721)	(313)
Net income (loss)	(32,120)	(32,002)	(2,491)	(2,374)	549	666	(721)	(313)
Income (loss) before accounting change available to common stockholders(1):
Basic	(21,501)	(21,383)	(4,764)	(4,647)	(7,317)	(7,200)	(1,001)	(593)
Diluted	(21,501)	(21,383)	(4,764)	(4,647)	(7,317)	(7,200)	(1,001)	(593)
Income (loss) per common share before accounting change(1):
Basic	$(3.04)	$(3.02)	$(0.56)	$(0.55)	$(0.71)	$(0.70)	$(0.07)	$(0.04)
Diluted	$(3.04)	$(3.02)	$(0.56)	$(0.55)	$(0.71)	$(0.70)	$(0.07)	$(0.04)

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

Changes in Cash Position

        As of December 31, 2003, we had cash and cash equivalents of $24.6 million, a $6.0 million decrease, or 20%, from December 31, 2002. We have historically funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities, as well as contributions from our former parent prior to the split-off and merger transaction with Johnson & Johnson in November 2001. During 2003, we generated cash of $9.8 million from operating activities, which resulted from net income, adjusted for non-cash items, of $28.3 million, offset by a net working capital increase, excluding change in the cash balance, of $18.5 million. Of this net working capital increase, $9.6 million represented an increase in our accounts receivable balance, which primarily resulted from the incremental product sales of the ABI and Abbott businesses subsequent to their acquisitions by our company in August and September 2003, respectively. Despite the significant increase in the accounts receivable balance from December 31, 2002 to December 31, 2003, the respective accounts receivable reserve balances remained constant and we deemed such balance at December 31, 2003 to be adequate based on the composition of the accounts receivable balance. Our non-equity financing activities, primarily borrowings under our senior credit facility, net of scheduled principal repayments and financing fees, provided us with cash of $66.0 million during 2003. In addition, we received $4.0 million in proceeds from the exercises of common stock options and warrants during 2003.

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

        The majority of our revenues are derived from product sales. We do not enter into arrangements with multiple element deliverables. We recognize revenue upon title transfer of the products to third-party customers, less a reserve for estimated product returns and allowances. Determination of the reserve for estimated product returns and allowances is based on our management's analyses and judgments regarding certain conditions, as discussed below in the critical accounting policy "Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts." Should future changes in conditions prove management's conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be adversely affected.

        In connection with the acquisition of the rapid diagnostics business from Abbott in September 2003, we entered into a transition services agreement with Abbott, whereby Abbott would continue to distribute the acquired products sold under the TestPack brand for a period of up to 18 months. During the transition period, we recognize revenue on sales of the TestPack products when title transfers from Abbott to third-party customers.

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

Valuation of Goodwill and Other Long-Lived and Intangible Assets

        Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of December 31, 2003, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $57.8 million, $216.7 million and $117.3 million, respectively.

        Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions of intellectual property. The values we record for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require us to provide significant estimates and assumptions which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from product sales, customer related intangible assets and acquired developed technologies and patents, (ii) expected costs to complete any in-process research and development projects and commercialize viable products and estimated cash flows from sales of such products, (iii) the acquired companies' brand awareness and market position, (iv) assumptions about the period of time over which we will continue to use the acquired brand, and (v) discount rates. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets, as discussed below, may indicate impairment which will require us to record an impairment charge in the period in which we identify the impairment.

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

  Valuation of Goodwill

        We have goodwill balances related to our consumer diagnostics and professional diagnostics reporting units, which amounted to $86.7 million and $130.0 million, respectively, as of December 31, 2003. As of December 31, 2003, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired. Because future cash flows and operating results used in the impairment review are based on management's projections and assumptions, future events can cause such projections to differ from those used at December 31, 2003, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our review as of December 31, 2003, that would require us to reassess whether the carrying values of our goodwill have been impaired.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $69.4 million as of December 31, 2003 due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our U.S. businesses and certain foreign net operating losses and tax credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.

Legal Contingencies

        Because of the nature of our business, we may from time to time be subject to consumer product claims or various other lawsuits arising in the ordinary course of our business, and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other commercial claims. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can result in counterclaims against us. We are currently involved in certain legal proceedings, as discussed in "Item 3. Legal Proceedings" in this Annual Report on Form 10-K. We do not accrue for potential losses on legal proceedings where our company is the defendant when we are not able to reasonably estimate our potential liability, if any, due to uncertainty as to the nature, extent and validity of the claims against us, uncertainty as to the nature and extent of the damages or other relief sought by the plaintiff and the complexity of the issues involved. Our potential liability, if any, in a particular case may become reasonably estimable and probable as the case progresses, in which case we will begin accruing for the expected loss.

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

Certain Factors Affecting Future Results

        There are various risks, including those described below, which may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2 and 64 of this report.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The disclosure called for by paragraph (a) of Item 304 of Regulation S-K has been previously reported in (i) our Current Report on Form 8-K, dated and filed June 28, 2002, relating to our dismissal of Arthur Andersen LLP and our engagement of Ernst & Young LLP as our independent auditors, and (ii) our Current Report on Form 8-K, dated April 11, 2003 and initially filed on April 18, 2003, as amended on May 29, 2003, relating to the resignation of Ernst & Young LLP and our engagement of BDO Seidman, LLP as our independent registered public accounting firm.

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

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  1. Financial Statements.

        The financial statements listed below have been filed as part of this report on the pages indicated:

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Public Accountants	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2003 (restated), 2002 (restated) and 2001	F-5
Consolidated Balance Sheets as of December 31, 2003 (restated) and 2002 (restated)	F-6
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2003 (restated), 2002 (restated) and 2001	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 (restated), 2002 (restated) and 2001	F-10
Notes to Consolidated Financial Statements (restated)	F-13

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
*10.43	Commercial Lease, dated August 1, 1998, by and between The Chang Family Trust and Applied Biotech, Inc.
*10.44	Amendment to Commercial Lease, dated April , 2003, by and between The Chang Family Trust and Applied Biotech, Inc.
*10.45	Manufacturing, Packaging and Supply Agreement, dated as of June 6, 2003, among Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Unipath, Ltd. and Warner-Lambert Company LLC+

*10.46	First Amendment to Subordinated Promissory Notes, dated as of November 14, 2003
*10.47	First Amendment to Convertible Subordinated Promissory Notes, dated as of January 15, 2004
*14.1	Inverness Medical Innovations Business Conduct Guidelines
*21.1	List of Subsidiaries of the Company as of March 15, 2004
**23.1	Consent of BDO Seidman, LLP
**31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

INVERNESS MEDICAL INNOVATIONS, INC.
Date: February 11, 2005	By:	/s/ RON ZWANZIGER Ron Zwanziger Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON ZWANZIGER Ron Zwanziger	Chief Executive Officer, President and Director (Principal Executive Officer)	February 11, 2005
/s/ CHRISTOPHER J. LINDOP Christopher J. Lindop	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 11, 2005
/s/ ERNEST A. CARABILLO, JR. Ernest A. Carabillo, Jr.	Director	February 11, 2005
/s/ CAROL R. GOLDBERG Carol R. Goldberg	Director	February 11, 2005
/s/ ROBERT P. KHEDERIAN Robert P. Khederian	Director	February 11, 2005
/s/ JOHN F. LEVY John F. Levy	Director	February 11, 2005
/s/ JERRY MCALEER Jerry McAleer	Director	February 11, 2005
/s/ JOHN A. QUELCH John A. Quelch	Director	February 11, 2005
/s/ DAVID SCOTT David Scott	Director	February 11, 2005
/s/ PETER TOWNSEND Peter Townsend	Director	February 11, 2005
/s/ ALFRED M. ZEIEN Alfred M. Zeien	Director	February 11, 2005

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Public Accountants	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2003 (restated), 2002 (restated) and 2001	F-5
Consolidated Balance Sheets as of December 31, 2003 (restated) and 2002 (restated)	F-6
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2003 (restated), 2002 (restated) and 2001	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003 (restated), 2002 (restated) and 2001	F-10
Notes to Consolidated Financial Statements (restated)	F-13

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Inverness Medical Innovations, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Inverness Medical Innovations, Inc. and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations and whose report dated March 28, 2002 expressed an unqualified opinion on those statements before the reclassifications and adjustments described below.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

        As discussed in Note 2(q) of the consolidated financial statements, the Company has restated its financial statements as of and for the years ended December 31, 2003 and 2002 to reverse a foreign currency gain recorded in 2002, to record certain deferred tax liabilities associated with temporary differences related to differing book and tax bases of goodwill and other intangible assets in 2002 and 2003, and to record adjustments related to sales incentive allowances in 2003.

        As discussed above, the financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. In 2002, the Company adopted the accounting required pursuant to Emerging Issues Task Force ("EITF") Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, Statement of Financial Accounting Standards ("SFAS") No. 145, Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections, and SFAS No. 142, Goodwill and Other Intangible Assets. The 2001 consolidated financial statements have been adjusted (i) to reclassify certain amounts between net product sales and sales and marketing expenses in the statement of operations, as required by EITF Issue No. 01-09, and (ii) to reclassify certain amounts between extraordinary loss on the early extinguishment of debt and other income (expense), net, as required by SFAS No. 145. Note 5 of the consolidated financial statements discloses the effect of adjusting the statement of operations to exclude goodwill amortization for 2001, as required by SFAS No. 142.

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

BDO Seidman, LLP

Boston, Massachusetts
February 17, 2004 (except for the restatements
discussed in Note 2(q), as to which the dates are
April 19, 2004 and February 10, 2005, the effect of which has been reflected throughout the financial statements and notes thereto)

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

ARTHUR ANDERSEN LLP
Boston, Massachusetts March 28, 2002

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	2003	2002	2001
	(restated)	(restated)
Net product sales	$286,984	$200,399	$47,268
License revenue	9,728	6,405	—

Net Revenue	296,712	206,804	47,268
Cost of sales	168,171	114,653	26,662

Gross profit	128,541	92,151	20,606

Operating expenses:
Purchased in-process research and development (Note 4(f))	—	—	6,980
Research and development	24,280	14,471	1,810
Sales and marketing	52,504	39,544	8,018
General and administrative	35,452	28,066	11,702
Charge related to asset impairment (Note 5)	—	12,682	—
Stock-based compensation (1) (Notes 1 and 12(c))	447	10,625	10,441

Total operating expenses	112,683	105,388	38,951

Operating income (loss)	15,858	(13,237)	(18,345)
Interest expense, including amortization of discounts (Note 6)	(9,711)	(15,069)	(2,294)
Other income (expense), net	6,441	9,114	(2,016)

Income (loss) from continuing operations before income taxes	12,588	(19,192)	(22,655)
Provision for income taxes	3,028	3,443	2,134

Income (loss) from continuing operations	9,560	(22,635)	(24,789)
Income from discontinued operations, net of taxes (Note 16(d))	—	—	58

Income (loss) before cumulative effect of a change in accounting principle	9,560	(22,635)	(24,731)
Cumulative effect of a change in accounting principle (Note 5)	—	(12,148)	—

Net income (loss)	$9,560	$(34,783)	$(24,731)

Income (loss) available to common stockholders—basic (Note 11):
Income (loss) from continuing operations	$8,602	$(34,583)	$(24,789)

Net income (loss)	$8,602	$(46,731)	$(24,731)

Income (loss) available to common stockholders—diluted (Note 11):
Income (loss) from continuing operations	$8,602	$(34,583)	$(24,789)

Net income (loss)	$8,602	$(46,731)	$(24,731)

Income (loss) per common share—basic (Notes 2(k) and 11):
Income (loss) from continuing operations	$0.55	$(3.48)	$(3.89)

Net income (loss)	$0.55	$(4.70)	$(3.88)

Income (loss) per common share—diluted (Notes 2(k) and 11):
Income (loss) from continuing operations	$0.49	$(3.48)	$(3.89)

Net income (loss)	$0.49	$(4.70)	$(3.88)

Weighted average shares—basic	15,711	9,940	6,368

Weighted average shares—diluted	17,490	9,940	6,368

(1) Stock-based compensation expense by statement of operations classifications is as follows:
Research and development	$87	$37	$9,346
Sales and marketing	—	26	—
General and administrative	360	10,562	1,095

Total stock-based compensation	$447	$10,625	$10,441

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2003	2002
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$24,622	$30,668
Accounts receivable, net of allowances of $7,492 and $7,538 at December 31, 2003 and 2002, respectively	55,418	36,904
Inventories	47,423	37,043
Deferred tax assets	1,178	2,137
Prepaid expenses and other current assets	10,599	6,456

Total current assets	139,240	113,208

Property, plant and equipment, net	57,773	46,029
Goodwill	216,733	108,915
Trademarks and trade names with indefinite lives	46,719	31,719
Core technology and patents, net	37,942	25,805
Other intangible assets, net	32,679	22,374
Deferred financing costs, net, and other non-current assets	7,457	4,908
Deferred tax assets	1,456	3,537

Total assets	$539,999	$356,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$14,055	$17,200
Current portion of capital lease obligations	457	642
Accounts payable	38,006	29,229
Accrued expenses and other current liabilities	41,122	38,452

Total current liabilities	93,640	85,523

Long-term liabilities:
Long-term debt	159,838	84,533
Capital lease obligations	1,831	2,238
Deferred tax liabilities	9,118	9,365
Other long-term liabilities	3,307	3,936

Total long-term liabilities	174,094	100,072

Commitments and contingencies (Notes 8 and 10)
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,667 shares
Issued—2,527 shares at December 31, 2003 and 2002
Outstanding—208 and 323 shares at December 31, 2003 and 2002, respectively	6,185	9,051

Stockholders' equity:
Preferred stock, $0.001 par value: Authorized—2,333 shares, none issued	—	—
Common stock, $0.001 par value: Authorized—50,000 shares Issued and outstanding—19,640 and 14,907 shares at December 31, 2003 and 2002, respectively	20	15
Additional paid-in capital	341,703	251,457
Notes receivable from stockholders	(14,691)	(14,691)
Deferred compensation	—	(48)
Accumulated deficit	(72,765)	(81,368)
Accumulated other comprehensive income	11,813	6,484

Total stockholders' equity	266,080	161,849

Total liabilities and stockholders' equity	$539,999	$356,495

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
(in thousands, except per share amounts)

	Common Stock
				Notes Receivable from Stockholders			Accumulated Other Comprehensive Income
	Number of Shares	$0.001 Par Value	Additional Paid-in Capital		Deferred Compensation	Accumulated Deficit		Total Stockholders Equity	Comprehensive Income (Loss)
						(restated)	(restated)	(restated)	(restated)
BALANCE, DECEMBER 31, 2001	8,682	$9	$147,411	$(14,691)	$(10,145)	$(34,637)	$1,667	$89,614
Issuance of common stock, net of issuance costs of $2,521	1,600	2	34,277	—	—	—	—	34,279	$—
Exercise of common stock options and warrants	217	—	1,043	—	—	—	—	1,043	—
Conversion of series A redeemable convertible preferred stock to common stock	4,408	4	67,877	—	—	(8,811)	—	59,070	—
Excess of redemption value related to issuance of series A redeemable convertible preferred stock, net of issuance costs of $183 (Note 12(b))	—	—	4,610	—	—	—	—	4,610	—
Beneficial conversion feature on issuance of series A redeemable convertible preferred stock (Note 12(b))	—	—	2,867	—	—	—	—	2,867	—
Dividends related to series A redeemable convertible preferred stock (Note 12(b))	—	—	—	—	—	(326)	—	(326)	—
Redemption interest and amortization of beneficial conversion feature related to series A redeemable convertible preferred stock (Note 12(b))	—	—	—	—	—	(2,811)	—	(2,811)	—
Beneficial conversion feature related to early extinguishment of convertible debt (Note 6(g))	—	—	(9,600)	—	—	—	—	(9,600)	—
Warrants issued with subordinated debt (Note 6(b))	—	—	1,502	—	—	—	—	1,502	—
Fair value of assumed and issued fully-vested stock options related to acquisition of IVC Industries, Inc. (Note 4(e))	—	—	1,299	—	—	—	—	1,299	—
Stock-based compensation related to grants of common stock options and warrants to non-employees	—	—	477	—	—	—	—	477	—
Deferred compensation related to grants of common stock options to non-employees	—	—	51	—	(51)	—	—	—	—
Amortization of deferred compensation (Note 12(c))	—	—	—	—	10,148	—	—	10,148	—
Changes in net parent company investment	—	—	(357)	—	—	—	—	(357)	—
Changes in cumulative translation adjustment	—	—	—	—	—	—	4,817	4,817	4,817
Net loss	—	—	—	—	—	(34,783)	—	(34,783)	(34,783)

Total comprehensive loss									$(29,966)

BALANCE, DECEMBER 31, 2002	14,907	$15	$251,457	$(14,691)	$(48)	$(81,368)	$6,484	$161,849

        The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)
(in thousands, except per share amounts)

	Common Stock
				Notes Receivable from Stockholders			Accumulated Other Comprehensive Income
	Number of Shares	$0.001 Par Value	Additional Paid-in Capital		Deferred Compensation	Accumulated Deficit		Total Stockholders Equity	Comprehensive Income (Loss)
						(restated)	(restated)	(restated)	(restated)
BALANCE, DECEMBER 31, 2002	14,907	$15	$251,457	$(14,691)	$(48)	$(81,368)	$6,484	$161,849
Issuance of common stock in connection with acquisitions and purchase of intellectual property, net of issuance costs of $50	4,068	4	80,220	—	—	—	—	80,224	$—
Exercise of common stock options and warrants	435	1	4,051	—	—	—	—	4,052	—
Conversion of series A redeemable convertible preferred stock to common stock (Note 12(b))	230	—	3,824	—	—	(362)	—	3,462	—
Dividends related to series A redeemable convertible preferred stock (Note 12(b))	—	—	—	—	—	(33)	—	(33)	—
Redemption interest and amortization of beneficial conversion feature related to series A redeemable convertible preferred stock (Note 12(b))	—	—	—	—	—	(562)	—	(562)	—
Fair value of assumed and fully-vested stock options and warrants related to acquisition of Ostex International, Inc. (Note 4(c))	—	—	1,752	—	—	—	—	1,752	—
Stock-based compensation related to grants of common stock options	—	—	399	—	—	—	—	399	—
Amortization of deferred compensation	—	—	—	—	48	—	—	48	—
Other	—	—	—	—	—	—	136	136	136
Pension liability adjustment (Note 8(b))	—	—	—	—	—	—	(434)	(434)	(434)
Changes in cumulative translation adjustment	—	—	—	—	—	—	5,627	5,627	5,627
Net income	—	—	—	—	—	9,560	—	9,560	9,560

Total comprehensive income									$14,889

BALANCE, DECEMBER 31, 2003	19,640	$20	$341,703	$(14,691)	$—	$(72,765)	$11,813	$266,080

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2003	2002	2001
	(restated)	(restated)
Cash Flows from Operating Activities:
Net income (loss)	$9,560	$(34,783)	$(24,731)
Income from discontinued operations	—	—	(58)

Net income (loss), excluding discontinued operations	9,560	(34,783)	(24,789)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest expense related to amortization of noncash original issue discount, noncash beneficial conversion feature and deferred financing costs	1,565	7,499	839
Noncash (income) expense related to interest rate swap agreement	(528)	1,223	—
Noncash stock-based compensation expense	447	10,625	10,441
Charge for in-process research and development	—	—	6,980
Noncash beneficial conversion feature related to early extinguishment of convertible debt	—	(9,600)	—
Noncash charge related to asset impairment and cumulative effect of a change in accounting principle	—	24,830	—
Depreciation and amortization	16,435	10,308	3,241
Deferred income taxes	812	786	419
Other noncash items	—	354	546
Capital contribution from Inverness Medical Technology, Inc. related to income taxes for Inverness Medical, Inc.	—	—	987
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(9,592)	1,227	1,756
Inventory	(2,054)	(2,090)	(223)
Prepaid expenses and other current assets	(4,102)	468	(1,817)
Accounts payable	6,715	8,847	(736)
Accrued expenses and other current liabilities	(9,457)	(10,558)	15,095
Due to Inverness Medical Technology, Inc. and affiliates	—	—	2,649

Net cash provided by continuing operations	9,801	9,136	15,388

Net cash used in discontinued operations	—	—	(1,170)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(11,135)	(6,077)	(3,594)
Proceeds from sale of property, plant and equipment	152	1,545	141
Cash paid for purchase of assets from Abbott Laboratories	(55,947)	—	—
Cash paid for purchase of Applied Biotech, Inc., net of cash acquired	(14,042)	—	—
Cash paid for purchase of Ostex International, Inc., net of cash acquired	(1,903)	—	—
Cash paid for purchase of the Wampole Division of MedPointe Inc.	(1,460)	(70,608)	—
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(535)	(7,112)	—
Cash paid for purchase of Unipath business, net of cash acquired	(649)	(2,832)	(146,154)
Cash paid for purchase of other businesses and intellectual property	(4,007)	—	—
Loan to Ostex International, Inc.	—	(1,000)	—
Decrease (increase) in other assets	396	(560)	129

Net cash used in investing activities	(89,130)	(86,644)	(149,478)

Cash Flows from Financing Activities:
Cash paid for financing costs	(4,533)	(3,975)	(2,196)
Proceeds from issuance of common stock, net of issuance costs	4,003	35,322	568
Proceeds from issuance of preferred stock, net of issuance costs	—	20,567	59,798
Net proceeds received under revolving line of credit	19,331	2,649	—
Proceeds from borrowings under notes payable	57,621	84,421	82,552
Repayments of notes payable	(5,785)	(82,240)	(4,307)
Principal payments of capital lease obligations	(651)	(494)	—
Contribution from Inverness Medical Technology, Inc.	—	—	47,659

Net cash provided by financing activities	69,986	56,250	184,074

Foreign exchange effect on cash and cash equivalents	3,297	(98)	138

Net (decrease) increase in cash and cash equivalents	(6,046)	(21,356)	48,952
Cash and cash equivalents, beginning of year	30,668	52,024	3,072

Cash and cash equivalents, end of year	$24,622	$30,668	$52,024

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	2003	2002	2001
	(restated)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$9,091	$4,519	$895

Taxes paid	$1,447	$2,728	$45

Supplemental Disclosure of Noncash Activities:
Net assets of discontinued operations (Note 16(d))	$—	$—	$(19,400)

Long-term debt discharged as part of split-off from Inverness Medical Technology, Inc. (Note 1)	$—	$—	$8,084

Forgiveness of amounts due to Inverness Medical Technology, Inc. and affiliates, net (Note 16(b))	$—	$—	$10,369

On September 30, 2003, the Company acquired certain assets from Abbott Laboratories (Note 4 (a))—
Inventory	$380	$—	$—
Property, plant and equipment	1,310	—	—
Intangible assets	93,297	—	—
Accrued acquisition costs	(1,540)	—	—
Cash paid for purchase of certain assets from Abbott Laboratories	(55,947)	—	—

Fair value of common stock issued	$37,500	$—	$—

On August 27, 2003, the Company acquired Applied Biotech, Inc. (Note 4 (b))—
Accounts receivable	$6,368	$—	$—
Inventory	6,056	—	—
Property, plant and equipment	5,352	—	—
Intangible assets	15,615	—	—
Other assets	117	—	—
Accounts payable and accrued expenses	(4,669)	—	—
Accrued acquisition costs	(530)	—	—
Cash paid for purchase of Applied Biotech, Inc., net of cash acquired	(14,042)	—	—

Fair value of common stock issued	$14,267	$—	$—

On June 30, 2003, the Company acquired Ostex International, Inc. (Note 4(c)) —
Accounts receivable	$1,264	$—	$—
Inventory	506	—	—
Property, plant and equipment	629	—	—
Intangible assets	31,468	—	—
Other assets	177	—	—
Accounts payable and accrued expenses	(1,891)	—	—
Long-term debt	(2,875)	—	—
Accrued acquisition costs	(2,086)	—	—
Cash paid for purchase of Ostex International, Inc., net of cash acquired	(1,903)	—	—

	$25,289	$—	$—

Fair value of common stock issued	$23,537	$—	$—
Fair value of assumed and issued fully-vested stock options and warrants	1,752	—	—

Total fair value of equity instruments issued	$25,289	$—	$—

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

        Since the consummation of the split-off and merger described above, the Company has completed a number of acquisitions. During 2003, the Company acquired a business from Abbott Laboratories ("Abbott") on September 30, 2003 (the "Abbott business"), Applied Biotech, Inc. and subsidiary ("ABI") from Apogent Technologies Inc. on August 27, 2003 and Ostex International, Inc. ("Ostex") on June 30, 2003 (Note 4). The assets acquired from Abbott relate to consumer diagnostic pregnancy tests and various professional rapid diagnostic product lines, as well as certain transferred and licensed intellectual property related to these products. ABI is a developer, manufacturer and distributor of consumer diagnostic and professional diagnostic products in the areas of women's health, infectious disease and drugs of abuse testing. Ostex develops and commercializes osteoporosis diagnostics products and holds intellectual property rights in the field of osteoporosis diagnostics. In addition, the Company acquired a small research and development facility, Scandinavian Micro Biodevices A/S ("SMB"), on November 18, 2003.

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

  (d)    Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or market and made up of raw material, work-in-process and finished goods. The costs elements of work-in-process and finished goods inventory consist of raw materials, direct labor and manufacturing overhead. Where finished goods inventory are purchased from third-party manufacturers, the costs of such finished goods inventory represent the costs to acquire such inventory.

  (e)    Depreciation and Amortization

        The Company records property, plant and equipment at historical cost or, in the case of a business combination, at fair value on the date of the business combination. Depreciation and amortization are computed using the straight-line method based on the following estimated useful lives of the related assets: machinery, laboratory equipment and tooling (1-16 years), buildings (20-39 years), leasehold improvements (lesser of remaining term of lease or estimated useful life of asset), computer software and equipment (3-6 years) and furniture and fixtures (3-10 years). Depreciation and amortization expense related to property, plant and equipment amounted to $10,116, $6,364 and $1,864 in 2003, 2002 and 2001, respectively.

  (f)    Goodwill and Other Intangible Assets

        The following is a summary of goodwill and other intangible assets as of December 31, 2003:

	Gross Carrying Amount	Accumulated Amortization	Useful Life
Amortized intangible assets:
Core technology and patents	$44,458	$6,516	1-18 years
Other intangible assets—
Supplier relationships	11,020	1,410	10 years
Trademarks and trade name	9,978	4,600	5-25 years
License agreements	8,903	2,585	7 years
Customer relationships	8,831	880	1.5-15 years
Other	3,500	78	15 years

	$86,690	$16,069

Intangible assets with indefinite lives:
Goodwill	$216,733
Trademarks and trade names	46,719

	$263,452

        The Company amortizes intangible assets with finite lives using primarily the straight-line method over the above estimated useful lives of the respective intangible asset. The Company believes that the straight-line method is appropriate, as it approximates the pattern in which economic benefits are consumed. Amortization expense of intangible assets, which amounted to $6,319, $3,944 and $1,377 in 2003, 2002 and 2001, respectively, is included in cost of sales, research and development and sales and marketing in the accompanying consolidated statements of operations. The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years as of December 31, 2003:

2004	$9,835
2005	7,621
2006	6,880
2007	6,818
2008	6,532

        The Company has historically amortized goodwill that was generated from acquisitions prior to June 30, 2001 over the estimated useful life of such goodwill. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Asset, and accordingly, no longer amortizes goodwill and other intangible assets with indefinite lives that were acquired prior to June 30, 2001 (Note 5). For goodwill acquired subsequent to June 30, 2001, the provisions of SFAS No. 142 were effective immediately. Also under SFAS No. 142, the Company performs annual impairment tests of the carrying value of its goodwill by reporting unit. During 2002, the Company recorded a goodwill impairment charge of $12,148 as a result of an appraisal of its nutritional supplement reporting unit (Note 5). Based on an impairment review on December 31, 2003, the Company does not believe that goodwill related to its consumer products and professional diagnostic products business segments was impaired. The values assigned to the trade names that were acquired as part of the Abbott business and Wampole acquisitions (Notes 4(a) and (d)) and trademarks that were acquired as part of the Unipath business acquisition (Note 4(f)), have been assigned indefinite lives and therefore, in accordance with SFAS No. 142 are not being amortized.

        The Company allocates goodwill by segment based on the percentage of estimated future revenues generated for the respective segment as of the acquisition date. Goodwill allocated by business segment is as follows:

	Consumer Products	Professional Diagnostic Products	Total
Goodwill, at December 31, 2001	$78,317	$7,058	$85,375
Acquisitions	200	35,362	35,562
Impairment charge (Note 5)	(12,148)	—	(12,148)
Other	124	2	126

Goodwill, at December 31, 2002	66,493	42,422	108,915
Acquisitions (Note 4)	20,772	86,527	107,299
Other	(589)	1,108	519

Goodwill, at December 31, 2003	$86,676	$130,057	$216,733

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

  (i)    Revenue Recognition

        The majority of the Company's revenues are derived from product sales. The Company does not enter into arrangements with multiple element deliverables. The Company recognizes revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collection is reasonably assured. The Company recognizes revenue upon title transfer of the products to third-party customers, less a reserve for estimated product returns and allowances. In connection with the acquisition of the Abbott business in September 2003 (Note 4(a)), the Company entered into a transition services agreement with Abbott, whereby Abbott would continue to distribute the acquired products sold under the TestPack brand for a period of up to 18 months. During the transition period, the Company recognizes revenue on sales of the TestPack products when title transfers from Abbott to third-party customers.

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

	2003	2002	2001
	(restated)	(restated)
Net income (loss)—as reported	$9,560	$(34,783)	$(24,731)
Stock-based employee compensation—as reported (a)	397	10,268	9,796
Pro forma stock-based employee compensation	(6,161)	(18,920)	(16,015)

Net income (loss)—pro forma	$3,796	$(43,435)	$(30,950)

Income (loss) per common share—basic
Net income (loss)—as reported	$0.55	$(4.70)	$(3.88)
Stock-based employee compensation—as reported	0.02	1.03	1.54
Pro forma stock-based employee compensation	(0.39)	(1.90)	(2.52)

Net income (loss) per share—pro forma	$0.18	$(5.57)	$(4.86)

Income (loss) per common share—diluted
Net income (loss)—as reported	$0.49	$(4.70)	$(3.88)
Stock-based employee compensation—as reported	0.02	1.03	1.54
Pro forma stock-based employee compensation	(0.35)	(1.90)	(2.52)

Net income (loss) per share—pro forma	$0.16	$(5.57)	$(4.86)

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

  (q) Restatements of 2003 and 2002 Financial Statements

        The Company restated its originally issued consolidated financial statements as of and for the year ended December 31, 2002 to reverse a realized foreign exchange gain of $2,593 related to the repayment of a portion of a long-term intercompany loan that had originally been reported in other income (expense), net, and to instead reflect the change in value of the intercompany loan prior to repayment as a component of accumulated other comprehensive income. In connection with this restatement, the Company also restated its originally issued consolidated financial statements for the quarterly impacts of certain adjustments related to sales cut-off and sales incentive allowances, the effects of which on operating results had originally been corrected in the periods in which they had been identified rather than in the periods to which they related. The restatements related to the foreign exchange gain and sales cut-off and sales incentive allowances were reported in the Company's consolidated financial statements included in its Annual Report on Form 10-K, Amendment No. 1, filed with the SEC on April 22, 2004 and are reflected in the amounts below as "as restated on April 19, 2004."

        The Company further restated its previously issued consolidated financial statements as of and for the years ended December 31, 2003 and 2002 to correct an error in the calculation of the provisions for income taxes and the related deferred tax accounts. The Company should have reported gross, certain deferred tax liabilities associated with temporary differences related to differing tax and book bases of goodwill and other intangible assets. As a result, the Company has recorded an additional valuation allowance against the deferred tax assets associated with certain net operating loss carry forwards. The correction of this error resulted in incremental non-cash provisions of income taxes in the amount of $1,859 and $760 in 2003 and 2002, respectively. In addition, the Company revised its purchase price allocation in connection with its acquisition of the Abbott business on September 30, 2003 to attribute $5,735 to customer related intangible assets acquired in the acquisition. It has also recorded and commenced to amortize as of the date of the acquisition $11,324 of other assets acquired from Abbott, the amortization of which amounted to approximately $51 per quarter, that it had originally recognized in its Quarterly Report on Form 10-Q for the period ended September 30, 2004. Goodwill generated in connection with the acquisition of the Abbott business is reduced by these amounts (Note 4(a)). The impact of this revision of the purchase price allocation is to increase amortization expense by $850 in 2003. The restatements as a result of the error in the calculation of the provision for income taxes and related deferred tax accounts and the revision of the purchase price allocation in connection with the acquisition of the Abbott business and the resultant incremental amortization are reflected in the amounts below as "as restated on February 10, 2005."

        The following lists the accounts in the consolidated statements of operations and balance sheets that were affected by the aforementioned restatements, with comparisons of the restated amounts to the originally reported amounts and the effect of such restatements on income (loss) from continuing operations, net income (loss) and income (loss) per share. All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes hereto.

	2003
	As restated on February 10, 2005	As restated on April 19, 2004	As originally reported
Net product sales	*	$286,984	$286,689
Cost of sales	$168,171	*	168,120
Sales and marketing	52,504	*	51,705
Provision for income taxes	3,028	*	1,169
Income (loss) from continuing operations	9,560	12,269	11,974
Net income (loss)	9,560	12,269	11,974
Income (loss) per common share—basic:
Income (loss) from continuing operations	$0.55	$0.72	$0.70
Net income (loss)	$0.55	$0.72	$0.70
Income (loss) per common share—diluted:
Income (loss) from continuing operations	$0.49	$0.64	$0.63
Net income (loss)	$0.49	$0.64	$0.63

	December 31, 2003
	As restated on February 10, 2005	As restated on April 19, 2004	As originally reported
Inventories	$47,423	*	$47,043
Property, plant and equipment, net	57,773	*	56,999
Goodwill	216,733	*	233,792
Trademarks and trade names with indefinite lives	46,719	*	38,119
Core technology and patents, net	37,942	*	36,423
Other intangible assets, net	32,679	*	27,743
Deferred tax assets, non-current	1,456	*	4,075
Accumulated deficit	(72,765)	(69,296)	(66,703)
Accumulated other comprehensive income	*	11,813	9,220
	2002
	As restated on February 10, 2005	As restated on April 19, 2004	As originally reported
Net product sales	*	$200,399	$201,641
Cost of sales	*	114,653	115,600
Other income (expense), net	*	9,114	11,707
Provision for income taxes	$3,443	*	2,683
Income (loss) from continuing operations	(22,635)	(21,875)	(18,987)
Net income (loss)	(34,783)	(34,023)	(31,135)
Income (loss) per common share—basic:
Income (loss) from continuing operations	$(3.48)	$(3.40)	$(3.11)
Net income (loss)	$(4.70)	$(4.62)	$(4.33)
Income (loss) per common share—diluted:
Income (loss) from continuing operations	$(3.48)	$(3.40)	$(3.11)
Net income (loss)	$(4.70)	$(4.62)	$(4.33)
	December 31, 2002
	As restated on February 10, 2005	As restated on April 19, 2004	As originally reported
Account receivable, net of allowances	*	$36,904	$37,283
Inventories	*	37,043	37,155
Accrued expenses and other current liabilities	*	38,452	38,648
Deferred tax assets, non-current	$3,537	*	4,297
Accumulated deficit	(81,368)	(80,608)	(77,720)
Accumulated other comprehensive income	*	6,484	3,891

*
This amount or balance had not been restated on that date.

(3) Other Balance Sheet Information

        Components of selected captions in the consolidated balance sheets consist of:

	December 31,
	2003	2002
	(restated)
Inventory:
Raw materials	$19,986	$13,447
Work-in-process	12,631	7,076
Finished goods	14,806	16,520

	$47,423	$37,043

Property, plant and equipment:
Machinery, laboratory equipment and tooling	$52,202	$34,750
Buildings	8,919	8,726
Leasehold improvements	8,349	6,094
Computer software and equipment	5,505	4,741
Furniture and fixtures	2,714	2,120

	77,689	56,431
Less—Accumulated depreciation and amortization	19,916	10,402

	$57,773	$46,029

Accrued expenses and other current liabilities:
Compensation and compensation-related	$10,259	$8,851
Advertising and marketing	9,146	9,299
Professional fees	6,518	5,688
Royalty obligations	4,810	1,116
Other	10,389	13,498

	$41,122	$38,452

(4) Business Combinations

        All of the acquisitions discussed below, with the exception of the IVC acquisition (Note 4(e)), resulted in the recognition of goodwill. Acquisitions are an important part of the Company's growth strategy. When the Company acquires businesses, it seeks to complement existing products and services, enhance or expand its product lines and/or expand its customer base. The Company determines what it is willing to pay for each acquisition partially based on its expectation that it can cost effectively integrate the products and services of the acquired companies into its existing infrastructure. In addition, the Company utilizes existing infrastructure of the acquired companies to cost effectively introduce its products to new geographic areas. All these factors contributed to the acquisition prices of the acquired businesses discussed below, that were in excess of the fair value of net assets acquired and the resultant goodwill.

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

        The preliminary aggregate purchase price was $94,987, which consisted of $55,000 in cash, $37,500 in the form of 1,551 shares of the Company's common stock and estimated direct acquisition costs of $2,487. The Company financed the cash portion of the purchase price by obtaining loans under its amended senior credit facility (Note 6(a)). The aggregate purchase price was preliminary because certain direct acquisition costs were estimated.

        The preliminary aggregate purchase price was allocated to the assets acquired as follows:

Inventory	$380
Property, plant and equipment	1,310
Goodwill	69,392
Trade name—Signify	6,400
Trade name—Fact plus	1,600
Trade name — TestPack	8,600
Patents	1,570
Customer related intangible assets	5,735

$94,987

        The acquisition of the Abbott business is accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of the Abbott business have been included in the Company's consolidated statements of operations after the acquisition date as part of each of the Company's consumer diagnostic products and professional diagnostic products reporting units. The acquired goodwill, all of which is deductible for tax purposes over a period of 15 years, is allocated by business segment based on estimated future revenue of the acquired assets as follows: $18,770 to consumer products and $50,622 to professional diagnostic products. The Company has assigned an indefinite life to the Signify and TestPack trade names and 5 years in useful life for the Fact plus trade name. The Signify and TestPack trade names and Fact plus trade name are included on the accompanying consolidated balance sheet as of December 31, 2003 in trademark and trade names with indefinite lives and other intangible assets, net, respectively. Patents, which values are included in core technology and patents, net, on the accompanying consolidated balance sheet as of December 31, 2003, are assigned useful lives ranging from 1 to 18 years. Customer relationships, which values are included in other intangible assets, net, on the accompanying consolidated balance sheet as of December 31, 2003, are assigned useful lives ranging from 1.5 to 5 years.

        Under the terms of the acquisition agreements, Abbott will provide transitional services for up to eighteen months for several of the acquired products and up to two years for others. The transitional services primarily include distributing the acquired products, but also include limited manufacturing.

        This acquisition resulted in a significant amount of goodwill. Goodwill represents the premium paid in excess of the value the Company allocated to identifiable assets. Goodwill arose as a result of acquired going concern value, access to employees via the acquisition agreements and synergies. Because of the unique way in which the acquisition of the Abbott business was structured, access to the factors required for maintaining the continuity of the business was achieved through contractual arrangements with terms of up to two years to facilitate the rapid integration of the Abbott business into the Company's infrastructure with minimal restructuring or exit costs required. For this reason, the vast majority of the goodwill associated with the acquisition was attributable to synergies arising from the application of the Company's existing infrastructure to the acknowledged brands of the acquired business. The acquisition was also attractive because of the similarity in mode of operation between the Abbott products and our existing products.

        In ultimately agreeing to pay the purchase price, the Company's investment rationale focused specifically on (i) significant operating and marketing synergies that it believed would result in significant cost savings, and therefore, increased profits on a combined basis, and (ii) strategic revenue and market growth objectives. The operating synergies will be achieved by taking over the production of the Fact plus volume that the Company does not currently manufacture and the production of the Signify and TestPack products from third party manufacturers including Abbott, which is scheduled for late 2004 and early 2005, respectively. These benefits will arise both from efficiencies related to increased volume and from the redesign of the products onto the Company's technology platform. The marketing synergies arise as the Company leverages its existing sales staff by adding Fact plus to its existing consumer diagnostics distribution capability which will begin to be realized immediately.

        Significant strategic benefits exist in the product breadth that the Company can now offer to the international professional market through the combined strength of its TestPack and Clearview product lines. This product breadth will allow the Company to develop a strong and more cost efficient world-wide distribution network for its professional products, which it can later leverage to support anticipated new product introductions. Strong brand equity present in the Abbott business also adds significantly to the Company's position as a leading provider of rapid point of care diagnostic tests on a world-wide basis.

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

Cash and cash equivalents	$1
Accounts receivable	6,368
Inventory	6,056
Property, plant and equipment	5,352
Goodwill	10,115
Customer related intangible assets	2,000
Manufacturing know how	3,500
Other assets	117
Accounts payable and accrued expenses	(4,669)

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

        Although the Company believes its plan and estimated exit costs to be reasonable, actual spending for exit activities may differ from current estimated exit costs, which might impact the final aggregate purchase price. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash and cash equivalents	$1,271
Accounts receivable	1,264
Inventory	506
Property, plant and equipment	629
Goodwill	24,840
Core technology	5,532
Customer related intangible assets	1,096
Other assets	177
Accounts payable and accrued expenses	(1,891)

$33,424

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

  (g) Pro Forma Financial Information

        The following table presents selected unaudited financial information of the Company, including the Abbott business, ABI, Ostex, Wampole, and IMN as if the acquisitions of these entities had occurred on January 1, 2002. The pro forma results exclude adjustment for SMB as the acquisition did not materially affect the Company's results of operations. Further, the pro forma results are derived from the historical financial results of the acquired businesses for all periods presented. In particular, the historical financial results of the acquired Abbott business included net sales and expenses of the acquired product lines. Such expenses include direct costs of sales and other expenses, such as direct promotion and advertising, and other marketing expenses attributable to the product lines, and an allocation of indirect selling, general and administrative expenses based on a historical relationship between sales of these product lines and sales of other similar Abbott products. The pro forma adjustments related to the acquired Abbott business include, among others, the following:

  (i)
  an adjustment for the difference between net product sales recorded in the historical results of the Abbott business and the contractually agreed upon amounts pursuant to a distribution agreement entered into as part of the acquisition; and

  (ii)
  an adjustment to costs of sales for the difference between cost of sales recorded in the historical results of the Abbott business and the contractually agreed upon cost of certain products pursuant to a supply agreement entered into as part of the acquisition.

        Because certain common Abbott expenses were allocated to the historical financial results of the business that the Company acquired based on management estimates as if such product lines had been a standalone business and pro forma adjustments were made to historical sales and cost of sales of the Abbott business the Company acquired based on agreed upon amounts according to the transition services agreements entered into during the acquisition, the pro forma results are not necessarily indicative of the results that would have been occurred had the acquisition of the Abbott business and the other acquisitions, as listed above, been consummated on January 1, 2002 or future results.

	2003	2002
	(unaudited and restated)
Pro forma net revenue	$350,123	$343,500

Pro forma income (loss) before accounting change	$10,582	$(22,148)
Cumulative effect of a change in accounting principle	—	(12,148)

Pro forma net income (loss)	$10,582	$(34,296)

Pro forma income (loss) available to common stockholders—basic:(1)
Pro forma income (loss) before accounting change	$9,624	$(34,096)

Pro forma net income (loss)	$9,624	$(46,244)

Pro forma income (loss) available to common stockholders—diluted:(1)
Pro forma income (loss) before accounting change	$9,624	$(34,096)

Pro forma net income (loss)	$9,624	$(46,244)

Pro forma income (loss) per common share—basic:
Pro forma income (loss) before accounting change	$0.53	$(2.47)

Pro forma net income (loss)	$0.53	$(3.36)

Pro forma income (loss) per common share—diluted:
Pro forma income (loss) before accounting change	$0.48	$(2.47)

Pro forma net income (loss)	$0.48	$(3.36)

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

        SFAS No. 142 also provides specific guidance for determining and measuring impairment of goodwill. Based upon the results of an impairment review, as required by SFAS No. 142, the Company recorded an impairment charge of $12,148 on January 1, 2002, representing the remaining goodwill related to its reporting unit that comprises the nutritional supplement lines the Company acquired in 1997. This amount represented the excess of the carrying value over the fair value of such asset. The fair value was determined using a combination of the income approach and the market approach of valuing a business. The income approach valued the business by discounting projected future cash flows and the market approach valued the security underlying the business by comparing it to those of similar businesses. The most significant facts and circumstances that led to the conclusion of this impairment were (a) future cash flows from these nutritional supplement lines are expected to be reduced, (b) selling, general and administrative expenses relating to these nutritional supplement lines are forecasted to increase as a percentage of sales, and (c) the nutritional supplements business is experiencing a larger percentage decline in revenues than most of the comparable businesses of other companies. This impairment charge was recorded in the first quarter of 2002 and classified in accordance with SFAS No. 142 as a cumulative effect of a change in accounting principle in the accompanying statement of operations in 2002.

        Because the review of the fair value of the reporting unit underlying the Company's nutritional supplements business indicated a goodwill impairment of that reporting unit, as discussed above, the Company proceeded to also perform an impairment review of the carrying value assigned to related trademarks and brand names in accordance with SFAS No. 144. The results of the impairment review under SFAS No. 144 indicated an impairment of the carrying value of such trademarks and brand names because the full carrying amount of these intangible assets was not expected to be recoverable and exceeded its fair value. The fair value of the trademarks and brand names were first calculated by discounting the projected cash flows at the cost of capital for the Company's reporting unit that comprises its nutritional supplement lines. The value indicated by this approach was $5,300, but the analysis also indicated that the carrying value was not recoverable. Then the trademarks and brand names were valued using the relief from royalty approach which values these intangible assets as if they were licensed from a third party. The value indicated by the net present value of the cash flows was equivalent to an 8.5% royalty on projected product sales in 2002. However, the brands were experiencing declining revenues with forecasts for declining operating margins. Because of these concerns, a lower royalty rate of 5% was used, which indicated a value of $3,200. The Company used the average of the fair values determined by the two approaches, or approximately $4,200, as the carrying value of the trademarks and trade names as of January 1, 2002, which resulted in an impairment charge of $12,682 during the first quarter of 2002. The impairment charge was included in operating expenses in the accompanying statement of operations in 2002. The remaining carrying value of these intangible assets was $3,858 at December 31, 2003, which is being amortized over the remaining useful life of the intangible asset of 18 years.

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

        The Company previously had several lawsuits pending against Pfizer Inc. and certain other parties including Princeton BioMeditech ("PBM") alleging, among other things, that pregnancy tests manufactured or sold by the defendants infringe patents owned by the Company. In early June 2003, the Company settled the litigation against Pfizer. However, its claims against PBM, a co-defendant in one of the infringement suits against Pfizer and the subject of two other related infringement suits initiated by the Company, remain active. PBM has brought several counterclaims against the Company. The counterclaims allege, among other things, that the Company has breached various obligations to PBM arising out of a joint venture with the Company. The Company believes that it has strong defenses to all of the counterclaims and is defending them vigorously. A reasonable estimate of the possible loss or range of loss, if any, cannot be made.

        In February 2004, Quidel Corporation was served in Germany with a suit that the Company's subsidiary, Inverness Medical Switzerland, GmbH ("IMS"), had filed in January 2004 seeking damages and injunction for infringement of certain of the Company's patents. In response, on February 20, 2004, Quidel named the Company and its subsidiaries IMS and ABI as defendants in a suit filed by Quidel. Quidel alleges that the Company is infringing its patent that was issued in 1990 titled "Lateral Flow, Non-Bibulous Membrane Assay Protocols." Quidel also asked the Court for a declaratory finding that Quidel does not infringe certain patents owned by IMS and certain other patents owned by co-defendant Armkel LLC and that these patents are invalid and/or unenforceable. Quidel seeks injunctive relief and damages, and has indicated its intent to file a motion for preliminary injunction, the scope of which has not been disclosed. In early March, 2004, the Company filed an answer claiming that Quidel's claims are without merit and a counterclaim seeking damages and injunctive relief for

Quidel's infringement of these patents. The Company also filed a separate action against Quidel in the same court alleging infringement of certain other patents and seeking injunctive relief and damages. The Company intends to vigorously defend the Quidel claims and vigorously prosecute the infringement counterclaims and separate claims to enforce its intellectual property rights. A reasonable estimate of the possible loss or range of loss, if any, cannot be made.

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

(11)    Income (Loss) Per Share

        The following table sets forth the computation of basic and diluted income (loss) per share:

	2003	2002	2001
	(restated)	(restated)
Numerator:
Income (loss) from continuing operations	$9,560	$(22,635)	$(24,789)
Dividends, redemption interest and amortization of beneficial conversion feature related to Series A Preferred Stock (Note 12(b))	(958)	(11,948)	—

Income (loss) from continuing operations available to common stockholders	8,602	(34,583)	(24,789)

Income from discontinued operations	—	—	58
Income (loss) before accounting change available to common stockholders	8,602	(34,583)	(24,731)
Cumulative effect of a change in accounting principle	—	(12,148)	—

Net income (loss) available to common stockholders—basic and diluted	$8,602	$(46,731)	$(24,731)

Denominator:
Denominator for basic income (loss) per share—weighted average shares (Note 2(k))	15,711	9,940	6,368
Effect of dilutive securities:	—	—
Employee stock options	635	—	—
Warrants	213	—	—
Restricted stock and escrow shares	931	—	—

Potential dilutive common shares	1,779	—	—

Denominator for dilutive income (loss) per share—adjusted weighted average shares and assumed conversions	17,490	9,940	6,368

Income (loss) per share—basic:
Income (loss) from continuing operations	$0.55	$(3.48)	$(3.89)
Income from discontinued operations	—	—	0.01

Income (loss) before accounting change	0.55	(3.48)	(3.88)
Cumulative effect of a change in accounting principle	—	(1.22)	—

Net income (loss)	$0.55	$(4.70)	$(3.88)

Income (loss) per share—diluted:
Income (loss) from continuing operations	$0.49	$(3.48)	$(3.89)
Income from discontinued operations	—	—	0.01

Income (loss) before accounting change	0.49	(3.48)	(3.88)
Cumulative effect of a change in accounting principle	—	(1.22)	—

Net income (loss)	$0.49	$(4.70)	$(3.88)

        The Company had the following potential dilutive securities outstanding on December 31, 2003: (a) options and warrants to purchase an aggregate of 800 shares of the Company's common stock at a weighted average exercise price of $22.87 per share, (b) 3% Convertible Notes convertible into an aggregate of 344 shares of the Company's common stock, and (c) Series A Preferred Stock convertible into an aggregate of 416 shares of the Company's common stock. Such potential dilutive securities were not included in the calculation of diluted income per share in 2003 because the inclusion thereof, together with the add back of the related interest and dividends, would be antidilutive.

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

(14)    Income Taxes

        The Company's income tax provision in 2003 and 2002 mainly represents those recorded by the Company and certain U.S. subsidiaries and by its foreign subsidiaries Unipath Limited in England and Inverness Medical Switzerland GmbH in Switzerland. In 2001, the income tax provision represented mainly those recorded by Inverness Medical, Inc. ("IMI"). Income or (loss) from continuing operations before income taxes consists of the following:

	2003	2002	2001
	(restated)	(restated)
United States	$207	$(24,672)	$(13,686)
Foreign	12,381	5,480	(8,969)

	$12,588	$(19,192)	$(22,655)

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

        The Company's primary temporary differences that give rise to the deferred tax asset and liability are nondeductible reserves and accruals and differences in bases of the tangible and intangible assets. The income tax effects of these temporary differences are as follows:

	December 31,
	2003	2002
	(restated)
Deferred tax assets:
Net operating loss (NOL) and capital loss carryforwards	$34,107	$13,791
Tax credit carryforwards	833	—
Nondeductible reserves	7,020	4,419
Nondeductible accruals	9,132	6,106
Nondeductible stock-based compensation	—	192
Difference between book and tax bases of tangible assets	595	1,160
Difference between book and tax bases of intangible assets	20,313	29,171

Gross deferred tax asset	72,000	54,839

Valuation allowance	(69,366)	(49,165)

Deferred tax asset	$2,634	$5,674

Deferred tax liabilities:
Difference between book and tax bases of tangible assets	$6,116	$4,110
Difference between book and tax bases of intangible assets	3,002	5,255

Deferred tax liability	$9,118	$9,365

Net deferred tax liability	$6,484	$3,691

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

        The following table presents the components of the Company's provision for income taxes:

	2003	2002	2001
	(restated)	(restated)
Current—
Federal	$—	$—	$1,062
State	419	322	620
Foreign	1,465	2,357	33

	1,884	2,679	1,715

Deferred—
Federal	1,687	675	320
State	172	85	99
Foreign	(715)	4	—

	1,144	764	419

Total tax provision	$3,028	$3,443	$2,134

        The following table presents a reconciliation from the U.S. statutory tax rate to the Company's effective tax rate from continuing operations:

	2003	2002	2001
	(restated)	(restated)
Statutory rate	35%	(34)%	(34)%
Effect of losses and expenses not benefited	1	17	5
Rate differential on foreign earnings	(22)	(15)	2
Research and development benefit	(6)	—	—
State income taxes, net of federal benefit	3	2	2
Change in valuation allowance	13	48	34

Effective tax rate	24%	18%	9%

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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on revenue and income (loss) before income taxes. Revenues are attributed to geographic areas based on where the customer is located. Segment information for 2003, 2002, and 2001 are as follows:

2003	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
	(restated)	(restated)		(restated)
Net revenue to external customers	$206,514	$90,198	$—	$296,712
Income (loss) from continuing operations before income taxes	14,960	6,629	(9,001)	12,588
Depreciation and amortization	10,981	5,308	146	16,435
Interest income	220	58	765	1,043
Interest expense	1,280	2,628	5,803	9,711
Gain from settlement with Unilever	—	—	3,803	3,803
Stock-based compensation	92	12	343	447
Assets	281,148	254,756	4,095	539,999
Expenditures for property, plant and equipment	7,408	3,166	561	11,135
2002	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
	(restated)	(restated)		(restated)
Net revenue to external customers	$172,499	$34,305	$—	$206,804
(Loss) income from continuing operations before income taxes	(6,017)	1,884	(15,059)	(19,192)
Depreciation and amortization	7,771	2,090	447	10,308
Interest income	287	29	1,107	1,423
Interest expense	5,249	1,702	8,118	15,069
Gain from repurchase of beneficial conversion feature	—	—	9,600	9,600
Charge related to asset impairment	12,682	—	—	12,682
Stock-based compensation	—	—	10,625	10,625
Assets	219,754	107,407	29,334	356,495
Expenditures for property, plant and equipment	4,420	1,475	182	6,077

2001	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
Net revenue to external customers	$36,677	$10,591	$—	$47,268
Income (loss) from continuing operations before income taxes	2,311	(2,100)	(22,866)	(22,655)
Depreciation and amortization	2,083	431	727	3,241
Interest income	89	11	285	385
Interest expense—
External	1,117	205	703	2,025
To IMT	115	—	154	269

Total interest expense	1,232	205	857	2,294
Charge for in-process research and development	6,980	—	—	6,980
Stock-based compensation	—	—	10,441	10,441
Income from discontinued operations	—	—	58	58
Assets	194,322	42,024	42,175	278,521
Expenditures for property, plant and equipment	2,372	394	828	3,594

        Included in net revenue to external customers of the consumer products reportable segment are the following net revenue amounts of the operating segments, consumer diagnostic products and vitamins and nutritional supplements:

	2003	2002	2001
	(restated)	(restated)
Consumer diagnostic products	$134,877	$114,590	$25,236
Vitamins and nutritional supplements	71,637	57,909	11,441

Net revenue to external customers—consumer products	$206,514	$172,499	$36,677

	2003	2002	2001
	(restated)	(restated)
Revenue by Geographic Area
United States	$189,558	$110,539	$33,269
Europe	71,099	69,373	6,800
Other	36,055	26,892	7,199

	$296,712	$206,804	$47,268

	December 31,
	2003	2002
	(restated)
Long-lived Tangible Assets by Geographic Area
United States	$29,232	$23,272
United Kingdom	22,981	18,333
Ireland	3,557	3,194
Other	2,003	1,230

	$57,773	$46,029

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$22,717	$111,264	$196,268	$(43,265)	$286,984
License revenue	—	401	9,327	—	9,728

Net Revenue	22,717	111,665	205,595	(43,265)	296,712
Cost of sales	19,964	70,158	120,047	(41,998)	168,171

Gross profit	2,753	41,507	85,548	(1,267)	128,541
Operating expenses:
Research and development	486	1,652	22,142	—	24,280
Sales and marketing	2,062	22,213	28,229	—	52,504
General and administrative	7,397	6,906	21,149	—	35,452
Stock-based compensation	447	—	—	—	447

Total operating expenses	10,392	30,771	71,520	—	112,683

Operating (loss) income	(7,639)	10,736	14,028	(1,267)	15,858
Equity in earnings (losses) of subsidiaries, net of tax	16,169	—	—	(16,169)	—
Interest expense, including amortization of discounts (Note 6)	(3,711)	(2,518)	(4,560)	1,078	(9,711)
Other income (expense), net	5,239	202	2,078	(1,078)	6,441

Income (loss) before income taxes	10,058	8,420	11,546	(17,436)	12,588
Provision for income taxes	498	2,189	185	156	3,028

Net income (loss)	$9,560	$6,231	$11,361	$(17,592)	$9,560

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2002
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$22,639	$47,683	$164,590	$(34,513)	$200,399
License revenue	—	—	6,405	—	6,405

Net Revenue	22,639	47,683	170,995	(34,513)	206,804
Cost of sales	18,616	28,453	99,362	(31,778)	114,653

Gross profit	4,023	19,230	71,633	(2,735)	92,151
Operating expenses:
Research and development	1,074	116	13,281	—	14,471
Sales and marketing	2,229	13,586	23,729	—	39,544
General and administrative	6,269	2,921	18,876	—	28,066
Charge related to asset impairment (Noted 5)	—	12,682	—	—	12,682
Stock-based compensation (Note 12(c))	10,625	—	—	—	10,625

Total operating expenses	20,197	29,305	55,886	—	105,388

Operating (loss) income	(16,174)	(10,075)	15,747	(2,735)	(13,237)
Equity in (losses) earnings of subsidiaries, net of tax	(21,353)	—	—	21,353	—
Interest expense, including amortization of discounts (Note 6)	(8,039)	(194)	(7,244)	408	(15,069)
Other income (expense), net	11,088	120	(1,686)	(408)	9,114

(Loss) income before income taxes	(34,478)	(10,149)	6,817	18,618	(19,192)
(Benefit) provision for income taxes	305	616	2,551	(29)	3,443

(Loss) income before cumulative effect of a change in accounting principle	(34,783)	(10,765)	4,266	18,647	(22,635)
Cumulative effect of a change in accounting principle (Note 5)	—	(12,148)	—	—	(12,148)

Net (loss) income	$(34,783)	$(22,913)	$4,266	$18,647	$(34,783)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2001
(unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$1,836	$31,390	$23,332	$(9,290)	$47,268
License revenue	—	—	—	—	—

Net Revenue	1,836	31,390	23,332	(9,290)	47,268
Cost of sales	1,752	20,463	13,317	(8,870)	26,662

Gross profit	84	10,927	10,015	(420)	20,606
Operating expenses:
Purchased in-process research and development (Note 4(f))	—	—	6,980	—	6,980
Research and development	12	—	1,798	—	1,810
Sales and marketing	362	3,920	3,736	—	8,018
General and administrative	4,675	3,900	3,127	—	11,702
Stock-based compensation (Notes 1 and 12(c))	10,441	—	—	—	10,441

Total operating expenses	15,490	7,820	15,641	—	38,951

Operating (loss) income	(15,406)	3,107	(5,626)	(420)	(18,345)
Equity in (losses) earnings of subsidiaries, net of tax	(8,896)	—	—	8,896	—
Interest expense, including amortization of discounts (Note 6)	(565)	(1,187)	(543)	1	(2,294)
Other income (expense), net	286	79	(2,380)	(1)	(2,016)

(Loss) income from continuing operations before income taxes	(24,581)	1,999	(8,549)	8,476	(22,655)
Provision for income taxes	150	1,951	33	—	2,134

(Loss) income from continuing operations	(24,731)	48	(8,582)	8,476	(24,789)
Income (loss) from discontinued operations, net of taxes (Note 16(d))	—	310	(252)	—	58

Net (loss) income	$(24,731)	$358	$(8,834)	$8,476	$(24,731)

CONSOLIDATING BALANCE SHEET
December 31, 2003
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,708	$11,058	$11,856	$—	$24,622
Accounts receivable, net of allowances	3,915	29,505	21,998	—	55,418
Inventory	4,463	19,737	29,360	(6,137)	47,423
Deferred tax assets	—	—	1,178	—	1,178
Prepaid expenses and other current assets	1,365	1,507	7,727	—	10,599
Intercompany receivables	6,073	11,785	8,911	(26,769)	—

Total current assets	17,524	73,592	81,030	(32,906)	139,240

Property, plant and equipment, net	1,199	10,405	46,169	—	57,773
Goodwill	48,704	73,188	94,841	—	216,733
Trademarks and trade name with indefinite lives	—	9,092	37,627	—	46,719
Core technology and patents, net	8,193	293	29,456	—	37,942
Other intangible assets, net	6,437	15,400	10,842	—	32,679
Deferred financing costs, net, and other assets	2,015	4,150	1,292	—	7,457
Deferred tax assets	(295)	(571)	2,322	—	1,456
Investment in subsidiaries	204,553	—	—	(204,553)	—
Intercompany notes receivable	120,918	94,208	—	(215,126)	—

Total assets	$409,248	$279,757	$303,579	$(452,585)	$539,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$14,055	$—	$14,055
Current portion of capital lease obligations	—	18	439	—	457
Accounts payable	4,448	11,431	22,127	—	38,006
Accrued expenses and other current liabilities	8,641	14,879	17,602	—	41,122
Intercompany payables	6,512	8,036	12,226	(26,774)	—

Total current liabilities	19,601	34,364	66,449	(26,774)	93,640

Long-term liabilities:
Long-term debt	34,056	91,974	33,808	—	159,838
Capital lease obligations	—	20	1,811	—	1,831
Deferred tax liabilities	—	1,752	7,366	—	9,118
Other liabilities	—	—	3,307	—	3,307
Intercompany notes payable	83,326	57,186	74,611	(215,123)	—

Total long-term liabilities	117,382	150,932	120,903	(215,123)	174,094

Series A redeemable convertible preferred stock	6,185	—	—	—	6,185

Stockholders' equity	266,080	94,461	116,227	(210,688)	266,080

Total liabilities and stockholders' equity	$409,248	$279,757	$303,579	$(452,585)	$539,999

CONSOLIDATING BALANCE SHEET
December 31, 2002
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,004	$16,069	$11,595	$—	$30,668
Accounts receivable, net of allowances	4,277	11,925	20,702	—	36,904
Inventory	4,759	11,285	26,055	(5,056)	37,043
Deferred tax assets	—	—	2,137	—	2,137
Prepaid expenses and other current assets	2,087	1,501	2,868	—	6,456
Intercompany receivables	12,482	20,176	14,368	(47,026)	—

Total current assets	26,609	60,956	77,725	(52,082)	113,208

Property, plant and equipment, net	1,005	2,703	42,321	—	46,029
Goodwill	18,106	35,362	55,447	—	108,915
Trademarks and trade name with indefinite lives	—	6,020	25,699	—	31,719
Core technology and patents, net	3,157	—	22,648	—	25,805
Other intangible assets, net	—	14,784	7,590	—	22,374
Deferred financing costs, net, and other assets	2,154	787	1,967	—	4,908
Deferred tax assets	(246)	2,400	1,227	156	3,537
Investment in subsidiaries	168,540	—	—	(168,540)	—
Intercompany notes receivable	13,380	—	43,263	(56,643)	—

Total assets	$232,705	$123,012	$277,887	$(277,109)	$356,495

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$3,750	$13,450	$—	$17,200
Current portion of capital lease obligations	—	—	642	—	642
Accounts payable	3,857	6,111	19,261	—	29,229
Accrued expenses and other current liabilities	5,404	13,173	19,875	—	38,452
Intercompany payables	17,465	8,775	9,009	(35,249)	—

Total current liabilities	26,726	31,809	62,237	(35,249)	85,523

Long-term liabilities:
Long-term debt	33,856	16,250	34,427	—	84,533
Capital lease obligations	—	—	2,238	—	2,238
Deferred tax liabilities	—	2,915	6,450	—	9,365
Other liabilities	1,223	—	2,713	—	3,936
Intercompany notes payable	—	—	68,419	(68,419)	—

Total long-term liabilities	35,079	19,165	114,247	(68,419)	100,072

Series A redeemable convertible preferred stock	9,051	—	—	—	9,051

Stockholders' equity	161,849	72,038	101,403	(173,441)	161,849

Total liabilities and stockholders' equity	$232,705	$123,012	$277,887	$(277,109)	$356,495

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$9,560	$6,231	$11,361	$(17,592)	$9,560
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries, net of tax	(16,169)	—	—	16,169	—
Interest expense related to amortization of noncash original issue discount, noncash beneficial conversion feature and deferred financing costs	454	504	607	—	1,565
Noncash gain related to interest rate swap agreement	(528)	—	—	—	(528)
Noncash stock-based compensation expense	447	—	—	—	447
Depreciation and amortization	958	3,338	12,139	—	16,435
Deferred income taxes	50	(122)	727	157	812
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	749	(9,462)	(450)	(429)	(9,592)
Inventory	295	(1,930)	(1,685)	1,266	(2,054)
Prepaid expenses and other current assets	(336)	279	(4,045)	—	(4,102)
Intercompany payable (receivable)	14,251	(39,188)	25,435	(498)	—
Accounts payable	(737)	3,851	1,667	1,934	6,715
Accrued expenses and other current liabilities	3,885	(6,038)	(7,304)	—	(9,457)

Net cash provided by (used in) operating activities	12,879	(42,537)	38,452	1,007	9,801

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2002
(restated)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(34,783)	$(22,913)	$4,266	$18,647	$(34,783)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in losses (earnings) of subsidiaries, net of tax	21,353	—	—	(21,353)	—
Interest expense related to amortization of noncash original issue discount, noncash beneficial conversion feature and deferred financing costs	4,780	34	2,685	—	7,499
Noncash charge related to interest rate swap agreement	1,223	—	—	—	1,223
Noncash stock-based compensation expense	10,625	—	—	—	10,625
Noncash beneficial conversion feature related to early extinguishment of debt	(9,600)	—	—	—	(9,600)
Noncash charge related to asset impairment and cumulative effect of a change in accounting principle	—	24,830	—	—	24,830
Depreciation and amortization	570	924	8,814	—	10,308
Deferred income taxes	469	291	26	—	786
Other noncash items	—	—	354	—	354
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(5,232)	5,665	794	—	1,227
Inventory	(3,500)	(807)	1	2,216	(2,090)
Prepaid expenses and other current assets	1,348	(111)	(769)	—	468
Intercompany (receivable) payable	(2,762)	(17,564)	4,462	15,864	—
Accounts payable	3,185	1,683	3,979	—	8,847
Accrued expenses and other current liabilities	(11,489)	(627)	1,069	489	(10,558)

Net cash (used in) provided by operating activities	(23,813)	(8,595)	25,681	15,863	9,136

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share amounts)