Form 10-Q/A
period 2004-03-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2005-02-14
CIK 1145460

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

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in this quarterly report on Form 10-Q and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements" beginning on pages 38 and 53, respectively, in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

 EXPLANATORY NOTE

        On December 2, 2004, we announced that our previously issued consolidated financial statements as of and for the years ended December 31, 2002 and 2003, and for the interim periods during 2004, contained an error in the application of accounting principles generally accepted in the United States of America relating to the calculation of our provision for income taxes and the related deferred taxes. In connection with a routine review of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended ("Form 10-K"), by the Securities and Exchange Commission's Division of Corporation Finance, we also revised our purchase price allocation in connection with our acquisition of the rapid diagnostics business that we acquired from Abbott Laboratories on September 30, 2003 in order to attribute approximately $5.7 million to customer related intangible assets acquired in the acquisition and to reduce goodwill by the same amount. We have also recorded as of the date of the acquisition approximately $11.3 million in other assets acquired from Abbott Laboratories, the amortization of which amounted to approximately $50,000 per quarter, than we have originally recognized in our Quarterly Report on Form 10-Q for the period ended September 30, 2004, and commenced amortization in connection with all amortizable acquired assets as of the same date. The impact of all additional non-cash amortization on our operating results, net of tax effect, was to reduce previously reported net income by approximately $800,000, or $0.04 per share, for the first quarter of 2004. This Amendment No. 1 (the "Amended Report") to our Quarterly Report on Form 10-Q for the period ended March 31, 2004 (the "Original Report") has been filed to address these issues in the Original Report and in the consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 contained therein. We have also amended our Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended June 30, 2004 and September 30, 2004.

        The correction of the error relating to our tax provision results in an incremental non-cash provision of income taxes. The changes to our purchase price allocation for the acquisition of the rapid diagnostics business from Abbott Laboratories result in additional non-cash amortization over the lives of the assets identified.

        For the reasons discussed above, we are filing this Amended Report in order to amend Part I. Item 1 "Consolidated Financial Statements (unaudited)," Part I. Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II. Item 6 "Exhibits and Reports on Form 8-K" of the Original Report to the extent necessary to reflect the adjustments discussed above. We also amended such sections to delete discussions and analysis regarding earnings before interest, taxes and depreciation and amortization and to revise certain other disclosures. The remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader's convenience.

        In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, May 10, 2004, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
	(restated)	(restated)
Net product sales	$88,201	$62,979
License revenue	2,500	2,123

Net revenue	90,701	65,102
Cost of sales	53,792	35,272

Gross profit	36,909	29,830

Operating expenses:
Research and development	7,423	4,685
Sales and marketing	14,351	11,541
General and administrative	11,320	8,366
Stock-based compensation(1)	—	6

Total operating expenses	33,094	24,598

Operating income	3,815	5,232
Interest expense, including amortization of discounts and write-off of deferred financing costs (Note 8)	(7,770)	(2,371)
Other income, net	447	288

(Loss) income before income taxes	(3,508)	3,149
Income tax provision	163	1,237

Net (loss) income	$(3,671)	$1,912

Net (loss) income available to common stockholders—basic (Note 5)	$(4,420)	$1,739

Net (loss) income available to common stockholders—diluted (Note 5)	$(4,420)	$1,739

Net (loss) income per common share—basic (Note 5)	$(0.23)	$0.13

Net (loss) income per common share—diluted (Note 5)	$(0.23)	$0.11

Weighted average shares—basic (Note 5)	19,216	13,800

Weighted average shares—diluted (Note 5)	19,216	15,451

(1)
The charge for stock-based compensation for the three months ended March 31, 2003 was classified as general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$26,142	$24,622
Accounts receivable, net of allowances of $5,587 at March 31, 2004 and $7,492 at December 31, 2003	55,560	55,418
Inventories	51,152	47,423
Deferred tax assets	2,520	1,178
Prepaid expenses and other current assets	10,019	10,599

Total current assets	145,393	139,240

Property, plant and equipment, net	58,993	57,773
Goodwill	217,344	216,733
Trademarks and trade names with indefinite lives	46,736	46,719
Core technology and patents, net	37,707	37,942
Other intangible assets, net	31,043	32,679
Deferred financing costs, net, and other non-current assets	9,086	7,457
Deferred tax assets	826	1,456

Total assets	$547,128	$539,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$13,200	$14,055
Current portion of capital lease obligations	466	457
Accounts payable	32,375	38,006
Accrued expenses and other current liabilities	41,318	41,122

Total current liabilities	87,359	93,640

Long-term liabilities:
Long-term debt, net of current portion	176,042	159,838
Capital lease obligations, net of current portion	1,715	1,831
Deferred tax liabilities	9,167	9,118
Other long-term liabilities	3,356	3,307

Total long-term liabilities	190,280	174,094

Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,667 shares
Issued—2,527 shares at March 31, 2004 and December 31, 2003 Outstanding—none at March 31, 2004 and 208 shares at December 31, 2003.	—	6,185

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized—2,333 shares, none issued
Common stock, $0.001 par value:
Authorized—50,000 shares
Issued and outstanding—20,098 at March 31, 2004 and 19,640 shares at December 31, 2003	20	20
Additional paid-in capital	349,159	341,703
Notes receivable from stockholders	(14,691)	(14,691)
Accumulated deficit	(77,185)	(72,765)
Accumulated other comprehensive income	12,186	11,813

Total stockholders' equity	269,489	266,080

Total liabilities and stockholders' equity	$547,128	$539,999

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2004	2003
	(restated)	(restated)
Cash Flows from Operating Activities:
Net (loss) income	$(3,671)	$1,912
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest expense related to amortization and/or write-off of noncash original issue discount and deferred financing costs	3,311	325
Noncash charge related to interest rate swap agreement	64	130
Noncash stock-based compensation expense	—	6
Depreciation and amortization	5,575	3,397
Deferred income taxes	(701)	412
Other noncash items	(19)	47
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	23	204
Inventories	(3,441)	(3,094)
Prepaid expenses and other current assets	596	(1,494)
Accounts payable	(5,820)	(2,427)
Accrued expenses and other current liabilities	2,370	(7,150)

Net cash used in operating activities	(1,713)	(7,732)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(4,401)	(3,051)
Proceeds from sale of property, plant and equipment	28	35
Payments of transactional costs for previous acquisitions	(2,364)	(1,110)
Increase in other assets	(815)	(792)

Net cash used in investing activities	(7,552)	(4,918)

Cash Flows from Financing Activities:
Cash paid for financing costs	(4,666)	(87)
Proceeds from issuance of common stock, net of issuance costs	521	684
Proceeds from issuance of senior subordinated notes	150,000	—
Net (repayment) proceeds under revolving line of credit	(40,460)	2,382
Repayments of notes payable	(94,241)	(355)
Principal payments of capital lease obligations	(107)	(168)

Net cash provided by financing activities	11,047	2,456

Foreign exchange effect on cash and cash equivalents	(262)	2,896

Net increase (decrease) in cash and cash equivalents	1,520	(7,298)
Cash and cash equivalents, beginning of period	24,622	30,668

Cash and cash equivalents, end of period	$26,142	$23,370

Supplemental Disclosure of Noncash Activities:
Dividends, redemption interest and amortization of beneficial conversion feature related to preferred stock	$749	$173

Conversion of preferred stock to common stock	$6,934	$—

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Basis of Presentation of Financial Information

        The accompanying consolidated financial statements of Inverness Medical Innovations, Inc. and its subsidiaries are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Our audited consolidated financial statements for the year ended December 31, 2003 included information and footnotes necessary for such presentation and were included in our annual report on Form 10-K/A, Amendment No. 3, filed with the Securities and Exchange Commission ("SEC") on February 11, 2005. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2003.

        In connection with our restatements for the years ended December 31, 2003 and 2002, as discussed in our 2003 annual report on Form 10-K/A, Amendment No. 3, we also restated our consolidated financial statements for the three months ended March 31, 2004 and 2003 to reflect corrections to our income tax provisions and revisions to the purchase price allocation for the acquisition of the rapid diagnostics business from Abbott Laboratories on September 30, 2003 (and the resulting additional non-cash amortization charges). Such adjustments are reflected in the accompanying consolidated financial statements for the three months ended March 31, 2004 and 2003 and discussed in Note 13 herein.

(2) Cash and Cash Equivalents

        We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2004, our cash equivalents consisted of money market funds.

(3) Inventories

        Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Raw materials	$20,329	$19,986
Work-in-process	13,896	12,631
Finished goods	16,927	14,806

	$51,152	$47,423

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

        Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, our net (loss) income would have been (increased) decreased to the pro forma amounts indicated as follows:

	Three Months Ended March 31,
	2004	2003 (b)
	(restated)	(restated)
	(in thousands, except per share amounts)
Net (loss) income—as reported	$(3,671)	$1,912
Stock-based employee compensation—as reported (a)	—	1
Pro forma stock-based employee compensation	(1,603)	(1,200)

Net (loss) income—pro forma	$(5,274)	$713

(Loss) income per share—basic:
Net (loss) income per share—as reported	$(0.23)	$0.13
Stock-based employee compensation—as reported	—	—
Pro forma stock-based employee compensation	(0.08)	(0.09)

Net (loss) income per share—pro forma	$(0.31)	$0.04

(Loss) income per share—diluted:
Net (loss) income per share—as reported	$(0.23)	$0.11
Stock-based employee compensation—as reported	—	—
Pro forma stock-based employee compensation	(0.08)	(0.08)

Net (loss) income per share—pro forma	$(0.31)	$0.03

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

(5) Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2004	2003
	(restated)	(restated)
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(3,671)	$1,912
Dividends, redemption interest and amortization of beneficial conversion feature related to Series A Preferred Stock	(749)	(173)

Net (loss) income available to common stockholders—basic and diluted	$(4,420)	$1,739

Denominator:
Denominator for basic (loss) income per share—weighted average shares	19,216	13,800
Effect of dilutive securities:
Employee stock options	—	353
Warrants	—	140
Restricted stock and escrow shares	—	1,158

Dilutive potential common shares	—	1,651
Denominator for dilutive (loss) income per share—adjusted weighted average shares and assumed conversions	19,216	15,451

Net (loss) income per share—basic	$(0.23)	$0.13

Net (loss) income per share—diluted	$(0.23)	$0.11

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

        We had the following potential dilutive securities outstanding on March 31, 2003: (a) options and warrants to purchase an aggregate of 1.4 million shares of common stock at a weighted average exercise price of $19.41 per share, (b) convertible promissory notes that are convertible into an aggregate of 344,000 shares of common stock, and (c) Series A Preferred Stock convertible into an aggregate of 646,000 shares of common stock. These potential dilutive securities were not included in the computation of diluted income per share because the effect of including the number of such potential dilutive securities in the denominator, together with the corresponding reversal of interest and dividend charges in the numerator, would be antidilutive.

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

(7) Comprehensive Income or Loss

        Comprehensive income or loss represents net income or loss plus other comprehensive income or loss items. Our other comprehensive income or loss includes primarily foreign currency translation adjustments, and to a lesser extent, pension adjustments. For the three months ended March 31, 2004, we generated a comprehensive loss of $3.3 million and for the three months ended March 31, 2003, we generated comprehensive income of $2.3 million.

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

        The Bonds are guaranteed by all of our domestic subsidiaries that are guarantors or borrowers under the senior credit facilities which excludes our subsidiary IVC Industries, Inc. (d/b/a Inverness Medical Nutritionals Group or "IMN") in New Jersey. The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the applicable guarantors, which includes their guarantees of, and borrowings under our senior credit facilities. See Note 14 for guarantor financial information.

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

        We evaluate performance based on revenue and earnings before taxes. Segment information for the three months ended March 31, 2004 and 2003 is as follows:

	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
	(in thousands)
Three Months Ended March 31, 2004
Net revenue from external customers	$60,709	$29,992	$—	$90,701
Income (loss) before income taxes (restated)	4,005	(637)	(6,876)	(3,508)
Assets (restated)	278,066	259,637	9,425	547,128
At December 31, 2003
Assets (restated)	281,148	254,756	4,095	539,999
Three Months Ended March 31, 2003 (restated)
Net revenue from external customers	48,240	16,862	—	65,102
Income (loss) before income taxes	5,500	1,451	(3,802)	3,149

(12) Material Contingencies

        Our material pending legal proceedings are described in the section of our annual report on Form 10-K/A for the year ended December 31, 2003 titled "Item 3. Legal Proceedings."

(13) Restatements

        In connection with our restatements for the years ended December 31, 2003 and 2002, as discussed in our 2003 annual report on Form 10-K/A, Amendment No. 3, we also restated our previously issued consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 to correct an error in the calculation of the provisions for income taxes and the related deferred tax accounts. We should have reported gross, certain deferred tax liabilities associated with temporary differences related to differing tax and book bases of goodwill and other intangible assets. As a result, we have recorded an additional valuation allowance against the deferred tax assets associated with certain net operating loss carry forwards. The correction of this error resulted in incremental non-cash provisions of income taxes in the amount of $641,000 for the first quarter of 2004. In addition, we revised the purchase price allocation in connection with our acquisition of the rapid diagnostic product lines from Abbott Laboratories (the "Abbott business") on September 30, 2003 to attribute $5.7 million to customer related intangible assets acquired in the acquisition. We have also recorded and commenced to amortize as of the date of the acquisition $11.3 million of other assets acquired from Abbott, the amortization of which amounted to approximately $51,000 per quarter, that we had originally recognized in our Quarterly Report on Form 10-Q for the period ended September 30, 2004. Goodwill generated in connection with the acquisition of the Abbott business is reduced by these amounts. The impact of this revision of the purchase price allocation is to increase amortization expense by $851,000 for the first quarter of 2004. The restatements as a result of the error in the calculation of the provision for income taxes and related deferred tax accounts and the revision of the purchase price allocation in connection with the acquisition of the Abbott business and the resultant incremental amortization are reflected in the amounts below as "as restated."

        The following lists the amounts in the consolidated statements of operations and balances sheets that were affected by the aforementioned restatements, with comparisons of the restated amounts to the originally reported amounts and the effect of such restatements on income (loss) from continuing operations, net income (loss) and income (loss) per share. All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes hereto.

	Three Months Ended March 31, 2004
	As restated	As reported
	(in thousands)
Cost of sales	$53,792	$53,741
Sales and marketing	14,351	13,551
Income tax provision (benefit)	163	(478)
Net loss	(3,671)	(2,179)
Net loss per common share—basic and diluted	$(0.23)	$(0.15)
	March 31, 2004
	As restated	As reported
	(in thousands)
Inventories	$51,152	$50,772
Property, plant and equipment, net	58,993	58,219
Goodwill	217,344	234,403
Trademarks and trade names with indefinite lives	46,736	38,136
Core technology and patents, net	37,707	36,239
Other intangible assets, net	31,043	26,907
Deferred tax assets, non-current	826	4,086
Accumulated deficit	(77,185)	(72,224)

	Three Months Ended March 31, 2003
	As restated	As reported
	(in thousands)
Income tax provision	$1,237	$856
Net income	1,912	2,293
Net income per common share—basic	$0.13	$0.15
Net income per common share—diluted	$0.11	$0.14
	December 31, 2003
	As restated	As reported
	(in thousands)
Inventories	$47,423	$47,043
Property, plant and equipment, net	57,773	56,999
Goodwill	216,733	233,792
Trademarks and trade names with indefinite lives	46,719	38,119
Core technology and patents, net	37,942	36,423
Other intangible assets, net	32,679	27,743
Deferred tax assets, non-current	1,456	4,075
Accumulated deficit	(72,765)	(69,296)

        All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes hereto.

(14) Guarantor Financial Information

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2004

(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$4,775	$34,191	$61,562	$(12,327)	$88,201
License revenue	—	22	2,478	—	2,500

Net revenue	4,775	34,213	64,040	(12,327)	90,701
Cost of sales	5,044	22,792	38,734	(12,778)	53,792

Gross profit	(269)	11,421	25,306	451	36,909
Operating expenses:
Research and development	96	628	6,699	—	7,423
Sales and marketing	471	5,971	7,909	—	14,351
General and administrative	2,315	2,708	6,297	—	11,320

Total operating expenses	2,882	9,307	20,905	—	33,094

Operating (loss) income	(3,151)	2,114	4,401	451	3,815
Equity in earnings (losses) of subsidiaries, net of tax	964	—	—	(964)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(3,173)	(3,670)	(1,568)	641	(7,770)
Other income (expense), net	731	96	261	(641)	447

(Loss) income before income taxes	(4,629)	(1,460)	3,094	(513)	(3,508)
Income tax (benefit) provision	(958)	273	848	—	163

Net (loss) income	$(3,671)	$(1,733)	$2,246	$(513)	$(3,671)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2003

(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$5,737	$22,961	$42,603	$(8,322)	$62,979
License revenue	—	31	2,092	—	2,123

Net revenue	5,737	22,992	44,695	(8,322)	65,102
Cost of sales	4,490	13,512	26,802	(9,532)	35,272

Gross profit	1,247	9,480	17,893	1,210	29,830
Operating expenses:
Research and development	69	126	4,490	—	4,685
Sales and marketing	553	5,380	5,608	—	11,541
General and administrative	1,797	1,211	5,358	—	8,366
Stock-based compensation	6	—	—	—	6

Total operating expenses	2,425	6,717	15,456	—	24,598

Operating (loss) income	(1,178)	2,763	2,437	1,210	5,232
Equity in earnings (losses) of subsidiaries, net of tax	4,051	—	—	(4,051)	—
Interest expense, including amortization of discounts	(1,186)	(306)	(1,027)	148	(2,371)
Other income (expense), net	350	29	57	(148)	288

(Loss) income before income taxes	2,037	2,486	1,467	(2,841)	3,149
Income tax provision	125	465	531	116	1,237

Net income (loss)	$1,912	$2,021	$936	$(2,957)	$1,912

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

March 31, 2004

(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$4,546	$10,135	$11,461	$—	$26,142
Accounts receivable, net of allowances	2,748	25,977	26,835	—	55,560
Inventories	5,486	20,030	31,508	(5,872)	51,152
Deferred tax assets	1,075	267	1,178	—	2,520
Prepaid expenses and other current assets	1,549	1,835	6,635	—	10,019
Intercompany receivables	13,601	12,847	12,911	(39,359)	—

Total current assets	29,005	71,091	90,528	(45,231)	145,393

Property, plant and equipment, net	1,279	10,669	47,045	—	58,993
Goodwill	49,284	73,187	94,873	—	217,344
Trademarks and trade names with indefinite lives	—	9,092	37,644	—	46,736
Core technology and patents, net	8,022	773	28,912	—	37,707
Other intangible assets, net	6,327	14,960	9,756	—	31,043
Deferred financing costs, net, and other non-current assets	6,431	1,545	1,110	—	9,086
Deferred tax assets	(408)	(1,100)	1,876	458	826
Investment in subsidiaries	204,722	(713)	—	(204,009)	—
Intercompany notes receivable	163,118	11,797	—	(174,915)	—

Total assets	$467,780	$191,301	$311,744	$(423,697)	$547,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$13,200	$—	$13,200
Current portion of capital lease obligations	—	16	450	—	466
Accounts payable	1,754	8,000	22,621	—	32,375
Accrued expenses and other current liabilities	7,890	14,005	19,423	—	41,318
Intercompany payables	13,541	12,115	13,703	(39,359)	—

Total current liabilities	23,185	34,136	69,397	(39,359)	87,359

Long-term liabilities:
Long-term debt, net of current portion	175,106	—	936	—	176,042
Capital lease obligations, net of current portion	—	16	1,699	—	1,715
Deferred tax liabilities	—	1,753	7,414	—	9,167
Other long-term liabilities	—	—	3,356	—	3,356
Intercompany notes payable	—	66,786	108,129	(174,915)	—

Total long-term liabilities	175,106	68,555	121,534	(174,915)	190,280

Stockholders' equity	269,489	88,610	120,813	(209,423)	269,489

Total liabilities and stockholders' equity	$467,780	$191,301	$311,744	$(423,697)	$547,128

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2003

(restated)

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004

(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(3,671)	$(1,733)	$2,246	$(513)	$(3,671)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in (earnings) losses of subsidiaries, net of tax	(964)	—	—	964	—
Interest expense related to amortization and/or write-off of noncash original issue discount, and deferred financing costs	268	2,744	299	—	3,311
Noncash charge related to interest rate swap agreement	64	—	—	—	64
Depreciation and amortization	618	963	3,994	—	5,575
Deferred income taxes	(963)	262	—	—	(701)
Other noncash items	—	—	(19)	—	(19)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,167	2,635	(3,779)	—	23
Inventories	(1,023)	(292)	(1,675)	(451)	(3,441)
Prepaid expenses and other current assets	(185)	(328)	1,109	—	596
Intercompany payables or receivables	(125,307)	93,944	31,098	265	—
Accounts payable	(2,696)	(3,431)	307	—	(5,820)
Accrued expenses and other current liabilities	1,457	(1,311)	2,224	—	2,370

Net cash (used in) provided by operating activities	(131,235)	93,453	35,804	265	(1,713)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)

For the Three Months Ended March 31, 2004

(unaudited)
(restated)
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2003

(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$1,912	$2,021	$936	$(2,957)	$1,912
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (earnings) losses of subsidiaries, net of tax	(4,051)	—	—	4,051	—
Interest expense related to amortization of noncash original issue discount and deferred financing costs	114	68	143	—	325
Noncash charge related to interest rate swap agreement	130	—	—	—	130
Noncash stock-based compensation expense	6	—	—	—	6
Depreciation and amortization	149	580	2,668	—	3,397
Deferred income taxes	112	269	(86)	117	412
Other noncash items	—	—	47	—	47
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(318)	(663)	1,185	—	204
Inventories	280	2,258	(4,422)	(1,210)	(3,094)
Prepaid expenses and other current assets	(296)	(233)	(965)	—	(1,494)
Intercompany payables or receivables	913	(4,610)	3,956	(259)	—
Accounts payable	1,454	(1,968)	(1,913)	—	(2,427)
Accrued expenses and other current liabilities	(645)	(2,452)	(4,053)	—	(7,150)

Net cash (used in) provided by operating activities	(240)	(4,730)	(2,504)	(258)	(7,732)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)

For the Three Months Ended March 31, 2003

(unaudited)
(restated)
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

Restatements

        In connection with our restatements for the years ended December 31, 2003 and 2002, as discussed in our 2003 annual report on Form 10-K/A, Amendment No. 3, we also restated our consolidated interim financial information for the three months ended March 31, 2004 and 2003 to reflect corrections to our income tax provisions and revisions to the purchase price allocation in connection with our acquisition of the Abbott business on September 30, 2003 (and the resulting additional non cash amortization). Such adjusments are reflected in the accompanying consolidated financial statements for the three months ended March 31, 2004 and 2003 and discussed in Note 13 hereto.

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

        Gross Profit and Margin.    Gross profit increased by $7.1 million, or 24%, to $36.9 million for the three months ended March 31, 2004 from $29.8 million for the three months ended March 31, 2003. The increase of gross profit primarily resulted from the businesses that we acquired in the second half of 2003: (i) the rapid diagnostic product lines from Abbott, which contributed $4.8 million of such increase, and (ii) ABI, which contributed $2.0 million of such increase. Also, the launch of our Clearblue Easy Digital pregnancy test in June 2003 and the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003 significantly contributed to the increase in our overall gross profit. These increases were offset by declining profits from our private label nutritional supplements business. Our private label nutritional supplements business has suffered from excess capacity in the industry which led to increasing price competition.

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

        Gross Profit from Net Product Sales by Business Segment.    Gross profit from net product sales represents total gross profits less gross profits associated with license revenue. Gross profit from total net product sales increased by $6.7 million, or 24%, to $35.2 million for the three months ended

March 31, 2004 from $28.5 million for the three months ended March 31, 2003. Gross profit from net product sales by business segment for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months ended March 31,
			% Increase
	2004	2003
(in thousands)	(restated)	(restated)
Consumer products	$23,900	$21,902	9%
Professional diagnostic products	11,324	6,584	72%

Total gross profit from net product sales	$35,224	$28,486	24%

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

        Research and Development Expense.    Research and development expense increased by $2.7 million, or 58%, to $7.4 million for the three months ended March 31, 2004 from $4.7 million for the three months ended March 31, 2003. The primary reason for the increase in research and development expense was our continued significant investment in the development of new products, including a pro-thrombin test, scheduled for submission to the Food and Drug Administration, or FDA, in late 2004, and a congestive heart failure product which remains on track for launch in 2005. Further, we are launching several infectious disease products this year, including a high-sensitivity strep throat test and rapid influenza A & B tests, which are FDA approved, and a rapid HIV test which is awaiting FDA approval. For factors that may impact our ability to meet our expectations to launch these products, see "Certain Factors Affecting Future Results." To a lesser extent, our acquisitions of Ostex and ABI contributed to the increase in research and development expense, comparing the first quarter of 2004 to the first quarter of 2003.

        Sales and Marketing Expense.    Sales and marketing expense increased by $2.9 million, or 25%, to $14.4 million for the three months ended March 31, 2004 from $11.5 million for the three months ended March 31, 2003. Of the increase in sales and marketing expense, $1.4 million resulted from the acquisitions of Ostex, ABI and the rapid diagnostic product lines from Abbott. In addition, sales and marketing expense increased due to our organic growth, primarily the worldwide launch of our Clearblue Easy Digital pregnancy test.

        Sales and marketing expense as a percentage of net product sales decreased to 16% for the three months ended March 31, 2004 from 18% for the three months ended March 31, 2003, which primarily resulted from the increase in our professional diagnostics business which generally incur lower sales and marketing expense as a percentage of sales compared to our consumer products business. We expect to maintain sales and marketing expense at or below 18% of net product sales for the remainder of 2004.

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

        Income tax provision.    During the three months ended March 31, 2004, we recorded a provision for income taxes of $163,000, compared to $1.2 million for the three months ended March 31, 2003. The effective tax rate was (5)% for the three months ended March 31, 2004, compared to 39% for the three months ended March 31, 2003. The significant decrease in the income tax provision related to certain favorable developments with foreign tax authorities in the fourth quarter of 2003, which was partially offset by a tax provision of approximately $274,000 in the first quarter of 2004 as a result of a deferred tax liability related to the temporary differences between the book and tax basis of goodwill and certain intangible assets with indefinite lives created as part of the acquisition of the Abbott business.

        Net (Loss) Income.    We incurred a net loss for the three months ended March 31, 2004 of $3.7 million while for the three months ended March 31, 2003, we generated net income of $1.9 million. After taking into account charges for redemption premium and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had a net loss available to common stockholders of $4.4 million, or $0.23 per basic and diluted common share, for the three months ended March 31, 2004 and income available to common stockholders of $1.7 million, or $0.13 and $0.11 per basic and diluted common share, respectively, for the three months ended March 31, 2003. The loss for the three months ended March 31, 2004 resulted primarily from the $3.5 million (or $2.9 million, net of tax effect) charge to interest, recorded in connection with the repayment of the borrowings under our primary senior credit facility and certain subordinated notes with the proceeds from our Bond offering in February 2004, higher interest expense resulting from higher average debt balance during the period and various factors that negatively affected our product margins as discussed above. See note 5 of our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for the calculation of earnings per share.

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

Critical Accounting Policies

        The consolidated financial statements included elsewhere in this quarterly report on Form 10-Q are prepared in accordance with GAAP. The accounting policies discussed below are considered by our management and our audit committee to be critical to an understanding of our financial statements because their application depends on management's judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the notes to our audited consolidated financial statements for the year ended December 31, 2003 included in our annual report on Form 10-K/A filed on February 11, 2005, include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Valuation of Inventories

        We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers' demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers' demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $51.2 million and $47.4 million, net of a provision for excess and obsolete inventory of $2.4 million and $2.1 million, as of March 31, 2004 and December 31, 2003, respectively.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

        Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of March 31, 2004, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $58.9 million, $217.3 million and $115.5 million, respectively.

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

  •
  Valuation of Goodwill

        We have goodwill balances related to our consumer diagnostics and professional diagnostics reporting units, which amounted to $86.7 million and $130.6 million, respectively, as of March 31, 2004. As of December 31, 2003, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired. Because future cash flows and operating results used in the impairment review are based on management's projections and assumptions, future events can cause such projections to differ from those used at December 31, 2003, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our review as of December 31, 2003, that would require us to reassess whether the carrying values of our goodwill have been impaired.

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

Certain Factors Affecting Future Results

        There are various risks, including those described below, which may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2 and 53 of this report.

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
**10.1
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
**10.2
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
**10.3
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

**
Previously filed

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
EXPLANATORY NOTE
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