Form 10-Q/A
period 2004-06-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2005-02-14
CIK 1145460

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

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in this quarterly report on Form 10-Q and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements" beginning on pages 45 and 61, respectively, in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

 EXPLANATORY NOTE

        On December 2, 2004, we announced that our previously issued consolidated financial statements as of and for the years ended December 31, 2002 and 2003, and for the interim periods during 2004, contained an error in the application of accounting principles generally accepted in the United States of America relating to the calculation of our provision for income taxes and the related deferred taxes. In connection with a routine review of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended ("Form 10-K"), by the Securities and Exchange Commission's Division of Corporation Finance, we also revised our purchase price allocation in connection with our acquisition of the rapid diagnostics business that we acquired from Abbott Laboratories on September 30, 2003 in order to attribute approximately $5.7 million to customer related intangible assets acquired in the acquisition and to reduce goodwill by the same amount. We have also recorded as of the date of the acquisition approximately $11.3 million in other assets acquired from Abbott Laboratories, the amortization of which amounted to approximately $50,000 per quarter, that we had originally recognized in our Quarterly Report on Form 10-Q for the period ended September 30, 2004, and commenced amortization in connection with all amortizable acquired assets as of the same date. The impact of all additional non-cash amortization on our operating results, net of tax effect, was to reduce previously reported net income by approximately $800,000, or $0.04 per share, for the second quarter of 2004. This Amendment No. 1 (the "Amended Report") to our Quarterly Report on Form 10-Q for the period ended June 30, 2004 (the"Original Report") has been filed to address these issues in the Original Report and in the consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003, respectively, contained therein. We have also amended our Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and September 30, 2004.

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

        In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, August 9, 2004, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)
Net product sales	$86,730	$63,925	$174,931	$126,904
License revenue	1,997	1,792	4,497	3,915

Net revenue	88,727	65,717	179,428	130,819
Cost of sales	53,723	37,043	107,515	72,315

Gross profit	35,004	28,674	71,913	58,504

Operating expenses:
Research and development	7,992	5,957	15,415	10,642
Sales and marketing	13,661	12,157	28,012	23,698
General and administrative	14,137	8,010	25,457	16,376
Stock-based compensation(1)	—	—	—	6

Total operating expenses	35,790	26,124	68,884	50,722

Operating (loss) income	(786)	2,550	3,029	7,782
Interest expense, including amortization of discounts and write-off of deferred financing costs (Note 8)	(4,541)	(1,909)	(12,311)	(4,280)
Other income, net	29	5,732	476	6,020

(Loss) income before income taxes	(5,298)	6,373	(8,806)	9,522

Income tax provision	1,759	1,152	1,922	2,389

Net (loss) income	$(7,057)	$5,221	$(10,728)	$7,133

Net (loss) income available to common stockholders—basic (Note 5)	$(7,057)	$5,080	$(11,477)	$6,818

Net (loss) income available to common stockholders—diluted (Note 5)	$(7,057)	$5,229	$(11,477)	$7,149

Net (loss) income per common share—basic (Note 5)	$(0.36)	$0.36	$(0.59)	$0.49

Net (loss) income per common share—diluted (Note 5)	$(0.36)	$0.31	$(0.59)	$0.43

Weighted average shares—basic (Note 5)	19,701	14,021	19,568	13,911

Weighted average shares—diluted (Note 5)	19,701	16,660	19,568	16,551

(1)
The charge for stock-based compensation for the six months ended June 30, 2003 was classified as general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$21,995	$24,622
Accounts receivable, net of allowances of $7,650 at June 30, 2004 and $7,492 at December 31, 2003	53,385	55,418
Inventories	55,069	47,423
Deferred tax assets	1,178	1,178
Prepaid expenses and other current assets	9,147	10,599

Total current assets	140,774	139,240

Property, plant and equipment, net	61,003	57,773
Goodwill	222,527	216,733
Other intangible assets with indefinite lives	50,054	46,719
Core technology and patents, net	36,845	37,942
Other intangible assets, net	29,837	32,679
Deferred financing costs, net, and other non-current assets	8,912	7,457
Deferred tax assets	1,130	1,456

Total assets	$551,082	$539,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,519	$14,055
Current portion of capital lease obligations	460	457
Accounts payable	32,119	38,006
Accrued expenses and other current liabilities	47,347	41,122

Total current liabilities	81,445	93,640

Long-term liabilities:
Long-term debt, net of current portion	188,011	159,838
Capital lease obligations, net of current portion	1,593	1,831
Deferred tax liabilities	11,496	9,118
Other long-term liabilities	3,585	3,307

Total long-term liabilities	204,685	174,094

Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,667 shares
Issued—2,527 shares at June 30, 2004 and December 31, 2003
Outstanding—none at June 30, 2004 and 208 shares at December 31, 2003	—	6,185

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized—2,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized—50,000 shares
Issued and outstanding—20,259 shares at June 30, 2004 and 19,640 shares at December 31, 2003	20	20
Additional paid-in capital	352,185	341,703
Notes receivable from stockholders	(14,691)	(14,691)
Accumulated deficit	(84,242)	(72,765)
Accumulated other comprehensive income	11,680	11,813

Total stockholders' equity	264,952	266,080

Total liabilities and stockholders' equity	$551,082	$539,999

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2004	2003
	(restated)	(restated)
Cash Flows from Operating Activities:
Net (loss) income	$(10,728)	$7,133
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Interest expense related to amortization and/or write-off of noncash original issue discount and deferred financing costs	3,960	648
Noncash gain related to interest rate swap agreement	(434)	(87)
Noncash stock-based compensation expense	—	6
Depreciation and amortization	11,379	7,051
Deferred income taxes	1,282	1,313
Other noncash items	(79)	(2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	2,569	(832)
Inventories	(6,659)	(3,368)
Prepaid expenses and other current assets	1,430	(2,142)
Accounts payable	(6,508)	(1,737)
Accrued expenses and other current liabilities	9,534	(6,297)
Increase in other long-term liabilities	302	—

Net cash provided by operating activities	6,048	1,686

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(9,925)	(5,555)
Proceeds from sale of property, plant and equipment	182	143
Payments for acquisitions and intellectual property	(8,486)	(4,221)
Increase in other assets	(794)	(593)

Net cash used in investing activities	(19,023)	(10,226)

Cash Flows from Financing Activities:
Cash paid for financing costs	(5,117)	(112)
Proceeds from issuance of common stock, net of issuance costs	546	809
Proceeds from issuance of senior subordinated notes	150,000	—
Net (repayment) proceeds from revolving lines of credit	(39,958)	2,313
Repayments of notes payable	(94,505)	(2,651)
Principal payments of capital lease obligations	(242)	(340)

Net cash provided by financing activities	10,724	19

Foreign exchange effect on cash and cash equivalents	(376)	2,873

Net decrease in cash and cash equivalents	(2,627)	(5,648)
Cash and cash equivalents, beginning of period	24,622	30,668

Cash and cash equivalents, end of period	$21,995	$25,020

Supplemental Disclosure of Noncash Activities:
Dividends, redemption interest and amortization of beneficial conversion feature related to preferred stock	$749	$315

Fair value of stock issued for acquisitions and intellectual property	$3,002	$26,037

Fair value of assumed and fully-vested stock options and warrants for acquisitions	$—	$1,752

Conversion of preferred stock into common stock	$6,934	$—

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

        In connection with our restatements for the years ended December 31, 2003 and 2002, as discussed in our 2003 annual report on Form 10-K/A, Amendment No. 3, we also restated our consolidated financial statements for the three and six months ended June 30, 2004 and 2003, respectively, to reflect corrections to our income tax provisions and revisions to the purchase price allocation for the acquisition of the rapid diagnostics business from Abbott Laboratories on September 30, 2003 (and the resulting additional non-cash amortization charges). Such adjustments are reflected in the accompanying consolidated financial statements for the three and six months ended June 30, 2004 and 2003, respectively, and discussed in Note 13 herein.

(2) Cash and Cash Equivalents

        We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2004, our cash equivalents consisted of money market funds.

(3) Inventories

        Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Raw materials	$22,761	$19,986
Work-in-process	15,633	12,631
Finished goods	16,675	14,806

	$55,069	$47,423

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

        Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, our net (loss) income would have been (increased) decreased to the pro forma amounts indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003(b)	2004	2003(b)
	(restated)	(restated)	(restated)	(restated)
	(in thousands, except per share amounts)
Net (loss) income—as reported	$(7,057)	$5,221	$(10,728)	$7,133
Stock-based employee compensation—as reported(a)	—	—	—	1
Pro forma stock-based employee compensation	(1,203)	(1,022)	(2,805)	(2,222)

Net (loss) income—pro forma	$(8,260)	$4,199	$(13,533)	$4,912

(Loss) income per share—basic:
Net (loss) income per share—as reported	$(0.36)	$0.36	$(0.59)	$0.49
Stock-based employee compensation—as reported	—	—	—	—
Pro forma stock-based employee compensation	(0.06)	(0.07)	(0.15)	(0.16)

Net (loss) income per share—pro forma	$(0.42)	$0.29	$(0.74)	$0.33

(Loss) income per share—diluted:
Net (loss) income per share—as reported	$(0.36)	$0.31	$(0.59)	$0.43
Stock-based employee compensation—as reported	—	—	—	—
Pro forma stock-based employee compensation	(0.06)	(0.06)	(0.15)	(0.14)

Net (loss) income per share—pro forma	$(0.42)	$0.25	$(0.74)	$0.29

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

(5) Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)
	(in thousands, except per share amounts)
Numerator:
Net (loss) income	$(7,057)	$5,221	$(10,728)	$7,133
Dividends, redemption interest and amortization of beneficial conversion feature related to Series A Preferred Stock	—	(141)	(749)	(315)

Net (loss) income available to common stockholders—basic	(7,057)	5,080	(11,477)	6,818
Interest on convertible promissory notes and dividends and redemption interest related to Series A Preferred Stock	—	149	—	331

Net (loss) income available to common stockholders—diluted	$(7,057)	$5,229	$(11,477)	$7,149

Denominator:
Denominator for basic (loss) income per share—weighted average shares	19,701	14,021	19,568	13,911
Effect of dilutive securities:
Employee stock options	—	479	—	416
Warrants	—	171	—	156
Restricted stock and escrow shares	—	999	—	1,078
Convertible promissory notes	—	344	—	344
Series A Preferred Stock	—	646	—	646

Dilutive potential common shares	—	2,639	—	2,640

Denominator for dilutive (loss) income per share—adjusted weighted average shares and assumed conversions	19,701	16,660	19,568	16,551

Net (loss) income per share—basic	$(0.36)	$0.36	$(0.59)	$0.49

Net (loss) income per share—diluted	$(0.36)	$0.31	$(0.59)	$0.43

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

(7) Comprehensive Income or Loss

        Comprehensive income or loss represents net income or loss plus other comprehensive income or loss items. Our other comprehensive income or loss includes primarily foreign currency translation adjustments, and to a lesser extent, pension adjustments. For the three and six months ended June 30, 2004, we generated a comprehensive loss of $7.6 million and $10.9 million, respectively, and for the three and six months ended June 30, 2003, we generated comprehensive income of $6.7 million and $8.6 million, respectively.

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

        We evaluate performance based on revenue and earnings before taxes.

        Segment information for the three and six months ended June 30, 2004 and 2003 is as follows:

	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
	(in thousands)
Three Months Ended June 30, 2004
Net revenue from external customers	$56,355	$32,372	$—	$88,727
Income (loss) before income taxes (restated)	1,635	689	(7,622)	(5,298)
Three Months Ended June 30, 2003
Net revenue from external customers	48,919	16,798	—	65,717
Income (loss) before income taxes	4,631	1,754	(12)	6,373
Six Months Ended June 30, 2004
Net revenue from external customers	117,064	62,364	—	179,428
Income (loss) before income taxes (restated)	5,640	52	(14,498)	(8,806)
Six Months Ended June 30, 2003 (restated)
Net revenue from external customers	97,159	33,660	—	130,819
Income (loss) before income taxes	10,131	3,205	(3,814)	9,522
Assets at June 30, 2004 (restated)	277,549	268,463	5,070	551,082
Assets at December 31, 2003 (restated)	281,148	254,756	4,095	539,999

(12) Material Contingencies

        Our material pending legal proceedings are described in the section of our annual report on Form 10-K/A for the year ended December 31, 2003 titled "Item 3. Legal Proceedings." Material developments in our material pending legal proceedings are described in this quarterly report on Form 10-Q in "Part II. Item 1. Legal Proceedings."

(13) Restatements

        In connection with our restatements for the years ended December 31, 2003 and 2002, as discussed in our 2003 annual report on Form 10-K/A, Amendment No. 3, we also restated our previously issued consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003, respectively, to correct an error in the calculation of the provisions for income taxes and the related deferred tax accounts. We should have reported gross, certain deferred tax liabilities associated with temporary differences related to differing tax and book bases of goodwill and other intangible assets. As a result, we have recorded an additional valuation allowance against the deferred tax assets associated with certain net operating loss carry forwards. The correction of this error resulted in incremental non-cash provisions of income taxes in the amount of $641,000 for the second quarter of 2004. In addition, we revised the purchase price allocation in connection with our acquisition of the rapid diagnostic product lines from Abbott Laboratories (the "Abbott business") on September 30, 2003 to attribute $5.7 million to customer related intangible assets acquired in the acquisition. We have also recorded and commenced to amortize as of the date of the acquisition $11.3 million of other assets acquired from Abbott, the amortization of which amounted to approximately $51,000 per quarter, that we had originally recognized in our Quarterly Report on Form 10-Q for the period ended September 30, 2004. Goodwill generated in connection with the acquisition of the Abbott business is reduced by these amounts. The impact of this revision of the purchase price allocation is to increase amortization expense by $850,000 for the second quarter of 2004. The restatements as a result of the error in the calculation of the provision for income taxes and related deferred tax accounts and the revision of the purchase price allocation in connection with the acquisition of the Abbott business and the resultant incremental amortization are reflected in the amounts below as "as restated."

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

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
	As restated	As reported	As restated		As reported
	(in thousands, except per share amounts)
Cost of sales	$53,723	$53,672	$	*	$	*
Sales and marketing	13,661	12,862		*		*
Income tax provision	1,759	1,118		1,152		771
Net (loss) income	(7,057)	(5,566)		5,221		5,602
Net (loss) income per common share—basic	$(0.36)	$(0.28)		$0.36		$0.39
Net (loss) income per common share—diluted	(0.36)	(0.28)		0.31		0.34
	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	As restated	As reported	As restated		As reported
	(in thousands, except per share amounts)
Cost of sales	$107,515	$107,413	$	*	$	*
Sales and marketing	28,012	26,413		*		*
Income tax provision	1,922	640		2,389		1,627
Net (loss) income	(10,728)	(7,745)		7,133		7,895
Net (loss) income per common share—basic	$(0.59)	$(0.43)		$0.49		$0.54
Net (loss) income per common share—diluted	(0.59)	(0.43)		0.43		0.48

	June 30, 2004		December 31, 2003
	As restated	As reported	As restated	As reported
	(in thousands)
Inventories	$55,069	$54,689	$47,423	$47,043
Property, plant and equipment, net	61,003	60,229	57,773	56,999
Goodwill	222,527	239,586	216,733	233,792
Other intangible assets with indefinite lives	50,054	41,454	46,719	38,119
Core Technology and patents, net	36,845	35,428	37,942	36,423
Other intangible assets, net	29,837	26,500	32,679	27,743
Deferred tax assets, non-current	1,130	5,031	1,456	4,075
Accumulated deficit	(84,242)	(77,790)	(72,765)	(69,296)

        All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes hereto.

*
These accounts were not restated.

(14) Guarantor Financial Information

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2004
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$5,154	$35,639	$56,540	$(10,603)	$86,730
License revenue	—	24	1,973	—	1,997

Net revenue	5,154	35,663	58,513	(10,603)	88,727
Cost of sales	4,723	25,002	35,856	(11,858)	53,723

Gross profit	431	10,661	22,657	1,255	35,004
Operating expenses:
Research and development	4	887	7,101	—	7,992
Sales and marketing	546	5,959	7,156	—	13,661
General and administrative	3,212	4,059	6,866	—	14,137

Total operating expenses	3,762	10,905	21,123	—	35,790

Operating (loss) income	(3,331)	(244)	1,534	1,255	(786)
Equity in earnings of subsidiaries, net of tax	272	—	—	(272)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(3,814)	(368)	(1,321)	962	(4,541)
Other income (expense), net	998	150	(157)	(962)	29

(Loss) income before income taxes	(5,875)	(462)	56	983	(5,298)
Income tax provision (benefit)	1,182	960	(383)	—	1,759

Net (loss) income	$(7,057)	$(1,422)	$439	$983	$(7,057)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2003
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$5,982	$21,372	$48,877	$(12,306)	$63,925
License revenue	—	—	1,792	—	1,792

Net revenue	5,982	21,372	50,669	(12,306)	65,717
Cost of sales	4,940	13,740	29,215	(10,852)	37,043

Gross profit	1,042	7,632	21,454	(1,454)	28,674
Operating expenses:
Research and development	68	153	5,736	—	5,957
Sales and marketing	565	5,181	6,411	—	12,157
General and administrative	1,759	1,285	4,966	—	8,010

Total operating expenses	2,392	6,619	17,113	—	26,124

Operating (loss) income	(1,350)	1,013	4,341	(1,454)	2,550
Equity in earnings of subsidiaries, net of tax	3,303	—	—	(3,303)	—
Interest expense, including amortization of discounts	(779)	(282)	(996)	148	(1,909)
Other income (expense), net	4,172	(1,005)	2,713	(148)	5,732

Income (loss) before income taxes	5,346	(274)	6,058	(4,757)	6,373
Income tax provision	125	438	520	69	1,152

Net income (loss)	$5,221	$(712)	$5,538	$(4,826)	$5,221

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2004
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$9,929	$69,830	$118,102	$(22,930)	$174,931
License revenue	—	46	4,451	—	4,497

Net revenue	9,929	69,876	122,553	(22,930)	179,428
Cost of sales	9,767	47,794	74,590	(24,636)	107,515

Gross profit	162	22,082	47,963	1,706	71,913
Operating expenses:
Research and development	100	1,515	13,800	—	15,415
Sales and marketing	1,017	11,930	15,065	—	28,012
General and administrative	5,527	6,767	13,163	—	25,457

Total operating expenses	6,644	20,212	42,028	—	68,884

Operating (loss) income	(6,482)	1,870	5,935	1,706	3,029
Equity in earnings of subsidiaries, net of tax	1,236	—	—	(1,236)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(6,987)	(4,038)	(2,889)	1,603	(12,311)
Other income, net	1,729	246	104	(1,603)	476

(Loss) income before income taxes	(10,504)	(1,922)	3,150	470	(8,806)
Income tax provision	224	1,233	465	—	1,922

Net (loss) income	$(10,728)	$(3,155)	$2,685	$470	$(10,728)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2003
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$11,719	$44,333	$91,480	$(20,628)	$126,904
License revenue	—	31	3,884	—	3,915

Net revenue	11,719	44,364	95,364	(20,628)	130,819
Cost of sales	9,430	27,252	56,017	(20,384)	72,315

Gross profit	2,289	17,112	39,347	(244)	58,504
Operating expenses:
Research and development	137	279	10,226	—	10,642
Sales and marketing	1,118	10,561	12,019	—	23,698
General and administrative	3,556	2,496	10,324	—	16,376
Stock-based compensation	6	—	—	—	6

Total operating expenses	4,817	13,336	32,569	—	50,722

Operating (loss) income	(2,528)	3,776	6,778	(244)	7,782
Equity in earnings of subsidiaries, net of tax	7,354	—	—	(7,354)	—
Interest expense, including amortization of discounts	(1,965)	(588)	(2,023)	296	(4,280)
Other income (expense), net	4,522	(976)	2,770	(296)	6,020

Income before income taxes	7,383	2,212	7,525	(7,598)	9,522
Income tax provision	250	903	1,051	185	2,389

Net income	$7,133	$1,309	$6,474	$(7,783)	$7,133

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
June 30, 2004
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$458	$9,389	$12,148	$—	$21,995
Accounts receivable, net of allowances	2,063	25,690	25,632	—	53,385
Inventories	5,531	18,423	35,732	(4,617)	55,069
Deferred tax assets	—	—	1,178	—	1,178
Prepaid expenses and other current assets	1,767	1,497	5,883	—	9,147
Intercompany receivables	56,412	14,291	14,791	(85,494)	—

Total current assets	66,231	69,290	95,364	(90,111)	140,774

Property, plant and equipment, net	2,475	10,894	47,634	—	61,003
Goodwill	30,505	95,404	96,618	—	222,527
Other intangible assets with indefinite lives	—	12,420	37,634	—	50,054
Core technology and patents, net	2,689	5,915	28,241	—	36,845
Other intangible assets, net	5,194	15,647	8,996	—	29,837
Deferred financing costs, net, and other non-current assets	6,314	1,539	1,059	—	8,912
Deferred tax assets	(520)	(1,629)	2,821	458	1,130
Investment in subsidiaries	232,343	(716)	—	(231,627)	—
Intercompany notes receivable	119,152	14,263	—	(133,415)	—

Total assets	$464,383	$223,027	$318,367	$(454,695)	$551,082

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$1,519	$—	$1,519
Current portion of capital lease obligations	—	2	458	—	460
Accounts payable	784	8,846	22,489	—	32,119
Accrued expenses and other current liabilities	12,259	14,114	20,974	—	47,347
Intercompany payables	11,232	15,366	58,896	(85,494)	—

Total current liabilities	24,275	38,328	104,336	(85,494)	81,445

Long-term liabilities:
Long-term debt, net of current portion	175,156	—	12,855	—	188,011
Capital lease obligations, net of current portion	—	6	1,587	—	1,593
Deferred tax liabilities	—	1,753	9,743	—	11,496
Other long-term liabilities	—	—	3,585	—	3,585
Intercompany notes payable	—	68,139	65,226	(133,365)	—

Total long-term liabilities	175,156	69,898	92,996	(133,365)	204,685

Stockholders' equity	264,952	114,801	121,035	(235,836)	264,952

Total liabilities and stockholders' equity	$464,383	$223,027	$318,367	$(454,695)	$551,082

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2003
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,708	$11,058	$11,856	$—	$24,622
Accounts receivable, net of allowances	3,915	29,505	21,998	—	55,418
Inventories	4,463	19,737	29,360	(6,137)	47,423
Deferred tax assets	—	—	1,178	—	1,178
Prepaid expenses and other current assets	1,365	1,507	7,727	—	10,599
Intercompany receivables	6,073	11,785	8,911	(26,769)	—

Total current assets	17,524	73,592	81,030	(32,906)	139,240

Property, plant and equipment, net	1,199	10,405	46,169	—	57,773
Goodwill	48,704	73,188	94,841	—	216,733
Other intangible assets with indefinite lives	—	9,092	37,627	—	46,719
Core technology and patents, net	8,193	293	29,456	—	37,942
Other intangible assets, net	6,437	15,400	10,842	—	32,679
Deferred financing costs, net, and other non-current assets	2,015	4,150	1,292	—	7,457
Deferred tax assets	(295)	(571)	2,322	—	1,456
Investment in subsidiaries	204,553	—	—	(204,553)	—
Intercompany notes receivable	120,918	94,208	—	(215,126)	—

Total assets	$409,248	$279,757	$303,579	$(452,585)	$539,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$14,055	$—	$14,055
Current portion of capital lease obligations	—	18	439	—	457
Accounts payable	4,448	11,431	22,127	—	38,006
Accrued expenses and other current liabilities	8,641	14,879	17,602	—	41,122
Intercompany payables	6,512	8,036	12,226	(26,774)	—

Total current liabilities	19,601	34,364	66,449	(26,774)	93,640

Long-term liabilities:
Long-term debt, net of current portion	34,056	91,974	33,808	—	159,838
Capital lease obligations, net of current portion	—	20	1,811	—	1,831
Deferred tax liabilities	—	1,752	7,366	—	9,118
Other long-term liabilities	—	—	3,307	—	3,307
Intercompany notes payable	83,326	57,186	74,611	(215,123)	—

Total long-term liabilities	117,382	150,932	120,903	(215,123)	174,094

Series A redeemable convertible preferred stock	6,185	—	—	—	6,185

Stockholders' equity	266,080	94,461	116,227	(210,688)	266,080

Total liabilities and stockholders' equity	$409,248	$279,757	$303,579	$(452,585)	$539,999

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2004
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(10,728)	$(3,155)	$2,685	$470	$(10,728)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(1,236)	—	—	1,236	—
Interest expense related to amortization and/or write-off of non-cash original issue discount, and deferred financing costs	548	3,064	348	—	3,960
Noncash gain related to interest rate swap agreement	(434)	—	—	—	(434)
Depreciation and amortization	818	2,371	8,190	—	11,379
Deferred income taxes	224	1,058	—	—	1,282
Other noncash items	—	(46)	(33)	—	(79)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,852	2,968	(2,251)	—	2,569
Inventories	(1,068)	1,385	(5,270)	(1,706)	(6,659)
Prepaid expenses and other current assets	(403)	(3)	1,836	—	1,430
Intercompany payables or receivables	(123,714)	90,763	32,794	157	—
Accounts payable	(3,666)	(2,641)	(201)	—	(6,508)
Accrued expenses and other current liabilities	6,550	(1,006)	3,990	—	9,534
Increase in other long-term liabilities	—	—	302	—	302

Net cash (used in) provided by operating activities	(131,257)	94,758	42,390	157	6,048

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2003
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$7,133	$1,309	$6,474	$(7,783)	$7,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(7,352)	—	—	7,352	—
Interest expense related to amortization of noncash original issue discount and deferred financing costs	228	136	284	—	648
Noncash gain related to interest rate swap agreement	(87)	—	—	—	(87)
Noncash stock-based compensation expense	6	—	—	—	6
Depreciation and amortization	297	1,303	5,451	—	7,051
Deferred income taxes	224	538	366	185	1,313
Other noncash items	—	(25)	23	—	(2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(510)	(1,512)	1,190	—	(832)
Inventories	(224)	1,683	(5,073)	246	(3,368)
Prepaid expenses and other current assets	(549)	862	(2,455)	—	(2,142)
Intercompany payables or receivables	6,158	(5,183)	(327)	(648)	—
Accounts payable	(831)	(1,106)	200	—	(1,737)
Accrued expenses and other current liabilities	597	(2,604)	(4,290)	—	(6,297)

Net cash provided by (used in) operating activities	5,090	(4,599)	1,843	(648)	1,686

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

        Despite the growth in our revenue, for the three and six months ended June 30, 2004, we recorded a net loss of $7.1 million and $10.7 million, respectively, compared to net income of $5.2 million and $7.1 million for the three and six months ended June 30, 2003, respectively. Factors that contributed to the significant loss in 2004 through June, as compared to the income in the comparable period of 2003, include (i) reduction of approximately 160 basis points in our overall gross margin due to fluctuations in foreign currencies that are unfavorable to our core pregnancy product margins, (ii) reduction of approximately 200 basis points in our overall gross margin due to margin erosion in our nutritionals business, (iii) significant research and development spending, (iv) higher interest expense due to higher average debt balance and weighted average interest rate primarily resulted from our decision to refinance our debt in February 2004, and (v) the recording of a reserve for potential bad debt and unsaleable inventory totaling $1.5 million. Additionally, the income recorded for the three and six months ended June 30, 2003 included a one-time recording of income of $3.8 million from a settlement with Unilever Plc in the second quarter of 2003 and $1.2 million in past royalties received as part of a patent infringement settlement in May 2003, both of which were recorded in other income in the consolidated statements of operations in those periods.

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

Restatements

        In connection with our restatements for the years ended December 31, 2003 and 2002, as discussed in our 2003 annual report on Form 10-K/A, Amendment No. 3, we also restated our consolidated financial statements for the three and six months ended June 30, 2004 and 2003, respectively, to reflect corrections to our income tax provisions as well as revisions to the purchase price allocation in connection with our acquisition of the Abbott business on September 30, 2003 (and the resulting additional non cash amortization). Such adjustments are reflected in the accompanying consolidated interim financial information for the three and six months ended June 30, 2004 and 2003, respectively, and discussed in Note 13 hereto.

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

        Gross Profit and Margin.    Gross profit increased by $6.3 million, or 22%, to $35.0 million for the three months ended June 30, 2004 from $28.7 million for the three months ended June 30, 2003. Gross profit increased by $13.4 million, or 23%, to $71.9 million for the six months ended June 30, 2004 from $58.5 million for the six months ended June 30, 2003. The gross profit increase, comparing the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003, resulted from the businesses that we acquired in the second half of 2003: (i) the rapid diagnostic product lines from Abbott, which contributed $4.9 million and $9.8 million of such increase in the respective periods, and (ii) ABI, which contributed $1.8 million and $3.8 million of such increase. Although organic growth, primarily the launch of our Clearblue Easy Digital pregnancy test in June 2003, the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003 and the growth in our professional diagnostics base business, also contributed to the increase in our overall gross profit, such increases were offset by declining profits from our nutritional supplements business. Gross profit from our nutritional supplements business principally the private label business, declined by $1.8 million and $2.5 million, comparing the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003, respectively, while sales of nutritional supplements increased. Our private label nutritional supplements business has suffered from excess capacity in the industry which led to increasing price competition.

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

        Gross Profit from Net Product Sales by Business Segment.    Gross profit from net product sales represents total gross profits less gross profits associated with license revenue. Gross profit from total net product sales increased by $6.1 million, or 22%, to $33.8 million for the three months ended June 30, 2004 from $27.7 million for the three months ended June 30, 2003. Gross profit from total net product sales increased by $12.9 million, or 23%, to $69.1 million for the six months ended June 30, 2004 from $56.1 million for the six months ended June 30, 2003. Gross profit from net product sales by business segment for the three and six months ended June 30, 2004 and 2003, respectively, are as follows:

	Three Months ended June 30,
				Six Months ended June 30,
			% Increase			% Increase
	2004	2003		2004	2003
	(restated)			(restated)	(restated)
	(in thousands)
Consumer products	$21,458	$20,449	5%	$45,358	$42,351	7%
Professional diagnostic products	12,390	7,212	73%	23,714	13,796	73%

Total gross profit from net product sales	$33,848	$27,661	22%	$69,072	$56,147	23%

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

        The increase in gross profit from our professional diagnostic product sales, comparing the three and six months ended June 30, 2004 to the same periods in 2003, primarily resulted from our acquisitions of the Abbott TestPack, Abbott TestPack plus and Signify product lines from Abbott and ABI. The Abbott professional diagnostic products generated $3.4 million and $7.1 million in gross profit for the three and six months ended June 30, 2004, respectively. The ABI products generated $1.7 million and $3.7 million gross profit for the three and six months ended June 30, 2004, respectively.

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

        Sales and Marketing Expense.    Sales and marketing expense increased by $1.5 million, or 12%, to $13.7 million for the three months ended June 30, 2004 from $12.2 million for the three months ended June 30, 2003. Sales and marketing expense increased by $4.3 million, or 18%, to $28.0 million for the six months ended June 30, 2004 from $23.7 million for the six months ended June 30, 2003. A significant portion of our sales and marketing spending occurs at our European subsidiaries. Therefore, and as a result of the continued weak U.S. Dollar, the currency adjusted increase in sales and marketing expense, comparing the three and six months ended June 30, 2004 to the same periods in 2003, was $1.1 million and $3.0 million, respectively. The currency adjusted increase in sales and marketing expense primarily resulted from our various acquisitions since June 2003, particularly as a result of amortization of acquired customer related intangible assets.

        Sales and marketing expense as a percentage of net product sales decreased to 16% for both the three and six months ended June 30, 2004 from 19% for both the three and six months ended June 30, 2003, which primarily resulted from the shift to our professional diagnostics business which generally incur lower sales and marketing expense as a percentage of sales compared to our consumer products business.

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

        Income Tax Provision.    During the three and six months ended June 30, 2004, we recorded an income tax provision of $1.8 million and $1.9 million, respectively, compared to $1.2 million and $2.4 million for the three and six months ended June 30, 2003, respectively. The 2004 provision recorded relates to foreign and state income taxes and to the recognition of a U.S. deferred tax liability related to temporary differences between the book and taxes bases of the goodwill and certain intangible assets with indefinite lives created as part of the acquisition of the Abbott business. Although we incurred a pre-tax loss in 2004, certain domestic and foreign subsidiaries realized pre-tax income. These subsidiaries recorded a tax provision based on the applicable statutory income tax rates. The effective tax rate was (33)% and (22)% for the three and six months ended June 30, 2004, respectively, compared to 18% and 25% for the three and six months ended June 30, 2003, respectively. The significant change in the effective tax rates is primarily due to our inability to benefit current losses in most tax jurisdictions.

        Net (Loss) Income.    We incurred a net loss for the three and six months ended June 30, 2004 of $7.1 million and $10.7 million, respectively, while for the three and six months ended June 30, 2003, we generated net income of $5.2 million and $7.1 million, respectively. After taking into account charges for redemption premium and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had a net loss available to common stockholders of $7.1 million, or $0.36 per basic and diluted common share, for the three months ended June 30, 2004, compared to basic and diluted income available to common stockholders of $5.1 million and $5.2 million, or $0.36 and $0.31 per basic and diluted common share, respectively, for the three months ended June 30, 2003. We had a net loss available to common stockholders of $11.5 million, or $0.59 per basic and diluted common share, for the six months ended June 30, 2004, compared to basic and diluted income available to common stockholders of $6.8 million and $7.1 million, or $0.49 and $0.43 per basic and diluted common share, respectively, for the six months ended June 30, 2003. The loss for the three and six months ended June 30, 2004 and the income recorded in the same periods in 2003 resulted primarily from the various factors as discussed above. See note 5 of our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for the calculation of earnings per share.

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

Valuation of Inventories

        We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers' demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers' demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $55.1 million and $47.0 million, net of a provision for excess and obsolete inventory of $3.1 million and $2.1 million, as of June 30, 2004 and December 31, 2003, respectively.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

        Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of June 30, 2004, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $61.0 million, $222.5 million and $116.7 million, respectively.

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

  •
  Valuation of Goodwill

        We have goodwill balances related to our consumer diagnostics and professional diagnostics reporting units, which amounted to $86.7 million and $135.8 million, respectively, as of June 30, 2004. As of December 31, 2003, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired. Because future cash flows and operating results used in the impairment review are based on management's projections and assumptions, future events can cause such projections to differ from those used at December 31, 2003, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our review as of December 31, 2003, that would require us to reassess whether the carrying values of our goodwill have been impaired.

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

        We do not accrue for potential losses on legal proceedings where our company is the defendant when we are not able to reasonably estimate our potential liability, if any, due to uncertainty as to the nature, extent and validity of the claims against us, uncertainty as to the nature and extent of the damages or other relief sought by the plaintiff and the complexity of the issues involved. Our potential liability, if any, in a particular case may become reasonably estimatable and probable as the case progresses, in which case we will begin accruing for the expected loss.

Certain Factors Affecting Future Results

        The risk factors described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2, 28 and 61 of this report.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.
  Exhibits:

Exhibit No.	Description
**4.1	First Supplemental Indenture, dated as of June 15, 2004, among Inverness Medical Innovations, Inc., the Guarantors, Advantage Diagnostics Corporation and U.S. Bank Trust National Association, as Trustee.

**10.1	Sixth Amendment and Consent to Second Amended and Restated Credit Agreement, dated as of June 1, 2004, by and among General Electric Capital Corporation, as Agent and lender, Inverness Medical Innovations, Inc., Wampole Laboratories, LLC, Inverness Medical (UK) Holdings Limited, the other Credit Parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, co-syndication agent and Lender, UBS Securities, LLC, as co-syndication agent and lender, and the lenders signatory thereto from time to time.
**10.2	Seventh Amendment and Consent to Second Amended and Restated Credit Agreement, dated as of July 27, 2004 by and among General Electric Capital Corporation, as Agent and lender, Inverness Medical Innovations, Inc., Wampole Laboratories, LLC, Inverness Medical (UK) Holdings Limited, the other Credit Parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, co-syndication agent and Lender, UBS Securities, LLC, as co-syndication agent and lender, and the lenders signatory thereto from time to time.
*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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