Form 10-Q/A
period 2004-09-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2005-02-14
CIK 1145460

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

 EXPLANATORY NOTE

        On December 2, 2004, we announced that our previously issued consolidated financial statements as of and for the years ended December 31, 2002 and 2003, and for the interim periods during 2004, contained an error in the application of accounting principles generally accepted in the United States of America relating to the calculation of our provision for income taxes and the related deferred taxes. In connection with a routine review of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as amended ("Form 10-K"), by the Securities and Exchange Commission's Division of Corporation Finance, we also revised our purchase price allocation in connection with our acquisition of the rapid diagnostics business that we acquired from Abbott Laboratories on September 30, 2003 in order to attribute approximately $5.7 million to customer related intangible assets acquired in the acquisition and to reduce goodwill by the same amount. We have also recorded as of the date of the acquisition approximately $11.3 million in other assets acquired from Abbott Laboratories, the amortization of which amounted to approximately $50,000 per quarter, that we had originally recognized in our Quarterly Report on Form 10-Q for the period ended September 30, 2004 (the "Original Report"), and commenced amortization in connection with all amortizable acquired assets as of the same date. The impact of all additional non-cash amortization on our operating results, net of tax effect, was to reduce previously reported net income by approximately $800,000, or $0.04 per share, for the third quarter of 2004. This Amendment No. 1 (the "Amended Report") to Original Report has been filed to address both these issues in the Original Report and in the consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003, respectively, contained therein. We have also amended our Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004.

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

        In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, November 9, 2004, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)
Net product sales	$94,698	$69,278	$269,629	$196,182
License revenue	2,807	3,115	7,304	7,030

Net revenue	97,505	72,393	276,933	203,212
Cost of sales (Note 11)	59,171	40,902	166,686	113,217

Gross profit	38,334	31,491	110,247	89,995

Operating expenses:
Research and development	7,850	6,413	23,265	17,055
Sales and marketing	14,824	13,251	42,836	36,949
General and administrative	13,053	7,637	38,510	24,013
Stock-based compensation(1)	—	60	—	66

Total operating expenses	35,727	27,361	104,611	78,083

Operating income	2,607	4,130	5,636	11,912
Interest expense, including amortization of discounts and write-off of deferred financing costs (Note 8)	(4,846)	(2,443)	(17,157)	(6,723)
Other income, net	1,179	367	1,655	6,387

(Loss) income before income taxes	(1,060)	2,054	(9,866)	11,576
Income tax provision	1,202	773	3,124	3,162

Net (loss) income	$(2,262)	$1,281	$(12,990)	$8,414

Net (loss) income available to common stockholders—basic (Note 5)	$(2,262)	$1,138	$(13,739)	$7,956

Net (loss) income available to common stockholders—diluted (Note 5)	$(2,262)	$1,138	$(13,739)	$8,091

Net (loss) income per common share—basic (Note 5)	$(0.11)	$0.07	$(0.69)	$0.54

Net (loss) income per common share—diluted (Note 5)	$(0.11)	$0.06	$(0.69)	$0.48

Weighted average shares—basic (Note 5)	20,296	16,301	19,813	14,719

Weighted average shares—diluted (Note 5)	20,296	18,176	19,813	16,788

(1)
The charge for stock-based compensation for the three and nine months ended September 30, 2003 was classified as general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$18,944	$24,622
Accounts receivable, net of allowances of $8,734 at September 30, 2004 and $7,492 at December 31, 2003	57,665	55,418
Inventories	57,668	47,423
Deferred tax assets	1,178	1,178
Prepaid expenses and other current assets	10,893	10,599

Total current assets	146,348	139,240

Property, plant and equipment, net	62,645	57,773
Goodwill	222,449	216,733
Other intangible assets with indefinite lives	50,092	46,719
Core technology and patents, net	40,920	37,942
Other intangible assets, net	28,965	32,679
Deferred financing costs, net, and other non-current assets	8,795	7,457
Deferred tax assets	495	1,456

Total assets	$560,709	$539,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$52	$14,055
Current portion of capital lease obligations	458	457
Accounts payable	35,225	38,006
Accrued expenses and other current liabilities	45,066	41,122

Total current liabilities	80,801	93,640

Long-term liabilities:
Long-term debt, net of current portion	198,128	159,838
Capital lease obligations, net of current portion	1,477	1,831
Deferred tax liabilities	11,511	9,118
Other long-term liabilities	4,981	3,307

Total long-term liabilities	216,097	174,094

Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,667 shares
Issued—2,527 shares at September 30, 2004 and December 31, 2003
Outstanding—none at September 30, 2004 and 208 shares at December 31, 2003	—	6,185

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized—2,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized—50,000 shares
Issued and outstanding—20,325 shares at September 30, 2004 and 19,640 shares at December 31, 2003	20	20
Additional paid-in capital	353,060	341,703
Notes receivable from stockholders	(14,691)	(14,691)
Accumulated deficit	(86,500)	(72,765)
Accumulated other comprehensive income	11,922	11,813

Total stockholders' equity	263,811	266,080

Total liabilities and stockholders' equity	$560,709	$539,999

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(restated)	(restated)
Cash Flows from Operating Activities:
Net (loss) income	$(12,990)	$8,414
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Interest expense related to amortization and/or write-off of noncash original issue discount and deferred financing costs	4,380	1,133
Noncash gains related to interest rate swap and currency hedge agreements	(326)	(54)
Noncash stock-based compensation expense	—	66
Depreciation and amortization	17,641	10,930
Deferred income taxes	1,922	1,514
Other noncash items	(70)	(4)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,717)	(3,051)
Inventories	(9,274)	(3,668)
Prepaid expenses and other current assets	(189)	(2,937)
Accounts payable	(3,386)	353
Accrued expenses and other current liabilities	6,963	(6,817)
Increase in other long-term liabilities	489	—

Net cash provided by operating activities	3,443	5,879

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(15,403)	(8,427)
Proceeds from sale of property, plant and equipment	184	151
Payments for acquisitions and intellectual property	(12,275)	(76,141)
Increase in other assets	(1,129)	(44)

Net cash used in investing activities	(28,623)	(84,461)

Cash Flows from Financing Activities:
Cash paid for financing costs	(5,333)	(3,772)
Proceeds from issuance of common stock, net of issuance costs	1,416	3,985
Proceeds from issuance of senior subordinated notes	150,000	—
Proceeds from borrowings under senior credit facility	—	58,643
Net (repayments) proceeds from revolving lines of credit	(31,099)	18,524
Repayments of notes payable	(94,764)	(5,875)
Principal payments of capital lease obligations	(362)	(521)

Net cash provided by financing activities	19,858	70,984

Foreign exchange effect on cash and cash equivalents	(356)	1,767

Net decrease in cash and cash equivalents	(5,678)	(5,831)
Cash and cash equivalents, beginning of period	24,622	30,668

Cash and cash equivalents, end of period	$18,944	$24,837

Supplemental Disclosure of Noncash Activities:
Dividends, redemption interest and amortization of beneficial conversion feature related to preferred stock	$749	$458

Fair value of stock issued for acquisitions and intellectual property	$3,002	$75,305

Fair value of assumed and fully-vested stock options and warrants for acquisitions	$—	$1,752

Conversion of preferred stock into common stock	$6,934	$—

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

        In connection with our restatements for the years ended December 31, 2003 and 2002, as discussed in our 2003 annual report on Form 10-K/A, Amendment No. 3, we also restated our consolidated financial statements for the three and nine months ended September 30, 2004 and 2003, respectively, to reflect corrections to our income tax provisions and adjustments to amortization expense resulting from revisions made to our purchase price allocation in connection with our acquisition of a business from Abbott as of September 30, 2003, the acquisition date. Such adjustments are reflected in the accompanying consolidated financial statements and discussed in Note 15 herein.

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

        Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, our net (loss) income would have been (increased) decreased to the pro forma amounts indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)
	2004	2003(b)	2004	2003(b)
	(restated)	(restated)	(restated)	(restated)
Net (loss) income—as reported	$(2,262)	$1,281	$(12,990)	$8,414
Stock-based employee compensation—as reported (a)	—	15	—	16
Pro forma stock-based employee compensation	(1,563)	(1,388)	(4,368)	(3,609)

Net (loss) income—pro forma	$(3,825)	$(92)	$(17,358)	$4,821

(Loss) income per share—basic:
Net (loss) income per share—as reported	$(0.11)	$0.07	$(0.69)	$0.54
Stock-based employee compensation—as reported	—	—	—	—
Pro forma stock-based employee compensation	(0.08)	(0.08)	(0.22)	(0.25)

Net (loss) income per share—pro forma	$(0.19)	$(0.01)	$(0.91)	$0.29

(Loss) income per share—diluted:
Net (loss) income per share—as reported	$(0.11)	$0.06	$(0.69)	$0.48
Stock-based employee compensation—as reported	—	—	—	—
Pro forma stock-based employee compensation	(0.08)	(0.07)	(0.22)	(0.22)

Net (loss) income per share—pro forma	$(0.19)	$(0.01)	$(0.91)	$0.26

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

(5) Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)
Numerator:
Net (loss) income	$(2,262)	$1,281	$(12,990)	$8,414
Dividends, redemption interest and amortization of beneficial conversion feature related to Series A Preferred Stock	—	(143)	(749)	(458)

Net (loss) income available to common stockholders—basic	(2,262)	1,138	(13,739)	7,956
Interest on convertible promissory notes	—	—	—	135

Net (loss) income available to common stockholders—diluted	$(2,262)	$1,138	$(13,739)	$8,091

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)
Denominator:
Denominator for basic (loss) income per share—weighted average shares	20,296	16,301	19,813	14,719
Effect of dilutive securities:
Employee stock options	—	753	—	528
Warrants	—	266	—	193
Restricted stock and escrow shares	—	856	—	1,004
Convertible promissory notes	—	—	—	344

Dilutive potential common shares	—	1,875	—	2,069

Denominator for dilutive (loss) income per share—adjusted weighted average shares and assumed conversions	20,296	18,176	19,813	16,788

Net (loss) income per share—basic	$(0.11)	$0.07	$(0.69)	$0.54

Net (loss) income per share—diluted	$(0.11)	$0.06	$(0.69)	$0.48

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

        For the three months ended September 30, 2003, the computation of diluted income per share did not include convertible promissory notes and Series A Preferred Stock that are convertible into an aggregate of 344,000 and 646,000 shares of common stock, respectively, because the inclusion thereof, together with the add-back of interest and redemption interest, would be antidilutive. For the nine months ended September 30, 2003, the computation of diluted income per share did not include Series A Preferred Stock that are convertible into an aggregate of 646,000 shares of common stock because inclusion thereof, together with the add-back of redemption interest and dividends, would be antidilutive. We also had potential dilutive options and warrants to purchase an aggregate of 816,000 shares of common stock at a weighted average exercise price of $22.01 per share outstanding on September 30, 2003, which were not included in the computation of diluted income per share for the three and nine months ended September 30, 2003 because the inclusion thereof would be antidilutive.

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

(7) Comprehensive Income or Loss

        Comprehensive income or loss represents net income or loss plus other comprehensive income or loss items. Our other comprehensive income or loss includes primarily foreign currency translation adjustments, and to a lesser extent, pension adjustments. For the three and nine months ended September 30, 2004, we generated a comprehensive loss of $2.0 million and $12.9 million, respectively, and for the three and nine months ended September 30, 2003, we generated comprehensive income of $2.3 million and $11.6 million, respectively.

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

        The Bonds are guaranteed by all of our domestic subsidiaries that are guarantors or borrowers under the senior credit facility which, as of September 30, 2004, excluded our subsidiary IVC Industries, Inc. (d/b/a Inverness Medical Nutritionals Group or "IMN"). On October 20, 2004, IMN was designated as an additional guarantor under the Bonds (Note 14). The guarantees are general unsecured obligations of the guarantors and are subordinated in right of payment to all existing and future senior debt of the applicable guarantors, which includes their guarantees of, and borrowings under our senior credit facilities. See Note 16 for guarantor financial information.

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

        We evaluate performance based on revenue and earnings before taxes. Segment information for the three and nine months ended September 30, 2004 and 2003, respectively, is as follows:

(in thousands)	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
Three Months Ended September 30, 2004
Net revenue from external customers	$64,263	$33,242	$—	$97,505
Income (loss) before income taxes (restated)	6,203	(289)	(6,974)	(1,060)
Three Months Ended September 30, 2003
Net revenue from external customers	50,222	22,171	—	72,393
Income (loss) before income taxes	3,218	2,337	(3,501)	2,054
Nine Months Ended September 30, 2004
Net revenue from external customers	181,325	95,608	—	276,933
Income (loss) before income taxes (restated)	11,843	(237)	(21,472)	(9,866)
Nine Months Ended September 30, 2003 (restated)
Net revenue from external customers	147,381	55,831	—	203,212
Income (loss) before income taxes	13,349	5,542	(7,315)	11,576
Assets at September 30, 2004 (restated)	289,104	265,812	5,793	560,709
Assets at December 31, 2003 (restated)	281,148	254,756	4,095	539,999

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

(15) Restatements

        In connection with our restatements for the years ended December 31, 2003 and 2002, as discussed in our 2003 annual report on Form 10-K/A, Amendment No. 3, we also restated our previously issued consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003, respectively, to correct an error in the calculation of the provisions for income taxes and the related deferred tax accounts. We should have reported gross, certain deferred tax liabilities associated with temporary differences related to differing tax and book bases of goodwill and other intangible assets. As a result, we have recorded an additional valuation allowance against the deferred tax assets associated with certain net operating loss carry forwards. The correction of this error resulted in incremental non-cash provisions of income taxes in the amount of $640,000 for the third quarter of 2004. In addition, we revised the purchase price allocation in connection with our acquisition of certain assets from Abbott Laboratories (the "Abbott business") on September 30, 2003 to attribute $5.7 million to customer related intangible assets acquired in the acquisition. We have also recorded and commenced to amortize as of the date of the acquisition $11.3 million of other assets acquired from Abbott, the amortization of which amounted to approximately $51,000 per quarter, that it had originally recognized in our Quarterly Report on Form 10-Q for the period ended September 30, 2004. Goodwill generated in connection with the acquisition of the Abbott business is reduced by these amounts. The impact of this revision of the purchase price allocation is to increase amortization expense by $851,000 for the third quarter of 2004. The restatements as a result of the error in the calculation of the provision for income taxes and related deferred tax accounts and the revision of the purchase price allocation in connection with the acquisition of the Abbott business and the resultant incremental amortization are reflected in the amounts below as "as restated."

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

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	As restated	As reported	As restated		As reported
	(in thousands, except per share amounts)
Cost of sales	$59,171	$59,120	$	*	$	*
Sales and marketing	14,824	14,024		*		*
Income tax provision	1,202	562		773		392
Net (loss) income	(2,262)	(771)		1,281		1,662
Net (loss) income per common share—basic	$(0.11)	$(0.04)		$0.07		$0.09
Net (loss) income per common share—diluted	(0.11)	(0.04)		$0.06		0.08
	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	As restated	As reported	As restated		As reported
	(in thousands, except per share amounts)
Cost of sales	$166,686	$166,533	$	*	$	*
Sales and marketing	42,836	40,437		*		*
Income tax provision	3,124	1,202		3,162		2,019
Net (loss) income	(12,990)	(8,516)		8,414		9,557
Net (loss) income per common share—basic	$(0.69)	$(0.47)		$0.54		$0.62
Net (loss) income per common share—diluted	(0.69)	(0.47)		$0.48		0.55
	September 30, 2004				December 31, 2003
	As restated		As reported		As restated	As reported
	(in thousands)
Inventories	$	*	$	*	$47,423	$47,043
Property, plant and equipment, net		*		*	57,773	56,999
Goodwill		222,449		228,184	216,733	233,792
Other intangible assets with indefinite lives		*		*	46,719	38,119
Core technology and patents, net		40,920		41,124	37,942	36,423
Other intangible assets, net		28,965		26,428	32,679	27,743
Deferred tax assets, non-current		495		5,036	1,456	4,075
Accumulated deficit		(86,500)		(78,557)	(72,765)	(69,296)

*
These accounts were not restated.

        All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes hereto.

(16) Guarantor Financial Information

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2004
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$5,524	$43,552	$61,463	$(15,841)	$94,698
License revenue	—	37	2,770	—	2,807

Net revenue	5,524	43,589	64,233	(15,841)	97,505
Cost of sales	5,212	27,624	40,901	(14,566)	59,171

Gross profit	312	15,965	23,332	(1,275)	38,334

Operating expenses:
Research and development	81	763	7,006	—	7,850
Sales and marketing	466	5,176	9,182	—	14,824
General and administrative	2,324	2,323	8,406	—	13,053

Total operating expenses	2,871	8,262	24,594	—	35,727

Operating (loss) income	(2,559)	7,703	(1,262)	(1,275)	2,607
Equity in earnings of subsidiaries, net of tax	3,753	—	—	(3,753)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(4,268)	(198)	(1,494)	1,114	(4,846)
Other income, net	1,151	127	1,015	(1,114)	1,179

(Loss) income before income taxes	(1,923)	7,632	(1,741)	(5,028)	(1,060)
Income tax provision	339	480	383	—	1,202

Net (loss) income	$(2,262)	$7,152	$(2,124)	$(5,028)	$(2,262)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2003
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$5,894	$27,401	$48,332	$(12,349)	$69,278
License revenue	—	147	2,968	—	3,115

Net revenue	5,894	27,548	51,300	(12,349)	72,393
Cost of sales	5,280	17,738	28,154	(10,270)	40,902

Gross profit	614	9,810	23,146	(2,079)	31,491

Operating expenses:
Research and development	67	592	5,754	—	6,413
Sales and marketing	449	5,738	7,064	—	13,251
General and administrative	1,743	1,680	4,214	—	7,637
Stock-based compensation	60	—	—	—	60

Total operating expenses	2,319	8,010	17,032	—	27,361

Operating (loss) income	(1,705)	1,800	6,114	(2,079)	4,130
Equity in earnings of subsidiaries, net of tax	3,834	—	—	(3,834)	—
Interest expense, including amortization of discounts	(1,126)	(398)	(1,435)	516	(2,443)
Other income, net	377	349	157	(516)	367

Income before income taxes	1,380	1,751	4,836	(5,913)	2,054
Income tax provision	99	235	439	—	773

Net income	$1,281	$1,516	$4,397	$(5,913)	$1,281

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2004
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$15,453	$113,382	$179,565	$(38,771)	$269,629
License revenue	—	83	7,221	—	7,304

Net revenue	15,453	113,465	186,786	(38,771)	276,933
Cost of sales	14,979	75,418	115,491	(39,202)	166,686

Gross profit	474	38,047	71,295	431	110,247

Operating expenses:
Research and development	181	2,278	20,806	—	23,265
Sales and marketing	1,483	17,106	24,247	—	42,836
General and administrative	7,851	9,090	21,569	—	38,510

Total operating expenses	9,515	28,474	66,622	—	104,611

Operating (loss) income	(9,041)	9,573	4,673	431	5,636
Equity in earnings of subsidiaries, net of tax	4,989	—	—	(4,989)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(11,255)	(4,236)	(4,383)	2,717	(17,157)
Other income, net	2,880	373	1,119	(2,717)	1,655

(Loss) income before income taxes	(12,427)	5,710	1,409	(4,558)	(9,866)
Income tax provision	563	1,713	848	—	3,124

Net (loss) income	$(12,990)	$3,997	$561	$(4,558)	$(12,990)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2003
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$17,613	$71,734	$139,812	$(32,977)	$196,182
License revenue	—	178	6,852	—	7,030

Net revenue	17,613	71,912	146,664	(32,977)	203,212
Cost of sales	14,710	44,990	84,171	(30,654)	113,217

Gross profit	2,903	26,922	62,493	(2,323)	89,995

Operating expenses:
Research and development	204	871	15,980	—	17,055
Sales and marketing	1,567	16,299	19,083	—	36,949
General and administrative	5,299	4,176	14,538	—	24,013
Stock-based compensation	66	—	—	—	66

Total operating expenses	7,136	21,346	49,601	—	78,083

Operating (loss) income	(4,233)	5,576	12,892	(2,323)	11,912
Equity in earnings of subsidiaries, net of tax	11,188	—	—	(11,188)	—
Interest expense, including amortization of discounts	(3,091)	(986)	(3,458)	812	(6,723)
Other income (expense), net	4,899	(627)	2,927	(812)	6,387

Income before income taxes	8,763	3,963	12,361	(13,511)	11,576
Income tax provision	349	1,138	1,490	185	3,162

Net income	$8,414	$2,825	$10,871	$(13,696)	$8,414

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
September 30, 2004
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$232	$7,240	$11,472	$—	$18,944
Accounts receivable, net of allowances	2,110	31,759	23,796	—	57,665
Inventories	5,862	20,960	36,738	(5,892)	57,668
Deferred tax assets	—	—	1,178	—	1,178
Prepaid expenses and other current assets	2,372	1,627	6,894	—	10,893
Intercompany receivables	56,713	12,925	13,933	(83,571)	—

Total current assets	67,289	74,511	94,011	(89,463)	146,348

Property, plant and equipment, net	3,106	11,381	48,158	—	62,645
Goodwill	29,538	96,178	96,733	—	222,449
Other intangible assets with indefinite lives	—	12,420	37,672	—	50,092
Core technology and patents, net	2,611	5,832	32,477	—	40,920
Other intangible assets, net	5,918	15,184	7,863	—	28,965
Deferred financing costs, net, and other non-current assets	6,176	1,573	1,046	—	8,795
Deferred tax assets	(632)	(2,157)	2,826	458	495
Investment in subsidiaries	235,676	(868)	—	(234,808)	—
Intercompany notes receivable	109,403	13,563	—	(122,966)	—

Total assets	$459,085	$227,617	$320,786	$(446,779)	$560,709

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$52	$—	$52
Current portion of capital lease obligations	—	2	456	—	458
Accounts payable	1,160	9,039	25,026	—	35,225
Accrued expenses and other current liabilities	8,109	13,351	23,606	—	45,066
Intercompany payables	10,799	14,204	58,568	(83,571)	—

Total current liabilities	20,068	36,596	107,708	(83,571)	80,801

Long-term liabilities:
Long-term debt, net of current portion	175,206	9,700	13,222	—	198,128
Capital lease obligations, net of current portion	—	5	1,472	—	1,477
Deferred tax liabilities	—	1,753	9,758	—	11,511
Other long-term liabilities	—	—	4,981	—	4,981
Intercompany notes payable	—	58,389	64,621	(123,010)	—

Total long-term liabilities	175,206	69,847	94,054	(123,010)	216,097

Stockholders' equity	263,811	121,174	119,024	(240,198)	263,811

Total liabilities and stockholders' equity	$459,085	$227,617	$320,786	$(446,779)	$560,709

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2004
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(12,990)	$3,997	$561	$(4,558)	$(12,990)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(4,989)	—	—	4,989	—
Interest expense related to amortization and/or write-off of non-cash original issue discount, and deferred financing costs	843	3,145	392	—	4,380
Noncash (gains) losses related to interest rate swap and currency hedge agreements	(432)	—	106	—	(326)
Depreciation and amortization	1,135	3,661	12,845	—	17,641
Deferred income taxes	336	1,586	—	—	1,922
Other noncash items	—	2	(72)	—	(70)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,805	(3,101)	(421)	—	(1,717)
Inventories	(1,399)	(1,152)	(6,292)	(431)	(9,274)
Prepaid expenses and other current assets	(1,008)	(134)	953	—	(189)
Intercompany payables or receivables	10,443	(10,274)	(248)	79	—
Accounts payable	(3,290)	(2,449)	2,353	—	(3,386)
Accrued expenses and other current liabilities	2,301	(1,152)	5,814	—	6,963
Increase in other long-term liabilities	—	—	489	—	489

Net cash (used in) provided by operating activities	(7,245)	(5,871)	16,480	79	3,443

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2003
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$8,414	$2,825	$10,871	$(13,696)	$8,414
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings (losses) of subsidiaries, net of tax	(11,188)	—	—	11,188	—
Interest expense related to amortization of noncash original issue discount and deferred financing costs	319	280	534	—	1,133
Noncash gain related to interest rate swap agreement	(54)	—	—	—	(54)
Noncash stock-based compensation expense	66	—	—	—	66
Depreciation and amortization	587	2,084	8,259	—	10,930
Deferred income taxes	336	807	186	185	1,514
Other noncash items	—	(27)	23	—	(4)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(322)	(2,311)	(418)	—	(3,051)
Inventories	25	(3,389)	(3,063)	2,759	(3,668)
Prepaid expenses and other current assets	(526)	693	(3,104)	—	(2,937)
Intercompany payables or receivables	(3,349)	359	4,853	(1,863)	—
Accounts payable	128	2,770	(2,545)	—	353
Accrued expenses and other current liabilities	358	(3,379)	(3,796)	—	(6,817)

Net cash (used in) provided by operating activities	(5,206)	712	11,800	(1,427)	5,879

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        As noted above, this quarterly report on Form 10-Q, including this Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Item 2 include, without limitation, statements regarding our expectations with respect to new product launches, research and development expenditures, legal expenditures, benefits to be realized as a result of synergies relating to our acquisitions, net product sales and gross profits from our various business segments, license revenue, our funding plans for our future working capital needs and commitments, and the impact of our acquisitions. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth below under "Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements." The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

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

        For the three and nine months ended September 30, 2004, we recorded net revenue of $97.5 million and $276.9 million, respectively, compared to net revenue of $72.4 million and $203.2 million for the three and nine months ended September 30, 2003, respectively. Adjusted for the impact of currency translation, net revenue for the three and nine months ended September 30, 2004 was $95.1 million and $269.2 million, respectively. Overall revenue growth, adjusted for the impact of currency translation, resulted from acquisitions, which occurred primarily in our professional diagnostics business and, to a lesser extent, organic growth. Our acquisitions in the second half of 2003, including our acquisition of the rapid diagnostics business from Abbott Laboratories in September, which is discussed further below, and Applied Biotech, Inc., or ABI, in August, contributed approximately 64% of our currency adjusted revenue growth for the nine months ended September 30, 2004.

        Despite the growth in our revenue, for the three and nine months ended September 30, 2004, we recorded a net loss of $2.3 million and $13.0 million, respectively, compared to net income of $1.3 million and $8.4 million for the three and nine months ended September 30, 2003, respectively. Factors that contributed to the significant loss for the nine month period ended September 30, 2004, as compared to the income in the comparable period of 2003, include (i) reduction of approximately 189 basis points in our overall gross margin due to fluctuations in foreign currencies that are unfavorable to our core pregnancy product margins, (ii) reduction of approximately 180 basis points in our overall gross margin due to margin erosion in our nutritionals business, (iii) significant research and development spending, (iv) higher interest expense due to both higher average debt balance and weighted average interest rate primarily resulted from our decision to refinance our debt in February 2004, (v) the recording of a reserve for potential bad debt and unsaleable inventory totaling

$1.5 million and (vi) the recording of a $1.7 million restructuring charge included in cost of goods sold to cover all expected severance, early retirement and outplacement services arising from a recently completed plan of termination at our manufacturing facility in Bedford, England. Partially offsetting these adverse changes was the recording of $0.5 million during the third quarter of 2004 in royalties received attributable to periods prior to 2004 associated with a license arrangement that had historically been underpaid. Additionally, the income recorded for the nine months ended September 30, 2003 included a one-time recording of income of $3.8 million from a settlement with Unilever Plc in the second quarter of 2003 and $1.2 million in past royalties received as part of a patent infringement settlement in May 2003, both of which were recorded in other income in the consolidated statements of operations in those periods.

        As a leading global developer of advanced diagnostic devices, we are continually exploring opportunities in a variety of professional diagnostic and consumer-oriented applications, including immuno-diagnostics with a focus on women's health, cardiology and infectious disease. We have recently executed several new point-of-care national distribution agreements and launched a new Clinical Laboratories Improvement Act of 1988 ("CLIA") waived strep throat test and tests for D-Dimer and Fecal Occult Blood and we expect to introduce a pro-thrombin meter in the first half of 2005. Our emphasis on new product development requires substantial investment and involves significant inherent risk. We intend to continue our robust research and development expenditures. In addition, we will continue to aggressively defend our substantial intellectual property portfolio, which underlies our emphasis on new product development, against potential infringers. The risks arising from our emphasis and reliance on new product development and intellectual property, as well as the other numerous risks that our business faces, including the risks associated with our substantial indebtedness and our acquisitions, are set forth in the section of this report titled "Certain Factors Affecting Future Results."

Our Acquisition of the Rapid Diagnostics Business from Abbott Laboratories

        On September 30, 2003, we acquired the rapid diagnostics business of Abbott Laboratories, consisting of Abbott's lines of consumer diagnostic pregnancy tests, sold under the brand name Fact plus, and its professional rapid diagnostics products for various testing needs, including strep throat, pregnancy and drugs of abuse, which are sold under brand names Signify and TestPack. This acquisition resulted in a significant amount of goodwill. Goodwill represents the premium paid in excess of the identifiable assets of the business acquired. Goodwill can arise as a result of acquired going concern value, employees and synergies. Because of the unique way in which the acquisition was structured access to the factors required for maintaining the continuity of the business was achieved through contractual arrangements with terms of up to two years to facilitate the rapid integration of the Abbott business into our infrastructure with minimal restructuring or exit costs required. For this reason the vast majority of the purchase price was allocated to goodwill attributable to synergies arising from the application of our existing infrastructure to the operations and the brands of the acquired business. The acquisition was also attractive because of the similarity in mode of operation between the acquired products and our existing products.

        In ultimately agreeing to pay the purchase price our investment rationale focused specifically on (i) significant operating and marketing synergies that we believed would result in cost savings and therefore increased profits on a combined basis, and (ii) strategic revenue and market growth objectives. The operating synergies will be achieved through adding the Fact plus volumes not currently manufactured by us and by taking over from other third party manufacturers and Abbott the manufacturing of the Signify and TestPack products. These benefits will arise both from efficiencies related to increased volume but also in part from the redesign of the products. The marketing synergies arise as we leverage our existing sales staff by adding Fact plus, to our existing consumer diagnostics distribution capability.

        With respect to marketing synergies, we have enjoyed the savings that we anticipated at the time of the acquisition with respect to the addition of the Fact Plus product line to our existing consumer diagnostics business, which has sold and distributed Fact plus with nominal increases in consumer sales and marketing infrastructure. These marketing synergies accounted for 50 basis points of the reductions in sales and marketing expense as a percentage of sales for each of the three and nine month periods ended September 30, 2004 reported below in the section entitled "Results of Operations—Sales and Marketing Expense."

        With respect to manufacturing synergies, during the current quarter we transitioned the manufacturing of a portion of the Signify products from a third party manufacturer to our own manufacturing facilities. This transition was part of the original plan at the date of acquisition and resulted in increased gross profit of approximately $300,000 on Signify product sales during the quarter as compared to the previous quarter.

        Other manufacturing synergies anticipated at the time of the acquisition include the transition of the TestPack products to our product design and manufacturing capacity. This product transition is currently anticipated late in the first quarter of 2005 for all countries except Japan, where the transition will occur in the forth quarter of 2005. We currently anticipate achieving synergies in line with our expectations as of the date of acquisition. Additional manufacturing synergies are anticipated as we transition production of Fact plus for the international market to our own manufacturing operations. We began this transition by taking over production of Fact plus made for sale to one very small target market in the second quarter of 2004, and we anticipate transitioning the vast majority of production of Fact plus for the international markets in the fourth quarter of 2004 and continue to expect to realize the manufacturing synergies anticipated at the date of acquisition. Benefits that may arise from synergies between combined businesses, including the benefits arising out of synergies relating to our acquisition of the rapid diagnostics business from Abbott, are subject to the risks relating to our acquisitions, as well as the other numerous risks that our business faces set forth in the sections of this report titled "Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements."

Restatements

        In connection with our restatements for the years ended December 31, 2003 and 2002, as discussed in our 2003 annual report on Form 10-K/A, Amendment No. 3, we also restated our consolidated financial statements for the three and nine months ended September 30, 2004 and 2003, respectively, to reflect corrections to our income tax provisions. Such adjustments are reflected in the accompanying consolidated interim financial information for the three and nine months ended September 30, 2004 and 2003, respectively, and discussed in Note 15 hereto.

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

        Gross Profit and Margin.    Gross profit increased by $6.8 million, or 22%, to $38.3 million for the three months ended September 30, 2004 from $31.5 million for the three months ended September 30, 2003. Gross profit increased by $20.3 million, or 23%, to $110.3 million for the nine months ended September 30, 2004 from $90.0 million for the nine months ended September 30, 2003. Included in cost of goods sold during the three and nine month period ended September 30, 2004 was a $1.7 million restructuring charge covering all expected severance, early retirement and outplacement services arising from a recently completed plan of termination at our manufacturing facility in Bedford, England. Excluding this charge, gross profit increased by $8.6 million, or 27%, to $40.1 million for the three months ended September 30, 2004 and by $22.1 million, or 25%, to $112.1 million for the nine months ended September 30, 2004.

        The gross profit increase, comparing the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003, resulted from the businesses that we acquired in the second half of 2003: (i) the rapid diagnostics business from Abbott, which contributed $4.1 million and $13.9 million of such increase in the respective periods and which gross margin increased in the third quarter of 2004 over prior quarter by approximately $0.3 million as a result of our transitioning the manufacturing of a portion of the Signify product from a third party manufacturer to our own manufacturing facility, and (ii) ABI, which contributed $0.5 million and $4.3 million of such increase. The increased profitability arising from our transition of production of Signify to our own manufacturing is attributable to synergies that we expected to benefit from when we acquired the Abbott rapid diagnostics business, and we expect to recognize additional benefits as we continue to transition production of Fact plus and commence transition of TestPack to our own facilities. Although organic growth, primarily as a result of the launch of our Clearblue Easy Digital pregnancy and ovulation tests, the commencement of our supply of the digital and visual version of Pfizer's e.p.t pregnancy tests and the growth in our professional diagnostics base business, also contributed to the increase in our overall gross profit, such increases were offset by declining profits from our nutritional supplements business. Gross profit from our nutritional supplements business, principally the private label business, declined by $1.5 million and $4.0 million, comparing the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003, respectively, while sales of nutritional supplements increased. Our private label nutritional supplements business has suffered from excess capacity in the industry which led to increasing price competition.

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

        Gross Profit from Net Product Sales by Business Segment.    Gross profit from net product sales represents total gross profits less gross profits associated with license revenue. Gross profit from total net product sales increased by $7.1 million, or 24%, to $36.3 million for the three months ended September 30, 2004 from $29.2 million for the three months ended September 30, 2003. Gross profit from total net product sales increased by $20.0 million, or 23%, to $105.4 million for the nine months ended September 30, 2004 from $85.4 million for the nine months ended September 30, 2003. Gross profit from net product sales by business segment for the three and nine months ended September 30, 2004 and 2003, respectively, are as follows:

	Three Months ended September 30,			Nine Months ended September 30,
(in thousands)			% Increase			% Increase
	2004	2003		2004	2003
					(restated)
Consumer products	$24,030	$20,171	19%	$69,388	$62,522	11%
Professional diagnostic products	12,312	9,046	37%	36,026	22,842	58%

Total gross profit from net product sales	$36,342	$29,217	25%	$105,414	$85,364	24%

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

        The increase in gross profit from our professional diagnostic product sales, comparing the three and nine months ended September 30, 2004 to the same periods in 2003, primarily resulted from our acquisitions of the Abbott TestPack, Abbott TestPack plus and Signify product lines from Abbott and ABI. The Abbott professional diagnostic products generated $2.8 million and $9.8 million in gross profit for the three and nine months ended September 30, 2004, respectively. The ABI products incrementally generated $0.6 million and $4.3 million of gross profit for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.

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

        Sales and Marketing Expense.    Sales and marketing expense increased by $1.5 million, or 11%, to $14.8 million for the three months ended September 30, 2004 from $13.3 million for the three months ended September 30, 2003. Sales and marketing expense increased by $5.9 million, or 16%, to $42.8 million for the nine months ended September 30, 2004 from $36.9 million for the nine months ended September 30, 2003. A significant portion of our sales and marketing spending occurs at our European subsidiaries. Accordingly, and as a result of the continued weak U.S. Dollar, the currency adjusted increase in sales and marketing expense, comparing the three and nine months ended September 30, 2004 to the same periods in 2003, was $0.9 million and $4.1 million, respectively. The currency adjusted increase in sales and marketing expense primarily resulted from our various acquisitions since June 2003, particularly as a result of amortization of acquired customer related intangible assets.

        Sales and marketing expense as a percentage of net product sales decreased to 16% for the three and nine months ended September 30, 2004, respectively, from 18% and 19% for the three and nine months ended September 30, 2003, respectively. These percentage decreases resulted primarily from the shift to our professional diagnostics business which generally incur lower sales and marketing expense as a percentage of sales compared to our consumer products business. In addition, marketing synergies realized due to our integration of the Fact plus product line acquired from Abbott Laboratories with only nominal increases in consumer sales and marketing infrastructure accounted for approximately 50 basis points of the reductions in sales and marketing expense as a percentage of sales for each of the three and nine month periods ended September 30, 2004.

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

        Income Tax Provision.    During the three and nine months ended September 30, 2004, we recorded an income tax provision of $1.2 million and $3.2 million, respectively, compared to $0.8 million and $3.2 million for the three and nine months ended September 30, 2003, respectively. The 2004 provision recorded relates to foreign and state income taxes and the recognition of a U.S. deferred tax liability related to temporary differences between the book and tax bases of goodwill and certain intangible assets with indefinite lives created as part of the acquisition of the Abbott business. Although we incurred a pre-tax loss in 2004, certain domestic and foreign subsidiaries realized pre-tax income. These subsidiaries recorded a tax provision based on the applicable statutory income tax rates. The effective tax rate was (113)% and (32)% for the three and nine months ended September 30, 2004, respectively, compared to 38% and 27% for the three and nine months ended September 30, 2003, respectively. The significant change in the effective tax rates is primarily due to our inability to benefit current losses in most tax jurisdictions.

        Net (Loss) Income.    We incurred a net loss for the three and nine months ended September 30, 2004 of $2.3 million and $13.0 million, respectively, while for the three and nine months ended September 30, 2003, we generated net income of $1.3 million and $8.4 million, respectively. After taking into account charges for redemption premium and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had a net loss available to common stockholders of $2.3 million, or $0.11 per basic and diluted common share, for the three months ended September 30, 2004, compared to basic and diluted income available to common stockholders of $1.1 million, or $0.07 and $0.06 per basic and diluted common share, respectively, for the three months ended September 30, 2003. We had a net loss available to common stockholders of $13.0 million, or $0.69 per basic and diluted common share, for the nine months ended September 30, 2004, compared to basic and diluted income available to common stockholders of $8.0 million and $8.1 million, or $0.54 and $0.48 per basic and diluted common share, respectively, for the nine months ended September 30, 2003. The loss for the three and nine months ended September 30, 2004 and the income recorded in the same periods in 2003 resulted primarily from the various factors as discussed above. See note 5 of our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for the calculation of earnings per share.

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

Valuation of Inventories

        We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers' demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers' demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $57.7 million and $47.4 million, net of a provision for excess and obsolete inventory of $4.1 million and $2.1 million, as of September 30, 2004 and December 31, 2003, respectively.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

        Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of September 30, 2004, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $62.6 million, $222.4 million and $120.0 million, respectively.

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

  •
  Valuation of Goodwill

        We have goodwill balances related to our consumer diagnostics and professional diagnostics reporting units, which amounted to $86.9 million and $135.5 million, respectively, as of September 30, 2004. As of December 31, 2003, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired. Because future cash flows and operating results used in the impairment review are based on management's projections and assumptions, future events can cause such projections to differ from those used at December 31, 2003, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our review as of December 31, 2003, that would require us to reassess whether the carrying values of our goodwill have been impaired.

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

Certain Factors Affecting Future Results

        The risk factors described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2, 28 and 60 of this report.

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

ITEM 6. EXHIBITS

  Exhibits:

Exhibit No.	Description
**4.1-	Second Supplemental Indenture, dated as of October 20, 2004, among Inverness Medical Innovations, Inc., the Guarantors, IVC Industries, Inc. and U.S. Bank Trust National Association, as Trustee.
*31.1-	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2-	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
filed herewith

**
previously filed

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: February 14, 2005	/s/ CHRISTOPHER J. LINDOP Christopher J. Lindop Chief Financial Officer and an authorized officer

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