Form 10-Q
period 2005-03-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2005-05-10
CIK 1145460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2005

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

Yes  ☒   No  ☐

The number of shares outstanding of the registrant’s common stock as of May 6, 2005 was 23,210,888.

INVERNESS MEDICAL INNOVATIONS, INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2005

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words.  There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, the risk factors detailed in this quarterly report on Form 10-Q and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.  Readers should carefully review the factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Results” and “Special Statement Regarding Forward-Looking Statements” beginning on pages 33 and 45, respectively, in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements.  These forward-looking statements are based on information, plans and estimates at the date of this report.  We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

References in this quarterly report on Form 10-Q to “we,” “us,” and “our” refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I -                                                FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004

Net product sales	$89,391	$88,201
License revenue	2,221	2,500
Net revenue	91,612	90,701
Cost of sales	59,716	53,792
Gross profit	31,896	36,909

Operating expenses:
Research and development (Note 8)	7,232	7,423
Sales and marketing	17,030	14,351
General and administrative	14,115	11,320
Total operating expenses	38,377	33,094
Operating (loss) income	(6,481)	3,815

Interest expense, including amortization of discounts and write-off of deferred financing costs	(5,012)	(7,770)
Other income, net	4,911	447
Loss before income taxes	(6,582)	(3,508)
Income tax provision	1,513	163
Net loss	$(8,095)	$(3,671)
Net loss available to common stockholders – basic and diluted (Note 5)	$(8,095)	$(4,420)
Net loss per common share – basic and diluted (Note 5)	$(0.39)	$(0.23)
Weighted average shares – basic and diluted (Note 5)	20,942	19,216

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$33,667	$16,756
Accounts receivable, net of allowances of $9,973 at March 31, 2005 and $9,359 at December 31, 2004	57,814	61,347
Inventories	65,437	60,143
Deferred tax assets	2,961	2,819
Prepaid expenses and other current assets	14,128	9,601
Total current assets	174,007	150,666
Property, plant and equipment, net	69,244	66,780
Goodwill	258,886	221,155
Other intangible assets with indefinite lives	55,356	50,542
Core technology and patents, net	68,540	40,327
Other intangible assets, net	35,445	27,680
Deferred financing costs, net, and other non-current assets	9,335	9,156
Deferred tax assets	794	872
Total assets	$671,607	$567,178
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$329	$88
Current portion of capital lease obligations	492	467
Accounts payable	39,471	32,345
Accrued expenses and other current liabilities	62,288	51,886
Total current liabilities	102,580	84,786

Long-term liabilities:
Long-term debt, net of current portion	211,315	189,268
Capital lease obligations, net of current portion	1,312	1,401
Deferred tax liabilities	28,726	12,596
Other long-term liabilities	4,721	4,446
Total long-term liabilities	246,074	207,711

Commitments and contingencies

Series A redeemable convertible preferred stock, $0.001 par value:
Authorized – 2,667 shares
Issued – 2,527 shares
Outstanding – none	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized – 2,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized – 50,000 shares
Issued and outstanding – 23,191 at March 31, 2005 and 20,711 shares at December 31, 2004	23	21
Additional paid-in capital	418,440	359,582
Notes receivable from stockholders	(14,691)	(14,691)
Accumulated deficit	(95,847)	(87,752)
Accumulated other comprehensive income	15,028	17,521
Total stockholders’ equity	322,953	274,681
Total liabilities and stockholders’ equity	$671,607	$567,178

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2005	2004

Cash Flows from Operating Activities:
Net loss	$(8,095)	$(3,671)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense related to amortization and/or write-off of noncash original issue discount and deferred financing costs	443	3,311
Noncash charge related to interest rate swap agreement	—	64
Depreciation and amortization	6,202	5,575
Deferred income taxes	638	(701)
Other noncash items	(68)	(19)
Minority interest	207	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	8,688	23
Inventories	(3,012)	(3,441)
Prepaid expenses and other current assets	(4,476)	596
Accounts payable	5,348	(5,820)
Accrued expenses and other current liabilities	9,356	2,370
Other non-current liabilities	76	—
Net cash provided by (used in) operating activities	15,307	(1,713)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(3,979)	(4,401)
Proceeds from sale of property, plant and equipment	43	28
Payments for acquisitions and of transactional costs for previous acquisitions	(15,776)	(2,364)
Increase in other assets	(394)	(815)
Net cash used in investing activities	(20,106)	(7,552)
Cash Flows from Financing Activities:
Cash paid for financing costs	(355)	(4,666)
Proceeds from issuance of common stock, net of issuance costs	899	521
Proceeds from issuance of senior subordinated notes	—	150,000
Net proceeds (repayment) under revolving line of credit	22,170	(40,460)
Repayments of notes payable	(9)	(94,241)
Principal payments of capital lease obligations	(115)	(107)
Net cash provided by financing activities	22,590	11,047
Foreign exchange effect on cash and cash equivalents	(880)	(262)
Net increase in cash and cash equivalents	16,911	1,520
Cash and cash equivalents, beginning of period	16,756	24,622
Cash and cash equivalents, end of period	$33,667	$26,142

Supplemental Disclosure of Noncash Activities:

Dividends, redemption interest and amortization of beneficial conversion feature related to preferred stock	$—	$749
Fair value of stock issued for acquisitions	$57,962	$—
Conversion of preferred stock to common stock	$—	$6,934

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)         Basis of Presentation of Financial Information

The accompanying consolidated financial statements of Inverness Medical Innovations, Inc. and its subsidiaries are unaudited.  In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation.  Interim results are not necessarily indicative of results to be expected for the year.  These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Our audited consolidated financial statements for the year ended December 31, 2004 included information and footnotes necessary for such presentation and were included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.  These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2004.

(2)         Cash and Cash Equivalents

We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents.  At March 31, 2005, our cash equivalents consisted of money market funds.

(3)         Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

(in thousands)	March 31, 2005	December 31, 2004
Raw materials	$25,866	$23,434
Work-in-process	16,419	14,956
Finished goods	23,152	21,753
	$65,437	$60,143

(4)         Employee Stock-Based Compensation Arrangements

For all periods presented in the accompanying unaudited consolidated financial statements, we accounted for our employee stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation.  We have elected to use the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, our net loss would have been increased to the pro forma amounts indicated as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
Net loss – as reported	$(8,095)	$(3,671)
Pro forma stock-based employee compensation	(1,586)	(1,603)
Net loss – pro forma	$(9,681)	$(5,274)

Loss per share – basic and diluted:
Net loss per share – as reported	$(0.39)	$(0.23)
Pro forma stock-based employee compensation	(0.07)	(0.08)
Net loss per share – pro forma	$(0.46)	$(0.31)

We have computed the pro forma disclosures for stock options granted to employees after January 1, 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123.  The assumptions used were as follows:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.58-3.73%	2.8-3.39%
Expected dividend yield	—	—
Expected lives	5 years	5 years
Expected volatility	46%	49%

The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the three months ended March 31, 2005 and 2004 were $10.60 and $9.48, respectively.

(5)         Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
Numerator:
Net loss	$(8,095)	$(3,671)
Dividends, redemption interest and amortization of beneficial conversion feature related to Series A Preferred Stock	—	(749)
Net loss available to common stockholders – basic and diluted	$(8,095)	$(4,420)

Denominator:
Denominator for basic and diluted loss per share – weighted average shares	20,942	19,216

Net loss per share – basic and diluted	$(0.39)	$(0.23)

We had the following potential dilutive securities outstanding on March 31, 2005: (a) options and warrants to purchase an aggregate of 4.3 million shares of common stock at a weighted average exercise price of $16.58 per share, and (b) 104,000 shares of common stock held in escrow. These potential dilutive securities were not included in the computation of diluted loss per share because the effect of including such potential dilutive securities would be antidilutive.

We had the following potential dilutive securities outstanding on March 31, 2004: (a) options and warrants to purchase an aggregate of 4.1 million shares of common stock at a weighted average exercise price of $15.83 per share, (b) 498,000 shares of unvested restricted common stock issued to certain executive officers, and (c) convertible promissory notes that are convertible into an aggregate of 344,000 shares of common stock.  These potential dilutive securities were not included in the computation of diluted loss per share because the effect of including such potential dilutive securities would be antidilutive.

 (6)      Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss plus other comprehensive income or loss items.  Our other comprehensive income or loss includes primarily foreign currency translation adjustments..  For the three months ended March 31, 2005 and 2004, we generated a comprehensive loss of $10.6 million and $3.3 million, respectively.

(7)         Business Combinations

        All of the acquisitions discussed below resulted in the recognition of goodwill. Acquisitions are an important part of our growth strategy. When we acquire businesses, we seek to complement existing products and services, enhance or expand our product lines and/or expand our customer base. We determine what we are willing to pay for each acquisition partially based on our expectation that we can cost effectively integrate the products and services of the acquired companies into our existing infrastructure. In addition, we utilize existing infrastructure of the acquired companies to cost effectively introduce our products to new geographic areas. All these factors contributed to the acquisition prices of the acquired businesses discussed below, that were in excess of the fair value of net assets acquired and the resultant goodwill.

(a)       Acquisition of Binax

On March 31, 2005, we acquired Binax, Inc (“Binax”), a privately held developer, manufacturer and distributor of rapid diagnostic products for infectious disease testing, primarily related to the respiratory system.  The preliminary aggregate purchase price was $44.7 million which consisted of $9.0 million in cash, 1.4 million shares of our common stock with an aggregate fair value of $35.2 million and $0.5 million in estimated direct acquisition costs. The terms of the acquisition agreement also provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the next five years. This contingent consideration will be accounted for as an increase in the preliminary aggregate purchase price and goodwill if and when the contingency is met.

The aggregate purchase price was preliminarily allocated to the assets acquired and liabilities assumed at the date of acquisition as follows:

(in thousands)
Cash and cash equivalents	$1,556
Accounts receivable	5,264
Inventories	2,548
Property, plant and equipment	2,421
Goodwill	25,178
Core technology and intangible assets	15,000
Other assets	984
Accounts payable and accrued expenses	(2,300)
Deferred tax liability	(6,000)

$44,651

The above values for the assets acquired and liabilities assumed are based on preliminary management estimates due to the timing of the acquisition. Final purchase price allocation may differ from the above. Management is also in the process of determining the useful lives of the core technology and intangible assets as listed above.

The acquisition of Binax is accounted for as a purchase under SFAS No. 141, Business Combinations.  Accordingly, the operating results of Binax will be included in the accompanying consolidated financial statements since the acquisition date as part of our professional diagnostic products reporting units and business segment.  Goodwill generated from this acquisition is not deductible for tax purposes.

(b)       Acquisition of Ischemia

On March 16, 2005, we acquired Ischemia Technologies, Inc (“Ischemia”), a privately held, venture-backed company that developed, manufactures and markets the only FDA-cleared in vitro diagnostic test targeted on cardiac ischemia.  The preliminary aggregate purchase price was $27.2 million, which consisted of 968,000 shares of our common stock with an aggregate fair value of $22.7 million, estimated exit costs of $1.7 million to vacate Ischemia’s manufacturing and administrative facilities, which we recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, estimated direct acquisition costs of $2.3 million and $0.5 million in assumed debt.

The aggregate purchase price was preliminarily allocated to the assets acquired and liabilities assumed at the date of acquisition as follows:

(in thousands)
Cash and cash equivalents	$115
Accounts receivable	58
Inventories	40
Property, plant and equipment	469
Goodwill	12,400
Core technology and patents	24,000
Other assets	99
Accounts payable and accrued expenses	(377)
Deferred tax liability	(9,600)
$27,204

The above values for the assets acquired and liabilities assumed are based on preliminary management estimates due to the timing of the acquisition. Final purchase price allocation may differ from the above values. Management is also in the process of determining the useful lives of the core technology and patents as listed above.

The acquisition of Ischemia is accounted for as a purchase under SFAS No. 141.  Accordingly, the operating results of Ischemia have been included in the accompanying consolidated financial statements since the acquisition date as part of our professional diagnostic products reporting units and business segments. Goodwill generated from this acquisition is not deductible for tax purposes.

(c)        Acquisition of ACS

On January 24, 2005, we acquired the consumer pregnancy test business of Advanced Clinical Systems Pty Ltd (“ACS”). In acquiring ACS, we obtained the rights to the Crystal Clear brand.  Crystal Clear is the leading consumer pregnancy test in Australia and has a leading position in New Zealand.  The purchase price of ACS consisted of $4.6 million in cash and estimated direct acquisition costs of $0.3 million. The majority of the purchase price of ACS is allocated to the intangible asset, trademarks, with an average useful life of 7 years.

(d) Pro Forma Financial Information

The following table presents selected unaudited financial information of our company, including Binax and Ischemia, as if the acquisitions of these entities had occurred on January 1, 2004. Pro forma results exclude adjustments for ACS as the acquisition did not materially affect our results of operations. The pro forma results are derived from the historical financial results of the acquired businesses for all periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consumated on January 1, 2004.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004

Pro forma net revenue	$101,441	$97,463
Pro forma net loss	(5,996)	(3,378)
Net loss available to common stockholders – basic and diluted (1)	(5,996)	(4,127)
Pro forma net loss per common share – basic and diluted (1)	$(0.26)	$(0.19)

(1) Loss  per share amounts are computed as described in Note 5.

(e)        Restructuring Plans of Acquisitions

In connection with our acquisitions of Ischemia, Ostex International, Inc. (“Ostex”), IVC Industries, Inc. (now operating as Inverness Medical Nutritionals Group or IMN) and certain entities, businesses and intellectual property of Unilever Plc (the “Unipath business”), we recorded restructuring costs as part of the respective aggregate purchase prices in accordance with EITF Issue No. 95-3.  The following table sets forth the restructuring costs and balances recorded in connection with the restructuring activities of these acquired businesses:

(in thousands)	Balance at December 31, 2004	Costs Added to Purchase Price	Amounts Paid	Other (1)	Balance at March 31, 2005

Ischemia	$—	$1,690	$(1,039)	$—	$651
Ostex	910	—	(72)	—	838
IMN	263	—	(115)	—	148
Unipath business	1,453	—	—	(27)	1,426
Total restructuring costs	$2,626	$1,690	$(1,226)	$(27)	$3,063

(1)         Represents foreign currency translation adjustment.

In connection with our acquisition of Ischemia in March 2005, we established a restructuring plan whereby we will exit the current facilities of Ischemia in Denver, Colorado, and combine its activities with our existing manufacturing and distribution facilities by mid-2005.  Total severance costs associated with involuntarily terminated employees are estimated to be $1.6 million, of which $1.0 million has been paid as of March 31, 2005.  We estimated costs to vacate the Ischemia facilities to be approximately $100,000, none of which has been paid as of March 31, 2005.  The total number of involuntarily terminated employees was 17, of whom 7 were terminated as of March 31, 2005. Although we believe our plan and estimated exit costs are reasonable, actual spending for exit activities may differ from current estimated exit costs, which might impact the final aggregate purchase price.

As a result of our acquisition of Ostex, we established a restructuring plan whereby we exited the facilities of Ostex in Seattle, Washington, and combined the activities of Ostex with our existing manufacturing and distribution facilities.  The total number of employees to be terminated involuntarily under the restructuring plan is 38, of which all were terminated as of March 31, 2005.  Total severance costs associated with involuntarily terminated employees are $1.6 million, of which all has been paid as of March 31, 2005. Costs to vacate the Ostex facilities are $0.5 million, of which $0.2 million has been paid as of March 31, 2005.  Additionally, the remaining costs to exit operations, primarily facilities lease commitments, are $1.9 million, of which $1.4 million has been paid as of March 31, 2005.  Total unpaid exit costs amounted to $0.8 million as of March 31, 2005.

Immediately after the close of the acquisition, we reorganized the business operations of IMN to improve efficiencies and eliminate redundant activities on a company-wide basis.  The restructuring affected all cost centers within the organization, but most significantly responsibilities at the sales and executive levels, as such activities were combined with our existing business operations.  Also as part of the restructuring plan, we relocated one of IMN’s warehouses to a closer proximity of the manufacturing facility to improve efficiency.  Of the $1.6 million in total exit costs, which include severance costs of 47 involuntarily terminated employees and costs to vacate the warehouse, $1.4 million has been paid and $0.2 million remains unpaid as of March 31, 2005.

As a result of the acquisition of the Unipath business from Unilever Plc in 2001, we reorganized the operations of the Unipath business for purposes of improving efficiencies and achieving economies of scale on a company-wide basis.  Such reorganization affected all major cost centers at the operations in England.  Additionally, most business activities of the U.S. division were merged into our existing U.S. businesses. Total exit costs, which primarily related to severance and early retirement obligations of 65 involuntarily terminated employees, were $4.1 million.  As of March 31, 2005, $1.4 million, adjusted for foreign exchange effect, in exit costs remained unpaid.

(8)         Co-Development Arrangement

On February 25, 2005, we entered into a co-development agreement with ITI Scotland Limited (“ITI”), whereby ITI  agreed to provide us with approximately £30 million (or $56.5 million at March 31, 2005) over three years to partially fund research and development programs focused on identifying novel biomarkers and near-patient and home use tests for cardiovascular and other diseases (“the Programs”). We agreed to invest £37.5 million (or $70.6 million at March 31, 2005)  in the programs over the next three years. Through our subsidiary, Stirling Medical Innovations Limited (“Stirling”), we intend to establish a new research center in Stirling, Scotland, where we will consolidate many of our existing cardiology programs and ultimately commercialize products arising from the programs. ITI and Stirling will have exclusive rights to the developed technology in their respective fields of use. As of March 31, 2005, we had received approximately $11 million in funding from ITI. As qualified expenditures are made under the co-development arrangement, we recognize the fee earned during the period as a reduction of our related expenses, subject to certain limitations. For the three months ended March 31, 2005, we recognized $2.2 million of reimbursements, of which $1.9 million offset our research and development spending and $0.3 million reduced our general and administrative spending incurred by Stirling. Funds received from ITI in excess of amounts earned are included in accrued expenses and other current liabilities, the balance of which was $7.1 million as of March 31, 2005.

 (9)      Defined Benefit Pension Plan

Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees.  The net periodic benefit costs are as follows:

	Three Months Ended March 31,
(in thousands)	2005	2004
Service cost	$68	$454
Interest cost	153	52
Expected return on plan assets	(90)	(46)
Realized losses	11	6
Net periodic benefit cost	$142	$466

(10)  Financial Information by Segment

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Our chief operating decision making group is composed of the chief executive officer and members of senior management.  Our reportable operating segments are Consumer Diagnostic Products, Vitamins and Nutritional Supplements, Professional Diagnostic Products, and Corporate and Other. Included in the operating loss of Corporate and Other are non-allocable corporate expenditures and expenses related to our research and development activities in the area of cardiology, the latter of which amounted to $4.3 million, net of the ITI funding of $1.9 million (Note 8), and $3.6 million for the three months ended March 31, 2005 and 2004, respectively.  Total assets in the area of cardiology, which are included in Corporate and Other in the tables below, amounted to $57.3 million at March 31, 2005 and $8.6 million at December 31, 2004.

We evaluate performance of our operating segments based on revenue and operating income (loss).  Segment information for the three months ended March 31, 2005 and 2004 is as follows:

	Consumer	Vitamins and	Professional	Corporate
	Diagnostic	Nutritional	Diagnostic	and
(in thousands)	Products	Supplements	Products	Other	Total
Three Months Ended March 31, 2005

Net revenue to external customers	$43,420	$16,921	$31,271	$—	$91,612
Operating income (loss)	6,941	(1,860)	(2,772)	(8,790)	(6,481)
Assets	246,534	51,241	310,885	62,947	671,607

At December 31, 2004

Assets	243,001	48,072	263,169	12,936	567,178

Three Months Ended March 31, 2004

Net revenue to external customers	40,418	20,291	29,992	—	90,701
Operating income (loss)	3,578	(30)	3,363	(3,096)	3,815

(11) Material Contingencies and Legal Settlements

Our material pending legal proceedings are described in the section of our annual report on Form 10-K for the year ended December 31, 2004 titled “Item 3. Legal Proceedings.” Material developments in our material pending legal proceedings are described in this quarterly report on Form 10-Q in “Part II. Item 1. Legal Proceedings.”

On February 2, 2005, our IMN subsidiary received $8.4 million representing its pro rata share of the net funds which were disbursed in connection with the settlement of class action suits against several raw material suppliers.  The class action suits alleged that certain defendants unlawfully agreed to fix prices of certain vitamin products sold in the United States.  IMN’s recovery represented 7.3% of its approved purchases from the settling parties during the period in which the price fixing was alleged. The $8.4 million is included in other income, net, in the accompanying consolidated statement of operations for the three months ended March 31, 2005.

On April 6, 2005, we entered into a binding settlement agreement of our pending litigation with Princeton BioMeditech Corporation (“PBM”) pursuant to which we paid $2.5 million in resolution of all pending litigation with PBM.  PBM also received an option to permanently settle certain claims against our subsidiary, Applied Biotech, Inc. (“ABI”), that are not part of any pending case in exchange for $1.75 million of collaborative research and development funding from us.  In connection with the settlement, the parties also entered into an agreement to form a joint venture pursuant to which both companies will make all their sales of existing drugs of abuse products (excluding sales to hospitals) (the “New Joint Venture”).  All products sold by the New Joint Venture will be manufactured by PBM.  The New Joint Venture will be owned equally by PBM and us and profits will be distributed in proportion to the trailing 12 month sales of products contributed to the venture.  In connection with this settlement arrangement, we recorded a $4.2 million charge which is included in other income, net, in the accompanying consolidated statement of operations for the three months ended March 31, 2005.

On April 27, 2005 we entered into a settlement agreement with Quidel Corporation (“Quidel”) terminating all domestic and international intellectual property litigation with them. Under the settlement agreement, we received a net payment of $17.0 million and net future royalties from Quidel at 8.5%, in exchange for a license to all of our current and future patents which embody lateral flow technology for all diagnostic products other than for cardiology testing and for consumer/over-the-counter women’s health (except that diagnostics for women’s infectious diseases are within the licensed field of use). Quidel and its affiliates are granting a net royalty free cross-license of their current and future patents that embody lateral flow technology to us and all of our affiliates for all applications.  The payment of $17.0 million will be included in our financial results for the three months ended June 30, 2005.

(12) Recent accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials should be recognized as current period charges in all circumstances. We are required to adopt SFAS No. 151 on January 1, 2006.  We do not expect the adoption of SFAS No. 151 to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R.  SFAS No. 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  It eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method.  As permitted by the current SFAS No. 123, we have been accounting for share-based compensation to employees using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options.  Under the original guidance of SFAS No. 123R, we were to adopt the statement’s provisions for the interim period beginning after June 15, 2005.  However, in April 2005, as a result of an action by the Securities and Exchange Commission, companies are allowed to adopt the provisions of SFAS No. 123R at the beginning of their fiscal year that begins after June 15, 2005.  Consequently, we will adopt SFAS No. 123R on January 1, 2006.  We expect that the requirement to expense stock options and other equity interests that have been or will be granted pursuant to our equity incentive program will significantly increase our operating expenses and result in lower earnings per share.  See note 4 of these consolidated financial statements for the effect of accounting for stock-based compensation using the fair-value-based method.  The adoption of SFAS No. 123R will have no impact on our cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”  SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. We are currently evaluating the provisions of SFAS No. 153 and do not believe that the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

(13)  Guarantor Financial Information

We issued $150.0 million in senior subordinated notes (the “Bonds”) to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in compliance with Regulation S of the Securities Act.  Our payment obligations under the Bonds are currently guaranteed by all of our domestic subsidiaries (the “Guarantor Subsidiaries”).  The guarantee is full and unconditional.  Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors in the Bonds. The following supplemental financial information sets forth, on a consolidating basis, the statements of operations and cash flows for the three months ended March 31, 2005 and 2004 and the balance sheets as of March 31, 2005 and December 31, 2004 for our company (the “Issuer”), the Guarantor Subsidiaries and our other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects our investments and the Guarantor Subsidiaries’ investments in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

We have extensive transactions and relationships between various members of our consolidated group.  These transactions and relationships include intercompany pricing agreements, intellectual property royalty agreements, and general and administrative and research and development cost sharing agreements. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among unrelated parties.

On October 20, 2004, our subsidiary IMN became a Guarantor Subsidiary under the Bonds.  Prior to this change, IMN was a Non-Guarantor Subsidiary.  For comparative purposes, we have included the financial results of IMN in the results of the Guarantor Subsidiaries in the following supplemental financial information for all periods presented.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net product sales	$5,478	$50,778	$45,339	$(12,204)	$89,391
License revenue	—	31	2,190	—	2,221
Net revenue	5,478	50,809	47,529	(12,204)	91,612
Cost of sales	5,617	43,033	24,564	(13,498)	59,716
Gross profit	(139)	7,776	22,965	1,294	31,896

Operating expenses:
Research and development	141	1,115	5,976	—	7,232
Sales and marketing	480	7,177	9,373	—	17,030
General and administrative	3,308	3,622	7,185	—	14,115
Total operating expenses	3,929	11,914	22,534	—	38,377
Operating (loss) income	(4,068)	(4,138)	431	1,294	(6,481)

Equity in earnings of subsidiaries, net of tax	3,614	—	—	(3,614)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(4,245)	(484)	(1,343)	1,060	(5,012)
Other (expense) income, net	(3,074)	8,660	324	(999)	4,911

(Loss) income before income taxes	(7,773)	4,038	(588)	(2,259)	(6,582)
Income tax provision	322	718	473	—	1,513
Net (loss) income	$(8,095)	$3,320	$(1,061)	$(2,259)	$(8,095)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net product sales	$4,775	$50,074	$44,198	$(10,846)	$88,201
License revenue	—	22	2,478	—	2,500
Net revenue	4,775	50,096	46,676	(12,327)	90,701
Cost of sales	5,044	38,295	21,776	(11,323)	53,792
Gross profit	(269)	11,801	24,900	477	36,909

Operating expenses:
Research and development	96	628	6,699	—	7,423
Sales and marketing	471	6,597	7,283	—	14,351
General and administrative	2,315	3,544	5,461	—	11,320
Total operating expenses	2,882	10,769	19,443	—	33,094
Operating (loss) income	(3,151)	1,032	5,457	477	3,815

Equity in earnings of subsidiaries, net of tax	964	—	—	(964)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(3,173)	(3,934)	(1,304)	641	(7,770)
Other income (expense), net	731	150	207	(641)	447
(Loss) income before income taxes	(4,629)	(2,752)	4,360	(487)	(3,508)
Income tax (benefit) provision	(958)	185	936	—	163
Net (loss) income	$(3,671)	$(2,937)	$3,424	$(487)	$(3,671)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

March 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$284	$11,213	$22,170	$—	$33,667
Accounts receivable, net of allowances	1,934	36,548	19,332	—	57,814
Inventories	5,830	43,221	21,104	(4,718)	65,437
Deferred tax assets	—	142	2,819	—	2,961
Prepaid expenses and other current assets	2,135	3,585	8,408	—	14,128
Intercompany receivables	55,613	18,545	15,886	(90,044)	—
Total current assets	65,796	113,254	89,719	(94,762)	174,007

Property, plant and equipment, net	2,858	30,173	36,213	—	69,244
Goodwill	55,250	109,116	94,520	—	258,886
Other intangible assets with indefinite lives	5,000	12,420	37,936	—	55,356
Core technology and patents, net	31,454	5,871	31,215	—	68,540
Other intangible assets, net	5,000	19,950	10,495	—	35,445
Deferred financing costs, net, and other non-current assets	6,524	1,751	1,060	—	9,335
Deferred tax assets	—	—	748	46	794
Investment in subsidiaries	276,676	(1,020)	—	(275,656)	—
Intercompany notes receivable	95,425	15,089	2	(110,516)	—
Total assets	$543,983	$306,604	$301,908	$(480,888)	$671,607

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$329	$—	$329
Current portion of capital lease obligations	—	486	6	—	492
Accounts payable	2,775	22,978	13,718	—	39,471
Accrued expenses and other current liabilities	14,050	17,028	31,210	—	62,288
Intercompany payables	17,835	21,595	50,614	(90,044)	—
Total current liabilities	34,660	62,087	95,877	(90,044)	102,580
Long-term liabilities:
Long-term debt, net of current portion	169,306	20,000	22,009	—	211,315
Capital lease obligations, net of current portion	—	1,310	2	—	1,312
Deferred tax liabilities	17,064	4,401	7,261	—	28,726
Other long-term liabilities	—	29	4,692	—	4,721
Intercompany notes payable	—	53,221	57,295	(110,516)	—
Total long-term liabilities	186,370	78,961	91,259	(110,516)	246,074

Stockholders’ equity	322,953	165,556	114,772	(280,328)	322,953

Total liabilities and stockholders’ equity	$543,983	$306,604	$301,908	$(480,888)	$671,607

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$12	$3,551	$13,193	$—	$16,756
Accounts receivable, net of allowances	2,660	36,273	22,414	—	61,347
Inventories	6,340	40,061	19,815	(6,073)	60,143
Deferred tax assets	—	—	2,819	—	2,819
Prepaid expenses and other current assets	1,278	2,034	6,289	—	9,601
Intercompany receivables	54,358	10,015	14,145	(78,518)	—
Total current assets	64,648	91,934	78,675	(84,591)	150,666

Property, plant and equipment, net	2,808	27,591	36,381	—	66,780
Goodwill	17,672	108,842	94,641	—	221,155
Other intangible assets with indefinite lives	—	12,420	38,122	—	50,542
Core technology and patents, net	2,533	6,009	31,785	—	40,327
Other intangible assets, net	—	20,522	7,158	—	27,680
Deferred financing costs, net, and other non-current assets	6,452	1,710	994	—	9,156
Deferred tax assets	—	—	826	46	872
Investment in subsidiaries	264,539	(966)	—	(263,573)	—
Intercompany notes receivable	114,439	15,089	—	(129,528)	—
Total assets	$473,091	$283,151	$288,582	$(477,646)	$567,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$88	—	$88
Current portion of capital lease obligations	—	461	6	—	467
Accounts payable	1,754	19,497	11,094	—	32,345
Accrued expenses and other current liabilities	12,408	17,298	22,180	—	51,886
Intercompany payables	13,640	15,964	48,914	(78,518)	—
Total current liabilities	27,802	53,220	82,282	(78,518)	84,786
Long-term liabilities:
Long-term debt, net of current portion	169,256	20,000	12	—	189,268
Capital lease obligations, net of current portion	—	1,397	4	—	1,401
Deferred tax liabilities	1,352	3,821	7,423	—	12,596
Other long-term liabilities	—	29	4,417	—	4,446
Intercompany notes payable	—	53,221	76,307	(129,528)	—
Total long-term liabilities	170,608	78,468	88,163	(129,528)	207,711

Stockholders’ equity	274,681	151,463	118,137	(269,600)	274,681

Total liabilities and stockholders’ equity	$473,091	$283,151	$288,582	$(477,646)	$567,178

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(8,095)	$3,320	$(1,061)	$(2,259)	$(8,095)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(3,614)	—	—	3,614	—
Interest expense related to amortization and/or write-off of noncash original issue discount and deferred financing costs	292	96	55	—	443
Depreciation and amortization	304	2,285	3,613	—	6,202
Deferred income taxes	112	526	—	—	638
Other noncash items	(25)	(6)	(37)	—	(68)
Minority interest in subsidiary	—	—	207	—	207
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	726	5,079	2,883	—	8,688
Inventories	510	(572)	(1,595)	(1,355)	(3,012)
Prepaid expenses and other current assets	(857)	(640)	(2,979)	—	(4,476)
Intercompany payables or receivables	5,790	(2,900)	(3,304)	414	—
Accounts payable	1,098	1,329	2,921	—	5,348
Accrued expenses and other current liabilities	289	(951)	10,018	—	9,356
Other non-current liabilities	—	—	76	—	76
Net cash (used in) provided by operating activities	(3,470)	7,566	10,797	414	15,307

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)

For the Three Months Ended March 31, 2005

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(275)	(1,342)	(2,362)	—	(3,979)
Proceeds from sale of property, plant and equipment	—	6	37	—	43
Payments for acquisitions and of transactional costs for previous acquisitions	(12,492)	1,671	(4,955)	—	(15,776)
(Increase) decrease in other assets	(231)	37	(200)	—	(394)
Net cash (used in) provided by investing activities	(12,998)	372	(7,480)	—	(20,106)

Cash Flows from Financing Activities:
Cash paid for financing costs	(82)	(163)	(110)	—	(355)
Proceeds from issuance of common stock, net of issuance costs	899	—	—	—	899
Net (repayment) borrowings under revolving line of credit	(77)	—	22,247	—	22,170
Repayments of notes payable	—	—	(9)	—	(9)
Principal payments of capital lease obligations	—	(113)	(2)	—	(115)
Intercompany notes payable (receivable)	16,000	—	(16,000)	—	—
Net cash provided by (used in) financing activities	16,740	(276)	6,126	—	22,590
Foreign exchange effect on cash and cash equivalents	—	—	(466)	(414)	(880)
Net increase in cash and cash equivalents	272	7,662	8,977	—	16,911
Cash and cash equivalents, beginning of period	12	3,551	13,193	—	16,756
Cash and cash equivalents, end of period	$284	$11,213	$22,170	$—	$33,667

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(3,671)	$(2,937)	$3,424	$(487)	$(3,671)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(964)	—	—	964	—
Interest expense related to amortization and/or write-off of noncash original issue discount and deferred financing costs	268	2,747	296	—	3,311
Noncash charge related to interest rate swap agreement	64	—	—	—	64
Depreciation and amortization	618	1,838	3,119	—	5,575
Deferred income taxes	(963)	262	—	—	(701)
Other noncash items	—	—	(19)	—	(19)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,167	1,560	(2,704)	—	23
Inventories	(1,023)	(462)	(1,479)	(477)	(3,441)
Prepaid expenses and other current assets	(185)	(187)	968	—	596
Intercompany payables or receivables	(498)	2,636	(2,403)	265	—
Accounts payable	(2,696)	(1,668)	(1,456)	—	(5,820)
Accrued expenses and other current liabilities	1,457	(1,785)	2,698	—	2,370
Net cash (used in) provided by operating activities	(6,426)	2,004	2,444	265	(1,713)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)

For the Three Months Ended March 31, 2004

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(222)	(1,611)	(2,568)	—	(4,401)
Proceeds from sale of property, plant and equipment	—	—	28	—	28
Payments of transactional costs for previous acquisitions	(2,093)	(220)	(51)	—	(2,364)
Increase in other assets	(467)	(87)	(261)	—	(815)
Net cash used in investing activities	(2,782)	(1,918)	(2,852)	—	(7,552)

Cash Flows from Financing Activities:
Cash paid for financing costs	(4,666)	—	—	—	(4,666)
Proceeds from issuance of common stock, net of issuance costs	521	—	—	—	521
Proceeds from issuance of senior subordinated notes	150,000	—	—	—	150,000
Net repayment under revolving line of credit	—	(17,588)	(22,872)	—	(40,460)
Repayments of notes payable	(9,000)	(75,304)	(9,937)	—	(94,241)
Principal payments of capital lease obligations	—	(105)	(2)	—	(107)
Intercompany notes (payables) or receivables	(124,809)	91,949	32,860	—	—
Net cash provided by (used in) financing activities	12,046	(1,048)	49	—	11,047
Foreign exchange effect on cash and cash equivalents	—	—	3	(265)	(262)
Net increase (decrease) in cash and cash equivalents	2,838	(962)	(356)	—	1,520
Cash and cash equivalents, beginning of period	1,708	11,315	11,599	—	24,622
Cash and cash equivalents, end of period	$4,546	$10,353	$11,243	—	$26,142

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

As noted above, this quarterly report on Form 10-Q, including this Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements in this Item 2 include, without limitation, statements regarding our expectations with respect to benefits to be realized as a result of synergies relating to our acquisitions, net product sales, our funding plans for our future working capital needs and commitments, and the impact of our acquisitions.  Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth below under “Certain Factors Affecting Future Results” and “Special Statement Regarding Forward-Looking Statements.”  The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

Financial Overview

For the three months ended March 31, 2005, we recorded net revenue of $91.6 million, compared to $90.7 million for the three months ended March 31, 2004.  Adjusted for the favorable impact of currency translation, net revenue for the first quarter of 2005 was essentially consistent with that for the first quarter of 2004.  Our combined consumer and professional diagnostics businesses enjoyed a 5% growth, adjusted for the impact of currency translation, while this growth was offset by the decline in our vitamins and nutritional supplements business.

For the three months ended March 31, 2005, we incurred a net loss of $8.1 million, compared to a net loss of $3.7 million for the three months ended March 31, 2004.  The significant loss for the first quarter of 2005, compared to the first quarter of 2004, resulted from: (i) a $1.6 million negative impact on gross profit due to a recall of two of our drugs of abuse diagnostic products following our decision to withdraw the products’ 510(k)s, (ii) margin deterioration in our vitamins and nutritional supplements business which affected our gross profit by $1.5 million, (iii) increased sales and marketing spending of $1.9 million, (iv) increased legal spending of $2.1 million due to our continued aggressive defense and enforcement of our intellectual property, (v) an increase of $1.2 million in operating expenses due to acquisitions, and (vi) a $4.3 million legal settlement with Princeton BioMeditech Corporation, or PBM.  The negative impacts on the first quarter of 2005 financial results were offset by an $8.4 million gain from a legal settlement of class action suits against several raw material suppliers in our vitamins and nutritional supplements business.  In addition, we recently announced a settlement with Quidel Corporation, or Quidel, in which Quidel agreed to pay us net, $17 million for a license to our intellectual property for past product sales and an ongoing net royalty of 8.5% on future sales of their lateral flow products.  The payment of $17 million from Quidel will be included in our results for the second quarter of 2005.

As a leading global developer of advanced diagnostic devices, we are continually exploring opportunities in a variety of professional diagnostic and consumer-oriented applications, including immuno-diagnostics with a focus on women’s health, cardiology and infectious disease.  Our emphasis on new product development requires substantial investment and involves significant inherent risk.  We intend to continue to devote substantial resources to research and development activities.  Our recently announced co-development agreement with ITI Scotland Ltd., or ITI Scotland, who will provide us with $56.5 million over three years to fund certain new and existing cardiovascular-related research and development initiatives, as well as development of our new cardiac center in Stirling, Scotland, is evidence of this commitment.  In addition, we will continue to aggressively defend our substantial intellectual property portfolio, which underlies our emphasis on new product development, against potential infringers.

Our Acquisition of the Rapid Diagnostics Business from Abbott Laboratories

On September 30, 2003, we acquired the rapid diagnostics business of Abbott Laboratories, consisting of Abbott’s lines of consumer diagnostic pregnancy tests, sold under the brand name Fact plus, and its professional rapid diagnostics products for various testing needs, including strep throat, pregnancy and drugs of abuse, which are sold under brand names Signify and TestPack. This acquisition resulted in a significant amount of goodwill. Goodwill represents the premium paid in excess of the identifiable assets of the business acquired. Goodwill can arise as a result of acquired going concern value, employees and synergies. Because of the unique way in which the acquisition was structured, access to the factors required for maintaining the continuity of the business was achieved through contractual arrangements with terms of up to two years to facilitate the rapid integration of the Abbott business into our infrastructure with minimal restructuring or exit costs required. For this reason, the vast majority of the purchase price was allocated to goodwill attributable to synergies arising from the application of our existing infrastructure to the operations and the brands of the acquired business. The acquisition was also attractive because of the similarity in mode of operation between the acquired products and our existing products.

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

With respect to marketing synergies, we have enjoyed the savings that we anticipated at the time of the acquisition with respect to the addition of the Fact plus product line to our existing consumer diagnostics business, which has sold and distributed Fact plus with nominal increases in consumer sales and marketing infrastructure.  These marketing synergies benefited sales and marketing expense as a percentage of net product sales by 24 basis points for the three months ended March 31, 2005.

With respect to manufacturing synergies, since the second half of 2004, we have transitioned all of the manufacturing of the Signify products from a third party manufacturer to our own manufacturing facilities. This transition was part of the original plan at the date of acquisition and resulted in increased gross profit of approximately $1.4 million on Signify product sales since the second half of 2004, as compared to the margins prior to the second half of 2004.

Other manufacturing synergies anticipated at the time of the acquisition include the transition of the TestPack products to our product design and manufacturing capacity. This product transition is currently underway and is anticipated to be completed late in the second quarter of 2005 for all countries except Japan, where the transition will occur in the fourth quarter of 2005.  We currently anticipate achieving synergies in line with our expectations as of the date of acquisition.  Additional manufacturing synergies were anticipated as we transition production of Fact plus for the international market to our own manufacturing operations. We began this transition by taking over production of Fact plus made for sale to one very small target market in the second quarter of 2004 and we transitioned the vast majority of production of the pregnancy tests acquired from Abbott for the international markets in the fourth quarter of 2004 which, along with improved pricing due to distribution changes, resulted in a 12% increase in overall gross profit earned from Fact plus and international pregnancy sales in the fourth quarter of 2004 as compared to the third quarter of 2004.  We expect the overall margins of Fact plus and international pregnancy sales going forward to be in line with that of the fourth quarter of 2004.  Benefits that may arise from synergies between combined businesses, including the benefits arising out of synergies relating to our acquisition of the rapid diagnostics business from Abbott, are subject to the risks relating to our acquisitions, as well as the other numerous risks that our business faces set forth in the sections of this report entitled “Certain Factors Affecting Future Results” and “Special Statement Regarding Forward-Looking Statements.”

Results of Operations

Net Product Sales, Total and by Business Segment.  Total net product sales increased by $1.2 million, or 1%, to $89.4 million for the three months ended March 31, 2005 from $88.2 million for the three months ended March 31, 2004.  Excluding the favorable impact of currency translation, net product sales for the three months ended March 31, 2005 increased by $0.2 million, compared to the three months ended March 31, 2004.  Net product sales by business segment for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months ended March 31,		%
(in thousands)	2005	2004	Change
Consumer diagnostic products	$41,935	$38,750	8%
Vitamins and nutritional supplements	16,921	20,290	(17)%
Professional diagnostic products	30,535	29,161	5%
Total net product sales	$89,391	$88,201	1%

Adjusted for currency translation impact, net product sales of our consumer diagnostic products increased by $2.5 million, or 6%, comparing the three months ended March 31, 2005 to the three months ended March 31, 2004.  This increase represents organic growth in our premium pregnancy test products.

Comparing the three months ended March 31, 2005 to the three months ended March 31, 2004, our vitamins and nutritional supplements business declined by $3.4 million, or 17%, of which approximately $1.7 million resulted from a decline in sales of vitamin E due to its recent negative publicity in the industry.  The remaining decrease in net product sales of our vitamins and nutritional supplements business resulted from competition due to continued excess capacity in the industry.

Adjusted for currency translation impact, net product sales of our professional diagnostic products increased by $1.1 million, or 4%, comparing the three months ended March 31, 2005 to the three months ended March 31, 2004.  Acquisitions, primarily Viva Diagnostika, or Viva, in June 2004, contributed $2.7 million of net product sales of our professional diagnostic products for the three months ended March 31, 2005.  Excluding the impact from currency translation and acquisitions, net product sales of our professional diagnostic products decreased by $1.6 million, comparing the three months ended March 31, 2005 to the three months ended March 31, 2004.  The decline in sales of our professional diagnostic products primarily resulted from decreased sales of certain of our drugs of abuse diagnostic products due to an FDA issue at our subsidiary Applied Biotech, Inc., or ABI. See detailed discussion of the FDA issue at ABI in the risk factor entitled “Our failure to meet strict regulatory requirements could require us to pay fines, incur other costs or even close our facilities” in the section entitled “Certain Factors Affecting Future Results” included herein. In addition, during the first quarter of 2005, we recorded a $0.3 million specific returns reserve, which reduced our net product sales, due to a recall of two of our drugs of abuse diagnostic products following our decision to withdraw the products’ 510(k)s.  The products impacted by the recall contributed approximately 1% of our net revenues in 2004.  We believe that our recently executed joint venture agreement with PBM related to drugs of abuse diagnostic products should to a great extent replace these recalled products.

License Revenue.  License revenue represents license and royalty fees from intellectual property license agreements with third-parties.  License revenue decreased by $0.3 million, or 12%, to $2.2 million for the three months ended March 31, 2005 from $2.5 million for the three months ended March 31, 2004.  The decrease is a function of the net results of royalties collected under new licenses and a decrease in royalties under expired licenses.

Gross Profit and Margin.  Gross profit decreased by $5.0 million, or 14%, to $31.9 million for the three months ended March 31, 2005 from $36.9 million for the three months ended March 31, 2004.  Approximately $1.6 million of the decrease in gross profit represented provisions for returns and inventory reserve which were established as a result of our recall of the drugs of abuse diagnostic products.  Further, gross profit decreased due to the continued decline in profitability of our private label nutritional supplements business as a result of continued excess capacity in the industry, which gross profit declined by $1.5 million, comparing the first quarter of 2005 to the first quarter of 2004.  The decline in the value of the U.S. Dollar against the Euro and British Pounds Sterling adversely impacted gross profit of certain of our products manufactured at our European subsidiaries and sold in U.S. Dollars by $0.4 million.  The remaining $1.5 million decrease in gross profit primarily resulted from product mix.

Overall gross margin for the three months ended March 31, 2005 was 35%, compared to 41% for the three months ended March 31, 2004.  Excluding the effect of the provisions for returns and inventory reserve related to the recall of the drugs of abuse diagnostic products, aggregating $1.6 million, gross margin for the three months ended March 31, 2005 was 36%.  The decline in profitability in our private label nutritional supplements business due to competitive pricing in the industry impacted gross margin by 164 basis points.  The effect on gross margin due to the weakened U.S. Dollar against the Euro and British Pounds Sterling was 44 basis points.  The remaining decrease in gross margin resulted from product mix.

Gross Profit from Net Product Sales by Business Segment.  Gross profit from net product sales represents total gross profit less gross profit associated with license revenue.  Gross profit from total net product sales decreased by $4.5 million, or 13%, to $30.7 million for the three months ended March 31, 2005 from $35.2 million for the three months ended March 31, 2004.  Gross profit from net product sales by business segment for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months ended March 31,		%
(in thousands)	2005	2004	Change
Consumer diagnostic products	$20,924	$21,275	(2)%
Vitamins and nutritional supplements	689	2,625	(74)%
Professional diagnostic products	9,058	11,324	(20)%
Total gross profit from net product sales	$30,671	$35,224	(13)%

Gross profit from our consumer diagnostic product sales decreased by $0.4 million, or 2%, comparing the first quarter of 2005 to the first quarter of 2004, which resulted from the adverse impact on gross profit of certain of our products manufactured at our European subsidiaries and sold in U.S. Dollars due to the decline in the value of the U.S. Dollar against the Euro and British Pounds Sterling.  Gross margin from our consumer diagnostic product sales dropped to 50% for the three months ended March 31, 2005 from 55% for the three months ended March 31, 2004, of which decrease 95 basis point resulted from the weakened U.S. Dollar.  The remaining decrease in gross margin from our consumer diagnostic product sales resulted from change in product mix.

Of the decrease of $1.9 million, or 74%, in gross profit from our vitamins and nutritional supplements net product sales, comparing the first quarter of 2005 to the first quarter of 2004, approximately $1.5 million resulted from the continued decline in profitability of our private label nutritional supplements business due to pricing competition and excess capacity, which also explained the decrease in gross margin of our nutritionals business to 4% for the three months ended March 31, 2005 from 13% for the three months ended March 31, 2004.  The remaining decrease in gross profit from our nutritionals business primarily resulted from the decrease in vitamin E sales, as discussed above.

Gross profit from our professional diagnostic product sales decreased by $2.3 million, or 20%, comparing the first quarter of 2005 to the first quarter of 2004.  Excluding the $1.6 million impact to gross profit due to our recall of the drugs of abuse diagnostic products, gross profit from our professional diagnostic product sales decreased by $0.7 million or 6%.  The remaining decrease in gross profit from our professional diagnostic product sales primarily resulted from decrease in sales of our drugs of abuse diagnostic tests, as discussed above.  Excluding the impact of the recall, gross margin from our professional diagnostic product sales was 35% for the three months ended March 31, 2005, compared to 39% for the three months ended March 31, 2004.  The decrease in gross margin from our professional diagnostic product sales resulted from change in product mix.

Research and Development Expense.  Research and development expense decreased by $0.2 million, or 3%, to $7.2 million for the three months ended March 31, 2005 from $7.4 million for the three months ended March 31, 2004.  The amount of research and development expense for the first quarter of 2005, or $7.2 million, was offset by the funding of $1.9 million from ITI Scotland earned during the quarter.  Excluding the ITI Scotland funding, research and development expenses increased by $1.7 million, comparing the first quarter of 2005 to the first quarter of 2004, which primarily resulted from increased spending in our research and development activities in the area of cardiology.

Sales and Marketing Expense.  Sales and marketing expense increased by $2.6 million, or 18%, to $17.0 million for the three months ended March 31, 2005 from $14.4 million for the three months ended March 31, 2004.  Approximately $1.2 million of the increase in sales and marketing expenses resulted from our significant advertising efforts to promote our premium consumer diagnostic products in the first quarter of 2005.  Approximately $0.8 million of the increase in sales and marketing expenses resulted from acquisitions, primarily Viva, and the effect of the weakened U.S. Dollar on translation of sales and marketing expenses incurred by our foreign subsidiaries.  The remaining increase in sales and marketing expenses of $0.6 million primarily resulted from our expanded sales and marketing infrastructure to support the anticipated growth in our point-of-care professional diagnostics business.

Sales and marketing expense as a percentage of net product sales increased to 19% for the three months ended March 31, 2005, compared to 16% for the three months ended March 31, 2004.  The increase in sales and marketing expense as a percentage of net product sales primarily resulted from our investment in advertising efforts of our premium consumer diagnostic products and sales and marketing infrastructure to support our anticipated growth in the point-of-care professional diagnostics business.

General and Administrative Expense.  General and administrative expense increased by $2.8 million, or 25%, to $14.1 million for the three months ended March 31, 2005 from $11.3 million for the three months ended March 31, 2004.  Approximately $2.1 million of the increase in general and administrative expenses resulted from an increase in legal spending, due to our active pursuits and defenses in litigations, including our lawsuits and settlements with Quidel and PBM.  The remaining increase in general and administrative expense primarily resulted from various acquisitions.  Due to the factors discussed herein, general and administrative expense as a percentage of net revenue increased to 15% for the three months ended March 31, 2005 from 12% for the three months ended March 31, 2004.

Interest Expense.  Interest expense includes interest charges, the write-off and amortization of deferred financing costs and the amortization of non-cash discounts associated with our debt issuances.  Interest expense decreased by $2.8 million, or 36%, to $5.0 million for the three months ended March 31, 2005 from $7.8 million for the three months ended March 31, 2004.  In the first quarter of 2004, we recorded a charge of $3.5 million representing the write-off of unamortized deferred financing costs and prepayment fees and penalties related to the repayment of borrowings under our primary senior credit facility and certain subordinated notes with the proceeds from our $150.0 million bond offering in February 2004.  Excluding such charge, interest expense increased by $0.7 million, or 16%, comparing the three months ended March 31, 2005 to the three months ended March 31, 2004.  Such increase was partially due to a higher average outstanding debt balance which was $202.3 million during the three months ended March 31, 2005, compared to $183.8 million during the three months ended March 31, 2004, as a result of borrowings to fund various acquisitions and operations.  Additionally, the 8.75% interest rate on the $150.0 million bonds, together with its 50 basis points interest penalty during a portion of the first quarter of 2005 due to the late registration of the related exchange offer, increased our average cash interest rate to 9.0% for the three months ended March 31, 2005 from 8.2% for the three months ended March 31, 2004.  The bonds, which are due in 2012, provide us with a long-term fixed rate on a significant portion of our indebtedness, as compared to the variable rates under our senior credit facility.

Other Income, Net.  Other income, net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense.  The components and the respective amounts of other income, net, are summarized as follows:

	Three Months ended March 31,		$
(in thousands)	2005	2004	Change
Interest income	$238	$347	$(109)
Foreign exchange gains (losses), net	185	34	151
Other	4,488	66	4,422
Total other income, net	$4,911	$447	$4,464

Included in other income for the three months ended March 31, 2005 was an $8.4 million gain from a legal settlement of class action suit against several raw material suppliers in our vitamins and nutritional supplements business and a $4.3 million charge related to a legal settlement with PBM, the latter of which is further discussed in Part II. Item 1. Legal Proceedings.

Provision for Income Taxes.  Provision for income taxes increased by $1.3 million, to $1.5 million for the three months ended March 31, 2005 from $0.2 million for the three months ended March 31, 2004.  The effective tax rate was (23)% for the three months ended March 31, 2005, compared to (5)% for the three months ended March 31, 2004.  The significant increase in the income tax provision related to the state income tax provision as a result of the $8.4 million legal settlement of the class action suits, as discussed above, and to foreign income tax provisions for various foreign subsidiaries.

Net Loss.  We incurred a net loss of $8.1 million for the three months ended March 31, 2005, compared to a net loss of $3.7 million for the three months ended March 31, 2004.  Net loss available to common stockholders for the three months ended March 31, 2005 was $8.1 million, or $0.39 per basic and diluted share.  Net loss available to common stockholders for the three months ended March 31, 2004 was $4.4 million, or $0.23 per basic and diluted share, after taking into account charges for redemption interest and amortization of beneficial conversion feature related to our Series A redeemable convertible preferred stock which were fully converted in January 2004.  The increase in net loss for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily resulted from the various factors as discussed above.  See note 5 of the accompanying consolidated financial statements for the calculation of net loss per share.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our existing capital resources, credit facilities and expected funding resulting from our recently executed co-development funding agreement with ITI Scotland will be adequate to fund our operations, including our outstanding debt and other commitments, as discussed below, for the next 12 months.  In the long-run, we expect to fund our working capital needs and other commitments primarily through the co-development funding program with ITI Scotland and through our operating cash flow, because we expect to grow our business through new product introductions and by continuing to leverage our strong intellectual property position.  We also expect to rely on our credit facilities to fund a portion of our capital needs and other commitments.

Additionally, on April 27, 2005, we settled our infringement lawsuit with Quidel, whereby Quidel agreed to pay us net, $17 million for a license to our intellectual property for past product sales and an ongoing net royalty of 8.5% on future sales of their lateral flow products.  We expect to utilize the $17 million settlement payment in funding a portion of our capital needs and other commitments.

Our funding plans for our working capital needs and other commitments may be adversely impacted by unexpected costs associated with prosecuting and defending our existing lawsuits and/or unforeseen lawsuits against us, integrating the operations of Ischemia Technologies, Inc., or Ischemia, Binax, Inc., or Binax, and the rapid diagnostics business acquired from Abbott Laboratories and executing our cost savings strategies.  We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized.  In addition, we intend to continue to make significant investments in our research and development efforts related to the substantial intellectual property portfolio we own.  We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise.  We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property.  If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements.  In such event, adequate funds may not be available when needed, or, may be available only on terms which could have a negative impact on our business and results of operations.  In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

Changes in Cash Position

As of March 31, 2005, we had cash and cash equivalents of $33.7 million, a $16.9 million increase from December 31, 2004.  We have funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities.  During the three months ended March 31, 2005, we generated cash of $15.3 million from our operating activities, which primarily resulted from an $11.0 million funding from ITI Scotland and a net decrease in working capital, excluding the change in the cash balance, of $5.0 million, offset by a loss, adjusted for non-cash items, of $0.7 million.  The decrease in working capital, excluding the change in the cash balance, primarily resulted from a significant decrease in the accounts receivable balance due to collections of sales from the fourth quarter of 2004, which was a higher sales quarter than the first quarter of 2005.  Our non-equity financing activities, primarily borrowings under our primary senior credit facility, net of various debt repayments and financing costs, provided us with cash of $21.7 million during the three months ended March 31, 2005.  In addition, we received $0.9 million in proceeds from the exercises of common stock options during the three months ended March 31, 2005.

During the three months ended March 31, 2005, we used cash of $20.1 million for investing activities which consisted of $15.8 million paid for transaction costs associated with previously acquired businesses and the acquisitions of the consumer pregnancy test business of Advanced Clinical Systems Pty Ltd in Australia, or ACS, Ischemia and Binax, $3.9 million in capital expenditures, net of proceeds from sales of equipment, and an increase in other non-current assets of $0.4 million.  Fluctuations in foreign currencies negatively impacted our cash balance by $0.9 million during the three months ended March 31, 2005.

Investing Activities

During the three months ended March 31, 2005, we incurred $3.9 million in capital expenditures, net of proceeds from sales of equipment.  Significant capital expenditures during the three months ended March 31, 2005 included leasehold improvements of $1.0 million in connection with upgrading one of our vitamins and nutritional supplements plants and machinery and leasehold improvements totaling $0.6 million in connection with the transition of the manufacturing of the Testpack product, which we acquired as part of the rapid diagnostics business from Abbott, to our facilities.  The remaining capital expenditures during the three months ended March 31, 2005 were incurred for the purchase of additional or replacement equipment to support our organic growth and various research and development activities and to furnish our new facilities in China and Scotland.

On January 24, 2005, we acquired the consumer pregnancy test business of ACS for an aggregate purchase price of $4.95 million which consisted of $4.65 million in cash and $0.3 million in estimated direct acquisition costs.  In acquiring the business, we obtained the rights to the Crystal Clear brand.  Crystal Clear is the leading consumer pregnancy test in Australia and has a leading position in New Zealand.

On March 16, 2005, we acquired Ischemia, a privately held, venture-backed company that has developed, manufactures and markets the only FDA-cleared in vitro diagnostic test targeted on cardiac ischemia.  The preliminary aggregate purchase price was $27.2 million, which consisted of 968,454 shares of our common stock with an aggregate fair value of $22.7 million, estimated exit costs of $1.7 million to vacate Ischemia’s manufacturing and administrative facilities, estimated direct acquisition costs of $2.3 million and $0.5 million in assumed debt.

On March 31, 2005, we acquired Binax, a privately held developer, manufacturer and distributor of rapid diagnostic products for infectious disease testing, primarily related to the respiratory system.  The preliminary aggregate purchase price was $44.7 million which consisted of $9.0 million in cash, 1,422,400 shares of our common stock with an aggregate fair value of $35.2 million and $0.5 million in estimated direct acquisition costs. The terms of the acquisition agreement also provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the next five years.

Financing Activities

On February 10, 2004, we completed the sale of $150.0 million of 8.75% senior subordinated notes, or bonds, due 2012 in a private placement to qualified institutional buyers.  The proceeds from the bond issuance were used to repay certain of our then existing debt and provided us with additional funds for our operations.  These bonds accrue interest from the date of their issuance, or February 10, 2004, at the rate of 8.75% per year.  Interest on the bonds are payable semi-annually in arrears on each February 15 and August 15, which commenced on August 15, 2004.  In addition, under the related registration rights agreement, we were to cause the registration statement with the Securities and Exchange Commission, or SEC, with respect to a registered exchange offer to exchange the notes underlying the bonds for new notes, to be declared effective under the Securities Act of 1933, as amended, within 240 days after the date of the bonds issuance and consummate the exchange offer within 270 days after the date of the bonds issuance.  As we were unable to consummate the exchange offer until March 28, 2005, interest on the bonds increased by 0.25% point per year for the first 90-day period immediately following the default and an additional 0.25% point per year with respect to each subsequent 90-day period up to a maximum amount of additional interest of 1% point.  Consequently, from October 7, 2004 through January 6, 2005, we accrued interest on the bonds at a rate of 9% and from January 6, 2005 though March 27, 2005, we accrued interest on the bonds at a rate of 9.25%.  As of March 31, 2005, accrued interest related to the bonds amounted to $1.7 million.

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

The indenture governing the bonds contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness in the aggregate, subject to our interest coverage ratio, pay dividends or make other distributions or repurchase or redeem our stock, make investments, sell assets, incur liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, enter into transactions with affiliates and consolidate, merge or sell all or substantially all of our assets.  These covenants are subject to certain exceptions and qualifications.

Our primary senior credit facility with a group of banks, as amended, currently provides us with revolving lines of credit in the aggregate amount of up to $50.0 million, subject to continuing covenant compliance.  As of March 31, 2005, we had $42.0 million of outstanding borrowings under the revolving lines of credit.

We may repay any future borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008.  We are required to make mandatory prepayments under our primary senior credit facility if we meet certain cash flow thresholds, issue equity securities or subordinated debt, or sell assets not in the ordinary course of our business.

Borrowings under the revolving lines of credit bear interest at either (1) the London Interbank Offered Rate, or LIBOR, as defined in the credit agreement, plus applicable margins or, at our option, (2) a floating Index Rate, as defined in the credit agreement, plus applicable margins.  Applicable margins if we choose to use the LIBOR or the Index Rate can range from 2.75% to 3.75% or 1.50% to 2.50%, respectively, depending on the quarterly adjustments that are based on our consolidated financial performance.  As of March 31, 2005, the applicable interest rate under the revolving lines of credit, including the applicable margin, ranged from 6.14% to 6.60%.

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

On September 20, 2002, we sold units having an aggregate purchase price of $20.0 million to private investors to help finance our acquisition of Wampole Laboratories.  Each unit was issued for $50,000 and consisted of (1) a 10% subordinated promissory note in the principal amount of $50,000 and (2) a warrant to acquire 400 shares of our common stock at an exercise price of $13.54 per share.  In the aggregate, we issued fully vested warrants to purchase 160,000 shares of our common stock, which may be exercised at any time on or prior to September 20, 2012.  In addition, the placement agent for the offering of the units received a warrant to purchase 37,700 shares of our common stock, the terms of which are identical to the warrants sold as a part of the units.  The 10% subordinated notes accrue interest on the outstanding principal amount at 10% per annum, which is payable quarterly in arrears on the first day of each calendar quarter, which started on October 1, 2002.  The 10% subordinated notes mature on September 20, 2008, subject to acceleration in certain circumstances, and we may prepay the 10% subordinated notes at any time, subject to certain prepayment penalties and the consent of our senior lenders.  Prepayments are made in cash or in shares of our common stock valued at 95% of the average closing price of such stock over the ten consecutive trading days immediately preceding the payment date.  The 10%

subordinated notes are expressly subordinated to up to $150.0 million of indebtedness for borrowed money incurred or guaranteed by our company plus any other indebtedness that we incur to finance or refinance an acquisition.  Among the purchasers of the units were three of our directors and officers and an entity controlled by our chief executive officer, who collectively purchased an aggregate of 37 units consisting of 10% subordinated notes in the aggregate principal amount of $1.85 million and warrants to purchase an aggregate of 14,800 shares of our common stock.

As of March 31, 2005, we had an aggregate of $2.1 million in outstanding capital lease obligations which are payable through 2009.

Income Taxes

As of December 31, 2004, we had approximately $105.3 million and $25.9 million of domestic and foreign net operating loss, or NOL, carryforwards, respectively, which either expire on various dates through 2024 or can be carried forward indefinitely.  These losses are available to reduce federal and foreign taxable income, if any, in future years.  These losses are also subject to review and possible adjustments by the applicable taxing authorities.  In addition, the domestic operating loss carryforward amount at December 31, 2004 included approximately $48.5 million of pre-acquisition losses from our subsidiaries, Inverness Medical Nutritionals Group, Ostex International, Inc. and Advantage Diagnostics Corporation.  The future benefit of these losses will be applied first to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisitions, prior to reducing our income tax expense.  Also included in our domestic NOL carryforwards at December 31, 2004 was approximately $1.8 million resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax.  Furthermore, all domestic losses are subject to the Internal Revenue Service Code Section 382 limitation and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%.  Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long term tax exempt rate.  We have recorded a valuation allowance against a portion of the deferred tax assets related to our net operating losses and certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets, as these assets can only be realized via profitable operations.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2005.

Contractual Obligations

The following table summarizes our principal contractual obligations as of March 31, 2005 that have changed significantly since December 31, 2004 and the effects of such obligations are expected to have on our liquidity and cash flow in future periods.  Contractual obligations that were presented in our annual report on Form 10-K for the year ended December 31, 2004 but omitted in the table below represent those that have not changed significantly since that date.

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2005	2006 - 2007	2008 - 2009	Thereafter
	(in thousands)
Long-term debt obligations (1)	$212,338	$316	$22	$62,000	$150,000
Research and development spending commitment (2)	70,620	14,124	48,022	8,474	—
Purchase obligations – other (3)	26,436	26,436	—	—	—
Contingent consideration (4)	12,500	1,500	11,000	—	—

(1)          Long-term debt obligations increased by $22.2 million since December 31, 2004 primarily due to our borrowings of $22.0 million under the lines of credit of our primary senior credit facility during the three months ended March 31, 2005.

(2)          Represents our commitment of 37.5 million British Pounds Sterling to certain research and development programs under our co-development agreement with ITI Scotland. See Note 8 of the accompanying consolidated financial statements.

(3)          Other purchase obligations relate to inventory purchases and other operating expense commitments.  Other purchase obligations decreased by $8.7 million, as compared to the commitments at December 31, 2004, primarily due to our efforts to reduce our inventory levels of vitamin E and to maintain our overall inventory levels constant after a build-up of it last year to support anticipated organic growth.

(4)          The increase in total contingent consideration of $11.0 million since December 31, 2004 represents our contingent payment arrangement with the Binax shareholders as part of our acquisition of Binax on March 31, 2005.  The timing of such contingent payment, if any, as shown in the table above, is based on management’s estimate.  See note 7(a) of the accompanying consolidated financial statements.

Critical Accounting Policies

The consolidated financial statements included elsewhere in this quarterly report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  The accounting policies discussed below are considered by our management and our audit committee to be critical to an understanding of our financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain.  Specific risks for these critical accounting policies are described in the following paragraphs.  For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment.  In addition, the notes to our audited consolidated financial statements for the year ended December 31, 2004 included in our annual report on Form 10-K include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

In connection with the acquisition of the rapid diagnostics business from Abbott Laboratories in September 2003, we entered into a transition services agreement with Abbott, whereby Abbott would continue to distribute the acquired products sold under the TestPack brand for a period of up to 18 months.  During the transition period, we recognized revenue on sales of the TestPack products when title transferred from Abbott to third party customers.

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

Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $13.4 million, or 13% of product sales, for both the three months ended March 31, 2005 and 2004, which have been recorded against product sales to derive our net product sales.

Similarly, our management must make estimates regarding uncollectible accounts receivable balances.  When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns.  Our accounts receivable balance was $57.8 million and $61.3 million, net of allowances for doubtful accounts of $2.8 million and $2.4 million, as of March 31, 2005 and December 31, 2004, respectively.

Valuation of Inventories

We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory.  In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory.  This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers, manufacturing lead times and, less commonly, decisions to withdraw our products from the market.  Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates.  Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory.  If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination.  Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision.  Our inventory balance was $65.4 million and $60.1 million, net of a provision for excess and obsolete inventory of $5.6 million and $4.1 million, as of March 31, 2005 and December 31, 2004, respectively.  Included in the provision for excess and obsolete inventory at March 31, 2005 was a $1.3 million specific reserve established during the first quarter of 2005 for certain drugs of abuse products in inventory, which products we recalled following our decision to withdraw the products’ 510(k)s.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets.  As of March 31, 2005, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $69.2 million, $258.9 million and $159.3 million, respectively.

Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions of intellectual property.  The values we record for goodwill and other intangible assets represent fair values calculated by accepted valuation methods.  Such valuations require us to provide significant estimates and assumptions which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property.  Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from product sales, customer contracts and acquired developed technologies and patents, (ii) expected costs to complete any in-process research and development projects and commercialize viable products and estimated cash flows from sales of such products, (iii) the acquired companies’ brand awareness and market position, (iv) assumptions about the period of time over which we will continue to use the acquired brand, and (v) discount rates.  These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur.  If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets, as discussed below, may indicate impairment which will require us to record an impairment charge in the period in which we identify the impairment.

Where we believe that property, plant and equipment and intangible assets have finite lives, we depreciate and amortize those assets over their estimated useful lives.  For purposes of determining whether there are any impairment losses, as further discussed below, our management has historically examined the carrying value of our identifiable long-lived tangible and intangible assets and goodwill, including their useful lives where we believe such assets have finite lives, when indicators of impairment are present.  In addition, Statement of Financial Accounting Standards, or SFAS, No. 142, Goodwill and Other Intangible Assets, requires that impairment reviews be performed on the carrying values of all goodwill on at least an annual basis.  For all long-lived tangible and intangible assets and goodwill, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period we identify the impairment.  Furthermore, if our review of the carrying values of the long-lived tangible and intangible assets with finite lives indicates impairment of such assets, we may determine that shorter estimated useful lives are more appropriate.  In that event, we will be required to record additional depreciation and amortization in future periods, which will reduce our earnings.

Valuation of Goodwill

We have goodwill balances related to our consumer diagnostics and professional diagnostics (which includes cardiology) reporting units, which amounted to $86.1 million and $172.8 million, respectively, as of March 31, 2005.  As of September 30, 2004, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach.  Based upon this review, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired.  Because future cash flows and operating results used in the impairment review are based on management’s projections and assumptions, future events can cause such projections to differ from those used at September 30, 2004, which could lead to significant impairment charges of goodwill in the future.  No events or circumstances have occurred since our review as of September 30, 2004, that would require us to reassess whether the carrying values of our goodwill have been impaired.

Valuation of Other Long-Lived Tangible and Intangible Assets

Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142.  Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of March 31, 2005, future events could cause us to conclude otherwise.

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

In October 2004, the American Jobs Creation Act of 2004, or the AJCA, was signed into law. The AJCA contains a series of provisions, several of which are pertinent to our company. The AJCA creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. It has been our company’s practice to permanently reinvest all foreign earnings into foreign operations and we currently expect to continue to reinvest foreign earnings permanently into our foreign operations. Should we plan to repatriate any foreign earnings in the future, we will be required to establish an income tax expense and related tax liability on such earnings.

Legal Contingencies

In the section of this quarterly report on Form 10-Q titled “Part II. Item 1. Legal Proceedings,” we have reported on certain material pending legal proceedings.  In addition, because of the nature of our business, we may from time to time be subject to commercial disputes, consumer product claims or various other lawsuits arising in the ordinary course of our business, and we expect this will continue to be the case in the future.  These lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages.  In addition, we aggressively defend our patent and other intellectual property rights.  This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can result in counterclaims against us.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R.  SFAS No. 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  It eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method.  As permitted by the current SFAS No. 123, Accounting for Stock-Based Compensation, we have been accounting for share-based compensation to employees using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options.  Under the original guidance of SFAS No. 123R, we were to adopt the statement’s provisions for the interim period beginning after June 15, 2005.  However, in April 2005, as a result of an action by the Securities and Exchange Commission, companies are allowed to adopt the provisions of SFAS No. 123R at the beginning of their fiscal year that begins after June 15, 2005.  Consequently, we elect to adopt SFAS No. 123R on January 1, 2006.  We expect that the requirement to expense stock options and other equity interests that have been or will be granted pursuant to our equity incentive program will significantly increase our operating expenses and result in lower earnings per share.  See note 4 of the accompanying consolidated financial statements for the effect of accounting for stock-based compensation using the fair-value-based method.  The adoption of SFAS No. 123R will have no impact on our cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”  SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged. SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial position, results of operations or cash flows.

Certain Factors Affecting Future Results

The risk factors described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2, 22 and 45 of this report.

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

We currently have, and we will likely continue to have, a substantial amount of indebtedness. As of March 31, 2005, we had approximately $214.4 million in aggregate principal indebtedness outstanding, of which $44.4 million is secured indebtedness, and $8 million of additional borrowing capacity under the revolving portions of our credit facilities. In addition, subject to restrictions in our credit facilities and the indenture governing our $150 million in outstanding 8.75% senior subordinated notes, or the senior subordinated notes, we may incur additional indebtedness. For the quarter ended March 31, 2005, and for the years ended December 31, 2004 and 2003, we recorded $5.0 million, $22.1 million and $9.7 million, respectively, of interest expense related to our indebtedness, which included $0.4 million, $4.2 million and $1.0 million, respectively, in non-cash interest primarily related to amortization of debt origination costs.

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

These restrictions may limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.  In particular, all acquisitions of other businesses, other than very small acquisitions, will require us to obtain our lenders’ consent under our senior credit facility. We have been required to obtain, and have obtained, our lenders’ consent under our senior credit facility in order to complete our acquisitions of the Wampole Division of MedPointe Inc., or Wampole, Ostex International, Inc., or Ostex, Applied Biotech, Inc., or ABI, and the rapid diagnostics business that we acquired from Abbott Laboratories, or the Abbott rapid diagnostics business, Ischemia, Inc., or Ischemia, Binax, Inc., or Binax.

Our senior credit facilities contain certain financial covenants that we may not satisfy which, if not satisfied, could result in the acceleration of the amounts due thereunder our credit facilities and the limitation of our ability to borrow additional funds in the future.

As of March 31, 2005, we had approximately $42.0 million of indebtedness outstanding under our senior credit facility and approximately $8.0 million of additional borrowing capacity thereunder. The agreements governing this facility subject us to various financial and other covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to fixed charge coverage, capital expenditures, various leverage ratios, minimum EBITDA and minimum cash requirements. If we violate any of these covenants, there may be a material adverse effect on us. Most notably, our outstanding debt under our senior credit facility could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future may be limited.

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

Upon the occurrence of a “change of control,” as defined in the indenture governing the senior subordinated notes, each holder of our senior subordinated notes will have the right to require us to purchase the notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. Our failure to purchase, or give notice of purchase of, the senior subordinated notes would be a default under the indenture, which would in turn be a default under our senior credit facility. In addition, a change of control may constitute an event of default under our senior credit facility. A default under our senior credit facility would result in an event of default under our 10% subordinated notes and, if the lenders accelerate the debt under our senior credit facility, the indenture governing the senior subordinated notes, and may result in the acceleration of any of our other indebtedness outstanding at the time. As a result, if we do not have enough cash to repay all of our indebtedness or to repurchase all of the senior subordinated notes, we may be limited in the change of control transactions that we may pursue.

Our acquisitions may not be profitable, and the integration of these businesses may be costly and difficult and may cause disruption to our business.

We have, since commencing activities in November 2001, acquired and we have attempted to integrate, or we are in the process of integrating, into our operations Unipath Limited and its associated companies and assets, or the Unipath business, IVC Industries, Inc. (now doing business as Inverness Medical Nutritionals Group, or IMN), Wampole, Ostex, ABI, the Abbott rapid diagnostics business, Ischemia and Binax. We have also made a number of smaller acquisitions. The ultimate success of all of our acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating these businesses or assets into our existing businesses. However, the successful integration of independent businesses or assets is a complex, costly and time-consuming process. The difficulties of integrating companies and acquired assets include among others:

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

We may not accomplish the integration of our acquisitions smoothly or successfully. The diversion of the attention of our management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from these acquisitions and adversely affect our other businesses. Additionally, the costs associated with the integration of our acquisitions, including our costs associated with the integration of the operations of ABI, the Abbott rapid diagnostics business, Ischemia and Binax can be substantial. To the extent that we incur integration costs that are not anticipated when we finance our acquisitions, these unexpected costs could adversely impact our liquidity or force us to borrow additional funds. Ultimately, the value of any business or asset that we have acquired may not be greater than or equal to its purchase price.

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

In connection with the accounting for our acquisitions of the Unipath business, Wampole, Ostex, ABI, the Abbott rapid diagnostics product lines, Ischemia and Binax, we have recorded, or expect to record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

We could experience significant manufacturing delays, disruptions to our ongoing research and development and increased production costs if Unilever is unable to successfully assign or sublease to us the lease for the multi-purpose facility that we currently use in Bedford, England.

One of our primary operating facilities is located in Bedford, England. The Bedford facility is a multi-purpose facility that is registered with the FDA, contains state-of-the-art research laboratories and is equipped with specialized manufacturing equipment. This facility currently provides the manufacturing for most of our Clearblue and Clearview products, serves as our primary research and development center and serves as the administrative center for our European operations. We also use this facility to manufacture the digital and non-digital e.p.t pregnancy tests for Pfizer in connection with our supply arrangements with Pfizer for these products. We are currently using the Bedford facility pursuant to our acquisition agreement with Unilever relating to our acquisition of the Unipath business in late 2001. Unilever currently leases this facility from a third party landlord. Pursuant to the terms of Unilever’s lease, Unilever cannot assign the lease or sublet the Bedford facility to us without first obtaining the landlord’s consent. The landlord has not yet consented to, and may not in the future consent to, an assignment of the lease or a sublease to us. The terms of our acquisition agreement obligate Unilever to provide to us the benefit of its lease of the Bedford facility. If Unilever is unable to successfully acquire such consent or otherwise enable us to realize the benefit of Unilever’s lease of the Bedford facility, or if its lease is terminated, we may be forced to renegotiate a lease of the Bedford facility on substantially less favorable terms or seek alternative means of producing our products, conducting our research and housing our European administrative staff. In either case, we may experience increased production costs or manufacturing delays, which could prevent us from meeting contractual supply obligations or jeopardize important customer relationships. We may also suffer disruptions to our ongoing research and development while we are resolving these issues. We cannot assure you that we will be able to renegotiate a lease for the Bedford facility on terms that are acceptable to us or find an acceptable replacement for this facility. Any one or more of these events may have a material adverse effect on us.

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

Our failure to meet strict regulatory requirements, could require us to pay fines, incur other cost or even close our facilities.

Our facilities and manufacturing techniques generally must conform to standards that are established by government agencies, including those of European and other foreign governments, as well as the FDA, and, to a lesser extent, the U.S. Drug Enforcement Administration, or the DEA, and local health agencies. These regulatory agencies may conduct periodic audits of our facilities or our processes to monitor our compliance with applicable regulatory standards. If a regulatory agency finds that we fail to comply with the appropriate regulatory standards, it may impose fines on us, delay or withdraw pre-market clearances or other regulatory approvals or if such a regulatory agency determines that our non-compliance is severe, it may close our facilities. Any adverse action by an applicable regulatory agency could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands.  We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and profits.

In March 2005, our ABI subsidiary was informed by the FDA that based on inspectional findings that included data integrity and design control issues, ABI has become subject to the FDA’s Application Integrity Policy. As a result, the FDA will defer the review of any pending or future applications made by ABI until the FDA determines that ABI has resolved these issues. ABI currently has no applications pending. At this time ABI is not restricted with regard to introducing new tests outside of the United States, or from selling products in the United States based on any existing 510(k)s. However, ABI has decided to withdraw certain 510(k)s related to its drugs of abuse products that were cited by the FDA, and a Class III recall (based on our assessment that any hazard to the public health is unlikely) will be issued for the corresponding products. ABI is undertaking both an internal and external audit, and is committed to taking any actions required by those audits in order to fulfill its regulatory obligations.  It is our understanding at this time that the FDA action applies only to ABI and does not otherwise restrict our ability, or the ability of our other subsidiaries, to submit applications to the FDA or commercialize products. However, the scope of the FDA action is uncertain, and may have a negative impact on our future sales and profits.

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

Our aggregate sales of all of our brand name nutritional products, including, among others, Ferro-Sequels, Stresstabs, Protegra, Posture, SoyCare, ALLBEE, and Z-BEC, have declined each year since 1998 through the year 2004, except in 2002 when they increased slightly as compared to 2001. We believe that these products have under-performed because they are, for the most part, aging brands with limited brand recognition that face increasing private label competition. The overall age of this product line means that we are subject to future distribution loss for under-performing brands, while our opportunities for new distribution on the existing product lines are limited. As a result we do not expect significant sales growth of our existing brand name nutritional products and we may experience further declines in overall sales of our brand name nutritional products in the future.

Our sales of specific vitamins and nutritional supplements could be negatively impacted by media attention or other news developments that challenge the safety and effectiveness of those specific vitamins and nutritional supplements.

Most growth in the vitamin and nutritional supplement industry is attributed to new products that tend to generate greater attention in the marketplace than do older products. Positive media attention resulting from new scientific studies or announcements can spur rapid growth in individual segments of the market, and also impact individual brands. Conversely, news that challenges individual segments or products can have a negative impact on the industry overall as well as on sales of the challenged segments or products. Most of our vitamin and nutritional supplements products serve well-established market segments and, absent unforeseen new developments or trends, are not expected to benefit from rapid growth. A few of our vitamin and nutritional products are newer products that are more likely to be the subject of new scientific studies or announcements, which could be either positive or negative. News or other developments that challenge the safety or effectiveness of these products could negatively impact the profitability of our vitamin and nutritional supplements business. Recent negative press regarding the effects of high doses of Vitamin E based on certain studies, the conclusions of which are open to interpretation and challenge, has negatively impacted our sales of Vitamin E products, and could continue to negatively impact this business segment unless these studies are publicly challenged or refuted.

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

For the years ended December 31, 2004 and 2003, approximately two-thirds of our net product sales, respectively, were derived from our consumer products business, which consists of our consumer diagnostic products and vitamin and nutritional supplements segments. These businesses rely to a great extent on close working relationships with our customers rather than long-term exclusive contractual arrangements. Customer concentration in these businesses is relatively high, especially in our vitamin and nutritional supplements segment where two customers currently account for almost 65% of sales. In addition, customers of our branded and private label consumer products businesses purchase products through purchase orders only and are not obligated to make future purchases. We therefore rely on our ability to deliver quality products on time in order to retain and generate customers. If we fail to meet our customers’ needs or expectations, whether due to manufacturing issues that affect quality or capacity issues that result in late shipments, we will harm our reputation and customer relationships and likely lose customers. Additionally, if we are unable to maintain close working relationships with our customers, sales of all of our products and our ability to successfully launch new products could suffer. The loss of a major customer and the failure to generate new accounts could significantly reduce our revenues or prevent us from achieving projected growth.

The profitability of our consumer products businesses may suffer if Pfizer Inc. is unable to successfully market and sell its e.p.t pregnancy tests.

Under the terms of a manufacturing, packaging and supply agreement that we entered into with Pfizer Inc., through one of its wholly-owned subsidiaries, Pfizer will purchase its non-digital e.p.t pregnancy tests from us beginning on June 6, 2004 and continuing until June 6, 2009. Additionally, under the terms of a separate supply agreement, in December 2003, we began supplying Pfizer with a digital version of its e.p.t pregnancy test on a non-exclusive basis. The amount of revenues or profits that we generate under these agreements will depend on the volume of orders that we receive from Pfizer. As a result, if Pfizer is unable to successfully market and sell its e.p.t pregnancy tests, or if other events adversely affect the volume of Pfizer’s sales of its e.p.t pregnancy tests, then our future revenues and profit may be adversely affected.

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

We have engaged in a number of significant acquisitions in recent years which make it difficult to analyze our results and to compare them from period to period, including the acquisitions of the Unipath business in December 2001, IVC Industies, Inc. in March 2002, Wampole in September 2002, Ostex in June 2003, ABI in August 2003, the Abbott rapid diagnostics product lines in September 2003, and Binax and Ischemia in March 2005. Period-to-period comparisons of our results of operations may not be meaningful due to these acquisitions and are not indications of our future performance. Any future acquisitions will also make our results difficult to compare from period to period in the future.

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

SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words.  You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information.  There may be events in the future that we are not able to predict accurately or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  We caution investors that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those we discuss in this report.  These differences may be the result of various factors, including those factors described in the “Certain Factors Affecting Future Results” section in this report and other risk factors identified from time to time in our periodic filings with the SEC.  Some important additional factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:

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

•                  difficulties inherent in product development or arising out of ABI’s subjection to the FDA’s Application Integrity Policy, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals in the United States and abroad, gain and maintain market approval of products and the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights which can preclude or delay commercialization of a product;

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

Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At March 31, 2005, our short-term investments approximated market value.

At March 31, 2005, we had revolving lines of credit available to us of up to $50.0 million in the aggregate under our primary senior credit facility, against which $8.0 million was outstanding.  We may repay any borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008.  Borrowings under the revolving lines of credit bear interest at either (i) the London Interbank Offered Rate, or LIBOR, as defined in the credit agreement, plus applicable margins or, at our option, (ii) a floating Index Rate, as defined in the agreement, plus applicable margins.  Applicable margins if we choose to use the LIBOR or the Index Rate can range from 2.75% to 3.75% or 1.50% to 2.50%, respectively, depending on the quarterly adjustments that are based on our consolidated financial performance.

As of March 31, 2005, the LIBOR and Index rates applicable under our primary senior credit facility were 2.87% and 5.75%, respectively.  Assuming no changes in our leverage ratio, which would affect the margin of the interest rate under the senior credit agreement, the effect of interest rate fluctuations on outstanding borrowings under the revolving lines of credit as of March 31, 2005 over the next twelve months is quantified and summarized as follows:

(in thousands)	Interest Expense Increase
Interest rates increase by 1 basis point	$420
Interest rates increase by 2 basis points	840

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency.  Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk.  During the three months ended March 31, 2005, the net impact of foreign currency changes on transactions was a gain of $0.2 million.  Generally, we do not use derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures.  However, due to the continued decline in value of the U.S. Dollar and our continued foreign currency exchange exposure in transactions involving the U.S. Dollar, we have entered into forward currency exchange contracts with maturities in excess of three months, but within one year, starting in the first quarter of 2005.

Gross margins of products we manufacture at our European plants and sell in U.S. Dollar are also affected by foreign currency exchange rate movements.  Our gross margin on total net product sales was 34.3% for the three months ended March 31, 2005.  If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2005, our gross margin on total net product sales would have been 34.4%, 35.0% and 35.7%, respectively.

In addition, because a substantial portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results), our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar.  If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net revenue and net loss would have been lower by approximately the following amounts:

(in thousands)
If during the three months ended March 31, 2005, the U.S. dollar was stronger by:	Approximate decrease in net revenue	Approximate decrease in net loss
1%	$312	$2
5%	1,561	10
10%	3,121	20

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on this evaluation, our management, including the CEO and CFO, concluded that our company’s disclosure controls and procedures were effective at that time.  We and our management understand nonetheless that controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  In reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, our CEO and CFO concluded that such disclosure controls and procedures were effective as of such date at the “reasonable assurance” level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

Inverness Medical Switzerland GmbH, et al. v. Princeton Biomeditech Corporation

We previously had several lawsuits pending against Pfizer Inc. and certain other parties, including Princeton BioMeditech, or PBM, in the United States District Court for the District of New Jersey alleging, among other things, that pregnancy tests manufactured or sold by the defendants infringe patents owned by us. In early June 2003, we settled our litigation against Pfizer. However, our claims against PBM, who had brought several counterclaims against us, had remained active. PBM’s counterclaims alleged, among other things, that we have breached various obligations to PBM arising out of a joint venture with us.

On April 6, 2005, we entered into a binding settlement agreement of our pending litigation with PBM pursuant to which we paid $2.5 million in resolution of all pending litigation with PBM, which will be dismissed without prejudice, but with both parties agreeing to certain limits on their ability to recommence litigation.  PBM also receives an option to permanently settle with prejudice certain claims against ABI that are not part of any pending case in exchange for $1.75 million of collaborative research and development funding from us.  The parties also exchanged limited, non-transferable covenants not to sue the other for infringement of existing intellectual property and the parties have agreed to certain other terms and conditions relating to the use and enforcement of intellectual property owned by a previously existing joint venture between them.  In connection with the settlement the parties also entered into an agreement to form a joint venture pursuant to which both companies will make all their sales of existing drugs of abuse products (excluding sales to hospitals) (the “New Joint Venture”).  All products sold by the New Joint Venture will be manufactured by PBM.  The New Joint Venture will be owned equally by PBM and us and profits will be distributed in proportion to the trailing 12 month sales of products contributed to the venture.

Quidel Corporation v. Inverness Medical Innovations, Inc., et al.

In January 2004, our subsidiary, Inverness Medical Switzerland, GmbH (IMS), filed suit against Quidel Corporation in Germany seeking damages and injunction for infringement of certain of our patents. In response, on February 20, 2004, Quidel named us and our subsidiaries IMS and ABI as defendants in a suit filed in the United States District Court for the Southern District of California. Quidel alleged that we were infringing U.S. Patent No. 4,943,522. Quidel also asked the Court for a declaratory finding that Quidel does not infringe certain patents owned by IMS and certain other patents owned by co-defendant Armkel LLC to which we have a license, and that these patents are invalid and/or unenforceable. Quidel sought injunctive relief and damages. In early March 2004, we filed an answer claiming that Quidel’s claims were without merit and a counterclaim seeking damages and injunctive relief for Quidel’s infringement of these patents. We also filed a separate action against Quidel in the same court alleging infringement of certain other patents and seeking injunctive relief and damages. In September 2004, Quidel served a suit on Unipath Diagnostics GmbH and its directors in the District Court of Mannheim, Germany, alleging infringement of the German equivalent of the Quidel patent. We responded, denying liability

On April 27, 2005 we entered into a settlement agreement with Quidel Corporation terminating all domestic and international intellectual property litigation with them. Under the settlement agreement, we will receive a net payment of $17 million and net future royalties from Quidel at 8.5%, in exchange for a license to all of our current and future patents which embody lateral flow technology for all diagnostic products other than for cardiology testing and for consumer/over-the-counter women’s health (except that diagnostics for women’s infectious diseases are within the licensed field of use). Quidel and its affiliates are granting a net royalty free cross-license of their current and future patents that embody lateral flow technology to us and all of our affiliates for all applications.

Other Pending and Potential Litigation and Proceedings

Because of the nature of our business, we may be subject at any particular time to consumer product claims or various other lawsuits arising in the ordinary course of our business, including employment matters, and expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other commercial or employment claims. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties. We have approximately 13 lawsuits pending around the world against competitors whom we believe to be selling products that infringe our propriety rights, including our ongoing litigation against Acon Laboratories. These suits can be expensive and result in counterclaims challenging the validity of our patents and other rights.

ITEM 6.                             EXHIBITS

Exhibits:

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated February 8, 2005, by and among Inverness Medical Innovations, Inc., a Delaware corporation to be formed as a wholly-owned subsidiary of Inverness Medical Innovations, Inc., Binax, Inc., Roger N. Piasio and Myron C. Hamer, and Roger N. Piasio, as stockholder representative (incorporated by reference to Exhibit 99.1 to the Company’s Current Report of Form 8-K dated February 9, 2005)

2.2

Agreement and Plan of Merger, dated February 15, 2005, by and among Inverness Medical Innovations, Inc., a Delaware corporation to be formed as a wholly-owned subsidiary of Inverness Medical Innovations, Inc., and Ischemia Technologies, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s current report on form 8-K dated February 15, 2005)

*4.1	Third Supplement Indenture, dated as of March 16, 2005, among Inverness Medical Innovations, Inc., the Guarantors, Ischemia Technologies, Inc. and U.S. Bank Trust National Association, as Trustee.
*4.2	Fourth Supplement Indenture, dated as of March 31, 2005, among Inverness Medical Innovations, Inc., the Guarantors, Binax, Inc. and U.S. Bank Trust National Association, as Trustee.
*10.1	Twelfth Amendment and Consent to Second Amended and Restated Credit Agreement, dated as of February 23, 2005 by and among
*+10.2

Research and Development Agreement, dated February 25, 2005, among ITI Scotland Limited and Inverness Medical Innovations, Inc., Stirling Medical Innovations Limited and Inverness Medical Switzerland GmbH

*31.1 -	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2 -	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith

+ portions of this exhibit have been omitted pursuant to a request for confidential treatment

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.

Date: May 10, 2005	/s/ Christopher J. Lindop
Christopher J. Lindop
Chief Financial Officer and an authorized officer