Form 10-Q
period 2005-06-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2005-08-15
CIK 1145460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2005

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

Yes ☒    No ☐

 The number of shares outstanding of the registrant’s common stock as of August 6, 2005 was 27,341,546.

INVERNESS MEDICAL INNOVATIONS, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2005

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in this quarterly report on Form 10-Q and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review the factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Results” and “Special Statement Regarding Forward-Looking Statements” beginning on pages 41 and 53, respectively, in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Unless the context requires otherwise, references in this quarterly report on Form 10-Q to “we,” “us,” and “our” refer to Inverness Medical Innovations, Inc. and its subsidiaries.

EXPLANATORY NOTE

On June 28, 2005, we announced that certain of our previously issued financial statements must be restated because they contain errors under accounting principles generally accepted in the United States (“GAAP”) relating to the recognition of revenue at one of our diagnostic divisions. We had determined that certain customers of this division were provided return or exchange rights in connection with the sale of products, as a result of which the revenues associated with these sales should not have been recognized upon shipment to the customers under GAAP. Since that time the Audit Committee of our Board of Directors conducted an investigation into these matters using independent special counsel. The results of this investigation contributed to our determination that the necessary restatement required $4.2 million in net revenue reversal with a $3.1 million gross margin and corresponding net loss impact spread over the quarters of 2003 and 2004 and the first quarter of 2005. In addition, we have taken an inventory write off of $2.4 million related to excess quantities of raw material and finished goods for product at the diagnostic division, which is recorded as a cost of sales in the second quarter of 2005.

Our financial statements included in this quarterly report on Form 10-Q reflect the results of the matters discussed above. In addition, we intend to restate our audited financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as well as our unaudited financial statements for the periods ended September 30, 2004 and September 30, 2003 included in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended September 30, 2004, and our unaudited financial statements for the periods ended March 31, 2005 and March 31, 2004 included in our Quarterly Report on Form 10-Q for the period ended March 31, 2005.

Included in net income (loss) for the three and six month periods ended June 30, 2005 is an after tax charge of $0.5 million relating to a change in the fair value of certain forward foreign exchange contracts not deemed to be hedges for accounting purposes, which was not included in our preliminary net income (loss) under GAAP reported in our earnings release dated August 3, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(restated)		(restated)
Net product sales	$97,773	$87,146	$187,472	$175,754
License revenue	4,498	1,997	6,719	4,497
Net revenue	102,271	89,143	194,191	180,251
Cost of sales	67,558	53,815	127,289	107,726
Gross profit	34,713	35,328	66,902	72,525
Operating expenses:
Research and development (Note 10)	5,360	7,992	12,592	15,415
Sales and marketing	17,666	13,661	34,696	28,012
General and administrative	16,242	14,137	30,357	25,457
Total operating expenses	39,268	35,790	77,645	68,884
Operating (loss) income	(4,555)	(462)	(10,743)	3,641
Interest expense, including amortization of discounts and write-off of deferred financing costs	(4,960)	(4,541)	(9,972)	(12,311)
Other income, net (Note 14)	14,872	29	19,783	476
Income (loss) before income taxes	5,357	(4,974)	(932)	(8,194)
Income tax provision	2,854	1,759	4,367	1,922
Net income (loss)	$2,503	$(6,733)	$(5,299)	$(10,116)
Net income (loss) available to common stockholders – basic and diluted (Note 6)	$2,503	$(6,733)	$(5,299)	$(10,865)
Net income (loss) per common share – basic (Note 6)	$0.11	$(0.34)	$(0.24)	$(0.56)
Net income (loss) per common share – diluted (Note 6)	$0.10	$(0.34)	$(0.24)	$(0.56)
Weighted average shares – basic (Note 6)	23,127	19,701	22,040	19,568
Weighted average shares – diluted (Note 6)	24,627	19,701	22,040	19,568

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$28,886	$16,756
Accounts receivable, net of allowances of $9,294 at June 30, 2005 and $9,359 at December 31, 2004	51,128	61,347
Inventories, net	66,029	61,234
Deferred tax assets	2,961	2,819
Prepaid expenses and other current assets	14,263	9,601
Total current assets	163,267	151,757
Property, plant and equipment, net	68,034	66,780
Goodwill	278,197	221,155
Other intangible assets with indefinite lives	65,105	50,542
Core technology and patents, net	67,672	40,327
Other intangible assets, net	45,078	27,680
Deferred financing costs, net, and other non-current assets	12,773	9,156
Deferred tax assets	16,262	872
Total assets	$716,388	$568,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$359	$88
Current portion of capital lease obligations	502	467
Accounts payable	34,869	32,345
Accrued expenses and other current liabilities	66,741	56,242
Total current liabilities	102,471	89,142
Long-term liabilities:
Long-term debt, net of current portion	258,432	189,268
Capital lease obligations, net of current portion	1,180	1,401
Deferred tax liabilities	29,092	12,596
Other long-term liabilities	4,855	4,446
Total long-term liabilities	293,559	207,711
Commitments and contingencies (Note 14)
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized – 2,667 shares
Issued – 2,527 shares
Outstanding – none	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized – 2,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized – 50,000 shares Issued and outstanding – 23,290 shares at June 30, 2005 and 20,711 shares at December 31, 2004	23	21
Additional paid-in capital	419,901	359,582
Notes receivable from stockholders	(14,691)	(14,691)
Accumulated deficit	(96,316)	(91,017)
Accumulated other comprehensive income	11,441	17,521
Total stockholders’ equity	320,358	271,416
Total liabilities and stockholders’ equity	$716,388	$568,269

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2005	2004
		(restated)

Cash Flows from Operating Activities:
Net loss	$(5,299)	$(10,116)
Adjustments to reconcile loss to net cash provided by operating activities:
Interest expense related to amortization and/or write-off of noncash original issue discount and deferred financing costs	899	3,960
Noncash gain related to interest rate swap agreement	—	(434)
Noncash stock-based compensation expense	140	—
Depreciation and amortization	12,685	11,379
Deferred income taxes	1,276	1,282
Other noncash items	594	(79)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	14,407	2,569
Inventories	(2,308)	(6,448)
Prepaid expenses and other current assets	(5,629)	1,430
Accounts payable	364	(6,508)
Accrued expenses and other current liabilities	11,646	8,711
Other long-term liabilities	433	302
Net cash provided by operating activities	29,208	6,048
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(9,135)	(9,925)
Proceeds from sale of property, plant and equipment	151	182
Payments for acquisitions and intellectual property	(74,696)	(8,486)
Increase in other assets	(788)	(794)
Net cash used in investing activities	(84,468)	(19,023)
Cash Flows from Financing Activities:
Cash paid for financing costs	(2,058)	(5,117)
Proceeds from issuance of common stock, net of issuance costs	2,222	546
Proceeds from issuance of senior subordinated notes	—	150,000
Net proceeds (repayment) from revolving lines of credit	49,172	(39,958)
Net borrowing (repayments) of notes payable	20,086	(94,505)
Principal payments of capital lease obligations	(237)	(242)
Net cash provided by financing activities	69,185	10,724
Foreign exchange effect on cash and cash equivalents	(1,795)	(376)
Net increase (decrease) in cash and cash equivalents	12,130	(2,627)
Cash and cash equivalents, beginning of period	16,756	24,622
Cash and cash equivalents, end of period	$28,886	$21,995

Supplemental Disclosure of Noncash Activities:
Dividends, redemption interest and amortization of beneficial conversion feature related to preferred stock	$—	$749
Fair value of stock issued for acquisitions and intellectual property	$57,962	$3,002
Conversion of preferred stock into common stock	$—	$6,934

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)         Basis of Presentation of Financial Information

The accompanying consolidated financial statements of Inverness Medical Innovations, Inc. and its subsidiaries are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a complete presentation of operations, financial position, and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Our audited consolidated financial statements for the year ended December 31, 2004 included information and footnotes necessary for such presentation and were included in our annual report on Form 10-K for the year ended December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2004 which, as noted below, are going to be restated and included in an amendment to our annual report on Form 10-K for the year ended December 31, 2004.

We are restating the financial results of our previously issued consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004, and the three months ended March 31,2004, to correct errors under GAAP relating to the recognition of revenue.  Such adjustments are reflected in the accompanying consolidated interim financial information for the three and six months ended June 30, 2004 and for the year the year ended December 31,2004, as discussed in Note 2 below.

(2) Restatement

We are restating the financial results of our previously issued consolidated financial statements as of June 30, 2004 and for the three and six month periods ended June 30, 2004, respectively, to correct errors under GAAP relating to the recognition of revenue.  We determined that certain customers of one of our diagnostics divisions were provided return or exchange rights in connection with the sale of products, as a result of which the revenue associated with those sales should not have been recognized upon shipment to the customers under GAAP.  As a result, we recorded $4.2 million in net revenue reversal with a $3.1 million gross margin and corresponding net loss impact spread over the quarters of 2003 and 2004 and the first quarter of 2005. In addition, we have recorded an inventory write off of $2.4 million related to excess quantities of raw materials and finished goods for product at our Wampole division which is recorded as a cost of sales in the second quarter of 2005.

Our financial statements included in this quarterly report on Form 10-Q reflect the results of the matters discussed above. In addition, we intend to restate our audited financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as well as our unaudited financial statements for the periods ended September 30, 2004 and September 30, 2003 included in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended September 30, 2004, and our unaudited financial statements for the periods ended March 31, 2005 and March 31, 2004 included in our Quarterly Report on Form 10-Q for the period ended March 31, 2005.

The following lists the accounts in the consolidated statements of operations and balance sheets that were affected by the aforementioned restatements, with comparisons of the restated amounts to the originally reported amounts and the effect of such restatements on net revenues, net loss and net loss per share - basic and diluted. All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes hereto.

	Three Months Ended June 30,2004		Six Months Ended June 30,2004
(in thousands, except per share amounts)	As restated	As reported	As restated	As reported
Net revenues	$89,143	$88,727	$180,251	$179,428
Cost of sales	53,815	53,723	107,726	107,515
Net loss	(6,733)	(7,057)	(10,116)	(10,728)
Net loss available to common stockholders – basic and diluted	(6,733)	(7,057)	$(10,865)	$(11,477)
Pro forma net loss per common share – basic and diluted	$(0.34)	$(0.36)	$(0.56)	$(0.59)

	December 31, 2004
(in thousands, except per share amounts)	As restated	As reported
Inventories	$61,234	$60,143
Accrued expenses and other current liabilities	56,242	51,886
Accumulated Deficit	91,017	87,752

All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes hereto.

(3)         Cash and Cash Equivalents

We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2005, our cash equivalents consisted of money market funds.

(4)         Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

(in thousands)	June 30, 2005	December 31, 2004

Raw materials	$27,552	$23,434
Work-in-process	16,133	14,956
Finished goods	22,344	22,844
	$66,029	$61,234

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

Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, our net income (loss) would have been increased to the pro forma amounts indicated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
		(restated)		(restated)
Net income (loss) – as reported	$2,503	$(6,733)	$(5,299)	$(10,116)
Stock-based employee compensation – as reported	140	—	140	—
Pro forma stock-based employee compensation	(1,387)	(1,203)	(2,973)	(2,805)
Net income (loss)– pro forma	$1,256	$(7,936)	$(8,132)	$(12,921)
Income (loss) per share – basic:
Net income (loss) per share – as reported	$0.11	$(0.34)	$(0.24)	$(0.56)
Stock-based employee compensation – as reported	0.00	—	0.00	—
Pro forma stock-based employee compensation	(0.06)	(0.06)	(0.13)	(0.14)
Net income (loss) per share – pro forma	$0.05	$(0.40)	$(0.37)	$(0.70)
Income (loss) per share – diluted:
Net income (loss) per share – as reported	$0.10	$(0.34)	$(0.24)	$(0.56)
Stock-based employee compensation – as reported	0.00	—	0.00	—
Pro forma stock-based employee compensation	(0.05)	(0.06)	(0.13)	(0.14)
Net income (loss) per share – pro forma	$0.05	$(0.40)	$(0.37)	$(0.70)

We have computed the pro forma disclosures for stock options granted to employees after January 1, 1995 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The assumptions used were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Risk-free interest rate	3.78-4.09%	2.87-3.95%	3.58-4.09%	2.8-3.95%
Expected dividend yield	—	—	—	—
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	45%	48%	45%	48%

The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the three months ended June 30, 2005 and 2004 was $12.00 and $9.01, respectively. The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the six months ended June 30, 2005 and 2004 was $11.92 and $9.19, respectively.

(6)         Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
		(restated)		(restated)
Numerator:
Net income (loss)	$2,503	$(6,733)	$(5,299)	$(10,116)
Dividends, redemption interest and amortization of beneficial conversion feature related to Series A Preferred Stock	—	—	—	(749)

Net income (loss) available to common stockholders – basic and diluted	$2,503	$(6,733)	$(5,299)	$(10,865)

Denominator:
Denominator for basic income (loss) per share – weighted average shares	23,127	19,701	22,040	19,568
Effect of dilutive securities:
Employee stock options	1,113	—	—	—
Warrants	283	—	—	—
Restricted stock and escrow shares	104	—	—	—

Dilutive potential common shares	1,500	—	—	—
Denominator for dilutive income (loss) per share – adjusted weighted average shares and assumed conversions	24,627	19,701	22,040	19,568

Net income (loss) per share - basic	$0.11	$(0.34)	$(0.24)	$(0.56)

Net income (loss) per share - diluted	$0.10	$(0.34)	$(0.24)	$(0.56)

We had the following potential dilutive securities outstanding on June 30, 2005: (a) options and warrants to purchase an aggregate of 4.7 million shares of common stock at a weighted average exercise price of $17.79 per share and (b) 104,000 shares of common stock held in escrow. These potential dilutive securities were not included in the computation of diluted loss per share for the six months ended June 30, 2005 because the effect of including the number of such potential dilutive securities would be antidilutive.

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

(7)         Comprehensive Income (loss)

Comprehensive income or loss represents net income (loss) plus other comprehensive income (loss) items. Our other comprehensive income(loss) includes primarily foreign currency translation adjustments. For the three and six months ended June 30, 2005, we generated a comprehensive loss of $1.1 million and $11.4 million, respectively, and for the three and six months ended June 30, 2004, we generated comprehensive loss of $7.2 million and $10.3 million, respectively.

(8)         Business Combinations

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

(a)       Acquisition of Determine

On June 30, 2005, we acquired the Determine/DainaScreen assets of Abbott Laboratories’ rapid diagnostic business (“ the Determine Business”). The Determine Business produces diagnostic tests that are designed to provide rapid qualitative results for detecting several diseases, including hepatitis, HIV 1/2 and syphilis. The preliminary aggregate purchase price was $57.9 million, which consisted of $56.5 million in cash and $1.4 million in estimated direct acquisition costs.

                The aggregate purchase price was preliminarily allocated to the assets to be acquired at the date of acquisition as follows:

(in thousands)
Inventories	$500
Property, plant and equipment	1,500
Goodwill	34,883
Acquired intangibles	21,000
$57,883

The above values for the assets acquired are based on preliminary management estimates due to the timing of the acquisition. Final purchase price allocation may differ from the above. Management is also in the process of determining the useful lives of the acquired intangibles as listed above.

The acquisition of the Determine Business is accounted for as a purchase under SFAS No. 141, Business Combinations.

Accordingly, the operating results of the Determine Business will be included in the accompanying consolidated financial statements since the acquisition date as part of our professional diagnostic products reporting units and business segment. Goodwill generated from this acquisition is not deductible for tax purposes.

(b)       Acquisition of Binax

On March 31, 2005, we acquired Binax, Inc. (“Binax”), a privately held developer, manufacturer and distributor of rapid diagnostic products for infectious disease testing, primarily related to the respiratory system. The preliminary aggregate purchase price was $44.7 million which consisted of $9.0 million in cash, 1.4 million shares of our common stock with an aggregate fair value of $35.2 million and $0.5 million in estimated direct acquisition costs. The terms of the acquisition agreement also provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the next five years. This contingent consideration will be accounted for as an increase in the preliminary aggregate purchase price and goodwill if and when the contingency occurs.

The aggregate purchase price was preliminarily allocated to the assets acquired and liabilities assumed at the date of acquisition as follows:

(in thousands)
Cash and cash equivalents	$1,556
Accounts receivable	5,264
Inventories	3,086
Property, plant and equipment	2,421
Goodwill	19,155
Core technology and intangible assets	15,000
Other assets	539
Deferred tax asset	6,000
Accounts payable and accrued expenses	(2,300)
Deferred tax liability	(6,000)
$44,721

The above values for the assets acquired and subsequent amortization and liabilities assumed are based on preliminary management estimates. Final purchase price allocation may differ from the above. Management is also in the process of determining the useful lives of the core technology and intangible assets as listed above.

The acquisition of Binax is accounted for as a purchase under SFAS No. 141. Accordingly, the operating results of Binax will be included in the accompanying consolidated financial statements since the acquisition date as part of our professional diagnostic products reporting units and business segment. Goodwill generated from this acquisition is not deductible for tax purposes.

(c)        Acquisition of Ischemia

On March 16, 2005, we acquired Ischemia Technologies, Inc. (“Ischemia”), a privately held, venture-backed company that developed, manufactures and markets the only FDA-cleared in vitro diagnostic test targeted on cardiac ischemia. The preliminary aggregate purchase price was $27.2 million, which consisted of 968,000 shares of our common stock with an aggregate fair value of $22.7 million, estimated exit costs of $1.7 million to vacate Ischemia’s manufacturing and administrative facilities, which we recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, estimated direct acquisition costs of $2.3 million and $0.5 million in assumed debt.

The aggregate purchase price was preliminarily allocated to the assets acquired and liabilities assumed at the date of acquisition as follows:

(in thousands)
Cash and cash equivalents	$115
Accounts receivable	58
Inventories	40
Property, plant and equipment	288
Goodwill	3,029
Core technology and patents	24,000
Other assets	99
Deferred tax asset	9,600
Accounts payable and accrued expenses	(377)
Deferred tax liability	(9,600)
$27,252

The above values for the assets acquired and subsequent amortization and liabilities assumed are based on preliminary management estimates due to the timing of the acquisition. Final purchase price allocation may differ from the above values. Management is also in the process of determining the useful lives of the core technology and patents as listed above.

The acquisition of Ischemia is accounted for as a purchase under SFAS No. 141. Accordingly, the operating results of Ischemia have been included in the accompanying consolidated financial statements since the acquisition date as part of our professional diagnostic products reporting units and business segments. Goodwill generated from this acquisition is not deductible for tax purposes.

(d)       Acquisition of ACS

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

(e) Pro Forma Financial Information

The following table presents selected unaudited financial information of our company, including Binax, Ischemia and the Determine Business, as if the acquisitions of these businesses had occurred on January 1, 2004. Pro forma results exclude adjustments for ACS as the historical results of this acquisition do not materially affect our results of operations. The pro forma results are derived from the historical financial results of the acquired businesses for all periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consumated on January 1, 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
		(restated)		(restated)
Pro forma net revenues	$107,841	$98,091	$214,697	$200,761
Pro forma net income (loss)	$2,522	$(9,026)	$(2,255)	$(12,465)
Pro forma net income (loss) available to common stockholders – basic and diluted	$2,522	$(9,026)	$(2,255)	$(13,214)
Pro forma net income (loss) per common share – basic	$0.11	$(0.41)	$(0.10)	$(0.61)
Pro forma net income (loss) per common share – diluted	$0.10	$(0.41)	$(0.10)	$(0.61)

(1) Loss per share amounts are computed as described in Note 6.

(f)           Restructuring Plans of Acquisitions

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

(in thousands)	Balance at December 31, 2004	Costs Added to Purchase Price	Amounts Paid	Other (1)	Balance at June 30, 2005

Ischemia	$—	$1,690	$(1,244)	$—	$446
Ostex	910	—	(100)	—	810
IMN	263	—	(118)	—	145
Unipath business	1,453	—	—	(87)	1,366
Total restructuring costs	$2,626	$1,690	$(1,462)	$(87)	$2,767

(1)         Represents foreign currency translation adjustment.

In connection with our acquisition of Ischemia in March 2005, we established a restructuring plan whereby we have exited the current facilities of Ischemia in Denver, Colorado, and combined its activities with our existing manufacturing and distribution facilities. Total severance costs associated with involuntarily terminated employees are estimated to be $1.6 million, of which $1.2 million has been paid as of June 30, 2005. We estimated costs to vacate the Ischemia facilities to be approximately $0.1 million, none of which has been paid as of June 30, 2005. We expect to pay the remaining costs during the remainder of 2005. The total number of involuntarily terminated employees was 17, of whom 16 were terminated as of June 30, 2005. Although we believe our plan and estimated exit costs are reasonable, actual spending for exit activities may differ from current estimated exit costs, which might impact the final aggregate purchase price.

As a result of our acquisition of Ostex, we established a restructuring plan whereby we exited the facilities of Ostex in Seattle, Washington, and combined the activities of Ostex with our existing manufacturing and distribution facilities. The total number of employees to be terminated involuntarily under the restructuring plan is 38, of which all were terminated as of June 30, 2005. Total severance costs associated with involuntarily terminated employees are $1.6 million, of which all have been paid as of June 30, 2005. Costs to vacate the Ostex facilities are $0.5 million, of which $0.2 million has been paid as of June 30, 2005. Additionally, the remaining costs to exit operations, primarily facilities lease commitments, are $1.9 million, of which $1.4 million has been paid as of June 30, 2005. Total unpaid exit costs amounted to $0.8 million as of June 30, 2005.

Immediately after the close of the acquisition of IMN, we reorganized the business operations to improve efficiencies and eliminate redundant activities on a company-wide basis. The restructuring affected all cost centers within the organization, but most significantly responsibilities at the sales and executive levels, as such activities were combined with our existing business operations. Also as part of the restructuring plan, we relocated one of IMN’s warehouses to a closer proximity of the manufacturing facility to improve efficiency. Of the $1.6 million in total exit costs, which include severance costs of 47 involuntarily terminated employees and costs to vacate the warehouse, $1.5 million has been paid and $0.1 million remains unpaid as of June 30, 2005.

As a result of the acquisition of the Unipath business from Unilever Plc in 2001, we reorganized the operations of the Unipath business for purposes of improving efficiencies and achieving economies of scale on a company-wide basis. Such reorganization affected all major cost centers at the operations in England. Additionally, most business activities of the U.S. division were merged into our existing U.S. businesses. Total exit costs, which primarily related to severance and early retirement obligations of 65 involuntarily terminated employees, were $4.1 million. As of June 30, 2005, $1.4 million, adjusted for foreign exchange effect, in exit costs remained unpaid.

(9)  Restructuring Plan

On May 9, 2005, we committed to a plan to cease operations at our facility in Galway, Ireland. During the three and six months ended June 30, 2005, we recorded a $3.5 million restructuring charge, of which $0.9 million related to all expected severance, early retirement, outplacement services and $2.6 million related to impairment of fixed assets relating to this plan of termination. The total restructuring charge, which consisted of $2.9 million charged to cost of goods sold, $0.4 million charged to research and development and $0.2 million charged to general and administrative was included in our consumer products business segment. The total number of employees to be involuntarily terminated is 110. As of June 30, 2005, all restructuring costs remained unpaid. Including the charge recorded in the second quarter, we expect the total restructuring charge related to the closure of CDIL to be approximately $6.3 million, with additional charges relating principally to severance and facility closing costs of $1.2 million and $1.6 million expected to be recorded in the third and fourth quarter of 2005.

(10)  Co-Development Arrangement

On February 25, 2005, we entered into a co-development agreement with ITI Scotland Limited (“ITI”), whereby ITI agreed to provide us with approximately £30 million (or $54.2 million at June 30, 2005) over three years to partially fund research and development programs focused on identifying novel biomarkers and near-patient and home use tests for cardiovascular and other diseases (“the programs”). We agreed to invest £37.5 million (or $67.7 million at June 30, 2005) in the programs over the next three years. Through our subsidiary, Stirling Medical Innovations Limited (“Stirling”), we intend to establish a new research center in Stirling, Scotland, where we will consolidate many of our existing cardiology programs and ultimately commercialize products arising from the programs. ITI and Stirling will have exclusive rights to the developed technology in their respective fields of use. As of June 30, 2005, we had received approximately $13.9 million in funding from ITI. As qualified expenditures are made under the co-development arrangement, we recognize the fee earned during the period as a reduction of our related expenses, subject to certain limitations. For the three and six months ended June 30, 2005, we recognized $7.0 million and $9.4 million of reimbursements, respectively, of which $6.9 million and $8.8 million, respectively offset our research and development spending and $0.1 million and $0.6 million, respectively reduced our general, administrative and marketing spending incurred by Stirling, for the three and six months ended June 30, 2005, respectively. Funds received from ITI in excess of amounts earned are included in accrued expenses and other current liabilities, the balance of which was $4.4 million as of June 30, 2005.

(11) Senior Credit Facility

On June 30, 2005, we amended and restated our existing Senior Credit Facility. The amendment expanded our existing revolving credit facility capacity from $50.0 million to $80.0 million and added a $20.0 million term loan facility. Upon completion of the amendment, we borrowed $58.0 million to finance our acquisition of Determine. We have subsequently repaid the term loans and all but $5.0 million of the funds borrowed under the revolving facility with the private placement discussed in Note 16 below.

(12)  Defined Benefit Pension Plan

Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Service cost	$66	$446	$134	$900
Interest cost	149	51	303	103
Expected return on plan assets	(88)	(45)	(179)	(91)
Realized gains	11	5	22	11
Net periodic benefit costs	$138	$457	$280	$923

(13)  Financial Information by Segment

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is composed of the chief executive officer and members of senior management. Our reportable operating segments are Consumer Diagnostic Products, Vitamins and Nutritional Supplements, Professional Diagnostic Products, and Corporate and Other. Included in the operating loss of Corporate and Other are non-allocable corporate expenditures and expenses related to our research and development activities in the area of cardiology for the three and six months ended June 30, 2005, the latter of which amounted to $1.9 million, net of the ITI funding of $6.9 million (Note 9) and $6.3 million, net of $8.8 million of the ITI funding, respectively, and $4.6 million and $8.2 million for the three and six months ended June 30, 2005 and 2004, respectively. Total assets in the area of cardiology, which are included in Corporate and Other in the tables below, amounted to $55.0 million at June 30, 2005 and $8.6 million at December 31, 2004.

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended June 30, 2005 and 2004 is as follows:

(in thousands)	Consumer Diagnostic Products	Vitamins and Nutritional Supplements	Professional Diagnostic Products	Corporate And Other	Total
Three Months Ended June 30, 2005
Net revenue from external customers	$42,795	$18,918	$40,518	$40	$102,271
Operating income (loss)	6,102	(1,291)	(3,104)	(6,262)	(4,555)

Three Months Ended June 30, 2004(restated)
Net revenue from external customers	$37,821	$18,534	$32,788	$—	$89,143
Operating income (loss)	8,899	(567)	2,263	(11,057)	(462)

Six Months Ended June 30, 2005
Net revenue from external customers	$86,215	$35,839	$72,028	$109	$194,191
Operating income (loss)	13,043	(3,151)	(5,590)	(15,045)	(10,743)

Six Months Ended June 30, 2004(restated)
Net revenue from external customers	$78,240	$38,824	$63,187	$—	$180,251
Operating income (loss)	12,479	(597)	5,914	(14,155)	3,641

At June 30, 2005
Assets	$233,416	$52,302	$369,473	$61,197	$716,388

At December 31, 2004(restated)
Assets	$243,001	$48,072	$264,260	$12,936	$568,269

(14) Material Contingencies, Settlements and Other Arrangements

Our material pending legal proceedings are described in the section of our annual report on Form 10-K for the year ended December 31, 2004 titled “Item 3. Legal Proceedings.” Material developments in our material pending legal proceedings are described in this quarterly report on Form 10-Q in “Part II. Item 1. Legal Proceedings.”

On February 2, 2005, our IMN subsidiary received $8.4 million representing its pro rata share of the net funds which were disbursed in connection with the settlement of class action suits against several raw material suppliers. The class action suits alleged that certain defendants unlawfully agreed to fix prices of certain vitamin products sold in the United States. IMN’s recovery represented 7.3% of its approved purchases from the settling parties during the period in which the price fixing was alleged. The $8.4 million is included in other income, net, in the accompanying consolidated statement of operations for the six months ended June 30, 2005.

On April 6, 2005, we entered into a binding settlement agreement of our pending litigation with Princeton BioMeditech Corporation (“PBM”) pursuant to which we paid $2.5 million in resolution of all pending litigation with PBM. PBM also received an option to permanently settle certain claims against our subsidiary, Applied Biotech, Inc. (“ABI”), that are not part of any pending case in exchange for $1.8 million of collaborative research and development funding from us. In connection with the settlement, the parties also entered into an agreement to form a joint venture pursuant to which both companies will make all their sales of existing drugs of abuse products (excluding sales to hospitals) (the “New Joint Venture”). All products sold by the New Joint Venture will be manufactured by PBM. The New Joint Venture will be owned equally by PBM and us and profits will be distributed in proportion to the trailing 12 month sales of products contributed to the venture. In connection with this settlement arrangement, we recorded a $4.2 million charge which is included in other income, net, in the accompanying consolidated statement of operations for the six months ended June 30, 2005.

On April 27, 2005 we entered into a settlement agreement with Quidel Corporation (“Quidel”) terminating all domestic and international intellectual property litigation with them. Under the settlement agreement, we received a net payment of $17.0 million and net future royalties from Quidel at 8.5%, in exchange for a license to all of our current and future patents which embody lateral flow technology for all diagnostic products other than for cardiology testing and for consumer/over-the-counter women’s health (except that diagnostics for women’s infectious diseases are within the licensed field of use). Quidel and its affiliates are granting a net royalty free cross-license of their current and future patents that embody lateral flow technology to us and all of our affiliates for all applications. The payment of $17.0 million is included in our financial results for the three and six months ended June 30, 2005, of which $15.0 million related to periods prior to 2005 and has been included in other income, net and the remainder has been recorded as license revenues.

On June 16, 2005, we entered into a license arrangement with British BioCell International Limited (“British BioCell”). As part of this agreement, we licensed to them our lateral flow intellectual property for use in certain defined areas not competitive with existing businesses in return for royalties on future sales totaling between 10% and 25% of net revenues, depending on the amounts of revenue earned. As part of the arrangement, we also received an option to acquire 25% of British BioCell’s parent company, BBI Holdings, PLC, a UK public company. We valued the option at $2.6 million using the Black-Scholes option pricing model and have included the value received in other income, net, for the three and six months ended June 30, 2005. The investment, which is not readily convertible to cash, has been recorded at cost and will be evaluated at least annually for impairment, or more frequently, if events and circumstances indicate.

On June 30, 2005, an arbitrator issue an interim award against our IMN subsidiary in favor of Sunlight Distribution, Inc. for damages in the amount of $1.8 million arising out of a distribution arrangement dated September 1996. The arbitrator has not yet rendered a final determination regarding the allocation of attorneys’ fees and costs and the calculation of pre-award interest. We have accrued $2.7 million as of June 30, 2005 to provide for the interim award and estimated fees, costs and interest due. The corresponding expense was recorded in other income, net, for the three and six months ended June 30, 2005.

(15) Recent accounting pronouncements

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

In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ending after December 15, 2005. The interpretation is not expected to have a material impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, we do not believe that adoption of SFAS No. 154 will have a material effect on our financial position, results of operations or cash flows.

(16)      Subsequent Event

In August, 2005, we sold 4,000,000 shares of our common stock to 3 accredited institutional investors in a private placement. Net proceeds from the private placement were approximately $92.8 million. Of this amount, we repaid principal and interest outstanding under Senior Credit Facility of $84.4 million, with the remainder of the net proceeds retained for general corporate purposes. $20 million of the repayment was used to permanently reduce the outstanding term loan balance under the Senior Credit Facility. After the repayment, we had outstanding borrowings under the revolving portion of the Senior Credit Facility of $5.0 million, with an additional $75.0 million of capacity available subject to continued covenant compliance. The repayment of the term loan balance will result in a non-cash write off of deferred financing costs of $0.4 million in the third quarter of 2005.

(17)      Guarantor Financial Information

We issued $150.0 million in senior subordinated notes (the “Bonds”) to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in compliance with Regulation S of the Securities Act. Our payment obligations under the Bonds are currently guaranteed by all of our domestic subsidiaries (the “Guarantor Subsidiaries”). The guarantee is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors in the Bonds. The following supplemental financial information sets forth, on a consolidating basis, the statements of operations and cash flows for the three and six months ended June 30, 2005 and 2004 and the balance sheets as of June 30, 2005 and December 31, 2004 for our company (the “Issuer”), the Guarantor Subsidiaries and our other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects our investments and the Guarantor Subsidiaries’ investments in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2005

(in thousands)

(unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net product sales	$6,498	$58,444	$48,736	$(15,905)	$97,773
License revenue	—	95	4,403	—	4,498
Net revenue	6,498	58,539	53,139	(15,905)	102,271
Cost of sales	6,768	48,950	28,638	(16,798)	67,558
Gross profit	(270)	9,589	24,501	893	34,713
Operating expenses:
Research and development	628	1,502	3,230	—	5,360
Sales and marketing	772	8,935	7,959	—	17,666
General and administrative	3,141	5,595	7,506	—	16,242
Total operating expenses	4,541	16,032	18,695	—	39,268
Operating (loss) income	(4,811)	(6,443)	5,806	893	(4,555)
Equity in earnings of subsidiaries, net of tax	10,745	—	—	(10,745)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(4,080)	(327)	(1,505)	952	(4,960)
Other income (expense), net	512	(2,520)	17,832	(952)	14,872
Income (loss) before income taxes	2,366	(9,290)	22,133	(9,852)	5,357
Income tax (benefit) provision	(137)	418	2,533	40	2,854
Net income (loss)	$2,503	$(9,708)	$19,600	$(9,892)	$2,503

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2005

(in thousands)

(unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net product sales	$11,976	$109,530	$94,078	$(28,112)	$187,472
License revenue	—	126	6,593	—	6,719
Net revenue	11,976	109,656	100,671	(28,112)	194,191
Cost of sales	12,385	91,998	53,205	(30,299)	127,289
Gross profit	(409)	17,658	47,466	2,187	66,902
Operating expenses:
Research and development	770	2,617	9,205	—	12,592
Sales and marketing	1,252	16,112	17,332	—	34,696
General and administrative	6,449	9,217	14,691	—	30,357
Total operating expenses	8,471	27,946	41,228	—	77,645
Operating (loss) income	(8,880)	(10,288)	6,238	2,187	(10,743)
Equity in earnings of subsidiaries, net of tax	14,653	—	—	(14,653)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(8,324)	(811)	(2,848)	2,011	(9,972)
Other (expense) income, net	(2,563)	6,140	18,156	(1,950)	19,783
(Loss) income before income taxes	(5,114)	(4,959)	21,546	(12,405)	(932)
Income tax provision	185	1,136	3,046	—	4,367
Net (loss) income	$(5,299)	$(6,095)	$18,500	$(12,405)	$(5,299)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2004

(restated)

(in thousands)

(unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net product sales	$5,154	$51,406	$40,250	$(9,664)	$87,146
License revenue	—	24	1,973	—	1,997
Net revenue	5,154	51,430	42,223	(9,664)	89,143
Cost of sales	4,723	40,028	19,978	(10,914)	53,815
Gross profit	431	11,402	22,245	1,250	35,328
Operating expenses:
Research and development	4	887	7,101	—	7,992
Sales and marketing	546	6,582	6,533	—	13,661
General and administrative	3,212	4,936	5,989	—	14,137
Total operating expenses	3,762	12,405	19,623	—	35,790
Operating (loss) income	(3,331)	(1,003)	2,622	1,250	(462)
Equity in earnings of subsidiaries, net of tax	596	—	—	(596)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(3,814)	(619)	(1,070)	962	(4,541)
Other income (expense), net	998	50	(57)	(962)	29
(Loss) income before income taxes	(5,551)	(1,572)	1,495	654	(4,974)
Income tax provision (benefit)	1,182	840	(263)	—	1,759
Net (loss) income	$(6,733)	$(2,412)	$1,758	$654	$(6,733)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2004

(restated)

(in thousands)

(unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net product sales	$9,929	$101,887	$84,448	$(20,510)	$175,754
License revenue	—	46	4,451	—	4,497
Net revenue	9,929	101,933	88,899	(20,510)	180,251
Cost of sales	9,767	78,442	41,754	(22,237)	107,726
Gross profit	162	23,491	47,145	1,727	72,525
Operating expenses:
Research and development	100	1,515	13,800	—	15,415
Sales and marketing	1,017	13,179	13,816	—	28,012
General and administrative	5,527	8,480	11,450	—	25,457
Total operating expenses	6,644	23,174	39,066	—	68,884
Operating (loss) income	(6,482)	317	8,079	1,727	3,641
Equity in earnings of subsidiaries, net of tax	1,848	—	—	(1,848)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(6,987)	(4,553)	(2,374)	1,603	(12,311)
Other income, net	1,729	200	150	(1,603)	476
(Loss) income before income taxes	(9,892)	(4,036)	5,855	(121)	(8,194)
Income tax provision	224	1,025	673	—	1,922
Net (loss) income	$(10,116)	$(5,061)	$5,182	$(121)	$(10,116)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

June 30, 2005

(in thousands)

(unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$345	$9,697	$18,844	$—	$28,886
Accounts receivable, net of allowances	1,691	29,560	19,877	—	51,128
Inventories	5,754	42,751	21,349	(3,825)	66,029
Deferred tax assets	—	142	2,819	—	2,961
Prepaid expenses and other current assets	1,995	2,691	9,577	—	14,263
Intercompany receivables	61,805	65,534	27,551	(154,890)	—
Total current assets	71,590	150,375	100,017	(158,715)	163,267

Property, plant and equipment, net	2,839	30,377	34,818	—	68,034
Goodwill	41,224	109,116	127,857	—	278,197
Other intangible assets with indefinite lives	5,000	12,420	47,685	—	65,105
Core technology and patents, net	30,702	5,834	31,136	—	67,672
Other intangible assets, net	4,821	19,376	20,881	—	45,078
Deferred financing costs, net, and other non-current assets	6,553	2,159	4,061	—	12,773
Deferred tax assets	15,600	—	617	45	16,262
Investment in subsidiaries	280,963	(1,113)	—	(279,850)	—
Intercompany notes receivable	98,406	1,266	1	(99,673)	—
Total assets	$557,698	$329,810	$367,073	$(538,193)	$716,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$359	$—	$359
Current portion of capital lease obligations	—	497	5	—	502
Accounts payable	2,704	20,398	11,767	—	34,869
Accrued expenses and other current liabilities	13,817	24,886	28,038	—	66,741
Intercompany payables	34,249	25,304	95,337	(154,890)	—
Total current liabilities	50,770	71,085	135,506	(154,890)	102,471
Long-term liabilities:
Long-term debt, net of current portion	169,356	50,000	39,076	—	258,432
Capital lease obligations, net of current portion	—	1,180	—	—	1,180
Deferred tax liabilities	17,176	4,927	6,989	—	29,092
Other long-term liabilities	—	29	4,826	—	4,855
Intercompany notes payable	38	49,896	49,739	(99,673)	—
Total long-term liabilities	186,570	106,032	100,630	(99,673)	293,559

Stockholders’ equity	320,358	152,693	130,937	(283,630)	320,358

Total liabilities and stockholders’ equity	$557,698	$329,810	$367,073	$(538,193)	$716,388

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2004

(restated)

(unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$12	$3,551	$13,193	$—	$16,756
Accounts receivable, net of allowances	2,660	36,273	22,414	—	61,347
Inventories	6,340	41,152	19,815	(6,073)	61,234
Deferred tax assets	—	—	2,819	—	2,819
Prepaid expenses and other current assets	1,278	2,034	6,289	—	9,601
Intercompany receivables	54,358	10,015	14,145	(78,518)	—
Total current assets	64,648	93,025	78,675	(84,591)	151,757

Property, plant and equipment, net	2,808	27,591	36,381	—	66,780
Goodwill	17,672	108,842	94,641	—	221,155
Other intangible assets with indefinite lives	—	12,420	38,122	—	50,542
Core technology and patents, net	2,533	6,009	31,785	—	40,327
Other intangible assets, net	—	20,522	7,158	—	27,680
Deferred financing costs, net, and other non-current assets	6,452	1,710	994	—	9,156
Deferred tax assets	—	—	826	46	872
Investment in subsidiaries	261,274	(966)	—	(260,308)	—
Intercompany notes receivable	114,439	15,089	—	(129,528)	—
Total assets	$469,826	$284,242	$288,582	$(474,381)	$568,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$88	$—	$88
Current portion of capital lease obligations	—	461	6	—	467
Accounts payable	1,754	19,497	11,094	—	32,345
Accrued expenses and other current liabilities	12,408	21,654	22,180	—	56,242
Intercompany payables	13,640	15,964	48,914	(78,518)	—
Total current liabilities	27,802	57,576	82,282	(78,518)	89,142
Long-term liabilities:
Long-term debt, net of current portion	169,256	20,000	12	—	189,268
Capital lease obligations, net of current portion	—	1,397	4	—	1,401
Deferred tax liabilities	1,352	3,821	7,423	—	12,596
Other long-term liabilities	—	29	4,417	—	4,446
Intercompany notes payable	—	53,221	76,307	(129,528)	—
Total long-term liabilities	170,608	78,468	88,163	(129,528)	207,711

Stockholders’ equity	271,416	148,198	118,137	(266,335)	271,416

Total liabilities and stockholders’ equity	$469,826	$284,242	$288,582	$(474,381)	$568,269

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2005

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(5,299)	$(6,095)	$18,500	$(12,405)	$(5,299)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(14,653)	—	—	14,653	—
Interest expense related to amortization and/or write-off of non-cash original issue discount, and deferred financing costs	589	196	114	—	899
Noncash stock-based compensation	140	—	—	—	140
Depreciation and amortization	1,419	4,590	6,676	—	12,685
Deferred income taxes	224	1,052	—	—	1,276
Other noncash items	733	(10)	(129)	—	594
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	969	12,067	1,371	—	14,407
Inventories	586	1,527	(2,173)	(2,248)	(2,308)
Prepaid expenses and other current assets	(717)	(513)	(4,399)	—	(5,629)
Accounts payable	1,027	(1,251)	588	—	364
Accrued expenses and other current liabilities	387	2,871	8,388	—	11,646
Increase in other long-term liabilities	—	—	433	—	433
Intercompany payable (receivable)	12,697	5,454	(18,570)	419	—
Net cash (used in) provided by operating activities	(1,898)	19,888	10,799	419	29,208

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(428)	(3,496)	(5,211)	—	(9,135)
Proceeds from sale of property, plant and equipment	—	69	82	—	151
Payments for acquisitions	(14,896)	1,671	(61,471)	—	(74,696)
Decrease (increase) in other assets	117	(52)	(853)	—	(788)
Net cash used in investing activities	(15,207)	(1,808)	(67,453)	—	(84,468)

Cash Flows from Financing Activities:
Cash paid for financing costs	(707)	(702)	(649)	—	(2,058)
Proceeds from issuance of common stock, net of issuance costs	2,222	—	—	—	2,222
Net repayment under revolving lines of credit	(77)	20,000	29,249	—	49,172
Repayments of notes payable	—	10,000	10,086	—	20,086
Principal payments of capital lease obligations	—	(233)	(4)	—	(237)
Intercompany notes payable (receivable)	16,000	(41,000)	25,000	—	—
Net cash provided by (used in) financing activities	17,438	(11,935)	63,682	—	69,185
Foreign exchange effect on cash and cash equivalents	—	1	(1,377)	(419)	(1,795)
Net increase in cash and cash equivalents	333	6,146	5,651	—	12,130
Cash and cash equivalents, beginning of period	12	3,551	13,193	—	16,756
Cash and cash equivalents, end of period	$345	$9,697	$18,844	$—	$28,886

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2004

(restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(10,116)	$(5,061)	$5,182	$(121)	$(10,116)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(1,848)	—	—	1,848	—
Interest expense related to amortization and/or write-off of non-cash original issue discount, and deferred financing costs	548	3,068	344	—	3,960
Noncash gain related to interest rate swap agreement	(434)	—	—	—	(434)
Depreciation and amortization	818	4,086	6,475	—	11,379
Deferred income taxes	224	1,058	—	—	1,282
Other noncash items	—	(46)	(33)	—	(79)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,852	2,639	(1,922)	—	2,569
Inventories	(1,068)	(202)	(3,451)	(1,727)	(6,448)
Prepaid expenses and other current assets	(403)	(150)	1,983	—	1,430
Intercompany payables or receivables	1,095	(164)	(1,088)	157	—
Accounts payable	(3,666)	(428)	(2,414)	—	(6,508)
Accrued expenses and other current liabilities	6,550	(1,797)	3,958	—	8,711
Increase in other long-term liabilities	—	29	273	—	302
Net cash (used in) provided by operating activities	(6,448)	3,032	9,307	157	6,048

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,383)	(3,115)	(5,427)	—	(9,925)
Proceeds from sale of property, plant and equipment	—	123	59	—	182
Payments for acquisitions	(4,633)	(926)	(2,927)	—	(8,486)
(Increase) decrease in other assets	(759)	228	(263)	—	(794)
Net cash used in investing activities	(6,775)	(3,690)	(8,558)	—	(19,023)

Cash Flows from Financing Activities:
Cash paid for financing costs	(4,764)	(325)	(28)	—	(5,117)
Proceeds from issuance of common stock, net of issuance costs	546	—	—	—	546
Proceeds from issuance of senior subordinated notes	150,000	—	—	—	150,000
Net repayment under revolving lines of credit	—	(16,680)	(23,278)	—	(39,958)
Repayments of notes payable	(9,000)	(75,533)	(9,972)	—	(94,505)
Principal payments of capital lease obligations	—	(241)	(1)	—	(242)
Intercompany notes (receivable) payable	(124,809)	91,949	32,860	—	—
Net cash provided by (used in) financing activities	11,973	(830)	(419)	—	10,724
Foreign exchange effect on cash and cash equivalents	—	—	(219)	(157)	(376)
Net (decrease) increase in cash and cash equivalents	(1,250)	(1,488)	111	—	(2,627)
Cash and cash equivalents, beginning of period	1,708	11,315	11,599	—	24,622
Cash and cash equivalents, end of period	$458	$9,827	$11,710	$—	$21,995

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

As noted above, this quarterly report on Form 10-Q, including this Item 2, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements in this Item 2 include, without limitation, statements regarding our expectations with respect to research and development expenditures, benefits to be realized as a result of synergies relating to our acquisitions, our funding plans for our future working capital needs and commitments, and the impact of our acquisitions.  Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth below under “Certain Factors Affecting Future Results” and “Special Statement Regarding Forward-Looking Statements.”  The following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

Restatement

On June 28, 2005, we announced that certain of our previously issued financial statements must be restated because they contain errors under accounting principles generally accepted in the United States (“GAAP”) relating to the recognition of revenue at one of our diagnostic divisions. We had determined that certain customers of this division were provided return or exchange rights in connection with the sale of products, as a result of which the revenues associated with these sales should not have been recognized upon shipment to the customers under GAAP. Since that time the Audit Committee of our Board of Directors conducted an investigation into these matters using independent special counsel. The results of this investigation contributed to our determination that the necessary restatement required $4.2 million in net revenue reversal with a $3.1 million gross margin and corresponding net loss impact spread over the quarters of 2003 and 2004 and the first quarter of 2005. In addition, we have taken an inventory write off of $2.4 million related to excess quantities of raw material and finished goods for product at the diagnostic division, which is recorded as a cost of sales in the second quarter of 2005.

Our financial statements included in this quarterly report on Form 10-Q reflect the results of the matters discussed above. In addition, we intend to restate our audited financial statements for the fiscal years ended December 31, 2004 and December 31, 2003 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as well as our unaudited financial statements for the periods ended September 30, 2004 and September 30, 2003 included in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended September 30, 2004, and our unaudited financial statements for the periods ended March 31, 2005 and March 31, 2004 included in our Quarterly Report on Form 10-Q for the period ended March 31, 2005.

Financial Overview

For the three and six months ended June 30, 2005, we recorded net revenue of $102.3 million and $194.2 million, respectively, compared to net revenue of $89.1 million and $180.3 million for the three and six months ended June 30, 2004, respectively.  Adjusted for the impact of currency translation, net revenue for the three and six months ended June 30, 2005 was $101.6 million and $192.4 million, respectively.  Overall revenue growth for the six months ended June 30, 2005, adjusted for the impact of currency translation, resulted from acquisitions principally in our professional diagnostics business and, to a lesser extent, organic growth, which occurred primarily in our consumer diagnostics business.  Our acquisitions in the second half of 2004 and first half of 2005, contributed approximately 82% of our currency adjusted revenue growth for the six months ended June 30, 2005.

For the three and six months ended June 30, 2005, we recorded net income of $2.5 million and a net loss of $5.3 million, respectively, compared to a net loss of $6.7 million and $10.1 million for the three and six months ended June 30, 2004, respectively.  Factors that contributed to the lower loss in 2005 through June, as compared to the loss in the comparable period of 2004, include (i) a $3.5 million charge associated with our previously announced decision to close one of our manufacturing facilities, (ii) a $1.6 million non-recurring charge for a product recall, (iii) higher interest expense due to higher average debt balance and weighted average interest rate primarily resulting from our decision to refinance our debt in February 2004, and (iv) a  $2.4 million charge associated with a reserve established during the second quarter of 2005 at our Wampole subsidiary for excess quantities of certain raw materials and finished goods, including certain finished goods held at distributors but subject to rights of return offset by net settlement and litigation gains totaling $19.1 million.

As a leading global developer of advanced diagnostic devices, we are continually exploring opportunities in a variety of professional diagnostic and consumer-oriented applications, including immuno-diagnostics with a focus on women’s health, cardiology and infectious disease.  Our emphasis on new product development requires substantial investment and involves significant inherent risk.  We intend to continue to devote substantial resources to research and development activities.  Our recently announced co-development agreement with ITI Scotland Ltd., or ITI Scotland, who will provide us with 30 million pounds over three years to fund certain new and existing cardiovascular-related research and development initiatives, as well as development of our new cardiac center in Stirling, Scotland, is evidence of this commitment.  In addition, we will continue to aggressively defend our substantial intellectual property portfolio, which underlies our emphasis on new product development, against potential infringers.

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

With respect to manufacturing synergies, since the second half of 2004, we have transitioned all of the manufacturing of the Signify products from a third party manufacturer to our own manufacturing facilities. This transition was part of the original plan at the date of acquisition and has resulted in increased gross margins of 166 basis points on Signify product sales since the date of transition.

Other manufacturing synergies anticipated at the time of the acquisition include the transition of the TestPack products to our product design and manufacturing capacity. This product transition is currently underway and is anticipated to be completed in the third quarter of 2005 for all countries except Japan, where the transition will occur in 2006.  We currently anticipate achieving synergies in line with our expectations as of the date of acquisition.  Additional manufacturing synergies were anticipated as we transition production of home pregnancy tests for the international market to our own manufacturing operations. We began this transition by taking over production of Fact plus made for sale to one very small target market in the second quarter of 2004 and we transitioned the vast majority of production of the pregnancy tests acquired from Abbott for the international markets in the fourth quarter of 2004 which, along with improved pricing due to distribution changes, resulted in increased gross margins on the acquired home pregnancy tests of 64 basis points since the date of acquisition.  Benefits that may arise from synergies between combined businesses, including the benefits arising out of synergies relating to our acquisition of the rapid diagnostics business from Abbott, are subject to the risks relating to our acquisitions, as well as the other numerous risks that our business faces set forth in the sections of this report entitled “Certain Factors Affecting Future Results” and “Special Statement Regarding Forward-Looking Statements.”

Results of Operations

Net Revenue. Net revenue increased by $13.2 million, or 15%, to $102.3 million for the three months ended June 30, 2005 from $89.1 million for the three months ended June 30, 2004.  Net revenue increased by $13.8 million, or 8%, to $194.2 million for the six months ended June 30, 2005 from $180.3 million for the six months ended June 30, 2004.  The factors resulting in the changes in net revenue for each comparative period are discussed in the Net Product Sales, Total and by Business Segment and License Revenue discussions which follow.

Net Product Sales, Total and by Business Segment. Net product sales increased by $10.7 million, or 12%, to $97.8 million for the three months ended June 30, 2005 from $87.1 million for the three months ended June 30, 2004.  Net product sales increased by $11.7 million, or 7%, to $187.5 million for the six months ended June 30, 2005 from $175.8 million for the six months ended June 30, 2004.  Adjusted for the favorable impact of currency translation on our foreign operations, total net product sales in the three and six months ended June 30, 2005 grew by approximately $10.0 million, or 11%, and $9.9 million, or 6%, respectively, compared to the same periods in 2004.

Net product sales by business segment for the three and six months ended June 30, 2005 and 2004, respectively, are as follows:

	Three Months ended June 30,			Six Months ended June 30,		%
(in thousands)	2005	2004 (restated)	% Increase	2005	2004 (restated)	Increase (Decrease)

Consumer diagnostic products	$41,992	$36,475	15%	$83,927	$75,225	12%
Vitamins and nutritional supplements	18,918	18,534	2%	35,839	38,824	(8)%
Professional diagnostic products	36,863	32,137	15%	67,706	61,705	10%

Total net product sales	$97,773	$87,146	12%	$187,472	$175,754	7%

Adjusted for currency translation impact, net product sales of our consumer diagnostic products increased by $5.1 million, or 14%, comparing the three months ended June 30, 2005 to the three months ended June 30, 2004 and $7.5 million, or 10%, comparing the six months ended June 30, 2005 to the six months ended June 30, 2004.  The increase in each period represents organic growth in our premium pregnancy test products and $0.5 million and $0.9 million of sales contributed from our acquisition of ACS in January 2005.

Our vitamins and nutritional supplements business grew by $0.4 million, or 2%, comparing the three months ended June 30, 2005 to the three months ended June 30, 2004 and declined by $3.0 million, or 8%, comparing the six months ended June 30, 2005 to the six months ended June 30, 2004.  Sales decreased by  $1.3 million and $3.0 million comparing the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, respectively, due to a decline in sales of vitamin E as a result of recent negative industry-wide publicity concerning the efficacy of vitamin E.  The decrease in vitamin E sales during the three months ended June 30, 2005 was offset by a $1.3 million increase in contract manufacturing sales to third party nutritional suppliers.  The remaining decrease in net product sales of our vitamins and nutritional supplements business during the first six months of 2005 resulted from competition due to continued excess capacity in the industry.

Adjusted for currency translation impact, net product sales of our professional diagnostic products increased by $4.5 million, or 14%, comparing the three months ended June 30, 2005 to the three months ended June 30, 2004 and increased by $5.5 million, or 9%, comparing the six months ended June 30, 2005 to the six months ended June 30, 2004.  Our acquisition of Binax in March 2005, contributed $4.8 million of net product sales of our professional diagnostic products for the three and six month periods ended June 30, 2005.  Viva Diagnostika, or Viva, acquired in June 2004, contributed $2.2 and $4.8 million of net product sales for the three and six month periods ended June 30, 2005 compared to $0.5 million for the three and six month periods ended June 30, 2004.  Excluding the impact from currency translation and acquisitions, net product sales of our professional diagnostic products decreased by $1.6 million and $3.3 million, comparing the three and six month periods ended June 30, 2005 to the three month and six month periods ended June 30, 2004. The decline in sales of our professional diagnostic products primarily resulted from decreased sales of certain of our drugs of abuse diagnostic products due to an FDA issue at our subsidiary Applied Biotech, Inc., or ABI. See detailed discussion of the FDA issue at ABI in the risk factor entitled “Our failure to meet strict regulatory requirements could require us to pay fines, incur other costs or even close our facilities” in the section entitled “Certain Factors Affecting Future Results” included herein. In addition, during the first quarter of 2005, we recorded a $0.3 million specific returns reserve, which reduced our net product sales, due to a recall of two of our drugs of abuse diagnostic products following our decision to withdraw the products’ 510(k)s.  The products impacted by the recall contributed approximately 1% of our consolidated net revenues in 2004.  We believe that our recently executed joint venture agreement with PBM related to drugs of abuse diagnostic products should to a great extent replace these recalled products.

License Revenue.  License revenue represents license and royalty fees from intellectual property license agreements with third-parties.  License revenue increased by $2.5 million, or 125%, to $4.5 million for the three months ended June 30, 2005 from $2.0 million for the three months ended June 30, 2004 and by $2.2 million, or 49%, to $6.7 million for the six months ended June 30, 2005 from $4.5 million for the six months ended June 30, 2004.  The increase for both the three and six month periods primarily relating to the royalty revenues from Quidel.

Gross Profit and Margin.  Gross profit decreased by $0.6 million, or 2%, to $34.7 million for the three months ended June 30, 2005 from $35.3 million for the three months ended June 30, 2004.  Gross profit decreased by $5.6 million, or 8%, to $66.9 million for the six months ended June 30, 2005 from $72.5 million for the six months ended June 30, 2004.  The gross profit decrease, comparing the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, resulted from: (i) the inclusion in cost of sales in the three month period ended June 30, 2005 of a $2.9 million charge associated with our decision to close our CDIL manufacturing facility, (ii) a charge of $2.4 million associated with a reserve established during the second quarter of 2005 at our Wampole subsidiary for excess quantities of certain raw materials and finished goods, including certain finished goods held at distributors but subject to rights of return, and (iii) a $1.6 million provision for returns and inventory reserve which was established as a result of our recall of the drugs of abuse diagnostic products during the first quarter of 2005.  Gross profit from our nutritional supplements business principally the private label business, declined by $0.4 million and $1.8 million, comparing the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004.  Our private label nutritional supplements business has suffered from excess capacity in the industry which led to increasing price competition.  Offsetting these decreases was the gross profit earned through the organic growth in our net consumer product sales, the gross profit contributed from businesses acquired and the gross profit earned on increased license revenues.

Overall gross margin was 34% for the three and six months ended June 30, 2005 compared to 40% for the three and six months ended June 30, 2004, respectively.   Overall gross margin in 2005 was adversely affected by the $2.9 million CDIL closure costs, the $2.4 million Wampole inventory reserve, and the $1.6 million returns and inventory reserve associated with the drugs of abuse product recalls discussed above.  Excluding these charges, gross margin was 39% and 38% for the three and six month periods ended June 30, 2005, respectively.

Gross Profit from Net Product Sales by Business Segment.  Gross profit from net product sales represents total gross profits less gross profits associated with license revenue.  Gross profit from total net product sales decreased by $2.9 million, or 8%, to $31.3 million for the three months ended June 30, 2005 from $34.2 million for the three months ended June 30, 2004.  Gross profit from total net product sales decreased by $7.5 million, or 11%, to $62.2 million for the six months ended June 30, 2005 from $69.7 million for the six months ended June 30, 2004.

Gross profit from net product sales by business segment for the three and six months ended June 30, 2005 and 2004, respectively, are as follows:

	Three Months ended June 30,		%	Six Months ended June 30,		%
(in thousands)	2005	2004	Increase (Decrease)	2005	2004	Increase (Decrease)
		(restated)			(restated)

Consumer diagnostic products	$18,548	$19,354	(4)%	$39,472	$40,630	(3)%
Vitamins and nutritional supplements	1,238	2,104	(41)%	1,927	4,729	(59)%
Professional diagnostic products	11,493	12,715	(10)%	20,844	24,328	(14)%

Total gross profit from net product sales	$31,279	$34,173	(8)%	$62,243	$69,687	(11)%

Gross profit in our consumer products segment decreased by $0.8 million and $1.2 million comparing the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, respectively.  Included in cost of sales for the three and six months ended June 30, 2005 was a $2.9 million charge associated with our decision to close our CDIL manufacturing facility.  Excluding this charge, gross profit from our consumer products segment increased by $2.1 million and $1.8 million comparing the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, respectively.  Including the charge recorded in the second quarter, we expect the total restructuring charge related to the closure of CDIL to be approximately $6.3 million, with additional charges relating principally to severance and facility closing costs of $1.2 million and $1.6 million expected to be recorded in the third and fourth quarter of 2005.

Gross margin from our consumer product sales was 44% and 47% for the three and six months ended June 30, 2005, respectively, compared to 53% and 54% for the three and six months ended June 30, 2004, respectively.  Excluding the CDIL closure charge discussed above, gross margin from our consumer products segment was 51% and 50% for the three and six months ended June 30, 2005. The movements in foreign currencies, comparing the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, negatively impacted the gross margin by 86 and 90 basis points, respectively, for our consumer products manufactured at our European subsidiaries and sold in U.S. Dollars.  The remaining decrease in gross margin from our consumer diagnostic product sales resulted from change in product mix.

Gross profit in our vitamins and nutritional supplement business decreased by $0.9 million and $2.8 million comparing the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, respectively. Gross profit from our private label business, declined by $0.4 million and $1.8 million, comparing the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004.  Our private label nutritional supplements business has suffered from excess capacity in the industry which led to increasing price competition.

Gross profit in our professional diagnostic products segment decreased by $1.2 million and $3.5 million comparing the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, respectively.  Reducing gross margin for the three and six months ended June 30, 2005 were a charge of $2.4 million associated with a reserve established during the second quarter of 2005 at our Wampole subsidiary for excess quantities of certain raw materials and finished goods, including certain finished goods held at distributors but subject to rights of return and a $1.6 million provision for returns and inventory reserve which were established as a result of our recall of the drugs of abuse diagnostic products during the first quarter of 2005.  Excluding these charges, gross profit from our professional diagnostic products segment increased by $1.1 million and $0.5 million comparing the three and six months ended June 30, 2005 to the three and six months ended June 30, 2004, respectively.

Gross margin from our professional diagnostic product sales was 32% and 33% for the three and six months ended June 30, 2005, respectively, compared to 39% for both the three and six months ended June 30, 2004, respectively.  Excluding the $2.4 million Wampole inventory reserve and the $1.6 million drugs of abuse charge discussed above, gross margin from our professional diagnostic product sales was 38% and 35% for the three and six months ended June 30, 2005, respectively, compared to 39% for both the three and six months ended June 30, 2004, respectively.

Research and Development Expense.  Research and development expense decreased by $2.6 million, or 33%, to $5.4 million for the three months ended June 30, 2005 from $8.0 million for the three months ended June 30, 2004.  Research and development expense decreased by $2.8 million, or 18%, to $12.6 million for the six months ended June 30, 2005 from $15.4 million for the six months ended June 30, 2004.  Research and development expense is reported net of co-development funding of $6.9 million and $8.8 million recognized during the three and six months ended June 30, 2005, respectively, arising from the co-development funding arrangement that we entered into with ITI Scotland in February 2005.  Research and development expense before considering the co-development funding was $12.3 million and $21.4 million in for the three and six months ended June 30, 2005, and increase of $4.3 million and $6.0 million from the corresponding prior year periods.

A significant portion of our research and development spending occurs at our facilities in the U.K.  As a result, the weak U.S. Dollar against the Pound Sterling causes an increase in the dollar value of research and development expense due to translation.  Adjusted for the unfavorable impact of currency translation, gross research and development expense in the three and six months ended June 30, 2005 increased by approximately $4.1 million, or 51%, and $5.6 million, or 36%, respectively, compared to the same periods in 2004.  The increase in spending resulted in part from increased spending of $1.3 million, comparing the three and six months ended June 30, 2005 to the same periods in 2004, respectively, in the field of infectious disease testing for the professional diagnostic market associated with our acquisition of Binax.  The remaining currency adjusted incremental research and development spending of $2.8 million and $4.3 million, comparing the three and six months ended June 30, 2005 to the same periods in 2004, respectively, primarily related to our continued significant investment in the development of products in the field of cardiology.

Sales and Marketing Expense.  Sales and marketing expense increased by $4.0 million, or 29%, to $17.7 million for the three months ended June 30, 2005 from $13.7 million for the three months ended June 30, 2004.  Sales and marketing expense increased by $6.7 million, or 24%, to $34.7 million for the six months ended June 30, 2004 from $28.0 million for the six months ended June 30, 2004.  A significant portion of our sales and marketing spending occurs at our European subsidiaries.  Therefore, and as a result of the weak U.S. Dollar, the currency adjusted increase in sales and marketing expense, comparing the three and six months ended June 30, 2005 to the same periods in 2004, was $3.8 million, or 28%, and $6.3 million, or 22%, respectively.  Approximately $1.9 million and $3.1 million of the increase in sales and marketing expenses, comparing the three and six months ended June 30, 2005 to the same periods in 2004, respectively, resulted from our significant advertising efforts to promote our premium consumer diagnostic products in 2005.  Approximately $1.6 million and $2.1 million, comparing the three and six months ended June 30, 2005 to the same periods in 2004, respectively, of the increase in sales and marketing expenses resulted from acquisitions, primarily Viva and Binax. The remaining increase in sales and marketing expenses of $0.3 million and $1.1 million comparing the three and six months ended June 30, 2005 to the same periods in 2004, respectively, primarily resulted from our expanded sales and marketing infrastructure to support the anticipated growth in our professional diagnostics business.

Sales and marketing expense as a percentage of net product sales increased to 18% and 19% for the three and six months ended June 30, 2005, respectively, from 16% for both the three and six months ended June 30, 2004. The increase in sales and marketing expense as a percentage of net product sales primarily resulted from our investment in advertising efforts of our premium consumer diagnostic products and sales and marketing infrastructure to support our anticipated growth in the professional diagnostics business.

General and Administrative Expense.  General and administrative expense increased by $2.1 million, or 15%, to $16.2 million for the three months ended June 30, 2005 from $14.1 million for the three months ended June 30, 2004.  General and administrative expense increased by $4.9 million, or 19%, to $30.4 million for the six months ended June 30, 2005 from $25.5 million for the six months ended June 30, 2004. Approximately $1.8 million and $2.4 million, respectively for the three and six months ended June 30, 2005, of the increase in general and administrative expense resulted from acquisitions. Further, of the increase in general and administrative expense, comparing the three and six months ended June 30, 2005 to the same periods in 2004, $0.1 million and $2.2 million, respectively, resulted from an increase in legal spending, due to our active pursuits and defenses in litigations, including our lawsuits and settlements with Quidel and PBM.  Additionally, general and administrative expense increase by $0.1 million for the three and six months ended June 30, 2005 related to a non-cash compensation charge resulting from the amendment of a stock options agreement with a board member.

General and administrative expense as a percentage of net product sales was 16% for each of the three and six months ended June 30, 2005, compared to 16% and 15% for both the three and six months ended June 30, 2004.

Interest Expense.  Interest expense includes interest charges, the write-off and amortization of deferred financing costs and the amortization of non-cash discounts associated with our debt issuances.  Interest expense increased by $0.5 million, or 9%, to $5.0 million for the three months ended June 30, 2005 from $4.5 million for the three months ended June 30, 2004.  Interest expense decreased by $2.3 million, or 19%, to $10.0 million for the six months ended June 30, 2005 from $12.3 million for the six months ended June 30, 2004.  In the three and six months ended June 30, 2004, we recorded a charge of $0.3 million and $3.8 million, respectively, representing the write-off of deferred financing costs and prepayment fees and penalties related to the repayment of borrowings under our primary senior credit facility and certain subordinated notes with the proceeds from our $150.0 million Bond offering in February 2004.  Excluding such charge, interest expense increased by $0.7 million and $1.5 million, comparing the three and six months ended June 30, 2005 to the same periods in 2004, respectively.  Such increase was primarily due to a higher average outstanding debt balance which was $225.8 million during the six months ended June 30, 2005, compared to $183.9 million during the six months ended June 30, 2004, primarily as a result of the borrowings to finance various acquisitions and operations.  Additionally, the 8.75% interest rate on the $150.0 million bonds, together with its 50 basis points interest penalty during a portion of the first quarter of 2005 due to the late registration of the related exchange offer, increased our average cash interest rate to 9.25% for the six months ended June 30, 2005 from 8.5% for the six months ended June 30, 2004.  The bonds, which are due in 2012, provide us with a long-term fixed rate on a significant portion of our indebtedness, as compared to the variable rates under our senior credit facility.

Other Income, Net.  Other income, net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense.  The components and the respective amounts of other income, net, are summarized as follows:

	Three Months ended June 30,		Six Months ended June 30,
(in thousands)	2005	2004	2005	2004

Interest income	$267	$225	$505	$572
Foreign exchange gains and (losses), net	(303)	(185)	(118)	(151)
Other	14,908	(11)	19,396	55
Total other income, net	$14,872	$29	$19,783	$476

Included in other income, net, for the three months ended June 30, 2005 was $15.0 million in income, being the portion of our settlement with Quidel relating to periods prior to 2005, and $2.6 million related to the value of an option received under a licensing arrangement entered into during the quarter, offset by a $2.7 million charge related to a legal settlement of a nutritional segment commercial dispute arising from a distribution arrangement entered into in September 1996. See the section of this report titled “Part II. Item 1. Legal Proceedings” for further discussion of the Quidel settlement.  In addition, the other income, net, for the six months ended June 30, 2005 includes an $8.4 million gain from a legal settlement of class action suit against several raw material suppliers in our vitamins and nutritional supplements business and a $4.3 million charge related to a legal settlement with PBM, both accounted for during the first quarter of 2005. Also included in other income, net for the three and six month periods ended June 30, 2005 is a charge of $0.6 million relating to the change in fair value of certain forward foreign exchange contracts not deemed to be hedges for accounting purposes.

Income Tax Provision.  During the three and six months ended June 30, 2005, we recorded an income tax provision of $2.9 million and $4.4 million, respectively, compared to $1.8 million and $1.9 million for the three and six months ended June 30, 2004, respectively. The significant increase in the income tax provision related to the state income tax provision as a result of legal settlements, as discussed above, and to foreign income tax provisions for various foreign subsidiaries.

Net Income (loss).  We incurred net income for the three months ended June 30, 2005 of $2.5 million and a net loss for the six months ended June 30, 2005 of $5.3 million, while for the three and six months ended June 30, 2004, we generated a net loss of $6.7 million and $10.1 million, respectively.  After taking into account charges for redemption premium and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had net income available to common stockholders of $2.5 million, or $0.11 and $0.10 per basic and diluted common share, respectively, for the three months ended June 30, 2005, compared to a loss available to common stockholders of $6.7 million and $0.34 per basic and diluted common share, respectively, for the three months ended June 30, 2004.  We had a net loss available to common stockholders of $5.3 million, or $0.24 per basic and diluted common share, for the six months ended June 30, 2005, compared to a loss available to common stockholders of $10.9 million, or $0.56 per basic and diluted common share, for the six months ended June 30, 2004.  The income for the three months and the loss for the six months ended June 30, 2005 and the loss recorded in the same periods in 2004 resulted primarily from the various factors as discussed above.  See note 5 of our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for the calculation of earnings per share.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our existing capital resources, credit facilities and expected funding resulting from our recently executed co-development funding agreement with ITI Scotland will be adequate to fund our operations, including our outstanding debt and other commitments, as discussed below, for the next 12 months.  In the long-run, we expect to fund our working capital needs and other commitments primarily through the co-development funding program with ITI Scotland and through our operating cash flow, because we expect to grow our business through new product introductions and by continuing to leverage our strong intellectual property position.  We also expect to rely on our credit facilities and the capital markets to fund a portion of our long term capital needs and other commitments.

Our funding plans for our working capital needs and other commitments may be adversely impacted by unexpected costs associated with prosecuting and defending our existing lawsuits and/or unforeseen lawsuits against us, integrating the operations of Ischemia Technologies, Inc., or Ischemia, Binax, Inc., or Binax, and the rapid diagnostics businesses acquired from Abbott Laboratories and executing our cost savings strategies.  We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized.  In addition, we intend to continue to make significant investments in our research and development efforts related to the substantial intellectual property portfolio we own.  We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise.  We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property.  If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements.  In such event, adequate funds may not be available when needed, or, may be available only on terms which could have a negative impact on our business and results of operations.  In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

Changes in Cash Position

As of June 30, 2005, we had cash and cash equivalents of $28.9 million, a $12.1 million increase, or 72%, from December 31, 2004.  Since our split-off from our former parent company in November 2001, we have funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities.  During the six months ended June 30, 2005, we generated cash of $29.2 million in our operating activities, which includes a net payment of $17.0 from Quidel under an infringement litigation settlement, which is discussed on page    of this report in the section titled “Part II. Item 1. Legal Proceedings.”  Our non-equity financing activities, primarily borrowings under our primary senior credit facility, net of various debt repayments and financing costs, provided us with cash of $67.0 million during the six months ended June 30, 2005.  In addition, we received $2.2 million in proceeds from the exercises of common stock options during the six months ended June 30, 2005.

During the six months ended June 30, 2005, we used cash of $84.5 million for investing activities which consisted of $74.7 million paid for transaction costs associated with previously acquired businesses and the acquisitions of the consumer pregnancy test business of Advanced Clinical Systems Pty Ltd in Australia, or ACS, Ischemia, Binax and the Determine/Dainascreen rapid diagnostic business from Abbott Laboratories, $9.0 million in capital expenditures, net of proceeds from sales of equipment, and an increase in other non-current assets of $0.8 million.  Fluctuations in foreign currencies negatively impacted our cash balance by $1.8 million during the six months ended June 30, 2005.

Investing Activities

During the six months ended June 30, 2005, we incurred $9.0 million in capital expenditures, net of proceeds from sales of equipment.  Significant capital expenditures during the six months ended June 30, 2005 included leasehold improvements of $1.0 million in connection with upgrading one of our vitamins and nutritional supplements plants and machinery; leasehold improvements totaling $0.8 million in connection with the transition of the manufacturing of the TestPack product, which we acquired as part of the rapid diagnostics business from Abbott, to our facilities and leasehold improvements of $1.4 million in connection with our manufacturing facility in Bedford, England related to environmental and safety procedures.  The remaining capital expenditures during the six months ended June 30, 2005 were incurred for the purchase of additional or replacement equipment to support our organic growth and various research and development activities and to furnish our new facilities in China and Scotland.

On January 24, 2005, we acquired the consumer pregnancy test business of ACS for an aggregate purchase price of $5.0 million which consisted of $4.7 million in cash and $0.3 million in estimated direct acquisition costs.  In acquiring the business, we obtained the rights to the Crystal Clear brand.  Crystal Clear is the leading consumer pregnancy test in Australia and has a leading position in New Zealand.

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

On June 30, 2005, we acquired the Determine/DainaScreen assets of Abbott Laboratories’ rapid diagnostic business (the “Determine Business”). The Determine Business produces diagnostic tests that are designed to provide rapid qualitative results for detecting several diseases, including hepatitis, HIV 1/2 and syphilis. The preliminary aggregate purchase price was $57.9 million, which consisted of $56.5 million in cash and $1.4 million in estimated direct acquisition costs.

Financing Activities

On February 10, 2004, we completed the sale of $150.0 million of 8.75% senior subordinated notes, or bonds, due 2012 in a private placement to qualified institutional buyers.  The proceeds from the bond issuance were used to repay certain of our then existing debt and provided us with additional funds for our operations. These bonds accrue interest from the date of their issuance, or February 10, 2004, at the rate of 8.75% per year.  Interest on the bonds are payable semi-annually in arrears on each February 15 and August 15, which commenced on August 15, 2004. As we were unable to consummate the exchange offer until March 28, 2005, interest on the bonds increased by 0.25% point per year for the first 90-day period immediately following the default and an additional 0.25% point per year with respect to each subsequent 90-day period up to a maximum amount of additional interest of 1% point. As of June 30, 2005, accrued interest related to the bonds amounted to $5.0 million.

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

Our primary senior credit facility with a group of banks, as amended, currently provides us with revolving lines of credit in the aggregate amount of up to $80.0 million, subject to continuing covenant compliance and term loans in the aggregate amount of $20.0 million. As of June 30, 2005, we had $89.0 million of outstanding borrowings under the revolving lines of credit. $58.0 million of the outstanding debt was used to fund acquisitions during the quarter ended June 30, 2005.

In August 2005, the Company sold 4,000,000 shares of its common stock to funds affiliated with 3 accredited institutional investors in a private placement.  Net proceeds from the private placement were approximately $92.8 million.  Of this amount, the Company repaid principal and interest outstanding under senior credit facility of $84.4 million, with the remainder of the net proceeds retained for general corporate purposes.  $20.0 million of the repayment was used to permanently reduce the outstanding term loan balance under the senior credit facility.  After the repayment, the Company had outstanding borrowings under the revolving portion of the senior credit facility of $5.0 million, with an additional $75.0 million of capacity available subject to continued covenant compliance.

We may repay any future borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008.  We are required to make mandatory prepayments under our primary senior credit facility if we meet certain cash flow thresholds, issue equity securities or subordinated debt, or sell assets not in the ordinary course of our business above certain thresholds.

Borrowings under the revolving lines of credit bear interest at either (1) the London Interbank Offered Rate, or LIBOR, as defined in the credit agreement, plus applicable margins or, at our option, (2) a floating Index Rate, as defined in the credit agreement, plus applicable margins.  Applicable margins if we choose to use the LIBOR or the Index Rate can range from 2.75% to 3.75% or 1.50% to 2.50%, respectively, depending on the quarterly adjustments that are based on our consolidated financial performance.  As of June 30, 2005, the applicable interest rate under the revolving lines of credit, including the applicable margin, ranged from 6.14% to 7.05%.

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

As of June 30, 2005, we had an aggregate of $1.7 million in outstanding capital lease obligations which are payable through 2009.

Income Taxes

As of December 31, 2004, we had approximately $105.3 million and $25.9 million of domestic and foreign net operating loss, or NOL carryforwards, respectively, which either expire on various dates through 2024 or can be carried forward indefinitely.  These losses are available to reduce federal and foreign taxable income, if any, in future years.  These losses are also subject to review and possible adjustments by the applicable taxing authorities.  In addition, the domestic operating loss carryforward amount at December 31, 2004 included approximately $48.5 million of pre-acquisition losses from our subsidiaries, Inverness Medical Nutritionals Group, Ostex International, Inc. and Advantage Diagnostics Corporation.  The future benefit of these losses will be applied first to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisitions, prior to reducing our income tax expense.  Also included in our domestic NOL carryforwards at December 31, 2004 was approximately $1.8 million resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax.  Furthermore, all domestic losses are subject to the Internal Revenue Service Code Section 382 limitation and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%.  Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long term tax exempt rate.  We have recorded a valuation allowance against a portion of the deferred tax assets related to our net operating losses and certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets, as these assets can only be realized via profitable operations.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2005.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2005 that have changed significantly since December 31, 2004 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.  Contractual obligations that were presented in our annual report on Form 10-K for the year ended December 31, 2004 but omitted in the table below represent those that have not changed significantly since December 31, 2004.

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2005	2006 - 2007	2008 - 2009	Thereafter
	(in thousands)
Long-term debt obligations (1)	$259,435	$337	$81	$109,017	$150,000
Research and development spending commitment (2)	67,673	13,535	46,017	8,121	—
Purchase obligations – other (3)	25,991	25,991	—	—	—
Contingent consideration (4)	12,500	1,500	11,000	—	—

(1)          Long-term debt obligations increased by $69.2 million since December 31, 2004 primarily due to our borrowings of $69.2 million under the lines of credit of our primary senior credit facility during the six months ended June 30, 2005.  In August 2005, we repaid $84.0 million under the lines of credit of our primary senior credit facility.

(2)          Represents our commitment of 37.5 million British Pounds Sterling to certain research and development programs under our co-development agreement with ITI Scotland. See Note 9 of the accompanying consolidated financial statements.

(3)          Other purchase obligations relate to inventory purchases and other operating expense commitments.  Other purchase obligations decreased by $9.2 million, as compared to the commitments at December 31, 2004, primarily due to our efforts to reduce our inventory levels of vitamin E and to maintain our overall inventory levels constant after a build-up of it last year to support anticipated organic growth.

(4)          The increase in total contingent consideration of $11.0 million since December 31, 2004 represents our contingent payment arrangement with the Binax shareholders as part of our acquisition of Binax on March 31, 2005.  The timing of such contingent payment, if any, as shown in the table above, is based on management’s estimate.  See note 8(b) of the accompanying consolidated financial statements.

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

Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts

Certain sales arrangements require us to accept product returns.  From time to time, we also enter into sales incentive arrangements with our retail customers, which generally reduce the sale prices of our products.  As a result, we must establish allowances for potential future product returns and claims resulting from our sales incentive arrangements against product revenue recognized in any reporting period.  Calculation of these allowances requires significant judgments and estimates.  When evaluating the adequacy of the sales returns and other allowances, our management analyzes historical returns, current economic trends, and changes in customer and consumer demand and acceptance of our products. When such analysis is not available and a right of return exists the Company records revenue when the right of return is no longer applicable.  Material differences in the amount and timing of our product revenue for any reporting period may result if changes in conditions arise that would require management to make different judgments or utilize different estimates.

Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to approximately $13.3 million and $26.7 million for the three and six months ended June 30, 2005, respectively, compared to $13.2 million and $26.6 million for the three and six months ended June 30, 2004, respectively, which have been recorded against product sales to derive our net product sales.

Similarly, our management must make estimates regarding uncollectible accounts receivable balances.  When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns.  Our accounts receivable balance was $51.1 million and $61.3 million, net of allowances for doubtful accounts of $9.3 million and $9.4 million, as of June 30, 2005 and December 31, 2004, respectively.

Valuation of Inventories

We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory.  In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory.  This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times.  Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates.  Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory.  If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination.  Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision.  Our inventory balance was $66.0 million and $61.2 million, net of a provision for excess and obsolete inventory of $8.0 million and $4.1 million, as of June 30, 2005 and December 31, 2004, respectively. Included in the provision for excess and obsolete inventory at June 30, 2005 was a $1.3 million specific reserve established during the first quarter of 2005 for certain drugs of abuse products in inventory, which products we recalled following our decision to withdraw the products’ 510(k)s.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets.  As of June 30, 2005, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $68.0 million, $278.2 million and $177.9 million, respectively.

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

Valuation of Goodwill

We have goodwill balances related to our consumer diagnostics and professional diagnostics (which includes cardiology) reporting units, which amounted to $86.1 million and $192.1 million, respectively, as of June 30, 2005.  As of September 30, 2004, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach.  Based upon this review, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired.  Because future cash flows and operating results used in the impairment review are based on management’s projections and assumptions, future events can cause such projections to differ from those used at September 30, 2004, which could lead to significant impairment charges of goodwill in the future.  No events or circumstances have occurred since our review as of September 30, 2004, that would require us to reassess whether the carrying values of our goodwill have been impaired.

Valuation of Other Long-Lived Tangible and Intangible Assets

Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142.  Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of June 30, 2005, future events could cause us to conclude otherwise.

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

In March 2005, the FASB issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ending after December 15, 2005. The interpretation is not expected to have a material impact on our results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, we do not believe that adoption of SFAS No. 154 will have a material effect on our financial position, results of operations or cash flows.

Certain Factors Affecting Future Results

The risk factors described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2, 28 and 53 of this report.

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

We currently have, and we will likely continue to have, a substantial amount of indebtedness. As of August 3, 2005, we had approximately $177.4 million in aggregate principal indebtedness outstanding, of which $7.4 million is secured indebtedness, and $75.0 million of additional borrowing capacity under the revolving portions of our credit facilities. In addition, subject to restrictions in our credit facilities and the indenture governing our $150.0 million in outstanding 8.75% senior subordinated notes, or the senior subordinated notes, we may incur additional indebtedness. For the quarter ended June 30, 2005, and for the years ended December 31, 2004 and 2003, we recorded $4.9 million, $22.1 million and $9.7 million, respectively, of interest expense related to our indebtedness, which included $0.1 million, $4.2 million and $1.0 million, respectively, in non-cash interest primarily related to amortization of debt origination costs.

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

These restrictions may limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.  In particular, all acquisitions of other businesses, other than very small acquisitions, will require us to obtain our lenders’ consent under our senior credit facility. We have been required to obtain, and have obtained, our lenders’ consent under our senior credit facility in order to complete our acquisitions of the Wampole Division of MedPointe Inc., or Wampole, Ostex International, Inc., or Ostex, Applied Biotech, Inc., or ABI, the rapid diagnostics business that we acquired from Abbott Laboratories in 2003, or the 2003 Abbott rapid diagnostics business, Ischemia, Inc., or Ischemia, Binax, Inc., or Binax, and the Determine®/DainaScreen® business that we acquired from Abbott Laboratories in 2005, or the Determine business.

Our senior credit facilities contain certain financial covenants that we may not satisfy which, if not satisfied, could result in the acceleration of the amounts due under our credit facilities and the limitation of our ability to borrow additional funds in the future.

As of August 3, 2005, we had approximately $5.0 million of indebtedness outstanding under our senior credit facility and approximately $75.0 million of additional borrowing capacity thereunder. The agreements governing this facility subject us to various financial and other covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to fixed charge coverage, capital expenditures, various leverage ratios, minimum EBITDA and minimum cash requirements. If we violate any of these covenants, there may be a material adverse effect on us. Most notably, our outstanding debt under our senior credit facility could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future may be limited.

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

We have, since commencing activities in November 2001, acquired and we have attempted to integrate, or we are in the process of integrating, into our operations Unipath Limited and its associated companies and assets, or the Unipath business, IVC Industries, Inc. (now doing business as Inverness Medical Nutritionals Group, or IMN), Wampole, Ostex, ABI, the 2003 Abbott rapid diagnostics business, Ischemia, Binax and the Determine business. We have also made a number of smaller acquisitions. The ultimate success of all of our acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating these businesses or assets into our existing businesses. However, the successful integration of independent businesses or assets is a complex, costly and time-consuming process. The difficulties of integrating companies and acquired assets include among others:

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

We may not accomplish the integration of our acquisitions smoothly or successfully. The diversion of the attention of our management from our current operations to the integration effort and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from these acquisitions and adversely affect our other businesses. Additionally, the costs associated with the integration of our acquisitions, including our costs associated with the integration of the operations of ABI, the 2003 Abbott rapid diagnostics business, Ischemia, Binax and the Determine business can be substantial. To the extent that we incur integration costs that are not anticipated when we finance our acquisitions, these unexpected costs could adversely impact our liquidity or force us to borrow additional funds. Ultimately, the value of any business or asset that we have acquired may not be greater than or equal to its purchase price.

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

In connection with the accounting for our acquisitions of the Unipath business, Wampole, Ostex, ABI, the 2003 Abbott rapid diagnostics product lines, Ischemia, Binax and the Determine business, we have recorded, or expect to record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

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

In addition, we currently rely on approximately nine significant third-party manufacturers, as well as numerous other less significant manufacturers, to produce many of our professional diagnostic products and certain components of our consumer diagnostic products.. In addition, we manufacture the products acquired with the Determine business from a facility in Matsudo, Japan that is made available to us, and with support services provided by, Abbott Laboratories and certain of the products acquired as part of the 2003 Abbott rapid diagnostics business are still manufactured for us by Abbott in Chicago under the terms of a transitional arrangement. Any event impacting our manufacturing facilities, our manufacturing systems or equipment, or our contract manufacturers or suppliers, including, without limitation, wars, terrorist activities, natural disasters and outbreaks of infectious disease, could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline or we could incur losses until such time as we were able to restore our production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

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

Our failure to meet strict regulatory requirements could require us to pay fines, incur other cost or even close our facilities.

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

In March 2005, our ABI subsidiary was informed by the FDA that based on inspectional findings that included data integrity and design control issues, ABI has become subject to the FDA’s Application Integrity Policy. As a result, the FDA will defer the review of any pending or future applications made by ABI until the FDA determines that ABI has resolved these issues. ABI currently has no applications pending. At this time ABI is not restricted with regard to introducing new tests outside of the United States, or from selling products in the United States based on any existing 510(k)s. However, ABI has withdrawn certain 510(k)s related to its drugs of abuse products that were cited by the FDA, and a Class III recall (based on our assessment that any hazard to the public health is unlikely) has been undertaken for the corresponding products. ABI is undertaking both an internal and external audit, and is committed to taking any actions required by those audits in order to fulfill its regulatory obligations.  It is our understanding at this time that the FDA action applies only to ABI and does not otherwise restrict our ability, or the ability of our other subsidiaries, to submit applications to the FDA or commercialize products. However, the scope of the FDA action is uncertain, and may have a negative impact on our future sales and profits.

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

For the years ended December 31, 2004 and 2003, approximately two-thirds of our net product sales, respectively, were derived from consumer diagnostic products and vitamin and nutritional supplements segments. These businesses rely to a great extent on close working relationships with our customers rather than long-term exclusive contractual arrangements. Customer concentration in these businesses is relatively high, especially in our vitamin and nutritional supplements segment where two customers currently account for almost 65% of sales during 2004. In addition, customers of our branded and private label consumer products businesses purchase products through purchase orders only and are not obligated to make future purchases. We therefore rely on our ability to deliver quality products on time in order to retain and generate customers. If we fail to meet our customers’ needs or expectations, whether due to manufacturing issues that affect quality or capacity issues that result in late shipments, we will harm our reputation and customer relationships and likely lose customers. Additionally, if we are unable to maintain close working relationships with our customers, sales of all of our products and our ability to successfully launch new products could suffer. The loss of a major customer and the failure to generate new accounts could significantly reduce our revenues or prevent us from achieving projected growth.

The profitability of our consumer products businesses may suffer if Pfizer Inc. is unable to successfully market and sell its e.p.t pregnancy tests.

Under the terms of a manufacturing, packaging and supply agreement that we entered into with Pfizer Inc., through one of its wholly-owned subsidiaries, Pfizer purchases its non-digital e.p.t pregnancy tests from us through June 6, 2009. Additionally, pursuant to the terms of a five-year supply agreement entered into in December 2003, as amended on June 1, 2005, we currently supply Pfizer with a digital version of its e.p.t brand pregnancy tests on an exclusive basis.  The amount of revenues or profits that we generate under these agreements will depend on the volume of orders that we receive from Pfizer. As a result, if Pfizer is unable to successfully market and sell its e.p.t pregnancy tests, or if other events adversely affect the volume of Pfizer’s sales of its e.p.t pregnancy tests, then our future revenues and profit may be adversely affected.

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

Approximately 40% and 36% of our net revenues were generated from outside the United States for the year ended December 31, 2004 and 2003, respectively. A significant number of our employees, including manufacturing, sales, support and research and development personnel, are located in foreign countries, including England, Japan, China, Ireland and Israel. Conducting business outside of the United States subjects us to numerous risks, including:

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

Our business relies heavily on our foreign operations. Four of our manufacturing operations are conducted outside the United States, in Bedford, England, Galway, Ireland, Shanghai, China, Matsudo, Japan and Yavne, Israel (though we have announced that we are closing the Galway operation). We have also announced plans to consolidate much of our cardiovascular related research and development in Scotland and ultimately to establish a significant manufacturing operation there. Approximately 40% and 36% of our net revenues were generated from outside the United States for the year ended December 31, 2004 and 2003, respectively. Our Clearblue pregnancy test product sales have historically been much stronger outside the United States, with 74% of net product sales of these products coming from outside the United States during the year ended December 31, 2004. In addition, the Abbott rapid diagnostics business, which we acquired on September 30, 2003, generates a majority of its sales outside the United States, and all of the revenues of the Determine business are derived outside of the United States. Because of our foreign operations and foreign sales, we face exposure to movements in foreign currency exchange rates. Our primary exposures are related to the operations of our European subsidiaries. With our recent acquisition of the Determine business and the establishment of our manufacturing facility in Shanghai, we anticipate that our currency exposures related to the yen and the Chinese yuan will become more significant to our results than in prior periods. These exposures may change over time as business practices evolve and could result in increased costs or reduced revenue and could impact our actual cash flow.

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

We have engaged in a number of significant acquisitions in recent years which make it difficult to analyze our results and to compare them from period to period, including the acquisitions of the Unipath business in December 2001, IVC Industries, Inc. in March 2002, Wampole in September 2002, Ostex in June 2003, ABI in August 2003, the 2003 Abbott rapid diagnostics product lines in September 2003, Binax and Ischemia in March 2005 and the Determine business in June 2005. Period-to-period comparisons of our results of operations may not be meaningful due to these acquisitions and are not indications of our future performance. Any future acquisitions will also make our results difficult to compare from period to period in the future.

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

•                  the impact of business combinations, including acquisitions and divestitures, such as our acquisitions of ABI, the 2003 Abbott rapid diagnostics product lines, Ischemia, Binax, and the Determine business and organizational restructurings consistent with evolving business strategies;

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

Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments.  Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times.  Currently, our short-term investments are in money market funds with original maturities of 90 days or less.  At June 30, 2005, our short-term investments approximated market value.

At June 30, 2005, we had revolving lines of credit available to us of up to $100.0 million in the aggregate under our primary senior credit facility, against which $11.0 million was outstanding.  We may repay any borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008.  Borrowings under the revolving lines of credit bear interest at either (i) the London Interbank Offered Rate, or LIBOR, as defined in the credit agreement, plus applicable margins or, at our option, (ii) a floating Index Rate, as defined in the agreement, plus applicable margins.  Applicable margins if we choose to use the LIBOR or the Index Rate can range from 2.75% to 3.75% or 1.50% to 2.50%, respectively, depending on the quarterly adjustments that are based on our consolidated financial performance.

As of June 30, 2005, the LIBOR and Index rates applicable under our primary senior credit facility were 3.34% and 6.25%, respectively.  Assuming no changes in our leverage ratio, which would affect the margin of the interest rate under the senior credit agreement, the effect of interest rate fluctuations on outstanding borrowings under the revolving lines of credit as of June 30, 2005 over the next twelve months is quantified and summarized as follows:

(in thousands) If compared to the rate at June 30, 2005,	Interest Expense Increase
Interest rates increase by 1% point	$890
Interest rates increase by 2% points	1,780

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency.  Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk.  For the three and six months ended June 30, 2005, the net impact of foreign currency changes on transactions was a loss of $0.5 million and $0.2 million, respectively.  Generally, we do not use derivative financial instruments or other financial instruments to hedge such economic exposures. However, due to the continued decline in value of the U.S. Dollar and our continued foreign currency exchange exposure in transactions involving the U.S. Dollar, we have entered into forward currency exchange contracts with maturities in excess of three months, but within one year, starting in the first quarter of 2005.

Gross margins of products we manufacture at our European plants and sell in U.S. dollar are also affected by foreign currency exchange rate movements.  Our gross margin on total net product sales was 32% for the three months ended June 30, 2005.  If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended June 30, 2005, our gross margin on total net product sales would have been 32.1%, 32.8% and 33.5%, respectively.  Our gross margin on total net product sales was 33.2% for the six months ended June 30, 2005.  If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2005, our gross margin on total net product sales would have been 33.3%, 33.9% and 34.6%, respectively.

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

(in thousands)	Approximate (Decrease) Increase in
	Net Revenue	Net Income
If during the three months ended June 30, 2005, the U.S. dollar was stronger by:
1%	$(305)	$9
5%	(1,522)	47
10%	(3,042)	93
	Net Revenue	Net Loss
If during the six months ended June 30, 2005, the U.S. dollar was stronger by:
1%	$(651)	$(11)
5%	(3,116)	(57)
10%	(6,198)	(113)

ITEM 4.                             CONTROLS AND PROCEDURES

On June 28, 2005, we announced that certain of our previously issued financial statements must be restated because they contain errors under GAAP relating to the recognition of revenue at one of our diagnostic divisions.  We determined that certain customers of this division were provided previously unidentified return or exchange rights in connection with the sale of products for which reliable estimates of return or exchange had not been made, as a result of which the revenue associated with those sales should not have been recognized upon shipment to the customers under GAAP.  As a result, we intend to restate our financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, for each of the quarters in fiscal 2004 and 2003 and for the quarter ended March 31, 2005.  As part of the restatement, we will also revise the Company’s management assessment of the effectiveness of internal control over financial reporting as of December 31, 2004.  For a more detailed discussion regarding the restatements, see Note 2 to our consolidated financial statements included herein.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q.  As part of its evaluation management considered the facts and circumstances relating to the restatement discussed above and determined that there existed at the affected diagnostic division material weaknesses in internal control over financial reporting.  The material weaknesses resulted from weaknesses in the design of controls established to ensure that any modifications to material financial terms and conditions of sales contracts come to the attention of management responsible for financial reporting in a timely manner and were properly accounted for.  Based on this evaluation, our management, including the CEO and CFO, concluded that our company’s disclosure controls and procedures were not operating effectively as of June 30, 2005 due to the material weaknesses which resulted in the restatement of our previously issued financial statements as discussed above.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.   However, in connection with the restatements discussed above, special counsel to the Audit Committee of our Board of Directors has made certain recommendations to the Audit Committee regarding proposed enhancements to the design of our internal controls.  The Audit Committee and management have adopted these proposals and we intend to make changes to our internal control over financial reporting in the near future in order to remediate the material weaknesses discussed above.

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

On April 6, 2005, we entered into a binding settlement agreement of our pending litigation with PBM pursuant to which we paid $2.5 million in resolution of all pending litigation with PBM, which will be dismissed without prejudice, but with both parties agreeing to certain limits on their ability to recommence litigation.  PBM also receives an option to permanently settle with prejudice certain claims against ABI that are not part of any pending case in exchange for $1.8 million of collaborative research and development funding from us.  The parties also exchanged limited, non-transferable covenants not to sue the other for infringement of existing intellectual property and the parties have agreed to certain other terms and conditions relating to the use and enforcement of intellectual property owned by a previously existing joint venture between them.  In connection with the settlement the parties also entered into an agreement to form a joint venture pursuant to which both companies will make all their sales of existing drugs of abuse products (excluding sales to hospitals) (the “New Joint Venture”).  All products sold by the New Joint Venture will be manufactured by PBM.  The New Joint Venture will be owned equally by PBM and us and profits will be distributed in proportion to the trailing 12 month sales of products contributed to the venture.

Quidel Corporation v. Inverness Medical Innovations, Inc., et al.

In January 2004, our subsidiary, Inverness Medical Switzerland, GmbH (IMS), filed suit against Quidel Corporation in Germany seeking damages and injunction for infringement of certain of our patents.  In response, on February 20, 2004, Quidel named us and our subsidiaries IMS and ABI as defendants in a suit filed in the United States District Court for the Southern District of California.  Quidel alleged that we were infringing U.S. Patent No. 4,943,522.  Quidel also asked the Court for a declaratory finding that Quidel does not infringe certain patents owned by IMS and certain other patents owned by co-defendant Armkel LLC to which we have a license, and that these patents are invalid and/or unenforceable.  Quidel sought injunctive relief and damages. In early March 2004, we filed an answer claiming that Quidel’s claims were without merit and a counterclaim seeking damages and injunctive relief for Quidel’s infringement of these patents.  We also filed a separate action against Quidel in the same court alleging infringement of certain other patents and seeking injunctive relief and damages.  In September 2004, Quidel served a suit on Unipath Diagnostics GmbH and its directors in the District Court of Mannheim, Germany, alleging infringement of the German equivalent of the Quidel patent.  We responded, denying liability.

On April 27, 2005 we entered into a settlement agreement with Quidel Corporation terminating all domestic and international intellectual property litigation with them. Pursuant to the settlement agreement, we have received a net payment of $17.0 million and will receive net future royalties from Quidel at 8.5%, in exchange for a license to all of our current and future patents which embody lateral flow technology for all diagnostic products other than for cardiology testing and for consumer/over-the-counter women’s health (except that diagnostics for women’s infectious diseases are within the licensed field of use).  Quidel and its affiliates are granting a net royalty free cross-license of their current and future patents that embody lateral flow technology to us and all of our affiliates for all applications.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2005, we issued 7,200 shares of common stock upon the exercise of warrants, for aggregate proceeds to us of $0.1 million, pursuant to an exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders of our company held on May 24, 2005, following items were submitted to a vote of securities holders:

(1)                                  John A. Quelch, John F. Levy and Jerry McAleer, Ph.D. were elected as Class I directors of our company. The other directors whose term of office continued after the meeting were: Robert P. Khederian, David Scott, Ph.D., Peter Townsend, Carol R. Goldberg, Alfred M. Zeien and Ron Zwanziger.

(2)                                  The proposal to increase the number of shares available for issuance under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (the “2001 Stock Option Plan”) from 5,324,081 shares to 6,074,081 shares was authorized and approved.

The following table summarizes the votes for, against or withheld, as well as the number of broker non-votes with regard to each matter voted upon:

Class: Common Shares

Matter	For	Against	Withheld	Broker Non- Votes
Election of:
Mr. Quelch	17,847,446	0	167,872	0
Mr. Levy	17,769,064	0	246,254	0
Dr. McAleer	17,811,849	0	203,469	0
Approval of increase in shares available for issuance under the 2001 Stock Option Plan	9,320,725	2,167,393	50,236	6,476,964

ITEM 6.                             EXHIBITS

Exhibits:

Exhibit No.	Description

2.1

Asset Purchase Agreement, dated as of May 28, 2005 by and among Abbott Laboratories, Abbott Cardiovascular, Inc., Abbott Japan, Co., Ltd., Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH and Inverness Medical Japan, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K, event date June 30, 2005, filed on July 7, 2005).

10.1

Third Amended and Restated Credit Agreement, dated as of June 30, 2005, by and among Wampole Laboratories, LLC and Inverness Medical (UK) Holdings Limited, as Borrowers, the Other Credit Parties Signatory thereto, as Credit Parties, the Lenders Signatory thereto from time to time, as Lenders, General Electric Capital Corporation, as administrative agent, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, a co-syndication agent and a co-lead arranger, UBS Securities LLC, as a co-syndication agent and GECC Capital Markets Group, Inc., as a co-lead arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 30, 2005, filed on July 7, 2005).

*10.2	Rules of the Inverness Medical Innovations, Inc. Inland Revenue Approved Option Plan (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan).
*10.3	Amendment Number 3 to the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan.

*10.4	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan.
*10.5	Form of Non-Qualified Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan.
*10.6	Form of Incentive Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan.
*10.7	Lease between WE 10 Southgate LLC and Binax, Inc. dated as of August 26, 2004.
*+10.8

Manufacturing and Support Services Agreement, dated June 30, 2005, by and among Abbott Japan Co., Ltd., Abbott Laboratories, Inverness Medical innovations, Inc., Inverness Medical Switzerland GmbH and Inverness Medical Japan, Ltd.

*+10.9	Reagent Supply Agreement, dated June 30, 2005, by and between Abbott Laboratories, Inverness Medical Innovations, Inc. and Inverness Medical Japan, Ltd.
*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith

+ portions of this exhibit have been omitted pursuant to a request for confidential treatment

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.

Date: August 15, 2005	/s/ Christopher J. Lindop
Christopher J. Lindop
Chief Financial Officer and an authorized officer