Form 10-Q/A
period 2004-09-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2005-08-26
CIK 1145460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Yes ☒    No ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐    No ☒

        The number of shares outstanding of the registrant's common stock as of November 5, 2004 was 20,340,122.

INVERNESS MEDICAL INNOVATIONS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2004

        This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in this quarterly report on Form 10-Q and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review the factors discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors Affecting Future Results" and "Special Statement Regarding Forward-Looking Statements" beginning on pages 46 and 62, respectively, in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

 EXPLANATORY NOTE

        On June 28, 2005, we announced that certain of our previously issued financial statements must be restated because they contain errors under accounting principles generally accepted in the United States ("GAAP") relating to the recognition of revenue at one of our diagnostic divisions. We had determined that certain customers of this division were provided return or exchange rights in connection with the sale of certain products for which reliable estimates of return or exchange had not been made, as a result of which the revenues associated with these sales should not have been recognized upon shipment to the customers under GAAP. Since that time the Audit Committee of our Board of Directors conducted an investigation into these matters using independent special counsel. The results of this investigation contributed to our determination that the necessary restatement required $4.2 million in net revenue reversal with a $3.1 million gross profit and corresponding net loss impact spread over the quarters of 2003 and 2004 and the first quarter of 2005. We are filing this Amendment No. 2 (the "Amended Report") to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Original Report"), as previously amended on February 14, 2005, in order to restate our financial statements included therein to reflect these findings. We also restated our audited financial statements for the periods ended December 31, 2004 and December 31, 2003 included in Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2004, as well as unaudited financial statements for the periods ended March 31, 2005 and March 31, 2004 included in Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2005. In addition, our Quarterly Report on Form 10-Q for the period ended June 30, 2005, contains unaudited financial statements for the periods ended June 30, 2005 and June 30, 2004 that reflect these findings.

        For the reasons discussed above, we are filing this Amended Report in order to amend Part I. Item 1 "Financial Statements," Part I. Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Part I. Item 3 "Quantitative and Qualitative Disclosure About Market Risk" and Part I. Item 4 "Controls and Procedures" and Part II. Item 6 "Exhibits" of the Original Report to the extent necessary to reflect the adjustments discussed above and to reflect the results of our evaluations of disclosure controls and procedures and internal control over financial reporting, taking into consideration these restatements. The remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader's convenience.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)
Net product sales	$93,870	$69,180	$269,624	$194,584
License revenue	2,807	3,115	7,304	7,030

Net revenue	96,677	72,295	276,928	201,614
Cost of sales (Note 11)	58,961	40,987	166,687	112,598

Gross profit	37,716	31,308	110,241	89,016

Operating expenses:
Research and development	7,850	6,413	23,265	17,055
Sales and marketing	14,824	13,251	42,836	36,949
General and administrative	13,053	7,637	38,510	24,013
Stock-based compensation(1)	—	60	—	66

Total operating expenses	35,727	27,361	104,611	78,083

Operating income	1,989	3,947	5,630	10,933
Interest expense, including amortization of discounts and write-off of deferred financing costs (Note 8)	(4,846)	(2,443)	(17,157)	(6,723)
Other income, net	1,179	367	1,655	6,387

(Loss) income before income taxes	(1,678)	1,871	(9,872)	10,597
Income tax provision	1,202	752	3,124	3,050

Net (loss) income	$(2,880)	$1,119	$(12,996)	$7,547

Net (loss) income available to common stockholders—basic (Note 5)	$(2,880)	$976	$(13,745)	$7,089

Net (loss) income available to common stockholders—diluted (Note 5)	$(2,880)	$976	$(13,745)	$7,224

Net (loss) income per common share—basic (Note 5)	$(0.14)	$0.06	$(0.69)	$0.48

Net (loss) income per common share—diluted (Note 5)	$(0.14)	$0.05	$(0.69)	$0.43

Weighted average shares—basic (Note 5)	20,296	16,301	19,813	14,719

Weighted average shares—diluted (Note 5)	20,296	18,176	19,813	16,788

(1)
The charge for stock-based compensation for the three and nine months ended September 30, 2003 was classified as general and administrative expenses.

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(restated)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$18,944	$24,622
Accounts receivable, net of allowances of $8,734 at September 30, 2004 and $7,492 at December 31, 2003	57,665	55,418
Inventories	58,197	47,953
Deferred tax assets	1,178	1,178
Prepaid expenses and other current assets	10,893	10,599

Total current assets	146,877	139,770

Property, plant and equipment, net	62,645	57,773
Goodwill	222,449	216,733
Other intangible assets with indefinite lives	50,092	46,719
Core technology and patents, net	40,920	37,942
Other intangible assets, net	28,965	32,679
Deferred financing costs, net, and other non-current assets	8,795	7,457
Deferred tax assets	495	1,456

Total assets	$561,238	$540,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$52	$14,055
Current portion of capital lease obligations	458	457
Accounts payable	35,225	38,006
Accrued expenses and other current liabilities	46,508	42,559

Total current liabilities	82,243	95,077

Long-term liabilities:
Long-term debt, net of current portion	198,128	159,838
Capital lease obligations, net of current portion	1,477	1,831
Deferred tax liabilities	11,511	9,118
Other long-term liabilities	4,981	3,307

Total long-term liabilities	216,097	174,094

Commitments and contingencies
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,667 shares
Issued—2,527 shares at September 30, 2004 and December 31, 2003
Outstanding—none at September 30, 2004 and 208 shares at December 31, 2003	—	6,185

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized—2,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized—50,000 shares
Issued and outstanding—20,325 shares at September 30, 2004 and 19,640 shares at December 31, 2003	20	20
Additional paid-in capital	353,060	341,703
Notes receivable from stockholders	(14,691)	(14,691)
Accumulated deficit	(87,413)	(73,672)
Accumulated other comprehensive income	11,922	11,813

Total stockholders' equity	262,898	265,173

Total liabilities and stockholders' equity	$561,238	$540,529

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(restated)	(restated)
Cash Flows from Operating Activities:
Net (loss) income	$(12,996)	$7,547
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Interest expense related to amortization and/or write-off of noncash original issue discount and deferred financing costs	4,380	1,133
Noncash gains related to interest rate swap and currency hedge agreements	(326)	(54)
Noncash stock-based compensation expense	—	66
Depreciation and amortization	17,641	10,930
Deferred income taxes	1,922	1,514
Other noncash items	(70)	(4)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,717)	(3,051)
Inventories	(9,273)	(4,287)
Prepaid expenses and other current assets	(189)	(2,937)
Accounts payable	(3,386)	353
Accrued expenses and other current liabilities	6,968	(5,331)
Increase in other long-term liabilities	489	—

Net cash provided by operating activities	3,443	5,879

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(15,403)	(8,427)
Proceeds from sale of property, plant and equipment	184	151
Payments for acquisitions and intellectual property	(12,275)	(76,141)
Increase in other assets	(1,129)	(44)

Net cash used in investing activities	(28,623)	(84,461)

Cash Flows from Financing Activities:
Cash paid for financing costs	(5,333)	(3,772)
Proceeds from issuance of common stock, net of issuance costs	1,416	3,985
Proceeds from issuance of senior subordinated notes	150,000	—
Proceeds from borrowings under senior credit facility	—	58,643
Net (repayments) proceeds from revolving lines of credit	(31,099)	18,524
Repayments of notes payable	(94,764)	(5,875)
Principal payments of capital lease obligations	(362)	(521)

Net cash provided by financing activities	19,858	70,984

Foreign exchange effect on cash and cash equivalents	(356)	1,767

Net decrease in cash and cash equivalents	(5,678)	(5,831)
Cash and cash equivalents, beginning of period	24,622	30,668

Cash and cash equivalents, end of period	$18,944	$24,837

Supplemental Disclosure of Noncash Activities:
Dividends, redemption interest and amortization of beneficial conversion feature related to preferred stock	$749	$458

Fair value of stock issued for acquisitions and intellectual property	$3,002	$75,305

Fair value of assumed and fully-vested stock options and warrants for acquisitions	$—	$1,752

Conversion of preferred stock into common stock	$6,934	$—

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

        In connection with our restatements for the years ended December 31, 2003 and 2002, as discussed in our 2003 annual report on Form 10-K/A, Amendment No. 3, we restated our consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 to reflect corrections to our income tax provisions and adjustments to amortization expense resulting from revisions made to our purchase price allocation in connection with our acquisition of a business from Abbott as of September 30, 2003, the acquisition date. In connection with our restatements for the years ended December 31, 2004 and 2003, as discussed in our 2004 annual report on Form 10-K/A, Amendment No. 1, we also restated our consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 to correct errors under GAAP relating to the recognition of revenue. Such adjustments are reflected in the accompanying consolidated financial statements and discussed in Note 15 herein.

(2) Cash and Cash Equivalents

        We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2004, our cash equivalents consisted of money market funds.

(3) Inventories

        Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

(in thousands)	September 30, 2004	December 31, 2003
	(restated)
Raw materials	$24,633	$19,986
Work-in-process	14,212	12,631
Finished goods	19,352	15,336

	$58,197	$47,953

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

        Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, our net (loss) income would have been (increased) decreased to the pro forma amounts indicated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)
	2004	2003(b)	2004	2003(b)
	(restated)	(restated)	(restated)	(restated)
Net (loss) income—as reported	$(2,880)	$1,119	$(12,996)	$7,547
Stock-based employee compensation—as reported (a)	—	15	—	16
Pro forma stock-based employee compensation	(1,563)	(1,388)	(4,368)	(3,609)

Net (loss) income—pro forma	$(4,443)	$(254)	$(17,364)	$3,954

(Loss) income per share—basic:
Net (loss) income per share—as reported	$(0.14)	$0.06	$(0.69)	$0.48
Stock-based employee compensation—as reported	—	—	—	—
Pro forma stock-based employee compensation	(0.08)	(0.08)	(0.22)	(0.25)

Net (loss) income per share—pro forma	$(0.22)	$(0.02)	$(0.91)	$0.23

(Loss) income per share—diluted:
Net (loss) income per share—as reported	$(0.14)	$0.05	$(0.69)	$0.43
Stock-based employee compensation—as reported	—	—	—	—
Pro forma stock-based employee compensation	(0.08)	(0.07)	(0.22)	(0.22)

Net (loss) income per share—pro forma	$(0.22)	$(0.02)	$(0.91)	$0.21

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

(5) Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)
Numerator:
Net (loss) income	$(2,880)	$1,119	$(12,996)	$7,547
Dividends, redemption interest and amortization of beneficial conversion feature related to Series A Preferred Stock	—	(143)	(749)	(458)

Net (loss) income available to common stockholders—basic	(2,880)	976	(13,745)	7,089
Interest on convertible promissory notes	—	—	—	135

Net (loss) income available to common stockholders—diluted	$(2,880)	$976	$(13,745)	$7,224

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)
	2004	2003	2004	2003
	(restated)	(restated)	(restated)	(restated)
Denominator:
Denominator for basic (loss) income per share—weighted average shares	20,296	16,301	19,813	14,719
Effect of dilutive securities:
Employee stock options	—	753	—	528
Warrants	—	266	—	193
Restricted stock and escrow shares	—	856	—	1,004
Convertible promissory notes	—	—	—	344

Dilutive potential common shares	—	1,875	—	2,069

Denominator for dilutive (loss) income per share—adjusted weighted average shares and assumed conversions	20,296	18,176	19,813	16,788

Net (loss) income per share—basic	$(0.14)	$0.06	$(0.69)	$0.48

Net (loss) income per share—diluted	$(0.14)	$0.05	$(0.69)	$0.43

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

(7) Comprehensive Income or Loss

        Comprehensive income or loss represents net income or loss plus other comprehensive income or loss items. Our other comprehensive income or loss includes primarily foreign currency translation adjustments, and to a lesser extent, pension adjustments. For the three and nine months ended September 30, 2004, we generated a comprehensive loss of $2.6 million and $12.9 million, respectively, and for the three and nine months ended September 30, 2003, we generated comprehensive income of $1.7 million and $11.9 million, respectively.

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

        We evaluate performance based on revenue and earnings before taxes. Segment information for the three and nine months ended September 30, 2004 and 2003, respectively, is as follows:

(in thousands)	Consumer Products	Professional Diagnostic Products	Corporate and Other	Total
Three Months Ended September 30, 2004 (restated)
Net revenue from external customers	$64,263	$32,414	$—	$96,677
Income (loss) before income taxes	6,203	(907)	(6,974)	(1,678)
Three Months Ended September 30, 2003 (restated)
Net revenue from external customers	50,222	22,073	—	72,295
Income (loss) before income taxes	3,218	2,154	(3,501)	1,871
Nine Months Ended September 30, 2004 (restated)
Net revenue from external customers	181,325	95,603	—	276,928
Income (loss) before income taxes	11,843	(243)	(21,472)	(9,872)
Nine Months Ended September 30, 2003 (restated)
Net revenue from external customers	147,381	54,233	—	201,614
Income (loss) before income taxes	13,349	4,563	(7,315)	10,597
Assets at September 30, 2004 (restated)	289,104	266,341	5,793	561,238
Assets at December 31, 2003 (restated)	281,148	255,286	4,095	540,529

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

(15) Restatements of 2004 and 2003

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

        In connection with our restatements for the years ended December 31, 2004 and 2003, as discussed in our 2004 annual report on Form 10-K/A, Amendment No. 1, we also restated our consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 to correct errors under GAAP relating to the recognition of revenue. We determined that certain customers of one of our diagnostics divisions were provided return or exchange rights in connection with the sale of certain products for which reliable estimates of return or exchange had not been made, as a result of which the revenue associated with those sales should not have been recognized upon shipment to the customers under GAAP. As a result, we recorded $1.6 million in net revenue reversal with a $1.0 million gross profit and corresponding net loss impact spread over the first three quarters of 2004 and 2003. The restatements as a result of the errors relating to the recognition of revenue are reflected in the amounts below as "as restated on August 26, 2005."

        The following lists the accounts in the consolidated statements of operations and balance sheets that were affected by the aforementioned restatements, with comparisons of the restated amounts to the originally reported amounts and the effect of such restatements on (loss) income from continuing operations, net (loss) income and (loss) income per share. All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes hereto.

	Three Months Ended September 30, 2004				Three Months Ended September 30, 2003
	As restated on August 26, 2005	As restated on February 10, 2005		As reported	As restated on August 26, 2005	As restated on February 10, 2005		As reported
	(in thousands, except per share amounts)
Net product sales	$93,870	$	*	$94,698	$69,180	$	*	$69,278
Cost of sales	58,961		59,171	59,120	40,987		*	40,902
Sales and marketing	*		14,824	14,024	*		*	*
Income tax provision	*		1,202	562	752		773	392
Net (loss) income	(2,880)		(2,262)	(771)	1,119		1,281	1,662
Net (loss) income per common share—basic	$(0.14)		$(0.11)	$(0.04)	$0.06		$0.07	$0.09
Net (loss) income per common share—diluted	$(0.14)		$(0.11)	$(0.04)	$0.05		$0.06	$0.08
	Nine Months Ended September 30, 2004				Nine Months Ended September 30, 2003
	As restated on August 26, 2005	As restated on February 10, 2005		As reported	As restated on August 26, 2005	As restated on February 10, 2005		As reported
	(in thousands, except per share amounts)
Net product sales	$269,624	$	*	$269,629	$194,584	$	*	$196,182
Cost of sales	166,687		166,686	166,533	112,598		*	113,247
Sales and marketing	*		42,836	40,437	*		*	*
Income tax provision	*		3,124	1,202	3,050		3,162	2,019
Net (loss) income	(12,996)		(12,990)	(8,516)	7,547		8,414	9,557
Net (loss) income per common share—basic	$(0.69)		$(0.69)	$(0.47)	$0.48		$0.54	$0.62
Net (loss) income per common share—diluted	$(0.69)		$(0.69)	$(0.47)	$0.43		$0.48	$0.55

	September 30, 2004					December 31, 2003
	As restated on August 26, 2005	As restated on February 10, 2005		As reported		As restated on August 26, 2005	As restated on February 10, 2005	As reported
	(in thousands)
Inventories	$58,197	$	*	$	*	$47,953	$47,423	$47,043
Property, plant and equipment, net	*		*		*	*	57,773	56,999
Goodwill	*		222,449		228,184	*	216,733	233,792
Other intangible assets with indefinite lives	*		*		*	*	46,719	38,119
Core technology and patents, net	*		40,920		41,124	*	37,942	36,423
Other intangible assets, net	*		28,965		26,428	*	32,679	27,743
Accrued expenses and other current liabilities	46,508		*		45,066	42,559	*	41,122
Deferred tax assets, non-current	*		495		5,036	*	1,456	4,075
Accumulated deficit	(87,413)		(86,500)		(78,557)	(73,672)	(72,765)	(69,296)

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2004
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$5,524	$42,724	$61,463	$(15,841)	$93,870
License revenue	—	37	2,770	—	2,807

Net revenue	5,524	42,761	64,233	(15,841)	96,677
Cost of sales	5,212	27,414	40,901	(14,566)	58,961

Gross profit	312	15,347	23,332	(1,275)	37,716

Operating expenses:
Research and development	81	763	7,006	—	7,850
Sales and marketing	466	5,176	9,182	—	14,824
General and administrative	2,324	2,323	8,406	—	13,053

Total operating expenses	2,871	8,262	24,594	—	35,727

Operating (loss) income	(2,559)	7,085	(1,262)	(1,275)	1,989
Equity in earnings of subsidiaries, net of tax	3,135	—	—	(3,135)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(4,268)	(198)	(1,494)	1,114	(4,846)
Other income, net	1,151	127	1,015	(1,114)	1,179

(Loss) income before income taxes	(2,541)	7,014	(1,741)	(4,410)	(1,678)
Income tax provision	339	480	383	—	1,202

Net (loss) income	$(2,880)	$6,534	$(2,124)	$(4,410)	$(2,880)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2003
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$5,894	$27,303	$48,332	$(12,349)	$69,180
License revenue	—	147	2,968	—	3,115

Net revenue	5,894	27,450	51,300	(12,349)	72,295
Cost of sales	5,280	17,823	28,154	(10,270)	40,987

Gross profit	614	9,627	23,146	(2,079)	31,308

Operating expenses:
Research and development	67	592	5,754	—	6,413
Sales and marketing	449	5,738	7,064	—	13,251
General and administrative	1,743	1,680	4,214	—	7,637
Stock-based compensation	60	—	—	—	60

Total operating expenses	2,319	8,010	17,032	—	27,361

Operating (loss) income	(1,705)	1,617	6,114	(2,079)	3,947
Equity in earnings of subsidiaries, net of tax	3,672	—	—	(3,672)	—
Interest expense, including amortization of discounts	(1,126)	(398)	(1,435)	516	(2,443)
Other income, net	377	349	157	(516)	367

Income before income taxes	1,218	1,568	4,836	(5,751)	1,871
Income tax provision	99	214	439	—	752

Net income	$1,119	$1,354	$4,397	$(5,751)	$1,119

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2004
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$15,453	$113,377	$179,565	$(38,771)	$269,624
License revenue	—	83	7,221	—	7,304

Net revenue	15,453	113,460	186,786	(38,771)	276,928
Cost of sales	14,979	75,419	115,491	(39,202)	166,687

Gross profit	474	38,041	71,295	431	110,241

Operating expenses:
Research and development	181	2,278	20,806	—	23,265
Sales and marketing	1,483	17,106	24,247	—	42,836
General and administrative	7,851	9,090	21,569	—	38,510

Total operating expenses	9,515	28,474	66,622	—	104,611

Operating (loss) income	(9,041)	9,567	4,673	431	5,630
Equity in earnings of subsidiaries, net of tax	4,983	—	—	(4,983)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(11,255)	(4,236)	(4,383)	2,717	(17,157)
Other income, net	2,880	373	1,119	(2,717)	1,655

(Loss) income before income taxes	(12,433)	5,704	1,409	(4,552)	(9,872)
Income tax provision	563	1,713	848	—	3,124

Net (loss) income	$(12,996)	$3,991	$561	$(4,552)	$(12,996)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2003
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$17,613	$70,136	$139,812	$(32,977)	$194,584
License revenue	—	178	6,852	—	7,030

Net revenue	17,613	70,314	146,664	(32,977)	201,614
Cost of sales	14,710	44,371	84,171	(30,654)	112,598

Gross profit	2,903	25,943	62,493	(2,323)	89,016

Operating expenses:
Research and development	204	871	15,980	—	17,055
Sales and marketing	1,567	16,299	19,083	—	36,949
General and administrative	5,299	4,176	14,538	—	24,013
Stock-based compensation	66	—	—	—	66

Total operating expenses	7,136	21,346	49,601	—	78,083

Operating (loss) income	(4,233)	4,597	12,892	(2,323)	10,933
Equity in earnings of subsidiaries, net of tax	10,321	—	—	(10,321)	—
Interest expense, including amortization of discounts	(3,091)	(986)	(3,458)	812	(6,723)
Other income (expense), net	4,899	(627)	2,927	(812)	6,387

Income before income taxes	7,896	2,984	12,361	(12,644)	10,597
Income tax provision	349	1,026	1,490	185	3,050

Net income	$7,547	$1,958	$10,871	$(12,829)	$7,547

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
September 30, 2004
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$232	$7,240	$11,472	$—	$18,944
Accounts receivable, net of allowances	2,110	31,759	23,796	—	57,665
Inventories	5,862	21,489	36,738	(5,892)	58,197
Deferred tax assets	—	—	1,178	—	1,178
Prepaid expenses and other current assets	2,372	1,627	6,894	—	10,893
Intercompany receivables	56,713	12,925	13,933	(83,571)	—

Total current assets	67,289	75,040	94,011	(89,463)	146,877

Property, plant and equipment, net	3,106	11,381	48,158	—	62,645
Goodwill	29,538	96,178	96,733	—	222,449
Other intangible assets with indefinite lives	—	12,420	37,672	—	50,092
Core technology and patents, net	2,611	5,832	32,477	—	40,920
Other intangible assets, net	5,918	15,184	7,863	—	28,965
Deferred financing costs, net, and other non-current assets	6,176	1,573	1,046	—	8,795
Deferred tax assets	(632)	(2,157)	2,826	458	495
Investment in subsidiaries	234,763	(868)	—	(233,895)	—
Intercompany notes receivable	109,403	13,563	—	(122,966)	—

Total assets	$458,172	$228,146	$320,786	$(445,866)	$561,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$52	$—	$52
Current portion of capital lease obligations	—	2	456	—	458
Accounts payable	1,160	9,039	25,026	—	35,225
Accrued expenses and other current liabilities	8,109	14,793	23,606	—	46,508
Intercompany payables	10,799	14,204	58,568	(83,571)	—

Total current liabilities	20,068	38,038	107,708	(83,571)	82,243

Long-term liabilities:
Long-term debt, net of current portion	175,206	9,700	13,222	—	198,128
Capital lease obligations, net of current portion	—	5	1,472	—	1,477
Deferred tax liabilities	—	1,753	9,758	—	11,511
Other long-term liabilities	—	—	4,981	—	4,981
Intercompany notes payable	—	58,389	64,621	(123,010)	—

Total long-term liabilities	175,206	69,847	94,054	(123,010)	216,097

Stockholders' equity	262,898	120,261	119,024	(239,285)	262,898

Total liabilities and stockholders' equity	$458,172	$228,146	$320,786	$(445,866)	$561,238

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2003
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,708	$11,058	$11,856	$—	$24,622
Accounts receivable, net of allowances	3,915	29,505	21,998	—	55,418
Inventory	4,463	20,267	29,360	(6,137)	47,953
Deferred tax assets	—	—	1,178	—	1,178
Prepaid expenses and other current assets	1,365	1,507	7,727	—	10,599
Intercompany receivables	6,073	11,785	8,911	(26,769)	—

Total current assets	17,524	74,122	81,030	(32,906)	139,770

Property, plant and equipment, net	1,199	10,405	46,169	—	57,773
Goodwill	48,704	73,188	94,841	—	216,733
Trademarks and trade name with indefinite lives	—	9,092	37,627	—	46,719
Core technology and patents, net	8,193	293	29,456	—	37,942
Other intangible assets, net	6,437	15,400	10,842	—	32,679
Deferred financing costs, net, and other assets	2,015	4,150	1,292	—	7,457
Deferred tax assets	(295)	(571)	2,322	—	1,456
Investment in subsidiaries	203,646	—	—	(203,646)	—
Intercompany notes receivable	120,918	94,208	—	(215,126)	—

Total assets	$408,341	$280,287	$303,579	$(451,678)	$540,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$14,055	$—	$14,055
Current portion of capital lease obligations	—	18	439	—	457
Accounts payable	4,448	11,431	22,127	—	38,006
Accrued expenses and other current liabilities	8,641	16,316	17,602	—	42,559
Intercompany payables	6,512	8,036	12,226	(26,774)	—

Total current liabilities	19,601	35,801	66,449	(26,774)	95,077

Long-term liabilities:
Long-term debt	34,056	91,974	33,808	—	159,838
Capital lease obligations	—	20	1,811	—	1,831
Deferred tax liabilities	—	1,752	7,366	—	9,118
Other liabilities	—	—	3,307	—	3,307
Intercompany notes payable	83,326	57,186	74,611	(215,123)	—

Total long-term liabilities	117,382	150,932	120,903	(215,123)	174,094

Series A redeemable convertible preferred stock	6,185	—	—	—	6,185

Stockholders' equity	265,173	93,554	116,227	(209,781)	265,173

Total liabilities and stockholders' equity	$408,341	$280,287	$303,579	$(451,678)	$540,529

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2004
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(12,996)	$3,991	$561	$(4,552)	$(12,996)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(4,983)	—	—	4,983	—
Interest expense related to amortization and/or write-off of non-cash original issue discount, and deferred financing costs	843	3,145	392	—	4,380
Noncash (gains) losses related to interest rate swap and currency hedge agreements	(432)	—	106	—	(326)
Depreciation and amortization	1,135	3,661	12,845	—	17,641
Deferred income taxes	336	1,586	—	—	1,922
Other noncash items	—	2	(72)	—	(70)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,805	(3,101)	(421)	—	(1,717)
Inventories	(1,399)	(1,151)	(6,292)	(431)	(9,273)
Prepaid expenses and other current assets	(1,008)	(134)	953	—	(189)
Intercompany payables or receivables	10,443	(10,274)	(248)	79	—
Accounts payable	(3,290)	(2,449)	2,353	—	(3,386)
Accrued expenses and other current liabilities	2,301	(1,147)	5,814	—	6,968
Increase in other long-term liabilities	—	—	489	—	489

Net cash (used in) provided by operating activities	(7,245)	(5,871)	16,480	79	3,443

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2003
(unaudited)
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$7,547	$1,958	$10,871	$(12,829)	$7,547
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings (losses) of subsidiaries, net of tax	(10,321)	—	—	10,321	—
Interest expense related to amortization of noncash original issue discount and deferred financing costs	319	280	534	—	1,133
Noncash gain related to interest rate swap agreement	(54)	—	—	—	(54)
Noncash stock-based compensation expense	66	—	—	—	66
Depreciation and amortization	587	2,084	8,259	—	10,930
Deferred income taxes	336	807	186	185	1,514
Other noncash items	—	(27)	23	—	(4)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(322)	(2,311)	(418)	—	(3,051)
Inventories	25	(4,008)	(3,063)	2,759	(4,287)
Prepaid expenses and other current assets	(526)	693	(3,104)	—	(2,937)
Intercompany payables or receivables	(3,349)	359	4,853	(1,863)	—
Accounts payable	128	2,770	(2,545)	—	353
Accrued expenses and other current liabilities	358	(1,893)	(3,796)	—	(5,331)

Net cash (used in) provided by operating activities	(5,206)	712	11,800	(1,427)	5,879

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

        For the three and nine months ended September 30, 2004, we recorded net revenue of $96.7 million and $276.9 million, respectively, compared to net revenue of $72.3 million and $201.6 million for the three and nine months ended September 30, 2003, respectively. Adjusted for the impact of currency translation, net revenue for the three and nine months ended September 30, 2004 was $94.2 million and $269.2 million, respectively. Overall revenue growth, adjusted for the impact of currency translation, resulted from acquisitions, which occurred primarily in our professional diagnostics business and, to a lesser extent, organic growth. Our acquisitions in the second half of 2003, including our acquisition of the rapid diagnostics business from Abbott Laboratories in September, which is discussed further below, and Applied Biotech, Inc., or ABI, in August, contributed approximately 64% of our currency adjusted revenue growth for the nine months ended September 30, 2004.

        Despite the growth in our revenue, for the three and nine months ended September 30, 2004, we recorded a net loss of $2.9 million and $13.0 million, respectively, compared to net income of $1.1 million and $7.5 million for the three and nine months ended September 30, 2003, respectively. Factors that contributed to the significant loss for the nine month period ended September 30, 2004, as compared to the income in the comparable period of 2003, include (i) reduction of approximately 189 basis points in our overall gross margin due to fluctuations in foreign currencies that are unfavorable to our core pregnancy product margins, (ii) reduction of approximately 180 basis points in our overall gross margin due to margin erosion in our nutritionals business, (iii) significant research and development spending, (iv) higher interest expense due to both higher average debt balance and weighted average interest rate primarily resulted from our decision to refinance our debt in February 2004, (v) the recording of a reserve for potential bad debt and unsaleable inventory totaling

$1.5 million and (vi) the recording of a $1.7 million restructuring charge included in cost of goods sold to cover all expected severance, early retirement and outplacement services arising from a recently completed plan of termination at our manufacturing facility in Bedford, England. Partially offsetting these adverse changes was the recording of $0.5 million during the third quarter of 2004 in royalties received attributable to periods prior to 2004 associated with a license arrangement that had historically been underpaid. Additionally, the income recorded for the nine months ended September 30, 2003 included a one-time recording of income of $3.8 million from a settlement with Unilever Plc in the second quarter of 2003 and $1.2 million in past royalties received as part of a patent infringement settlement in May 2003, both of which were recorded in other income in the consolidated statements of operations in those periods.

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

Restatements

        In connection with our restatements for the years ended December 31, 2003 and 2002, as discussed in our 2003 annual report on Form 10-K/A, Amendment No. 3, we restated our consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 to reflect corrections to our income tax provisions and adjustments to amortization expense resulting from revisions made to our purchase price allocation in connection with our acquisition of a business from Abbott as of September 30, 2003, the acquisition date. In connection with our restatements for the years ended December 31, 2004 and 2003, as discussed in our 2004 annual report on Form 10-K/A, Amendment No. 1, we also restated our consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 to correct errors under GAAP relating to the recognition of revenue at one of our diagnostic divisions. Such adjustments are reflected in the accompanying consolidated interim financial information for the three and nine months ended September 30, 2004 and 2003, respectively, and discussed in Note 15 hereto.

Results of Operations

        Net Product Sales.    Net product sales increased by $24.7 million, or 36%, to $93.9 million for the three months ended September 30, 2004 from $69.2 million for the three months ended September 30, 2003. Net product sales increased by $75.0 million, or 39%, to $269.6 million for the nine months ended September 30, 2004 from $194.6 million for the nine months ended September 30, 2003. Adjusted for the favorable impact of currency translation on our foreign operations, net product sales in the three and nine months ended September 30, 2004 grew by approximately $22.2 million, or 32%, and $67.3 million, or 35%, respectively, compared to the same periods in 2003. The majority of the product sales increase, comparing the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003, resulted from the businesses we acquired in the second half of 2003: (i) the rapid diagnostic product lines from Abbott, which contributed $9.1 million and $28.3 million of such increase in the respective periods, and (ii) ABI, which we acquired on August 27, 2003, contributed $2.1 million and $14.0 million of such increase in the respective periods. The launch of our Clearblue Easy Digital pregnancy test in June 2003 and the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003 and the visual version of Pfizer's e.p.t pregnancy test and the Clearblue Easy Digital ovulation test in June 2004, contributed to the currency adjusted net product sales increase, comparing the three and nine months ended September 30, 2004 to the same periods in 2003.

        Net Product Sales by Business Segment.    Net product sales by business segment for the three and nine months ended September 30, 2004 and 2003, respectively, are as follows:

	Three Months ended September 30,			Nine Months ended September 30,
(in thousands)			% Increase			% Increase
	2004	2003		2004	2003
	(restated)			(restated)
Consumer products	$62,596	$47,641	31%	$176,645	$141,772	25%
Professional diagnostic products	31,274	21,539	45%	92,979	52,812	76%

Total net product sales	$93,870	$69,180	36%	$269,624	$194,584	39%

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

        The increase in net product sales from our professional diagnostic products was $9.7 million and $40.2 million, comparing the three and nine months ended September 30, 2004, respectively, to the same periods in 2003. Our acquisition of the Abbott TestPack, Abbott TestPack plus and Signify product lines from Abbott contributed $6.0 million and $19.7 million, respectively, of the increase in the three- and nine-month period comparison. Our acquisition of ABI contributed $2.6 million and $13.3 million, respectively, of the increase in the three- and nine-month period comparison. The remaining increase in net product sales from our professional diagnostic products primarily resulted from our organic growth. We expect our professional diagnostics business to continue to grow as we recently signed several new point-of-care national distribution agreements and as we have recently introduced new products, such as a CLIA waived strep throat test and tests for D-Dimer, and we plan to introduce a pro-thrombin meter during 2005.

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

        Gross Profit and Margin.    Gross profit increased by $6.4 million, or 20%, to $37.7 million for the three months ended September 30, 2004 from $31.3 million for the three months ended September 30, 2003. Gross profit increased by $21.2 million, or 24%, to $110.2 million for the nine months ended September 30, 2004 from $89.0 million for the nine months ended September 30, 2003. Included in cost of goods sold during the three and nine month period ended September 30, 2004 was a $1.7 million restructuring charge covering all expected severance, early retirement and outplacement services arising from a recently completed plan of termination at our manufacturing facility in Bedford, England. Excluding this charge, gross profit increased by $8.1 million, or 26%, to $39.4 million for the three months ended September 30, 2004 and by $22.9 million, or 26%, to $111.9 million for the nine months ended September 30, 2004.

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

        Overall gross margin was 39% and 40% for the three and nine months ended September 30, 2004, respectively, compared to 43% and 44% for the three and nine months ended September 30, 2003, respectively. The restructuring charge recorded in the third quarter of 2004 as discussed above, had the effect of reducing gross margin by 178 and 62 basis points for the three and nine months ended September 30, 2004, respectively. Gross margin was adversely impacted in 2004 by the continuing weak U.S. Dollar against the Euro and British Pound Sterling. Such movements in foreign exchange currencies negatively impacted the gross margin percentage of our products manufactured at our European subsidiaries and sold in U.S. Dollars. This currency impact had the effect of reducing gross margins by 247 and 189 basis points, comparing the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003, respectively. Further, due to competitive pricing in the nutritional supplements business, gross margin from our nutritional supplements sales, principally in our private label business, has declined significantly. For the three and nine months ended September 30, 2004, as compared to the same periods in 2003, the margin erosion of the nutritional supplements business affected our overall gross margin by 175 and 183 basis points, respectively. Lastly, the decline in overall gross margin resulted from the ABI products, which on average have been generating lower gross margins than our other products.

        Gross Profit from Net Product Sales by Business Segment.    Gross profit from net product sales represents total gross profits less gross profits associated with license revenue. Gross profit from total net product sales increased by $6.7 million, or 23%, to $35.7 million for the three months ended September 30, 2004 from $29.0 million for the three months ended September 30, 2003. Gross profit from total net product sales increased by $21.0 million, or 25%, to $105.4 million for the nine months ended September 30, 2004 from $84.4 million for the nine months ended September 30, 2003. Gross profit from net product sales by business segment for the three and nine months ended September 30, 2004 and 2003, respectively, are as follows:

	Three Months ended September 30,			Nine Months ended September 30,
(in thousands)			% Increase			% Increase
	2004	2003		2004	2003
	(restated)			(restated)
Consumer products	$24,030	$20,171	19%	$69,388	$62,522	11%
Professional diagnostic products	11,694	8,863	32%	36,020	21,863	65%

Total gross profit from net product sales	$35,724	$29,034	23%	$105,408	$84,385	25%

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

        Gross margin from our professional diagnostic product sales was 37% and 39% for the three and nine months ended September 30, 2004, respectively, compared to 41% for both the three and nine months ended September 30, 2003. The decline in gross margin of our professional diagnostic products primarily resulted from the ABI products which on average have been generating lower margins than our other professional products.

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

        Sales and marketing expense as a percentage of net product sales decreased to 16% for the three and nine months ended September 30, 2004, respectively, from 19% for the three and nine months ended September 30, 2003. These percentage decreases resulted primarily from the shift to our professional diagnostics business which generally incur lower sales and marketing expense as a percentage of sales compared to our consumer products business. In addition, marketing synergies realized due to our integration of the Fact plus product line acquired from Abbott Laboratories with only nominal increases in consumer sales and marketing infrastructure accounted for approximately 50 basis points of the reductions in sales and marketing expense as a percentage of sales for each of the three and nine month periods ended September 30, 2004.

        General and Administrative Expense.    General and administrative expense increased by $5.5 million, or 71%, to $13.1 million for the three months ended September 30, 2004 from $7.6 million for the three months ended September 30, 2003. General and administrative expense increased by $14.5 million, or 60%, to $38.5 million for the nine months ended September 30, 2004 from

$24.0 million for the nine months ended September 30, 2003. The impact of foreign exchange translation resulted in an increase in general and administrative expense of $0.6 and $1.3 million for the three and nine months ended September 30, 2004, as compared to the same periods in 2003, respectively. Included in general and administrative expense for the nine months ended September 30, 2004 was the establishment of a specific reserve for a doubtful accounts receivable balance of $1.4 million. Additionally, legal expenses increased $2.5 million and $2.8 million, comparing the three and nine months ended September 30, 2004 to the same periods in 2003, respectively. Further, our acquisitions since June 2003 contributed an additional $1.7 million and $3.1 million to general and administrative expense during the three and nine months ended September 30, 2004, compared to the same periods in 2003, respectively. The remaining increase in general and administrative expenses resulted from the organic growth of our business.

        General and administrative expense as a percentage of net product sales was 14% for the three and nine months ended September 30, 2004, compared to 11% and 12% for the three and nine months ended September 30, 2003, respectively.

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

        Income Tax Provision.    During the three and nine months ended September 30, 2004, we recorded an income tax provision of $1.2 million and $3.2 million, respectively, compared to $0.8 million and $3.1 million for the three and nine months ended September 30, 2003, respectively. The 2004 provision recorded relates to foreign and state income taxes and the recognition of a U.S. deferred tax liability related to temporary differences between the book and tax bases of goodwill and certain intangible assets with indefinite lives created as part of the acquisition of the Abbott business. Although we incurred a pre-tax loss in 2004, certain domestic and foreign subsidiaries realized pre-tax income. These subsidiaries recorded a tax provision based on the applicable statutory income tax rates. The effective tax rate was (72)% and (32)% for the three and nine months ended September 30, 2004, respectively, compared to 40% and 29% for the three and nine months ended September 30, 2003, respectively. The significant change in the effective tax rates is primarily due to our inability to benefit current losses in most tax jurisdictions.

        Net (Loss) Income.    We incurred a net loss for the three and nine months ended September 30, 2004 of $2.9 million and $13.0 million, respectively, while for the three and nine months ended September 30, 2003, we generated net income of $1.1 million and $7.5 million, respectively. After taking into account charges for redemption premium and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had a net loss available to common stockholders of $2.9 million, or $0.14 per basic and diluted common share, for the three months ended September 30, 2004, compared to basic and diluted income available to common stockholders of $1.0 million, or $0.06 and $0.05 per basic and diluted common share, respectively, for the three months ended September 30, 2003. We had a net loss available to common stockholders of $13.7 million, or $0.69 per basic and diluted common share, for the nine months ended September 30, 2004, compared to basic and diluted income available to common stockholders of $7.1 million and $7.2 million, or $0.48 and $0.43 per basic and diluted common share, respectively, for the nine months ended September 30, 2003. The loss for the three and nine months ended September 30, 2004 and the income recorded in the same periods in 2003 resulted primarily from the various factors as discussed above. See note 5 of our condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for the calculation of earnings per share.

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

Income Taxes

        As of December 31, 2003, we had approximately $74.8 million and $20.6 million of domestic and foreign net operating loss carryforwards, respectively, which either expire on various dates through 2023 or can be carried forward indefinitely. These losses are available to reduce federal and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. In addition, the domestic operating loss carryforward amount at December 31, 2003 included approximately $48.1 million of pre-acquisition losses at IMN and Ostex. These pre-acquisition losses are subject to the IRS Code Section 382 limitation. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the acquired company multiplied by the long term tax exempt rate. We have recorded a valuation allowance against a portion of the deferred tax assets related to our net operating losses and certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets, as these assets can only be realized via profitable operations.

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

Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts

        Certain sales arrangements require us to accept product returns. From time to time, we also enter into sales incentive arrangements with our retail customers, which generally reduce the sale prices of our products. As a result, we must establish allowances for potential future product returns and claims resulting from our sales incentive arrangements against product revenue recognized in any reporting period. Calculation of these allowances requires significant judgments and estimates. When evaluating the adequacy of the sales returns and other allowances, our management analyzes historical returns, current economic trends, and changes in customer and consumer demand and acceptance of our products. When such analysis is not available and a right of return exists, we record revenue when the right of return is no longer applicable. Material differences in the amount and timing of our product revenue for any reporting period may result if changes in conditions arise that would require management to make different judgments or utilize different estimates.

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

Valuation of Inventories

        We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers' demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers' demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $58.2 million and $48.0 million, net of a provision for excess and obsolete inventory of $4.1 million and $2.1 million, as of September 30, 2004 and December 31, 2003, respectively.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $69.8 million as of December 31, 2003 due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our U.S. businesses and certain foreign net operating losses and tax credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.

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

Certain Factors Affecting Future Results

        The risk factors described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2, 29 and 62 of this report.

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

        For the year ended December 31, 2003 and the nine months ended September 30, 2004, 70% and 66% of our net product sales, respectively, were derived from our consumer products business. Our consumer products businesses rely to a great extent on close working relationships with our customers rather than long-term exclusive contractual arrangements. Customer concentration in these businesses is high, especially in our private label nutritional supplements business. In addition, customers of our branded and private label consumer products businesses purchase products through purchase orders only and are not obligated to make future purchases. We therefore rely on our ability to deliver quality products on time in order to retain and generate customers. If we fail to meet our customers' needs or expectations, whether due to manufacturing issues that affect quality or capacity issues that result in late shipments, we will harm our reputation and customer relationships and likely lose customers. Additionally, if we are unable to maintain close working relationships with our customers, sales of all of our products and our ability to successfully launch new products could suffer. The loss of a major customer and the failure to generate new accounts could significantly reduce our revenues or prevent us from achieving projected growth.

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

        Gross margins of products we manufacture at our European plants and sell in U.S. dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 38.1% for the three months ended September 30, 2004. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended September 30, 2004, our gross margin on total net product sales would have been 38.3%, 39.1% and 40.2%, respectively. Our gross margin on total net product sales was 39.1% for the nine months ended September 30, 2004. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the nine months ended September 30, 2004, our gross margin on total net product sales would have been 39.3%, 39.9% and 40.7%, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

        On June 28, 2005, we announced that certain of our previously issued financial statements must be restated because they contain errors under GAAP relating to the recognition of revenue at one of our diagnostic divisions. We determined that certain customers of this division were provided previously unidentified return or exchange rights in connection with the sale of certain products for which reliable estimates of return or exchange had not been made, as a result of which the revenue associated with those sales should not have been recognized upon shipment to the customers under GAAP. As a result, we determined that we needed to restate our financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, for each of the quarters in fiscal 2004 and 2003 and for the quarter ended March 31, 2005. For a more detailed discussion regarding the restatements, see note 15 to our consolidated financial statements included herein.

Evaluation of Disclosure Controls and Procedures

        Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. As part of its evaluation management considered the facts and circumstances relating to the restatement discussed above and determined that there existed at the affected diagnostic division material weaknesses in internal control over financial reporting. The material weaknesses resulted from weaknesses in the design of controls established to ensure that any modifications to material financial terms and conditions of sales contracts come to the attention of management responsible for financial reporting in a timely manner and were properly accounted for. Based on this evaluation, our management, including the CEO and CFO, concluded that our company's disclosure controls and procedures were not operating effectively as of September 30, 2004 due to the material weaknesses which resulted in the restatement of our previously issued financial statements as discussed above.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in connection with the restatements discussed above, special counsel to the Audit Committee of our Board of Directors has made certain recommendations to the Audit Committee regarding proposed enhancements to the design of our internal controls. The Audit Committee and management have approved these proposals and we intend to make changes to our internal control over financial reporting in the near future in order to remediate the material weakness discussed above.

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

INVERNESS MEDICAL INNOVATIONS, INC.
Date: August 26, 2005	/s/ CHRISTOPHER J. LINDOP Christopher J. Lindop Chief Financial Officer and an authorized officer

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