Form 10-K/A
period 2004-12-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2005-08-26
CIK 1145460

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

 EXPLANATORY NOTE

        On June 28, 2005, we announced that certain of our previously issued financial statements must be restated because they contain errors under accounting principles generally accepted in the United States of America ("GAAP") relating to the recognition of revenue at one of our diagnostic divisions. We had determined that certain customers of this division were provided return or exchange rights in connection with the sale of certain products for which reliable estimates of return or exchange had not been made, as a result of which the revenues associated with these sales should not have been recognized upon shipment to the customers under GAAP. Since that time the Audit Committee of our Board of Directors conducted an investigation into these matters using independent special counsel. The results of this investigation contributed to our determination that the necessary restatement required $4.2 million in net revenue reversal with a $3.1 million gross profit and corresponding net loss impact spread over the quarters of 2003 and 2004 and the first quarter of 2005. We are filing this Amendment No. 1 (the "Amended Report") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Original Report") in order to restate our 2004 and 2003 financial statements to reflect these findings. We also intend to restate our unaudited financial statements for the periods ended September 30, 2004 and September 30, 2003 included in Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004, and our unaudited financial statements for the periods ended March 31, 2005 and March 31, 2004 included in our Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended March 31, 2005. In addition, our Quarterly Report on Form 10-Q for the period ended June 30, 2005, contained unaudited financial statements for the periods ended June 30, 2005 and June 30, 2004 that reflect these findings.

        For the reasons discussed above, we are filing this Amended Report in order to amend Item 6 "Selected Consolidated Financial Data," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 7A "Quantitative and Qualitative Disclosures About Market Risk," Item 8 "Financial Statements and Supplementary Data," Item 9A "Controls and Procedures" and Item 15 "Financial Statement Schedules and Exhibits" of the Original Report to the extent necessary to reflect the adjustments discussed above and to reflect the results of our evaluations of disclosure controls and procedures and internal control over financial reporting, taking into consideration these restatements. The remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader's convenience.

        In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, March 16, 2005, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

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

        Professional Diagnostic Products.    Approximately 56% of the professional diagnostic products that we sell, based on net product sales for the fiscal year ended December 31, 2004 were manufactured by third parties. We manufacture the products we acquired through our acquisition of Applied Biotech, Inc., or ABI, as well as the Signify products that we acquired from Abbott Laboratories, at our facilities in San Diego, California. Most of our TestPack products that we acquired from Abbott in September 2003 continue to be manufactured by Abbott under a transitional arrangement. We expect to transition manufacturing of these products to our own facilities during 2005. Our Clearview diagnostic products are manufactured both at our facility in Bedford, England, and at ABI in San Diego, which is described above, and our Orgenics products are manufactured in Yavne, Israel. A portion of our Osteomark products are manufactured at our Galway facility, with the rest being manufactured by a third-party.

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

        We have also made restatements to our consolidated financial statements as of and for the years ended December 31, 2004 and 2003 to correct errors under GAAP relating to the recognition of revenue. We determined that certain customers of one of our diagnostics divisions were provided return or exchange rights in connection with the sale of certain products for which reliable estimates of return or exchange had not been made, as a result of which the revenue associated with those sales should not have been recognized upon shipment to the customers under GAAP. As a result, we recorded $4.5 million in net revenue reversal with a $3.4 million gross margin and corresponding net loss impact spread over the quarters of 2004 and 2003. For further discussion of the restatement, see "Explanatory Note" on page 2, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and Note 2(r) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

	2004	2003	2002(2)	2001	2000
	(restated)	(restated)	(restated)
	(in thousands, except per share data)
Statement of Operations Data:
Net product sales	$365,432	$285,430	$200,399	$47,268	$49,728
License revenue	8,559	9,728	6,405	—	—

Net revenue	373,991	295,158	206,804	47,268	49,728
Cost of sales	226,987	167,641	114,653	26,662	26,796

Gross profit	147,004	127,517	92,151	20,606	22,932

Operating expenses:
Purchased in-process research and development	—	—	—	6,980	—
Research and development	31,954	24,280	14,471	1,810	1,360
Sales and marketing	57,957	52,504	39,544	8,018	7,540
General and administrative	52,707	35,452	28,066	11,702	7,048
Charge related to asset impairment	—	—	12,682	—	—
Stock-based compensation	—	447	10,625	10,441	—

Total operating expenses	142,618	112,683	105,388	38,951	15,948

Operating income (loss)	4,386	14,834	(13,237)	(18,345)	6,984
Interest expense and other expenses, net	(18,707)	(3,270)	(5,955)	(4,310)	(2,423)

(Loss) income from continuing operations before income taxes	(14,321)	11,564	(19,192)	(22,655)	4,561
Provision for income taxes	2,275	2,911	3,443	2,134	1,781

(Loss) income from continuing operations	$(16,596)	$8,653	$(22,635)	$(24,789)	$2,780

(Loss) income from continuing operations available to common stockholders—basic and diluted(1)	$(17,345)	$7,695	$(34,583)	$(24,789)	$2,780

(Loss) income from continuing operations per common share(1):
Basic(1)	$(0.87)	$0.49	$(3.48)	$(3.89)	$0.59

Diluted(1)	$(0.87)	$0.44	$(3.48)	$(3.89)	$0.59

	December 31,
	2004	2003	2002	2001	2000
	(restated)	(restated)	(restated)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,756	$24,622	$30,668	$52,024	$3,071
Working capital (deficit)	62,615	44,693	27,685	19,555	(6,464)
Total assets	568,269	540,529	356,495	278,521	74,958
Total debt	191,224	176,181	104,613	78,124	12,830
Redeemable convertible preferred stock	—	6,185	9,051	51,894	—
Total stockholders' equity	271,416	265,173	161,849	89,614	41,812

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

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(restated)	(restated)	(restated)
	(in thousands, except per share data)
(Loss) income from continuing operations	$(16,596)	$8,653	$(22,635)	$(24,789)	$2,780
Add back: Goodwill amortization, net of tax	—	—	—	398	398

Adjusted (loss) income from continuing operations	$(16,596)	$8,653	$(22,635)	$(24,391)	$3,178

Adjusted (loss) income from continuing operations available to common stockholders—basic and diluted	$(17,345)	$7,695	$(34,583)	$(24,391)	$3,178

Adjusted (loss) income from continuing operations per common share(1):
Basic	$(0.87)	$0.49	$(3.48)	$(3.83)	$0.67

Diluted	$(0.87)	$0.44	$(3.48)	$(3.83)	$0.67

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

Financial Overview

        Overall, 2004 was a challenging year for us. While we continued our sequential revenue growth—revenues have grown from $47.3 million to $374.0 million in the three years since our split-off as an independent company—we incurred a net loss of $16.6 million in 2004, compared to net income of $8.7 million in 2003. A reduction of approximately 177 basis points in our overall gross margin due to fluctuations in foreign currencies that are unfavorable to our core pregnancy product margins contributed to our loss in 2004. We will continue to be subject to the vagaries of foreign currency translation due to the extent of our reliance on foreign operations. Our overall gross margin was further reduced by approximately 188 basis points due to continued margin erosion in our nutritional supplements business, due primarily to aggressive price competition in this industry. Increased levels of research and development spending, primarily in the area of cardiology, and higher interest expense resulting primarily from our decision to refinance our debt in February 2004 also contributed to our loss.

        Our continued revenue growth resulted from our acquisitions, primarily in our professional diagnostics business, and organic growth. Our acquisitions since the second half of 2003, including our acquisitions of the rapid diagnostics business from Abbott Laboratories in September and Applied Biotech, Inc., or ABI, in August, contributed approximately 62% of our currency adjusted revenue growth in 2004. Revenues also benefited from organic growth contributed by the launch of our Clearblue Easy Digital pregnancy test in June 2003, the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003 and the visual version of Pfizer's e.p.t pregnancy test in June 2004, the launch of our Clearblue Easy Digital ovulation test in June 2004 and growth in our sales of rapid diagnostic tests for the point of care market.

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

Restatement

        The amounts indicated below as "as reported" or the consolidated financial statements referred to below as "previously issued" represent the financial results disclosed in our consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2005.

        We restated our previously issued consolidated financial statements as of and for the years ended December 31, 2004 and 2003 to correct errors under GAAP relating to the recognition of revenue. We determined that certain customers of one of our diagnostics divisions were provided return or exchange rights in connection with the sale of certain products for which reliable estimates of return or exchange had not been made, as a result of which the revenue associated with those sales should not have been recognized upon shipment to the customers under GAAP. As a result, we recorded $4.5 million in net revenue reversal with a $3.4 million gross profit and corresponding net loss impact spread over the quarters of 2004 and 2003. See Item 8 "Financial Statements and Supplementary Data" beginning on page 60 in this report for a comparison of the restated quarterly amounts to previously reported quarterly amounts.

        The following lists the accounts shown in Item 6 "Selected Consolidated Financial Data" of this Annual Report on Form 10-K/A, that were affected by the restatements discussed above, with comparisons of the restated amounts to previously reported amounts and the effect of such restatements on (loss) income from continuing operations and (loss) earnings per share. See Note 2(r) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for a detail comparison of the restated amounts to previously reported amounts.

	2004
	As restated	As reported
	(in thousands, except per share data)
Net product sales	$365,432	$368,351
Cost of sales	226,987	227,548
(Loss) income from continuing operations	(16,596)	(14,238)
(Loss) income from continuing operations per common share(1):
Basic	$(0.87)	$(0.75)
Diluted	$(0.87)	$(0.75)
	2003
	As restated	As reported
	(in thousands, except per share data)
Net product sales	$285,430	$286,984
Cost of sales	167,641	168,171
Provision for income taxes	2,911	3,028
(Loss) income from continuing operations	8,653	9,560
(Loss) income from continuing operations per common share(1):
Basic	$0.49	$0.55
Diluted	$0.44	$0.49
	December 31, 2004
	As restated	As reported
	(in thousands, except per share data)
Working capital (deficit)	$62,615	$65,880
Total assets	568,269	567,178
Total stockholders' equity	271,416	274,681
	December 31, 2003
	As restated	As reported
	(in thousands, except per share data)
Working capital (deficit)	$44,693	$45,600
Total assets	540,529	539,999
Total stockholders' equity	265,173	266,080

(1)
(Loss) income from continuing operations per common share are computed as described in note 11 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Net Product Sales.    Net product sales increased by $80.0 million, or 28%, to $365.4 million in 2004 from $285.4 million in 2003. Excluding the favorable impact of currency translation, net product sales in 2004 grew by approximately $69.6 million, or 24%, over 2003. A significant portion of the revenue increase resulted from our acquisitions in 2003 and 2004: (i) ABI contributed $14.0 million of such increase, (ii) the rapid diagnostics business of Abbott contributed $28.1 million, and (iii) various less significant acquisitions contributed an aggregate of $5.6 million of such increase. The remaining currency adjusted net product sales increase of $21.9 million resulted from our organic growth, primarily due to the launch of our Clearblue Easy Digital pregnancy test in June 2003, the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003 and the visual version of Pfizer's e.p.t pregnancy test in June 2004 and the launch of our Clearblue Easy Digital ovulation test in June 2004.

        Net Product Sales by Business Segment.    Net product sales by business segment for 2004 and 2003 are as follows:

	2004	2003	% Increase
(in thousands)	(restated)
Consumer diagnostic products	$158,706	$127,056	25%
Vitamins and nutritional supplements	77,923	71,637	9%
Professional diagnostic products	128,803	86,737	48%

Total net product sales	$365,432	$285,430	28%

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

        The currency adjusted increase in net product sales from our professional diagnostic products was $39.7 million, or 46%, comparing 2004 to 2003. Of the currency adjusted increase, $12.8 million resulted from the acquisition of ABI, $20.5 million resulted from the acquisition of the Abbott Testpack and Signify product lines and an aggregate of $5.6 million resulted from various less significant acquisitions. The remaining currency adjusted increase of $0.8 million resulted from our organic growth, primarily due to increased sales of our rapid diagnostic tests for the point of care market. We expect our professional diagnostics business to continue to grow as we signed several new point-of-care national distribution agreements in the second half of 2004 and as we have recently introduced new products, such as a CLIA waived strep throat test and tests for D-Dimer.

        Net Product Sales by Geographic Location.    Net product sales by geographic location for 2004 and 2003 are as follows:

	2004	2003	% Increase
(in thousands)		(restated)
United States	$218,251	$181,026	21%
Europe	98,136	69,594	41%
Other	49,045	34,810	41%

Total net product sales	$365,432	$285,430	28%

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

        Gross Profit and Margin.    Gross profit increased by $19.5 million, or 15%, to $147.0 million in 2004 from $127.5 million in 2003. Included in cost of sales in 2004 was a $1.7 million restructuring charge covering all costs for severance, early retirement and outplacement services arising from a completed plan of termination at our manufacturing facility in Bedford, England. The total number of involuntarily terminated employees was 18, all of whom were terminated as of December 31, 2004. As of December 31, 2004, substantially all restructuring costs were paid. Excluding this charge, gross profit increased by $21.2 million, or 17%, comparing 2004 to 2003.

        The gross profit increase of $21.2 million, comparing 2004 to 2003 and adjusted for the restructuring charge, as discussed above, primarily resulted from the businesses that we acquired in the second half of 2003. The acquisition of ABI contributed $4.3 million of such gross profit increase. The rapid diagnostics business we acquired from Abbott contributed $15.6 million of such gross profit increase and its gross margin increased to 51% in 2004 from 39% in 2003 as a result of our transitioning the manufacturing of a portion of the Signify and Fact plus products from a third-party manufacturer to our own manufacturing facility. The increased profitability arising from our transition of production of Signify to our own manufacturing is attributable to synergies that we expected to benefit from when we acquired the Abbott rapid diagnostics business and we expect to recognize additional benefits as we continue to transition production of TestPack to our own facilities. The remaining increase of $1.3 million in our gross profit, adjusted for the restructuring charge, as discussed above, was primarily a result of the launch of our Clearblue Easy Digital pregnancy and ovulation tests and the commencement of our supply of the Pfizer e.p.t products, offset by declining profits from our nutritional supplements business. Gross profit from our nutritional supplements business, principally the private label products, declined by $5.8 million, comparing 2004 to 2003, while its sales increased by $6.3 million. Our private label nutritional supplements business has suffered from excess capacity in the industry which has led to increased price competition.

        Overall gross margin was 39% in 2004, compared to 43% in 2003. The restructuring charge, as discussed above, had the effect of reducing gross margin by 46 basis points in 2004. Gross margin was also adversely impacted in 2004 by the continuing weak U.S. Dollar against the Euro and British Pounds Sterling. Such movements in foreign exchange currencies negatively impacted the gross margin percentage of our products manufactured at our European subsidiaries and sold in U.S. Dollars. This currency impact had the effect of reducing gross margins by 177 basis points, comparing 2004 to 2003. Further, as discussed above, due to competitive pricing in the nutritional supplements business, gross margin from our nutritional supplements sales, principally in our private label products, has declined significantly. Comparing 2004 to 2003, the margin erosion of the nutritional supplements business affected our overall gross margin by 188 basis points. Somewhat offsetting the negative impact on gross margin was the improved gross margin of the rapid diagnostic products of Abbott, as discussed above.

        Gross Profit from Net Product Sales by Business Segment.    Gross profit from net product sales represents total gross profits less gross profit associated with license revenue. Gross profit from total net product sales increased by $20.7 million, or 17%, to $141.8 million in 2004 from $121.1 million in 2003. Gross profit from net product sales by business segment for 2004 and 2003 are as follows:

	2004	2003	% Increase
(in thousands)	(restated)
Consumer diagnostic products	$82,909	$70,910	17%
Vitamins and nutritional supplements	8,775	14,577	(40)%
Professional diagnostic products	50,079	35,562	41%

Total gross profit from net product sales	$141,763	$121,049	17%

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

        The increase in gross profit from our professional diagnostic product sales of $14.5 million, comparing 2004 to 2003, primarily resulted from our acquisitions of the Abbott TestPack and Signify product lines and ABI. The Abbott professional diagnostic products contributed $11.7 million of the increase in gross profit, comparing 2004 to 2003. The acquisition of ABI contributed $4.3 million of the increase in gross profit from our professional diagnostic product sales.

        Gross margin from our professional diagnostic product sales was 39% in 2004, compared to 41% in 2003. The decline in gross margin of our professional diagnostic products primarily resulted from the ABI products which on average have been generating lower margins than our other professional diagnostic products.

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

        Provision for Income Taxes.    Provision for income taxes decreased by $0.6 million, or 21%, to $2.3 million in 2004 from $2.9 million in 2003. The effective tax rate in 2004 was (16)%, compared to 25% in 2003. The decrease in the provision for income taxes from 2003 to 2004 related to the recognition and benefit of certain current year losses and certain deferred tax assets. In 2004, we recognized $0.8 million of benefit from the reduction of the valuation allowance related to net operating loss, or NOL, carryforward of two of our foreign subsidiaries due to our assessment that we would more likely than not realize the benefit of these NOLs. The primary component of the 2004 provision for income taxes related to the recognition of a U.S. deferred tax liability for temporary differences between the book and tax bases of goodwill and certain intangible assets with indefinite lives.

        Net (Loss) Income.    We incurred a net loss of $16.6 million in 2004, while we generated net income of $8.7 million in 2003. After taking into account charges for redemption interest and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had a net loss available to common stockholders of $17.3 million, or $0.87 per basic and diluted common share, in 2004, compared to net income available to common stockholders of $7.7 million, or $0.49 and $0.44 per basic and diluted common share, respectively, in 2003. The net loss in 2004 and net income in 2003 primarily resulted from the various factors as discussed above. See note 11 of our consolidated financial statements included elsewhere in this annual report on Form 10-K for the calculation of net (loss) income per share.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Net Product Sales.    Net product sales increased by $85.0 million, or 42%, to $285.4 million in 2003 from $200.4 million in 2002. Excluding the favorable impact of currency translation, net product sales in 2003 grew by approximately $76.5 million, or 38%, over 2002. The majority of the revenue increase resulted from our acquired businesses: (i) IMN, which we acquired in March 2002, contributed $12.6 million of such increase, (ii) Wampole, which we acquired in September 2002, contributed $31.7 million of such increase, including revenue from certain osteoporosis products acquired as part of our acquisition of Ostex in June 2003, (iii) ABI, which we acquired in August 2003, contributed $9.3 million of such increase, and (iv) the rapid diagnostic business from Abbott, which we acquired in September 2003, contributed $11.2 million of such increase. The remaining increase in net product sales from 2002 to 2003, or $11.7 million, primarily represents organic growth, including the launch of our Clearblue Easy Digital pregnancy test in June 2003, and the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003.

        Net Product Sales by Business Segment.    Net product sales by business segment for 2003 and 2002 are as follows:

	2003	2002	% Increase
(in thousands)	(restated)
Consumer diagnostic products	$127,056	$109,450	16%
Vitamins and nutritional supplements	71,637	57,909	24%
Professional diagnostic products	86,737	33,040	163%

Total net product sales	$285,430	$200,399	42%

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

        The increase of $53.7 million in net product sales from our professional diagnostic products from 2002 to 2003 primarily resulted from our acquisitions of Ostex, Wampole, ABI and the Abbott TestPack, Abbott TestPack and Signify product lines from Abbott. The addition of the Wampole business in September 2002, the Ostex business in June 2003 and the ABI business in August 2003 contributed $2.0 million, $31.7 million and $7.4 million, respectively, of the increase in net product sales from our professional diagnostic products. The products from the Abbott business contributed $8.9 million of the increase. The remaining increase in net product sales from our professional diagnostic products resulted from organic growth.

        Net Product Sales by Geographic Location.    Net product sales by geographic location for 2003 and 2002 are as follows:

	2003	2002	% Increase
(in thousands)	(restated)
United States	$181,026	$106,821	69%
Europe	69,594	67,863	3%
Other	34,810	25,715	35%

Total net product sales	$285,430	$200,399	42%

        The increase of $74.2 million in net product sales in the United States from 2002 to 2003 primarily resulted from our acquisitions of the IMN and Wampole businesses, the products of which are primarily sold in the United States, as discussed above in the comparison of net product sales by business segments. Our acquisition of the Signify product line from Abbott, which is primarily sold in the United States, contributed $4.7 million to the increase in net product sales in the United States. The remaining increase in net product sales in the United States resulted from the organic growth of our business, including the launch of our Clearblue Easy Digital pregnancy test. The increase in net product sales in regions other than United States and Europe from 2002 to 2003 resulted partially from our acquisitions of the Abbott Testpack and Fact plus product lines, Ostex and ABI, which in the aggregate contributed $4.6 million of the $9.1 million increase. In addition, IMN and Wampole recorded higher sales in Canada by $1.6 million due to these businesses being included in our results for the full year in 2003 versus partial year in 2002 since their respective acquisition dates. The remaining increase in regions other than United States and Europe resulted from organic growth of our business.

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

        Gross Profit and Margin.    Gross profit increased by $35.3 million, or 38%, to $127.5 million in 2003 from $92.2 million in 2002. The increase in gross profit primarily resulted from our acquisitions: (i) Wampole contributed $10.9 million of such increase, (ii) ABI contributed $2.4 million of such increase, and (iii) the rapid diagnostic business from Abbott contributed $4.3 million of such increase. The increase of $3.3 million in license revenue from 2002 to 2003, as discussed above, also contributed to the increase in gross profit. The remaining increase in gross profit from 2002 to 2003, or $14.4 million, primarily resulted from organic growth, including the launch of our Clearblue Easy Digital pregnancy test in June 2003, and the commencement of our supply of the digital version of Pfizer's e.p.t pregnancy test in December 2003.

        Overall gross margin was 43% in 2003 compared to 45% in 2002. Gross margin was adversely impacted in 2003 by the continued weakening of the U.S. Dollar against the Euro and British Pound Sterling. Such movements in foreign exchange currencies negatively impacted the gross margin percentage for our products manufactured at our European subsidiaries and sold in U.S. Dollars. This currency impact had the effect of reducing gross margins by 170 basis points from 2002 to 2003. In addition, the decline in overall gross margin from 2002 to 2003 resulted from the Wampole business being included in our 2003 results for the full year, compared to only three months in our 2002 results and the addition of the acquired Abbott products, both of which, on average, have contributed lower gross margins than our other products. The impact of including the Wampole business for the full year and the Abbott business in our 2003 results was a 125 basis points reduction in the overall gross margin. Partially offsetting the negative impact to gross margin due to foreign currency movements and the Wampole and Abbott products were increased license revenue and sales of our Clearblue Easy Digital pregnancy test in 2003, the latter of which, as a state-of-the-art, first-to-market product, generates higher gross profit per unit sold than most of our other consumer diagnostic products.

        Gross Profit from Net Product Sales by Business Segment.    Gross profit from net product sales represents total gross profits less gross profit associated with license revenue. Gross profit from total net product sales increased by $32.4 million, or 37%, to $121.0 million in 2003 from $88.6 million in 2002. Gross profit from net product sales by business segment for 2003 and 2002 are as follows:

	2003	2002	% Increase
(in thousands)	(restated)
Consumer diagnostic products	$70,910	$60,731	17%
Vitamins and nutritional supplements	14,577	12,230	19%
Professional diagnostic products	35,562	15,688	127%

Total gross profit from net product sales	$121,049	$88,649	37%

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

        Provision for Income Tax.    Provision for income taxes decreased by $0.5 million, or 15%, to $2.9 million in 2003 from $3.4 million in 2002. The effective tax rate was 25% in 2003 compared to 18% in 2002. The increase in the effective tax rate from 2002 to 2003 related to the recognition of certain deferred tax liabilities. The deferred tax liabilities relate to the U.S. goodwill and other indefinite-lived intangible assets acquired in the purchases of Wampole and the rapid diagnostics business from Abbott. Of the 2003 provision for income taxes, $1.8 million related to the U.S. goodwill and other indefinite-lived intangible assets and $0.9 million related to the Unipath business. The remaining businesses recorded state or local tax provisions totaling $0.2 million.

        Income (Loss) before Cumulative Effect of a Change in Accounting Principle.    We generated income before cumulative effect of a change in accounting principle in 2003 of $8.7 million while in 2002 we incurred a loss before cumulative effect of a change in accounting principle of $22.6 million. After taking into account charges for dividends, redemption premium and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had income before cumulative effect of a change in accounting principle available to common stockholders of $7.7 million, or $0.49 and $0.44 per basic and diluted common share, respectively, in 2003 and a loss before cumulative effect of a change in accounting principle available to common stockholders of $34.6 million, or $3.48 per basic and diluted common share, in 2002. The addition of Wampole in September 2002 and the rapid diagnostics business from Abbott in September 2003 contributed an incremental income of $1.1 million and $2.9 million, respectively, in 2003 compared to 2002. The remaining income in 2003 and the significant losses in 2002 resulted predominantly from various non-cash, nonrecurring and/or infrequent gains and charges recorded in the respective years as described above. See note 11 of our consolidated financial statements included elsewhere in this annual report on Form 10-K for the calculation of income (loss) per share before cumulative effect of a change in accounting principle.

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

        Net Income (Loss).    We generated net income in 2003 of $8.7 million while in 2002 we incurred a net loss of $34.8 million. After taking into account charges for dividends, redemption premium and amortization of a beneficial conversion feature related to our Series A redeemable convertible preferred stock, we had net income available to common stockholders of $7.7 million, or $0.49 and $0.44 per basic and diluted common share, respectively, in 2003 and a net loss available to common stockholders of $46.7 million, or $4.70 per basic and diluted common share, in 2002. The addition of Wampole in September 2002 and the rapid diagnostics business from Abbott in September 2003 contributed incremental income of $1.1 million and $2.9 million, respectively, in 2003 compared to 2002. The remaining income in 2003 and the significant losses in 2002 resulted predominantly from various non-cash, nonrecurring and/or infrequent gains and charges as described above. See note 11 of our consolidated financial statements included elsewhere in this annual report on Form 10-K for the calculation of net income (loss) per share.

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

Changes in Cash Position

        As of December 31, 2004, we had cash and cash equivalents of $16.8 million, a $7.9 million decrease, or 32%, from December 31, 2003. Since our split-off from our former parent company in November 2001, we have funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. During 2004, we generated cash of $8.3 million from our operating activities, which resulted from income, adjusted for non-cash items, of $12.8 million, offset by a net working capital increase, excluding the change in cash balance, of $4.5 million. The increase in working capital primarily resulted from a significant increase in inventories and an increase in our accounts receivable balance. Inventory increased due to the transition of the manufacturing of the Signify product line we acquired from Abbott in September 2003 from a third party manufacturer to our own facilities and a build-up of inventory in the professional diagnostics business to support our distribution agreements entered into in 2004. Our accounts receivable balance increased due to increase in sales. Our non-equity financing activities, primarily the issuance of $150 million in bonds in February 2004, net of repayments of borrowings under our primary senior credit facility and certain subordinated notes and bond origination costs, provided us with cash of $15.2 million during 2004. In addition, we received $1.9 million in proceeds from the exercises of common stock options during 2004.

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

Income Taxes

        As of December 31, 2004, we had approximately $108.7 million and $25.9 million of domestic and foreign net operating loss, or NOL, carryforwards, respectively, which either expire on various dates through 2024 or can be carried forward indefinitely. These losses are available to reduce federal and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic operating loss carryforward amount at December 31, 2004 included approximately $48.5 million of pre-acquisition losses at IMN, Ostex and ADC. The future benefit of these losses will be applied first to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisitions, prior to reducing our income tax expense. Also included in our domestic NOL carryforwards at December 31, 2004 was approximately $1.8 million resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax. Furthermore, all domestic losses are subject to the Internal Revenue Service Code Section 382 limitation and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long term tax exempt rate. We have recorded a valuation allowance against a portion of the deferred tax assets related to our net operating losses and certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets, as these assets can only be realized via profitable operations.

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

Valuation of Inventories

        We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers' demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers' demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $61.2 million and $48.0 million, net of a provision for excess and obsolete inventory of $4.1 million and $2.1 million, as of December 31, 2004 and 2003, respectively.

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

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $81.6 million as of December 31, 2004 due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our U.S. businesses and certain foreign net operating losses and tax credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.

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

Certain Factors Affecting Future Results

        The risks described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to any investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2 and 58 of this report.

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

        Gross margins of products we manufacture at our European plants and sell in U.S. dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 38.8% in 2004. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2004, our gross margin on total net product sales would have been 39.0%, 39.6% and 40.4%, respectively.

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

        We restated our previously issued consolidated financial statements as of and for the years ended December 31, 2003 and for the first three quarters of 2004 to correct an error in the calculation of the provisions for income taxes and the related deferred tax accounts. We should have reported gross, certain deferred tax liabilities associated with temporary differences related to differing tax and book bases of goodwill and other intangible assets. As a result, we have recorded an additional valuation allowance against the deferred tax assets associated with certain net operating loss carry forwards. The correction of this error resulted in incremental non-cash provisions of income taxes in the amount of $0.4 million in each of the first three quarters of 2003 and $0.7 million in the fourth quarter of 2003 and in each of the first three quarters of 2004. In addition, we revised our purchase price allocation in connection with our acquisition of the Abbott business on September 30, 2003 to attribute $5.7 million to customer related intangible assets acquired in the acquisition. We have also recorded and commenced to amortize as of the date of the acquisition $11.3 million of other assets acquired from Abbott, the amortization of which was insignificant to our financial results. Goodwill generated in connection with the acquisition of the Abbott business was reduced by these amounts. The impact of this revision of the purchase price allocation was to increase amortization expense by $0.9 million in the fourth quarter of 2003 and in each of the first three quarters of 2004. The restatements as a result of the error in the calculation of the provision for income taxes and related deferred tax accounts and the revision of the purchase price allocation in connection with the acquisition of the Abbott business and the resultant incremental amortization were reported in our consolidated financial statements included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2005 and are reflected in the amounts indicated below as "as reported" or the consolidated financial statements referred to below as "previously issued."

        As discussed on pages 18-19 of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2(r) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A, we have also restated our previously issued consolidated financial statements as of and for the years ended December 31, 2004 and 2003 to correct errors under GAAP relating to the recognition of revenue. We determined that certain customers of one of our diagnostics divisions were provided return or exchange rights in connection with the sale of certain products for which reliable estimates of return or exchange had not been made, as a result of which the revenue associated with those sales should not have been recognized upon shipment to the customers under GAAP. As a result, we recorded $4.5 million in net revenue reversal with a $3.4 million gross profit and corresponding net loss impact spread over each of the quarters of 2004 and 2003.

        The following presents selected quarterly financial data for each of the quarters in the years ended December 31, 2004 and 2003 with comparisons of restated amounts to previously reported amounts.

	2004
	First Quarter(2)		Second Quarter(3)		Third Quarter(4)		Fourth Quarter(5)
	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported
	(in thousands, except per share data)
Net revenue	$91,108	$90,701	$89,143	$88,727	$96,677	$97,505	$97,063	$99,977
Gross profit	37,197	36,909	35,328	35,004	37,716	38,334	36,763	39,115
Net loss	(3,383)	(3,671)	(6,733)	(7,057)	(2,880)	(2,262)	(3,600)	(1,248)
Net loss available to common stockholders—basic and diluted(1)	(4,132)	(4,420)	(6,733)	(7,057)	(2,880)	(2,262)	(3,600)	(1,248)
Net loss per common share—basic and diluted(1)	$(0.22)	$(0.23)	$(0.34)	$(0.36)	$(0.14)	$(0.11)	$(0.18)	$(0.06)
	2003
	First Quarter		Second Quarter(6)		Third Quarter(7)		Fourth Quarter(8)
	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported
	(in thousands, except per share data)
Net revenue	$64,154	$65,102	$65,165	$65,717	$72,295	$72,393	$93,544	$93,500
Gross profit	29,331	29,830	28,377	28,674	31,308	31,491	38,501	38,546
Net income	1,470	1,912	4,958	5,221	1,119	1,281	1,106	1,146
Net income available to common stockholders(1):
Basic	1,297	1,739	4,817	5,080	976	1,138	605	645
Diluted	1,297	1,739	4,966	5,229	976	1,138	605	645
Net income per common share(1):
Basic	$0.09	$0.13	$0.34	$0.36	$0.06	$0.07	$0.03	$0.03
Diluted	$0.08	$0.11	$0.30	$0.31	$0.05	$0.06	$0.03	$0.03

(1)
Net (loss) income available to common stockholders and basic and diluted net (loss) income per common share are computed as consistent with the annual per share calculations described in notes 2(k) and 11 of our consolidated financial statements included elsewhere in this annual report on Form 10-K/A.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

        On June 28, 2005, we announced that certain of our previously issued financial statements must be restated because they contain errors under GAAP relating to the recognition of revenue at one of our diagnostic divisions. We determined that certain customers of this division were provided previously unidentified return or exchange rights in connection with the sale of certain products for which reliable estimates of return or exchange had not been made, as a result of which the revenue associated with those sales should not have been recognized upon shipment to the customers under GAAP. As a result, we determined that we needed to restate our financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, for each of the quarters in fiscal 2004 and 2003 and for the quarter ended March 31, 2005. For a more detailed discussion regarding the restatements, see Note 2(r) to our consolidated financial statements included herein.

Management's conclusions regarding the effectiveness of our disclosure controls and procedures (as revised)

        Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our company's disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K/A. As part of its evaluation management considered the facts and circumstances relating to the restatement discussed above and determined that there existed at the affected diagnostic division material weaknesses in internal control over financial reporting, as discussed in more detail below. Based on this evaluation, our management, including the CEO and CFO, concluded that our company's disclosure controls and procedures were not operating effectively as of December 31, 2004 due to the material weaknesses which resulted in the restatement of our previously issued financial statements as discussed above.

Management's Annual Report on Internal Control over Financial Reporting (as revised)

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

        In performing this assessment, management considered the impact of: (1) its February 8, 2005 decision to restate certain previously issued financial statements in order to revise the purchase price allocation performed in connection with our acquisition of the Abbott rapid diagnostics business on September 30, 2003 to attribute value to customer related intangible assets acquired in the acquisition; (2) its December 2, 2004 decision to restate certain previously issued financial statements in order to correct an error in the application of GAAP related to the calculation of its provision for income taxes and the related deferred taxes; and (3) its June 28, 2005 decision to restate certain previously issued financial statements as a result of errors under GAAP relating to the recognition of revenue at one of our diagnostic divisions. The Public Company Accounting Oversight Board's Auditing Standard No. 2 identifies a number of circumstances that are to be regarded as at least significant deficiencies and as strong indicators that a material weakness in internal control over financial reporting exists, including the restatement of previously issued financial statements to reflect the correction of a misstatement. Based on this guidance, management has concluded that, as a result of our need to restate previously issued financial statements as described above, a material weakness existed in our internal control over financial reporting as of December 31, 2004 and, to this extent, our internal control over financial reporting was not effective as of such date.

        With respect to the material weaknesses which resulted in the restatements announced on February 8, 2005 and December 2, 2004, management believes that it has remediated such material weaknesses in internal control over financial reporting by implementing the following policies and procedures:

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

        With respect to the material weaknesses which resulted in the restatement announced on June 28, 2005, management determined that such material weaknesses resulted from weaknesses in the design of controls established to ensure that any modifications to material financial terms and conditions of sales contracts come to the attention of management responsible for financial reporting in a timely manner and were properly accounted for. As a result of the investigation conducted in connection with this restatement, special counsel to the Audit Committee of our Board of Directors has made certain recommendations to the Audit Committee regarding proposed enhancements to the design of our internal controls. The Audit Committee and management have approved these proposals and we intend to make changes to our internal control over financial reporting in the near future in order to remediate the material weakness which resulted in the restatement announced on June 28, 2005.

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

    In addition to the above two material weaknesses, as part of its June 28, 2005 decision to restate its 2004 and 2003 consolidated financial statements, the Company identified another material weakness in its internal controls related to the application of accounting principles generally accepted in the United States of America in connection with unidentified return or exchange rights in connection with the sale of certain products for which reliable estimates of return or exchange had not been made, as a result of which the revenue associated with those sales should not have been recognized under accounting principles generally accepted in the United States of America.

    This material weakness resulted in a restatement of the Company's previously issued annual financial statements for the years ended December 31, 2004 and 2003, as described more fully in Note 2(r) to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 and 2003 consolidated financial statements (as restated) of the Company and this report does not affect our report on those financial statements dated March 14, 2005, except for the restatement discussed in Note 2(r), as to which the date is August 26, 2005, the effect of which has been reflected throughout the financial statements and notes thereto.

        In our opinion, management's assessment that Inverness Medical Innovations, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Inverness Medical Innovations, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

BDO Seidman, LLP

Boston, MA
March 14, 2005 (except with respect to the effects of the material weakness identified on June 28, 2005 as described above, and which resulted in a restatement of the Company's consolidated financial statement as discussed in Note 2(r) as to which the date is August 26, 2005)

Changes in internal control over financial reporting

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

10.34
Second Amended and Restated Credit Agreement, dated as of September 30, 2003, by and among Inverness Medical Innovations, Inc., Wampole Laboratories, Inc., Inverness Medical (UK) Holdings Limited, the other Credit Parties Signatory thereto, the lenders signatory thereto from time to time, General Electric Capital Corporation, as administrative agent for lenders, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as co-syndication agent, UBS AG, Stamford Branch, as co-syndication agent, and GECC Capital Markets Group, Inc. and ML Capital, as co-lead arrangers (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q dated November 14, 2003)
10.34
First Amendment and Consent to Second Amended and Restated Credit Agreement, dated as of November 17, 2003, by and among General Electric Capital Corporation, as agent and lender, Inverness Medical Innovations, Inc., Wampole Laboratories, Inc. and Inverness Medical (UK) Holdings Limited, as borrowers, the other credit parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent and co-syndication agent, UBS Securities LLC, as co-syndication agent, and the lenders signatory thereto from time to time (incorporated by reference to Exhibit 10.41 to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004)
10.36
Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 31, 2003, by and among General Electric Capital Corporation, as agent and lender, Inverness Medical Innovations, Inc., Wampole Laboratories, Inc. and Inverness Medical (UK) Holdings Limited, as borrowers, the other credit parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent and co-syndication agent, UBS Securities LLC, as co-syndication agent, and the lenders signatory thereto from time to time (incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004)
10.37
Third Amendment and Consent to Second Amended and Restated Credit Agreement and Consent to Intercreditor Agreement, dated as of January 20, 2004, by and among Inverness Medical Innovations, Inc., Wampole Laboratories, LLC., Inverness Medical (UK) Holdings Limited, the other Credit Parties signatory thereto, the Lenders signatory thereto from time to time, General Electric Capital Corporation, as administrative agent for Lender, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent and co-syndication agent, and UBS Securities, LLC, as co-syndication agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, as amended, for the period ended March 31, 2004)
10.38
Fourth Amendment to Second Amended and Restated Credit Agreement and Amendment to Loan Documents, dated as of February 5, 2004 by and among Inverness Medical Innovations, Inc., Wampole Laboratories, LLC, Inverness Medical (UK) Holdings Limited, the other Credit Parties signatory thereto, the Lenders signatory thereto from time to time, General Electric Capital Corporation, as administrative agent for Lenders, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent and co-syndication agent, and UBS Securities, LLC, as co-syndication agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, as amended, for the period ended March 31, 2004)

10.39
Fifth Amendment and Consent to Second Amended and Restated Credit Agreement and Amendment to Post-Closing Letter, dated as of April 28, 2004 by and among Inverness Medical Innovations, Inc., Wampole Laboratories, LLC, Inverness Medical (UK) Holdings Limited, the other Credit Parties signatory thereto, the Lenders signatory thereto from time to time, General Electric Capital Corporation, as administrative agent for Lenders, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent and co-syndication agent, and UBS Securities, LLC, as co-syndication agent (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, as amended, for the period ended March 31, 2004)
10.40
Sixth Amendment and Consent to Second Amended and Restated Credit Agreement, dated as of June 1, 2004, by and among General Electric Capital Corporation, as Agent and lender, Inverness Medical Innovations, Inc., Wampole Laboratories, LLC, Inverness Medical (UK) Holdings Limited, the other Credit Parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, co-syndication agent and Lender, UBS Securities, LLC, as co-syndication agent and lender, and the lenders signatory thereto from time to time. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, as amended, for the period ended June 30, 2004)
10.41
Seventh Amendment and Consent to Second Amended and Restated Credit Agreement, dated as of July 27, 2004 by and among General Electric Capital Corporation, as Agent and lender, Inverness Medical Innovations, Inc., Wampole Laboratories, LLC, Inverness Medical (UK) Holdings Limited, the other Credit Parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, co-syndication agent and Lender, UBS Securities, LLC, as co-syndication agent and lender, and the lenders signatory thereto from time to time. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, as amended, for the period ended June 30, 2004)
*10.42
Eighth Amendment and Consent to Second Amended and Restated Credit Agreement, dated as of December 20, 2004 by and among General Electric Capital Corporation, as Agent and lender, Inverness Medical Innovations, Inc., Wampole Laboratories, LLC, Inverness Medical (UK) Holdings Limited, the other Credit Parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, co-syndication agent and Lender, UBS Securities, LLC, as co-syndication agent and lender, and the lenders signatory thereto from time to time.
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
Previously filed.

**
Filed herewith.

+
We have omitted portions of this exhibit which have been granted confidential treatment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: August 26, 2005	By:	/s/ RON ZWANZIGER Ron Zwanziger Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON ZWANZIGER Ron Zwanziger	Chief Executive Officer, President and Director (Principal Executive Officer)	August 26, 2005
/s/ CHRISTOPHER J. LINDOP Christopher J. Lindop	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 26, 2005
/s/ ROBERT P. KHEDERIAN Robert P. Khederian	Director	August 26, 2005
/s/ JOHN F. LEVY John F. Levy	Director	August 26, 2005
/s/ JERRY MCALEER Jerry McAleer	Director	August 26, 2005
/s/ JOHN A. QUELCH John A. Quelch	Director	August 26, 2005
/s/ DAVID SCOTT David Scott	Director	August 26, 2005
/s/ PETER TOWNSEND Peter Townsend	Director	August 26, 2005
/s/ ALFRED M. ZEIEN Alfred M. Zeien	Director	August 26, 2005

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

        As discussed in Note 2(r) of the consolidated financial statements, the Company has restated its financial statements as of and for the years ended December 31, 2004 and 2003 to account properly for previously unidentified return or exchange rights in connection with the sale of certain products for which reliable estimates of return or exchange had not been made, as a result of which the revenue associated with those sales should not have been recognized upon shipment.

        In 2002, the Company adopted the accounting required pursuant to Statement of Financial Accounting Standards ("SFAS") SFAS No. 142, Goodwill and Other Intangible Assets. The 2001 consolidated financial statements were adjusted to disclose the effect of adjusting the statement of operations to exclude goodwill amortization for 2001, as required by SFAS No. 142.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our report dated March 14, 2005, except with respect to the effect of the material weakness identified on June 28, 2005 as described in that report which resulted in a restatement of the Company's consolidated financial statements as discussed in Note 2(r) as to which the date is August 26, 2005, expressed an unqualified opinion on management's assessment on the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of a material weakness.

BDO Seidman, LLP

Boston, Massachusetts
March 14, 2005 (except for the restatement discussed on Note 2(r), as to which the date is August 26, 2005, the effect of which has been reflected throughout the financial statements and notes thereto)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	2004	2003	2002
	(restated)	(restated)	(restated)
Net product sales	$365,432	$285,430	$200,399
License revenue	8,559	9,728	6,405

Net Revenue	373,991	295,158	206,804
Cost of sales	226,987	167,641	114,653

Gross profit	147,004	127,517	92,151

Operating expenses:
Research and development	31,954	24,280	14,471
Sales and marketing	57,957	52,504	39,544
General and administrative	52,707	35,452	28,066
Charge related to asset impairment (Note 5)	—	—	12,682
Stock-based compensation (1) (Note 12(c))	—	447	10,625

Total operating expenses	142,618	112,683	105,388

Operating income (loss)	4,386	14,834	(13,237)
Interest expense, including amortization of discounts (Note 6)	(22,114)	(9,711)	(15,069)
Other income, net	3,407	6,441	9,114

(Loss) income before income taxes	(14,321)	11,564	(19,192)
Provision for income taxes	2,275	2,911	3,443

(Loss) income before cumulative effect of a change in accounting principle	(16,596)	8,653	(22,635)
Cumulative effect of a change in accounting principle (Note 5)	—	—	(12,148)

Net (loss) income	$(16,596)	$8,653	$(34,783)

(Loss) income available to common stockholders—basic and diluted (Note 11):
(Loss) income before cumulative effect of a change in accounting principle	$(17,345)	$7,695	$(34,583)

Net (loss) income	$(17,345)	$7,695	$(46,731)

(Loss) income per common share—basic (Notes 2(k) and 11):
(Loss) income before cumulative effect of a change in accounting principle	$(0.87)	$0.49	$(3.48)

Net (loss) income	$(0.87)	$0.49	$(4.70)

(Loss) income per common share—diluted (Notes 2(k) and 11):
(Loss) income before cumulative effect of a change in accounting principle	$(0.87)	$0.44	$(3.48)

Net (loss) income	$(0.87)	$0.44	$(4.70)

Weighted average shares—basic	19,969	15,711	9,940

Weighted average shares—diluted	19,969	17,490	9,940

(1)
Stock-based compensation expense by statement of operations classifications is as follows:
Research and development	$—	$87	$37
Sales and marketing	—	—	26
General and administrative	—	360	10,562

Total stock-based compensation	$—	$447	$10,625

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2004	2003
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$16,756	$24,622
Accounts receivable, net of allowances of $9,359 and $7,492 at December 31, 2004 and 2003, respectively	61,347	55,418
Inventories	61,234	47,953
Deferred tax assets	2,819	1,178
Prepaid expenses and other current assets	9,601	10,599

Total current assets	151,757	139,770
Property, plant and equipment, net	66,780	57,773
Goodwill	221,155	216,733
Other intangible assets with indefinite lives	50,542	46,719
Core technology and patents, net	40,327	37,942
Other intangible assets, net	27,680	32,679
Deferred financing costs, net, and other non-current assets	9,156	7,457
Deferred tax assets	872	1,456

Total assets	$568,269	$540,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$88	$14,055
Current portion of capital lease obligations	467	457
Accounts payable	32,345	38,006
Accrued expenses and other current liabilities	56,242	42,559

Total current liabilities	89,142	95,077

Long-term liabilities:
Long-term debt, net of current portion	189,268	159,838
Capital lease obligations, net of current portion	1,401	1,831
Deferred tax liabilities	12,596	9,118
Other long-term liabilities	4,446	3,307

Total long-term liabilities	207,711	174,094

Commitments and contingencies (Notes 8 and 10)
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized—2,667 shares
Issued—2,527 shares at December 31, 2004 and 2003
Outstanding—none at December 31, 2004 and 208 shares at December 31, 2003	—	6,185

Stockholders' equity:
Preferred stock, $0.001 par value:
Authorized—2,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized—50,000 shares
Issued and outstanding—20,711 shares at December 31, 2004 and 19,640 shares at December 31, 2003	21	20
Additional paid-in capital	359,582	341,703
Notes receivable from stockholders	(14,691)	(14,691)
Accumulated deficit	(91,017)	(73,672)
Accumulated other comprehensive income	17,521	11,813

Total stockholders' equity	271,416	265,173

Total liabilities and stockholders' equity	$568,269	$540,529

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Continued)
(in thousands, except per share amounts)

	Common Stock
				Notes Receivable from Stockholders			Accumulated Other Comprehensive Income
	Number of Shares	$0.001 Par Value	Additional Paid-in Capital		Deferred Compensation	Accumulated Deficit		Total Stockholders' Equity	Comprehensive Income (Loss)
						(restated)	(restated)	(restated)	(restated)
BALANCE, DECEMBER 31, 2002	14,907	$15	$251,457	$(14,691)	$(48)	$(81,368)	$6,484	$161,849
Issuance of common stock in connection with acquisitions and purchase of intellectual property, net of issuance costs of $50	4,068	4	80,220	—	—	—	—	80,224	$—
Exercise of common stock options and warrants	435	1	4,051	—	—	—	—	4,052	—
Conversion of series A redeemable convertible preferred stock to common stock (Note 12(b))	230	—	3,824	—	—	(362)	—	3,462	—
Dividends related to series A redeemable convertible preferred stock (Note 12(b))	—	—	—	—	—	(33)	—	(33)	—
Redemption interest and amortization of beneficial conversion feature related to series A redeemable convertible preferred stock (Note 12(b))	—	—	—	—	—	(562)	—	(562)	—
Fair value of assumed and fully-vested stock options and warrants related to acquisition of Ostex International, Inc. (Note 4(d))	—	—	1,752	—	—	—	—	1,752	—
Stock-based compensation related to grants of common stock options	—	—	399	—	—	—	—	399	—
Amortization of deferred compensation	—	—	—	—	48	—	—	48	—
Other (Note 13)	—	—	—	—	—	—	136	136	136
Pension liability adjustment (Note 8(b))	—	—	—	—	—	—	(434)	(434)	(434)
Changes in cumulative translation adjustment	—	—	—	—	—	—	5,627	5,627	5,627
Net income	—	—	—	—	—	8,653	—	8,653	8,653

Total comprehensive income									$13,982

BALANCE, DECEMBER 31, 2003	19,640	$20	$341,703	$(14,691)	$—	$(73,672)	$11,813	$265,173

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Continued)
(in thousands, except per share amounts)

	Common Stock
				Notes Receivable from Stockholders		Accumulated Other Comprehensive Income
	Number of Shares	$0.001 Par Value	Additional Paid-in Capital		Accumulated Deficit		Total Stockholders' Equity	Comprehensive Income (Loss)
					(restated)	(restated)	(restated)	(restated)
BALANCE, DECEMBER 31, 2003	19,640	$20	$341,703	$(14,691)	$(73,672)	$11,813	$265,173
Issuance of common stock in connection with acquisitions, net of issuance costs of $88	156	—	2,914	—	—	—	2,914	$—
Exercise of common stock options and warrants	153	—	1,998	—	—	—	1,998	—
Conversion of series A redeemable convertible preferred stock to common stock (Note 12(b))	416	1	6,933	—	(739)	—	6,195	—
Redemption interest related to series A redeemable convertible preferred stock (Note 12(b))	—	—	—	—	(10)	—	(10)	—
Conversion of convertible subordinated promissory notes to common stock (Note 6(d))	346	—	6,034	—	—	—	6,034	—
Other (Note 13)	—	—	—	—	—	33	33	33
Pension liability adjustment (Note 8(b))	—	—	—	—	—	434	434	434
Changes in cumulative translation adjustment	—	—	—	—	—	5,241	5,241	5,241
Net loss	—	—	—	—	(16,596)	—	(16,596)	(16,596)

Total comprehensive loss								$(10,888)

BALANCE, DECEMBER 31, 2004	20,711	$21	$359,582	$(14,691)	$(91,017)	$17,521	$271,416

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2004	2003	2002
	(restated)	(restated)	(restated)
Cash Flows from Operating Activities:
Net (loss) income	$(16,596)	$8,653	$(34,783)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Interest expense related to amortization of noncash original issue discount, noncash beneficial conversion feature and deferred financing costs	4,929	1,565	7,499
Noncash (income) expense related to interest rate swap agreement	(695)	(528)	1,223
Noncash stock-based compensation expense	—	447	10,625
Noncash value on settlement of litigation	(495)	—	—
Noncash beneficial conversion feature related to early extinguishment of convertible debt	—	—	(9,600)
Noncash charge related to asset impairment and cumulative effect of a change in accounting principle	—	—	24,830
Depreciation and amortization	23,500	16,435	10,308
Deferred income taxes	2,232	812	786
Other noncash items	(36)	—	354
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(4,095)	(9,592)	1,227
Inventories	(11,073)	(2,584)	(2,090)
Prepaid expenses and other current assets	2,116	(4,102)	468
Accounts payable	(6,897)	6,715	8,847
Accrued expenses and other current liabilities	15,049	(8,020)	(10,558)
Other non-current liabilities	356	—	—

Net cash provided by operating activities	8,295	9,801	9,136

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(20,389)	(11,135)	(6,077)
Proceeds from sale of property, plant and equipment	385	152	1,545
Cash paid for purchase of assets from Abbott Laboratories	(1,634)	(55,947)	—
Cash paid for purchase of Applied Biotech, Inc., net of cash acquired	(530)	(14,042)	—
Cash paid for purchase of Ostex International, Inc., net of cash acquired	(1,415)	(1,903)	—
Cash paid for purchase of the Wampole Division of MedPointe Inc.	—	(1,460)	(70,608)
Cash paid for purchase of IVC Industries, Inc., net of cash acquired	(256)	(535)	(7,112)
Cash paid for purchase of Unipath business, net of cash acquired	(50)	(649)	(2,832)
Cash paid for purchase of other businesses and intellectual property	(8,524)	(4,007)	—
Loan to Ostex International, Inc.	—	—	(1,000)
(Increase) decrease in other assets	(1,889)	396	(560)

Net cash used in investing activities	(34,302)	(89,130)	(86,644)

Cash Flows from Financing Activities:
Cash paid for financing costs	(5,671)	(4,533)	(3,975)
Proceeds from issuance of common stock, net of issuance costs	1,905	4,003	35,322
Proceeds from issuance of preferred stock, net of issuance costs	—	—	20,567
Net (repayment) proceeds under revolving line of credit	(30,830)	19,331	2,649
Proceeds from issuance of senior subordinated notes	150,000	—	—
Proceeds from borrowings under notes payable	—	57,621	84,421
Repayments of notes payable	(97,830)	(5,785)	(82,240)
Principal payments of capital lease obligations	(477)	(651)	(494)

Net cash provided by financing activities	17,097	69,986	56,250

Foreign exchange effect on cash and cash equivalents	1,044	3,297	(98)

Net decrease in cash and cash equivalents	(7,866)	(6,046)	(21,356)
Cash and cash equivalents, beginning of year	24,622	30,668	52,024

Cash and cash equivalents, end of year	$16,756	$24,622	$30,668

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

  (i) Revenue Recognition

        The majority of our revenues are derived from product sales. We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collection is reasonably assured. We recognize revenue upon title transfer of the products to third-party customers, less a reserve for estimated product returns and allowances. Certain sale arrangements require us to accept product returns. When a right of return exists, we record revenue when the right of return is no longer applicable. In connection with the acquisition of the Abbott business in September 2003 (Note 4 (b)), we entered into a transition services agreement with Abbott, whereby Abbott would continue to distribute the acquired products sold under the TestPack brand for a period of up to 18 months. During the transition period, we recognize revenue on sales of the TestPack products when title transfers from Abbott to third-party customers.

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

	2004	2003	2002
	(restated)	(restated)	(restated)
	(in thousands, except per share amounts)
Net (loss) income—as reported	$(16,596)	$8,653	$(34,783)
Stock-based employee compensation—as reported (a)	—	397	10,268
Pro forma stock-based employee compensation	(5,675)	(6,161)	(18,920)

Net (loss) income—pro forma	$(22,271)	$2,889	$(43,435)

(Loss) income per common share—basic
Net (loss) income—as reported	$(0.87)	$0.49	$(4.70)
Stock-based employee compensation—as reported	—	0.02	1.03
Pro forma stock-based employee compensation	(0.28)	(0.39)	(1.90)

Net (loss) income per share—pro forma	$(1.15)	$0.12	$(5.57)

(Loss) income per common share—diluted
Net (loss) income—as reported	$(0.87)	$0.44	$(4.70)
Stock-based employee compensation—as reported	—	0.02	1.03
Pro forma stock-based employee compensation	(0.28)	(0.35)	(1.90)

Net (loss) income per share—pro forma	$(1.15)	$0.11	$(5.57)

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

  (r) Restatement of 2004 and 2003 Financial Statements

        We have restated our previously issued consolidated financial statements as of and for the years ended December 31, 2004 and 2003 to correct errors under GAAP relating to the recognition of revenue. We determined that certain customers of one of our diagnostics divisions were provided return or exchange rights in connection with the sale of certain products for which reliable estimates of return or exchange had not been made, as a result of which the revenue associated with those sales should not have been recognized upon shipment to the customers under GAAP. As a result, we recorded $4.5 million in net revenue reversal with a $3.4 million gross profit and corresponding net loss impact spread over the quarters of 2004 and 2003. The restatements as a result of the errors relating to the recognition of revenue are reflected in the amounts below as "as restated on August 26, 2005."

        The following lists the accounts in the consolidated financial statements that were affected by the aforementioned restatements, with comparisons of the restated amounts to the originally reported amounts and the effect of such restatements on (loss) income before cumulative effect of a change in accounting principle, net (loss) income and (loss) income per share. All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes hereto.

	2004
	As restated on August 26, 2005	As originally reported
	(in thousands, except per share amounts)
Net product sales	$365,432	$368,351
Cost of sales	226,987	227,548
Loss before cumulative effect of a change in accounting principle	(16,596)	(14,238)
Net loss	(16,596)	(14,238)
Loss per common share—basic:
Loss before cumulative effect of a change in accounting principle	$(0.87)	$(0.75)
Net Loss	$(0.87)	$(0.75)
Loss per common share—diluted:
Loss before cumulative effect of a change in accounting principle	$(0.87)	$(0.75)
Net loss	$(0.87)	$(0.75)
	December 31, 2004
	As restated on August 26, 2005	As originally reported
	(in thousands)
Inventories	$61,234	$60,145
Accrued expenses and other current liabilities	56,242	51,886
Accumulated deficit	(91,017)	(87,752)
	2003
	As restated on August 26, 2005	As restated on February 10, 2005	As restated on April 19, 2004	As originally reported
	(in thousands, except per share amounts)
Net product sales	$285,430	*	$286,984	$286,689
Cost of sales	167,641	$168,171	*	168,120
Sales and marketing	*	52,504	*	51,705
Provision for income taxes	2,911	3,028	*	1,169
Income before cumulative effect of change in accounting principle	8,653	9,560	12,269	11,974
Net income	8,653	9,560	12,269	11,974
Income per common share—basic:
Income before cumulative effect of change in accounting principle	$0.49	$0.55	$0.72	$0.70
Net income	$0.49	$0.55	$0.72	$0.70
Income per common share—diluted:
Income before cumulative effect of change in accounting principle	$0.44	$0.49	$0.64	$0.63
Net income	$0.44	$0.49	$0.64	$0.63

*
This amount or balance had not been restated on that date.

	December 31, 2003
	As restated on August 26, 2005	As restated on February 10, 2005	As restated on April 19, 2004	As originally reported
	(in thousands)
Inventories	$47,953	$47,423	*	$47,043
Property, plant and equipment, net	*	57,773	*	56,999
Goodwill	*	216,733	*	233,792
Other intangible assets with indefinite lives	*	46,719	*	38,119
Core technology and patents, net	*	37,942	*	36,423
Other intangible assets, net	*	32,679	*	27,743
Deferred tax assets, non-current	*	1,456	*	4,075
Accrued expenses and other current liabilities	42,559	*	*	41,122
Accumulated deficit	(73,672)	(72,765)	$(69,296)	(66,703)
Accumulated other comprehensive income	*	*	11,813	9,220

*
This amount or balance had not been restated on that date.

	2002
	As restated on February 10, 2005	As restated on April 19, 2004	As originally reported
	(in thousands, except per share amounts)
Net product sales	*	$200,399	$201,641
Cost of sales	*	114,653	115,600
Other income, net	*	9,114	11,707
Provision for income taxes	$3,443	*	2,683
Loss before cumulative effect of change in accounting principle	(22,635)	(21,875)	(18,987)
Net loss	(34,783)	(34,023)	(31,135)
Loss per common share—basic:
Loss before cumulative effect of change in accounting principle	$(3.48)	$(3.40)	$(3.11)
Net loss	$(4.70)	$(4.62)	$(4.33)
Loss per common share—diluted:
Loss before cumulative effect of change in accounting principle	$(3.48)	$(3.40)	$(3.11)
Net loss	$(4.70)	$(4.62)	$(4.33)

*
This amount or balance had not been restated on that date.

(3) Other Balance Sheet Information

        Components of selected captions in the consolidated balance sheets consist of:

	December 31,
	2004	2003
	(restated)
	(in thousands)
Inventories:
Raw materials	$23,434	$19,986
Work-in-process	14,956	12,631
Finished goods	22,844	15,336

	$61,234	$47,953

Property, plant and equipment:
Machinery, laboratory equipment and tooling	$67,650	$52,202
Land and buildings	9,053	8,919
Leasehold improvements	12,037	8,349
Computer software and equipment	7,358	5,505
Furniture and fixtures	2,992	2,714

	99,090	77,689
Less—Accumulated depreciation and amortization	32,310	19,916

	$66,780	$57,773

Accrued expenses and other current liabilities:
Compensation and compensation-related	$11,121	$10,259
Advertising and marketing	9,036	9,146
Professional fees	5,615	6,518
Interest payable	5,631	956
Royalty obligations	5,342	4,810
Other	19,497	10,870

	$56,242	$42,559

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

2003
(unaudited and restated) (in thousands)
Pro forma net revenue	$355,139
Pro forma net income	5,406
Pro forma net income available to common stockholders — basic and diluted (1)	4,448
Pro forma net income per common share (1):
Basic	$0.24
Diluted	$0.22

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

(11) (Loss) Income per Share

        The following table sets forth the computation of basic and diluted (loss) income per share:

	2004	2003	2002
	(restated)	(restated)	(restated)
	(in thousands, except per share amounts)
Numerator:
(Loss) income before cumulative effect of a change in accounting principle	$(16,596)	$8,653	$(22,635)
Dividends, redemption interest and amortization of beneficial conversion feature related to Series A Preferred Stock (Note 12(b))	(749)	(958)	(11,948)

(Loss) income before cumulative effect of a change in accounting principle available to common stockholders—basic and diluted	(17,345)	7,695	(34,583)
Cumulative effect of a change in accounting principle	—	—	(12,148)

Net (loss) income available to common stockholders—basic and diluted	$(17,345)	$7,695	$(46,731)

Denominator:
Denominator for basic (loss) income per share—weighted average shares	19,969	15,711	9,940
Effect of dilutive securities:
Employee stock options	—	635	—
Warrants	—	213	—
Restricted stock and escrow shares	—	931	—

Potential dilutive common shares	—	1,779	—

Denominator for dilutive (loss) income per share — adjusted weighted average shares and assumed conversions	19,969	17,490	9,940

(Loss) income per share — basic:
(Loss) income before cumulative effect of a change in accounting principle	$(0.87)	$0.49	$(3.48)
Cumulative effect of a change in accounting principle	—	—	(1.22)

Net (loss) income	$(0.87)	$0.49	$(4.70)

(Loss) income per share—diluted:
(Loss) income before cumulative effect of a change in accounting principle	$(0.87)	$0.44	$(3.48)
Cumulative effect of a change in accounting principle	—	—	(1.22)

Net (loss) income	$(0.87)	$0.44	$(4.70)

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

(14)    Income Taxes

        Our income tax provision in 2004, 2003 and 2002 mainly represents those recorded by us and certain of our U.S. subsidiaries and by our foreign subsidiaries Unipath Limited in the United Kingdom and Inverness Medical Switzerland GmbH in Switzerland. (Loss) income before income taxes consists of the following:

	2004	2003	2002
	(restated)	(restated)	(restated)
	(in thousands)
United States	$(20,102)	$(817)	$(24,672)
Foreign	5,781	12,381	5,480

	$(14,321)	$11,564	$(19,192)

        Our primary temporary differences that give rise to the deferred tax asset and liability are net operating loss ("NOL") carryforwards, nondeductible reserves and accruals and differences in bases of the tangible and intangible assets. The income tax effects of these temporary differences are as follows:

	December 31,
	2004	2003
	(restated)
	(in thousands)
Deferred tax assets:
NOL and capital loss carryforwards	$46,758	$34,525
Tax credit carryforwards	833	833
Nondeductible reserves	8,179	7,020
Nondeductible accruals	10,312	9,132
Difference between book and tax bases of tangible assets	212	595
Difference between book and tax bases of intangible assets	19,004	20,313

Gross deferred tax asset	85,298	72,418

Valuation allowance	(81,607)	(69,784)

Deferred tax asset	3,691	2,634

Deferred tax liabilities:
Difference between book and tax bases of tangible assets	2,382	6,116
Difference between book and tax bases of intangible assets	10,214	3,002

Deferred tax liability	12,596	9,118

Net deferred tax liability	$8,905	6,484

        As of December 31, 2004, we had approximately $108.7 million of domestic NOL carryforwards and $25.9 million of foreign NOL and foreign capital loss carryforwards, which either expire on various dates through 2024 or can be carried forward indefinitely. These loss carryforwards are available to reduce future federal and foreign taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The domestic NOL carryforwards include approximately $48.5 million of pre-acquisition losses at IMN, Ostex and ADC. These pre-acquisition losses are subject to the Internal Revenue Service Code Section 382 limitation. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate. The valuation allowance relates to our U.S. NOLs and deferred tax assets and certain other foreign deferred tax assets and is recorded based upon the uncertainty surrounding their realizability, as these assets can only be realized via profitable operations in the respective tax jurisdictions.

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

        The following table presents the components of our provision for income taxes:

	2004	2003	2002
		(restated)	(restated)
	(in thousands)
Current—
State	$404	$302	$322
Foreign	(365)	1,465	2,357

	39	1,767	2,679

Deferred—
Federal	2,341	1,687	675
State	209	172	85
Foreign	(314)	(715)	4

	2,236	1,144	764

Total tax provision	$2,275	$2,911	$3,443

        The following table presents a reconciliation from the U.S. statutory tax rate to our effective tax rate:

	2004	2003	2002
	(restated)	(restated)	(restated)
Statutory rate	35%	35%	(34)%
Effect of losses and expenses not benefited	1	1	17
Rate differential on foreign earnings	12	(22)	(15)
Research and development benefit	8	(6)	—
State income taxes, net of federal benefit	(3)	3	2
Change in valuation allowance	(69)	14	48

Effective tax rate	(16)%	25%	18%

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

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating income (loss). Revenues are attributed to geographic areas based on where the customer is located. Segment information for 2004, 2003, and 2002 are as follows:

2004	Consumer Diagnostic Products	Vitamins and nutritional supplements	Professional Diagnostic Products	Corporate and Other	Total
			(restated)		(restated)
	(in thousands)
Net revenue to external customers	$164,211	$77,923	$131,857	$—	$373,991
Operating income (loss)	25,543	(1,003)	8,145	(28,299)	4,386
Depreciation and amortization	9,642	3,686	9,430	742	23,500
Restructuring charge	1,725	—	—	—	1,725
Assets	243,001	48,072	264,260	12,936	568,269
Expenditures for property, plant and equipment	6,779	2,530	6,499	4,581	20,389
2003	Consumer Diagnostic Products	Vitamins and nutritional supplements	Professional Diagnostic Products	Corporate and Other	Total
	(restated)	(restated)	(restated)		(restated)
	(in thousands)
Net revenue to external customers	$134,877	$71,637	$88,644	$—	$295,158
Operating income (loss)	20,685	3,556	9,392	(18,799)	14,834
Depreciation and amortization	7,349	3,632	5,288	166	16,435
Stock-based compensation	92	—	12	343	447
Assets	228,175	52,973	254,349	5,032	540,529
Expenditures for property, plant and equipment	5,912	1,496	3,084	643	11,135
2002	Consumer Diagnostic Products	Vitamins and nutritional supplements	Professional Diagnostic Products	Corporate and Other	Total
	(restated)	(restated)	(restated)		(restated)
	(in thousands)
Net revenue to external customers	$114,590	57,909	$34,305	$—	$206,804
Operating income (loss)	10,861	(10,274)	3,691	(17,515)	(13,237)
Depreciation and amortization	5,015	2,755	2,091	447	10,308
Charge related to asset impairment	—	12,682	—	—	12,682
Stock-based compensation	—	—	—	10,625	10,625
Assets	157,912	61,842	107,407	29,334	356,495
Expenditures for property, plant and equipment	4,172	248	1,475	182	6,077

	2004	2003	2002
	(restated)	(restated)	(restated)
	(in thousands)
Revenue by Geographic Area
United States	$222,640	$188,004	$110,539
Europe	100,693	71,099	69,373
Other	50,658	36,055	26,892

	$373,991	$295,158	$206,804

	December 31,
	2004	2003
		(restated)
	(in thousands)
Long-lived Tangible Assets by Geographic Area
United States	$29,946	$29,232
United Kingdom	27,337	22,981
Ireland	5,897	3,557
Other	3,600	2,003

	$66,780	$57,773

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$20,842	$214,132	$180,685	$(50,227)	$365,432
License revenue	—	114	8,445	—	8,559

Net Revenue	20,842	214,246	189,130	(50,227)	373,991
Cost of sales	20,182	164,383	92,713	(50,291)	226,987

Gross profit	660	49,863	96,417	64	147,004

Operating expenses:
Research and development	246	3,088	28,620	—	31,954
Sales and marketing	1,899	25,377	30,681	—	57,957
General and administrative	10,982	14,716	27,009	—	52,707

Total operating expenses	13,127	43,181	86,310	—	142,618

Operating (loss) income	(12,467)	6,682	10,107	64	4,386
Equity in earnings of subsidiaries, net of tax	7,394	—	—	(7,394)	—
Interest expense, including amortization of discounts	(15,345)	(5,699)	(5,893)	4,823	(22,114)
Other income, net	4,870	1,857	1,503	(4,823)	3,407

(Loss) income before income taxes	(15,548)	2,840	5,717	(7,330)	(14,321)
Provision (benefit) for income taxes	1,048	1,276	(458)	409	2,275

Net (loss) income	$(16,596)	$1,564	$6,175	$(7,739)	$(16,596)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$22,717	$165,832	$135,222	$(38,341)	$285,430
License revenue	—	401	9,327	—	9,728

Net Revenue	22,717	166,233	144,549	(38,341)	295,158
Cost of sales	19,964	120,631	64,220	(37,174)	167,641

Gross profit	2,753	45,602	80,329	(1,167)	127,517

Operating expenses:
Research and development	486	1,652	22,142	—	24,280
Sales and marketing	2,062	24,616	25,826	—	52,504
General and administrative	7,397	10,101	17,954	—	35,452
Stock-based compensation	447	—	—	—	447

Total operating expenses	10,392	36,369	65,922	—	112,683

Operating (loss) income	(7,639)	9,233	14,407	(1,167)	14,834
Equity in earnings of subsidiaries, net of tax	15,262	—	—	(15,262)	—
Interest expense, including amortization of discounts	(3,711)	(3,814)	(3,264)	1,078	(9,711)
Other income, net	5,239	570	1,710	(1,078)	6,441

Income before income taxes	9,151	5,989	12,853	(16,429)	11,564
Provision for income taxes	498	2,220	37	156	2,911

Net income	$8,653	$3,769	$12,816	$(16,585)	$8,653

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2004
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$12	$3,551	$13,193	$—	$16,756
Accounts receivable, net of allowances	2,660	36,273	22,414	—	61,347
Inventories	6,340	41,152	19,815	(6,073)	61,234
Deferred tax assets	—	—	2,819	—	2,819
Prepaid expenses and other current assets	1,278	2,034	6,289	—	9,601
Intercompany receivables	54,358	10,015	14,145	(78,518)	—

Total current assets	64,648	93,025	78,675	(84,591)	151,757

Property, plant and equipment, net	2,808	27,591	36,381	—	66,780
Goodwill	17,672	108,842	94,641	—	221,155
Other intangible assets with indefinite lives	—	12,420	38,122	—	50,542
Core technology and patents, net	2,533	6,009	31,785	—	40,327
Other intangible assets, net	—	20,522	7,158	—	27,680
Deferred financing costs, net, and other non-current assets	6,452	1,710	994	—	9,156
Deferred tax assets	—	—	826	46	872
Investment in subsidiaries	261,274	(966)	—	(260,308)	—
Intercompany notes receivable	114,439	15,089	—	(129,528)	—

Total assets	$469,826	$284,242	$288,582	$(474,381)	$568,269

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$88	—	$88
Current portion of capital lease obligations	—	461	6	—	467
Accounts payable	1,754	19,497	11,094	—	32,345
Accrued expenses and other current liabilities	12,408	21,654	22,180	—	56,242
Intercompany payables	13,640	15,964	48,914	(78,518)	—

Total current liabilities	27,802	57,576	82,282	(78,518)	89,142

Long-term liabilities:
Long-term debt	169,256	20,000	12	—	189,268
Capital lease obligations	—	1,397	4	—	1,401
Deferred tax liabilities	1,352	3,821	7,423	—	12,596
Other long-term liabilities	—	29	4,417	—	4,446
Intercompany notes payable	—	53,221	76,307	(129,528)	—

Total long-term liabilities	170,608	78,468	88,163	(129,528)	207,711

Series A redeemable convertible preferred stock	—	—	—	—	—
Stockholders' equity	271,416	148,198	118,137	(266,335)	271,416

Total liabilities and stockholders' equity	$469,826	$284,242	$288,582	$(474,381)	$568,269

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2003
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,708	$11,315	$11,599	$—	$24,622
Accounts receivable, net of allowances	3,915	36,071	15,432		55,418
Inventories	4,463	33,395	16,232	(6,137)	47,953
Deferred tax assets	—	—	1,178	—	1,178
Prepaid expenses and other current assets	1,365	1,995	7,239	—	10,599
Intercompany receivables	6,073	11,785	8,674	(26,532)	—

Total current assets	17,524	94,561	60,354	(32,669)	139,770

Property, plant and equipment, net	1,199	28,032	28,542	—	57,773
Goodwill	48,704	73,388	94,641	—	216,733
Other intangible assets with indefinite lives	—	9,092	37,627	—	46,719
Core technology and patents, net	8,193	294	29,455	—	37,942
Other intangible assets, net	6,437	15,399	10,843	—	32,679
Deferred financing costs, net, and other non-current assets	2,015	4,515	927	—	7,457
Deferred tax assets	(295)	794	957	—	1,456
Investment in subsidiaries	203,646	—	—	(203,646)	—
Intercompany notes receivable	120,918	94,208	—	(215,126)	—

Total assets	$408,341	$320,283	$263,346	$(451,441)	$540,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$13,600	$455	$—	$14,055
Current portion of capital lease obligations	—	452	5	—	457
Accounts payable	4,448	19,723	13,835	—	38,006
Accrued expenses and other current liabilities	8,641	19,015	14,903	—	42,559
Intercompany payables	6,512	8,016	12,008	(26,536)	—

Total current liabilities	19,601	60,806	41,206	(26,536)	95,077

Long-term liabilities:
Long-term debt	34,056	92,899	32,883	—	159,838
Capital lease obligations	—	1,823	8	—	1,831
Deferred tax liabilities	—	3,118	6,000	—	9,118
Other long-term liabilities	—	—	3,307	—	3,307
Intercompany notes payable	83,326	57,186	74,611	(215,123)	—

Total long-term liabilities	117,382	155,026	116,809	(215,123)	174,094

Series A redeemable convertible preferred stock	6,185	—	—	—	6,185

Stockholders' equity	265,173	104,451	105,331	(209,782)	265,173

Total liabilities and stockholders' equity	$408,341	$320,283	$263,346	$(451,441)	$540,529

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(16,596)	$1,564	$6,175	$(7,739)	$(16,596)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(7,394)	—	—	7,394	—
Interest expense related to amortization of noncash original issue discount, non cash beneficial conversion feature and deferred financing costs	1,181	3,282	466	—	4,929
Noncash gain related to interest rate swap agreement	(695)	—	—	—	(695)
Noncash stock-based compensation expense	—	—	—	—	—
Noncash value on settlement of litigation	—	—	(495)	—	(495)
Depreciation and amortization	1,051	8,884	13,565	—	23,500
Deferred income taxes	1,056	1,497	(733)	412	2,232
Other noncash items	—	40	(76)	—	(36)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,255	(1,049)	(4,301)	—	(4,095)
Inventories	(1,497)	(7,686)	(1,826)	(64)	(11,073)
Prepaid expenses and other current assets	86	(54)	2,084	—	2,116
Intercompany payable (receivable)	10,082	(12,268)	2,778	(592)	—
Accounts payable	(2,773)	(283)	(3,841)	—	(6,897)
Accrued expenses and other current liabilities	6,925	2,903	5,221	—	15,049
Other non-current liabilities	—	29	327	—	356

Net cash (used in) provided by operating activities	(7,319)	(3,141)	19,344	(589)	8,295

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003
(restated)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$8,653	$3,769	$12,816	$(16,585)	$8,653
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(15,262)	—	—	15,262	—
Interest expense related to amortization of noncash original issue discount, non cash beneficial conversion feature and deferred financing costs	454	587	524	—	1,565
Noncash gain related to interest rate swap agreement	(528)	—	—	—	(528)
Noncash stock-based compensation expense	447	—	—	—	447
Depreciation and amortization	958	6,728	8,749	—	16,435
Deferred income taxes	50	(120)	725	157	812
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	749	(8,760)	(1,196)	(385)	(9,592)
Inventories	295	(2,174)	(1,871)	1,166	(2,584)
Prepaid expenses and other current assets	(336)	(88)	(3,678)	—	(4,102)
Intercompany payable (receivable)	851	3,851	(4,764)	62	—
Accounts payable	(737)	2,840	3,282	1,330	6,715
Accrued expenses and other current liabilities	3,885	(5,439)	(6,466)	—	(8,020)

Net cash (used in) provided by operating activities	(521)	1,194	8,121	1,007	9,801

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