Form 10-Q/A
period 2005-03-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2005-08-26
CIK 1145460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words.  There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements.  These factors include, but are not limited to, the risk factors detailed in this quarterly report on Form 10-Q and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.  Readers should carefully review the factors discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors Affecting Future Results” and “Special Statement Regarding Forward-Looking Statements” beginning on pages 34 and 46, respectively, in this quarterly report on Form 10-Q and should not place undue reliance on our forward-looking statements.  These forward-looking statements are based on information, plans and estimates at the date of this report.  We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

References in this quarterly report on Form 10-Q to “we,” “us,” and “our” refer to Inverness Medical Innovations, Inc. and its subsidiaries.

EXPLANATORY NOTE

On June 28, 2005, we announced that certain of our previously issued financial statements must be restated because they contain errors under accounting principles generally accepted in the United States of America (“GAAP”) relating to the recognition of revenue at one of our diagnostic divisions. We had determined that certain customers of this division were provided return or exchange rights in connection with the sale of certain products for which reliable estimates of return or exchange had not been made, as a result of which the revenues associated with these sales should not have been recognized upon shipment to the customers under GAAP. Since that time the Audit Committee of our Board of Directors conducted an investigation into these matters using independent special counsel. The results of this investigation contributed to our determination that the necessary restatement required $4.2 million in net revenue reversal with a $3.1 million gross profit and corresponding net loss impact spread over the quarters of 2003 and 2004 and the first quarter of 2005. We are filing this Amendment No. 1 (the “Amended Report”) to our Quarterly Report on Form 10Q for the quarter ended March 31, 2005 (the “Original Report”) in order to restate our financial statements included therein to reflect these findings.  We also restated our audited financial statements for the periods ended December 31, 2004 and December 31, 2003 included in Amendment No. 1 to our Annual Report on Form 10-K for the period ended December 31, 2004, as well as unaudited financial statements for the periods ended September 30, 2004 and September 30, 2003 included in Amendment No. 2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004. In addition, our Quarterly Report on Form 10-Q for the period ended June 30, 2005, contained unaudited financial statements for the periods ended June 30, 2005 and June 30, 2004 that reflect these findings.

For the reasons discussed above, we are filing this Amended Report in order to amend Part I. Item 1 “Financial Statements,” Part I. Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I. Item 3 “Quantitative and Qualitative Disclosures About Market Risk,” Part I. Item 4 “Controls and Procedures” and Part II. Item 6 “Exhibits” of the Original Report to the extent necessary to reflect the adjustments discussed above and to reflect the results of our evaluations of disclosure controls and procedures and internal control over financial reporting, taking into consideration these restatements.  The remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, May 10, 2005, and we have not updated the disclosures in this report to speak as of a later date.  All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

PART I -                                                FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
	(restated)
Net product sales	$89,699	$88,608
License revenue	2,221	2,500
Net revenue	91,920	91,108
Cost of sales	59,731	53,911
Gross profit	32,189	37,197

Operating expenses:
Research and development (Note 9)	7,232	7,423
Sales and marketing	17,030	14,351
General and administrative	14,115	11,320
Total operating expenses	38,377	33,094
Operating (loss) income	(6,188)	4,103

Interest expense, including amortization of discounts and write-off of deferred financing costs	(5,012)	(7,770)
Other income, net	4,911	447
Loss before income taxes	(6,289)	(3,220)
Income tax provision	1,513	163
Net loss	$(7,802)	$(3,383)
Net loss available to common stockholders – basic and diluted (Note 6)	$(7,802)	$(4,132)
Net loss per common share – basic and diluted (Note 6)	$(0.37)	$(0.22)
Weighted average shares – basic and diluted (Note 6)	20,942	19,216

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$33,667	$16,756
Accounts receivable, net of allowances of $9,973 at March 31, 2005 and $9,359 at December 31, 2004	57,814	61,347
Inventories	66,513	61,234
Deferred tax assets	2,961	2,819
Prepaid expenses and other current assets	14,128	9,601
Total current assets	175,083	151,757
Property, plant and equipment, net	69,244	66,780
Goodwill	258,886	221,155
Other intangible assets with indefinite lives	55,356	50,542
Core technology and patents, net	68,540	40,327
Other intangible assets, net	35,445	27,680
Deferred financing costs, net, and other non-current assets	9,335	9,156
Deferred tax assets	794	872
Total assets	$672,683	$568,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$329	$88
Current portion of capital lease obligations	492	467
Accounts payable	39,471	32,345
Accrued expenses and other current liabilities	66,336	56,242
Total current liabilities	106,628	89,142

Long-term liabilities:
Long-term debt, net of current portion	211,315	189,268
Capital lease obligations, net of current portion	1,312	1,401
Deferred tax liabilities	28,726	12,596
Other long-term liabilities	4,721	4,446
Total long-term liabilities	246,074	207,711

Commitments and contingencies

Series A redeemable convertible preferred stock, $0.001 par value:
Authorized – 2,667 shares
Issued – 2,527 shares
Outstanding – none	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value:
Authorized – 2,333 shares, none issued	—	—
Common stock, $0.001 par value:
Authorized – 50,000 shares
Issued and outstanding – 23,191 at March 31, 2005 and 20,711 shares at December 31, 2004	23	21
Additional paid-in capital	418,440	359,582
Notes receivable from stockholders	(14,691)	(14,691)
Accumulated deficit	(98,819)	(91,017)
Accumulated other comprehensive income	15,028	17,521
Total stockholders’ equity	319,981	271,416
Total liabilities and stockholders’ equity	$672,683	$568,269

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2005	2004
	(restated)
Cash Flows from Operating Activities:
Net loss	$(7,802)	$(3,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense related to amortization and/or write-off of noncash original issue discount and deferred financing costs	443	3,311
Noncash charge related to interest rate swap agreement	—	64
Depreciation and amortization	6,202	5,575
Deferred income taxes	638	(701)
Other noncash items	(68)	(19)
Minority interest	207	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	8,688	23
Inventories	(2,997)	(3,322)
Prepaid expenses and other current assets	(4,476)	596
Accounts payable	5,348	(5,820)
Accrued expenses and other current liabilities	9,048	1,963
Other non-current liabilities	76	—
Net cash provided by (used in) operating activities	15,307	(1,713)
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(3,979)	(4,401)
Proceeds from sale of property, plant and equipment	43	28
Payments for acquisitions and of transactional costs for previous acquisitions	(15,776)	(2,364)
Increase in other assets	(394)	(815)
Net cash used in investing activities	(20,106)	(7,552)
Cash Flows from Financing Activities:
Cash paid for financing costs	(355)	(4,666)
Proceeds from issuance of common stock, net of issuance costs	899	521
Proceeds from issuance of senior subordinated notes	—	150,000
Net proceeds (repayment) under revolving line of credit	22,170	(40,460)
Repayments of notes payable	(9)	(94,241)
Principal payments of capital lease obligations	(115)	(107)
Net cash provided by financing activities	22,590	11,047
Foreign exchange effect on cash and cash equivalents	(880)	(262)
Net increase in cash and cash equivalents	16,911	1,520
Cash and cash equivalents, beginning of period	16,756	24,622
Cash and cash equivalents, end of period	$33,667	$26,142

Supplemental Disclosure of Noncash Activities:

Dividends, redemption interest and amortization of beneficial conversion feature related to preferred stock	$—	$749
Fair value of stock issued for acquisitions	$57,962	$—
Conversion of preferred stock to common stock	$—	$6,934

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

We are restating the financial results of our previously issued consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004, to correct errors under GAAP relating to the recognition of revenue.  Such adjustments are reflected in the accompanying consolidated interim financial information, as discussed in Note 2 below.

(2)         Restatement

We are restating the financial results of our previously issued consolidated financial statements as of March 31, 2005 and December 31,2004 and for the three months ended March 31, 2005 and 2004, to correct errors under GAAP relating to the recognition of revenue.  We determined that certain customers of one of our diagnostics divisions were provided return or exchange rights in connection with the sale of certain products for which reliable estimates of returns or exchange had not been made, as a result of which the revenue associated with those sales should not have been recognized upon shipment to the customers under GAAP.  As a result, we recorded an aggregate increase of $0.7 million in net revenue with an impact of increasing gross profit and decreasing our net loss by an aggregate $0.6 million in the combined first quarters of 2005 and 2004.

The following lists the accounts in the consolidated statements of operations and balance sheets that were affected by the aforementioned restatements, with comparisons of the restated amounts to the originally reported amounts and the effect of such restatements on net revenues, net loss and loss per share. All applicable amounts relating to the aforementioned restatements have been reflected in these consolidated financial statements and notes hereto.

	Three Months Ended March 31, 2005		Three Months Ended March 31 ,2004
(in thousands, except per share amounts)	As restated	As reported	As restated	As reported

Net product sales	$89,699	$89,391	$88,608	$88,201
Cost of sales	59,731	59,716	53,911	53,792
Net loss	(7,802)	(8,095)	(3,383)	(3,671)
Net loss available to common stockholders – basic and diluted	(7,802)	(8,095)	(4,132)	(4,420)
Pro forma net loss per common share – basic and diluted	$(0.37)	$(0.39)	$(0.22)	$(0.23)

	March 31, 2005		December 31, 2004
(in thousands, except per share amounts)	As restated	As reported	As restated	As reported
Inventories	$66,513	$65,437	$61,234	$60,143
Accrued expenses and other current liabilities	66,336	62,288	56,242	51,886
Accumulated Deficit	98,819	95,847	91,017	87,752

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

(4)            Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following:

(in thousands)	March 31, 2005	December 31, 2004
	(restated)
Raw materials	$25,866	$23,434
Work-in-process	16,419	14,956
Finished goods	24,228	22,844
	$66,513	$61,234

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

Had compensation expense for stock option grants to employees been determined based on the fair value method at the grant dates for awards under the stock option plans consistent with the method prescribed by SFAS No. 123, our net loss would have been increased to the pro forma amounts indicated as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
	(restated)
Net loss – as reported	$(7,802)	$(3,383)
Pro forma stock-based employee compensation	(1,586)	(1,603)
Net loss – pro forma	$(9,388)	$(4,986)

Loss per share – basic and diluted:
Net loss per share – as reported	$(0.37)	$(0.22)
Pro forma stock-based employee compensation	(0.07)	(0.08)
Net loss per share – pro forma	$(0.44)	$(0.30)

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

(6)            Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
	(restated)
Numerator:
Net loss	$(7,802)	$(3,383)
Dividends, redemption interest and amortization of beneficial conversion feature related to Series A Preferred Stock	—	(749)
Net loss available to common stockholders – basic and diluted	$(7,802)	$(4,132)

Denominator:
Denominator for basic and diluted loss per share – weighted average shares	20,942	19,216

Net loss per share – basic and diluted	$(0.37)	$(0.22)

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

 (7)         Comprehensive Income or Loss

Comprehensive income or loss represents net income or loss plus other comprehensive income or loss items.  Our other comprehensive income or loss includes primarily foreign currency translation adjustments..  For the three months ended March 31, 2005 and 2004, we generated a comprehensive loss of $10.3 million and $3.0 million, respectively.

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
	(restated)
Pro forma net revenue	$101,749	$97,870
Pro forma net loss	(5,703)	(3,090)
Net loss available to common stockholders – basic and diluted (1)	(5,703)	(3,839)
Pro forma net loss per common share – basic and diluted (1)	$(0.25)	$(0.18)

(1) Loss  per share amounts are computed as described in Note 6.

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

(9)            Co-Development Arrangement

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

(11)                   Financial Information by Segment

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.  Our chief operating decision making group is composed of the chief executive officer and members of senior management.  Our reportable operating segments are Consumer Diagnostic Products, Vitamins and Nutritional Supplements, Professional Diagnostic Products, and Corporate and Other. Included in the operating loss of Corporate and Other are non-allocable corporate expenditures and expenses related to our research and development activities in the area of cardiology, the latter of which amounted to $4.3 million, net of the ITI funding of $1.9 million (Note 9), and $3.6 million for the three months ended March 31, 2005 and 2004, respectively.  Total assets in the area of cardiology, which are included in Corporate and Other in the tables below, amounted to $57.3 million at March 31, 2005 and $8.6 million at December 31, 2004.

We evaluate performance of our operating segments based on revenue and operating income (loss).  Segment information for the three months ended March 31, 2005 and 2004 is as follows:

	Consumer	Vitamins and	Professional	Corporate
	Diagnostic	Nutritional	Diagnostic	and
(in thousands)	Products	Supplements	Products	Other	Total
			(restated)		(restated)
Three Months Ended March 31, 2005

Net revenue to external customers	$43,420	$16,921	$31,579	$—	$91,920
Operating income (loss)	6,941	(1,860)	(2,479)	(8,790)	(6,188)
Assets	246,534	51,241	311,961	62,947	672,683

At December 31, 2004

Assets	243,001	48,072	264,260	12,936	568,269

Three Months Ended March 31, 2004

Net revenue to external customers	40,418	20,291	30,399	—	91,108
Operating income (loss)	3,578	(30)	3,651	(3,096)	4,103

(12)     Material Contingencies and Legal Settlements

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

(13) Recent accounting pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R.  SFAS No. 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  It eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires that such transactions be accounted for using a fair-value-based method.  As permitted by the current SFAS No. 123, we have been accounting for share-based compensation to employees using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options.  Under the original guidance of SFAS No. 123R, we were to adopt the statement’s provisions for the interim period beginning after June 15, 2005.  However, in April 2005, as a result of an action by the Securities and Exchange Commission, companies are allowed to adopt the provisions of SFAS No. 123R at the beginning of their fiscal year that begins after June 15, 2005.  Consequently, we will adopt SFAS No. 123R on January 1, 2006.  We expect that the requirement to expense stock options and other equity interests that have been or will be granted pursuant to our equity incentive program will significantly increase our operating expenses and result in lower earnings per share.  See note 5 of these consolidated financial statements for the effect of accounting for stock-based compensation using the fair-value-based method.  The adoption of SFAS No. 123R will have no impact on our cash flows.

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

(14)                   Guarantor Financial Information

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2005

(restated)

(in thousands)

unaudited

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net product sales	$5,478	$51,086	$45,339	$(12,204)	$89,699
License revenue	—	31	2,190	—	2,221
Net revenue	5,478	51,117	47,529	(12,204)	91,920
Cost of sales	5,617	43,048	24,564	(13,498)	59,731
Gross profit	(139)	8,069	22,965	1,294	32,189

Operating expenses:
Research and development	141	1,115	5,976	—	7,232
Sales and marketing	480	7,177	9,373	—	17,030
General and administrative	3,308	3,622	7,185	—	14,115
Total operating expenses	3,929	11,914	22,534	—	38,377
Operating (loss) income	(4,068)	(3,845)	431	1,294	(6,188)

Equity in earnings of subsidiaries, net of tax	3,907	—	—	(3,907)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(4,245)	(484)	(1,343)	1,060	(5,012)
Other (expense) income, net	(3,074)	8,660	324	(999)	4,911

(Loss) income before income taxes	(7,480)	4,331	(588)	(2,552)	(6,289)
Income tax provision	322	718	473	—	1,513
Net (loss) income	$(7,802)	$3,613	$(1,061)	$(2,552)	$(7,802)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2004

(restated)

(in thousands)

(unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net product sales	$4,775	$50,481	$44,198	$(10,846)	$88,608
License revenue	—	22	2,478	—	2,500
Net revenue	4,775	50,503	46,676	(12,327)	91,108
Cost of sales	5,044	38,414	21,776	(11,323)	53,911
Gross profit	(269)	12,089	24,900	477	37,197

Operating expenses:
Research and development	96	628	6,699	—	7,423
Sales and marketing	471	6,597	7,283	—	14,351
General and administrative	2,315	3,544	5,461	—	11,320
Total operating expenses	2,882	10,769	19,443	—	33,094
Operating (loss) income	(3,151)	1,320	5,457	477	4,103

Equity in earnings of subsidiaries, net of tax	1,252	—	—	(1,252)	—
Interest expense, including amortization of discounts and write off of deferred financing costs	(3,173)	(3,934)	(1,304)	641	(7,770)
Other income (expense), net	731	150	207	(641)	447
(Loss) income before income taxes	(4,341)	(2,464)	4,360	(775)	(3,220)
Income tax (benefit) provision	(958)	185	936	—	163
Net (loss) income	$(3,383)	$(2,649)	$3,424	$(775)	$(3,383)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

March 31, 2005

(restated)

(in thousands)

(unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$284	$11,213	$22,170	$—	$33,667
Accounts receivable, net of allowances	1,934	36,548	19,332	—	57,814
Inventories	5,830	44,297	21,104	(4,718)	66,513
Deferred tax assets	—	142	2,819	—	2,961
Prepaid expenses and other current assets	2,135	3,585	8,408	—	14,128
Intercompany receivables	55,613	18,545	15,886	(90,044)	—
Total current assets	65,796	114,330	89,719	(94,762)	175,083

Property, plant and equipment, net	2,858	30,173	36,213	—	69,244
Goodwill	55,250	109,116	94,520	—	258,886
Other intangible assets with indefinite lives	5,000	12,420	37,936	—	55,356
Core technology and patents, net	31,454	5,871	31,215	—	68,540
Other intangible assets, net	5,000	19,950	10,495	—	35,445
Deferred financing costs, net, and other non-current assets	6,524	1,751	1,060	—	9,335
Deferred tax assets	—	—	748	46	794
Investment in subsidiaries	273,704	(1,020)	—	(272,684)	—
Intercompany notes receivable	95,425	15,089	2	(110,516)	—
Total assets	$541,011	$307,680	$301,908	$(477,916)	$672,683

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$329	$—	$329
Current portion of capital lease obligations	—	486	6	—	492
Accounts payable	2,775	22,978	13,718	—	39,471
Accrued expenses and other current liabilities	14,050	21,076	31,210	—	66,336
Intercompany payables	17,835	21,595	50,614	(90,044)	—
Total current liabilities	34,660	66,135	95,877	(90,044)	106,628
Long-term liabilities:
Long-term debt, net of current portion	169,306	20,000	22,009	—	211,315
Capital lease obligations, net of current portion	—	1,310	2	—	1,312
Deferred tax liabilities	17,064	4,401	7,261	—	28,726
Other long-term liabilities	—	29	4,692	—	4,721
Intercompany notes payable	—	53,221	57,295	(110,516)	—
Total long-term liabilities	186,370	78,961	91,259	(110,516)	246,074

Stockholders’ equity	319,981	162,584	114,772	(277,356)	319,981

Total liabilities and stockholders’ equity	$541,011	$307,680	$301,908	$(477,916)	$672,683

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

December 31, 2004

(restated)

(in thousands)

(unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$12	$3,551	$13,193	$—	$16,756
Accounts receivable, net of allowances	2,660	36,273	22,414	—	61,347
Inventories	6,340	41,152	19,815	(6,073)	61,234
Deferred tax assets	—	—	2,819	—	2,819
Prepaid expenses and other current assets	1,278	2,034	6,289	—	9,601
Intercompany receivables	54,358	10,015	14,145	(78,518)	—
Total current assets	64,648	93,025	78,675	(84,591)	151,757

Property, plant and equipment, net	2,808	27,591	36,381	—	66,780
Goodwill	17,672	108,842	94,641	—	221,155
Other intangible assets with indefinite lives	—	12,420	38,122	—	50,542
Core technology and patents, net	2,533	6,009	31,785	—	40,327
Other intangible assets, net	—	20,522	7,158	—	27,680
Deferred financing costs, net, and other non-current assets	6,452	1,710	994	—	9,156
Deferred tax assets	—	—	826	46	872
Investment in subsidiaries	261,274	(966)	—	(260,308)	—
Intercompany notes receivable	114,439	15,089	—	(129,528)	—
Total assets	$469,826	$284,242	$288,582	$(474,381)	$568,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$88	—	$88
Current portion of capital lease obligations	—	461	6	—	467
Accounts payable	1,754	19,497	11,094	—	32,345
Accrued expenses and other current liabilities	12,408	21,654	22,180	—	56,242
Intercompany payables	13,640	15,964	48,914	(78,518)	—
Total current liabilities	27,802	57,576	82,282	(78,518)	89,142
Long-term liabilities:
Long-term debt, net of current portion	169,256	20,000	12	—	189,268
Capital lease obligations, net of current portion	—	1,397	4	—	1,401
Deferred tax liabilities	1,352	3,821	7,423	—	12,596
Other long-term liabilities	—	29	4,417	—	4,446
Intercompany notes payable	—	53,221	76,307	(129,528)	—
Total long-term liabilities	170,608	78,468	88,163	(129,528)	207,711

Stockholders’ equity	271,916	148,198	118,137	(266,335)	271,416

Total liabilities and stockholders’ equity	$469,826	$284,242	$288,582	$(474,381)	$568,269

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2005

(restated)

(in thousands)

(unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(7,802)	$3,613	$(1,061)	$(2,552)	$(7,802)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(3,907)	—	—	3,907	—
Interest expense related to amortization and/or write-off of noncash original issue discount and deferred financing costs	292	96	55	—	443
Depreciation and amortization	304	2,285	3,613	—	6,202
Deferred income taxes	112	526	—	—	638
Other noncash items	(25)	(6)	(37)	—	(68)
Minority interest in subsidiary	—	—	207	—	207
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	726	5,079	2,883	—	8,688
Inventories	510	(557)	(1,595)	(1,355)	(2,997)
Prepaid expenses and other current assets	(857)	(640)	(2,979)	—	(4,476)
Intercompany payables or receivables	5,790	(2,900)	(3,304)	414	—
Accounts payable	1,098	1,329	2,921	—	5,348
Accrued expenses and other current liabilities	289	(1,259)	10,018	—	9,048
Other non-current liabilities	—	—	76	—	76
Net cash (used in) provided by operating activities	(3,470)	7,566	10,797	414	15,307

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)

For the Three Months Ended March 31, 2005

(restated)

(in thousands)

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2004

(restated)

(in thousands)

(unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(3,383)	$(2,649)	$3,424	$(775)	$(3,383)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(1,252)	—	—	1,252	—
Interest expense related to amortization and/or write-off of noncash original issue discount and deferred financing costs	268	2,747	296	—	3,311
Noncash charge related to interest rate swap agreement	64	—	—	—	64
Depreciation and amortization	618	1,838	3,119	—	5,575
Deferred income taxes	(963)	262	—	—	(701)
Other noncash items	—	—	(19)	—	(19)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,167	1,560	(2,704)	—	23
Inventories	(1,023)	(343)	(1,479)	(477)	(3,322)
Prepaid expenses and other current assets	(185)	(187)	968	—	596
Intercompany payables or receivables	(498)	2,636	(2,403)	265	—
Accounts payable	(2,696)	(1,668)	(1,456)	—	(5,820)
Accrued expenses and other current liabilities	1,457	(2,192)	2,698	—	1,963
Net cash (used in) provided by operating activities	(6,426)	2,004	2,444	265	(1,713)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)

For the Three Months Ended March 31, 2004

(restated)

(in thousands)

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

Restatement

On June 28, 2005, we announced that certain of our previously issued financial statements must be restated because they contain errors under accounting principles generally accepted in the United States (“GAAP”) relating to the recognition of revenue at one of our diagnostic divisions.  We had determined that certain customers of this division were provided return or exchange rights in connection with the sale of certain products for which reliable estimates of returns or exchange had not been made, as a result of which the revenues associated with these sales should not have been recognized upon shipment to the customers under GAAP.  Since that time the Audit Committee of our Board of Directors conducted an investigation into these matters using independent special counsel.  The results of this investigation contributed to our determination that the necessary restatement required an aggregate increase of $0.7 million in net revenue with an impact of increasing gross profit and decreasing our net loss by an aggregate $0.6 million in the combined first quarters of 2005 and 2004.

Financial Overview

For the three months ended March 31, 2005, we recorded net revenue of $91.9 million, compared to $91.1 million for the three months ended March 31, 2004.  Adjusted for the favorable impact of currency translation, net revenue for the first quarter of 2005 was essentially consistent with that for the first quarter of 2004.  Our combined consumer and professional diagnostics businesses enjoyed a 5% growth, adjusted for the impact of currency translation, while this growth was offset by the decline in our vitamins and nutritional supplements business.

For the three months ended March 31, 2005, we incurred a net loss of $7.8 million, compared to a net loss of $3.4 million for the three months ended March 31, 2004.  The significant loss for the first quarter of 2005, compared to the first quarter of 2004, resulted from: (i) a $1.6 million negative impact on gross profit due to a recall of two of our drugs of abuse diagnostic products following our decision to withdraw the products’ 510(k)s, (ii) margin deterioration in our vitamins and nutritional supplements business which affected our gross profit by $1.5 million, (iii) increased sales and marketing spending of $1.9 million, (iv) increased legal spending of $2.1 million due to our continued aggressive defense and enforcement of our intellectual property, (v) an increase of $1.2 million in operating expenses due to acquisitions, and (vi) a $4.3 million legal settlement with Princeton BioMeditech Corporation, or PBM.  The negative impacts on the first quarter of 2005 financial results were offset by an $8.4 million gain from a legal settlement of class action suits against several raw material suppliers in our vitamins and nutritional supplements business.  In addition, we recently announced a settlement with Quidel Corporation, or Quidel, in which Quidel agreed to pay us net, $17.0 million for a license to our intellectual property for past product sales and an ongoing net royalty of 8.5% on future sales of their lateral flow products.  The payment of $17.0 million from Quidel will be included in our results for the second quarter of 2005.

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

With respect to marketing synergies, we have enjoyed the savings that we anticipated at the time of the acquisition with respect to the addition of the Fact plus product line to our existing consumer diagnostics business, which has sold and distributed Fact plus with nominal increases in consumer sales and marketing infrastructure.  These marketing synergies benefited sales and marketing expense as a percentage of net product sales by 23 basis points for the three months ended March 31, 2005.

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

Results of Operations

Net Product Sales, Total and by Business Segment.  Total net product sales increased by $1.1 million, or 1%, to $89.7 million for the three months ended March 31, 2005 from $88.6 million for the three months ended March 31, 2004.  Excluding the favorable impact of currency translation, net product sales for the three months ended March 31, 2005 increased by $0.1 million, compared to the three months ended March 31, 2004.  Net product sales by business segment for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months ended March 31,		%
(in thousands)	2005	2004	Change
	(restated)
Consumer diagnostic products	$41,935	$38,750	8%
Vitamins and nutritional supplements	16,921	20,290	(17)%
Professional diagnostic products	30,843	29,568	4%
Total net product sales	$89,699	$88,608	1%

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

Adjusted for currency translation impact, net product sales of our professional diagnostic products increased by $1.0 million, or 4%, comparing the three months ended March 31, 2005 to the three months ended March 31, 2004.  Acquisitions, primarily Viva Diagnostika, or Viva, in June 2004, contributed $2.7 million of net product sales of our professional diagnostic products for the three months ended March 31, 2005.  Excluding the impact from currency translation and acquisitions, net product sales of our professional diagnostic products decreased by $1.7 million, comparing the three months ended March 31, 2005 to the three months ended March 31, 2004.  The decline in sales of our professional diagnostic products primarily resulted from decreased sales of certain of our drugs of abuse diagnostic products due to an FDA issue at our subsidiary Applied Biotech, Inc., or ABI. See detailed discussion of the FDA issue at ABI in the risk factor entitled “Our failure to meet strict regulatory requirements could require us to pay fines, incur other costs or even close our facilities” in the section entitled “Certain Factors Affecting Future Results” included herein. In addition, during the first quarter of 2005, we recorded a $0.3 million specific returns reserve, which reduced our net product sales, due to a recall of two of our drugs of abuse diagnostic products following our decision to withdraw the products’ 510(k)s.  The products impacted by the recall contributed approximately 1% of our net revenues in 2004.  We believe that our recently executed joint venture agreement with PBM related to drugs of abuse diagnostic products should to a great extent replace these recalled products.

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

Gross Profit and Margin.  Gross profit decreased by $5.0 million, or 13%, to $32.2 million for the three months ended March 31, 2005 from $37.2 million for the three months ended March 31, 2004.  Approximately $1.6 million of the decrease in gross profit represented provisions for returns and inventory reserve which were established as a result of our recall of the drugs of abuse diagnostic products.  Further, gross profit decreased due to the continued decline in profitability of our private label nutritional supplements business as a result of continued excess capacity in the industry, which gross profit declined by $1.5 million, comparing the first quarter of 2005 to the first quarter of 2004.  The decline in the value of the U.S. Dollar against the Euro and British Pounds Sterling adversely impacted gross profit of certain of our products manufactured at our European subsidiaries and sold in U.S. Dollars by $0.4 million.  The remaining $1.5 million decrease in gross profit primarily resulted from product mix.

Overall gross margin for the three months ended March 31, 2005 was 35%, compared to 41% for the three months ended March 31, 2004.  Excluding the effect of the provisions for returns and inventory reserve related to the recall of the drugs of abuse diagnostic products, aggregating $1.6 million, gross margin for the three months ended March 31, 2005 was 37%.  The decline in profitability in our private label nutritional supplements business due to competitive pricing in the industry impacted gross margin by 163 basis points.  The effect on gross margin due to the weakened U.S. Dollar against the Euro and British Pounds Sterling was 43 basis points.  The remaining decrease in gross margin resulted from product mix.

Gross Profit from Net Product Sales by Business Segment.  Gross profit from net product sales represents total gross profit less gross profit associated with license revenue.  Gross profit from total net product sales decreased by $4.5 million, or 13%, to $31.0 million for the three months ended March 31, 2005 from $35.5 million for the three months ended March 31, 2004.  Gross profit from net product sales by business segment for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months ended March 31,		%
(in thousands)	2005	2004	Change
	(restated)
Consumer diagnostic products	$20,924	$21,275	(2)%
Vitamins and nutritional supplements	689	2,625	(74)%
Professional diagnostic products	9,350	11,612	(19)%
Total gross profit from net product sales	$30,964	$35,512	(13)%

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

Gross profit from our professional diagnostic product sales decreased by $2.3 million, or 19%, comparing the first quarter of 2005 to the first quarter of 2004.  Excluding the $1.6 million impact to gross profit due to our recall of the drugs of abuse diagnostic products, gross profit from our professional diagnostic product sales decreased by $0.6 million or 5%.  The remaining decrease in gross profit from our professional diagnostic product sales primarily resulted from a decrease in sales of our drugs of abuse diagnostic tests, as discussed above.  Excluding the impact of the recall, gross margin from our professional diagnostic product sales was 35% for the three months ended March 31, 2005, compared to 39% for the three months ended March 31, 2004.  The decrease in gross margin from our professional diagnostic product sales resulted from change in product mix.

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

Net Loss.  We incurred a net loss of $7.8 million for the three months ended March 31, 2005, compared to a net loss of $3.4 million for the three months ended March 31, 2004.  Net loss available to common stockholders for the three months ended March 31, 2005 was $7.8 million, or $0.37 per basic and diluted share.  Net loss available to common stockholders for the three months ended March 31, 2004 was $4.1 million, or $0.22 per basic and diluted share, after taking into account charges for redemption interest and amortization of beneficial conversion feature related to our Series A redeemable convertible preferred stock which were fully converted in January 2004.  The increase in net loss for the three months ended March 31, 2005, compared to the three months ended March 31, 2004, primarily resulted from the various factors as discussed above.  See note 5 of the accompanying consolidated financial statements for the calculation of net loss per share.

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

Additionally, on April 27, 2005, we settled our infringement lawsuit with Quidel, whereby Quidel agreed to pay us net, $17.0 million for a license to our intellectual property for past product sales and an ongoing net royalty of 8.5% on future sales of their lateral flow products.  We expect to utilize the $17.0 million settlement payment in funding a portion of our capital needs and other commitments.

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

Changes in Cash Position

As of March 31, 2005, we had cash and cash equivalents of $33.7 million, a $16.9 million increase from December 31, 2004.  We have funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities.  During the three months ended March 31, 2005, we generated cash of $15.3 million from our operating activities, which primarily resulted from an $11.0 million funding from ITI Scotland and a net decrease in working capital, excluding the change in the cash balance, of $4.7 million, offset by a loss, adjusted for non-cash items, of $0.4 million.  The decrease in working capital, excluding the change in the cash balance, primarily resulted from a significant decrease in the accounts receivable balance due to collections of sales from the fourth quarter of 2004, which was a higher sales quarter than the first quarter of 2005.  Our non-equity financing activities, primarily borrowings under our primary senior credit facility, net of various debt repayments and financing costs, provided us with cash of $21.7 million during the three months ended March 31, 2005.  In addition, we received $0.9 million in proceeds from the exercises of common stock options during the three months ended March 31, 2005.

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

(4)          The increase in total contingent consideration of $11.0 million since December 31, 2004 represents our contingent payment arrangement with the Binax shareholders as part of our acquisition of Binax on March 31, 2005.  The timing of such contingent payment, if any, as shown in the table above, is based on management’s estimate.  See note 8(a) of the accompanying consolidated financial statements.

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

Valuation of Inventories

We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory.  In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory.  This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers, manufacturing lead times and, less commonly, decisions to withdraw our products from the market.  Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates.  Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory.  If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination.  Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision.  Our inventory balance was $66.5 million and $61.2 million, net of a provision for excess and obsolete inventory of $5.6 million and $4.1 million, as of March 31, 2005 and December 31, 2004, respectively.  Included in the provision for excess and obsolete inventory at March 31, 2005 was a $1.3 million specific reserve established during the first quarter of 2005 for certain drugs of abuse products in inventory, which products we recalled following our decision to withdraw the products’ 510(k)s.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R.  SFAS No. 123R addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments.  It eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method.  As permitted by the current SFAS No. 123, Accounting for Stock-Based Compensation, we have been accounting for share-based compensation to employees using APB Opinion No. 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options.  Under the original guidance of SFAS No. 123R, we were to adopt the statement’s provisions for the interim period beginning after June 15, 2005.  However, in April 2005, as a result of an action by the Securities and Exchange Commission, companies are allowed to adopt the provisions of SFAS No. 123R at the beginning of their fiscal year that begins after June 15, 2005.  Consequently, we elect to adopt SFAS No. 123R on January 1, 2006.  We expect that the requirement to expense stock options and other equity interests that have been or will be granted pursuant to our equity incentive program will significantly increase our operating expenses and result in lower earnings per share.  See note 5 of the accompanying consolidated financial statements for the effect of accounting for stock-based compensation using the fair-value-based method.  The adoption of SFAS No. 123R will have no impact on our cash flows.

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

Certain Factors Affecting Future Results

The risk factors described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2, 23 and 46 of this report.

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

Gross margins of products we manufacture at our European plants and sell in U.S. Dollar are also affected by foreign currency exchange rate movements.  Our gross margin on total net product sales was 34.5% for the three months ended March 31, 2005.  If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2005, our gross margin on total net product sales would have been 34.7%, 35.2% and 35.9%, respectively.

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

ITEM 4.                             CONTROLS AND PROCEDURES

On June 28, 2005, we announced that certain of our previously issued financial statements must be restated because they contain errors under GAAP relating to the recognition of revenue at one of our diagnostic divisions.  We determined that certain customers of this division were provided previously unidentified return or exchange rights in connection with the sale of certain products for which reliable estimates of return or exchange had not been made, as a result of which the revenue associated with those sales should not have been recognized upon shipment to the customers under GAAP.  As a result, we determined that we needed to restate our financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, for each of the quarters in fiscal 2004 and 2003 and for this quarter ended March 31, 2005.  For a more detailed discussion regarding the restatements, see Note 2 to our consolidated financial statements included herein.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q.  As part of its evaluation management considered the facts and circumstances relating to the restatement discussed above and determined that there existed at the affected diagnostic division material weaknesses in internal control over financial reporting.  The material weaknesses resulted from weaknesses in the design of controls established to ensure that any modifications to material financial terms and conditions of sales contracts come to the attention of management responsible for financial reporting in a timely manner and were properly accounted for.  Based on this evaluation, our management, including the CEO and CFO, concluded that our company’s disclosure controls and procedures were not operating effectively as of March 31, 2005 due to the material weaknesses which resulted in the restatement of our previously issued financial statements as discussed above.

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

**31.1 -	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2 -	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1 -	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* previously filed

** filed herewith

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