Form 10-Q
period 2006-03-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2006-05-09
CIK 1145460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                        Accelerated filer ☒                                           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No  ☒

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of May 5, 2006 was 32,061,875.

INVERNESS MEDICAL INNOVATIONS, INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2006

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these factors as well as the “Special Statement Regarding Forward-Looking Statements” beginning on page 34, in this Quarterly Report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Net product sales	$122,753	$89,699
License and royalty revenue	5,068	2,221
Net revenue	127,821	91,920
Cost of sales	75,567	59,731
Gross profit	52,254	32,189
Operating expenses:
Research and development (Note 10)	10,610	7,232
Sales and marketing	20,822	17,030
General and administrative	15,838	14,115
Total operating expenses	47,270	38,377
Operating (loss) income	4,984	(6,188)
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs (Note 11)	(5,721)	(5,012)
Other income (expense), net	(428)	4,911
Loss before provision for income taxes	(1,165)	(6,289)
Provision for income taxes	1,465	1,513
Net loss	$(2,630)	$(7,802)
Net loss per common share — basic and diluted (Note 5)	$(0.09)	$(0.37)
Weighted average common shares — basic and diluted (Note 5)	29,585	20,942

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(unaudited)
(in thousands, except par value)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$33,525	$34,270
Accounts receivable, net of allowances of $9,807 at March 31, 2006 and $9,748 at December 31, 2005	88,903	70,476
Inventories	69,506	71,209
Deferred tax assets	845	844
Prepaid expenses and other current assets	18,462	17,534
Total current assets	211,241	194,333
Property, plant and equipment, net	75,077	72,211
Goodwill	372,713	322,210
Other intangible assets with indefinite lives	72,326	63,742
Core technology and patents, net	62,469	64,050
Other intangible assets, net	99,622	60,489
Deferred financing costs, net and other non-current assets	11,996	13,469
Deferred tax assets	825	662
Total assets	$906,269	$791,166
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,850	$2,367
Current portion of capital lease obligations	552	542
Accounts payable	36,491	42,155
Accrued expenses and other current liabilities	78,670	64,746
Total current liabilities	117,563	109,810
Long-term liabilities:
Long-term debt, net of current portion	255,630	258,617
Capital lease obligations, net of current portion	834	978
Deferred tax liabilities	19,868	18,881
Other long-term liabilities	5,669	5,572
Total long-term liabilities	282,001	284,048
Commitments and contingencies (Note 14)
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized: 2,667 shares
Issued: 2,527 shares at March 31, 2006 and December 31, 2005
Outstanding: none at March 31, 2006 and December 31, 2005	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 2,333 shares
Issued: none	—	—
Common stock, $0.001 par value
Authorized: 50,000 shares
Issued and outstanding: 32,035 at March 31, 2006 and 27,497 shares at December 31, 2005	32	27
Additional paid-in capital	624,067	515,147
Notes receivable from stockholders	(14,691)	(14,691)
Accumulated deficit	(112,857)	(110,227)
Accumulated other comprehensive income	10,154	7,052
Total stockholders’ equity	506,705	397,308
Total liabilities and stockholders’ equity	$906,269	$791,166

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(2,630)	$(7,802)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense related to amortization and/or write-off of non-cash original issue discount and deferred financing costs	677	443
Depreciation and amortization	7,646	6,202
Non-cash (income) loss related to currency hedge	(217)	4
Deferred income taxes	743	638
Other non-cash items	141	(72)
Non-cash stock-based compensation	1,318	—
Minority interest	—	207
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(6,308)	8,688
Inventories	4,413	(2,997)
Prepaid expenses and other current assets	(780)	(4,476)
Accounts payable	(7,367)	5,348
Accrued expenses and other current liabilities	(4,469)	9,048
Other non-current liabilities	91	76
Net cash provided by (used in) operating activities	(6,742)	15,307
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(4,349)	(3,979)
Proceeds from sale of property, plant and equipment	33	43
Cash paid for acquisitions and transactional costs, net of cash acquired	(70,169)	(15,776)
Decrease (increase) in other assets	1,040	(394)
Net cash used in investing activities	(73,445)	(20,106)
Cash Flows from Financing Activities:
Cash paid for financing costs	(316)	(355)
Proceeds from issuance of common stock, net of issuance costs	82,128	899
Net (repayment) proceeds under revolving line of credit	(3,654)	22,170
Repayments of notes payable	(42)	(9)
Principal payments of capital lease obligations	(137)	(115)
Net cash provided by financing activities	77,979	22,590
Foreign exchange effect on cash and cash equivalents	1,463	(880)
Net (decrease) increase in cash and cash equivalents	(745)	16,911
Cash and cash equivalents, beginning of period	34,270	16,756
Cash and cash equivalents, end of period	$33,525	$33,667
Supplemental Disclosure of Non-cash Activities:
Fair value of stock issued for acquisitions	$25,480	$57,962

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)         Basis of Presentation of Financial Information

The accompanying consolidated financial statements of Inverness Medical Innovations, Inc. and its subsidiaries are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. Our audited consolidated financial statements for the year ended December 31, 2005 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2006. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2005.

(2)         Cash and Cash Equivalents

We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2006, our cash equivalents consisted of money market funds.

(3)         Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$25,562	$25,488
Work-in-process	16,053	17,812
Finished goods	27,891	27,909
	$69,506	$71,209

(4)         Stock-Based Compensation

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123-R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. We adopted the modified prospective transition method provided for under SFAS No. 123-R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (i) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123-R. In addition, we record expense over the offering period in connection with shares issued under our employee stock purchase plan. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method.

In accordance with SFAS No. 123-R, as of March 31, 2006, our results of operations reflected compensation expense for new stock options granted and vested under our stock incentive plan and employee stock purchase plan during the first three months of 2006 and the unvested portion of previous stock option grants which vested during the first three months of 2006. Stock-based compensation expense in the amount of $1.3 million (or $1.2 million net of tax effects) was reflected in the consolidated statement of operations for the first three months of 2006 as follows (in thousands):

Three Months Ended March 31, 2006
Cost of sales	$109
Research and development	270
Sales and marketing	188
General and administrative	751
$1,318

Prior to our adoption of SFAS No. 123-R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123-R, for the three months ended March 31, 2006, the presentation of our cash flows has changed from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended March 31, 2006, no excess tax benefits were generated from option exercises.

For stock options granted prior to the adoption of SFAS No. 123-R, if expense for stock-based compensation had been determined under the fair value method for the three months ended March 31, 2005, our net loss and net loss per common share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

Three Months Ended March 31, 2005
Net loss — as reported	$(7,802)
Pro forma stock-based employee compensation	(1,586)
Net loss — pro forma	$(9,388)
Net loss per common share — basic and diluted:
Net loss per common share — as reported	$(0.37)
Pro forma stock-based employee compensation	(0.07)
Net loss per common share — pro forma	$(0.44)

Our stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date of the award. The options vest over a four year period, beginning on the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. We use historical data to estimate the expected price volatility and the expected forfeiture rate. For the three months ended March 31, 2006, we have chosen to employ the simplified method of calculating the expected option term, which averages an award’s weighted average vesting period and its contractual term. The contractual term of our stock option awards is ten years. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant with a remaining term equal to the expected term of the option. We have not made any dividend payments nor do we have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the first three months of 2006 and 2005 using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
Stock Options:	2006	2005
Risk-free interest rate	4.38%	3.58-3.73%
Expected dividend yield	—	—
Expected life	6.25 years	5 years
Expected volatility	42%	46%

	Three Months Ended March 31,
Employee Stock Purchase Plan:	2006	2005
Risk-free interest rate	4.55%	3.71%
Expected dividend yield	—	—
Expected life	182 days	182 days
Expected volatility	32.71%	46%

A summary of the stock option activity for the three months ended March 31, 2006 is as follows (in thousands, except price per share and contractual term):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding, January 1, 2006	3,901,726	$18.82
Granted	100,500	$26.61
Exercised	(139,837)	$15.04
Forfeited or expired	(178,129)	$21.01
Options outstanding, March 31, 2006	3,684,260	$19.07	6.8 years	$36,041

Options exercisable, March 31, 2006	2,416,306	$16.36	5.8 years	$30,335

The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the three months ended March 31, 2006 and 2005 were $12.89 and $10.60 per share, respectively.

As of March 31, 2006, there were $10.8 million, net of estimated forfeitures, related to unvested stock options that are expected to vest. That cost is expected to be recognized over a weighted-average period of 2.64 years.

(5)         Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net loss — basic and diluted	$(2,630)	$(7,802)

Denominator:
Weighted average common shares - basic and diluted	29,585	20,942
Net loss per common share — basic and diluted	$(0.09)	$(0.37)

We had the following potential dilutive securities outstanding on March 31, 2006: (a) options and warrants to purchase an aggregate of 4.4 million shares of common stock at a weighted average exercise price of $18.71 per share, and (b) 104,000 shares of common stock held in escrow. These potential dilutive securities were not included in the computation of diluted net loss per share because the effect of including such potential dilutive securities would be anti-dilutive.

We had the following potential dilutive securities outstanding on March 31, 2005: (a) options and warrants to purchase an aggregate of 4.3 million shares of common stock at a weighted average exercise price of $16.58 per share, and (b) 104,000 shares of common stock held in escrow. These potential dilutive securities were not included in the computation of diluted net loss per share because the effect of including such potential dilutive securities would be anti-dilutive.

(6)         Comprehensive Income or Loss

We account for comprehensive income as prescribed by SFAS No. 130, Reporting Comprehensive Income. In general, comprehensive income (loss) combines net income (loss) and other changes in equity during the year from non-owner sources.  Our accumulated other comprehensive income, which is a component of shareholders’ equity, includes primarily foreign currency translation adjustments and is our only source of equity from non-owners. For the three months ended March 31, 2006 and 2005, we generated a comprehensive income of $0.5 million and a comprehensive loss of $10.3 million, respectively.

(7)           Stockholders’ Equity

On February 8 and 9, 2006, we sold an aggregate 3,400,000 shares of our common stock at $24.41 per share to funds affiliated with 14 accredited institutional investors in a private placement. Proceeds from the private placement were approximately $79.3 million, net of issuance costs of $3.7 million. Of this amount, we repaid principal and interest outstanding under our senior credit facility of $74.1 million, with the remainder of the net proceeds retained for general corporate purposes.

In connection with the February 2006 private placements of common stock, we agreed to use commercially reasonable efforts to register the resale of the private placement shares prior to June 8, 2006. In the event that we are unable to take a registration statement effective prior to June 8, 2006, we will pay an illiquidity discount equal to 1% of the February 2006 offering proceeds per month until the earlier of (i) the date that the registration statement is declared effective or (ii) February 8, 2008.

(8)           Business Combinations

All of the acquisitions discussed below resulted in the recognition of goodwill. Acquisitions are an important part of our growth strategy. When we acquire businesses, we seek to complement existing products and services, enhance or expand our product lines and/or expand our customer base. We determine what we are willing to pay for each acquisition partially based on our expectation that we can cost effectively integrate the products and services of the acquired companies into our existing infrastructure. In addition, we utilize the existing infrastructure of the acquired companies to cost effectively introduce our products to new geographic areas. All of these factors contributed to the acquisition prices of the acquired businesses discussed below, that were in excess of the fair value of net assets acquired and the resultant goodwill.

(a)  Acquisition of Innovacon

On March 31, 2006, we acquired the assets of ACON Laboratories’ business of researching, developing, manufacturing, marketing and selling lateral flow immunoassay and directly-related products in the United States, Canada, Europe (excluding Russia, the former Soviet Republics that are not part of the European Union, Spain, Portugal and Turkey), Israel, Australia, Japan and New Zealand (“Innovacon”). The preliminary aggregate purchase price was approximately $90.2 million which consisted of $55.1 million in cash, 711,676 shares of our common stock with an aggregate fair value of $19.7 million, $5.4 million in estimated direct acquisition costs and an additional liability of $10.0 million payable to the sellers on the deferred payment date, pursuant to the purchase agreement. The fair value of our common stock was determined based on the average market price of our common stock pursuant to Emerging Issue Task Force (“EITF”) Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. In addition to the amounts described above, we will be required to make additional payments of between $56.1 million to $91.1 million upon the completion of the construction, permitting and validation of a newly constructed manufacturing facility in Hangzhou, China and regulatory clearance in Spain and Portugal. $31.25 million of the remaining payments will be made through the issuance of our common stock, with the balance payable in cash. The timing and amount of any such payments is contingent upon the successful completion of various milestones, as defined in the acquisition agreement, and certain regulatory approvals.

The aggregate purchase price was preliminarily allocated to the assets acquired and liabilities assumed at the date of acquisition as follows (in thousands):

Accounts receivable	$11,000
Inventories	2,000
Goodwill	38,198
Trademarks	5,000
Customer relationships	30,000
Supply agreements	5,000
Accounts payable and accrued expenses	(1,000)
$90,198

The above values for the assets acquired and liabilities assumed are based on preliminary management estimates due to the timing of the acquisition. Final purchase price allocation may differ from the above. Management is also in the process of determining the useful lives of the core technology and intangible assets, as listed above.

The acquisition of Innovacon is accounted for as a purchase under SFAS No. 141, Business Combinations. Accordingly, the operating results of Innovacon will be included in our consolidated financial statements from the acquisition date as part of our consumer and professional diagnostic products reporting units and business segments. Goodwill generated from this acquisition is not deductible for tax purposes.

      (b)    Acquisition of CLONDIAG

On February 28, 2006, we acquired 67.45% of CLONDIAG chip technologies GmbH (“CLONDIAG”), a private company located in Jena in Germany which has developed a multiplexing technology for nucleic acid and immunoassay-based diagnostics. The acquisition agreement provides that we will purchase the remaining 32.55% on or before August 1, 2006. The aggregate purchase price was $22.7 million, which consisted of $11.8 million in cash, 218,502 shares of our common stock with an aggregate fair value of $5.8 million and a $5.1 million payable to acquire the remaining 32.55% stock ownership. In the event that the value of the shares issued in connection with the acquisition is less than €4.87 million on December 29, 2006, we will be required to pay the sellers additional cash in the amount of the shortfall. The fair value of our common stock issued was determined pursuant to EITF Issue No. 99-12. The terms of the acquisition agreement also provide for contingent consideration totaling approximately $8.9 million, consisting of 224,316 shares of common stock and approximately $3.0 million of cash or stock, in the event that four specified products are developed on CLONDIAG’s platform technology during the three years following the acquisition date. This contingent consideration will be accounted for as an increase in the aggregate purchase price, if and when the resolution of the contingency occurs.

The aggregate purchase price was preliminarily allocated to the assets acquired and liabilities assumed at the date of acquisition as follows (in thousands):

Cash and cash equivalents	$270
Accounts receivable	588
Inventories	192
Prepaid expenses	28
Property, plant and equipment	1,776
Goodwill	21,921
Other assets	21
Accounts payable and accrued expenses	(2,134)
$22,662

The above values for the assets acquired and liabilities assumed are based on preliminary management estimates due to the timing of the acquisition. Final purchase price allocation may differ from the above values and will include an evaluation of whether certain in-process research and development projects have yet reached technical feasibility. The value of projects which have not yet reached technical feasibility, if any, will be expensed as in-process research and development when quantified.

The acquisition of CLONDIAG is accounted for as a purchase under SFAS No. 141. Accordingly, the operating results of CLONDIAG, which consist principally of research and development activities, have been included in the accompanying consolidated financial statements since the acquisition date as part of our corporate and other business segment. Goodwill generated from this acquisition is not deductible for tax purposes.

       (c)    Pro Forma Financial Information

The following table presents selected unaudited financial information of our company, including Binax, Inc. (“Binax”), Ischemia Technologies, Inc. (“Ischemia”), the Determine/DainaScreen assets of Abbott Laboratories’ rapid diagnostic business (the “Determine business”), Thermo BioStar, Inc. (“BioStar”), Innogenetics Diagnostica Y Terapeutica, S.A.U. (“IDT”) and Innovacon, as if the acquisitions of these entities had occurred on January 1, 2005. Pro forma results exclude adjustments for Advanced Clinical Systems Pty Ltd (“ACS”) and CLONDIAG as these acquisitions did not materially affect our results of operations. The pro forma results are derived from the historical financial results of the acquired businesses for all periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2005.

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Pro forma net revenue	$141,288	$131,869
Pro forma net loss	$(1,985)	$(1,940)
Pro forma net loss per common share — basic and diluted (1)	$(0.06)	$(0.06)

(1)            Loss per common share amounts are computed as described in Note 5.

(d) Restructuring Plans of Acquisitions

In connection with our acquisitions of BioStar, Ischemia, Ostex International, Inc. (“Ostex”), IVC Industries, Inc. (now operating as Inverness Medical Nutritionals Group or IMN) and certain entities, businesses and intellectual property of Unilever Plc (the “Unipath business”), we recorded restructuring costs as part of the respective aggregate purchase prices in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

The following table sets forth the restructuring costs and accrual balances recorded on a cash basis in connection with the restructuring activities of these acquired businesses (in thousands):

	Balance at December 31, 2005	Amounts Paid	Other (1)	Balance at March 31, 2006
BioStar	$83	$(51)	$—	$32
Ischemia	144	—	—	144
Ostex	768	(26)	—	742
IMN	127	(11)	—	116
Unipath business	1,307	—	15	1,322
Total restructuring costs	$2,429	$(88)	$15	$2,356

(1)            Represents foreign currency translation adjustment.

During the fourth quarter of 2005, we established a restructuring plan in connection with our acquisition of BioStar and recorded restructuring costs of $0.5 million, of which $0.4 million related to impairment of fixed assets and $0.1 million related to severance costs associated with a headcount reduction. The total number of employees to be involuntarily terminated was nine, of which seven were terminated as of March 31, 2006. Of the costs recorded during 2005, $0.1 million has been paid as of March 31, 2006. Although we believe our plan and estimated exit costs are reasonable, actual spending for exit activities may differ from current estimated exit costs, which might impact the final aggregate purchase price.

In connection with our acquisition of Ischemia in March 2005, we established a restructuring plan whereby we exited the current facilities of Ischemia in Denver, Colorado and combined its activities with our existing manufacturing and distribution facilities during the third quarter of 2005. Total severance costs associated with involuntarily terminated employees were estimated to be $1.6 million, of which $1.5 million has been paid as of March 31, 2006. We estimated costs to vacate the Ischemia facilities to be approximately $135,000, of which $90,000 has been paid as of March 31, 2006. The total number of involuntarily terminated employees was 17, of which all were terminated as of March 31, 2006.

As a result of our acquisition of Ostex, we established a restructuring plan whereby we exited the facilities of Ostex in Seattle, Washington, and combined the activities of Ostex with our existing manufacturing and distribution facilities. The total number of employees to be terminated involuntarily under the restructuring plan was 38, of which all were terminated as of March 31, 2006. Total severance costs associated with involuntarily terminated employees were $1.6 million, all of which has been paid as of March 31, 2006. Costs to vacate the Ostex facilities are $0.5 million, of which $0.2 million has been paid as of March 31, 2006. Additionally, the remaining costs to exit the operations, primarily facilities lease commitments, were $1.9 million, of which $1.5 million has been paid as of March 31, 2006. Total unpaid exit costs amounted to $0.7 million as of March 31, 2006.

Immediately after the close of the acquisition, we reorganized the business operations of IMN to improve efficiencies and eliminate redundant activities on a company-wide basis. The restructuring affected all cost centers within the organization, but most significantly responsibilities at the sales and executive levels, as such activities were combined with our existing business operations. Also as part of the restructuring plan, we relocated one of IMN’s warehouses to a closer proximity of the manufacturing facility to improve efficiency. Of the $1.6 million in total exit costs, which includes severance costs for 47 involuntarily terminated employees and costs to vacate the warehouse, $1.5 million has been paid as of March 31, 2006.

As a result of the acquisition of the Unipath business from Unilever Plc in 2001, we reorganized the operations of the Unipath business for purposes of improving efficiencies and achieving economies of scale on a company-wide basis. Such reorganization affected all major cost centers at the operations in England. Additionally, most business activities of the U.S. division were merged into our existing U.S. businesses. Total exit costs, which primarily related to severance and early retirement obligations for 65 involuntarily terminated employees, were $4.1 million. As of March 31, 2006, $1.3 million, adjusted for foreign exchange effect, in exit costs remained unpaid.

(9)         Restructuring Plan

On May 9, 2005, we committed to a plan to cease operations at our facility in Galway, Ireland. During the three months ended March 31, 2006, we recorded a $2.1 million restructuring charge, of which $0.3 million related to severance, early retirement and outplacement services, $0.1 million related to impairment of fixed assets, $0.5 million related to facility closing costs and $1.2 million related to unrealized foreign exchange losses relating to this plan of termination. The charges for the three months ended March 31, 2006 consisted of $0.7 million charged to cost of goods sold, $0.2 million charged to general and administrative and $1.2 million charged to other expense, of which $0.7 million and $0.2 million of the $0.9 million included in operating income was included in our consumer diagnostic products and professional diagnostic products business segments, respectively.

The total restructuring charges since the commitment date is $7.2 million, of which $2.6 million related to severance, early retirement and outplacement services, $2.4 million related to impairment of fixed assets and inventory, $1.0 million related to facility closing costs and $1.2 million related to unrealized foreign exchange losses relating primarily to this plan of termination.  Of the total $5.8 million restructuring charges recorded in operating income, $5.5 million and $0.3 million were included in our consumer diagnostic products and professional diagnostic products business segments, respectively. The total number of employees to be involuntarily terminated is 113, of which 111 were terminated and the remaining two employees will be terminated during the second quarter of 2006. As of March 31, 2006, of the $2.6 million related to severance, early retirement and outplacement services, $0.2 million remained unpaid. Of the $1.0 million in facility closing costs, $0.4 million remained unpaid as of March 31, 2006. Including the charges recorded through March 31, 2006, we expect the total restructuring charge primarily related to the closure of out Galway facility to be approximately $7.3 million, with additional charges relating principally to severance and facility closing costs of $0.1 million expected to be recorded upon final liquidation within the consumer diagnostic products segment. Upon liquidation, we expect to record a gain of approximately $5.2 million, based on foreign currency exchange rates as of March 31, 2006, as the result of a reclassification of the cumulative translation adjustment to other income.

(10)  Co-Development Arrangement

On February 25, 2005, we entered into a co-development agreement with ITI Scotland Limited (“ITI”), whereby ITI  agreed to provide us with approximately £30 million (or $52.4 million at March 31, 2006) over three years to partially fund research and development programs focused on identifying novel biomarkers and near-patient and home use tests for cardiovascular and other diseases (“the Programs”). We agreed to invest £37.5 million (or $65.5 million at March 31, 2006) in the Programs over three years from the date of the agreement. Through our subsidiary, Stirling Medical Innovations Limited (“Stirling”), we established a new research center in Stirling, Scotland, where we consolidated many of our existing cardiology programs and will ultimately commercialize products arising from the Programs. ITI and Stirling will have exclusive rights to the developed technology in their respective fields of use. As of March 31, 2006, we had received approximately $26.8 million in funding from ITI. As qualified expenditures are made under the co-development arrangement, we recognize the fee earned during the period as a reduction of our related expenses, subject to certain limitations. For the three months ended March 31, 2006 and 2005, we recognized $4.3 million and $2.4 million of reimbursements, respectively, of which $3.8 million and $1.9 million, respectively, offset our research and development spending and $0.5 million in both periods reduced our general, administrative and marketing spending incurred by Stirling. Funds received from ITI in excess of amounts earned are included in accrued expenses and other current liabilities, the balance of which was $4.3 million as of March 31, 2006.

(11)  Senior Credit Facility

As of December 31, 2005, $89.0 million of borrowings were outstanding under our senior credit facility. On February 8 and 9, 2006, we sold an aggregate 3,400,000 shares of our common stock at $24.41 per share to funds affiliated with 14 accredited institutional investors in a private placement. Proceeds from the private placement were approximately $79.3 million, net of issuance costs of $3.7 million. Of this amount, we repaid principal and interest outstanding under our senior credit facility of $74.1 million, with the remainder of the net proceeds retained for general corporate purposes. On February 27, 2006, we borrowed $13.0 million under our European revolving line of credit to fund our acquisition of CLONDIAG.

On March 31, 2006, we entered into an amendment to our third amended and restated credit agreement. The amendment increased the total amount of credit available to us under the credit agreement to $155.0 million, from $100.0 million consisting of a new $45.0 million U.S. term loan, a $40.0 million U.S. revolving line of credit, reduced from $60.0 million under the credit agreement prior to the amendment, and a $70.0 million European revolving line of credit, increased from $40.0 million under the credit agreement prior to the amendment. On March 31, 2006, in connection with our acquisition of Innovacon, we incurred $58.0 million in indebtedness under the credit agreement when we received the proceeds of the entire U.S. term loan and drew an additional $13.0 million under the U.S. revolving line of credit. Our aggregate indebtedness under the amended credit agreement, including the $58.0 million borrowed on March 31, 2006 for the acquisition of Innovacon, was $86.0 million as of March 31, 2006.

We must repay the U.S. term loan in seven consecutive quarterly installments, beginning on September 30, 2006, in an amount equal to 0.25% of the aggregate $45.0 million of U.S. term loan commitments, with the final installment due on March 31, 2008 in the amount of the remaining principal balance of the U.S. term loan. We may repay any existing or future borrowings under the revolving lines of credit at any time, but no later than March 31, 2008. We are required to make mandatory prepayments in various amounts under the credit facilities if we sell assets not in the ordinary course of business above certain thresholds, if we issue stock or sell equity securities, if we issue subordinated debt or if we have excess cash flow.

Borrowings under the revolving lines of credit and term loan bear interest at either (i) the London Interbank Offered Rate (“LIBOR”), as defined in the agreement, plus applicable margins or, at our option, (ii) a floating Index Rate, as defined in the agreement, plus applicable margins. Applicable margins if we choose to use the LIBOR or the Index Rate can range from 2.75% to 3.75% or 1.50% to 2.50%, respectively, for our revolving line of credit depending on the quarterly adjustments that are based on our consolidated financial performance and 4% or 2.75%, respectively, on our term loan. As of March 31, 2006, the LIBOR and Index rates applicable under our primary senior credit facility for the revolving lines of credit were 8.58% and 10.25%, respectively, and for the U.S. term loan were 8.83% and 10.5%, respectively. For the three months ended March 31, 2006 and 2005, we recorded interest expense, including amortization of deferred financing costs, under these senior credit facilities in the aggregate amount of $1.5 million and $0.7 million, respectively. As of March 31, 2006, accrued interest related to the senior credit facility amounted to $0.2 million.

Borrowings under the credit facilities remain secured by the stock of certain of our U.S. and foreign subsidiaries, substantially all of our intellectual property rights, substantially all of the assets of our businesses in the U.S. and a significant portion of the assets of our businesses outside the U.S. We have pledged certain of the assets and properties, including certain intellectual property rights, acquired in connection with the purchase of Innovacon to secure borrowings under the credit facilities and we expect to pledge certain of the assets and properties still to be acquired to secure borrowings under the credit facilities.

(12)  Defined Benefit Pension Plan

Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Service cost	$—	$68
Interest cost	135	153
Expected return on plan assets	(112)	(90)
Realized losses	77	11
Net periodic benefit cost	$100	$142

(13)  Financial Information by Segment

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is composed of the chief executive officer and members of senior management. Our reportable operating segments are Consumer Diagnostic Products, Vitamins and Nutritional Supplements, Professional Diagnostic Products, and Corporate and Other. Our operating results include license and royalty revenue which are allocated to Consumer Diagnostic Products and Professional Diagnostic Products on the basis of the original license or royalty agreement. Included in the operating loss of Corporate and Other are non-allocable corporate expenditures and expenses related to our research and development activities in the area of cardiology, the latter of which amounted to $5.6 million, net of the ITI funding (Note 10) of $3.8 million, and $4.3 million, net of the ITI funding of $1.9 for the three months ended March 31, 2006 and 2005, respectively. Total assets in the area of cardiology, which are included in Corporate and Other in the tables below, amounted to $42.6 million at March 31, 2006 and $41.2 million at December 31, 2005.

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

	Consumer	Vitamins and	Professional	Corporate
	Diagnostic	Nutritional	Diagnostic	and
	Products	Supplements	Products	Other	Total
Three Months Ended March 31, 2006:
Net revenue to external customers	$43,314	$19,003	$65,504	$—	$127,821
Operating income (loss)	$8,480	$(1,077)	$9,416	$(11,835)	$4,984

Three Months Ended March 31, 2005:
Net revenue to external customers	$43,420	$16,921	$31,579	$—	$91,920
Operating income (loss)	$6,941	$(1,860)	$(2,479)	$(8,790)	$(6,188)

Assets:
As of March 31, 2006	$249,899	$53,126	$549,291	$53,953	$906,269
As of December 31, 2005	$253,063	$52,967	$434,796	$50,340	$791,166

(14) Material Contingencies and Legal Settlements

Due to the nature of our business, we may from time to time be subject to commercial disputes, consumer product claims or various other lawsuits arising in the ordinary course of our business, and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can results in counterclaims against us. We are currently not a party to any material legal proceedings.

As of March 31, 2006, we had outstanding material contingent contractual obligations related to our acquisitions of ADC, Binax and CLONDIAG. With respect to our acquisition of ADC, the terms of the merger agreement, as amended, provide for $1.5 million of contingent consideration payable to the ADC shareholders upon the successful completion of a new product under development by June 30, 2006. With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. With respect to the acquisition of CLONDIAG, the terms of the acquisition agreement provide for $8.9 million of contingent consideration, consisting of 224,316 shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on CLONDIAG’s platform technology during the three years following the acquisition date.

(15)  Recent Accounting Pronouncements

Recently Issued Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided we have not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS No. 156 is not expected to have an impact on our financial position, results of operations or cash flows.

Recently Adopted Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. As required by SFAS No. 151, we adopted this new accounting standard on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payment, which addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the original guidance of SFAS No. 123-R, we were to adopt the statement’s provisions for the interim period beginning after June 15, 2005. However, in April 2005, as a result of an action by the Securities and Exchange Commission, companies were allowed to adopt the provisions of SFAS No. 123-R at the beginning of their fiscal year that begins after June 15, 2005. Consequently, we adopted SFAS No. 123-R on January 1, 2006. See Note 4 for further discussion.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement requires a voluntary change in accounting principle be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB Opinion No. 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS No. 154 carries forward, without change, the guidance contained in APB Opinion No. 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 was effective for accounting changes and corrections of errors made after January 1, 2006. The adoption of SFAS No. 154 had no impact on our financial statements.

(16)  Guarantor Financial Information

We issued $150.0 million in senior subordinated notes (the “Bonds”) to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in compliance with Regulation S of the Securities Act. Our payment obligations under the Bonds are currently guaranteed by all of our domestic subsidiaries (the “Guarantor Subsidiaries”). The guarantee is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors in the Bonds. The following supplemental financial information sets forth, on a consolidating basis, the statements of operations and cash flows for the three months ended March 31, 2006 and 2005 and the balance sheets as of March 31, 2006 and December 31, 2005 for our company (the “Issuer”), the Guarantor Subsidiaries and our other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects our investments and the Guarantor Subsidiaries’ investments in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2006

(unaudited)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$5,887	$72,877	$61,252	$(17,263)	$122,753
License and royalty revenue	—	71	4,997	—	5,068
Net revenue	5,887	72,948	66,249	(17,263)	127,821
Cost of sales	6,697	51,012	34,929	(17,071)	75,567
Gross profit	(810)	21,936	31,320	(192)	52,254
Operating expenses:
Research and development	983	1,928	7,699	—	10,610
Sales and marketing	1,302	10,084	9,436	—	20,822
General and administrative	5,152	3,876	6,810	—	15,838
Total operating expenses	7,437	15,888	23,945	—	47,270
Operating (loss) income	(8,247)	6,048	7,375	(192)	4,984
Equity in earnings of subsidiaries, net of tax	7,271	—	—	(7,271)	—
Interest expense, including amortization of discounts and write-off of deferred financing costs	(4,079)	(796)	(2,523)	1,677	(5,721)
Other income (expense), net	2,703	(99)	(1,355)	(1,677)	(428)
(Loss) income before provision for income taxes	(2,352)	5,153	3,497	(7,463)	(1,165)
Provision for income taxes	278	554	633	—	1,465
Net (loss) income	$(2,630)	$4,599	$2,864	$(7,463)	$(2,630)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2005

(unaudited)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$5,478	$51,086	$45,339	$(12,204)	$89,699
License and royalty revenue	—	31	2,190	—	2,221
Net revenue	5,478	51,117	47,529	(12,204)	91,920
Cost of sales	5,617	43,048	24,564	(13,498)	59,731
Gross profit	(139)	8,069	22,965	1,294	32,189
Operating expenses:
Research and development	141	1,115	5,976	—	7,232
Sales and marketing	480	7,177	9,373	—	17,030
General and administrative	3,308	3,622	7,185	—	14,115
Total operating expenses	3,929	11,914	22,534	—	38,377
Operating (loss) income	(4,068)	(3,845)	431	1,294	(6,188)
Equity in earnings of subsidiaries, net of tax	3,907	—	—	(3,907)	—
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs	(4,245)	(484)	(1,343)	1,060	(5,012)
Other income (expense), net	(3,074)	8,660	324	(999)	4,911
(Loss) income before income taxes	(7,480)	4,331	(588)	(2,552)	(6,289)
Provision for income taxes	322	718	473	—	1,513
Net (loss) income	$(7,802)	$3,613	$(1,061)	$(2,552)	$(7,802)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
March 31, 2006

(unaudited)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$306	$9,743	$23,476	$—	$33,525
Accounts receivable, net of allowances	2,632	48,165	38,106	—	88,903
Inventories	7,438	41,021	27,339	(6,292)	69,506
Deferred tax assets	—	1	844	—	845
Prepaid expenses and other current assets	3,817	2,833	11,812	—	18,462
Intercompany receivables	35,555	28,133	16,345	(80,033)	—
Total current assets	49,748	129,896	117,922	(86,325)	211,241
Property, plant and equipment, net	2,222	30,522	42,333	—	75,077
Goodwill	116,971	109,116	146,626	—	372,713
Other intangible assets with indefinite lives	5,000	21,120	46,206	—	72,326
Core technology and patents, net	19,824	13,085	29,560	—	62,469
Other intangible assets, net	35,181	37,378	27,063	—	99,622
Deferred financing costs, net and other non-current assets	5,321	2,255	4,420	—	11,996
Deferred tax assets	134	—	691	—	825
Investment in subsidiaries	355,211	(1,281)	—	(353,930)	—
Intercompany notes receivable	143,606	54,650	3	(198,259)	—
Total assets	$733,218	$396,741	$414,824	$(638,514)	$906,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$1,850	$—	$1,850
Current portion of capital lease obligations	—	517	35	—	552
Accounts payable	6,194	16,483	13,814	—	36,491
Accrued expenses and other current liabilities	20,388	21,680	36,602	—	78,670
Intercompany payables	17,849	35,451	26,733	(80,033)	—
Total current liabilities	44,431	74,131	79,034	(80,033)	117,563
Long-term liabilities:
Long-term debt, net of current portion	169,506	58,000	28,124	—	255,630
Capital lease obligations, net of current portion	—	777	57	—	834
Deferred tax liabilities	4,231	6,510	9,000	127	19,868
Other long-term liabilities	—	285	5,384	—	5,669
Intercompany notes payable	8,345	50,379	139,535	(198,259)	—
Total long-term liabilities	182,082	115,951	182,100	(198,132)	282,001
Stockholders’ equity	506,705	206,659	153,690	(360,349)	506,705
Total liabilities and stockholders’ equity	$733,218	$396,741	$414,824	$(638,514)	$906,269

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2005

(unaudited)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$1,196	$8,080	$24,994	$—	$34,270
Accounts receivable, net of allowances	2,344	34,834	33,298	—	70,476
Inventories	7,518	42,794	26,997	(6,100)	71,209
Deferred tax assets	—	—	844	—	844
Prepaid expenses and other current assets	2,228	2,720	12,586	—	17,534
Intercompany receivables	38,919	34,346	19,974	(93,239)	—
Total current assets	52,205	122,774	118,693	(99,339)	194,333
Property, plant and equipment, net	2,632	31,164	38,415	—	72,211
Goodwill	72,787	109,637	139,786	—	322,210
Other intangible assets with indefinite lives	8,700	12,420	42,622	—	63,742
Core technology and patents, net	28,269	5,556	30,225	—	64,050
Other intangible assets, net	20,321	18,429	21,739	—	60,489
Deferred financing costs, net, and other non-current assets	6,696	2,347	4,426	—	13,469
Deferred tax assets	—	—	662	—	662
Investment in subsidiaries	297,607	(1,162)	—	(296,445)	—
Intercompany notes receivable	130,001	43,066	—	(173,067)	—
Total assets	$619,218	$344,231	$396,568	$(568,851)	$791,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$2,367	$—	$2,367
Current portion of capital lease obligations	—	508	34	—	542
Accounts payable	1,549	25,438	15,168	—	42,155
Accrued expenses and other current liabilities	12,935	22,939	28,872	—	64,746
Intercompany payables	34,070	31,357	27,812	(93,239)	—
Total current liabilities	48,554	80,242	74,253	(93,239)	109,810
Long-term liabilities:
Long-term debt, net of current portion	169,456	60,000	29,161	—	258,617
Capital lease obligations, net of current portion	—	914	64	—	978
Deferred tax liabilities	3,900	5,964	8,889	128	18,881
Other long-term liabilities	—	278	5,294	—	5,572
Intercompany notes payable	—	42,331	130,736	(173,067)	—
Total long-term liabilities	173,356	109,487	174,144	(172,939)	284,048
Stockholders’ equity	397,308	154,502	148,171	(302,673)	397,308
Total liabilities andstockholders’ equity	$619,218	$344,231	$396,568	$(568,851)	$791,166

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006

(unaudited)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(2,630)	$4,599	$2,864	$(7,463)	$(2,630)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(7,271)	—	—	7,271	—
Interest expense related to amortization and write-off of non-cash original issue discount and deferred financing costs	296	216	165	—	677
Depreciation and amortization	1,603	2,337	3,706	—	7,646
Non-cash income related to currency hedge	(217)	—	—	—	(217)
Deferred income taxes	196	546	1	—	743
Other non-cash items	159	18	(36)	—	141
Non-cash stock-based compensation expense	1,318	—	—	—	1,318
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(288)	(2,291)	(3,729)	—	(6,308)
Inventories	80	3,873	268	192	4,413
Prepaid expenses and other current assets	(1,589)	84	725	—	(780)
Intercompany payables or receivables	(1,474)	4,887	(2,097)	(1,316)	—
Accounts payable	3,645	(9,205)	(1,807)	—	(7,367)
Accrued expenses and other current liabilities	(3,256)	(1,984)	771	—	(4,469)
Other non-current liabilities	—	7	84	—	91
Net cash (used in) provided by operating activities	(9,428)	3,087	915	(1,316)	(6,742)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)
For the Three Months Ended March 31, 2006

(unaudited)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(135)	(1,093)	(3,121)	—	(4,349)
Proceeds from sale of property, plant and equipment	—	6	27	—	33
Cash paid for acquisitions and transactional costs, net of cash acquired	(58,584)	(26)	(11,559)	—	(70,169)
Decrease (increase) in other assets	1,122	(16)	(66)	—	1,040
Net cash (used in) provided by investing activities	(57,597)	(1,129)	(14,719)	—	(73,445)
Cash Flows from Financing Activities:
Cash paid for financing costs	8	(167)	(157)	—	(316)
Proceeds from issuance of common stock, net of issuance costs	82,128	—	—	—	82,128
Net repayment under revolving line of credit	—	(2,000)	(1,654)	—	(3,654)
Repayments of notes payable	—	—	(42)	—	(42)
Principal payments of capital lease obligations	—	(128)	(9)	—	(137)
Intercompany notes payable (receivable)	(16,000)	2,000	14,000	—	—
Net cash provided by (used in) financing activities	66,136	(295)	12,138	—	77,979
Foreign exchange effect on cash and cash equivalents	—	—	147	1,316	1,463
Net (decrease) increase in cash and cash equivalents	(889)	1,663	(1,519)	—	(745)
Cash and cash equivalents, beginning of period	1,195	8,080	24,995	—	34,270
Cash and cash equivalents, end of period	$306	$9,743	$23,476	$—	$33,525

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005

(unaudited)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(7,802)	$3,613	$(1,061)	$(2,552)	$(7,802)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(3,907)	—	—	3,907	—
Interest expense related to amortization and write-off of non-cash original issue discount and deferred financing costs	292	96	55	—	443
Depreciation and amortization	304	2,285	3,613	—	6,202
Deferred income taxes	112	526	—	—	638
Other non-cash items	(29)	(6)	(37)	—	(72)
Minority interest in subsidiary	—	—	207	—	207
Non-cash charge relating to currency hedge	4	—	—	—	4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	726	5,079	2,883	—	8,688
Inventories	510	(557)	(1,595)	(1,355)	(2,997)
Prepaid expenses and other current assets	(857)	(640)	(2,979)	—	(4,476)
Intercompany payables or receivables	5,790	(2,900)	(3,304)	414	—
Accounts payable	1,098	1,329	2,921	—	5,348
Accrued expenses and other current liabilities	289	(1,259)	10,018	—	9,048
Other non-current liabilities	—	—	76	—	76
Net cash (used in) provided by operating activities	(3,470)	7,566	10,797	414	15,307

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)
For the Three Months Ended March 31, 2005

(unaudited)
(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(275)	(1,342)	(2,362)	—	(3,979)
Proceeds from sale of property, plant and equipment	—	6	37	—	43
Payments of transactional costs for previous acquisitions	(12,492)	1,671	(4,955)	—	(15,776)
Increase in other assets	(231)	37	(200)	—	(394)
Net cash used in investing activities	(12,998)	372	(7,480)	—	(20,106)

Cash Flows from Financing Activities:
Cash paid for financing costs	(82)	(163)	(110)	—	(355)
Proceeds from issuance of common stock, net of issuance costs	899	—	—	—	899
Net repayment under revolving line of credit	(77)	—	22,247	—	22,170
Repayments of notes payable	—	—	(9)	—	(9)
Principal payments of capital lease obligations	—	(113)	(2)	—	(115)
Intercompany notes (payables) or receivables	16,000	—	(16,000)	—	—
Net cash provided by (used in) financing activities	16,740	(276)	6,126	—	22,590
Foreign exchange effect on cash and cash equivalents	—	—	(466)	(414)	(880)
Net increase in cash and cash equivalents	272	7,662	8,977	—	16,911
Cash and cash equivalents, beginning of period	12	3,551	13,193	—	16,756
Cash and cash equivalents, end of period	$284	$11,213	$22,170	$—	$33,667

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Overview

As a leading global manufacturer and supplier of rapid diagnostic products for consumer and professional markets, we are continually exploring new opportunities for our proprietary electrochemical and other technologies in a variety of professional diagnostic and consumer-oriented applications, including immuno-diagnostics with a focus on women’s health, cardiology and infectious disease. Our emphasis on new product development requires substantial investment and involves significant inherent risk. Our new product development efforts, as well as our position as a leading supplier of consumer pregnancy and fertility/ovulation tests and rapid point-of-care diagnostics, are supported by the strength of our intellectual property portfolio. We intend to continue to devote substantial resources to research and development activities. Our February 2005 co-development agreement with ITI Scotland Limited (“ITI”), who agreed to provide us with approximately 30 million British Pounds Sterling over three years to fund certain new and existing cardiovascular-related research and development initiatives, as well as development of our new cardiac center in Stirling, Scotland, is evidence of this commitment. In addition, we will continue to aggressively defend our substantial intellectual property portfolio, which underlies our emphasis on new product development, against potential infringers.

For the three months ended March 31, 2006, we recorded net revenue of $127.8 million, compared to $91.9 million for the three months ended March 31, 2005. Adjusted for the unfavorable impact of currency translation, net revenue of $130.0 million for the first quarter of 2006 was approximately 41% higher than the first quarter of 2005. Primarily as a result of our acquisitions, our combined consumer and professional diagnostics businesses experienced a 46% growth, adjusted for the impact of currency translation, while our nutritional business, with net revenue of approximately $19.0 million, experienced an increase of 12% from the first quarter of 2005.

For the three months ended March 31, 2006, we incurred a net loss of $2.6 million, compared to a net loss of $7.8 million for the three months ended March 31, 2005. The improvement in net loss for the first quarter of 2006, compared to the first quarter of 2005, resulted from: (i) an increase in our diagnostics business largely due to our recent acquisitions of Binax, the Determine business, BioStar and IDT, (ii) an increase in royalty revenue relating to the impact of the ongoing royalty earned during the recent quarter from our settlement with Quidel Corporation and (iii) an increase in our nutritional business revenue.

During the three months ended March 31, 2006, the Company acquired 67.45% of CLONDIAG chip technologies GmbH (“CLONDIAG”), a private company located in Jena in Germany which has developed a multiplexing technology for nucleic acid and immunoassay-based diagnostics, for a preliminary aggregate purchase price of $22.7 million and acquired the assets of ACON Laboratories’ business of researching, developing, manufacturing, marketing and selling lateral flow immunoassay and directly-related products (“Innovacon”) for a preliminary aggregate purchase price of approximately $90.2 million.

Results of Operations

Net Product Sales, Total and by Business Segment. Total net product sales increased by $33.1 million, or 37%, to $122.8 million for the three months ended March 31, 2006 from $89.7 million for the three months ended March 31, 2005. Excluding the unfavorable impact of currency translation, net product sales for the three months ended March 31, 2006 increased by $35.4 million, compared to the three months ended March 31, 2005. Net product sales by business segment for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31,		%
	2006	2005	Change
Consumer diagnostic products	$41,198	$41,935	(2)%
Vitamins and nutritional supplements	19,003	16,921	12%
Professional diagnostic products	62,552	30,843	103%
Total net product sales	$122,753	$89,699	37%

Adjusted for currency translation impact, net product sales of our consumer diagnostic products increased by $0.7 million, or 2%, comparing the three months ended March 31, 2006 to the three months ended March 31, 2005. This increase represents organic growth in our premium pregnancy test products.

Comparing the three months ended March 31, 2006 to the three months ended March 31, 2005, our vitamins and nutritional supplements business increased by $2.1 million, or 12%.

Adjusted for currency translation impact, net product sales of our professional diagnostic products increased by $32.6 million, or 105%, comparing the three months ended March 31, 2006 to the three months ended March 31, 2005. Of the currency adjusted increase, revenue increased as a result of our acquisitions, primarily Binax in March 2005 which contributed $9.7 million; the Determine business in June 2005 which contributed $8.2 million; IDT in September 2005 which contributed $3.8 million; BioStar in September 2005 which contributed $8.6 million; and CLONDIAG in February 2006 which contributed $0.1 million, for a total contribution of $30.5 million of net product sales during the three months ended March 31, 2006. Excluding the impact from currency translation, net product sales of our professional diagnostic products increased by $31.7 million, or 103%, comparing the three months ended March 31, 2006 to the three months ended March 31, 2005.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third-parties. License and royalty revenue increased by $2.8 million, or 128%, to $5.1 million for the three months ended March 31, 2006 from $2.2 million for the three months ended March 31, 2005. The increase relates to the impact of the ongoing royalty earned during the three months ended March 31, 2006 from royalties from Quidel.

Gross Profit and Margin. Gross profit increased by $20.1 million, or 62%, to $52.3 million for the three months ended March 31, 2006 from $32.2 million for the three months ended March 31, 2005. Gross profit during the three months ended March 31, 2006 benefited from higher royalties and higher than average margins earned on revenue from our recently acquired businesses. Included in gross profit for the three months ended March 31, 2006 was a restructuring charge of $0.7 million related to the closure of our Galway, Ireland manufacturing facility and a charge of $0.1 million for stock based compensation related to our January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123-R, Share-Based Payment.

Overall gross margin for the three months ended March 31, 2006 was 41%, compared to 35% for the three months ended March 31, 2005. Excluding the impact of the restructuring charge and stock-based compensation, gross margin was 42% for the three months ended March 31, 2006. Gross profit for the three months ended March 31, 2005 included a $1.6 million charge for returns and inventory reserve related to the recall of the drugs of abuse diagnostic products. Excluding the effect of the provisions for returns and inventory reserve related to the recall of the drugs of abuse diagnostic products, gross margin for the three months ended March 31, 2005 was 37%.

Gross Profit from Net Product Sales by Business Segment. Gross profit from net product sales represents total gross profit less gross profit associated with license and royalty revenue. Gross profit from total net product sales increased by $17.6 million, or 57%, to $48.6 million for the three months ended March 31, 2006 from $31.0 million for the three months ended March 31, 2005. Gross profit from net product sales by business segment for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31,		%
	2006	2005	Change
Consumer diagnostic products	$20,296	$20,924	(3)%
Vitamins and nutritional supplements	834	689	21%
Professional diagnostic products	27,434	9,350	193%
Total gross profit from net product sales	$48,564	$30,964	57%

Gross profit from our consumer diagnostic product sales decreased by $0.6 million, or 3%, to $20.3 million for the first quarter of 2006 compared to $20.9 million for the first quarter of 2005. Factors contributing to the decrease during the three months ended March 31, 2006 included a restructuring charge of $0.7 million related to the closure of our Galway, Ireland manufacturing facility and a charge of $0.1 million for stock-based compensation related to our January 1, 2006 adoption of SFAS No. 123-R. Excluding the impact of the restructuring charge and stock-based compensation expense, gross profit for the three months ended March 31, 2006 was $21.1 million, which represents an increase of $0.1 million, or 1%, as compared with the three months ended March 31, 2005. As a percentage of our consumer diagnostic product sales, gross margin, excluding the impact of the restructuring charge and stock-based compensation, for the three months ended March 31, 2006 was 51% compared with a gross margin percentage of 50% for the three months ended March 31, 2005.

Comparing the first quarter of 2006 to the first quarter of 2005, gross profit from our vitamins and nutritional supplements product sales was relatively flat with an increase of $0.1 million, or 21%, to $0.8 million from $0.6 million. As a percentage of net product sales, gross profit for our vitamins and nutritional supplements business was approximately 4% during each of the quarters ended March 31, 2006 and 2005.

Gross profit from our professional diagnostic product sales increased by $18.1 million, or 193%, to $27.4 million for the first quarter of 2006 compared to $9.4 million for the first quarter of 2005. The increase in gross profit is largely attributable to the increase in product sales resulting primarily from our acquisitions of Binax, BioStar and the Determine business, where higher margin products are manufactured. As a percentage of our professional diagnostic product sales, gross margin for the first quarter of 2006 was 44%. Gross margin for the first quarter of 2005 included a $1.6 million charge related to a recall of the drugs of abuse diagnostic products. Excluding the impact of this recall, gross margin for the first quarter of 2005 was 35%.

Research and Development Expense. Research and development expense increased by $3.4 million, or 47%, to $10.6 million for the three months ended March 31, 2006 from $7.2 million for the three months ended March 31, 2005. The increase was primarily the result of $2.2 million of increased spending related to our cardiology research programs, $2.2 million additional spending related to our acquisitions of Binax, BioStar and CLONDIAG, a $0.3 million charge for stock-based compensation related to our January 1, 2006 adoption of SFAS No. 123-R. The amount of research and development expense for the first quarter of 2006, or $10.6 million, was partially offset by $3.8 million of funding from ITI earned during the quarter, which represented an increase in funding of $1.9 million over the comparable quarter in 2005 and $0.6 million of favorable impact resulting from foreign currency translation.

Sales and Marketing Expense. Sales and marketing expense increased by $3.8 million, or 22%, to $20.8 million for the three months ended March 31, 2006 from $17.0 million for the three months ended March 31, 2005. The increase in sales and marketing expense was primarily the result of approximately $4.2 million of additional spending related to our acquisitions, primarily Binax, BioStar and IDT and a $0.2 million charge for stock-based compensation related to our January 1, 2006 adoption of SFAS No. 123-R, partially offset by a $0.6 million of favorable impact resulting from foreign currency translation.

Sales and marketing expense as a percentage of net product sales decreased to 16% for the three months ended March 31, 2006, compared to 19% for the three months ended March 31, 2005.

General and Administrative Expense. General and administrative expense increased by $1.7 million, or 12%, to $15.8 million for the three months ended March 31, 2006 from $14.1 million for the three months ended March 31, 2005. Approximately $2.1 million of the increase in general and administrative expense resulted from additional spending related to our acquisitions of Binax, BioStar, IDT and the Determine business, along with a $0.8 million charge for stock-based compensation related to our January 1, 2006 adoption of SFAS No. 123-R, offset by a decrease in legal spending of $2.1 million and a $0.3 million of favorable impact resulting from foreign currency translation.

Interest Expense. Interest expense includes interest charges, the write-off and amortization of deferred financing costs and the amortization of non-cash discounts associated with our debt issuances. Interest expense increased by $0.7 million, or 14%, to $5.7 million for the three months ended March 31, 2006 from $5.0 million for the three months ended March 31, 2005. Such increase was partially due to a higher average outstanding debt balance which was $260.7 million during the three months ended March 31, 2006, compared to $202.3 million during the three months ended March 31, 2005, as a result of borrowings to fund various acquisitions and operations. Additionally, higher applicable interest rates on the senior credit facility during the three months ended March 31, 2006 compared with the three months ended March 31, 2005 and an increase in the amortization of deferred financing costs related to the debt refinancings that occurred later in fiscal year 2005 and during the first quarter of 2006 contributed to the increase in interest expense.

Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income, net are summarized as follows (in thousands):

	Three Months Ended March 31,		$
	2006	2005	Change
Interest income	$333	$238	$95
Foreign exchange gains (losses), net	(1,610)	185	(1,795)
Other	849	4,488	(3,639)
Total other (expense) income, net	$(428)	$4,911	$(5,339)

Included in the foreign exchange gains (losses), net for the three months ended March 31, 2006 was a $1.2 million unrealized foreign exchange loss associated with the closure of our Galway, Ireland manufacturing facility. Other income of $0.8 million included $0.2 million of income related to a foreign currency exchange contract, a $0.8 million gain on a legal settlement related to the resolution of a contingency related to our 2003 acquisition of ABI, and $0.2 million of additional expense related to a legal settlement of a class action suit against several raw material suppliers in our vitamins and nutritional supplements business.

Provision for Income Taxes. Provision for income taxes was $1.5 million for the three months ended March 31, 2006 which was relatively flat from $1.5 million for the three months ended March 31, 2005. The effective tax rate was (126)% for the three months ended March 31, 2006, compared to (24)% for the three months ended March 31, 2005. The income tax provision for both periods is primarily related to the recognition of U.S. deferred tax liabilities for temporary differences between the book and tax basis of goodwill and certain intangible assets with indefinite lives, state income tax provision and foreign income tax provisions for various foreign subsidiaries.

Net Loss. We incurred a net loss of $2.6 million, or $0.09 per basic and diluted common share, for the three months ended March 31, 2006, compared to a net loss of $7.8 million, or $0.37 per basic and diluted common share, for the three months ended March 31, 2005. The decrease in net loss for the three months ended March 31, 2006, compared to the three months ended March 31, 2005, primarily resulted from the various factors as discussed above. See Note 5 of the accompanying consolidated financial statements for the calculation of net loss per common share.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our existing capital resources, credit facilities and expected funding resulting from our co-development funding agreement with ITI will be adequate to fund our operations, including our outstanding debt and other commitments, as discussed below, for the next 12 months. We expect to fund our working capital needs and other commitments primarily through the co-development funding program with ITI and through our operating cash flow, which we expect to improve as we grow our business through new product introductions and by continuing to leverage our strong intellectual property position. We also expect to rely on our credit facilities to fund a portion of our capital needs and other commitments.

Our funding plans for our working capital needs and other commitments may be adversely impacted by unexpected costs associated with prosecuting and defending our existing lawsuits and/or unforeseen lawsuits against us, integrating the operations of newly acquired companies and executing our cost savings strategies. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to make significant investments in our research and development efforts related to the substantial intellectual property portfolio we own. We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed, or, may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

Changes in Cash Position

As of March 31, 2006, we had cash and cash equivalents of $33.5 million, a $0.7 million decrease from December 31, 2005. Since our split off from our former parent company in November 2001, we have funded our business through operating cash flows, proceeds from borrowings and the issuance of equity securities. Our primary source of cash during the three months ended March 31, 2006, included $82.1 million in proceeds from the issuance of our common stock as well as common stock issues under employee stock option and stock purchase plans. During the three months ended March 31, 2006, we used $6.7 million of cash to fund our operating activities, which resulted from our net loss of $2.6 million and a $14.4 million use of cash associated with an increase in working capital, offset by $10.3 million of non-cash items. Our investing activities during the three months ended March 31, 2006 used $73.4 million of cash and consisted primarily of $70.2 million of cash used for acquisitions and $4.3 million of capital equipment purchases. Our non-equity financing activities, primarily borrowings under our primary senior credit facility, net of various debt repayments and financing costs, used cash of $4.1 million during the three months ended March 31, 2006. Fluctuations in foreign currencies favorably impacted our cash balance by $1.4 million during the three months ended March 31, 2006.

Investing Activities

During the three months ended March 31, 2006, we paid $70.2 million in cash for acquisitions and transaction related costs, net of cash acquired, primarily with respect to our acquisitions of CLONDIAG and Innovacon during this period.

On February 28, 2006, we acquired 67.45% of CLONDIAG, a private company located in Jena in Germany which has developed a multiplexing technology for nucleic acid and immunoassay based diagnostics. The acquisition agreement provides that we will purchase the remaining 32.55% on or before August 1, 2006. The aggregate purchase price was $22.7 million, which consisted of $11.8 million in cash, 218,502 shares of our common stock with an aggregate fair value of $5.8 million and a $5.1 million payable to acquire the remaining 32.55% stock ownership. The terms of the acquisition agreement also provide for contingent consideration totaling approximately $8.9 million consisting of 224,316 shares of common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on CLONDIAG’s platform technology during the three years following the acquisition date. This contingent consideration will be accounted for as an increase in the aggregate purchase price, if and when the contingency occurs.

On March 31, 2006, we acquired Innovacon, consisting of the assets of ACON Laboratories’ business of researching, developing, manufacturing, marketing and selling lateral flow immunoassay and directly-related products in the United States, Canada, Europe (excluding Russia, the former Soviet Republics that are not part of the European Union, Spain, Portugal and Turkey), Israel, Australia, Japan and New Zealand. The preliminary aggregate purchase price was approximately $90.2 million which consisted of $55.1 million in cash, 711,676 shares of our common stock with an aggregate fair value of $19.7 million, $5.4 million in estimated direct acquisition costs and an additional minimum liability of $10.0 million payable to the sellers on the deferred payment date, pursuant to the acquisition agreement. In addition to the amounts described above, we will be required to make additional payments of between $56.1 million to $91.1 million upon the completion of the construction, permitting and validation of a newly constructed manufacturing facility in Hangzhou, China and regulatory clearance in Spain and Portugal.  $31.25 million of the remaining payments will be made through the issuance of our common stock, with the balance payable in cash.  The timing and amount of any such payments is contingent upon the successful completion of various milestones, as defined in the acquisition agreement, and certain regulatory approvals.

Financing Activities

On February 8 and 9, 2006, we sold an aggregate 3,400,000 shares of our common stock at $24.41 per share to funds affiliated with 14 accredited institutional investors in a private placement. Proceeds from the private placement were approximately $79.3 million, net of issuance costs of $3.7 million. Of this amount, we repaid principal and interest outstanding under our senior credit facility of $74.1 million, with the remainder of the net proceeds retained for general corporate purposes.

As of March 31, 2006, we had an aggregate of $1.4 million in outstanding capital lease obligations which are payable through 2009.

Income Taxes

As of December 31, 2005, we had approximately $170.2 million and $26 million of domestic and foreign net operating loss, or NOL, carryforwards, respectively, which either expire on various dates through 2025 or can be carried forward indefinitely. These losses are available to reduce federal and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic operating loss carryforward amount at December 31, 2005 included approximately $71.2 million of pre-acquisition losses from our subsidiaries, Inverness Medical Nutritionals Group, Ischemia, Ostex International, Inc. and Advantage Diagnostics Corporation. The future benefit of these losses will be applied first to reduce to zero any goodwill and other noncurrent intangible assets related to the acquisitions, prior to reducing our income tax expense. Also included in our domestic NOL carryforwards at December 31, 2005 was approximately $2.6 million resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax. Furthermore, all domestic losses are subject to the Internal Revenue Service Code Section 382 limitation and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long term tax exempt rate. We have recorded a valuation allowance against a portion of the deferred tax assets related to our net operating losses and certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets, as these assets can only be realized via profitable operations.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2006.

Contractual Obligations

The following table summarizes our principal contractual obligations as of March 31, 2006 that have changed significantly since December 31, 2005 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K for the year ended December 31, 2005 but omitted in the table below represent those that have not changed significantly since that date.

	Payments Due by Period
Contractual Obligations	Total	2006	2007-2008	2009-2010	Thereafter
	(in thousands)
Long-term debt obligations (1)	$257,974	$2,039	$105,935	$—	$150,000
Purchase of remaining CLONDIAG business (2)	$10,900	$10,900	$—	$—	$—
Purchase obligations — other (3)	$40,564	$40,564	$—	$—	$—
Interest on debt (4)	$81,930	$11,369	$29,728	$26,250	$14,583
Total	$391,368	$64,872	$135,663	$26,250	$164,583

(1)          Long-term debt obligations increased by $3.5 million since December 31, 2005 primarily due to our borrowings under the lines of credit of our primary senior credit facility during the three months ended March 31, 2006.

(2)          In connection with our acquisition of CLONDIAG, the acquisition agreement provides that we will purchase the remaining 32.55% of this business or before August 1, 2006 (see Note 8(b) of our accompanying consolidated financial statements).

(3)          Other purchase obligations relate to inventory purchases and other operating expense commitments. Other purchase obligations increased by $4.8 million, as compared to the commitments at December 31, 2005, primarily due to our efforts to reduce our raw materials costs in our Nutritional business by executing certain bulk purchase commitments.

(4)          Interest on debt includes amounts based on our $150.0 million senior subordinated notes and $20.0 million subordinated promissory notes. Amounts exclude interest on all other debt due to the variable interest rates (see Note 11 of our accompanying consolidated financial statements). Interest on debt has decreased by $3.8 million since December 31, 2005.

As of March 31, 2006, we had outstanding material contingent contractual obligations related to our acquisitions of ADC, Binax and CLONDIAG. With respect to our acquisition of ADC, the terms of the merger agreement, as amended, provide for $1.5 million of contingent consideration payable to the ADC shareholders upon the successful completion of a new product under development by June 30, 2006. With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. With respect to the acquisition of CLONDIAG, the terms of the acquisition agreement provide for $8.9 million of contingent consideration, consisting of 224, 316 shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on CLONDIAG’s platform technology during the three years following the acquisition date.

Critical Accounting Policies

The consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The accounting policies discussed below are considered by our management and our audit committee to be critical to an understanding of our financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the notes to our audited consolidated financial statements for the year ended December 31, 2005 included in our Annual Report on Form 10-K include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

In connection with the acquisition of the rapid diagnostics business in September 2003 and the Determine business in June 2005 from Abbott, we entered into a transition services agreement with Abbott, whereby Abbott would continue to distribute certain of the acquired products for a period of up to 18 months following each acquisition subject to certain extensions. During the transition period, we recognized revenue on sales of the products when title transferred from Abbott to third party customers.

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

Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $14.1 million and $13.4 million, or 10% and 13%, respectively, of product sales for the three months ended March 31, 2006 and 2005, respectively, which have been recorded against product sales to derive our net product sales.

Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $88.9 million and $70.5 million, net of allowances for doubtful accounts of $9.8 million and $9.7 million, as of March 31, 2006 and December 31, 2005, respectively.

Valuation of Inventories

We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers, manufacturing lead times and, less commonly, decisions to withdraw our products from the market. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $69.5 million and $71.2 million, net of a provision for excess and obsolete inventory of $7.5 million and $7.7 million, as of March 31, 2006 and December 31, 2005, respectively.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of March 31, 2006, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $75.1 million, $372.7 million and $234.4 million, respectively.

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

Valuation of Goodwill

We have goodwill balances related to our consumer diagnostics and professional diagnostics (which includes cardiology) reporting units, which amounted to $85.3 million and $287.4 million, respectively, as of March 31, 2006. As of September 30, 2005, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired. Because future cash flows and operating results used in the impairment review are based on management’s projections and assumptions, future events can cause such projections to differ from those used at September 30, 2005, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our review as of September 30, 2005, that would require us to reassess whether the carrying values of our goodwill have been impaired.

Valuation of Other Long-Lived Tangible and Intangible Assets

Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of March 31, 2006, future events could cause us to conclude otherwise.

Stock-Based Compensation

As of January 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123-R, Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Our expected volatility is based upon the historical volatility of our stock. We have chosen to utilize the simplified method to calculate the expected life of options which averages an award’s weighted average vesting period and its contractual term. As stock-based compensation expense is recognized in our consolidated statement of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of SFAS No.123-R, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

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

Loss Contingencies

Due to the nature of our business, we may from time to time be subject to commercial disputes, consumer product claims or various other lawsuits arising in the ordinary course of our business, and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can results in counterclaims against us. We are currently not a party to any material legal proceedings.

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

Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS No. 155 to have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS No. 156 is not expected to have an impact on our financial position, results of operations or cash flows.

Recently Adopted Accounting Standards

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. As required by SFAS No. 151, we adopted this new accounting standard on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payment, which addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Under the original guidance of SFAS No. 123-R, we were to adopt the statement’s provisions for the interim period beginning after June 15, 2005. However, in April 2005, as a result of an action by the Securities and Exchange Commission, companies were allowed to adopt the provisions of SFAS No. 123-R at the beginning of their fiscal year that begins after June 15, 2005. Consequently, we adopted SFAS No. 123-R on January 1, 2006. See Note 4 in our accompanying consolidated financial statements for further discussion.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement requires a voluntary change in accounting principle be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB Opinion No. 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS No. 154 carries forward, without change, the guidance contained in APB Opinion No. 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 was effective for accounting changes and corrections of errors made after January 1, 2006. The adoption of SFAS No. 154 had no impact on our financial statements.

SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. There may be events in the future that we are not able to predict accurately or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We caution investors that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those we discuss in this report. These differences may be the result of various factors, including those factors described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005 and other risk factors identified herein or from time to time in our periodic filings with the SEC. Some important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:

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

•                  our ability to comply with regulatory requirements, including the outcome of the SEC’s ongoing investigation into the revenue recognition issues at our Wampole subsidiary disclosed in June 2005 and the ongoing inquiry by the Federal Trade Commission into our acquisition of certain assets from Acon Laboratories.

•                  product efficacy or safety concerns resulting in product recalls or declining sales;

•                  the impact of business combinations and organizational restructurings consistent with evolving business strategies;

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

Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At March 31, 2006, our short-term investments approximated market value.

At March 31, 2006, we had revolving lines of credit available to us of up to $155.0 million in the aggregate under our primary senior credit facility, against which $86.0 million was outstanding. We may repay any borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008. Borrowings under the revolving lines of credit bear interest at either (i) the London Interbank Offered Rate, or LIBOR, as defined in the credit agreement, plus applicable margins or, at our option, (ii) a floating Index Rate, as defined in the agreement, plus applicable margins. Applicable margins if we choose to use the LIBOR or the Index Rate can range from 2.75% to 3.75% or 1.50% to 2.50%, respectively, depending on the quarterly adjustments that are based on our consolidated financial performance.

As of March 31, 2006, the LIBOR and Index rates applicable under our primary senior credit facility for the revolving lines of credit were 8.58% and 10.25%, respectively, and for the U.S. term loan were 8.83% and 10.5%, respectively. Assuming no changes in our leverage ratio, which would affect the margin of the interest rate under the senior credit agreement, the effect of interest rate fluctuations on outstanding borrowings under the revolving lines of credit as of March 31, 2006 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense Increase
Interest rates increase by 1 percentage point	$860
Interest rates increase by 2 percentage points	$1,720

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three months ended March 31, 2006, the net impact of foreign currency changes on transactions was a loss of $1.6 million. Generally, we do not use derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures.

Gross margins of products we manufacture at our European plants and sell in U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 39.6% for the three months ended March 31, 2006. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2006, our gross margin on total net product sales would have been 39.7%, 40.2% and 40.7%, respectively.

In addition, because a substantial portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results), our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net revenue and net loss would have been lower by approximately the following amounts (in thousands):

If, during the three months ended March 31, 2006, the U.S. dollar was stronger by:	Approximate decrease in net revenue	Approximate decrease in net loss
1%	$598	$33
5%	$2,992	$164
10%	$5,983	$329

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

PART II - OTHER INFORMATION

ITEM 1A.           RISK FACTORS

As we disclosed in our current report on Form 8-K filed on April 5, 2006, the Federal Trade Commission, or the FTC, has opened a preliminary, non-public investigation into our acquisition of the business being acquired from ACON Laboratories to determine whether this acquisition may be anticompetitive.  We cannot predict what the outcome of this investigation will be.  The FTC generally has the power to commence administrative or federal court proceedings seeking injunctive relief or divestiture of assets. In the event that an order were to be issued requiring divestiture of significant assets or imposing other injunctive relief, our business, financial condition and results of operations could be materially adversely affected.

Otherwise, there have been no material changes from the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 6, 2006, we issued 40,000 shares of common stock upon the exercise of warrants, for aggregate proceeds to us of $436,000, pursuant to an exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

On January 16, 2006, we issued 22,748 shares of common stock upon the exercise of warrants, for aggregate proceeds to us of $363,442, pursuant to an exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.                           EXHIBITS

Exhibits:

Exhibit No.	Description
2.1

Acquisition Agreement, dated February 24, 2006, by and among Inverness Medical Innovations, Inc., ACON Laboratories, Inc., AZURE Institute, Inc., LBI, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd. and Karsson Overseas Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, event date February 24, 2006, filed on February 24, 2006).

2.2

Share Purchase Agreement, dated February 28, 2006, by and between Inverness Medical Switzerland Gmbh, Inverness Medical Innovations, Inc., CLONDIAG Beteiligungs-Gesellschaft GmbH, Eugen Ermantraut, Dr. Stefan Wölfl, Dr. Torsten Schulz, Prof. Dr. Albert Hinnen, Karl Fusseis, Prof. Dr. Michael Köhler and Thomas Ellinger (incorporated by reference to Exhibit 2.9 to the Company’s Annual Report on Form 10-K filed on March 15, 2006).

10.1

Investor Rights Agreement, dated March 31, 2006, by and among Inverness Medical Innovations, Inc., Ron Zwanziger, ACON Laboratories, Inc., AZURE Institute, Inc., LBI, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd., Karsson Overseas Ltd., Manfield Top Worldwide Ltd., Overseas Square Ltd., Jixun Lin and Feng Lin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date March 31, 2006, filed on April 5, 2006).

10.2

Second Territory Letter Agreement, dated March 31, 2006, by and among Inverness Medical Innovations, Inc., ACON Laboratories, Inc., AZURE Institute, Inc., LBI, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd., Karsson Overseas Ltd., Jixun Lin and Feng Lin (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date March 31, 2006, filed on April 5, 2006).

10.3

Fourth Amendment and Consent to Third Amended and Restated Credit Agreement, dated as of February 27, 2006, to the Third Amended and Restated Credit Agreement, dated as of June 30, 2005, by and among General Electric Capital Corporation, as Agent, Inverness Medical Innovations, Inc., Wampole Laboratories, LLC and Inverness Medical (UK) Holdings Limited, as borrowers, the other Credit Parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, a co-syndication agent and lender, UBS Securities LLC, as co-syndication agent, and the lenders signatory thereto from time to time (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed on March 15, 2006).

10.4

Fifth Amendment and Consent to Third Amended and Restated Credit Agreement, dated as of March 31, 2006, to the Third Amended and Restated Credit Agreement, dated as of June 30, 2005 (as amended, supplemented or otherwise modified from time to time), by and among General Electric Capital Corporation, as Agent, Inverness Medical Innovations, Inc., Wampole Laboratories, LLC and Inverness Medical (UK) Holdings Limited, as Borrowers, the other Credit Parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, co-syndication agent and lender, UBS Securities LLC, as co-syndication agent, and the Lenders signatory thereto from time to time. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date March 31, 2006, filed on April 5, 2006).

10.5

Form of Stock Purchase Agreement, dated February 3, 2006, between the Company and the Investor named therein (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 15, 2006).

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

INVERNESS MEDICAL INNOVATIONS, INC.

Date: May 9, 2006	/s/ CHRISTOPHER J. LINDOP
Christopher J. Lindop Chief Financial Officer and an authorized officer