Form 10-K/A
period 2005-12-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2006-06-23
CIK 1145460

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”):

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

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock on the American Stock Exchange on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $525,155,522. For this computation, the registrant has excluded the market value of all shares of common stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

As of March 14, 2006, the registrant had 31,287,885 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to May 1, 2006 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 on March 16, 2006 (the “Original Report”). This Amendment No. 1 on Form 10-K/A (the “Amended Report”) is being filed solely for the purpose of filing as Exhibit 23.1 hereto a revised version of the Consent of our Independent Registered Public Accounting Firm. The revised Consent of Independent Registered Public Accounting Firm attached hereto as Exhibit 23.1 supersedes and replaces Exhibit 23.1 filed with the Original Report. The consent has been revised in order to identify additional effective registration statements of the Company into which our Independent Registered Public Accounting Firm’s report dated March 14, 2006 is incorporated by reference.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are including only Item 15, “Exhibits and Financial Statement Schedules,” of Part IV below. The remaining Items of our Original Report are not amended hereby.

The Amended Report speaks as of the date of the filing of the Original Report, March 16, 2006. All information contained in the Original Report, as amended by the Amended Report, is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)            1. Financial Statements.

The financial statements listed below have been filed as part of this report on the pages indicated:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 (restated) and 2003 (restated)	F-3
Consolidated Balance Sheets as of December 31, 2005 and 2004 (restated)	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004 (restated) and 2003 (restated)	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 (restated) and 2003—(restated)	F-8
Notes to Consolidated Financial Statements	F-12

2.                 Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or the notes, thereto, included herein.

3.                 Exhibits.

2.1

Sale Agreement, dated December 20, 2001, between Inverness Medical Innovations, Inc. (the “Company”) and Unilever U.K. Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 20, 2001)

2.2

Stock Purchase Agreement, dated as of July 30, 2003, by and among Inverness Medical Innovations, Inc., Applied Biotech, Inc. and Erie Scientific Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated August 27, 2003)

2.3

Asset Purchase Agreement, as of September 30, 2003, by and among Abbott Laboratories and Inverness Medical Innovations, Inc. and Inverness Medical Switzerland GmbH, Morpheus Acquisition Corp. and Morpheus Acquisition LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated September 30, 2003)

2.4

Agreement and Plan of Merger, dated February 8, 2005, by and among Inverness Medical Innovations, Inc., a Delaware corporation to be formed as a wholly-owned subsidiary of Inverness Medical Innovations, Inc., Binax, Inc., Roger N. Piasio and Myron C. Hamer, and Roger N. Piasio, as stockholder representative (incorporated by reference to Exhibit 99.1 to the Company’s Current Report of Form 8-K dated February 9, 2005)

2.5

Agreement and Plan of Merger, dated February 15, 2005, by and among Inverness Medical Innovations, Inc., a Delaware corporation to be formed as a wholly-owned subsidiary of Inverness Medical Innovations, Inc., and Ischemia Technologies, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s current report on form 8-K dated February 15, 2005)

2.6

Asset Purchase Agreement, dated as of May 28, 2005 by and among Abbott Laboratories, Abbott Cardiovascular, Inc., Abbott Japan, Co., Ltd., Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH and Inverness Medical Japan, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report of Form 8-K dated June 30, 2005)

*2.7	Stock Purchase Agreement, dated September 16, 2005, by and between Inverness Medical Innovations, Inc., Thermo Electron Corporation and Thermo Bioanalysis Corporation
2.8

Acquisition Agreement, dated February 24, 2006, by and among Inverness Medical Innovations, Inc., ACON Laboratories, Inc., AZURE Institute, Inc., LBI, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd. And Karsson Overseas Ltd. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report of Form 8-K dated February 24, 2006)

*2.9

Share Purchase Agreement, dated February 28, 2006, by and between Inverness Medical Switzerland Gmbh, Inverness Medical Innovations, Inc., CLONDIAG Beteiligungs-Gesellschaft GmbH, Eugen Ermantraut, Dr. Stefan Wölfl, Dr. Torsten Schulz, Prof. Dr. Albert Hinnen, Karl Fusseis, Prof. Dr. Michael Köhler and Thomas Ellinger

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)

3.2

Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2001)

3.3	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
4.1

Indenture, dated as of February 10, 2004, between Inverness Medical Innovations, Inc., the Guarantors named therein and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004)

4.2

First Supplemental Indenture, dated as of June 15, 2004, among Inverness Medical Innovations, Inc., the Guarantors, Advantage Diagnostics Corporation and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004)

4.3

Second Supplemental Indenture, dated as of October 20, 2004, among Inverness Medical Innovations, Inc., the Guarantors, IVC Industries, Inc. and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004)

4.4

Third Supplement Indenture, dated as of March 16, 2005, among Inverness Medical Innovations, Inc., the Guarantors, Ischemia Technologies, Inc. and U.S. Bank Trust National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005)

4.5

Fourth Supplement Indenture, dated as of March 31, 2005, among Inverness Medical Innovations, Inc., the Guarantors, Binax, Inc. and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005)

4.6

Fifth Supplemental Indenture, dated as of September 30, 2005, among Inverness Medical Innovations, Inc., the Guarantors, Thermo BioStar Inc. and U.S. Bank Trust National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005)

10.1

Post-Closing Covenants Agreement, dated as of November 21, 2001, by and among Johnson & Johnson, IMT, the Company, certain subsidiaries of IMT and certain subsidiaries of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)

10.2

Supply of Goods Agreement, dated July 28, 1998, between Schleicher & Schuell GmbH and Unipath Limited (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)

10.3

Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-67392))

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
10.7

Restricted Stock Agreement under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, dated as of August 15, 2001, between the Company and Ron Zwanziger (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)

10.8

Promissory Note, dated August 16, 2001, from Ron Zwanziger to the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)

10.9

Pledge Agreement, dated as of August 16, 2001, between Ron Zwanziger and the Company (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)

10.10

Non-Qualified Stock Option Agreement under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, dated as of August 15, 2001, between the Company and Jerry McAleer (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)

10.11

Promissory Note, dated December 4, 2001, from Jerry McAleer to the Company (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)

10.12

Pledge Agreement, dated as of December 4, 2001, between Jerry McAleer and the Company (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)

10.13

Non-Qualified Stock Option Agreement under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, dated as of August 15, 2001, between the Company and David Scott (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)

10.14

Promissory Note, dated December 4, 2001, from David Scott to the Company (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)

10.15

Pledge Agreement, dated as of December 4, 2001, between David Scott and the Company (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)

10.16

Lease between WE 10 Southgate LLC and Binax, Inc. dated as of August 26, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

+10.17

Research and Development Agreement, dated February 25, 2005, among ITI Scotland Limited and Inverness Medical Innovations, Inc., Stirling Medical Innovations Limited and Inverness Medical Switzerland GmbH (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005)

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
10.32

Third Amended and Restated Credit Agreement, dated as of June 30, 2005 by and among Wampole Laboratories, LLC and Inverness Parties Signatory thereto, as Credit Parties, the Lenders Signatory thereto from time to time, as Lenders, General Electric Capital Corporation, as administrative agent, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, a co-syndication agent and a co-lead arranger, UBS Securities LLC, as a co-syndication agent and GECC Capital Markets Group, Inc., as a co-lead arranger (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 30, 2005, filed on July 7, 2005)

10.33

First Amendment and Consent to Third Amended and Restated Credit Agreement, dated as of September 29, 2005, to the Third Amended and Restated Credit Agreement, dated as of June 30, 2005, by and among General Electric Capital Corporation, as Agent, Inverness Medical Innovations, Inc., Wampole Laboratories, LLC and Inverness Medical (UK) Holdings Limited, as borrowers, the other Credit Parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, a co-syndication agent and lender, UBS Securities LLC, as a co-syndication agent, and the lenders signatory thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 29, 2005, filed on October 4, 2005)

10.34

Second Amendment to Third Amended and Restated Credit Agreement, dated as of November 8, 2005, to the Third Amended and Restated Credit Agreement, dated as of June 30, 2005, by and among General Electric Capital Corporation, as Agent, Inverness Medical Innovations, Inc., Wampole Laboratories, LLC and Inverness Medical (UK) Holdings Limited, as borrowers, the other Credit Parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, a co-syndication agent and lender, UBS Securities LLC, as a co-syndication agent, and the lenders signatory thereto from time to time (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, as amended, for the period ended September 30, 2005)

*10.35

Third Amendment to Third Amended and Restated Credit Agreement, dated as of November 22, 2005, to the Third Amended and Restated Credit Agreement, dated as of June 30, 2005, by and among General Electric Capital Corporation, as Agent, Inverness Medical Innovations, Inc., Wampole Laboratories, LLC and Inverness Medical (UK) Holdings Limited, as borrowers, the other Credit Parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, a co-syndication agent and lender, UBS Securities LLC, as co-syndication agent, and the lenders signatory thereto from time to time

*10.36

Fourth Amendment and Consent to Third Amended and Restated Credit Agreement, dated as of February 27, 2006, to the Third Amended and Restated Credit Agreement, dated as of June 30, 2005, by and among General Electric Capital Corporation, as Agent, Inverness Medical Innovations, Inc., Wampole Laboratories, LLC and Inverness Medical (UK) Holdings Limited, as borrowers, the other Credit Parties signatory thereto, Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as documentation agent, a co-syndication agent and lender, UBS Securities LLC, as co-syndication agent, and the lenders signatory thereto from time to time

*10.37	Commercial lease, dated June 25, 2001, by and between Thermo BioStar, Inc. and The Park at CTC, LLC
*10.38	First Amendment to Lease, dated November __, 2002, between Thermo BioStar, Inc. and The Park at CTC, LLC.
10.39

Amendment No. 2 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.6 to Company’s Registration Statement on Form S-8, as amended (File No. 333-106996))

10.40

Amendment No. 3 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2005)

10.41

Rules of Inverness Medical Innovations, Inc. Inland Revenue Approved Option Plan (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

10.42

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

10.43

Form of Non-Qualified Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

10.44

Form of Incentive Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

+10.45

Manufacturing and Support Services Agreement, dated June 30, 2005, by and among Abbott Japan Co., Ltd., Abbott Laboratories, Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH and Inverness Medical Japan, Ltd. (incorporated by reference to Exhibit 10.8 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

10.46

Commercial Lease, dated August 1, 1998, by and between The Chang Family Trust and Applied Biotech, Inc. (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004)

10.47

Amendment to Commercial Lease, dated April __, 2003, by and between The Chang Family Trust and Applied Biotech, Inc. (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004)

+10.48

Manufacturing, Packaging and Supply Agreement, dated as of June 6, 2003, among Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Unipath, Ltd. and Warner-Lambert Company LLC (incorporated by reference to Exhibit 10.45 to Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.49

First Amendment to Subordinated Promissory Notes, dated as of November 14, 2003 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004)

+10.50

Reagent Supply Agreement, dated June 30, 2005, by and between Abbott Laboratories, Inverness Medical Innovations, Inc. and Inverness Medical Japan, Ltd (incorporated by reference to Exhibit 10.9 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

14.50	Inverness Medical Innovations Business Conduct Guidelines (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004)
*21.1	List of Subsidiaries of the Company as of March 15, 2006
**23.1	Consent of BDO Seidman, LLP
**31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
**31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

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

INVERNESS MEDICAL INNOVATIONS, INC.

Date: June 22, 2006	By:	/s/ RON ZWANZIGER
Ron Zwanziger
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RON ZWANZIGER	Chief Executive Officer, President	June 22, 2006
Ron Zwanziger	and Director (Principal Executive Officer)

/s/ CHRISTOPHER J. LINDOP	Chief Financial Officer (Principal	June 22, 2006
Christopher J. Lindop	Financial Officer and Principal
Accounting Officer)

/s/ CAROL R. GOLDBERG	Director	June 22, 2006
Carol R. Goldberg

/s/ ROBERT P. KHEDERIAN	Director	June 22, 2006
Robert P. Khederian

/s/ JOHN F. LEVY	Director	June 22, 2006
John F. Levy

/s/ JERRY MCALEER	Director	June 22, 2006
Jerry McAleer

/s/ JOHN A. QUELCH	Director	June 22, 2006
John A. Quelch

/s/ DAVID SCOTT	Director	June 22, 2006
David Scott

/s/ PETER TOWNSEND	Director	June 22, 2006
Peter Townsend

/s/ ALFRED M. ZEIEN	Director	June 22, 2006
Alfred M. Zeien