Form 10-Q
period 2006-06-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2006-08-08
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 4, 2006 was 32,969,939.

INVERNESS MEDICAL INNOVATIONS, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2006
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these factors as well as the “Special Statement Regarding Forward-Looking Statements” beginning on page 41, in this Quarterly Report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net product sales	$136,597	$97,773	$259,350	$187,472
License and royalty revenue	3,116	4,498	8,184	6,719

Net revenue	139,713	102,271	267,534	194,191
Cost of sales	91,217	67,558	166,784	127,289

Gross profit	48,496	34,713	100,750	66,902

Operating expenses:
Research and development (Note 11)	13,114	5,360	23,724	12,592
Sales and marketing	22,690	17,666	43,512	34,696
General and administrative	17,678	16,242	33,516	30,357
Loss on dispositions, net (Note 10)	3,191	—	3,191	—

Operating (loss) income	(8,177)	(4,555)	(3,193)	(10,743)

Interest expense, including amortization of original issue discounts and write-off of deferred financing costs (Note 12)	(6,882)	(4,960)	(12,603)	(9,972)
Other income (expense), net	5,301	14,872	4,873	19,783

(Loss) income before provision for income taxes	(9,758)	5,357	(10,923)	(932)
Provision for income taxes	798	2,854	2,263	4,367

Net (loss) income	$(10,556)	$2,503	$(13,186)	$(5,299)

Net (loss) income per common share – basic (Note 5)	$(0.33)	$0.11	$(0.42)	$(0.24)

Net (loss) income per common share – diluted (Note 5)	$(0.33)	$0.10	$(0.42)	$(0.24)

Weighted average common shares – basic (Note 5)	32,445	23,127	31,141	22,040

Weighted average common shares – diluted (Note 5)	32,445	24,627	31,141	22,040

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$42,164	$34,270
Accounts receivable, net of allowances of $8,917 at June 30, 2006 and $9,748 at December 31, 2005	91,968	70,476
Inventories	76,138	71,209
Deferred tax assets	845	844
Prepaid expenses and other current assets	18,591	17,534

Total current assets	229,706	194,333

Property, plant and equipment, net	79,847	72,211
Goodwill	388,620	322,210
Other intangible assets with indefinite lives	67,437	63,742
Core technology and patents, net	64,397	64,050
Other intangible assets, net	97,612	60,489
Deferred financing costs, net and other non-current assets	11,277	13,013
Other investments	9,318	456
Deferred tax assets	655	662

Total assets	$948,869	$791,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,372	$2,367
Current portion of capital lease obligations	559	542
Accounts payable	50,550	42,155
Accrued expenses and other current liabilities	74,853	64,746

Total current liabilities	127,334	109,810

Long-term liabilities:
Long-term debt, net of current portion	274,264	258,617
Capital lease obligations, net of current portion	695	978
Deferred tax liabilities	20,761	18,881
Other long-term liabilities	6,241	5,572

Total long-term liabilities	301,961	284,048

Commitments and contingencies (Note 15)

Series A redeemable convertible preferred stock, $0.001 par value:
Authorized: 2,667 shares
Issued: 2,527 shares at June 30, 2006 and December 31, 2005
Outstanding: none at June 30, 2006 and December 31, 2005	—	—

Stockholders’ equity:

Preferred stock, $0.001 par value
Authorized: 2,333 shares
Issued: none at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value
Authorized: 50,000 shares
Issued and outstanding: 32,895 at June 30, 2006 and 27,497 shares at December 31, 2005	33	27
Additional paid-in capital	648,376	515,147
Notes receivable from stockholders	(14,691)	(14,691)
Accumulated deficit	(123,413)	(110,227)
Accumulated other comprehensive income	9,269	7,052

Total stockholders’ equity	519,574	397,308

Total liabilities and stockholders’ equity	$948,869	$791,166

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(13,186)	$(5,299)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest expense related to amortization and write-off of non-cash original issue discount and deferred financing costs	1,398	899
Non-cash (income) loss related to currency	(217)	592
Non-cash stock-based compensation expense	2,544	140
Depreciation and amortization	17,972	12,685
Deferred income taxes	1,252	1,276
Impairment of long-lived assets	9,143	2,493
Other non-cash items	(1,199)	(2,491)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(9,295)	14,407
Inventories	914	(2,308)
Prepaid expenses and other current assets	992	(5,629)
Accounts payable	4,864	364
Accrued expenses and other current liabilities	(12,470)	11,646
Other non-current liabilities	644	433

Net cash provided by operating activities	3,356	29,208

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(9,202)	(9,135)
Proceeds from sale of property, plant and equipment	2,120	151
Cash paid for acquisitions and transactional costs, net of cash acquired	(77,931)	(74,696)
Increase (decrease) in other assets	1,109	(788)

Net cash used in investing activities	(83,904)	(84,468)

Cash Flows from Financing Activities:
Cash paid for financing costs	(582)	(2,058)
Proceeds from issuance of common stock, net of issuance costs	83,573	2,222
Net proceeds under revolving lines of credit	8,817	49,172
Net borrowing (repayments) of notes payable	(2,581)	20,086
Principal payments of capital lease obligations	(272)	(237)

Net cash provided by financing activities	88,955	69,185

Foreign exchange effect on cash and cash equivalents	(513)	(1,795)

Net increase in cash and cash equivalents	7,894	12,130
Cash and cash equivalents, beginning of period	34,270	16,756

Cash and cash equivalents, end of period	$42,164	$28,886

Supplemental Disclosure of Non-cash Activities:

Fair value of stock issued for acquisitions and intellectual property	$47,117	$57,962

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
(2) Cash and Cash Equivalents
     We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2006, our cash equivalents consisted of money market funds.
(3) Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$29,296	$25,488
Work-in-process	21,945	17,812
Finished goods	24,897	27,909

	$76,138	$71,209

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
     In accordance with SFAS No. 123-R, as of June 30, 2006, our results of operations reflected compensation expense for new stock options granted and vested under our stock incentive plan and employee stock purchase plan during the three and six months ended June 30, 2006 and the unvested portion of previous stock option grants which vested during the first six months of 2006. Stock-based compensation expense in the amount of $1.2 million (or $1.1 million net of tax effects) and $2.5 million (or $2.3 million net of tax effects) was reflected in the consolidated statement of operations for the three and six months ended June 30, 2006, respectively, as follows (in thousands):

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
Cost of sales	$86	$195
Research and development	287	557
Sales and marketing	155	343
General and administrative	698	1,449

	$1,226	$2,544

     Prior to our adoption of SFAS No. 123-R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123-R, for the three and six months ended June 30, 2006, the presentation of our cash flows has changed from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. For the three and six months ended June 30, 2006, no excess tax benefits were generated from option exercises.
     For stock options granted prior to the adoption of SFAS No. 123-R, if expense for stock-based compensation had been determined under the fair value method for the three and six months ended June 30, 2005, our income (loss) per common share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income (loss) – as reported	$2,503	$(5,299)
Stock-based employee compensation – as reported	140	140
Pro forma stock-based employee compensation	(1,387)	(2,973)

Net income (loss) – pro forma	$1,256	$(8,132)

Net income (loss) per common share – basic:
Net income (loss) per common share – as reported	$0.11	$(0.24)
Stock-based employee compensation – as reported	0.00	0.00
Pro forma stock-based employee compensation	(0.06)	(0.13)

Net income (loss) per common share – pro forma	$0.05	$(0.37)

Net income (loss) per common share – diluted:
Net income (loss) per common share – as reported	$0.10	$(0.24)
Stock-based employee compensation – as reported	0.00	0.00
Pro forma stock-based employee compensation	(0.05)	(0.13)

Net income (loss) per common share – pro forma	$0.05	$(0.37)

     Our stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date of the award. The options vest over a four year period, beginning on the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. We use historical data to estimate the expected price volatility and the expected forfeiture rate. For the three and six months ended June 30, 2006, we have chosen to employ the simplified method of calculating the expected option term, which averages an award’s weighted average vesting period and its contractual term. The contractual term of our stock option awards is ten years. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant with a remaining term equal to the expected term of the option. We have not made any dividend payments nor do we have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three and six months ended June 30, 2006 and 2005 using the Black-Scholes option-pricing model:

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock Options:
Risk-free interest rate	4.00%	3.78%-4.09%	4.00%-4.38%	3.58-4.09%
Expected dividend yield	—	—	—	—
Expected life	6.25 years	5 years	6.25 years	5 years
Expected volatility	42%	45%	42%	45%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Employee Stock Purchase Plan:
Risk-free interest rate	4.55%	3.71%	4.55%	3.71%
Expected dividend yield	—	—	—	—
Expected life	182 days	182 days	182 days	182 days
Expected volatility	38.98%	38.15%	33.19%	36.92%
A summary of the stock option activity for the six months ended June 30, 2006 is as:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
				(in thousands)
Options outstanding, January 1, 2006	3,901,726	$18.82
Granted	229,500	$26.00
Exercised	(228,192)	$15.64
Forfeited or expired	(220,190)	$21.17

Options outstanding, June 30, 2006	3,682,844	$19.32	6.68 years	$33,242

Options exercisable, June 30, 2006	2,484,599	$16.93	5.73 years	$28,515

     The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the six months ended June 30, 2006 and 2005 were $12.46 and $11.92 per share, respectively.
     As of June 30, 2006, there was $10.8 million, net of estimated forfeitures representing the fair value of unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.55 years.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(5) Net Income (Loss) Per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) – basic and diluted	$(10,556)	$2,503	$(13,186)	$(5,299)

Denominator:
Denominator for basic net income (loss) per common share – weighted average shares	32,445	23,127	31,141	22,040
Effect of dilutive securities:
Employee stock options	—	1,113	—	—
Warrants	—	283	—	—
Restricted stock and escrow shares	—	104	—	—

Dilutive potential common shares	—	1,500	—	—

Denominator for dilutive income (loss) per common share – adjusted weighted average shares	32,445	24,627	31,141	22,040

Net income (loss) per common share — basic	$(0.33)	$0.11	$(0.42)	$(0.24)

Net income (loss) per common share — diluted	$(0.33)	$0.10	$(0.42)	$(0.24)

     We had potential dilutive securities outstanding on June 30, 2006 consisting of options and warrants to purchase an aggregate of 4.4 million shares of common stock at a weighted average exercise price of $18.93 per share. These potential dilutive securities were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2006, because the effect of including the number of such potential dilutive securities would be antidilutive.
     We had the following potential dilutive securities outstanding on June 30, 2005: (a) options and warrants to purchase an aggregate of 4.7 million shares of common stock at a weighted average exercise price of $17.79 per share and (b) 104,000 shares of common stock held in escrow. These potential dilutive securities were not included in the computation of diluted net loss per share for the six months ended June 30, 2005, because the effect of including the number of such potential dilutive securities would be antidilutive. Such securities were included in the computation of diluted net income per common share for the three months ended June 30, 2005.
(6) Comprehensive Income (Loss)
     We account for comprehensive income as prescribed by SFAS No. 130, Reporting Comprehensive Income. In general, comprehensive income (loss) combines net income (loss) and other changes in equity during the year from non-owner sources. Our accumulated other comprehensive income, which is a component of shareholders’ equity, includes primarily foreign currency translation adjustments and is our only source of equity from non-owners. For the three and six months ended June 30, 2006, we generated a comprehensive loss of $11.4 million and $11.0 million, respectively, and for the three and six months ended June 30, 2005, we generated a comprehensive loss of $1.1 million and $11.4 million, respectively.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
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
     In connection with the February 2006 private placements of common stock, we registered the resale of the private placement shares by filing a registration statement on Form S-3 on May 30, 2006.
(8) Business Combinations
     All of the acquisitions discussed below resulted in the recognition of goodwill. Acquisitions are an important part of our growth strategy. When we acquire businesses, we seek to complement existing products and services, enhance or expand our product lines and/or expand our customer base. We determine what we are willing to pay for each acquisition partially based on our expectation that we can cost effectively integrate the products and services of the acquired companies into our existing infrastructure. In addition, we utilize the existing infrastructure of the acquired companies to cost effectively introduce our products to new geographic areas. All of these factors contributed to the acquisition prices of the acquired businesses discussed below that were in excess of the fair value of net assets acquired and the resultant goodwill.
Acquisitions
     (a) Acquisition of Innovacon and the ABON Facility
     On May 15, 2006, we acquired a newly-constructed manufacturing facility in Hangzhou, China (“ABON”) pursuant to the terms of our acquisition agreement with ACON Laboratories, Inc. and its affiliates. In connection with the acquisition of the new facility, we acquired ABON BioPharm (Hangzhou) Co., Ltd (“ABON”), the direct owner of the new factory and now our subsidiary. The preliminary aggregate purchase price was approximately $20.4 million which consisted of $8.8 million in cash and 417,446 shares of our common stock with an aggregate fair value of $11.6 million. The fair value of our common stock was determined based on the average market price of our common stock pursuant to Emerging Issues Task Force (“EITF”) Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. In addition, pursuant to the acquisition agreement, we made an additional payment of $4.1 million in cash as a result of the amount of cash acquired, net of indebtedness assumed.
     On March 31, 2006, we acquired the assets of ACON Laboratories’ business of researching, developing, manufacturing, marketing and selling lateral flow immunoassay and directly-related products in the United States, Canada, Europe (excluding Russia, the former Soviet Republics that are not part of the European Union, Spain, Portugal and Turkey), Israel, Australia, Japan and New Zealand (“Innovacon”). The preliminary aggregate purchase price was approximately $91.2 million which consisted of $55.1 million in cash, 711,676 shares of our common stock with an aggregate fair value of $19.7 million, $6.4 million in estimated direct acquisition costs and an additional liability of $10.0 million payable to the sellers on the deferred payment date, pursuant to the purchase agreement. The fair value of our common stock was determined based on the average market price of our common stock pursuant to EITF Issue No. 99-12. In addition to the amounts described above, we will be required to make additional payments of approximately $71.2 million upon the completion of the permitting, validation and obtainment of operational capacity of the ABON facility and regulatory clearance in Spain and Portugal. $20 million of the remaining payments will be made through the issuance of our common stock, with the balance payable in cash. The timing and amount of any such payments is contingent upon the successful completion of various milestones, as defined in the acquisition agreement, and certain regulatory approvals.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
     The aggregate purchase price, which includes both the March 31, 2006 and May 15, 2006 closings discussed above, was preliminarily allocated to the assets acquired and liabilities assumed at the date of acquisition as follows (in thousands):

Cash	$8,403
Accounts receivable	10,373
Inventories	4,510
Property, plant and equipment, net	10,274
Goodwill	53,391
Trademarks	5,000
Customer relationships	30,000
Supply agreements	5,000
Other assets	1,369
Accounts payable and accrued expenses	(4,550)
Long-term debt	(8,125)

$115,645

     The above values for the assets acquired and liabilities assumed are based on preliminary management estimates due to the timing of the acquisition. Final purchase price allocation may differ from the above. Management is also in the process of determining the useful lives of the core technology and intangible assets, as listed above.
     The acquisition of Innovacon and ABON are accounted for as purchases under SFAS No. 141. Accordingly, the operating results of Innovacon and ABON will be included in our consolidated financial statements from the acquisition date as part of our consumer and professional diagnostic products reporting units and business segments. Goodwill generated from this acquisition is not deductible for tax purposes.
     (b) Acquisition of CLONDIAG
     On February 28, 2006, we acquired 67.45% of CLONDIAG chip technologies GmbH (“CLONDIAG”), a privately-held company located in Jena in Germany which has developed a multiplexing technology for nucleic acid and immunoassay-based diagnostics. Pursuant to the acquisition agreement, we are required to purchase the remaining 32.55% on or before August 31, 2006. The initial aggregate purchase price was $22.7 million, which consisted of $11.8 million in cash, 218,502 shares of our common stock with an aggregate fair value of $5.8 million and a $5.1 million payable to acquire the remaining 32.55% stock ownership. In the event that the value of the shares issued in connection with the acquisition is less than €4.87 million on December 29, 2006, we will be required to pay the sellers additional cash in the amount of the shortfall. The fair value of our common stock issued was determined pursuant to EITF Issue No. 99-12. Additionally, pursuant to the terms of the acquisition agreement, we have an obligation to settle existing employee bonus arrangements with the CLONDIAG employees totaling €1.1 million ($1.3 million). In connection with this obligation, we issued 24,896 shares of our common stock with a fair value of $0.7 million to the employees of CLONDIAG and a cash payment of $0.5 million. As of June 30, 2006, our remaining obligation was $0.1 million. This obligation increased our aggregate purchase price to $24.0 million as of June 30, 2006 and resulted in additional goodwill.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
     The terms of the acquisition agreement also provide for contingent consideration totaling approximately $8.9 million consisting of 224,316 shares of our common stock and approximately $3.0 million of cash or stock, in the event that four specified products are developed on CLONDIAG’s platform technology during the three years following the acquisition date. This contingent consideration will be accounted for as an increase in the aggregate purchase price, if and when the resolution of the contingency occurs.
     The aggregate purchase price was preliminarily allocated to the assets acquired and liabilities assumed at the date of acquisition as follows (in thousands):

Cash and cash equivalents	$270
Accounts receivable	295
Inventories	90
Prepaid expenses and other current assets	390
Property, plant and equipment	1,774
Goodwill	22,518
Other assets	20
Accounts payable and accrued expenses	(1,317)

$24,040

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
     The acquisition of CLONDIAG is accounted for as a purchase under SFAS No. 141. Accordingly, the operating expenses of CLONDIAG, which consist principally of research and development activities, have been included in the accompanying consolidated financial statements since the acquisition date as part of our corporate and other business segment. Goodwill generated from this acquisition is not deductible for tax purposes.
     (c) Minority Interest
     On May 17, 2006, we acquired 49% of TechLab, Inc. (“TechLab”), a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. The aggregate purchase price was $8.8 million which consisted of 303,417 shares of our common stock with an aggregate fair value of $8.6 million and $0.2 million in estimated direct acquisition costs. The fair value of our common stock was determined based on the average market price of our common stock pursuant to EITF Issue No. 99-12. We account for our 49% investment in TechLab under the equity method of accounting, in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. For the three months ended June 30, 2006, we recorded $0.1 million in other income, which represented our minority share of TechLab’s profit for the period.
     (d) Pro Forma Financial Information
     The following table presents selected unaudited financial information of our company, including Binax, Inc. (“Binax”), Ischemia Technologies, Inc. (“Ischemia”), the Determine/DainaScreen assets of Abbott Laboratories’ rapid diagnostic business (the “Determine business”), Thermo BioStar, Inc. (“BioStar”), Innogenetics Diagnostica Y Terapeutica, S.A.U. (“IDT”) and Innovacon as if the acquisitions of these entities had occurred on January 1, 2005. Pro forma results exclude adjustments for Advanced Clinical Systems Pty Ltd (“ACS”), CLONDIAG and ABON as these acquisitions did not materially affect our results of operations. The pro forma results are derived from the historical financial results of the acquired businesses for all periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2005.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except for share amounts)		(in thousands, except for share amounts)
Pro forma net revenue	$139,713	$131,236	$280,981	$263,106
Pro forma net (loss) income	$(10,556)	$7,055	$(10,393)	$5,235
Pro forma net (loss) income per common share — basic and diluted (1)	$(0.33)	$0.22	$(0.33)	$0.17

(1)	Net loss per common share amounts are computed as described in Note 5.
     (e) Restructuring Plans of Acquisitions
     In connection with our acquisitions of BioStar, Ischemia, Ostex International, Inc. (“Ostex”), IVC Industries, Inc. (now operating as Inverness Medical Nutritionals Group or “IMN”) and certain entities, businesses and intellectual property of Unilever Plc (the “Unipath business”), we recorded restructuring costs as part of the respective aggregate purchase prices in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.
     The following table sets forth the restructuring costs and accrual balances recorded on a cash basis in connection with the restructuring activities of these acquired businesses (in thousands):

	Balance at	Amounts		Balance at
	December 31, 2005	Paid	Other (1)	June 30, 2006

BioStar	$83	$(55)	$—	$28
Ischemia	144	(71)	—	73
Ostex	768	(58)	—	710
IMN	127	(29)	—	98
Unipath business	1,307	—	65	1,372

Total restructuring costs	$2,429	$(213)	$65	$2,281

(1)	Represents foreign currency translation adjustment
     During the fourth quarter of 2005, we established a restructuring plan in connection with our acquisition of BioStar and recorded restructuring costs of $0.5 million, of which $0.4 million related to impairment of fixed assets and $0.1 million related to severance costs associated with a headcount reduction. The total number of employees to be involuntarily terminated was nine, of which all were terminated as of June 30, 2006. Of the costs recorded during 2005, $28,000 remains unpaid as of June 30, 2006. Although we believe our plan and estimated exit costs are reasonable, actual spending for exit activities may differ from current estimated exit costs, which might impact the final aggregate purchase price.
     In connection with our acquisition of Ischemia in March 2005, we established a restructuring plan whereby we exited the current facilities of Ischemia in Denver, Colorado and combined its activities with our existing manufacturing and distribution facilities during the third quarter of 2005. Total severance costs associated with involuntarily terminated employees were estimated to be $1.6 million, of which $28,000 remains unpaid as of June 30, 2006. We estimated costs to vacate the Ischemia facilities to be approximately $135,000, of which $90,000 has been paid as of June 30, 2006. The total number of involuntarily terminated employees was 17, of which all were terminated as of June 30, 2006.
     As a result of our acquisition of Ostex, we established a restructuring plan whereby we exited the facilities of Ostex in Seattle, Washington, and combined the activities of Ostex with our existing manufacturing and distribution facilities. The total number of employees to be involuntarily terminated under the restructuring plan was 38, of which all were terminated as of June 30, 2006. Total severance costs associated with involuntarily terminated employees were $1.6 million, all of which has been paid as of June 30, 2006. Costs to vacate the Ostex facilities are $0.5 million, of which $0.2 million has been paid as of June 30, 2006. Additionally, the remaining costs to exit the operations, primarily facilities lease commitments, were $1.9 million, of which $1.5 million has been paid as of June 30, 2006. Total unpaid exit costs amounted to $0.7 million as of June 30, 2006.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
     Immediately after the close of the acquisition, we reorganized the business operations of IMN to improve efficiencies and eliminate redundant activities on a company-wide basis. The restructuring affected all cost centers within the organization, but most significantly responsibilities at the sales and executive levels, as such activities were combined with our existing business operations. Also, as part of the restructuring plan, we relocated one of IMN’s warehouses to a closer proximity of the manufacturing facility to improve efficiency. Of the $1.6 million in total exit costs, which includes severance costs for 47 involuntarily terminated employees and costs to vacate the warehouse, $1.5 million has been paid as of June 30, 2006.
     As a result of the acquisition of the Unipath business from Unilever Plc in 2001, we reorganized the operations of the Unipath business for purposes of improving efficiencies and achieving economies of scale on a company-wide basis. Such reorganization affected all major cost centers at the operations in England. Additionally, most business activities of the U.S. division were merged into our existing U.S. businesses. Total exit costs, which primarily related to severance and early retirement obligations for 65 involuntarily terminated employees, were $4.1 million. As of June 30, 2006, $1.4 million, adjusted for foreign exchange effect, in exit costs remained unpaid.
(9) Restructuring Plans
     (a) 2006 Restructuring Plans
     On May 22, 2006, we committed to a plan to cease operations at our manufacturing facility in San Diego, California and to write off certain excess manufacturing equipment at other impacted facilities. Additionally, on June 7, 2006, we committed to a plan to reorganize the sales and marketing and customer service functions in certain of our U.S. professional diagnostic companies. As a result of these restructuring plans, we recorded $9.7 million in restructuring charges during the three and six months ended June 30, 2006, of which $0.6 million related to severance charges, $6.4 million related to impairment charges on fixed assets and $2.7 million related to an impairment charge on an intangible asset related to these plans. The charges for the three and six months ended June 30, 2006 consisted of $7.0 million charged to cost of sales, $2.6 million charged to research and development and $0.1 million charged to general and administrative expenses, of which $2.6 million and $7.1 million was included in our consumer diagnostic and professional diagnostic products business segment, respectively.
     We expect to complete these plans during the first half of 2007. Including the charges recorded through June 30, 2006, we expect the total restructuring charge related to these plans to be approximately $13.6 million, with additional charges of $2.8 million relating to severance and $1.1 million relating to facility exit and closure costs. The total number of employees to be involuntarily terminated under these plans is 162, of which 2 have been terminated as of June 30, 2006. As of June 30, 2006, all restructuring costs remain unpaid.
     (b) 2005 Restructuring Plan
     On May 9, 2005, we committed to a plan to cease operations at our facility in Galway, Ireland. During the three months ended June 30, 2006, we recorded a net restructuring gain of $5.3 million, of which $0.1 million related to charges for severance, early retirement and outplacement services, $0.1 million related to facility closing costs and $5.5 million in foreign exchange gains as a result of recording a cumulative translation adjustment to other income relating primarily to this plan of termination. During the six months ended June 30, 2006, we recorded a net restructuring gain of $3.2 million, of which $0.4 million related to charges for severance, early retirement and outplacement services, $0.1 million related to an impairment charge of fixed assets, $0.6 million related to facility closing costs and $4.3 million in foreign exchange gains as a result of recording a cumulative translation adjustment to other income relating primarily to this plan of termination. The charges for the three and six months ended June 30, 2006 consisted of $0.7 million and $0.7 million, respectively charged to cost of goods sold, $0.2 million and $0.4 million, respectively, charged to general and administrative and $5.5 million and $4.3 million, respectively, in gains recorded to other expense. Of the $0.2 million and $1.1 million included in operating income for the three and six months ended June 30, 2006, $0.2 million and $0.9 million was included in our consumer diagnostic products business segment, respectively, and $0.2 million was included in our professional diagnostic products business segments for the six months ended June 30, 2006. Additionally, during the three and six months ended June 30, 2006, we recorded a $1.4 million gain on the sale of our CDIL facility in Ireland which has been recorded in loss on dispositions, net in our consolidated statements of operations and is included in our corporate and other business segment for these periods.
      Total restructuring charges since the commitment date were $1.9 million, consisting of $2.6 million related to severance, early retirement and outplacement services, $2.4 million related to impairment of fixed assets and inventory and $1.2 million related to facility closing costs, offset by $4.3 million related to net foreign exchange gains relating primarily to this plan of termination. Of the total $6.0 million restructuring charges recorded in operating income, $5.7 million and $0.3 million were included in our consumer diagnostic products and professional diagnostic products business segments, respectively. The plan of

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
termination is substantially complete as of June 30, 2006 and all 113 employees under this plan have been involuntarily terminated. All costs related to severance, early retirement, outplacement services and facility closing costs have been substantially paid as of June 30, 2006.
(10) Loss on Dispositions
     During the three and six months ended June 30, 2006, we recorded a net loss on dispositions of $3.2 million. Included in this net loss is a $4.6 million charge associated with management’s decision to dispose of our Scandinavian Micro Biodevices ApS (“SMB”) research operation, which is part of our professional diagnostic products and corporate and other business segments, of which $2.0 million is related to impaired assets, primarily goodwill associated with SMB, and a $2.6 million estimated loss on the sale of SMB. We expect the sale of this operation to be completed in the third quarter of 2006. The net loss on dispositions also includes an offsetting $1.4 million gain on the sale of an idle manufacturing facility in Galway, Ireland, as a result of our 2005 restructuring plan. This facility was associated with our consumer diagnostic products business segment.
(11) Co-Development Arrangement
     On February 25, 2005, we entered into a co-development agreement with ITI Scotland Limited (“ITI”), whereby ITI agreed to provide us with approximately £30 million over three years to partially fund research and development programs focused on identifying novel biomarkers and near-patient and home-use tests for cardiovascular and other diseases (“the programs”). We agreed to invest £37.5 million in the programs over three years from the date of the agreement. Through our subsidiary, Stirling Medical Innovations Limited (“Stirling”), we established a new research center in Stirling, Scotland, where we consolidated many of our existing cardiology programs and will ultimately commercialize products arising from the programs. ITI and Stirling will have exclusive rights to the developed technology in their respective fields of use. As of June 30, 2006, we had received approximately $26.8 million in funding from ITI. As qualified expenditures are made under the co-development arrangement, we recognize the fee earned during the period as a reduction of our related expenses, subject to certain limitations. For the three and six months ended June 30, 2006, we recognized $4.5 million and $8.9 million of reimbursements, respectively, of which $4.0 million and $7.9 million, respectively, offset our research and development spending and $0.5 million and $1.0 million, respectively, reduced our general, administrative and marketing spending incurred by Stirling. For the three and six months ended June 30, 2005, we recognized $7.0 million and $9.4 million of reimbursements, respectively, of which $6.9 million and $8.8 million, respectively, offset our research and development spending and $0.1 million and $0.6 million, respectively, reduced our general, administrative and marketing spending incurred by Stirling.
(12) Senior Credit Facility
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
     On March 31, 2006, we entered into an amendment to our third amended and restated credit agreement. The amendment increased the total amount of credit available to us under the credit agreement to $155.0 million, from $100.0 million, consisting of a new $45.0 million U.S. term loan, a $40.0 million U.S. revolving line of credit, reduced from $60.0 million under the credit agreement prior to the amendment, and a $70.0 million European revolving line of credit, increased from $40.0 million under the credit agreement prior to the amendment. On March 31, 2006, in connection with our acquisition of Innovacon, we incurred $58.0 million in indebtedness under the credit agreement when we received the proceeds of the entire U.S. term loan and drew an additional $13.0 million under the U.S. revolving line of credit. On May 12, 2006, in the connection with the acquisition of ABON, we drew $13.0 million under the U.S. revolving line of credit. Our aggregate indebtedness under the amended credit agreement was $99.0 million as of June 30, 2006.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
     We must repay the U.S. term loan in seven consecutive quarterly installments, beginning on September 30, 2006, in an amount equal to 0.25% of the aggregate $45.0 million of U.S. term loan commitments, with the final installment due on March 31, 2008 in the amount of the remaining principal balance of the U.S. term loan. We may repay any existing or future borrowings under the revolving lines of credit at any time, but no later than March 31, 2008. We are required to make mandatory prepayments in various amounts under the credit facilities if we sell assets not in the ordinary course of business above certain thresholds, issue stock or sell equity securities, issue subordinated debt or have excess cash flow.
     Borrowings under the revolving lines of credit and term loan bear interest at either (i) the London Interbank Offered Rate (“LIBOR”), as defined in the agreement, plus applicable margins or, at our option, (ii) a floating index rate (“Index Rate”), as defined in the agreement, plus applicable margins. Applicable margins, if we choose to use the LIBOR or the Index Rate, can range from 2.75% to 3.75% or 1.50% to 2.50%, respectively, for our revolving lines of credit depending on the quarterly adjustments that are based on our consolidated financial performance and 4% or 2.75%, respectively, on our term loan. As of June 30, 2006, the LIBOR and Index Rate applicable under our primary senior credit facility for the revolving lines of credit were 8.88% and 10.50%, respectively, and for the U.S. term loan were 9.13% and 10.5%, respectively. For the three and six months ended June 30, 2006, we recorded interest expense, including amortization of deferred financing costs, under these senior credit facilities in the aggregate amount of $2.7 million and $4.2 million, respectively. For the three and six months ended June 30, 2005, we recorded interest expense, including amortization of deferred financing costs, under these senior credit facilities in the aggregate amount of $0.7 million and $1.4 million, respectively. As of June 30, 2006, accrued interest related to the senior credit facility amounted to $0.6 million.
     Borrowings under the credit facilities remain secured by the stock of certain of our U.S. and foreign subsidiaries, substantially all of our intellectual property rights, substantially all of the assets of our businesses in the U.S. and a significant portion of the assets of our businesses outside the U.S.
(13) Defined Benefit Pension Plan
     Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$—	$66	$—	$134
Interest cost	141	149	276	303
Expected return on plan assets	(117)	(88)	(229)	(179)
Realized gains	80	11	157	22

Net periodic benefit costs	$104	$138	$204	$280

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
(14) Financial Information by Segment
     Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our reportable operating segments are Consumer Diagnostic Products, Vitamins and Nutritional Supplements, Professional Diagnostic Products and Corporate and Other. Included in the operating loss of Corporate and Other are non-allocable corporate expenditures and expenses related to our research and development activities in the area of cardiology for the three and six months ended June 30, 2006, the latter of which amounted to $6.1 million, net of the ITI funding of $4.0 million (Note 11) and $12.2 million, net of $7.9 million of the ITI funding, respectively, and $1.9 million, net of the ITI funding of $6.9 million, and $6.3 million, net of $8.8 million of the ITI funding, respectively, for the three and six months ended June 30, 2005, respectively. Also included in the operating loss of Corporate and Other for the three and six months ended June 30, 2006 are a net loss on certain dispositions (Note 10) and $2.6 million related to the write-off of certain cardiology related fixed assets impacted by our restructuring plans (Note 9). Total assets in the area of cardiology, which are included in Corporate and Other in the tables below, amounted to $34.8 million at June 30, 2006 and $41.2 million at December 31, 2005.
     We evaluate performance of our operating segments based on net revenue and operating income (loss). Segment information for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Consumer	Vitamins and	Professional	Corporate
	Diagnostic	Nutritional	Diagnostic	and
	Products	Supplements	Products	Other	Total

Three Months Ended June 30, 2006
Net revenue from external customers	$45,532	$22,094	$72,087	$—	$139,713
Operating income (loss)	$8,380	$28	$1,138	$(17,723)	$(8,177)

Three Months Ended June 30, 2005
Net revenue from external customers	$42,795	$18,918	$40,518	$40	$102,271
Operating income (loss)	$6,102	$(1,291)	$(3,104)	$(6,262)	$(4,555)

Six Months Ended June 30, 2006
Net revenue from external customers	$88,846	$41,097	$137,591	$—	$267,534
Operating income (loss)	$16,860	$(1,049)	$10,554	$(29,558)	$(3,193)

Six Months Ended June 30, 2005
Net revenue from external customers	$86,215	$35,839	$72,028	$109	$194,191
Operating income (loss)	$13,043	$(3,151)	$(5,590)	$(15,045)	$(10,743)

Assets:
As of June 30, 2006	$306,478	$53,505	$541,800	$47,086	$948,869
As of December 31, 2005	$253,063	$52,967	$434,796	$50,340	$791,166
(15) Material Contingencies and Legal Settlements
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
     As of June 30, 2006, we had outstanding material contingent contractual obligations related to our acquisitions of Binax and CLONDIAG. With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. With respect to the acquisition of CLONDIAG, in the event that the value of the 218,502 shares of our common stock issued in connection with the acquisition is less than €4.87 million on December 29, 2006, we will be required to pay the sellers additional cash in the amount of the shortfall. In addition, the terms of the acquisition agreement provide for $8.9 million of contingent consideration, consisting of 224,316 shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on CLONDIAG’s platform technology during the three years following the acquisition date.
(16) Recent Accounting Pronouncements
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
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS No. 156 is not expected to have an impact on our financial position, results of operations or cash flows.
     In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on Issue No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the manner in which we record gross receipts taxes, USF contributions and miscellaneous other taxes and regulatory cost recovery fees. Should we need to change the manner in which we record gross receipts, it is not expected that the change would have a material impact on total operating revenue and expenses and operating income and net income would not be affected.
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements, but it is not expected to be material.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)
Recently Adopted Standards
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. As required by SFAS No. 151, we adopted this new accounting standard on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our financial position, results of operations or cash flows.
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
(17) Related Party Transaction
     On June 20, 2006, we issued 25,000 shares of our common stock as consideration for the acquisition of all of the capital stock of Innovative Medical Devices BVBA. The seller of the capital stock of Innovative Medical Devices BVBA is the spouse of the Vice President of our Consumer Diagnostics business unit.
(18) Guarantor Financial Information
     We issued $150.0 million in senior subordinated notes (the “Bonds”) to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in compliance with Regulation S of the Securities Act. Our payment obligations under the Bonds are currently guaranteed by all of our domestic subsidiaries (the “Guarantor Subsidiaries”). The guarantee is full and unconditional. Separate financial statements of the Guarantor Subsidiaries are not presented because we have determined that they would not be material to investors in the Bonds. The following supplemental financial information sets forth, on a consolidating basis, the statements of operations and cash flows for the three and six months ended June 30, 2006 and 2005 and the balance sheets as of June 30, 2006 and December 31, 2005 for our company (the “Issuer”), the Guarantor Subsidiaries and our other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects our investments and the Guarantor Subsidiaries’ investments in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2006
(unaudited)
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$5,906	$83,422	$63,351	$(16,082)	$136,597
License and royalty revenue	—	82	3,034	—	3,116

Net revenue	5,906	83,504	66,385	(16,082)	139,713
Cost of sales	6,942	63,626	37,008	(16,359)	91,217

Gross profit	(1,036)	19,878	29,377	277	48,496

Operating expenses:
Research and development	415	2,017	10,682	—	13,114
Sales and marketing	1,536	11,994	9,160	—	22,690
General and administrative	5,235	5,389	7,054	—	17,678
Loss on dispositions, net	—	—	3,191	—	3,191

Operating (loss) income	(8,222)	478	(710)	277	(8,177)

Equity in earnings of subsidiaries, net of tax	99	—	—	(99)	—
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs	(4,082)	(1,827)	(6,942)	5,969	(6,882)
Other income (expense), net	2,221	3,857	5,276	(6,053)	5,301

(Loss) income before provision for (benefit from) income taxes	(9,984)	2,508	(2,376)	94	(9,758)

Provision for (benefit from) income taxes	572	489	(263)	—	798

Net (loss) income	$(10,556)	$2,019	$(2,113)	$94	$(10,556)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2006
(unaudited)
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$11,793	$156,299	$124,603	$(33,345)	$259,350
License and royalty revenue	—	153	8,031	—	8,184

Net revenue	11,793	156,452	132,634	(33,345)	267,534
Cost of sales	13,639	114,638	71,937	(33,430)	166,784

Gross profit	(1,846)	41,814	60,697	85	100,750

Operating expenses:
Research and development	1,398	3,945	18,381	—	23,724
Sales and marketing	2,838	22,078	18,596	—	43,512
General and administrative	10,387	9,265	13,864	—	33,516
Loss on dispositions, net	—	—	3,191	—	3,191

Operating (loss) income	(16,469)	6,526	6,665	85	(3,193)

Equity in earnings of subsidiaries, net of tax	7,370	—	—	(7,370)	—
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs	(8,161)	(2,623)	(9,466)	7,647	(12,603)
Other (expense) income, net	4,924	3,758	3,922	(7,731)	4,873

(Loss) income before provision for income taxes	(12,336)	7,661	1,121	(7,369)	(10,923)
Provision for income taxes	850	1,043	370	—	2,263

Net (loss) income	$(13,186)	$6,618	$751	$(7,369)	$(13,186)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2005
(unaudited)
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$6,498	$58,444	$48,736	$(15,905)	$97,773
License and royalty revenue	—	95	4,403	—	4,498

Net revenue	6,498	58,539	53,139	(15,905)	102,271
Cost of sales	6,768	48,950	28,638	(16,798)	67,558

Gross profit	(270)	9,589	24,501	893	34,713

Operating expenses:
Research and development	628	1,502	3,230	—	5,360
Sales and marketing	772	8,935	7,959	—	17,666
General and administrative	3,141	5,595	7,506	—	16,242

Operating (loss) income	(4,811)	(6,443)	5,806	893	(4,555)

Equity in earnings of subsidiaries, net of tax	10,745	—	—	(10,745)	—
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs	(4,080)	(327)	(1,505)	952	(4,960)
Other income (expense), net	512	(2,520)	17,832	(952)	14,872

Income (loss) before provision for (benefit from) income taxes	2,366	(9,290)	22,133	(9,852)	5,357

Provision for (benefit from) income taxes	(137)	418	2,533	40	2,854

Net income (loss)	$2,503	$(9,708)	$19,600	$(9,892)	$2,503

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2005
(unaudited)
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$11,976	$109,530	$94,078	$(28,112)	$187,472
License and royalty revenue	—	126	6,593	—	6,719

Net revenue	11,976	109,656	100,671	(28,112)	194,191
Cost of sales	12,385	91,998	53,205	(30,299)	127,289

Gross profit	(409)	17,658	47,466	2,187	66,902
Operating expenses:
Research and development	770	2,617	9,205	—	12,592
Sales and marketing	1,252	16,112	17,332	—	34,696
General and administrative	6,449	9,217	14,691	—	30,357

Operating (loss) income	(8,880)	(10,288)	6,238	2,187	(10,743)
Equity in earnings of subsidiaries, net of tax	14,653	—	—	(14,653)	—
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs	(8,324)	(811)	(2,848)	2,011	(9,972)
Other income, net	(2,563)	6,140	18,156	(1,950)	19,783

(Loss) income before provision for income taxes	(5,114)	(4,959)	21,546	(12,405)	(932)
Provision for income taxes	185	1,136	3,046	—	4,367

Net (loss) income	$(5,299)	$(6,095)	$18,500	$(12,405)	$(5,299)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
June 30, 2006
(unaudited)
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$913	$12,366	$28,885	$—	$42,164
Accounts receivable, net of allowances	3,042	49,336	39,590	—	91,968
Inventories	6,807	41,775	33,655	(6,099)	76,138
Deferred tax assets	—	1	844	—	845
Prepaid expenses and other current assets	2,006	2,916	13,669	—	18,591
Intercompany receivables	33,006	38,071	14,788	(85,865)	—

Total current assets	45,774	144,465	131,431	(91,964)	229,706

Property, plant and equipment, net	2,178	27,352	50,317	—	79,847
Goodwill	114,317	109,116	165,187	—	388,620
Other intangible assets with indefinite lives	—	21,120	46,317	—	67,437
Core technology and patents, net	19,381	14,194	30,822	—	64,397
Other intangible assets, net	37,998	33,436	26,178	—	97,612
Deferred financing costs, net, and other non-current assets	5,104	1,957	4,216	—	11,277
Deferred tax assets	256	(1)	400	—	655
Investment in subsidiaries and other investments	359,499	(1,015)	103	(349,269)	9,318
Intercompany notes receivable	164,452	68,267	(1)	(232,718)	—

Total assets	$748,959	$418,891	$454,970	$(673,951)	$948,869

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$1,372	$—	$1,372
Current portion of capital lease obligations	—	528	31	—	559
Accounts payable	4,878	28,292	17,380	—	50,550
Accrued expenses and other current liabilities	22,898	18,425	33,530	—	74,853
Intercompany payables	27,710	28,369	29,789	(85,868)	—

Total current liabilities	55,486	75,614	82,102	(85,868)	127,334

Long-term liabilities:
Long-term debt, net of current portion	169,556	71,000	33,708	—	274,264
Capital lease obligations, net of current portion	—	641	54	—	695
Deferred tax liabilities	4,343	7,056	9,234	128	20,761
Other long-term liabilities	—	291	5,950	—	6,241
Intercompany notes payable	—	59,339	173,380	(232,719)	—

Total long-term liabilities	173,899	138,327	222,326	(232,591)	301,961

Stockholders’ equity	519,574	204,950	150,542	(355,492)	519,574

Total liabilities and stockholders’ equity	$748,959	$418,891	$454,970	$(673,951)	$948,869

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
December 31, 2005
(unaudited)
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$1,196	$8,080	$24,994	$—	$34,270
Accounts receivable, net of allowances	2,344	34,834	33,298	—	70,476
Inventories	7,518	42,794	26,997	(6,100)	71,209
Deferred tax assets	—	—	844	—	844
Prepaid expenses and other current assets	2,228	2,720	12,586	—	17,534
Intercompany receivables	38,919	34,346	19,974	(93,239)	—

Total current assets	52,205	122,774	118,693	(99,339)	194,333

Property, plant and equipment, net	2,632	31,164	38,415	—	72,211
Goodwill	72,787	109,637	139,786	—	322,210
Other intangible assets with indefinite lives	8,700	12,420	42,622	—	63,742
Core technology and patents, net	28,269	5,556	30,225	—	64,050
Other intangible assets, net	20,321	18,429	21,739	—	60,489
Deferred financing costs, net, and other non-current assets	6,696	2,051	4,266	—	13,013
Deferred tax assets	—	—	662	—	662
Investment in subsidiaries and other investments	297,607	(866)	160	(296,445)	456
Intercompany notes receivable	130,001	43,066	—	(173,067)	—

Total assets	$619,218	$344,231	$396,568	$(568,851)	$791,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$—	$2,367	$—	$2,367
Current portion of capital lease obligations	—	508	34	—	542
Accounts payable	1,549	25,438	15,168	—	42,155
Accrued expenses and other current liabilities	12,935	22,939	28,872	—	64,746
Intercompany payables	34,070	31,357	27,812	(93,239)	—

Total current liabilities	48,554	80,242	74,253	(93,239)	109,810

Long-term liabilities:
Long-term debt, net of current portion	169,456	60,000	29,161	—	258,617
Capital lease obligations, net of current portion	—	914	64	—	978
Deferred tax liabilities	3,900	5,964	8,889	128	18,881
Other long-term liabilities	—	278	5,294	—	5,572
Intercompany notes payable	—	42,331	130,736	(173,067)	—

Total long-term liabilities	173,356	109,487	174,144	(172,939)	284,048

Stockholders’ equity	397,308	154,502	148,171	(302,673)	397,308

Total liabilities and stockholders’ equity	$619,218	$344,231	$396,568	$(568,851)	$791,166

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006
(unaudited)
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(13,186)	$6,618	$751	$(7,369)	$(13,186)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(7,370)	—	—	7,370	—
Interest expense related to amortization of original issue discount and write–off of deferred financing costs	593	448	357	—	1,398

Non-cash income related to currency	(217)	—	—	—	(217)
Non-cash stock-based compensation expense	2,544	—	—	—	2,544
Depreciation and amortization	4,446	5,891	7,635	—	17,972
Deferred income taxes	187	1,093	(28)	—	1,252
Impairment of long-lived assets	—	5,216	3,927	—	9,143
Other non-cash items	50	18	(1,267)	—	(1,199)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(697)	(5,678)	(2,920)	—	(9,295)
Inventories	711	3,101	(2,897)	(1)	914
Prepaid expenses and other current assets	222	1	769	—	992
Accounts payable	3,031	2,144	(311)	—	4,864
Accrued expenses and other current liabilities	167	(6,332)	(6,305)	—	(12,470)
Other long-term liabilities	—	13	631	—	644
Intercompany payable (receivable)	2,142	(5,290)	1,628	1,520	—

Net cash (used in) provided by operating activities	(7,377)	7,243	1,970	1,520	3,356

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)
For the Six Months Ended June 30, 2006
(unaudited)
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(307)	(2,340)	(6,555)	—	(9,202)
Proceeds from sale of property, plant and equipment	—	6	2,114	—	2,120
Cash paid for acquisitions, net of cash acquired	(61,191)	(58)	(16,682)	—	(77,931)
Decrease (increase) in other assets	914	(16)	211	—	1,109

Net cash used in investing activities	(60,584)	(2,408)	(20,912)	—	(83,904)

Cash Flows from Financing Activities:
Cash paid for financing costs	—	(296)	(286)	—	(582)
Proceeds from issuance of common stock, net of issuance costs	83,573	—	—	—	83,573
Net borrowing (repayment) under revolving lines of credit	—	11,000	(2,183)	—	8,817
Repayments of notes payable	—	—	(2,581)	—	(2,581)
Principal payments of capital lease obligations	—	(253)	(19)	—	(272)
Intercompany notes (receivable) payable	(15,895)	(11,000)	26,895	—	—

Net cash provided by (used in) financing activities	67,678	(549)	21,826	—	88,955

Foreign exchange effect on cash and cash equivalents	—	—	1,007	(1,520)	(513)

Net (decrease) increase in cash and cash equivalents	(283)	4,286	3,891	—	7,894
Cash and cash equivalents, beginning of period	1,196	8,080	24,994	—	34,270

Cash and cash equivalents, end of period	$913	$12,366	$28,885	$—	$42,164

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2005
(unaudited)
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(5,299)	$(6,095)	$18,500	$(12,405)	$(5,299)

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(14,653)	—	—	14,653	—
Interest expense related to amortization of original issue discount and write-off of deferred financing costs	589	196	114	—	899
Non-cash loss related to currency	592	—	—	—	592
Non-cash stock based compensation expense	140	—	—	—	140
Depreciation and amortization	1,419	4,590	6,676	—	12,685
Deferred income taxes	224	1,052	—	—	1,276
Impairment of long-lived assets	—	—	2,493		2,493
Other non-cash items	141	(10)	(2,622)	—	(2,491)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	969	12,067	1,371	—	14,407
Inventories	586	1,527	(2,173)	(2,248)	(2,308)
Prepaid expenses and other current assets	(717)	(513)	(4,399)	—	(5,629)
Accounts payable	1,027	(1,251)	588	—	364
Accrued expenses and other current liabilities	387	2,871	8,388	—	11,646
Other long-term liabilities	—	—	433	—	433
Intercompany payable (receivable)	12,697	5,454	(18,570)	419	—

Net cash (used in) provided by operating activities	(1,898)	19,888	10,799	419	29,208

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS (Continued)
For the Six Months Ended June 30, 2005
(unaudited)
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(428)	(3,496)	(5,211)	—	(9,135)
Proceeds from sale of property, plant and equipment	—	69	82	—	151
Cash paid for acquisitions, net of cash acquired	(14,896)	1,671	(61,471)	—	(74,696)
(Increase) decrease in other assets	117	(52)	(853)	—	(788)

Net cash used in investing activities	(15,207)	(1,808)	(67,453)	—	(84,468)

Cash Flows from Financing Activities:
Cash paid for financing costs	(707)	(702)	(649)	—	(2,058)
Proceeds from issuance of common stock, net of issuance costs	2,222	—	—	—	2,222
Net (repayment) borrowing under revolving lines of credit	(77)	20,000	29,249	—	49,172
Repayments of notes payable	—	10,000	10,086	—	20,086
Principal payments of capital lease obligations	—	(233)	(4)	—	(237)
Intercompany notes payable (receivable)	16,000	(41,000)	25,000	—	—

Net cash provided by (used in) financing activities	17,438	(11,935)	63,682	—	69,185

Foreign exchange effect on cash and cash equivalents	—	1	(1,377)	(419)	(1,795)

Net increase in cash and cash equivalents	333	6,146	5,651	—	12,130
Cash and cash equivalents, beginning of period	12	3,551	13,193	—	16,756

Cash and cash equivalents, end of period	$345	$9,697	$18,844	$—	$28,886

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
     For the three and six months ended June 30, 2006, we recorded net revenue of $139.7 million and $267.5 million, respectively, compared to $102.3 million and $194.2 million, respectively, for the three and six months ended June 30, 2005. Overall revenue growth for the six months ended June 30, 2006 resulted primarily from acquisitions principally in our professional diagnostics business and, to a lesser extent, organic growth.
     For the three and six months ended June 30, 2006, we incurred a net loss of $10.6 million and $13.2 million, respectively, compared to a net income of $2.5 million and a net loss of $5.3 million, respectively, for the three and six months ended June 30, 2005. Included in the prior year three and six-month periods was a net favorable impact resulting from settlement of disputes and a licensing arrangement which totaled $13.5 million and $17.7 million, respectively, net of tax.
     During the six months ended June 30, 2006, we acquired (i) 67.45% of CLONDIAG chip technologies GmbH (“CLONDIAG”), a privately-held company located in Jena in Germany which has developed a multiplexing technology for nucleic acid and immunoassay-based diagnostics, for a preliminary aggregate purchase price of $24.0 million, (ii) the assets of ACON Laboratories’ business of researching, developing, manufacturing, marketing and selling lateral flow immunoassay and directly-related products in the United States, Canada, Europe (excluding Russia, the former Soviet Republics that are not part of the European Union, Spain, Portugal and Turkey), Israel, Australia, Japan and New Zealand (“Innovacon”) and a newly-constructed manufacturing facility in Hangzhou, China (“ABON”) pursuant to the terms of our acquisition agreement with ACON Laboratories, Inc. and certain of its affiliates for a preliminary aggregate purchase price of approximately $115.6 million and (iii) a 49% interest in TechLab, Inc. (“TechLab”), a privately-held diagnostics company which develops, manufactures and distributes rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology, for a purchase price of $8.8 million.
     On May 22, 2006, we committed to a plan to cease operations at our manufacturing facility in San Diego, California and to write off certain excess manufacturing equipment at other impacted facilities. Additionally, on June 7, 2006, we committed to a plan to reorganize the sales and marketing and customer service functions in certain of our U.S. professional diagnostic companies. As a result of these restructuring plans, we recorded $9.7 million in restructuring charges during the three and six months ended June 30, 2006. We expect to complete these plans during the first half of 2007. Including the charges recorded through June 30, 2006, we expect the total restructuring charge related to these plans to be approximately $13.6 million.
Results of Operations
     Net Revenue. Net revenue increased by $37.4 million, or 37%, to $139.7 million for the three months ended June 30, 2006 from $102.3 million for the three months ended June 30, 2005. Net revenue increased by $73.3 million, or 38%, to $267.5 million for the six months ended June 30, 2006, from $194.2 million for the six months ended June 30, 2005. The factors resulting in the changes in net revenue for each comparative period are discussed in the Net Product Sales, Total and by Business Segment and License and Royalty Revenue discussions which follow.
     Net Product Sales, Total and by Business Segment. Net product sales increased by $38.8 million, or 40%, to $136.6 million for the three months ended June 30, 2006, from $97.8 million for the three months ended June 30, 2005. Net product sales increased by $71.9 million, or 38%, to $259.4 million for the six months ended June 30, 2006, from $187.5 million for the six months ended June 30, 2005. Net product sales by business segment for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2006	2005	Change	2006	2005	Change
Consumer diagnostic products	$44,344	$41,992	6%	$85,542	$83,927	2%
Vitamins and nutritional supplements	22,094	18,918	17%	41,097	35,839	15%
Professional diagnostic products	70,159	36,863	90%	132,711	67,706	96%

Net product sales	$136,597	$97,773	40%	$259,350	$187,472	38%

     Net product sales of our consumer diagnostic products increased by $2.4 million, or 6%, comparing the three months ended June 30, 2006 to the three months ended June 30, 2005 and $1.6 million, or 2%, comparing the six months ended June 30, 2006 to the six months ended June 30, 2005. Revenue from our March 31, 2006 acquisition of Innovacon accounted for the increase in each period.
     Our vitamins and nutritional supplements product sales increased by $3.2 million, or 17%, comparing the three months ended June 30, 2006 to the three months ended June 30, 2005 and increased by $5.3 million, or 15%, comparing the six months ended June 30, 2006 to the six months ended June 30, 2005, with increased sales of our private label nutritional supplements accounting for the majority of the growth in each comparative period.
     Net product sales of our professional diagnostic products increased by $33.3 million, or 90%, comparing the three months ended June 30, 2006 to the three months ended June 30, 2005 and increased by $65.0 million, or 96%, comparing the six months ended June 30, 2006 to the six months ended June 30, 2005. Net product revenue during the three months ended June 30, 2006 increased as a result of our acquisitions of the Determine business in June 2005 which contributed $7.6 million; IDT in September 2005 which contributed $3.7 million; BioStar in September 2005 which contributed $5.8 million; CLONDIAG in February 2006 which contributed $0.9 million and Innovacon in March 2006 which contributed $15.1 million, for a total contribution of $33.1 million of net product sales during the three months ended June 30, 2006. Net product revenue during the six months ended June 30, 2006 increased primarily as a result of our acquisitions of Binax in March 2005 which contributed $9.7 million; the Determine business in June 2005 which contributed $15.8 million; IDT in September 2005 which contributed $7.5 million; BioStar in September 2005 which contributed $14.4 million; CLONDIAG in February 2006 which contributed $1.0 million and Innovacon in March 2006 which contributed $15.1 million, for a total contribution of $63.5 million of net product sales during the six months ended June 30, 2006.
     License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third-parties. License and royalty revenue decreased by $1.4 million, or 31%, to $3.1 million for the three months ended June 30, 2006 from $4.5 million for the three months ended June 30, 2005 and increased by $1.5 million, or 22%, to $8.2 million for the six months ended June 30, 2006 from $6.7 million for the six months ended June 30, 2005. The decrease for the comparative three-month period is the result of higher than normal royalty recognized during the three months ended June 30, 2005, related to the impact of a legal settlement with Quidel Corporation in that quarter. The increase for the comparative six-month period is primarily the result of royalty revenue from Quidel during the six months ended June 30, 2006, as a result of the settlement during the second quarter of 2005.
     Gross Profit and Margin. Gross profit increased by $13.8 million, or 40%, to $48.5 million for the three months ended June 30, 2006 from $34.7 million for the three months ended June 30, 2005. Gross profit during the three months ended June 30, 2006 benefited from higher than average margins earned on revenue from our recently acquired businesses, offset by the lower royalties recognized during the quarter. Included in cost of sales for the three months ended June 30, 2006 was a restructuring charge of $7.0 million related to the recently announced closure of our ABI operation in San Diego, California, along with the write-off of fixed assets at other facilities impacted by our restructuring plans and a $0.1 million charge for stock-based compensation related to our January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123-R, Share-Based Payment. Included in cost of sales for the three months ended June 30, 2005 was a $2.9 million restructuring charge associated with our decision to close our Galway, Ireland manufacturing facility and a $2.4 million charge associated with a reserve established at our Wampole subsidiary for excess quantities of certain raw materials and finished goods, including certain finished goods held at distributors but subject to right of return.
     Gross profit increased by $33.8 million, or 51%, to $100.8 million for the six months ended June 30, 2006 from $66.9 million for the six months ended June 30, 2005. Included in cost of sales for the six months ended June 30, 2006 was a $7.7 million restructuring charge related to the closures of our Galway, Ireland manufacturing facility and ABI operation in San Diego, California, along with the write-off of fixed assets at other facilities impacted by our restructuring plans and a $0.2 million charge for stock-based compensation related to our January 1, 2006 adoption of SFAS No. 123-R. In addition to the $2.9 million restructuring charge and $2.4 million reserve noted above during the three months ended June 30, 2005, the six months ended June 30, 2005 also included a $1.6 million charge for returns and inventory reserve related to the recall of the drugs of abuse diagnostic products.

     Overall gross margin was 35% and 38% for the three and six months ended June 30, 2006, respectively, compared to 34% for both the three and six months ended June 30, 2005. Excluding the impact of the charges noted above in each of the respective periods in 2006, overall gross margin was 40% and 41% for the three and six months ended June 30, 2006, respectively, compared to overall gross margin in each of the respective periods for the three and six months ended June 30, 2005, of 39% and 38%, respectively.
     Gross Profit from Net Product Sales by Business Segment. Gross profit from net product sales represents total gross profit less gross profit associated with license and royalty revenue. Gross profit from net product sales increased by $15.4 million, or 49%, to $46.7 million for the three months ended June 30, 2006 from $31.3 million for the three months ended June 30, 2005. Gross profit from net product sales increased by $33.0 million, or 53%, to $95.3 million for the six months ended June 30, 2006 from $62.2 million for the six months ended June 30, 2005. Gross profit from net product sales by business segment for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2006	2005	Change	2006	2005	Change
Consumer diagnostic products	$20,880	$18,548	13%	$41,176	$39,472	4%
Vitamins and nutritional supplements	2,180	1,238	76%	3,014	1,927	56%
Professional diagnostic products	23,653	11,493	106%	51,087	20,844	145%

Gross profit from net product sales	$46,713	$31,279	49%	$95,277	$62,243	53%

     Gross profit from our consumer diagnostic product sales increased by $2.3 million, or 13%, to $20.9 million for the three months ended June 30, 2006, compared to $18.5 million for the three months ended June 30, 2005. Gross profit from our consumer diagnostic product sales increased by $1.7 million, or 4%, to $41.2 million for the six months ended June 30, 2006, compared to $39.5 million for the six months ended June 30, 2005. Included in the cost of sales for the three months ended June 30, 2006 was a restructuring charge of $1.5 million related to the write-off of fixed assets impacted by our recent restructuring plans and a charge of $0.1 million for stock-based compensation related to our January 1, 2006 adoption of SFAS No. 123-R. Included in the cost of sales for the three months ended June 30, 2005 was a $2.9 million restructuring charge associated with our decision to close our Galway, Ireland manufacturing facility during this period. Excluding the impact of the charges for restructuring and stock-based compensation, gross profit for the three months ended June 30, 2006 was $22.5 million, which represents an increase of $1.0 million, or 5%, as compared with $21.5 million the three months ended June 30, 2005 and resulted principally from our March 31, 2006 acquisition of Innovacon. Cost of sales for the six months ended June 30, 2006 included restructuring charges totaling $2.2 million related to the closure of our Galway, Ireland manufacturing facility, the write-off of fixed assets as discussed above, and a $0.2 million charge for stock-based compensation. During the six months ended June 30, 2005, cost of sales included a restructuring charge of $2.9 million as discussed above. Excluding these charges for the six months ended June 30, 2006 and 2005, gross profit was $43.6 million and $42.4 million, respectively, which represents an increase of $1.2 million, or 3%, and resulted principally from our March 31, 2006 acquisition of Innovacon.
     As a percentage of our consumer diagnostic product sales, gross margin was 47% and 48% for the three and six months ended June 30, 2006, respectively. Excluding the restructuring charges and stock-based compensation discussed above, the gross margin percentage was 51% for both the three and six months ended June 30, 2006. Gross margin percentages for the three and six months ended June 30, 2005 were 44% and 47%, respectively, and, excluding the impact of the $2.9 million restructuring charge discussed above, was 51% and 50% for the three and six months ended June 30, 2005, respectively.
     Gross profit from our vitamins and nutritional supplements product sales increased $1.0 million, or 76%, to $2.2 million for the three months ended June 30, 2006, compared to $1.3 million for the three months ended June 30, 2005. Gross profit from our vitamins and nutritional supplements product sales increased $1.1 million, or 56%, to $3.0 million for the six months ended June 30, 2006, compared to $1.9 million for the six months ended June 30, 2005. The gross profit increase in both of the comparative periods was the result of improved factory utilization as a result of increasing revenue in our private label business. As a percentage of net vitamin and nutritional supplements product sales, gross profit for our vitamins and nutritional supplements business was approximately 10% and 7% for the three and six months ended June 30, 2006, respectively, compared to 7% and 5% for the three and six months ended June 30, 2005, respectively.
     Gross profit from our professional diagnostic product sales increased by $12.2 million, or 106%, to $23.7 million for the three months ended June 30, 2006, compared to $11.5 million for the three months ended June 30, 2005. Gross profit from our professional diagnostic product sales increased by $30.2 million, or 145%, to $51.1 million for the six months ended June 30, 2006, compared to $20.8 million for the six months ended June 30, 2005. The increase in gross profit during the three months ended June 30, 2006 is largely attributable to the increase in product sales resulting primarily from our acquisitions of BioStar, the Determine business, IDT and Innovacon where higher margin products are sold. In addition to the acquisitions contributing to the gross profit improvement during the second quarter of 2006, our acquisition of Binax also contributed to the gross profit improvement during the six months ended June 30, 2006, compared to the six months ended June 30, 2005. Included in the cost of sales for the three and six months ended June 30, 2006 was a $5.4 million restructuring charge associated with our decision to close our ABI operations and the write-off of other fixed assets impacted by our other restructuring plans. Excluding the impact of these charges during the three and six months ended June 30, 2006, gross profit was $29.1 million and $56.5 million, respectively. Cost of sales for the three and six months ended June 30, 2005 included a charge of $2.4 million associated with a reserve established at our Wampole subsidiary for excess quantities of certain raw materials and finished goods, including certain finished goods held at distributors but subject to right of return and a $1.6 million charge related to a recall of the drugs of abuse diagnostic products. Excluding the impact of these charges during the three and six months ended June 30, 2005, gross profit was $11.5 million and $20.8 million, respectively.
     As a percentage of our professional diagnostic product sales, gross margin for the three and six months ended June 30, 2006 was 34% and 38%, respectively. Excluding the $5.4 million of charges discussed above, gross margin as a percentage of our professional diagnostic product sales was 41% and 43%, respectively. As a percentage of our professional diagnostic product sales, gross margin for the three and six months ended June 30, 2005 was 31% in both periods. Excluding the combined $4.0 million of charges discussed above, gross margin as a percentage of our professional diagnostic product sales was 38% and 37%, respectively.
     Research and Development Expense. Research and development expense increased by $7.8 million, or 145%, to $13.1 million for the three months ended June 30, 2006, compared to $5.4 million for the three months ended June 30, 2005. Research and development expense increased by $11.1 million, or 88%, to $23.7 million for the six months ended June 30, 2006, compared to $12.6 million for the six months ended June 30, 2005. Research and development expense is reported net of co-development funding from ITI of $4.0 million and $7.9 million for the three and six months ended June 30, 2006, respectively. ITI funding during the three and six months ended June 30, 2005 was $6.9 million and $8.8 million, respectively. The increase in research and development expense for the comparative three-month periods was primarily the result of increased spending related to our cardiology research programs, $1.1 million of additional spending related to our recent acquisitions, a $2.6 million charge related to the write-off of fixed assets impacted by our restructuring plans and a $0.3 million charge for stock-based compensation related to our January 1, 2006 adoption of SFAS No. 123-R. The increase for the comparative six-month periods was primarily the result of increased spending related to our cardiology research programs, $3.3 million of additional spending related to our recent acquisitions, a $2.6 million charge related to the write-off of fixed assets impacted by our restructuring plans and a $0.5 million charge for stock-based compensation related to our January 1, 2006 adoption of SFAS No. 123-R.
     Research and development expense as a percentage of net product sales is 10% and 9% for the three and six months ended June 30, 2006, respectively, compared to 5% and 7% for the three and six months ended June 30, 2005, respectively. Excluding the $2.6 million in fixed asset write-off discussed above, research and development expense as a percentage of net product sales is 8% for both the three and six-month periods ended June 30, 2006.
     Sales and Marketing Expense. Sales and marketing expense increased by $5.0 million, or 28%, to $22.7 million for the three months ended June 30, 2006, compared to $17.7 million for the three months ended June 30, 2005. Sales and marketing expense increased by $8.8 million, or 25%, to $43.5 million for the six months ended June 30, 2006, compared to $34.7 million for the six months ended June 30, 2005. The increase in sales and marketing expense during the three and six months ended June 30, 2006 was primarily the result of approximately $3.9 million and $8.1 million of additional spending related to our acquisitions, in the respective periods, and a charge of $0.2 million and $0.4 million, respectively, for stock-based compensation related to our January 1, 2006 adoption of SFAS No. 123-R.
     Sales and marketing expense as a percentage of net product sales was 17% during both the three and six months ended June 30, 2006, compared to 18% and 19% for the three and six months ended June 30, 2005, respectively.
     General and Administrative Expense. General and administrative expense increased by $1.4 million, or 9%, to $17.7 million for the three months ended June 30, 2006, compared to $16.2 million for the three months ended June 30, 2005. General and administrative expense increased by $3.2 million, or 10%, to $33.5 million for the six months ended June 30, 2006, compared to $30.4 million for the six months ended June 30, 2005. For the three and six months ended June 30, 2006, approximately $3.3 million and $5.4 million, respectively, of the increase in general and administrative expense resulted from additional spending related to our acquisitions of Binax, BioStar, IDT, the Determine business, CLONDIAG, Innovacon and ABON. Included in general and administrative expense is a $0.7 million and a $1.5 million charge for stock-based compensation related to our January 1, 2006 adoption of SFAS No. 123-R for the three and six-month periods in 2006, respectively. Increases in general and administrative expenses during the three and six months ended June 30, 2006 were partially offset by decreases in legal expenses in both periods of $1.9 million and $3.7 million, respectively.
     Loss on Dispositions, Net. During the three and six months ended June 30, 2006, we recorded a net loss of $3.2 million. Included in this charge is a loss of $4.6 million associated with management’s decision to dispose of our SMB research operation.

The $4.6 million charge includes a loss of $2.0 million on impaired assets, most of which represents goodwill associated with SMB, and a $2.6 million estimated loss on the sale of SMB. We expect the sale of this operation to be completed in the third quarter of 2006. The $4.6 million loss is offset by a $1.4 million gain on the sale of an idle manufacturing facility in Galway, Ireland, as a result of our 2005 restructuring plan.
     Interest Expense. Interest expense includes interest charges, the write-off and amortization of deferred financing costs and the amortization of non-cash discounts associated with our debt issuances. Interest expense increased by $1.9 million, or 39%, to $6.9 million for the three months ended June 30, 2006 from $5.0 million for the three months ended June 30, 2005. Interest expense increased by $2.6 million, or 26%, to $12.6 million for the six months ended June 30, 2006 from $10.0 million for the six months ended June 30, 2005. Such increases were partially due to higher average outstanding debt balances which were $267.9 million and $269.7 million during the three and six months ended June 30, 2006, respectively, compared to $237.0 million and $225.8 million during the three and six months ended June 30, 2005, respectively, as a result of borrowings to fund various acquisitions and operations. Additionally, higher applicable interest rates on the senior credit facility during the six months ended June 30, 2006 compared with the six months ended June 30, 2005 and an increase in the amortization of deferred financing costs related to the debt refinancings that occurred later in fiscal year 2005 and during the first quarter of 2006 contributed to the increase in interest expense.
     Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income, net are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2006	2005	Change	2006	2005	Change
Interest income	$286	$267	7%	$619	$505	23%
Foreign exchange gains (losses), net	4,953	(303)	1,735%	3,343	(118)	2,933%
Other	62	14,908	(100)%	911	19,396	(95)%

Other income (expense), net	$5,301	$14,872	(64)%	$4,873	$19,783	(75)%

     Included in other income (expense), net for the three and six months ended June 30, 2006 was a foreign exchange gain of $5.5 million and $4.3 million, respectively, associated with the closure of our Galway, Ireland manufacturing operation. Included in other income (expense), net for the three and six months ended June 30, 2005 was income of $15.0 million related to the Quidel legal settlement and $2.6 million related to the value of an option received under a licensing arrangement entered into during the second quarter of 2005, offset by a $2.7 million charge related to a legal settlement of a nutritional segment commercial dispute arising from a distribution arrangement entered into in September 1996. In addition, other income (expense), net for the six months ended June 30, 2005 includes an $8.4 million gain from a legal settlement of class action suit against several raw material suppliers in our vitamins and nutritional supplements business and a $4.3 million charge related to a legal settlement with PBM.
     Provision for Income Taxes. Provision for income taxes was $0.8 million and $2.3 million for the three and six months ended June 30, 2006, respectively, compared to $2.9 million and $4.4 million for the three and six months ended June 30, 2005, respectively. The effective tax rate was (8)% and (21)% for the three and six months ended June 30, 2006, respectively, compared to 53% and (469)% for the three and six months ended June 30, 2005, respectively. The income tax provision for both comparative periods is primarily related to the recognition of U.S. deferred tax liabilities for temporary differences between the book and tax basis of goodwill and certain intangible assets with indefinite lives, state income tax provision and foreign income tax provisions for various foreign subsidiaries.
     Net Loss. We incurred a net loss of $10.6 million, or $0.33 per basic and diluted common share, for the three months ended June 30, 2006, compared to net income of $2.5 million, or $0.10 per diluted common share, for the three months ended June 30, 2005 and a net loss of $13.2 million, or $0.42 per basic and diluted common share, for the six months ended June 30, 2006, compared to a net loss of $5.3 million, or $0.24 per basic and diluted common share, for the six months ended June 30, 2005. The decrease in net income (loss) for the comparative three and six months ended June 30, 2006 and June 30, 2005, primarily resulted from the various factors as discussed above. See Note 5 of the accompanying consolidated financial statements for the calculation of net income (loss) per common share.
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
Changes in Cash Position
     As of June 30, 2006, we had cash and cash equivalents of $42.2 million, a $7.9 million increase from December 31, 2005. Our primary source of cash during the six months ended June 30, 2006, was $83.6 million in proceeds from the issuance of our common stock including common stock issues under employee stock option and stock purchase plans. During the six months ended June 30, 2006, our operating activities provided $3.3 million of cash to fund our net loss of $13.2 million and a $14.4 million use of cash associated with an increase in working capital, which were offset by $30.9 million of non-cash items. Our investing activities during the six months ended June 30, 2006 used $83.9 million of cash and consisted primarily of $77.9 million of cash used for acquisitions and $9.2 million used for capital equipment purchases, offset by a net $3.2 million of proceeds from the sale of our Galway, Ireland facility and sales of capital equipment, along with decreases in other assets. Our non-equity financing activities, primarily borrowings under our primary senior credit facility, net of various debt repayments and financing costs, provided cash of $5.4 million during the six months ended June 30, 2006. Fluctuations in foreign currencies adversely impacted our cash balance by $0.5 million during the six months ended June 30, 2006.
Investing Activities
     During the six months ended June 30, 2006, we paid $77.9 million in cash for acquisitions and transaction related costs, net of cash acquired, primarily with respect to our acquisitions of CLONDIAG, Innovacon and ABON during this period.
     On February 28, 2006, we acquired 67.45% of CLONDIAG, a privately-held company located in Jena in Germany which has developed a multiplexing technology for nucleic acid and immunoassay based diagnostics. Pursuant to the acquisition agreement, we are required to purchase the remaining 32.55% on or before August 31, 2006. The initial aggregate purchase price was $22.7 million, which consisted of $11.8 million in cash, 218,502 shares of our common stock with an aggregate fair value of $5.8 million and a $5.1 million payable to acquire the remaining 32.55% stock ownership. Additionally, pursuant to the terms of the acquisition agreement, we have an obligation to settle existing employee bonus arrangements with the CLONDIAG employees totaling €1.1 million ($1.3 million). In connection with this obligation, we issued 24,896 shares of our common stock with a fair value of $0.7 million to the employees of CLONDIAG and a cash payment of $0.5 million. As of June 30, 2006, our remaining obligation was $0.1 million. This obligation increased our aggregate purchase price to $24.0 million as of June 30, 2006 and resulted in additional goodwill. The terms of the acquisition agreement also provided for contingent consideration totaling approximately $8.9 million consisting of 224,316 shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on CLONDIAG’s platform technology during the three years following the acquisition date. This contingent consideration will be accounted for as an increase in the aggregate purchase price, if and when the contingency occurs.
     On March 31, 2006, we acquired Innovacon, consisting of the assets of ACON Laboratories’ business of researching, developing, manufacturing, marketing and selling lateral flow immunoassay and directly-related products in the United States, Canada, Europe (excluding Russia, the former Soviet Republics that are not part of the European Union, Spain, Portugal and Turkey), Israel, Australia, Japan and New Zealand. The preliminary aggregate purchase price was approximately $91.2 million which consisted of $55.1 million in cash, 711,676 shares of our common stock with an aggregate fair value of $19.7 million, $6.4 million in estimated direct acquisition costs and an additional minimum liability of $10.0 million payable to the sellers on the deferred payment date, pursuant to the acquisition agreement. In addition to the amounts described above, we will be required to make additional cash payments of approximately $51.2 million upon the completion of the permitting, validation and obtainment of operational capacity of the ABON facility and regulatory clearance in Spain and Portugal. The timing and amount of any such payments is contingent upon the successful completion of various milestones, as defined in the acquisition agreement, and certain regulatory approvals.
     On May 15, 2006, we acquired ABON, a newly-constructed manufacturing facility in Hangzhou, China, pursuant to the terms of our acquisition agreement with ACON Laboratories, Inc. and its affiliates, dated March 31, 2006, in connection with our acquisition of Innovacon, as discussed above. The preliminary aggregate purchase was approximately $20.4 million which consisted of $8.8 million in cash and 417,446 shares of our common stock with an aggregate fair value of $11.6 million. In addition, pursuant to the acquisition agreement, we made an additional payment of $4.1 million in cash as a result of the amount of cash acquired, net of indebtedness assumed.
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
     As of June 30, 2006, we had an aggregate of $1.4 million in outstanding capital lease obligations which are payable through 2009.
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
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of June 30, 2006.
Contractual Obligations
     The following table summarizes our principal contractual obligations as of June 30, 2006 that have changed significantly since December 31, 2005 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K for the year ended December 31, 2005 but omitted in the table below represent those that have not changed significantly since that date.

	Payments Due by Period
Contractual Obligations	Total	2006	2007 - 2008	2009 - 2010	Thereafter
	(in thousands)
Long-term debt obligations (1)	$276,080	$1,523	$124,557	$—	$150,000
Purchase of remaining CLONDIAG business (2)	5,100	5,100	—	—	—
Remaining obligations Innovacon/ABON (3)	61,180	41,180	20,000	—	—
Purchase obligations – other (4)	42,119	42,119	—	—	—
Interest on debt (5)	82,774	7,579	29,794	26,256	19,145

Total	$467,253	$97,501	$174,351	$26,256	$169,145

(1)	Long-term debt obligations increased by $13.6 million since December 31, 2005 primarily due to our borrowings under the lines of credit of our primary senior credit facility during the six months ended June 30, 2006 and the assumption of approximately $5.6 million in long-term debt related to our acquisition of ABON.

(2)	In connection with our acquisition of CLONDIAG, the acquisition agreement requires us to purchase the remaining 32.55% of this business or before August 31, 2006 for approximately $5.1 million. (See Note 8(b) of our accompanying consolidated financial statements.)

(3)	In connection with our acquisition of Innovacon/ABON, we are required to make additional payments of $51.2 million upon the completion of the permitting validation and obtainment of operational capacity of the ABON facility and regulatory clearance in Spain and Portugal. Also, pursuant to the acquisition agreement, we are obligated to pay an additional $10.0 million to the sellers on the deferred payment date.

(4)	Other purchase obligations relate to inventory purchases and other operating expense commitments. Other purchase obligations increased by $6.4 million, as compared to the commitments at December 31, 2005, primarily due to our efforts to reduce our raw material costs in our nutritional business by executing certain bulk purchase commitments.

(5)	Interest on debt includes amounts based on our $150.0 million senior subordinated notes and $20.0 million subordinated promissory notes. Amounts exclude interest on all other debt due to the variable interest rates (see Note 12 of our accompanying consolidated financial statements). Interest on debt has decreased by $2.9 million since December 31, 2005.
     As of June 30, 2006, we had outstanding material contingent contractual obligations related to our acquisitions of Binax and CLONDIAG. With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. With respect to the acquisition of CLONDIAG, in the event that the value of the 218,502 shares of our common stock issued in connection with the acquisition is less than €4.87 million on December 29, 2006, we will be required to pay the sellers additional cash in the amount of the shortfall. In addition, the terms of the acquisition agreement provide for $8.9 million of contingent consideration, consisting of 224,316 shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on CLONDIAG’s platform technology during the three years following the acquisition date.
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
     The majority of our revenue is derived from product sales. We recognize revenue upon title transfer of the products to third-party customers, less a reserve for estimated product returns and allowances. Determination of the reserve for estimated product returns and allowances is based on our management’s analyses and judgments regarding certain conditions, as discussed below in the critical accounting policy “Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts.” Should future changes in conditions prove management’s conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be adversely affected.
     In connection with the acquisition of the rapid diagnostics business in September 2003 and the Determine business in June 2005 from Abbott Laboratories, we entered into a transition services agreement with Abbott, whereby Abbott would continue to distribute certain of the acquired products for a period of up to 18 months following each acquisition, subject to certain extensions. During the transition period, we recognized revenue on sales of the products when title transferred from Abbott to third party customers.
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

     Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $10.4 million and $24.5 million, or 7% and 9%, respectively, of product sales for the three and six months ended June 30, 2006, compared to $13.3 million and $26.7 million, or 12% and 12%, respectively, of product sales for the three and six months ended June 30, 2005, respectively, which have been recorded against product sales to derive our net product sales.
     Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $92.0 million and $70.5 million, net of allowances for doubtful accounts of $8.9 million and $9.7 million, as of June 30, 2006 and December 31, 2005, respectively.
Valuation of Inventories
     We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers, manufacturing lead times and, less commonly, decisions to withdraw our products from the market. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $76.1 million and $71.2 million, net of a provision for excess and obsolete inventory of $7.5 million and $7.7 million, as of June 30, 2006 and December 31, 2005, respectively.
Valuation of Goodwill and Other Long-Lived and Intangible Assets
     Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of June 30, 2006, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $79.8 million, $388.6 million and $229.4 million, respectively.
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

     Valuation of Goodwill
     We have goodwill balances related to our consumer diagnostics and professional diagnostics (which includes cardiology) reporting units, which amounted to $85.6 million and $303.0 million, respectively, as of June 30, 2006. As of September 30, 2005, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired. Because future cash flows and operating results used in the impairment review are based on management’s projections and assumptions, future events can cause such projections to differ from those used at September 30, 2005, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our review as of September 30, 2005, that would require us to reassess whether the carrying values of our goodwill have been impaired.
     Valuation of Other Long-Lived Tangible and Intangible Assets
     Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of June 30, 2006, future events could cause us to conclude otherwise.
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
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS No. 156 is not expected to have an impact on our financial position, results of operations or cash flows.
     In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on Issue No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. We are currently evaluating the manner in which we record gross receipts taxes, USF contributions and miscellaneous other taxes and regulatory cost recovery fees. Should we need to change the manner in which we record gross receipts, it is not expected that the change would have a material impact on total operating revenue and expenses and operating income and net income would not be affected.
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our financial statements, but it is not expected to be material.

Recently Adopted Accounting Standards
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. As required by SFAS No. 151, we adopted this new accounting standard on January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on our financial position, results of operations or cash flows.
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
     Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At June 30, 2006, our short-term investments approximated market value.
     At June 30, 2006, we had revolving lines of credit available to us of up to $155.0 million in the aggregate under our primary senior credit facility, against which $99.0 million was outstanding. We may repay any borrowings under the revolving lines of credit at any time but in no event later than March 31, 2008. Borrowings under the revolving lines of credit bear interest at either (i) the London Interbank Offered Rate, or LIBOR, as defined in the credit agreement, plus applicable margins or, at our option, (ii) a floating index rate (“Index Rate”), as defined in the agreement, plus applicable margins. Applicable margins, if we choose to use the LIBOR or the Index Rate, can range from 2.75% to 3.75% or 1.50% to 2.50%, respectively, depending on the quarterly adjustments that are based on our consolidated financial performance.
     As of June 30, 2006, the LIBOR and Index Rate applicable under our primary senior credit facility for the revolving lines of credit were 8.88% and 10.50%, respectively, and for the U.S. term loan were 9.13% and 10.5%, respectively. Assuming no changes in our leverage ratio, which would affect the margin of the interest rate under the senior credit agreement, the effect of interest rate fluctuations on outstanding borrowings under the revolving lines of credit as of June 30, 2006 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase
Interest rates increase by 1 percentage point	$990
Interest rates increase by 2 percentage points	$1,980
Foreign Currency Risk
     We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three and six months ended June 30, 2006, the net impact of foreign currency changes on transactions was a gain of $5.0 million and $3.3 million, respectively. The foreign currency gain in the three and six-month periods include the impact of a $5.5 million and $4.3 million gain, respectively, resulting from the closure of our CDIL operation in Galway, Ireland. Generally, we do not use derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures.
     Gross margins of products we manufacture at our European plants and sell in U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 34.2% for the three months ended June 30, 2006. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended June 30, 2006, our gross margin on total net product sales would have been 34.3%, 34.6% and 35.1%, respectively. Our gross margin on total net product sales was 36.7% for the six months ended June 30, 2006. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2006, our gross margin on total net product sales would have been 36.8%, 37.2% and 37.8%, respectively.
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

	Approximate	Approximate
	decrease in	increase in
	net revenue	net loss
If, during the three months ended June 30, 2006, the U.S. dollar was stronger by:
1%	$425	$7
5%	$2,124	$36
10%	$4,247	$71

	Approximate	Approximate
	decrease in	increase in
	net revenue	net loss
If, during the six months ended June 30, 2006, the U.S. dollar was stronger by:
1%	$829	$40
5%	$4,145	$200
10%	$8,290	$400
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our company’s disclosure controls and procedures (as defined in Rules 13a — 15(e) or 15d — 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including the CEO and CFO, concluded that our company’s disclosure controls and procedures were effective at that time. We and our management understand nonetheless that controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, our CEO and CFO concluded that such disclosure controls and procedures were effective as of such date at the “reasonable assurance” level.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     As we disclosed in our Current Report on Form 8-K filed on July 19, 2006, we have signed a non-binding letter of intent with The Procter & Gamble Company to form a joint venture to develop and market consumer diagnostic products. The detailed planning to reach a final agreement will take several months and specifics of a potential agreement are not available. We cannot guaranty that a definitive agreement will be reached or that the proposed joint venture will be consummated. Any final agreement will be subject to certain closing conditions and applicable regulatory approvals.
     Otherwise, there have been no material changes from the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2005, as supplemented by any material changes or additions to such risk factors disclosed in Part II, Item 1A, “Risk Factors,” of any Quarterly Report on Form 10-Q filed subsequent to the Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On April 28, 2006, pursuant to the terms of our recent acquisition of CLONDIAG chip technologies GmbH, we issued 24,896 shares of common stock to CLONDIAG employees to settle existing employee bonus arrangements. The issuance was conducted pursuant to an exemption from registration afforded by Regulation S under the Securities Act of 1933, as amended.
     On May 15, 2006, we issued 800 shares of common stock upon the exercise of warrants, for aggregate proceeds to us of $10,832, pursuant to an exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.
     On June 20, 2006, we issued 25,000 shares of common stock as consideration for the acquisition of all of the capital stock of Innovative Medical Devices BVBA, pursuant to an exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the annual meeting of stockholders of our company held on May 24, 2006, Carol R. Goldberg, Alfred M. Zeien and Ron Zwanziger were re-elected as Class II directors of our company. The other directors whose term of office continued after the meeting were: Robert P. Khederian, David Scott, Ph.D., Peter Townsend, John A. Quelch, John F. Levy and Jerry McAleer, Ph.D.
     The following table summarizes the votes for, against or withheld, as well as the number of broker non-votes with regard to each matter voted upon:
Class: Common Shares

				Broker Non-
Matter	For	Against	Withheld	Votes
Election of:
Carol R. Goldberg	23,335,357	0	124,109	0
Alfred M. Zeien	23,278,850	0	180,616	0
Ron Zwanziger	22,326,298	0	133,168	0

ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description
*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.

Date: August 8, 2006	/s/ Christopher J. Lindop Christopher J. Lindop
Chief Financial Officer and an authorized officer