Form 10-K/A
period 2006-12-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2007-03-26
CIK 1145460

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 on March 1, 2007 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) at the request of BDO Seidman, LLP (“BDO”) for the sole purpose of adding a reference regarding our adoption of SFAS 123(R) in BDO’s Report of Independent Registered Public Accounting Firm (the “Audit Report”) included on page F-2 of our Consolidated Financial Statements. As discussed in Note 15 to the Consolidated Financial Statements included in the Original Report, we adopted SFAS 123(R), or Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006. BDO’s conclusions in the Audit Report are unchanged and no change has been made to our Consolidated Financial Statements, or the notes thereto.

Item 15 “Exhibits, Financial Statement Schedules,” has been amended herein to the extent required to reflect the change to BDO’s Audit Report discussed above. The other Items of our Original Report are not amended hereby and are repeated herein only for the reader’s convenience.

The Amended Report speaks as of the date of the filing of the Original Report, March 1, 2007. All information contained in the Original Report, as amended by the Amended Report, is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

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

Date: March 26, 2007

By:	/s/ Ron Zwanziger
Ron Zwanziger
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Zwanziger Ron Zwanziger	Chief Executive Officer, President and Director (Principal Executive Officer)	March 26, 2007

/s/ David Teitel David Teitel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2007

/s/ Carol R. Goldberg Carol R. Goldberg	Director	March 26, 2007

/s/ Robert P. Khederian Robert P. Khederian	Director	March 26, 2007

/s/ John F. Levy John F. Levy	Director	March 26, 2007

/s/ Jerry McAleer Jerry McAleer	Director	March 26, 2007

/s/ John A. Quelch John A. Quelch	Director	March 26, 2007

/s/ David Scott David Scott	Director	March 26, 2007

/s/ Peter Townsend Peter Townsend	Director	March 26, 2007

Alfred M. Zeien	Director	March 26, 2007

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

As described in Note 15 of the financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006.

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