Form 10-Q
period 2007-06-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2007-08-09
CIK 1145460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 3, 2007 was 47,805,700.

INVERNESS MEDICAL INNOVATIONS, INC.
REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2007
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, as amended, and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these factors as well as the “Special Statement Regarding Forward-Looking Statements” beginning on page 38, in this Quarterly Report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net product sales	$152,204	$136,597	$305,953	$259,350
License and royalty revenue	2,761	3,116	7,991	8,184

Net revenue	154,965	139,713	313,944	267,534
Cost of sales	88,625	91,217	169,266	166,784

Gross profit	66,340	48,496	144,678	100,750
Operating expenses:
Research and development (Note 12)	12,110	13,114	24,119	23,724
Sales and marketing	27,980	22,690	56,311	43,512
General and administrative	67,795	17,678	90,454	33,516
Loss on dispositions, net	—	3,191	—	3,191

Operating loss	(41,545)	(8,177)	(26,206)	(3,193)
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs (Note 16)	(22,013)	(6,882)	(27,197)	(12,603)
Other income (expense), net	4,966	5,276	6,679	4,848

Loss before (benefit) provision for income taxes	(58,592)	(9,783)	(46,724)	(10,948)
(Benefit) provision for income taxes	(2,674)	798	3,205	2,263
Equity earnings of unconsolidated entities (Note 13)	1,244	25	1,560	25

Net loss	$(54,674)	$(10,556)	$(48,369)	$(13,186)

Net loss available to common stockholders – basic and diluted	$(54,674)	$(10,556)	$(48,369)	$(13,186)

Net loss per common share – basic and diluted (Note 6)	$(1.17)	$(0.33)	$(1.06)	$(0.42)

Weighted average common shares – basic and diluted (Note 6)	46,671	32,445	45,565	31,141

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$157,056	$71,104
Marketable securities	7,235	—
Accounts receivable, net of allowances of $7,237 at June 30, 2007 and $8,401 at December 31, 2006	115,676	100,388
Inventories, net	131,543	78,322
Deferred tax assets	5,433	5,332
Income taxes receivable	60,504	991
Prepaid expenses and other current assets	49,417	19,407

Total current assets	526,864	275,544
Property, plant and equipment, net	247,986	82,312
Goodwill	1,768,878	439,369
Other intangible assets with indefinite lives	42,729	68,107
Core technology and patents, net	153,798	87,732
Other intangible assets, net	297,714	83,794
Deferred financing costs, net and other non-current assets	46,618	13,218
Investments in unconsolidated entities	83,884	22,936
Marketable securities	—	12,681
Deferred tax assets	19,576	78

Total assets	$3,188,047	$1,085,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15,347	$7,504
Current portion of capital lease obligations	664	584
Accounts payable	57,377	46,342
Accrued expenses and other current liabilities	168,246	87,801

Total current liabilities	241,634	142,231

Long-term liabilities:
Long-term debt, net of current portion	1,397,981	194,473
Capital lease obligations, net of current portion	272	415
Deferred tax liabilities	137,728	23,984
Deferred gain on joint venture	302,770	—
Other long-term liabilities	19,751	10,530

Total long-term liabilities	1,858,502	229,402

Commitments and contingencies (Note 20)

Stockholders’ equity:
Preferred stock, $0.001 par value Authorized: 2,333 shares, Issued: none	—	—
Common stock, $0.001 par value Authorized: 100,000 shares, Issued and outstanding: 46,913 shares at June 30, 2007 and 39,215 shares at December 31, 2006	47	39
Additional paid-in capital	1,244,545	826,987
Accumulated deficit	(175,438)	(127,069)
Accumulated other comprehensive income	18,757	14,181

Total stockholders’ equity	1,087,911	714,138

Total liabilities and stockholders’ equity	$3,188,047	$1,085,771

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(48,369)	$(13,186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest expense related to amortization of non-cash original issue discount and amortization and write-off of deferred financing costs	8,230	1,398
Non-cash income related to currency hedge	—	(217)
Non-cash stock-based compensation expense	43,644	2,544
Loss on sale of fixed assets	165	—
Interest in minority investments	(855)	—
Depreciation and amortization	26,120	17,972
Deferred and other non-cash income taxes	5,956	1,252
Impairment of long-lived assets	—	9,143
Other non-cash items	158	(1,199)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	17,708	(9,295)
Inventories, net	(5,093)	914
Prepaid expenses and other current assets	(1,121)	992
Accounts payable	(8,243)	4,864
Accrued expenses and other current liabilities	(17,327)	(12,470)
Other non-current liabilities	(5,538)	644

Net cash provided by operating activities	15,435	3,356

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(10,903)	(9,202)
Proceeds from sale of equipment	108	2,120
Cash paid for acquisitions and transactional costs, net of cash acquired	(1,635,449)	(77,931)
Cash received, net of cash paid, to form joint venture	324,170	—
Cash paid for minority interest investments	(14,061)	—
(Increase) decrease in other assets	(26,809)	1,109

Net cash used in investing activities	(1,362,944)	(83,904)

Cash Flows from Financing Activities:
Cash paid for financing costs	(34,558)	(582)
Proceeds from issuance of common stock, net of issuance costs	265,304	83,573
Net proceeds (payments) of long-term debt	1,195,434	6,236
Payments on short-term note payable	(8,775)	—
Tax benefit on exercised stock options	283	—
Principal payments of capital lease obligations	(280)	(272)

Net cash provided by financing activities	1,417,408	88,955

Foreign exchange effect on cash and cash equivalents	16,053	(513)

Net increase in cash and cash equivalents	85,952	7,894
Cash and cash equivalents, beginning of period	71,104	34,270

Cash and cash equivalents, end of period	$157,056	$42,164

Supplemental Disclosure of Non-cash Activities:
Fair value of stock issued for acquisitions	$25,967	$47,117

Fair value associated with Biosite employee stock options assumed	$65,831	$—

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
(2) Cash and Cash Equivalents
     We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2007, our cash equivalents consisted of money market funds.
(3) Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$36,154	$29,372
Work-in-process	46,005	19,080
Finished goods	49,384	29,870

	$131,543	$78,322

(4) Income Tax Receivable
     Income tax receivables at June 30, 2007 were $60.5 million. This income tax receivable is primarily related to a U.S. tax loss of Biosite Incorporated (“Biosite”). This tax loss will generate refunds of 2007 estimated federal and state income taxes paid as of June 30, 2007 and tax refunds for 2005 and 2006 tax loss carryback claims.
(5) Stock-Based Compensation
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
     In accordance with SFAS No. 123-R, as of June 30, 2007, our results of operations reflected compensation expense for new stock options granted and vested under our stock incentive plan and employee stock purchase plan during the three and six months ended June 30, 2007 and 2006 and the unvested portion of previous stock option grants which

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
vested during the first six months of 2007 and 2006. Stock-based compensation expense in the amount of $47.3 million ($45.3 million, net of tax) and $48.9 million ($46.7 million, net of tax) and $1.2 million ($1.1 million, net of tax) and $2.5 million ($2.3 million, net of tax) was reflected in the consolidated statement of operations for the three and six months ended June 30, 2007 and 2006, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$113	$86	$198	$195
Research and development	466	287	689	557
Sales and marketing	368	155	692	343
General and administrative	46,373	698	47,334	1,449

	$47,320	$1,226	$48,913	$2,544

     Included in the amounts above for general and administrative expense for the three and six months ended June 30, 2007, is $45.2 million related to our assumption of Biosite options. The expense relates to the acceleration of unvested Biosite employee options. See Note 10(a) regarding our acquisition of Biosite.
     In accordance with SFAS No. 123-R, we report the excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended June 30, 2007 and 2006, there was $0.1 million and $0, respectively, of excess tax benefits generated from option exercises. For the six months ended June 30, 2007 and 2006, there was $0.3 million and $0, respectively, of excess tax benefits generated from option exercises.
     Our stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date of the award. The options vest over a four year period, beginning on the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. We use historical data to estimate the expected price volatility and the expected forfeiture rate. For the three and six months ended June 30, 2007 and 2006, we have chosen to employ the simplified method of calculating the expected option term, which averages an award’s weighted average vesting period and its contractual term. The contractual term of our stock option awards is ten years. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant with a remaining term equal to the expected term of the option. We have not made any dividend payments nor do we have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three and six months ended June 30, 2007 and 2006 using the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock Options:	2007	2006	2007	2006
Risk-free interest rate	5.00%	4.00%	4.53% – 5.00%	4.00% – 4.38%
Expected dividend yield	—	—	—	—
Expected term	6.25 years	6.25 years	6.25 years	6.25 years
Expected volatility	44%	42%	44%	42%

	Three Months Ended June 30,		Six Months Ended June 30,
Employee Stock Purchase Plan:	2007	2006	2007	2006
Risk-free interest rate	4.94%	4.55%	4.94%	4.55%
Expected dividend yield	—	—	—	—
Expected term	181 days	182 days	181 days	182 days
Expected volatility	32.64%	38.98%	32.64%	33.19%
     A summary of the stock option activity for the six months ended June 30, 2007 is as follows (in thousands, except exercise price and contractual term):

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic value
Options outstanding, January 1, 2007	3,775	$21.11
Granted	3,069	$31.35
Exercised	(177)	$19.23
Canceled/forfeited/expired	(18)	$29.96

Options outstanding, June 30, 2007	6,649	$25.86	6.92 years	$167,476

Options exercisable, June 30, 2007	4,524	$21.88	5.94 years	$134,317

     The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during the six months ended June 30, 2007 and 2006 was $12.99 per share and $12.46 per share, respectively.
     The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was $1.7 million and $3.8 million, respectively.
     Based on equity awards outstanding as of June 30, 2007, there were $31.8 million of unrecognized compensation costs related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted average period of 3.10 years.
(6) Net Loss Per Common Share
     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net loss – basic and diluted	$(54,674)	$(10,556)	$(48,369)	$(13,186)

Denominator:
Denominator for basic and diluted net loss per common share – weighted average shares	46,671	32,445	45,565	31,141

Net loss per common share – basic and diluted	$(1.17)	$(0.33)	$(1.06)	$(0.42)

     We had the following potential dilutive securities outstanding on June 30, 2007: options and warrants to purchase an aggregate of 7.0 million shares of common stock at a weighted average exercise price of $25.45 per share and 3% convertible notes, convertible at $52.30, which represent an aggregate 2,868,120 shares, if converted. These potential dilutive securities were not included in the computation of diluted net loss per common share because the effect of including such potential dilutive securities would be anti-dilutive.
     We had the following potential dilutive securities outstanding on June 30, 2006: options and warrants to purchase an aggregate of 4.4 million shares of common stock at a weighted average exercise price of $18.93 per share. These potential dilutive securities were not included in the computation of diluted net loss per common share because the effect of including such potential dilutive securities would be anti-dilutive.
(7) Uncertain Income Tax Positions
     We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 on January 1, 2007. The cumulative effect of adopting FIN 48 had no change to the January 1, 2007 retained earnings balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $2.2 million. This amount of $2.2 million, if recognized, would favorably affect our effective tax rate. In addition, consistent with the provisions of FIN 48, we classified $2.2 million of income tax liabilities as non-current income tax liabilities because a payment of cash is not anticipated within one year of balance sheet date. During the six month period ending June 30, 2007, we increased the liability for income taxes associated with uncertain tax positions by $0.2 million for a total of $2.4 million at June 30, 2007. In addition, in our acquisition of Biosite, we increased the liability for income taxes associated with uncertain tax positions by $6.3 million, which is the amount recorded by Biosite in their financial statement prior to our acquisition. These non-current income tax liabilities are recorded in other long-term liabilities in our consolidated balance sheet at June 30, 2007.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated balance sheet at June 30, 2007 was $0.1 million.
     With limited exception, we are subject to U.S. federal, state and local or non-U.S. income tax audits by tax authorities for all years. We are currently under income tax examination by a number of state and foreign tax authorities and anticipate these audits will be completed by the end of 2008. We do anticipate an increase every quarter to the total amount of unrecognized tax benefits.
(8) Comprehensive Income (Loss)
     We account for comprehensive income (loss) as prescribed by SFAS No. 130, Reporting Comprehensive Income. In general, comprehensive income (loss) combines net income (loss) and other changes in equity during the year from non-owner sources. Our accumulated other comprehensive income, which is a component of shareholders’ equity, includes primarily foreign currency translation adjustments and is our only source of equity from non-owners. For the three and six months ended June 30, 2007, we generated a comprehensive loss of $77.5 million and $43.8 million, respectively, and for the three and six months ended June 30, 2006, we generated a comprehensive loss of $11.4 million and $11.0 million, respectively.
     The consolidated statements of stockholders’ equity and comprehensive income (loss) for the year ended December 31, 2006 set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2006 included an incorrect presentation of the adoption of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R). The presentation included a $3.7 million charge for the impact of the adoption as a component of current-period other comprehensive income rather than displaying the adoption impact as an adjustment to accumulated other comprehensive income.
     We will correct the consolidated statement of stockholders’ equity and comprehensive income (loss) for the year ended December 31, 2006 in our Annual Report on Form 10-K for the year ending December 31, 2007. The revision will have no impact on net income, total accumulated other comprehensive income, total assets or cash flows for the year ended December 31, 2006.
(9) Stockholders’ Equity
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
(10) Business Combinations
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
     We account for our acquisitions using the purchase method of accounting as defined under SFAS No. 141, Business Combinations. Accordingly, the operating results of the acquired company is included in our consolidated financial statements of operations after the acquisition date as part of the reporting unit to which it relates. Accounting for these acquisitions has resulted in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired and liabilities assumed in

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
each acquisition as of the date of acquisition and these estimates are subject to adjustment. We complete these assessments within one year of the date of acquisition. We have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. Our restructuring activities include the elimination of duplicate facilities, reductions in staffing levels, and other costs associated with exiting certain activities of the businesses we acquire. The estimated cost of these restructuring activities are included as costs of the acquisition and are recorded as additional purchase price consistent with the guidance of Emerging Issue Task Force (“EITF”) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Any common stock issued with our acquisitions is determined based on the average market price of our common stock pursuant to EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.
     (a) Acquisition of Biosite Incorporated
     On June 29, 2007, we completed our acquisition of Biosite, a publicly-traded global medical diagnostic company utilizing a biotechnology approach to create products for the diagnosis of critical diseases and conditions. The preliminary aggregate purchase price was $1.8 billion, which consisted of $1.6 billion in cash, $63.8 million in estimated direct acquisition costs and $77.4 million of fair value associated with the outstanding fully-vested Biosite employee stock options which were converted to options to acquire our common stock as part of the transaction. We expect to incur a write-off of in-process research and development projects that have not yet achieved technical feasibility as of the date of our acquisition of Biosite and will record the charge as additional purchase price once this amount is determined. Furthermore, we are currently evaluating the business and will formulate a restructuring plan which is consistent with our acquisition strategy to realize efficiencies and cost savings. We anticipate communicating our plan during the third quarter of 2007.
     The aggregate purchase price was preliminarily allocated to the assets acquired and liabilities assumed at the date of acquisition as follows (in thousands):

Cash and cash equivalents	$174,115
Accounts receivable	44,409
Inventories	42,597
Other current assets	63,048
Property, plant and equipment	157,793
Goodwill	1,273,913
Trademarks	30,000
Customer relationships	150,000
Core technology	60,000
Licenses	8,418
Deferred tax asset	3,350
Other non-current assets	5,204
Accounts payable and accrued expenses	(118,178)
Other long-term liabilities	(11,081)
Deferred tax liability	(101,985)

$1,781,603

     The above values for the assets acquired and liabilities assumed are based on preliminary management estimates due to the timing of the acquisition. Final purchase price allocation may differ from the above. Management has assigned an estimated useful life of 10 years, 15 years and 10 years to trademarks, customer relationships and core technology, respectively, and has recorded these assets in other intangible assets, net in the accompanying consolidated balance sheet at June 30, 2007. Goodwill resulting from this transaction is not deductible for tax purposes.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The operating results of Biosite are included in our cardiology reporting unit of our professional diagnostic products business segment.
     (b) Acquisition of Quality Assurance Services, Inc.
     On June 7, 2007, we acquired Quality Assurance Services, Inc. (“QAS”), a privately-owned provider of diagnostic home tests and services in the US marketplace. The preliminary aggregate purchase price was $25.3 million, which consisted of $12.5 million in cash and 273,642 shares of our common stock with an aggregate fair value of $12.8 million.
     The aggregate purchase price was preliminarily allocated to the assets acquired and liabilities assumed at the date of acquisition as follows (in thousands):

Cash and cash equivalents	$110
Accounts receivable	3,038
Inventories	518
Other current assets	24
Property, plant and equipment	1,445
Goodwill	24,589
Deferred tax asset	29
Accounts payable and accrued expenses	(3,127)
Long-term debt	(1,266)

$25,360

     The above values for the assets acquired and liabilities assumed are based on preliminary management estimates due to the timing of the acquisition. Final purchase price allocation may differ from the above. Goodwill resulting from this transaction is not deductible for tax purposes
     The operating results of QAS are included in our professional diagnostic products reporting unit and business segment.
     (c) Acquisition of Instant Technologies, Inc.
     On March 12, 2007, we acquired 75% of the issued and outstanding capital stock of Instant Technologies, Inc. (“Instant”), a privately-owned distributor of rapid drugs of abuse diagnostic products used in the workplace, criminal justice and other testing markets. The preliminary aggregate purchase price was $44.0 million, which consisted of $30.6 million in cash, 313,888 shares of our common stock with an aggregate fair value of $13.1 million and $0.3 million in direct acquisition costs.
     The aggregate purchase price was allocated to the assets acquired and liabilities assumed at the date of acquisition as follows (in thousands):

Cash and cash equivalents	$327
Accounts receivable	3,638
Inventories	4,267
Other current assets	780
Property, plant and equipment	141
Goodwill	31,858
Trademarks	2,380
Customer relationships	20,060
Accounts payable and accrued expenses	(4,279)
Long-term debt	(4,925)
Other long-term liability	(1,220)
Deferred tax liability	(8,976)

$44,051

     The above values for the assets acquired and liabilities assumed are based on final valuations. We estimate a useful life of 5 years and 17 years for trademarks and customer relationships, respectively, and have recorded these assets in other intangible assets, net in the accompanying consolidated balance sheet at June 30, 2007. Goodwill resulting from this transaction is not deductible for tax purposes
     The operating results of Instant are included in our professional diagnostic products reporting unit and business segment and the 25% minority interest is recorded in other long-term liabilities on our consolidated balance sheet at June 30, 2007.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     (d) Acquisition of First Check Diagnostics LLC
     On January 31, 2007, we acquired substantially all of the net assets of First Check Diagnostics LLC (“First Check”), a privately-held diagnostics company in the field of home testing for drugs of abuse, including marijuana, cocaine, methamphetamines and opiates. The preliminary aggregate purchase price was approximately $24.7 million, which consisted of $24.5 million in cash and $0.2 million in direct acquisition costs.
     The aggregate purchase price was allocated to the assets acquired and liabilities assumed at the date of acquisition as follows (in thousands):

Accounts receivable	$1,569
Inventories	638
Other current assets	40
Property, plant and equipment	7
Goodwill	5,756
Trademarks	1,438
Customer relationships	16,061
Non-compete agreements	438
Accounts payable and accrued expenses	(1,184)

$24,763

     The above values for the assets acquired and liabilities assumed are based on final valuations. We estimate a useful life of 5 years, 19 years and 4 years for trademarks, customer relationships and the non-compete agreements, respectively, and have recorded these assets in other intangible assets, net in the accompanying consolidated balance sheet at June 30, 2007.
     The operating results of First Check are included in our consumer diagnostic products reporting unit and business segment. Goodwill generated from this acquisition is deductible for tax purposes.
     (e) Various Other Acquisitions
     During the first half of 2007, we acquired the following businesses for an aggregate purchase price of $17.7 million, which was paid in cash:
•	Orange Medical (“Orange”), located in Tilburg, The Netherlands, a manufacturer and marketer of rapid diagnostic products to the Benelux marketplace

•	Promesan S.r.l. (“Promesan”), located in Milan, Italy, a distributor of point-of-care diagnostic testing products to the Italian marketplace

•	the assets of Nihon Schering K.K. (“NSKK”), located in Japan, a diagnostic distribution business

•	Gabmed, located in Nettetal, Germany, a distributor of point-of care diagnostic testing products in the German marketplace

•	Med-Ox Chemicals Limited (“Med-Ox”), located in Ottawa, Canada, a distributor of professional diagnostic testing products in the Canadian marketplace

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     NSKK and Promesan are included in our consumer and professional diagnostic products reporting units and business segments and Orange, Gabmed and Med-Ox are included in our professional diagnostic products reporting unit and business segment. Goodwill has been recognized in the Orange, Gabmed, Promesan and Med-Ox transactions and amounted to approximately $10.5 million. Goodwill related to the Orange, Promesan, Gabmed and Med-Ox acquisitions is not deductible for tax purposes. Goodwill related to the NSKK acquisition is expected to be fully deductible for tax purposes.
     (f) Restructuring Plans of Acquisitions
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

     All restructuring charges related to these plans have been accounted for as of June 30, 2007. The total number of employees to be involuntarily terminated under these plans was 176, of which all have been terminated as of June 30, 2007. As of June 30, 2007, $1.6 million related to severance and pension charges and $0.3 million related to facility exit costs remain unpaid.
     We are currently evaluating the integration of the Biosite business and will formulate a restructuring plan which is consistent with our acquisition strategy to realize efficiencies and cost savings. We anticipate communicating our plan during the third quarter of 2007.
(11) Restructuring Plans
     (a) 2006 Restructuring Plans
     In May 2006, we committed to a plan to cease operations at our manufacturing facility in San Diego, California and to write off certain excess manufacturing equipment at other impacted facilities. Additionally, in June 2006, we committed to a plan to reorganize the sales and marketing and customer service functions in certain of our U.S. professional diagnostic companies. During the three months ended June 30, 2007, we recorded a $0.2 million adjustment under these plans, due to a finalization of fixed asset write-offs. For the six months ended June 30, 2007, we recorded $0.4 million in net restructuring charges under these plans, which primarily related to facility exit costs. Of the $0.4 million net charge, the $0.2 million adjustment was recorded to costs of sales, and was included in our consumer diagnostic products segment, and $0.6 million was charged to general and administrative expense, and was included in our professional diagnostic products business segment. We recorded $9.7 million in restructuring charges during the three and six months ended June 30, 2006, of which $0.6 million related to severance charges, $6.4 million related to impairment charges on fixed assets and $2.7 million related to an impairment charge on an intangible asset related to these plans. The charges for the three and six months ended June 30, 2006 consisted of $7.0 million charged to cost of sales, $2.6 million charged to research and development and $0.1 million charged to general and administrative expenses, of which $2.6 million and $7.1 million was included in our consumer diagnostic and professional diagnostic products business segment, respectively. Including the charges recorded through June 30, 2007, we have incurred total restructuring charges related to these plans of approximately $12.4 million. The total number of employees to be involuntarily terminated under these plans is 131, of which all have been terminated as of June 30, 2007. As of June 30, 2007, $0.1 million of the severance related charges remains unpaid.
     (b) 2005 Restructuring Plan
     On May 9, 2005, we committed to a plan to cease operations at our facility in Galway, Ireland. During the six months ended June 30, 2006, we recorded a net restructuring gain of $3.2 million, of which $0.4 million related to charges for severance, early retirement and outplacement services, $0.1 million related to an impairment charge of fixed assets, $0.6 million related to facility closing costs and $4.3 million in foreign exchange gains as a result of recording a cumulative translation adjustment to other income relating primarily to this plan of termination. The charges for the six months ended June 30, 2006 consisted of $0.7 million, charged to cost of goods sold, $0.4 million charged to general and administrative and $4.3 million in gains recorded to other expense. Of the $1.1 million included in operating income for the six months ended June 30, 2006, $0.9 million was included in our consumer diagnostic products business segment and $0.2 million was included in our professional diagnostic products business segments. Additionally, during the six months ended June 30, 2006, we recorded a $1.4 million gain on the sell of our CDIL facility in Ireland which has been recorded in loss on dispositions, net in our consolidated statements of operations and is included in our corporate and other business segment for this period.
(12) Other Arrangements
     On February 25, 2005, we entered into a co-development agreement with ITI Scotland Limited (“ITI”), whereby ITI agreed to provide us with approximately £30 million over three years to partially fund research and development programs focused on identifying novel biomarkers and near-patient and home use tests for cardiovascular and other diseases (the “Programs”). We agreed to invest £37.5 million in the Programs over three years from the date of the agreement. Through our subsidiary, Stirling Medical Innovations Limited (“Stirling”), we established a new

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
research center in Stirling, Scotland, where we consolidated many of our existing cardiology programs and will ultimately commercialize products arising from the Programs. ITI and Stirling will have exclusive rights to the developed technology in their respective fields of use. As of June 30, 2007, we had received approximately £25 million ($45.9 million) in funding from ITI. As qualified expenditures are made under the co-development arrangement, we recognize the fee earned during the period as a reduction of our related expenses, subject to certain limitations.
     For the three and six months ended June 30, 2007, we recognized $4.9 million and $9.8 million of reimbursements, respectively, of which $4.5 million and $8.9 million, respectively, offset our research and development spending and $0.4 million and $0.9 million, respectively, reduced our general, administrative and marketing spending incurred by Stirling.
     For the three and six months ended June 30, 2006, we recognized $4.5 million and $8.9 million of reimbursements, respectively, of which $4.0 million and $7.9 million, respectively, offset our research and development spending and $0.5 million and $1.0 million, respectively, reduced our general, administrative and marketing spending incurred by Stirling.
(13) Investments in Unconsolidated Entities
      (a) Equity Method Investments
     (i) Joint Venture with The Procter & Gamble Company
      On May 17, 2007, we completed our previously announced arrangement to form a 50/50 joint venture with The Procter and Gamble Company (“P&G”) for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. At the closing, we transferred our related consumer diagnostic assets totaling $45.9 million, other than our manufacturing and core intellectual property assets, to the joint venture, and P&G acquired its interest in the joint venture for a cash payment of approximately $325.0 million.
      In conjunction with the transfer of net assets to the joint venture, it was determined that the working capital components of the closing balance sheet for the consumer diagnostic business would be retained by us and, in lieu of these components, a note payable would be contributed by us to the joint venture in the amount of $22.3 million. The note is payable in four installments, with $2.0 million due at the date of note and three equal installments of $6.7 million each on the 30th, 60th and 90th day, respectively, following the date of the note. At June 30, 2007, we had approximately $13.6 million owing on the note.
      As part of the consummation of the joint venture, we entered into a shareholder agreement with P&G, setting forth each party’s rights and obligations with respect to the joint venture. The joint venture is owned in equal parts by subsidiaries of our company and P&G (the “Members”). Each Member has the right to appoint three managers to the Board of Managers. In general, a majority vote by the Board of Managers is required to adopt or approve a business plan and budget; launch any new product, issue; incur significant debt; incur significant expenditures not provided for in the Business Plan and Budget; file any material income or similar tax returns and reports; sublicense or license any of the joint venture’s intellectual property rights; appoint or dismiss any senior officers of the joint venture; retain or otherwise appoint, or dismiss, the accountant and any primary legal advisor or financial advisor to the joint venture; commence or settle any significant litigation or arbitration; or market, or permit any distributor, commissionaire or sales agent to market, the company’s products under a third party’s label brand except for private label brands in the ordinary course of business.
     In certain circumstances, Members are required to make additional capital contributions on a pro rata basis in accordance with Membership Interests in amounts sufficient to meet the funding requirements of the Company pursuant to the Business Plan and Budget and fund such other working capital requirements, capital expenditures or other capital needs as may from time to time be determined by action of the Members, including the capital expenditures required in connection with the acquisition of any New Business, and to fund any deficiency in the working capital or capital expenditure requirements.
      We also entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on the fourth anniversary date of the agreement, to require us to acquire all of P&G’s interest in the joint venture at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to the joint venture, to acquire all of our interest in the joint venture at fair market value. No gain on the proceeds that we received from P&G through the formation of the joint venture will be recognized in our financial statements until P&G’s option to require us to purchase its interest in the joint venture expires. We have recorded the deferred gain of $302.8 million on our accompanying consolidated balance sheet as of June 30, 2007.
     We also entered into a manufacturing agreement with P&G, whereby we will manufacture consumer diagnostic products and sell these products to the joint venture entity. In our capacity as the manufacturer of products for the joint venture, we recorded $14.3 million in manufacturing revenue for the three months ended June 30, 2007 which is included in net product sales on our accompanying consolidated statement of operations.
      Furthermore, we entered into certain transition and long-term services agreements with the joint venture, pursuant to which we will provide certain operational support services to the joint venture. Revenue related to these service agreements amounted to $0.6 million and is included in our net product sales on our consolidated statement of operations for the three months ended June 30, 2007, which is included in net product sales on our accompanying consolidated statement of operations.
     Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business and instead account for our 50% interest in the results of the joint venture

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
under the equity method of accounting in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. For the three months ended June 30, 2007, we recorded $1.0 million of earnings in equity earnings of unconsolidated entities on our accompanying consolidated statement of operations, which represented our share of the joint venture’s net income for the period.
     In connection with the joint venture, we committed to a plan to close one of our sales offices in Germany, as well as evaluate redundancies in all departments of the consumer diagnostic products business segment that are impacted by the formation of the joint venture. For the three and six months ended June 30, 2007, we recorded $0.6 million in restructuring charges related to this plan, of which $0.3 million relates to severance costs and $0.3 million relates to facility and other exit costs. Of the $0.6 million, $0.1 million was charged to cost of sales, $0.3 million was charged to sales and marketing expense and $0.2 million was charged to general and administrative expense. The total number of employees to be involuntarily terminated under this plan is 15 of which one has been terminated as of June 30, 2007. Of the total $0.6 million in severance and exit costs, $0.4 million remains unpaid as of June 30, 2007. We will continue to evaluate the impact of the joint venture formation on our on-going consumer-related operations and anticipate incurring additional charges related to this plan.
     (ii) Vedalab S.A
     In November 2006, we acquired 40% of Vedalab S.A. (“Vedalab”), a French manufacturer and supplier of rapid diagnostic tests in the professional markets. The aggregate purchase price was $9.7 million which consisted of $7.6 million in cash, 49,787 shares of our common stock with an aggregate fair value of $2.0 million and $0.1 million in estimated direct acquisition costs. On the same date, we settled an ongoing patent infringement claim with Vedalab. Under the terms of the settlement, Vedalab paid to us $5.1 million and agreed to pay royalties on future sales ranging from 5% to 10%, depending on the products being sold in exchange for a license under certain patents to manufacture its current products as its facility in Alencon, France. We account for our 40% investment in Vedalab under the equity method of accounting in accordance with APB Opinion No. 18. In January 2007, we received $0.7 million from Vedalab in the form of a dividend distribution. This was accounted for as a reduction in the value of our investment in accordance with APB Opinion No. 18. For the six months ended June 30, 2007, we recorded $0.1 million in equity earnings of unconsolidated entities in our accompanying consolidated statement of operations, which represented our minority share of Vedalab’s net income for the respective period.
     (iii) TechLab, Inc.
     In May 2006, we acquired 49% of TechLab, Inc. (“TechLab”), a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. The aggregate purchase price was $8.8 million which consisted of 303,417 shares of our common stock with an aggregate fair value of $8.6 million and $0.2 million in estimated direct acquisition costs. We account for our 49% investment in TechLab under the equity method of accounting, in accordance with APB Opinion No. 18. For the three and six months ended June 30, 2007, we recorded $0.3 million and $0.5 million, respectively, in equity earnings of unconsolidated entities in our accompanying consolidated statement of operations, which represented our minority share of TechLab’s net income for the respective period.
     (b) Investment in Chembio Diagnostics, Inc.
     In September 2006, we acquired 5% of Chembio Diagnostics, Inc. (“Chembio”), a developer and manufacturer of rapid diagnostic tests for infectious diseases, through the purchase of 40 shares of their preferred stock. The preferred stock pays a dividend of 7%, payable in cash or common stock. The aggregate purchase price of $2.0 million was paid in cash. In addition to the preferred stock, we received a warrant to purchase 625,000 shares of Chembio’s common stock at $0.80 per share. Chembio’s stock is publicly traded. The warrant, accounted for as a derivative instrument, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, had a fair value of approximately $0.4 million at the date of issuance. The fair value of this warrant was estimated at the time of issuance using the Black-Scholes pricing model and assuming no dividend yield, expected volatility of 116%, risk-free rate of 4.9% and a contractual term of five years. We mark to market the warrant over the contractual term and record the change through unrealized gain in other income (expense), net on our accompanying consolidated statement of operations. As of June 30, 2007 and December 31, 2006, the warrant was valued at $0.2 million and $0.4 million, respectively.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
(14) Marketable Securities
     Marketable securities classified as current assets represent publicly-traded equity investments which are classified as available-for-sale and recorded at fair value using the specific identification method. Unrealized gains and losses (except for other than temporary impairments) are recorded in other comprehensive income (loss), which is reported as a component of stockholders’ equity.
     During the period December 2006 through February 2007, we acquired an aggregate 750,000 shares of Biosite common stock on the open market. Upon purchase, the shares were recorded at their market value, as measured by their closing price on the Nasdaq Capital Market. We classified the securities acquired through June 26, 2007 as non-current marketable securities in our accompanying consolidated balance sheet as we intended to hold these securities indefinitely. With the June 2007 consummation of our Biosite acquisition, we included these shares, at their original cost, as part of the purchase price.
(15) Pro Forma Financial Information
     The following table presents selected unaudited financial information of our company, including the assets of ACON laboratories’ business of researching, developing, manufacturing, marketing and selling lateral flow immunoassay and directly-related products in the United States, Canada, Europe (excluding Russia, the former Soviet Republics that are not part of the European Union and Turkey), Israel, Australia, Japan and New Zealand (the “Innovacon business”), including ABON BioPharm (Hangzhou) Co., Ltd (“ABON”), the owner of a newly-constructed manufacturing facility in Hangzhou, China, Instant and Biosite, as if the acquisitions of these entities had occurred on January 1, 2006. Pro forma results also reflect the impacts of the formation of the joint venture for our consumer diagnostics business (Note 13(a)(i)) as if the joint venture had been formed on January 1, 2006. Pro forma results exclude adjustments for various other less significant acquisitions completed since January 1, 2006, as these acquisitions did not materially affect our results of operations. The pro forma results are derived from the historical financial results of the acquired businesses for all periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands,		(in thousands,
	except per share amounts)		except per share amounts)
Pro forma net revenue	$214,367	$198,578	$436,411	$391,508

Pro forma net loss	$(10,891)	$(30,769)	$(17,111)	$(136,982)

Pro forma net loss per common share – basic and diluted (1)	$(0.23)	$(0.94)	$(0.38)	$(4.35)

(1)	Net loss per common share amounts are computed as described in Note 6.
(16) Senior Credit Facilities
     As of December 31, 2006, $44.8 million of borrowings were outstanding under our then senior credit facility (the “Prior Credit Agreement”). On February 1, 2007, using a portion of the proceeds from our sale of 6.9 million shares of common stock in the first quarter of 2007 (Note 9), we paid the remaining principal balance outstanding and accrued interest under the Prior Credit Agreement. We terminated our Prior Credit Agreement in conjunction with our refinancing activities discussed below.
     For the three and six months ended June 30, 2007, we recorded interest expense, including amortization of deferred financing costs, under this senior credit facility in the aggregate amount of $3.2 million and $4.7 million, respectively. Included in interest expense for the three and six months ended June 30, 2007, is the write off of $2.4 million and $2.6 million, respectively, in unamortized deferred financing costs. For the three and six months ended June 30, 2006, we recorded interest expense, including amortization of deferred financing costs, under this senior credit facility in the aggregate amount of $2.7 million and $4.2 million, respectively. We had no outstanding loans under the Prior Credit Agreement at the time it was terminated.
     On June 26, 2007, in connection with our acquisition of Biosite, we entered into a secured First Lien Credit Agreement and a secured Second Lien Credit Agreement (collectively, the “Credit Agreements”) with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and certain related guaranty and security agreements. The First Lien Credit Agreement provides for term loans in the aggregate amount of $900.0

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
million and, subject to our continued compliance with the First Lien Credit Agreement, a $150.0 million revolving line of credit. The Second Lien Credit Agreement provides for term loans in the aggregate amount of $250.0 million. As of June 30, 2007, aggregate borrowings amounted to $95.0 million under the revolving line of credit. Interest expense related to our new credit facility which includes the term loans and revolving line of credit for the three months ended June 30, 2007, including amortized deferred financing costs, was $1.7 million.
     In addition, on June 26, 2007, we also fully repaid our 8.75% senior subordinated notes due 2012 (the “Notes”). The total amount repaid, including principal of $150.0 million and a prepayment premium of $9.3 million, was $159.3 million. Accrued interest of $4.8 million was also paid as part of the final settlement of these Notes and unamortized deferred financing costs of $3.7 million were written off as a result of the repayment.
     We were in compliance with all debt covenants at June 30, 2007.
     Additionally, we received proceeds from the May 14, 2007 sale of $150.0 million principal amount of 3% convertible senior subordinated notes due 2016 (the “Convertible Notes”) in a private placement to qualified institutional buyers. At the initial conversion price of $52.30, the Convertible Notes are convertible into an aggregate 2,868,120 shares of our common stock. The conversion price is subject to adjustment one year from the date of sale if the 30 day volume-weighted average trading price of our common stock as of such date is lower than $40.23, subject to a floor of $40.23, or from time to time in the event of stock splits, stock dividends, recapitalizations and other similar events. The conversion price is also subject to a make-whole payment in the form of an adjustment to the conversion price in the event of a fundamental change (as defined in the Indenture). Interest accrues at 3% per annum, compounded daily, on the outstanding principal amount and is payable in arrears on May 15th and Nov 15th, which will start on November 15, 2007. Interest expense for the three months ended June 30, 2007, including amortized deferred costs, was $0.6 million.
     We evaluated the Convertible Notes agreement for potential embedded derivatives under SFAS No. 133 and related applicable accounting literature, including EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19.” The conversion feature and the make-whole payment, were determined to not meet the embedded derivative criteria as set forth by SFAS No. 133. Therefore, no fair value has been recorded for these items.
(17) Defined Benefit Pension Plan
     Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$—	$—	$—	$—
Interest cost	152	141	303	276
Expected return on plan assets	(127)	(117)	(252)	(229)
Realized losses	87	80	173	157

Net periodic benefit cost	$112	$104	$224	$204

(18) Financial Information by Segment
     Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our reportable operating segments are Consumer Diagnostic Products, Vitamins and Nutritional Supplements, Professional Diagnostic Products, and Corporate and Other. Our operating results include license and royalty revenue which are allocated to Consumer Diagnostic Products and Professional Diagnostic Products on the basis of the original license or royalty agreement. Included in the operating loss of Corporate and Other are non-allocable corporate expenditures and expenses related to our research and development activities in the area of cardiology for the three and six months ended June 30, 2007, the latter of which amounted to $5.2 million, net of the ITI funding (Note 12) of $4.5 million, and $9.9 million, net of the ITI funding of $8.9 million, respectively, and $6.1 million, net of ITI funding of $4.0 million, and $12.2 million, net of $7.9 million of the ITI funding, respectively, for the three and six months ended June 30, 2006, respectively. Operating loss of $52.9 million and $58.3 million, respectively, for the three and six months ended June 30, 2007, in our Corporate and Other segment includes $45.2 million of stock-based compensation related to employee stock options assumed in our acquisition of Biosite. Total assets related to our cardiology research operations in Scotland and Germany, which are included in Corporate and Other in the tables below, amounted to $37.2 million at June 30, 2007 and $18.4 million at December 31, 2006.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Consumer	Vitamins and	Professional	Corporate
	Diagnostic	Nutritional	Diagnostic	and
	Products	Supplements	Products	Other	Total
Three Months Ended June 30, 2007:
Net revenue to external customers	$44,316	$15,149	$95,500	$—	$154,965
Operating income (loss)	$5,777	$(1,999)	$7,603	$(52,926)	$(41,545)

Three Months Ended June 30, 2006:
Net revenue to external customers	$45,532	$22,094	$72,087	$—	$139,713
Operating income (loss)	$8,380	$28	$1,138	$(17,723)	$(8,177)

Six Months Ended June 30, 2007:
Net revenue to external customers	$97,885	$32,933	$183,126	$—	$313,944
Operating income (loss)	$12,498	$(2,701)	$22,254	$(58,257)	$(26,206)

Six Months Ended June 30, 2006:
Net revenue to external customers	$88,846	$41,097	$137,591	$—	$267,534
Operating income (loss)	$16,860	$(1,049)	$10,554	$(29,558)	$(3,193)

Assets:
As of June 30, 2007	$306,571	$48,092	$2,758,935	$74,449	$3,188,047
As of December 31, 2006	$314,815	$49,896	$625,560	$95,500	$1,085,771
(19) Related Party Transaction
     On March 22, 2007, we entered into a convertible loan agreement with a related party whereby we loaned the related party £7.5 million ($14.7 million as of the transaction date). Under the terms of the agreement, the loan amount would simultaneously convert into shares of the related party’s common stock per the prescribed conversion formula defined in the loan agreement, in the event the related party consummated a specific target acquisition on or before September 30, 2007. On May 15, 2007, the related party consummated a specific target acquisition and the loan converted into 5,208,333 shares of the related party’s common stock which is included in investments in unconsolidated entities on our accompanying consolidated balance sheet at June 30, 2007.
(20) Material Contingencies and Legal Settlements
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
     As of June 30, 2007, we had contingent consideration obligations related to our acquisitions of Instant, First Check, Binax, Inc. (“Binax”) and CLONDIAG chip technologies Gmbh (“Clondiag”). The contingent considerations will be accounted for as increases in the aggregate purchase prices if and when the contingencies occur.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     With respect to Instant, the terms of the acquisition agreement provide for $16.6 million of contingent consideration payable in cash or cash and stock to acquire the remaining 25% ownership interest in Instant. The seller has the option, but is not obligated, to sell his remaining 25% during the four-year period commencing April 1, 2008 and ending March 31, 2012. The option is contingent upon the business meeting certain revenue and gross profit targets. The option shall terminate if not exercised during the period mentioned above. Furthermore, we have the option, but not an obligation, to acquire the remaining 25% from the seller on or before March 31, 2012 for $24.6 million in cash or cash and stock. If the seller is not an employee of the company at the time of exercise, the full consideration will be payable in cash. The option will terminate if not exercised during the period mentioned above.
     With respect to First Check, we will pay an earn-out to First Check equal to the incremental revenue growth of the acquired products for 2007 and for the first nine months of 2008, as compared to the immediately preceding comparable periods.
     With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. During the three months ended June 30, 2007, we recorded a $3.7 million accrual related to the successful development of one of the qualifying products, the payment of which will be made during the third quarter of 2007.
     With respect to Clondiag, the terms of the acquisition agreement provide for $8.9 million of contingent consideration, consisting of 224,316 shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on Clondiag’s platform technology during the three years following the acquisition date.
(21) Recent Accounting Pronouncements
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
     In June 2006, the FASB ratified the consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement. The scope of EITF Issue No. 06-03 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, Disclosure of Accounting Policies. If such taxes are significant, and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF Issue No. 06-03 will be effective for interim and annual reporting periods beginning after December 15, 2006. As required by EITF Issue 06-03, we adopted this new accounting standard for the interim period beginning January 1, 2007. The adoption of EITF Issue 06-03 did not have any impact on our financial position, results of operations or cash flows.
     In December 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statement No. 133, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others to include scope exceptions for registration payment arrangements. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. As required by EITF 00-19-2, we adopted this new accounting standard on January 1, 2007. The adoption of EITF 00-19-2 did not have any impact on our financial position, results of operations or cash flows.
(22) Guarantor Financial Information
     On June 26, 2007, we fully repaid our $150.0 million in senior subordinated notes which we previously issued to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States in compliance with Regulation S of the Securities Act. Our payment obligations under the bonds were guaranteed by all of our domestic subsidiaries. As a result of our payment in full, guarantor financial information is no longer required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Overview
     As a leading global manufacturer and supplier of rapid diagnostic products for consumer and professional markets, we are continually exploring new opportunities for our proprietary electrochemical and other technologies in a variety of professional diagnostic and consumer-oriented applications, including immuno-diagnostics with a focus on women’s health, cardiology and infectious disease. As part of this strategy, we are focused on opportunities, including acquisitions and strategic partnerships, aimed at expanding both our product offerings and the worldwide distribution network supporting our professional diagnostic segment. We are also focused on improving our margins through consolidation of certain of our manufacturing operations at lower cost facilities. Our acquisition of the Innovacon business represents a key component of this strategy. During the first half of 2007, we saw improved margins on some of our existing products as we move production of certain products from higher costs facilities to our ABON facility in Hangzhou, China.
     Our agreement with The Procter and Gamble Company (“P&G”) to form a 50/50 joint venture for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products outside of the fields of cardiology and diabetes was consummated in the second quarter of 2007. By leveraging P&G’s sales and distribution capabilities, we expect this partnership to simultaneously expand the reach of our over-the-counter diagnostic products, while enabling enhanced focus on our rapidly growing professional diagnostics segment and, in particular, on our cardiology development programs.
     We also completed our previously announced acquisition of Biosite Incorporated (“Biosite”) during the second quarter of 2007, by way of a cash tender offer and subsequent merger to acquire all of Biosite’s outstanding common stock for $92.50 per share. This acquisition has expanded our product offerings and research capabilities, particularly in the area of cardiology diagnostics.
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
     For the three and six months ended June 30, 2007, we recorded net revenue of $155.0 million and $313.9 million, respectively, compared to $139.7 million and $267.5 million, respectively, for the three and six months ended June 30, 2006, representing an 11% increase for the three-month period, with acquisitions accounting for $22.3 million of the increase, and a 17% increase for the six-month period, with acquisitions accounting for $41.2 million of the increase. Overall revenue growth for the three months ended June 30, 2007 resulted primarily from acquisitions principally in our professional diagnostic business. Adjusted for the favorable impact of currency translation, net revenue of $155.0 million for the second quarter of 2007 was approximately 9% higher than for the second quarter of 2006 and net revenue of $313.9 million for the six months ended June 30, 2007 was approximately 15% higher than for the comparable six month period in 2006. Our reported net revenue for our consumer diagnostic product segment during the three months ended June 30, 2007 was adversely impacted as a result of the May 17, 2007 formation of our joint venture with P&G, as we no longer consolidate the results of this piece of our business beginning on May 18, 2007, but account for our 50% interest under the equity method of accounting. Accordingly, after May 17, 2007, the results from our ownership interest in the joint venture are reported on our accompanying consolidated statements of operations in equity earnings of unconsolidated entities for the three and six months ended June 30, 2007. During the three months ended June 30, 2007, we reported $1.0 million in equity earnings related to this joint venture. Our nutritional business experienced a 20% decrease in net product revenue for the first half of 2007, compared to the first half of 2006, reflecting a very weak second quarter for our private label business.
     For the three and six months ended June 30, 2007, we incurred a net loss of $54.7 million and $48.4 million, respectively, compared to a net loss of $10.6 million and $13.2 million, respectively, for the three and six months ended June 30, 2006. The net loss for the first half of 2007, compared to the first half of 2006, resulted primarily from a $45.2 million stock-based compensation charge associated with the acceleration and conversion of employee stock options in conjunction with our acquisition of Biosite and $15.4 million of deferred financing costs and prepayment penalty related to the repayment of our outstanding debt in conjunction with our financial arrangements related to our Biosite acquisition.
Recent Developments
     On June 4, 2007, we agreed to acquire Cholestech Corporation (“Cholestech”), a leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease and inflammatory disorders, in a stock for stock merger at a fixed exchange ratio of 0.43642 shares of our common stock for each share of common stock of Cholestech. Based on this exchange ratio and Cholestech’s capitalization as of August 1, 2007, we expect to issue approximately 6,821,575 shares of our common stock to the Cholestech shareholders, and reserve approximately 761,514 shares of our common stock for future issuance upon the exercise of assumed options and warrants. The completion of the merger is subject to various closing conditions, including obtaining the approval of Cholestech shareholders and the satisfaction of regulatory conditions. The waiting period required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 with respect to the merger has expired without a request for additional information. The transaction is structured as a tax-free reorganization and is expected to close during the fall of 2007.
     On August 6, 2007, we agreed to acquire HemoSense, Inc. (“HemoSense”), a point-of-care diagnostic healthcare company that manufactures and sells easy-to-use, handheld blood coagulation systems for monitoring patients taking warfarin, in a stock for stock merger at a fixed exchange ratio of 0.274192 shares of our common stock for each share of common stock of HemoSense. Based on this exchange ratio and HemoSense’s capitalization as of July 31, 2007, we expect to issue approximately 3,632,377 shares of our common stock to the HemoSense shareholders, and reserve approximately 743,979 shares of our common stock for future issuance upon the exercise of assumed options and warrants. The completion of the merger is subject to various closing conditions, including obtaining the approval of HemoSense shareholders and the satisfaction of regulatory conditions (including under the Hart-Scott-Rodino Antitrust Improvements Act). In connection with the merger agreement, certain HemoSense shareholders have entered into voting agreements with us under which they have agreed to vote 33% of the outstanding shares of common stock of HemoSense in favor of the transaction at the meeting of the HemoSense shareholders. The transaction is structured as a tax-free reorganization and is expected to close during the fourth quarter of 2007.

Results of Operations
     Net Product Sales, Total and by Business Segment. Total net product sales increased by $15.6 million, or 11%, to $152.2 million for the three months ended June 30, 2007 from $136.6 million for the three months ended June 30, 2006. Excluding the favorable impact of currency translation, net product sales for the three months ended June 30, 2007 increased by $13.4 million, compared to the three months ended June 30, 2006. Total net product sales increased by $46.6 million, or 18%, to $306.0 million for the six months ended June 30, 2007 from $259.4 million for the six months ended June 30, 2006. Excluding the favorable impact of currency translation, net product sales for the six months ended June 30, 2007 increased by $40.3 million, compared to the six months ended June 30, 2006. Net product sales by business segment for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2007	2006	Change	2007	2006	Change
Consumer diagnostic products	$43,929	$44,344	(1)%	$96,067	$85,542	12%
Vitamins and nutritional supplements	15,149	22,094	(31)%	32,933	41,097	(20)%
Professional diagnostic products	93,126	70,159	33%	176,953	132,711	33%

Total net product sales	$152,204	$136,597	11%	$305,953	$259,350	18%

Consumer Diagnostic Products
     Net product sales of our consumer diagnostic products decreased by $0.4 million, or 1%, comparing the three months ended June 30, 2007 to the three months ended June 30, 2006. Net product sales of our consumer diagnostic products increased by $10.5 million, or 12%, comparing the six months ended June 30, 2007 to the six months ended June 30, 2006. Excluding the favorable impact from currency translation, net product sales of our consumer diagnostic products decreased by $1.9 million, or 4%, and increased $6.6 million, or 8%, respectively, comparing the three and six months ended June 30, 2007 with the three and six months ended June 30, 2006. The May 17, 2007 formation of our 50/50 joint venture with P&G impacted our reported results for our consumer diagnostic products, as we account for the results of the joint venture under the equity method of accounting and, as of May 17, 2007, no longer consolidate the results for this portion of our business in our consumer diagnostic products segment. Net product sales of our consumer diagnostic products for the three and six months ended June 30, 2007 does however include $14.3 million of manufacturing revenue associated with our manufacturing agreement with the joint venture, whereby we manufacture and sell consumer diagnostic products to the joint venture. Our recent acquisition of First Check in January 2007 contributed $3.6 million and $5.7 million, respectively, in net product sales during the three and six months ended June 30, 2007 associated with sales of over-the-counter drugs of abuse products.
Vitamins and Nutritional Supplements
     Our vitamins and nutritional supplements net product sales decreased by $6.9 million, or 31%, comparing the three months ended June 30, 2007 to the three months ended June 30, 2006 and decreased by $8.2 million, or 20%, comparing the six months ended June 30, 2007 to the six months ended June 30, 2006. The decrease in the comparative three-month period is largely attributed to very weak sales in our private label business which was a result of several large customers reducing their inventory levels during the quarter.
Professional Diagnostic Products
     Net product sales of our professional diagnostic products increased by $23.0 million, or 33%, comparing the three months ended June 30, 2007 to the three months ended June 30, 2006. Excluding the favorable impact from currency translation, net product sales of our professional diagnostic products increased by $22.2 million, or 32%, comparing the three months ended June 30, 2007 to the three months ended June 30, 2006. Of the currency adjusted increase, net product sales increased as a result of our acquisitions of: (i) Biosite in June 2007, which contributed $8.0 million, (ii) QAS in June 2007, which contributed $1.4 million, (iii) Instant in March 2007, which contributed $4.7 million and (iv) various less significant acquisitions, which contributed an aggregate of $4.1 million. Organic growth also contributed to the increase as we continued to gain market share particularly with our highly differentiated, higher margin brands such as BinaxNOW® and TestPack®. Net product sales of our professional diagnostic products increased by $44.2 million, or 33%, comparing the six months ended June 30, 2007 to the six months ended June 30, 2006. Excluding the favorable impact from currency translation, net product sales of our professional diagnostic products increased by $41.9 million, or 32%, comparing the six months ended June 30, 2007 to the six months ended June 30, 2006. Of the currency adjusted increase, net product sales increased as a result of our acquisitions of: (i) Biosite in June 2007, which contributed $8.0 million, (ii) QAS in June 2007, which contributed $1.4 million, (iii) Instant in March 2007, which contributed $6.2 million, (vi) the Innovacon business in March 2006, which contributed $10.3 million and (v) various less significant acquisitions, which contributed an aggregate of $7.4 million. Organic growth also contributed to the increase during the six-month period as we continued to gain market share particularly with our highly differentiated, higher margin brands such as BinaxNOW® and TestPack®.
     License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by approximately $0.3 million, or 11%, to $2.8 million for the three months ended June 30, 2007 from $3.1 million for the three months ended June 30, 2006 and decreased by approximately $0.2 million, or 2%, to $8.0 million for the six months ended June 30, 2007 from $8.2 million for the six months ended June 30, 2006. The decrease for the comparative three and six months period reflects the completion of a royalty agreement during the second half of 2006, partially offset by increases in other royalty arrangements.
     Gross Profit and Margin. Gross profit increased by $17.8 million, or 37%, to $66.3 million for the three months ended June 30, 2007 from $48.5 million for the three months ended June 30, 2006. Gross profit during the three months ended June 30, 2007 benefited primarily from higher than average margins earned on revenue from our recently acquired businesses, as discussed above, and higher margins achieved as a result of our lower manufacturing costs associated with our China facility. Included in cost of sales for the three months ended June 30, 2007 was a $1.2 million charge related to the write-up to fair market value of inventory acquired in connection with our accounting for the Biosite acquisition. Included in cost of sales for the three months ended June 30, 2006 is a $0.7 million restructuring charge related to the closure of our Galway, Ireland manufacturing facility, along with the write-off of fixed assets at other facilities impacted by restructuring plans.
     Gross profit increased by $43.9 million, or 44%, to $144.7 million for the six months ended June 30, 2007 from $100.8 million for the six months ended June 30, 2006. Gross profit during the six months ended June 30, 2007 benefited primarily from higher than average margins earned on revenue from our recently acquired businesses, as discussed above, and higher margins achieved as a result of our lower manufacturing costs associated with our China facility. Included in cost of sales for the six months ended June 30, 2007 was the $1.2 million charge related to the Biosite acquisition mentioned above. Included in cost of sales for the six months ended June 30, 2006 included a $7.7 million restructuring charge related to the closure of our Galway, Ireland manufacturing facility, along with the write-off of fixed assets at other facilities impacted by restructuring plans.
     Cost of sales included amortization expense of $3.3 million and $3.2 million for the three months ended June 30, 2007 and 2006, respectively, and $6.3 million and $5.3 million for the six months ended June 30, 2007 and 2006, respectively.
     Overall gross margin was 43% and 46% for the three and six months ended June 30, 2007, respectively, compared to 35% and 38% for the three and six months ended June 30, 2006, respectively.
     Gross Profit from Net Product Sales by Business Segment. Gross profit from net product sales represents total gross profit less gross profit associated with license and royalty revenue. Gross profit from total net product sales increased by $19.2 million, or 41%, to $65.9 million for the three months ended June 30, 2007 from $46.7 million for the three months ended June 30, 2006. Gross profit from total net product sales increased by $46.8 million, or 49%, to $142.1 million for the six months ended June 30, 2007 from $95.3 million for the six months ended June 30, 2006. Gross profit from net product sales by business segment for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2007	2006	Change	2007	2006	Change
Consumer diagnostic products	$18,691	$20,880	(10)%	$47,022	$41,176	14%
Vitamins and nutritional supplements	41	2,180	(98)%	1,295	3,014	(57)%
Professional diagnostic products	47,160	23,653	99%	93,740	51,087	83%

Total gross profit from net product sales	$65,892	$46,713	41%	$142,057	$95,277	49%

Consumer Diagnostic Products
     Gross profit from our consumer diagnostic product sales decreased by $2.2 million, or 10%, to $18.7 million for the three months ended June 30, 2007, compared to $20.9 million for the three months ended June 30, 2006. The decrease during the three months ended June 30, 2007 is primarily a result of the formation of the joint venture for our consumer diagnostics business on May 17, 2007, partially offset by the gross profit earned on revenue from acquired businesses, primarily our First Check acquisition as discussed above, and the 5% markup on products sold to the joint venture. Included in cost of sales for the three months ended June 30, 2006 is a $1.5 million restructuring charge associated with the write-off of fixed assets impacted by our 2006 restructuring plans.
     Gross profit from our consumer diagnostic product sales increased by $5.8 million, or 14%, to $47.0 million for the six months ended June 30, 2007, compared to $41.2 million for the six months ended June 30, 2006. The increase during the six months ended June 30, 2007 is primarily a result of gross profit earned on revenue from acquired businesses, primarily our First Check acquisition and the Innovacon business, as discussed above, partially offset by the impacts of the formation of our joint venture, as mentioned above. Included in cost of sales for the six months ended June 30, 2006 is a $2.2 million restructuring charge related to the closure of our Galway, Ireland manufacturing facility, along with the write-off of fixed assets impacted by our 2006 restructuring plans.
     As a percentage of our consumer diagnostic net product sales, gross margin for the three and six months ended June 30, 2007 was 43% and 49%, respectively, compared to 47% and 48% for the three and six months ended June 30, 2006, respectively.
Vitamins and Nutritional Supplements
     Gross profit in our vitamins and nutritional supplements business decreased by $2.1 million, or 98%, to $41,000 for the three months ended June 30, 2007, compared to $2.2 million for the three months ended June 30, 2006. Gross profit in our vitamins and nutritional supplements business decreased by $1.7 million, or 57%, to $1.3 million for the six months ended June 30, 2007, compared to $3.0 million for the six months ended June 30, 2006. The decrease is primarily the result of under-absorbed overhead costs related to lower levels of business activity during the current quarter as discussed above within the context of net product sales.
     As a percentage of our vitamins and nutritional supplements business, gross margin for the three and six months ended June 30, 2007 was 0% and 4%, respectively, compared to 10% and 7% for the three and six months ended June 30, 2006, respectively.
Professional Diagnostic Products
     Gross profit from our professional diagnostic product sales increased by $23.5 million, or 99%, to $47.2 million during the three months ended June 30, 2007, compared to $23.7 million for the three months ended June 30, 2006. The increase in gross profit is largely attributable to the increase in product sales resulting primarily from our acquisitions of Instant and Biosite, as discussed above, which contributed higher than average gross profits.
     Gross profit from our professional diagnostic product sales increased by $42.7 million, or 83%, to $93.7 million during the six months ended June 30, 2007, compared to $51.1 million for the six months ended June 30, 2006. The increase in gross profit is largely attributable to the increase in product sales resulting primarily from our acquisition of the Innovacon business and Biosite, which contributed higher than average gross profits.

     As a percentage of our professional diagnostic net product sales, gross margin for the three and six months ended June 30, 2007 was 51% and 53%, respectively, compared to 34% and 38% for the three and six months ended June 30, 2006, respectively.
     Research and Development Expense. Research and development expense decreased by $1.0 million, or 8%, to $12.1 million for the three months ended June 30, 2007, compared to $13.1 million for the three months ended June 30, 2006. The decrease in research and development expense during the three months ended June 30, 2007 is primarily the result of transitioning our consumer-related research and development efforts into our joint venture during the period. Research and development expense increased by $0.4 million, or 2%, to $24.1 million for the six months ended June 30, 2007, compared to $23.7 million for the six months ended June 30, 2006. The overall increased spending related to our cardiology programs. Research and development expense of $12.1 million during the three months ended June 30, 2007 was partially offset by $4.5 million of funding from ITI earned during the three-month period, which represented an increase in funding of $0.5 million over the comparable three-month period in 2006, and $0.5 million of unfavorable impact resulting from foreign currency translation. Research and development expense of $24.1 million for the first half of 2007 was partially offset by $8.9 million of funding from ITI earned during the six-month period, which represented an increase in funding of $1.0 million over the comparable six-month period in 2006, and $1.0 million of unfavorable impact resulting from foreign currency translation.
     Research and development expense included amortization expense of $0.7 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively, and $1.5 million and $1.3 million for the six months ended June 30, 2007 and 2006, respectively.
     As a percentage of net product sales, research and development expense was 8% for both the three and six months ended June 30, 2007 compared to 10% and 9% for the three and six months ended June 30, 2006, respectively.
     Sales and Marketing Expense. Sales and marketing expense increased by $5.3 million, or 23%, to $28.0 million for the three months ended June 30, 2007, compared to $22.7 million for the three months ended June 30, 2006. Sales and marketing expense increased by $12.8 million, or 29%, to $56.3 million for the six months ended June 30, 2007, compared to $34.7 million for the six months ended June 30, 2006. The increase in sales and marketing expense for the three months ended June 30, 2007 was primarily the result of approximately $4.6 million of additional spending related to our acquisitions, primarily First Check, Instant, QAS, Biosite and various less significant acquisitions, partially offset by a $0.3 million charge related to our restructuring plan associated with the formation of our joint venture and a $0.5 million of unfavorable impact resulting from foreign currency translation. The increase in sales and marketing expense for the six months ended June 30, 2007 was primarily the results of approximately $7.6 million of additional spending related to our acquisitions, primarily the Innovacon business, First Check, Instant, QAS, Biosite and various less significant acquisitions, and higher advertising expenditures associated with the introduction of our next generation branded digital pregnancy test, partially offset by a $0.3 million charge related to our restructuring plan associated with the formation of our joint venture and $1.0 million of unfavorable impact resulting from foreign currency translation, in the respective periods.
     Intangible asset amortization related to customer relationships is included in sales and marketing expense. For the three and six months ended June 30, 2007, sales and marketing expense included amortization expense of $5.9 million and $8.4 million, respectively. For the three and six months ended June 30, 2006, sales and marketing expense included amortization expense of $2.0 million and $3.2 million, respectively.
     As a percentage of net product sales, sales and marketing expense was 18% for both the three and six months ended June 30, 2007, compared to 17% for both the three and six months ended June 30, 2006.
     General and Administrative Expense. General and administrative expense increased $50.1 million, or 283%, to $67.8 million for the three months ended June 30, 2007, compared to $17.7 million for the three months ended June 30, 2006. General and administrative expense increased $56.9 million, or 170%, to $90.4 million for the six months ended June 30, 2007, compared to $33.5 million for the six months ended June 30, 2006. The increase in general and administrative expense for the three months ended June 30, 2007 included a $45.2 million charge associated with stock option acceleration and conversion in connection with our recent acquisition of Biosite, approximately $2.2 million of additional spending related to our acquisitions of First Check, Instant, QAS, Biosite and the various less significant acquisitions, a $0.1 million charge related to our restructuring plan associated with the formation of our joint venture, and an approximate $0.5 million increase in legal spending, partially offset by $0.4 million of unfavorable impact resulting from foreign currency translation. The increase in general and administrative expense for the six months ended June 30, 2007 included the $45.2 million stock option charge mentioned above, approximately $4.5 million of additional spending related to our acquisitions, including the Innovacon business, First Check, Instant, QAS, Biosite and the various less significant acquisitions, the $0.1 million charge related to our the formation of our joint venture mentioned above, and a $0.6 million restructuring charge related to the closure of our San Diego, California manufacturing facility, partially offset by a decrease in legal spending of $1.2 million and $1.1 million of unfavorable impact resulting from foreign currency translation.
     General and administrative expense included amortization expense of $0.1 million for both the three months ended June 30, 2007 and 2006, and $0.1 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. The amortization expense recorded to general and administrative expense relates primarily to non-compete agreements.
     As a percentage of net revenue, general and administrative expense for the three and six months ended June 30, 2007 was 44% and 29%, respectively, compared to 13% for both the three and six months ended June 30, 2006, respectively.
     Loss on Dispositions, Net. During the three and six months ended June 30, 2006, we recorded a net loss of $3.2 million. Included in this charge is a loss of $4.6 million associated with management’s decision to dispose of our SMB research operation. The $4.6 million charge includes a loss of $2.0 million on impaired assets, most of which represents goodwill associated with SMB, and a $2.6 million estimated loss on the sale of SMB. We disposed of this operation in the fourth quarter of 2006. The $4.6 million loss is offset by a $1.4 million gain on the sale of an idle manufacturing facility in Galway, Ireland, as a result of our 2005 restructuring plan.
     Interest Expense. Interest expense includes interest charges, the write-off and amortization of deferred financing costs, prepayment premiums, and the amortization of non-cash discounts associated with our debt issuances. Interest expense increased by $15.1 million, or 220%, to $22.0 million for the three months ended June 30, 2007, compared to $6.9 million for the three months ended June 30, 2006. Interest expense increased by $14.6 million, or 116%, to $27.2 million for the six months ended June 30, 2007, compared to $12.6 million for the three months ended June 30, 2006. Interest expense for the three and six months ended June 30, 2007 included the write off of $15.4 million and $15.6 million, respectively, of deferred financing costs and prepayment premium related to the repayment of outstanding debt, in conjunction with our financing arrangements related to our Biosite acquisition.
     Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		$	June 30,		$
	2007	2006	Change	2007	2006	Change
Interest income	$4,569	$286	$4,283	$6,266	$619	$5,647
Foreign exchange gains (losses), net	1,799	4,953	(3,154)	1,325	3,343	(2,018)
Other	(1,402)	37	(1,439)	(912)	886	(1,798)

Total other income (expense), net	$4,966	$5,276	$(310)	$6,679	$4,848	$1,831

     Interest income of $4.6 million and $6.3 million for the three and six months ended June 30, 2007, respectively, increased $4.3 million and $5.6 million, compared to the three and six months ended June 30, 2006, respectively. This increase is primarily the result of interest earned on higher cash balances.
     Other loss for the three months ended June 30, 2007, primarily reflects minority interest expense related to our less than wholly-owned subsidiaries and other investments including $0.4 million related to Biosite for the period from June 26, 2007 (the date on which we acquired 80.4% of Biosite) to June 29, 2007 (the date on which we acquired the remainder of Biosite). Other loss for the six months ended June 30, 2007, primarily reflects minority interest expense related to our less than wholly-owned subsidiaries, partially offset by a $0.8 million gain which resulted from a favorable adjustment to the rental terms of one of our leased facilities. Other income of $0.9 million for the six months ended June 30, 2006, included $0.2 million of income related to a foreign currency exchange contract, a $0.8 million gain on a legal settlement related to the resolution of a contingency related to our 2003 acquisition of Applied Biotech, Inc. (“ABI”), and $0.2 million of additional expense related to a legal settlement of a class action suit against several raw material suppliers in our vitamins and nutritional supplements business.
     Included in foreign exchange gains (losses), net for the three and six months ended June 30, 2007 was a $1.9 million foreign exchange realized upon the settlement of intercompany notes. Included in foreign exchange gains (losses), net for the three and six months ended June 30, 2006 was a $5.5 million and $4.3 million, respectively, unrealized foreign exchange gain associated with the closure of our Galway, Ireland manufacturing facility.
     (Benefit) Provision for Income Taxes. An income tax benefit of $2.7 million was reported for the three months ended June 30, 2007, compared to a provision for income taxes of $0.8 million for the three months ended June 30, 2006. Provision for incomes taxes was $3.2 million for the six months ended June 30, 2007, compared to $2.3 million for the six months ended June 30, 2006. The effective tax rate was 5% and (7)% for the three and six months ended June 30, 2007, respectively, compared to (8)% and (21)% for the three and six months ended June 30, 2006, respectively. The income tax benefit for the three months ended June 30, 2007 includes $1.8 million of benefit relating to stock option expense associated with the acquisition of Biosite, as well as foreign NOL utilization. Other components of the tax provision include recognition of U.S. deferred tax liabilities for temporary differences between the book and tax basis of goodwill and certain intangible assets with indefinite lives, state income tax provision and foreign income tax provisions for various foreign subsidiaries.
     Equity Earnings in Unconsolidated Entities. Equity earnings in unconsolidated entities includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings in unconsolidated entities for the six months ended June 30, 2007 and 2006 reflected the following: (i) our 50% interest in our newly formed joint venture with P&G in the amount of $1.0 million, (ii) our 40% interest in Vedalab S.A. in the amount of $0.1 million and (iii) our 49% interest in TechLab, Inc. in the amount of $0.5 million.
     Net Loss. We incurred a net loss of $54.7 million, or $1.17 per basic and diluted common share, for the three months ended June 30, 2007, compared to a net loss of $10.6 million, or $0.33 per basic and diluted common share, for the three months ended June 30, 2006. We incurred net loss of $48.4 million, or $1.06 per basic and diluted common share, for the six months ended June 30, 2007, compared to a net loss of $13.2 million, or $0.42 per basic and diluted common share, for the six months ended June 30, 2006. The increases in net loss for the three and six months ended June 30, 2007, compared to the three and six months ended June 30, 2006, primarily resulted from the various factors as discussed above. See Note 5 of the accompanying consolidated financial statements for the calculation of net loss per common share.
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
Summary of Changes in Cash Position
     As of June 30, 2007, we had cash and cash equivalents of $157.1 million, an $86.0 million increase from December 31, 2006. Our primary sources of cash during the six months ended June 30, 2007 included $265.3 million in net proceeds from the issuance of our common stock in connection with our January 2007 offering, as well as common stock issues under employee stock option and stock purchase plans, $324.2 million of net cash proceeds from P&G, associated with the formation of our 50/50 joint venture, approximately $1.152 billion of cash from our refinancing activities, net of repayments related to our previous credit facilities and notes, and $15.4 million of cash generated by operating activities. Investing activities during the six months ended June 30, 2007 used a total of approximately $1.363 billion of cash net of cash acquired, primarily related to our acquisition activities. Fluctuations in foreign currencies favorably impacted our cash balance by $16.1 million during the six months ended June 30, 2007.
Operating Cash Flows
     Net cash provided by operating activities during the six months ended June 30, 2007 was $15.4 million, which resulted from $83.4 million of non-cash items, offset by our net loss of $48.4 million and $19.6 million of cash used to meet net working capital requirements during the period. The $83.4 million of non-cash items included $26.1 million related to depreciation and amortization and $43.6 million related to non-cash stock-based compensation expense.
Investing Cash Flows
     Our investing activities during the six months ended June 30, 2007 utilized approximately $1.363 billion of net cash, including $1.635 billion used for acquisitions and transaction-related costs, net of cash acquired, $14.1 million of cash related to minority investment activities, $10.8 million of capital expenditures, net of proceeds from sale of equipment, a $26.8 million increase in other assets, offset by net cash proceeds of $324.2 million related to the formation of our 50/50 joint venture with P&G.
     Significant acquisitions during the first half of 2007 included Biosite, QAS, Instant and First Check, which accounted for approximately $1.608 billion of the $1.635 billion in cash used for acquisitions.
Financing Cash Flows
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
     On June 26, 2007, in connection with our acquisition of Biosite, we entered into a secured First Lien Credit Agreement and a secured Second Lien Credit Agreement (collectively, the “Credit Agreement”) with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and certain related guaranty and security agreements. The First Lien Credit Agreement provides for term loans in the aggregate amount of $900.0 million and, subject to our continued compliance with the First Lien Credit Agreement, a $150.0 million revolving line of credit. The Second Lien Credit Agreement provides for term loans in the aggregate amount of $250.0 million. As of June 30, 2007, aggregate borrowings amounted to $95.0 under the revolving line of credit. Interest expense related to our new credit facility which includes the term loans and revolving line of credit for the three months ended June 30, 2007, including amortized deferred costs, was $1.7 million.
     Simultaneously with our entry into the Credit Agreements, we terminated our existing third amended and restated credit agreement dated June 30, 2005 (the “Prior Credit Agreement”). We had no outstanding loans under the Prior Credit Agreement at the time it was terminated.
     In addition, on June 26, 2007, we also fully repaid our 8.75% senior subordinated notes due 2012 (the “Notes”). The total amount repaid, including principal of $150.0 million and a prepayment premium of $9.3 million, was $159.3 million. Accrued interest of $4.8 million was also paid as part of the final settlement of these Notes.
     Additionally, we received proceeds from the May 14, 2007 sale of $150.0 million principal amount of 3% convertible senior subordinated notes due 2016 (the “Convertible Notes”) in a private placement to qualified institutional buyers to help finance the Biosite acquisition. At the initial conversion price of $52.30, the Convertible Notes are convertible into an aggregate 2,868,120 shares of our common stock. The conversion price is subject to adjustment one year from the date of sale if the 30 day volume-weighted average trading price of our common stock as of such date is lower than $40.23, subject to a floor of $40.23, or from time to time in the event of stock splits, stock dividends, recapitalizations and other similar events. Interest accrues at 3% per annum, compounded daily, on the outstanding principal amount and is payable in arrears on May 15th and Nov 15th, which will start on November 15, 2007. Interest expense for the three months ended June 30, 2007, including amortized deferred costs, was $0.6 million.
     As of June 30, 2007, we had an aggregate of $0.9 million in outstanding capital lease obligations which are payable through 2011.
Income Taxes
     As of December 31, 2006, we had approximately $188.7 million of domestic net operating loss (“NOL”) carryforwards and $33.3 million of foreign NOL carryforwards, respectively, which either expire on various dates through 2026 or can be carried forward indefinitely. These losses are available to reduce federal and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic operating loss carryforward amount at December 31, 2006 included approximately $70.5 million of pre-acquisition losses at IMN, Ischemia, Ostex and Advantage Diagnostics Corporation (“ADC”) and the foreign operating loss carryforward amount included approximately $12.7 million of pre-acquisition losses at Clondiag. The future benefit of these losses will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense. Also included in our domestic NOL carryforwards at December 31, 2006 was approximately $2.6 million resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax.
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
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of June 30, 2007.

Contractual Obligations
     The following table summarizes our principal contractual obligations as of June 30, 2007 that have changed significantly since December 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K/A for the year ended December 31, 2006 but omitted in the table below represent those that have not changed significantly since that date.

	Payments Due by Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
	(in thousands)
Long-term debt obligations (1)	$1,413,328	$12,824	$5,389	$115	$1,395,000
Purchase obligations – other (2)	64,347	63,822	525	—	—
Purchase obligations – Innovacon business (3)	7,158	7,158	—	—	—
Interest on debt (4)	40,500	2,823	9,000	9,000	19,677

	$1,525,333	$86,627	$14,914	$9,115	$1,414,677

(1)	Long-term debt obligations increased by $1.2 billion since December 31, 2006, primarily due to our new credit facility in connection with our acquisition of Biosite, during the six months ended June 30, 2007.

(2)	Other purchase obligations relate to inventory purchases and other operating expense commitments.

(3)	In connection with our acquisition of the Innovacon business, we are obligated to make a $6.0 million payment for the remaining first territory business and a $1.1 million payment related to one European customer that has continued to take supply from the seller.

(4)	Amounts are based on $150.0 million, 3% convertible senior subordinated notes. Amounts exclude interest on all other debt due to variable interest rates.
     As of June 30, 2007, we had contingent consideration obligations related to our acquisitions of Instant, First Check, Binax, Inc. (“Binax”) and CLONDIAG chip technologies Gmbh (“Clondiag”). The contingent considerations will be accounted for as increases in the aggregate purchase prices if and when the contingencies occur.
     With respect to Instant, the terms of the acquisition agreement provide for $16.6 million of contingent consideration payable in cash or cash and stock to acquire the remaining 25% ownership interest in Instant. The seller has the option, but is not obligated, to sell his remaining 25% during the four-year period commencing April 1, 2008 and ending March 31, 2012. The option is contingent upon the business meeting certain revenue and gross profit targets or may be triggered should the seller be terminated as an employee, without cause. The option shall terminate if not exercised during the period mentioned above. Furthermore, we have the option, but not an obligation, to acquire the remaining 25% from the seller on or before March 31, 2012 for $24.6 million in cash or cash and stock. If the seller is not an employee of the company at the time of exercise, the full consideration shall be payable in cash. The option shall terminate if not exercised during the period mentioned above.
     With respect to First Check, we will pay an earn-out to First Check equal to the incremental revenue growth of the acquired products for 2007 and for the first nine months of 2008, as compared to the immediately preceding comparable periods.
     With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. During the three months ended June 30, 2007, we recorded a $3.7 million accrual for the successful development of one of the qualifying products, the payment of which will be made during the third quarter.
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
     In connection with the acquisition of the Determine business in June 2005 from Abbott Laboratories, we entered into a manufacturing support services agreement with Abbott, whereby Abbott would continue to distribute certain of the acquired products for a period of up to 30 months following the acquisition, subject to certain extensions. During the transition period, we recognized revenue on sales of the products when title transferred from Abbott to third party customers.
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
     Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $15.2 million and $27.1 million, or 10% and 9%, respectively, of product sales for the three and six months ended June 30, 2007, respectively, compared to $10.4 million and $24.5 million, or 7% and 9%, respectively, of product sales for the three and six months ended June 30, 2006, respectively, which have been recorded against product sales to derive our net product sales. Our provision for sales returns and other allowances are primarily related to our consumer diagnostic business, which transferred into our joint venture. The remaining balances relate to sales made on or prior to May 17, 2007, the day prior to the effective date of the joint venture.

     Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $115.7 million and $100.4 million, net of allowances for doubtful accounts of $7.2 million and $8.4 million, as of June 30, 2007 and December 31, 2006, respectively.
Valuation of Inventories
     We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers, manufacturing lead times and, less commonly, decisions to withdraw our products from the market. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $131.5 million and $78.3 million, net of a provision for excess and obsolete inventory of $5.0 million and $8.2 million, as of June 30, 2007 and December 31, 2006, respectively.
Valuation of Goodwill and Other Long-Lived and Intangible Assets
     Our long-lived assets include: (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of June 30, 2007, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $248.0 million, $1.8 billion and $494.2 million, respectively.
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
     Valuation of Goodwill
     We have goodwill balances related to our consumer diagnostics and professional diagnostics reporting segments, which amounted to $87.5 million and $1.7 billion, respectively, as of June 30, 2007. As of September 30, 2006, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our consumer diagnostics and professional diagnostics reporting units were impaired. Because future cash flows and operating results used in the impairment review are based on management’s projections and assumptions, future events can cause such projections to differ from those used at September 30, 2006, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our review as of September 30, 2006, that would require us to reassess whether the carrying values of our goodwill have been impaired.
     Valuation of Other Long-Lived Tangible and Intangible Assets
     Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of June 30, 2007, future events could cause us to conclude otherwise.
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
SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. There may be events in the future that we are not able to predict accurately or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We caution investors that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those we discuss in this report. These differences may be the result of various factors, including those factors described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, as amended, and other risk factors identified herein or from time to time in our periodic filings with the SEC. Some important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:
•	economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and the potential effect of such fluctuations on revenues, expenses and resulting margins;

•	competitive factors, including technological advances achieved and patents attained by competitors and generic competition;

•	domestic and foreign healthcare changes resulting in pricing pressures, including the continued consolidation among healthcare providers, trends toward managed care and healthcare cost containment and government laws and regulations relating to sales and promotion, reimbursement and pricing generally;

•	government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products and licensing;

•	manufacturing interruptions, delays or capacity constraints or lack of availability of alternative sources for components for our products, including our ability to successfully maintain relationships with suppliers, or to put in place alternative suppliers on terms that are acceptable to us;

•	difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals or clearances in the United States and abroad, gain and maintain market approval or clearance of products and the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights which can preclude or delay commercialization of a product;

•	significant litigation adverse to us, including product liability claims, patent infringement claims and antitrust claims;

•	our ability to comply with regulatory requirements, including the outcome of the Securities and Exchange Commission’s, or the SEC’s, ongoing investigation into the revenue recognition issues at our Wampole subsidiary disclosed in June 2005 and the ongoing inquiry by the Federal Trade Commission, or the FTC, of our acquisition of the Innovacon business;

•	product efficacy or safety concerns resulting in product recalls or declining sales;

•	the impact of business combinations, including acquisitions and divestitures;

•	the impact of our joint venture transaction with The Procter & Gamble Company, or P&G, on our future financial performance;

•	our ability to successfully put to use the proceeds we received in connection with the formation of our joint venture with P&G;

•	our ability to manage our substantial level of indebtedness and to satisfy the financial covenants and other conditions contained in the agreements governing our indebtedness;

•	our ability to obtain required financing on terms that are acceptable to us; and

•	the issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board or the SEC.
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
     Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At June 30, 2007, our short-term investments approximated market value.
     At June 30, 2007, we had a term loan in the amount of $900 million and a revolving line of credit available to us of up to $150 million, of which $95 million was outstanding as of June 30, 2007, under our First Lien Credit Agreement. Interest on the term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line of credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At June 30, 2007, we also had a term loan in the amount of $250 million under our Second Lien Credit Agreement. Interest on this term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
     Assuming no changes in our leverage ratio, which would affect the margin of the interest rates under the credit agreements, the effect of interest rate fluctuations on outstanding borrowings as of June 30, 2007 over the next twelve months is quantified and summarized as follows:

Interest
Expense
(in thousands)	Increase
Interest rates increase by 1 basis point	$12,450
Interest rates increase by 2 basis points	$24,900
Foreign Currency Risk
     We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three and six months ended June 30, 2007, the net impact of foreign currency changes on transactions was a gain of $1.8 million and $1.3 million, respectively. The foreign currency gain for the three months ended June 30, 2007 included a $1.9 million gain on the settlement of intercompany notes. Generally, we do not use derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures. During the three and six months ended June 30, 2006, the net impact of foreign currency changes on transactions was a gain of $5.0 million and $3.3 million, respectively. The foreign currency gain in the three and six-months period included the impact of a $5.5 million and $4.3 million gain, respectively, resulting from the closure of our CDIL operation in Galway, Ireland.
     Gross margins of products we manufacture at our European plants and sell in U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 44.3% for the three months ended June 30, 2007. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended June 30, 2007, our gross margin on total net product sales would have been 44.5%, 45.2%, and 46.0%, respectively. Our gross margin on total net product sales was 46.9% for the six months ended June 30, 2007. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2007, our gross margin on total net product sales would have been 47.0%, 47.6%, and 48.4%, respectively.
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

	Approximate	Approximate
	decrease in net	increase in net
If, during the three months ended June 30, 2007, the U.S. dollar was stronger by:	revenue	loss
1%	$493	$51
5%	$2,882	$257
10%	$5,348	$515

	Approximate	Approximate
	decrease in net	increase in net
If, during the six months ended June 30, 2007, the U.S. dollar was stronger by:	revenue	loss
1%	$1,021	$87
5%	$5,103	$434
10%	$10,206	$867
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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     Other than as set forth below, there have been no material changes in the Risk Factors described in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 (the “Form 10-K”).
Biosite Acquisition
     On June 29, 2007, we consummated our acquisition of Biosite. In connection with such acquisition, we significantly increased our indebtedness. Accordingly, we are restating our first risk factor relating to indebtedness as follows:
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
     We currently have, and will likely continue to have, a substantial amount of indebtedness. As of June 30, 2007, in addition to other indebtedness, we had approximately $995.0 million in aggregate principal amount of indebtedness outstanding under our senior secured credit facilities, or the senior secured facility, $250.0 million in aggregate principal amount of indebtedness outstanding under a junior secured credit facility, or the junior secured facility (collectively with the senior secured facility, the secured credit facilities), and $150 million in indebtedness under our outstanding 3% senior subordinated convertible notes, or the senior subordinated convertible notes. Upon completion of syndication, the term loan under the senior secured facility is expected to bear interest at a rate per annum of LIBOR plus 2.00%, while the revolving line of credit is expected to bear interest at a rate per annum of LIBOR plus between 1.75% and 2.25%, depending on our consolidated leverage ratio. The junior secured facility bears interest at a rate per annum of LIBOR plus 4.25%. We also had $55.0 million of additional borrowing capacity under the revolving portions of the senior secured facility and, subject to restrictions in our secured credit facilities and the senior subordinated convertible notes, have the ability to incur additional indebtedness.
     Our substantial indebtedness could affect our future operations in important ways. For example, it could:
•	make it more difficult to satisfy our obligations under the senior subordinated convertible notes, our secured credit facilities and our other debt-related instruments;

•	require us to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and service obligations, to delay or reduce capital expenditures or the introduction of new products and/or forego business opportunities, including acquisitions, research and development projects or product design enhancements;

•	limit our flexibility to adjust to market conditions, leaving us vulnerable in a downturn in general economic conditions or in our business and less able to plan for, or react to, changes in our business and the industries in which we operate;

•	impair our ability to obtain additional financing;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	expose us to fluctuations in the interest rate environment with respect to our indebtedness that bears interest at variable rates.
     We expect to obtain the money to pay our expenses and to pay the principal and interest on the senior subordinated convertible notes, our secured credit facilities and our other debt from cash flow from our operations and from additional loans under our secured credit facilities, subject to continued covenant compliance, and potentially from other debt or equity offerings. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets in which we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If our cash flow and capital resources prove inadequate, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, including the notes, seek additional equity capital or borrow more money. We cannot guarantee that we will be able to do so on acceptable terms. In addition, the terms of existing or future debt agreements, including the credit agreements governing our secured credit facilities and the indenture governing the senior subordinated convertible notes, may restrict us from adopting any of these alternatives.
     All other risk factors relating to indebtedness set forth in the Form 10-K continue to apply as well. In addition, the risk factors set forth in the Form 10-K relating to acquisitions and the integration of acquired businesses apply to our acquisition of Biosite.
     Furthermore, as a result of our acquisition of Biosite, we are adding the following risk factor relating to the Biosite Triage BNP Tests:
The effect of market saturation may negatively affect the sales of our products, including our Biosite Triage BNP Tests.
     Sales growth in our recently acquired Biosite business has been driven in recent years by growth in the sales volumes of the Biosite Triage BNP Tests. For example, growth in the sales unit volume of Triage BNP Tests represented 41% and 69% of Biosite’s total product sales volume growth for 2006 and 2005, respectively. The meter-based Triage BNP Test, launched domestically in January 2001, was the first blood test available to aid in the detection of heart failure and benefited from a first to market position until the entry of direct competition in June 2003.
     As the acute care and initial diagnosis market segment for natriuretic testing in the U.S. hospital setting becomes saturated, we expect the growth rates of sales unit volume for our Biosite Triage BNP Tests in 2007 and future periods to be lower than the growth rates experienced by Biosite over the past several years. Unless we are able to successfully introduce new products into the market and achieve market acceptance of those products in a timely manner, the effect of market saturation on our existing products may negatively impact product sales, gross margins and financial results. In addition, as the market for BNP testing matures and more competitive products become available, the average sales price for the Biosite Triage BNP Tests is likely to decline, which will adversely impact our product sales, gross margins and our overall financial results.
Pending Acquisition of Cholestech
     On June 4, 2007, we entered into a merger agreement pursuant to which we will acquire Cholestech. The completion of the merger is subject to various closing conditions, including obtaining the approval of Cholestech shareholders. The risk factors set forth in the Form 10-K relating to acquisitions and the integration of acquired businesses apply to our pending acquisition of Cholestech.
Pending Acquisition of HemoSense
     On August 6, 2007, we entered into a merger agreement pursuant to which we will acquire HemoSense. The completion of the merger is subject to various closing conditions, including obtaining the approval of HemoSense shareholders and regulatory conditions. The risk factors set forth in the Form 10-K relating to acquisitions and the integration of acquired businesses apply to our pending acquisition of HemoSense.
P&G Joint Venture
     On May 17, 2007, we completed our 50/50 joint venture with P&G. Accordingly, we are replacing the risk factors specifically relating to our previously “pending” joint venture transaction with the following risk factor:
Our joint venture transaction with P&G may not realize all of its intended benefits.

     On May 17, 2007, we completed our 50/50 joint venture transaction with P&G, creating Swiss Precision and transferring to Swiss Precision substantially all of the assets of our consumer diagnostics business, other than our manufacturing and core intellectual property assets, in exchange for $325.0 million in cash. In connection with the establishment of the Swiss Precision joint venture, we may experience:
•	difficulties in integrating our and P&G’s respective corporate cultures and business objectives into the new joint venture;

•	difficulties or delays in transitioning clinical studies;

•	diversion of our management’s time and attention from other business concerns;

•	higher than anticipated costs of integration at the joint venture;

•	difficulties in retaining key employees who are necessary to manage the joint venture; or

•	difficulties in working with an entity based in Switzerland and thus remote or inconvenient to our Waltham, Massachusetts headquarters.
     For any of these reasons or as a result of other factors, we may not realize the anticipated benefits of the joint venture, and cash flow or profits derived from our ownership interest in Swiss Precision may be less than the cash flow or profits that could have been derived had we retained the transferred assets and continued to operate the consumer diagnostics business itself. P&G retains an option to require us to purchase P&G’s interest in Swiss Precision at fair market value during the 60-day period beginning on the fourth anniversary of the closing. Moreover, certain subsidiaries of P&G have the right, at any time upon certain material breaches by us or our subsidiaries of obligations under the joint venture documents, to acquire all of our interest in the joint venture at fair market value less damages.
Senior Subordinated Convertible Notes
     On or about May 14, 2007, we sold $150.0 million principal amount of 3% convertible senior subordinated notes due 2016. Accordingly, we are adding the following risk factors:
Future sales of our common stock issuable upon conversion of our senior subordinated convertible notes may adversely affect the market price of our common stock.
     Our $150.0 principal amount of senior subordinated convertible notes are initially convertible into our common stock at a conversion price of approximately $52.30 per share, or approximately 2,868,120 shares. Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. The price of our common stock could be affected by possible sales of our common stock by holders of our senior subordinated convertible notes and by hedging or arbitrage trading activity that may develop involving our common stock.
The conversion rate of our senior subordinated convertible notes may be adjusted based upon the daily volume weighted average price per share of our common stock for the thirty consecutive trading days ending on May 9, 2008, and any such adjustment will be dilutive to the holders of our common stock and could have an adverse effect on the price of our common stock.
     The conversion rate applicable to our senior subordinated convertible notes will be increased if the daily volume weighted average price per share of our common stock for the thirty consecutive trading days ending on May 9, 2008 is less than $40.23 (adjusted for any stock splits, stock dividends, recapitalizations or other similar events). In that event, the conversion rate will be adjusted to be the greater of 130% of such average or $40.23 (in each case adjusted for any stock splits, stock dividends, recapitalizations or other similar events), but no such adjustment will decrease the then-applicable conversion rate. Any such adjustment will result in additional shares of our common stock becoming issuable upon conversion of our senior subordinated convertible notes and therefore will be dilutive to holders of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On May 7, 2007, we issued 400 shares of common stock upon the exercise of warrants, for aggregate proceeds to us of $5,416, pursuant to an exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.
     On June 7, 2007, we issued 273,642 shares of common stock, as consideration for the acquisition of all of the capital stock of Quality Assured Services, pursuant to an exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the annual meeting of stockholders of our company held on May 17, 2007, the following items were submitted to a vote of securities holders:
(1)	A proposal to re-elect Robert P. Khederian, David Scott, Ph.D. and Peter Townsend as Class III directors of our company. The other directors whose term of office continued after the meeting were: John A. Quelch, John F. Levy and Jerry McAleer, Ph.D., Carol R. Goldberg, Alfred M. Zeien and Ron Zwanziger.

(2)	A proposal to approve grants of stock options under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (the “2001 Stock Option Plan”) made by our Compensation Committee, subject to stockholder approval, to certain of executive officers.
     The following table summarizes the votes for, against or withheld, as well as the number of broker non-votes with regard to each matter voted upon:
Class: Common Shares

				Broker Non-
Matter	For	Against	Withheld	Votes
Election of:
Robert P. Khederian	36,250,753	0	991,523	0
David Scott Ph.D.	36,578,924	0	663,352	0
Peter Townsend	36,214,454	0	1,027,822	0
Approval of grant of options under the 2001 Stock Option Plan to certain executives	28,825,888	1,383,376	146,809	6,886,203
ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description
2.1	Amended and Restated Asset Purchase Agreement, dated May 17, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date May 17, 2007, filed on May 23, 2007)

2.2	Amended and Restated Contribution Agreement, dated May 17, 2007 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date May 17, 2007, filed on May 23, 2007)

Exhibit No.	Description
2.3	Contribution Agreement, dated May 17, 2007 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, event date May 17, 2007, filed on May 23, 2007)

2.4	Membership Unit Purchase Agreement, dated May 17, 2007 (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K, event date May 17, 2007, filed on May 23, 2007)

2.5	Asset Purchase Agreement, dated May 17, 2007 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K, event date May 17, 2007, filed on May 23, 2007)

2.6	Agreement and Plan of Merger, dated as of May 17, 2007 by and among Inverness Medical Innovations, Inc., Inca Acquisition, Inc. and Biosite Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date May 17, 2007, filed on May 18, 2007)

2.7	Agreement and Plan of Reorganization dated as of June 4, 2007, among Inverness Medical Innovations, Inc., Iris Merger Sub, Inc. and Cholestech Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date June 4, 2007, filed on June 4, 2007)

4.1	Indenture, dated May 14, 2007, between the Company and U.S. Bank trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)

10.1	Securities Purchase Agreements dated May 9, 2007 between the Company and the Investor named therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)

10.2	Registration Rights Agreement dated May 14, 2007 between the Company and the Investors (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)

10.3	$1,050,000,000 First Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc, as Guarantor, The Lenders and L/C Issuers Party Hereto General Electric Capital Corporation, as Administrative Agent, Citizens Bank of Massachusetts, Fifth Third Bank and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Co-Documentation Agents and UBS Securities LLC, as Joint Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)

10.4	$250,000,000 second Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, The Lenders General Electric Capital Corporation, as Administrative Agent and UBS Securities LLC, as Syndication Agent, Joint Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)

10.5	First Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)

10.6	Second Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)

Exhibit No.	Description
*10.7	Distribution Agreement between Biosite and Fisher Scientific Company L.L.C. effective January 1, 2006 (incorporated by reference to Exhibit 10.18 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)

*10.8	Semi-exclusive BNP Diagnostic License Agreement Between Biosite Diagnostics Incorporated and Scios, Inc. effective December 30, 1996 (incorporated by reference to Exhibit 10.19 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)

*10.9	First Amendment to Semi-exclusive BNP Diagnostic License Agreement between Biosite Incorporated and Scios, Inc. effective August 1, 1997 (incorporated by reference to Exhibit 10.20 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)

*10.10	Amendment #2 To Semi-exclusive BNP Diagnostic License Agreement Biosite Incorporated and Scios, Inc. effective August 30, 2002 (incorporated by reference to Exhibit 10.21 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)

*10.11	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)

**10.12	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH

10.13	Option Agreement, dated as of May 17, 2007 among US CD LLC, SPD Swiss Precision Diagnostics GmbH, Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and Procter & Gamble RHD, Inc.

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	We have omitted portions of this exhibit which have been granted confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

**	We have omitted portions of this exhibit which are subject to a pending request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: August 9, 2007	/s/ DAVID TEITEL
David Teitel
Chief Financial Officer and an authorized officer