Form 10-K
period 2007-12-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2008-02-29
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
                      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock on the American Stock Exchange on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,885,984,555.

As of February 26, 2008, the registrant had 77,433,841 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s annual meeting of shareholders currently scheduled to be held on May 22, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
SIGNATURES
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (in thousands, except per share amounts)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Continued) (in thousands, except per share amounts)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Continued) (in thousands, except per share amounts)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (in thousands)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EX-3.4 First Amendment to the Amended and Restated Certificate
EX-10.31 Rules of Inverness Medical Innovations, Inc.
EX-10.40 Amendment No.6 2001 Stock Option and Incentive Plan
EX-10.41 Amendment No.7 2001 Stock Option and Incentive Plan
EX-21.1 List of Subsidiaries of the Company
EX-23.1 Consent of BDO Seidman, LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO & CFO

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. Readers should carefully review statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We caution investors that all such forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from any projected results or expectations that we discuss in this report. You should therefore carefully review the risk factors and uncertainties discussed in Item 1A entitled “Risk Factors,” which begins on page 12 of this report, as well as those factors identified from time to time in our periodic filings with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” or “our company” refer to Inverness Medical Innovations, Inc. and its subsidiaries.

ITEM 1.	BUSINESS

GENERAL

By developing new capabilities in near-patient diagnosis, monitoring and health management, Inverness Medical Innovations enables individuals to take charge of improving their health and quality of life. A global leader in rapid point-of-care diagnostics, our products and services, as well as our new product development efforts, are focused in the areas of infectious disease, cardiology, oncology, drugs of abuse and women’s health. Inverness Medical Innovations, Inc., a Delaware corporation, was formed to acquire the women’s health, nutritional supplements and professional diagnostic businesses of its predecessor, Inverness Medical Technology, Inc., through a split-off and merger transaction, which occurred in November 2001. We became an independent, publicly traded company immediately after the split-off and our common stock is listed on the American Stock Exchange under the symbol “IMA.” Since the split-off, we have grown our businesses through strategic use of our superior intellectual property portfolio and through strategic acquisitions. We have an experienced research and development team and a continuing commitment to product development, and a demonstrated capability for introducing new and innovative products. During 2007, we entered the growing health management market and we are confident that our ability to offer rapid diagnostic tools combined with value-added healthcare services will improve care and lower healthcare costs for both providers and patients.

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

RECENT DEVELOPMENTS

November 2007 Public Offering

On November 20, 2007, we completed a public offering in which we sold a total of 13,634,302 shares at a public offering price of $61.49 per share. Certain of our officers also sold a total of 165,698 shares of common stock in the offering. The net proceeds to us from the offering were approximately $806.9 million.

Agreement to Acquire Matria Healthcare

On January 27, 2008, we entered into a merger agreement pursuant to which we will acquire Matria Healthcare, Inc., or Matria, through an initial merger of Matria with and into a wholly-owned subsidiary with Matria to be the surviving corporation, followed as soon as reasonably practicable by an upstream merger of Matria with and into a wholly-owned limited liability company. Matria is a national provider of health enhancement, disease management and high-risk pregnancy management programs and services. At the effective time of the initial merger to acquire Matria, each share of issued and outstanding common stock of Matria will be converted into the right to receive (i) $32.50 in newly created Inverness convertible perpetual preferred stock and (ii) $6.50 in cash; however at any time prior to the closing date of the merger, we may elect, in our sole discretion, to pay the aggregate merger consideration as $39.00 in cash. We have agreed to register and list the series of convertible perpetual preferred stock created and issued in the merger. Each option to purchase shares of Matria common stock will vest prior to the effective time of the initial merger by their terms and each option that is outstanding immediately prior to the initial merger will be assumed by us and converted into a right to acquire shares of Inverness common stock under an exchange ratio set forth in the merger agreement.

The completion of the initial merger is subject to various closing conditions, including obtaining the approval of Matria shareholders and filings under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction is intended to qualify as reorganization for federal income tax purposes.

Segments

Our major reportable segments are professional diagnostic, consumer diagnostic and vitamins and nutritional supplements. Below are discussions of each of these reportable segments. Financial information about our reportable segments is provided in Note 19 of the “Notes to Consolidated Financial Statements,” which are included elsewhere in this report.

Products

Professional Diagnostic.  Professional diagnostics are designed to assist medical professionals in both preventative and interventional medicine. These products provide for qualitative or quantitative analysis of a patient’s body fluids or tissue for evidence of a specific medical condition or disease state or to measure response to therapy. Within professional diagnostic, our primary focus is in point-of-care, rapid diagnostic testing, which we distinguish from clinical diagnostic markets consisting of large, centralized laboratories offering a wide range of highly-automated laboratory services in hospital or related settings. The market for rapid diagnostic products consists primarily of small and medium size laboratories and testing locations, such as physician office laboratories, specialist mobile clinics, emergency rooms and some rapid-response laboratories in larger medical centers.

In the market for rapid diagnostic products, the ability to deliver faster, accurate results at reasonable prices generally drives demand. This means that, while there is certainly demand for faster, more efficient automated equipment from large hospitals and major reference testing laboratories, there is also growing demand by point-of-care facilities and smaller laboratories for fast, high-quality, inexpensive, self-contained diagnostic kits. As the speed and accuracy of such products improve, we believe that these products will play an increasingly important role in achieving early diagnosis, timely intervention and therapy-monitoring outside of acute medicine environments, especially where supplemented by the support and management services that we also provide.

Our current professional diagnostic products test for over 100 disease states and conditions and include point-of-care and laboratory tests in the following areas:

Infectious Disease.  We believe that the demand for infectious disease diagnostic products is growing faster than many other segments of the immunoassay market due to the increasing incidence of certain diseases or groups of diseases, including viral hepatitis, respiratory syncytial virus (RSV), influenza, tuberculosis, acquired immunodeficiency syndrome (AIDS), herpes and other sexually transmitted diseases. To meet this demand we have expanded our product offerings through strategic transactions, as well as through in-house product development. We develop and market a wide variety of point-of-care tests for Influenza A/B, strep throat, HIV, HSV-2, malaria, C.difficile, infectious mononucleosis, lyme disease, chlamydia, H.pylori, RSV, rubella and other infectious diseases. Our tests for infectious disease are sold under brand names which include Acceava, BinaxNOW, BioStar OIA, Clearview, Determine, Signify, SureStep, Inverness Medical TestPack and Wampole.

In addition to point-of-care products, we also offer a line of indirect fluorescent antibody, or IFA, assays for over 20 viral, bacterial and autoimmune diseases, a full line of serology diagnostic products covering a broad range of disease categories, and over 70 enzyme linked immunosorbent assays (ELISA) tests for a wide variety of infectious and autoimmune diseases, as well as a full line of automated instrumentation for processing ELISA assays. We are the exclusive U.S. distributor of the AtheNA Multi-Lyte® Test System, a multiplexed, fluorescent bead-based system designed to simultaneously perform multiple assays from a single sample using just one well. It offers a simple and streamlined alternative to IFA and ELISA testing, providing improved clinical sensitivity and comparable clinical specificity in a labor-saving, automation-friendly format. Our IFA, serology and ELISA products, which generally serve the clinical diagnostics laboratory markets, are generally marketed under our Wampole brand.

Cardiology.  The cardiology diagnostic market, including the markets for heart failure diagnostics, coronary artery disease risk assessment, coagulation testing and acute coronary syndrome, exceeds $1.5 billion and, in the near-patient categories where we focus, annual growth is estimated at 15% to 20%. Our 2007 acquisitions of Biosite Incorporated, or Biosite, Cholestech Corporation, or Cholestech, and HemoSense, Inc., or HemoSense, have established us as a leader in this market. Our Biosite Triage products are used in approximately 65% of U.S. hospitals and in over 50 countries worldwide. The Triage system consists of a portable fluorometer that interprets consumable test devices for cardiovascular conditions, as well as the detection of drugs of abuse. The Biosite Triage cardiovascular tests include the following:

•	Triage BNP Test. An immunoassay that measures B-type Natriuretic Peptide (BNP) in whole blood or plasma, used as an aid in the diagnosis and assessment of severity of heart failure. The test is also used for the risk stratification of patients with acute coronary syndromes and heart failure.

•	Triage Cardiac Panel. An immunoassay for the quantitative determination of CK-MB, myoglobin and troponin I in whole blood or plasma, as an aid in the diagnosis of acute myocardial infarction.

•	Triage CardioProfilER. An immunoassay for use as an aid in the diagnosis of acute myocardial infarction, the diagnosis and assessment of severity of congestive heart failure and the risk stratification of patients with acute coronary syndromes. This panel combines troponin I, CK-MB, myoglobin and BNP to provide rapid, accurate results in whole blood and plasma.

•	Triage Profiler S.O.B. An immunoassay for use as an aid in the diagnosis of myocardial infarction, the diagnosis and assessment of severity of congestive heart failure, the assessment and evaluation of patients suspected of having disseminated intravascular coagulation and thromboembolic events, including pulmonary embolism and deep vein thrombosis, and the risk stratification of patients with acute coronary syndromes.

•	Triage D-Dimer Test. An immunoassay for use as an aid in the assessment and evaluation of patients suspected of having disseminated intravascular coagulation or thromboembolic events, including pulmonary embolism and deep vein thrombosis.

The Cholestech LDX System is a point-of-care monitor of blood cholesterol and related lipids which is used to test patients at risk of, or suffering from, heart disease and related conditions. The Cholestech LDX System can also provide Coronary Heart Disease Risk Assessment from the patient’s results as measured on the lipid profile cassette. The Cholestech LDX System is CLIA-waived, meaning that the United States Food and Drug Administration, or FDA, has waived the more stringent requirements for laboratory testing applicable to moderate or high complexity laboratories based on the Cholestech LDX system’s ease of use and accuracy. CLIA-waived therefore allows the Cholestech LDX system to be marketed to physicians’ offices, rather than hospitals or larger laboratories, and it is present in approximately 12% of U.S. CLIA-waived physicians’ office laboratories with an installed base of approximately 10,000 units in regular use.

The HemoSense INRatio System is an easy-to-use, hand-held blood coagulation monitoring system for use by patients and healthcare professionals in the management of warfarin, a commonly prescribed medication used to prevent blood clots. The HemoSense INRatio System measures PT/INR, which is the patient’s blood clotting time reported pursuant to an internationally normalized ratio, to help ensure that patients with risk of blood clot formation are maintained within the therapeutic range with the proper dosage of oral anticoagulant therapy. The INRatio System is 510(k) cleared by the FDA for use by healthcare professionals, as well as for patient self-testing, and is also CE marked in Europe. The INRatio System is targeted to both the professional, or point-of-care, market, as well as the patient self-testing market, the latter being an opportunity that has emerged primarily following the establishment of Medicare reimbursement in 2002 for mechanical heart valve patients. Several European countries have also implemented national reimbursement coverage of home PT/INR testing for chronic warfarin patients, including Germany, the United Kingdom, Denmark and the Netherlands.

Oncology.  Among chronic disease categories, we are focused on oncology diagnostics as an area of significant future opportunity. We currently offer the first and only NMP-22® ELISA and rapid point-of-care tests for the screening and monitoring of bladder cancer. The NMP-22 test kit detects elevated levels of NMP-22 protein in the urine of patients with bladder cancer, even in the early stages of disease. We acquired the NMP-22 test kits as part of our purchase of Matritech, Inc., or Matritech, in December 2007. We are also focused on the use of rapid immunoassay tests for fecal occult blood as an aid in the detection of colorectal cancer.

Drugs of Abuse.  Drug abuse is a major global health problem, as well as a social and economic burden. In addition to being a primary cause of lost workforce productivity, family conflict and drug-related crime, drug abuse is linked to the spread of HIV/AIDS through contaminated needles. Drug abuse is one of the most costly health problems in the United States. As a result, employers, law enforcement officials and others expend considerable effort to be sure their employees and constituents are free of substance abuse, creating a significant market for simple, reliable tests to detect the most commonly abused substances. Urine-based screening tests for drugs of abuse range from simple immunoassay tests to complex analytical procedures. The speed and sensitivity of immunoassays have made them the most widely-accepted method for screening urine for drugs of abuse.

We offer one of the broadest and most comprehensive lines of drugs of abuse tests available today. We offer tests to detect alcohol, as well as the following illicit and prescription drugs of abuse: amphetamines/methamphetamines, cocaine, opiates, phencyclidine, tetrahydrocannabinol, acetaminophen, barbiturates, benzodiazepines, methadone, propoxyphene and tricyclic antidepressants using both urine and saliva body fluids.

Our rapid drugs of abuse tests are sold under the brands InstaCheck II, MEDplus — ER, Reditest, One Step and Biosite Triage. The TOX Drug Screen panel sold for use with the Biosite Triage System detects the presence of any of illicit or prescription drugs listed above at the point-of-care in approximately 15 minutes. In addition, we market the First Check line of drugs of abuse tests which are sold over the counter for direct use at home by, for example, concerned parents.

Through our December 2007 acquisition of Redwood Toxicology Laboratories, Inc., or Redwood, we also offer comprehensive, low-cost laboratory testing services. Through its laboratory services, as well as its Reditest point-of-care testing products, Redwood offers its clients, including law enforcement agencies, penal systems, insurers and employers, the certainty of science, the dependability of proven processes and the assurance of legally defensible results.

Women’s Health.  Since women’s health and general sexual health issues are a global health concern, this remains a priority area for us. In the professional marketplace, we are a global leader in pregnancy fertility/ovulation testing and bone therapy (osteoporosis) monitoring. Our professional pregnancy tests are generally urine-based, CLIA-waived rapid tests in dipstick or cassette format. We also continue to manufacture the consumer pregnancy tests sold by SPD Swiss Precision Diagnostics, or SPD, our consumer diagnostic joint venture with The Procter & Gamble Company, or P&G.

Our professional women’s health products also target diseases, such as rubella and Group B strep, which pose unique threats to unborn or newborn babies and, in addition, we market a portfolio of tests for sexually-transmitted diseases, such as chlamydia, gonorrhea and trichomonas. Our women’s health products are sold under our Acceava, BioStar OIA, Clearview, One-Step and Osteomark brands.

Health Management.  We believe that by utilizing both existing professional diagnostic devices and new devices under development to enhance the delivery of health management and other services to healthcare providers, we can further facilitate cost containment and outcome-driven decision making. Accordingly, during 2007, we entered the growing health management market with our acquisitions of Quality Assured Services, Inc., or QAS, in May and Alere Medical, Inc., or Alere, and ParadigmHealth, Inc., or ParadigmHealth, during the fourth quarter. QAS facilitates the distribution of and Medicare reimbursement needs associated with our HemoSense INRatio coagulation monitors for patients in the home. Alere provides biometric monitoring services in the home via remote analysis of data transmissions and telephonic registered nurse care managers and covers approximately 30 million commercial and 2 million Medicare lives through more than 20 healthcare contracts nationwide. Alere has a specialized focus on high-cost, chronic conditions. ParadigmHealth provides intensive clinical support services for clinically complex patients, and neonatal intensive care unit, or NICU, care management services, focused on the top 1% high-cost patients. Alere and ParadigmHealth enjoy recurring, stable revenue streams from numerous long-term contracts.

Consumer Diagnostic.  On May 17, 2007, we and affiliates of P&G, commenced a 50/50 joint venture for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. As part of this arrangement we transferred essentially all of the assets of our consumer diagnostic business, other than our manufacturing and core intellectual property assets, to the joint venture, and P&G acquired its interest in the joint venture for a cash payment to us of approximately $325.0 million. Accordingly, substantially all of the consumer diagnostic business conducted by us prior to the joint venture, including all of our products targeting the worldwide over-the-counter pregnancy and fertility/ovulation test market, are now sold by the joint venture, which is an unconsolidated entity operating primarily under the name SPD.

As part of the SPD joint venture with P&G, we entered into a finished product purchase agreement, pursuant to which we currently manufacture and sell to SPD all of the consumer diagnostic products which it sells. We also entered into certain transition and long-term services agreements with SPD, pursuant to which we provide certain operational support services to the joint venture. Our consumer diagnostic segment recognizes the revenue and costs arising from these arrangements. Our other current consumer diagnostic products consist of our market-leading First Check brand of over-the-counter drugs of abuse tests for at-home testing for marijuana, cocaine, methamphetamines and opiates, which we acquired in February 2007, as well as First Check brand over-the-counter tests for alcohol abuse, cholesterol monitoring and colon cancer screening.

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

Methods of Distribution

In the United States, Canada, the United Kingdom, Germany, Italy, Spain, the Netherlands, France, India, Japan, China, Australia, Columbia and Israel, we distribute our professional diagnostic products to hospitals, reference laboratories, physicians’ offices and other point-of-care settings through our own sales forces and distribution networks. In these countries, as well as in all other major world markets, we also utilize third-party distributors to sell our products. In the United States, we have distribution relationships with all of the major distributors to hospitals and reference laboratories, as well as with the major distributors serving physicians’ offices and other non-hospital, point-of-care settings. One of our distributors, Thermo Fisher Scientific, accounted for 17% of our consolidated net revenue in 2007. Our QAS subsidiary facilitates the distribution of our HemoSense INRatio coagulation monitors by contacting targeted customers and facilitating the Medicare reimbursement process for physicians and for patients monitoring at home. Under the terms of our acquisition of our Determine products from Abbott Laboratories in June 2005, Abbott distributes our Determine products, which are sold outside of the United States, in certain countries where we do not currently have suitable distribution capabilities. We also sell these products to Abbott as the exclusive supplier of its global “Access to HIV Care” program, through which Abbott provides free or low-cost testing products for HIV testing in underdeveloped countries around the world.

We market and sell our First Check consumer drug testing products in the United States and Canada through retail drug stores, drug wholesalers, groceries and mass merchandisers. These products compete intensively with other brand name drug testing products based on price, performance and brand awareness, which is achieved through target print advertising. We primarily market and sell our vitamins and nutritional supplements in the United States through private label arrangements with retail drug stores, groceries, mass merchandisers and warehouse clubs who sell our products under their store brands. We also sell a variety of branded products to the retail drug stores, groceries and mass merchandisers.

Manufacturing

Approximately 28% of our professional diagnostic products, based on net product sales for the fiscal year ended December 31, 2007, were manufactured by third parties. We manufacture substantially all the diagnostics for our other products, meaning our consumable diagnostic products and the consumable diagnostic devices containing the diagnostic chemistry or other proprietary diagnostic technology which are used in conjunction with our diagnostic or monitoring systems. Our primary manufacturing facilities are located in Hangzhou and Shanghai, China; Matsudo, Japan; San Diego, California; and Bedford, England, although we have announced a proposal to close the Bedford operation subject to compliance with U.K. employment law and, if implemented, we plan to transfer those manufacturing operations to our low cost production facilities mainly in China facilities. We also manufacture products at a number of other facilities around the world, including important facilities in Scarborough, Maine and Hayward, California. All of our important manufacturing facilities are ISO certified and registered with the FDA. We contract with third parties to supply the electronic reader portion of many of our diagnostic or monitoring systems, including our Biosite Triage system, our Cholestech monitoring devices and the digital pregnancy and ovulation prediction tests and fertility monitors that we supply to the SPD joint venture. Because most components of our diagnostic products are produced to our specifications, some of our suppliers are single source suppliers with few, if any, alternative sources immediately available.

We manufacture substantially all of our vitamin and nutritional products at IMN’s facilities in Freehold and Irvington, New Jersey. IMN internally manufactures substantially all of its softgel requirements at the Irvington facility. Our Freehold facility manufactures to the Good Manufacturing Practices, or GMP, standards recently proposed by the FDA for the dietary supplement industry. Our Irvington facility manufactures to GMP standards applicable to drug makers and is registered with both the United States Drug Enforcement Agency, or the DEA, and the FDA.

Research and Development

Our primary research and development centers are in Stirling, Scotland; Jena, Germany; and San Diego, California. We also conduct research and development in Bedford and Cambridge, England; Hangzhou, China; Scarborough, Maine; Hayward, California; Yavne, Israel; and, to a lesser extent, at certain of our other facilities. Our research and development programs currently focus on the development of cardiology, infectious disease, oncology, HIV and women’s health diagnostic products.

On February 25, 2005, we entered into a co-development agreement with ITI Scotland Limited, or ITI, whereby ITI agreed to provide us with approximately £30.0 million over three years to partially fund research and development programs focused on identifying novel biomarkers and near-patient and home use tests for cardiovascular and other diseases. We agreed to invest £37.5 million in these programs over three years and we established a new research center in Stirling, Scotland where we conduct most of the funded research and development activities and where we will ultimately commercialize products arising from these efforts. ITI and Stirling will have exclusive rights to developed technology in their respective fields of use. The funding arrangement with ITI, as well as our investment commitments described above, expires during the first quarter of 2008.

Foreign Operations

Our business relies heavily on our foreign operations. Four of our five largest facilities (Hangzhou and Shanghai, China; Matsudo, Japan; and Bedford, England) are located outside of the United States and we also have significant research and development operations in Stirling, Scotland and Jena, Germany. Since late 2005, we have also focused significant effort on expanding our worldwide distribution network supporting our professional diagnostic business by acquiring distribution operations in England, Spain, Australia, Germany, Japan, Italy, India, Columbia and Canada. Approximately 37% of our net revenue was generated from outside of the United States during 2007. Our Inverness Medical TestPack and Determine product lines are sold exclusively outside the United States.

Competition

Professional Diagnostic.  The main competitors for our rapid diagnostic products for infectious disease, as well as other conditions, are Becton Dickinson and Quidel. Some competitors in this market, such as Becton Dickinson are large companies with substantial resources, while other numerous competitors, particularly in the drugs of abuse market, are smaller yet aggressive companies. These competitors include WHPM, Princeton BioMeditech and Genzyme Diagnostics. Some automated immunoassay systems can be considered competitors when labor shortages force laboratories to automate or when the costs of such systems are lower. Such systems are provided by Abbott, Siemens AG, Beckman Coulter, Johnson & Johnson, Roche Diagnostics and other large diagnostic companies. In the infectious disease area, new technologies utilizing amplification techniques for analyzing molecular DNA gene sequences, from companies such as Abbott, Roche Diagnostics and Gen-Probe, are making in-roads into this market. Competition for rapid diagnostics is intense and is primarily based on price, breadth of product line and distribution capabilities.

Our competitors in the ELISA diagnostics market include the large diagnostics companies named above, which manufacture state-of-the-art automated immunoassay systems and a wide array of diagnostic products designed for processing on those systems. Other competitors in this market, DiaSorin and Diamedics, in particular, are smaller companies who compete based on quality and service. In the United States and Canada, we focus on matching the instrumentation and product testing requirements of our customers by offering a wide selection of diagnostic products and test equipment.

The markets for our serology and our IFA and microbiology products are mature and competition is based primarily on price and customer service. Our main competitors in serology and microbiology testing include Remel and Biokit. Our main competitors in IFA testing are Bio-Rad Laboratories, INOVA Diagnostics, Immuno Concepts, The Binding Site and DiaSorin. However, products in these categories also compete to a large extent against rapid membrane and ELISA products, which are often easier to perform and read and can be more precise.

In cardiology, the majority of diagnostic immunoassays utilized by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated analyzers for batch testing. As a result, the primary competitors of our Biosite Triage and Cholestech LDX point-of-care testing systems, which consist of rapid diagnostic devices interpreted by portable electronic readers, are the large diagnostic companies identified above who produce automated immunoassay systems. We expect these large companies to continue to compete vigorously to maintain their dominance of the cardiology testing market. Although we offer our Triage BNP test for use on Beckman Coulter Immunoassay Systems, our other primary cardiology products are not currently designed for automated batch testing. Our Cholestech LDX system also faces direct competition from Abaxis Medical Diagnostics, which markets its point-of-care blood laboratory systems to physicians’ office laboratories. The primary competitors for our HemoSense INRatio coagulation monitoring system are Roche Diagnostics and International Technidyne Corporation, a division of Thoratec, who together currently account for over 71% of the worldwide sales of PT/INR point-of-care and patient self-testing devices.

In oncology, our NMP-22 diagnostic products, which are sold in both rapid and ELISA formats, are currently the only FDA approved diagnostic or therapeutic products based on nuclear matrix protein technology. However, competition in the development and marketing of cancer diagnostics and therapeutics, using a variety of other technologies, is intense. Competing diagnostic products based on other technologies may be introduced by other companies and could adversely affect our competitive position. In a larger sense, our tests also compete with more invasive or expensive procedures, such as surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In the market for urine-based diagnostic tests, our NMP-22 tests also compete with existing cellular-based tests, such as the microscopic examination of suspicious cells and a test known as UroVysion, which is a fluorescent in-situ hybridization test.

Generally, our professional diagnostic products’ competitive positions may be based on, among other things, product performance, accuracy, convenience, cost-effectiveness, the strength of our intellectual property and price, as well as on the effectiveness of our sales force and our marketing and distribution partners. Where we face competition from large diagnostic companies, these competitors have greater resources than we do. In addition, certain competitors may have more favorable competitive positions than we do in markets outside of the United States.

We believe that our dedication to research and development and our strong intellectual property portfolio, coupled with our advanced manufacturing expertise, diversified product positioning, global market presence and established distribution networks, provide us with a competitive advantage in the point-of-care markets in which we compete.

Competition for the health management services which we offer is also intense. Our competitors and potential competitors include disease management companies, pharmaceutical companies, pharmacy benefit management companies, case management companies, health plans, healthcare providers and other organizations that provide services to health plans and self-insured employers. Many of these competitors are considerably larger than us, with access to greater resources. We believe that our ability to improve clinical and financial outcomes and our highly-regarded technology platforms will enable us to compete effectively. In addition, if we are able complete our pending acquisition of Matria, we will have the ability to offer customers an integrated health enhancement solution across a full continuum of care.

Consumer Diagnostic Products.  Our First Check tests compete against over-the-counter diagnostics tests sold primarily by Phamatech, Inc., but also by other smaller competitors. The remainder of our consumer diagnostic products is sold to SPD, our joint venture. These products are sold by SPD in retail markets where competition is intense and based primarily on brand recognition and price. Our revenues and our share of the profits from the sale of these products are dependent upon SPD’s ability to effectively compete in these markets.

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

Patents and Proprietary Technology; Trademarks

We have built a strong intellectual property portfolio in the area of lateral flow immunoassays, the technology which underlies many rapid diagnostic test formats, including most one-step home pregnancy and fertility/ovulation tests and most of our rapid membrane products for the point-of-care marketplaces that we serve. We believe that our intellectual property rights in the major patent families in this area of technology give us a distinct advantage over our competitors and underpin our continuing success in this area. In addition, our intellectual property portfolio also includes an increasing number of other patents, patent applications and licensed patents protecting our vision of the technologies and products of the future. Our intellectual property portfolio consists of patents that we own and, in some cases, licenses to patents or other proprietary rights of third parties which may be limited in terms of field of use, transferability or may require royalty payments.

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

The medical products industry, including the diagnostic testing industry, places considerable importance on obtaining and enforcing patent and trade secret protection for new technologies, products and processes. Trademark protection is an important factor in the success of certain of our product lines. Our success therefore depends, in part, on our abilities to obtain and enforce the patents and trademark registrations necessary to protect our products, to preserve our trade secrets and to avoid or neutralize threats to our proprietary rights from third parties. We cannot, however, guarantee our success in enforcing or maintaining our patent rights; in obtaining future patents or licensed patents in a timely manner or at all; or as to the breadth or degree of protection that our patents or trademark registrations or other intellectual property rights might afford us. For more information regarding the risks associated with our reliance on intellectual property rights see the risk factors discussed in Item 1A. entitled “Risk Factors” on pages 12 through 27 of this report.

Government Regulation

Our businesses are subject to extensive and frequently changing federal, state and local regulations. Changes in applicable laws or any failure to comply with existing or future laws, regulations or standards could have a material adverse effect on our results of operations, financial condition, business and prospects. We believe our current arrangements and practices are in material compliance with applicable laws and regulations. There can be no assurance that we are in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations.

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our products sold in the United States are subject to the Federal Food, Drug and Cosmetic Act, or the FDCA, as implemented and enforced by the FDA. All of our diagnostic products sold in the United States require FDA clearance to market under Section 510(k) of the FDCA, which may require pre-clinical and clinical trials. Foreign countries may require similar or more onerous approvals to manufacture or market these products. The marketing of our consumer diagnostic products is also subject to regulation by the U.S. Federal Trade Commission, or the FTC. In addition, we are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice.

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

Certain of the clinicians, such as nurses, must comply with individual licensing requirements. All of our clinicians who are subject to licensing requirements are licensed in the state in which they are physically present, such as the location of the call center from which they operate. In the future, multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our clinicians in more than one state. New judicial decisions, agency interpretations or federal or state legislation or regulations could increase the requirement for multi-state licensing of a greater number of our clinical staff, which would increase our administrative costs.

Certain aspects of our health management business are subject to unique licensing or permit requirements by state and local heath agencies. We may also be required to obtain certification to participate in governmental payment programs, such as state Medicaid programs. Some states have established Certificate of Need, or CON, programs regulating the expansion of healthcare operations. The failure to obtain, renew or maintain any of the required licenses, certifications or CONs could adversely affect our business.

Employees

As of January 31, 2008, we had approximately 5,153 employees, of which 2,983 employees are located in the United States. In addition, we utilize the services of temporary and contract employees, including approximately 1,300 contract employees in connection with our Chinese operations, as well as a number of consultants specializing in areas such as research and development, risk management, regulatory compliance, strategic planning and marketing.

ITEM 1A.	RISK FACTORS

The risks described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2 and 34 of this report.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. As of December 31, 2007, in addition to other indebtedness, we had approximately $970.5 million in aggregate principal amount of indebtedness outstanding under our senior secured credit facility, or the senior secured facility, $250.0 million in aggregate principal amount of indebtedness outstanding under our junior secured credit facility, or the junior secured facility (collectively with the senior secured facility, the secured credit facilities), and $150.0 million in indebtedness under our outstanding 3% senior subordinated convertible notes, or the senior subordinated convertible notes. The term loan under the senior secured facility bears interest at a rate per annum of LIBOR plus 2.00%, while the revolving line of credit under the senior secured facility, which provides up to $150.0 million of borrowing availability, is expected to bear interest at a rate per annum of LIBOR plus between 1.75% and 2.25%, depending on our consolidated leverage ratio. The junior secured facility bears interest at a rate per annum of LIBOR plus 4.25%. Our ability to incur additional indebtedness is subject to restrictions under our secured credit facilities and the senior subordinated convertible notes.

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

We expect to obtain the money to pay our expenses and to pay the principal and interest on the senior subordinated convertible notes, our secured credit facilities and our other debt from cash flow from our operations and from additional loans under our secured credit facilities, subject to continued covenant compliance, and potentially from other debt or equity offerings. Accordingly, our ability to meet our expenses depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets in which we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If our cash flow and capital resources prove inadequate, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, including the notes, seek additional equity capital or borrow more money. We cannot guarantee that we will be able to do so on acceptable terms. In addition, the terms of existing or future debt agreements, including the credit agreements governing our secured credit facilities and the indenture governing the senior subordinated convertible notes, may restrict us from adopting any of these alternatives.

We have entered into agreements governing our indebtedness that subject us to various restrictions that may limit our ability to pursue business opportunities.

The agreements governing our indebtedness, including the credit agreements governing our secured credit facilities and the indenture governing the senior subordinated convertible notes, subject us to various restrictions on our ability to engage in certain activities, including, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends or make distributions or repurchase or redeem our stock;

•	acquire other businesses;

•	make investments;

•	make loans to or extend credit for the benefit of third parties or its subsidiaries;

•	enter into transactions with affiliates;

•	raise additional capital;

•	make capital or finance lease expenditures;

•	dispose of or encumber assets; and

•	consolidate, merge or sell all or substantially all of our assets.

These restrictions may limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

Our secured credit facilities contain certain financial covenants that we may not satisfy which, if not satisfied, could result in the acceleration of the amounts due under these facilities and the limitation of our ability to borrow additional funds in the future.

The agreements governing our secured credit facilities subject us to various financial and other covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to capital expenditures, interest coverage ratios, leverage ratios and minimum cash requirements. If we violate any of these covenants, we may suffer a material adverse effect. Most notably, our outstanding debt under our secured credit facilities could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness and our ability to borrow additional funds in the future may be limited.

A default under any of the agreements governing our indebtedness could result in a default and acceleration of indebtedness under other agreements.

The agreements governing our indebtedness, including the credit agreements governing our secured credit facilities and the indenture governing the senior subordinated convertible notes, contain cross-default provisions whereby a default under one agreement could result in a default and acceleration of our repayment obligations under other agreements. If a cross-default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on commercially reasonable terms or acceptable terms. If some or all of our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to satisfy our debt obligations upon a fundamental change or change of control, which could limit our opportunity to enter into a fundamental change or change of control transaction.

Upon the occurrence of a “fundamental change,” as defined in the indenture governing the senior subordinated convertible notes, each holder of our senior subordinated convertible notes will have the right to require us to purchase the notes at a price equal to 100% of the principal amount, together with any accrued and unpaid interest. A fundamental change includes, among other things, the acquisition of more than 50% of our common stock by any person or group, the sale of all or substantially all of the our assets or a recapitalization or similar transaction involving us. Our failure to purchase, or give notice of purchase of, the senior subordinated convertible notes would be a default under the indenture, which would in turn be a default under our secured credit facilities. In addition, the occurrence of a “change of control,” as defined in the credit agreements governing our secured credit facilities, will constitute an event of default under the secured credit facilities. A default under our secured credit facilities would result in an event of default under our senior subordinated convertible notes and, if the lenders accelerate the debt under our secured credit facilities and/or under the indenture governing the senior subordinated convertible notes, this may result in the acceleration of our other indebtedness outstanding at the time. As a result, if we do not have enough cash to repay all of our indebtedness or to repurchase all of the senior subordinated convertible notes, we may be limited in the fundamental change or change of control transactions that we may pursue.

Our acquisitions may not be profitable, and the integration of these businesses may be costly and difficult and may cause disruption to our business.

Since commencing activities in November 2001, we have acquired and integrated, or are in the process of integrating, into our operations Unipath Limited and its associated companies and assets, or the Unipath business, IVC Industries, Inc. (now doing business as Inverness Medical Nutritionals Group, or IMN); the Wampole Division of MedPointe Inc., or Wampole; Ostex International, Inc., or Ostex; Applied Biotech, Inc., or ABI; the rapid diagnostics business that we acquired from Abbott Laboratories, or the Abbott rapid diagnostics business; Ischemia, Inc., or Ischemia; Binax, Inc., or Binax; the Determine/DainaScreen business that we acquired from Abbott Laboratories in 2005, or the Determine business; Thermo BioStar Inc. (subsequently renamed BioStar, Inc., or BioStar); the rapid diagnostics business that we acquired from ACON Laboratories, Inc., or the Innovacon business; Instant Technologies, Inc., or Instant; Biosite; Cholestech; HemoSense; Alere; Redwood; ParadigmHealth; and our 2008 acquisitions of Panbio Ltd., or Panbio, and BBI Holdings Plc, or BBI. We have also made a number of smaller acquisitions. The ultimate success of all of these acquisitions, as well as the proposed acquisition of Matria, depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating these businesses or assets into our existing businesses. However, the successful integration of independent businesses or assets is a complex, costly and time-consuming process. The difficulties of integrating companies and acquired assets include among others:

•	consolidating manufacturing and research and development operations, where appropriate;

•	integrating newly acquired businesses or product lines into a uniform financial reporting system;

•	coordinating sales, distribution and marketing functions and strategies, including the integration of our current health management products and services with those of Matria;

•	establishing or expanding manufacturing, sales, distribution and marketing functions in order to accommodate newly acquired businesses or product lines or rationalizing these functions to take advantage of synergies;

•	preserving the important licensing, research and development, manufacturing and supply, distribution, marketing, customer and other relationships;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

We may not accomplish the integration of our acquisitions smoothly or successfully. The diversion of the attention of our management from current operations to integration efforts and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from these acquisitions and adversely affect our other businesses. Additionally, the costs associated with the integration of our acquisitions can be substantial. To the extent that we incur integration costs that are not anticipated when we finance our acquisitions, these unexpected costs could adversely impact our liquidity or force us to borrow additional funds. Ultimately, the value of any business or asset that we have acquired may not be greater than or equal to the purchase price of that business or asset.

If we choose to acquire or invest in new and complementary businesses, products or technologies rather than developing them internally, such acquisitions or investments could disrupt our business and, depending on how we finance these acquisitions or investments, could result in the use of significant amounts of cash.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, from time to time we may seek to acquire or invest in businesses, products or technologies instead of developing them internally. Acquisitions and investments involve numerous risks, including:

•	the inability to complete the acquisition or investment;

•	disruption of our ongoing businesses and diversion of management attention;

•	difficulties in integrating the acquired entities, products or technologies;

•	difficulties in operating the acquired business profitably;

•	difficulties in transitioning key customer, distributor and supplier relationships;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	unanticipated costs.

In addition, any future acquisitions or investments may result in:

•	issuances of dilutive equity securities, which may be sold at a discount to market price;

•	use of significant amounts of cash;

•	the incurrence of debt;

•	the assumption of significant liabilities;

•	unfavorable financing terms;

•	large one-time expenses; and

•	the creation of intangible assets, including goodwill, the write-down of which may result in significant charges to earnings.

Our joint venture transaction with P&G may not realize all of its intended benefits.

On May 17, 2007, we completed our 50/50 joint venture transaction with P&G, creating SPD and transferring to SPD substantially all of the assets of our consumer diagnostic business, other than our manufacturing and core intellectual property assets, in exchange for $325.0 million in cash. In connection with the establishment of the SPD joint venture, we may experience:

•	difficulties in integrating the our corporate culture and business objectives with that of P&G into the joint venture;

•	difficulties or delays in transitioning clinical studies;

•	diversion of our management’s time and attention from other business concerns;

•	higher than anticipated costs of integration at the joint venture;

•	difficulties in retaining key employees who are necessary to manage the joint venture; or

•	difficulties in working with an entity based in Switzerland and thus remote or inconvenient to our Waltham, Massachusetts headquarters.

For any of these reasons, or as a result of other factors, we may not realize the anticipated benefits of the joint venture and cash flow or profits derived from our ownership interest in SPD may be less than the cash flow or profits that could have been derived had we retained the transferred assets and continued to operate the consumer diagnostic business ourselves. P&G retains an option to require us to purchase P&G’s interest in SPD at fair market value during the 60-day period beginning on the fourth anniversary of the closing. Moreover, certain subsidiaries of P&G have the right, at any time upon certain material breaches by us or our subsidiaries of our obligations under the joint venture documents, to acquire all of our interest in the joint venture at fair market value less damages.

If goodwill and/or other intangible assets that we have recorded in connection with our acquisitions of other businesses become impaired, we could have to take significant charges against earnings.

In connection with the accounting for our acquisitions, including the proposed acquisition of Matria, we have recorded, or will record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

We may experience manufacturing problems or delays, which could result in decreased revenue or increased costs.

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

In addition, during 2006, we closed two manufacturing facilities and we are shifting the production of products from these facilities to China. We have previously shifted the production of other products to our manufacturing facilities in China. Moving the production of products is difficult and involves significant risk. Problems establishing relationships with local materials suppliers; acquiring or adapting the new facility and its equipment to the production of new products; hiring, training and retaining personnel; and establishing and maintaining compliance with governmental regulations and industry standards can cause delays and inefficiencies which could have a material negative impact on our financial performance. We also currently rely on a number of significant third-party manufacturers to produce certain of our professional diagnostic products. Any event which negatively impacts our manufacturing facilities, our manufacturing systems or equipment, or our contract manufacturers or suppliers, including, among others, wars, terrorist activities, natural disasters and outbreaks of infectious disease, could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline or we could incur losses until such time as it is able to restore its production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

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

We intend to continue to invest in product and technology development. The development of new or enhanced products is a complex and uncertain process. We may experience research and development, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products or enhancements. We cannot be certain that:

•	any of the products under development will prove to be effective in clinical trials;

•	we will be able to obtain, in a timely manner or at all, regulatory approval to market any of our products that are in development or contemplated;

•	the products we develop can be manufactured at acceptable cost and with appropriate quality; or

•	these products, if and when approved, can be successfully marketed.

The factors listed above, as well as manufacturing or distribution problems, or other factors beyond our control, could delay new product launches. In addition, we cannot assure you that the market will accept these products. Accordingly, there is no assurance that our overall revenue will increase if and when new products are launched.

If the results of clinical studies required to gain regulatory approval to sell our products are not available when expected or do not demonstrate the anticipated utility of those potential products, we may not be able to sell future products and our sales could be adversely affected.

Before we can sell our products, we must conduct clinical studies intended to demonstrate that our potential products perform as expected. The results of these clinical studies are used as the basis to obtain regulatory approval from government authorities such as the FDA. Clinical studies are experiments conducted using potential products and human patients having the diseases or medical conditions that the product is trying to evaluate or diagnose. Conducting clinical studies is a complex, time-consuming and expensive process. In some cases, we may spend as much as several years completing certain studies.

If we fail to adequately manage our clinical studies, our clinical studies and corresponding regulatory approvals may be delayed or we may fail to gain approval for our potential product candidates altogether. Even if we successfully manage our clinical studies, we may not obtain favorable results and may not be able to obtain regulatory approval. If we are unable to market and sell our new products or are unable to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations would be materially and adversely affected.

If we are unable to obtain required clearances or approvals for the commercialization of our products in the United States, we may not be able to sell future products and our sales could be adversely affected.

Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products. Regulatory approval can be a lengthy, expensive and uncertain process, making the timing, cost and ability to obtain approvals difficult to predict.

In the United States, clearance or approval to commercially distribute new medical devices is received from the FDA through clearance of a Premarket Notification, or 510(k), or through approval of a Premarket Approval, or PMA. To receive 510(k) clearance, a new product must be substantially equivalent to a medical device first marketed in interstate commerce prior to May 1976. The FDA may determine that a new product is not substantially equivalent to a device first marketed in interstate commerce prior to May 1976 or that additional information is needed before a substantial equivalence determination can be made. A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. The 510(k) clearance and PMA review processes can be expensive, uncertain and lengthy. It generally takes from three to five months from submission to obtain 510(k) clearance, and from six to eighteen months from submission to obtain a PMA approval; however, it may take longer, and 510(k) clearance or PMA approval may never be obtained.

Modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new 510(k) or PMA submissions. We have made modifications to some of our products since receipt of initial 510(k) clearance or PMA approval. With respect to several of these modifications, we filed new 510(k)s describing the modifications and received FDA 510(k) clearance. We have made other modifications to some of our products that we believe do not require the submission of new 510(k)s or PMA. The FDA may not agree with any of our determinations not to submit a new 510(k) or PMA for any of these modifications made to our products. If the FDA requires us to submit a new 510(k) or PMA for any device modification, we may be prohibited from marketing the modified products until the new submission is cleared by the FDA.

We are also subject to applicable regulatory approval requirements of the foreign countries in which we sell products, which are costly and may prevent or delay us from marketing our products in those countries.

In addition to regulatory requirements in the United States, we are subject to the regulatory approval requirements for each foreign country to which we export our products. In the European Union, regulatory compliance requires affixing the “CE” mark to product labeling. Although our products are currently eligible for CE marking through self-certification, this process can be lengthy and expensive. In Canada, as another example, our products require approval by Health Canada prior to commercialization along with International Standards Organization, or ISO, 13485/CMDCAS certification. It generally takes from three to six months from submission to obtain a Canadian Device License. Any changes in foreign approval requirements and processes may cause us to incur additional costs or lengthen review times of our products. We may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and any failure to do so may cause us to incur additional costs or prevent us from marketing our products in foreign countries, which may have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with ongoing regulation applicable to our businesses may result in significant costs or, in certain circumstances, the suspension or withdrawal of previously obtained clearances or approvals.

Our businesses are extensively regulated by the FDA and other federal, state and foreign regulatory agencies. These regulations impact many aspects of our operations, including manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. For example, our manufacturing facilities and those of our suppliers and distributors are, or can be, subject to periodic regulatory inspections. The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any product approvals that could restrict the commercial applications of those products. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. We are also subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Requirement and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO regulations. Our health management business is subject to unique licensing or permit requirements. For example, we may be required to obtain certification to participate in governmental payment programs, such as state Medicaid programs, and some states have established Certificate of Need programs regulating the expansion of healthcare operations. In addition, we are subject to numerous federal, state and local laws relating to such matters as patient privacy, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with these laws and regulations. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products or injunctions against our distribution, disgorgement of money, operating restrictions and criminal prosecution.

Regulatory agencies may also impose new or enhanced standards that would increase our costs as well as the risks associated with non-compliance. For example, we anticipate that the FDA may soon finalize and implement GMP standards for nutritional supplements. GMP standards would require supplements to be prepared, packaged and held in compliance with certain rules, and might require quality control provisions similar to those in the GMP standards for drugs. While our manufacturing facilities for nutritional supplements have been subjected to, and passed, third-party inspections against anticipated GMP standards, the ongoing compliance required in the event that GMP standards are adopted would involve additional costs and would present new risks associated with any failure to comply with the regulations in the future.

If we deliver products with defects, our credibility may be harmed, market acceptance of our products may decrease and we may be exposed to liability in excess of our product liability insurance coverage.

The manufacturing and marketing of professional and consumer diagnostic products involve an inherent risk of product liability claims. In addition, our product development and production are extremely complex and could expose our products to defects. Any defects could harm our credibility and decrease market acceptance of our products. In addition, our marketing of monitoring services and vitamins and nutritional supplements may cause us to be subjected to various product liability claims, including, among others, claims that inaccurate monitoring results lead to injury or death or that the vitamins and nutritional supplements have inadequate warnings concerning side effects and interactions with other substances. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. In the event that we are held liable for a claim for which we are not indemnified, or for damages exceeding the limits of our insurance coverage, that claim could materially damage our business and financial condition.

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

The health management business is a relatively new component of the overall healthcare industry.

The health management services provided by our subsidiaries, namely Alere, ParadigmHealth and QAS, are relatively new components of the overall healthcare industry. Accordingly, our health management customers have not had significant experience in purchasing, evaluating or monitoring such services, which can result in a lengthy sales cycle. The success of our health management business depends on a number of factors. These factors include:

•	our ability to differentiate our health management services from those of our competitors;

•	the extent and timing of the acceptance of our services as a replacement for, or supplement to, traditional managed care offerings;

•	the effectiveness of our sales and marketing efforts;

•	our ability to sell and implement new and additional services beneficial to health plans and employers;

•	our ability to achieve, measure and effectively communicate cost savings for health plans and employers through the use of our services; and

•	our ability to retain health plan and employee accounts as competition increases.

Since the health management business is continually evolving, we may not be able to anticipate and adapt to the developing market. Moreover, we cannot predict with certainty the future growth rate or the ultimate size of the market.

Our health management business may be adversely affected by cost reduction pressures among health care providers.

Healthcare providers continue to face cost reduction pressures that may cause them to curtail their use of, or reimbursement for, health management services to negotiate reduced fees or other concessions or to delay payment. These financial pressures could have an adverse impact on our business.

A portion of our health management fees are contingent upon performance.

Some of our existing health management agreements contain savings or other guarantees, which provide that our revenues, or a portion of them, are contingent upon projected cost savings or other quality performance measures related to our health management programs. There is no guarantee that we will accurately forecast cost savings and clinical outcome improvements under our health management agreements or meet the performance criteria necessary to recognize potential revenues under the agreements. Additionally, untimely, incomplete or inaccurate data from our customers, or flawed analysis of such data, could have a material adverse impact on our ability to recognize revenues.

If our costs of providing health management services increase, we may not be able to pass these cost increases on to our customers.

Many of our health management services are provided pursuant to long-term contracts that we may not be able to re-negotiate. If our costs increase, we may not be able to increase our prices, which would adversely affect results of operations. Accordingly, any increase in our costs could reduce our overall profit margin.

Our data management and information technology systems are critical to maintaining and growing our business.

Our businesses, and in particular our health management business, are dependent on the effective use of information technology and consequently, technology failure or obsolescence may negatively impact our businesses. In addition, data acquisition, data quality control, data security, and data analysis, which are a cornerstone of our health management programs, are intense and complex processes subject to error. Untimely, incomplete or inaccurate data, flawed analysis of such data or our inability to properly integrate, implement and update systems could have a material adverse impact on our business and results of operations.

Our sales of branded nutritional supplements have been trending downward since 1998 due to the maturity of the market segments they serve and the age of that product line, and we may experience further declines in sales of those products.

Our aggregate sales of all of our brand name nutritional products, including, among others, Ferro-Sequels, Stresstabs, Protegra, Posture, SoyCare, ALLBEE and Z-BEC, have declined each year since 1998 through the year 2007, except in 2002 when they increased slightly as compared to 2001. We believe that these products have under-performed because they are, for the most part, aging brands with limited brand recognition that face increasing private label competition. The overall age of this product line means that we are subject to future distribution loss for under-performing brands, while its opportunities for new distribution on the existing product lines are limited. As a result, we do not expect significant sales growth of our existing brand name nutritional products, and we may experience further declines in overall sales of our brand name nutritional products in the future.

Our sales of specific vitamins and nutritional supplements could be negatively affected by media attention or other news developments that challenge the safety and effectiveness of those specific vitamins and nutritional supplements.

Most growth in the vitamin and nutritional supplement industry is attributed to new products that tend to generate greater attention in the marketplace than do older products. Positive media attention resulting from new scientific studies or announcements can spur rapid growth in individual segments of the market, and also affect individual brands. Conversely, news that challenges individual segments or products can have a negative impact on the industry overall, as well as on sales of the challenged segments or products. Most of our vitamin and nutritional supplements products serve well-established market segments and, absent unforeseen new developments or trends, are not expected to benefit from rapid growth. A few of our vitamin and nutritional products are newer products that are more likely to be the subject of new scientific studies or announcements, which could be either positive or negative. News or other developments that challenge the safety or effectiveness of these products could negatively affect the profitability of our vitamin and nutritional supplements business.

Because sales of our private label nutritional supplements are generally made at low margins, the profitability of these products may suffer significantly as a result of relatively small increases in raw material or other manufacturing costs.

Sales of our private label nutritional supplements, which for the years ended December 31, 2007 and 2006 provided approximately 8% and 13%, respectively, of our net product sales, generate low profit margins. We rely on our ability to efficiently mass produce nutritional supplements in order to make meaningful profits from these products. Changes in raw material or other manufacturing costs can drastically cut into or eliminate the profits generated from the sale of a particular product. For the most part, we do not have long-term supply contracts for our required raw materials and, as a result, our costs can increase with little notice. The private label nutritional supplements business is also highly competitive, such that our ability to raise prices as a result of increased costs is limited. Customers generally purchase private label products via purchase order, not through long-term contracts, and they often purchase these products from the lowest bidder on a product by product basis. The internet has enhanced price competition among private label manufacturers through the advent of on-line auctions, where customers will auction off the right to manufacture a particular product to the lowest bidder.

Our financial condition or results of operations may be adversely affected by international business risks.

We generate a significant percentage of our net revenue from outside the United States and a significant number of our employees, including manufacturing, sales, support and research and development personnel, are located in foreign countries, including England, Scotland, Japan, China, Australia, Germany and Israel. Conducting business outside the United States subjects us to numerous risks, including:

•	increased costs or reduced revenue as a result of movements in foreign currency exchange rates;

•	decreased liquidity resulting from longer accounts receivable collection cycles typical of foreign countries;

•	lower productivity resulting from difficulties managing sales, support and research and development operations across many countries;

•	lost revenues resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

•	lost revenues resulting from the imposition by foreign governments of trade protection measures;

•	higher cost of sales resulting from import or export licensing requirements;

•	lost revenues or other adverse affects as a result of economic or political instability in or affecting foreign countries in which we sell our products or operate; and

•	adverse effects resulting from changes in foreign regulatory or other laws affecting the sales of our products or our foreign operations.

Because our business relies heavily on foreign operations and revenues, changes in foreign currency exchange rates and our need to convert currencies may negatively affect our financial condition and results of operations.

Our business relies heavily on our foreign operations. Four of our largest manufacturing operations are conducted outside the United States in Hangzhou and Shanghai, China; Matsudo, Japan; and Bedford, England. We also have significant research and development operations in Stirling, Scotland and Jena, Germany. In addition, the Abbott rapid diagnostics business generates a majority of its sales outside the United States, and all of the revenues of the Determine business are derived outside of the United States. Because of our foreign operations and foreign sales, we face exposure to movements in foreign currency exchange rates. Our primary exposures are related to the operations of our European subsidiaries and our manufacturing facilities in China and Japan. These exposures may change over time as business practices evolve and could result in increased costs or reduced revenue and could affect our actual cash flow.

Intense competition could reduce our market share or limit our ability to increase market share, which could impair the sales of our products and harm our financial performance.

The medical products industry is rapidly evolving, and developments are expected to continue at a rapid pace. Competition in this industry, which includes both our professional diagnostic and consumer diagnostic businesses, is intense and expected to increase as new products and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions.

Our future success depends upon maintaining a competitive position in the development of products and technologies in our areas of focus. Our competitors may:

•	develop technologies and products that are more effective than our products or that render our technologies or products obsolete or noncompetitive;

•	obtain patent protection or other intellectual property rights that would prevent us from developing potential products; or

•	obtain regulatory approval for the commercialization of our products more rapidly or effectively than we do.

Also, the possibility of patent disputes with competitors holding foreign patent rights may limit or delay expansion possibilities for our diagnostic businesses in certain foreign jurisdictions. In addition, many of our existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources.

The market for the sale of vitamins and nutritional supplements is also highly competitive. This competition is based principally upon price, quality of products, customer service and marketing support. There are numerous companies in the vitamins and nutritional supplements industry selling products to retailers such as mass merchandisers, drug store chains, independent drug stores, supermarkets, groceries and health food stores. As most of these companies are privately-held, we are unable to obtain the information necessary to assess precisely the size and success of these competitors. However, we believe that a number of our competitors, particularly manufacturers of nationally advertised brand name products, are substantially larger than we are and have greater financial resources.

We could suffer monetary damages, incur substantial costs or be prevented from using technologies important to our products as a result of a number of pending legal proceedings.

We are involved in various legal proceedings arising out of our businesses. Because of the nature of our business, we may be subject at any particular time to commercial disputes, consumer product claims, negligence or various other lawsuits arising in the ordinary course of our business, including employment matters, and we expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. An adverse ruling or rulings in one or more such lawsuits could, individually or in the aggregate, have a material adverse effect on our sales, operations or financial performance. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties. These suits can be expensive and result in counterclaims challenging the validity of our patents and other rights. We cannot assure you that these lawsuits or any future lawsuits relating to our businesses will not have a material adverse effect on us.

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

In addition to patents, we rely on a combination of trade secrets, nondisclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If these measures do not protect our rights, third parties could use our technology and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection or prosecute potential infringements of our patents. Our trade secrets may also become known through other means not currently foreseen by us. Despite our efforts to protect our intellectual property, our competitors or customers may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies.

Claims by others that our products infringe on their proprietary rights could adversely affect our ability to sell our products and services and could increase our costs.

Substantial litigation over intellectual property rights exists in both the professional and consumer diagnostic industries. We expect that our products and services could be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents which our products and services or technology may infringe. Any of these third parties might make a claim of infringement against us. Any litigation could result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, have an impact on prospective customers, cause product shipment delays or require us to develop non-infringing technology, make substantial payments to third parties, or enter into royalty or license agreements, which may not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenue may decrease and we could be exposed to legal actions by our customers.

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

Currently, we have initiated a number of lawsuits against competitors whom we believe to be selling products that infringe our proprietary rights. These current lawsuits and any other lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us.

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

In December 2005, we learned that the SEC had issued a formal order of investigation in connection with the previously disclosed revenue recognition matter at one of our diagnostic divisions, and we subsequently received a subpoena for documents. We believe that we have fully responded to the subpoena and have continued to fully cooperate with the SEC’s investigation. We cannot predict what the outcome of its investigation will be.

In March 2006, the FTC opened a preliminary, non-public investigation into our acquisition of the Innovacon business to determine whether this acquisition may be anticompetitive. We cannot predict what the outcome of this investigation will be.

In March 2006, the FTC opened a preliminary, non-public investigation into our then-pending acquisition of the Innovacon business we acquired from ACON Laboratories to determine whether this acquisition may be anticompetitive, and we subsequently received a Civil Investigative Demand and a subpoena requesting documents. We believe that we have fully responded to the Civil Investigative Demand, and we are continuing cooperate with the FTC’s investigation. We cannot predict whether the FTC will seek additional information or what the outcome of this investigation will be. The FTC generally has the power to commence administrative or federal court proceedings seeking injunctive relief or divestiture of assets. In the event that an order were to be issued requiring divestiture of significant assets or imposing other injunctive relief, our business, financial condition and results of operations could be materially adversely affected.

Non-competition obligations and other restrictions will limit our ability to take full advantage of our management team, the technology we own or license and our research and development capabilities.

Members of our management team have had significant experience in the diabetes field. In addition, technology we own or license may have potential applications to this field and our research and development capabilities could be applied to this field. However, in conjunction with our split-off from Inverness Medical Technology, Inc., or IMT, we agreed not to compete with IMT and Johnson & Johnson in the field of diabetes through 2011. In addition, our license agreement with IMT prevents us from using any of the licensed technology in the field of diabetes. As a result of these restrictions, we are limited in our ability to pursue opportunities in the field of diabetes at this time.

Our operating results may fluctuate due to various factors and as a result period-to-period comparisons of our results of operations will not necessarily be meaningful.

Factors relating to our business make our future operating results uncertain and may cause them to fluctuate from period to period. Such factors include:

•	the timing of new product announcements and introductions by us and our competitors;

•	market acceptance of new or enhanced versions of our products;

•	the extent to which our current and future products rely on rights belonging to third parties;

•	changes in manufacturing costs or other expenses;

•	competitive pricing pressures;

•	changes in healthcare reimbursement policies and amounts;

•	regulatory changes;

•	the gain or loss of significant distribution outlets or customers;

•	increased research and development expenses;

•	length of sales cycle and implementation process for new health management customers;

•	the timing of any future acquisitions;

•	general economic conditions; or

•	general stock market conditions or other economic or external factors.

Because our operating results may fluctuate from quarter to quarter, it may be difficult for us or our investors to predict future performance by viewing historical operating results.

Period-to-period comparisons of our operating results may not be meaningful due to our acquisitions.

We have engaged in a number of acquisitions in recent years, which makes it difficult to analyze our results and to compare them from period to period. Significant acquisitions include our acquisitions of IMN in March 2002, Wampole in September 2002, Ostex in June 2003, ABI in August 2003, the Abbott rapid diagnostics business in September 2003, Binax and Ischemia in March 2005, the Determine business in June 2005, BioStar in September 2005, the Innovacon business in March 2006, Instant in March 2007, Biosite in June 2007 and Cholestech in September 2007. Period-to-period comparisons of our results of operations may not be meaningful due to these acquisitions and are not indications of our future performance. Any future acquisitions, including the pending acquisition of Matria, will also make our results difficult to compare from period to period in the future.

Future sales of our common stock issuable upon conversion of our senior subordinated convertible notes may adversely affect the market price of our common stock.

Our $150.0 million principal amount of senior subordinated convertible notes is initially convertible into our common stock at a conversion price of approximately $52.30 per share, or approximately 2,868,120 shares. Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. The price of our common stock could be affected by possible sales of our common stock by holders of our senior subordinated convertible notes and by hedging or arbitrage trading activity that may develop involving our common stock.

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

The holders of the Series B Convertible Perpetual Preferred Stock that we may issue in connection with the Matria acquisition shall be entitled to receive liquidation payments in preference to the holders of our common stock.

In connection with the proposed Matria acquisition, we may issue to the Matria stockholders shares of a newly-created Series B Convertible Perpetual Preferred Stock, or Series B Preferred Stock, having an initial aggregate stated liquidation preference of approximately $790.0 million. Dividends shall accrue on the shares of Series B Preferred Stock at a rate of 3% per annum. Upon a liquidation of our company, the holders of shares of Series B Preferred Stock shall be entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is the aggregate stated liquidation preference, plus any accrued but unpaid dividends. Because of the substantial liquidation preference to which the holders of the Series B Preferred Stock shall be entitled, the amount available to be distributed to the holders of our common stock upon a liquidation of our company could be substantially limited or reduced to zero.

The terms of the Series B Preferred Stock, if issued, may limit our ability to raise additional capital through subsequent issuances of preferred stock.

For so long as any shares of Series B Preferred Stock that we may issue in connection with the proposed Matria acquisition remain outstanding, we would not be permitted, without the affirmative vote or written consent of the holders of at least 50% of the Series B Preferred Stock then outstanding, to authorize or designate any class or series of capital stock having rights on liquidation or as to distributions (including dividends) senior to the Series B Preferred Stock. This restriction could limit our ability to plan for or react to market conditions or meet extraordinary capital needs, which could have a material adverse impact on our business.

Future sales of our common stock issuable upon conversion the proposed Series B Preferred Stock may adversely affect the market price of our common stock.

The Series B Preferred Stock that we may issue in connection with the proposed Matria acquisition would be convertible into common stock in certain circumstances. If the conditions to conversion were satisfied, then subject to adjustment, each of the approximately 1.97 million shares of Series B Preferred Stock to be issued could convert into 5.7703 shares of our common stock, or approximately 11.4 million shares of our common stock. Upon certain extraordinary transactions, depending on the market price of our common stock at that time, the conversion rate could increase such that significantly more shares of common stock could be issued. Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

Anti-takeover provisions in our organizational documents and Delaware law may limit the ability of our stockholders to control our policies and effect a change of control of our company and may prevent attempts by our stockholders to replace or remove our current management, which may not be in your best interests.

There are provisions in our certificate of incorporation and bylaws that may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests, and may prevent attempts by our stockholders to replace or remove our current management. These provisions include the following:

•	our certificate of incorporation provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a staggered board. By preventing stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire;

•	our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control;

•	our certificate of incorporation prohibits our stockholders from filling board vacancies, calling special stockholder meetings or taking action by written consent;

•	our certificate of incorporation provides for the removal of a director only with cause and by the affirmative vote of the holders of 75% or more of the shares then entitled to vote at an election of directors; and

•	our bylaws require advance written notice of stockholder proposals and director nominations.

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

Our principal corporate administrative office, together with the administrative office for most of our United States consumer operations, is housed in approximately 22,600 square feet of leased space located at 51 Sawyer Road, Waltham, Massachusetts. Our lease of this facility expires on May 31, 2008.

We also own approximately 26.1 acres of land in San Diego, California which houses our Biosite operation, including significant administrative, research and manufacturing operations for certain professional diagnostic products. Our buildings on this property currently consist of approximately 110,000 square feet of office space, 53,000 square feet of laboratory space, and 167,000 square feet of manufacturing space.

During the second quarter of 2008, we plan to commence operations of a shared services center in Orlando, Florida and we are in the process of moving certain back-office and sales operations from seven of our U.S. companies to this center. Our lease of this facility, which is approximately 57,300 square feet, expires on January 31, 2013.

Our European operations are currently administered from a 130,000 square foot facility located in Bedford, England. We also manufacture products for consumer and professional diagnostics businesses and conduct research and development activity at the Bedford facility. On February 28, 2008, we announced our intention to close the Bedford manufacturing operations, which would move to our low cost production facilities mainly in China, and to relocate any remaining business.

Aside from our manufacturing operations in San Diego, California and Bedford, England, our other primary manufacturing operations are in Hangzhou and Shanghai, China and Matsudo, Japan. We currently manufacture a portion of our consumer and professional diagnostic products out of a newly-constructed manufacturing facility of approximately 300,000 square feet in Hangzhou, China, which we own. We currently manufacture the remainder of our consumer diagnostic products out of approximately 54,000 square feet of space in Shanghai, China made available by our joint venture partner. Our Determine products are currently manufactured by us in Matsudo, Japan in 19,000 square feet of space rented from Abbott Laboratories and we are currently in the process of transferring those operations to a new leased facility, also in Matsudo, providing approximately 35,000 square feet of floor space.

We also have important manufacturing operations in Scarborough, Maine; Hayward, California and Freehold and Irvington, New Jersey. We manufacture certain of our professional diagnostic products out of a 64,000 square foot facility that we lease in Scarborough, Maine, and out of a 68,816 square foot facility that we lease in Hayward, California. These facilities also include significant administrative and laboratory space. We also own a 160,000 square foot manufacturing facility in Freehold, New Jersey and lease a 35,000 square foot facility in Irvington, New Jersey. These New Jersey facilities manufacture our vitamin and nutritional supplement products.

We also have leases or other arrangements for smaller manufacturing facilities, as well as administrative or sales offices, laboratory space and warehouses in various locations worldwide.

ITEM 3.	LEGAL PROCEEDINGS

We currently are not a party to any material pending legal proceedings.

Because of the nature of our business, we may be subject at any particular time to consumer product claims or various other lawsuits arising in the ordinary course of our business, including distribution and employment matters, and expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts, for personal injuries or other commercial or employment claims. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties. These suits can be expensive and result in counterclaims challenging the validity of our patents and other rights.

In December 2005, we learned that the SEC had issued a formal order of investigation in connection with the previously disclosed revenue recognition matter at one of our diagnostic divisions, and we subsequently received a subpoena for documents. We believe that we fully responded to the subpoena and we will continue to fully cooperate with the SEC’s investigation. We cannot predict what the outcome of its investigation will be.

In March 2006, the FTC opened a preliminary, non-public investigation into our then-pending acquisition of the Innovacon business we acquired from ACON Laboratories to determine whether this acquisition may be anticompetitive, and we subsequently received a Civil Investigative Demand and a subpoena requesting documents. We believe that we have fully responded to the Civil Investigative Demand and we are continuing to cooperate with the FTC’s investigation. We cannot predict whether the FTC will seek additional information or what the outcome of this investigation will be. The FTC generally has the power to commence administrative or federal court proceedings seeking injunctive relief or divestiture of assets. In the event that an order were to be issued requiring divestiture of significant assets or imposing other injunctive relief, our business, financial condition and results of operations could be materially adversely affected.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of stockholders held on December 20, 2007, the stockholders approved the matter set forth below. The stockholders approved and adopted a proposal to increase the maximum number of shares of common stock available for issuance under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan from 8,074,081 to 11,074,081 shares.

The following table summarizes the votes for, against or withheld, with regard to each matter voted upon:

Matter	For	Against	Withheld

Proposal to increase maximum number of shares of common stock available for issuance under option plan:	36,953,006	3,473,471	30,922

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the American Stock Exchange (AMEX) under the symbol “IMA.” The following table sets forth the high and low sales prices of our common stock on AMEX for each quarter during fiscal 2007 and 2006.

	High	Low

Fiscal 2007
Fourth Quarter	$65.00	$52.38
Third Quarter	$55.79	$44.17
Second Quarter	$53.85	$38.00
First Quarter	$44.72	$36.90
Fiscal 2006
Fourth Quarter	$41.50	$34.01
Third Quarter	$36.02	$25.99
Second Quarter	$32.00	$24.60
First Quarter	$29.00	$23.63

On February 26, 2008, there were 2,306 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to support our growth strategy and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, on our common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, restrictive covenants under our secured credit facilities and the indenture governing the terms of the senior subordinated convertible notes currently prohibit the payment of cash or stock dividends.

Stock Performance Graph

The following line graph compares the change in the cumulative total stockholder return on our common stock from December 31, 2002 through December 31, 2007. This graph assumes an investment of $100.00 on December 31, 2002 in our common stock, and compares its performance with the AMEX US Total Return Index and the AMEX Health Products & Services Total Return Index (the “Current Indices”). We currently pay no dividends. The Current Indices reflect a cumulative total return based upon the reinvestment of dividends of the stocks included in those indices. Measurement points are December 31, 2002 and the last trading day of each subsequent fiscal quarter through December 31, 2007.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Current Indices

			AMEX
			Health Products &
		AMEX US Total	Services
Date	IMA	Return Index	Total Return Index

12/31/02	$100.00	$100.00	$100.00
12/31/03	$165.63	$135.35	$175.18
12/31/04	$190.87	$156.39	$180.14
12/30/05	$180.30	$169.24	$155.81
12/29/06	$294.30	$196.39	$201.01
12/31/07	$427.22	$203.61	$192.97

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act’), or otherwise subject to the liability of that section. This graph will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the five-year period ended December 31, 2007 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Our selected consolidated financial data for the years ended December 31, 2007, 2006 and 2005, and as of December 31, 2007 and 2006, have been derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and were audited by BDO Seidman, LLP, an independent registered public accounting firm. Our selected consolidated financial data for the years ended December 31, 2004 and 2003, and as of December 31, 2005, 2004 and 2003, have been derived from our consolidated financial statements not included herein, which were audited by BDO Seidman, LLP.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Statement of Operations Data:
Net product sales	$794,187	$552,130	$406,457	$365,432	$285,430
Services revenue	23,374	—	—	—	—

Net product and services revenue	817,561	552,130	406,457	365,432	285,430
License and royalty revenue	21,979	17,324	15,393	8,559	9,728

Net revenue	839,540	569,454	421,850	373,991	295,158
Cost of revenues	445,813	340,231	269,538	226,987	167,641

Gross profit	393,727	229,223	152,312	147,004	127,517
Operating expenses:
Research and development	69,547	48,706	30,992	31,954	24,367
Purchase of in-process research and development	173,825	4,960	—	—	—
Sales and marketing	165,328	94,445	72,103	57,957	52,504
General and administrative	158,438	71,243	59,990	52,707	35,812
Loss on dispositions, net	—	3,498	—	—	—

Operating (loss) income	(173,411)	6,371	(10,773)	4,386	14,834
Interest expense and other expenses, net, including amortization of original issue discounts and write-off of deferred financing costs	(74,251)	(17,822)	(1,617)	(18,707)	(3,270)

(Loss) income from continuing operations before provision for income taxes	(247,662)	(11,451)	(12,390)	(14,321)	11,564
(Benefit) provision for income taxes	(1,799)	5,727	6,819	2,275	2,911
Equity earnings of unconsolidated entities, net of tax	4,372	336	—	—	—

(Loss) income from continuing operations	$(241,491)	$(16,842)	$(19,209)	$(16,596)	$8,653

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

(Loss) income from continuing operations available to common stockholders—basic and diluted(1)	$(241,491)	$(16,842)	$(19,209)	$(17,345)	$7,695

(Loss) income per common share—basic and diluted(1)	$(4.69)	$(0.49)	$(0.79)	$(0.87)	$0.49

	December 31,
	2007	2006	2005	2004	2003
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$414,732	$71,104	$34,270	$16,756	$24,622
Working capital	$674,066	$133,313	$84,523	$62,615	$44,693
Total assets	$4,883,201	$1,085,771	$791,166	$568,269	$540,529
Total debt	$1,387,849	$202,976	$262,504	$191,224	$176,181
Redeemable convertible preferred stock	$—	$—	$—	$—	$6,185
Total stockholders’ equity	$2,589,929	$714,138	$397,308	$271,416	$265,173

(1)	(Loss) income available to common stockholders and basic and diluted (loss) income per common share are computed as described in Notes 2(n) and 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K, including this Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements in this Item 7 include, without limitation, statements regarding anticipated expansion in certain of our product categories, research and development expenditures, the impact of our research and development activities, potential new product and technology achievements, the impact of our worldwide distribution network, our ability to improve our margins through consolidation of certain of our higher cost manufacturing operations into lower cost facilities, our ability to achieve further synergies within expected timelines, our expectations with respect to our SPD joint venture with P&G, the growth prospects of the health management market, the impact of our pending acquisition of Matria on our ability to compete effectively in the health management market, our ability to improve care and lower healthcare costs for both providers and patients, and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Item 1A entitled “Risk Factors,” which begins on page 12 of this report, as well as those factors identified from time to time in our periodic filings with the Securities and Exchange Commission. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

Overview

As a leading global manufacturer and supplier of rapid diagnostics, our products and services, as well as our new product development efforts, are focused in the areas of infectious disease, cardiology, oncology, drugs of abuse and women’s health. With our 2007 acquisitions of Biosite, Cholestech and HemoSense, we established our company as a leading supplier of cardiology diagnostic products. Our acquisitions of Biosite, Instant and Redwood during the year enhanced our position in drugs of abuse testing. Additionally, with our December 2007 acquisition of Matritech, we also established a stronger presence in oncology, by acquiring the unique NMP-22® ELISA and rapid point-of-care tests for the screening and monitoring of bladder cancer. We expect to continue to expand in all of these product categories through focused research and development projects and further development of our distribution capabilities. During 2007, we also entered the growing health management market and we are confident that our ability to offer near-patient monitoring tools combined with value-added healthcare services will improve care and lower healthcare costs for both providers and patients. With our pending acquisition of Matria, we will be able to compete most effectively in the health management market, as Matria’s services span a full range of disease conditions.

Our research and development programs have two general focuses. We are developing new technology platforms that will facilitate our primary objective of enabling individuals to take charge of improving their health and quality of life by moving testing out of the hospital and central laboratory, and into the physician’s office and ultimately the home. Additionally, through our strong pipeline of novel proteins or combinations of proteins that function as disease biomarkers, we are developing new tests targeted towards all of our areas of focus.

During 2007, we also advanced another stated goal of establishing a worldwide distribution network that will allow us to bring both our current and future diagnostic products to the global professional market. We did this primarily through smaller acquisitions of local distributors which, from late 2005 though 2007, expanded our direct sales capabilities in Germany, Spain, Italy, England, the Netherlands, India, Canada, Australia and Columbia.

In addition, we continue to focus on improving our margins through consolidation of certain of our higher cost manufacturing operations into lower cost facilities, including our 300,000 square foot manufacturing facility located in Hangzhou, China, as well as our jointly-owned facility in Shanghai, and we are already seeing improved margins on some of our existing products that we have moved to these facilities. In addition, our business integration activities during 2007 met or exceeded our expectations, in particular at Biosite where we have reduced costs, integrated sales force efforts and improved manufacturing efficiencies. In 2008, we will continue to aggressively integrate acquired operations in order to achieve further synergies within expected timelines. During the second half of 2007, we also began implementation of a plan to consolidate sales processing and certain other back-office services from seven of our current U.S. operations into a shared service center, located in Orlando, Florida. This shared service center is expected to commence operations during the second quarter of 2008.

During May 2007, we also consummated our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products outside of the fields of cardiology and diabetes. By leveraging P&G’s marketing and distribution capabilities, we expect that the SPD joint venture will expand the reach of our current and future over-the-counter diagnostic products, while allowing us to focus on our rapidly growing professional diagnostic and health management business units.

2007 Financial Highlights

Net revenue in 2007 of $839.5 million increased by $270.0 million, or 47%, from $569.5 million in 2006, primarily as a result of our acquisitions of: (i) Instant in March 2007, which contributed revenue of $22.8 million, (ii) Biosite in June 2007, which contributed revenue of $171.7 million, (iii) Cholestech in September 2007, which contributed revenue of $24.1 million and (iv) various other less significant acquisitions, which contributed an aggregate of $67.1 million of such increase. Partially offsetting the increased revenue as a result of acquisitions was the decrease in revenue associated with the completion of our 50/50 joint venture (SPD) with P&G on May 17, 2007 in which we transferred substantially all of the assets of our consumer diagnostic business, other than our manufacturing and core intellectual property assets. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Organic growth, particularly from our professional infectious disease and drugs of abuse products, also contributed to the revenue growth, as well as higher license and royalty revenue.

Gross profit increased by $164.5 million, or 72%, to $393.7 million in 2007 from $229.2 million in 2006 principally as a result of gross profit earned on incremental revenue from acquired businesses, primarily in our professional diagnostic business, as well as increased license and royalty revenue. Gross profit from our nutritional supplements business also increased in 2007, principally as a result of improved customer mix, improved factory utilization and cost reduction initiatives in our private label manufacturing business. Offsetting these increases was a decrease in our consumer diagnostic business gross margin, principally as a result of the formation of our 50/50 joint venture with P&G in May 2007. During 2007, our gross profit was adversely impacted by a $2.0 million charge associated with our various restructuring plans and a charge of $8.2 million associated with the write-up of inventory acquired to fair value in connection with three of our 2007 acquisitions. Gross profit in 2006 was adversely impacted by $9.5 million of charges associated with the closures of our ABI operation in San Diego, California and our manufacturing facility in Galway, Ireland.

We continue to invest aggressively in research and development of new products and technologies as evidenced by our increased research and development expense of $69.5 million in 2007 from $48.7 million in 2006. Expenditures in 2007 and 2006 are reported net of $18.5 million and $16.6 million, respectively, arising from the co-development funding arrangement that we entered into with ITI in February 2005. Research and development expense before considering the co-development funding was $88.0 million in 2007 and $65.3 million in 2006, an increase of $22.7 million. The increase in spending resulted principally from expenditures of $19.8 million associated with our acquisitions of Biosite and the Cholestech. Offsetting these increases was the favorable impact of the 50/50 joint venture with P&G. Our co-development funding arrangement with ITI expires in March 2008. The final payment under this agreement was received in the fourth quarter of 2007.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Product Sales.  Net product sales increased by $242.1 million, or 44%, to $794.2 million in 2007 from $552.1 million in 2006. Excluding the favorable impact of currency translation, net product sales in 2007 grew by approximately $231.1 million, or 42%, over 2006. Of the currency adjusted increase, revenue increased primarily as a result of our acquisitions of: (i) First Check Diagnostics LLC, or First Check, in January 2007, which contributed revenue of $12.9 million, (ii) Instant in March 2007, which contributed revenue of $22.8 million, (iii) Biosite in June 2007, which contributed revenue of $167.8 million, (iv) Cholestech in September 2007, which contributed revenue of $24.1 million, (v) Bio-Stat Healthcare Group, or Bio-Stat, in October 2007, which contributed revenue of $8.1 million, (vi) HemoSense in November 2007, which contributed revenue of $3.5 million and (vii) various less significant acquisitions, which contributed an aggregate of $42.7 million of such increase. Partially offsetting the increased revenue as a result of acquisitions was the decrease in revenue associated with the completion of our 50/50 joint venture with P&G on May 17, 2007 in which we transferred substantially all of the assets of our consumer diagnostics business, other than our manufacturing and core intellectual property assets. Upon completion of the transaction to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting. We recorded $76.1 million of net product sales in 2007 (through the date the joint venture was formed), as compared to $171.6 million of net product sales in 2006. During 2007, we recorded $65.0 million of manufacturing revenue associated with our manufacturing agreement with the joint venture, whereby we manufacture and sell consumer diagnostic products to the joint venture. Organic growth, particularly from our professional infectious disease and drugs of abuse products, also contributed to the growth, as well as higher license and royalty revenue.

Net Product Sales by Business Segment.  Net product sales by business segment for 2007 and 2006 are as follows (in thousands):

			% Increase
	2007	2006	(decrease)

Professional diagnostic products	$565,265	$298,472	89%
Consumer diagnostic products	156,098	171,607	(9)%
Vitamins and nutritional supplements	72,824	82,051	(11)%

Net product sales	$794,187	$552,130	44%

Professional Diagnostic Products

The currency adjusted increase in net product sales from our professional diagnostic products was $266.8 million, or 88%, comparing 2007 to 2006. Of the currency adjusted increase, revenue increased primarily as a result of our acquisitions of: (i) Instant in March 2007, which contributed revenue of $22.8 million, (ii) Biosite in June 2007, which contributed revenue of $167.8 million, (iii) Cholestech in September 2007, which contributed revenue of $24.1 million, (iv) Bio-Stat in October 2007, which contributed revenue of $8.1 million, (v) HemoSense in November 2007, which contributed revenue of $3.5 million and (vi) various less significant acquisitions, which contributed an aggregate of $17.2 million of such increase. Organic growth, particularly from our professional infectious disease and drugs of abuse products, also contributed to the growth.

Consumer Diagnostic Products

The currency adjusted decrease in net product sales from our consumer diagnostic products was $21.4 million, or 12%, comparing 2007 to 2006. Of the currency adjusted decrease, the decrease was primarily driven by the completion of our 50/50 joint venture with P&G on May 17, 2007 in which we transferred substantially all of the assets of our consumer diagnostic business, other than our manufacturing and core intellectual property assets. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting. Net product sales of our consumer diagnostic products for 2007 included $65.0 million of manufacturing revenue associated with our manufacturing agreement with SPD, whereby we manufacture and sell consumer diagnostic products to the joint venture. Partially offsetting the impact of the joint venture was $12.9 million of net product sales from our First Check consumer drugs of abuse product line which was acquired in January 2007.

Vitamins and Nutritional Supplements

Our vitamins and nutritional supplements net product sales decreased by $9.2 million, or 11%, comparing 2007 to 2006. The decrease was driven primarily by our private label business.

Services Revenue.  Services revenue of $23.4 million in 2007 represents revenue related to our health management businesses, Alere, ParadigmHealth and QAS, all of which were acquired during 2007. Our health management businesses are included in our professional diagnostic segment.

Net Product and Services Revenue by Geographic Location.  Net product and services revenue by geographic location for 2007 and 2006 are as follows (in thousands):

			% Increase
	2007	2006	(decrease)

United States	$511,941	$323,046	58%
Europe	196,379	134,528	46%
Other	109,241	94,556	16%

Net product and services revenue	$817,561	$552,130	48%

Net product and services revenue of $511.9 million and $323.0 million generated in the United States were approximately 63% and 59% of total net product and services revenue for the year ended December 31, 2007 and 2006, respectively. The growth in net product and services revenue in all geographic regions resulted from the various acquisitions discussed above and organic growth, partially offset by the decrease in revenue associated with the completion of our 50/50 joint venture with P&G in May 2007.

License and Royalty Revenue.  License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by $4.7 million, or 27%, to $22.0 million in 2007 from $17.3 million in 2006. The increase primarily relates to $3.9 million of royalty revenue contributed by Biosite, which was acquired in June 2007. Additionally, incremental royalty revenue was derived from new royalty agreements entered into during 2007, along with increases associated with certain existing royalty agreements, partially offset by decreases in other royalty agreements.

Gross Profit and Margin.  Gross profit increased by $164.5 million, or 72%, to $393.7 million in 2007 from $229.2 million in 2006. Gross profit during 2007 benefited from higher than average margins earned on revenue from our recently acquired businesses and from the favorable impact of our low cost manufacturing facilities in China. Included in gross profit in 2007 were restructuring charges totaling $2.0 million associated with our 2006, 2007 and joint venture related restructuring plans, a charge of $8.2 million associated with the write-up of inventory acquired to fair value in connection with our acquisitions of Biosite, Cholestech and HemoSense, and $0.6 million of stock-based compensation expense. Additionally, gross profit in 2007 was unfavorably impacted by the formation of our 50/50 joint venture with P&G. Included in cost of revenues during 2006 was a restructuring charge of $9.5 million related to the closure of our ABI operation in San Diego, California, along with the write-off of fixed assets at other facilities impacted by our 2006 restructuring plans and the closure of CDIL, our manufacturing facility in Galway, Ireland. Cost of revenues during 2006 also included a $0.4 million charge for stock-based compensation expense. Cost of revenues included amortization expense of $24.0 million and $11.2 million in 2007 and 2006, respectively.

Overall gross margin was 47% in 2007, compared to 40% in 2006.

Gross Profit from Net Product Sales by Business Segment.  Gross profit from net product sales represents total gross profit less gross profit associated with services revenue and license and royalty revenue. Gross profit from net product sales increased by $151.6 million to $368.9 million in 2007 from $217.3 million in 2006. Gross profit from net product sales by business segment for 2007 and 2006 is as follows (in thousands):

			% Increase
	2007	2006	(decrease)

Professional diagnostic products	$306,710	$129,636	137%
Consumer diagnostic products	55,242	82,658	(33)%
Vitamins and nutritional supplements	6,966	5,037	38%

Gross profit from net product sales	$368,918	$217,331	70%

Professional Diagnostic Products

Gross profit from our professional diagnostic net product sales increased by $177.1 million, or 137%, comparing 2007 to 2006, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above, which contributed higher than average gross profits. The higher than average profits were partially offset by an $8.2 million charge associated with the write-up of inventory acquired to fair value in connection with our acquisitions of Biosite, Cholestech and HemoSense, $0.5 million in restructuring charges and $0.3 million of stock-based compensation expense. Reducing gross profit for 2006 was a $7.2 million restructuring charge associated with management’s decision to close our ABI operations in San Diego, California.

As a percentage of our professional diagnostic net product sales, gross profit from our professional diagnostic product business was 54% in 2007, compared to 43% in 2006.

Consumer Diagnostic Products

Gross profit from our consumer diagnostic net product sales decreased $27.4 million, or 33%, comparing 2007 to 2006. The decrease is primarily a result of the formation of the 50/50 joint venture with P&G for our consumer diagnostic business on May 17, 2007, partially offset by the gross profit earned on revenue from acquired businesses, primarily our First Check acquisition, as discussed above; the 5% mark-up on products sold under our manufacturing agreement with SPD, a restructuring charge of $1.5 million associated with the decision to close facilities and the formation of our joint venture with P&G and $0.3 million of stock-based compensation expense. Gross profit for 2006 was adversely impacted by restructuring charges totaling $2.2 million related to the closure of our CDIL manufacturing facility and $0.4 million of stock-based compensation expense.

As a percentage of our consumer diagnostic net product sales, gross profit from our consumer diagnostic products business was 35% for 2007 compared to 48% in 2006.

Vitamins and Nutritional Supplements

Gross profit from our vitamins and nutritional supplements net product sales increased $1.9 million, or 38%, comparing 2007 to 2006. The increase is primarily the result of improved customer mix, improved factory utilization and our cost reduction initiatives in our private label manufacturing business.

As a percentage of vitamin and nutritional supplements net product sales, gross profit for our vitamins and nutritional supplements business was 10% in 2007 compared to 6% in 2006.

Gross Profit from Services Revenue.  Gross profit from services revenue of $12.0 million in 2007 represents gross profit related to our health management businesses, Alere, ParadigmHealth and QAS, all of which were acquired during 2007.

Research and Development Expense.  Research and development expense increased by $20.8 million, or 43%, to $69.5 million in 2007 from $48.7 million in 2006. Research and development expense in 2007 and 2006 is reported net of co-development funding of $18.5 million and $16.6 million, respectively, arising from the co-development funding arrangement that we entered into with ITI in February 2005. The year over year increase in research and development expense is primarily the result of increased spending related to our cardiology research programs, $21.5 million of spending related to our 2007 acquisitions, partially offset by the transition of our consumer-related research and development efforts into the 50/50 joint venture with P&G in the second quarter of 2007. Also included in research and development expense is $2.2 million of stock-based compensation expense, representing an increase of approximately $0.8 million from 2006. Restructuring charges associated with our formation of the 50/50 joint venture and our 2007 restructuring plan to integrate our newly acquired businesses totaling $2.5 million were included in research and development expense during 2007. Amortization expense of $2.9 million and $3.3 million was included in research and development expense for 2007 and 2006, respectively.

Research and development expense as a percentage of net product sales decreased to 9% for 2007, from 10% for 2006.

Purchase of In-Process Research and Development (“IPR&D”).  In connection with three of our acquisitions since 2006, we have acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected. The following table sets forth IPR&D projects for companies and certain assets we have acquired since 2006 (in thousands):

				Discount Rate
				Used in
Company/				Estimating	Year of	Estimated
Year Assets	Purchase			Cash	Expected	Cost to
Acquired	Price	IPR&D(1)	Programs Acquired	Flows(1)	Launch	Complete

Diamics/2007	$4,000	$682	PapMap (Pap Screening Methods)	63%	2009-2010
		1,049	C-Map (Automated Pap Screening)	63%	2009-2010
		3,094	POC (Point of Care Systems)	63%	2009-2010

		$4,825				$7,476

Biosite/2007	$1,800,000	$13,000	Triage Sepsis Panel	15%	2008-2010
		156,000	Triage NGAL	15%	2008-2010

		$169,000				$6,000

Clondiag/2006	$24,000	$1,800	CHF (Congestive Heart Failure)	37%	2008-2009
		2,500	ACS (Acute Coronary Syndrome)	37%	2009-2010
		660	HIV (Human Immuno-deficiency Virus)	37%	2008-2009

		$4,960				$9,500

(1)	Management assumes responsibility for determining the valuation of the acquired IPR&D projects. The fair value assigned to IPR&D for each acquisition is estimated by discounting, to present value, the cash flows expected once the acquired projects have reached technological feasibility. The cash flows are probability adjusted to reflect the risks of advancement through the product approval process. In estimating the future cash flows, we also considered the tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D projects and adjusted future cash flows for a charge reflecting the contribution to value of these assets.

Sales and Marketing Expense.  Sales and marketing expense increased by $70.9 million, or 75%, to $165.3 million in 2007, from $94.4 million in 2006. The increase in sales and marketing expense is primarily the result of approximately $56.1 million of additional spending related to newly acquired businesses, primarily Biosite, Instant, Cholestech and the various less significant acquisitions. Also included in sales and marketing expense is $1.7 million of stock-based compensation expense, representing an increase of approximately $1.0 million from 2006. Partially offsetting the increases was the favorable impact of the formation of the 50/50 joint venture with P&G. Amortization expense of $34.5 million and $6.8 million was included in sales and marketing expense for 2007 and 2006, respectively.

Sales and marketing expense as a percentage of net product sales increased to 21% for 2007, from 17% for 2006.

General and Administrative Expense.  General and administrative expense increased by $87.2 million, or 122%, to $158.4 million in 2007, from $71.2 million in 2006. The increase in general and administrative expense is primarily the result of approximately $26.9 million of additional spending related to newly acquired businesses, primarily Biosite, Instant, Cholestech and the various less significant acquisitions. Also included in general and administrative expense is $53.0 million of stock-based compensation expense, representing an increase of approximately $50.0 million from 2006. The $53.0 million stock-based compensation expense includes a one-time charge of $45.2 million associated with the stock option acceleration and conversion in connection with the acquisition of Biosite. Partially offsetting the increases was the favorable impact of the formation of the 50/50 joint venture with P&G. Amortization expense of $0.3 million and $0.4 million was included in general and administrative expense for 2007 and 2006, respectively.

General and administrative expense as a percentage of net revenue increased to 20% for 2007, from 13% for 2006.

Interest Expense.  Interest expense in 2007 includes interest charges, the write-off and amortization of deferred financing costs, prepayment premiums and the amortization of non-cash discounts associated with our debt issuances. Interest expense for 2006 includes interest charges, the write-off and amortization of deferred financing costs and the amortization of non-cash discounts associated with our debt issuances in 2004. Interest expense increased by $56.4 million, or 212%, to $83.0 million in 2007, from $26.6 million in 2006. Interest expense increased in 2007 as a result of higher debt balances than in the prior period. Additionally, in 2007 we recorded a write-off of $15.6 million of deferred financing costs and prepayment premium related to the repayment of outstanding debt, in conjunction with our financing arrangements related to our Biosite acquisition. In 2006, we recorded a charge of $1.3 million related to prepayment penalties and the write-off of debt origination costs resulting from the early repayment of our $20.0 million, 10% subordinated promissory notes on September 8, 2006.

Other Income (Expense), Net.  Other income (expense), net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net, are summarized as follows (in thousands):

	2007	2006

Interest income	$11,486	$1,693
Foreign exchange gains (losses), net	(1,609)	2,643
Other	(1,103)	4,748

Other income (expense), net	$8,774	$9,084

Other income (expense), net, for 2007 includes a foreign exchange gain of $1.9 million realized on the settlement of intercompany notes and $3.9 million in unrealized foreign currency loss associated with a cash escrow established in connection with the acquisition of BBI.

Other income (expense), net, for 2006 includes a foreign exchange gain of $4.3 million associated with the closure of our Galway, Ireland manufacturing operation and $4.7 million in other income, related to the portion of our settlement with Vedalab relating to periods prior to 2006.

(Benefit) Provision for Income Taxes.  (Benefit) provision for income taxes decreased by $7.5 million, to a $1.8 million benefit in 2007, from a $5.7 million provision in 2006. The effective tax rate in 2007 was 1%, compared to (52)% in 2006. The decrease in the provision for income taxes from 2006 to 2007 is primarily related to the recognition of the benefit of current year losses in the U.S. and the United Kingdom.

The primary components of the 2007 provision for income taxes relates to the recognition of benefit on U.S. and U.K. losses, state income taxes, and taxes on foreign income. We recognized the benefit of U.S. net operating loss, or NOL, carryforwards and other U.S. deferred tax assets due to the U.S. non-current deferred tax liabilities recorded in purchase accounting for 2007 acquisitions. We released approximately $83.0 million of valuation allowance for these U.S. deferred tax assets, which was released to goodwill. Thereafter, we recognized a benefit for the current year U.S. losses. The primary components of the 2006 provision for income taxes are related to the recognition of U.S. deferred tax liabilities for temporary differences between the book and tax bases of goodwill and certain intangible assets with indefinite lives and to taxes on foreign income.

Net Loss.  We incurred a net loss of $241.5 million in 2007, while we incurred a net loss of $16.8 million in 2006. Net loss per common share available to common stockholders was $4.69 per basic and diluted common share in 2007, as compared to net loss of $0.49 per basic and diluted common share in 2006. The net loss in 2007 and 2006 resulted from the various factors as discussed above. See Note 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the calculation of net loss per common share.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Product Sales.  Net product sales increased by $145.7 million, or 36%, to $552.1 million in 2006 from $406.5 million in 2005. Excluding the favorable impact of currency translation, net product sales in 2006 grew by approximately $143.5 million, or 35%, over 2005. Of the currency adjusted increase, revenue increased as a result of our acquisitions of: (i) Binax in March 2005, which contributed revenue of $9.6 million, (ii) the Determine business in June 2005, which contributed revenue of $15.9 million, (iii) BioStar in September 2005, which contributed revenue of $21.0 million, (iv) IDT in September 2005, which contributed $10.4 million, (v) the Innovacon business in March 2006, which contributed $54.9 million, and (vi) various less significant acquisitions, which contributed an aggregate of $1.9 million of such increase.

Net Product Sales by Business Segment.  Net product sales by business segment for 2006 and 2005 are as follows (in thousands):

			% Increase
	2006	2005	(decrease)

Professional diagnostic products	$298,472	$169,351	76%
Consumer diagnostic products	171,607	161,695	6%
Vitamins and nutritional supplements	82,051	75,411	9%

Net product sales	$552,130	$406,457	36%

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

Net Product Sales by Geographic Location.  Net product sales by geographic location for 2006 and 2005 are as follows (in thousands):

			% Increase
	2006	2005	(decrease)

United States	$323,046	$234,229	38%
Europe	134,528	108,981	23%
Other	94,556	63,247	50%

Net product sales	$552,130	$406,457	36%

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

Gross Profit and Margin.  Gross profit increased by $76.9 million, or 50%, to $229.2 million in 2006 from $152.3 million in 2005. Gross profit during 2006 benefited from higher than average margins earned on revenue from our recently acquired businesses and from favorable product mix. Included in cost of revenues during 2006 was a restructuring charge of $9.5 million related to the closure of our ABI operation in San Diego, California, along with the write-off of fixed assets at other facilities impacted by our 2006 restructuring plans and the closure of CDIL, our manufacturing facility in Galway, Ireland. Cost of sales during 2006 also included a $0.4 million charge for stock-based compensation related to our January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123-R, Share-Based Payment. Cost of sales during 2005 included: (i) the inclusion in cost of sales of a $4.1 million charge principally associated with our decision to close our Galway, Ireland manufacturing facility, (ii) a charge of $2.4 million associated with a reserve established during the second quarter of 2005 at our Wampole subsidiary for excess quantities of certain raw materials and finished goods, including certain finished goods held at distributors but subject to rights of return, and (iii) a $1.6 million provision for returns and inventory reserve which was established as a result of our recall of the drugs of abuse diagnostic products during the first quarter of 2005, offset in part by the gross profit earned on increased professional diagnostics products revenue, as discussed above.

Cost of revenues included amortization expense of $11.2 million and $7.2 million in 2006 and 2005, respectively.

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

Gross Profit from Net Product Sales by Business Segment.  Gross profit from net product sales represents total gross profit less gross profit associated with license and royalty revenue. Gross profit from net product sales increased by $75.8 million to $217.3 million in 2006, from $141.5 million in 2005. Gross profit from net product sales by business segment for 2006 and 2005 is as follows (in thousands):

			% Increase
	2006	2005	(decrease)

Professional diagnostic products	$129,636	$62,252	108%
Consumer diagnostic products	82,658	76,515	8%
Vitamins and nutritional supplements	5,037	2,738	84%

Gross profit from net product sales	$217,331	$141,505	54%

Professional Diagnostic Products

Gross profit from our professional diagnostic net product sales increased by $67.4 million, or 108%, comparing 2006 to 2005, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above, offset by a $7.2 million restructuring charge to cost of sales associated with management’s decision to close our ABI operations in San Diego, California. Reducing gross profit for 2005 were a charge of $2.4 million associated with a reserve established during the second quarter of 2005 at our Wampole subsidiary for excess quantities of certain raw materials and finished goods, including certain finished goods held at distributors but subject to rights of return, and a $1.6 million provision for returns and inventory reserve which were established as a result of our recall of the drugs of abuse diagnostic products during the first quarter of 2005.

As a percentage of our professional diagnostic net product sales, gross profit from our professional diagnostic product business was 43% in 2006, compared to 37% in 2005.

Consumer Diagnostic Products

Gross profit from our consumer diagnostic net product sales increased $6.1 million, or 8%, comparing 2006 to 2005. Cost of sales for 2006 included restructuring charges totaling $2.2 million related to the closure of our CDIL manufacturing facility and a $0.4 million charge for stock-based compensation. Included in cost of sales for 2005, and adversely effecting gross profit, was a $4.1 million charge principally associated with our decision to close our CDIL manufacturing facility.

As a percentage of our consumer diagnostic net product sales, gross profit from our consumer diagnostic product business was 48% for 2006 compared to 47% in 2005. The increase in gross profit from our consumer diagnostic net product sales resulted from a change in product mix.

Vitamins and Nutritional Supplements

Gross profit from our vitamins and nutritional supplements net product sales increased $2.3 million, or 84%, comparing 2006 to 2005. The increase is primarily the result of improved factory utilization and our cost reduction initiatives in our private label manufacturing business.

As a percentage of vitamin and nutritional supplements net product sales, gross profit for our vitamins and nutritional supplements business was 6% in 2006 compared to 4% in 2005.

Research and Development Expense.  Research and development expense increased by $22.7 million, or 73%, to $53.7 million in 2006 from $31.0 million in 2005. Research and development expense in 2006 and 2005 is reported net of co-development funding of $16.6 million and $17.2 million, respectively, arising from the co-development funding arrangement that we entered into with ITI in February 2005. The year over year increase in research and development expense is primarily the result of increased spending related to our cardiology research programs, $8.9 million of spending related to our 2006 acquisitions, a $2.9 million charge related to the write-off of fixed assets impacted by our restructuring plans and a $1.4 million charge for stock-based compensation related to our January 1, 2006 adoption of SFAS No. 123-R. Included in the $8.9 million of additional spending related to recent acquisitions is a $5.0 million charge related to the write-off of in-process research and development projects that had not achieved technical feasibility as of the date of our acquisition of CLONDIAG chip technologies GmbH, or Clondiag. Amortization expense of $3.3 million and $2.3 million was included in research and development expense for 2006 and 2005, respectively.

Research and development expense as a percentage of net product sales increased to 10% for 2006, from 8% for 2005.

Purchase of In-Process Research and Development (“IPR&D”).  In connection with our acquisition of Clondiag in 2006, we acquired various IPR&D projects. Substantial additional research and development will be required prior to any of these acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected. The following table sets forth IPR&D projects related to our 2006 Clondiag acquisition (in thousands):

				Discount Rate
				Used in
Company/				Estimating	Year of	Estimated
Year Assets	Purchase			Cash	Expected	Cost to
Acquired	Price	IPR&D(1)	Programs Acquired	Flows(1)	Launch	Complete

Clondiag/2006	$24,000	$1,800	CHF (Congestive Heart Failure)	37%	2008-2009
		2,500	ACS (Acute Coronary Syndrome)	37%	2009-2010
		660	HIV (Human Immuno-deficiency Virus)	37%	2008-2009

		$4,960				$9,500

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

Sales and Marketing Expense.  Sales and marketing expense increased by $22.3 million, or 31%, to $94.4 million in 2006, from $72.1 million in 2005. The increase in sales and marketing expense is primarily attributed to our expanded sales and marketing infrastructure to support the growth in our professional diagnostic business, with additional expense of approximately $16.0 million related to our acquisitions of Binax, the Determine business, BioStar and IDT during 2005 and our acquisitions of Clondiag and the Innovacon business during 2006. Approximately $1.3 million of the increase in sales and marketing expense resulted from our increased advertising efforts to promote our premium consumer diagnostic products in 2006. Sales and marketing for 2006 also included a charge of $0.7 million for stock-based compensation related to our January 1, 2006 adoption of SFAS No. 123-R. Amortization expense of $6.8 million and $2.9 million was included in sales and marketing expense for 2006 and 2005, respectively.

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

Other Income (Expense), Net.  Other income (expense), net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net, are summarized as follows (in thousands):

	2006	2005

Interest income	$1,693	$1,035
Foreign exchange gains (losses), net	2,643	(340)
Other	4,748	19,483

Other income (expense), net	$9,084	$20,178

Other income (expense), net for 2006 includes a foreign exchange gain of $4.3 million associated with the closure of our Galway, Ireland manufacturing operation and $4.7 million in other income, related to the portion of our settlement with Vedalab relating to periods prior to 2006.

Other income (expense), net for 2005 includes the following items: (i) $15.0 million in other income, being the portion of our settlement with Quidel relating to periods prior to 2005, (ii) an $8.4 million gain from a legal settlement of class action suit against several raw material suppliers in our vitamins and nutritional supplements business, (iii) $2.6 million of income related to the value of an option received under a licensing arrangement, (iv) a $2.7 million charge related to a legal settlement of a nutritional segment commercial dispute arising from a distribution arrangement entered into in September 1996 and (v) a $4.3 million charge related to a legal settlement with Princeton BioMeditech Corporation, or PBM.

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

Net Loss Income.  We incurred a net loss of $16.8 million in 2006, while we incurred a net loss of $19.2 million in 2005. Net loss per common share available to common stockholders was $0.49 per basic and diluted common share in 2006, as compared to net loss of $0.79 per basic and diluted common share in 2005. The net loss in 2006 and 2005 resulted from the various factors as discussed above. See Note 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the calculation of net loss per common share.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, as discussed below, for the next 12 months. In the long run, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as we improve our operating margins, execute our restructuring plans, and grow our business through new product introductions, business acquisitions and by continuing to leverage our strong intellectual property position. We also expect to rely on our credit facilities to fund a portion of our capital needs and other commitments. We may also access public equity and debt markets where consistent with our strategic or financial objectives.

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

Summary of Changes in Cash Position

As of December 31, 2007, we had cash and cash equivalents of $414.7 million, a $343.6 million increase from December 31, 2006. Our primary sources of cash during the year ended December 31, 2007 included $1.1 billion in net proceeds from the issuance of our common stock in connection with our January and November 2007 equity offerings, as well as common stock issues under employee stock option and stock purchase plans, $324.2 million of net cash proceeds from P&G associated with the formation of our 50/50 joint venture, approximately $1.1 billion of cash from our refinancing activities, net of repayments related to our previous credit facilities and notes, and $88.8 million of cash generated by operating activities, offset by $141.9 million of restricted cash, of which $139.7 million was escrowed in connection with the acquisition of BBI. Investing activities during the year ended December 31, 2007 used a total of approximately $1.8 billion of cash and consisted primarily of $2.0 billion used for acquisitions, $74.6 million used for the purchase of capital equipment and other assets, offset by $324.2 million of net cash proceeds from P&G, associated with the formation of our 50/50 joint venture. Fluctuations in foreign currencies favorably impacted our cash balance by $9.0 million during the year ended December 31, 2007.

Operating Cash Flows

Net cash provided by operating activities during 2007 was $88.8 million, an increase of $54.5 million over the prior year. The net cash provided by operating activities resulted from $308.1 million of non-cash items, $22.2 million of cash provided by decreases in net working capital during the period, offset by our loss of $241.5 million. The $308.1 million of non-cash items included, among other various items, a $173.8 million charge associated with the write-off of purchased IPR&D in connection with our acquisitions of Biosite and Diamics, Inc., or Diamics, $98.7 million related to depreciation and amortization and $52.2 million related to non-cash stock-based compensation expense.

Investing Cash Flows

During 2007, we paid $2.0 billion in cash for acquisitions and transaction-related costs, net of cash acquired, primarily with respect to our acquisitions of Instant, Biosite, Alere, Redwood and ParadigmHealth.

On March 12, 2007, we acquired 75% of the issued and outstanding capital stock of Instant, a privately-owned distributor of rapid drugs of abuse diagnostic products used in the workplace, criminal justice and other testing markets. On December 28, 2007, we acquired the remaining 25%. The aggregate purchase price was $60.8 million, which consisted of $30.6 million in cash, common stock with an aggregate fair value of $13.1 million, an $8.3 million cash payment and common stock with an aggregate fair value of $8.4 million to acquire the remaining 25% stock ownership, and $0.4 million in direct acquisition costs.

On June 29, 2007, we completed our acquisition of Biosite, a publicly-traded global medical diagnostic company utilizing a biotechnology approach to create products for the diagnosis of critical diseases and conditions. The preliminary aggregate purchase price was $1.8 billion, which consisted of $1.6 billion in cash, $68.8 million in estimated direct acquisition costs and $77.4 million of fair value associated with the outstanding fully-vested Biosite employee stock options which were exchanged for options to acquire our common stock as part of the transaction.

On November 16, 2007, we acquired Alere, a privately-held leading provider of care and health management services. The preliminary aggregate purchase price was $309.5 million, which consisted of $127.4 million in cash, common stock with an aggregate fair value of $161.1 million, $0.4 million for direct acquisition costs and $20.6 million of fair value associated with Alere employee stock options which were exchanged for options to acquire our common stock as part of the transaction. Under certain circumstances related to the price of our common stock, we may become obligated to pay up to an additional $9.3 million of cash or stock, at our election, six months after the closing of the acquisition, based on the remaining outstanding shares as of February 29, 2008. Payment of this contingent consideration will not impact the purchase price for this acquisition.

On December 20, 2007, we acquired Redwood, privately-owned drugs of abuse diagnostics and testing company. The preliminary aggregate purchase price was $53.8 million, which consisted of $53.3 million in cash and $0.5 million for direct acquisition costs.

On December 21, 2007, we acquired ParadigmHealth, a privately-owned leading provider of precise medical management to provide optimal health outcomes for acutely ill and clinically complex patients. The preliminary aggregate purchase price was $230.4 million, which consisted of $230.0 million in cash and $0.4 million for direct acquisition costs.

In addition to our acquisitions, during 2007, on May 17, 2007, we completed our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. At the closing, we transferred our related consumer diagnostic assets totaling $63.6 million, other than our manufacturing and core intellectual property assets, to the joint venture, and P&G acquired its interest in the joint venture for a cash payment of approximately $325.0 million.

Financing Cash Flows

On January 31, 2007, we sold an aggregate 6,900,000 shares of our common stock at $39.65 per share through an underwritten public offering, inclusive of 900,000 shares associated with the exercise of our underwriters’ option to purchase additional shares to cover over-allotments. Proceeds from the offering were approximately $261.3 million, net of issuance costs of $12.3 million, which include deductions for underwriting discounts and commissions and take into effect the reimbursement by the underwriters of a portion of our offering expenses. Of this amount, we used $44.9 million to repay all principal and accrued interest owing on the term loan under our senior credit facility, with the remainder of the net proceeds retained for working capital and other general corporate purposes.

On June 26, 2007, in connection with our acquisition of Biosite, we entered into a secured First Lien Credit Agreement and a secured Second Lien Credit Agreement (collectively, the “Credit Agreements”) with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and certain related guaranty and security agreements. On November 15, 2007 the First Lien Credit Agreement was amended. The amended First Lien Credit Agreement provides for term loans in the aggregate amount of $975.0 million and, subject to our continued compliance with the First Lien Credit Agreement, a $150.0 million revolving line of credit. As of December 31, 2007, the term loans and the revolving line of credit under the First Lien Credit Agreement bore interest at 6.88% and 8.5%, respectively. The term loan under the Second Lien Credit Agreement bore interest at 9.09%. The Second Lien Credit Agreement provides for term loans in the aggregate amount of $250.0 million. As of December 31, 2007, aggregate borrowings amounted to $1.2 billion under the term loans. We had no borrowings under the revolving line of credit at December 31, 2007. Interest expense related to our new credit facility which included the term loans and revolving line of credit for the year ended December 31, 2007, including amortized deferred costs, was $54.3 million. As of December 31, 2007, we were in compliance with all debt covenants related to the above debt, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.

Simultaneously, with our entry into the Credit Agreements, we terminated our existing third amended and restated credit agreement dated June 30, 2005 (the “Prior Credit Agreement”). We had no outstanding loans under the Prior Credit Agreement at the time it was terminated.

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

Additionally, we received proceeds from the May 14, 2007 sale of $150.0 million principal amount of 3% senior subordinated convertible notes due 2016 (the “Convertible Notes”) in a private placement to qualified institutional buyers to help finance the Biosite acquisition. At the initial conversion price of $52.30, the Convertible Notes are convertible into an aggregate 2,868,120 shares of our common stock. The conversion price is subject to adjustment one year from the date of sale if the 30 day volume-weighted average trading price of our common stock as of such date is lower than $40.23, subject to a floor of $40.23, or from time to time in the event of stock splits, stock dividends, recapitalizations and other similar events. The conversion price is also subject to a make-whole payment in the form of an adjustment to the conversion price in the event of a fundamental change (as defined in the Indenture). Interest accrues at 3% per annum, compounded daily, on the outstanding principal amount and is payable in arrears on May 15th and November 15th, which will start on November 15, 2007. Interest expense for the year ended December 31, 2007, including amortized deferred costs, was $3.1 million.

In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and have a maturity date of September 28, 2010. These interest rate swap contracts will pay us variable interest at the three-month LIBOR rate, and we will pay the counterparties a fixed rate of 4.85%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate swap contracts were determined to be effective, and thus qualify as a cash flow hedge under SFAS No. 133. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying consolidated balance sheet until earnings are affected by the variability of cash flows. As of December 31, 2007, we recorded $9.5 million in other comprehensive income on the accompanying balance sheet.

On November 20, 2007, we sold an aggregate 13,634,302 shares of our common stock at $61.49 per share through an underwritten public offering. Certain of our officers also sold a total of 165,698 shares of common stock in the offering. Proceeds to us from the offering were approximately $806.9 million, net of issuance costs of $31.4 million, which include deductions for underwriting discounts and commissions and take into effect the reimbursement by the underwriters of a portion of our offering expenses.

As of December 31, 2007 we had an aggregate of $1.1 million in outstanding capital lease obligations which are payable through 2012.

Income Taxes

As of December 31, 2007, we had approximately $335.1 million of domestic NOL carryforwards and $31.2 million of foreign NOL carryforwards, respectively, which either expire on various dates through 2027 or can be carried forward indefinitely. These losses are available to reduce federal and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic NOL carryforward amount at December 31, 2007 included approximately $205.6 million of pre-acquisition losses at Alere, ParadigmHealth, Biosite, Cholestech, Diamics, HemoSense, IMN, Ischemia, Ostex and Advantage Diagnostics Corporation, or ADC. Prior to adoption of SFAS No. 141-R, Business Combinations, these losses were applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense. Upon adoption of SFAS No. 141-R, Business Combinations, the reduction of a valuation allowance is generally recorded to reduce our income tax expense. Also included in our domestic NOL carryforwards at

December 31, 2007 was approximately $10.2 million resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2007.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2007 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter

Long-term debt obligations(1)	$1,386,716	$10,353	$5,721	$81	$1,370,561
Capital lease obligations(2)	1,195	809	341	45	—
Operating lease obligations(3)	108,057	22,617	23,777	18,726	42,937
Long-term and other liabilities(4)	7,278	3,427	1,296	2,101	454
Minimum royalty obligations	240	220	20	—	—
Purchase obligations—capital expenditure	12,215	12,215	—	—	—
Purchase obligations—other(5)	69,821	68,257	1,564	—	—
Remaining obligations—Innovacon business(6)	6,000	6,000	—	—	—
Interest on debt(7)	37,677	4,500	9,000	9,000	15,177

Total	$1,629,199	$128,398	$41,719	$29,953	$1,429,129

(1)	See description of various financing arrangements in this section and Note 6 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	See Note 7 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	See Note 10(a) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	Included in long-term and other liabilities are $0.8 million in technology license payment obligations and $6.5 million in pension obligations. Our liability associated with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 has not been included in the table above, as we estimate payments annually.

(5)	Other purchase obligations relate to inventory purchases and other operating expense commitments.

(6)	In connection with our acquisition of the Innovacon business, we are obligated to make a $6.0 million payment for the remaining first territory business.

(7)	Amounts are based on our senior credit facilities. See Note 6 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

As of December 31, 2007, we had contingent consideration obligations related to our acquisitions of Alere, Binax, Bio-Stat, Clondiag, Diamics, First Check, Gabmed GmbH, or Gabmed, Matritech, Promesan S.r.l, or Promesan, and Spectral Diagnostics Private Limited (including its affiliate Source Diagnostics (India) Private Limited), or Spectral/Source. The contingent considerations will be accounted for as increases in the aggregate purchase prices if and when the contingencies occur and therefore have been excluded from the table above.

With respect to Alere, the terms of the acquisition provide for contingent consideration payable to each Alere stockholder who still owns shares of our common stock or retains the option to purchase shares of our common stock on the 6-month anniversary of the closing of the acquisition. The contingent consideration is equal to the number of such shares of our common stock or options to purchase our common stock held on the 6-month anniversary multiplied by the amount $58.31 exceeds the greater of the average price of our common stock for the 10 business days preceding the 6-month anniversary or 75% of $58.31. Accordingly, depending on the price of our common stock around the 6-month anniversary of the closing of the acquisition, we may become obligated to pay up to an additional $9.3 million of cash or stock, at our election, at that time, based on the remaining outstanding shares as of February 29, 2008. Payment of this contingent consideration will not impact the purchase price for this acquisition.

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

With respect to Bio-Stat, the terms of the acquisition provide for contingent cash consideration payable to the Bio-Stat shareholders if certain EBITDA (earnings before interest, taxes, depreciation and amortization) milestones are met for 2007. The EBITDA milestone was earned in 2007 and contingent consideration of $7.4 million was accrued as of December 31, 2007.

With respect to Clondiag, the terms of the acquisition agreement provide for $8.9 million of contingent consideration, consisting of 224,316 shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on Clondiag’s platform technology during the three years following the acquisition date. Successful completion of the first milestone occurred in the fourth quarter of 2007 for which we made a payment for $0.9 million and issued 56,079 shares of our common stock during the fourth quarter.

With respect to Diamics, the terms of the acquisition provide for contingent consideration payable upon the successful completion of certain milestones including development of business plans and marketable products. As of December 31, 2007, the remaining contingent consideration to be earned is approximately $2.3 million.

With respect to First Check, we will pay an earn-out to First Check equal to the incremental revenue growth of the acquired products for 2007 and for the first nine months of 2008, as compared to the immediately preceding comparable periods. As of December 31, 2007, the first period earn-out requirements were met resulting in accrued contingent consideration totaling $2.2 million.

With respect to Gabmed, the terms of the acquisition provide for contingent consideration totaling up to 750,000 euros payable in up to five equal annual amounts of 150,000 euros beginning in 2007 upon successfully meeting certain revenue and EBIT (earnings before interest and taxes) milestones in each of the respective periods. As of December 31, 2007, no milestones have been met.

With respect to Matritech, we will pay an earn-out to Matritech upon successfully meeting certain revenue targets in 2008. As of December 31, 2007, no milestones have been met.

With respect to Promesan, the terms of the acquisition provide for contingent consideration payable upon successfully meeting certain revenue targets. Total contingent consideration up to 0.6 million euros is payable in three equal annual amounts of 0.2 million euros beginning in 2007 and ending in 2009. The 2007 milestone was met and contingent consideration of $0.3 million was accrued as of December 31, 2007.

With respect to Spectral/Source, we will pay an earn-out equal to two times the consolidated revenue of Spectral/Source less $4.0 million, if the consolidated profits before tax of Spectral/Source is at least $0.9 million on the one year anniversary following the acquisition date. If consolidated profits before tax of Spectral/Source for the milestone period are less than $0.9 million, then the amount of the payment will be equal to seven times Spectral/Source’s consolidated profits before tax less $4.0 million. The contingent consideration is payable 60% in cash and 40% in stock.

Critical Accounting Policies

The consolidated financial statements included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The accounting policies discussed below are considered by our management and our audit committee to be critical to an understanding of our financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the notes to our audited consolidated financial statements for the year ended December 31, 2007 included elsewhere in this Annual Report on Form 10-K include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Revenue Recognition

We primarily recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collection is reasonably assured.

The majority of our revenue is derived from product revenue. We recognize revenue upon title transfer of the products to third-party customers, less a reserve for estimated product returns and allowances. Determination of the reserve for estimated product returns and allowances is based on our management’s analyses and judgments regarding certain conditions, as discussed below in the critical accounting policy “Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts.” Should future changes in conditions prove management’s conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be adversely affected.

Additionally, we generate services revenue in connection with contracts with leading healthcare organizations whereby we distribute clinical expertise through fee-based arrangements. Such arrangements provide compensation for services we provide based on the number of days a patient case is open or at a pre-determined fee for each patient managed. Revenue for fee-based arrangements is recognized over the period in which the services are provided. Some contracts provide that a portion of our fees are at risk if our customers do not achieve certain financial cost savings over a period of time, typically one year. Revenue subject to refund is not recognized if (i) sufficient information is not available to calculate performance measurements, or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as other current liabilities in the consolidated balance sheet, deferring recognition of the revenue until we establish that we have met the performance criteria. If we do not meet the performance targets at the end of the contractual period we are obligated under the contract to refund some or all of the at risk fees.

In connection with the acquisition of the Determine business in June 2005 from Abbott Laboratories, we entered into a transition services agreement with Abbott, whereby Abbott would continue to distribute the acquired products for a period of up to 30 months, subject to certain extensions. During the transition period, we recognized revenue on sales of the products when title transferred from Abbott to third party customers.

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

Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $48.9 million, $52.8 million and $51.2 million, or 6%, 10% and 13%, respectively, of net product and services revenue in 2007, 2006 and 2005, respectively, which have been recorded against product and services revenue to derive our net product and services revenue.

Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $163.4 million and $100.4 million, net of allowances for doubtful accounts of $12.2 million and $8.4 million, as of December 31, 2007 and December 31, 2006, respectively.

Valuation of Inventories

We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product and services revenue may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $148.2 million and $78.3 million, net of a provision for excess and obsolete inventory of $8.1 million and $8.2 million, as of December 31, 2007 and 2006, respectively.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of December 31, 2007, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $267.9 million, $2.1 billion and $1.3 billion, respectively.

Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions of intellectual property. The values we record for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require us to provide significant estimates and assumptions which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (i) future expected cash flows from product and services revenue, customer contracts and acquired developed technologies and patents, (ii) expected costs to complete any in-process research and development projects and commercialize viable products and estimated cash flows from sales of such products, (iii) the acquired companies’ brand awareness and market position, (iv) assumptions about the period of time over which we will continue to use the acquired brand, and (v) discount rates. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets, as discussed below, may indicate impairment which will require us to record an impairment charge in the period in which we identify the impairment.

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

Valuation of Goodwill

We have goodwill balances related to our professional diagnostic and consumer diagnostic reporting units, which amounted to $2.1 billion and $51.2 million, respectively, as of December 31, 2007. As of September 30, 2007, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our professional diagnostic and consumer diagnostic reporting units were impaired. Because future cash flows and operating results used in the impairment review are based on management’s projections and assumptions, future events can cause such projections to differ from those used at September 30, 2007, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our review as of September 30, 2007, that would require us to reassess whether the carrying values of our goodwill have been impaired.

Valuation of Other Long-Lived Tangible and Intangible Assets

Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of December 31, 2007, future events could cause us to conclude otherwise.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $18.9 million as of December 31, 2007 due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our foreign businesses and certain U.S. net operating losses and tax credits. Included in this valuation allowance is $5.8 million for deferred tax assets of acquired companies, the future benefits of which will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense. Upon adoption of SFAS No. 141-R, Business Combinations, the reduction of a valuation allowance that pertains to the acquired companies is generally recorded to reduce our income tax expense. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.

This is a reduction from the valuation allowance of $107.6 million as of December 31, 2006. The decrease is primarily related to the approximately $383.9 million of U.S. jurisdiction non-current deferred tax liabilities recorded through purchase accounting related to the Biosite, Alere, HemoSense, ParadigmHealth, Cholestech, Redwood, Instant and QAS acquisitions during 2007. Due to this purchase accounting, we determined that approximately $83.0 million of valuation allowance relating to U.S. NOLs and other U.S. deferred tax assets should be released and recorded as a reduction of goodwill in the accompanying consolidated balance sheets.

On January 1, 2007 we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109. In accordance with FIN 48, we established reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. We are currently undergoing routine tax examinations by various state and foreign jurisdictions. Tax authorities periodically challenge certain transactions and deductions we reported on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

Loss Contingencies

In the section of this Annual Report on Form 10-K titled “Part I, Item 3, Legal Proceedings,” we have reported on material legal proceedings. In addition, because of the nature of our business, we may from time to time be subject to commercial disputes, consumer product claims or various other lawsuits arising in the ordinary course of our business, and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can result in counterclaims against us.

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

Recent Accounting Pronouncements

Recently Issued Standards

At its December 2007 meeting, the FASB ratified the consensus reached by the Emerging Issue Task Force (“EITF”) in EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF Issue No. 07-01 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently in the process of evaluating the impact of adopting this pronouncement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin (ARB) No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity and should therefore be reported as equity in the consolidated financial statements. The statement also establishes standards for presentation and disclosure of the non-controlling results on the consolidated income statement. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We continue to evaluate the impact that the adoption of SFAS No. 160 will have, if any, on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations. This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. Given our history of acquisition activity, we anticipate the adoption of SFAS No. 141-R to have a significant impact on our consolidated financial statements. Early adoption of this statement is not permitted.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB No 115. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is to be applied prospectively upon adoption. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has provided a one year deferral for the implementation for other non-financial assets and liabilities. Earlier application is encouraged. We continue to evaluate the impact that the adoption of SFAS No. 157 will have, if any, on our consolidated financial statements.

Recently Adopted Standards

We adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 18 for information pertaining to the effects of adoption on our consolidated balance sheet.

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

Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At December 31, 2007, our short-term investments approximated market value.

At December 31, 2007, we had a term loan in the amount of $970.5 million and a revolving line of credit available to us of up to $150.0 million, of which $0 was outstanding as of December 31, 2007, under our First Lien Credit Agreement. Interest on the term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line of credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.

At December 31, 2007, we also had a term loan in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on this term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.

In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and have a maturity date of September 28, 2010. These interest rate swap contracts will pay us variable interest at the three-month LIBOR rate, and we will pay the counterparties a fixed rate of 4.85%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate swap contracts were determined to be effective, and thus qualify as a cash flow hedge under SFAS No. 133. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying consolidated balance sheet until earnings are affected by the variability of cash flows.

Assuming no changes in our leverage ratio, which would affect the margin of the interest rates under the credit agreements, the effect of interest rate fluctuations on outstanding borrowings as of December 31, 2007 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase

Interest rates increase by 1 basis point	$12,205
Interest rates increase by 2 basis points	$24,410

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During 2007, the net impact of foreign currency changes on transactions was a loss of $1.6 million. Historically, we have not used derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures. However, during 2005 we entered into forward exchange contracts totaling $24.9 million with monthly maturity dates of

January 18, 2005 to February 15, 2006. Maturing forward exchange contracts were used to lock in U.S. dollar to British Pound Sterling (GBP) or U.S. dollar to Euro exchange rates and hedge anticipated intercompany sales. The change in value of the derivative was analyzed quarterly for changes in the spot and forward rates based on rates given by the issuing financial institution for each quarter end date. The effective portion of the gain or loss on the derivative is reported in other comprehensive income (“OCI”) during the period prior to the forecasted purchase or sale. For forecasted sales on credit, the amount of income ascribed to each forecasted period was reclassified from OCI to income or expense on the date of the sale. The income or cost ascribed to each period encompassed within the periods of the recognized foreign-currency-denominated receivable or payable was reclassified from OCI to income or expense at the end of each reporting period. The changes in the derivative instrument’s fair values from inception of the hedge were compared to the cumulative change in the hedged item’s fair value attributable to the risk hedged. Effectiveness was based on the change in the spot rates.

Gross margins of products we manufacture at our European plants and sell in U.S. dollars are also affected by foreign currency exchange rate movements. Our gross margin on total net product and services revenue was 47% in 2007. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2007, our gross margin on total net product and services revenue would have been 47.2%, 47.7% and 48.2%, respectively.

In addition, because a substantial portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. dollar (in which we report our consolidated financial results), our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. dollar. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net revenue and net income would have been lower by approximately the following amounts (in thousands):

	Approximate	Approximate
	Decrease in	Increase in
	Net Revenue	Net Loss

If, during 2007, the U.S. dollar was stronger by:
1%	$1,931	$77
5%	$9,654	$384
10%	$19,307	$767

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data, except for selected quarterly financial data which are summarized below, are listed under Item 15.(a) and have been filed as part of this report on the pages indicated.

The following table presents selected quarterly financial data for each of the quarters in the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	2007
	First	Second	Third	Fourth
	Quarter(2)	Quarter(3)	Quarter(4)	Quarter(5)

Net revenue	$158,979	$154,965	$237,636	$287,960
Gross profit	$78,338	$66,340	$110,298	$138,751
Net (loss) income	$6,305	$(54,674)	$(180,612)	$(12,510)
Net (loss) income per common share—basic and diluted(1)	$0.14	$(1.17)	$(3.74)	$(0.19)

	2006
	First	Second	Third	Fourth
	Quarter(6)	Quarter(7)	Quarter(8)	Quarter(9)

Net revenue	$127,821	$139,713	$144,912	$157,008
Gross profit	$52,254	$48,496	$61,145	$67,328
Net (loss) income	$(2,630)	$(10,556)	$(9,683)	$6,027
Net (loss) income per common share—basic and diluted(1)	$(0.09)	$(0.33)	$(0.27)	$0.15

(1)	Net (loss) income available to common stockholders and basic and diluted net (loss) income per common share are computed as consistent with the annual per share calculations described in Notes 2(n) and 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Included in net income for the first quarter of 2007 is $0.6 million related to the restructuring charge associated with the closure of our ABI operation, a $0.2 million charge to write-off deferred financing costs related to the payment of outstanding debt, and $1.6 million of non-cash stock-based compensation expense.

(3)	Included in net loss for the second quarter of 2007 is $0.4 million related to restructuring charges associated with the decision to close facilities and the formation of our joint venture with P&G, a $1.2 million charge related to an inventory adjustment in connection with the Biosite acquisition, a charge of $15.4 million associated with the write-off of debt origination costs and a prepayment premium paid upon early extinguishment of related debt, a $1.9 million foreign currency gain realized on the settlement of intercompany notes, and $47.3 million of non-cash stock-based compensation expense.

(4)	Included in net loss for the third quarter of 2007 is $0.5 million related to restructuring charges associated with the decision to close facilities and the formation of our joint venture with P&G, a $6.3 million charge related to an inventory adjustment in connection with the Biosite and Cholestech acquisitions, a write-off of $169.0 million associated with the value of purchased in-process R&D incurred in connection with the Biosite acquisition, and $3.3 million in non-cash stock-based compensation expense.

(5)	Included in net loss for the fourth quarter of 2007 is $5.2 million related to restructuring charges associated with the decision to close facilities and formation of our joint venture with P&G, a $0.8 million charge related to an inventory adjustment in connection with the Cholestech and HemoSense acquisitions, a write-off of $4.8 million associated with the value of purchased in-process R&D incurred in connection with the Diamics acquisition, a $3.9 million unrealized foreign currency loss associated with a cash escrow established in connection with the acquisition of BBI, and $5.3 million in non-cash stock-based compensation expense.

(6)	Included in net loss in the first quarter of 2006 is a $0.9 million charge related to the closure of our manufacturing facility in Galway, Ireland, a $1.2 million unrealized foreign exchange loss associated with the closure our Galway, Ireland facility and $1.3 million of non-cash stock-based compensation expense.

(7)	Included in net loss in the second quarter of 2006 is a $4.4 million restructuring charge, including $9.9 million primarily related to the closure of our ABI operation in San Diego, California, offset by income of $5.5 million related to a foreign exchange gain associated with the final closure of our manufacturing facility in Galway, Ireland, a $3.2 million net loss on disposition resulting from a $4.6 million loss associated with management’s decision to dispose of our Scandinavian research operation, offset by a $1.4 million gain on the sale of an idle manufacturing facility and $1.2 million of non-cash stock-based compensation expense.

(8)	Included in net loss in the third quarter of 2006 is a $5.0 million charge for the write-off of in-process research and development acquired in connection with the Clondiag acquisition, a $1.2 million restructuring charge related to the closure of our ABI operation, along with the write-off of fixed assets at other facilities impacted by our restructuring plans and $1.3 million of non-cash stock-based compensation expense.

(9)	Included in net income in the fourth quarter of 2006 is a $1.2 million restructuring charge associated with the closure of our ABI operation, a $0.3 million net loss on disposition resulting from the finalization of our disposition of our Scandinavian research operation and $1.6 million of non-cash stock-based compensation expense.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007.

In conducting management’s evaluation of the effectiveness of our company’s internal control over financial reporting, management excluded the acquisitions which were completed in 2007 which included ParadigmHealth, Inc., Redwood Toxicology Laboratories, Inc., Alere Medical, Inc., HemoSense, Inc., Cholestech Corporation, Biosite Incorporated, Instant Technologies, Inc., Matritech, Inc., Aska Diagnostic, Inc., Akubio, Biosystems S.A., Bio-Stat Healthcare Group, Spectral Diagnostics Private Limited and its affiliate Source Diagnostics (India) Private Limited, Diamics, Inc., Quality Assurance Services, Inc., Orange Medical, Promesan S.r.l., First Check Diagnostics LLC, Gabmed GmbH and Med-Ox Chemicals Limited. The contribution from these acquisitions represented approximately 34.0% and 10.0% of net revenue and total assets, respectively, as of and for the year ended December 31, 2007. Refer to Note 4 of the accompanying consolidated financial statements for further discussion of our acquisitions and their impact on our consolidated financial statements.

As indicated in its Attestation Report included below, BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in this report, has attested to the effectiveness of management’s internal control over financial reporting as of December 31, 2007.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Inverness Medical Innovations, Inc.:

We have audited Inverness Medical Innovations, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9a. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9a, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ParadigmHealth, Inc., Redwood Toxicology Laboratories, Inc., Alere Medical, Inc., HemoSense, Inc., Cholestech Corporation, Biosite Incorporated, Instant Technologies, Inc., Matritech, Inc., Aska Diagnostic, Inc., Akubio, Biosystems S.A., Bio-Stat Healthcare Group, Spectral Diagnostics Private Limited and its affiliate Source Diagnostics (India) Private Limited, Diamics, Inc., Quality Assurance Services, Inc., Orange Medical, Promesan S.r.l., First Check Diagnostics LLC, Gabmed GmbH and Med-Ox Chemicals Limited, which were all acquired in 2007, and which are all included in the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. The acquired entities constituted 10.0% and 34.0% of total assets and net revenue, respectively, as of and for the year ended December 31, 2007. Management did not assess the effectiveness of internal control over financial reporting of these acquired entities because of the timing of the acquisitions which were completed in 2007. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of above acquisitions.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inverness Medical Innovations, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
February 29, 2008

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2008 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference.

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

3.	Exhibits.

2.1		Sale Agreement, dated December 20, 2001, between Inverness Medical Innovations, Inc. (the “Company”) and Unilever U.K. Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 20, 2001)
2.2		Share Purchase Agreement, dated February 28, 2006, by and between Inverness Medical Switzerland Gmbh, Inverness Medical Innovations, Inc., CLONDIAG Beteiligungs-Gesellschaft GmbH, Eugen Ermantraut, Dr. Stefan Wölfl, Dr. Torsten Schulz, Prof. Dr. Albert Hinnen, Karl Fusseis, Prof. Dr. Michael Köhler and Thomas Ellinger (incorporated by reference to Exhibit 2.9 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
2.3		Agreement and Plan of Merger, dated as of May 17, 2007 by and among Inverness Medical Innovations, Inc., Inca Acquisition, Inc. and Biosite Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date May 17, 2007, filed on May 18, 2007)
2.4		Agreement and Plan of Reorganization dated as of June 4, 2007, among Inverness Medical Innovations, Inc., Iris Merger Sub, Inc. and Cholestech Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date June 4, 2007, filed on June 4, 2007)
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
3.2		Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2001)
3.3		Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
*3	.4	First Amendment to the Amended and Restated Certificate of Incorporation of the Company
3.5		Certificate of Correction to the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
4.1		Indenture, dated May 14, 2007, between the Company and U.S. Bank trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)
10.1		Post-Closing Covenants Agreement, dated as of November 21, 2001, by and among Johnson & Johnson, IMT, the Company, certain subsidiaries of IMT and certain subsidiaries of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.2		Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-67392))
10.3		Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-67392))
10.4		Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan — First Amendment (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.5		Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan — Second Amendment (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.6		Lease between WE 10 Southgate LLC and Binax, Inc. dated as of August 26, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

+10	.7	Research and Development Agreement, dated February 25, 2005, among ITI Scotland Limited and Inverness Medical Innovations, Inc., Stirling Medical Innovations Limited and Inverness Medical Switzerland GmbH (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005)
10.8		Form of Warrant for the Purchase of Shares of Common Stock of the Company issued pursuant to the Note and Warrant Purchase Agreement dated as of December 14, 2001 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 20, 2001)
10.9		Agreement, dated December 1, 1986, between Bernard Levere, Zelda Levere, Pioneer Pharmaceuticals, Inc. and Essex Chemical Corp. and Unconditional Guarantee by Essex Chemical Corp. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.10		Option to Assume and Extend Lease, dated as of February , 1995, between Bernard Levere, Zelda Levere and International Vitamin Corporation (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.11		Warrant for the Purchase of Shares of Common Stock of the Company, dated as of March 31, 2005, issued to Roger Piasio (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.12		Amendment No. 1 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-90530)
10.13		Form of Warrant Agreement issued pursuant to the Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated September 20, 2002)
10.14		Lease Agreement between Cholestech Corporation and the BIV Group dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007)
10.15		Lease Agreement Addendum No. One by and between Cholestech Corporation and BIV Group dated November 19, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007)
10.16		$1,050,000,000 First Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc, as Guarantor, The Lenders and L/C Issuers Party Hereto General Electric Capital Corporation, as Administrative Agent, Citizens Bank of Massachusetts, Fifth Third Bank and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Co-Documentation Agents and UBS Securities LLC, as Joint Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.17		$250,000,000 second Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, The Lenders General Electric Capital Corporation, as Administrative Agent and UBS Securities LLC, as Syndication Agent, Joint Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.18		First Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.19		Second Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.20		First Amendment to First Lien Credit Agreement dated as of November 15, 2007 among IM US Holdings, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2007)

+10	.21	Distribution Agreement between Biosite and Fisher Scientific Company L.L.C. effective January 1, 2006 (incorporated by reference to Exhibit 10.18 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.22	Semi-exclusive BNP Diagnostic License Agreement Between Biosite Diagnostics Incorporated and Scios, Inc. effective December 30, 1996 (incorporated by reference to Exhibit 10.19 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.23	First Amendment to Semi-exclusive BNP Diagnostic License Agreement between Biosite Incorporated and Scios, Inc. effective August 1, 1997 (incorporated by reference to Exhibit 10.20 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.24	Amendment #2 To Semi-exclusive BNP Diagnostic License Agreement Biosite Incorporated and Scios, Inc. effective August 30, 2002 (incorporated by reference to Exhibit 10.21 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.25	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.26	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.27		Option Agreement, dated as of May 17, 2007 among US CD LLC, SPD Swiss Precision Diagnostics GmbH, Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and Procter & Gamble RHD, Inc. (incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.28		Amendment No. 2 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.6 to Company’s Registration Statement on Form S-8, as amended (File No. 333-106996))
10.29		Amendment No. 3 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2005)
10.30		Rules of Inverness Medical Innovations, Inc. Inland Revenue Approved Option Plan (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
*10	.31	Rules of Inverness Medical Innovations, Inc. HM Revenue and Customs Approved Share Option Plan (2007) (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan)
10.32		Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.33		Form of Non-Qualified Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.34		Form of Incentive Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
+10	.35	Reagent Supply Agreement, dated June 30, 2005, by and between Abbott Laboratories, Inverness Medical Innovations, Inc. and Inverness Medical Japan, Ltd (incorporated by reference to Exhibit 10.9 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.36		Second Territory Letter Agreement, dated March 31, 2006, by and among Inverness Medical Innovations, Inc., ACON Laboratories, Inc., AZURE Institute, Inc., LBI, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd., Karsson Overseas Ltd., Jixun Lin and Feng Lin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 29, 2005, filed on October 4, 2005)

10.37		Subunderlease, dated February 15, 2007, between the Landlord, Unilever U.K. Central Resources Limited, the Tenant, Unipath Limited, and the Surety, Inverness Medical Innovations, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.38		Amendment No. 4 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.39		Amendment No. 5 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
*10	.40	Amendment No. 6 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan
*10	.41	Amendment No. 7 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan
10.42		Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (previously attached as Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on November 20, 2007)
10.43		Underwriting Agreement dated January 25, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, dated January 26, 2007)
10.44		Underwriting Agreement dated November 14, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, dated November 16, 2007)
14.50		Inverness Medical Innovations Business Conduct Guidelines (incorporated by reference to Exhibit 14.50 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
*21	.1	List of Subsidiaries of the Company as of February 29, 2008
*23	.1	Consent of BDO Seidman, LLP
*31	.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
*31	.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith.

+	We have omitted portions of this exhibit which have been granted confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.

Date: February 29, 2008

By:	/s/ Ron Zwanziger
Ron Zwanziger
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Zwanziger Ron Zwanziger	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2008

/s/ David Teitel David Teitel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2008

/s/ Carol R. Goldberg Carol R. Goldberg	Director	February 29, 2008

/s/ Robert P. Khederian Robert P. Khederian	Director	February 29, 2008

/s/ John F. Levy John F. Levy	Director	February 29, 2008

/s/ Jerry McAleer Jerry McAleer	Director	February 29, 2008

/s/ John A. Quelch John A. Quelch	Director	February 29, 2008

/s/ David Scott David Scott	Director	February 29, 2008

/s/ Peter Townsend Peter Townsend	Director	February 29, 2008

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Inverness Medical Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of Inverness Medical Innovations, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inverness Medical Innovations, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 18 of the financial statements, the Company adopted the provisions of the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 29, 2008, expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
February 29, 2008

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	2007	2006	2005

Net product sales	$794,187	$552,130	$406,457
Services revenue	23,374	—	—

Net product and services revenue	817,561	552,130	406,457
License and royalty revenue	21,979	17,324	15,393

Net revenue	839,540	569,454	421,850
Cost of revenues	445,813	340,231	269,538

Gross profit	393,727	229,223	152,312
Operating expenses:
Research and development (Note 11)	69,547	48,706	30,992
Purchase of in-process research and development (Note 13)	173,825	4,960	—
Sales and marketing	165,328	94,445	72,103
General and administrative	158,438	71,243	59,990
Loss on dispositions, net (Note 23)	—	3,498	—

Operating (loss) income	(173,411)	6,371	(10,773)
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs (Note 6)	(83,025)	(26,570)	(21,795)
Other income (expense), net	8,774	8,748	20,178

Loss before (benefit) provision for income taxes	(247,662)	(11,451)	(12,390)
(Benefit) provision for income taxes	(1,799)	5,727	6,819
Equity earnings of unconsolidated entities, net of tax (Note 12)	4,372	336	—

Net loss	$(241,491)	$(16,842)	$(19,209)

Net loss per common share—basic and diluted (Notes 2(n) and 14)	$(4.69)	$(0.49)	$(0.79)

Weighted average shares—basic and diluted	51,510	34,109	24,358

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$414,732	$71,104
Restricted cash	141,869	—
Marketable securities	2,551	—
Accounts receivable, net of allowances of $12,167 and $8,401 at December 31, 2007 and 2006, respectively	163,380	100,388
Inventories, net	148,231	78,322
Deferred tax assets	18,170	5,332
Income tax receivable	5,256	3,014
Prepaid expenses and other current assets	58,785	17,384

Total current assets	952,974	275,544
Property, plant and equipment, net	267,880	82,312
Goodwill	2,148,850	439,369
Other intangible assets with indefinite lives	43,097	68,107
Core technology and patents, net	432,583	87,732
Other intangible assets, net	872,086	83,794
Deferred financing costs, net, and other non-current assets	51,747	13,218
Investments in unconsolidated entities	77,753	22,936
Marketable securities	20,432	12,681
Deferred tax assets	15,799	78

Total assets	$4,883,201	$1,085,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,320	$7,504
Current portion of capital lease obligations	776	584
Accounts payable	72,061	46,342
Accrued expenses and other current liabilities	174,935	87,801
Payable to joint venture	10,816	—

Total current liabilities	278,908	142,231

Long-term liabilities:
Long-term debt, net of current portion	1,366,395	194,473
Capital lease obligations, net of current portion	358	415
Deferred tax liabilities	325,308	23,984
Deferred gain on joint venture	293,078	—
Other long-term liabilities	29,225	10,530

Total long-term liabilities	2,014,364	229,402

Commitments and contingencies (Notes 7, 8 and 10)
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized: 2,667 shares
Issued: 2,527 shares at December 31, 2007 and 2006
Outstanding: none at December 31, 2007 and 2006	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 2,333 shares
Issued: none	—	—
Common stock, $0.001 par value
Authorized: 100,000 shares
Issued and outstanding: 76,784 shares at December 31, 2007 and 39,215 shares at December 31, 2006	77	39
Additional paid-in capital	2,937,143	826,987
Accumulated deficit	(368,560)	(127,069)
Accumulated other comprehensive income	21,269	14,181

Total stockholders’ equity	2,589,929	714,138

Total liabilities and stockholders’ equity	$4,883,201	$1,085,771

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Common Stock			Notes		Accumulated
		$0.001	Additional	Receivable		Other	Total	Total
	Number of	Par	Paid-in	From	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stockholders	Deficit	Income	Equity	Loss

BALANCE, DECEMBER 31, 2004	20,711	$21	$359,583	$(14,691)	$(91,018)	$17,521	$271,416
Issuance of common stock in connection with acquisitions and equity offering, net of issuance costs of $2,481	6,391	6	150,210	—	—	—	150,216
Exercise of common stock options and warrants and shares issued under employee stock purchase plan	395	—	5,185	—	—	—	5,185
Stock-based compensation related to grants of common stock options	—	—	169	—	—	—	169
Changes in cumulative translation adjustment	—	—	—	—	—	(10,300)	(10,300)	$(10,300)
Reclassification of gain related to sale of marketable securities	—	—	—	—	—	(169)	(169)	(169)
Net loss	—	—	—	—	(19,209)	—	(19,209)	(19,209)

Total comprehensive loss								$(29,678)

BALANCE, DECEMBER 31, 2005	27,497	$27	$515,147	$(14,691)	$(110,227)	$7,052	$397,308

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Continued)
(in thousands, except per share amounts)

	Common Stock			Notes		Accumulated
		$0.001	Additional	Receivable		Other	Total	Total
	Number of	Par	Paid-in	From	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Stockholders	Deficit	Income	Equity	Loss

BALANCE, DECEMBER 31, 2005	27,497	$27	$515,147	$(14,691)	$(110,227)	$7,052	$397,308
Issuance of common stock in connection with acquisitions and equity offering, net of issuance costs of $9,617	10,893	11	295,488	—	—	—	295,499
Exercise of common stock options and warrants and shares issued under employee stock purchase plan	825	1	10,330	—	—	—	10,331
Stock-based compensation related to grants of common stock options	—	—	5,455	—	—	—	5,455
Stock option income tax benefits	—	—	567	—	—	—	567
Repayment of notes receivable from stockholder options	—	—	—	14,691	—	—	14,691
Effect of adoption of SFAS No. 158	—	—	—	—	—	(3,738)	(3,738)
Changes in cumulative translation adjustment	—	—	—	—	—	10,823	10,823	$10,823
Unrealized gain on marketable securities	—	—	—	—	—	44	44	44
Net loss	—	—	—	—	(16,842)	—	(16,842)	(16,842)

Total comprehensive loss								$(5,975)

BALANCE, DECEMBER 31, 2006	39,215	$39	$826,987	$—	$(127,069)	$14,181	$714,138

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Continued)
(in thousands, except per share amounts)

	Common Stock				Accumulated
		$0.001	Additional		Other	Total	Total
	Number of	Par	Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Deficit	Income	Equity	Loss

BALANCE, DECEMBER 31, 2006	39,215	$39	$826,987	$(127,069)	$14,181	$714,138
Issuance of common stock in connection with acquisitions and equity offerings, net of issuance costs of $44,204	35,204	35	1,859,985	—	—	1,860,020
Exercise of common stock options and warrants and shares issued under employee stock purchase plan	2,365	3	55,095	—	—	55,098
Stock-based compensation related to grants of common stock options	—	—	57,480	—	—	57,480
Fair value of vested stock options exchanged in acquisitions	—	—	135,022	—	—	135,022
Stock option income tax benefits	—	—	2,574	—	—	2,574
Minimum pension liability adjustment	—	—	—	—	341	341	$341
Changes in cumulative translation adjustment	—	—	—	—	12,758	12,758	12,758
Unrealized loss on interest rate swap (Note 9)	—	—	—	—	(9,518)	(9,518)	(9,518)
Unrealized gain on marketable securities	—	—	—	—	3,507	3,507	3,507
Net loss	—	—	—	(241,491)	—	(241,491)	(241,491)

Total comprehensive loss							$(234,403)

BALANCE, DECEMBER 31, 2007	76,784	$77	$2,937,143	$(368,560)	$21,269	$2,589,929

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	2007	2006	2005

Cash Flows from Operating Activities:
Net loss	$(241,491)	$(16,842)	$(19,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest expense related to amortization and write-off of non-cash original issue discount and deferred financing costs	10,963	4,158	2,345
Non-cash loss (income) related to currency hedge	—	(217)	217
Non-cash stock-based compensation expense	52,210	5,455	169
Charge for purchased in-process research and development	173,825	4,960	—
Non-cash value on settlement of litigation	—	—	(2,593)
Impairment of long-lived assets	3,872	9,573	1,740
Loss (gain) on sale of fixed assets	59	(1,528)	263
Equity earnings of unconsolidated entities	(4,372)	(336)	—
Interest in minority investments	1,401	(299)	—
Depreciation and amortization	98,671	39,362	27,756
Deferred and other non-cash income taxes	(28,712)	(409)	5,969
Other non-cash items	197	714	141
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	47,018	(13,846)	10,404
Inventories, net	(1,463)	167	(4,047)
Prepaid expenses and other current assets	15,432	(86)	(7,598)
Accounts payable	(6,745)	210	6,201
Accrued expenses and other current liabilities	(33,893)	3,294	4,496
Other non-current liabilities	1,783	(60)	339

Net cash provided by operating activities	88,755	34,270	26,593

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(36,398)	(19,717)	(20,233)
Proceeds from sale of property, plant and equipment	264	2,244	241
Cash paid for acquisitions and transactional costs, net of cash acquired	(2,036,116)	(131,465)	(148,982)
Cash received, net of cash paid, from formation of joint venture	324,170	—	—
Cash paid for investments in minority interests and marketable securities	(10,177)	(25,817)	—
Increase in other assets	(28,273)	(4,077)	(1,787)

Net cash used in investing activities	(1,786,530)	(178,832)	(170,761)

Cash Flows from Financing Activities:
Increase in restricted cash	(141,869)	—	—
Cash paid for financing costs	(40,675)	(2,787)	(2,873)
Proceeds from issuance of common stock, net of issuance costs	1,122,852	234,961	97,440
Net (payments) proceeds under revolving line of credit	1,114,171	(47,879)	69,442
Proceeds from borrowings under notes payable	—	—	269
Repayments of notes payable	(22,326)	(20,000)	—
Repayments of notes receivable	—	14,691	—
Tax benefit on exercised stock options	867	567	—
Principal payments of capital lease obligations	(636)	(546)	(501)

Net cash provided by financing activities	2,032,384	179,007	163,777

Foreign exchange effect on cash and cash equivalents	9,019	2,389	(2,095)

Net increase in cash and cash equivalents	343,628	36,834	17,514
Cash and cash equivalents, beginning of year	71,104	34,270	16,756

Cash and cash equivalents, end of year	$414,732	$71,104	$34,270

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

Supplemental Cash Flow Information

Cash Paid for Interest and Income Taxes:

During fiscal 2007, 2006 and 2005, we made cash payments for interest totaling $65.0 million, $22.7 million and $19.3 million, respectively.

During fiscal 2007, 2006 and 2005, total net cash (received) paid for income taxes were $(31.5) million, $8.8 million and $4.1 million, respectively.

Non-cash Investing Activities:

During fiscal 2007, 2006 and 2005, we issued shares of our common stock and exchanged employee stock options in connection with several of our acquisitions (dollars in thousands):

				Employee Stock Options/
		Common Stock Issued		Restricted Stock Awards Exchanged
		Number of	Fair Value of	Number of	Fair Value of
Company Acquired	Date of Acquisition	Shares	Shares	Shares	Shares

Matritech, Inc.	December 12, 2007	616,671	$35,592	—	$—
Biosystems S.A.	December 11, 2007	33,373	$1,948	—	$—
Alere Medical, Inc.	November 16, 2007	2,654,590	$161,086	380,894	$20,614
HemoSense, Inc.	November 6, 2007	3,691,369	$226,415	380,732	$16,695
Cholestech Corporation	September 12, 2007	6,840,361	$329,774	733,077	$20,331
Spectral Diagnostics Private Limited(1)	July 27, 2007	40,186	$1,605	—	$—
Biosite Incorporated(2)	June 29, 2007	—	$—	753,863	$28,453
Quality Assurance Services, Inc.	June 7, 2007	273,642	$12,834	—	$—
Instant Technologies, Inc.	December 28, 2007	463,399	$21,530	—	$—
ABON BioPharm (Hangzhou) Co. Ltd. and ACON Laboratories	May 15, 2006	1,871,250	$53,052	—	$—
CLONDIAG chip technologies GmbH	February 28, 2006	299,477	$7,958	—	$—
Binax, Inc.	March 31, 2005	1,422,400	$35,213	—	$—

(1)	The acquisition of Spectral Diagnostics Private Limited also included its affiliate Source Diagnostics (India) Private Limited.

(2)	The value includes $2.6 million associated with net operating loss, or NOL, carryforwards related to stock options issued to Biosite Incorporated employees.

Non-cash Financing Activities:

During 2007, we recorded a non-cash charge to accumulated other comprehensive income of $9.5 million representing the change in fair market value of our interest rate swap agreement.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Basis of Presentation

By developing new capabilities in near-patient diagnosis, monitoring and health management, Inverness Medical Innovations, Inc. and subsidiaries enable individuals to take charge of improving their health and quality of life. A global leader in rapid point-of-care diagnostics, our products and services, as well as our new product development efforts, are focused in the areas of infectious disease, cardiology, oncology, drugs of abuse and women’s health. In addition, we manufacture a variety of vitamins and nutritional supplements that we market under our brands and those of private label retailers in the consumer market primarily in the United States.

Our business is organized into three primary operating segments: (i) professional diagnostic products, (ii) consumer diagnostic products and (iii) vitamins and nutritional supplements. The professional diagnostic products segment includes an array of innovative rapid diagnostic test products and other in vitro diagnostic tests marketed to medical professionals and laboratories for detection of infectious diseases, cardiac conditions, drugs of abuse and pregnancy. The consumer diagnostic products segment consists primarily of manufacturing operations related to our role as the exclusive manufacturer of products for SPD Swiss Precision Diagnostics, or SPD, our 50/50 joint venture with The Procter & Gamble Company, or P&G. SPD holds a leadership position in the worldwide over-the-counter pregnancy and fertility/ovulation test market. The vitamins and nutritional supplements segment includes branded and private label vitamins and nutritional supplements that are sold over-the-counter.

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

On May 17, 2007, we completed our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. At the closing, we transferred our related consumer diagnostic assets totaling $63.6 million, other than our manufacturing and core intellectual property assets, to the joint venture, and P&G acquired its interest in the joint venture for a cash payment of approximately $325.0 million. P&G will retain an option to require us to purchase its interest in the venture back at fair market value during the 60-day period beginning on the fourth anniversary of the closing. Our primary role in the collaboration will be to develop and manufacture consumer diagnostic products while P&G’s primary role will be to market, sell, and distribute existing and to-be-developed products. We will retain all rights with respect to the development and sale of cardiology diagnostic products and its professional point-of-care diagnostic businesses.

Following the completion of the transaction and the formation of the joint venture, we ceased to consolidate the operating results of our consumer diagnostic business, which represented $76.1 million of net product sales in 2007 (through the date the joint venture was formed), $171.6 million of net product sales in 2006 and $161.7 million of net product sales in 2005, and instead account for our 50% interest in the results of the joint venture under the equity method. In our capacity as the manufacturer of products for the joint venture, we will supply product to the joint venture and will record revenue on those sales. No gain on the proceeds that we received from P&G through the formation of the joint venture will be recognized in our financial statements until P&G’s option to require us to purchase its interest in the joint venture at market value expires after the fourth anniversary of the closing.

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

To prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, our management must make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from such estimates.

(b)	Foreign Currencies

We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. In general, the functional currencies of our foreign subsidiaries are the local currencies. For purpose of consolidating the financial statements of our foreign subsidiaries, all assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date while the stockholders’ equity accounts are translated at historical exchange rates. Translation gains and losses that result from the conversion of the balance sheets of the foreign subsidiaries into U.S. dollars are recorded to cumulative translation adjustment which is a component of accumulated other comprehensive income within stockholders’ equity (Note 17).

The revenue and expenses of our foreign subsidiaries are translated using the average rates of exchange in effect during each fiscal month during the year. Net realized and unrealized foreign currency exchange transaction losses of $1.6 million during 2007, gains of $2.6 million during 2006 and losses of $0.3 million during 2005, respectively, are included as a component of other income (expense), net in the accompanying consolidated statements of operations.

(c)	Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2007 and 2006.

(d)	Restricted Cash

We have restricted cash of $141.9 million as of December 31, 2007, of which $139.7 million represents a cash escrow established in connection with our January 2008 acquisition of BBI Holdings Plc, or BBI (Note 4).

(e)	Marketable Securities

We account for our investment in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as available-for-sale or trading are carried at estimated fair value, as determined by quoted market prices at the balance sheet date. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Unrealized holding gains and losses (except for other than temporary impairments) on securities classified as available for sale, are excluded from earnings and are reported in accumulated other comprehensive income,

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

net of related tax effects. Unrealized gains and losses on actively traded securities are included in earnings. Marketable securities that are held indefinitely are classified in our accompanying balance sheet as long term marketable securities.

(f)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and made up of raw material, work-in-process and finished goods. The cost elements of work-in-process and finished goods inventory consist of raw material, direct labor and manufacturing overhead. Where finished goods inventory is purchased from third-party manufacturers, the costs of such finished goods inventory represent the costs to acquire such inventory.

(g)	Property, Plant and Equipment

We record property, plant and equipment at historical cost or, in the case of a business combination, at fair value on the date of the business combination. Depreciation and amortization are computed using the straight-line method based on the following estimated useful lives of the related assets: machinery, laboratory equipment and tooling, 3-15 years; buildings, 20-40 years; leasehold improvements, lesser of remaining term of lease or estimated useful life of asset; computer software and equipment, 3-5 years and furniture and fixtures, 3-10 years. Land is not depreciated. Depreciation expense related to property, plant and equipment amounted to $28.3 million, $17.6 million and $14.9 million in 2007, 2006 and 2005, respectively. Expenditures for repairs and maintenance are expensed as incurred.

(h)	Goodwill and Other Intangible Assets with Indefinite Lives

We account for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are required to be tested for impairment annually, in lieu of being amortized, using a fair value approach at the reporting unit level. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill or any indefinite-lived intangible asset exceeds its implied fair value. Impairment losses shall be recognized in operating results.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, we may record impairment charges in the future. Our annual impairment review performed on September 30, 2007 did not indicate that goodwill or other indefinite-lived intangible assets related to our professional diagnostic products or to our consumer diagnostic products reporting units were impaired.

(i)	Impairment of Other Long-Lived Tangible and Intangible Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present with respect to long-lived tangible and intangible assets used in operations and undiscounted future cash flows are not expected to be sufficient to recover the assets’ carrying amount, additional analysis is performed as appropriate and the carrying value of the long-lived asset is reduced to the estimated fair value, if this is lower, and an impairment loss would be charged to expense in the period the impairment is identified. We

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

believe that the carrying values of our other long-lived tangible and intangible assets were realizable as of December 31, 2007.

(j)	Business Acquisitions

We account for acquired businesses using the purchase method of accounting as prescribed by SFAS No. 141, Business Combinations. Under the purchase method, the operating results of an acquired business are included in our consolidated financial statements starting from the consummation date of the acquisition. In addition, the assets acquired and liabilities assumed must be recorded at the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but are inherently uncertain.

We generally employ the income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product life cycles, economic barriers to entry, a brand’s relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Other significant estimates associated with the accounting for acquisitions include exit costs. We have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. Our restructuring activities include the elimination of duplicate facilities, reductions in staffing levels, and other costs associated with exiting certain activities of the businesses we acquire. Provided certain criteria are met, the estimated costs associated with these restructuring activities are treated as assumed liabilities, consistent with the guidance of Emerging Issue Task Force (“EITF”) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Our estimates and assumptions associated with these restructuring activities may change as we execute approved plans. Decreases to the estimated costs are generally recorded as an adjustment to goodwill. Increases to the estimates are generally recorded as an adjustment to goodwill during the purchase price allocation period (generally within one year of the acquisition date) and as operating expenses thereafter.

Any common stock issued in connection with our acquisitions is determined based on the average market price of our common stock pursuant to EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

Some of our acquisitions have involved an exchange of employee stock options and restricted stock awards. Accordingly, we have accounted for these exchanges within a purchase business combination under the guidance of SFAS No. 123-R. In general, to the extent that the fair value of our awards approximate the fair value of the acquired-company awards, the fair value of the awards has been recognized as a component of the purchase price. The fair value of unvested or partially-vested awards is allocated between the vested and unvested portions of the awards. The fair value of the unvested portion is deducted from the purchase price and recognized as compensation cost as that portion vests.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

(k)	Income Taxes

We follow the provisions of SFAS No. 109, Accounting for Income Taxes, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The provisions of SFAS No. 109 also require the recognition of future tax benefits such as net operating loss, or NOL, carryforwards, to the extent that the realization of such benefits is more likely than not. To the extent that it is not likely that we will realize such benefits, we must establish a valuation allowance against the related deferred tax assets (Note 18).

We follow the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”). In accordance with FIN 48, we recognize the benefit of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position (Note 2(r) and 18).

(l)	Revenue Recognition

We primarily recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collection is reasonably assured.

The majority of our revenue is derived from product revenue. We recognize revenue upon title transfer of the products to third-party customers, less a reserve for estimated product returns and allowances. Determination of the reserve for estimated product returns and allowances is based on our management’s analyses and judgments regarding certain conditions, as discussed below in the critical accounting policy “Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts.” Should future changes in conditions prove management’s conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be adversely affected.

Additionally, we generate services revenue, which to date is immaterial, in connection with contracts with leading healthcare organizations whereby we distribute clinical expertise through fee-based arrangements. Such arrangements provide compensation for services we provide based on the number of days a patient case is open or at a pre-determined fee for each patient managed. Revenue for fee-based arrangements is recognized over the period in which the services are provided. Some contracts provide that a portion of our fees are at risk if our customers do not achieve certain financial cost savings over a period of time, typically one year. Revenue subject to refund is not recognized if (i) sufficient information is not available to calculate performance measurements, or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as other current liabilities in the consolidated balance sheet, deferring recognition of the revenue until we establish that we have met the performance criteria. If we do not meet the performance targets at the end of the contractual period we are obligated under the contract to refund some or all of the at risk fees.

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

(m)	Employee Stock-Based Compensation Arrangements

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

For stock options granted prior to the adoption of SFAS No. 123-R, if expense for stock-based compensation had been determined under the fair value method of the original SFAS 123 for the year ended December 31, 2005, our net loss per common share would have been adjusted to the following pro forma amounts (in thousands, except for per share data):

2005

Net loss—as reported	$(19,209)
Stock-based employee compensation—as reported	139
Pro forma stock-based employee compensation	(6,366)

Net loss—pro forma	$(25,436)

Net loss per common share—basic and diluted
Net loss per common share—as reported	$(0.79)
Stock-based employee compensation—as reported	0.01
Pro forma stock-based employee compensation	(0.26)

Net loss per common share—pro forma	$(1.04)

Our stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date of the award. The options typically vest over a four-year period, beginning on the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing method. We use historical data to estimate the expected price volatility and the expected forfeiture rate. For the years ended December 31, 2007 and 2006, we have chosen to employ the simplified method of calculating the expected option term, which averages an award’s weighted average vesting period and its contractual term. The contractual term of our stock option awards is ten years. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant with a remaining term equal to the expected term of the option. We have not made any dividend payments nor do we have plans to pay dividends in the foreseeable future.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

(n)	Net (Loss) Income per Common Share

Net (loss) income per common share, computed in accordance with SFAS No. 128, Earnings per Share, is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year (Note 14).

(o)	Other Operating Expenses

We expense advertising costs as incurred. In 2007, 2006 and 2005, advertising costs amounted to $16.3 million, $23.0 million and $21.7 million, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Shipping and handling costs are included in cost of revenues in the accompanying consolidated statements of operations. Additionally, to the extent that we charge our customers for shipping and handling costs, these costs are recorded as product revenues.

(p)	Concentration of Credit Risk, Off-Balance Sheet Risks and Other Risks and Uncertainties

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

At December 31, 2007, one individual customer accounts receivable balance outstanding was in excess of 10% of the gross accounts receivable balance. No individual customer accounts receivable balance outstanding were in excess of 10% of the gross accounts receivable balance at December 31, 2006. During 2007, we had one customer that represented 17% of our net revenue, and purchased our professional diagnostic products. During 2005, we had one customer that represented 10% of our net revenue, and purchased both our professional diagnostic products and our consumer diagnostic products. During 2006, no customer represented greater than 10% of our net revenue.

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

(q)	Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at December 31, 2007 and 2006 consisted of cash equivalents, marketable securities, accounts receivable, accounts payable, debt and our interest rate swap contract. The estimated fair value of these financial instruments approximates their carrying values at December 31, 2007 and 2006. The estimated fair values have been determined through information obtained from market sources. We account for our derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments, including SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

(r)	Recent Accounting Pronouncements

Recently Issued Standards

At its December 2007 meeting, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF Issue No. 07-01 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently in the process of evaluating the impact of adopting this pronouncement.

In December 2007, the FASB issues SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity and should therefore be reported as equity in the consolidated financial statements. The statement also establishes standards for presentation and disclosure of the non-controlling results on the consolidated income statement. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We continue to evaluate the impact that the adoption of SFAS No. 160 will have, if any, on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations. This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. Given our history of acquisition activity, we anticipate the adoption of SFAS No. 141-R to have a significant impact on our consolidated financial statements. Early adoption of this statement is not permitted.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB No 115. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is to be applied prospectively upon adoption. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has provided a one year deferral for the implementation for other non-financial assets and liabilities. Earlier application is encouraged. We continue to evaluate the impact that the adoption of SFAS No. 157 will have, if any, on our consolidated financial statements.

Recently Adopted Standards

We adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 18 for information pertaining to the effects of adoption on our consolidated balance sheet.

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

(3)	Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets consist of (in thousands):

	December 31,
	2007	2006

Inventories, net:
Raw materials	$45,111	$29,372
Work-in-process	40,184	19,080
Finished goods	62,936	29,870

	$148,231	$78,322

Property, plant and equipment, net:
Machinery, laboratory equipment and tooling	$134,776	$81,198
Land and buildings	132,512	18,582
Leasehold improvements	29,032	20,870
Computer software and equipment	34,857	11,063
Furniture and fixtures	16,301	4,515

	347,478	136,228
Less: Accumulated depreciation and amortization	(79,598)	(53,916)

	$267,880	$82,312

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Other Balance Sheet Information (Continued)

	December 31,
	2007	2006

Accrued expenses and other current liabilities:
Compensation and compensation-related	$55,397	$13,395
Advertising and marketing	6,308	9,743
Professional fees	23,436	5,291
Interest payable	2,436	6,234
Royalty obligations	8,221	4,923
Deferred revenue	5,337	6,685
Taxes payable	39,778	8,864
Acquisition-related obligations	22,375	17,655
Other	11,647	15,011

	$174,935	$87,801

(4)	Business Combinations

(a)	Acquisitions in 2007

(i)	Acquisition of ParadigmHealth

On December 21, 2007, we acquired ParadigmHealth, Inc., or ParadigmHealth, a privately-owned leading provider of precise medical management to provide optimal health outcomes for acutely ill and clinically complex patients. The preliminary aggregate purchase price was $230.4 million, which consisted of $230.0 million in cash and $0.4 million for direct acquisition costs. The operating results of ParadigmHealth are included in our professional diagnostic products reporting unit and business segment.

A summary of the preliminary purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$26,813
Property, plant and equipment	2,685
Goodwill	184,425
Intangible assets	37,700
Other non-current assets	34,662

Total assets acquired	286,285

Current liabilities	18,265
Non-current liabilities	37,664

Total liabilities assumed	55,929

Net assets acquired	230,356
Less:
Acquisition costs	356

Cash consideration	$230,000

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

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$3,200	1-6 years
Trademarks	1,000	10 years
Customer relationships	33,500	10 years

Total intangible assets with finite lives	$37,700

(ii)	Acquisition of Redwood

On December 20, 2007, we acquired Redwood Toxicology Laboratories, Inc., or Redwood, a privately-owned drugs of abuse diagnostics and testing company. The preliminary aggregate purchase price was $53.8 million, which consisted of $53.3 million in cash and $0.5 million for direct acquisition costs. In addition, we assumed and paid debt of $47.7 million. The operating results of Redwood are included in our professional diagnostic products reporting unit and business segment.

A summary of the preliminary purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$11,234
Property, plant and equipment	5,653
Goodwill	74,364
Intangible assets	30,600
Other non-current assets	49

Total assets acquired	121,900

Current liabilities	2,947
Non-current liabilities	65,182

Total liabilities assumed	68,129

Net assets acquired	53,771
Less:
Acquisition costs	510

Cash consideration	$53,261

We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes. The allocation of purchase price remains subject to potential adjustments.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Trademarks	$5,800	10 years
Customer relationships	24,800	10 years

Total intangible assets with finite lives	$30,600

(iii)	Acquisition of Alere

On November 16, 2007, we acquired Alere Medical, Inc., or Alere, a privately-held leading provider of care and health management services. The preliminary aggregate purchase price was $309.5 million, which consisted of $127.4 million in cash, common stock with an aggregate fair value of $161.1 million, $0.4 million for direct acquisition costs and $20.6 million of fair value associated with Alere employee stock options which were exchanged as part of the transaction. The operating results of Alere are included in our professional diagnostic products reporting unit and business segment.

With respect to Alere, the terms of the acquisition provide for contingent consideration payable to each Alere stockholder who still owns shares of our common stock or retains the option to purchase shares of our common stock on the 6-month anniversary of the closing of the acquisition. The contingent consideration is equal to the number of such shares of our common stock or options to purchase our common stock held on the 6-month anniversary multiplied by the amount $58.31 exceeds the greater of the average price of our common stock for the 10 business days preceding the 6-month anniversary date or 75% of $58.31. Accordingly, depending on the price of our common stock around the 6-month anniversary of the closing of the acquisition, we may become obligated to pay up to an additional $9.3 million of cash or stock, at our election, at that time, based on the remaining shares outstanding as of February 29, 2008. Payment of this contingent consideration will not impact the purchase price for this acquisition.

A summary of the preliminary purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$13,118
Property, plant and equipment	11,953
Goodwill	255,783
Intangible assets	55,500
Other non-current assets	5,535

Total assets acquired	341,889

Current liabilities	9,082
Non-current liabilities	23,312

Total liabilities assumed	32,394

Net assets acquired	309,495
Less:
Acquisition costs	443
Fair value of common stock issued (2,654,590 shares)	161,086
Fair value of stock options exchanged (380,894 options)	20,614

Cash consideration	$127,352

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes. The allocation of purchase price remains subject to potential adjustments.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$6,100	3-6 years
Trademarks	1,500	10 years
Customer relationships	46,300	9 years
Non-compete agreements	1,600	0.5-1 year

Total intangible assets with finite lives	$55,500

(iv)	Acquisition of HemoSense

On November 6, 2007, we acquired HemoSense, Inc., or Hemosense, a publicly-traded developer and marketer of point-of-care testing products for therapeutic drug monitoring. The preliminary aggregate purchase price was $243.6 million, which consisted of common stock with an aggregate fair value of $226.4 million, $0.5 million for direct acquisition costs and $16.7 million of fair value associated with HemoSense employee stock options which were exchanged as part of the transaction. The operating results of HemoSense are included in our professional diagnostic products reporting unit and business segment.

A summary of the preliminary purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$23,484
Property, plant and equipment	1,936
Goodwill	152,409
Intangible assets	100,670
Other non-current assets	232

Total assets acquired	278,731

Current liabilities	14,244
Non-current liabilities	20,853

Total liabilities assumed	35,097

Net assets acquired	243,634
Less:
Acquisition costs	524
Fair value of common stock issued (3,691,369 shares)	226,415
Fair value of stock options exchanged (380,732 options)	16,695

Cash consideration	$—

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

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$24,130	10 years
Trademarks	7,100	10 years
Customer relationships	69,100	20 years
Non-compete agreements	300	1 year
Internally-developed software	40	10 years

Total intangible assets with finite lives	$100,670

(v)	Acquisition of Cholestech

On September 12, 2007, we acquired Cholestech Corporation, or Cholestech, a publicly-traded leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease and inflammatory disorders. The preliminary aggregate purchase price was $354.6 million, which consisted of common stock with an aggregate fair value of $329.8 million, $4.5 million for direct acquisition costs, and $20.3 million of fair value associated with the Cholestech employee stock options and restricted stock awards which were exchanged as part of the transaction. The operating results of Cholestech are included in our cardiology reporting unit of our professional diagnostic products business segment.

A summary of the preliminary purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$84,572
Property, plant and equipment	6,643
Goodwill	140,584
Intangible assets	203,850
Other non-current assets	378

Total assets acquired	436,027

Current liabilities	12,361
Non-current liabilities	69,092

Total liabilities assumed	81,453

Net assets acquired	354,574
Less:
Acquisition costs	4,469
Fair value of common stock issued (6,840,361 shares)	329,774
Fair value of stock options/awards exchanged (733,077 options/awards)	20,331

Cash consideration	$—

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

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$83,810	13 years
Trademarks	20,590	10 years
Customer relationships	99,250	26 years
Internally-developed software	200	7 years

Total intangible assets with finite lives	$203,850

(vi)	Acquisition of Biosite

On June 29, 2007, we completed our acquisition of Biosite Incorporated, or Biosite, a publicly-traded global medical diagnostic company utilizing a biotechnology approach to create products for the diagnosis of critical diseases and conditions. The preliminary aggregate purchase price was $1.8 billion, which consisted of $1.6 billion in cash, $68.8 million in estimated direct acquisition costs and $77.4 million of fair value associated with Biosite employee stock options which were exchanged as part of the transaction. In connection with our acquisition of Biosite, we also recorded $45.2 million of compensation expense associated with unvested stock options. The operating results of Biosite are included in our cardiology reporting unit of our professional diagnostic products business segment.

A summary of the preliminary purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$325,227
Property, plant and equipment	145,704
Goodwill	785,304
Intangible assets	665,280
In-process research and development	169,000
Other non-current assets	106,693

Total assets acquired	2,197,208

Current liabilities	126,063
Non-current liabilities	281,943

Total liabilities assumed	408,006

Net assets acquired	1,789,202
Less:
Acquisition costs	68,775
Cash settlement of vested stock options	51,503
Non-cash income tax benefits on stock options	2,574
Fair value of stock options exchanged (753,863 options)	25,879

Cash consideration	$1,640,471

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

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

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their and respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$239,080	5-19.5 years
Trademarks	78,100	10.5 years
Customer relationships	348,100	1.5-22.5 years

Total intangible assets with finite lives	$665,280

(vii)	Acquisition of Instant

On March 12, 2007, we acquired 75% of the issued and outstanding capital stock of Instant Technologies, Inc., or Instant, a privately-owned distributor of rapid drugs of abuse diagnostic products used in the workplace, criminal justice and other testing markets. On December 28, 2007, we acquired the remaining 25% interest, bringing the aggregate purchase price to $60.8 million, which consisted of $38.9 million in cash, common stock with an aggregate fair value of $21.5 million, and $0.4 million in direct acquisition costs. In addition, we assumed and paid debt of $4.9 million. The operating results of Instant are included in our professional diagnostic products reporting unit and business segment.

A summary of the preliminary purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$9,012
Property, plant and equipment	141
Goodwill	43,715
Intangible assets	28,520

Total assets acquired	81,388

Current liabilities	4,273
Non-current liabilities	16,334

Total liabilities assumed	20,607

Net assets acquired	60,781
Less:
Acquisition costs	355
Fair value of common stock issued (463,399 shares)	21,530

Cash consideration	$38,896

We expect that the amount allocated to goodwill will not be deductible for tax purposes. The allocation of purchase price remains subject to potential adjustments.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Trademarks	$3,170	5 years
Customer relationships	25,350	12 years

Total intangible assets with finite lives	$28,520

(viii)	Other acquisitions in 2007

During the year ended December 31, 2007, we acquired the following businesses for an aggregate purchase price of $175.8 million, in which we paid $109.9 million in cash, issued 963,872 shares of our common stock with an aggregate fair value of $52.0 million, incurred $4.0 million in direct acquisition costs, and accrued milestone payments totaling $9.9 million:

•	Matritech, Inc., or Matritech, located in Newton, Massachusetts and Freiburg, Germany, a biotechnology company principally engaged in the development, manufacturing, marketing, distribution and licensing of cancer diagnostic technologies and products

•	Aska Diagnostic, Inc., or Aska, located in Tokyo, Japan, a distributor of professional diagnostic products in Japan

•	the assets of Akubio, a research company located in Cambridge, England

•	90.91% share in Biosystems S.A., or Biosystems, located in Cali and Bogota, Columbia, a distributor of diagnostics tests, instruments and reagents throughout Colombia

•	Bio-Stat Healthcare Group, or Bio-Stat, located in Cheshire, United Kingdom, a privately-owned distributor of core laboratory and point-of-care diagnostic testing products to the U.K. marketplace

•	Spectral Diagnostics Private Limited and its affiliate Source Diagnostics (India) Private Limited, or Spectral/Source, located in New Delhi and Shimla, India, distributes professional diagnostic products in India

•	52.45% share in Diamics, Inc., or Diamics, located in Novato, California, a developer of molecular-based cancer screening and diagnostic systems

•	Quality Assurance Services, Inc., or QAS, located in Orlando, Florida, a privately-owned provider of diagnostic home tests and services in the U.S. marketplace

•	Orange Medical, or Orange, located in Tilburg, The Netherlands, a manufacturer and marketer of rapid diagnostic products to the Benelux marketplace

•	Promesan S.r.l., or Promesan, located in Milan, Italy, a distributor of point-of-care diagnostic testing products to the Italian marketplace

•	First Check Diagnostics LLC, or First Check, located in Lake Forrest, California, a privately-held diagnostics company in the field of home testing for drugs of abuse, including marijuana, cocaine, methamphetamines and opiates

•	the assets of Nihon Schering K.K., or NSKK, located in Japan, a diagnostic distribution business

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

•	Gabmed GmbH, or Gabmed, located in Nettetal, Germany, a distributor of point-of-care diagnostic testing products in the German marketplace

•	Med-Ox Chemicals Limited, or Med-Ox, located in Ottawa, Canada, a distributor of professional diagnostic testing products in the Canadian marketplace

A summary of the preliminary purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$37,187
Property, plant and equipment	4,328
Goodwill	106,323
Intangible assets	62,966
In-process research and development	4,826
Other non-current assets	1,960

Total assets acquired	217,590

Current liabilities	26,083
Non-current liabilities	15,721

Total liabilities assumed	41,804

Net assets acquired	175,786
Less:
Acquisition costs	4,025
Accrued earned milestones	9,922
Fair value of common stock issued (963,872 shares)	51,979

Cash consideration	$109,860

NSKK and Promesan are included in our professional and consumer diagnostic products reporting units and business segments; Matritech, Aska, Biosystems, Bio-Stat, Akubio, Spectral/Source, Orange, QAS, Gabmed and Med-Ox are included in our professional diagnostic products reporting unit and business segment; and First Check is included in our consumer diagnostic products reporting unit and business segment. Biosystems and Diamics are consolidated and included in our professional diagnostic products reporting unit and business segment. The 9.09% minority interest in Biosystems is recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2007. Goodwill has been recognized in the Matritech, Aska, Biosystems, Bio-Stat, Spectral/Source, Diamics, QAS, Orange, Gabmed, Promesan, First Check and Med-Ox transactions and amounted to approximately $106.3 million. Goodwill related to these acquisitions, with the exception of Matritech and First Check, is not deductible for tax purposes.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$734	13.5 years
Supplier relationships	3,882	15 years
Trademarks	7,827	5-10 years
License agreements	920	15 years
Customer relationships	46,654	5-20 years
Non-compete agreements	801	3-4 years
Internally-developed software	1,910	7 years

Total intangible assets with finite lives	62,728

Trademark	238	N/A

Total intangible assets with indefinite lives	238

Total intangible assets	$62,966

(b)	Acquisitions in 2006

(i)	Acquisition of the Innovacon business, including the ABON Facility

On March 31, 2006, we acquired the assets of ACON Laboratories’ business of researching, developing, manufacturing, marketing and selling lateral flow immunoassay and directly-related products in the United States, Canada, Europe (excluding Russia, the former Soviet Republics that are not part of the European Union and Turkey), Israel, Australia, Japan and New Zealand, or the Innovacon business. The preliminary aggregate purchase price was approximately $97.7 million which consisted of $55.1 million in cash, common stock with an aggregate fair value of $19.7 million, $12.9 million in estimated direct acquisition costs and an additional liability of $10.0 million which was paid in 2007, pursuant to the purchase agreement.

On May 15, 2006, as part of the Innovacon business we acquired a newly-constructed manufacturing facility in Hangzhou, China pursuant to the terms of our acquisition agreement with ACON Laboratories, Inc. and its affiliates. In connection with the acquisition of the new facility, we acquired ABON BioPharm (Hangzhou) Co., Ltd, or ABON, the direct owner of the new factory and now our subsidiary. The preliminary aggregate purchase price was approximately $20.8 million which consisted of $8.8 million in cash and common stock with an aggregate fair value of $12.0 million. In addition, pursuant to the acquisition agreement, we made an additional payment of $4.1 million in cash as a result of the amount of cash acquired, net of indebtedness assumed, which increased the preliminary aggregate purchase price to $24.9 million.

This acquisition also had contingent payments due if the attainment of certain milestones were met. We have made cash payments totaling $43.0 million and issued common stock with an aggregate fair value of $21.3 million as various milestones were achieved. This brings the aggregate purchase price for the Innovacon business, including the ABON facility to a total of $186.9 million. The operating results of the Innovacon business are included in our professional and consumer diagnostic products reporting units and business segments.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

A summary of the purchase price allocation for this acquisition including the ABON facility discussed above is as follows (dollars in thousands):

Current assets	$25,914
Property, plant and equipment	10,274
Goodwill	114,912
Intangible assets	48,000

Total assets acquired	199,100

Current liabilities	4,081
Non-current liabilities	8,125

Total liabilities assumed	12,206

Net assets acquired	186,894
Less:
Acquisition costs	12,954
Fair value of common stock issued (1,871,250 shares)	53,052

Cash consideration	$120,888

We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$16,200	7 years
Supplier relationships	3,300	1.8 years
Trademarks	800	10 years
Customer relationships	27,700	16.8-17.8 years

Total intangible assets with finite lives	$48,000

Additionally, in connection with the acquisition of the Innovacon business, we entered into an agreement for the purchase of ACON Laboratories’ lateral flow immunoassay sales and distribution business in all territories not included within the territories acquired in connection with our March 31, 2006 acquisition described above. Under the terms of this agreement, in the event that this business achieves a specified level of profitability, we will acquire this business in 2009 for a formulaic price based on the revenues and earnings of the business. Alternatively, we may elect not to complete the acquisition of the business in exchange for a payment equal to 15% of the purchase price that would have been due had we elected to complete the acquisition.

(ii)	Acquisition of Clondiag

On February 28, 2006, we acquired 67.45% of CLONDIAG chip technologies GmbH, or Clondiag, a privately-held company located in Jena in Germany which is developing a multiplexing technology for nucleic

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

acid and immunoassay-based diagnostics. Pursuant to the acquisition agreement, we purchased the remaining 32.55% on August 31, 2006. The aggregate purchase price was $23.1 million, which consisted of an initial cash payment of $11.9 million, common stock with an aggregate fair value of $5.8 million, a $5.3 million cash payment to acquire the remaining 32.55% stock ownership and $0.1 million in direct acquisition costs. Additionally, pursuant to the terms of the acquisition agreement, we have an obligation to settle existing employee bonus arrangements with the Clondiag employees totaling €1.1 million ($1.3 million). In connection with this obligation, we issued common stock with a fair value of $0.7 million to the employees of Clondiag and a cash payment of $0.5 million. As of December 31, 2006, our remaining obligation was $0.1 million. This obligation increased our aggregate purchase price to $24.4 million as of December 31, 2006 and resulted in additional goodwill.

In addition, the terms of the acquisition agreement provide for $8.9 million of contingent consideration, consisting of 224,316 shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on Clondiag’s platform technology during the three years following the acquisition date. This contingent consideration will be accounted for as an increase in the aggregate purchase price if and when the contingency occurs. During 2007, we paid cash of $0.9 million and issued 56,079 shares of our common stock with a fair value of $1.5 million in conjunction with Clondiag meeting one of the milestones mentioned above. This increased our aggregate purchase price to $26.8 million. The operating expenses of Clondiag, which consist principally of research and development activities, have been included in our corporate and other business segment

A summary of the purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$1,191
Property, plant and equipment	1,783
Goodwill	8,588
Intangible assets	11,310
In-process research and development	4,960
Other non-current assets	20

Total assets acquired	27,852

Current liabilities	1,045

Total liabilities assumed	1,045

Net assets acquired	26,807
Less:
Acquisition costs	92
Earned milestone paid in cash	917
Accrued obligation cost	100
Fair value of common stock issued (299,477 shares)	7,958

Cash consideration	$17,740

We have also evaluated certain in-process research and development projects and have expensed, as in-process research and development, those projects that have not yet attained technical feasibility. The amount expensed during the year ended December 31, 2006 was $5.0 million, and is included in research and development expense in our consolidated statement of operations.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$11,310	20 years

Total intangible assets with finite lives	$11,310

(c)	Acquisitions in 2005

(i)	Acquisition of BioStar

On September 30, 2005, we acquired Thermo BioStar, Inc., or BioStar, a leading developer and manufacturer of high-performance, rapid diagnostic tests, including tests for the detection of infectious diseases. The aggregate purchase price was $53.7 million, which consisted of $53.1 million in cash, $0.5 million in estimated direct acquisition costs and $0.1 million in estimated exit costs. The operating results of BioStar are included in our professional diagnostic products reporting unit and business segment.

A summary of the purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$7,902
Property, plant and equipment	1,695
Goodwill	30,836
Intangible assets	18,240

Total assets acquired	58,673

Current liabilities	5,023

Total liabilities assumed	5,023

Net assets acquired	53,650
Less:
Acquisition costs	550

Cash consideration	$53,100

Goodwill generated from this acquisition is fully deductible for tax purposes over 15 years.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$4,550	10 years
Trademark	2,730	10 years
Customer relationships	6,760	5 years

Total intangible assets with finite lives	14,040

Trademark	4,200	N/A

Total intangible assets with indefinite lives	4,200

Total intangible assets	$18,240

(ii)	Acquisition of IDT

On September 30, 2005, we acquired Innogenetics Diagnostica Y Terapeutica, S.A.U, or IDT, a Spanish distributor of diagnostic products. The aggregate purchase price was $20.3 million, which consisted of $11.7 million in cash, an $8.4 million working capital adjustment, which was paid during the fourth quarter of fiscal year 2005, and $0.2 million in estimated direct acquisition costs. The operating results of IDT are included in our professional diagnostic products reporting unit and business segment.

A summary of the purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$11,636
Property, plant and equipment	771
Goodwill	7,991
Intangible assets	4,100
Other non-current assets	61

Total assets acquired	24,559

Current liabilities	3,165
Non-current liabilities	1,050

Total liabilities assumed	4,215

Net assets acquired	20,344
Less:
Acquisition costs	237

Cash consideration	$20,107

We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Customer relationships	$4,100	8 years

Total intangible assets with finite lives	$4,100

(iii)	Acquisition of the Determine Business

On June 30, 2005, we acquired the Determine business which produces diagnostic tests that are designed to provide rapid qualitative results for detecting several diseases, including hepatitis, HIV 1/2 and syphilis. The aggregate purchase price was $58.1 million, which consisted of $56.5 million in cash and $1.6 million in estimated direct acquisition costs. The operating results of the Determine business are included in our professional diagnostic products reporting unit and business segment.

A summary of the purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$2,912
Property, plant and equipment	1,500
Goodwill	32,113
Intangible assets	25,300

Total assets acquired	61,825

Current liabilities	3,723

Total liabilities assumed	3,723

Net assets acquired	58,102
Less:
Acquisition costs	1,602

Cash consideration	$56,500

Goodwill resulting from this acquisition is deductible for tax purposes over lives varying from 10 to 25 years, depending on the tax jurisdiction.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Customer relationships	$12,000	10 years
Manufacturing know-how	4,300	11 years

Total intangible assets with finite lives	16,300

Core technology	500	N/A
Trademarks	8,500	N/A

Total intangible assets with indefinite lives	9,000

Total intangible assets	$25,300

(iv)	Acquisition of Binax

On March 31, 2005, we acquired Binax, Inc., or Binax, a privately-held developer, manufacturer and distributor of rapid diagnostic products for infectious disease testing, primarily related to the respiratory system. The aggregate purchase price was $44.7 million, which consisted of $9.0 million in cash, common stock with an aggregate fair value of $35.2 million and $0.5 million in estimated direct acquisition costs. The terms of the acquisition agreement also provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. This contingent consideration will be accounted for as an increase in the aggregate purchase price if and when the contingency occurs. During the third quarter of 2007, we paid and recorded $3.7 million related to the successful development of one of the qualifying products, which increased the aggregate purchase price to $48.4 million. The operating results of Binax are included in our professional diagnostic products reporting unit and business segment.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

A summary of the purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$11,335
Property, plant and equipment	2,421
Goodwill	18,535
Intangible assets	20,130
Other non-current assets	6,169

Total assets acquired	58,590

Current liabilities	2,076
Non-current liabilities	8,106

Total liabilities assumed	10,182

Net assets acquired	48,408
Less:
Acquisition costs	557
Earned milestone paid in cash	3,667
Fair value of common stock issued (1,422,400 shares)	35,213

Cash consideration	$8,971

We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their and respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$3,900	7 years
Customer relationships	11,700	13 years
Non-compete agreements	30	7 years

Total intangible assets with finite lives	15,630

Trademark	4,500	N/A

Total intangible assets with indefinite lives	4,500

Total intangible assets	$20,130

(v)	Acquisition of Ischemia

On March 16, 2005, we acquired Ischemia Technologies, Inc., or Ischemia, a privately held, venture-backed company that developed, manufactured and marketed the only FDA-cleared in vitro diagnostic test targeted on cardiac ischemia. The aggregate purchase price was $25.1 million, which consisted of common stock with an aggregate fair value of $22.7 million and estimated direct acquisition costs of $2.4 million. The operating results of Ischemia are included in our professional diagnostic products reporting unit and business segment.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

A summary of the purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$282
Property, plant and equipment	288
Goodwill	7,532
Intangible assets	19,400
Other non-current assets	7,790

Total assets acquired	35,292

Current liabilities	2,426
Non-current liabilities	7,760

Total liabilities assumed	10,186

Net assets acquired	25,106
Less:
Acquisition costs	2,357
Fair value of common stock issued (968,000 shares)	22,749

Cash consideration	$—

We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology and patents	$19,200	9-15 years
Customer relationships	200	11 years

Total intangible assets with finite lives	$19,400

(d)	Restructuring Plans Related to Business Combinations

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

following table summarizes the liabilities established for exit activities related to these acquisitions (in thousands):

	Severance	Facility	Total Exit
	Related	And Other	Activities

Balance at December 31, 2004	$1,454	$1,172	$2,626
Acquisitions	1,673	135	1,808
Payments	(1,491)	(368)	(1,859)
Currency adjustments	(147)	—	(147)

Balance at December 31, 2005	1,489	939	2,428
Payments	(172)	(150)	(322)
Currency adjustments	177	—	177

Balance at December 31, 2006	1,494	789	2,283
Acquisitions	19,823	1,327	21,150
Payments	(6,763)	(218)	(6,981)
Currency adjustments	25	—	25

Balance at December 31, 2007	$14,579	$1,898	$16,477

(i)	2007 Acquisitions

In conjunction with our acquisition of Biosite, we implemented an integration plan to improve efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Biosite organization, as activities were combined with our existing business operations. We recorded $13.2 million in exit costs, of which substantially all relate to change in control and severance costs to involuntarily terminate 135 employees in the Biosite organization. As of December 31, 2007, $6.8 million in exit costs remain unpaid and 7 employees remain to be terminated.

Additionally, we formulated a restructuring plan in connection with our integration of the Cholestech business consistent with our acquisition strategy to realize efficiencies and cost savings and recorded $4.3 million in exit costs related to change in control and severance costs to involuntarily terminate 29 employees, primarily executives. As of December 31, 2007, $4.0 million in exit costs remain unpaid and 10 employees remain to be terminated.

In conjunction with our acquisition of HemoSense, we formulated a restructuring plan to realize efficiencies and cost savings. We recorded $0.8 million in severance costs to involuntarily terminate 16 employees, primarily executives. As of December 31, 2007, $0.7 million in severance costs remain unpaid and 7 employees remain to be terminated.

In conjunction with our acquisition of ParadigmHealth, we recorded $1.6 million in severance costs to involuntarily terminate 4 executives. As of December 31, 2007, all severance costs remain unpaid and all employees have been terminated.

In conjunction with our acquisition of Matritech, we formulated a plan to exit the leased facility of Matritech in Newton, Massachusetts and recorded $1.2 million in facility exit costs. As of December 31, 2007, substantially all facility exit costs remain unpaid.

Although we believe our plans and estimated exit costs for our 2007 acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

(ii)	Other Acquisitions

During 2005, we established a restructuring plan in connection with our acquisition of BioStar and recorded restructuring costs of $0.1 million related to severance costs associated with a headcount reduction. The total number of employees to be involuntarily terminated was 9, of which all were terminated as of December 31, 2006. Of the costs recorded during 2005, all have been paid as of December 31, 2007.

In connection with our acquisition of Ischemia in March 2005, we established a restructuring plan whereby we exited the current facilities of Ischemia in Denver, Colorado and combined its activities with our existing manufacturing and distribution facilities during the third quarter of 2005. Total severance costs associated with involuntarily terminated employees were $1.6 million, of which all has been paid as of December 31, 2006. Costs to vacate the Ischemia facilities were $0.1 million, all of which has been paid as of December 31, 2007.

As a result of our acquisition of Ostex, we established a restructuring plan whereby we exited the facilities of Ostex in Seattle, Washington, and combined the activities of Ostex with our existing manufacturing and distribution facilities. The total number of employees to be involuntarily terminated under the restructuring plan was 38, of which all were terminated as of December 31, 2006. Total severance costs associated with involuntarily terminated employees were $1.6 million, all of which has been paid as of December 31, 2006. Costs to vacate the Ostex facilities are $0.5 million, of which $0.2 million has been paid as of December 31, 2006. Additionally, the remaining costs to exit the operations, primarily facilities lease commitments, were $1.9 million, of which $0.6 million remain unpaid as of December 31, 2007.

Immediately after the close of the acquisition, we reorganized the business operations of IMN to improve efficiencies and eliminate redundant activities on a company-wide basis. The restructuring affected all cost centers within the organization, but most significantly responsibilities at the sales and executive levels, as such activities were combined with our existing business operations. Also, as part of the restructuring plan, we relocated one of IMN’s warehouses to a closer proximity of the manufacturing facility to improve efficiency. Of the $1.6 million in total exit costs, which includes severance costs for 47 involuntarily terminated employees and costs to vacate the warehouse, substantially all has been paid as of December 31, 2007.

(e)	Recent and Pending Acquisitions

In January 2008, we acquired all the outstanding shares of Panbio Ltd, or Panbio, located in Brisbane Australia, which develops and manufactures diagnostic tests for use in the diagnosis and management of a broad range of infectious diseases, for a total purchase price of approximately $37.0 million in cash.

In February 2008, we acquired BBI, located in the United Kingdom, which specializes in the development and manufacture of non-invasive lateral flow. The purchase price consisted of cash of approximately £63.2 million (approximately $123.2 million) and approximately 251,085 shares of our common stock with a fair value of approximately $14.4 million. In addition, existing options to purchase BBI stock were assumed and converted into options to purchase approximately 360,000 shares of our common stock with a fair value of approximately $20.6 million.

In 2008, we entered into a definitive agreement pursuant to which we will acquire all outstanding shares of common stock of Matria Healthcare, Inc., or Matria, for consideration of (i) $6.50 per share and (ii) convertible preferred stock having a stated value of $32.50 per share (convertible under certain circumstances into common stock at $69.32, a premium of 30% over the prior five-day closing average price of our common stock) or, at our election, $39.00 in cash. The convertible preferred stock will be issued in a tax-deferred transaction and provides for a 3% dividend. The total transaction consideration is expected to be approximately $1.2 billion, consisting of approximately $900.0 million to acquire the Matria shares of

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

common stock and assumption of approximately $300.0 million of Matria’s indebtedness outstanding. The proposed transaction will take the form of an indirect acquisition through a merger of our newly formed, wholly-owned subsidiary with and into Matria. Matria, headquartered in Marietta, Georgia, is a national provider of health enhancement, disease management and high-risk pregnancy management programs and services. Through its Health Enhancement and Women’s and Children’s Health divisions, Matria provides services to more than 1,000 employers and managed-care organizations.

The completion of this transaction is subject to various closing conditions, including obtaining the approval of Matria shareholders and filings under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction is intended to qualify as a reorganization for federal income tax purposes.

(f)	Pro Forma Financial Information

The following table presents selected unaudited financial information of our company, including the Innovacon business and ABON, Instant, Biosite and Cholestech, as if the acquisitions of these entities had occurred on January 1, 2006. Pro forma results also reflect the impact of the formation of the joint venture for our consumer diagnostic business (Note 12(a)(i)) as if the joint venture had been formed on January 1, 2006. Pro forma results exclude adjustments for various other less significant acquisitions completed since January 1, 2006, as these acquisitions did not materially affect our results of operations. The pro forma results are derived from the historical financial results of the acquired businesses for all periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2006 (in thousands, except per share amounts):

	2007	2006
	(unaudited)

Pro forma net revenue	$1,009,961	$888,960

Pro forma net loss	$(39,435)	$(357,381)

Pro forma net loss per common share — basic and diluted(1)	$(0.70)	$(8.45)

(1)	Net loss per common share amounts are computed as described in Note 14.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Goodwill and Other Intangible Assets

The following is a summary of goodwill and other intangible assets as of December 31, 2007 (in thousands, except useful life):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Useful Life

Amortized intangible assets:
Core technology and patents	$476,609	$44,026	$432,583	1-20 years

Other intangible assets:
Supplier relationships	18,307	9,101	9,206	1.8-15 years
Trademarks and trade names	137,352	11,964	125,388	5-25 years
License agreements	10,105	8,167	1,938	5-8.5 years
Customer relationships	770,230	44,074	726,156	1.5-26 years
Manufacturing know-how	3,616	3,558	58	1-15 years
Other	10,938	1,598	9,340	0.5-10 years

Total other intangible assets	950,548	78,462	872,086

Total intangible assets with finite lives	$1,427,157	$122,488	$1,304,669

Intangible assets with indefinite lives:
Goodwill	$2,148,850	$—	$2,148,850
Other intangible assets	43,097	—	43,097

Total intangible assets with indefinite lives	$2,191,947	$—	$2,191,947

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Goodwill and Other Intangible Assets (Continued)

The following is a summary of goodwill and other intangible assets as of December 31, 2006 (in thousands, except useful life):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Useful Life

Amortized intangible assets:
Core technology and patents	$111,550	$23,818	$87,732	1-20 years

Other intangible assets:
Supplier relationships	14,320	6,093	8,227	10 years
Trademarks and trade names	18,440	7,867	10,573	5-25 years
License agreements	10,105	6,725	3,380	5-8.5 years
Customer relationships	72,190	14,338	57,852	1.5-17.8 years
Manufacturing know-how	7,800	4,076	3,724	10-15 years
Other	540	502	38	2-7 years

Total other intangible assets	123,395	39,601	83,794

Total intangible assets with finite lives	$234,945	$63,419	$171,526

Intangible assets with indefinite lives:
Goodwill	$439,369	$—	$439,369
Other intangible assets	68,107	—	68,107

Total intangible assets with indefinite lives	$507,476	$—	$507,476

We amortize intangible assets with finite lives using primarily the straight-line method over the above estimated useful lives of the respective intangible asset. We believe that the straight-line method is appropriate, as it approximates the pattern in which economic benefits are consumed in circumstances where such patterns can be reliably determined. In certain circumstances, such as certain customer relationship assets, accelerated amortization is recognized which reflect estimate of the cash flows. Amortization expense of intangible assets, which in the aggregate amounted to $62.1 million, $21.8 million and $12.9 million in 2007, 2006 and 2005, respectively, is included in cost of revenues, research and development and sales and marketing in the accompanying consolidated statements of operations. The allocation of amortization expense to the expense categories is based on the intended usage and the expected benefits of the intangible assets in relation to the expense categories.

The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years as of December 31, 2007 (in thousands):

2008	$124,938
2009	$124,261
2010	$118,015
2011	$108,767
2012	$101,160

In accordance with SFAS No. 142, we perform annual impairment tests of the carrying value of our goodwill by reporting unit. Our annual impairment review on September 30, 2007 did not indicate that

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Goodwill and Other Intangible Assets (Continued)

goodwill related to our professional diagnostic products and consumer diagnostic products reporting units were impaired.

We allocate goodwill by reporting unit based on the relative percentage of estimated future revenues generated for the respective reporting unit as of the acquisition date. Goodwill amounts allocated to our professional diagnostic products and consumer diagnostic products reporting units are summarized as follows (in thousands):

	Professional	Consumer
	Diagnostic	Diagnostic
	Products	Products	Total

Goodwill, at December 31, 2005	$237,036	$85,174	$322,210
Acquisitions(1)	113,849	304	114,153
Other(2)	2,476	530	3,006

Goodwill at December 31, 2006	353,361	86,008	439,369
Acquisitions(1)	1,731,051	8,940	1,739,991
Other(2)(3)	13,254	(43,764)	(30,510)

Goodwill at December 31, 2007	$2,097,666	$51,184	$2,148,850

(1)	Includes purchase accounting adjustments.

(2)	These amounts relate primarily to adjustments resulting from fluctuations in foreign currency exchange rates.

(3)	Includes amounts written off in connection with the formation of our 50/50 joint venture with P&G.

We generally expense costs incurred to internally develop intangible assets, except for costs that are incurred to establish patents and trademarks, such as legal fees for initiating, filing and obtaining the patents and trademarks. As of December 31, 2007, we had approximately $5.9 million of costs capitalized, net of amortization, in connection with establishing patents and trademarks which are included in other intangible assets, net, in the accompanying consolidated balance sheets. Upon the successful registration of the patents and trademarks, we commence amortization of such intangible assets over their estimated useful lives. Costs incurred to maintain the patents and trademarks are expensed as incurred.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	December 31,
	2007	2006

First Lien Credit Agreement	$970,500	$—
Second Lien Credit Agreement	250,000	—
3% Senior subordinated convertible notes	150,000	—
Senior credit facility	—	44,775
8.75% Senior subordinated notes	—	150,000
Lines-of-credit	3,730	6,785
Other	12,485	417

	1,386,715	201,977
Less: Current portion	(20,320)	(7,504)

	$1,366,395	$194,473

The following describes each of the above listed debt instruments:

(a)	First Lien Credit Agreement and Second Lien Credit Agreement

On June 26, 2007, in conjunction with our acquisition of Biosite, we entered into a First Lien Credit Agreement, or senior secured credit facility, and a Second Lien Credit Agreement, or junior secured credit facility, collectively, secured credit facility, with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and certain related guaranty and security agreements. The senior secured credit facility initially provided for term loans in the aggregate amount of $900.0 million and, subject to our continued compliance with the senior secured credit facility, a $150.0 million revolving line of credit. The junior secured credit facility provides for term loans in the aggregate amount of $250.0 million. We may repay any future borrowings under the senior secured credit facility revolving line of credit at any time, but in no event later than June 26, 2013. We must repay the entire junior facility term loan on June 26, 2015. As of December 31, 2007, the term loans and the revolving line of credit under the senior secured credit facility bore interest at 6.88% and 8.5%, respectively. The term loan under the junior secured credit facility bore interest at 9.09%.

On November 15, 2007, we amended the senior secured credit facility, increasing the total amount of credit available to us to $1,125,000,000 resulting from the increase in the term loans to the aggregate amount of $975.0 million. Additionally, under the amendment, we must repay the senior secured credit facility term loans as follows: (a) in two initial installments in the amount of $2,250,000 each on September 30, 2007 and December 31, 2007 (each of which installment payment has been made), (b) in twenty-five consecutive quarterly installments, beginning on March 31, 2008 and continuing through March 31, 2014, in the amount of $2,437,500 each and (c) in a final installment on June 26, 2014 in an amount equal to the then outstanding principal balance of the senior secured credit facility term loans.

As of December 31, 2007, aggregate borrowings amounted to $0 under the senior secured credit facility revolving line of credit and $1.2 billion under the term loans. Interest expense related to the secured credit facility for the year ended December 31, 2007, including amortized deferred financing costs, was $54.3 million. As of December 31, 2007, accrued interest related to the credit facilities amounted to $1.8 million. As of December 31, 2007, we were in compliance with all debt covenants related to the above debt, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Long-term Debt (Continued)

In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and have a maturity date of September 28, 2010. These interest rate swap contracts will pay us variable interest at the three-month LIBOR rate, and we will pay the counterparties a fixed rate of 4.85%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate swap contracts were determined to be effective, and thus qualify as a cash flow hedge under SFAS No. 133. As such, any changes in the fair market value of these interest rate swaps are recorded in accumulated other comprehensive income on the accompanying consolidated balance sheet until earnings are affected by the variability of cash flows. As of December 31, 2007, we recorded $9.5 million in accumulated other comprehensive income on the accompanying balance sheets.

(b)	3% Senior Subordinated Convertible Notes, Principal Amount $150.0 million

On May 14, 2007, we sold $150.0 million principal amount of 3% senior subordinated convertible notes due 2016 (the “Convertible Notes”) in a private placement to qualified institutional buyers. At the initial conversion price of $52.30, the Convertible Notes are convertible into an aggregate 2,868,120 shares of our common stock. The conversion price is subject to adjustment one year from the date of sale if the daily volume-weighted average price per share of our common stock for the thirty consecutive trading days ending May 9, 2008 is less than $40.23 (adjusted for any stock splits, stock dividends, recapitalizations and other similar events). In that event, the conversion rate will be adjusted to be the greater of 130% of such average or $40.23 (in each case adjusted for any stock splits, stock dividends, recapitalizations, or other similar events), but no such adjustment will decrease the then-applicable conversion rate. Any such adjustment will result in additional shares of our common stock becoming issuable upon conversion of our senior subordinated convertible rates. Interest accrues at 3% per annum, compounded daily, on the outstanding principal amount and is payable in arrears on May 15th and November 15th, which started on November 15, 2007. Interest expense for the year ended December 31, 2007, including amortized deferred costs, was $3.1 million.

We evaluated the Convertible Notes agreement for potential embedded derivatives under SFAS No. 133 and related applicable accounting literature, including EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19.” The conversion feature and the make-whole provision were determined to not meet the embedded derivative criteria as set forth by SFAS No. 133. Therefore, no fair value has been recorded for these items.

(c)	Senior Credit Facility

As of December 31, 2006, $44.8 million of borrowings were outstanding under our then senior credit facility dated June 30, 2005. On February 1, 2007, using a portion of the proceeds from our January 2007 sale of 6.9 million shares of common stock (Note 15), we paid the remaining principal balance outstanding and accrued interest under the June 2005 senior credit facility. We terminated our June 2005 senior credit facility in conjunction with our refinancing activities discussed above. We had no outstanding loans under the June 2005 senior credit facility at the time it was terminated.

Borrowings under the revolving lines of credit and term loan bore interest at either (i) the London Interbank Offered Rate (“LIBOR”), as defined in the agreement, plus applicable margins or, at our option or (ii) a floating Index Rate, as defined in the agreement, plus applicable margins. For the year ended December 31, 2007, interest expense, including amortization of deferred financing costs, under this senior

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Long-term Debt (Continued)

credit facility was $4.7 million. Included in interest expense is the write-off of $2.6 million, in unamortized deferred financing costs.

For the years ended December 31, 2006 and 2005, we recorded interest expense, including amortization of deferred financing costs, under these senior credit facilities in the aggregate amount of $8.9 million and $4.8 million, respectively. As of December 31, 2006, accrued interest related to the senior credit facility amounted to $0.1 million.

(d)	Senior Subordinated Notes, 8.75%, Principal Amount $150.0 million

On June 26, 2007, we fully repaid our 8.75% senior subordinated notes due 2012 (the “Notes”). The total amount repaid, including principal of $150.0 million and a prepayment premium of $9.3 million, was $159.3 million. Accrued interest of $4.8 million was also paid as part of the final settlement of these Notes and unamortized deferred financing costs of $3.7 million were written off as a result of the repayment.

(e)	Lines-of-credit

Some of our subsidiaries maintain a local line-of-credit for short-term advances. At December 31, 2007, a total of $3.7 million was borrowed against these local lines-of-credit.

(f)	OtherDebt

Included in other above, for the year ended December 31, 2007, are borrowings by certain of our subsidiaries from various financial institutions. The borrowed funds are used to fund capital expenditure and working capital requirements. Interest expense on these borrowings was $0.4 million for the year ended December 31, 2007.

(g)	Maturities of Long-term Debt

The following is a summary of the maturities of long-term debt outstanding on December 31, 2007 (in thousands):

2008	$20,320
2009	13,005
2010	12,135
2011	9,755
2012	9,750
Thereafter	1,321,750

$1,386,715

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)	Capital Leases

The following is a schedule of the future minimum lease payments under the capital leases, together with the present value of such payments as of December 31, 2007 (in thousands):

2008	$809
2009	265
2010	76
2011	38
2012	7

Total future minimum lease payments	1,195
Less: Imputed interest	(61)

Present value of future minimum lease payments	1,134
Less: Current portion	(776)

$358

At December 31, 2007, the capitalized amounts of the building, machinery and equipment and computer equipment under the capital leases were as follows (in thousands):

Machinery, laboratory equipment and tooling	$1,293
Buildings	2,186

3,479
Less: Accumulated amortization	(2,273)

$1,206

The amortization expense of assets recorded under capital leases is included in depreciation and amortization expense of property, plant and equipment.

(8)	Postretirement Benefit Plans

(a)	Employee Savings Plans

Our company and several of our U.S.-based subsidiaries sponsor various 401(k) savings plans, to which eligible domestic employees may voluntarily contribute a portion of their income, subject to statutory limitations. In addition to the participants’ own contributions to these 401(k) savings plans, we match such contributions up to a designated level. Total matching contributions related to employee savings plans were $1.5 million, $0.8 million and $0.5 million in 2007, 2006 and 2005, respectively.

(b)	UK Pension Plans

Our subsidiary in England, Unipath Ltd., or Unipath, adopted a pension plan (the “Unipath Pension Scheme”) in December 2002. The Unipath Pension Scheme consists of two parts: (i) the defined benefit section (the “Defined Benefit Plan”), and (ii) the defined contribution section (the “Defined Contribution Plan”). Employees of Unipath were allowed to join the Unipath Pension Scheme starting on December 1, 2002. As part of the purchase agreement of the Unipath business in December 2001, we agreed to establish a new defined benefit pension plan for the acquired employees based in England, who are former participants of the Unilever pension plan (the “Acquired UK Employees”), and to continue to accumulate benefits under such plan for a period of at least three years after the acquisition date of the Unipath business. Consequently, the Defined Benefit Plan was established as part of the Unipath Pension Scheme, which covers the Acquired UK

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

We adopted SFAS No. 158 as of December 31, 2006, on the required prospective basis. As a result, we recognized the following adjustments in individual line items of our consolidated balance sheet as of December 31, 2006 (in thousands):

	Prior to	Effect of	As Reported at
	Application of	Adopting	December 31,
	SFAS No. 158	SFAS No. 158	2006

Deferred tax asset, current portion	$4,435	$897	$5,332
Deferred tax asset, long-term	$(29)	$107	$78
Other long-term liabilities	$6,043	$4,487	$10,530
Accumulated other comprehensive income	$17,919	$(3,738)	$14,181

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Postretirement Benefit Plans (Continued)

The adoption of SFAS No. 158 had no effect on our consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented.

Changes in benefit obligations, plan assets, funded status and amounts recognized on the balance sheet as of and for the years ended December 31, 2007 and 2006, for our Defined Benefit Plan, were as follows (in thousands):

	2007	2006

Change in projected benefit obligation
Benefit obligation at beginning of year	$12,370	$11,144
Interest cost	660	586
Actuarial gain	(470)	(726)
Benefits paid	(140)	(129)
Foreign exchange impact	207	1,495

Benefit obligation at end of year	$12,627	$12,370

Change in accumulated benefit obligation
Benefit obligation at beginning of year	$8,959	$8,141
Interest cost	660	586
Actuarial gain	(470)	(726)
Benefits paid	(140)	(129)
Foreign exchange impact	150	1,087

Benefit obligation at end of year	$9,159	$8,959

Change in plan assets
Fair value of plan assets at beginning of year	$8,189	$6,436
Actual return on plan assets	220	403
Employer contribution	750	553
Benefits paid	(150)	(129)
Foreign exchange impact	134	926

Fair value of plan assets at end of year	$9,143	$8,189

Funded status at end of year	$(3,484)	$(4,181)

The net amounts recognized in the accompanying consolidated balance sheets are as follows (in thousands):

	2007	2006

Accrued benefit asset (liability)	$34	$(733)
Long-term benefit liability	(4,594)	(4,487)
Intangible asset	1,076	1,039

Net amount recognized	$(3,484)	$(4,181)

The measurement date used to determine plan assets and benefit obligations for the Defined Benefit Plan was December 31, 2007 and 2006.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Postretirement Benefit Plans (Continued)

The following table provides the weighted-average actuarial assumptions:

	2007	2006

Assumptions used to determine benefit obligations:
Discount rate	5.80%	5.25%
Rate of compensation increase	4.15%	3.80%
Assumptions used to determine net periodic benefit cost:
Discount rate	5.25%	4.80%
Expected return on plan assets	7.30%	6.63%
Rate of compensation increase	3.80%	3.55%

The actuarial assumptions are reviewed on an annual basis. The overall expected long-term rate of return on plan assets assumption was determined based on historical investment return rates on portfolios with a high proportion of equity securities.

The annual cost of the Defined Benefit Plan is as follows (in thousands):

	2007	2006

Interest cost	$660	$586
Expected return on plan assets	(620)	(461)
Amortization of net loss	(90)	(26)

Net periodic benefit cost	$(50)	$99

The plan assets of the Defined Benefit Plan comprise of a mix of stocks and fixed income securities and other investments. At December 31, 2007, these stocks and fixed income securities represented 66% and 34%, respectively, of the market value of the pension assets. We expect to contribute approximately 0.4 million British Pounds Sterling (or $0.8 million at December 31, 2007) to the Defined Benefit Plan in 2008. We expect benefits to be paid to plan participants of approximately $0.3 million per year for each of the next five years and for benefits totaling $0.3 million to be paid annually for the five years thereafter. We do not expect any non-cash pension expense in 2008.

Unipath contributed $1.2 million in 2007 and 2006 and $1.1 million in 2005 to the Defined Contribution Plan, which was recognized as an expense in the accompanying consolidated statement of operations.

(9)	Derivative Financial Instruments

We use derivative financial instruments (interest rate swap contracts) in the management of our interest rate exposure related to our senior credit facilities. We do not hold or issue derivative financial instruments for speculative purposes.

In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and have a maturity date of September 28, 2010. These interest rate swap contracts will pay us variable interest at the three-month LIBOR rate, and we will pay the counterparties a fixed rate of 4.85%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate swap contracts were determined to be effective, and thus qualify as a cash flow hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying consolidated balance sheet until earnings are affected by the variability of cash flows. As of December 31, 2007, we recorded

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Derivative Financial Instruments (Continued)

$9.5 million in accumulated other comprehensive income on the accompanying balance sheets in connection with our interest rate swap contracts.

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

See Note 12(b) regarding our Chembio Diagnostics, Inc., or Chembio, warrants and Note 12(d) regarding StatSure Diagnostic Systems, Inc., or StatSure, warrants which are accounted for as derivative instruments.

(10)	Commitments and Contingencies

(a)	Operating Leases

We have operating lease commitments for certain of our facilities and equipment that expire on various dates through 2021. The following schedule outlines future minimum annual rental payments under these leases at December 31, 2007 (in thousands):

2008	$22,617
2009	12,806
2010	10,971
2011	9,682
2012	9,044
Thereafter	42,937

$108,057

Rent expense relating to operating leases was approximately $17.4 million, $11.8 million and $10.0 million during 2007, 2006 and 2005, respectively.

(b)	Capital Expenditure Commitments

At December 31, 2007, we had total outstanding non-cancelable equipment purchase commitments of $12.2 million.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Commitments and Contingencies (Continued)

(c)	Contingent Consideration Obligations

As of December 31, 2007, we had contingent consideration obligations related to our acquisitions of Alere, Binax, Bio-Stat, Clondiag, Diamics, First Check, Gabmed, Matritech, Promesan and Spectral/Source. The contingent considerations will be accounted for as increases in the aggregate purchase prices if and when the contingencies occur.

With respect to Alere, the terms of the acquisition provide for contingent consideration payable to each Alere stockholder who still owns shares of our common stock or retains the option to purchase shares of our common stock on the 6-month anniversary of the closing of the acquisition. The contingent consideration is equal to the number of such shares of our common stock or options to purchase our common stock held on the 6-month anniversary multiplied by the amount $58.31 exceeds the greater of the average price of our common stock for the 10 business days preceding the 6-month anniversary date or 75% of $58.31. Accordingly, depending on the price of our common stock around the 6-month anniversary of the closing of the acquisition, we may become obligated to pay up to an additional $9.3 million of cash or stock, at our election, at that time, based on the remaining outstanding shares as of February 29, 2008. Payment of this contingent consideration will not impact the purchase price for this acquisition.

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

With respect to Bio-Stat, the terms of the acquisition provide for contingent cash consideration payable to the Bio-Stat shareholders if certain EBITDA milestones are met for 2007. The EBITDA milestone was earned in 2007 and contingent consideration of $7.4 million was accrued as of December 31, 2007.

With respect to Clondiag, the terms of the acquisition agreement provide for $8.9 million of contingent consideration, consisting of 224,316 shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on Clondiag’s platform technology during the three years following the acquisition date. Successful completion of the first milestone occurred in the fourth quarter of 2007 for which we made a payment for $0.9 million and issued 56,079 shares of our common stock during the fourth quarter.

With respect to Diamics, the terms of the acquisition provide for contingent consideration payable upon the successful completion of certain milestones including development of business plans and marketable products. As of December 31, 2007 the remaining contingent consideration to be earned is approximately $2.3 million.

With respect to First Check, we will pay an earn-out to First Check equal to the incremental revenue growth of the acquired products for 2007 and for the first nine months of 2008, as compared to the immediately preceding comparable periods. As of December 31, 2007 the first period earn-out requirements were met resulting in accrued contingent consideration totaling $2.2 million.

With respect to Gabmed, the terms of the acquisition provide for contingent consideration totaling up to 750,000 euros payable in up to five equal annual amounts of 150,000 euros beginning in 2007 upon successfully meeting certain revenue and EBIT milestones in each of the respective periods. As of December 31, 2007 no milestones have been met.

With respect to Matritech, we will pay an earn-out to Matritech upon successfully meeting certain revenue targets in 2008. As of December 31, 2007 no milestones have been met.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Commitments and Contingencies (Continued)

With respect to Promesan, the terms of the acquisition provide for contingent consideration payable upon successfully meeting certain revenue targets. Total contingent consideration up to 0.6 million euros is payable in three equal annual amounts of 0.2 million euros beginning in 2007 and ending in 2009. The 2007 milestone was met and contingent consideration of $0.3 million was accrued as of December 31, 2007.

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

(d)	Legal Proceedings

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

In December 2005, we learned that the SEC had issued a formal order of investigation in connection with the previously disclosed revenue recognition matter at one of our diagnostic divisions, and we subsequently received a subpoena for documents. We believe that we fully responded to the subpoena and we will continue to fully cooperate with the SEC’s investigation. We cannot predict what the outcome of its investigation will be.

In March, 2006, the FTC opened a preliminary, non-public investigation into our then pending acquisition of the Innovacon business we acquired from ACON Laboratories to determine whether this acquisition may be anticompetitive, and we subsequently received a Civil Investigative Demand and a subpoena requesting documents. We believe that we have fully responded to the Civil Investigative Demand and we are continuing to cooperate with the FTC’s investigation. We cannot predict whether the FTC will seek additional information or what the outcome of this investigation will be. The FTC generally has the power to commence administrative or federal court proceedings seeking injunctive relief or divestiture of assets. In the event that an order were to be issued requiring divestiture of significant assets or imposing other injunctive relief, our business, financial condition and results of operations could be materially adversely affected.

(11)	Co-development Agreement with ITI Scotland Limited

On February 25, 2005, we entered into a co-development agreement with ITI Scotland Limited, or ITI, whereby ITI agreed to provide us with £30.0 million over three years to partially fund research and development programs focused on identifying novel biomarkers and near-patient and home-use tests for cardiovascular and other diseases (“the programs”). We agreed to invest £37.5 million in the programs over three years from the date of the agreement. Through our subsidiary, Stirling Medical Innovations Limited, or Stirling, we established a new research center in Stirling, Scotland, where we consolidated many of our existing cardiology programs and will ultimately commercialize products arising from the programs. ITI and Stirling will have exclusive rights to the developed technology in their respective fields of use. As of December 31, 2007, we had received full funding under this arrangement in the amount of £30.0 million ($56.0 million). As qualified expenditures are made under the co-development arrangement, we recognize the

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fee earned during the period as a reduction of our related expenses, subject to certain limitations. For the fiscal years ended December 31, 2007 and 2006, we recognized $20.0 million and $18.4 million of reimbursements, respectively, of which $18.5 million and $16.6 million, respectively, offset our research and development spending and $1.5 million and $1.8 million, respectively, reduced our general, administrative and marketing spending incurred by Stirling.

(12)	Investment in Unconsolidated Entities and Marketable Securities

(a)	Equity Method Investments

(i)	Joint Venture with The Procter & Gamble Company

On May 17, 2007, we completed our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. At the closing, we transferred our related consumer diagnostic assets totaling $63.6 million, other than our manufacturing and core intellectual property assets, to the joint venture, and P&G acquired its interest in the joint venture for a cash payment of approximately $325.0 million.

In conjunction with the transfer of net assets to the joint venture, it was determined that the working capital components of the closing balance sheet for the consumer diagnostic business would be retained by us and, in lieu of these components, a note payable would be contributed by us to the joint venture in the amount of $22.3 million. The note was payable in four installments, with $2.0 million due at the date of note and three equal installments of $6.7 million each on the 30th, 60th and 90th day, respectively, following the date of the note. As of December 31, 2007, the note had been repaid in full.

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

We also entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on the fourth anniversary date of the agreement, to require us to acquire all of P&G’s interest in the joint venture at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to the joint venture, to acquire all of our interest in the joint venture at fair market value. No gain on the proceeds that we received from P&G through the formation of the joint venture will be recognized in our financial statements until P&G’s option to require us to purchase its interest in the joint venture expires. We have recorded the deferred gain of $293.1 million on our accompanying consolidated balance sheets as of December 31, 2007.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)	Investment in Unconsolidated Entities and Marketable Securities (Continued)

We also entered into a manufacturing agreement with P&G, whereby we will manufacture consumer diagnostic products and sell these products to the joint venture entity. In our capacity as the manufacturer of products for the joint venture, we recorded $65.0 million in manufacturing revenue for the year ended December 31, 2007 which is included in net product and services revenue on our accompanying consolidated statement of operations.

Furthermore, we entered into certain transition and long-term services agreements with the joint venture, pursuant to which we will provide certain operational support services to the joint venture. Revenue related to these service agreements amounted to $2.5 million and is included in our net product and services revenue on our consolidated statement of operations for the year ended December 31, 2007. Customer receivables associated with this revenue has been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $29.5 million as of December 31, 2007. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables.

Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. For the year ended December 31, 2007, we recorded $3.0 million of earnings in equity earnings of unconsolidated entities, net of tax, on our accompanying consolidated statement of operations, which represented our share of the joint venture’s net income for the period.

In addition, we recorded restructuring charges associated with the formation of our joint venture with P&G. In connection with the joint venture, we committed to a plan to close one of our sales offices in Germany, as well as evaluate redundancies in all departments of the consumer diagnostic products business segment that are impacted by the formation of the joint venture. For the year ended December 31, 2007, we recorded $1.2 million in restructuring charges related to this plan, of which $0.8 million relates to severance costs and $0.4 million relates to facility and other exit costs. Of the $1.2 million, $0.2 million was charged to cost of revenues, $0.2 million was charged to research and development expense, $0.5 million was charged to sales and marketing expense and $0.3 million was charged to general and administrative expense. The total number of employees to be involuntarily terminated under this plan is 17, of which 12 have been terminated as of December 31, 2007. Of the total $1.2 million in severance and exit costs, $0.5 million remains unpaid as of December 31, 2007. We will continue to evaluate the impact of the joint venture formation on our on-going consumer-related operations and anticipate incurring additional charges related to this plan.

(ii)	Vedalab S.A.

In November 2006, we acquired 40% of Vedalab S.A., or Vedalab, a French manufacturer and supplier of rapid diagnostic tests in the professional markets. The aggregate purchase price was $9.7 million which consisted of $7.6 million in cash, 49,787 shares of our common stock with an aggregate fair value of $2.0 million and $0.1 million in estimated direct acquisition costs. On the same date, we settled an ongoing patent infringement claim with Vedalab. Under the terms of the settlement, Vedalab paid us $5.1 million and agreed to pay us royalties on future sales ranging from 5% to 10%, depending on the products being sold in exchange for a license under certain patents to manufacture its current products at its facility in Alencon, France. The payment of $5.1 million has been included in as income our financial results for the year ended December 31, 2006, of which $4.6 million relates to periods prior to 2006 and has been included in other income, net and the remaining $0.5 million has been recorded as license and royalty revenue. We account for our 40% investment in Vedalab under the equity method of accounting in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. In January 2007, we received

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)	Investment in Unconsolidated Entities and Marketable Securities (Continued)

$0.7 million from Vedalab in the form of a dividend distribution. This was accounted for as a reduction in the value of our investment in accordance with APB Opinion No. 18. For the year ended December 31, 2007, we recorded $0.3 million in equity earnings of unconsolidated entities in our accompanying consolidated statement of operations, which represented our minority share of Vedalab’s net income for the respective period.

(iii)	TechLab, Inc.

In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. The aggregate purchase price was $8.8 million which consisted of 303,417 shares of our common stock with an aggregate fair value of $8.6 million and $0.2 million in estimated direct acquisition costs. We account for our 49% investment in TechLab under the equity method of accounting, in accordance with APB Opinion No. 18. In August 2007, we received $0.6 million from TechLab in the form of a dividend distribution. This was accounted for as a reduction in the value of our investment in accordance with APB Opinion No. 18. For the year ended December 31, 2007 and 2006, we recorded $1.1 million and $0.6 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statement of operations, which represented our minority share of TechLab’s net income for the respective period.

(b)	Investment in Chembio

In September 2006, we acquired 5% of Chembio, a developer and manufacturer of rapid diagnostic tests for infectious diseases, through the purchase of 40 shares of their preferred stock. The preferred stock pays a dividend of 7%, payable in cash or common stock. The aggregate purchase price of $2.0 million was paid in cash. In addition to the preferred stock, we received a warrant to purchase 625,000 shares of Chembio’s common stock at $0.80 per share. Chembio’s stock is publicly traded. The warrant, accounted for as a derivative instrument, had a fair value of approximately $0.4 million at the date of issuance. The fair value of this warrant was estimated at the time of issuance using the Black-Scholes pricing model and assuming no dividend yield, expected volatility of 116%, risk-free rate of 4.9% and a contractual term of 5 years. In December 2007, we exercised our warrant and purchased 625,000 shares of Chembio’s common stock and recorded a $0.3 million loss in connection with our mark-to market of this warrant, which we have included in other income (expense), net on our accompanying consolidated statement of operations for the year ended December 31, 2007. Furthermore, we converted our 40 shares of their preferred stock into common stock. At December 31, 2007, we owned 5,367,831 shares of common stock in Chembio with a fair market value of approximately $1.3 million and which are classified as marketable securities, non-current on our accompanying consolidated balance sheet. We recorded an unrealized holding loss of approximately $0.6 million in accumulated other comprehensive income within stockholders’ equity in our accompanying consolidated balance sheets.

(c)	Investment in BBI

Our investment in BBI consists of marketable equity securities purchased in May 2007. On receipt, the shares were recorded at their market value. At December 31, 2007, the fair market value of these securities, which have been included in marketable securities, long-term, on our accompanying consolidated balance sheet, was approximately $19.0 million, representing an unrealized holding gain of approximately $4.3 million which was recorded in accumulated other comprehensive income within stockholders’ equity in our accompanying consolidated balance sheets. Subsequently, we acquired BBI in February 2008 (Note 4(e)).

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)	Investment in Unconsolidated Entities and Marketable Securities (Continued)

(d)	Investment in StatSure

In October 2007, we acquired 5% of StatSure, a developer and marketer of oral fluid collection devices for the drugs of abuse market, through the purchase of 1,428,571 shares of their common stock. The aggregate purchase price of $0.5 million was paid in cash. In addition to the common stock, we received a warrant to purchase 1,071,428 shares of StatSure’s common stock at $0.35 per share. StatSure’s stock is publicly traded. The warrant, accounted for as a derivative instrument, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, had a fair value of approximately $0.3 million at the date of issuance. The fair value of this warrant was estimated at the time of issuance using the Black-Scholes pricing model and assuming no dividend yield, expected volatility of 150%, risk-free rate of 3.9% and a contractual term of five years. We mark to market the warrant over the contractual term and recorded an unrealized gain of $58,928 in other income (expense), net on our accompanying consolidated statement of operations for the year ended December 31, 2007. As of December 31, 2007, the warrant was valued at $0.3 million.

(13)	In-Process Research and Development

In connection with three of our acquisitions since 2006, we have acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our future results of operations could be materially adversely affected.

The following table sets forth IPR&D projects for companies and certain assets we have acquired since 2006 (in thousands):

				Discount Rate
				Used in
Company/				Estimating
Year Assets				Cash	Year of Expected
Acquired	Purchase Price	IPR&D(1)	Programs Acquired	Flows(1)	Launch

Diamics/2007	$4,000	$682	PapMap (Pap Screening Methods)	63%	2009-2010
		1,049	C-Map (Automated Pap Screening)	63%	2009-2010
		3,094	POC (Point of Care Systems)	63%	2009-2010

		$4,825

Biosite/2007	$1,800,000	$13,000	Triage Sepsis Panel	15%	2008-2010
		156,000	Triage NGAL	15%	2008-2010

		$169,000

Clondiag/2006	$24,000	$1,800	CHF (Congestive Heart Failure)	37%	2008-2009
		2,500	ACS (Acute Coronary Syndrome)	37%	2009-2010
		660	HIV (Human Immuno-deficiency Virus)	37%	2008-2009

		$4,960

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	In-Process Research and Development (Continued)

(1)	Management assumes responsibility for determining the valuation of the acquired IPR&D projects. The fair value assigned to IPR&D for each acquisition is estimated by discounting, to present value, the cash flows expected once the acquired projects have reached technological feasibility. The cash flows are probability adjusted to reflect the risks of advancement through the product approval process. In estimating the future cash flows, we also considered the tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D projects and adjusted future cash flows for a charge reflecting the contribution to value of these assets.

(14)	Loss per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	2007	2006	2005

Numerator:
Net loss available to common stockholders—basic and diluted	$(241,491)	$(16,842)	$(19,209)

Denominator:
Weighted average shares outstanding—basic and diluted	51,510	34,109	24,358

Net loss per common share—basic and diluted	$(4.69)	$(0.49)	$(0.79)

We had the following potential dilutive securities outstanding on December 31, 2007: (a) options and warrants to purchase an aggregate of 8.3 million shares of our common stock at a weighted average exercise price of $30.82 per share, (b) 14,715 restricted stock awards related to our acquisition of Cholestech and (c) 1.8 million shares related to the issuance of our $150.0 million 3% senior subordinated convertible notes. Potential dilutive securities were not included in the computation of diluted loss per common share in 2007 because the inclusion thereof would be antidilutive.

We had the following potential dilutive securities outstanding on December 31, 2006: options and warrants to purchase an aggregate of 4.1 million shares of our common stock at a weighted average exercise price of $20.75 per share. Potential dilutive securities were not included in the computation of diluted loss per common share in 2006 because the inclusion thereof would be antidilutive.

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

(15)	Stockholders’ Equity

(a)	Common Stock

As of December 31, 2007, we had 100.0 million shares of common stock, $0.001 par value, authorized, of which approximately 76.8 million shares were issued and outstanding, 11.1 million shares were reserved for issuance upon grant and exercise of stock options under current stock option plans and 0.5 million shares were reserved for issuance upon exercise of outstanding warrants.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)	Stockholders’ Equity (Continued)

In November 2007, we sold an aggregate 13.6 million shares of our common stock at $61.49 per share through an underwritten public offering. Certain of our officers also sold a total of 165,698 shares of common stock in the offering. Proceeds to us from the offering were approximately $806.9 million, net of issuance costs of $31.8 million, which includes deductions for underwriting discounts and commissions and takes into effect the reimbursement by the underwriters of a portion of our offering expenses. The net proceeds were used to fund certain acquisitions with the remainder of the net proceeds retained for working capital and other general corporate purposes.

In January 2007, we sold an aggregate 6.9 million shares of our common stock at $39.65 per share through an underwritten public offering, inclusive of 0.9 million shares associated with the exercise of our underwriter’ option to purchase additional shares to cover over-allotments. Proceeds from the offering were approximately $261.3 million, net of issuance costs of $12.3 million, which included deductions for underwriting discounts and commissions and takes into effect the reimbursement by the underwriters of a portion of our offering expenses. Of this amount, we used $44.9 million to repay principal outstanding and accrued interest on our term loan under our senior credit facility, with the remainder of the net proceeds retained for working capital and other general corporate purposes.

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

In 2001, we adopted the 2001 Stock Option and Incentive Plan (as amended, the “2001 Plan”) which currently allows for the issuance of up to 11.1 million shares of common stock and other awards. The 2001 Plan is administered by the Compensation Committee of the Board of Directors in order to select the individuals eligible to receive awards, determine or modify the terms and conditions of the awards granted, accelerate the vesting schedule of any award and generally administer and interpret the 2001 Plan. The key terms of the 2001 Plan permit the granting of incentive or nonqualified stock options with a term of up to ten years and the granting of stock appreciation rights, restricted stock awards, unrestricted stock awards, performance share awards and dividend equivalent rights. The 2001 Plan also provides for option grants to non-employee directors and automatic vesting acceleration of all options and stock appreciation rights upon a change in control, as defined by the 2001 Plan. As of December 31, 2007, there were 2.3 million shares available for future grant under the 2001 plan.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)	Stockholders’ Equity (Continued)

In August 2001, we sold to our chief executive officer 1.2 million shares of restricted common stock at a price of $9.13 per share. Two-thirds of the restricted stock, or 0.8 million shares, vested ratably over 36 months; the remaining one-third, or 0.4 million shares, vested ratably over 48 months. Except for the par value of the common stock, which was paid in cash, the chief executive officer purchased the restricted stock with a five-year promissory note, which, for accounting purposes, was treated as a non-recourse note. The total interest under the promissory note was fully recourse to our chief executive officer. The note was due and payable on August 16, 2006 and bore interest at an annual rate of 4.99%. Interest income recorded under this note amounted to $0.3 million for the year ended December 31, 2006 and $0.5 million for each of the years ended December 31, 2005 and 2004. In August, 2006, the note and accrued interest were paid in full (Note 20).

In August 2001, we granted two nonqualified stock options to purchase an aggregate of 0.8 million shares of common stock at an exercise price of $6.20 per share to two other key executive officers. These options were set to expire on January 31, 2002. In December 2001, the executive officers exercised these options (one fully; one partially) by paying cash in the amount of par value and delivering promissory notes for the difference, as permitted pursuant to the terms of the original grant. For accounting purposes, the promissory notes were treated as non-recourse notes. The notes were due and payable in December 2006 and bore interest at an annual rate of 3.97%, the applicable federal rate for a five-year note in effect during the month of exercise. The notes and accrued interest were paid in full in December 2006 (Note 20). Interest income recorded under these notes amounted to $0.2 million for the year ended December 31, 2006 and 2005.

The following summarizes all stock option activity during the year ended December 31 (in thousands, except exercise price):

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	3,775	$21.11	3,902	$18.82	3,619	$16.58
Exchanged	3,606	$23.48	—	$—	—	$—
Granted	2,807	$49.53	666	$31.88	809	$26.67
Exercised	(2,204)	$23.70	(510)	$17.30	(331)	$11.94
Canceled/expired/forfeited	(148)	$33.33	(283)	$21.81	(195)	$21.48

Outstanding at December 31	7,836	$31.42	3,775	$21.11	3,902	$18.82

Exercisable at December 31	3,887	$20.03	2,408	$17.16	2,424	$16.19

The aggregate intrinsic value of the options outstanding at December 31, 2007 was $195.6 million. The aggregate intrinsic value of the options exercisable at December 31, 2007 was $140.6 million. The aggregate intrinsic value of stock options exercised during 2007, 2006 and 2005 was $62.5 million, $7.4 million and $4.6 million, respectively. Based on equity awards outstanding as of December 31, 2007, there was $59.2 million of unrecognized compensation costs related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted average period of 3.22 years.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)	Stockholders’ Equity (Continued)

The following represents additional information related to stock options outstanding and exercisable at December 31, 2007 (in thousands, except exercise price and contractual term):

	Outstanding
		Weighted		Exercisable
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Exercise Price	Shares	Contract Life	Exercise Price	Shares	Exercise Price
	(in thousands)	(in years)		(in thousands)

$1.25-$14.92	864	4.13	$8.86	705	$8.55
$14.99-$16.20	903	4.28	$15.61	875	$15.61
$16.46-$21.00	808	4.53	$18.60	748	$18.58
$21.15-$25.50	805	6.49	$23.78	547	$23.52
$25.53-$29.80	935	6.74	$27.80	594	$27.78
$29.97-$39.72	1,327	8.66	$37.04	350	$33.40
$40.05-$48.14	945	9.21	$46.50	38	$41.70
$49.06-$56.18	849	9.79	$55.51	26	$52.03
$59.58-$70.93	399	9.77	$60.13	3	$65.43
$106.39	1	0.67	$106.39	1	$106.39

$1.25-$106.39	7,836	7.02	$31.42	3,887	$20.03

(d)	Warrants

The following is a summary of all warrant activity during the three years ended December 31, 2007 (in thousands, except exercise price):

			Weighted
	Number of		Average
	Shares	Exercise Price	Exercise Price

Warrants outstanding and exercisable, December 31, 2004	699	$3.81-$23.76	$15.66
Granted	75	$24.00	$24.00
Exercised	(7)	$5.50-$13.54	$13.47
Expired	(9)	$14.15-$23.76	$18.66

Warrants outstanding and exercisable, December 31, 2005	758	$3.81-$24.00	$16.47
Exercised	(452)	$3.88-$18.12	$16.51

Warrants outstanding and exercisable, December 31, 2006	306	$3.81-$24.00	$16.42
Exchanged	285	$14.52-$29.78	$28.98
Exercised	(122)	$13.54-$29.78	$19.31

Warrants outstanding and exercisable, December 31, 2007	469	$3.81-$29.78	$20.80

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)	Stockholders’ Equity (Continued)

The following represents additional information related to warrants outstanding and exercisable at December 31, 2007 (in thousands, except exercise price and contractual term):

	Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number of	Remaining	Average
Exercise Price	Shares	Contract Life	Exercise Price
	(in thousands)	(in years)

$3.81-$3.93	4	2.48	$3.87
$4.48-$4.57	1	2.54	$4.54
$5.44-$5.57	4	2.58	$5.53
$7.37-$7.55	2	2.66	$7.48
$13.54-$18.12	220	3.97-4.72	$14.40
$14.52-$29.78	163	7.39	$28.98
$24.00	75	7.25	$24.00

	469	5.94	$20.80

The majority of the warrants included in the table above were issued in connection with debt and equity financings, or amendments thereto, of which warrants to purchase an aggregate of 0.3 million shares of our common stock were issued to officers and directors of our company or entities controlled by these officers and directors and were outstanding at December 31, 2007. The value of warrants issued in connection with debt financings has yielded original issue discounts and additional interest expense of $0 million in 2007, $0.5 million in 2006 and $0.2 million in 2005. All outstanding warrants have been classified in equity, pursuant to provision EITF No. 00-19.

(e)	Employee Stock Purchase Plan

In 2001, we adopted the 2001 Employee Stock Purchase Plan under which eligible employees are allowed to purchase shares of our common stock at a discount through periodic payroll deductions. Purchases may occur at the end of every six month offering period at a purchase price equal to 85% of the market value of our common stock at either the beginning or end of the offering period, whichever is lower. We may issue up to 0.5 million shares of common stock under this plan. At December 31, 2007, 0.3 million shares had been issued under this plan.

(16)	Stock-based Compensation

In accordance with SFAS No. 123-R, our results of operations for the year ended December 31, 2007 and 2006 reflected compensation expense for new stock options granted since January 1, 2006, and vested under our stock incentive plan and employee stock purchase plan and the unvested portion of previous stock option grants which vested during the years ended December 31, 2007 and 2006. Stock-based compensation expense in the amount of $57.5 million ($52.7 million, net of tax) and $5.5 million ($4.9 million, net of tax), were

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Stock-based Compensation (Continued)

reflected in our consolidated statements of operations for the year ended December 31, 2007 and 2006, respectively, as follows (in thousands):

	2007	2006

Cost of revenues	$608	$391
Research and development	2,215	1,390
Sales and marketing	1,699	682
General and administrative	52,958	2,992

	$57,480	$5,455

Included in the amount above for general and administrative expense for the year ended December 31, 2007, is $45.2 million related to our assumption of Biosite options. The expense relates to the acceleration of unvested Biosite employee options. See Note 4(a) regarding our acquisition of Biosite.

Prior to our adoption of SFAS No. 123-R, all tax benefits resulting from the exercise of stock options would have been reported as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123-R, for the year ended December 31, 2007 and 2006, the presentation of our cash flows reports the excess tax benefits from the exercise of stock options as financing cash flows. For the year ended December 31, 2007 and 2006, excess tax benefits generated from option exercises amounted to $0.9 million and $0.6 million, respectively.

The following assumptions were used to estimate the fair value of options granted during the year ended December 31, 2007, 2006 and 2005 using the Black-Scholes option-pricing model:

	2007	2006	2005

Risk-free interest rate	3.15-5.00%	4.00-4.67%	3.58-4.46%
Expected dividend yield	—	—	—
Expected life	6.25 years	6.25 years	5 years
Expected volatility	44%	41%	45%

The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during 2007, 2006 and 2005 was $24.05, $15.29 and $11.85, respectively. All options granted during these periods were granted at fair market value on date of grants.

For the year ended December 31, 2007, in accordance with SFAS 123-R, we recorded compensation expense of $1.5 million related to our Employee Stock Purchase Plan. The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using the Black-Scholes pricing model and assumed an expected volatility of 32.64% to 69.49%, a risk-free interest rate range of 4.17% to 4.94% and an expected life of 181 and 184 days. The charge is included in general and administrative in the table above.

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)	Other Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income. In general, comprehensive income combines net income and other changes in equity during the year from non-owner sources. Accumulated other comprehensive income is recorded as a component of stockholders’ equity. The following is a summary of the components of and changes in accumulated other comprehensive income as of December 31, 2007 and in each of the three years then ended (in thousands):

	Cumulative	Pension		Accumulated
	Translation	Liability		Other
	Adjustment	Adjustment		Comprehensive
	(Note 2(b))	(Note 8(b))	Other(i)	Income(ii)

Balance at December 31, 2004	$17,352	$—	$169	$17,521
Period change	(10,300)	—	(169)	(10,469)

Balance at December 31, 2005	7,052	—	—	7,052
Period change	10,823	(3,738)	44	7,129

Balance at December 31, 2006	$17,875	$(3,738)	$44	$14,181
Period change	12,758	341	(6,011)	7,088

Balance at December 31, 2007	$30,633	$(3,397)	$(5,967)	$21,269

(i)	Other represents (realization of) unrealized gains on available-for-sale securities and interest rate swap.

(ii)	All of the components of accumulated other comprehensive income relate to our foreign subsidiaries except item (i) above. No adjustments for income taxes were recorded against other comprehensive income as we intend to permanently invest in our foreign subsidiaries in the foreseeable future.

The consolidated statements of stockholders’ equity and comprehensive (income) loss for the year ended December 31, 2006 set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2006 included an incorrect presentation of the adoption of SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132(R). The presentation included a $3.7 million charge for the impact of the adoption as a component of current-period other comprehensive income rather than displaying the adoption impact as an adjustment to accumulated other comprehensive income.

We have corrected the consolidated statement of stockholders’ equity and comprehensive loss for the year ended December 31, 2006 in this Annual Report on Form 10-K for the year ending December 31, 2007. The revision has no impact on net income, total accumulated other comprehensive income, total assets or cash flows for the year ended December 31, 2006.

(18)	Income Taxes

Our income tax provision in 2007, 2006 and 2005 mainly represents those recorded by us and certain of our U.S. subsidiaries and by our foreign subsidiaries Unipath Limited in the United Kingdom, Inverness Medical France, and Inverness Medical Switzerland. Loss before provision for income taxes consists of the following (in thousands):

	2007	2006	2005

United States	$(233,420)	$(5,089)	$(40,582)
Foreign	(14,242)	(6,362)	28,192

	$(247,662)	$(11,451)	$(12,390)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)	Income Taxes (Continued)

Our primary temporary differences that give rise to the deferred tax asset and liability are NOL carryforwards, nondeductible reserves, accruals and differences in bases of the tangible and intangible assets, and the gain on the joint venture transaction. The income tax effects of these temporary differences are as follows (in thousands):

	2007	2006

NOL and capital loss carryforwards	$143,417	$86,516
Tax credit carryforwards	18,236	3,515
Nondeductible reserves	5,327	7,385
Nondeductible accruals	41,318	16,741
Difference between book and tax bases of tangible assets	2,328	1,624
Difference between book and tax bases of intangible assets	35,042	9,125
Gain on joint venture	37,300	—
All other	26	—

Gross deferred tax asset	282,994	124,906
Less: Valuation allowance	(18,899)	(107,622)

Total deferred tax assets	264,095	17,284

Deferred tax liabilities:
Difference between book and tax bases of tangible assets	6,249	7,068
Difference between book and tax bases of intangible assets	525,580	28,790
Other	23,973	—

Total deferred tax liability	555,802	35,858

Net deferred tax liability	$291,707	$18,574

Reported as:
Deferred tax assets, current portion	$18,170	$5,332
Deferred tax assets, long-term	15,799	78
Deferred tax liabilities, current portion	(368)	—
Deferred tax liabilities, long-term	(325,308)	(23,984)

Net deferred tax liability	$(291,707)	$(18,574)

As of December 31, 2007, we had approximately $335.1 million of domestic NOL carryforwards and $31.2 million of foreign NOL and foreign capital loss carryforwards, which either expire on various dates through 2027 or can be carried forward indefinitely. These loss carryforwards are available to reduce future federal and foreign taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The domestic NOL carryforwards include approximately $205.6 million of pre-acquisition losses at Alere, ParadigmHealth, Biosite, Cholestech, Diamics, HemoSense, IMN, Ischemia, Ostex and ADC. Also included in our domestic NOL carryforwards at December 31, 2007 was approximately $10.2 million resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax. These pre-acquisition losses are subject to the Internal Revenue Service Code Section 382 limitation. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)	Income Taxes (Continued)

We have recorded a valuation allowance of $18.9 million as of December 31, 2007 due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our foreign businesses and certain U.S. net operating losses and tax credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.

This is a reduction from the valuation allowance of $107.6 million as of December 31, 2006. The decrease is primarily related to the approximately $383.9 million of U.S. jurisdiction non-current deferred tax liabilities recorded through purchase accounting related to the Biosite, Alere, HemoSense, ParadigmHealth, Cholestech, Redwood, Instant and QAS acquisitions during 2007. Due to this purchase accounting, we determined that approximately $83.0 million of valuation allowance relating to U.S. NOLs and other U.S. deferred tax assets should be released and recorded as a reduction of goodwill in the accompanying consolidated balance sheets.

In accordance with SFAS No. 109, the accounting for the tax benefits of acquired deductible temporary differences and NOL carryforwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the acquisitions, will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions. Any remaining benefits would be recognized as a reduction of income tax expense. As of December 31, 2007, $5.8 million of deferred tax assets with a valuation allowance pertains to acquired companies, the future benefits of which will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense. Upon adoption of SFAS No. 141-R, Business Combinations, the reduction of a valuation allowance that pertains to the acquired companies is generally recorded to reduce our income tax expense.

Our China-based manufacturing subsidiaries qualify for an income tax holiday. The tax holiday provides an income tax rate of 0% in 2006 and 2007. In the absence of the tax holiday, a tax rate of 33% would apply, which would have resulted in a tax expense of approximately $1.4 million in 2006 and $3.8 million in 2007. The earnings per share effect of the tax holiday is $0.04 for 2006 and $0.07 for 2007. The income tax rate is scheduled to increase for ABON to 12.5% for 2008, 2009, and 2010, and for IM Shanghai to 9% for 2008, 10% for 2009, 11% for 2010 and 24% for 2011. The reduced rates for 2008, 2009, 2010 and 2011 are grandfathered in the China Tax Reform Act. A tax rate of 15% or 25% will apply to 2011 and future years. The general tax rate is 25%. The tax rate of 15% applies to companies with high technology status. We are in the process of applying for high technology status.

The estimated amount of undistributed earnings of our foreign subsidiaries is $53.7 million at December 31, 2007. No amount for U.S. income tax has been provided on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation, however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the U.S. tax liability, if any.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)	Income Taxes (Continued)

The following table presents the components of our provision for income taxes (in thousands):

	2007	2006	2005

Current:
Federal	$2,434	—	—
State	2,073	$423	$256
Foreign	22,406	5,315	575

	26,913	5,738	831

Deferred:
Federal	(5,773)	3,152	2,650
State	(1,531)	289	247
Foreign	(21,408)	(3,452)	3,091

	(28,712)	(11)	5,988

Total tax provision	$(1,799)	$5,727	$6,819

The following table presents reconciliation from the U.S. statutory tax rate to our effective tax rate:

	2007	2006	2005

Statutory rate	35%	35%	35%
Effect of Biosite in-process R&D write-off	(24)	—	—
Effect of Biosite compensation charges and other non-cash compensation	(6)	—	—
Effect of losses and expenses not benefited	—	(28)	1
Rate differential on foreign earnings	—	(2)	55
Research and development benefit	1	14	(12)
State income taxes, net of federal benefit	(1)	(4)	(2)
Deferred tax on indefinite-lived assets	—	(31)	(24)
Accrual to return reconciliation	—	(9)	—
Change in valuation allowance	(4)	(27)	(108)

Effective tax rate	1%	(52)%	(55)%

We adopted FIN 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 on January 1, 2007. The cumulative effect of adopting FIN 48 had no change to the January 1, 2007 retained earnings balance. Upon adoption, the liability for income taxes associated with uncertain tax positions at January 1, 2007 was $2.3 million. This amount of $2.3 million, if recognized, would favorably affect our effective tax rate. In addition, consistent with the provisions of FIN 48, we classified $2.3 million of income tax liabilities as non-current income tax liabilities because a payment of cash is not anticipated within one year of balance sheet date. During the twelve month period ending December 31, 2007, we increased the liability for income taxes associated with uncertain tax positions by $6.5 million for a total of $8.8 million at December 31, 2007. The primary reason for the increase is due to our acquisition of Biosite, when we increased the liability for income taxes associated with uncertain tax positions by $6.2 million, which was the amount recorded by Biosite in their financial statement prior to our acquisition. Any future recognition of the Biosite tax benefit is recorded to goodwill before the adoption of SFAS No. 141-R, Business Combinations. These non-current income tax liabilities are recorded in other long-term liabilities in our consolidated balance

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)	Income Taxes (Continued)

sheet at December 31, 2007. We anticipate an increase every quarter to the total amount of unrecognized tax benefits. We do not anticipate a significant increase or decrease of the total amount of unrecognized tax benefits within twelve months of the reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount

Balances as of January 1, 2007	$2,248
Additions for tax positions taken during prior years	53
Additions for tax positions in current year acquisitions	6,229
Additions for tax positions taken during current year	235
Expiration of statutes of limitations	—

Balance as of December 31, 2007	$8,765

Interest and penalties related to income tax liabilities are included in income tax expense. The balance of accrued interest and penalties recorded in the consolidated balance sheet at December 31, 2007 was $0.3 million.

With limited exceptions, we are subject to U.S. federal, state and local or non-U.S. income tax audits by tax authorities for 2002 through 2006. We are currently under income tax examination by a number of state and foreign tax authorities and anticipate these audits will be completed by the end of 2008. We cannot currently estimate the impact of these audits due to the uncertainties associated with tax examinations.

(19)	Financial Information by Segment

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is composed of the chief executive officer and members of senior management. Our reportable operating segments are Professional Diagnostic Products, Consumer Diagnostic Products, Vitamins and Nutritional Supplements, and Corporate and Other. Our operating results include license and royalty revenue which are allocated to Professional Diagnostic Products and Consumer Diagnostic Products on the basis of the original license or royalty agreement.

Included in the operating results of Professional Diagnostic Products in 2007 are expenses related to our research and development activities in the area of cardiology, as a result of our 2007 cardiology related acquisitions, which amounted to $26.5 million, net of $18.5 million of reimbursements received from ITI as part of the co-development arrangement that we entered into in February 2005.

Included in the operating results of Corporate and Other in 2006 and 2005 are expenses related to our research and development activities in the area of cardiology, which amounted to $30.2 million, net of $16.6 million, and $16.8 million, net of $17.2 million, respectively, of reimbursements received from ITI as part of the co-development arrangement mentioned above.

Operating loss of $250.7 million for the year ended December 31, 2007 in our Corporate and Other segment includes the write-off of $173.8 million of IPR&D incurred in our acquisitions of Biosite and Diamics and $45.2 million of stock-based compensation related to employee stock options assumed in the acquisition of Biosite. Total assets related to our cardiology research operations in Scotland and Germany,

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)	Financial Information by Segment (Continued)

which are included in Professional Diagnostic Products in 2007 and included in Corporate and Other in 2006 in the tables below, amounted to $39.4 million at December 31, 2007 and $18.4 million at December 31, 2006.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating income (loss). Revenues are attributed to geographic areas based on where the customer is located. Segment information for 2007, 2006, and 2005 are as follows (in thousands):

	Professional	Consumer	Vitamins and	Corporate
	Diagnostic	Diagnostic	Nutritional	and
2007	Products	Products	Supplements	Other	Total

Net revenue to external customers	$605,624	$161,092	$72,824	$—	$839,540
Operating income (loss)	$63,011	$15,332	$(1,061)	$(250,693)	$(173,411)
Depreciation and amortization	$84,841	$9,106	$2,917	$1,806	$98,670
Restructuring charge	$3,965	$2,737	$—	$—	$6,702
Stock-based compensation	$—	$—	$—	$57,480	$57,480
Assets	$4,386,788	$309,175	$49,655	$137,583	$4,883,201
Expenditures for property, plant and equipment	$32,401	$1,366	$872	$1,996	$36,635

	Professional	Consumer	Vitamins and	Corporate
	Diagnostic	Diagnostic	Nutritional	and
2006	Products	Products	Supplements	Other	Total

Net revenue to external customers	$310,632	$176,771	$82,051	$—	$569,454
Operating income (loss)	$42,554	$26,975	$(3,013)	$(60,145)	$6,371
Depreciation and amortization	$27,030	$5,062	$3,270	$4,000	$39,362
Restructuring charge	$7,625	$2,921	$—	$2,587	$13,133
Stock-based compensation	$—	$—	$—	$5,455	$5,455
Assets	$625,560	$314,815	$49,896	$95,500	$1,085,771
Expenditures for property, plant and equipment	$9,905	$1,807	$475	$7,530	$19,717

	Professional	Consumer	Vitamins and	Corporate
	Diagnostic	Diagnostic	Nutritional	and
2005	Products	Products	Supplements	Other	Total

Net revenue to external customers	$179,511	$166,928	$75,411	$—	$421,850
Operating income (loss)	$2,179	$25,117	$(7,010)	$(31,059)	$(10,773)
Depreciation and amortization	$13,915	$8,464	$3,460	$1,917	$27,756
Restructuring charge	$303	$4,797	$—	$—	$5,100
Stock-based compensation	$—	$—	$—	$169	$169
Assets	$434,796	$253,063	$52,967	$50,340	$791,166
Expenditures for property, plant and equipment	$6,578	$8,020	$3,439	$2,196	$20,233

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)	Financial Information by Segment (Continued)

	2007	2006	2005

Revenue by Geographic Area:
United States	$529,870	$335,405	$244,719
Europe	198,525	136,971	111,838
Other	111,145	97,078	65,293

	$839,540	$569,454	$421,850

	2007	2006

Long-lived Tangible Assets by Geographic Area:
United States	$198,225	$27,039
United Kingdom	36,204	31,470
China	17,975	15,815
Other	15,476	7,988

	$267,880	$82,312

(20)	Related Party Transactions

On May 17, 2007, we completed our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. At December 31, 2007, we have a net payable to the joint venture of $10.8 million, representing our obligation to the joint venture. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $29.5 million as of December 31, 2007. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $65.0 million during 2007.

On March 22, 2007, we entered into a convertible loan agreement with a related party whereby we loaned the related party £7.5 million ($14.7 million as of the transaction date). Under the terms of the agreement, the loan amount would simultaneously convert into shares of the related party’s common stock per the prescribed conversion formula defined in the loan agreement, in the event the related party consummated a specific target acquisition on or before September 30, 2007. On May 15, 2007, the related party consummated a specific target acquisition and the loan converted into 5,208,333 shares of the related party’s common stock which is included in investments in unconsolidated entities on our accompanying consolidated balance sheet at December 31, 2007.

In December 2006, one of our key executive officers, paid us $1,606,831 in full satisfaction of his obligations to us, including principal and accrued interest, under a previously disclosed, five-year promissory note dated August 16, 2001. The promissory note was provided to us in connection with his purchase of 250,000 shares of our common stock in August, 2001 (Note 15).

In December 2006, one of our key executive officers, paid us $2,571,320 in full satisfaction of his obligations to us, including principal and accrued interest, under a previously disclosed, five-year promissory note dated August 16, 2001. The promissory note was provided to us in connection with his purchase of 399,381 shares of our common stock in August, 2001 (Note 15).

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)	Related Party Transactions (Continued)

In August 2006, our Chairman, Chief Executive Officer and President, paid us $11,197,096 in full satisfaction of his obligations to us, including principal and accrued interest, under a previously disclosed, five-year promissory note dated August 16, 2001. The promissory note was provided to us in connection with his purchase of 1,168,191 shares of our common stock in August, 2001 (Note 15).

In June 2006, we issued 25,000 shares of our common stock as consideration for the acquisition of all of the capital stock of Innovative Medical Devices BVBA. The seller of the capital stock of Innovative Medical Devices BVBA is the spouse of the Vice President of our Consumer Diagnostics business unit.

(21)	Valuation and Qualifying Accounts

We have established reserves against accounts receivable for doubtful accounts, product returns, discounts and other allowances. The activity in the table below includes all accounts receivable reserves. Provisions for doubtful accounts are recorded as a component of general and administrative expenses. Provisions for returns, discounts and other allowances are charged against net product sales. The following table sets forth activities in our accounts receivable reserve accounts (in thousands):

			Amounts
	Balance at		Charged	Balance at
	Beginning of		Against	End of
	Period	Provision	Reserves	Period

Year ended December 31, 2005	$9,359	$25,015	$(24,626)	$9,748
Year ended December 31, 2006	$9,748	$22,914	$(24,261)	$8,401
Year ended December 31, 2007	$8,401	$28,352	$(24,586)	$12,167

We have established reserves against obsolete and slow-moving inventories. The activity in the table below includes all inventory reserves. Provisions for obsolete and slow-moving inventories are recorded as a component of costs of sales. The following table sets forth activities in our inventory reserve accounts (in thousands):

			Amounts
	Balance at		Charged	Balance at
	Beginning of		Against	End of
	Period	Provision	Reserves	Period

Year ended December 31, 2005	$4,126	$10,057	$(6,441)	$7,742
Year ended December 31, 2006	$7,742	$6,661	$(6,184)	$8,219
Year ended December 31, 2007	$8,219	$8,067	$(8,164)	$8,122

(22)	Restructuring Activities

The following table sets forth the aggregate charges associated with restructuring plans for the years ended December 31, (in thousands):

	2007	2006	2005

Severance	$1,989	$2,886	$2,229
Fixed asset and inventory write-off	3,870	6,989	2,259
Intangible asset write-off	—	2,722	—
Facility and other exit costs	843	536	612

	$6,702	$13,133	$5,100

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22)	Restructuring Activities (Continued)

(a)	2007 Restructuring Plans

During 2007, we committed to several plans to restructure and integrate our world-wide sales, marketing, order management and fulfillment operations, as well as evaluate certain research and development projects. The objectives of the plans are to eliminate redundant costs, improve customer responsiveness and improve efficiencies in operations. As a result of these restructuring plans, we recorded $5.2 million in restructuring charges during the year ended December 31, 2007. The $5.2 million charge included $1.2 million related to severance charges and $4.0 million related to impairment charges on fixed assets. This restructuring charge consisted of $2.0 million charged to cost of revenues, $2.4 million charged to research and development, $0.3 million charged to sales and marketing expenses and $0.5 million charged to general and administrative expenses, of which $3.4 million and $1.8 million were included in our professional diagnostic products and consumer diagnostic products business segments, respectively. The total number of employees to be involuntarily terminated under these plans is 35, of which 15 remain to be terminated as of December 31, 2007. As of December 31, 2007, $0.5 million of severance-related charges remain unpaid. We will continue to evaluate the impact of our newly acquired businesses on our existing operations and opportunities to improve operating efficiencies. We anticipate incurring additional charges related to this plan.

In addition, we recorded restructuring charges associated with the formation of our joint venture with P&G. In connection with the joint venture, we committed to a plan to close one of our sales offices in Germany, as well as evaluate redundancies in all departments of the consumer diagnostic products business segment that are impacted by the formation of the joint venture. For the year ended December 31, 2007, we recorded $1.2 million in restructuring charges related to this plan, of which $0.8 million relates to severance costs and $0.4 million relates to facility and other exit costs. Of the $1.2 million, $0.2 million was charged to cost of revenues, $0.2 million was charged to research and development expense, $0.5 million was charged to sales and marketing expense and $0.3 million was charged to general and administrative expense. The total number of employees to be involuntarily terminated under this plan is 17, of which 12 have been terminated as of December 31, 2007. Of the total $1.2 million in severance and exit costs, $0.5 million remains unpaid as of December 31, 2007. We will continue to evaluate the impact of the joint venture formation on our on-going consumer-related operations and anticipate incurring additional charges related to this plan.

(b)	2006 Restructuring Plans

In May 2006, we committed to a plan to cease operations at our manufacturing facility in San Diego, California and to write off certain excess manufacturing equipment at other impacted facilities. Additionally, in June 2006, we committed to a plan to reorganize the sales and marketing and customer service functions in certain of our U.S. professional diagnostic companies. For the year ended December 31, 2007, we recorded $0.4 million in net restructuring charges under these plans, which primarily relates to $0.6 million in facility exit costs, offset by a $0.2 million adjustment due to the finalization of fixed asset write-offs. Of the $0.4 million net charge, the $0.2 million adjustment was recorded to costs of sales, and was included in our consumer diagnostic products segment, and $0.6 million was charged to general and administrative expense, and was included in our professional diagnostic products business segment.

Net restructuring charges since the commitment date consist of $6.7 million related to impairment of fixed assets and inventory, $2.7 million related to an impairment charge on an intangible asset, $2.5 million related to severance, and $0.6 million related to facility closing costs. Of the $12.5 million recorded in operating income, $8.2 million, $1.7 million and $2.6 million were included in our professional diagnostics products, consumer diagnostic products, and corporate and other business segments, respectively. The total number of employees to be involuntarily terminated under these plans is 133, of which 1 employee remains to be terminated as of December 31, 2007. As of December 31, 2007, $0.1 million of the severance related charges remains unpaid.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22)	Restructuring Activities (Continued)

(c)	2005 Restructuring Plan

In May 2005, we committed to a plan to cease operations at our facility in Galway, Ireland. During the year ended December 31, 2006, we recorded a net restructuring gain of $3.2 million, of which $0.4 million related to charges for severance, early retirement and outplacement services, $0.1 million related to an impairment charge of fixed assets, $0.6 million related to facility closing costs and $4.3 million related to foreign exchange gains as a result of recording a cumulative translation adjustment to other income relating primarily to this plan of termination. The charges for the year ended December 31, 2006 consisted of $0.7 million charged to cost of goods sold, $0.4 million charged to general and administrative and $4.3 million in gains recorded to other expense. Of the net restructuring gain of $3.2 million included in our net loss for the year ended December 31, 2006, the $1.1 million loss and the $4.3 million gain were included in our consumer diagnostic products and corporate and other business segments, respectively. Additionally, during the year ended December 31, 2006, we recorded a $1.4 million gain on the sale of our CDIL facility in Ireland which has been recorded in loss on dispositions, net in our consolidated statements of operations and was included in our corporate and other business segment for these periods (Note 23).

Net restructuring charges since the commitment date consist of $2.6 million related to severance, early retirement and outplacement services, $2.4 million related to impairment of fixed assets and inventory and $1.2 million related to facility closing costs, offset by $4.3 million related to net foreign exchange gains relating primarily to this plan of termination and a $1.4 million gain on the sale of the manufacturing facility. Of the total $6.2 million restructuring charges recorded in operating income, $0.3 million and $5.9 million were included in our professional diagnostic products and consumer diagnostic products business segments, respectively. The $4.3 million and $1.4 million gains were included in our corporate and other business segment. The plan of termination was substantially complete as of December 31, 2006 and all 113 employees under this plan have been involuntarily terminated. All costs related to severance, early retirement, outplacement services and facility closing costs have been paid as of December 31, 2006.

(d)	Restructuring Reserves

The following table summarizes our liabilities related to the restructuring activities associated with the plans discussed above (in thousands):

	Balance at	Additions			Balance at
	Beginning	to the	Amounts		End of
	of Period	Reserve	Paid	Other (i)	Period

Year ended December 31, 2005	$—	$2,841	$(1,892)	$—	$949
Year ended December 31, 2006	$949	$3,422	$(2,820)	$14	$1,565
Year ended December 31, 2007	$1,565	$2,828	$(3,264)	$(6)	$1,123

(i)	Represents foreign currency translation adjustment.

(23)	Loss on Dispositions, Net

During 2006, we recorded a net loss on dispositions of $3.5 million. Included in this net loss is a $4.9 million charge associated with management’s decision to dispose of our Scandinavian Micro Biodevices ApS, or SMB, research operation, which was part of our professional diagnostic products and corporate and other business segments, of which $2.0 million is related to impaired assets, primarily goodwill associated with SMB, and a $2.9 million loss on the sale of SMB. The sale of this operation was completed in the fourth quarter of 2006. The net loss on dispositions also includes an offsetting $1.4 million gain on the sale of an idle manufacturing facility in Galway, Ireland, as a result of our 2005 restructuring plan. This facility was associated with our consumer diagnostic products business segment.