Form 10-K/A
period 2007-12-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2008-04-29
CIK 1145460

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s annual meeting of shareholders currently scheduled to be held on June 12, 2008 are incorporated by reference into Part III of this Form 10-K.

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
EX-23.1 Consent of BDO Seidman, LLP
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO & CFO

EXPLANATORY NOTE

On April 24, 2008, we announced that our previously issued consolidated financial statements as of and for the year ended December 31, 2007 contained two errors under accounting principles generally accepted in the United States affecting the fourth quarter of 2007. The first error related to the calculation of our provision for income taxes for the fourth quarter of 2007, which was understated by approximately $1.8 million for a benefit related to a non-cash write-off of in-process research and development expense recorded during the quarter. The second error related to the calculation of our sales and marketing expense for the fourth quarter of 2007, which was understated by approximately $2.4 million for non-cash amortization expense related to a 2007 acquisition. In addition to increasing our amortization expense, this correction resulted in a $1.0 million income tax benefit. We are filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Report”) in order to restate our 2007 financial statements to correct these errors in the Original Report and in the consolidated financial statements as of and for the year ended December 31, 2007 contained therein.

For the reasons discussed above, we are filing this Amended Report in order to amend Item 6 “Selected Consolidated Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8 “Financial Statements and Supplementary Data,” and Item 15 “Financial Statement Schedules and Exhibits” of the Original Report to the extent necessary to reflect the adjustments discussed above and a few other minor revisions. Except for the correction of a few typographical errors, the remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, February 29, 2008, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

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

Methods of Distribution

In the United States, Canada, the United Kingdom, Germany, Italy, Spain, the Netherlands, France, India, Japan, China, Australia, Colombia and Israel, we distribute our professional diagnostic products to hospitals, reference laboratories, physicians’ offices and other point-of-care settings through our own sales forces and distribution networks. In these countries, as well as in all other major world markets, we also utilize third-party distributors to sell our products. In the United States, we have distribution relationships with all of the major distributors to hospitals and reference laboratories, as well as with the major distributors serving physicians’ offices and other non-hospital, point-of-care settings. One of our distributors, Thermo Fisher Scientific, accounted for 17% of our consolidated net revenue in 2007. Our QAS subsidiary facilitates the distribution of our HemoSense INRatio coagulation monitors by contacting targeted customers and facilitating the Medicare reimbursement process for physicians and for patients monitoring at home. Under the terms of our acquisition of our Determine products from Abbott Laboratories in June 2005, Abbott distributes our Determine products, which are sold outside of the United States, in certain countries where we do not currently have suitable distribution capabilities. We also sell these products to Abbott as the exclusive supplier of its global “Access to HIV Care” program, through which Abbott provides free or low-cost testing products for HIV testing in underdeveloped countries around the world.

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

Foreign Operations

Our business relies heavily on our foreign operations. Four of our five largest facilities (Hangzhou and Shanghai, China; Matsudo, Japan; and Bedford, England) are located outside of the United States and we also have significant research and development operations in Stirling, Scotland and Jena, Germany. Since late 2005, we have also focused significant effort on expanding our worldwide distribution network supporting our professional diagnostic business by acquiring distribution operations in England, Spain, Australia, Germany, Japan, Italy, India, Colombia and Canada. Approximately 37% of our net revenue was generated from outside of the United States during 2007. Our Inverness Medical TestPack and Determine product lines are sold exclusively outside the United States.

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

The medical products industry, including the diagnostic testing industry, places considerable importance on obtaining and enforcing patent and trade secret protection for new technologies, products and processes. Trademark protection is an important factor in the success of certain of our product lines. Our success therefore depends, in part, on our abilities to obtain and enforce the patents and trademark registrations necessary to protect our products, to preserve our trade secrets and to avoid or neutralize threats to our proprietary rights from third parties. We cannot, however, guarantee our success in enforcing or maintaining our patent rights; in obtaining future patents or licensed patents in a timely manner or at all; or as to the breadth or degree of protection that our patents or trademark registrations or other intellectual property rights might afford us. For more information regarding the risks associated with our reliance on intellectual property rights see the risk factors discussed in Item 1A. entitled “Risk Factors” on pages 12 through 28 of this report.

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

We have made certain restatements to our consolidated financial statements as of and for the year ended December 31, 2007. For a discussion of the restatements, see “Explanatory Note” on page 2, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 2(s) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(restated)
	(in thousands, except per share data)

Statement of Operations Data:
Net product sales	$794,187	$552,130	$406,457	$365,432	$285,430
Services revenue	23,374	—	—	—	—

Net product and services revenue	817,561	552,130	406,457	365,432	285,430
License and royalty revenue	21,979	17,324	15,393	8,559	9,728

Net revenue	839,540	569,454	421,850	373,991	295,158
Cost of revenues	445,813	340,231	269,538	226,987	167,641

Gross profit	393,727	229,223	152,312	147,004	127,517
Operating expenses:
Research and development	69,547	48,706	30,992	31,954	24,367
Purchase of in-process research and development	173,825	4,960	—	—	—
Sales and marketing	167,770	94,445	72,103	57,957	52,504
General and administrative	158,438	71,243	59,990	52,707	35,812
Loss on dispositions, net	—	3,498	—	—	—

Operating (loss) income	(175,853)	6,371	(10,773)	4,386	14,834
Interest expense and other expenses, net, including amortization of original issue discounts and write-off of deferred financing costs	(74,251)	(17,822)	(1,617)	(18,707)	(3,270)

(Loss) income from continuing operations before provision for income taxes	(250,104)	(11,451)	(12,390)	(14,321)	11,564
(Benefit) provision for income taxes	(979)	5,727	6,819	2,275	2,911
Equity earnings of unconsolidated entities, net of tax	4,372	336	—	—	—

(Loss) income from continuing operations	$(244,753)	$(16,842)	$(19,209)	$(16,596)	$8,653

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(restated)
	(in thousands, except per share data)

(Loss) income from continuing operations available to common stockholders—basic and diluted(1)	$(244,753)	$(16,842)	$(19,209)	$(17,345)	$7,695

(Loss) income per common share—basic and diluted(1)	$(4.75)	$(0.49)	$(0.79)	$(0.87)	$0.49

	December 31,
	2007	2006	2005	2004	2003
	(restated)
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$414,732	$71,104	$34,270	$16,756	$24,622
Working capital	$674,066	$133,313	$84,523	$62,615	$44,693
Total assets	$4,880,759	$1,085,771	$791,166	$568,269	$540,529
Total debt	$1,387,849	$202,976	$262,504	$191,224	$176,181
Redeemable convertible preferred stock	$—	$—	$—	$—	$6,185
Total stockholders’ equity	$2,586,667	$714,138	$397,308	$271,416	$265,173

(1)	(Loss) income available to common stockholders and basic and diluted (loss) income per common share are computed as described in Notes 2(n) and 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2007, we also advanced another stated goal of establishing a worldwide distribution network that will allow us to bring both our current and future diagnostic products to the global professional market. We did this primarily through smaller acquisitions of local distributors which, from late 2005 though 2007, expanded our direct sales capabilities in Germany, Spain, Italy, England, the Netherlands, India, Canada, Australia and Colombia.

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

Restatement of 2007 Financial Statements

We have restated our previously issued consolidated financial statements as of and for the year ended December 31, 2007 to correct for two errors under accounting principles generally accepted in the United States relating to our 2007 fourth quarter results. The first error related to the calculation of our provision for income taxes for the fourth quarter of 2007, which was understated by approximately $1.8 million for a benefit related to a non-cash write-off of in-process research and development expense recorded during the quarter. The second error related to the calculation of our sales and marketing expense for the fourth quarter of 2007, which was understated by approximately $2.4 million for non-cash amortization expense related to a 2007 acquisition. In addition to increasing our amortization expense, this correction resulted in $1.0 million of income tax benefit. See Item 8. “Financial Statements and Supplementary Data” beginning on page 61 in this report for a comparison of the restated quarterly amounts to previously reported quarterly amounts.

The following lists the accounts shown in Item 6 “Selected Consolidated Financial Data” of this Annual Report on Form 10-K, that were affected by the restatements discussed above, with comparisons of the restated amounts to previously reported amounts and the effect of such restatements on net loss per common share. See Note 2(s) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K (in thousands, except per share data).

	2007
	As restated	As reported

Sales and marketing	$167,770	$165,328
Operating loss	$(175,853)	$(173,411)
Loss before (benefit) provision for income taxes	$(250,104)	$(247,662)
(Benefit) provision for income taxes	$(979)	$(1,799)
Net loss	$(244,753)	$(241,491)
Net loss per common share — basic and diluted	$(4.75)	$(4.69)
Total assets	$4,880,759	$4,883,201
Total stockholders’ equity	$2,586,667	$2,589,929

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Product Sales.  Net product sales increased by $242.1 million, or 44%, to $794.2 million in 2007 from $552.1 million in 2006. Excluding the favorable impact of currency translation, net product sales in 2007 grew by approximately $231.1 million, or 42%, over 2006. Of the currency adjusted increase, revenue increased primarily as a result of our acquisitions of: (i) First Check Diagnostics LLC, or First Check, in January 2007, which contributed revenue of $12.9 million, (ii) Instant in March 2007, which contributed revenue of $22.8 million, (iii) Biosite in June 2007, which contributed revenue of $167.8 million, (iv) Cholestech in September 2007, which contributed revenue of $24.1 million, (v) Bio-Stat Healthcare Group, or Bio-Stat, in October 2007, which contributed revenue of $8.1 million, (vi) HemoSense in November 2007, which contributed revenue of $3.5 million and (vii) various less significant acquisitions, which contributed an aggregate of $19.4 million of such increase. Partially offsetting the increased revenue as a result of acquisitions was the decrease in revenue associated with the completion of our 50/50 joint venture with P&G on May 17, 2007 in which we transferred substantially all of the assets of our consumer diagnostics business, other than our manufacturing and core intellectual property assets. Upon completion of the transaction to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting. We recorded $76.1 million of net product sales in 2007 (through the date the joint venture was formed), as compared to $171.6 million of net product sales in 2006. During 2007, we recorded $65.0 million of manufacturing revenue associated with our manufacturing agreement with the joint venture, whereby we manufacture and sell consumer diagnostic products to the joint venture. Organic growth, particularly from our professional infectious disease and drugs of abuse products, also contributed to the growth, as well as higher license and royalty revenue.

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

Sales and Marketing Expense.  Sales and marketing expense increased by $73.3 million, or 78%, to $167.8 million in 2007, from $94.4 million in 2006. The increase in sales and marketing expense is primarily the result of approximately $56.1 million of additional spending related to newly acquired businesses, primarily Biosite, Instant, Cholestech and the various less significant acquisitions. Also included in sales and marketing expense is $1.7 million of stock-based compensation expense, representing an increase of approximately $1.0 million from 2006. Partially offsetting the increases was the favorable impact of the formation of the 50/50 joint venture with P&G. Amortization expense of $36.9 million and $6.8 million was included in sales and marketing expense for 2007 and 2006, respectively.

Sales and marketing expense as a percentage of net product sales and services revenue increased to 21% for 2007, from 17% for 2006.

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

General and administrative expense as a percentage of net product sales and services revenue increased to 19% for 2007, from 13% for 2006.

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

(Benefit) Provision for Income Taxes.  (Benefit) provision for income taxes decreased by $6.7 million, to a $1.0 million benefit in 2007, from a $5.7 million provision in 2006. The effective tax rate in 2007 was 0.4%, compared to (52)% in 2006. The decrease in the provision for income taxes from 2006 to 2007 is primarily related to the recognition of the benefit of current year losses in the U.S. and the United Kingdom.

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

Net Loss.  We incurred a net loss of $244.8 million in 2007, while we incurred a net loss of $16.8 million in 2006. Net loss per common share available to common stockholders was $4.75 per basic and diluted common share in 2007, as compared to net loss of $0.49 per basic and diluted common share in 2006. The net loss in 2007 and 2006 resulted from the various factors as discussed above. See Note 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the calculation of net loss per common share.

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

Operating Cash Flows

Net cash provided by operating activities during 2007 was $88.8 million, an increase of $54.5 million over the prior year. The net cash provided by operating activities resulted from $311.4 million of non-cash items, $22.2 million of cash provided by decreases in net working capital during the period, offset by our loss of $244.8 million. The $311.4 million of non-cash items included, among other various items, a $173.8 million charge associated with the write-off of purchased IPR&D in connection with our acquisitions of Biosite and Diamics, Inc., or Diamics, $101.1 million related to depreciation and amortization and $52.2 million related to non-cash stock-based compensation expense.

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

Income Taxes

As of December 31, 2007, we had approximately $330.3 million of domestic NOL carryforwards and $31.2 million of foreign NOL carryforwards, respectively, which either expire on various dates through 2027 or can be carried forward indefinitely. These losses are available to reduce federal and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic NOL carryforward amount at December 31, 2007 included approximately $205.6 million of pre-acquisition losses at Alere, ParadigmHealth, Biosite, Cholestech, Diamics, HemoSense, IMN, Ischemia, Ostex and Advantage Diagnostics Corporation, or ADC. Prior to adoption of SFAS No. 141-R, Business Combinations, these losses were applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense. Upon adoption of SFAS No. 141-R, Business Combinations, the reduction of a valuation allowance is generally recorded to reduce our income tax expense. Also included in our domestic NOL carryforwards at December 31, 2007 was approximately $10.2 million resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax.

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

As discussed on page 35 of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2(s) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have restated our previously issued consolidated financial statements as of and for the year ended December 31, 2007 to (i) correct an error in the calculation of our provision for income taxes for the fourth quarter of 2007, which was understated by approximately $1.8 million for a benefit related to a non-cash write-off of in-process research and development expense recorded during the quarter, and (ii) correct an error in the calculation of our sales and marketing expense, which was understated by approximately $2.4 million for non-cash amortization expense related to a 2007 acquisition. In addition to increasing our amortization expense, this correction resulted in $1.0 million of income tax benefit.

The restatement discussed above affected only the fourth quarter of 2007. The following table presents selected quarterly financial data for each of the quarters in the years ended December 31, 2007 and 2006, with comparisons of restated amounts to previously reported amounts with respect to the fourth quarter of 2007 (in thousands, except per share data):

	2007
	First	Second	Third	Fourth	Fourth
	Quarter(2)	Quarter(3)	Quarter(4)	Quarter(5)	Quarter(5)
				As restated	As reported

Net revenue	$158,979	$154,965	$237,636	$287,960	$287,960
Gross profit	$78,338	$66,340	$110,298	$138,751	$138,751
Net (loss) income	$6,305	$(54,674)	$(180,612)	$(15,772)	$(12,510)
Net (loss) income per common share — basic and diluted(1)	$0.14	$(1.17)	$(3.74)	$(0.24)	$(0.19)

	2006
	First	Second	Third	Fourth
	Quarter(6)	Quarter(7)	Quarter(8)	Quarter(9)

Net revenue	$127,821	$139,713	$144,912	$157,008
Gross profit	$52,254	$48,496	$61,145	$67,328
Net (loss) income	$(2,630)	$(10,556)	$(9,683)	$6,027
Net (loss) income per common share—basic and diluted(1)	$(0.09)	$(0.33)	$(0.27)	$0.15

(1)	Net (loss) income available to common stockholders and basic and diluted net (loss) income per common share are computed as consistent with the annual per share calculations described in Notes 2(n) and 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Included in net income for the first quarter of 2007 is $0.6 million related to the restructuring charge associated with the closure of our ABI operation, a $0.2 million charge to write-off deferred financing costs related to the payment of outstanding debt, and $1.6 million of non-cash stock-based compensation expense.

(3)	Included in net loss for the second quarter of 2007 is $0.4 million related to restructuring charges associated with the decision to close facilities and the formation of our joint venture with P&G, a $1.2 million charge related to an inventory adjustment in connection with the Biosite acquisition, a charge of $15.4 million associated with the write-off of debt origination costs and a prepayment premium paid upon early extinguishment of related debt, a $1.9 million foreign currency gain realized on the settlement of intercompany notes, and $47.3 million of non-cash stock-based compensation expense.

(4)	Included in net loss for the third quarter of 2007 is $0.5 million related to restructuring charges associated with the decision to close facilities and the formation of our joint venture with P&G, a $6.3 million charge related to an inventory adjustment in connection with the Biosite and Cholestech acquisitions, a write-off of $169.0 million associated with the value of purchased in-process R&D incurred in connection with the Biosite acquisition, and $3.3 million in non-cash stock-based compensation expense.

(5)	Included in net loss for the fourth quarter of 2007 is $5.2 million related to restructuring charges associated with the decision to close facilities and formation of our joint venture with P&G, a $0.8 million charge related to an inventory adjustment in connection with the Cholestech and HemoSense acquisitions, a write-off of $4.8 million associated with the value of purchased in-process R&D incurred in connection with the Diamics acquisition, a $3.9 million unrealized foreign currency loss associated with a cash escrow established in connection with the acquisition of BBI, and $5.3 million in non-cash stock-based compensation expense.

(6)	Included in net loss in the first quarter of 2006 is a $0.9 million charge related to the closure of our manufacturing facility in Galway, Ireland, a $1.2 million unrealized foreign exchange loss associated with the closure our Galway, Ireland facility and $1.3 million of non-cash stock-based compensation expense.

(7)	Included in net loss in the second quarter of 2006 is a $4.4 million restructuring charge, including $9.9 million primarily related to the closure of our ABI operation in San Diego, California, offset by income of $5.5 million related to a foreign exchange gain associated with the final closure of our manufacturing facility in Galway, Ireland, a $3.2 million net loss on disposition resulting from a $4.6 million loss associated with management’s decision to dispose of our Scandinavian research operation, offset by a $1.4 million gain on the sale of an idle manufacturing facility and $1.2 million of non-cash stock-based compensation expense.

(8)	Included in net loss in the third quarter of 2006 is a $5.0 million charge for the write-off of in-process research and development acquired in connection with the Clondiag acquisition, a $1.2 million restructuring charge related to the closure of our ABI operation, along with the write-off of fixed assets at other facilities impacted by our restructuring plans and $1.3 million of non-cash stock-based compensation expense.

(9)	Included in net income in the fourth quarter of 2006 is a $1.2 million restructuring charge associated with the closure of our ABI operation, a $0.3 million net loss on disposition resulting from the finalization of our disposition of our Scandinavian research operation and $1.6 million of non-cash stock-based compensation expense.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In conducting management’s evaluation of the effectiveness of our company’s internal control over financial reporting, management excluded the acquisitions which were completed in 2007 which included ParadigmHealth, Inc., Redwood Toxicology Laboratories, Inc., Alere Medical, Inc., HemoSense, Inc., Cholestech Corporation, Biosite Incorporated, Instant Technologies, Inc., Matritech, Inc., Aska Diagnostic, Inc., Akubio, Biosystems S.A., Bio-Stat Healthcare Group, Spectral Diagnostics Private Limited and its affiliate Source Diagnostics (India) Private Limited, Diamics, Inc., Quality Assured Services, Inc., Orange Medical, Promesan S.r.l., First Check Diagnostics LLC, Gabmed GmbH and Med-Ox Chemicals Limited. The contribution from these acquisitions represented approximately 34.0% and 10.0% of net revenue and total assets, respectively, as of and for the year ended December 31, 2007. Refer to Note 4 of the accompanying consolidated financial statements for further discussion of our acquisitions and their impact on our consolidated financial statements.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9a, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ParadigmHealth, Inc., Redwood Toxicology Laboratories, Inc., Alere Medical, Inc., HemoSense, Inc., Cholestech Corporation, Biosite Incorporated, Instant Technologies, Inc., Matritech, Inc., Aska Diagnostic, Inc., Akubio, Biosystems S.A., Bio-Stat Healthcare Group, Spectral Diagnostics Private Limited and its affiliate Source Diagnostics (India) Private Limited, Diamics, Inc., Quality Assured Services, Inc., Orange Medical, Promesan S.r.l., First Check Diagnostics LLC, Gabmed GmbH and Med-Ox Chemicals Limited, which were all acquired in 2007, and which are all included in the consolidated balance sheet of the Company as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. The acquired entities constituted 10.0% and 34.0% of total assets and net revenue, respectively, as of and for the year ended December 31, 2007. Management did not assess the effectiveness of internal control over financial reporting of these acquired entities because of the timing of the acquisitions which were completed in 2007. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of above acquisitions.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inverness Medical Innovations, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 29, 2008, except for the restatement discussed in Note 2(s) as to which is dated April 28, 2008, expressed an unqualified opinion thereon.

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

3.	Exhibits.

2.1		Sale Agreement, dated December 20, 2001, between Inverness Medical Innovations, Inc. (the “Company”) and Unilever U.K. Holdings Limited (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 20, 2001)
2.2		Share Purchase Agreement, dated February 28, 2006, by and between Inverness Medical Switzerland Gmbh, Inverness Medical Innovations, Inc., CLONDIAG Beteiligungs-Gesellschaft GmbH, Eugen Ermantraut, Dr. Stefan Wölfl, Dr. Torsten Schulz, Prof. Dr. Albert Hinnen, Karl Fusseis, Prof. Dr. Michael Köhler and Thomas Ellinger (incorporated by reference to Exhibit 2.9 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
2.3		Agreement and Plan of Merger, dated as of May 17, 2007 by and among Inverness Medical Innovations, Inc., Inca Acquisition, Inc. and Biosite Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date May 17, 2007, filed on May 18, 2007)
2.4		Agreement and Plan of Reorganization dated as of June 4, 2007, among Inverness Medical Innovations, Inc., Iris Merger Sub, Inc. and Cholestech Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date June 4, 2007, filed on June 4, 2007)
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
3.2		Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2001)
3.3		Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
*3	.4	First Amendment to the Amended and Restated Certificate of Incorporation of the Company
3.5		Certificate of Correction to the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
4.1		Indenture, dated May 14, 2007, between the Company and U.S. Bank trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)
10.1		Post-Closing Covenants Agreement, dated as of November 21, 2001, by and among Johnson & Johnson, IMT, the Company, certain subsidiaries of IMT and certain subsidiaries of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.2		Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-67392))
10.3		Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-67392))
10.4		Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan — First Amendment (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.5		Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan — Second Amendment (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.6		Lease between WE 10 Southgate LLC and Binax, Inc. dated as of August 26, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

+10	.7	Research and Development Agreement, dated February 25, 2005, among ITI Scotland Limited and Inverness Medical Innovations, Inc., Stirling Medical Innovations Limited and Inverness Medical Switzerland GmbH (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005)
10.8		Form of Warrant for the Purchase of Shares of Common Stock of the Company issued pursuant to the Note and Warrant Purchase Agreement dated as of December 14, 2001 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 20, 2001)
10.9		Agreement, dated December 1, 1986, between Bernard Levere, Zelda Levere, Pioneer Pharmaceuticals, Inc. and Essex Chemical Corp. and Unconditional Guarantee by Essex Chemical Corp. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.10		Option to Assume and Extend Lease, dated as of February , 1995, between Bernard Levere, Zelda Levere and International Vitamin Corporation (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.11		Warrant for the Purchase of Shares of Common Stock of the Company, dated as of March 31, 2005, issued to Roger Piasio (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.12		Amendment No. 1 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-90530)
10.13		Form of Warrant Agreement issued pursuant to the Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated September 20, 2002)
10.14		Lease Agreement between Cholestech Corporation and the BIV Group dated July 23, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007)
10.15		Lease Agreement Addendum No. One by and between Cholestech Corporation and BIV Group dated November 19, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2007)
10.16		$1,050,000,000 First Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc, as Guarantor, The Lenders and L/C Issuers Party Hereto General Electric Capital Corporation, as Administrative Agent, Citizens Bank of Massachusetts, Fifth Third Bank and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Co-Documentation Agents and UBS Securities LLC, as Joint Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.17		$250,000,000 second Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, The Lenders General Electric Capital Corporation, as Administrative Agent and UBS Securities LLC, as Syndication Agent, Joint Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.18		First Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.19		Second Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.20		First Amendment to First Lien Credit Agreement dated as of November 15, 2007 among IM US Holdings, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2007)

+10	.21	Distribution Agreement between Biosite and Fisher Scientific Company L.L.C. effective January 1, 2006 (incorporated by reference to Exhibit 10.18 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.22	Semi-exclusive BNP Diagnostic License Agreement Between Biosite Diagnostics Incorporated and Scios, Inc. effective December 30, 1996 (incorporated by reference to Exhibit 10.19 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.23	First Amendment to Semi-exclusive BNP Diagnostic License Agreement between Biosite Incorporated and Scios, Inc. effective August 1, 1997 (incorporated by reference to Exhibit 10.20 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.24	Amendment #2 To Semi-exclusive BNP Diagnostic License Agreement Biosite Incorporated and Scios, Inc. effective August 30, 2002 (incorporated by reference to Exhibit 10.21 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.25	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.26	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.27		Option Agreement, dated as of May 17, 2007 among US CD LLC, SPD Swiss Precision Diagnostics GmbH, Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and Procter & Gamble RHD, Inc. (incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.28		Amendment No. 2 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.6 to Company’s Registration Statement on Form S-8, as amended (File No. 333-106996))
10.29		Amendment No. 3 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2005)
10.30		Rules of Inverness Medical Innovations, Inc. Inland Revenue Approved Option Plan (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
*10	.31	Rules of Inverness Medical Innovations, Inc. HM Revenue and Customs Approved Share Option Plan (2007) (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan)
10.32		Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.33		Form of Non-Qualified Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.34		Form of Incentive Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
+10	.35	Reagent Supply Agreement, dated June 30, 2005, by and between Abbott Laboratories, Inverness Medical Innovations, Inc. and Inverness Medical Japan, Ltd (incorporated by reference to Exhibit 10.9 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)

10.36		Second Territory Letter Agreement, dated March 31, 2006, by and among Inverness Medical Innovations, Inc., ACON Laboratories, Inc., AZURE Institute, Inc., LBI, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd., Karsson Overseas Ltd., Jixun Lin and Feng Lin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date September 29, 2005, filed on October 4, 2005)
10.37		Subunderlease, dated February 15, 2007, between the Landlord, Unilever U.K. Central Resources Limited, the Tenant, Unipath Limited, and the Surety, Inverness Medical Innovations, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.38		Amendment No. 4 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.39		Amendment No. 5 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
*10	.40	Amendment No. 6 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan
*10	.41	Amendment No. 7 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan
10.42		Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (previously attached as Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on November 20, 2007)
10.43		Underwriting Agreement dated January 25, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, dated January 26, 2007)
10.44		Underwriting Agreement dated November 14, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, dated November 16, 2007)
14.50		Inverness Medical Innovations Business Conduct Guidelines (incorporated by reference to Exhibit 14.50 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
*21	.1	List of Subsidiaries of the Company as of February 29, 2008
**23	.1	Consent of BDO Seidman, LLP
**31	.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
**31	.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
**32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Previously filed.

**	Filed herewith.

+	We have omitted portions of this exhibit which have been granted confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.

Date: April 29, 2008

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

As discussed in Note 2(s) of the consolidated financial statements, the Company has restated its financial statements as of and for the year ended December 31, 2007 to increase the tax provision to eliminate a tax benefit recorded on an in process research and development write-off and to record amortization expense related to certain acquired intangible assets.

As described in Note 18 of the financial statements, the Company adopted the provisions of the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 29, 2008, expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
February 29, 2008 (except for the
restatement discussed in Note 2(s),
as to which is dated April 28, 2008)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	2007	2006	2005
	(restated)

Net product sales	$794,187	$552,130	$406,457
Services revenue	23,374	—	—

Net product and services revenue	817,561	552,130	406,457
License and royalty revenue	21,979	17,324	15,393

Net revenue	839,540	569,454	421,850
Cost of revenues	445,813	340,231	269,538

Gross profit	393,727	229,223	152,312
Operating expenses:
Research and development (Note 11)	69,547	48,706	30,992
Purchase of in-process research and development (Note 13)	173,825	4,960	—
Sales and marketing	167,770	94,445	72,103
General and administrative	158,438	71,243	59,990
Loss on dispositions, net (Note 23)	—	3,498	—

Operating (loss) income	(175,853)	6,371	(10,773)
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs (Note 6)	(83,025)	(26,570)	(21,795)
Other income (expense), net	8,774	8,748	20,178

Loss before (benefit) provision for income taxes	(250,104)	(11,451)	(12,390)
(Benefit) provision for income taxes	(979)	5,727	6,819
Equity earnings of unconsolidated entities, net of tax (Note 12)	4,372	336	—

Net loss	$(244,753)	$(16,842)	$(19,209)

Net loss per common share—basic and diluted (Notes 2(n) and 14)	$(4.75)	$(0.49)	$(0.79)

Weighted average shares—basic and diluted	51,510	34,109	24,358

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2007	2006
	(restated)

ASSETS
Current assets:
Cash and cash equivalents	$414,732	$71,104
Restricted cash	141,869	—
Marketable securities	2,551	—
Accounts receivable, net of allowances of $12,167 and $8,401 at December 31, 2007 and 2006, respectively	163,380	100,388
Inventories, net	148,231	78,322
Deferred tax assets	18,170	5,332
Income tax receivable	5,256	3,014
Prepaid expenses and other current assets	58,785	17,384

Total current assets	952,974	275,544
Property, plant and equipment, net	267,880	82,312
Goodwill	2,148,850	439,369
Other intangible assets with indefinite lives	43,097	68,107
Core technology and patents, net	432,583	87,732
Other intangible assets, net	869,644	83,794
Deferred financing costs, net, and other non-current assets	51,747	13,218
Investments in unconsolidated entities	77,753	22,936
Marketable securities	20,432	12,681
Deferred tax assets	15,799	78

Total assets	$4,880,759	$1,085,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,320	$7,504
Current portion of capital lease obligations	776	584
Accounts payable	72,061	46,342
Accrued expenses and other current liabilities	174,935	87,801
Payable to joint venture	10,816	—

Total current liabilities	278,908	142,231

Long-term liabilities:
Long-term debt, net of current portion	1,366,395	194,473
Capital lease obligations, net of current portion	358	415
Deferred tax liabilities	326,128	23,984
Deferred gain on joint venture	293,078	—
Other long-term liabilities	29,225	10,530

Total long-term liabilities	2,015,184	229,402

Commitments and contingencies (Notes 7, 8 and 10)
Series A redeemable convertible preferred stock, $0.001 par value:
Authorized: 2,667 shares
Issued: 2,527 shares at December 31, 2007 and 2006
Outstanding: none at December 31, 2007 and 2006	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 2,333 shares
Issued: none	—	—
Common stock, $0.001 par value
Authorized: 100,000 shares
Issued and outstanding: 76,784 shares at December 31, 2007 and 39,215 shares at December 31, 2006	77	39
Additional paid-in capital	2,937,143	826,987
Accumulated deficit	(371,822)	(127,069)
Accumulated other comprehensive income	21,269	14,181

Total stockholders’ equity	2,586,667	714,138

Total liabilities and stockholders’ equity	$4,880,759	$1,085,771

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Continued)
(in thousands, except per share amounts)

	Common Stock				Accumulated
		$0.001	Additional		Other	Total	Total
	Number of	Par	Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Capital	Deficit	Income	Equity	Loss
				(restated)		(restated)	(restated)

BALANCE, DECEMBER 31, 2006	39,215	$39	$826,987	$(127,069)	$14,181	$714,138
Issuance of common stock in connection with acquisitions and equity offerings, net of issuance costs of $44,204	35,204	35	1,859,985	—	—	1,860,020
Exercise of common stock options and warrants and shares issued under employee stock purchase plan	2,365	3	55,095	—	—	55,098
Stock-based compensation related to grants of common stock options	—	—	57,480	—	—	57,480
Fair value of vested stock options exchanged in acquisitions	—	—	135,022	—	—	135,022
Stock option income tax benefits	—	—	2,574	—	—	2,574
Minimum pension liability adjustment	—	—	—	—	341	341	$341
Changes in cumulative translation adjustment	—	—	—	—	12,758	12,758	12,758
Unrealized loss on interest rate swap (Note 9)	—	—	—	—	(9,518)	(9,518)	(9,518)
Unrealized gain on marketable securities	—	—	—	—	3,507	3,507	3,507
Net loss	—	—	—	(244,753)	—	(244,753)	(244,753)

Total comprehensive loss							$(237,665)

BALANCE, DECEMBER 31, 2007	76,784	$77	$2,937,143	$(371,822)	$21,269	$2,586,667

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	2007	2006	2005
	(restated)

Cash Flows from Operating Activities:
Net loss	$(244,753)	$(16,842)	$(19,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest expense related to amortization and write-off of non-cash original issue discount and deferred financing costs	10,963	4,158	2,345
Non-cash loss (income) related to currency hedge	—	(217)	217
Non-cash stock-based compensation expense	52,210	5,455	169
Charge for purchased in-process research and development	173,825	4,960	—
Non-cash value on settlement of litigation	—	—	(2,593)
Impairment of long-lived assets	3,872	9,573	1,740
Loss (gain) on sale of fixed assets	59	(1,528)	263
Equity earnings of unconsolidated entities	(4,372)	(336)	—
Interest in minority investments	1,401	(299)	—
Depreciation and amortization	101,113	39,362	27,756
Deferred and other non-cash income taxes	(27,892)	(409)	5,969
Other non-cash items	197	714	141
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	47,018	(13,846)	10,404
Inventories, net	(1,463)	167	(4,047)
Prepaid expenses and other current assets	15,432	(86)	(7,598)
Accounts payable	(6,745)	210	6,201
Accrued expenses and other current liabilities	(33,893)	3,294	4,496
Other non-current liabilities	1,783	(60)	339

Net cash provided by operating activities	88,755	34,270	26,593

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(36,398)	(19,717)	(20,233)
Proceeds from sale of property, plant and equipment	264	2,244	241
Cash paid for acquisitions and transactional costs, net of cash acquired	(2,036,116)	(131,465)	(148,982)
Cash received, net of cash paid, from formation of joint venture	324,170	—	—
Cash paid for investments in minority interests and marketable securities	(10,177)	(25,817)	—
Increase in other assets	(28,273)	(4,077)	(1,787)

Net cash used in investing activities	(1,786,530)	(178,832)	(170,761)

Cash Flows from Financing Activities:
Increase in restricted cash	(141,869)	—	—
Cash paid for financing costs	(40,675)	(2,787)	(2,873)
Proceeds from issuance of common stock, net of issuance costs	1,122,852	234,961	97,440
Net (payments) proceeds under revolving line of credit	1,114,171	(47,879)	69,442
Proceeds from borrowings under notes payable	—	—	269
Repayments of notes payable	(22,326)	(20,000)	—
Repayments of notes receivable	—	14,691	—
Tax benefit on exercised stock options	867	567	—
Principal payments of capital lease obligations	(636)	(546)	(501)

Net cash provided by financing activities	2,032,384	179,007	163,777

Foreign exchange effect on cash and cash equivalents	9,019	2,389	(2,095)

Net increase in cash and cash equivalents	343,628	36,834	17,514
Cash and cash equivalents, beginning of year	71,104	34,270	16,756

Cash and cash equivalents, end of year	$414,732	$71,104	$34,270

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

Non-cash Investing Activities:

During fiscal 2007, 2006 and 2005, we issued shares of our common stock and exchanged employee stock options in connection with several of our acquisitions (dollars in thousands):

				Employee Stock Options/
		Common Stock Issued		Restricted Stock Awards Exchanged
		Number of	Fair Value of	Number of	Fair Value of
Company Acquired	Date of Acquisition	Shares	Shares	Shares	Shares

Matritech, Inc.	December 12, 2007	616,671	$35,592	—	$—
Biosystems S.A.	December 11, 2007	33,373	$1,948	—	$—
Alere Medical, Inc.	November 16, 2007	2,654,590	$161,086	380,894	$20,614
HemoSense, Inc.	November 6, 2007	3,691,369	$226,415	380,732	$16,695
Cholestech Corporation	September 12, 2007	6,840,361	$329,774	733,077	$20,331
Spectral Diagnostics Private Limited(1)	July 27, 2007	40,186	$1,605	—	$—
Biosite Incorporated(2)	June 29, 2007	—	$—	753,863	$28,453
Quality Assured Services, Inc.	June 7, 2007	273,642	$12,834	—	$—
Instant Technologies, Inc.	December 28, 2007	463,399	$21,530	—	$—
ABON BioPharm (Hangzhou) Co. Ltd. and ACON Laboratories	May 15, 2006	1,871,250	$53,052	—	$—
CLONDIAG chip technologies GmbH	February 28, 2006	299,477	$7,958	—	$—
Binax, Inc.	March 31, 2005	1,422,400	$35,213	—	$—

(1)	The acquisition of Spectral Diagnostics Private Limited also included its affiliate Source Diagnostics (India) Private Limited.

(2)	The value includes $2.6 million associated with net operating loss, or NOL, carryforwards related to stock options issued to Biosite Incorporated employees.

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

Unrealized holding gains and losses (except for other than temporary impairments) on securities classified as available for sale, are excluded from earnings and are reported in accumulated other comprehensive income, net of related tax effects. Unrealized gains and losses on actively traded securities are included in earnings. Marketable securities that are held indefinitely are classified in our accompanying balance sheet as long term marketable securities.

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

(s)	Restatement of 2007 Financial Statements

We have restated our previously issued consolidated financial statements as of and for the year ended December 31, 2007 to correct for two errors under accounting principles generally accepted in the United States relating to our 2007 fourth quarter results. The first error related to the calculation of our provision for income taxes for the fourth quarter of 2007, which was understated by approximately $1.8 million for a benefit related to a non-cash write-off of in-process research and development expense recorded during the quarter. The second error related to the calculation of our sales and marketing expense for the fourth quarter of 2007, which was understated by approximately $2.4 million for non-cash amortization expense related to a 2007 acquisition. In addition to increasing our amortization expense, this correction resulted in $1.0 million of income tax benefit.

The following lists the accounts in the consolidated statements of operations and balance sheets that were affected by the aforementioned restatement, with comparisons of the restated amounts to the originally reported amounts and the effect of such restatements on operating loss, net loss, and net loss per common share. All applicable amounts relating to the aforementioned restatement have been reflected in these consolidated financial statements and notes hereto (in thousands, except per share data).

	2007
	As restated	As reported

Sales and marketing	$167,770	$165,328
Operating loss	$(175,853)	$(173,411)
Loss before (benefit) provision for income taxes	$(250,104)	$(247,662)
(Benefit) provision for income taxes	$(979)	$(1,799)
Net loss	$(244,753)	$(241,491)
Net loss per common share — basic and diluted	$(4.75)	$(4.69)
Other intangible assets, net	$869,644	$872,086
Total assets	$4,880,759	$4,883,201
Deferred tax liabilities — long-term	$326,128	$325,308
Total long-term liabilities	$2,015,184	$2,014,364
Accumulated deficit	$371,822	$368,560
Total stockholders’ equity	$2,586,667	$2,589,929
Total liabilities and stockholders’ equity	$4,880,759	$4,883,201

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets consist of (in thousands):

	December 31,
	2007	2006

Inventories, net:
Raw materials	$45,111	$29,372
Work-in-process	40,184	19,080
Finished goods	62,936	29,870

	$148,231	$78,322

Property, plant and equipment, net:
Machinery, laboratory equipment and tooling	$134,776	$81,198
Land and buildings	132,512	18,582
Leasehold improvements	29,032	20,870
Computer software and equipment	34,857	11,063
Furniture and fixtures	16,301	4,515

	347,478	136,228
Less: Accumulated depreciation and amortization	(79,598)	(53,916)

	$267,880	$82,312

Accrued expenses and other current liabilities:
Compensation and compensation-related	$55,397	$13,395
Advertising and marketing	6,308	9,743
Professional fees	23,436	5,291
Interest payable	2,436	6,234
Royalty obligations	8,221	4,923
Deferred revenue	5,337	6,685
Taxes payable	39,778	8,864
Acquisition-related obligations	22,375	17,655
Other	11,647	15,011

	$174,935	$87,801

(4)	Business Combinations

(a)	Acquisitions in 2007

(i)	Acquisition of ParadigmHealth

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

During the year ended December 31, 2007, we acquired the following businesses for an aggregate purchase price of $175.8 million, in which we paid $109.9 million in cash, issued 963,872 shares of our common stock with an aggregate fair value of $52.0 million, incurred $4.0 million in direct acquisition costs, and accrued milestone payments totaling $9.9 million:

•	Matritech, Inc., or Matritech, located in Newton, Massachusetts and Freiburg, Germany, a biotechnology company principally engaged in the development, manufacturing, marketing, distribution and licensing of cancer diagnostic technologies and products

•	Aska Diagnostic, Inc., or Aska, located in Tokyo, Japan, a distributor of professional diagnostic products in Japan

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

•	the assets of Akubio, a research company located in Cambridge, England

•	90.91% share in Biosystems S.A., or Biosystems, located in Cali and Bogota, Colombia, a distributor of diagnostics tests, instruments and reagents throughout Colombia

•	Bio-Stat Healthcare Group, or Bio-Stat, located in Cheshire, United Kingdom, a privately-owned distributor of core laboratory and point-of-care diagnostic testing products to the U.K. marketplace

•	Spectral Diagnostics Private Limited and its affiliate Source Diagnostics (India) Private Limited, or Spectral/Source, located in New Delhi and Shimla, India, distributes professional diagnostic products in India

•	52.45% share in Diamics, Inc., or Diamics, located in Novato, California, a developer of molecular-based cancer screening and diagnostic systems

•	Quality Assured Services, Inc., or QAS, located in Orlando, Florida, a privately-owned provider of diagnostic home tests and services in the U.S. marketplace

•	Orange Medical, or Orange, located in Tilburg, The Netherlands, a manufacturer and marketer of rapid diagnostic products to the Benelux marketplace

•	Promesan S.r.l., or Promesan, located in Milan, Italy, a distributor of point-of-care diagnostic testing products to the Italian marketplace

•	First Check Diagnostics LLC, or First Check, located in Lake Forrest, California, a privately-held diagnostics company in the field of home testing for drugs of abuse, including marijuana, cocaine, methamphetamines and opiates

•	the assets of Nihon Schering K.K., or NSKK, located in Japan, a diagnostic distribution business

•	Gabmed GmbH, or Gabmed, located in Nettetal, Germany, a distributor of point-of-care diagnostic testing products in the German marketplace

•	Med-Ox Chemicals Limited, or Med-Ox, located in Ottawa, Canada, a distributor of professional diagnostic testing products in the Canadian marketplace

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

A summary of the preliminary purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$37,187
Property, plant and equipment	4,328
Goodwill	106,323
Intangible assets	62,966
In-process research and development	4,826
Other non-current assets	1,960

Total assets acquired	217,590

Current liabilities	26,083
Non-current liabilities	15,721

Total liabilities assumed	41,804

Net assets acquired	175,786
Less:
Acquisition costs	4,025
Accrued earned milestones	9,922
Fair value of common stock issued (963,872 shares)	51,979

Cash consideration	$109,860

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

	2007	2006
	(restated)
	(unaudited)

Pro forma net revenue	$1,009,961	$888,960

Pro forma net loss	$(42,697)	$(357,381)

Pro forma net loss per common share — basic and diluted(1)	$(0.76)	$(8.45)

(1)	Net loss per common share amounts are computed as described in Note 14.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Goodwill and Other Intangible Assets

The following is a summary of goodwill and other intangible assets as of December 31, 2007 (in thousands, except useful life):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Useful Life
		(restated)	(restated)

Amortized intangible assets:
Core technology and patents	$476,609	$44,026	$432,583	1-20 years

Other intangible assets:
Supplier relationships	18,307	9,101	9,206	1.8-15 years
Trademarks and trade names	137,352	11,964	125,388	5-25 years
License agreements	10,105	8,167	1,938	5-8.5 years
Customer relationships	770,230	46,516	723,714	1.5-26 years
Manufacturing know-how	3,616	3,558	58	1-15 years
Other	10,938	1,598	9,340	0.5-10 years

Total other intangible assets	950,548	80,904	869,644

Total intangible assets with finite lives	$1,427,157	$124,930	$1,302,227

Intangible assets with indefinite lives:
Goodwill	$2,148,850	$—	$2,148,850
Other intangible assets	43,097	—	43,097

Total intangible assets with indefinite lives	$2,191,947	$—	$2,191,947

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Goodwill and Other Intangible Assets (Continued)

The following is a summary of goodwill and other intangible assets as of December 31, 2006 (in thousands, except useful life):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Useful Life

Amortized intangible assets:
Core technology and patents	$111,550	$23,818	$87,732	1-20 years

Other intangible assets:
Supplier relationships	14,320	6,093	8,227	10 years
Trademarks and trade names	18,440	7,867	10,573	5-25 years
License agreements	10,105	6,725	3,380	5-8.5 years
Customer relationships	72,190	14,338	57,852	1.5-17.8 years
Manufacturing know-how	7,800	4,076	3,724	10-15 years
Other	540	502	38	2-7 years

Total other intangible assets	123,395	39,601	83,794

Total intangible assets with finite lives	$234,945	$63,419	$171,526

Intangible assets with indefinite lives:
Goodwill	$439,369	$—	$439,369
Other intangible assets	68,107	—	68,107

Total intangible assets with indefinite lives	$507,476	$—	$507,476

We amortize intangible assets with finite lives using primarily the straight-line method over the above estimated useful lives of the respective intangible asset. We believe that the straight-line method is appropriate, as it approximates the pattern in which economic benefits are consumed in circumstances where such patterns can be reliably determined. In certain circumstances, such as certain customer relationship assets, accelerated amortization is recognized which reflect estimate of the cash flows. Amortization expense of intangible assets, which in the aggregate amounted to $64.6 million, $21.8 million and $12.9 million in 2007, 2006 and 2005, respectively, is included in cost of revenues, research and development and sales and marketing in the accompanying consolidated statements of operations. The allocation of amortization expense to the expense categories is based on the intended usage and the expected benefits of the intangible assets in relation to the expense categories.

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Co-development Agreement with ITI Scotland Limited (Continued)

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

The following table sets forth IPR&D projects for companies and certain assets we have acquired since 2006 (in thousands):

				Discount Rate
				Used in
Company/				Estimating
Year Assets				Cash	Year of Expected
Acquired	Purchase Price	IPR&D(1)	Programs Acquired	Flows(1)	Launch

Diamics/2007	$4,000	$682	PapMap (Pap Screening Methods)	63%	2009-2010
		1,049	C-Map (Automated Pap Screening)	63%	2009-2010
		3,094	POC (Point of Care Systems)	63%	2009-2010

		$4,825

Biosite/2007	$1,800,000	$13,000	Triage Sepsis Panel	15%	2008-2010
		156,000	Triage NGAL	15%	2008-2010

		$169,000

Clondiag/2006	$24,000	$1,800	CHF (Congestive Heart Failure)	37%	2008-2009
		2,500	ACS (Acute Coronary Syndrome)	37%	2009-2010
		660	HIV (Human Immuno-deficiency Virus)	37%	2008-2009

		$4,960

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	In-Process Research and Development (Continued)

(1)	Management assumes responsibility for determining the valuation of the acquired IPR&D projects. The fair value assigned to IPR&D for each acquisition is estimated by discounting, to present value, the cash flows expected once the acquired projects have reached technological feasibility. The cash flows are probability adjusted to reflect the risks of advancement through the product approval process. In estimating the future cash flows, we also considered the tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D projects and adjusted future cash flows for a charge reflecting the contribution to value of these assets.

(14)	Loss per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	2007	2006	2005
	(restated)

Numerator:
Net loss available to common stockholders—basic and diluted	$(244,753)	$(16,842)	$(19,209)

Denominator:
Weighted average shares outstanding—basic and diluted	51,510	34,109	24,358

Net loss per common share—basic and diluted	$(4.75)	$(0.49)	$(0.79)

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

Our income tax provision in 2007, 2006 and 2005 mainly represents those recorded by us and certain of our U.S. subsidiaries and by our foreign subsidiaries Unipath Limited in the United Kingdom, Inverness Medical France, and Inverness Medical Switzerland. Loss before provision for income taxes consists of the following (in thousands):

	2007	2006	2005
	(restated)

United States	$(235,862)	$(5,089)	$(40,582)
Foreign	(14,242)	(6,362)	28,192

	$(250,104)	$(11,451)	$(12,390)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)	Income Taxes (Continued)

Our primary temporary differences that give rise to the deferred tax asset and liability are NOL carryforwards, nondeductible reserves, accruals and differences in bases of the tangible and intangible assets, and the gain on the joint venture transaction. The income tax effects of these temporary differences are as follows (in thousands):

	2007	2006
	(restated)

NOL and capital loss carryforwards	$141,620	$86,516
Tax credit carryforwards	18,236	3,515
Nondeductible reserves	5,327	7,385
Nondeductible accruals	41,318	16,741
Difference between book and tax bases of tangible assets	2,328	1,624
Difference between book and tax bases of intangible assets	35,042	9,125
Gain on joint venture	37,300	—
All other	26	—

Gross deferred tax asset	281,197	124,906
Less: Valuation allowance	(18,899)	(107,622)

Total deferred tax assets	262,298	17,284

Deferred tax liabilities:
Difference between book and tax bases of tangible assets	6,249	7,068
Difference between book and tax bases of intangible assets	524,603	28,790
Other	23,973	—

Total deferred tax liability	554,825	35,858

Net deferred tax liability	$292,527	$18,574

Reported as:
Deferred tax assets, current portion	$18,170	$5,332
Deferred tax assets, long-term	15,799	78
Deferred tax liabilities, current portion	(368)	—
Deferred tax liabilities, long-term	(326,128)	(23,984)

Net deferred tax liability	$(292,527)	$(18,574)

As of December 31, 2007, we had approximately $330.3 million of domestic NOL carryforwards and $31.2 million of foreign NOL and foreign capital loss carryforwards, which either expire on various dates through 2027 or can be carried forward indefinitely. These loss carryforwards are available to reduce future federal and foreign taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The domestic NOL carryforwards include approximately $205.6 million of pre-acquisition losses at Alere, ParadigmHealth, Biosite, Cholestech, Diamics, HemoSense, IMN, Ischemia, Ostex and ADC. Also included in our domestic NOL carryforwards at December 31, 2007 was approximately $10.2 million resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax. These pre-acquisition losses are subject to the Internal Revenue Service Code Section 382 limitation. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate.

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)	Income Taxes (Continued)

The following table presents the components of our provision for income taxes (in thousands):

	2007	2006	2005
	(restated)

Current:
Federal	$2,434	—	—
State	2,073	$423	$256
Foreign	22,406	5,315	575

	26,913	5,738	831

Deferred:
Federal	(4,961)	3,152	2,650
State	(1,523)	289	247
Foreign	(21,408)	(3,452)	3,091

	(27,892)	(11)	5,988

Total tax provision	$(979)	$5,727	$6,819

The following table presents reconciliation from the U.S. statutory tax rate to our effective tax rate:

	2007	2006	2005
	(restated)

Statutory rate	35%	35%	35%
Effect of Biosite in-process R&D write-off	(24)	—	—
Effect of Diamics in-process R&D write-off	(1)	—	—
Effect of Biosite compensation charges and other non-cash compensation	(6)	—	—
Effect of losses and expenses not benefited	—	(28)	1
Rate differential on foreign earnings	—	(2)	55
Research and development benefit	1	14	(12)
State income taxes, net of federal benefit	(1)	(4)	(2)
Deferred tax on indefinite-lived assets	—	(31)	(24)
Accrual to return reconciliation	—	(9)	—
Other	1	—	—
Change in valuation allowance	(4)	(27)	(108)

Effective tax rate	1%	(52)%	(55)%

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

amount recorded by Biosite in their financial statement prior to our acquisition. Any future recognition of the Biosite tax benefit is recorded to goodwill before the adoption of SFAS No. 141-R, Business Combinations. These non-current income tax liabilities are recorded in other long-term liabilities in our consolidated balance sheet at December 31, 2007. We anticipate an increase every quarter to the total amount of unrecognized tax benefits. We do not anticipate a significant increase or decrease of the total amount of unrecognized tax benefits within twelve months of the reporting date.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating income (loss). Revenues are attributed to geographic areas based on where the customer is located. Segment information for 2007, 2006, and 2005 are as follows (in thousands):

	Professional	Consumer	Vitamins and	Corporate
	Diagnostic	Diagnostic	Nutritional	and
2007	Products	Products	Supplements	Other	Total
	(restated)				(restated)

Net revenue to external customers	$605,624	$161,092	$72,824	$—	$839,540
Operating income (loss)	$60,569	$15,332	$(1,061)	$(250,693)	$(175,853)
Depreciation and amortization	$87,284	$9,106	$2,917	$1,806	$101,113
Restructuring charge	$3,965	$2,737	$—	$—	$6,702
Stock-based compensation	$—	$—	$—	$57,480	$57,480
Assets	$4,384,346	$309,175	$49,655	$137,583	$4,880,759
Expenditures for property, plant and equipment	$32,401	$1,366	$872	$1,996	$36,635

	Professional	Consumer	Vitamins and	Corporate
	Diagnostic	Diagnostic	Nutritional	and
2006	Products	Products	Supplements	Other	Total

Net revenue to external customers	$310,632	$176,771	$82,051	$—	$569,454
Operating income (loss)	$42,554	$26,975	$(3,013)	$(60,145)	$6,371
Depreciation and amortization	$27,030	$5,062	$3,270	$4,000	$39,362
Restructuring charge	$7,625	$2,921	$—	$2,587	$13,133
Stock-based compensation	$—	$—	$—	$5,455	$5,455
Assets	$625,560	$314,815	$49,896	$95,500	$1,085,771
Expenditures for property, plant and equipment	$9,905	$1,807	$475	$7,530	$19,717

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)	Financial Information by Segment (Continued)

	Professional	Consumer	Vitamins and	Corporate
	Diagnostic	Diagnostic	Nutritional	and
2005	Products	Products	Supplements	Other	Total

Net revenue to external customers	$179,511	$166,928	$75,411	$—	$421,850
Operating income (loss)	$2,179	$25,117	$(7,010)	$(31,059)	$(10,773)
Depreciation and amortization	$13,915	$8,464	$3,460	$1,917	$27,756
Restructuring charge	$303	$4,797	$—	$—	$5,100
Stock-based compensation	$—	$—	$—	$169	$169
Assets	$434,796	$253,063	$52,967	$50,340	$791,166
Expenditures for property, plant and equipment	$6,578	$8,020	$3,439	$2,196	$20,233

	2007	2006	2005

Revenue by Geographic Area:
United States	$529,870	$335,405	$244,719
Europe	198,525	136,971	111,838
Other	111,145	97,078	65,293

	$839,540	$569,454	$421,850

	2007	2006

Long-lived Tangible Assets by Geographic Area:
United States	$198,225	$27,039
United Kingdom	36,204	31,470
China	17,975	15,815
Other	15,476	7,988

	$267,880	$82,312

(20)	Related Party Transactions

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