Form 10-Q
period 2008-03-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2008-05-09
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of May 5, 2008 was 77,586,195.

INVERNESS MEDICAL INNOVATIONS, INC.
REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2008
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, as amended and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these factors as well as the “Special Statement Regarding Forward-Looking Statements” beginning on page 37, in this Quarterly Report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Net product sales	$313,314	$153,749
Services revenue	48,047	—

Net product sales and services revenue	361,361	153,749
License and royalty revenue	10,872	5,230

Net revenue	372,233	158,979

Cost of net product sales	164,522	77,584
Cost of services revenue	23,238	—
Cost of license and royalty revenue	4,083	3,057

Cost of net revenue	191,843	80,641

Gross profit	180,390	78,338

Operating expenses:
Research and development	30,925	12,009
Sales and marketing	80,036	28,331
General and administrative	54,651	22,659

Total operating expenses	165,612	62,999

Operating income	14,778	15,339
Interest expense, including amortization and write-off of deferred financing costs (Note 10)	(25,651)	(5,184)
Other income (expense), net	4,898	1,713

(Loss) income before (benefit) provision for income taxes	(5,975)	11,868
(Benefit) provision for income taxes	(880)	5,879
Equity earnings of unconsolidated entities, net of tax (Note 9)	921	316

Net (loss) income	$(4,174)	$6,305

Net (loss) income per common share — basic (Note 5)	$(0.05)	$0.14

Net (loss) income per common share — diluted (Note 5)	$(0.05)	$0.14

Weighted average common shares — basic (Note 5)	77,244	44,446

Weighted average common shares — diluted (Note 5)	77,244	46,198

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2008	2007
	(unaudited)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$402,877	$414,732
Restricted cash	1,869	141,869
Marketable securities	1,995	2,551
Accounts receivable, net of allowances of $10,412 at March 31, 2008 and $12,167 at December 31, 2007	198,549	163,380
Inventories, net	156,291	148,231
Deferred tax assets	18,264	18,170
Income tax receivable	4,897	5,256
Prepaid expenses and other current assets	68,197	58,785

Total current assets	852,939	952,974
Property, plant and equipment, net	273,039	267,880
Goodwill	2,262,819	2,148,850
Other intangible assets with indefinite lives	43,504	43,097
Core technology and patents, net	437,922	432,583
Other intangible assets, net	959,878	869,644
Deferred financing costs, net and other non-current assets	49,323	51,747
Investments in unconsolidated entities	81,368	77,753
Marketable securities	751	20,432
Deferred tax assets	20,397	15,799

Total assets	$4,981,940	$4,880,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,848	$20,320
Current portion of capital lease obligations	828	776
Accounts payable	80,148	72,061
Accrued expenses and other current liabilities	185,166	174,935
Payable to joint venture	14,158	10,816

Total current liabilities	301,148	278,908

Long-term liabilities:
Long-term debt, net of current portion	1,371,721	1,366,395
Capital lease obligations, net of current portion	1,142	358
Deferred tax liabilities	363,640	326,128
Deferred gain on joint venture	293,035	293,078
Other long-term liabilities	39,063	29,225

Total long-term liabilities	2,068,601	2,015,184

Commitments and contingencies (Note 16)

Series A redeemable convertible preferred stock, $0.001 par value:
Authorized: 2,667 shares
Issued: 2,527 shares at March 31, 2008 and December 31, 2007
Outstanding: none at March 31, 2008 and December 31, 2007	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized: 2,333 shares
Issued: none	—	—
Common stock, $0.001 par value
Authorized: 100,000 shares
Issued and outstanding: 77,545 shares at March 31, 2008 and 76,784 shares at December 31, 2007	78	77
Additional paid-in capital	2,970,859	2,937,143
Accumulated deficit	(375,996)	(371,822)
Accumulated other comprehensive income	17,250	21,269

Total stockholders’ equity	2,612,191	2,586,667

Total liabilities and stockholders’ equity	$4,981,940	$4,880,759

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(4,174)	$6,305
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Interest expense related to amortization and write-off of deferred financing costs	1,471	1,139
Non-cash stock-based compensation expense	5,560	1,593
Impairment of long-lived assets	13,847	—
Loss on sale of fixed assets	86	50
Equity earnings of unconsolidated entities	(921)	(436)
Interest in minority investments	50	—
Depreciation and amortization	53,477	11,129
Deferred and other non-cash income taxes	(4,402)	3,796
Other non-cash items	155	96
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(14,238)	9,484
Inventories, net	3,500	(3,195)
Prepaid expenses and other current assets	(8,365)	(1,418)
Accounts payable	9,794	(8,067)
Accrued expenses and other current liabilities	(11,013)	(13,874)
Other non-current liabilities	(564)	938

Net cash provided by operating activities	44,263	7,540

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(12,517)	(3,075)
Proceeds from sale of property, plant and equipment	34	38
Note receivable with related party	—	(14,733)
Cash paid for acquisitions and transactional costs, net of cash acquired	(181,230)	(68,160)
Cash paid for investments in minority interests and marketable securities	392	(25,602)
Increase in other assets	(4,363)	(1,877)

Net cash used in investing activities	(197,684)	(113,409)

Cash Flows from Financing Activities:
Decrease in restricted cash	140,505	—
Cash paid for financing costs	(352)	(137)
Proceeds from issuance of common stock, net of issuance costs	8,637	264,132
Net (payments) proceeds under revolving line of credit	(33)	68
Net proceeds from borrowing under long-term debt	137	—
Repayments of notes payable	(5,182)	(49,700)
Tax benefit on exercised stock options	—	160
Principal payments of capital lease obligations	(338)	(143)

Net cash provided by financing activities	143,374	214,380

Foreign exchange effect on cash and cash equivalents	(1,808)	1,326

Net (decrease) increase in cash and cash equivalents	(11,855)	109,837
Cash and cash equivalents, beginning of period	414,732	71,104

Cash and cash equivalents, end of period	$402,877	$180,941

Supplemental Disclosure of Non-cash Activities:
Fair value of stock issued for acquisitions	$15,880	$13,133

Fair value of stock options exchanged	$3,640	$—

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation of Financial Information
     The accompanying consolidated financial statements of Inverness Medical Innovations, Inc. and its subsidiaries are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. Our audited consolidated financial statements for the year ended December 31, 2007 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 29, 2008. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2007.
     Certain reclassifications of prior period amounts have been made to conform with current period presentation. These reclassifications had no effect on net (loss) income or stockholders’ equity.
(2) Cash and Cash Equivalents
     We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2008, our cash equivalents consisted of money market funds.
(3) Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$49,840	$45,111
Work-in-process	40,236	40,184
Finished goods	66,215	62,936

	$156,291	$148,231

(4) Stock-Based Compensation
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123-R, as of March 31, 2008, our results of operations reflected compensation expense for new stock options granted and vested under our stock incentive plan and employee stock purchase plan during the first three months of 2008 and 2007 and the unvested portion of previous stock option grants which vested during the first three months of 2008 and 2007. Stock-based compensation expense in the amount of $5.6 million ($3.7 million, net of tax) and $1.6 million ($1.4 million, net of tax) was reflected in the consolidated statement of operations for the first three months of 2008 and 2007, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of sales	$241	$85
Research and development	1,233	223
Sales and marketing	814	324
General and administrative	3,272	961

	$5,560	$1,593

     In accordance with SFAS No. 123-R, we report the excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended March 31, 2008 and 2007, there was $0.0 million and $0.2 million, respectively, of excess tax benefits generated from option exercises.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     Our stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date of the award. The options vest over a four year period, beginning on the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. We use a Black-Scholes option pricing model to calculate the grant-date fair value of options. The fair value of the stock options granted during the three month periods ended March 31, 2008 and 2007 were calculated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2008	2007

Stock Options:
Risk-free interest rate	2.80%	4.53%
Expected dividend yield	—	—
Expected term	5.19 years	6.25 years
Expected volatility	37.00%	44.69%

	Three Months Ended March 31,
	2008	2007

Employee Stock Purchase Plan:
Risk-free interest rate	3.32%	4.94%
Expected dividend yield	—	—
Expected term	182 days	181 days
Expected volatility	43.31%	32.64%
     A summary of the stock option activity for the three months ended March 31, 2008 is as follows (in thousands, except price per share and contractual term):

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic value

Options outstanding, January 1, 2008	7,836	$31.42
Exchanged	329	$30.85
Granted	238	$31.42
Exercised	(369)	$15.40
Canceled/expired/forfeited	(91)	$45.94

Options outstanding, March 31, 2008	7,943	$31.98	6.89 years	$42,486

Options exercisable, March 31, 2008	3,902	$20.24	4.93 years	$36,381

     The weighted average grant date fair value under a Black-Scholes option pricing model of options granted during the three months ended March 31, 2008 and 2007 was $11.37 per share and $20.78 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $13.0 million and $2.4 million, respectively.
     As of March 31, 2008, there was $63.1 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 3.01 years.
(5) Net (Loss) Income Per Common Share
     The following table sets forth the computation of basic and diluted net (loss) income per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007

Basic net (loss) income per common share:
Numerator:
Net (loss) income applicable to common stockholders	$(4,174)	$6,305

Denominator:
Weighted average common shares outstanding	77,244	44,446

Basic net (loss) income per common share	$(0.05)	$0.14

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

	Three Months Ended March 31,
	2008	2007

Diluted net (loss) income per common share:
Numerator:
Net (loss) income applicable to common stockholders	$(4,174)	$6,305

Denominator:
Weighted average common shares outstanding	77,244	44,446
Stock options	—	1,567
Warrants	—	185

Total shares	77,244	46,198

Diluted net (loss) income per common share	$(0.05)	$0.14

     We had the following potential dilutive securities outstanding on March 31, 2008: options and warrants to purchase an aggregate of 8.4 million shares of common stock and 2.9 million shares associated with the potential conversion of our $150.0 million 3% senior subordinated convertible notes. These potential dilutive securities were not included in the computation of diluted net loss per common share for the three months ended March 31, 2008 because the effect of including such potential dilutive securities would be anti-dilutive.
     We had the following potential dilutive securities outstanding on March 31, 2007: options to purchase an aggregate of 0.7 million shares of common stock. These potential dilutive securities were not included in the computation of diluted net income per common share for the three months ended March 31, 2007 because the effect of including such potential dilutive securities would be anti-dilutive.
(6) Comprehensive (Loss) Income
     We account for comprehensive income as prescribed by SFAS No. 130, Reporting Comprehensive Income. In general, comprehensive income (loss) combines net income (loss) and other changes in equity during the year from non-owner sources. Our accumulated other comprehensive income, which is a component of shareholders’ equity, includes primarily foreign currency translation adjustments and is our only source of equity from non-owners. For the three months ended March 31, 2008 and 2007, we generated a comprehensive loss of $8.2 million and a gain of $33.7 million, respectively.
(7) Business Combinations
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
     (a) Acquisition of BBI
     On February 12, 2008, we acquired BBI Holdings Plc, or BBI, a publicly-traded company headquartered in the United Kingdom that specializes in the development and manufacture of non-invasive lateral flow tests and has achieved a global reputation for manufacturing superior quality gold reagents. The preliminary aggregate purchase price was $160.4 million, which consisted of $138.6 million in cash, including $14.7 million of cash paid for our previously owned shares of BBI common stock, common stock with an aggregate fair value of $14.4 million, $3.8 million for direct acquisition costs and $3.6 million of fair value associated with BBI employee stock options which were exchanged as part of the transaction. The operating results of BBI are included in our professional and consumer diagnostic products reporting units and business segments.
     A summary of the preliminary purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$22,067
Property, plant and equipment	7,603
Goodwill	115,451
Intangible assets	49,877
Other non-current assets	3,001

Total assets acquired	197,999

Current liabilities	14,812
Non-current liabilities	22,764

Total liabilities assumed	37,576

Net assets acquired	160,423
Less:
Acquisition costs	3,793
Fair value of common stock issued (251,085 shares)	14,397
Fair value of stock options exchanged (355,238 options)	3,639

Cash consideration	$138,594

     We expect that all of the amount allocated to goodwill will not be deductible for tax purposes. The allocation of purchase price remains subject to potential adjustments.
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

	Amount	Amortizable Life

Core technology	$4,000	10 years
Trade names and other intangible assets	9,877	10-20 years
Customer relationships	36,000	18 years

Total intangible assets with finite lives	$49,877

     (b) Acquisition of Panbio
     On January 7, 2008, we acquired Panbio Limited, or Panbio, an Australian publicly-traded company headquartered in Brisbane, Australia, that develops and manufactures diagnostic tests for use in the diagnosis of a broad range of infectious diseases. The preliminary aggregate purchase price was $36.4 million, which consisted of $35.9 million in cash and $0.5 million for direct acquisition costs. The operating results of Panbio are included in our professional diagnostic products reporting unit and business segment.
     A summary of the preliminary purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$8,889
Property, plant and equipment	2,123
Goodwill	16,298
Intangible assets	18,965
Other non-current assets	246

Total assets acquired	46,521

Current liabilities	3,270
Non-current liabilities	6,811

Total liabilities assumed	10,081

Net assets acquired	36,440
Less:
Acquisition costs	498

Cash consideration	$35,942

     We expect that all of the amount allocated to goodwill will not be deductible for tax purposes. The allocation of purchase price remains subject to potential adjustments.
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$5,028	5-10 years
Trade name	2,382	10 years
Customer relationships	11,555	17-25 years

Total intangible assets with finite lives	$18,965

     (c) Restructuring Plans of Acquisitions
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

	Severance	Facility	Total Exit
	Related	And Other	Activities

Balance, December 31, 2007	$14,579	$1,898	$16,477
Acquisitions	5,020	974	5,994
Payments	(4,025)	(156)	(4,181)
Currency adjustments	(19)	(3)	(22)

Balance, March 31, 2008	$15,555	$2,713	$18,268

     In conjunction with our acquisition of Biosite Incorporated, or Biosite, we implemented an integration plan to improve efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Biosite organization, as activities were combined with our existing business operations. Since the inception of the plan, we recorded $14.5 million in exit costs, of which substantially all relate to change in control and severance costs to involuntarily terminate employees. As of March 31, 2008, $4.6 million in exit costs remain unpaid.
     During 2007, we formulated restructuring plans in connection with our acquisition of Cholestech Corporation, or Cholestech, consistent with our acquisition strategy to realize efficiencies and cost savings. Additionally on March 18, 2008, we announced plans to close the Cholestech facility in Hayward, California. We are transitioning the manufacturing of the related products to the Biosite facility in San Diego, California and the sales and distribution of the products to our service center in Orlando, Florida. Since inception of the plans, we recorded $6.8 million in exit costs related to change in control cost of executives and severance costs to involuntarily terminate employees. As of March 31, 2008, $6.4 million in exit costs remain unpaid.
     In conjunction with our acquisition of HemoSense, Inc., or HemoSense, we formulated restructuring plans during 2007 to realize efficiencies and cost savings. Additionally on March 18, 2008, we announced plans to close the HemoSense facility in San Jose, California. We are transitioning the manufacturing of the related products to the Biosite facility in San Diego, California and the sales and distribution of the products to our service center in Orlando, Florida. Since inception of the plans, we recorded $1.7 million in exit costs, of which $1.5 million relates to severance costs to terminate employees and $0.2 million relates to facility and other exit costs. As of March 31, 2008, $1.6 million in exit costs remain unpaid.
     In conjunction with our acquisition of Matritech, Inc., or Matritech, we formulated a plan to exit the leased facility of Matritech in Newton, Massachusetts and recorded $1.2 million in facility exit costs. As of March 31, 2008, $1.1 million of the facility exit costs remain unpaid.
     In conjunction with our acquisition of ParadigmHealth, Inc., or ParadigmHealth, we recorded $1.6 million in severance costs. As of March 31, 2008, $1.3 million in severance costs remain unpaid.
     In conjunction with our acquisition of Panbio, we formulated a restructuring plan to realize efficiencies and cost savings. In February 2008, we agreed upon a plan to close one of Panbio’s facilities in the United States of America (“US”). The manufacturing at the Maryland based facility will be transferred to a third party manufacturer and the sales and distribution of the products at this facility will be transferred to our service center in Orlando, Florida. During the first quarter of 2008, we recorded $1.0 million in exit costs including $0.8 million related to facility and other exit costs and $0.2 million related to severance costs. As of March 31, 2008, $0.9 million in exit costs remain unpaid.
     See Note 8 for additional costs related to the Cholestech, HemoSense and Panbio facility closures and integration.
     (d) Pro Forma Financial Information
     The following table presents selected unaudited financial information of our company, including the assets of Instant Technologies, Inc., or Instant, Biosite and Cholestech, as if the acquisitions of these entities had occurred on January 1, 2007. Pro forma results also reflect the impact of the formation of the joint venture for our consumer diagnostic business (Note 9(a)(i)) as if the joint venture had been formed on January 1, 2007. Pro forma results exclude adjustments for various other less significant acquisitions completed since January 1, 2007.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
The pro forma results are derived from the historical financial results of the acquired businesses for all periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2007 (in thousands, except pet share amount).

	Three Months Ended March 31,
	2008	2007

Pro forma net revenue	$372,233	$240,076

Pro forma net loss	$(4,174)	$(8,566)

Pro forma net loss per common share — basic and diluted (1)	$(0.05)	$(0.17)

(1)	Net loss per common share amounts are computed as described in Note 5.
(8) Restructuring Plans
     (a) 2008 Restructuring Plans
     In February 2008, we decided to cease research and development activities for one of the products in development at our Bedford, England facility. The decision was based upon comparison of the product under development with existing products acquired in the HemoSense acquisition. Based on this decision, we recorded $8.9 million in restructuring charges during the three months ended March 31, 2008, of which $6.8 million related to the impairment of fixed assets, $1.1 million related to the write-off of inventory, $0.8 million related to contractual obligations with suppliers and $0.2 million related to severance costs to involuntarily terminate employees working on the development of this product. The $8.9 million was included in our professional diagnostic products business segment and included $5.5 million charged to cost of goods sold, $3.3 million charged to research and development and $0.1 million charged to sales and marketing expense. All of the $1.0 million in contractual obligations and severance costs remain unpaid as of March 31, 2008. We do not anticipate significant additional charges under this plan.
     On March 18, 2008, we announced our plans to close two of our newly-acquired facilities in the San Francisco, California area, relating to Cholestech and HemoSense, along with our plans to close our Thermo BioStar, Inc., or BioStar, facility in Louisville, Colorado, and exit the BioStar OIA product line. The Cholestech operation, which was acquired in September 2007 and manufactures and distributes the Cholestech LDX system, a point-of-care monitor of blood cholesterol and related lipids used to test patients at risk of, or suffering from, heart disease and related conditions, will move to our Biosite facility in San Diego, California. The HemoSense operation, which was acquired in November 2007 and manufactures and distributes the INRatio System, an easy-to-use, hand-held blood coagulation monitoring system for use by patients and healthcare professionals in the management of warfarin, a commonly prescribed medication used to prevent blood clots, is also expected to move to the Biosite facility. The transfers will take place in phases with the HemoSense transition expected to be completed by the end of 2008 and the Cholestech transition by the middle of 2009.
     The BioStar facility is expected to be closed around the end of the second quarter of 2008, with OIA products available for purchase through the end of the first quarter of 2009. During the three months ended March 31, 2008, we incurred $6.2 million in restructuring charges related to our BioStar plans, which consisted of $0.3 million in severance related costs, $0.8 million in impairment of fixed assets and $5.1 million in impairment of intangible assets. Of the $6.2 million, $4.1 million was charged to cost of goods sold, $1.9 million was charged to sales and marketing expense and $0.1 million was charged to general and administrative expense. All of the $0.3 million in severance costs remains unpaid as of March 31, 2008. We expect to incur an additional $2.7 million in charges under this plan during the remainder of 2008, primarily related to severance and facility exit costs.
     As a result of our plans to transition the businesses of Cholestech and HemoSense to Biosite and close these facilities, we incurred $0.2 million in restructuring charges during the three months ended March 31, 2008. The charges relate to severance and retention costs associated with closure and integration activities, which are primarily charged to general and administrative expense and are included in our professional diagnostic products business segment. Substantially all charges remain unpaid as of March 31, 2008. The $0.2 million charge also includes

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
restructuring charges associated with our decision to close down the U.S. facilities related to our January 2008 acquisition of Panbio. The Panbio U.S. closing is expected to be completed during the second half of 2008. We anticipate incurring an additional $3.0 million in restructuring charges under these plans, primarily related to severance, retention and outplacement benefits, along with other costs to transition the Cholestech and HemoSense operations to our Biosite and third party facilities. See Note 7(c) for further information and costs related to these plans.
     On February 28, 2008, we announced the commencement of discussions concerning the potential closure of our facility located in Bedford, England and began the process, subject to consultation, that could enable us to cease operations at this facility and transition, principally, the manufacturing operations to our manufacturing facilities in Shanghai and Hangzhou, China. We have commenced discussions with employee representatives as part of a consultation process as required under English law, which is a 90 day period from date of announcement; accordingly, we will not record any charges until the consultation period has ended and a final decision has been made to close the facility. In the event that the intended closure is undertaken, a total charge of approximately $37.0 million is anticipated, of which approximately $29.6 million will be borne by SPD Swiss Precision Diagnostics, our consumer diagnostic joint venture with The Procter & Gamble Company, or P&G. The anticipated costs will include, but not be limited to, write-offs of equipment and leasehold improvements, severance costs and rent obligations through the lease termination in 2011. In addition to this charge, additional facility restoration and other termination costs may be incurred in connection with exiting the lease, pending negotiations with the facility’s landlord.
     (b) 2007 Restructuring Plans
     During 2007, we committed to several plans to restructure and integrate our world-wide sales, marketing, order management and fulfillment operations, as well as evaluate certain research and development projects. The objectives of the plans are to eliminate redundant costs, improve customer responsiveness and improve efficiencies in operations. As a result of these restructuring plans, we recorded $1.0 million in restructuring charges during the three months ended March 31, 2008. The $1.0 million charge related primarily to severance costs in our professional diagnostic products business segment and consisted of $0.1 million charged to cost of revenues, $0.6 million charged to sales and marketing expenses and $0.3 million charged to general and administrative expenses. As of March 31, 2008, $0.8 million of severance-related charges remain unpaid. Restructuring charges since the commitment date consist of $2.2 million related to severance costs and $4.0 million related to impairment charges on fixed assets. Of the $6.2 million recorded in operating income, $4.4 million and $1.8 million were included in our professional diagnostic products and consumer diagnostic products business segments, respectively. We anticipate incurring $0.7 million in additional severance charges related to this plan over the remainder of 2008.
     In addition, we recorded restructuring charges associated with the formation of our joint venture with P&G. In connection with the joint venture, we committed to a plan to close one of our sales offices in Germany, as well as evaluate redundancies in all departments of the consumer diagnostic products business segment that are impacted by the formation of the joint venture. For the three months ended March 31, 2008, we recorded $0.1 million in severance costs related to this plan, which was primarily charged to research and development expense. Since formation of the joint venture, we have incurred $1.2 million in severance and exit costs, of which $0.3 million remains unpaid as of March 31, 2008. We anticipate incurring $0.1 million in additional severance charges related to this plan over the remainder of 2008.
     (c) 2006 Restructuring Plans
     In May 2006, we committed to a plan to cease operations at our manufacturing facility in San Diego, California and to write off certain excess manufacturing equipment at other impacted facilities. Additionally, in June 2006, we committed to a plan to reorganize the sales and marketing and customer service functions in certain of our U.S. professional diagnostic companies. During the three months ended March 31, 2007, we recorded $0.5 million in restructuring charge under these plans. The $0.5 million included $0.1 million related to severance charges and $0.4 million related to facility exit costs. The $0.5 million was charged to general and administrative expense and was included in our professional diagnostic products business segments. As of March 31, 2008, substantially all severance related costs have been paid.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
(9) Investment in Unconsolidated Entities and Marketable Securities
     (a) Equity Method Investments
          (i) Joint Venture with The Procter & Gamble Company
     On May 17, 2007, we completed our 50/50 joint venture with P&G, for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. At the closing, we transferred our related consumer diagnostic assets totaling $63.6 million, other than our manufacturing and core intellectual property assets, to the joint venture, and P&G acquired its interest in the joint venture for a cash payment of approximately $325.0 million.
     We also entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on the fourth anniversary date of the agreement, to require us to acquire all of P&G’s interest in the joint venture at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to the joint venture, to acquire all of our interest in the joint venture at fair market value. No gain on the proceeds that we received from P&G through the formation of the joint venture will be recognized in our financial statements until P&G’s option to require us to purchase its interest in the joint venture expires. We have recorded deferred gain of $293.0 million and $293.1 million on our accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.
     We also entered into a manufacturing agreement with P&G, whereby we will manufacture consumer diagnostic products and sell these products to the joint venture entity. In our capacity as the manufacturer of products for the joint venture, we recorded $27.8 million in manufacturing revenue for the three months ended March 31, 2008 which is included in net product and services revenue on our accompanying consolidated statements of operations.
     Furthermore, we entered into certain transition and long-term services agreements with the joint venture, pursuant to which we will provide certain operational support services to the joint venture. Revenue related to these service agreements amounted to $0.7 million and is included in services revenue on our consolidated statements of operations for the three months ended March 31, 2008. Customer receivables associated with this revenue has been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $22.4 million and $29.5 million as of March 31, 2008 and December 31, 2007, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables.
     Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. For the three months ended March 31, 2008, we recorded earnings of $0.6 million in equity earnings of unconsolidated entities, net of tax, on our accompanying consolidated statements of operations, which represented our 50% share of the joint venture’s net income for the period.
          (ii) TechLab, Inc.
     In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. The aggregate purchase price was $8.8 million which consisted of 303,417 shares of our common stock with an aggregate fair value of $8.6 million and $0.2 million in estimated direct acquisition costs. We account for our 49% investment in TechLab under the equity method of accounting, in accordance with APB Opinion No. 18. In March 2008, we received $0.4 million from TechLab in the form of a dividend distribution. This was accounted for as a reduction in the value of our investment in accordance with APB Opinion No. 18. For the three months ended March 31, 2008 and 2007, we recorded $0.4 million and $0.2 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statement of operations, which represented our minority share of TechLab’s net income for the respective period.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
          (iii) Vedalab S.A.
     We account for our 40% investment in Vedalab S.A., or Vedalab, a French manufacturer and supplier of rapid diagnostic tests in the professional market, under the equity method of accounting in accordance with APB Opinion No. 18. For the three months ended March 31, 2008, we recorded a loss of $0.1 million in equity earnings of unconsolidated entities in our accompanying consolidated statement of operations, which represented amortization on Vedalab’s intangible assets for the period. For the three months ended March 31, 2007, we recorded $0.1 million in equity earnings of unconsolidated entities in our accompanying consolidated statement of operations, which represented our minority share of Vedalab’s net income for the respective period.
     (b) Investment in Chembio
     At March 31, 2008, we owned 5,367,831 shares of common stock in Chembio Diagnostics, Inc., or Chembio, a developer and manufacturer of rapid diagnostic tests for infectious diseases. As of March 31, 2008 and December 31, 2007, the fair market value of our investment in Chembio was approximately $0.8 million and $1.4 million, respectively. This investment was classified as marketable securities, non-current on our accompanying consolidated balance sheets. We recorded an associated unrealized holding loss of approximately $1.3 million and $0.6 million in accumulated other comprehensive income within stockholders’ equity in our accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.
     (c) Investment in BBI
     At December 31, 2007, the fair market value of our investment in BBI, which was included in marketable securities, non-current on our accompanying consolidated balance sheets, was approximately $19.0 million. The associated unrealized holding gain of approximately $4.3 million was recorded in accumulated other comprehensive income within stockholders’ equity in our accompanying consolidated balance sheets as of December 31, 2007. We acquired BBI in February 2008, at which time we recorded the original cost of this investment as part of our preliminary aggregate purchase price and reversed the $4.3 million unrealized holding gain from accumulated other comprehensive income.
     (d) Investment in StatSure
     In October 2007, we acquired 5% of StatSure Diagnostic Systems, Inc., or StatSure, a developer and marketer of oral fluid collection devices for the drugs of abuse market, through the purchase of 1,428,571 shares of their common stock. The aggregate purchase price of $0.5 million was paid in cash. In addition to the common stock, we received a warrant to purchase 1,071,428 shares of StatSure’s common stock at $0.35 per share. StatSure’s stock is publicly traded. The warrant, accounted for as a derivative instrument, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, had a fair value of approximately $0.3 million at the date of issuance. The fair value of this warrant was estimated at the time of issuance using the Black-Scholes pricing model assuming no dividend yield, an expected volatility of 150%, a risk-free rate of 3.9% and a contractual term of five years. We mark to market the warrant over the contractual term and recorded an unrealized loss of $0.2 million in other income (expense), net on our accompanying consolidated statements of operations for the three months ended March 31, 2008. As of March 31, 2008, the warrant was valued at $0.2 million.
(10) Long-term Debt
     We had the following long-term debt balances outstanding (in thousands):

	March 31, 2008	December 31, 2007

First Lien Credit Agreement	$968,063	$970,500
Second Lien Credit Agreement	250,000	250,000
3% Senior subordinated convertible notes	150,000	150,000
Lines-of-credit	3,831	3,730
Other	20,675	12,485

	1,392,569	1,386,715
Less: Current portion	(20,848)	(20,320)

	$1,371,721	$1,366,395

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     As of March 31, 2008, in addition to other indebtedness, we had approximately $968.1 million in aggregate principal amount of indebtedness outstanding under our First Lien Credit Agreement, $250.0 million in aggregate principal amount of indebtedness outstanding under our Second Lien Credit Agreement (collectively with the First Lien Credit Agreement, the secured credit facilities), and $150.0 million in indebtedness under our outstanding 3% senior subordinated convertible notes, or the senior subordinated convertible notes. Included in the secured credit facilities is a revolving line of credit of $150.0 million, of which $0 was outstanding as of March 31, 2008.
     The senior subordinated convertible notes are convertible into 2,868,120 shares of our common stock at a conversion price of $52.30. The conversion price is subject to adjustment one year from the date of sale if the daily volume-weighted average price per share of our common stock for the thirty consecutive trading days ending May 9, 2008 is less than $40.23 (adjusted for any stock splits, stock dividends, recapitalizations and other similar events). In that event, the conversion rate will be adjusted to be the greater of 130% of such average or $40.23 (in each case adjusted for any stock splits, stock dividends, recapitalizations, or other similar events), but no such adjustment will decrease the then-applicable conversion rate. Any such adjustment will result in additional shares of our common stock becoming issuable upon conversion of our senior subordinated convertible notes.
     We evaluated the agreement for the senior subordinated convertible notes for potential embedded derivatives under SFAS No. 133 and related applicable accounting literature, including EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and EITF Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19.” The conversion feature and the make-whole payment were determined to not meet the embedded derivative criteria as set forth by SFAS No. 133. Accordingly, no fair value has been recorded for these items.
     For the three months ended March 31, 2008, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $23.7 million. For the three months ended March 31, 2007, we recorded interest expense, including amortization of deferred financing costs, under our previous senior credit facility in the aggregate amount of $1.5 million. Included in interest expense for the three months ended March 31, 2007, is the write-off of $0.2 million in unamortized deferred financing costs. As of March 31, 2008, accrued interest related to the credit facilities amounted to $0.8 million. As of March 31, 2008, we were in compliance with all debt covenants related to the above debt, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.
     Interest expense for the three months ended March 31, 2008, including amortized deferred costs, was $1.3 million related to our senior subordinated convertible notes. As of March 31, 2008, accrued interest related to the senior subordinated convertible notes amounted to $1.7 million.
     In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and have a maturity date of September 28, 2010. These interest rate swap contracts pay us variable interest at the three-month LIBOR rate, and we pay the counterparties a fixed rate of 4.85%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loan under the secured credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate swap contracts were determined to be effective, and thus qualify as a cash flow hedge under SFAS No. 133. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying consolidated balance sheet until earnings are affected by the variability of cash flows. As of March 31, 2008 and December 31, 2007, we recorded $19.8 million and $9.5 million, respectively, in accumulated other comprehensive income on the accompanying consolidated balance sheets.
(11) Derivative Financial Instruments
     We use derivative financial instruments (interest rate swap contracts) in the management of our interest rate exposure related to our secured senior credit facilities. We do not hold or issue derivative financial instruments for speculative purposes.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and have a maturity date of September 28, 2010. These interest rate swap contracts pay us variable interest at the three-month LIBOR rate, and we pay the counterparties a fixed rate of 4.85%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loan under the secured credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate swap contracts were determined to be effective, and thus qualify as a cash flow hedge under SFAS No. 133. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income on the accompanying consolidated balance sheet until earnings are affected by the variability of cash flows. As of March 31, 2008 and December 31, 2007, we recorded losses of $19.8 million and $9.5 million, respectively, in accumulated other comprehensive income on the accompanying consolidated balance sheets.
     See Note 9(d) regarding our StatSure warrants which are accounted for as derivative instruments.
(12) Fair Value Measurements
     Effective January 1, 2008, we implemented SFAS No. 157, Fair Value Measurement, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities.
     The adoption of SFAS No. 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.
     Financial assets and liabilities recorded on the condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
     Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities).
     Level 2 - Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:
•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).
     Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. We currently do not have any Level 3 financial assets or liabilities.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Significant Other
		Quoted Prices in	Observable
	March 31,	Active Markets	Inputs
Description	2008	(Level 1)	(Level 2)
Assets:
Marketable securities	$ 2,746	$ 2,746	$ —
Strategic investments (1)	229	229	—

Total assets	$ 2,975	$ 2,975	$ —

Liabilities:
Interest rate swap liability (2)	$ 19,765	$ —	$ 19,765

Total liabilities	$ 19,765	$ —	$ 19,765

(1)	Represents our investment in StatSure which is included in investments in unconsolidated entities on our accompanying consolidated balance sheets.

(2)	Included in other long-term liabilities in our accompanying consolidated balances sheets.
(13) Defined Benefit Pension Plan
     Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Service cost	$ —	$ —
Interest cost	193	150
Expected return on plan assets	(168)	(125)
Realized losses	—	86

Net periodic benefit cost	$ 25	$ 111

(14) Financial Information by Segment
     Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision making group is composed of the chief executive officer and members of senior management. Our reportable operating segments are Professional Diagnostic Products, Health Management, Consumer Diagnostic Products, Vitamins and Nutritional Supplements and Corporate and Other. Our operating results include license and royalty revenue which is allocated to Professional Diagnostic Products and Consumer Diagnostic Products on the basis of the original license or royalty agreement.
     Included in the operating results of Professional Diagnostic Products for the three months ended March 31, 2008 are expenses related to our research and development activities in the area of cardiology which amounted to $13.0 million.
     Included in the operating results of Corporate and Other for the three months ended March 31, 2007 are expenses related to our research and development activities in the area of cardiology, which amounted to $4.7 million, net of $4.4 million of reimbursements received from ITI Scotland Limited as part of the co-development arrangement that we entered into in February 2005 and culminated as of December 31, 2007.
     Total assets related to our cardiology research operations in Scotland and Germany, which are included in Professional Diagnostic Products as of March 31, 2008 and December 31, 2007 in the tables below amounted to $38.9 million and $39.4 million, respectively. Assets related to our newly-formed health management business

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
segment have been reclassified from Professional Diagnostic Products to Health Management as of December 31, 2007. Results of operations related to our newly-formed health management business segment will be reclassified from Professional Diagnostic Products to Health Management, during the quarter in which they were incurred during 2007. None of our health management businesses consisting of Quality Assured Services, Inc., or QAS, Alere Medical, Inc., or Alere, and ParadigmHealth were acquired prior to March 31, 2007.
     We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Professional		Consumer	Vitamins and	Corporate
	Diagnostic	Health	Diagnostic	Nutritional	and
	Products	Management	Products	Supplements	Other	Total
Three months ended March 31, 2008:
Net revenue to external customers	$268,243	$45,230	$38,271	$20,489	$—	$372,233
Operating income (loss)	$22,902	$3,845	$3,077	$422	$(15,468)	$14,778

Three months ended March 31, 2007:
Net revenue to external customers	$87,626	$—	$53,569	$17,784	$—	$158,979
Operating income (loss)	$20,206	$—	$6,840	$(702)	$(11,005)	$15,339

Assets:
As of March 31, 2008	$3,782,696	$627,653	$259,593	$57,897	$254,101	$4,981,940
As of December 31, 2007	$3,748,931	$635,415	$309,175	$49,655	$137,583	$4,880,759
(15) Related Party Transactions
     On May 17, 2007, we completed our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. At March 31, 2008 and December 31, 2007, we had a net payable to the joint venture of $14.2 million and $10.8 million, respectively, representing our obligation to the joint venture. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $22.4 million and $29.5 million as of March 31, 2008 and December 31, 2007, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $27.8 million during the three months ended March 31, 2008.
(16) Material Contingencies and Legal Settlements
     Due to the nature of our business, we may from time to time be subject to commercial disputes, consumer product claims or various other lawsuits, and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can results in counterclaims against us. We are currently not a party to any material legal proceedings.
     As of March 31, 2008, we had contingent consideration obligations related to our acquisitions of Alere, Binax, Inc., or Binax, Bio-Stat Healthcare Group, or Bio-Stat, CLONDIAG chip technologies GmbH, or Clondiag, Diamics, Inc., or Diamics, First Check Diagnostics LLC, or First Check, Gabmed GmbH, or Gabmed, Matritech, Promesan, S.r.l., or Promesan, and Spectral Diagnostics Private Limited and its affiliate Source Diagnostics (India) Private Limited, or Spectral/Source. The contingent considerations will be accounted for as increases in the aggregate purchase prices if and when the contingencies occur.
     With respect to Alere, the terms of the acquisition provide for contingent consideration payable to each Alere stockholder who still owns shares of our common stock or retains the option to purchase shares of our common

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
stock on the 6-month anniversary of the closing of the acquisition. The contingent consideration is equal to the number of such shares of our common stock or options to purchase our common stock held on the 6-month anniversary multiplied by the amount that $58.31 exceeds the greater of the average price of our common stock for the 10 business days preceding the 6-month anniversary date or 75% of $58.31. Accordingly, depending on the price of our common stock around the 6-month anniversary of the closing of the acquisition, we may become obligated to pay up to an additional $9.3 million of cash or stock, at our election, at that time, based on the remaining outstanding shares as of February 29, 2008. Payment of this contingent consideration will not impact the purchase price for this acquisition.
     With respect to Bio-Stat, the terms of the acquisition provide for contingent cash consideration payable to the Bio-Stat shareholders if certain EBITDA milestones are met for 2007. The EBITDA milestone was earned in 2007 and contingent consideration of $7.4 million is accrued as of March 31, 2008.
     With respect to Clondiag, the terms of the acquisition agreement provide for $8.9 million of contingent consideration, consisting of 224,316 shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on Clondiag’s platform technology during the three years following the acquisition date. Successful completion of the second milestone occurred during the first quarter of 2008 for which we made a payment for $0.9 million and issued 56,080 shares of our common stock during the first quarter of 2008.
     With respect to Diamics, the terms of the acquisition provide for contingent consideration payable upon the successful completion of certain milestones including development of business plans and marketable products. As of March 31, 2008, the remaining contingent consideration to be earned is approximately $2.3 million.
     With respect to First Check, we will pay an earn-out to First Check equal to the incremental revenue growth of the acquired products for 2007 and for the first nine months of 2008, as compared to the immediately preceding comparable periods. The 2007 milestone, totaling $2.2 million, which was met and accrued for as of December 31, 2007, was paid during the first quarter of 2008.
     With respect to Gabmed, the terms of the acquisition provide for contingent consideration totaling up to 750,000 euros payable in up to five equal annual amounts of 150,000 euros beginning in 2007 upon successfully meeting certain revenue and EBIT milestones in each of the respective periods. As of March 31, 2008, no milestones have been met.
     With respect to Matritech, we will pay an earn-out to Matritech upon successfully meeting certain revenue targets in 2008. As of March 31, 2008, no milestones have been met.
     With respect to Promesan, the terms of the acquisition provide for contingent consideration payable upon successfully meeting certain revenue targets. Total contingent consideration up to 0.6 million euros is payable in three equal annual amounts of 0.2 million euros beginning in 2007 and ending in 2009. The 2007 milestone totaling $0.3 million, which was met and accrued for as of December 31, 2007, was paid during the first quarter of 2008.
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
(17) Recent Accounting Pronouncements
Recently Issued Standards

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently in the process of evaluating the impact of adopting this pronouncement.
     In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF Issue No. 07-01 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently in the process of evaluating the impact of adopting this pronouncement.
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
Recently Adopted Standards
     Effective January 1, 2008, we adopted EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The effect of

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
applying this EITF is prospective for new contracts entered into on or after the date of adoption. The adoption of this EITF did not have a material impact on our consolidated financial statements.
     Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB No. 115. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is to be applied prospectively upon adoption. The adoption of these provisions did not have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has provided a one year deferral for the implementation for other non-financial assets and liabilities. Earlier application is encouraged. We adopted the required provisions of SFAS No. 157 on January 1, 2008. The adoption of these provisions did not have a material impact on our consolidated financial statements. For further information about the adoption of the required provisions of SFAS No. 157 see Note 12.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Overview
     As a leading global manufacturer and supplier of rapid diagnostics, our products and services, as well as our new product development efforts, are focused in the areas of infectious disease, cardiology, oncology, drugs of abuse and women’s health. With our 2007 acquisitions of Biosite Incorporated, or Biosite, Cholestech Corporation, or Cholestech and HemoSense, Inc., or HemoSense, we established our company as a leading supplier of cardiology diagnostic products. Our acquisitions of Biosite, Instant Technologies, Inc., or Instant, and Redwood Toxicology Laboratories, Inc., or Redwood, during 2007 enhanced our position in drugs of abuse testing. Additionally, with our December 2007 acquisition of Matritech, Inc., or Matritech, we also established a stronger presence in oncology, by acquiring the unique NMP-22® ELISA and rapid point-of-care tests for the screening and monitoring of bladder cancer in conjunction with standard diagnostic procedures. We expect to continue to expand in all of these product categories through focused research and development projects and further development of our distribution capabilities.
     During 2007, we also entered the growing health management market and we are confident that our ability to offer near-patient monitoring tools combined with value-added healthcare services will improve care and lower healthcare costs for both providers and patients. With our pending acquisition of Matria Healthcare, Inc., or Matria, described below, we will be able to compete more effectively in the health management market due to the broad range of services provided by Matria particularly in the areas of women’s and children’s health, cardiology and oncology. Effective January 1, 2008, we formed our health management business segment which includes the following recently acquired businesses: Quality Assured Services, Inc., or QAS, acquired in June 2007; Alere Medical Inc., or Alere, acquired in November 2007 and ParadigmHealth, Inc., or ParadigmHealth, acquired in December 2007. If we complete our acquisition of Matria, Matria will also be included in our newly-formed health management business segment.
     Our agreement to acquire Matria provides for us to acquire all outstanding shares of common stock of Matria, for consideration per share of (i) $6.50 in cash and (ii) a portion of a share of our Series B convertible preferred stock, or Series B Preferred Stock, having a stated value of $32.50 and paying a three percent per annum dividend. Under certain circumstances, the Series B Preferred Stock will be convertible into common stock at $69.32 per share, subject to adjustment. The dividend is payable in cash or shares of stock, at our election. The total transaction consideration will be approximately $1.2 billion. Of this amount, approximately $0.9 billion will be used to acquire the Matria common stock and will consist principally of approximately $144.0 million of cash and Series B Preferred Stock having an aggregate liquidation preference of approximately $720.0 million. Additionally, we will assume and repay at closing approximately $279.0 million of Matria’s outstanding indebtedness. The cash portion of the transaction will be paid through a combination of available cash and borrowings under our revolving line of credit. The transaction is subject to the approval of Matria’s stockholders. Matria has scheduled a stockholder’s meeting for purposes of approving the transaction for May 8, 2008.
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
     We continue to advance toward our goal of establishing a worldwide distribution network that will allow us to bring both our current and future diagnostic products to the global professional market. In addition, we continue to focus on improving our margins through consolidation of certain of our higher cost manufacturing operations into lower cost facilities, including our 300,000 square foot manufacturing facility located in Hangzhou, China, as well as our jointly-owned facility in Shanghai, and we are already seeing improved margins on some of our existing products that we have moved to these facilities. Our business integration activities remain on track and we are beginning to see positive results as we continue to aggressively integrate acquired operations in order to achieve further synergies within expected timelines. During the second half of 2007, we began implementation of a plan to consolidate sales processing and certain other back-office services from seven of our current U.S. operations into a shared service center, located in Orlando, Florida. This shared service center commenced operations at the beginning of the second quarter of 2008.
     Net revenue increased by $213.3 million, or 134%, to $372.2 million for the three months ended March 31, 2008 from $159.0 million for the three months ended March 31, 2007. Revenue increased primarily as a result of our principally professional diagnostic related acquisitions which contributed $156.8 million of the increase. Also contributing to the increase in net revenue during the first quarter of 2008 was our newly-formed health management segment which contributed a total of $45.2 million and included the activities of our recent acquisitions of QAS, Alere and ParadigmHealth.

     For the three months ended March 31, 2008, we generated a net loss of $4.2 million, compared to net income of $6.3 million for the three months ended March 31, 2007.
Results of Operations
     Net Product Sales, Total and by Business Segment. Total net product sales increased by $159.6 million, or 104%, to $313.3 million for the three months ended March 31, 2008 from $153.7 million for the three months ended March 31, 2007. Excluding the favorable impact of currency translation, net product sales for the three months ended March 31, 2008 increased by $155.7 million, compared to the three months ended March 31, 2007. Net product sales by business segment for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,		%
	2008	2007	Change
Professional diagnostic products	$ 252,468	$ 83,827	201%
Health management	5,101	—	—%
Consumer diagnostic products	35,256	52,138	(32)%
Vitamins and nutritional supplements	20,489	17,784	15%

Total net product sales	$ 313,314	$ 153,749	104%

Professional Diagnostic Products
     Net product sales of our professional diagnostic products increased by $168.6 million, or 201%, comparing the three months ended March 31, 2008 to the three months ended March 31, 2007. Excluding the impact from currency translation, net product sales of our professional diagnostic products increased by $165.2 million, or 197%, comparing the three months ended March 31, 2008 to the three months ended March 31, 2007. Of the currency adjusted increase, revenue increased primarily as a result of our acquisitions of: (i) Instant, in March 2007, which contributed additional product revenue of $6.0 million, (ii) Biosite, in June 2007, which contributed product revenue of $82.9 million, (iii) Cholestech, in September 2007, which contributed product revenue of $17.8 million, (iv) Bio-Stat Healthcare Group, or Bio-Stat, in October 2007, which contributed product revenue of $6.4 million, (v) HemoSense, in November 2007, which contributed product revenue of $7.0 million and (vi) various less significant acquisitions, which contributed an aggregate of $32.3 million of such increase. Organic growth, particularly from our professional infectious disease products, also contributed to the growth. The currency adjusted organic growth for our professional diagnostic net product sales excluding the impact of acquisitions was 24%.
Health Management
     Effective January 1, 2008, we formed our health management business segment which includes the activities of our recent acquisitions of QAS, which was acquired in June 2007; Alere, which was acquired in November 2007; and ParadigmHealth, which was acquired in December 2007. Net product sales associated with our recently acquired health management businesses was $5.1 million for the three months ended March 31, 2008.
Consumer Diagnostic Products
     Net product sales of our consumer diagnostic products decreased by $16.9 million, or 32%, comparing the three months ended March 31, 2008 to the three months ended March 31, 2007. The decrease was primarily driven by the completion of our 50/50 joint venture with The Procter & Gamble Company, or P&G, on May 17, 2007 in which we transferred substantially all of the assets of our consumer diagnostic business, other than our manufacturing and core intellectual property assets. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting. Net product sales of our consumer diagnostic products for the three months ended March 31, 2008 included $27.8 million of manufacturing revenue associated with our manufacturing agreement with the joint venture, whereby we manufacture and sell consumer diagnostic products to the joint venture. Partially offsetting the impact of the joint venture was an increase in revenue associated with the acquisitions of: (i) First Check Diagnostics LLC, or First Check, in January 2007, which contributed additional revenue of $1.1 million, (ii) Bio-Stat in October 2007, which contributed revenue of $2.5 million, and (iii) BBI Holdings Plc, or BBI, in February 2008, which contributed revenue of $1.0 million.
Vitamins and Nutritional Supplements
     Our vitamins and nutritional supplements net product sales increased by $2.7 million, or 15%, comparing the three months ended March 31, 2008 to the three months ended March 31, 2007.
     Services Revenue, Total and by Business Segment. Services revenue is primarily related to our newly-formed health management business segment which includes our recent acquisitions of QAS, Alere and ParadigmHealth. In addition to the services revenue generated by our health management businesses, services revenue also includes revenue generated by our professional drugs of abuse testing and screening business, along with revenue associated with our long-term services agreement related to our consumer diagnostic joint venture formed with P&G in May 2007, pursuant to which we provide certain operational support services to the joint venture. Services revenue for the three months ended March 31, 2008 was $48.0 million.
Professional Diagnostic Products
     Services revenue provided by our professional diagnostic business segment of $7.2 million for the three months ended March 31, 2008 represents revenue related to the laboratory based professional drugs of abuse testing and screening business at Redwood, which was acquired in December 2007.
Health Management
     Services revenue provided by our newly-formed health management business segment was $40.1 million for the three months ended March 31, 2008 with Alere contributing services revenue of $22.3 million, ParadigmHealth contributing services revenue of $16.6 million, and QAS contributing services revenue of $1.2 million.
Consumer Diagnostic Products
     Services revenue provided by our consumer diagnostic business segment of $0.8 million for the three months ended March 31, 2008 represents revenue related to our long-term services agreements with our 50/50 joint venture with P&G formed in May 2007, pursuant to which we provide certain operational support services to the joint venture.
     License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by approximately $5.6 million, or 108%, to $10.9 million for the three months ended March 31, 2008 from $5.2 million for the three months ended March 31, 2007. License and royalty revenue increased primarily as a result of our acquisition of Biosite in June 2007, which contributed $4.4 million of such increase for the three months ended March 31, 2008.
     Gross Profit and Margin. Gross profit increased by $102.1 million, or 130%, to $180.4 million for the three months ended March 31, 2008 from $78.3 million for the three months ended March 31, 2007. Gross profit during the three months ended March 31, 2008 benefited primarily from higher than average margins earned on revenue from our recently acquired businesses, as discussed above. Gross profit for the three months ended March 31, 2008 included a $9.7 million restructuring charge related to the closure of various manufacturing and operating facilities and a $1.7 million charge related to the write-up to fair market value of inventory acquired in connection with our first quarter of 2008 acquisitions of BBI and Panbio Limited, or Panbio.
     Cost of sales included amortization expense of $11.9 million and $3.0 million for the three months ended March 31, 2008 and March 31, 2007, respectively.

     Overall gross margin for the three months ended March 31, 2008 was 48%, compared to 49% for the three months ended March 31, 2007.
     Gross Profit from Net Product Sales, Total and by Business Segment. Gross profit from net product sales represents net product sales less cost of net product sales. Gross profit from total net product sales increased by $72.6 million, or 95%, to $148.8 million for the three months ended March 31, 2008 from $76.2 million for the three months ended March 31, 2007. Gross profit from net product sales by business segment for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,		%
	2008	2007	Change
Professional diagnostic products	$ 138,266	$ 46,461	198%
Health management	2,011	—	—%
Consumer diagnostic products	5,417	28,450	(81)%
Vitamins and nutritional supplements	3,098	1,254	147%

Total gross profit from net product sales	$ 148,792	$ 76,165	95%

Professional Diagnostic Products
     Gross profit from net product sales for our professional diagnostic segment increased by $91.8 million, or 198%, to $138.3 million during the three months ended March 31, 2008, compared to $46.5 million for the three months ended March 31, 2007. The increase in gross profit was largely attributed to the increase in net product sales resulting primarily from our acquisitions of Biosite and Cholestech, as discussed above, which contributed higher than average gross profits.
     As a percentage of our professional diagnostic net product sales, gross margin for both the three-month periods ended March 31, 2008 and 2007 was 55%.
Health Management
     Gross profit from net product sales for our health management segment of $2.0 million for the three months ended March 31, 2008 represents gross profit related to our health management businesses including Alere, ParadigmHealth and QAS, all of which were acquired subsequent to the three months ended March 31, 2007.
     As a percentage of our health management net product sales, gross margin for the three months ended March 31, 2008 was 39%.
Consumer Diagnostic Products
     Gross profit from net product sales for our consumer diagnostic segment decreased by $23.0 million, or 81%, to $5.4 million for the first quarter of 2008, compared to $28.5 million for the first quarter of 2007. The decrease during the three months ended March 31, 2008 is primarily a result of the formation of the joint venture with P&G for our consumer diagnostic business in May 2007, partially offset by the gross profit earned on revenue from our acquisitions of BBI, Bio-Stat and First Check, as discussed above, and manufacturing profit associated with products sold under our manufacturing agreement with the joint venture.
     As a percentage of net product sales, gross margin from net product sales for our consumer diagnostic business segment was approximately 15% and 55%, for the three months ended March 31, 2008 and 2007, respectively.
Vitamins and Nutritional Supplements
     Gross profit from our vitamins and nutritional supplements business increased by $1.8 million, or 147%, to $3.1 million from $1.3 million, comparing the three months ended March 31, 2008 to the three months ended March 31, 2007. The increase is primarily the result of improved factory utilization and our cost reduction initiatives in our private label manufacturing business.

     As a percentage of net product sales, gross margin for our vitamins and nutritional supplements business was approximately 15% and 7%, for the three months ended March 31, 2008 and 2007, respectively.
     Gross Profit from Services Revenue, Total and by Business Segment. Gross profit from services revenue was $24.8 million for the three months ended March 31, 2008 and represents gross profit related to services revenue associated with our newly-formed health management business segment, which includes our recent acquisitions of QAS, Alere and ParadigmHealth, our professional drugs of abuse testing and screening businesses, and our long-term services agreement related to our consumer diagnostic joint venture formed with P&G in May 2007.
Professional Diagnostic Products
     Gross profit from services revenue for our professional diagnostic business segment was $3.8 million for the three months ended March 31, 2008 and represents gross profit related to the services provided by our professional drugs of abuse testing and screening business, Redwood, which was acquired in December 2007.
     As a percentage of our professional diagnostic services revenue, gross margin for the three months ended March 31, 2008 was 53%.
Health Management
     Gross profit from services revenue for our newly-formed health management business segment was $20.3 million for the three months ended March 31, 2008 and represents gross profit related to the services provided by our health management businesses, Alere, ParadigmHealth and QAS, all of which were acquired subsequent to the three months ended March 31, 2007.
     As a percentage of our health management services revenue, gross margin for the three months ended March 31, 2008 was 51%.
Consumer Diagnostic Products
     Gross profit from services revenue for our consumer diagnostic business segment was $0.7 million for the three months ended March 31, 2008 and represents gross profit related to our long-term services agreements with the joint venture, pursuant to which we provide certain operational support services to the joint venture. We presently do not allocate any cost of goods sold to the services revenue related to this long-term service agreement. All costs for this segment are recorded in the gross profit from net product sales.
     Research and Development Expense. Research and development expense increased by $18.9 million, or 158%, to $30.9 million for the three months ended March 31, 2008 from $12.0 million for the three months ended March 31, 2007. The increase was primarily the result of increased spending related to our cardiology and consumer research programs. Additionally, our funding arrangement with ITI Scotland Limited was complete as of December 31, 2007 and as such no funding was earned during the first quarter of 2008. This represented a decrease in offsetting research and development expense of $4.4 million over the comparable quarter in 2007.
     Amortization expense of $0.8 million and $0.8 million was included in research and development expense for the three months ended March 31, 2008 and 2007, respectively.
     Research and development expense as a percentage of net revenue increased to 8% for the three months ended March 31, 2008, compared to 8% for the three months ended March 31, 2007.
     Sales and Marketing Expense. Sales and marketing expense increased by $51.7 million, or 183%, to $80.0 million for the three months ended March 31, 2008 from $28.3 million for the three months ended March 31, 2007. The increase in sales and marketing expense included approximately $32.9 million of additional spending related to newly-acquired businesses, primarily Biosite, Cholestech, QAS, Instant and the various less significant acquisitions.
     Amortization expense of $27.0 million and $2.5 million was included in sales and marketing expense for the three months ended March 31, 2008 and 2007, respectively.

     Sales and marketing expense as a percentage of net revenue increased to 22% for the three months ended March 31, 2008, compared to 18% for the three months ended March 31, 2007.
     General and Administrative Expense. General and administrative expense increased by approximately $32.0 million, or 141%, to $54.7 million for the three months ended March 31, 2008 from $22.7 million for the three months ended March 31, 2007. The increase in general and administrative expense included approximately $24.4 million of additional spending related to newly-acquired businesses, primarily Biosite, Cholestech, Alere, HemoSense, Redwood, ParadigmHealth and the various less significant acquisitions. Legal spending increased by approximately $5.7 million for the three months ended March 31 2008, as compared to the three months ended March 31, 2007. Also included in general and administrative expense for the three months ended March 31, 2008 is $3.3 million of stock-based compensation expense, representing an increase of approximately $2.3 million from the comparable period in 2007.
     Amortization expense of $0.1 million was included in general and administrative expense for each of the three months ended March 31, 2008 and 2007.
     General and administrative expense as a percentage of net revenue increased to 15% for the three months ended March 31, 2008, compared to 14% for the three months ended March 31, 2007.
     Interest Expense. Interest expense includes interest charges, the write-off and amortization of deferred financing costs and the amortization of non-cash discounts associated with our debt issuances. Interest expense increased by $20.5 million, or 395%, to $25.7 million for the three months ended March 31, 2008 from $5.2 million for the three months ended March 31, 2007. Such increase was primarily due to a higher average outstanding debt balance during the three months ended March 31, 2008, compared to the three months ended March 31, 2007.
     Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended March 31,		$
	2008	2007	Change
Interest income	$ 3,816	$ 1,697	$ 2,119
Foreign exchange losses, net	(240)	(474)	234
Other	1,322	490	832

Total other income (expense), net	$ 4,898	$ 1,713	$ 3,185

     Interest income of $3.8 million for the three months ended March 31, 2008 increased $2.1 million compared to the three months ended March 31, 2007. This increase is primarily the result of interest earned on higher cash balances. Other income of $1.3 million for the three months ended March 31, 2008, includes a $1.5 million royalty payment received for settlement of prior period royalties due.
     (Benefit) Provision for Income Taxes. The (benefit) provision for income taxes decreased by $6.8 million, to a $0.9 million benefit for the three months ended March 31, 2008, from a $5.9 million provision for the three months ended March 31, 2007. The effective tax rate was 17% for the three months ended March 31, 2008, compared to 48% for the three months ended March 31, 2007. The income tax benefit for the three months ended March 31, 2008 is primarily related to the federal and state income tax provision and foreign income tax provision or benefit for various foreign subsidiaries. The income tax provision for the three month period ending March 31, 2007 is primarily related to the utilization of acquired U.S. and foreign net operating loss carryforwards, state income tax provision and foreign income tax provisions for various foreign subsidiaries. The utilization of acquired net operating loss carryforwards does not reduce the income tax provision but rather reduces the goodwill related to the acquired business. The income tax provision decrease is primarily due to the recognition of foreign income tax benefits for various foreign subsidiaries.
     Equity Earnings in Unconsolidated Entities, Net of Tax. Equity earnings in unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings in unconsolidated entities for the three months ended March 31, 2008 reflects the following: (i) our

50% interest in our newly-formed joint venture with P&G in the amount of $0.6 million, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $(0.1) million and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.4 million. Equity earnings in unconsolidated entities for the three months ended March 31, 2007 reflects the following: (i) our 40% interest in Vedalab in the amount of $0.1 million and (ii) our 49% interest in TechLab in the amount of $0.2 million.
     Net (Loss) Income. We incurred a net loss of $4.2 million, or $0.05 per basic and diluted common share, for the three months ended March 31, 2008, compared to net income of $6.3 million, or $0.14 per basic and diluted common share, for the three months ended March 31, 2007. The net loss for the three months ended March 31, 2008, compared to the net income for the three months ended March 31, 2007, primarily resulted from the various factors as discussed above. See Note 5 of the accompanying consolidated financial statements for the calculation of net (loss) income per common share.
Liquidity and Capital Resources
     Based upon our current working capital position, current operating plans and expected business conditions, we believe that our existing capital resources and credit facilities will be adequate to fund our operations, including our outstanding debt and other commitments, as discussed below, for the next 12 months. In the long run, we expect to fund our working capital needs and other commitments primarily through our operating cash flow, which we expect to improve as we improve our operating margins and grow our business through new product introductions and by continuing to leverage our strong intellectual property position. We also expect to rely on our credit facilities to fund a portion of our capital needs and other commitments. We have also announced our intention to establish a 50/50 joint venture for our health management business segment and, if successful, such a transaction would provide additional capital resources in the form of third party cash investments.
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
     Our agreement to acquire Matria provides for us to acquire all outstanding shares of common stock of Matria, for consideration per share of (i) $6.50 in cash and (ii) a portion of a share of our Series B convertible preferred stock, or Series B Preferred Stock, having a stated value of $32.50 and paying a three percent per annum dividend. Under certain circumstances, the Series B Preferred Stock will be convertible into common stock at $69.32 per share, subject to adjustment. The dividend is payable in cash or shares of stock, at our election. The total transaction consideration will be approximately $1.2 billion. Of this amount, approximately $0.9 billion will be used to acquire the Matria common stock and will consist principally of approximately $144.0 million of cash and Series B Preferred Stock having an aggregate liquidation preference of approximately $720.0 million. Additionally, we will assume and repay at closing approximately $279.0 million of Matria’s outstanding indebtedness. The cash portion of the transaction will be paid through a combination of available cash and borrowings under our revolving line of credit. The transaction is subject to the approval of Matria’s stockholders. Matria has scheduled a stockholder’s meeting for purposes of approving the transaction for May 8, 2008.
Summary of Changes in Cash Position
     As of March 31, 2008, we had cash and cash equivalents of $402.9 million, an $11.9 million decrease from December 31, 2007. Our primary sources of cash during the three months ended March 31, 2008, included $44.3 million generated by our operating activities, $8.6 million from common stock issues under employee stock option and stock purchase plans, and a decrease of $140.5 million in restricted cash. Investing activities during the three months ended March 31, 2008 used a total of $197.7 million of cash, net of cash acquired, primarily related to our acquisition activities and capital expenditures. Our financing activities, aside from the decrease in restricted cash and cash received from common stock issues under employee stock option and stock purchase plans, used $5.8 million of cash related to repayments under our secured credit facilities and capital lease obligations. Fluctuations in foreign currencies negatively impacted our cash balance by $1.8 million during the three months ended March 31, 2008.
Cash Flows from Operating Activities
     Net cash provided by operating activities during the three months ended March 31, 2008 was $44.3 million, which resulted from $69.4 million of non-cash items, offset by our net loss of $4.2 million and $20.9 million of cash used to meet net working capital requirements during the period. The $69.4 million of non-cash items included $53.4 million related to depreciation and amortization, $13.8 million related to the impairment of assets and $5.6 million related to non-cash stock-based compensation expense.

Cash Flows from Investing Activities
     Our investing activities during the three months ended March 31, 2008 utilized $197.7 million of cash, including $181.2 million used for acquisitions and transaction-related costs, net of cash acquired, $12.5 million of capital expenditures, net of proceeds from sale of equipment and a $4.0 million increase in investments and other assets.
     Acquisitions during the first quarter of 2008 included BBI and Panbio, which accounted for approximately $154.3 million of the $181.2 million in cash used for acquisitions.
Cash Flows from Financing Activities
     Net cash provided by financing activities during the three months ended March 31, 2008 was $143.4 million. During 2007, in connection with the pending acquisition of BBI, a restricted cash balance was created in the amount of approximately $140.5 million. Subsequent to the acquisition of BBI in February 2008, this cash balance became unrestricted and available for future financing related activities. Partially offsetting this increase in unrestricted cash were repayments under our secured credit facilities totaling approximately $5.2 million.
     As of March 31, 2008, we had an aggregate of $2.0 million in outstanding capital lease obligations which are payable through 2012.
Income Taxes
     As of December 31, 2007, we had approximately $330.3 million of domestic net operating loss (“NOL”) carryforwards and $31.2 million of foreign NOL carryforwards, respectively, which either expire on various dates through 2027 or can be carried forward indefinitely. These losses are available to reduce federal and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic operating loss carryforward amount at December 31, 2007 included approximately $205.6 million of pre-acquisition losses at Alere, ParadigmHealth, Biosite, Cholestech, Diamics, Inc., or Diamics, HemoSense, Inverness Medical Nutritionals Group, or IMN, Ischemia, Inc., or Ischemia, Ostex International, Inc., or Ostex, and Advantage Diagnostics Corporation, or ADC. The foreign operating loss carryforward amount included approximately $12.7 million of pre-acquisition losses at CLONDIAG chip technologies GmbH, or Clondiag. The future benefit of both the domestic and foreign losses will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions prior to reducing our income tax expense. Also included in our domestic NOL carryforwards at December 31, 2007 was approximately $10.2 million resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax.
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
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of March 31, 2008.
Contractual Obligations
     The following table summarizes our principal contractual obligations as of March 31, 2008 that have changed significantly since December 31, 2007 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 but omitted in the table below represent those that have not changed significantly since that date (in thousands).

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Operating lease obligations	$115,768	$22,771	$26,763	$21,308	$44,926
Purchase obligations — capital expenditures	23,738	23,738	—	—	—
Purchase obligations — other	76,875	75,054	1,821	—	—

	$216,381	$121,563	$28,584	$21,308	$44,926

     As of March 31, 2008, we had contingent consideration obligations related to our acquisitions of Alere, Binax, Inc., or Binax, Bio-Stat, Clondiag, Diamics, First Check, Gabmed GmbH, or Gabmed, Matritech, Promesan, S.r.l., or Promesan, and Spectral Diagnostics Private Limited and its affiliate Source Diagnostics (India) Private Limited, or Spectral/Source. The contingent considerations will be accounted for as increases in the aggregate purchase prices if and when the contingencies occur.
     With respect to Alere, the terms of the acquisition provide for contingent consideration payable to each Alere stockholder who still owns shares of our common stock or retains the option to purchase shares of our common stock on the 6-month anniversary of the closing of the acquisition. The contingent consideration is equal to the number of such shares of our common stock or options to purchase our common stock held on the 6-month anniversary multiplied by the amount that $58.31 exceeds the greater of the average price of our common stock for the 10 business days preceding the 6-month anniversary date or 75% of $58.31. Accordingly, depending on the price of our common stock around the 6-month anniversary of the closing of the acquisition, we may become obligated to pay up to an additional $9.3 million of cash or stock, at our election, at that time, based on the remaining outstanding shares as of February 29, 2008. Payment of this contingent consideration will not impact the purchase price for this acquisition.
     With respect to Bio-Stat, the terms of the acquisition provide for contingent cash consideration payable to the Bio-Stat shareholders if certain EBITDA milestones are met for 2007. The EBITDA milestone was earned in 2007 and contingent consideration of $7.4 million is accrued as of March 31, 2008.
     With respect to Clondiag, the terms of the acquisition agreement provide for $8.9 million of contingent consideration, consisting of 224,316 shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on Clondiag’s platform technology during the three years following the acquisition date. Successful completion of the second milestone occurred during the first quarter of 2008 for which we made a payment for $0.9 million and issued 56,080 shares of our common stock during the first quarter of 2008.
     With respect to Diamics, the terms of the acquisition provide for contingent consideration payable upon the successful completion of certain milestones including development of business plans and marketable products. As of March 31, 2008, the remaining contingent consideration to be earned is approximately $2.3 million.
     With respect to First Check, we will pay an earn-out to First Check equal to the incremental revenue growth of the acquired products for 2007 and for the first nine months of 2008, as compared to the immediately preceding comparable periods. The 2007 milestone, totaling $2.2 million, which was met and accrued for as of December 31, 2007, was paid during the first quarter of 2008.
     With respect to Gabmed, the terms of the acquisition provide for contingent consideration totaling up to 750,000 euros payable in up to five equal annual amounts of 150,000 euros beginning in 2007 upon successfully meeting certain revenue and EBIT milestones in each of the respective periods. As of March 31, 2008, no milestones have been met.
     With respect to Matritech, we will pay an earn-out to Matritech upon successfully meeting certain revenue targets in 2008. As of March 31, 2008, no milestones have been met.

     With respect to Promesan, the terms of the acquisition provide for contingent consideration payable upon successfully meeting certain revenue targets. Total contingent consideration up to 0.6 million euros is payable in three equal annual amounts of 0.2 million euros beginning in 2007 and ending in 2009. The 2007 milestone totaling $0.3 million, which was met and accrued for as of December 31, 2007, was paid during the first quarter of 2008.
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
Critical Accounting Policies
     The consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The accounting policies discussed below are considered by our management and our audit committee to be critical to an understanding of our financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the notes to our audited consolidated financial statements for the year ended December 31, 2007 included in our Annual Report on Form 10-K, as amended, include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.
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
     In connection with the acquisition of the Determine business in June 2005 from Abbott Laboratories, we entered into a transition services agreement with Abbott, whereby Abbott would continue to distribute the acquired products until both parties agreed the transition was completed. During the transition period, we recognized revenue on sales of the products when title transferred from Abbott to third party customers.

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
     Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $11.2 million and $11.9 million, or 4% and 8%, of net product sales for the three months ended March 31, 2008 and 2007, respectively, which have been recorded against product sales to derive our net product sales.
     Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $198.5 million and $163.4 million, net of allowances for doubtful accounts of $10.4 million and $12.2 million, as of March 31, 2008 and December 31, 2007, respectively.
Valuation of Inventories
     We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers, manufacturing lead times and, less commonly, decisions to withdraw our products from the market. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $156.3 million and $148.2 million, net of a provision for excess and obsolete inventory of $8.3 million and $8.1 million, as of March 31, 2008 and December 31, 2007, respectively.
Valuation of Goodwill and Other Long-Lived and Intangible Assets
     Our long-lived assets include: (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of March 31, 2008, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $273.0 million, $2.3 billion and $1.4 billion, respectively.

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
     Valuation of Goodwill
     We have goodwill balances related to our professional diagnostic, health management and consumer diagnostic reporting segments, which amounted to $1.8 billion, $456.0 million and $51.2 million, respectively, as of March 31, 2008. Goodwill related to our newly-formed health management business segment has been reclassified from Professional Diagnostic Products to Health Management as of December 31, 2007. As of September 30, 2007, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our reporting units were impaired. Because future cash flows and operating results used in the impairment review are based on management’s projections and assumptions, future events can cause such projections to differ from those used at September 30, 2007, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our review as of September 30, 2007, that would require us to reassess whether the carrying values of our goodwill have been impaired.
     Valuation of Other Long-Lived Tangible and Intangible Assets
     Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of March 31, 2008, future events could cause us to conclude otherwise.
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
     Our expected volatility is based upon the historical volatility of our stock. The expected term is based on the assumption that all outstanding options will exercise at the midpoint of the vesting date and the full contractual term, including data on experience to date. As stock-based compensation expense is recognized in our consolidated statement of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123-R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of SFAS No.123-R, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.
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
     On January 1, 2007 we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109. In accordance with FIN 48, we established reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. We are currently undergoing routine tax examinations by various state and foreign jurisdictions. Tax authorities periodically challenge certain transactions and deductions we reported on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.
     It has been our practice to permanently reinvest all foreign earnings into foreign operations and we currently expect to continue to reinvest foreign earnings permanently into our foreign operations. Should we plan to repatriate any foreign earnings in the future, we will be required to establish an income tax expense and related tax liability on such earnings.
Loss Contingencies
     In the section of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, titled “Item 3. Legal Proceedings,” we have reported on material legal proceedings. We are currently not a party to any material legal proceedings. In addition, because of the nature of our business, we may from time to time be subject to commercial disputes, consumer product claims or various other lawsuits, and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can results in counterclaims against us.
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
Recent Accounting Pronouncements
Recently Issued Standards
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently in the process of evaluating the impact of adopting this pronouncement.
     In December 2007, the FASB ratified the consensus reached by the Emerging Issue Task Force (“EITF”) in EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF Issue No. 07-01 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We are currently in the process of evaluating the impact of adopting this pronouncement.
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
Recently Adopted Standards
     Effective January 1, 2008, we adopted EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-03 concludes that non-refundable advance payments for future research and development activities should be deferred and capitalized until the goods have been delivered or the related services have been performed. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense. The effect of applying this EITF is prospective for new contracts entered into on or after the date of adoption. The adoption of this consensus did not have a material impact on our consolidated financial statements.
     Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB No. 115. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is to be applied prospectively upon adoption. The adoption of these provisions did not have a material impact on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has provided a one year deferral for the implementation for other non-financial assets and liabilities. Earlier application is encouraged. We adopted the required provisions of SFAS No. 157 on January 1, 2008. The adoption of these provisions did not have a material impact on our consolidated financial statements. For further information about the adoption of the required provisions of SFAS No. 157 see Note 12.
SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. There may be events in the future that we are not able to predict accurately or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We caution investors that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those we discuss in this report. These differences may be the result of various factors, including those factors described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2007 and other risk factors identified herein or from time to time in our periodic filings with the SEC. Some important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:

•	economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and the potential effect of such fluctuations on revenues, expenses and resulting margins;

•	competitive factors, including technological advances achieved and patents attained by competitors and generic competition;

•	domestic and foreign healthcare changes resulting in pricing pressures, including the continued consolidation among healthcare providers, trends toward managed care and healthcare cost containment and government laws and regulations relating to sales and promotion, reimbursement and pricing generally;

•	government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products and licensing;

•	manufacturing interruptions, delays or capacity constraints or lack of availability of alternative sources for components for our products, including our ability to successfully maintain relationships with suppliers, or to put in place alternative suppliers on terms that are acceptable to us;

•	difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals or clearances in the United States and abroad, gain and maintain market approval or clearance of products and the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights which can preclude or delay commercialization of a product;

•	significant litigation adverse to us, including product liability claims, patent infringement claims and antitrust claims;

•	product efficacy or safety concerns resulting in product recalls or declining sales;

•	the impact of business combinations, including acquisitions and divestitures;

•	our ability to consummate our pending acquisition of Matria, and to recognize the expected benefits of the transaction;

•	our ability to establish a 50/50 joint venture for our health management business and to successfully put to use the proceeds we expect to receive in connection with the joint venture;

•	the potential impact on holders of our common stock and on our continuing operations of the proposed issuance of Series B Convertible Preferred Stock pending our acquisition of Matria;

•	our ability to satisfy the financial covenants and other conditions contained in the agreements governing our indebtedness;

•	our ability to obtain required financing on terms that are acceptable to us;

•	the issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board or the SEC.
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
     Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At March 31, 2008, our short-term investments approximated market value.
     At March 31, 2008, we had a term loan in the amount of $968.1 million and a revolving line of credit available to us of up to $150.0 million, of which $0 was outstanding as of March 31, 2008, under our First Lien Credit Agreement. Interest on the term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line of credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At March 31, 2008, we also had a term loan in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on this term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
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
     Assuming no changes in our leverage ratio, which would affect the margin of the interest rates under the credit agreements, the effect of interest rate fluctuations on outstanding borrowings as of March 31, 2008 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase
Interest rates increase by 1 basis point	$12,181
Interest rates increase by 2 basis points	$24,361

Foreign Currency Risk
     We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three months ended March 31, 2008, the net impact of foreign currency changes on transactions was a loss of $0.2 million. Generally, we do not use derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures.
     Gross margins of products we manufacture at our European plants and sell in U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 47% for the three months ended March 31, 2008. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2008, our gross margin on total net product sales would have been 47.1%, 47.4%, and 47.7%, respectively.
     In addition, because a substantial portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results), our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales revenue would have been lower and our net loss would have been higher by approximately the following amounts (in thousands):

If, during the three months	Approximate	Approximate
ended March 31, 2008, the	decrease in net	increase in net
U.S. dollar was stronger by:	revenue	loss
1%	$890	$25
5%	$4,451	$125
10%	$8,901	$251
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We currently are not a party to any material pending legal proceedings. However, as discussed in our Annual Report on Form 10-K, as amended, for fiscal 2007, we are subject at any particular time to various types of lawsuits arising in the ordinary course of our business. While these suits often involve commercial or employment matters, they may also include claims brought by investors. On April 10, 2008, Pyramid Holdings Inc., individually and on behalf of all others similarly situated, filed a purported federal securities class action lawsuit against us, our Chief Executive Officer, Ron Zwanziger, and our Chief Financial Officer, David Teitel, in the United States District Court for the District of Massachusetts, alleging that our prospectus supplement with respect to our November 2007 public offering was inaccurate and misleading and omitted to state material facts. The complaint seeks damages and interest, rescissory damages for class members who have sold their shares, and recovery of reasonable costs and expenses of this litigation. We do not believe that the allegations have any merit and we intend to defend against them vigorously.
ITEM 1A. RISK FACTORS
     There have been no material changes from the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On February 12, 2008, we issued approximately 251,100 shares of common stock and paid approximately $123.9 million cash in exchange for all of the capital stock of BBI. BBI is a UK developer and manufacturer of non-invasive lateral flow diagnostic products. We relied on the exemptions from registration afforded by Rule 802 under the Securities Act of 1933, as amended, for business combinations where U.S. holders entitled to participate in the business combination hold no more than 10% of the securities that are the subject of the business combination, and by Section 3(a)(10) of the Securities Act for exchanges of securities after a hearing by a court upon the fairness of the terms and conditions of the exchange.
     On January 9, 2008, we issued 7,474 shares of common stock upon the exercise of warrants, for aggregate proceeds to us of $56.65 per share, pursuant to an exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.
ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description
3.1	Second Certificate of Correction (incorporated by reference to Exhibit 3.5 to Company’s Registration Statement on Form S-4, as amended (File 333-149259))
10.1	Agreement and Plan of Merger, dated as of January 27, 2008 by and among Inverness Medical Innovations, Inc., Milano MH Acquisition Corp., Milano MH Acquisition LLC, and Matria Healthcare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date January 28, 2008, filed on January 29, 2008)
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: May 8, 2008	/s/ DAVID TEITEL
David Teitel
Chief Financial Officer and an authorized officer