Form 10-Q
period 2008-06-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2008-08-08
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 5, 2008 was 77,975,259.

INVERNESS MEDICAL INNOVATIONS, INC.
REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2008
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, as amended, and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these factors as well as the “Special Statement Regarding Forward-Looking Statements” beginning on page 46 in this Quarterly Report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net product sales	$299,904	$151,256	$613,218	$305,005
Services revenue	96,385	948	144,432	948

Net product sales and services revenue	396,289	152,204	757,650	305,953
License and royalty revenue	4,838	2,761	15,710	7,991

Net revenue	401,127	154,965	773,360	313,944

Cost of net product sales	152,535	86,260	317,057	163,844
Cost of services revenue	40,732	52	63,970	52
Cost of license and royalty revenue	1,758	2,313	5,841	5,370

Cost of net revenue	195,025	88,625	386,868	169,266

Gross profit	206,102	66,340	386,492	144,678

Operating expenses:
Research and development	29,808	12,110	60,733	24,119
Sales and marketing	96,654	27,980	176,690	56,311
General and administrative	76,138	67,795	130,789	90,454

Total operating expenses	202,600	107,885	368,212	170,884

Operating income (loss)	3,502	(41,545)	18,280	(26,206)
Interest expense, including amortization and write-off of deferred financing costs (Note 11)	(29,511)	(22,013)	(55,162)	(27,197)
Other income (expense), net	(9,135)	4,966	(4,237)	6,679

Loss before (benefit) provision for income taxes	(35,144)	(58,592)	(41,119)	(46,724)
(Benefit) provision for income taxes	(7,698)	(2,674)	(8,578)	3,205
Equity earnings (losses) of unconsolidated entities, net of tax (Note 10)	(2,902)	1,244	(1,981)	1,560

Net loss	(30,348)	(54,674)	(34,522)	(48,369)

Preferred stock dividends	(3,107)	—	(3,107)	—

Net loss available to common stockholders	$(33,455)	$(54,674)	$(37,629)	$(48,369)

Net loss per common share — basic and diluted (Note 5)	$(0.43)	$(1.17)	$(0.49)	$(1.06)

Weighted average common shares — basic and diluted (Note 5)	77,647	46,671	77,446	45,565

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2008	2007
	(unaudited)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$167,234	$414,732
Restricted cash	3,401	141,869
Marketable securities	1,864	2,551
Accounts receivable, net of allowances of $10,053 at June 30, 2008 and $12,167 at December 31, 2007	256,118	163,380
Inventories, net	180,248	148,231
Deferred tax assets	25,769	18,170
Income tax receivable	16,542	5,256
Prepaid expenses and other current assets	79,255	58,785

Total current assets	730,431	952,974
Property, plant and equipment, net	285,916	267,880
Goodwill	3,016,609	2,148,850
Other intangible assets with indefinite lives	43,483	43,097
Core technology and patents, net	482,271	432,583
Other intangible assets, net	1,250,820	869,644
Deferred financing costs, net and other non-current assets	47,781	51,747
Investments in unconsolidated entities	66,928	77,753
Marketable securities	1,342	20,432
Deferred tax assets	16,486	15,799

Total assets	$5,942,067	$4,880,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20,304	$20,320
Current portion of capital lease obligations	701	776
Accounts payable	107,936	72,061
Accrued expenses and other current liabilities	242,303	174,935
Payable to joint venture	1,965	10,816

Total current liabilities	373,209	278,908

Long-term liabilities:
Long-term debt, net of current portion	1,509,960	1,366,395
Capital lease obligations, net of current portion	1,104	358
Deferred tax liabilities	447,209	326,128
Deferred gain on joint venture	293,064	293,078
Other long-term liabilities	40,055	29,225

Total long-term liabilities	2,291,392	2,015,184

Commitments and contingencies (Note 17)

Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference, $715,134) Authorized: 2,300 shares Issued: 1,788 shares	657,923	—
Common stock, $0.001 par value Authorized: 150,000 shares Issued and outstanding: 77,807 shares at June 30, 2008 and 76,784 shares at December 31, 2007	78	77
Additional paid-in capital	2,998,299	2,937,143
Accumulated deficit	(406,344)	(371,822)
Accumulated other comprehensive income	27,510	21,269

Total stockholders’ equity	3,277,466	2,586,667

Total liabilities and stockholders’ equity	$5,942,067	$4,880,759

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(34,522)	$(48,369)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest expense related to amortization and write-off of deferred financing costs	2,948	8,230
Non-cash stock-based compensation expense	12,751	43,644
Impairment of inventory	2,871	—
Impairment of long-lived assets	17,885	—
Loss on sale of fixed assets	165	165
Equity earnings of unconsolidated entities	1,981	(1,803)
Interest in minority investments	114	948
Depreciation and amortization	121,687	26,120
Deferred and other non-cash income taxes	(18,896)	5,956
Other non-cash items	3,302	158
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(20,027)	17,708
Inventories, net	(19,525)	(5,093)
Prepaid expenses and other current assets	(18,234)	(1,121)
Accounts payable	22,751	(8,243)
Accrued expenses and other current liabilities	7,761	(17,327)
Other non-current liabilities	3,769	(5,538)

Net cash provided by operating activities	86,781	15,435

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(29,018)	(10,903)
Proceeds from sale of property, plant and equipment	186	108
Cash paid for acquisitions and transactional costs, net of cash acquired	(592,484)	(1,640,374)
Cash received, net of cash paid, from formation of joint venture	—	324,170
Cash received from (paid for) investments in minority interests and marketable securities	12,045	(14,061)
Increase in other assets	(6,855)	(26,809)

Net cash used in investing activities	(616,126)	(1,367,869)

Cash Flows from Financing Activities:
Decrease in restricted cash	138,359	—
Issuance costs associated with preferred stock	(332)	—
Cash paid for financing costs	(777)	(34,558)
Proceeds from issuance of common stock, net of issuance costs	11,881	265,304
Net (repayments) proceeds on long-term debt	(7,320)	1,200,359
Net proceeds from revolving lines-of-credit	139,848	—
Repayments of notes payable	—	(8,775)
Tax benefit on exercised stock options	294	283
Principal payments of capital lease obligations	(592)	(280)

Net cash provided by financing activities	281,361	1,422,333

Foreign exchange effect on cash and cash equivalents	486	16,053

Net (decrease) increase in cash and cash equivalents	(247,498)	85,952
Cash and cash equivalents, beginning of period	414,732	71,104

Cash and cash equivalents, end of period	$167,234	$157,056

Supplemental Disclosure of Non-cash Activities:
Fair value of stock issued for acquisitions	$673,803	$25,967

Fair value of stock options exchanged	$20,973	$65,831

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
     Certain reclassifications of prior period amounts have been made to conform to current period presentation. These reclassifications had no effect on net loss or stockholders’ equity.
(2) Cash and Cash Equivalents
     We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2008, our cash equivalents consisted of money market funds.
(3) Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$46,014	$45,111
Work-in-process	47,503	40,184
Finished goods	86,731	62,936

	$180,248	$148,231

(4) Stock-based Compensation
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123-R, we recorded stock-based compensation expense in our consolidated statements of operations of $7.2 million ($5.5 million, net of tax) and $12.8 million ($9.9 million, net of tax) and $47.3 million ($45.3 million, net of tax) and $48.9 million ($46.7 million, net of tax) for the three and six-month periods ending June 30, 2008 and 2007, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$393	$113	$634	$198
Research and development	1,086	466	2,319	689
Sales and marketing	1,194	368	2,008	692
General and administrative	4,518	46,373	7,790	47,334

	$7,191	$47,320	$12,751	$48,913

     The three and six months ended June 30, 2007 included a $45.2 million charge associated with stock option acceleration and conversion in connection with our acquisition of Biosite Incorporated, or Biosite.
     We report excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended June 30, 2008 and 2007, there was $0.3 million and $0.1 million, respectively, of excess tax benefits

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
generated from option exercises. For both the six months ended June 30, 2008 and 2007, there was $0.3 million of excess tax benefits generated from option exercises.
     Our stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date of the award. The options generally vest over a four-year period, beginning on the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. We use a Black-Scholes option pricing model to calculate the grant-date fair value of options. The fair value of the stock options granted during the three and six-month periods ended June 30, 2008 and 2007 was calculated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock Options:
Risk-free interest rate	3.13%	5.00%	2.80% - 3.13%	4.53% - 5.00%
Expected dividend yield	—	—	—	—
Expected term	5.19 years	6.25 years	5.19 years	6.25 years
Expected volatility	38.96%	44.00%	37.00% - 38.96%	44.00%

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Employee Stock Purchase Plan:
Risk-free interest rate	3.32%	4.94%	3.32%	4.94%
Expected dividend yield	—	—	—	—
Expected term	182 days	181 days	182 days	181 days
Expected volatility	43.31%	32.64%	43.31%	32.64%
     A summary of the stock option activity for the six months ended June 30, 2008 is as follows (in thousands, except price per share and contractual term):

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic value
Options outstanding, January 1, 2008	7,836	$31.42
Exchanged	1,820	$31.97
Granted	822	$33.05
Exercised	(524)	$17.05
Canceled/expired/forfeited	(222)	$40.99

Options outstanding, June 30, 2008	9,732	$32.22	6.77 years	$64,980

Options exercisable, June 30, 2008	5,599	$24.35	5.11 years	$60,644

     The weighted average grant-date fair value under a Black-Scholes option pricing model of options granted during the six months ended June 30, 2008 and 2007 was $12.38 per share and $12.99 per share, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $2.1 million and $15.1 million, respectively.
     As of June 30, 2008, there was $71.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.84 years.
(5) Net Loss Per Common Share
     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss per common share – basic and diluted:

Numerator:

Net loss	$(30,348)	$(54,674)	$(34,522)	$(48,369)
Less: Preferred stock dividends	3,107	—	3,107	—

Net loss available to common stockholders	$(33,455)	$(54,674)	$(37,629)	$(48,369)

Denominator:
Weighted average common shares outstanding	77,647	46,671	77,446	45,565

Net loss per common share – basic and diluted	$(0.43)	$(1.17)	$(0.49)	$(1.06)

     We had the following potential dilutive securities outstanding on June 30, 2008: options and warrants to purchase an aggregate of 10.2 million shares of common stock at a weighted average exercise price of $31.71 per share, $150.0 million of 3% senior subordinated convertible notes, convertible at $43.98 per share, and 1.8 million shares of our Series B convertible preferred stock, convertible at $69.32 per share. These potential dilutive securities were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2008 because the effect of including such potential dilutive securities would be anti-dilutive.
     We had the following potential dilutive securities outstanding on June 30, 2007: options and warrants to purchase an aggregate of 7.0 million shares of common stock at a weighted average exercise price of $25.45 per share and $150.0 million of 3% convertible notes, convertible at $52.30 per share. These potential dilutive securities were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2007 because the effect of including such potential dilutive securities would be anti-dilutive.
(6) Preferred Stock
     As of June 30, 2008, we had 5.0 million shares of preferred stock, $0.001 par value, authorized, of which 2.3 million shares were designated as Series B Convertible Perpetual Preferred Stock, or Series B preferred stock. On May 8, 2008, in connection with our acquisition of Matria Healthcare Inc., or Matria, we issued 1.8 million shares of the Series B preferred stock with a fair value of approximately $657.9 million (Note 8(a)(i)).
     Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of shares of the Series B preferred stock, we may, at our option, satisfy the entire conversion obligation in cash or through a combination of cash and common stock. There were no conversions as of June 30, 2008.
     Generally, the shares of Series B preferred stock are convertible, at the option of the holder, if during any calendar quarter beginning with the second calendar quarter after the issuance date of the Series B preferred stock, if the closing sale price of our common stock for each of 20 or more trading days within any period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price per share of common stock in effect on the last trading day of the immediately preceding calendar quarter. In addition, the shares of Series B preferred stock are convertible, at the option of the holder, in certain other circumstances, including those relating to the trading price of the Series B preferred stock and upon the occurrence of certain fundamental changes or major corporate transactions. We also have the right, under certain circumstances relating to the trading price of our common stock, to force conversion of the Series B preferred stock. Depending on the timing of any such forced conversion, we may have to make certain payments relating to foregone dividends, which payments we can make, at our option, in the form of cash, shares of our common stock, or a combination of cash and shares of our common stock.
     Each share of Series B preferred stock accrues dividends at $12.00, or 3%, per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing following the first full calendar quarter after the issuance date. Dividends on the Series B preferred stock are cumulative from the date of issuance. For the three and six months ended June 30, 2008, Series B preferred stock accumulated dividends amounted to $3.1 million, which reduced earnings available to common stockholders for purposes of calculating loss per share in both periods in 2008 (Note 5). Accrued dividends are payable only if declared by our board of directors and, upon conversion by the Series B preferred stockholder, holders will not receive any cash payment representing accumulated dividends. If our board of directors declares a dividend payable, we have the right to pay the dividends in cash, shares of common stock, additional shares of Series B preferred stock or a similar convertible preferred stock or any combination thereof. As of June 30, 2008, no dividends have been declared.
     The holders of Series B preferred stock have liquidation preferences over the holders of the Company’s common stock and other classes of stock, if any, outstanding at the time of liquidation. Upon liquidation, the holders of outstanding Series B preferred stock would receive an amount equal to $400.00 per share of Series B preferred stock, plus any accumulated and unpaid dividends. As of June 30, 2008, the liquidation preference of the outstanding Series B preferred stock was $715.1 million. The holders of the Series B preferred stock have no voting rights, except with respect to matters affecting the Series B preferred stock (including the creation of a senior preferred stock).

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     We evaluated the terms and provisions of our Series B preferred stock to determine if it qualified for derivative accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Based on our evaluation, these securities do not qualify for derivative accounting under SFAS No. 133.
(7) Comprehensive Income (Loss)
     We account for comprehensive income (loss) as prescribed by SFAS No. 130, Reporting Comprehensive Income. In general, comprehensive income (loss) combines net income (loss) and other changes in equity during the year from non-owner sources. Our accumulated other comprehensive income, which is a component of shareholders’ equity, includes primarily foreign currency translation adjustments and is our only source of equity from non-owners. For the three and six months ended June 30, 2008, we generated a comprehensive loss of $20.1 million and $28.3 million, respectively, and for the three and six months ended June 30, 2007, we generated a comprehensive loss of $77.5 million and $43.8 million, respectively.
(8) Business Combinations
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
     (a) Acquisitions in 2008
     (i) Acquisition of Matria
     On May 9, 2008, we acquired Matria, a national provider of health enhancement, disease management and high-risk pregnancy management programs and services. The preliminary aggregate purchase price was $819.2 million, which consisted of $141.3 million in cash, Series B convertible preferred stock with a fair value of approximately $657.9 million, $17.3 million of fair value associated with Inverness employee stock options exchanged as part of the transaction and $2.6 million for direct acquisition costs. In addition, we assumed and immediately repaid debt totaling approximately $279.2 million. The operating results of Matria are included in our health management reporting unit and business segment.
     A summary of the preliminary purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$89,022
Property, plant and equipment	25,041
Goodwill	814,420
Intangible assets	331,600
Other non-current assets	36,837

Total assets acquired	1,296,920

Current liabilities	345,476
Non-current liabilities	132,246

Total liabilities assumed	477,722

Net assets acquired	819,198
Less:
Acquisition costs	2,602
Fair value of Series B convertible preferred stock issued (1,787,834 shares)	657,923
Fair value of stock options exchanged (1,490,655 options)	17,334

Cash consideration	$141,339

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
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$32,000	3 years
Database	25,000	10 years
Trade names	9,000	3 years
Customer relationships	251,000	11 years
Non-compete agreements	14,600	0.75-3 years

Total intangible assets with finite lives	$331,600

     (ii) Acquisition of BBI
     On February 12, 2008, we acquired BBI Holdings Plc, or BBI, a publicly-traded company headquartered in the United Kingdom that specializes in the development and manufacture of non-invasive lateral flow tests and gold reagents. The preliminary aggregate purchase price was $160.8 million, which consisted of $138.6 million in cash, including $14.7 million of cash paid for our previously owned shares of BBI common stock, common stock with an aggregate fair value of $14.4 million, $4.2 million for direct acquisition costs and $3.6 million of fair value associated with Inverness employee stock options exchanged as part of the transaction. The operating results of BBI are included in our professional and consumer diagnostic products reporting units and business segments.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     A summary of the preliminary purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$22,067
Property, plant and equipment	7,603
Goodwill	84,212
Intangible assets	90,935
Other non-current assets	3,001

Total assets acquired	207,818

Current liabilities	14,896
Non-current liabilities	32,141

Total liabilities assumed	47,037

Net assets acquired	160,781
Less:
Acquisition costs	4,151
Fair value of common stock issued (251,085 shares)	14,397
Fair value of stock options/awards exchanged (329,612 options/25,626 awards)	3,639

Cash consideration	$138,594

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
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$28,043	15-20 years
Trade names and other intangible assets	16,914	10-25 years
Customer relationships	45,978	7-25 years

Total intangible assets with finite lives	$90,935

     (iii) Acquisition of Panbio
     On January 7, 2008, we acquired Panbio Limited, or Panbio, an Australian publicly-traded company headquartered in Brisbane, Australia, that develops and manufactures diagnostic tests for use in the diagnosis of a broad range of infectious diseases. The preliminary aggregate purchase price was $36.5 million, which consisted of $35.9 million in cash and $0.6 million for direct acquisition costs. In June 2008, we sold certain assets totaling $1.8 million related to a particular product line. The sale of these assets, at their acquisition date fair values, is reflected in the preliminary purchase price allocation. The operating results of Panbio are included in our professional diagnostic products reporting unit and business segment.
     A summary of the preliminary purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$12,835
Property, plant and equipment	2,080
Goodwill	13,400
Intangible assets	17,717
Other non-current assets	246

Total assets acquired	46,278

Current liabilities	2,968
Non-current liabilities	6,811

Total liabilities assumed	9,779

Net assets acquired	36,499
Less:
Acquisition costs	557

Cash consideration	$35,942

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
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$4,154	5-7 years
Trade name	2,382	10 years
Customer relationships	11,181	17-25 years

Total intangible assets with finite lives	$17,717

     (iv) Other acquisitions in 2008
     During the first six months of 2008, we acquired certain assets from Mochida Pharmaceutical Co., Ltd, or Mochida, for a preliminary purchase price of $6.3 million, in which the full purchase price was paid in cash. As part of the acquisition of certain assets, Mochida transferred the exclusive distribution rights in Japan for certain Osteomark products.
     (b) Acquisitions in 2007
     During the year ended December 31, 2007, we acquired the following businesses for an aggregate purchase price of $3.2 billion, in which we paid $2.2 billion in cash, issued 14,613,591 shares of our common stock with an aggregate fair value of $790.8 million, $135.0 million of fair value associated with employee stock options and restricted stock awards which were exchanged as part of the transaction incurred, $81.4 million in direct acquisition costs, and accrued milestone payments totaling $9.3 million:
•
ParadigmHealth, Inc., or ParadigmHealth, located in Upper Saddle River, New Jersey, a privately owned leading provider of precise medical management to provide optimal health outcomes for acutely ill and clinically complex patients (Acquired December 2007)

•	Redwood Toxicology Laboratories, Inc., or Redwood, located in Santa Rosa, California, a privately-owned drugs of abuse diagnostics and testing company (Acquired December 2007)

•
Matritech, Inc., or Matritech, located in Newton, Massachusetts and Freiburg, Germany, a biotechnology company principally engaged in the development, manufacturing, marketing, distribution and licensing of cancer diagnostic technologies and products (Acquired December 2007)

•	90.91% share in Biosystems S.A., or Biosystems, located in Cali and Bogota, Colombia, a distributor of diagnostics tests, instruments and reagents throughout Colombia (Acquired December 2007)

•	Aska Diagnostic, Inc., or Aska, located in Tokyo, Japan, a distributor of professional diagnostic products in Japan (Acquired December 2007)

•	Alere Medical, Inc., or Alere, located in Reno, Nevada, a privately-held leading provider of care and health management services (Acquired November 2007)

•	HemoSense, Inc., or HemoSense, located in San Jose, California, a publicly-traded developer and marketer of point-of-care testing products for therapeutic drug monitoring (Acquired November 2007)

•	the assets of Akubio, a research company located in Cambridge, England (Acquired October 2007)

•
Bio-Stat Healthcare Group, or Bio-Stat, located in Cheshire, United Kingdom, a privately-owned distributor of core laboratory and point-of-care diagnostic testing products to the U.K. marketplace (Acquired October 2007)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
•
Cholestech Corporation, or Cholestech, located in Haywood, California, a publicly-traded leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease and inflammatory disorders (Acquired September 2007)

•	52.45% share in Diamics, Inc., or Diamics, located in Novato, California, a developer of molecular-based cancer screening and diagnostic systems (Acquired July 2007)

•
Spectral Diagnostics Private Limited and its affiliate Source Diagnostics (India) Private Limited, or Spectral/Source, located in New Delhi and Shimla, India, a distributor of professional diagnostic products in India (Acquired July 2007)

•
Biosite, located in San Diego, California, a publicly-traded global medical diagnostic company utilizing a biotechnology approach to create products for the diagnosis of critical diseases and conditions (Acquired June 2007)

•	Quality Assured Services, Inc., or QAS, located in Orlando, Florida, a privately-owned provider of diagnostic home tests and services in the U.S. marketplace (Acquired June 2007)

•	Orange Medical, or Orange, located in Tilburg, The Netherlands, a manufacturer and marketer of rapid diagnostic products to the Benelux marketplace (Acquired May 2007)

•
Instant Technologies, Inc., or Instant, located in Norfolk, Virginia a privately-owned distributor of rapid drugs of abuse diagnostic products used in the workplace, criminal justice and other testing markets (Acquired March 2007)

•
First Check Diagnostics LLC, or First Check, located in Lake Forrest, California, a privately-held diagnostics company in the field of home testing for drugs of abuse, including marijuana, cocaine, methamphetamines and opiates (Acquired January 2007)

•	Promesan S.r.l., or Promesan, located in Milan, Italy, a distributor of point-of-care diagnostic testing products to the Italian marketplace (Acquired January 2007)

•	Gabmed GmbH, or Gabmed, located in Nettetal, Germany, a distributor of point-of-care diagnostic testing products in the German marketplace (Acquired January 2007)

•	the assets of Nihon Schering K.K., or NSKK, located in Japan, a diagnostic distribution business (Acquired January 2007)

•	Med-Ox Chemicals Limited, or Med-Ox, located in Ottawa, Canada, a distributor of professional diagnostic testing products in the Canadian marketplace (Acquired January 2007)
     A summary of the preliminary purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$529,288
Property, plant and equipment	177,973
Goodwill	1,697,980
Intangible assets	1,261,256
IP R&D	173,826
Other non-current assets	145,192

Total assets acquired	3,985,515

Current liabilities	215,159
Non-current liabilities	544,206

Total liabilities assumed	759,365

Net assets acquired	3,226,150
Less:
Acquisition costs	81,407
Cash settlement of vested stock options	51,503
Non-cash income tax benefits on stock options	2,574
Accrued earned milestone	9,299

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Fair value of common stock issued	790,784
Fair value of stock options exchanged	83,519

Cash consideration	$2,207,064

     NSKK and Promesan are included in our professional and consumer diagnostic products reporting units and business segments; ParadigmHealth, Redwood, Matritech, Alere, HemoSense, Aska, Biosystems, Bio-Stat, Akubio, Spectral/Source, Orange, QAS, Instant, Gabmed and Med-Ox were originally included in our professional diagnostic products reporting unit and business segment (as noted in Note 15, ParadigmHealth, Alere and QAS have been reclassified to our health management reporting unit and business segment); Cholestech and Biosite are included in our cardiology reporting unit of our professional diagnostic products business segment; and First Check is included in our consumer diagnostic products reporting unit and business segment. Biosystems and Diamics are consolidated and included in our professional diagnostic products reporting unit and business segment. The 9.09% minority interest in Biosystems is recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2007. Goodwill has been recognized in the ParadigmHealth, Redwood, Matritech, Alere, HemoSense, Aska, Biosystems, Bio-Stat, Cholestech, Spectral/Source, Diamics, Biosite, QAS, Orange, Instant, Gabmed, Promesan, First Check and Med-Ox transactions and amounted to approximately $106.3 million. Goodwill related to these acquisitions, with the exception of Matritech and First Check, is not deductible for tax purposes.
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$364,254	1-13.5 years
Supplier relationships	3,882	15 years
Trademarks	128,857	5-10.5 years
License agreements	920	15 years
Customer relationships	742,614	1.5-26 years
Non-compete agreements	13,241	0.5-4 years
Internally-developed software	7,250	7-10 years

Total intangible assets with finite lives	1,261,018

Trademarks	238	N/A

Total intangible assets with indefinite lives	238

Total intangible assets	$1,261,256

     (c) Restructuring Plans of Acquisitions
     In connection with several of our acquisitions, we initiated integration plans to consolidate and restructure certain functions and operations, including the relocation and termination of certain personnel of these acquired entities and the closure of certain of the acquired entities’ leased facilities. These costs have been recognized as liabilities assumed in connection with the acquisition of these entities in accordance with EITF Issue No. 95-3 and are subject to potential adjustments as certain exit activities are refined. The following table summarizes the liabilities established for exit activities related to our acquisitions (in thousands):

	Severance	Facility	Total Exit
	Related	And Other	Activities
Balance, December 31, 2007	$14,579	$1,898	$16,477
Acquisitions	14,400	1,151	15,551
Payments and other	(13,929)	(410)	(14,339)
Currency adjustments	(385)	—	(385)

Balance, June 30, 2008	$14,665	$2,639	$17,304

     In conjunction with our June 2007 acquisition of Biosite, we implemented an integration plan to improve operating efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Biosite organization, as activities were combined with our existing business operations. Since the inception of the plan, we recorded $15.4 million in exit costs, of which $15.1 million relates to change in control and severance costs to involuntarily terminate employees and $0.3 million relates to facility and other exit costs. As of June 30, 2008, $3.5 million in exit costs remain unpaid.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     During 2007, we formulated restructuring plans in connection with our acquisition of Cholestech, consistent with our acquisition strategy to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the Cholestech facility in Hayward, California. We are transitioning the manufacturing of the related products to the Biosite facility in San Diego, California and the sales and distribution of the products to our newly-formed shared service center in Orlando, Florida. Since inception of the plans, we recorded $6.6 million in exit costs related to executive change in control agreements and severance costs to involuntarily terminate employees. As of June 30, 2008, $4.6 million in exit costs remain unpaid.
     In conjunction with our acquisition of HemoSense, we formulated restructuring plans during 2007 to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the HemoSense facility in San Jose, California. We are transitioning the manufacturing of the related products to the Biosite facility in San Diego, California and the sales and distribution of the products to our newly-formed shared service center in Orlando, Florida. Since inception of the plans, we recorded $1.5 million in exit costs, of which $1.3 million relates to severance costs to terminate employees and $0.2 million relates to facility and other exit costs. As of June 30, 2008, $0.7 million in exit costs remain unpaid.
     In conjunction with our acquisition of Matritech, we formulated a plan to exit the leased facility of Matritech in Newton, Massachusetts and recorded $1.1 million in facility exit costs. As of June 30, 2008, $1.0 million of the facility exit costs remain unpaid.
     In conjunction with our acquisition of ParadigmHealth, we recorded $1.6 million in severance costs. As of June 30, 2008, $1.2 million in severance costs remain unpaid.
     In conjunction with our acquisition of Panbio, we formulated a restructuring plan to realize efficiencies and cost savings. In February 2008, we agreed upon a plan to close Panbio’s facility located in Columbia, Maryland. The manufacturing at the Maryland-based facility will be transferred to a third party manufacturer and the sales and distribution of the products at this facility will be transferred to our newly-formed shared service center in Orlando, Florida. We recorded $1.0 million in exit costs, including $0.8 million related to facility and other exit costs and $0.2 million related to severance costs. As of June 30, 2008, $0.9 million in exit costs remain unpaid.
     In connection with our acquisition of Matria, we implemented an integration plan to improve operating efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Matria organization, as activities were combined with our existing business operations. During the second quarter of 2008, we recorded $9.2 million in exit costs, all of which relates to severance costs to involuntarily terminate employees. As of June 30, 2008, $4.7 million in severance costs remain unpaid.
     See Note 9 for additional restructuring charges related to the Cholestech, HemoSense and Panbio facility closures and integration.
     (d) Pro Forma Financial Information
     The following table presents selected unaudited financial information of our company, including the assets of Instant, Biosite, Cholestech and Matria, as if the acquisitions of these entities had occurred on January 1, 2007. Pro forma results also reflect the impact of the formation of our consumer diagnostic business joint venture with P&G (Note 10(a)(i)) as if the joint venture had been formed on January 1, 2007. Pro forma results exclude adjustments for various other less significant acquisitions completed since January 1, 2007, as these acquisitions did not materially affect our results of operations.
     The pro forma results are derived from the historical financial results of the acquired businesses for all periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2007 (in thousands, except pet share amount).

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Pro forma net revenue	$434,007	$320,616	$885,735	$646,716

Pro forma net loss	$(39,177)	$(15,906)	$(54,773)	$(28,989)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Pro forma net loss per common share — basic and diluted (1)	$(0.50)	$(0.30)	$(0.71)	$(0.55)

(1)	Net loss per common share amounts are computed as described in Note 5.
(9) Restructuring Plans
     (a) 2008 Restructuring Plans
     In May 2008, we decided to close our facility located in Bedford, England, and initiated steps to cease operations at this facility and transition, the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. Based upon this decision, we recorded $10.8 million in restructuring charges during the three and six months ended June 30, 2008, including $6.6 million related to the acceleration of facility restoration costs, $3.3 million of fixed asset impairments, $0.7 million in early termination lease penalties and $0.2 million in severance costs. Of these restructuring charges, $4.2 million was charged to our professional diagnostic products business segment as follows: $2.2 million to cost of net product sales, $0.1 million to research and development expense, $0.2 million to sales and marketing expense and $1.7 million to general and administrative expense. We also recorded $6.6 million related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease to interest expense. All exit costs under this plan, including severance, lease penalties and restoration costs, remain unpaid as of June 30, 2008.
     In addition to the restructuring charges discussed above, $11.9 million of charges associated with the Bedford facility closure were borne by SPD Swiss Precision Diagnostics, or SPD, our consumer diagnostic joint venture with The Procter and Gamble Company, or P&G. Included in these charges were $8.1 million of fixed asset impairments, $3.6 million in early termination lease penalties and $0.2 million in severance costs. Of these restructuring charges, 50%, or $6.0 million, has been included in equity earnings of unconsolidated entities, net of tax, on our consolidated statements of operations for the three and six months ended June 30, 2008. We anticipate incurring additional costs of approximately $32.3 million related to the closure of this facility, including, but not limited to, severance and retention costs, rent obligations and incremental interest expense associated with our lease obligations which will terminate the end of 2011. Of these additional anticipated costs, approximately $23.0 million will be borne by SPD. We expect the majority of these costs to be incurred by the end of 2009, which is our anticipated facility closure date.
     In April 2008, we initiated cost reduction efforts at our facilities in Stirling, Scotland, consolidating our business activities into one facility and with our Biosite operations. As a result of these efforts, we recorded $3.1 million in restructuring charges for the three and six months ended June 30, 2008, consisting of $2.0 million in fixed asset impairments, $1.0 million in severance costs and $0.1 million in rent expense associated with the vacated facilities. These charges are included in our professional diagnostic products business segment as follows: $3.0 million to research and development expense and $0.1 million to general and administrative expense. Of the $1.1 million in severance costs and rent expense, $0.1 million remains unpaid at June 30, 2008. We expect to record an additional $0.2 million in costs primarily related to facility exit costs during the remainder of 2008.
     In February 2008, we decided to cease research and development activities for one of the products in development at our Bedford, England facility, based upon comparison of the product under development with existing products acquired in the HemoSense acquisition. In connection with this decision, we recorded $0.8 million of restructuring charges associated with the write-off of inventory through cost of net product sales during the three months ended June 30, 2008. During the six months ended June 30, 2008, we recorded restructuring charges of $9.7 million, of which $6.8 million related to the impairment of fixed assets, $1.9 million related to the write-off of inventory, $0.8 million related to contractual obligations with suppliers and $0.2 million related to severance costs to involuntarily terminate employees working on the development of this product. The $9.7 million was included in our professional diagnostic products business segment and included $6.3 million charged to cost of net product sales, $3.3 million charged to research and development expense and $0.1 million charged to sales and marketing expense. Of the $1.0 million in contractual obligations and severance costs, $0.8 million remains unpaid as of June 30, 2008. We do not expect to incur significant additional charges under this plan.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     On March 18, 2008, we announced our plans to close our BioStar, Inc., or BioStar, facility in Louisville, Colorado, and exit production of the BioStar OIA product line, along with our plans to close two of our newly-acquired facilities in the San Francisco, California area, relating to Cholestech and HemoSense. The Cholestech operation, which was acquired in September 2007 and manufactures and distributes the Cholestech LDX system, a point-of-care monitor of blood cholesterol and related lipids used to test patients at risk of, or suffering from, heart disease and related conditions, will move to our Biosite facility in San Diego, California. The HemoSense operation, which was acquired in November 2007 and manufactures and distributes the INRatio System, an easy-to-use, hand-held blood coagulation monitoring system for use by patients and healthcare professionals in the management of warfarin, a commonly prescribed medication used to prevent blood clots, is also expected to move to the Biosite facility. The transfers will take place in phases with the HemoSense transition expected to be completed in early 2009 and the Cholestech transition by the middle of 2009.
     BioStar manufacturing ceased at the end of June 2008, with BioStar OIA products available for purchase through the end of the first quarter of 2009. During the three months ended June 30, 2008, we incurred $1.7 million in restructuring charges related to this plan, which consisted of $0.8 million in severance related costs and $0.9 million related to the impairment of inventory and equipment. Of the $1.7 million, $1.5 million was charged to cost of net product sales and $0.2 million was charged to general and administrative expense. During the six months ended June 30, 2008, we incurred $7.9 million in restructuring charges related to this plan, which consisted of $5.1 million in impairment of intangible assets, $1.1 million in severance related costs, $0.7 million in fixed asset impairments and $1.0 million related to the write-off of inventory. Of the $7.9 million, which is included in our professional diagnostic products business segment, $5.6 million was charged to cost of net product sales, $1.9 million was charged to sales and marketing expense and $0.4 million was charged to general and administrative. We expect to incur an additional $0.6 million in charges under this plan during the remainder of 2008, primarily related to severance and facility exit costs. As of June 30, 2008, $0.6 million in severance costs remain unpaid.
     As a result of our plans to transition the businesses of Cholestech and HemoSense to Biosite and close these facilities, we incurred $0.6 million in restructuring charges during the three months ended June 30, 2008, primarily related to severance and retention costs. Of the $0.6 million, $0.2 million was charged to cost of net product sales, $0.1 million was charged to research and development expense, $0.1 million was charged to sales and marketing expense and $0.2 million was charged to general and administrative expense. During the six months ended June 30, 2008, we recorded $0.7 million in restructuring charges related to these plans. Of the $0.7 million, $0.3 million was charged to cost of net product sales, $0.1 million was charged to research and development expense, $0.1 million was charged to sales and marketing expense and $0.2 million was charged to general and administrative expense. All charges are included in our professional diagnostic products business segment and remain substantially unpaid as of June 30, 2008.
     In connection with our January 2008 acquisition of Panbio, we recorded $0.1 million and $0.2 million of restructuring charges during the three and six months ended June 30, 2008, respectively, associated with our decision to close Panbio’s Columbia, Maryland facility by the end of 2008. These charges are included in our professional diagnostic products business segment and remain substantially unpaid as of June 30, 2008.
     We anticipate incurring an additional $2.2 million in restructuring charges under our Cholestech, HomeSense and Panbio plans, primarily related to severance, retention and outplacement benefits, along with other costs to transition the Cholestech and HemoSense operations to our Biosite and third party facilities. See Note 8(c) for further information and costs related to these plans.
     (b) 2007 Restructuring Plans
     During 2007, we committed to several plans to restructure and integrate our world-wide sales, marketing, order management and fulfillment operations, as well as evaluate certain research and development projects. The objectives of the plans are to eliminate redundant costs, improve customer responsiveness and improve efficiencies in operations. As a result of these restructuring plans, we recorded $0.3 million in restructuring charges during the three months ended June 30, 2008. The $0.3 million charge related primarily to severance costs in our professional diagnostic products business segment and consisted of $0.1 million charged to sales and marketing expense and $0.2 million charged to general and administrative expense. For the six months ended June 30, 2008 we recorded $1.3

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
million in net restructuring charges under these plans, which primarily relates to charges for severance and outplacement services. The $1.3 million charge relates primarily to our professional diagnostic products business segment and consisted of $0.1 million charged to cost of net product sales, $0.7 million charged to sales and marketing expense and $0.5 million charged to general and administrative expense. As of June 30, 2008, $0.3 million of severance-related charges remain unpaid. Restructuring charges since the commitment date consist of $2.5 million related to severance costs and $4.0 million related to impairment charges on fixed assets. Of the $6.5 million restructuring charges recorded in operating income, $4.7 million and $1.8 million were included in our professional diagnostic products and consumer diagnostic products business segments, respectively. We anticipate incurring $0.4 million in additional severance charges related to this plan over the remainder of 2008.
     In addition, we recorded restructuring charges associated with the formation of our joint venture with P&G. In connection with the joint venture, we committed to a plan to close one of our sales offices in Germany, as well as evaluate redundancies in all departments of the consumer diagnostic products business segment that are impacted by the formation of the joint venture. For the six months ended June 30, 2008, we recorded $0.1 million in severance costs related to this plan, which was primarily charged to general and administrative expense. Since formation of the joint venture, we have incurred $1.3 million in severance and exit costs, of which $0.2 million remains unpaid as of June 30, 2008.
     (c) 2006 Restructuring Plans
     In May 2006, we committed to a plan to cease operations at our manufacturing facility in San Diego, California and to write off certain excess manufacturing equipment at other impacted facilities. Additionally, in June 2006, we committed to a plan to reorganize the sales and marketing and customer service functions in certain of our U.S. professional diagnostic companies. During the three months ended June 30, 2007, we recorded a $0.2 million adjustment under these plans, due to a finalization of fixed asset write-offs. For the six months ended June 30, 2007, we recorded $0.4 million in net restructuring charges under these plans, which primarily related to facility exit costs. Of the $0.4 million net charge, the $0.2 million adjustment was recorded to costs of net product sales and was included in our consumer diagnostic products segment and $0.6 million was charged to general and administrative expense and was included in our professional diagnostic products business segment. As of June 30, 2008, substantially all severance-related costs have been paid.
(10) Investment in Unconsolidated Entities and Marketable Securities
     (a) Equity Method Investments
          (i) Joint Venture with The Procter & Gamble Company
     In May 2007, we completed our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. At the closing, we transferred our related consumer diagnostic assets totaling $63.6 million, other than our manufacturing and core intellectual property assets, to the joint venture, and P&G acquired its interest in the joint venture for a cash payment of approximately $325.0 million.
     We also entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on the fourth anniversary date of the agreement, to require us to acquire all of P&G’s interest in the joint venture at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to the joint venture, to acquire all of our interest in the joint venture at fair market value. No gain on the proceeds that we received from P&G through the formation of the joint venture will be recognized in our financial statements until P&G’s option to require us to purchase its interest in the joint venture expires. The deferred gain recorded on our accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007 was $293.1 million.
     We also entered into a manufacturing agreement with P&G, whereby we will manufacture consumer diagnostic products and sell these products to the joint venture entity. In our capacity as the manufacturer of products for the joint venture, we recorded $24.5 million and $52.4 million in manufacturing revenue for the three and six months

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
ended June 30, 2008, respectively, which are included in net product sales on our accompanying consolidated statements of operations.
     Furthermore, we entered into certain transition and long-term services agreements with the joint venture, pursuant to which we will provide certain operational support services to the joint venture. Revenue related to these service agreements amounted to $0.6 million and $1.3 million for the three and six months ended June 30, 2008, respectively, and are included in services revenue on our consolidated statements of operations. Customer receivables associated with this revenue have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $22.2 million and $29.5 million as of June 30, 2008 and December 31, 2007, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables.
     Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. For the three and six months ended June 30, 2008, we recorded a loss of $3.6 million and $3.0 million, respectively, in equity earnings (losses) of unconsolidated entities, net of tax, on our accompanying consolidated statements of operations, which represented our 50% share of the joint venture’s net loss for the respective periods including $6.0 million of restructuring related charges (see Note 9(a)).
          (ii) TechLab
     In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. The aggregate purchase price was $8.8 million which consisted of approximately 0.3 million shares of our common stock with an aggregate fair value of $8.6 million and $0.2 million in estimated direct acquisition costs. We account for our 49% investment in TechLab under the equity method of accounting, in accordance with APB Opinion No. 18. In March 2008 and June 2008, we received $0.4 million and $0.5 million, respectively, from TechLab in the form of a dividend distribution. These distributions were accounted for as reductions in the value of our investment in accordance with APB Opinion No. 18. For the three and six months ended June 30, 2008, we recorded earnings of $0.6 million and $1.0 million, respectively, in equity earnings (losses) of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective period.
          (iii) Vedalab
     We account for our 40% investment in Vedalab S.A., or Vedalab, a French manufacturer and supplier of rapid diagnostic tests in the professional market, under the equity method of accounting in accordance with APB Opinion No. 18. For the three and six months ended June 30, 2008, we recorded $0.1 million and $35,000, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations. For the three and six months ended June 30, 2007, we recorded earnings of $0 and $0.1 million in equity earnings (losses) of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of Vedalab’s net income for the respective period.
     (b) Investment in Chembio
     At June 30, 2008, we owned approximately 5.4 million shares of common stock in Chembio Diagnostics, Inc., or Chembio, a developer and manufacturer of rapid diagnostic tests for infectious diseases. As of June 30, 2008 and December 31, 2007, the fair market value of our investment in Chembio was approximately $1.3 million and $1.4 million, respectively. This investment was classified as marketable securities, non-current on our accompanying consolidated balance sheets. We recorded an associated unrealized holding loss of approximately $0.7 million and $0.6 million in accumulated other comprehensive income within stockholders’ equity in our accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007, respectively.

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
     (d) Investment in StatSure
     In October 2007, we acquired 5% of StatSure Diagnostic Systems, Inc., or StatSure, a developer and marketer of oral fluid collection devices for the drugs of abuse market, through the purchase of 1.4 million shares of their common stock. The aggregate purchase price of $0.5 million was paid in cash. In addition to the common stock, we received a warrant to purchase 1.1 million shares of StatSure’s common stock at $0.35 per share. StatSure’s stock is publicly traded. The warrant, accounted for as a derivative instrument, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, had a fair value of approximately $0.3 million at the date of issuance. The fair value of this warrant was estimated at the time of issuance using the Black-Scholes pricing model assuming no dividend yield, an expected volatility of 150%, a risk-free rate of 3.9% and a contractual term of five years. We mark to market the warrant over the contractual term and recorded an unrealized loss of $0.2 million in other income (expense), net on our accompanying consolidated statements of operations for the six months ended June 30, 2008. As of June 30, 2008, the warrant was valued at $0.2 million.
(11) Long-term Debt
     We had the following long-term debt balances outstanding (in thousands):

	June 30, 2008	December 31, 2007
First Lien Credit Agreement – Term loan	$965,625	$970,500
First Lien Credit Agreement – Revolving line-of-credit	142,000	—
Second Lien Credit Agreement	250,000	250,000
3% Senior subordinated convertible notes	150,000	150,000
Lines-of-credit	4,460	3,730
Other	18,179	12,485

	1,530,264	1,386,715
Less: Current portion	(20,304)	(20,320)

	$1,509,960	$1,366,395

     At June 30, 2008, we had a term loan in the amount of $965.6 million and a revolving line-of-credit available to us of up to $150.0 million, of which $142.0 million was outstanding as of June 30, 2008, under our First Lien Credit Agreement. Interest on the term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At June 30, 2008, we also had a term loan in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on this term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
     At June 30, 2008, we had $150.0 million in indebtedness under our 3% senior subordinated convertible notes, or senior subordinated convertible notes. The senior subordinated convertible notes are convertible into 3.4 million shares of our common stock at a conversion price of $43.98. The conversion price was subject to adjustment one year from the date of sale. Based upon the daily volume-weighted price per share of our common stock for the thirty consecutive trading days ending May 9, 2008, the conversion price decreased from $52.30 to $43.98 in May 2008. The decrease in conversion price resulted in additional shares of our common stock becoming issuable upon conversion of our senior subordinated convertible notes.
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
     For the three and six months ended June 30, 2008, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $19.9 million and $43.6 million, respectively. For the three and six months ended June 30, 2007, we recorded interest expense, including amortization of deferred financing costs, under our previous senior credit facility in the aggregate amount of $3.2 million and $4.7 million, respectively. Included in interest expense for the three and six months ended June 30, 2007, is the write-off of $2.4 million and $2.6 million, respectively, in unamortized deferred financing costs. As of June 30, 2008, accrued interest related to the secured credit facilities amounted to $1.4 million. As of June 30, 2008, we were in compliance with all debt covenants related to the above debt, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.
     Interest expense related to our senior subordinated convertible notes for the three and six months ended June 30, 2008, including amortization of deferred financing costs, was $1.4 million and $2.6 million, respectively. As of June 30, 2008, accrued interest related to the senior subordinated convertible notes amounted to $0.6 million.
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
(12) Derivative Financial Instruments
     We use derivative financial instruments (interest rate swap contracts) in the management of our interest rate exposure related to our secured credit facilities. We do not hold or issue derivative financial instruments for speculative purposes.
     In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and have a maturity date of September 28, 2010. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate swap contracts were determined to be effective, and thus qualify as a cash flow hedge under SFAS No. 133. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income until earnings are affected by the variability of cash flows. As of June 30, 2008 and December 31, 2007, we recorded losses of $9.7 million and $9.5 million, respectively, in accumulated other comprehensive income on the accompanying consolidated balance sheets (see Note 11).
     See Note 10(d) regarding our StatSure warrants which are accounted for as derivative instruments.
(13) Fair Value Measurements

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     Effective January 1, 2008, we implemented SFAS No. 157, Fair Value Measurement, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period-end date, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities. The adoption of SFAS No. 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.
     Financial assets and liabilities recorded on the accompanying condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
     Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives and most U.S. Government and agency securities).
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
     The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

			Significant Other
		Quoted Prices in	Observable
	June 30,	Active Markets	Inputs
Description	2008	(Level 1)	(Level 2)
Assets:
Marketable securities	$3,206	$3,206	$—
Strategic investments (1)	229	229	—

Total assets	$3,435	$3,435	$—

Liabilities:
Interest rate swap liability (2)	$9,681	$—	$9,681

Total liabilities	$9,681	$—	$9,681

(1)	Represents our investment in StatSure which is included in investments in unconsolidated entities on our accompanying consolidated balance sheets.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

(2)	Included in other long-term liabilities in our accompanying consolidated balances sheets.
(14) Defined Benefit Pension Plan
     Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	193	152	386	303
Expected return on plan assets	(168)	(127)	(336)	(252)
Realized losses	—	87	—	173

Net periodic benefit cost	$25	$112	$50	$224

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
     Included in the operating results of Professional Diagnostic Products for the three and six months ended June 30, 2008 are expenses related to our research and development activities related to new platform development in the area of cardiology which amounted to $11.7 million and $24.7 million, respectively.
     Included in the operating results of Corporate and Other for the three and six months ended June 30, 2007 are expenses related to our research and development activities in the area of cardiology, which amounted to $5.2 million, net of $4.5 million of reimbursements received from ITI Scotland Limited, or ITI, and $9.9 million, net of $8.9 million of reimbursements received from ITI, respectively, as part of the co-development arrangement that we entered into in February 2005 and culminated as of December 31, 2007.
     Total assets related to our cardiology research operations in Scotland and Germany, which are included in Professional Diagnostic Products as of June 30, 2008 and December 31, 2007 in the tables below amounted to $36.5 million and $39.4 million, respectively. Assets related to our newly-formed health management business segment, in the amount of $635.4 million, have been reclassified from Professional Diagnostic Products to Health Management as of December 31, 2007. Results of operations related to our newly-formed health management business segment have been reclassified from Professional Diagnostic Products to Health Management during the quarter in which they were incurred during 2007. Results of operations for QAS, in the amount of $0.3 million have been reclassified from Professional Diagnostic Products to Health Management for both the three and six months ended June 30, 2007. The remaining health management businesses, consisting of Alere, ParadigmHealth and Matria, were acquired subsequent to June 30, 2007.
     We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Professional		Consumer	Vitamins and	Corporate
	Diagnostic	Health	Diagnostic	Nutritional	and
	Products	Management	Products	Supplements	Other	Total
Three months ended June 30, 2008:
Net revenue to external customers	$255,067	$92,458	$33,650	$19,952	$—	$401,127
Operating income (loss)	$9,111	$3,438	$2,289	$162	$(11,498)	$3,502

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)

Three months ended June 30, 2007:
Net revenue to external customers	$94,135	$1,365	$44,316	$15,149	$—	$154,965
Operating income (loss)	$6,238	$1,365	$5,777	$(1,999)	$(52,926)	$(41,545)

Six months ended June 30, 2008:
Net revenue to external customers	$523,310	$137,688	$71,921	$40,441	$—	$773,360
Operating income (loss)	$32,013	$7,283	$5,366	$584	$(26,966)	$18,280

Six months ended June 30, 2007:
Net revenue to external customers	$181,761	$1,365	$97,885	$32,933	$—	$313,944
Operating income (loss)	$20,889	$1,365	$12,498	$(2,701)	$(58,257)	$(26,206)

Assets:
As of June 30, 2008	$3,729,079	$1,890,208	$241,561	$54,227	$26,992	$5,942,067
As of December 31, 2007	$3,748,931	$635,415	$309,175	$49,655	$137,583	$4,880,759
(16) Related Party Transactions
     In May 2007, we completed our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. At June 30, 2008 and December 31, 2007, we had a net payable to the joint venture of $2.0 million and $10.8 million, respectively, representing our obligation to the joint venture. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $22.2 million and $29.5 million as of June 30, 2008 and December 31, 2007, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $24.5 million and $52.4 million during the three and six months ended June 30, 2008, respectively, and are included in net product sales on our accompanying statements of operations. During the three months ended June 30, 2008, the joint venture paid $11.2 million in cash to both of the parent companies, equally reducing the respective investments in the joint venture.
(17) Material Contingencies and Legal Settlements
     Due to the nature of our business, we may from time to time be subject to commercial disputes, consumer product claims or various other lawsuits, and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can result in counterclaims against us. We are not a party to any legal proceedings that we currently believe could materially adversely affect our results of operations or financial condition or net cash flows.
     We have contingent consideration contractual terms related to our acquisitions of Alere, Binax, Inc., or Binax, Bio-Stat, CLONDIAG chip technologies GmbH, or Clondiag, Diamics, First Check, Gabmed, Matritech, Promesan, and Spectral/Source. With the exception of Alere, the contingent considerations will be accounted for as increases in the aggregate purchase prices if and when the contingencies occur.
     With respect to Alere, the terms of the acquisition agreement provided for contingent consideration payable to each Alere stockholder who owned shares of our common stock or retained the option to purchase shares of our common stock on the 6-month anniversary of the closing of the acquisition. The contingent consideration, payable in cash or stock at our election, was equal to the number of such shares of our common stock or options to purchase our common stock held on the 6-month anniversary multiplied by the amount that $58.31 exceeded the greater of the average price of our common stock for the 10 business days preceding the 6-month anniversary date, or 75% of $58.31. Accordingly, based on the price of our common stock for the 10 business days preceding the 6-month anniversary of the closing of the acquisition, we issued approximately 0.1 million shares of our common stock on May 30, 2008 to the Alere stockholders based on the remaining outstanding shares at that time. Payment of this contingent consideration did not impact the purchase price for this acquisition.

\

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
     With respect to Bio-Stat, the terms of the acquisition provide for contingent cash consideration payable to the Bio-Stat shareholders, if certain EBITDA (earnings before interest, taxes, depreciation and amortization) milestones are met for 2007. The EBITDA milestones were met in 2007 and contingent consideration of $6.8 million was accrued as of June 30, 2008.
     With respect to Clondiag, the terms of the acquisition agreement provide for $8.9 million of contingent consideration, consisting of approximately 0.2 million shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on Clondiag’s platform technology during the three years following the acquisition date. Successful completion of the second milestone occurred during the first quarter of 2008 for which we made a payment for $0.9 million and issued 56,080 shares of our common stock during the first quarter of 2008. As of June 30, 2008, no additional milestones have been met.
     With respect to Diamics, the terms of the acquisition agreement provide for contingent consideration payable upon the successful completion of certain milestones, including development of business plans and marketable products. As of June 30, 2008, the remaining contingent consideration to be earned is approximately $2.3 million.
     With respect to First Check, the terms of the acquisition agreement require us to pay an earn-out to First Check equal to the incremental revenue growth of the acquired products for 2007 and for the first nine months of 2008, as compared to the immediately preceding comparable periods. The 2007 milestone, totaling $2.2 million, was met and accrued as of December 31, 2007, and was paid during the first quarter of 2008.
     With respect to Gabmed, the terms of the acquisition agreement provide for contingent consideration totaling up to €750,000 payable in up to five annual amounts beginning in 2007, upon successfully meeting certain revenue and EBIT (earnings before interest and taxes) milestones in each of the respective annual periods. As of June 30, 2008, the 2007 milestone, totaling €0.1 million ($0.2 million), has been met and accrued.
     With respect to Matritech, the terms of the acquisition agreement require us to pay an earn-out to Matritech upon successfully meeting certain revenue targets in 2008. As of June 30, 2008, no milestones have been met.
     With respect to Promesan, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain annual revenue targets. Total contingent consideration of up to €0.6 million is payable in three equal annual amounts of €0.2 million beginning in 2007 and ending in 2009. The 2007 milestone, totaling €0.2 million ($0.3 million), was met and accrued as of December 31, 2007, and was paid during the first quarter of 2008.
     With respect to Spectral/Source, the terms of the acquisition agreement require us to pay an earn-out equal to two times the consolidated revenue of Spectral/Source less $4.0 million, if the consolidated profits before tax of Spectral/Source is at least $0.9 million on the one year anniversary (“milestone period”) following the acquisition date. If consolidated profits before tax of Spectral/Source for the milestone period are less than $0.9 million, then the amount of the payment will be equal to seven times Spectral/Source’s consolidated profits before tax less $4.0 million. The contingent consideration is payable 60% in cash and 40% in stock.
     In June 2008, we received an unfavorable ruling from an arbitration panel resulting in a $13.0 million settlement payable to one of our distributors located in Spain and Portugal. In addition to the $13.0 million settlement, which was recorded in other income/(expense) in our accompanying consolidated statements of operations, we recorded $0.8 million of interest expense during the three months ended June 30, 2008.
(18) Recent Accounting Pronouncements
Recently Issued Standards
     In June 2008, the FASB ratified EITF Issue 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which addresses the accounting for certain instruments as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This Issue is effective for fiscal years beginning after December 15, 2008. We are currently in the process of evaluating the impact of adopting this pronouncement.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(unaudited)
used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.
     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has provided a one year deferral for the implementation for other non-financial assets and liabilities. Earlier application is encouraged. We adopted the required provisions of SFAS No. 157 on January 1, 2008. The adoption of these provisions did not have a material impact on our consolidated financial statements. For further information about the adoption of the required provisions of SFAS No. 157 see Note 13.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Overview
     We enable individuals to take charge of improving their health and quality of life by developing new capabilities in near patient diagnosis, monitoring and health management. As a leading global manufacturer and supplier of rapid diagnostics, our diagnostic products and development efforts are focused in the areas of infectious disease, cardiology, oncology, drugs of abuse and women’s health. With our 2007 acquisitions of Biosite Incorporated, or Biosite, Cholestech Corporation, or Cholestech, and HemoSense, Inc., or HemoSense, we established our company as a leading supplier of cardiology diagnostic products. Our acquisitions of Biosite, Instant Technologies, Inc., or Instant, and Redwood Toxicology Laboratories, Inc., or Redwood, during 2007 enhanced our position in drugs of abuse testing. Additionally, with our December 2007 acquisition of Matritech, Inc., or Matritech, we also established a presence in oncology, by acquiring the unique NMP-22® ELISA and rapid point-of-care tests for the screening and monitoring of bladder cancer in conjunction with standard diagnostic procedures. We expect to continue to expand in all of these product categories through focused research and development projects and further development of our distribution capabilities.
     During 2007 and 2008, we entered the growing health management market and, with our recent acquisition of Matria Healthcare, Inc., or Matria, we are now a leader in this field offering a broad range of services aimed at lowering costs for health plans, hospitals, employers and patients. Our health management services are focused in the areas of women’s and children’s health, cardiology and oncology. We are confident that our ability to offer near patient monitoring tools combined with value-added healthcare services will improve care and lower healthcare costs for both providers and patients.
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
     Net revenue increased by $246.2 million, or 159%, to $401.1 million for the three months ended June 30, 2008 from $155.0 million for the three months ended June 30, 2007. Revenue increased primarily as a result of our professional diagnostic related acquisitions which contributed $148.1 million of the increase. Also contributing to the increase in net revenue during the second quarter of 2008 was our newly-formed health management segment which contributed a total of $90.0 million of the increase and included the activities of our recent acquisitions of Quality Assured Services, Inc., or QAS, Alere Medical, Inc., or Alere, ParadigmHealth, Inc., or ParadigmHealth and Matria. Net revenue increased by $459.4 million, or 146%, to $773.4 million for the six months ended June 30, 2008 from $313.9 million for the six months ended June 30, 2007. Revenue increased primarily as a result of our professional diagnostic related acquisitions which contributed $304.8 million of the increase. Also contributing to the increase in net revenue during the six months ended June 30, 2008 was our newly-formed health management segment which contributed a total of $135.2 million and included the activities of our recent acquisitions of QAS, Alere, ParadigmHealth and Matria.

     For the three and six months ended June 30, 2008, we generated a net loss of $30.3 million and $34.5 million, respectively, compared to a net loss of $54.7 million and $48.4 million, for the three and six months ended June 30, 2007, respectively.
Results of Operations
     Net Product Sales, Total and by Business Segment. Total net product sales increased by $148.6 million, or 98%, to $299.9 million for the three months ended June 30, 2008, from $151.3 million for the three months ended June 30, 2007. Excluding the favorable impact of currency translation, net product sales for the three months ended June 30, 2008 increased by $144.5 million, or 96%, compared to the three months ended June 30, 2007. Total net product sales increased by $308.2 million, or 101%, to $613.2 million for the six months ended June 30, 2008, from $305.0 million for the six months ended June 30, 2007. Excluding the favorable impact of currency translation, net product sales for the six months ended June 30, 2008 increased by $300.2 million, or 98%, compared to the six months ended June 30, 2007. Net product sales by business segment for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2008	2007	Change	2008	2007	Change
Professional diagnostic products	$242,960	$91,761	165%	$495,428	$175,588	182%
Health management	4,133	997	315%	9,234	997	826%
Consumer diagnostic products	32,859	43,349	(24)%	68,115	95,487	(29)%
Vitamins and nutritional supplements	19,952	15,149	32%	40,441	32,933	23%

Total net product sales	$299,904	$151,256	98%	$613,218	$305,005	101%

Professional Diagnostic Products
     Net product sales of our professional diagnostic products increased by $151.2 million, or 165%, comparing the three months ended June 30, 2008 to the three months ended June 30, 2007. Excluding the impact from currency translation, net product sales of our professional diagnostic products increased by $147.2 million, or 160%, comparing the three months ended June 30, 2008 to the three months ended June 30, 2007. Of the currency adjusted increase, revenue increased primarily as a result of our acquisitions of: (i) Biosite, in June 2007, which contributed additional product revenue of $76.7 million in excess of those earned in the prior year’s comparative quarter, (ii) Cholestech, in September 2007, which contributed product revenue of $19.1 million, (iii) HemoSense, in November 2007, which contributed product revenue of $8.3 million, (iv) BBI Holdings Plc, or BBI, in February 2008, which contributed product revenue of $8.5 million and (v) various less significant acquisitions, which contributed an aggregate of $27.0 million of such increase. Organic growth, particularly from our professional infectious disease products, also contributed to the growth. The currency adjusted organic growth for our professional diagnostic net product sales excluding the impact of acquisitions was 8%.
     Net product sales of our professional diagnostic products increased by $319.8 million, or 182%, comparing the six months ended June 30, 2008 to the six months ended June 30, 2007. Excluding the impact from currency translation, net product sales of our professional diagnostic products increased by $312.4 million, or 178%, comparing the six months ended June 30, 2008 to the six months ended June 30, 2007. Of the currency adjusted increase, revenue increased primarily as a result of our acquisitions of: (i) Biosite, in June 2007, which contributed additional product revenue of $161.7 million in excess of those earned in the prior year’s comparative period, (ii) Cholestech, in September 2007, which contributed product revenue of $37.3 million, (iii) Bio-Stat Healthcare Group, or Bio-Stat, in October 2007, which contributed product revenue of $14.2 million, (iv) HemoSense, in November 2007, which contributed product revenue of $15.3 million, (v) Redwood, in December 2007, which contributed product revenue of $11.5 million, (vi) BBI, in February 2008, which contributed product revenue of $14.5 million and (vii) various less significant acquisitions, which contributed an aggregate of $30.3 million of such increase. Organic growth, particularly from our professional infectious disease products, also contributed to the growth. The currency adjusted organic growth for our professional diagnostic net product sales excluding the impact of acquisitions was 16%.
Health Management

     Net product sales from our health management business segment increased by $3.1 million, or 315%, comparing the three months ended June 30, 2008 to the three months ended June 30, 2007. Net product sales from our health management business segment increased by $8.2 million, or 826%, comparing the six months ended June 30, 2008 to the six months ended June 30, 2007. The increase in net product sales in each of the respective periods primarily relates to our acquisition of QAS in June 2007.
Consumer Diagnostic Products
     Net product sales of our consumer diagnostic products decreased by $10.5 million, or 24%, comparing the three months ended June 30, 2008 to the three months ended June 30, 2007. Net product sales of our consumer diagnostic products decreased by $27.4 million, or 29%, comparing the six months ended June 30, 2008 to the six months ended June 30, 2007. The decrease in each of the respective periods is primarily driven by the completion of our 50/50 joint venture with The Procter & Gamble Company, or P&G, in May 2007 in which we transferred substantially all of the assets of our consumer diagnostic products business, other than our manufacturing and core intellectual property assets. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting. Net product sales of our consumer diagnostic products for the three and six months ended June 30, 2008 does, however, include $24.5 million and $52.4 million, respectively, of manufacturing revenue associated with our manufacturing agreement with the joint venture, whereby we manufacture and sell consumer diagnostic products to the joint venture. Partially offsetting the impact of the joint venture was an increase in revenue associated with the acquisitions of: (i) First Check Diagnostics LLC, or First Check, in January 2007, which contributed additional product revenue of $0 and $1.1 million for the three and six months ended June 30, 2008, respectively, (ii) Bio-Stat in October 2007, which contributed product revenue of $2.1 million and $4.6 million for the three and six months ended June 30, respectively, and (iii) BBI, in February 2008, which contributed product revenue of $1.7 million and $2.7 million for the three and six months ended June 30, 2008, respectively.
Vitamins and Nutritional Supplements
     Our vitamins and nutritional supplements net product sales increased by $4.8 million, or 32%, comparing the three months ended June 30, 2008 to the three months ended June 30, 2007, and increased by $7.5 million, or 23%, comparing the six months ended June 30, 2008 to the six months ended June 30, 2007. The increase in each of the respective periods is primarily a result of organic growth from our existing customers.
     Services Revenue, Total and by Business Segment. Services revenue is primarily related to our newly-formed health management business segment which includes our recent acquisitions of QAS, Alere, ParadigmHealth and Matria. In addition to the services revenue generated by our health management businesses, services revenue also includes revenue generated by our professional drugs of abuse testing and screening business, along with revenue associated with our long-term services agreement related to our consumer diagnostic joint venture formed with P&G in May 2007, pursuant to which we provide certain operational support services to the joint venture. Our services revenue was $96.4 million and $144.4 million for the three and six months ended June 30, 2008, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Professional diagnostic products	$7,423	$—	$14,590	$—
Health management	88,325	368	128,454	368
Consumer diagnostic products	637	580	1,388	580

Total services revenue	$96,385	$948	$144,432	$948

Professional Diagnostic Products
     Services revenue provided by our professional diagnostic business segment of $7.4 million and $14.6 million for the three and six months ended June 30, 2008, respectively, represent revenue related to the laboratory-based professional drugs of abuse testing and screening business at Redwood, which was acquired in December 2007.
Health Management

     Services revenue provided by our newly-formed health management business segment was $88.3 million and $128.5 million for the three and six months ended June 30, 2008, respectively, with Matria contributing services revenue of $44.5 million in each of the respective periods, Alere contributing services revenue during the respective periods of $23.0 million and $45.4 million, ParadigmHealth contributing services revenue during the respective periods of $17.8 million and $34.4 million, and QAS contributing services revenue during the respective periods of $3.0 million and $4.1 million.
Consumer Diagnostic Products
     Services revenue provided by our consumer diagnostic business segment increased by $57,000 to $637,000 for the three months ended June 30, 2008, from $580,000 for the three months ended June 30, 2007. Services revenue provided by our consumer diagnostic business segment increased by $0.8 million, or 139%, to $1.4 million for the six months ended June 30, 2008, from $0.6 million for the six months ended June 30, 2007. Services revenue provided by our consumer diagnostic business segment represents revenue related to our long-term services agreements with our 50/50 joint venture with P&G formed in May 2007, pursuant to which we provide certain operational support services to the joint venture.
     License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by approximately $2.1 million, or 75%, to $4.8 million for the three months ended June 30, 2008, from $2.8 million for the three months ended June 30, 2007, and increased by approximately $7.7 million, or 97%, to $15.7 million for the six months ended June 30, 2008, from $8.0 million for the six months ended June 30, 2007. License and royalty revenue increased primarily as a result of our acquisition of Biosite in June 2007, which contributed $1.1 million and $5.5 million of such increase for the three and six months ended June 30, 2008, respectively.
     Gross Profit and Margin. Gross profit increased by $139.8 million, or 211%, to $206.1 million for the three months ended June 30, 2008, from $66.3 million for the three months ended June 30, 2007. Gross profit during the three months ended June 30, 2008 benefited primarily from higher than average margins earned on revenue from our recently acquired businesses, as discussed above. Gross profit for the three months ended June 30, 2008 included a $4.8 million restructuring charge related to the closure of various manufacturing and operating facilities and a $0.3 million charge related to the write up to fair market value of inventory acquired in connection with our first quarter of 2008 acquisitions of BBI and Panbio Limited, or Panbio.
     Gross profit increased by $241.8 million, or 167%, to $386.5 million for the six months ended June 30, 2008, from $144.7 million for the six months ended June 30, 2007. Gross profit during the six months ended June 30, 2008 benefited primarily from higher than average margins earned on revenue from our recently acquired businesses, as discussed above. Gross profit for the six months ended June 30, 2008 included a $14.5 million restructuring charge related to the closure of various manufacturing and operating facilities and a $2.0 million charge related to the write up to fair market value of inventory acquired in connection with our first quarter of 2008 acquisitions of BBI and Panbio.
     Cost of sales included amortization expense of $11.7 million and $3.3 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $23.7 million and $6.3 million for the six months ended June 30, 2008 and June 30, 2007, respectively,
     Overall gross margin was 51% and 50% for the three and six months ended June 30, 2008, respectively, compared to 43% and 46% for the three and six months ended June 30, 2007, respectively.
     Gross Profit from Net Product Sales, Total and by Business Segment. Gross profit from net product sales represents net product sales less cost of net product sales. Gross profit from total net product sales increased by $82.4 million, or 127%, to $147.4 million for the three months ended June 30, 2008 from $65.0 million for the three months ended June 30, 2007. Gross profit from total net product sales increased by $155.0 million, or 110%, to $296.2 million for the six months ended June 30, 2008 from $141.2 million for the six months ended June 30, 2007. Gross profit from net product sales by business segment for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2008	2007	Change	2008	2007	Change
Professional diagnostic products	$137,900	$46,422	197%	$276,166	$93,002	197%
Health management	600	422	42%	2,611	422	519%
Consumer diagnostic products	6,805	18,111	(62)%	12,222	46,442	(74)%
Vitamins and nutritional supplements	2,064	41	4,934%	5,162	1,295	299%

Total gross profit from net product sales	$147,369	$64,996	127%	$296,161	$141,161	110%

Professional Diagnostic Products
     Gross profit from net product sales for our professional diagnostic segment increased by $91.5 million, or 197%, to $137.9 million during the three months ended June 30, 2008, compared to $46.4 million for the three months ended June 30, 2007. The increase in gross profit was largely attributed to the increase in net product sales resulting primarily from our acquisitions of Biosite and Cholestech, as discussed above, which contributed higher than average gross profits.
     Gross profit from net product sales for our professional diagnostic segment increased by $183.2 million, or 197%, to $276.2 million during the six months ended June 30, 2008, compared to $93.0 million for the six months ended June 30, 2007. The increase in gross profit was largely attributed to the increase in net product sales resulting primarily from our acquisitions of Biosite and Cholestech, as discussed above, which contributed higher than average gross profits.
     As a percentage of our professional diagnostic net product sales, gross margin for the three and six months ended June 30, 2008 was 57% and 56%, respectively, compared to 51% and 53% for the three and six months ended June 30, 2007, respectively.
Health Management
     Gross profit from net product sales for our health management business segment increased by $0.2 million, or 42%, comparing the three months ended June 30, 2008 to the three months ended June 30, 2007. Gross profit from net product sales for our health management business segment increased by $2.2 million, or 519%, comparing the six months ended June 30, 2008 to the six months ended June 30, 2007. The increase in gross profit for the respective periods primarily relates to our acquisition of QAS in June 2007.
     As a percentage of our health management net product sales, gross margin for the three and six months ended June 30, 2008 was 15% and 28%, respectively, compared to 42% for both the three and six months ended June 30, 2007, respectively.
Consumer Diagnostic Products
     Gross profit from net product sales for our consumer diagnostic segment decreased by $11.3 million, or 62%, to $6.8 million for the three months ended June 30, 2008, compared to $18.1 million for the three months ended June 30, 2007. The decrease during the three months ended June 30, 2008 is primarily a result of the formation of our consumer diagnostic business joint venture with P&G in May 2007, partially offset by the gross profit earned on revenue from our acquisitions of BBI, Bio-Stat and First Check, as discussed above, and manufacturing profit associated with products sold under our manufacturing agreement with the joint venture.
     Gross profit from net product sales for our consumer diagnostic segment decreased by $34.2 million, or 74%, to $12.2 million for the six months ended June 30, 2008, compared to $46.4 million for the six months ended June 30, 2007. The decrease during the six months ended June 30, 2008 is primarily a result of the formation of our consumer diagnostic business joint venture with P&G in May 2007, partially offset by the gross profit earned on revenue from our acquisitions of BBI, Bio-Stat and First Check, as discussed above, and manufacturing profit associated with products sold under our manufacturing agreement with the joint venture.

     As a percentage of our consumer diagnostic net product sales, gross margin for the three and six months ended June 30, 2008 was 21% and 18%, respectively, compared to 42% and 49% for the three and six months ended June 30, 2007, respectively. The decrease in each of the respective periods is driven by the completion of our 50/50 joint venture with P&G in May 2007. As a result of the joint venture, our consumer diagnostic net product sales consist of the manufacturing revenue associated with our manufacturing agreement with the joint venture, whereby we manufacture and sell consumer diagnostic products to the joint venture.
Vitamins and Nutritional Supplements
     Gross profit from our vitamins and nutritional supplements business increased by $2.0 million, or 4,934%, to $2.0 million from $41,000, comparing the three months ended June 30, 2008 to the three months ended June 30, 2007. The increase is primarily the result of improved factory utilization and our cost reduction initiatives in our private label manufacturing business.
     Gross profit from our vitamins and nutritional supplements business increased by $3.9 million, or 299%, to $5.2 million from $1.3 million, comparing the six months ended June 30, 2008 to the six months ended June 30, 2007. The increase is primarily the result of improved factory utilization and our cost reduction initiatives in our private label manufacturing business.
     As a percentage of net product sales, gross margin for our vitamins and nutritional supplements business was approximately 10% and 13%, for the three and six months ended June 30, 2008, respectively, compared to 0% and 4%, for the three and six months ended June 30, 2007, respectively.
     Gross Profit from Services Revenue, Total and by Business Segment. Gross profit from services revenue was $55.7 million and $80.5 million for the three and six months ended June 30, 2008, respectively, and represents gross profit related to services revenue associated with our newly-formed health management business segment, which includes our recent acquisitions of QAS, Alere, ParadigmHealth and Matria, our professional drugs of abuse testing and screening businesses, and our long-term services agreement related to our consumer diagnostic joint venture formed with P&G in May 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Professional diagnostic products	$3,852	$—	$7,617	$—
Health management	51,164	316	71,457	316
Consumer diagnostic products	637	580	1,388	580

Total gross profit from services revenue	$55,653	$896	$80,462	$896

Professional Diagnostic Products
     Gross profit from services revenue for our professional diagnostic business segment was $3.9 million and $7.6 million for the three and six months ended June 30, 2008, respectively, and represents gross profit related to the services provided by our professional drugs of abuse testing and screening business, Redwood, which was acquired in December 2007.
     As a percentage of our professional diagnostic services revenue, gross margin for both the three and six months ended June 30, 2008 was 52%.
Health Management
     Gross profit from services revenue for our newly-formed health management business segment was $51.2 million and $71.5 million for the three and six months ended June 30, 2008, respectively, and represents gross profit related to the services provided by our health management businesses, Alere, ParadigmHealth, QAS and Matria.
     As a percentage of our health management services revenue, gross margin for the three and six months ended June 30, 2008 was 58% and 56%, respectively.
Consumer Diagnostic Products

     Gross profit from services revenue for our consumer diagnostic business segment was $0.6 million and $1.4 million for the three and six months ended June 30, 2008, respectively, and represents gross profit from services revenue related to our long-term services agreements with the joint venture, pursuant to which we provide certain operational support services to the joint venture. We presently do not allocate any cost of goods sold to the services revenue related to this long-term service agreement. All costs for this segment are recorded in the gross profit from net product sales.
     Research and Development Expense. Research and development expense increased by $17.7 million, or 146%, to $29.8 million for the three months ended June 30, 2008 from $12.1 million for the three months ended June 30, 2007. The increase in research and development expense for the three months ended June 30, 2008, included approximately $11.1 million of additional spending related to newly- acquired businesses, primarily Biosite, Cholestech, HemoSense and the various less significant acquisitions. Research and development expense increased by $36.6 million, or 152%, to $60.7 million for the six months ended June 30, 2008 from $24.1 million for the six months ended June 30, 2007. The increase in research and development expense for the six months ended June 30, 2008, included approximately $22.3 million of additional spending related to newly-acquired businesses, primarily Biosite, Cholestech, HemoSense and the various less significant acquisitions. Also included in research and development expense was restructuring charges of $3.2 million and $6.6 million for the three and six months ended June 30, 2008, respectively. Additionally, our funding arrangement with ITI Scotland Limited was complete as of December 31, 2007 and as such no funding was earned during the three and six months ended June 30, 2008. This funding arrangement represented a decrease in offsetting research and development expense of $4.5 million and $8.9 million for the three and six months ended June 30, 2007, respectively
     Amortization expense of $1.0 million and $1.8 million was included in research and development expense for the three and six months ended June 30, 2008, respectively, and $0.7 million and $1.5 million for the three and six months ended June 30, 2007, respectively.
     Research and development expense as a percentage of net revenue was 7% and 8% for the three and six months ended June 30, 2008, respectively, compared to 8% for both the three and six months ended June 30, 2007.
     Sales and Marketing Expense. Sales and marketing expense increased by $68.7 million, or 245%, to $96.7 million for the three months ended June 30, 2008, from $28.0 million for the three months ended June 30, 2007. Sales and marketing expense increased by $120.4 million, or 214%, to $176.7 million for the six months ended June 30, 2008 from $56.3 million for the six months ended June 30, 2007. The increase in sales and marketing expense for the three months ended June 30, 2008, included approximately $33.6 million of additional spending related to newly-acquired businesses, primarily Matria, Biosite, Cholestech, QAS, Bio-Stat and the various less significant acquisitions. The increase in sales and marketing expense for the six months ended June 30, 2008 included approximately $66.5 million of additional spending related to newly-acquired businesses, primarily Biosite, Cholestech, QAS, Bio-Stat and the various less significant acquisitions. Also included in sales and marketing expense was restructuring charges of $0.5 million and $3.1 million for the three and six months ended June 30, 2008, respectively and $0.3 million for both the three and six months ended June 30, 2007.
     Amortization expense of $37.2 million and $64.2 million was included in sales and marketing expense for the three and six months ended June 30, 2008, respectively, and $5.9 million and $8.4 million for the three and six months ended June 30, 2007, respectively.
     Sales and marketing expense as a percentage of net revenue increased to 24% and 23% for the three and six months ended June 30, 2008, respectively, compared to 18% for both the three and six months ended June 30, 2007.
     General and Administrative Expense. General and administrative expense increased by approximately $8.3 million, or 12%, to $76.1 million for the three months ended June 30, 2008, from $67.8 million for the three months ended June 30, 2007. General and administrative expense increased by approximately $40.3 million, or 45%, to $130.8 million for the six months ended June 30, 2008 from $90.5 million for the six months ended June 30, 2007. The increase in general and administrative expense for the three months ended June 30, 2008, included approximately $37.1 million of additional spending related to newly-acquired businesses, primarily Matria, Biosite, Cholestech, Alere, BBI, Redwood, ParadigmHealth and the various less significant acquisitions. Legal spending increased by approximately $1.2 million for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Also included in general and administrative expense for the three months ended June 30, 2008 is $2.5 million in restructuring charges representing an increase of approximately $2.3 million from the comparable period in 2007 and $4.5 million of stock-based compensation expense, representing a decrease of approximately

$41.8 million from the comparable period in 2007 which included a charge of $45.2 million related to our acquisition of Biosite. The increase in general and administrative expense for the six months ended June 30, 2008 included approximately $61.5 million of additional spending related to newly-acquired businesses, primarily Matria, Biosite, Cholestech, Alere, BBI, Redwood, ParadigmHealth and the various less significant acquisitions. Legal spending increased by approximately $6.9 million for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. Also included in general and administrative expense for the six months ended June 30, 2008 is $3.1 million in restructuring charges representing an increase of approximately $2.3 million from the comparable period in 2007 and $7.8 million of stock-based compensation expense, representing a decrease of approximately $39.5 million from the comparable period in 2007.
     Amortization expense of $4.8 million and $5.0 million was included in general and administrative expense for the three and six months ended June 30, 2008, respectively, and $0.1 million for both the three and six months ended June 30, 2007.
     General and administrative expense as a percentage of net revenue decreased to 19% and 17% for the three and six months ended June 30, 2008, respectively, compared to 44% and 29% for the three and six months ended June 30, 2007, respectively.
     Interest Expense. Interest expense includes interest charges, the write-off and amortization of deferred financing costs and the amortization of non-cash discounts associated with our debt issuances. Interest expense increased by $7.5 million, or 34%, to $29.5 million for the three months ended June 30, 2008, from $22.0 million for the three months ended June 30, 2007. Interest expense increased by $28.0 million, or 103%, to $55.2 million for the six months ended June 30, 2008, from $27.2 million for the six months ended June 30, 2007. The increase in interest expense for the three and six months ended June 30, 2008 was partially due to $6.6 million in interest expense related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease in Bedford, England recorded in connection with our 2008 restructuring plans. Contributing to the increase in each of the respective periods was $0.8 million of interest expense recorded in connection with a legal settlement with one of our distributors in June 2008. Additionally, such increase was a result of higher average outstanding debt balances during the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007.
     Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Interest income	$1,318	$4,569	$(3,251)	$5,134	$6,266	$(1,132)
Foreign exchange losses, net	(1,611)	1,799	(3,410)	(1,851)	1,325	(3,176)
Other	(8,842)	(1,402)	(7,440)	(7,520)	(912)	(6,608)

Total other income (expense), net	$(9,135)	$4,966	$(14,101)	$(4,237)	$6,679	$(10,916)

     Interest income of $1.3 million and $5.1 million for the three and six months ended June 30, 2008, respectively decreased by $3.3 million and $1.1 million, compared to the three and six months ended June 30, 2007, respectively. This decrease is primarily the result of less interest earned on lower cash balances.
     Other expense of $8.8 million for the three months ended June 30, 2008 includes a $13.0 million charge associated with an arbitration decision, partially offset by $2.9 million of income associated with a favorable settlement of a prior year’s royalty collected during the quarter. Other expense of $7.5 million for the six months ended June 30, 2008 includes a $13.0 million charge associated with an arbitration decision, partially offset by $4.4 million of income associated with a favorable settlement of a prior year’s royalty collected during the six-month period. Other expense for the three months ended June 30, 2007 primarily reflects minority interest expense related to our less than wholly-owned subsidiaries and other investments including $0.4 million related to Biosite for the period from June 26, 2007 (the date on which we acquired 80.4% of Biosite) to June 29, 2007 (the date on which we acquired the remainder of Biosite). Other expense for the six months ended June 30, 2007 primarily reflects minority interest expense related to our less than wholly-owned subsidiaries, partially offset by a $0.8 million gain which resulted from a favorable adjustment to the rental terms of one of our leased facilities.

     (Benefit) Provision for Income Taxes. The benefit for income taxes increased by $5.0 million, to a $7.7 million benefit for the three months ended June 30, 2008, from a $2.7 million benefit for the three months ended June 30, 2007. The provision for income taxes decreased by $11.8 million, to a $8.6 million benefit for the six months ended June 30, 2008, from a $3.2 million provision for the six months ended June 30, 2007. The effective tax rate was 20.2% and 19.9% for the three and six months ended June 30, 2008, compared to 5% and (7)% for the three and six months ended June 30, 2007. The income tax benefit for the six months ended June 30, 2008 is primarily related to the recognition of the federal income tax benefit and foreign income tax benefits for various foreign subsidiaries. The income tax provision for the six months ending June 30, 2007 is primarily related to the utilization of acquired U.S. and foreign net operating loss carryforwards, state income tax provision and foreign income tax provisions for various foreign subsidiaries. The utilization of acquired net operating loss carryforwards does not reduce the income tax provision but rather reduces the goodwill related to the acquired business. The decrease in income tax provision is primarily due to the recognition of foreign income tax benefits for various foreign subsidiaries.
     Equity Earnings (Losses) in Unconsolidated Entities, Net of Tax. Equity earnings (losses) in unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings (losses) in unconsolidated entities, net of tax, for the three and six months ended June 30, 2008 reflects the following: (i) losses from our 50% interest in our joint venture with P&G in the amount of $3.6 million and $3.0 million, respectively, (ii) earnings from our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.1 million and $35,000, respectively, and (iii) earnings from our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.6 million and $1.0 million, respectively. Included in our losses from our 50% joint venture with P&G are restructuring charges associated with the announced closure of our Unipath facility located in Bedford, England in the amount of $6.0 million, which represents our 50% share of a total $11.9 million of restructuring charges borne by the joint venture. Of the $11.9 million, $8.1 million related to fixed asset impairments, $3.6 million related to early termination lease penalties and $0.2 million related to severance costs.
     Net Loss. We incurred a net loss of $30.3 million, or $0.43 per basic and diluted common share, for the three months ended June 30, 2008, compared to net loss of $54.7 million, or $1.17 per basic and diluted common share, for the three months ended June 30, 2007. We incurred a net loss of $34.5 million, or $0.49 per basic and diluted common share, for the six months ended June 30, 2008, compared to net loss of $48.4 million, or $1.06 per basic and diluted common share, for the six months ended June 30, 2007. The net loss for the three and six months ended June 30, 2008, compared to the net loss for the three and six months ended June 30, 2007, primarily resulted from the various factors as discussed above. See Note 5 of the accompanying consolidated financial statements for the calculation of net loss per common share.
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
     As of June 30, 2008, in addition to other indebtedness, we had approximately $1.1 billion in aggregate principal amount of indebtedness outstanding under our First Lien Credit Agreement, $250.0 million in aggregate principal amount of indebtedness outstanding under our Second Lien Credit Agreement (collectively with the First Lien Credit Agreement, the secured credit facilities), and $150.0 million in indebtedness under our outstanding 3% senior subordinated convertible notes, or the senior subordinated convertible notes. Included in the secured credit facilities is a revolving line-of-credit of $150.0 million, of which $142.0 million was outstanding as of June 30, 2008.
     Interest on our First Lien indebtedness, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     The outstanding indebtedness under the Second Lien Credit Agreement is a term loan in the amount of $250.0 million. Interest on this term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
     For the three and six months ended June 30, 2008, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $19.9 million and $43.6 million, respectively. For the three and six months ended June 30, 2007, we recorded interest expense, including amortization of deferred financing costs, under our previous senior credit facility in the aggregate amount of $3.2 million and $4.7 million, respectively. Included in interest expense for the three and six months ended June 30, 2007, is the write-off of $2.4 million and $2.6 million, respectively, in unamortized deferred financing costs. As of June 30, 2008, accrued interest related to the secured credit facilities amounted to $1.4 million. As of June 30, 2008, we were in compliance with all debt covenants related to the above debt, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.
     Interest expense related to our senior subordinated convertible notes for the three and six months ended June 30, 2008, including amortization of deferred financing costs, was $1.4 million and $2.6 million, respectively. As of June 30, 2008, accrued interest related to the senior subordinated convertible notes amounted to $0.6 million.
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
     As of June 30, 2008, we had 1.8 million shares of our Series B preferred stock issued and outstanding. Upon a conversion of these shares of Series B preferred stock, we may, at our option and in our sole discretion, satisfy the entire conversion obligation in cash, or through a combination of cash and common stock, to the extent permitted under our secured credit facilities and under Delaware law.
Summary of Changes in Cash Position
     As of June 30, 2008, we had cash and cash equivalents of $167.2 million, a $247.5 million decrease from December 31, 2007. Our primary sources of cash during the six months ended June 30, 2008, included $86.8 million generated by our operating activities, $11.9 million from common stock issues under employee stock option and stock purchase plans, $139.8 million from borrowing under of existing credit facilities, and a decrease of $138.4 million in restricted cash. Investing activities during the six months ended June 30, 2008 used a total of $616.1 million of cash, net of cash acquired, primarily related to our acquisition activities and capital expenditures. Our financing activities, aside from the decrease in restricted cash, proceeds from borrowings under our secured credit facilities and cash received from common stock issues under employee stock option and stock purchase plans, used $7.3 million of cash related to repayments under our secured credit facilities and capital lease obligations. Fluctuations in foreign currencies positively impacted our cash balance by $0.5 million during the six months ended June 30, 2008.
Cash Flows from Operating Activities
     Net cash provided by operating activities during the six months ended June 30, 2008 was $86.8 million, which resulted from $144.8 million of non-cash items, offset by our net loss of $34.5 million and $23.5 million of cash used to meet net working capital requirements during the period. The $144.8 million of non-cash items included $121.7 million related to depreciation and amortization, $20.8 million related to the impairment of assets, $12.8 million related to non-cash stock-based compensation expense, $2.9 million related to the amortization of deferred financing costs, $2.0 million related to equity investments in unconsolidated entities, partially offset by an $18.9 million decrease related to the recognition of a tax benefit for current year losses.
Cash Flows from Investing Activities
     Our investing activities during the six months ended June 30, 2008 utilized $616.1 million of cash, including $592.5 million used for acquisitions and transaction-related costs, net of cash acquired, $28.8 million of capital expenditures, net of proceeds from sale of equipment partially offset by a $5.2 million decrease in investments and other assets, which included an $11.2 million return of cash from our 50/50 joint venture with P&G.
     Acquisitions during the first half of 2008 included Matria, BBI and Panbio, which accounted for approximately $558.7 million of the $592.5 million of cash used for acquisitions.
Cash Flows from Financing Activities
     Net cash provided by financing activities during the six months ended June 30, 2008 was $281.4 million. During 2007, in connection with the pending acquisition of BBI, a restricted cash balance was created in the amount of approximately $140.5 million. Subsequent to the acquisition of BBI in February 2008, this cash balance became unrestricted and available for future financing-related activities. Additionally, financing activities provided $11.9 million from issuance of common stock under employee stock option and stock purchase plans, as well as $139.9 million from borrowings under existing credit facilities.
     As of June 30, 2008, we had an aggregate of $1.8 million in outstanding capital lease obligations which are payable through 2012.
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
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of June 30, 2008.
Contractual Obligations
     The following table summarizes our principal contractual obligations as of June 30, 2008 that have changed significantly since December 31, 2007 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 but omitted in the table below represent those that have not changed significantly since that date (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Long-term debt obligations (1)	$1,530,264	$13,680	$30,176	$22,470	$1,463,938
Operating lease obligations	137,193	26,633	37,867	25,019	47,674
Purchase obligations — capital expenditures	18,609	18,609	—	—	—
Purchase obligations — other	83,037	81,788	1,249	—	—

	$1,769,103	$140,710	$69,292	$47,489	$1,511,612

(1)
Long-term debt obligations increased by $144.0 million since December 31, 2007, primarily due to the utilization of $142.0 million on our revolving line-of-credit for the acquisition of Matria in May 2008.

     As of June 30, 2008, we have contingent consideration contractual terms related to our acquisitions of Alere, Binax, Inc., or Binax, Bio-Stat, Clondiag, Diamics, First Check, Gabmed GmbH, or Gabmed, Matritech, Promesan, S.r.l., or Promesan, and Spectral Diagnostics Private Limited and its affiliate Source Diagnostics (India) Private Limited, or Spectral/Source. With the exception of Alere, the contingent considerations will be accounted for as increases in the aggregate purchase prices if and when the contingencies occur.
     With respect to Alere, the terms of the acquisition agreement provided for contingent consideration payable to each Alere stockholder who owned shares of our common stock or retained the option to purchase shares of our common stock on the 6-month anniversary of the closing of the acquisition. The contingent consideration, payable in cash or stock at our election, was equal to the number of such shares of our common stock or options to purchase our common stock held on the 6-month anniversary multiplied by the amount that $58.31 exceeded the greater of the average price of our common stock for the 10 business days preceding the 6-month anniversary date, or 75% of $58.31. Accordingly, based on the price of our common stock for the 10 business days preceding the 6-month anniversary of the closing of the acquisition, we issued approximately 0.1 million shares of our common stock on May 30, 2008 to the Alere stockholders based on the remaining outstanding shares at that time. Payment of this contingent consideration did not impact the purchase price for this acquisition.
     With respect to Bio-Stat, the terms of the acquisition provide for contingent cash consideration payable to the Bio-Stat shareholders, if certain EBITDA (earnings before interest, taxes, depreciation and amortization) milestones are met for 2007. The EBITDA milestones were met in 2007 and contingent consideration of $6.8 million was accrued as of June 30, 2008.

     With respect to Clondiag, the terms of the acquisition agreement provide for $8.9 million of contingent consideration, consisting of approximately 0.2 million shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on Clondiag’s platform technology during the three years following the acquisition date. Successful completion of the second milestone occurred during the first quarter of 2008 for which we made a payment for $0.9 million and issued 56,080 shares of our common stock during the first quarter of 2008 leaving one additional milestone payment contingently payable. As of June 30, 2008, no additional milestones have been met.
     With respect to Diamics, the terms of the acquisition agreement provide for contingent consideration payable upon the successful completion of certain milestones, including development of business plans and marketable products. As of June 30, 2008, the remaining contingent consideration to be earned is approximately $2.3 million.
     With respect to First Check, the terms of the acquisition agreement require us to pay an earn-out to First Check equal to the incremental revenue growth of the acquired products for 2007 and for the first nine months of 2008, as compared to the immediately preceding comparable periods. The 2007 milestone, totaling $2.2 million, was met and accrued as of December 31, 2007, and was paid during the first quarter of 2008.
     With respect to Gabmed, the terms of the acquisition agreement provide for contingent consideration totaling up to €750,000 payable in up to five annual amounts beginning in 2007, upon successfully meeting certain revenue and EBIT (earnings before interest and taxes) milestones in each of the respective annual periods. As of June 30, 2008, the 2007 milestone, totaling €0.1 million ($0.2 million), has been met and accrued.
     With respect to Matritech, the terms of the acquisition agreement require us to pay an earn-out to Matritech upon successfully meeting certain revenue targets in 2008. As of June 30, 2008, no milestones have been met.
     With respect to Promesan, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain annual revenue targets. Total contingent consideration of up to €0.6 million is payable in three equal annual amounts of €0.2 million beginning in 2007 and ending in 2009. The 2007 milestone, totaling €0.2 million ($0.3 million), was met and accrued as of December 31, 2007, and was paid during the first quarter of 2008.
     With respect to Spectral/Source, the terms of the acquisition agreement require us to pay an earn-out equal to two times the consolidated revenue of Spectral/Source less $4.0 million, if the consolidated profits before tax of Spectral/Source is at least $0.9 million on the one year anniversary (“milestone period”) following the acquisition date. If consolidated profits before tax of Spectral/Source for the milestone period are less than $0.9 million, then the amount of the payment will be equal to seven times Spectral/Source’s consolidated profits before tax less $4.0 million. The contingent consideration is payable 60% in cash and 40% in stock.
     In June 2008, we received an unfavorable ruling from an arbitration panel resulting in a $13.0 million settlement payable to one of our distributors located in Spain and Portugal. In addition to the $13.0 million settlement, which was recorded in other income/(expense) in our accompanying consolidated statements of operations, we recorded accrued interest of $0.8 million of interest expense during the three months ended June 30, 2008.
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
     Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $11.3 million and $22.4 million, or 4% and 4%, respectively, of net product sales for the three and six months ended

June 30, 2008, respectively, compared to $15.2 million and $27.1 million, or 10% and 9%, respectively, of net product sales for the three and six months ended June 30, 2007, respectively, which have been recorded against product sales to derive our net product sales.
     Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $256.1 million and $163.4 million, net of allowances for doubtful accounts of $10.1 million and $12.2 million, as of June 30, 2008 and December 31, 2007, respectively.
Valuation of Inventories
     We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers, manufacturing lead times and, less commonly, decisions to withdraw our products from the market. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $180.2 million and $148.2 million, net of a provision for excess and obsolete inventory of $9.6 million and $8.1 million, as of June 30, 2008 and December 31, 2007, respectively.
Valuation of Goodwill and Other Long-Lived and Intangible Assets
     Our long-lived assets include: (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of June 30, 2008, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, was $285.9 million, $3.0 billion and $1.8 billion, respectively.
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
     Valuation of Goodwill
     We have goodwill balances related to our professional diagnostic, health management and consumer diagnostic reporting segments, which amounted to $1.7 billion, $1.3 billion and $51.1 million, respectively, as of June 30, 2008. Goodwill as of December 31, 2007, related to our newly-formed health management business segment in the amount of $463.1 million has been reclassified from Professional Diagnostic Products to Health Management as of December 31, 2007. As of September 30, 2007, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our reporting units were impaired. Because future cash flows and operating results used in the impairment review are based on management’s projections and assumptions, future events can cause such projections to differ from those used at September 30, 2007, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our review as of September 30, 2007, that would require us to reassess whether the carrying values of our goodwill have been impaired.
     Valuation of Other Long-Lived Tangible and Intangible Assets
     Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of June 30, 2008, future events could cause us to conclude otherwise.
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
Loss Contingencies
     In the section of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, titled “Item 3. Legal Proceedings,” we have reported on material legal proceedings. We are not a party to any legal proceedings that we currently believe could materially adversely affect our results of operations or financial condition or net cash flows. In addition, because of the nature of our business, we may from time to time be subject to commercial disputes, consumer product claims or various other lawsuits, and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can results in counterclaims against us.
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
Recent Accounting Pronouncements
Recently Issued Standards
     In June 2008, the FASB ratified EITF Issue 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which addresses the accounting for certain instruments as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This Issue is effective for fiscal years beginning after December 15, 2008. We are currently in the process of evaluating the impact of adopting this pronouncement.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.

     In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.
     In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The FASB has provided a one year deferral for the implementation for other non-financial assets and liabilities. Earlier application is encouraged. We adopted the required provisions of SFAS No. 157 on January 1, 2008. The adoption of these provisions did not have a material impact on our consolidated financial statements. For further information about the adoption of the required provisions of SFAS No. 157 see Note 13.
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

•
our ability to establish a 50/50 joint venture, or an alternative arrangement offering similar economic benefits, for our health management business and to successfully put to use the proceeds we expect to receive in connection with any such joint venture or other arrangement;

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
     Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At June 30, 2008, our short-term investments approximated market value.
     At June 30, 2008, we had a term loan in the amount of $965.6 million and a revolving line-of-credit available to us of up to $150.0 million, of which $142.0 million was outstanding as of June 30, 2008, under our First Lien Credit Agreement. Interest on the term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At June 30, 2008, we also had a term loan in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on this term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
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
     Assuming no changes in our leverage ratio, which would affect the margin of the interest rates under the credit agreements, the effect of interest rate fluctuations on outstanding borrowings as of June 30, 2008 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase
Interest rates increase by 1 basis point	$12,156
Interest rates increase by 2 basis points	$24,312
Foreign Currency Risk
     We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three and six months ended June 30, 2008, the net impact of foreign currency changes on transactions was a loss of $1.6 million and $1.9 million, respectively. Generally, we do not use derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures.

     Gross margins of products we manufacture at our European plants and sell in U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 49.1% for the three months ended June 30, 2008. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended June 30, 2008, our gross margin on total net product sales would have been 49.2%, 49.3% and 49.5%, respectively. Our gross margin on total net product sales was 48.3% for the six months ended June 30, 2008. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2008, our gross margin on total net product sales would have been 48.3%, 48.5% and 48.8%, respectively.
     In addition, because a substantial portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results), our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales revenue would have been lower and our net loss would have been lower by approximately the following amounts (in thousands):

If, during the three months	Approximate	Approximate
ended June 30, 2008, the	decrease in net	decrease in net
U.S. dollar was stronger by:	revenue	loss
1%	$997	$71
5%	$4,987	$354
10%	$9,975	$709

If, during the six months	Approximate	Approximate
ended June 30, 2008, the	decrease in net	decrease in net
U.S. dollar was stronger by:	revenue	loss
1%	$1,659	$38
5%	$9,219	$221
10%	$18,668	$451
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
Changes in Internal Control over Financial Reporting
     During the second quarter of 2008, we commenced operations of a shared service center in Orlando, Florida at which we consolidated sales processing and certain other back-office services from seven of our current U.S. operations. The launch of this new operation involved the design and implementation of business systems and processes, and controls surrounding these systems and processes. Because most of our North American sales of professional diagnostic products are handled through the new shared service center, the implementation of these new systems and processes has the ability to materially affect our internal control over financial reporting. Otherwise there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not a party to any pending legal proceedings that we currently believe could materially adversely affect our results of operations or financial condition or net cash flows. However, as discussed in our Annual Report on Form 10-K, as amended, for fiscal 2007, we are subject at any particular time to various types of lawsuits arising in the ordinary course of our business. While these suits often involve commercial or employment matters, they may also include claims brought by investors. On April 10, 2008, Pyramid Holdings Inc., individually and on behalf of all others similarly situated, filed a purported federal securities class action lawsuit against us, our Chief Executive Officer, Ron Zwanziger, and our Chief Financial Officer, David Teitel, in the United States District Court for the District of Massachusetts, alleging that our prospectus supplement with respect to our November 2007 public offering was inaccurate and misleading and omitted to state material facts. The complaint seeks damages and interest, rescissory damages for class members who have sold their shares, and recovery of reasonable costs and expenses of this litigation. We do not believe that the allegations have any merit and we intend to defend against them vigorously.
ITEM 1A. RISK FACTORS
     There have been no material changes from the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On May 30, 2008, we issued 107,592 shares of common stock as contingent consideration payable pursuant to the agreement and plan of merger governing our acquisition of Alere in November 2007. We relied on the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and/or Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.
     On April 8, 2008, we issued 800 shares of common stock upon the exercise of warrants, resulting in aggregate proceeds to us of $13.54 per share, pursuant to an exemption afforded by Section 4(2) of the Securities Act.
     On April 10, 2008, we issued approximately 56,080 shares of common stock as contingent consideration payable under the share purchase agreement governing our acquisition of Clondiag GmbH in February 2006 as a result of Clondiag achieving certain development milestones. We relied on the exemption from registration provided by Regulation S under the Securities Act.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the annual meeting of stockholders held on June 12, 2008, the following items were submitted to a vote of the holders of our common stock:
     (1) A proposal to re-elect John F. Levy, Jerry McAleer, Ph.D. and John A. Quelch as Class I directors of our company. The other directors whose term of office continued after the meeting were: Robert P. Khederian, David Scott Ph.D., Peter Townsend, Carol R. Goldberg and Ron Zwanziger;
     (2) A proposal to approve an amendment to our Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock by 50,000,000, from 100,000,000 to 150,000,000;
     (3) A proposal to approve an increase in the number of shares of common stock available for issuance under the Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan by 500,000, from 500,000 to 1,000,000;
     (4) A proposal to approve our ability to issue as many shares of common stock as may be required to allow for the full conversion of our Series B Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) and full payment of the dividends on the Series B Preferred Stock, all in accordance with the terms of the Series B Preferred Stock; and
     (5) A proposal to ratify the appointment of BDO Seidman, LLP as our independent registered public accountants for our fiscal year ending December 31, 2008.
     The holders of our common stock, being the only class of security holder entitled to vote at the annual meeting on these proposals, approved and adopted each proposal. The following table summarizes the votes for, against or withheld, as well as the number of broker non-votes with regard to each matter voted upon:

				Broker
Matter	For	Against	Withheld	Non-Votes
Election of:
John F. Levy	64,034,395	0	53,936	0
Jerry McAleer, Ph.D.	63,268,552	0	1,297,779	0
John A. Quelch	63,263,340	0	1,302,991	0
Approval of an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock by 50,000,000, from 100,000,000 to 150,000,000	63,372,190	2,172,997	21,114	0
Approval of an increase in the number of shares of common stock available for issuance under our Employee Stock Purchase Plan by 500,000, from 500,000 to 1,000,000	50,168,604	1,076,176	60,908	12,810,643
Approval of our ability to issue as many shares of common stock as may be required to allow for the full conversion of the Series B Preferred Stock and full payment of the dividends on the Series B Preferred Stock	50,692,257	1,043,049	20,382	12,810,643
Approval to ratify appointment of BDO Seidman, LLP as our independent registered public accountants	64,140,072	446,195	19,969	0
ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description
3.1	Certificate of Designations of Series B Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date May 9, 2008, filed on May 14, 2008)
3.2	Certificate of Elimination of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date May 9, 2008, filed on May 14, 2008)
3.3	Second Amendment to the Amended and Restated Certificate of Incorporation of Inverness Medical Innovations, Inc.
10.1	Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan – Third Amendment
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: August 8, 2008	/s/ DAVID TEITEL
David Teitel
Chief Financial Officer and an authorized officer