Form 10-Q
period 2008-09-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2008-11-07
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of November 4, 2008 was 78,122,725.

INVERNESS MEDICAL INNOVATIONS, INC.
REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2008
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, as amended, and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these factors as well as the “Special Statement Regarding Forward-Looking Statements” beginning on page 52 in this Quarterly Report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net product sales	$305,266	$226,128	$918,484	$531,132
Services revenue	127,768	2,440	272,200	3,389

Net product sales and services revenue	433,034	228,568	1,190,684	534,521
License and royalty revenue	5,766	9,068	21,476	17,059

Net revenue	438,800	237,636	1,212,160	551,580

Cost of net product sales	153,103	125,071	470,160	288,931
Cost of services revenue	55,906	133	119,876	169
Cost of license and royalty revenue	1,643	2,134	7,484	7,504

Cost of net revenue	210,652	127,338	597,520	296,604

Gross profit	228,148	110,298	614,640	254,976

Operating expenses:
Research and development	25,693	20,530	86,426	44,649
Purchase of in-process research and development	—	169,000	—	169,000
Sales and marketing	104,607	48,536	281,297	104,847
General and administrative	84,601	28,707	215,390	119,161

Total operating expenses	214,901	266,773	583,113	437,657

Operating income (loss)	13,247	(156,475)	31,527	(182,681)
Interest expense, including amortization and write-off of deferred financing costs (Note 11)	(23,600)	(29,041)	(78,762)	(56,238)
Other income (expense), net	(1,152)	2,143	(5,389)	8,822

Loss before benefit for income taxes	(11,505)	(183,373)	(52,624)	(230,097)
(Benefit) provision for income taxes	(4,696)	(1,645)	(13,274)	1,550
Equity earnings of unconsolidated entities, net of tax (Note 10)	3,150	1,116	1,169	2,666

Net loss	(3,659)	(180,612)	(38,181)	(228,981)
Preferred stock dividends	(5,393)	—	(8,500)	—

Net loss available to common stockholders	$(9,052)	$(180,612)	$(46,681)	$(228,981)

Net loss per common share — basic and diluted (Note 5)	$(0.12)	$(3.74)	$(0.60)	$(4.89)

Weighted average common shares — basic and diluted (Note 5)	77,995	48,256	77,630	46,787

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2008	2007
	(unaudited)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$154,170	$414,732
Restricted cash	3,593	141,869
Marketable securities	1,994	2,551
Accounts receivable, net of allowances of $9,248 at September 30, 2008 and $12,167 at December 31, 2007	268,373	163,380
Inventories, net	196,646	148,231
Deferred tax assets	23,534	18,170
Income tax receivable	9,554	5,256
Prepaid expenses and other current assets	68,012	58,785

Total current assets	725,876	952,974
Property, plant and equipment, net	287,272	267,880
Goodwill	3,060,044	2,148,850
Other intangible assets with indefinite lives	43,116	43,097
Core technology and patents, net	470,028	432,583
Other intangible assets, net	1,217,164	869,644
Deferred financing costs, net and other non-current assets	47,013	51,747
Investments in unconsolidated entities	69,421	77,753
Marketable securities	805	20,432
Deferred tax assets	22,439	15,799

Total assets	$5,943,178	$4,880,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,427	$20,320
Current portion of capital lease obligations	578	776
Accounts payable	108,470	72,061
Accrued expenses and other current liabilities	256,179	174,935
Payable to joint venture	158	10,816

Total current liabilities	384,812	278,908

Long-term liabilities:
Long-term debt, net of current portion	1,504,720	1,366,395
Capital lease obligations, net of current portion	790	358
Deferred tax liabilities	442,446	326,128
Deferred gain on joint venture	291,058	293,078
Other long-term liabilities	51,876	29,225

Total long-term liabilities	2,290,890	2,015,184

Commitments and contingencies (Note 17)

Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference, $733,035) Authorized: 2,300 shares Issued and outstanding: 1,833 shares	666,387	—
Common stock, $0.001 par value Authorized: 150,000 shares
Issued and outstanding: 78,084 shares at September 30, 2008 and 76,784 shares at December 31, 2007	78	77
Additional paid-in capital	3,003,467	2,937,143
Accumulated deficit	(410,003)	(371,822)
Accumulated other comprehensive income	7,547	21,269

Total stockholders’ equity	3,267,476	2,586,667

Total liabilities and stockholders’ equity	$5,943,178	$4,880,759

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(38,181)	$(228,981)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest expense related to amortization and write-off of deferred financing costs	4,432	9,549
Non-cash stock-based compensation expense	19,716	46,926
Charge for in-process research and development	—	169,000
Impairment of inventory	3,108	—
Impairment of long-lived assets	19,472	—
Loss on sale of fixed assets	241	156
Equity earnings of unconsolidated entities	(1,169)	(3,113)
Interest in minority investments	167	1,849
Depreciation and amortization	194,203	61,604
Deferred and other non-cash income taxes	(28,322)	7,046
Other non-cash items	3,779	31
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(33,657)	41,684
Inventories, net	(39,767)	(7,104)
Prepaid expenses and other current assets	(4,657)	(21,851)
Accounts payable	22,154	(6,735)
Accrued expenses and other current liabilities	(11,418)	(30,734)
Other non-current liabilities	4,210	(5,302)

Net cash provided by operating activities	114,311	34,025

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(47,014)	(21,711)
Proceeds from sale of property, plant and equipment	241	170
Cash paid for acquisitions and transactional costs, net of cash acquired	(614,175)	(1,590,107)
Cash received, net of cash paid, from formation of joint venture	—	324,170
Cash received from (paid for) investments in minority interests and marketable securities	11,800	(13,446)
Increase in other assets	(8,558)	(29,509)

Net cash used in investing activities	(657,706)	(1,330,433)

Cash Flows from Financing Activities:
Decrease in restricted cash	138,219	—
Issuance costs associated with preferred stock	(351)	—
Cash paid for financing costs	(986)	(38,100)
Proceeds from issuance of common stock, net of issuance costs	18,566	300,901
Net (repayments) proceeds on long-term debt	(10,680)	1,131,088
Net proceeds from revolving lines-of-credit	138,270	—
Repayments of notes payable	—	(22,326)
Tax benefit on exercised stock options	420	625
Principal payments of capital lease obligations	(916)	(427)

Net cash provided by financing activities	282,542	1,371,761

Foreign exchange effect on cash and cash equivalents	291	6,888

Net (decrease) increase in cash and cash equivalents	(260,562)	82,241
Cash and cash equivalents, beginning of period	414,732	71,104

Cash and cash equivalents, end of period	$154,170	$153,345

Supplemental Disclosure of Non-cash Activities:
Fair value of stock issued for acquisitions	$673,803	$357,346

Fair value of stock options exchanged	$20,973	$86,162

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
(2) Cash and Cash Equivalents
     We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2008, our cash equivalents consisted of money market funds.
(3) Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$49,464	$45,111
Work-in-process	40,502	40,184
Finished goods	106,680	62,936

	$196,646	$148,231

(4) Stock-based Compensation
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123-R, Share-Based Payment, we recorded stock-based compensation expense in our consolidated statements of operations of $7.0 million ($5.6 million, net of tax) and $19.7 million ($15.5 million, net of tax) and $3.3 million ($2.3 million, net of tax) and $52.2 million ($49.0 million, net of tax) for the three and nine-month periods ending September 30, 2008 and 2007, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of sales	$365	$119	$999	$317
Research and development	1,118	612	3,437	1,301
Sales and marketing	1,267	351	3,275	1,043
General and administrative	4,215	2,201	12,005	49,535

	$6,965	$3,283	$19,716	$52,196

     The nine months ended September 30, 2007 included a $45.2 million charge associated with stock option acceleration and conversion in connection with our acquisition of Biosite Incorporated, or Biosite.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     We report excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended September 30, 2008 and 2007, there was $0.1 million and $0.3 million, respectively, of excess tax benefits generated from option exercises. For the nine months ended September 30, 2008 and 2007, there was $0.4 million and $0.6 million, respectively, of excess tax benefits generated from option exercises.
     Our stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date of the award. The options generally vest over a four-year period, beginning on the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. We use a Black-Scholes option pricing model to calculate the grant-date fair value of options. The fair value of the stock options granted during the three and nine-month periods ended September 30, 2008 and 2007 was calculated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock Options:
Risk-free interest rate	3.14%	4.45%	2.80% - 3.14%	4.45% - 5.00%
Expected dividend yield	—	—	—	—
Expected term	5.19 years	6.25 years	5.19 years	6.25 years
Expected volatility	37.80%	43.83%	37.00% - 38.96%	43.83%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Employee Stock Purchase Plan:
Risk-free interest rate	2.13%	4.17%	2.13% - 3.32%	4.17%
Expected dividend yield	—	—	—	—
Expected term	184 days	184 days	184 days	184 days
Expected volatility	53.87%	69.49%	43.31% - 53.87%	69.49%
     A summary of the stock option activity for the nine months ended September 30, 2008 is as follows (in thousands, except price per share and contractual term):

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic value
Options outstanding, January 1, 2008	7,836	$31.42
Exchanged	1,820	$31.97
Granted	1,304	$39.74
Exercised	(688)	$18.28
Canceled/expired /forfeited	(296)	$39.73

Options outstanding, September 30, 2008	9,976	$33.27	6.78 years	$47,713

Options exercisable, September 30, 2008	5,620	$25.00	5.12 years	$45,955

     The weighted average grant-date fair value under a Black-Scholes option pricing model of options granted during the nine months ended September 30, 2008 and 2007 was $11.80 per share and $21.57 per share, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $1.8 million and $16.9 million, respectively.
     As of September 30, 2008, there was $68.8 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.75 years.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(5) Net Loss Per Common Share
     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss per common share – basic and diluted:

Numerator:
Net loss	$(3,659)	$(180,612)	$(38,181)	$(228,981)
Less: Preferred stock dividends	5,393	—	8,500	—

Net loss available to common stockholders	$(9,052)	$(180,612)	$(46,681)	$(228,981)

Denominator:
Weighted average common shares outstanding	77,995	48,256	77,630	46,787

Net loss per common share – basic and diluted	$(0.12)	$(3.74)	$(0.60)	$(4.89)

     We had the following potential dilutive securities outstanding on September 30, 2008: options and warrants to purchase an aggregate of 10.4 million shares of common stock at a weighted average exercise price of $32.72 per share, $150.0 million of 3% senior subordinated convertible notes, convertible at $43.98 per share, and 1.8 million shares of our Series B convertible preferred stock, convertible under certain circumstances at $69.32 per share. These potential dilutive securities were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2008 because the effect of including such potential dilutive securities would be anti-dilutive.
     We had the following potential dilutive securities outstanding on September 30, 2007: options and warrants to purchase an aggregate of 7.0 million shares of common stock at a weighted average exercise price of $27.56 per share and $150.0 million of 3% convertible notes, convertible at $52.30 per share. These potential dilutive securities were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2007 because the effect of including such potential dilutive securities would be anti-dilutive.
(6) Preferred Stock
     As of September 30, 2008, we had 5.0 million shares of preferred stock, $0.001 par value, authorized, of which 2.3 million shares were designated as Series B Convertible Perpetual Preferred Stock, or Series B preferred stock. On May 8, 2008, in connection with our acquisition of Matria Healthcare Inc., or Matria, we issued 1.8 million shares of the Series B preferred stock with a fair value of approximately $657.9 million (Note 8(a)(i)).
     Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of shares of the Series B preferred stock, we may, at our option, satisfy the entire conversion obligation in cash or through a combination of cash and common stock. There were no conversions as of September 30, 2008.
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
(unaudited)
which payments we can make, at our option, in the form of cash, shares of our common stock, or a combination of cash and shares of our common stock.
     Each share of Series B preferred stock accrues dividends at $12.00, or 3%, per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing following the first full calendar quarter after the issuance date. Dividends on the Series B preferred stock are cumulative from the date of issuance. For the three and nine months ended September 30, 2008, Series B preferred stock dividends amounted to $5.4 million and $8.5 million, respectively, which reduced earnings available to common stockholders for purposes of calculating loss per share in both periods in 2008 (Note 5). Accrued dividends are payable only if declared by our board of directors and, upon conversion by the Series B preferred stockholder, holders will not receive any cash payment representing accumulated dividends. If our board of directors declares a dividend payable, we have the right to pay the dividends in cash, shares of common stock, additional shares of Series B preferred stock or a similar convertible preferred stock or any combination thereof.
     On September 15, 2008, the board of directors declared a dividend of $4.77 per share on the Series B preferred stock. The dividend was paid in shares of Series B preferred stock in an amount per share of Series B preferred stock equal to the quotient of (a) $4.77 divided by (b) 97% of the average of the volume-weighted average price per share of the Series B preferred stock on the American Stock Exchange for each of the five consecutive trading days ending on the second trading day immediately prior to the record date of the dividend. We paid cash in lieu of any fractional shares resulting from the dividend. The dividend was paid on October 15, 2008 to holders of record of Series B preferred stock at the close of business on October 1, 2008. This was the first dividend declared and paid on the Series B preferred stock, and such payment covered the amount of all dividends accrued from May 9, 2008, the original issuance date of the Series B preferred stock, through September 30, 2008. As of September 30, 2008, 1.8 million shares of Series B preferred stock are issued and outstanding.
     The holders of Series B preferred stock have liquidation preferences over the holders of the Company’s common stock and other classes of stock, if any, outstanding at the time of liquidation. Upon liquidation, the holders of outstanding Series B preferred stock would receive an amount equal to $400.00 per share of Series B preferred stock, plus any accumulated and unpaid dividends. As of September 30, 2008, the liquidation preference of the outstanding Series B preferred stock was $733.0 million. The holders of the Series B preferred stock have no voting rights, except with respect to matters affecting the Series B preferred stock (including the creation of a senior preferred stock).
     We evaluated the terms and provisions of our Series B preferred stock to determine if it qualified for derivative accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Based on our evaluation, these securities do not qualify for derivative accounting under SFAS No. 133.
(7) Comprehensive Income (Loss)
     We account for comprehensive income (loss) as prescribed by SFAS No. 130, Reporting Comprehensive Income. In general, comprehensive income (loss) combines net income (loss) and other changes in equity during the year from non-owner sources. Our accumulated other comprehensive income, which is a component of shareholders’ equity, includes primarily foreign currency translation adjustments and is our only source of equity from non-owners. For the three and nine months ended September 30, 2008, we generated a comprehensive loss of $23.6 million and $51.9 million, respectively, and for the three and nine months ended September 30, 2007, we generated a comprehensive loss of $174.0 million and $217.8 million, respectively.
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
(unaudited)
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
     (a) Acquisitions in 2008
     (i) Acquisition of Matria
     On May 9, 2008, we acquired Matria, a national provider of health improvement, disease management and high-risk pregnancy management programs and services. The preliminary aggregate purchase price was $819.6 million, which consisted of $141.3 million in cash, Series B convertible preferred stock with a fair value of approximately $657.9 million, $17.3 million of fair value associated with Inverness employee stock options exchanged as part of the transaction and $3.0 million for direct acquisition costs. In addition, we assumed and immediately repaid debt totaling approximately $279.2 million. The operating results of Matria are included in our health management reporting unit and business segment.
     A summary of the preliminary purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$103,912
Property, plant and equipment	24,465
Goodwill	829,237
Intangible assets	325,385

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Other non-current assets	21,467

Total assets acquired	1,304,466

Current liabilities	355,575
Non-current liabilities	129,286

Total liabilities assumed	484,861

Net assets acquired	819,605
Less:
Acquisition costs	3,009
Fair value of Series B convertible preferred stock issued (1,787,834 shares)	657,923
Fair value of stock options exchanged (1,490,655 options)	17,334

Cash consideration	$141,339

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
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$31,000	3 years
Database	25,000	10 years
Trade names	1,185	5 months
Customer relationships	253,000	13 years
Non-compete agreements	15,200	0.75-3 years

Total intangible assets with finite lives	$325,385

     (ii) Acquisition of BBI
     On February 12, 2008, we acquired BBI Holdings Plc, or BBI, a publicly-traded company headquartered in the United Kingdom that specializes in the development and manufacture of non-invasive lateral flow tests and gold reagents. The preliminary aggregate purchase price was $163.2 million, which consisted of $138.6 million in cash, including $14.7 million of cash paid for our previously owned shares of BBI common stock, common stock with an aggregate fair value of $14.4 million, $6.6 million for direct acquisition costs and $3.6 million of fair value associated with Inverness employee stock options exchanged as part of the transaction. The operating results of BBI are included in our professional and consumer diagnostic products reporting units and business segments.
     A summary of the preliminary purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$22,801
Property, plant and equipment	7,603
Goodwill	86,739
Intangible assets	90,201
Other non-current assets	3,001

Total assets acquired	210,345

Current liabilities	14,993
Non-current liabilities	32,141

Total liabilities assumed	47,134

Net assets acquired	163,211
Less:
Acquisition costs	6,581
Fair value of common stock issued (251,085 shares)	14,397
Fair value of stock options/awards exchanged (329,612 options/25,626 awards)	3,639

Cash consideration	$138,594

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
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$28,043	15-20 years
Trade names and other intangible assets	16,180	10-25 years
Customer relationships	45,978	7-25 years

Total intangible assets with finite lives	$90,201

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
     A summary of the preliminary purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$12,835
Property, plant and equipment	2,080
Goodwill	13,369
Intangible assets	17,717
Other non-current assets	246

Total assets acquired	46,247

Current liabilities	2,928
Non-current liabilities	6,810

Total liabilities assumed	9,738

Net assets acquired	36,509
Less:
Acquisition costs	566

Cash consideration	$35,943

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     (iv) Other acquisitions in 2008
     During the first nine months of 2008, we acquired the following assets and businesses for a preliminary purchase price of $34.0 million, in which we paid $26.3 million in cash, $0.8 million in direct acquisition costs, and accrued contingent consideration and milestone payments totaling $6.9 million:
•	Certain assets from Mochida Pharmaceutical Co., Ltd, or Mochida. As part of the acquisition of certain assets, Mochida transferred the exclusive distribution rights in Japan for certain Osteomark products (Acquired April 2008).

•	Privately-owned provider of care and health management services (Acquired July 2008).

•	Vision Biotech Pty Ltd, or Vision, located in Cape Town, South Africa, a privately-owned distributor of rapid diagnostic products predominantly to the South African marketplace (Acquired September 2008).

•	Global Diagnostics CC, or Global, located in Johannesburg, South Africa, a privately-owned contract manufacturer and distributor of high quality rapid diagnostic tests predominantly to the South African marketplace (Acquired September 2008).

•	DiaTeam Diagnostika, or DiaTeam, located in Linz, Austria, a privately-owned distributor of high quality rapid diagnostic tests predominantly to the Austrian marketplace (Acquired September 2008).
     A summary of the preliminary purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$6,549
Property, plant and equipment	424
Goodwill	7,726
Intangible assets	31,105

Total assets acquired	45,804

Current liabilities	4,191
Non-current liabilities	7,632

Total liabilities assumed	11,823

Net assets acquired	33,981
Less:
Acquisition costs	809
Accrued earned milestone and contingent consideration	6,893

Cash consideration	$26,279

     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$1,867	10 years
Trade names	1,353	10 years
Customer relationships	26,792	3.5-30 years
Non-compete agreements	264	2.67-5 years
Manufacturing know-how	829	5 years

Total intangible assets	$31,105

     Mochida, Vision, Global and DiaTeam are included in our professional diagnostic products reporting unit and business segment; and the healthcare acquisition is included in our health management reporting unit and business segment. Goodwill has been recognized in the Vision, Global and DiaTeam transactions and amounted to approximately $7.7 million. Goodwill related to these acquisitions is not deductible for tax purposes.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     (b) Acquisitions in 2007
     During the year ended December 31, 2007, we acquired the following businesses for an aggregate purchase price of $3.2 billion, in which we paid $2.2 billion in cash, issued 14,613,591 shares of our common stock with an aggregate fair value of $790.8 million, $135.0 million of fair value associated with employee stock options and restricted stock awards which were exchanged as part of the transaction, incurred $81.5 million in direct acquisition costs and accrued milestone payments totaling $14.8 million:
•	ParadigmHealth, Inc., or ParadigmHealth, located in Upper Saddle River, New Jersey, a privately-owned leading provider of precise medical management to provide optimal health outcomes for acutely ill and clinically complex patients (Acquired December 2007).

•	Redwood Toxicology Laboratories, Inc., or Redwood, located in Santa Rosa, California, a privately-owned drugs of abuse diagnostics and testing company (Acquired December 2007).

•	Matritech, Inc., or Matritech, located in Newton, Massachusetts and Freiburg, Germany, a biotechnology company principally engaged in the development, manufacturing, marketing, distribution and licensing of cancer diagnostic technologies and products (Acquired December 2007).

•	90.91% share in Biosystems S.A., or Biosystems, located in Cali and Bogota, Colombia, a distributor of diagnostics tests, instruments and reagents throughout Colombia (Acquired December 2007). In October 2008, we acquired the remaining 9.09% interest in Biosystems.

•	Aska Diagnostic, Inc., or Aska, located in Tokyo, Japan, a distributor of professional diagnostic products in Japan (Acquired December 2007).

•	Alere Medical, Inc., or Alere, located in Reno, Nevada, a privately-held leading provider of care and health management services (Acquired November 2007).

•	HemoSense, Inc., or HemoSense, located in San Jose, California, a publicly-traded developer and marketer of point-of-care testing products for therapeutic drug monitoring (Acquired November 2007).

•	the assets of Akubio, a research company located in Cambridge, England (Acquired October 2007).

•	Bio-Stat Healthcare Group, or Bio-Stat, located in Cheshire, United Kingdom, a privately-owned distributor of core laboratory and point-of-care diagnostic testing products to the U.K. marketplace (Acquired October 2007).

•	Cholestech Corporation, or Cholestech, located in Haywood, California, a publicly-traded leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease and inflammatory disorders (Acquired September 2007).

•	52.45% share in Diamics, Inc., or Diamics, located in Novato, California, a developer of molecular-based cancer screening and diagnostic systems (Acquired July 2007).

•	Spectral Diagnostics Private Limited and its affiliate Source Diagnostics (India) Private Limited, or Spectral/Source, located in New Delhi and Shimla, India, a distributor of professional diagnostic products in India (Acquired July 2007).

•	Biosite, located in San Diego, California, a publicly-traded global medical diagnostic company utilizing a biotechnology approach to create products for the diagnosis of critical diseases and conditions (Acquired June 2007).

•	Quality Assured Services, Inc., or QAS, located in Orlando, Florida, a privately-owned provider of diagnostic home tests and services in the U.S. marketplace (Acquired June 2007).

•	Orange Medical, or Orange, located in Tilburg, The Netherlands, a manufacturer and marketer of rapid diagnostic products to the Benelux marketplace (Acquired May 2007).

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	Instant Technologies, Inc., or Instant, located in Norfolk, Virginia a privately-owned distributor of rapid drugs of abuse diagnostic products used in the workplace, criminal justice and other testing markets (Acquired March 2007).

•	First Check Diagnostics LLC, or First Check, located in Lake Forrest, California, a privately-held diagnostics company in the field of home testing for drugs of abuse, including marijuana, cocaine, methamphetamines and opiates (Acquired January 2007).

•	Promesan S.r.l., or Promesan, located in Milan, Italy, a distributor of point-of-care diagnostic testing products to the Italian marketplace (Acquired January 2007).

•	Gabmed GmbH, or Gabmed, located in Nettetal, Germany, a distributor of point-of-care diagnostic testing products in the German marketplace (Acquired January 2007).

•	the assets of Nihon Schering K.K., or NSKK, located in Japan, a diagnostic distribution business (Acquired January 2007).

•	Med-Ox Chemicals Limited, or Med-Ox, located in Ottawa, Canada, a distributor of professional diagnostic testing products in the Canadian marketplace (Acquired January 2007).
     A summary of the preliminary purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$538,672
Property, plant and equipment	175,044
Goodwill	1,708,899
Intangible assets	1,258,985
In-process research and development	173,826
Other non-current assets	128,275

Total assets acquired	3,983,701

Current liabilities	209,695
Non-current liabilities	542,234

Total liabilities assumed	751,929

Net assets acquired	3,231,772
Less:
Acquisition costs	81,546
Cash settlement of vested stock options	51,503
Non-cash income tax benefits on stock options	2,574
Accrued earned milestone and notes payable	14,783
Fair value of common stock issued (14,613,591 shares)	790,784
Fair value of stock options and awards exchanged (2,248,566 options/awards)	83,519

Cash consideration	$2,207,063

     In connection with our acquisition of Biosite in 2007, we acquired various in-process research and development, or IPR&D, projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive U.S. Food and Drug Administration, or FDA, or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected. The following table sets forth IPR&D projects we acquired in connection with the Biosite acquisition (in thousands):

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
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
     NSKK and Promesan are included in our professional and consumer diagnostic products reporting units and business segments; ParadigmHealth, Redwood, Matritech, Alere, HemoSense, Aska, Biosystems, Bio-Stat, Akubio, Spectral/Source, Orange, QAS, Instant, Gabmed and Med-Ox were originally included in our professional diagnostic products reporting unit and business segment (as noted in Note 15, ParadigmHealth, Alere and QAS have been reclassified to our health management reporting unit and business segment); Cholestech and Biosite are included in our cardiology reporting unit of our professional diagnostic products business segment; and First Check is included in our consumer diagnostic products reporting unit and business segment. Biosystems and Diamics are consolidated and included in our professional diagnostic products reporting unit and business segment. The 9.09% minority interest in Biosystems is recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2007. In October 2008, we purchased the remaining 9.09% interest in Biosystems. Goodwill related to these acquisitions, with the exception of Matritech and First Check, is not deductible for tax purposes.
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$362,888	1-13.5 years
Supplier relationships	3,882	15 years
Trademarks	125,954	0.75-10.5 years
License agreements	1,275	15 years
Customer relationships	744,257	1.5-26 years
Non-compete agreements	13,241	0.5-4 years
Internally-developed software	7,250	7-10 years

Total intangible assets with finite lives	1,258,747

Trademarks	238	N/A

Total intangible assets with indefinite lives	238

Total intangible assets	$1,258,985

     (c) Restructuring Plans of Acquisitions
     In connection with several of our acquisitions, we initiated integration plans to consolidate and restructure certain functions and operations, including the costs associated with the termination of certain personnel of these acquired entities and the closure of certain of the acquired entities’ leased facilities. These costs have been recognized as liabilities assumed in connection with the acquisition of these entities in accordance with EITF Issue No. 95-3 and are subject to potential adjustments as certain exit activities are refined. The following table summarizes the liabilities established for exit activities related to our acquisitions (in thousands):

	Severance	Facility	Total Exit
	Related	And Other	Activities
Balance, December 31, 2007	$14,579	$1,898	$16,477
Acquisitions	19,981	4,143	24,124
Payments and other	(18,601)	(565)	(19,166)
Currency adjustments	(385)	77	(308)

Balance, September 30, 2008	$15,574	$5,553	$21,127

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
(unaudited)
     In conjunction with our June 2007 acquisition of Biosite, we implemented an integration plan to improve operating efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Biosite organization, as activities were combined with our existing business operations. Since the inception of the plan, we recorded $15.4 million in exit costs, of which $15.1 million relates to change in control and severance costs to involuntarily terminate employees and $0.3 million relates to facility and other exit costs. As of September 30, 2008, $2.5 million in exit costs remain unpaid.
     During 2007, we formulated restructuring plans in connection with our acquisition of Cholestech, consistent with our acquisition strategy to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the Cholestech facility in Hayward, California. We are transitioning the manufacturing of the related products to the Biosite facility in San Diego, California and have transitioned the sales and distribution of the products to our newly-formed shared service center in Orlando, Florida. Since inception of the plans, we recorded $9.1 million in exit costs, of which $6.4 million relates to executive change in control agreements and severance costs to involuntarily terminate employees and $2.7 million relates to facility exit costs. As of September 30, 2008, $6.8 million in exit costs remain unpaid.
     In conjunction with our acquisition of HemoSense, we formulated restructuring plans during 2007 to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the HemoSense facility in San Jose, California. We are transitioning the manufacturing of the related products to the Biosite facility in San Diego, California and have transitioned the sales and distribution of the products to our newly-formed shared service center in Orlando, Florida. Since inception of the plans, we recorded $1.5 million in exit costs, of which $1.3 million relates to severance costs to terminate employees and $0.2 million relates to facility and other exit costs. As of September 30, 2008, $0.7 million in exit costs remain unpaid.
     In conjunction with our acquisition of Matritech, we formulated a plan to exit the leased facility of Matritech in Newton, Massachusetts and recorded $1.4 million in facility exit costs. As of September 30, 2008, $1.2 million of the facility exit costs remain unpaid.
     In conjunction with our acquisition of ParadigmHealth, we recorded $1.8 million in severance costs. As of September 30, 2008, $1.0 million in severance costs remain unpaid.
     In conjunction with our acquisition of Panbio, we formulated a restructuring plan to realize efficiencies and cost savings. In February 2008, we agreed upon a plan to close Panbio’s facility located in Columbia, Maryland. The manufacturing at the Maryland-based facility have been transferred to a third-party manufacturer and the sales and distribution of the products at this facility have been transferred to our newly-formed shared service center in Orlando, Florida. We recorded $1.0 million in exit costs, including $0.8 million related to facility and other exit costs and $0.2 million related to severance costs. As of September 30, 2008, $0.8 million in exit costs remain unpaid.
     In connection with our acquisition of Matria, we implemented an integration plan to improve operating efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Matria organization, as activities were combined with our existing business operations. We recorded $14.8 million in exit costs, all of which relates to change in control and severance costs to involuntarily terminate employees. As of September 30, 2008, $7.6 million in severance costs remain unpaid.
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
(unaudited)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Pro forma net revenue	$438,800	$339,033	$1,324,535	$985,749

Pro forma net loss	$(5,791)	$(20,346)	$(58,337)	$(105,691)

Pro forma net loss per common share — basic and diluted (1)	$(0.07)	$(0.38)	$(0.75)	$(1.99)

(1)	Net loss per common share amounts are computed as described in Note 5.
(9) Restructuring Plans
     (a) 2008 Restructuring Plans
     In May 2008, we decided to close our facility located in Bedford, England, and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. Based upon this decision, we recorded $1.9 million in restructuring charges during the three months ended September 30, 2008, including $1.3 million of fixed asset impairments, $0.5 million in severance and retention costs and $0.1 million related to the acceleration of facility restoration costs. During the nine months ended September 30, 2008, we recorded $12.7 million in restructuring charges, including $6.7 million related to the acceleration of facility restoration costs, $4.6 million of fixed asset impairments, $0.7 million in early termination lease penalties and $0.7 million in severance costs. Of these restructuring charges, $6.0 million was charged to our professional diagnostic products business segment as follows: $3.5 million to cost of net product sales, $0.1 million to research and development expense, $0.2 million to sales and marketing expense and $2.2 million to general and administrative expense. We also recorded $6.7 million related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease to interest expense. Of the exit costs under this plan, including severance, lease penalties and restoration costs, $7.7 million remains unpaid as of September 30, 2008.
     In addition to the restructuring charges discussed above, $11.2 million of charges associated with the Bedford facility closure were borne by SPD Swiss Precision Diagnostics, or SPD, our consumer diagnostic joint venture with The Procter and Gamble Company, or P&G, during the nine month ended September 30, 2008. Included in these charges were $6.0 million of fixed asset impairments, $3.6 million in early termination lease penalties, $1.5 million in severance and retention costs and $0.1 million related to the acceleration of facility restoration costs. Of these restructuring charges, 50%, or $5.6 million, has been included in equity earnings of unconsolidated entities, net of tax, on our consolidated statements of operations for the nine months ended September 30, 2008. We anticipate incurring additional costs of approximately $28.0 million related to the closure of this facility, including, but not limited to, severance and retention costs, rent obligations and incremental interest expense associated with our lease obligations which will terminate the end of 2011. Of these additional anticipated costs, approximately $20.5 million will be borne by SPD and $7.5 million will be borne by us. We expect the majority of these costs to be incurred by the end of 2009, which is our anticipated facility closure date.
     In April 2008, we initiated cost reduction efforts at our facilities in Stirling, Scotland, consolidating our business activities into one facility and with our Biosite operations. As a result of these efforts, we recorded $0.1 million and $3.2 million in restructuring charges for the three and nine months ended September 30, 2008, respectively, consisting of $2.0 million in fixed asset impairments, $1.0 million in severance costs and $0.2 million in facility exit costs. These charges are included in our professional diagnostic products business segment as follows: $3.1 million to research and development expense and $0.1 million to general and administrative expense. Of the $1.2 million in

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
(unaudited)
severance and facility exit costs, $0.1 million remains unpaid at September 30, 2008. We expect to record an additional $0.1 million in costs primarily related to facility exit costs during the remainder of 2008.
     In February 2008, we decided to cease research and development activities for one of the products in development at our Bedford, England facility, based upon comparison of the product under development with existing products acquired in the HemoSense acquisition. In connection with this decision, we recorded $0.2 million as a reduction to restructuring charges associated with contractual obligations with suppliers through cost of net product sales during the three months ended September 30, 2008. During the nine months ended September 30, 2008, we recorded restructuring charges of $9.5 million, of which $6.8 million related to the impairment of fixed assets, $1.9 million related to the write-off of inventory, $0.6 million related to contractual obligations with suppliers and $0.2 million related to severance costs to involuntarily terminate employees working on the development of this product. The $9.5 million was included in our professional diagnostic products business segment and included $6.1 million charged to cost of net product sales, $3.3 million charged to research and development expense and $0.1 million charged to sales and marketing expense. Of the $0.7 million in contractual obligations and severance costs, $0.5 million remains unpaid as of September 30, 2008. We do not expect to incur significant additional charges under this plan.
     On March 18, 2008, we announced our plans to close our BioStar, Inc., or BioStar, facility in Louisville, Colorado, and exit production of the BioStar OIA product line, along with our plans to close two of our newly-acquired facilities in the San Francisco, California area, relating to Cholestech and HemoSense. The Cholestech operation, which was acquired in September 2007 and manufactures and distributes the Cholestech LDX system, a point-of-care monitor of blood cholesterol and related lipids used to test patients at risk of, or suffering from, heart disease and related conditions, will move to our Biosite facility in San Diego, California. The HemoSense operation, which was acquired in November 2007 and manufactures and distributes the INRatio System, an easy-to-use, hand-held blood coagulation monitoring system for use by patients and healthcare professionals in the management of warfarin, a commonly prescribed medication used to prevent blood clots, is also expected to move to the Biosite facility. The transfers will take place in phases with the HemoSense transition expected to be completed by December 31, 2008 and the Cholestech transition by the middle of 2009.
     BioStar manufacturing ceased at the end of June 2008, with BioStar OIA products available for purchase through the end of the first quarter of 2009. During the three months ended September 30, 2008, we incurred $1.6 million in restructuring charges related to this plan, which consisted of $1.1 million in facility exit costs, $0.3 million in severance related costs and $0.2 million related to the write-off of inventory. Of the $1.6 million, $0.4 million was charged to cost of net product sales and $1.2 million was charged to general and administrative expense. During the nine months ended September 30, 2008, we incurred $9.5 million in restructuring charges related to this plan, which consisted of $5.1 million in impairment of intangible assets, $1.4 million in severance related costs, $0.7 million in fixed asset impairments, $1.1 million in facility exit costs and $1.2 million related to the write-off of inventory. Of the $9.5 million, which is included in our professional diagnostic products business segment, $6.1 million was charged to cost of net product sales, $1.9 million was charged to sales and marketing expense and $1.5 million was charged to general and administrative. We expect to incur an additional $0.1 million in charges under this plan during the remainder of 2008, primarily related to severance and facility exit costs. As of September 30, 2008, $0.9 million in severance and facility exit costs remain unpaid.
     As a result of our plans to transition the businesses of Cholestech and HemoSense to Biosite and close these facilities, we incurred $1.2 million in restructuring charges during the three months ended September 30, 2008, related to $0.6 million in severance and retention costs, $0.3 million in fixed asset impairments, $0.1 million in transition costs and $0.2 million in present value accretion of facility lease costs. During the nine months ended September 30, 2008, we recorded $1.9 million in restructuring charges, of which $1.2 million relates to severance and retention costs, $0.3 million in fixed asset impairments, $0.2 million in transition costs and $0.2 million in present value accretion of facility lease costs related to these plans. Of the $1.7 million included in our professional diagnostic products business segment, $0.6 million was charged to cost of net product sales, $0.3 million was charged to research and development expense, $0.1 million was charged to sales and marketing expense and $0.7 million was charged to general and administrative expense. We also recorded $0.2 million related to the present

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
(unaudited)
value accretion of our facility lease costs due to the early termination of our facility lease to interest expense. Of the $1.6 million in exit costs, $1.4 million remains unpaid as of September 30, 2008.
     In connection with our January 2008 acquisition of Panbio, we recorded $0.1 million and $0.3 million of restructuring charges during the three and nine months ended September 30, 2008, respectively, associated with our decision to close Panbio’s Columbia, Maryland facility by the end of 2008. These charges are included in our professional diagnostic products business segment and $0.1 million remains unpaid as of September 30, 2008.
     We anticipate incurring an additional $2.1 million in restructuring charges under our Cholestech, HemoSense and Panbio plans, primarily related to severance, retention and outplacement benefits, along with other costs to transition the Cholestech and HemoSense operations to our Biosite and third-party facilities. See Note 8(c) for further information and costs related to these plans.
     In addition to transitioning the businesses of Cholestech and HemoSense to Biosite, we also made the decision to close our Innovacon facility in San Diego, California and move the operating activities to Biosite; the Innovacon business is the rapid diagnostics business that we acquired from ACON Laboratories, Inc. During the three and nine months ended Sepember 30, 2008, we recorded $0.6 million in restructuring charges, of which $0.5 million relates to facility lease and exit costs and $0.1 million relates to impairment of fixed assets. These charges are included in our professional diagnostic products business segment and were charged to general and administrative costs. As of September 30, 2008, substantially all restructuring costs remain unpaid. We vacated the facility in August 2008 and do not anticipate incurring additional costs under this plan.
     (b) 2007 Restructuring Plans
     During 2007, we committed to several plans to restructure and integrate our world-wide sales, marketing, order management and fulfillment operations, as well as evaluate certain research and development projects. The objectives of the plans are to eliminate redundant costs, improve customer responsiveness and improve efficiencies in operations. As a result of these restructuring plans, we recorded $0.6 million in restructuring charges during the three months ended September 30, 2008. The $0.6 million charge related primarily to severance costs in our professional diagnostic products business segment and consisted of $0.4 million charged to sales and marketing expense and $0.2 million charged to general and administrative expense. For the nine months ended September 30, 2008, we recorded $1.9 million in net restructuring charges under these plans, which primarily relates to charges for severance and outplacement services. The $1.9 million charge relates primarily to our professional diagnostic products business segment and consisted of $0.1 million charged to cost of net product sales, $1.1 million charged to sales and marketing expense and $0.7 million charged to general and administrative expense. As of September 30, 2008, $0.5 million of severance-related charges remain unpaid. Restructuring charges since the commitment date consist of $3.1 million related to severance costs and $4.0 million related to impairment charges on fixed assets. Of the $7.1 million restructuring charges recorded in operating income, $5.3 million and $1.8 million were included in our professional diagnostic products and consumer diagnostic products business segments, respectively. We anticipate incurring $0.3 million in additional severance charges related to this plan over the remainder of 2008.
     In addition, we recorded restructuring charges associated with the formation of our joint venture with P&G. In connection with the joint venture, we committed to a plan to close one of our sales offices in Germany, as well as evaluate redundancies in all departments of the consumer diagnostic products business segment that are impacted by the formation of the joint venture. For the nine months ended September 30, 2008, we recorded $0.1 million in severance costs related to this plan, which was primarily charged to general and administrative expense. Since formation of the joint venture in May 2007, we have incurred $1.3 million in severance and exit costs, of which $0.1 million remains unpaid as of September 30, 2008.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
(unaudited)
(10) Investment in Unconsolidated Entities and Marketable Securities
     (a) Equity Method Investments
(i)	Joint Venture with P&G
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
     We also entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on the fourth anniversary date of the agreement, to require us to acquire all of P&G’s interest in the joint venture at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to the joint venture, to acquire all of our interest in the joint venture at fair market value. No gain on the proceeds that we received from P&G through the formation of the joint venture will be recognized in our financial statements until P&G’s option to require us to purchase its interest in the joint venture expires. The deferred gain recorded on our accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007 was $291.1 million and $293.1 million, respectively.
     We also entered into a manufacturing agreement with P&G, whereby we will manufacture consumer diagnostic products and sell these products to the joint venture entity. In our capacity as the manufacturer of products for the joint venture, we recorded $26.6 million and $79.0 million, and $25.8 million and $40.1 million in manufacturing revenue for the three and nine months ended September 30, 2008 and 2007, respectively, which are included in net product sales on our accompanying consolidated statements of operations.
     Furthermore, we entered into certain transition and long-term services agreements with the joint venture, pursuant to which we will provide certain operational support services to the joint venture. Revenue related to these service agreements amounted to $0.5 million and $1.9 million, and $1.1 million and $1.7 million, for the three and nine months ended September 30, 2008 and 2007, respectively, and are included in services revenue on our consolidated statements of operations. Customer receivables associated with this revenue have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $18.2 million and $29.5 million as of September 30, 2008 and December 31, 2007, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables.
     Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. For the three and nine months ended September 30, 2008, we recorded earnings of $2.8 million and a loss of $0.2 million, respectively, in equity earnings (losses) of unconsolidated entities, net of tax, on our accompanying consolidated statements of operations, which represented our 50% share of the joint venture’s net income (loss) for the respective periods including $5.6 million of restructuring related charges (see Note 9(a)). For the three and nine months ended September 30, 2007, we recorded $0.7 million and $1.7 million, respectively, in equity earnings of unconsolidated entities, net of tax, on our accompanying consolidated statements of operations, which represented our 50% share of the joint venture’s net income for the respective periods.
     (ii) TechLab
     In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. The aggregate purchase price was $8.8 million which consisted of approximately 0.3 million shares of our common stock with an aggregate fair value of $8.6 million and $0.2 million in estimated direct acquisition costs. We account for our 49% investment in TechLab under the equity method of accounting, in accordance with APB Opinion No. 18. In March 2008, June 2008 and September 2008, we received $0.4 million, $0.5 million and $0.5 million, respectively, from TechLab in the form of a dividend distribution. These distributions were accounted for as reductions in the value of our investment in accordance with APB Opinion No.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
(unaudited)
18. For the three and nine months ended September 30, 2008, we recorded earnings of $0.3 million and $1.2 million, respectively, in equity earnings (losses) of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations. For the three and nine months ended September 30, 2007, we recorded $0.2 million and $0.7 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective period.
     (iii) Vedalab
     We account for our 40% investment in Vedalab S.A., or Vedalab, a French manufacturer and supplier of rapid diagnostic tests in the professional market, under the equity method of accounting in accordance with APB Opinion No. 18. For the three and nine months ended September 30, 2008, we recorded $0.1 million and $0.2 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations. For the three and nine months ended September 30, 2007, we recorded earnings of $0.2 million and $0.2 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of Vedalab’s net income for the respective period.
     (b) Investment in Chembio
     At September 30, 2008, we owned approximately 5.4 million shares of common stock in Chembio Diagnostics, Inc., or Chembio, a developer and manufacturer of rapid diagnostic tests for infectious diseases. As of September 30, 2008 and December 31, 2007, the fair market value of our investment in Chembio was approximately $0.8 million and $1.4 million, respectively. This investment was classified as marketable securities, non-current on our accompanying consolidated balance sheets. We recorded an associated unrealized holding loss of approximately $1.2 million and $0.6 million in accumulated other comprehensive income within stockholders’ equity in our accompanying consolidated balance sheets as of September 30, 2008 and December 31, 2007, respectively.
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
     (d) Investment in StatSure
     In October 2007, we acquired 5% of StatSure Diagnostic Systems, Inc., or StatSure, a developer and marketer of oral fluid collection devices for the drugs of abuse market, through the purchase of 1.4 million shares of their common stock. The aggregate purchase price of $0.5 million was paid in cash. In addition to the common stock, we received a warrant to purchase 1.1 million shares of StatSure’s common stock at $0.35 per share. StatSure’s stock is publicly traded. The warrant, accounted for as a derivative instrument, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, had a fair value of approximately $0.3 million at the date of issuance. The fair value of this warrant was estimated at the time of issuance using the Black-Scholes pricing model assuming no dividend yield, an expected volatility of 150%, a risk-free rate of 3.9% and a contractual term of five years. We mark to market the warrant over the contractual term and recorded an unrealized loss of $0.2 million in other income (expense), net on our accompanying consolidated statements of operations for the nine months ended September 30, 2008. As of September 30, 2008, the warrant was valued at $0.1 million.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
(unaudited)
(11)	Long-term Debt
     We had the following long-term debt balances outstanding (in thousands):

	September 30, 2008	December 31, 2007
First Lien Credit Agreement – Term loan	$963,188	$970,500
First Lien Credit Agreement – Revolving line-of-credit	142,000	—
Second Lien Credit Agreement	250,000	250,000
3% Senior subordinated convertible notes	150,000	150,000
Lines-of-credit	3,482	3,730
Other	15,477	12,485

	1,524,147	1,386,715
Less: Current portion	(19,427)	(20,320)

	$1,504,720	$1,366,395

     At September 30, 2008, we had a term loan in the amount of $963.2 million and a revolving line-of-credit available to us of up to $150.0 million, of which $142.0 million was outstanding as of September 30, 2008, under our First Lien Credit Agreement. Interest on the term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At September 30, 2008, we also had a term loan in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on this term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
     At September 30, 2008, we had $150.0 million in indebtedness under our 3% senior subordinated convertible notes, or senior subordinated convertible notes. The senior subordinated convertible notes are convertible into 3.4 million shares of our common stock at a conversion price of $43.98.
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
     For the three and nine months ended September 30, 2008, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $21.3 million and $64.9 million, respectively. For the three and nine months ended September 30, 2007, we recorded interest expense, including amortization of deferred financing costs, under our previous senior credit facility in the aggregate amount of $27.5 million and $33.8 million, respectively. Included in interest expense for the three and nine months ended September 30, 2007, is the write-off of $0 and $2.6 million, respectively, in unamortized deferred financing costs. As of September 30, 2008, accrued interest related to the secured credit facilities amounted to $1.7 million. As of September 30, 2008, we were in compliance with all debt covenants related to the above debt, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Interest expense related to our senior subordinated convertible notes for the three and nine months ended September 30, 2008, including amortization of deferred financing costs, was $1.2 million and $3.7 million, respectively. As of September 30, 2008, accrued interest related to the senior subordinated convertible notes amounted to $1.7 million.
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
     In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and have a maturity date of September 28, 2010. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate swap contracts were determined to be effective, and thus qualify as a cash flow hedge under SFAS No. 133. As such, any changes in the fair value of these interest rate swaps are recorded in other comprehensive income until earnings are affected by the variability of cash flows. As of September 30, 2008 and December 31, 2007, we recorded losses of $9.9 million and $9.5 million, respectively, in accumulated other comprehensive income on the accompanying consolidated balance sheets (see Note 11).
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
     Level 2 - Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
(unaudited)
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
     The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	September 30,	Active Markets	Observable Inputs
Description	2008	(Level 1)	(Level 2)
Assets:
Marketable securities	$2,799	$2,799	$—
Strategic investments (1)	229	229	—

Total assets	$3,028	$3,028	$—

Liabilities:
Interest rate swap liability (2)	$9,874	$—	$9,874

Total liabilities	$9,874	$—	$9,874

(1)	Represents our investment in StatSure which is included in investments in unconsolidated entities on our accompanying consolidated balance sheets.

(2)	Included in other long-term liabilities in our accompanying consolidated balances sheets.
(14) Defined Benefit Pension Plan
     Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September30,
	2008	2007	2008	2007
Service cost	$—	$—	$—	$—
Interest cost	185	155	571	458
Expected return on plan assets	(161)	(129)	(497)	(381)
Realized losses	—	89	—	262

Net periodic benefit cost	$24	$115	$74	$339

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
(unaudited)
Professional Diagnostic Products and Consumer Diagnostic Products on the basis of the original license or royalty agreement.
     Included in the operating results of Professional Diagnostic Products for the three and nine months ended September 30, 2008 are expenses related to our research and development activities related to new platform development in the area of cardiology which amounted to $7.5 million and $32.2 million, respectively.
     Included in the operating results of Corporate and Other for the three and nine months ended September 30, 2007 are expenses related to our research and development activities in the area of cardiology, which amounted to $8.6 million, net of $4.8 million of reimbursements received from ITI Scotland Limited, or ITI, and $18.4 million, net of $13.7 million of reimbursements received from ITI, respectively, as part of the co-development arrangement that we entered into in February 2005 and culminated as of December 31, 2007.
     Total assets related to our cardiology research operations in Scotland and Germany, which are included in Professional Diagnostic Products as of September 30, 2008 and December 31, 2007 in the tables below amounted to $36.2 million and $39.4 million, respectively. Assets related to our newly-formed health management business segment, in the amount of $635.4 million, have been reclassified from Professional Diagnostic Products to Health Management as of December 31, 2007. Results of operations related to our newly-formed health management business segment have been reclassified from Professional Diagnostic Products to Health Management during the quarter in which they were incurred during 2007. Operating loss in the amount of $0.3 million and operating income of $48,000 for QAS have been reclassified from Professional Diagnostic Products to Health Management for the three and nine months ended September 30, 2007, respectively. Net revenue to external customers for QAS in the amount of $5.3 million and $6.7 million have been reclassified from Professional Diagnostic Products to Health Management for the three and nine months ended September 30, 2007, respectively. The remaining health management businesses, consisting of Alere, ParadigmHealth, Matria and our most recently acquired healthcare business, were acquired subsequent to September 30, 2007.
     We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Professional		Consumer	Vitamins and	Corporate
	Diagnostic	Health	Diagnostic	Nutritional	and
	Products	Management	Products	Supplements	Other	Total
Three months ended September 30, 2008:
Net revenue to external customers	$256,769	$124,092	$36,313	$21,626	$—	$438,800
Operating income (loss)	$22,807	$549	$3,042	$(71)	$(13,080)	$13,247

Three months ended September 30, 2007:
Net revenue to external customers	$178,328	$5,335	$33,263	$20,710	$—	$237,636
Operating income (loss)	$17,677	$(256)	$3,600	$607	$(178,103)	$(156,475)

Nine months ended September 30, 2008:
Net revenue to external customers	$780,079	$261,780	$108,234	$62,067	$—	$1,212,160
Operating income (loss)	$54,820	$7,832	$8,408	$513	$(40,046)	$31,527

Nine months ended September 30, 2007:
Net revenue to external customers	$360,089	$6,700	$131,148	$53,643	$—	$551,580
Operating income (loss)	$38,071	$48	$16,098	$(2,094)	$(234,804)	$(182,681)

Assets:
As of September 30, 2008	$3,693,147	$1,891,538	$243,425	$60,710	$54,358	$5,943,178
As of December 31, 2007	$3,748,931	$635,415	$309,175	$49,655	$137,583	$4,880,759
(16) Related Party Transactions
     In May 2007, we completed our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. At September 30, 2008 and December 31, 2007, we had a net payable to the joint venture of $0.2 million and $10.8 million, respectively, representing our obligation to the joint venture. Additionally, customer receivables

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
(unaudited)
associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $18.2 million and $29.5 million as of September 30, 2008 and December 31, 2007, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $26.6 million and $79.0 million during the three and nine months ended September 30, 2008, respectively, and are included in net product sales on our accompanying statements of operations. During 2008, the joint venture paid $11.2 million in cash to both of the parent companies, equally reducing the respective investments in the joint venture.
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
     On September 19, 2008, the Estate of Melissa Prince Quisenberry filed a class action complaint in the Superior Court of California on behalf of herself and others similarly situated against Alere Medical Inc. (“Alere”) and Agora Parent, Inc., both our wholly owned subsidiaries; Ronald D. Geraty, MD, Chief Executive Officer of Alere and certain other individuals who were executive officers, directors and/or significant shareholders of Alere (collectively the “Alere Individual Defendants”); as well as certain other unaffiliated entities alleging that the Alere Individual Defendants breached fiduciary duties of good faith, fair dealing, loyalty and candor; and that Alere and certain unaffiliated entities aided, abetted and substantially participated in the breach of fiduciary duty. Plaintiff and class owned common and/or preferred stock in Alere and allege that the defendants forced them to tender their stock in connection with the March 14, 2007 sale of Alere to an unaffiliated entity at a price which was substantially lower than the price at which we bought Alere on October 24, 2007.
     Otherwise, we are not a party to any legal proceedings that we currently believe could materially adversely affect our results of operations or financial condition or net cash flows.
     In June 2008, we received an unfavorable ruling from an arbitration panel resulting in a $12.5 million settlement payable to one of our distributors located in Spain and Portugal. In addition to the $12.5 million settlement, which was recorded in other income/(expense) in our accompanying consolidated statements of operations, we recorded $0.7 million of interest expense during the nine months ended September 30, 2008. The settlement amount and related interest expense were paid during the three months ended September 30, 2008.
     We have contingent consideration contractual terms related to our acquisitions of Alere, Binax, Inc., or Binax, Bio-Stat, CLONDIAG chip technologies GmbH, or Clondiag, Diamics, First Check, Gabmed, Matritech, Promesan, Spectral/Source, our most recently acquired healthcare business, Vision and Global. With the exception of Alere, the contingent considerations will be accounted for as increases in the aggregate purchase prices if and when the contingencies occur.
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
(unaudited)
     With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. As of September 30, 2008, the remaining contingent consideration to be earned is approximately $7.3 million.
     With respect to Bio-Stat, the terms of the acquisition provide for contingent consideration payable in the form of loan notes to the Bio-Stat shareholders, if certain EBITDA (earnings before interest, taxes, depreciation and amortization) milestones are met for 2007. The EBITDA milestones were met in 2007 and loan notes totaling $6.2 million were issued during the third quarter of 2008 and remain outstanding as of September 30, 2008.
     With respect to Clondiag, the terms of the acquisition agreement provide for $8.9 million of contingent consideration, consisting of approximately 0.2 million shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on Clondiag’s platform technology during the three years following the acquisition date. Successful completion of the second milestone occurred during the first quarter of 2008 for which we made a payment for $0.9 million and issued 56,080 shares of our common stock during the first quarter of 2008. Successful completion of the third and fourth milestones occurred during the third quarter of 2008 and, accordingly, contingent consideration of $4.8 million was accrued as of September 30, 2008.
     With respect to Diamics, the terms of the acquisition agreement provide for contingent consideration payable upon the successful completion of certain milestones, including development of business plans and marketable products. As of September 30, 2008, the remaining contingent consideration to be earned is approximately $2.3 million.
     With respect to First Check, the terms of the acquisition agreement require us to pay an earn-out to First Check equal to the incremental revenue growth of the acquired products for 2007 and for the first nine months of 2008, as compared to the immediately preceding comparable periods. The 2007 milestone, totaling $2.2 million, was met and accrued as of December 31, 2007 and was paid during the first quarter of 2008. As of September 30, 2008, the second earn-out requirements were met resulting in accrued contingent consideration of $0.3 million during the third quarter of 2008.
     With respect to Gabmed, the terms of the acquisition agreement provide for contingent consideration totaling up to €750,000 payable in up to five annual amounts beginning in 2007, upon successfully meeting certain revenue and EBIT (earnings before interest and taxes) milestones in each of the respective annual periods. The 2007 milestone, totaling €0.1 million ($0.2 million), was met and accrued as of June 30, 2008 and was paid during the third quarter of 2008.
     With respect to Matritech, the terms of the acquisition agreement require us to pay an earn-out to the former Matritech shareholders upon successfully meeting certain revenue targets in 2008. As of September 30, 2008, no milestones have been met.
     With respect to Promesan, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain annual revenue targets. Total contingent consideration of up to €0.6 million is payable in three equal annual amounts of €0.2 million beginning in 2007 and ending in 2009. The 2007 milestone, totaling €0.2 million ($0.3 million), was met and accrued as of December 31, 2007 and was paid during the first quarter of 2008.
     With respect to Spectral/Source, the terms of the acquisition agreement require us to pay an earn-out equal to two times the consolidated revenue of Spectral/Source less $4.0 million, if the consolidated profits before tax of Spectral/Source is at least $0.9 million on the one year anniversary (“milestone period”) following the acquisition date. If consolidated profits before tax of Spectral/Source for the milestone period are less than $0.9 million, then the amount of the payment will be equal to seven times Spectral/Source’s consolidated profits before tax less $4.0 million. The contingent consideration is payable 60% in cash and 40% in stock. As of September 30, 2008, revenue and profit milestones were achieved resulting in accrued contingent consideration of $2.7 million.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
(unaudited)
     With respect to our most recently acquired healthcare business, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets for the twelve months ending June 30, 2009 and December 31, 2010, respectively. As of September 30, 2008, we accrued a liability in the amount of $5.8 million to avoid recognition of negative goodwill, as a result of not recognizing additional purchase price consideration that is contingent on future events.
     With respect to Vision, the terms of the acquisition agreement provide for incremental consideration payable to the former Vision shareholders. The maximum amount of incremental consideration payable is approximately $3.2 million, of which $1.0 million is guaranteed and accrued as of September 30, 2008. The remaining contingent consideration is payable upon the completion of certain milestones and successfully maintaining certain production levels and product costs during each of the two years following the acquisition date.
     With respect to Global, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue targets in 2008. As of September 30, 2008, no milestones have been met.
(18) Recent Accounting Pronouncements
Recently Issued Standards
     In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of these provisions did not have a material impact on our consolidated financial statements.
     In June 2008, the FASB ratified EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which addresses the accounting for certain instruments as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This Issue is effective for fiscal years beginning after December 15, 2008. We are currently in the process of evaluating the impact of adopting this pronouncement.
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
     In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
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
     In December 2007, the FASB issued SFAS No. 141-R, Business Combinations. This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. Given our history of acquisition activity, we anticipate the adoption of SFAS No. 141-R to have a significant impact on our consolidated financial statements. Early adoption of this statement is not permitted.
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
NOTES TO CONSOLIDATES FINANCIAL STATEMENTS — (Continued)
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
     During 2007 and 2008, we entered the growing health management market with our acquisitions of ParadigmHealth, Inc., or ParadigmHealth, Alere Medical Inc., or Alere, and more recently, Matria Healthcare, Inc., or Matria. With the acquisition of Matria, we are now a leader in this field offering a broad range of services aimed at lowering costs for health plans, hospitals, employers and patients. Our health management services are focused in the areas of women’s and children’s health, cardiology and oncology. We are confident that our ability to offer near patient monitoring tools combined with value-added healthcare services will improve care and lower healthcare costs for both providers and patients. During the third quarter of 2008, we began efforts to consolidate the health management businesses under a single brand. Today, Matria, ParadigmHealth and Alere, each a leader in their respective areas, are united as one business under the name Alere. Also during the third quarter of 2008, we acquired an overseas health management business enabling us to establish a presence in the newly-developing international health management market.
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
     We continue to advance toward our goal of establishing a worldwide distribution network that will allow us to bring both our current and future diagnostic products to the global professional market. In addition, we continue to focus on improving our margins through consolidation of certain of our higher cost manufacturing operations into lower cost facilities, including our 300,000 square foot manufacturing facility located in Hangzhou, China, as well as our jointly-owned facility in Shanghai, and we are already seeing improved margins on some of our existing products that we have moved to these facilities. Our business integration activities remain on track and we are beginning to see positive results as we continue to aggressively integrate acquired operations in order to achieve further synergies within expected timelines. During the second half of 2007, we began implementation of a plan to consolidate sales processing and certain other back-office services from seven of our U.S. operations into a shared service center, located in Orlando, Florida. This shared service center commenced operations at the beginning of the second quarter of 2008.
     Net revenue increased by $201.2 million, or 85%, to $438.8 million for the three months ended September 30, 2008 from $237.6 million for the three months ended September 30, 2007. Revenue increased primarily as a result of our newly-formed health management segment which provided $118.7 million of incremental revenue and primarily included the activities of our recent acquisitions of Quality Assured Services, Inc., or QAS, Alere, ParadigmHealth and Matria. Also contributing to the increase in net revenue during the third quarter of 2008 were our other recently acquired businesses, primarily within our professional diagnostic products segment which provided $63.5 million of incremental revenue. Net revenue increased by $660.6 million, or 120%, to $1.2 billion for the nine months ended September 30, 2008, from $551.6 million for the nine months ended September 30, 2007.

     Revenue increased primarily as a result of our professional diagnostic related acquisitions which contributed $364.3 million of the increase. Also contributing to the increase in net revenue during the nine months ended September 30, 2008 was our newly-formed health management segment which contributed $251.6 million of incremental revenue and included the activities of our recent acquisitions of QAS, Alere, ParadigmHealth, Matria and our most recently acquired healthcare business.
     For the three and nine months ended September 30, 2008, we generated a net loss of $3.7 million and $38.2 million, respectively, compared to a net loss of $180.6 million and $229.0 million, for the three and nine months ended September 30, 2007, respectively.
Results of Operations
     Net Product Sales, Total and by Business Segment. Total net product sales increased by $79.1 million, or 35%, to $305.3 million for the three months ended September 30, 2008, from $226.1 million for the three months ended September 30, 2007. Excluding the favorable impact of currency translation, net product sales for the three months ended September 30, 2008 increased by $78.0 million, or 35%, compared to the three months ended September 30, 2007. Total net product sales increased by $387.4 million, or 73%, to $918.5 million for the nine months ended September 30, 2008, from $531.1 million for the nine months ended September 30, 2007. Excluding the favorable impact of currency translation, net product sales for the nine months ended September 30, 2008 increased by $378.3 million, or 71%, compared to the nine months ended September 30, 2007. Net product sales by business segment for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
Professional diagnostic products	$245,142	$172,193	42%	$740,570	$347,781	113%
Health management	4,307	3,985	8%	13,541	4,981	172%
Consumer diagnostic products	34,191	29,240	17%	102,306	124,727	(18)%
Vitamins and nutritional supplements	21,626	20,710	4%	62,067	53,643	16%

Total net product sales	$305,266	$226,128	35%	$918,484	$531,132	73%

Professional Diagnostic Products
     Net product sales of our professional diagnostic products increased by $72.9 million, or 42%, comparing the three months ended September 30, 2008 to the three months ended September 30, 2007. Excluding the favorable impact from currency translation, net product sales of our professional diagnostic products increased by $71.2 million, or 41%, comparing the three months ended September 30, 2008 to the three months ended September 30, 2007. Of the currency adjusted increase, revenue increased primarily as a result of our acquisitions of: (i) Cholestech, in September 2007, which contributed additional product revenue of $12.0 million in excess of those earned in the prior year’s comparative quarter, (ii) HemoSense, in November 2007, which contributed product revenue of $8.5 million, (iii) BBI Holdings Plc, or BBI, in February 2008, which contributed product revenue of $8.5 million and (v) various less significant acquisitions, which contributed an aggregate of $23.1 million of such increase. Organic growth, particularly from our professional infectious disease products, also contributed to the growth. The currency adjusted organic growth for our professional diagnostic net product sales, excluding the impact of acquisitions, was 11%.
     Net product sales of our professional diagnostic products increased by $392.8 million, or 113%, comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007. Excluding the impact from currency translation, net product sales of our professional diagnostic products increased by $383.6 million, or 110%, comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007. Of the currency adjusted increase, revenue increased primarily as a result of our acquisitions of: (i) Biosite, in June 2007, which contributed additional product revenue of $161.7 million in excess of those earned in the prior year’s comparative period, (ii) Cholestech, in September 2007, which contributed additional product revenue of $49.4 million in excess of those earned in the prior year’s comparative period, (iii) Bio-Stat Healthcare Group, or Bio-Stat, in October 2007, which contributed product revenue of $21.6 million, (iv) HemoSense, in November 2007, which contributed product revenue of $23.7 million, (v) Redwood, in December 2007, which contributed product revenue of $18.4 million, (vi) BBI, in February 2008, which contributed product revenue of $23.0 million and (vii) various less significant acquisitions, which contributed an aggregate of $39.1 million of such increase. Organic growth, particularly from our professional infectious disease products, also contributed to the growth. The currency adjusted organic growth for our professional diagnostic net product sales excluding the impact of acquisitions was 13%.
Health Management
     Net product sales from our health management business segment increased by $0.3 million, or 8%, comparing the three months ended September 30, 2008 to the three months ended September 30, 2007. Net product sales from our health management business segment increased by $8.6 million, or 172%, comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007. The increase in net product sales in each of the respective periods represents organic growth of sales related to our acquisition of QAS in June 2007.
Consumer Diagnostic Products
     Net product sales of our consumer diagnostic products increased by $5.0 million, or 17%, comparing the three months ended September 30, 2008 to the three months ended September 30, 2007. The increase in net product sales is primarily attributed to our acquisitions of: (i) Bio-Stat, in October 2007, which contributed product revenue of $2.3 million and (ii) BBI, in February 2008, which contributed product revenue of $1.7 million.
     Net product sales of our consumer diagnostic products decreased by $22.4 million, or 18%, comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007. The decrease in net product sales is primarily driven by the completion of our 50/50 joint venture with The Procter & Gamble Company, or P&G, in May 2007 in which we transferred substantially all of the assets of our consumer diagnostic products business, other than our manufacturing and core intellectual property assets. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting. Net product sales of our consumer diagnostic products for the nine months ended September 30, 2008 does, however, include $79.0 million of manufacturing revenue associated with our manufacturing agreement with the joint venture, whereby we manufacture and sell consumer diagnostic products to the joint venture. Partially offsetting the impact of the joint venture was an increase in revenue associated with the acquisitions of: (i) First Check Diagnostics LLC, or First Check, in January 2007, which contributed additional product revenue of $1.1 million, (ii) Bio-Stat, in October 2007, which contributed product revenue of $6.9 million and (iii) BBI, in February 2008, which contributed product revenue of $4.4 million.
Vitamins and Nutritional Supplements
     Our vitamins and nutritional supplements net product sales increased by $0.9 million, or 4%, comparing the three months ended September 30, 2008 to the three months ended September 30, 2007, and increased by $8.4 million, or 16%, comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007. The increase in each of the respective periods is primarily a result of organic growth from our existing customers.
     Services Revenue, Total and by Business Segment. Services revenue is primarily related to our newly-formed health management business segment which primarily includes our recent acquisitions of QAS, Alere, ParadigmHealth and Matria. In addition to the services revenue generated by our health management businesses, services revenue also includes revenue generated by our professional drugs of abuse testing and screening business, along with revenue associated with our long-term services agreement related to our consumer diagnostic joint venture formed with P&G in May 2007, pursuant to which we provide certain operational support services to the joint venture. Our services revenue was $127.8 million and $272.2 million for the three and nine months ended September 30, 2008, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Professional diagnostic products	$7,442	$—	$22,032	$—
Health management	119,785	1,350	248,239	1,719
Consumer diagnostic products	541	1,090	1,929	1,670

Total services revenue	$127,768	$2,440	$272,200	$3,389

Professional Diagnostic Products
     Services revenue provided by our professional diagnostic business segment of $7.4 million and $22.0 million for the three and nine months ended September 30, 2008, respectively, represent revenue related to the laboratory-based professional drugs of abuse testing and screening business at Redwood, which was acquired in December 2007.
Health Management
     Services revenue provided by our newly-formed health management business segment was $119.8 million and $248.2 million for the three and nine months ended September 30, 2008, respectively, with Matria contributing services revenue of $75.2 million and $119.7 million in each of the respective periods, Alere contributing services revenue during the respective periods of $22.9 million and $68.2 million, ParadigmHealth contributing services revenue during the respective periods of $18.2 million and $52.7 million, and QAS contributing services revenue during the respective periods of $3.0 million and $7.1 million.
Consumer Diagnostic Products
     Services revenue provided by our consumer diagnostic business segment decreased by $0.5 million, or 50%, comparing the three months ended September 30, 2008 to the three months ended September 30, 2007. Services revenue provided by our consumer diagnostic business segment increased by $0.3 million, or 16%, comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007. Services revenue provided by our consumer diagnostic business segment represents revenue related to our long-term services agreements with our 50/50 joint venture with P&G formed in May 2007, pursuant to which we provide certain operational support services to the joint venture.
     License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by approximately $3.3 million, or 36%, to $5.8 million for the three months ended September 30, 2008, from $9.1 million for the three months ended September 30, 2007, and increased by approximately $4.4 million, or 26%, to $21.5 million for the nine months ended September 30, 2008, from $17.1 million for the nine months ended September 30, 2007. The decrease in license and royalty revenue for the three months ended September 30, 2008 primarily relates to a $2.6 million royalty/license fee received by Biosite during the third quarter of 2007. License and royalty revenue for the nine months ended September 30, 2008 increased primarily as a result of our acquisition of Biosite in June 2007, which contributed $5.5 million of such increase. This increase was partially offset by decreases in existing royalty agreements.
     Gross Profit and Margin. Gross profit increased by $117.9 million, or 107%, to $228.1 million for the three months ended September 30, 2008, from $110.3 million for the three months ended September 30, 2007. Gross profit during the three months ended September 30, 2008 benefited primarily from higher than average margins earned on revenue from our recently acquired businesses, as discussed above. Gross profit for the three months ended September 30, 2008 included a $1.9 million restructuring charge related to the closure of various manufacturing and operating facilities. Gross profit for the three months ended September 30, 2007 included a $6.3 million charge related to the write up to fair market value of inventory acquired in connection with our acquisitions of Biosite and Cholestech.
     Gross profit increased by $359.7 million, or 141%, to $614.6 million for the nine months ended September 30, 2008, from $255.0 million for the nine months ended September 30, 2007. Gross profit during the nine months ended September 30, 2008 benefited primarily from higher than average margins earned on revenue from our recently acquired businesses, as discussed above. Gross profit for the nine months ended September 30, 2008 included a $16.4 million restructuring charge related to the closure of various manufacturing and operating facilities and a $2.0 million charge related to the write up to fair market value of inventory acquired in connection with our first quarter of 2008 acquisitions of BBI and Panbio Limited, or Panbio. Gross profit for the nine months ended September 30, 2007 included a $7.5 million charge related to the write up to fair market value of inventory acquired in connection with our acquisitions of Biosite and Cholestech.
     Cost of sales included amortization expense of $10.5 million and $7.5 million for the three months ended September 30, 2008 and September 30, 2007, respectively, and $34.2 million and $13.8 million for the nine months ended September 30, 2008 and September 30, 2007, respectively.

     Overall gross margin was 52% and 51% for the three and nine months ended September 30, 2008, respectively, compared to 46% for both the three and nine months ended September 30, 2007.
     Gross Profit from Net Product Sales, Total and by Business Segment. Gross profit from net product sales represents net product sales less cost of net product sales. Gross profit from total net product sales increased by $51.1 million, or 51%, to $152.2 million for the three months ended September 30, 2008 from $101.1 million for the three months ended September 30, 2007.
     Gross profit from total net product sales increased by $206.1 million, or 85%, to $448.3 million for the nine months ended September 30, 2008 from $242.2 million for the nine months ended September 30, 2007. Gross profit from net product sales by business segment for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2008	2007	Change	2008	2007	Change
Professional diagnostic products	$143,227	$93,790	53%	$419,393	$186,792	125%
Health management	395	1,134	(65)%	3,006	1,539	95%
Consumer diagnostic products	6,703	3,528	90%	18,925	49,970	(62)%
Vitamins and nutritional supplements	1,838	2,605	(29)%	7,000	3,900	79%

Total gross profit from net product sales	$152,163	$101,057	51%	$448,324	$242,201	85%

Professional Diagnostic Products
     Gross profit from net product sales for our professional diagnostic segment increased by $49.4 million, or 53%, to $143.2 million during the three months ended September 30, 2008, compared to $93.8 million for the three months ended September 30, 2007. The increase in gross profit was largely attributed to the increase in net product sales resulting primarily from our acquisitions of Cholestech, HemoSense and BBI, as discussed above.
     Gross profit from net product sales for our professional diagnostic segment increased by $232.6 million, or 125%, to $419.4 million during the nine months ended September 30, 2008, compared to $186.8 million for the nine months ended September 30, 2007. The increase in gross profit was largely attributed to the increase in net product sales resulting primarily from our acquisitions of Biosite, Cholestech and HemoSense, as discussed above.
     As a percentage of our professional diagnostic net product sales, gross margin for the three and nine months ended September 30, 2008 was 58% and 57%, respectively, compared to 54% for the three and nine months ended September 30, 2007.
Health Management
     Gross profit from net product sales for our health management business segment decreased by $0.7 million, or 65%, to $0.4 million during the three months ended September 30, 2008, compared to $1.1 million for the three months ended September 30, 2007.
     Gross profit from net product sales for our health management business segment increased by $1.5 million, or 95%, to $3.0 million during the nine months ended September 30, 2008, compared to $1.5 million for the nine months ended September 30, 2007. The increase in gross profit for the nine months ended September 30, 2008 primarily relates to our acquisition of QAS in June 2007.
     As a percentage of our health management net product sales, gross margin for the three and nine months ended September 30, 2008 was 9% and 22%, respectively, compared to 28% and 31% for both the three and nine months ended September 30, 2007, respectively.
Consumer Diagnostic Products
     Gross profit from net product sales for our consumer diagnostic segment increased by $3.2 million, or 90%, to $6.7 million for the three months ended September 30, 2008, compared to $3.5 million for the three months ended

September 30, 2007. The increase during the three months ended September 30, 2008 is primarily a result of the gross profit earned on revenue from our acquisitions of BBI and Bio-Stat.
     Gross profit from net product sales for our consumer diagnostic segment decreased by $31.0 million, or 62%, to $18.9 million for the nine months ended September 30, 2008, compared to $50.0 million for the nine months ended September 30, 2007. The decrease during the nine months ended September 30, 2008 is primarily a result of the formation of our consumer diagnostic business joint venture with P&G in May 2007, partially offset by the gross profit earned on revenue from our acquisitions of BBI, Bio-Stat and First Check, as discussed above, and manufacturing profit associated with products sold under our manufacturing agreement with the joint venture.
     As a percentage of our consumer diagnostic net product sales, gross margin for the three and nine months ended September 30, 2008 was 20% and 18%, respectively, compared to 12% and 40% for the three and nine months ended September 30, 2007, respectively. The increase in gross margin percentage for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is primarily a result of the gross profit earned on the revenue from the acquisitions of BBI and Bio-Stat. The decrease in gross margin percentage for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is driven by the completion of our 50/50 joint venture with P&G in May 2007. As a result of the joint venture, our consumer diagnostic net product sales consist of the manufacturing revenue associated with our manufacturing agreement with the joint venture, whereby we manufacture and sell consumer diagnostic products to the joint venture.
Vitamins and Nutritional Supplements
     Gross profit from our vitamins and nutritional supplements business decreased by $0.8 million, or 29%, to $1.8 million from $2.6 million, comparing the three months ended September 30, 2008 to the three months ended September 30, 2007. The decrease is primarily the result of shift in product mix to lower margin product sold sales versus the comparative quarter in 2007.
     Gross profit from our vitamins and nutritional supplements business increased by $3.1 million, or 79%, to $7.0 million from $3.9 million, comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007. The increase is primarily the result of improved factory utilization and our cost reduction initiatives in our private label manufacturing business.
     As a percentage of net product sales, gross margin for our vitamins and nutritional supplements business was approximately 8% and 11%, for the three and nine months ended September 30, 2008, respectively, compared to 13% and 7%, for the three and nine months ended September 30, 2007, respectively.
     Gross Profit from Services Revenue, Total and by Business Segment. Gross profit from services revenue was $71.9 million and $152.3 million for the three and nine months ended September 30, 2008, respectively, and represents gross profit related to services revenue associated with our newly-formed health management business segment, which includes our recent acquisitions of QAS, Alere, ParadigmHealth and Matria, our professional drugs of abuse testing and screening businesses, and our long-term services agreement related to our consumer diagnostic joint venture formed with P&G in May 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Professional diagnostic products	$3,611	$—	$11,228	$—
Health management	67,710	1,217	139,167	1,550
Consumer diagnostic products	541	1,090	1,929	1,670

Total gross profit from services revenue	$71,862	$2,307	$152,324	$3,220

Professional Diagnostic Products
     Gross profit from services revenue for our professional diagnostic business segment was $3.6 million and $11.2 million for the three and nine months ended September 30, 2008, respectively, and represents gross profit related to the services provided by our professional drugs of abuse testing and screening business, Redwood, which was acquired in December 2007.

     As a percentage of our professional diagnostic services revenue, gross margin for the three and nine months ended September 30, 2008 was 49% and 51%, respectively.
Health Management
     Gross profit from services revenue for our newly-formed health management business segment was $67.7 million and $139.2 million for the three and nine months ended September 30, 2008, respectively, and represents gross profit related to the services provided by our health management businesses, primarily Alere, ParadigmHealth, QAS and Matria.
     As a percentage of our health management services revenue, gross margin for the three and nine months ended September 30, 2008 was 57% and 56%, respectively.
Consumer Diagnostic Products
     Gross profit from services revenue for our consumer diagnostic business segment was $0.5 million and $1.9 million for the three and nine months ended September 30, 2008, respectively, and represents gross profit from services revenue related to our long-term services agreements with the joint venture, pursuant to which we provide certain operational support services to the joint venture. We presently do not allocate any cost of goods sold to the services revenue related to this long-term service agreement. All costs for this segment are recorded in the gross profit from net product sales.
     Research and Development Expense. Research and development expense increased by $5.2 million, or 25%, to $25.7 million for the three months ended September 30, 2008 from $20.5 million for the three months ended September 30, 2007. The increase in research and development expense for the three months ended September 30, 2008, included approximately $3.5 million of additional spending related to newly-acquired businesses, primarily Cholestech, HemoSense and the various less significant acquisitions. Research and development expense increased by $41.8 million, or 94%, to $86.4 million for the nine months ended September 30, 2008 from $44.6 million for the nine months ended September 30, 2007. The increase in research and development expense for the nine months ended September 30, 2008, included approximately $26.6 million of additional spending related to newly-acquired businesses, primarily Biosite, Cholestech, HemoSense and the various less significant acquisitions. Also included in research and development expense was restructuring charges of $0.3 million and $6.9 million for the three and nine months ended September 30, 2008, respectively, and $0.3 million for both the three and nine months ended September 30, 2007. Additionally, our funding arrangement with ITI Scotland Limited was complete as of December 31, 2007 and as such no funding was earned during the three and nine months ended September 30, 2008. This funding arrangement was reflected as an offset to research and development expense in amounts of $4.8 million and $13.7 million for the three and nine months ended September 30, 2007, respectively.
     Amortization expense of $1.0 million and $2.8 million was included in research and development expense for the three and nine months ended September 30, 2008, respectively, and $0.6 million and $2.2 million for the three and nine months ended September 30, 2007, respectively.
     Research and development expense as a percentage of net revenue was 6% and 7% for the three and nine months ended September 30, 2008, respectively, compared to 9% and 8% for the three and nine months ended September 30, 2007, respectively.
     Purchase of In-Process Research and Development (“IPR&D”). In connection with of our acquisition of Biosite in 2007, we acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected. The following table sets forth IPR&D projects we acquired in connection with the Biosite acquisition (amounts in thousands):

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
     Sales and Marketing Expense. Sales and marketing expense increased by $56.1 million, or 116%, to $104.6 million for the three months ended September 30, 2008, from $48.5 million for the three months ended September 30, 2007. Sales and marketing expense increased by $176.5 million, or 168%, to $281.3 million for the nine months ended September 30, 2008 from $104.8 million for the nine months ended September 30, 2007. The increase in sales and marketing expense for the three months ended September 30, 2008 relates primarily to additional spending related to newly-acquired businesses. The increase in sales and marketing expense for the nine months ended September 30, 2008 relates primarily to additional spending related to newly-acquired businesses. Also included in sales and marketing expense were restructuring charges of $0.4 million and $3.5 million for the three and nine months ended September 30, 2008, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2007, respectively.
     Amortization expense of $41.9 million and $106.1 million was included in sales and marketing expense for the three and nine months ended September 30, 2008, respectively, and $11.6 million and $19.9 million for the three and nine months ended September 30, 2007, respectively.
     Sales and marketing expense as a percentage of net revenue increased to 24% and 23% for the three and nine months ended September 30, 2008, respectively, compared to 20% and 19% for both the three and nine months ended September 30, 2007, respectively.
     General and Administrative Expense. General and administrative expense increased by approximately $55.9 million, or 195%, to $84.6 million for the three months ended September 30, 2008, from $28.7 million for the three months ended September 30, 2007. General and administrative expense increased by approximately $96.2 million, or 81%, to $215.4 million for the nine months ended September 30, 2008 from $119.2 million for the nine months ended September 30, 2007. The increase in general and administrative expense for the three months ended September 30, 2008 relates primarily to additional spending related to newly-acquired businesses. Legal spending increased by approximately $3.0 million for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Also included in general and administrative expense for the three months ended September 30, 2008 is $3.0 million in restructuring charges representing an increase of approximately $2.9 million from the comparable period in 2007 and $4.2 million of stock-based compensation expense, representing an increase of approximately $2.0 million from the comparable period in 2007. The increase in general and administrative expense for the nine months ended September 30, 2008 relates primarily to additional spending related to newly-acquired businesses. Legal spending increased by approximately $9.9 million for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. Also included in general and administrative expense for the nine months ended September 30, 2008 is $6.1 million in restructuring charges representing an increase of approximately $5.3 million from the comparable period in 2007 and $12.0 million of stock-based compensation expense, representing a decrease of approximately $37.5 million from the comparable period in 2007 which included a charge of $45.2 million related to our acquisition of Biosite.
     Amortization expense of $6.4 million and $11.3 million was included in general and administrative expense for the three and nine months ended September 30, 2008, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively.
     General and administrative expense as a percentage of net revenue increased to 19% for the three months ended September 30, 2008, as compared to 12% for the three months ended September 30, 2007, and decreased to 18% for the nine months ended September 30, 2008 as compared to 22% for the nine months ended September 30, 2007.
     Interest Expense. Interest expense includes interest charges, the write-off and amortization of deferred financing costs and the amortization of non-cash discounts associated with our debt issuances. Interest expense decreased by $5.4 million, or 19%, to $23.6 million for the three months ended September 30, 2008, from $29.0 million for the three months ended September 30, 2007. Interest expense increased by $22.5 million, or 40%, to $78.8 million for the nine months ended September 30, 2008, from $56.2 million for the nine months ended September 30, 2007. The decrease in interest expense for the three months ended September 30, 2008 primarily relates to lower interest rates on outstanding debt versus the comparable period in 2007. The increase in interest expense for the nine months ended September 30, 2008 was partially due to $6.6 million in interest expense related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease in Bedford, England recorded in connection with our 2008 restructuring plans. Contributing to the increase for the nine months ended September 30, 2008 was $0.8 million of interest expense recorded in connection with a legal settlement with one of our distributors in June 2008. Additionally, such increase was a result of higher average outstanding debt balances during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. Interest expense for the nine months ended September 30, 2007 included the write-off of $15.6 million of deferred financing costs and prepayment premium related to the repayment of outstanding debt, in conjunction with our financing arrangements related to our Biosite acquisition.
     Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Interest income	$472	$1,412	$(940)	$5,606	$7,678	$(2,072)
Foreign exchange gains (losses), net	(3,056)	1,290	(4,346)	(4,907)	2,615	(7,522)
Other	1,432	(559)	1,991	(6,088)	(1,471)	(4,617)

Total other income (expense), net	$(1,152)	$2,143	$(3,295)	$(5,389)	$8,822	$(14,211)

     Interest income of $0.5 million and $5.6 million for the three and nine months ended September 30, 2008, respectively decreased by $0.9 million and $2.1 million, compared to the three and nine months ended September 30, 2007, respectively. This decrease is primarily the result of less interest earned on lower cash balances.
     Other income of $1.4 million for the three months ended September 30, 2008 includes $0.3 million of income associated with a favorable settlement of a prior year’s royalty collected during the quarter. Other expense of $6.1 million for the nine months ended September 30, 2008 includes a $12.5 million charge associated with an arbitration decision, partially offset by $5.6 million of income associated with a favorable settlement of a prior year’s royalty collected during the nine-month period. Other loss of $0.5 million for the three months ended September 30, 2007, primarily reflects minority interest expense related to our less than wholly-owned subsidiaries and other investments. Other loss of $1.5 million for the nine months ended September 30, 2007, primarily reflects minority interest expense related to our less than wholly-owned subsidiaries, partially offset by a $0.8 million gain which resulted from a favorable adjustment to the rental terms of one of our leased facilities.
     (Benefit) Provision for Income Taxes. The benefit for income taxes increased by $3.1 million, to a $4.7 million benefit for the three months ended September 30, 2008, from a $1.6 million benefit for the three months ended

September 30, 2007. The provision for income taxes decreased by $14.8 million, to a $13.3 million benefit for the nine months ended September 30, 2008, from a $1.6 million provision for the nine months ended September 30, 2007. The effective tax rate was 40.3% and 25.6% for the three and nine months ended September 30, 2008, compared to 0.9% and (0.7)% for the three and nine months ended September 30, 2007. The income tax benefit for the nine months ended September 30, 2008 is primarily related to the recognition of the federal income tax benefit and foreign income tax benefits for various foreign subsidiaries. The income tax benefit for the three months ended September 30, 2008 is primarily related to the recognition of the federal income tax benefit and foreign income tax benefits for various foreign subsidiaries. The income tax benefit for the three months ended September 30, 2007 includes benefit relating to the recognition of US federal and state losses, as well as foreign losses and net operating loss (“NOL”) utilization. Other components of the tax provision include a state income tax provision and foreign income tax provisions for various foreign subsidiaries.
     Equity Earnings (Losses) in Unconsolidated Entities, Net of Tax. Equity earnings (losses) in unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings (losses) in unconsolidated entities, net of tax, for the three and nine months ended September 30, 2008 reflects the following: (i) earnings (losses) from our 50% interest in our joint venture with P&G in the amount of $2.8 million and $(0.2) million, respectively, (ii) earnings from our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.1 million and $0.2 million, respectively, and (iii) earnings from our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.3 million and $1.2 million, respectively. Included in our earnings (losses) from our 50% joint venture with P&G for the nine months ended September 30, 2008 are restructuring charges associated with the announced closure of our Unipath facility located in Bedford, England in the amount of $6.0 million, which represents our 50% share of a total $11.2 million of restructuring charges borne by the joint venture. Of the $11.2 million, $7.4 million related to fixed asset impairments, $3.6 million related to early termination lease penalties and $0.2 million related to severance costs.
     Net Loss. We incurred a net loss of $3.7 million, or $0.12 per basic and diluted common share, for the three months ended September 30, 2008, compared to net loss of $180.6 million, or $3.74 per basic and diluted common share, for the three months ended September 30, 2007. We incurred a net loss of $38.2 million, or $0.60 per basic and diluted common share, for the nine months ended September 30, 2008, compared to net loss of $229.0 million, or $4.89 per basic and diluted common share, for the nine months ended September 30, 2007. The net loss for the three and nine months ended September 30, 2008, compared to the net loss for the three and nine months ended September 30, 2007, primarily resulted from the various factors as discussed above. See Note 5 of the accompanying consolidated financial statements for the calculation of net loss per common share.
Liquidity and Capital Resources
     Based upon our current working capital position, current operating plans and expected business conditions, we currently expect to fund our short and long-term working capital needs and other commitments primarily through our operating cash flow, and we expect our working capital position to improve as we improve our operating margins and grow our business through new product introductions and by continuing to leverage our strong intellectual property position. At this point in time, our liquidity has not been materially impacted by the recent and unprecedented disruption in the current capital and credit markets and we do not expect that it will be materially impacted in the near future. We will continue to closely monitor our liquidity and the capital and credit markets. However, we cannot predict with any certainty the impact to us of any further disruption in the credit environment.
     In addition, we may also utilize our revolving credit facility, or other sources of financing, to fund a portion of our capital needs and other future commitments, including future acquisitions. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
     Our funding plans for our working capital needs and other commitments may be adversely impacted by unexpected costs associated with prosecuting and defending our existing lawsuits and/or unforeseen lawsuits against us, integrating the operations of newly-acquired companies and executing our cost savings strategies. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to make significant investments in our research and development efforts related to the substantial intellectual property portfolio we own. We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed, or, may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.
     As of September 30, 2008, in addition to other indebtedness, we had approximately $1.1 billion in aggregate principal amount of indebtedness outstanding under our First Lien Credit Agreement, $250.0 million in aggregate principal amount of indebtedness outstanding under our Second Lien Credit Agreement (collectively with the First Lien Credit Agreement, the secured credit facilities), and $150.0 million in indebtedness under our outstanding 3% senior subordinated convertible notes, or the senior subordinated convertible notes. Included in the secured credit facilities is a revolving line-of-credit of $150.0 million, of which $142.0 million was outstanding as of September 30, 2008.
     Interest on our First Lien indebtedness, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
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
     For the three and nine months ended September 30, 2008, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $21.3 million and $64.9 million, respectively. For the three and nine months ended September 30, 2007, we recorded interest expense, including amortization of deferred financing costs, under our previous senior credit facility in the aggregate amount of $1.2 million and $3.7 million, respectively. Included in interest expense for the three and nine months ended September 30, 2007, is the write-off of $0 and $2.6 million, respectively, in unamortized deferred financing costs. As of September 30, 2008, accrued interest related to the secured credit facilities amounted to $1.7 million. As of September 30, 2008, we were in compliance with all debt covenants related to the above debt, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.
     Interest expense related to our senior subordinated convertible notes for the three and nine months ended September 30, 2008, including amortization of deferred financing costs, was $1.2 million and $3.7 million, respectively. As of September 30, 2008, accrued interest related to the senior subordinated convertible notes amounted to $1.7 million.
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
     As of September 30, 2008, we had 1.8 million shares of our Series B preferred stock issued and outstanding. Upon a conversion of these shares of Series B preferred stock, we may, at our option and in our sole discretion, satisfy the entire conversion obligation in cash, or through a combination of cash and common stock, to the extent permitted under our secured credit facilities and under Delaware law.
Summary of Changes in Cash Position
     As of September 30, 2008, we had cash and cash equivalents of $154.2 million, a $260.6 million decrease from December 31, 2007. Our primary sources of cash during the nine months ended September 30, 2008, included $114.3 million generated by our operating activities, $18.6 million from common stock issues under employee stock option and stock purchase plans, $138.3 million from borrowing under of existing credit facilities, and a decrease of $138.2 million in restricted cash. Investing activities during the nine months ended September 30, 2008 used a total of $657.7 million of cash, net of cash acquired, primarily related to our acquisition activities and capital expenditures. Our financing activities, aside from the decrease in restricted cash, proceeds from borrowings under our secured credit facilities and cash received from common stock issues under employee stock option and stock purchase plans, used $11.6 million of cash related to repayments under our secured credit facilities and capital lease obligations. Fluctuations in foreign currencies positively impacted our cash balance by $0.3 million during the nine months ended September 30, 2008.
Cash Flows from Operating Activities
     Net cash provided by operating activities during the nine months ended September 30, 2008 was $114.3 million, which resulted from $215.6 million of non-cash items, offset by our net loss of $38.2 million and $63.1 million of cash used to meet net working capital requirements during the period. The $215.6 million of non-cash items included $194.2 million related to depreciation and amortization, $22.6 million related to the impairment of assets, $19.7 million related to non-cash stock-based compensation expense and $4.4 million related to the amortization of deferred financing costs, partially offset by a $28.3 million decrease related to the recognition of a tax benefit for current year losses and a $1.2 million decrease related to equity investments in unconsolidated entities.
Cash Flows from Investing Activities
     Our investing activities during the nine months ended September 30, 2008 utilized $657.7 million of cash, including $614.2 million used for acquisitions and transaction-related costs, net of cash acquired, $46.8 million of capital expenditures, net of proceeds from sale of equipment, partially offset by a $3.2 million decrease in investments and other assets, which included an $11.2 million return of cash from our 50/50 joint venture with P&G.
     Significant acquisitions during the nine months ended September 30, 2008 included Matria, BBI and Panbio, which accounted for approximately $561.5 million of the $614.2 million of cash used for acquisitions.
Cash Flows from Financing Activities
     Net cash provided by financing activities during the nine months ended September 30, 2008 was $282.5 million. During 2007, in connection with the pending acquisition of BBI, a restricted cash balance was created in the amount of approximately $140.5 million. Subsequent to the acquisition of BBI in February 2008, this cash balance became unrestricted and available for future financing-related activities. Additionally, financing activities provided $18.6 million from issuance of common stock under employee stock option and stock purchase plans, as well as $138.3 million from borrowings under existing credit facilities.
     As of September 30, 2008, we had an aggregate of $1.4 million in outstanding capital lease obligations which are payable through 2012.

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
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of September 30, 2008.
Contractual Obligations
     The following table summarizes our principal contractual obligations as of September 30, 2008 that have changed significantly since December 31, 2007 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 but omitted in the table below represent those that have not changed significantly since that date (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Long-term debt obligations (1)	$1,524,147	$8,391	$29,638	$22,197	$1,463,921
Operating lease obligations	134,720	23,497	38,553	25,265	47,405
Purchase obligations — capital expenditures	16,874	—	—	—	16,874
Purchase obligations — other	64,137	62,065	2,072	—	—

	$1,739,878	$93,953	$70,263	$47,462	$1,528,200

(1)	Long-term debt obligations increased by $144.0 million since December 31, 2007, primarily due to the utilization of $142.0 million on our revolving line-of-credit for the acquisition of Matria in May 2008.
     As of September 30, 2008, we have contingent consideration contractual terms related to our acquisitions of Alere, Binax, Inc., or Binax, Bio-Stat, Clondiag, Diamics, First Check, Gabmed, Matritech, Promesan, Spectral/Source, our most recently acquired healthcare business, Vision Biotech Pty Ltd., or Vision, and Global Diagnostic CC, or Global. With the exception of Alere, the contingent considerations will be accounted for as increases in the aggregate purchase prices if and when the contingencies occur.

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
     With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. As of September 30, 2008, the remaining contingent consideration to be earned is approximately $7.3 million.
     With respect to Bio-Stat, the terms of the acquisition provide for contingent consideration payable in the form of loan notes to the Bio-Stat shareholders, if certain EBITDA (earnings before interest, taxes, depreciation and amortization) milestones are met for 2007. The EBITDA milestones were met in 2007 and loan notes totaling $6.2 million were issued during the third quarter of 2008 and remain outstanding as of September 30, 2008.
     With respect to Clondiag, the terms of the acquisition agreement provide for $8.9 million of contingent consideration, consisting of approximately 0.2 million shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products are developed on Clondiag’s platform technology during the three years following the acquisition date. Successful completion of the second milestone occurred during the first quarter of 2008 for which we made a payment for $0.9 million and issued 56,080 shares of our common stock during the first quarter of 2008. Successful completion of the third and fourth milestones occurred during the third quarter of 2008 and, accordingly, accrued contingent consideration of $4.8 million was accrued as of September 30, 2008.
     With respect to Diamics, the terms of the acquisition agreement provide for contingent consideration payable upon the successful completion of certain milestones, including development of business plans and marketable products. As of September 30, 2008, the remaining contingent consideration to be earned is approximately $2.3 million.
     With respect to First Check, the terms of the acquisition agreement require us to pay an earn-out to First Check equal to the incremental revenue growth of the acquired products for 2007 and for the first nine months of 2008, as compared to the immediately preceding comparable periods. The 2007 milestone, totaling $2.2 million, was met and accrued as of December 31, 2007 and was paid during the first quarter of 2008. As of September 30, 2008, the second earn-out requirements were met resulting in accrued contingent consideration of $0.3 million during the third quarter of 2008.
     With respect to Gabmed, the terms of the acquisition agreement provide for contingent consideration totaling up to €750,000 payable in up to five annual amounts beginning in 2007, upon successfully meeting certain revenue and EBIT (earnings before interest and taxes) milestones in each of the respective annual periods. The 2007 milestone, totaling €0.1 million ($0.2 million), was met and accrued as of June 30, 2008, and was paid during the third quarter of 2008.
     With respect to Matritech, the terms of the acquisition agreement require us to pay an earn-out to the former Matritech shareholders upon successfully meeting certain revenue targets in 2008. As of September 30, 2008, no milestones have been met.
     With respect to Promesan, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain annual revenue targets. Total contingent consideration of up to €0.6 million is payable in three equal annual amounts of €0.2 million beginning in 2007 and ending in 2009. The 2007 milestone, totaling €0.2 million ($0.3 million), was met and accrued as of December 31, 2007 and was paid during the first quarter of 2008.
     With respect to Spectral/Source, the terms of the acquisition agreement require us to pay an earn-out equal to two times the consolidated revenue of Spectral/Source less $4.0 million, if the consolidated profits before tax of Spectral/Source is at least $0.9 million on the one year anniversary (“milestone period”) following the acquisition date. If consolidated profits before tax of Spectral/Source for the milestone period are less than $0.9 million, then the amount of the payment will be equal to seven times Spectral/Source’s consolidated profits before tax less $4.0 million. The contingent consideration is payable 60% in cash and 40% in stock. As of September 30, 2008, revenue and profit milestones were achieved resulting in accrued contingent consideration of $2.7 million.
     With respect to our most recently acquired healthcare business, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets for the twelve months ending June 30, 2009 and December 31, 2010, respectively. As of September 30, 2008, we accrued a liability in the amount of $5.8 million to avoid recognition of negative goodwill, as a result of not recognizing additional purchase price consideration that is contingent on future events.
     With respect to Vision, the terms of the acquisition agreement provide for incremental consideration payable to the former Vision shareholders. The maximum amount of incremental consideration payable is approximately $3.2 million, of which $1.0 million is guaranteed and accrued as of September 30, 2008. The remaining contingent consideration is payable upon the completion of certain milestones and successfully maintaining certain production levels and product costs during each of the two years following the acquisition date.
     With respect to Global, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue targets in 2008. As of September 30, 2008, no milestones have been met.
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
     Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $10.9 million and $33.4 million, or 4% of net product sales for both the three and nine months ended September 30, 2008, respectively, compared to $12.3 million and $39.4 million, or 5% and 7%, respectively, of net product sales for the three and nine months ended September 30, 2007, respectively, which have been recorded against product sales to derive our net product sales.
     Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $268.4 million and $163.4 million, net of allowances for doubtful accounts of $9.2 million and $12.2 million, as of September 30, 2008 and December 31, 2007, respectively.
Valuation of Inventories
     We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers, manufacturing lead times and, less commonly, decisions to withdraw our products from the market. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $196.6 million and $148.2 million, net of a provision for excess and obsolete inventory of $10.3 million and $8.1 million, as of September 30, 2008 and December 31, 2007, respectively.
Valuation of Goodwill and Other Long-Lived and Intangible Assets
     Our long-lived assets include: (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of September 30, 2008, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, was $287.3 million, $3.1 billion and $1.7 billion, respectively.
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
     Valuation of Goodwill
     We have goodwill balances related to our professional diagnostic, health management and consumer diagnostic reporting segments, which amounted to $1.7 billion, $1.3 billion and $51.4 million, respectively, as of September 30, 2008. Goodwill as of December 31, 2007, related to our newly-formed health management business segment in the amount of $463.1 million has been reclassified from Professional Diagnostic Products to Health Management as of December 31, 2007. As of September 30, 2007, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our reporting units was impaired. Because future cash flows and operating results used in the impairment review are based on management’s projections and assumptions, future events can cause such projections to differ from those used at September 30, 2007, which could lead to significant impairment charges of goodwill in the future. No events or circumstances have occurred since our review as of September 30, 2007, that would require us to reassess whether the carrying values of our goodwill have been impaired.

     Valuation of Other Long-Lived Tangible and Intangible Assets
     Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of September 30, 2008, future events could cause us to conclude otherwise.
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
Loss Contingencies
     In the section of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, titled “Item 3. Legal Proceedings,” and in Part II, Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q we have reported on material legal proceedings. In addition, because of the nature of our business, we may from time to time be subject to commercial disputes, consumer product claims or various other lawsuits, and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can results in counterclaims against us.
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
     On September 19, 2008, the Estate of Melissa Prince Quisenberry filed a class action complaint in the Superior Court of California on behalf of herself and others similarly situated against Alere and Agora Parent, Inc., both our wholly owned subsidiaries; Ronald D. Geraty, MD, Chief Executive Officer of Alere and certain other individuals who were executive officers, directors and/or significant shareholders of Alere (collectively the “Alere Individual Defendants”); as well as certain other unaffiliated entities alleging that the Alere Individual Defendants breached fiduciary duties of good faith, fair dealing, loyalty and candor; and that Alere and certain unaffiliated entities aided, abetted and substantially participated in the breach of fiduciary duty. Plaintiff and class owned common and/or preferred stock in Alere and allege that the defendants forced them to tender their stock in connection with the March 14, 2007 sale of Alere to an unaffiliated entity at a price which was substantially lower than the price at which we bought Alere on October 24, 2007.
     Otherwise, we are not a party to any legal proceedings that we currently believe could materially adversely affect our results of operations or financial condition or net cash flows.
Recent Accounting Pronouncements
Recently Issued Standards
     In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of these provisions did not have a material impact on our consolidated financial statements.
     In June 2008, the FASB ratified EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which addresses the accounting for certain instruments as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This Issue is effective for fiscal years beginning after December 15, 2008. We are currently in the process of evaluating the impact of adopting this pronouncement.
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
     In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.
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
     In December 2007, the FASB issued SFAS No. 141-R, Business Combinations. This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. Given our history of acquisition activity, we anticipate the adoption of SFAS No. 141-R to have a significant impact on our consolidated financial statements. Early adoption of this statement is not permitted.
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
•	economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and the potential effect of such fluctuations on revenues, expenses and resulting margins;

•	the impact of poor economic conditions and financial markets, including the current credit markets, on our plans and operations and those of our suppliers and customers;

•	competitive factors, including technological advances achieved and patents attained by competitors and generic competition;

•	domestic and foreign healthcare changes resulting in pricing pressures, including the continued consolidation among healthcare providers, trends toward managed care and healthcare cost containment and government laws and regulations relating to sales and promotion, reimbursement and pricing generally;

•	government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products and licensing;

•	manufacturing interruptions, delays or capacity constraints or lack of availability of alternative sources for components for our products, including our ability to successfully maintain relationships with suppliers, or to put in place alternative suppliers on terms that are acceptable to us;

•	difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals or clearances in the United States and abroad, gain and maintain market approval or clearance of products and the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights which can preclude or delay commercialization of a product;

•	significant litigation adverse to us, including product liability claims, patent infringement claims and antitrust claims;

•	product efficacy or safety concerns resulting in product recalls or declining sales;

•	the impact of business combinations, including acquisitions and divestitures;

•	our ability to establish a 50/50 joint venture, or an alternative arrangement offering similar economic benefits, for our health management business and to successfully put to use the proceeds we expect to receive in connection with any such joint venture or other arrangement;

•	our ability to satisfy the financial covenants and other conditions contained in the agreements governing our indebtedness;

•	our ability to obtain required financing on terms that are acceptable to us; and

•	the issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board or the SEC.

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
     Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At September 30, 2008, our short-term investments approximated market value.
     At September 30, 2008, we had a term loan in the amount of $963.2 million and a revolving line-of-credit available to us of up to $150.0 million, of which $142.0 million was outstanding as of September 30, 2008, under our First Lien Credit Agreement. Interest on the term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At September 30, 2008, we also had a term loan in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on this term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
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
     Assuming no changes in our leverage ratio, which would affect the margin of the interest rates under the credit agreements, the effect of interest rate fluctuations on outstanding borrowings as of September 30, 2008 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase
Interest rates increase by 100 basis points	$8,632
Interest rates increase by 200 basis points	$17,264
Foreign Currency Risk
     We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three and nine months ended September 30, 2008, the net impact of foreign currency changes on transactions was a loss of $3.1 million and $4.9 million, respectively. Generally, we do not use derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures.
     Gross margins of products we manufacture at our European plants and sell in U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 49.8% for the three months ended September 30, 2008. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended September 30, 2008, our gross margin on total net product sales would have been 49.9%, 50.1% and 50.3%, respectively. Our gross margin on total net product sales was 48.8% for the nine months ended September 30, 2008. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the nine months ended September 30, 2008, our gross margin on total net product sales would have been 48.9%, 49.1% and 49.3%, respectively.
     In addition, because a substantial portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results), our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar. If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of each of our foreign subsidiaries, our net product sales revenue and our net loss would have been impacted by approximately the following amounts (in thousands):

If, during the three months	Approximate	Approximate
ended September 30, 2008, the	decrease in net	increase in net
U.S. dollar was stronger by:	revenue	loss
1%	$962	$18
5%	$4,811	$88
10%	$9,621	$177

If, during the nine months	Approximate	Approximate
ended September 30, 2008, the	decrease in net	decrease in net
U.S. dollar was stronger by:	revenue	loss
1%	$2,621	$46
5%	$14,029	$228
10%	$28,289	$455
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a – 15(e) or 15d – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at that time. We and our management understand nonetheless that controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, our CEO and CFO concluded that such disclosure controls and procedures were effective as of such date at the “reasonable assurance” level.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On September 19, 2008, the Estate of Melissa Prince Quisenberry filed a class action complaint in the Superior Court of California on behalf of herself and others similarly situated against Alere Medical Inc. (“Alere”) and Agora Parent, Inc., both our wholly owned subsidiaries; Ronald D. Geraty, MD, Chief Executive Officer of Alere and certain other individuals who were executive officers, directors and/or significant shareholders of Alere (collectively the “Alere Individual Defendants”); as well as certain other unaffiliated entities alleging that the Alere Individual Defendants breached fiduciary duties of good faith, fair dealing, loyalty and candor; and that Alere and certain unaffiliated entities aided, abetted and substantially participated in the breach of fiduciary duty. Plaintiff and class owned common and/or preferred stock in Alere and allege that the defendants forced them to tender their stock in connection with the March 14, 2007 sale of Alere to an unaffiliated entity at a price which was substantially lower than the price at which we bought Alere on October 24, 2007.
     Otherwise we are not a party to any pending legal proceedings that we currently believe could materially adversely affect our results of operations or financial condition or net cash flows. However, as discussed in our Annual Report on Form 10-K, as amended, for fiscal 2007, we are subject at any particular time to various types of lawsuits arising in the ordinary course of our business. These suits often involve employment or commercial matters, including claims of patent infringement. Our subsidiary Alere Medical, Inc. is currently defending infringement claims brought by Health Hero Network, Inc. (“Health Hero”), which alleges to have patented certain processes related to home monitoring of patients. While we believe that we have strong defenses to Health Hero’s claims and intend to defend the claims vigorously, these, or other infringement claims, could potentially impact existing or future business opportunities. The United States Patent and Trademark Office has already granted our requests for reexamination of several of the Health Hero patents in suit. On November 4, 2008, we were made aware of infringement claims brought by Healthways, Inc. and Robert Bosch North America, Inc., owner of Health Hero, under different patents. This action has not been formally served on us. We have not been able to fully assess these new claims. We intend to vigorously defend these claims and consider filing counterclaims in response.
     We are also subject to claims brought by investors. See Part II, Item 1, “Legal Proceedings,” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 for a description of a purported federal securities class action lawsuit against us and certain of our executive officers.
ITEM 1A. RISK FACTORS
     There have been no material changes from the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2007, except for the following:
Disruptions in the capital and credit markets related to the current national and world-wide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.
     The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. These disruptions could adversely affect our ability to draw on our bank revolving credit facility, which is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rate. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.
ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.

Date: November 6, 2008	/s/ DAVID TEITEL

David Teitel
Chief Financial Officer and an authorized officer