Form 10-K
period 2008-12-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2009-03-02
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-16789

INVERNESS MEDICAL INNOVATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3565120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
51 Sawyer Road, Suite 200, Waltham, Massachusetts	02453
(Address of principal executive offices)	(Zip Code)
(781) 647-3900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”):

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 per share par value	New York Stock Exchange
Series B Convertible Perpetual Preferred Stock, $0.001 per share par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock on the American Stock Exchange on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,824,439,990.

As of February 25, 2009, the registrant had 78,626,101 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s annual meeting of shareholders currently scheduled to be held on May 21, 2009 are incorporated by reference into Part III of this Form 10-K.

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
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (in thousands, except par value amounts)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Continued) (in thousands, except par value amounts)
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Continued) (in thousands, except par value amounts)
CONSOLIDATED STATEMENT OF CASH FLOWS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ex-10.2 Amendment No.1 to Distribution Agreement between Biosite and Fisher Scientific Company L.L.C., effective January 1, 2006
Ex-10.3 Amendment No.2 to Distribution Agreement between Biosite and Fisher Scientific Company L.L.C., effective June 30, 2008
Ex-10.4 Amendment No.2B to Distribution Agreement between Biosite and Fisher Scientific Company L.L.C., effective July 8, 2008
Ex-10.5 Amendment No.3 to Distribution Agreement between Biosite and Fisher scientific Company L.L.C., effective July 11, 2008
Ex-10.30 Form of Non-Qualified Stock Option Agreement for Non-Employee Directors
Ex-10.31 Form of Non-Qualified Stock Option Agreement for U.S. Executives
Ex-10.32 Form of Non-Qualified Stock Option Agreement for Non-U.S. Executives
Ex-10.33 Form of Incentive Stock Option Agreement for Executives
Ex-10.34 Inverness Medical Innovations, Inc. HM Revenue and Customs Share Option Plan (2007)
Ex-10.35 Rules of the Inverness Medical innovations, Inc. 2001 Stock Option and Incentive Plan for the Grant of Options to Participants in France
Ex-21.1 List of Subsidiaries of the Company as of February 25, 2009
Ex-23.1 Consent of BDO Seidman, LLP
Ex-31.1 Section 302 Certification of the Chief Executive Officer
Ex-31.2 Section 302 Certification of the Chief Financial Officer
Ex-32.1 Section 906 Certification of the Chief Executive Officer and Chief Financial Officer

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. Readers should carefully review statements that contain these words because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We caution investors that all such forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from any projected results or expectations that we discuss in this report. You should therefore carefully review the risk factors and uncertainties discussed in Item 1A entitled “Risk Factors,” which begins on page 13 of this report, as well as those factors identified from time to time in our periodic filings with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” or “our company” refer to Inverness Medical Innovations, Inc. and its subsidiaries.

ITEM 1.	BUSINESS

GENERAL

Inverness Medical Innovations enables individuals to take charge of improving their health and quality of life at home by developing new capabilities in near-patient diagnosis, monitoring and health management. Our global leading products and services, as well as our new product development efforts, focus on cardiology, women’s health, infectious disease, oncology and drugs of abuse. Inverness Medical Innovations, Inc., a Delaware corporation, was formed to acquire the women’s health, nutritional supplements and professional diagnostics businesses of its predecessor, Inverness Medical Technology, Inc., through a split-off and merger transaction, which occurred in November 2001. We became an independent, publicly-traded company immediately after the split-off and our common stock was listed on the American Stock Exchange under the symbol “IMA.” We are now listed on the New York Stock Exchange under the symbol “IMA.” Since the split-off, we have grown our businesses through strategic use of our superior intellectual property portfolio and through strategic acquisitions. Our Alere health management business, which represents the union of Matria Healthcare, LLC, or Matria, acquired in 2008; Alere Medical, Inc., or Alere Medical, and ParadigmHealth, Inc., or ParadigmHealth, each acquired during 2007, is a leading provider of health management services to insurers and employers and we are confident that our unique ability to offer rapid diagnostic tools combined with value-added healthcare services will improve care and lower healthcare costs for both providers and patients.

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

Segments

Our major reportable operating segments are professional diagnostics, health management, consumer diagnostics and vitamins and nutritional supplements. Below are discussions of each of these reportable segments. Financial information about our reportable segments is provided in Note 20 of the “Notes to Consolidated Financial Statements,” which are included elsewhere in this report.

Products and Services

Professional Diagnostics.  Professional diagnostics are generally designed to assist medical professionals in both preventative and interventional medicine, and includes testing or monitoring performed in hospitals and doctors’ offices and, increasingly, testing or monitoring done at home at the direction of the medical professional, or through patient self-testing. Professional diagnostic products provide for qualitative or quantitative analysis of a patient’s body fluids or tissue for evidence of a specific medical condition or disease state or to measure response to therapy. Within professional diagnostics, we focus on point-of-care, rapid diagnostic testing and the developing patient self-testing market. We distinguish the point-of-care and patient self-testing markets from clinical diagnostic markets consisting of large, centralized laboratories offering a wide range of highly-automated laboratory services in hospital or related settings. The point-of-care market for rapid diagnostic products consists primarily of small and medium size laboratories and testing locations, such as physician office laboratories, specialized mobile clinics, emergency rooms and some rapid-response laboratories in larger medical centers.

In the market for rapid diagnostic products, the ability to deliver faster, accurate results at reasonable prices generally drives demand. This means that, while there is certainly demand for faster, more efficient automated equipment from large hospitals and major reference testing laboratories, there is also growing demand by point-of-care facilities and smaller laboratories for fast, high-quality, less expensive, self-contained diagnostic kits. As the speed and accuracy of such products improve, we believe that these products will play an increasingly important role in achieving early diagnosis, timely intervention and therapy monitoring outside of acute medicine environments, especially where supplemented by the support and management services that we also provide.

Our current professional diagnostic products test for over 100 disease states and conditions and include point-of-care and laboratory tests in the following areas:

Cardiology.  Cardiovascular disease encompasses a spectrum of conditions and illnesses, including high blood pressure, high cholesterol, metabolic syndrome, coronary artery disease, heart attack, heart failure and stroke. It is estimated that 80 million (one out of every three) American adults alone have one or more types of cardiovascular disease. The worldwide cardiology diagnostic market, including the markets for heart failure diagnostics, coronary artery disease risk assessment, coagulation testing and acute coronary syndrome, exceeds $1.5 billion and, in the near-patient categories where we focus, annual growth is estimated at 15% to 20%. Our Biosite Triage, Cholestech LDX and HemoSense INRatio products, all acquired through acquisitions in 2007, have established us as a leader in this market. Our Triage system is used in approximately 63% of U.S. hospitals and in over 50 countries worldwide. The Triage system consists of a portable fluorometer that interprets consumable test devices for cardiovascular conditions, as well as the detection of certain drugs of abuse. The Biosite Triage cardiovascular tests include the following:

•	Triage BNP Test. An immunoassay that measures B-type Natriuretic Peptide (BNP) in whole blood or plasma, used as an aid in the diagnosis and assessment of severity of heart failure. The test is also used for the risk stratification of patients with acute coronary syndrome and heart failure. We also offer a version of the Triage BNP Test for use on Beckman Coulter lab analyzers.

•	Triage Cardiac Panel. An immunoassay for the quantitative determination of CK-MB, myoglobin and troponin I in whole blood or plasma, used as an aid in the diagnosis of acute myocardial infarction.

•	Triage CardioProfilER Panel. An immunoassay for use as an aid in the diagnosis of acute myocardial infarction, the diagnosis and assessment of severity of congestive heart failure, risk stratification of patients with acute coronary syndromes and risk stratification of patients with heart failure. This panel combines troponin I, CK-MB, myoglobin and BNP to provide rapid, accurate results in whole blood and plasma.

•	Triage Profiler Shortness of Breath (S.O.B) Panel. An immunoassay for use as an aid in the diagnosis of myocardial infarction, the diagnosis and assessment of severity of congestive heart failure, the assessment and evaluation of patients suspected of having disseminated intravascular coagulation and thromboembolic events, including pulmonary embolism and deep vein thrombosis, and the risk stratification of patients with acute coronary syndromes. This panel combines troponin I, CK-MB, myoglobin, BNP and d-dimer to provide rapid, accurate results in whole blood and plasma.

•	Triage D-Dimer Test. An immunoassay for use as an aid in the assessment and evaluation of patients suspected of having disseminated intravascular coagulation or thromboembolic events, including pulmonary embolism and deep vein thrombosis.

The Cholestech LDX System is a point-of-care monitor of blood cholesterol and related lipids which is used to test patients at risk of, or suffering from, heart disease and related conditions. The Cholestech LDX System makes it possible to provide a complete lipid profile with tests for total cholesterol (TC), HDL & LDL cholesterol, triglycerides, and glucose (GLU), as well as tests for ALT and AST (for liver enzyme monitoring), and high sensitivity C-reactive protein (hs-CRP). The Cholestech LDX System can also provide coronary heart disease risk assessment from the patient’s results as measured on the lipid profile cassette. The Cholestech LDX System provides results in five minutes per test cassette (seven minutes for CRP) and is CLIA-waived, meaning that the United States Food and Drug Administration, or FDA, has waived the more stringent requirements for laboratory testing applicable to moderate or high complexity laboratories based on the Cholestech LDX System’s ease of use and accuracy. This allows the Cholestech LDX System to be marketed to physicians’ offices, rather than hospitals or larger laboratories, and it is present in approximately 12% of U.S. CLIA-waived physicians’ office laboratories with an installed base of approximately 10,000 units in regular use.

The HemoSense INRatio System is an easy-to-use, hand-held blood coagulation monitoring system for use by patients and healthcare professionals in the management of warfarin, a commonly prescribed medication used to prevent blood clots. The HemoSense INRatio System measures PT/INR, which is the patient’s blood clotting time reported pursuant to an internationally normalized ratio, to help ensure that patients with risk of blood clot formation are maintained within the therapeutic range with the proper dosage of oral anticoagulant therapy. The INRatio System is 510(k) cleared by the FDA for use by healthcare professionals, as well as for patient self-testing, and is also CE marked in Europe. The INRatio System is targeted to both the professional, or point-of-care market, as well as the patient self-testing market. Recently we introduced the INRatio2 System, which targets the patient self-testing market and offers enhanced ease of use. Patient self-testing has gained significant momentum since March 2008 when Centers for Medicare & Medicaid Services expanded coverage of home INR monitoring to include chronic atrial fibrillation and venous thromboembolism patients on warfarin.

We also sell disposable, lateral flow rapid diagnostic tests for d-dimer and troponin I under our Clearview brand. These tests offer efficiency, as well as ease of use and accuracy, to clinics, hospitals and laboratories around the world.

Women’s Health.  Since women’s health and general sexual health issues are a global health concern, this remains a priority area for us. In the professional marketplace, we are a global leader in pregnancy fertility/ovulation testing and bone therapy (osteoporosis) monitoring. Our professional pregnancy tests are generally urine-based, CLIA-waived rapid tests in dipstick or cassette format.

Our professional women’s health products also target diseases, such as rubella and Group B strep, which pose unique threats to unborn or newborn babies and, in addition, we market a portfolio of tests for sexually-transmitted diseases. Our women’s health products are sold under our Acceava, Clearview, Sure-Step, Inverness Medical TestPack and Osteomark brands.

Infectious Disease.  We believe that the demand for infectious disease diagnostic products is growing faster than many other segments of the immunoassay market due to the increasing incidence of certain diseases or groups of diseases, including viral hepatitis, respiratory syncytial virus (RSV), influenza, tuberculosis, acquired immunodeficiency syndrome (AIDS), herpes and other sexually-transmitted diseases. To meet this demand, we have continued to expand our product offerings and now offer one of the world’s largest infectious disease test menus. We develop and market a wide variety of point-of-care tests for Influenza A/B, strep throat, HIV, HSV-2, malaria, C.difficile, infectious mononucleosis, lyme disease, chlamydia, H.pylori, RSV, rubella and other infectious diseases. Our tests for infectious disease are sold under brand names which include Acceava, BinaxNOW, Clearview, Determine, Inverness Medical TestPack, DoubleCheckGold, Panbio and TECHLAB®.

In addition to point-of-care products, we also offer a line of indirect fluorescent antibody, or IFA, assays for over 20 viral, bacterial and autoimmune diseases, a full line of serology diagnostic products covering a broad range of disease categories and over 70 enzyme-linked immunosorbent assays (ELISA) tests for a wide variety of infectious and autoimmune diseases, as well as a full line of automated instrumentation for processing ELISA assays. We are the exclusive U.S. distributor of the AtheNA Multi-Lyte® Test System, a multiplexed, fluorescent bead-based system designed to simultaneously perform multiple assays from a single sample using just one well. It offers a simple and streamlined alternative to IFA and ELISA testing, providing improved clinical sensitivity and comparable clinical specificity in a labor-saving, automation-friendly format. Our IFA, serology and ELISA products, which generally serve the clinical diagnostics laboratory markets, are generally marketed under our Wampole brand.

Demand for certain infectious disease tests, primarily Influenza A/B, or flu, is significantly affected by the seasonal nature of the cold and flu season. As a result, we typically experience higher sales of our flu tests in the first and fourth quarters. Sales of our flu products also vary from year to year based in large part on the severity, length and timing of the onset of the cold and flu season. While we believe that the severity, length and timing of the onset of the cold and flu season will continue to impact sales of certain of our infectious disease products, there can be no assurance that our future sales of these products will necessarily follow historical patterns.

Oncology.  Among chronic disease categories, we are focused on oncology diagnostics as an area of significant future opportunity. The Matritech NMP22 BladderChek Test is the only in-office test approved by the FDA as an aid in the diagnosis of bladder cancer. The NMP22 BladderChek Test is a non-invasive assay, performed on a single urine sample, that detects elevated levels of NMP22 protein. The test can be performed in a physician’s office with results delivered during the patient visit, allowing a rapid, accurate and cost-effective means of aiding the detection of bladder cancer in patients at risk, when used in conjunction with standard diagnostic procedures. We also offer the NMP22 Test Kit, a quantitative ELISA also designed to detect elevated levels of NMP22 protein.

Our Clearview FOB and Ultra FOB rapid tests aid in the early detection of colorectal cancer, the third most common type of cancer in men and the second most common in women.

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

We offer one of the broadest and most comprehensive lines of drugs of abuse tests available today. We offer tests to detect alcohol, as well as the following illicit and prescription drugs of abuse: amphetamines/methamphetamines, cocaine, opiates, phencyclidine, tetrahydrocannabinol, acetaminophen, barbiturates, benzodiazepines, methadone, propoxyphene and tricyclic antidepressants, using both urine and saliva body fluids.

Our rapid drugs of abuse tests are sold primarily under the brands Triage, iScreen and SureStep. The TOX Drug Screen panel sold for use with the Biosite Triage System detects the presence of any illicit or prescription drugs listed above at the point-of-care in approximately 15 minutes.

Through our subsidiary Redwood Toxicology Laboratories, or Redwood, we also offer comprehensive, low-cost laboratory testing services. Through its laboratory services, Redwood offers its clients, including law enforcement agencies, penal systems, insurers and employers, the certainty of science, the dependability of proven processes and the assurance of legally defensible results.

Health Management.  We believe that by utilizing both existing professional diagnostic devices and new devices under development to enhance the delivery of health management and other services to healthcare providers, we can further facilitate cost containment and outcome-driven decision making. Accordingly, during 2007, we entered the growing health management marketplace with our acquisitions of Alere Medical and ParadigmHealth, and in May 2008 we acquired Matria. Combined as Alere, our health management business strives to empower participants of our programs and physicians so that they can work together towards better health. Our expert-designed programs:

•	Embrace the entire lifespan, from pre-cradle to end-of-life, and targeted health states, from wellness to prevention to complex care

•	Target high-cost chronic conditions with programs designed to improve outcomes and reduce expenditures

•	Provide health coaches who engage and motivate participants during teachable moments

•	Help participants improve their health by supporting their individual health goals

•	Bring greater clarity to healthcare with empowering technologies that lead to better outcomes

•	Offer 2,200+ healthcare professionals who share a passion for excellence in everything we do

Our key health management programs are:

Care.  The Alere Disease Management Program provides technology-enabled, evidence-based solutions for managing chronic and high-cost conditions, improving productivity and reducing healthcare costs. The Alere Disease Management Program assists individuals with chronic diseases or conditions to better manage their care by increasing their knowledge about their illnesses, potential complications and the importance of medication and treatment plan compliance. Alere’s highly-trained clinicians proactively contact participants to monitor their progress and ensure they are following the plan of care set by their physician. They work with participants to identify potential gaps in care, which occur when individuals do not receive national standards of care, or best practices, or when an individual fails to comply with their treatment plan. Alere offers a personal health support model of care. This model differs from providers of traditional, total population health models in several ways, including how individuals are selected, as well as a more disciplined approach to defining who can benefit from what kinds of ‘touches’ and how these specific interactions are best accomplished. A second key differentiator is the use of the Alere DayLink Monitor for persons participating in higher risk health management programs. The DayLink Monitor records a participant’s weight and/or answers to questions regarding their symptoms. This information is gathered daily and sent to Alere clinicians for review. The Alere Disease Management Program currently assists individuals with the following diseases or conditions: asthma, coronary artery disease, chronic obstructive pulmonary disease, diabetes, heart failure, pain, weight management and depression. In addition, Alere also offers Complex Care Management and Chronic Care Management for participants who require more attention and care than a traditional disease management program provides. What distinguishes our two programs is that Complex Care provides on-site care, and the Chronic Complex program involves telephone contact with Alere clinicians.

Women’s & Children’s Health.  Alere’s Women’s and Children’s Health division delivers a total spectrum of obstetrical care services, ranging from a risk assessment to identify women at risk for preterm birth to a neonatal program for early infant care management. In between are home-based obstetrical programs to manage and monitor pregnant women who have medical or pregnancy-related problems that could harm the health of the mother or baby. Alere delivers telephonic and home-based nursing services that support physician and patient goals. Alere has developed and refined these services over the years to accommodate physician plans of care. We focus on assessment of patient data and providing education. Our high-risk pregnancy management program revenues tend to be seasonal. Revenues tend to decrease with the onset of the holiday season starting with Thanksgiving. As a result, first and fourth quarter revenues of each year tend to be lower than second and third quarter revenues.

Oncology.  The Alere Oncology Program is the most comprehensive, experienced and long-running cancer management program in the nation, managing 122 cancer types, covering more than eight million lives and effectively managing more than 50,000 participants. Cancer continues to challenge employers and health plans as they search for tools to compassionately manage this condition among their population in the most cost-effective manner. By incorporating “best of breed” practices and coordinating with physicians and participants, Alere provides an integrated solution to proactively manage this expensive and debilitating disease.

Wellness.  Wellness Solutions is a suite of integrated wellness programs and resources designed to help organizations reduce health risks and improve the health and productivity of their employees while reducing healthcare-related costs. Wellness programs include screening for risk factors associated with diabetes, cardiovascular heart disease, hypertension and obesity; screening for high-risk pregnancies; assessments of health risks for broad populations; programs that promote better health by encouraging sustainable changes in behavior; and health coaching. In addition, the Alere Health Portal provides employers and health plans with a powerful “front door” to Alere’s continuum of healthcare services and the Alere Personal Health Record allows individuals to create a completely confidential on-line record of all of their personal healthcare data.

Consumer Diagnostics.  On May 17, 2007, we and affiliates of The Procter & Gamble Company, or P&G, commenced a 50/50 joint venture for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. As part of this arrangement we transferred essentially all of the assets of our consumer diagnostics business, other than our manufacturing and core intellectual property assets, to the joint venture, and P&G acquired its interest in the joint venture. Accordingly, substantially all of the consumer diagnostics business conducted by us prior to the joint venture, including all of our products targeting the worldwide over-the-counter pregnancy and fertility/ovulation test market, are now sold by the joint venture, which is an unconsolidated entity operating primarily under the name SPD Swiss Precision Diagnostics GmbH, or SPD.

As part of the SPD joint venture with P&G, we entered into a finished product purchase agreement, pursuant to which we currently manufacture and sell to SPD substantially all of the consumer diagnostic products which it sells. We also entered into certain transition and long-term services agreements with SPD, pursuant to which we provide certain operational support services to the joint venture. Our consumer diagnostics segment recognizes the revenue and costs arising from these arrangements.

Our other current consumer diagnostic products consist of our market-leading First Check brand of over-the-counter drugs of abuse tests for at-home testing for marijuana, cocaine, methamphetamines and opiates, as well as First Check brand over-the-counter tests for alcohol abuse, cholesterol monitoring and colon cancer screening. Taking advantage of our leadership in the field of women’s health, we also sell Balance Activ Vaginal Gel directly to consumers and health care professionals alike for the effective treatment of bacterial vaginosis without antibiotics.

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

Our subsidiary, Inverness Medical Nutritionals Group, or IMN, is a national supplier of private label vitamins and nutritional products for major drug and food chains and also manufactures bulk vitamins, minerals, nutritional supplements and over-the-counter drug products under contract for unaffiliated brand name distributors. IMN also manufactures an assortment of vitamin, mineral and nutritional supplement products for sale under Inverness Medical brand names.

Our Inverness Medical branded nutritional products are high-quality products sold at moderate prices through national and regional drug stores, groceries and mass merchandisers. These branded products include

Stresstabs, a B-complex vitamin with added antioxidants; Ferro-Sequels, a time-release iron supplement; and Posture-D, a calcium supplement.

Methods of Distribution and Customers

In the United States, Canada, the United Kingdom, Germany, Italy, Spain, the Netherlands, France, Austria, India, Japan, China, Australia, South Africa, Brazil, Colombia and Israel, we distribute our professional diagnostic products to hospitals, reference laboratories, physicians’ offices and other point-of-care settings through our own sales forces and distribution networks. In these countries, as well as in all other major world markets, we also utilize third-party distributors to sell our products. In the United States, we have distribution relationships with all of the major distributors to hospitals and reference laboratories, as well as with the major distributors serving physicians’ offices and other non-hospital, point-of-care settings. One of our distributors of cardiology and other professional diagnostic products, Thermo Fisher Scientific, accounted for 22% of our consolidated net revenue in 2008. Our Quality Assured Services, Inc., or QAS subsidiary facilitates the distribution of our HemoSense INRatio and INRatio2 coagulation monitors by contacting targeted customers and facilitating the Medicare reimbursement process for physicians and for patients monitoring at home. Under the terms of our acquisition of our Determine products from Abbott Laboratories in June 2005, Abbott distributes a portion of our Determine products, which are sold outside of the United States, in certain countries where we do not currently have suitable distribution capabilities. We also sell these products to Abbott as the exclusive supplier of its global “Access to HIV Care” program, through which Abbott provides free or low-cost testing products for HIV testing in underdeveloped countries around the world.

We market our health management programs primarily to health plans (both commercial and governmental) and self-insured employers, and to a lesser extent to pharmaceutical companies and physicians, through our employee sales force and channel partners.

We market and sell our First Check consumer drug testing products in the United States and Canada through retail drug stores, drug wholesalers, groceries and mass merchandisers. These products compete intensively with other brand name drug testing products based on price, performance and brand awareness, which is achieved through targeted print advertising.

We primarily market and sell our vitamins and nutritional supplements in the United States through private label arrangements with retail drug stores, groceries, mass merchandisers and warehouse clubs who sell our products under their store brands. We also sell a variety of branded products to the retail drug stores, groceries and mass merchandisers.

Manufacturing

We have major manufacturing facilities are located in Hangzhou and Shanghai, China; Matsudo, Japan; and San Diego, California. We are in the process of closing another significant facility in Bedford, England and transferring the manufacturing operations located there to our low cost production facilities mainly in China. We also manufacture products at a number of other facilities in the United States and in the United Kingdom, as well as in Israel, Australia and South Africa. All of our important manufacturing facilities are ISO certified and registered with the FDA. We manufacture substantially all of our consumable diagnostic products and nutritional products at these facilities. We also manufacture the consumable diagnostic devices containing the diagnostic chemistry or other proprietary diagnostic technology which are used in conjunction with our diagnostic or monitoring systems, including our Biosite Triage system, our Cholestech LDX monitoring devices, our INRatio monitoring devices and the digital pregnancy and ovulation prediction tests and fertility monitors that we supply to the SPD joint venture. We contract with third parties to supply the electronic reader portion of these diagnostic or monitoring systems and to supply various other products which we sell, including our Triage® BNP Test for use on Beckman Coulter systems, a majority of our IFA and ELISA tests and our TECHLAB® products.

We manufacture substantially all of our vitamin and nutritional products at IMN’s facilities in Freehold and Irvington, New Jersey. IMN internally manufactures substantially all of its softgel requirements at the Irvington facility. Both facilities manufacture to the Good Manufacturing Practices, or GMP, standards.

Research and Development

Our primary research and development centers are in Jena, Germany; Stirling, Scotland and San Diego, California. We also conduct research and development in Bedford and Cambridge, England; Hangzhou, China; Scarborough, Maine; Hayward, California; Brisbane, Australia; and Yavne, Israel; and, to a lesser extent, at certain of our other facilities. Our research and development programs currently focus on the development of cardiology, infectious disease, oncology, HIV and women’s health diagnostic products.

Our facility in Stirling, Scotland was formed in connection with a February 2005 co-development agreement with ITI Scotland Limited, or ITI, whereby ITI agreed to provide us with approximately £30.0 million over three years to partially fund research and development programs and we agreed to invest at least £37.5 million in these programs over three years. The funding arrangement with ITI, as well as our investment commitments related thereto, expired during the first quarter of 2008.

Global Operations

We are a global company. We have major manufacturing facilities in San Diego, California; Hangzhou and Shanghai, China and Matsudo, Japan and significant research and development operations in Jena, Germany and Stirling, Scotland. Our distribution network supporting our professional diagnostics business includes offices in the United States, Canada, England, France, Spain, Germany, Italy, Switzerland, Austria, Australia, New Zealand, Japan, South Africa, Israel, India, Brazil and Colombia.

Our professional diagnostic products are sold throughout the world. Our health management programs are offered almost exclusively in the United States and our vitamins and nutritional supplements are sold primarily in the United States and, to a lesser extent, in Canada. During 2008 and 2007, respectively, approximately 72% and 63% of our net revenues were generated from the United States, approximately 17% and 24% of our net revenues were generated from Europe, and approximately 11% and 13% of our net revenues were generated from customers located elsewhere. Revenues from the United States increased during 2008 due the disproportionate impact of our newly-established health management business and, in particular, our acquisition of Matria in May 2008.

Competition

Professional Diagnostics.  The main competitors for our professional rapid diagnostic products are Becton Dickinson and Quidel. Some competitors in this market, such as Becton Dickinson, are large companies with substantial resources, while numerous smaller, yet aggressive companies are also competitors. Some automated immunoassay systems can be considered competitors when labor shortages force laboratories to automate or when the costs of such systems are lower. Such systems are provided by Abbott, Siemens AG, Beckman Coulter, Johnson & Johnson, Roche Diagnostics and other large diagnostic companies. In the infectious disease area, new technologies utilizing amplification techniques for analyzing molecular DNA gene sequences, from companies such as Abbott, Roche Diagnostics, Cepheid and Gen-Probe, are making in-roads into this market. Competition for rapid diagnostics is intense and is primarily based on price, breadth of product line and distribution capabilities.

Our competitors in the ELISA diagnostics market include the large diagnostics companies named above, which manufacture state-of-the-art automated immunoassay systems and a wide array of diagnostic products designed for processing on those systems. Other competitors in this market, DiaSorin and Diamedx, in particular, are smaller companies who compete based on quality and service. In the United States and Canada, we focus on matching the instrumentation and product testing requirements of our customers by offering a wide selection of diagnostic products and test equipment.

The markets for our serology and our IFA and microbiology products are mature and competition is based primarily on price and customer service. Our main competitors in serology and microbiology testing include Remel and Biokit. Our main competitors in IFA testing are Bio-Rad Laboratories, INOVA Diagnostics, Immuno Concepts, The Binding Site, Trinity Biotech, Meridian Biosciences and DiaSorin. However, products in these categories also compete to a large extent against rapid membrane and ELISA products, which are often easier to perform and read and can be more precise.

In cardiology, the majority of diagnostic immunoassays utilized by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated analyzers for batch testing. As a result, the primary competitors of our Triage and LDX point-of-care testing systems, which consist of rapid diagnostic devices interpreted by portable electronic readers, are the large diagnostic companies identified above who produce automated immunoassay systems. We expect these large companies to continue to compete vigorously to maintain their dominance of the cardiology testing market. Although we offer our Triage BNP test for use on Beckman Coulter Immunoassay Systems, our other primary cardiology products are not currently designed for automated batch testing. Our Triage products face strong competition from Abbott Laboratories’ i-Stat handheld system and our LDX system also faces direct competition from Abaxis Medical Diagnostics, which markets its point-of-care blood laboratory systems to physicians’ office laboratories and Polymer Technology Systems, which sells a home cholesterol test system. The primary competitors for our INRatio coagulation monitoring system are Roche Diagnostics and International Technidyne Corporation, a division of Thoratec, who together currently account for over 75% of the domestic sales of PT/INR point-of-care and patient self-testing devices.

In oncology, our Matritech NMP-22 diagnostic products aid in diagnosing and monitoring bladder cancer patients, in conjunction with standard diagnostic procedures, and are based on our proprietary nuclear matrix protein technology. Our NMP-22 BladderChek Test is currently the only in-office test approved by the FDA as an aid in the diagnosis of bladder cancer. However, competition in the development and marketing of cancer diagnostics and therapeutics, using a variety of other technologies, is intense. Competing diagnostic products based on other technologies may be introduced by other companies and could adversely affect our competitive position. In a larger sense, our tests also compete with more invasive or expensive procedures, such as surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In the market for urine-based diagnostic tests, our NMP-22 tests also compete with existing cellular-based tests, such as the microscopic examination of suspicious cells and a test known as UroVysiontm, which is a fluorescent in-situ hybridization test.

Generally, our professional diagnostic products’ competitive positions may be based on, among other things, being first to market with a novel product, product performance, accuracy, convenience, cost-effectiveness, the strength of our intellectual property and price, as well as on the effectiveness of our sales force and our marketing and distribution partners. Where we face competition from large diagnostic companies, these competitors have greater resources than we do. In addition, certain competitors may have more favorable competitive positions than we do in markets outside of the United States.

We believe that our dedication to research and development and our strong intellectual property portfolio, coupled with our advanced manufacturing expertise, diversified product positioning, global market presence and established distribution networks, provide us with a competitive advantage in the point-of-care markets in which we compete.

Health Management.  Competition for our health management services is also intense. Other health management service providers include Health Dialog and Healthways. Our competitors and potential competitors also include health plans, self-insured employers, healthcare providers, pharmaceutical companies, pharmacy benefit management companies, case management companies and other organizations that provide services to health plans and self-insured employers. Some of these entities, health plans and self-insured employers in particular, may be customers or potential customers and may own, acquire or establish health management service providers or capabilities for the purpose of providing health management services in-house. Many of these competitors are considerably larger than us, with access to greater resources. We believe however that our ability to improve clinical and financial outcomes and our highly-regarded technology platforms will enable us to compete effectively.

Consumer Diagnostics.  Our First Check tests compete against over-the-counter diagnostic tests sold primarily by Phamatech, Inc., but also by other smaller competitors. Essentially all of our remaining consumer diagnostic product sales are to SPD, our joint venture. These products are sold by SPD in retail markets where competition is intense and based primarily on brand recognition and price. Our revenues, as well as our share of the profits from the sale of these products by SPD, are dependent upon SPD’s ability to effectively compete in these markets.

Vitamins and Nutritional Supplements.  The market for private label vitamins and nutritional supplements is extremely price sensitive, with quality, customer service and marketing support also being important. Many of the companies that mass market branded vitamins and nutritionals, including U.S. Nutrition and Pharmavite, also sell to private label customers and constitute our major competitors for private label business. In addition, there are several companies, such as Perrigo Company, that compete only in the private label business.

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

Patents and Proprietary Technology; Trademarks

We have built a strong intellectual property portfolio in the area of lateral flow immunoassays, the technology which underlies many rapid diagnostic test formats, including most one-step home pregnancy and fertility/ovulation tests and most of our rapid membrane products for the point-of-care marketplaces that we serve. We believe that our intellectual property rights in the major patent families in this area of technology give us a distinct advantage and underpin our continuing success in this area. In addition, our intellectual property portfolio also includes an increasing number of other patents, patent applications and licensed patents protecting our vision of the technologies and products of the future. Our intellectual property portfolio consists of patents that we own and, in some cases, licenses to patents or other proprietary rights of third parties which may be limited in terms of field of use, transferability or may require royalty payments.

The medical products industry, including the diagnostic testing industry, historically has been characterized by extensive litigation regarding patents, licenses and other intellectual property rights. As the fact of our pending litigation with Healthways, Inc. and Robert Bosch North America Corp. and with Health Hero Network Inc. suggests, litigation relating to intellectual property rights is also prevalent in the health management industry. For more information regarding these pending matters see Item 3 entitled “Legal Proceedings” beginning on page 30.

We believe that our history of successfully enforcing our intellectual property rights in the United States and abroad demonstrates our resolve in enforcing our intellectual property rights, the strength of our intellectual property portfolio and the competitive advantage that we have in this area. We have incurred substantial costs, both in asserting infringement claims against others and in defending ourselves against patent infringement claims, and we expect to incur substantial litigation costs as we continue to aggressively protect our technology and defend our proprietary rights.

Finally, we believe that certain of our trademarks are valuable assets that are important to the marketing of both our products and services. Many of these trademarks have been registered with the United States Patent and Trademark Office or internationally, as appropriate.

The medical products industry, including the diagnostic testing industry, and the health management industry place considerable importance on obtaining and enforcing patent and trade secret protection for new technologies, products, services and processes. Trademark protection is an important factor in the success of certain of our product lines and health management programs. Our success therefore depends, in part, on our abilities to obtain and enforce the patents and trademark registrations necessary to protect our products, to preserve our trade secrets and to avoid or neutralize threats to our proprietary rights from third parties. We cannot, however, guarantee our success in enforcing or maintaining our patent rights; in obtaining future patents or licensed patents in a timely manner or at all; or as to the breadth or degree of protection that our patents or trademark registrations or other intellectual property rights might afford us. For more information regarding the risks associated with our reliance on intellectual property rights see the risk factors discussed in Item 1A. entitled “Risk Factors” on pages 13 through 29 of this report.

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

The manufacturing, processing, formulation, packaging, labeling and advertising of our nutritional supplements are subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Administration, the FTC and the Consumer Product Safety Commission. These activities are also regulated by various agencies of the states, localities and foreign countries in which our nutritional supplements are now sold or may be sold in the future. In particular, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, as well as food additives, over-the-counter and prescription drugs and cosmetics. The GMP standards promulgated by the FDA are different for nutritional supplement, drug and device products. In addition, the FTC has jurisdiction along with the FDA to regulate the promotion and advertising of dietary supplements, over-the-counter drugs, cosmetics and foods.

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

Certain aspects of our health management business are subject to unique licensing or permit requirements by state and local heath agencies. In addition, our health management business is subject to the security regulations of the Health Insurance Portability and Accountability Act (HIPAA). We may also be required to obtain certification to participate in governmental payment programs, such as state Medicaid programs. Some states have established Certificate of Need, or CON, programs regulating the expansion of healthcare operations. The failure to obtain, renew or maintain any of the required licenses, certifications or CONs could adversely affect our business.

Employees

As of January 31, 2009, we had approximately 8,300 employees, including temporary and contract employees, of which approximately 5,900 employees are located in the United States. In addition, we utilize consultants specializing in areas such as research and development, risk management, regulatory compliance, strategic planning and marketing.

ITEM 1A.	RISK FACTORS

The risks described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2 and 36 of this report.

Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. As of December 31, 2008, in addition to other indebtedness, we had approximately $1.1 billion in aggregate principal amount of indebtedness outstanding under our senior secured credit facility, or the senior secured facility, $250.0 million in aggregate principal amount of indebtedness outstanding under our junior secured credit facility, or the junior secured facility (collectively with the senior secured facility, the secured credit facilities), and $150.0 million in indebtedness under our outstanding 3% senior subordinated convertible notes, or the senior subordinated convertible notes. The term loan under the senior secured facility bears interest at a rate per annum of LIBOR plus 2.00%, while the revolving line-of-credit under the senior secured facility, which provides up to $150.0 million of borrowing availability, is expected to bear interest at a rate per annum of LIBOR plus between 1.75% and 2.25%, depending on our consolidated leverage ratio. The junior secured facility bears interest at a rate per annum of LIBOR plus 4.25%. Our ability to incur additional indebtedness is subject to restrictions under our secured credit facilities and the senior subordinated convertible notes.

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

We expect to obtain the money to pay our expenses and to pay the principal and interest on the senior subordinated convertible notes, our secured credit facilities and our other debt from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our expenses depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets in which we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If our cash flow and capital resources prove inadequate, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, including the notes, seek additional equity capital or borrow more money. We cannot guarantee that we will be able to do so on acceptable terms. In addition, the terms of existing or future debt agreements, including the credit agreements governing our secured credit facilities and the indenture governing the senior subordinated convertible notes, may restrict us from adopting any of these alternatives.

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

The agreements governing our indebtedness, including the credit agreements governing our secured credit facilities and the indenture governing the senior subordinated convertible notes, subject us to various restrictions on our ability to engage in certain activities, including, among other things, our ability to:

•	incur additional indebtedness;

•	pay dividends or make distributions or repurchase or redeem our stock;

•	acquire other businesses;

•	make investments;

•	make loans to or extend credit for the benefit of third parties or their subsidiaries;

•	enter into transactions with affiliates;

•	raise additional capital;

•	make capital or finance lease expenditures;

•	dispose of or encumber assets; and

•	consolidate, merge or sell all or substantially all of our assets.

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

The agreements governing our secured credit facilities subject us to various financial and other covenants with which we must comply on an on-going or periodic basis. These include covenants pertaining to capital expenditures, interest coverage ratios, leverage ratios and minimum cash requirements. If we violate any of these covenants, we may suffer a material adverse effect. Most notably, our outstanding debt under our secured credit facilities could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness and our ability to borrow additional funds in the future may be limited. Alternatively, we could be forced to refinance or renegotiate the terms and conditions of our secured credit facilities, including the interest rates, financial and restrictive covenants and security requirements of the facilities, on terms that may be significantly less favorable to us.

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

Since commencing activities in November 2001, we have acquired and integrated into our operations numerous businesses. Since the beginning of 2006, we have acquired and integrated, or are in the process of integrating the rapid diagnostics business that we acquired from ACON Laboratories, Inc., or the Innovacon business; Instant Technologies, Inc., or Instant; Biosite Incorporated, or Biosite; Cholestech Corporation, or Cholestech; HemoSense, Inc., or HemoSense; Alere Medical; Redwood; ParadigmHealth; Panbio Limited, or Panbio; BBI Holdings Plc, or BBI; and Matria. We have also made a number of smaller acquisitions. The ultimate success of all of these acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating these businesses or assets into our existing businesses. However, the successful integration of independent businesses or assets is a complex, costly and time-consuming process. The difficulties of integrating companies and acquired assets include, among others,:

•	consolidating manufacturing, research and development operations and health management information technology platforms, where appropriate;

•	integrating newly-acquired businesses or product lines into a uniform financial reporting system;

•	coordinating sales, distribution and marketing functions and strategies, including the integration of our current health management products and services;

•	establishing or expanding manufacturing, sales, distribution and marketing functions in order to accommodate newly-acquired businesses or product lines or rationalizing these functions to take advantage of synergies;

•	preserving the important licensing, research and development, manufacturing and supply, distribution, marketing, customer and other relationships;

•	minimizing the diversion of management’s attention from on-going business concerns; and

•	coordinating geographically separate organizations.

We may not accomplish the integration of our acquisitions smoothly or successfully. The diversion of the attention of our management from current operations to integration efforts and any difficulties encountered in combining operations could prevent us from realizing the full benefits anticipated to result from these acquisitions and adversely affect our other businesses. Additionally, the costs associated with the integration of our acquisitions may be substantial. To the extent that we incur integration costs that are not anticipated when we finance our acquisitions, these unexpected costs could adversely impact our liquidity or force us to borrow additional funds. Ultimately, the value of any business or asset that we have acquired may not be greater than or equal to the purchase price of that business or asset.

If we choose to acquire or invest in new and complementary businesses, products or technologies rather than developing them internally, such acquisitions or investments could disrupt our business and, depending on how we finance these acquisitions or investments, could result in the use of significant amounts of cash.

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, from time to time, we may seek to acquire or invest in businesses, products or technologies instead of developing them internally. Acquisitions and investments involve numerous risks, including:

•	the inability to complete the acquisition or investment;

•	disruption of our on-going businesses and diversion of management attention;

•	difficulties in integrating the acquired entities, products or technologies;

•	difficulties in operating the acquired business profitably;

•	difficulties in transitioning key customer, distributor and supplier relationships;

•	risks associated with entering markets in which we have no, or limited, prior experience; and

•	unanticipated costs.

In addition, any future acquisitions or investments may result in:

•	issuances of dilutive equity securities, which may be sold at a discount to market price;

•	use of significant amounts of cash;

•	the incurrence of debt;

•	the assumption of significant liabilities, including litigation;

•	unfavorable financing terms;

•	large one-time expenses; and

•	the creation of intangible assets, including goodwill, the write-down of which may result in significant charges to earnings.

Our joint venture transaction with P&G may not realize all of its intended benefits.

In connection with SPD, our 50/50 joint venture with P&G, we may experience:

•	difficulties in integrating our corporate culture and business objectives with that of P&G into the joint venture;

•	difficulties or delays in transitioning clinical studies;

•	diversion of our management’s time and attention from other business concerns;

•	higher than anticipated costs of integration at the joint venture;

•	difficulties in retaining key employees who are necessary to manage the joint venture; or

•	difficulties in working with an entity based in Switzerland and thus remote or inconvenient to our Waltham, Massachusetts headquarters.

Moreover, because SPD is a 50/50 joint venture, we do not have complete control over its operations, including business decisions which may impact SPD’s profitability.

For any of these reasons, or as a result of other factors, we may not realize the anticipated benefits of the joint venture and cash flow or profits derived from our ownership interest in SPD may be less than the cash flow or profits that could have been derived had we retained the transferred assets and continued to operate the consumer diagnostics business ourselves. P&G retains an option to require us to purchase P&G’s interest in SPD at fair market value during the 60-day period beginning on May 17, 2011. Moreover, certain subsidiaries of P&G have the right, at any time upon certain material breaches by us or our subsidiaries of our obligations under the joint venture documents, to acquire all of our interest in the joint venture at fair market value less damages.

If goodwill and/or other intangible assets that we have recorded in connection with our acquisitions of other businesses become impaired, we could have to take significant charges against earnings.

In connection with the accounting for our acquisitions we have recorded, or will record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings which could materially adversely affect our reported results of operations in future periods.

We may experience manufacturing problems or delays, which could result in decreased revenue or increased costs.

Many of our manufacturing processes are complex and require specialized and expensive equipment. Replacement parts for our specialized equipment can be expensive and, in some cases, can require lead times of up to a year to acquire. In addition, our private label consumer diagnostics business, and our private label and bulk nutritional supplements business in particular, rely on operational efficiency to mass produce products at low margins per unit. We also rely on numerous third parties to supply production materials and, in some cases, there may not be alternative sources immediately available.

In addition, during 2008, we began the process of closing the manufacturing operations that we acquired with Cholestech and shifting the production of products from these facilities to our San Diego campus. We also began the process of closing our manufacturing facility in Bedford, England, and shifting the production of units manufactured there to China and to other lower-cost facilities. We have previously shifted the production of other products to our manufacturing facilities in China. Moving the production of products is difficult and involves significant risk. Problems establishing relationships with local materials suppliers; acquiring or adapting the new facility and its equipment to the production of new products; hiring, training and retaining personnel; and establishing and maintaining compliance with governmental regulations and industry standards can cause delays and inefficiencies which could have a material negative impact on our financial performance. We also currently rely on a number of significant third-party manufacturers to produce certain of our professional diagnostics. Any event which negatively impacts our manufacturing facilities, our manufacturing systems or equipment, or our contract manufacturers or suppliers, including, among others, wars, terrorist activities, natural disasters and outbreaks of infectious disease, could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline or we could incur losses until such time as it is able to restore its production processes or put in place alternative contract manufacturers or suppliers. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

We may experience difficulties that may delay or prevent our development, introduction or marketing of new or enhanced products or services.

We intend to continue to invest in product and technology development. The development of new or enhanced products or services is a complex and uncertain process. We may experience research and development, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products, services or enhancements. We cannot be certain that:

•	any of the products or services under development will prove to be effective in clinical trials;

•	any products or services under development will not infringe on intellectual property rights of others;

•	we will be able to obtain, in a timely manner or at all, regulatory approval to market any of our products or services that are in development or contemplated;

•	the products and services we develop can be manufactured or provided at acceptable cost and with appropriate quality; or

•	these products and services, if and when approved, can be successfully marketed.

The factors listed above, as well as manufacturing or distribution problems, or other factors beyond our control, could delay new product or service launches. In addition, we cannot assure you that the market will accept these products and services. Accordingly, there is no assurance that our overall revenue will increase if and when new products or services are launched.

If the results of clinical studies required to gain regulatory approval to sell our products are not available when expected or do not demonstrate the anticipated utility of those potential products, we may not be able to sell future products and our sales could be adversely affected.

Before we can sell our products, we must conduct clinical studies intended to demonstrate that our potential products perform as expected. The results of these clinical studies are used as the basis to obtain regulatory approval from government authorities such as the FDA. Clinical studies are experiments conducted using potential products and human patients having the diseases or medical conditions that the product is trying to evaluate or diagnose. Conducting clinical studies is a complex, time-consuming and expensive process. In some cases, we may spend several years completing certain studies.

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

Our future performance depends on, among other matters, our estimates as to when and at what cost we will receive regulatory approval for new products. Regulatory approval can be a lengthy, expensive and uncertain process, making the timing, cost and ability to obtain approvals difficult to predict. In addition, regulatory processes are subject to change, and new or changed regulations can result in increased costs and unanticipated delays.

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

Modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new 510(k) or PMA submissions. We have made modifications to some of our products since receipt of initial 510(k) clearance or PMA approval. With respect to several of these modifications, we filed new 510(k)s describing the modifications and received FDA 510(k) clearance. We have made other modifications to some of our products that we believe do not require the submission of new 510(k)s or PMA’s. The FDA may not agree with any of our determinations not to submit a new 510(k) or PMA for any of these modifications made to our products. If the FDA requires us to submit a new 510(k) or PMA for any device modification, we may be prohibited from marketing the modified products until the new submission is cleared by the FDA.

We are also subject to applicable regulatory approval requirements of the foreign countries in which we sell products, which are costly and may prevent or delay us from marketing our products in those countries.

In addition to regulatory requirements in the United States, we are subject to the regulatory approval requirements for each foreign country to which we export our products. In the European Union, regulatory compliance requires affixing the “CE” mark to product labeling. Although our products are currently eligible for CE marking through self-certification, this process can be lengthy and expensive. In Canada, as another example, our products require approval by Health Canada prior to commercialization, along with International Standards Organization, or ISO, 13485/CMDCAS certification. It generally takes from three to six months from submission to obtain a Canadian Device License. Any changes in foreign approval requirements and processes may cause us to incur additional costs or lengthen review times of our products. We may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and any failure to do so may cause us to incur additional costs or prevent us from marketing our products in foreign countries, which may have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with on-going regulation applicable to our businesses may result in significant costs or, in certain circumstances, the suspension or withdrawal of previously obtained clearances or approvals.

Our businesses are extensively regulated by the FDA and other federal, state and foreign regulatory agencies. These regulations impact many aspects of our operations, including manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. For example, our manufacturing facilities and those of our suppliers and distributors are, or can be, subject to periodic regulatory inspections. The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any product approvals that could restrict the commercial applications of those products. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. We are also subject to routine inspection by the FDA and certain state agencies for compliance with Quality System Requirement and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO regulations. Certain portions of our health management business are subject to unique licensing or permit requirements. For example, we may be required to obtain certification to participate in governmental payment programs, such as state Medicaid programs, we may need an operating license in some states, and some states have established Certificate of Need programs regulating the expansion of healthcare operations. In addition, we believe certain of our health management services are educational in nature, do not constitute the practice of medicine or provision of healthcare, and thus do not require that we maintain federal or state licenses to provide such services. However, it is possible that federal or state laws regarding the provision of “virtual” or telephonic medicine could be revised or interpreted to include our services, or that other laws may be enacted which require licensure or otherwise relate to our health management services. In such event, we may incur significant costs to comply with such laws and regulations. In addition, we are subject to numerous federal, state and local laws relating to such matters as privacy, healthcare kickbacks and false claims, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with these laws and regulations. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products or injunctions against our distribution, termination of our service agreements by our customers, disgorgement of money, operating restrictions and criminal prosecution.

New federal or state laws may be enacted, or regulatory agencies may also impose new or enhanced standards that would increase our costs as well as the risks associated with non-compliance. For example, our manufacturing facilities for nutritional supplements will be subject to new GMP standards starting mid-2009. While our manufacturing facilities for nutritional supplements have been subjected to, and passed, third-party inspections against GMP standards, the on-going compliance required in order to meet GMP standards could involve additional costs and could present new risks associated with any failure to comply with the regulations in the future. In addition, the federal government recently enacted the Genetic Information Non-discrimination Act of 2008 (GINA), and we may incur additional costs in assisting our customers with their efforts to comply with GINA while continuing to offer certain of our services.

Healthcare reform legislation could adversely affect our revenue and financial condition.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. In particular, federal legislation has reduced or significantly altered Medicare and Medicaid reimbursements. Legislative and regulatory bodies are likely to continue to pursue healthcare reform initiatives and may continue to reduce the funding of the Medicare and Medicaid programs, including Medicare Advantage, in an effort to reduce overall federal healthcare spending. The ultimate content or timing of any future healthcare reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have an adverse effect on our financial condition and results of operations.

If we deliver products with defects, our credibility may be harmed, market acceptance of our products may decrease and we may be exposed to liability in excess of our product liability insurance coverage.

The manufacturing and marketing of professional and consumer diagnostics involve an inherent risk of product liability claims. In addition, our product development and production are extremely complex and could expose our products to defects. Any defects could harm our credibility and decrease market acceptance of our products. In addition, our marketing of monitoring services and vitamins and nutritional supplements may cause us to be subjected to various product liability claims, including, among others, claims that inaccurate monitoring results lead to injury or death or that the vitamins and nutritional supplements have inadequate warnings concerning side effects and interactions with other substances. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. In the event that we are held liable for a claim for which we are not indemnified, or for damages exceeding the limits of our insurance coverage, that claim could materially damage our business and financial condition.

The effect of market saturation may negatively affect the sales of our products, including our Triage BNP tests.

Our meter-based Triage BNP test, launched domestically in January 2001, was the first blood test available to aid in the detection of heart failure and benefited from a first-to-market position until the entry of direct competition in June 2003. As the acute care and initial diagnosis market segment for natriuretic testing in the U.S. hospital setting becomes saturated, unless we are able to successfully introduce new products into the market and achieve market acceptance of those products in a timely manner, we expect the growth rates of sales unit volume for our Triage BNP tests in 2009 and future periods to be lower than the growth rates experienced over the past several years. In addition, as the market for BNP testing matures and more competitive products become available, the average sales price for the Triage BNP tests is likely to decline, which will adversely impact our product sales, gross margins and our overall financial results.

The health management business is a relatively new component of the overall healthcare industry.

The health management services provided by Alere and QAS are relatively new components of the overall healthcare industry. Accordingly, our health management customers have not had significant experience in purchasing, evaluating or monitoring such services, which can result in a lengthy sales cycle. The success of our health management business depends on a number of factors. These factors include:

•	our ability to differentiate our health management services from those of our competitors;

•	the extent and timing of the acceptance of our services as a replacement for, or supplement to, traditional managed care offerings;

•	the effectiveness of our sales and marketing and engagement efforts with customers and their health plan participants;

•	our ability to sell and implement new and additional services beneficial to health plans and employers and their respective participants or employees;

•	our ability to achieve, measure and effectively communicate cost savings for health plans and employers through the use of our services; and

•	our ability to retain health plan and employee accounts as competition increases.

Since the health management business is continually evolving, we may not be able to anticipate and adapt to the developing market. Moreover, we cannot predict with certainty the future growth rate or the ultimate size of the market.

Increasing health insurance premiums and co-pays may cause individuals to forgo health insurance and avoid medical attention, either of which may reduce demand for our products and services.

Health insurance premiums and co-pays have generally increased in recent years. Increased premiums may cause individuals to forgo health insurance, as well as medical attention. This may reduce demand for our point-of-care diagnostic products and also reduce the number of lives managed by our health management programs. Increased co-pays may cause insured individuals to forgo medical attention thereby reducing demand for our professional diagnostic tests, as well as revenues under certain health management programs.

Our health management business may be adversely affected by cost reduction pressures among our customers.

Our customers continue to face cost reduction pressures that may cause them to curtail their use of, or reimbursement for, health management services to negotiate reduced fees or other concessions or to delay payment. In addition, the loss of jobs due to the recent economic crisis may cause the number of lives we manage to decrease. These financial pressures could have an adverse impact on our business.

Rising unemployment may negatively impact the collectibility of uninsured accounts and patient due accounts and/or reduce total health plan populations.

One of the primary collection risks of our health management business’ accounts receivable relates to uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. As unemployment rates rise nationally, these uninsured and patient due accounts could make up a greater percentage of the health management business’ accounts receivable. Deterioration in the collectiblity of these accounts could adversely affect the health management business’ collection of accounts receivable, cash flows and results of operations.

Additionally, certain of our health management contracts provide reimbursement to us based on total relevant populations managed by health plans. As unemployment rates rise, certain of our revenues may be reduced under these contracts as managed lives may decrease.

If we are unable to retain and negotiate favorable contracts with managed care plans, our revenues may be reduced.

The ability of our health management business to obtain favorable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significant affects the revenues and operating results of our health management business. The business’ future success will depend, in part, on its ability to retain and renew its managed care contracts and enter into new managed care contracts on terms favorable to us. If the health management business is unable to retain and negotiate favorable contracts with managed care plans, our revenues may be reduced.

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

Demands of non-governmental payers may adversely affect our growth in revenues.

Our ability to negotiate favorable contracts with non-governmental payers, including managed care plans, significantly affects the revenues and operating results of our health management business. These non-governmental payers increasingly are demanding discounted fee structures, and the trend toward consolidation among nongovernmental payers tends to increase their bargaining power over fee structures. Reductions in price increases or the amounts received from managed care, commercial insurance or other payers could have a material, adverse effect on the financial position and results of operations of our health management business.

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

Our sales of branded nutritional supplements have been trending downward since 1998 due to the maturity of the market segments they serve and the age of that product line, and we may experience further declines in sales and/or profitability of those products.

Our aggregate sales of all of our brand name nutritional products, including, among others, Ferro-Sequels, Stresstabs, Protegra, Posture, SoyCare, ALLBEE and Z-BEC, have declined each year since 1998 through the year 2008, except in 2002 when they increased slightly as compared to 2001. We believe that these products have under-performed because they are, for the most part, aging brands with limited brand recognition that face increasing private label competition. The overall age of this product line means that we are subject to future distribution loss for under-performing brands, while its opportunities for new distribution on the existing product lines are limited. As a result, we do not expect significant sales growth of our existing brand name nutritional products, and we may experience further declines in overall sales of our brand name nutritional products in the future.

Our sales of specific vitamins and nutritional supplements could be negatively affected by media attention or other news developments that challenge the safety and effectiveness of those specific vitamins and nutritional supplements.

Most growth in the vitamin and nutritional supplement industry is attributed to new products that tend to generate greater attention in the marketplace than do older products. Positive media attention resulting from new scientific studies or announcements can spur rapid growth in individual segments of the market, and also affect individual brands. Conversely, news that challenges individual segments or products can have a negative impact on the industry overall, as well as on sales of the challenged segments or products. Most of our vitamin and nutritional supplement products serve well-established market segments and, absent unforeseen new developments or trends, are not expected to benefit from rapid growth. A few of our vitamin and nutritional supplement products are newer products that are more likely to be the subject of new scientific studies or announcements, which could be either positive or negative. News or other developments that challenge the safety or effectiveness of these products could negatively affect the profitability of our vitamin and nutritional supplements business.

Because sales of our private label nutritional supplements are generally made at low margins, the profitability of these products may suffer significantly as a result of relatively small increases in raw material or other manufacturing costs.

Sales of our private label nutritional supplements, which for the years ended December 31, 2008 and 2007 provided approximately 6% and 7%, respectively, of our net product sales, generate low profit margins. We rely on our ability to efficiently mass produce nutritional supplements in order to make meaningful profits from these products. Changes in raw material or other manufacturing costs can drastically cut into or eliminate the profits generated from the sale of a particular product. For the most part, we do not have long-term supply contracts for our required raw materials and, as a result, our costs can increase with little notice. The private label nutritional supplements business is also highly competitive, such that our ability to raise prices as a result of increased costs is limited. Customers generally purchase private label products via purchase order, not through long-term contracts, and they often purchase these products from the lowest bidder on a product by product basis. The internet has enhanced price competition among private label manufacturers through the advent of on-line auctions, where customers will auction off the right to manufacture a particular product to the lowest bidder.

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

•	increased costs or reduced revenue as a result of movements in foreign currency exchange rates;

•	decreased liquidity resulting from longer accounts receivable collection cycles typical of foreign countries;

•	lower productivity resulting from difficulties managing sales, support and research and development operations across many countries;

•	lost revenues resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

•	lost revenues resulting from the imposition by foreign governments of trade protection measures;

•	higher cost of sales resulting from import or export licensing requirements;

•	lost revenues or other adverse effects as a result of economic or political instability in or affecting foreign countries in which we sell our products or operate; and

•	adverse effects resulting from changes in foreign regulatory or other laws affecting the sales of our products or our foreign operations.

Because our business relies heavily on foreign operations and revenues, changes in foreign currency exchange rates and our need to convert currencies may negatively affect our financial condition and results of operations.

Our business relies heavily on our foreign operations. Three of our four largest manufacturing operations are conducted outside the United States in Hangzhou and Shanghai, China; and Matsudo, Japan, and we also have manufacturing operations in the United Kingdom, Australia, South Africa and Israel. We also have significant research and development operations in Jena, Germany and Stirling, Scotland, as well as in the United Kingdom, Australia and Israel. In addition, approximately 28% of our net revenue was derived from sales outside the United States. Because of our foreign operations and foreign sales, we face exposure to movements in foreign currency exchange rates. Our primary exposures are related to the operations of our European and Asia Pacific subsidiaries and our manufacturing facilities in China and Japan. These exposures may change over time as business practices evolve and could result in increased costs or reduced revenue and could affect our actual cash flow.

Intense competition could reduce our market share or limit our ability to increase market share, which could impair the sales of our products and harm our financial performance.

The medical products industry is rapidly evolving, and developments are expected to continue at a rapid pace. Competition in this industry, which includes both our professional diagnostics and consumer diagnostics businesses, is intense and expected to increase as new products and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions.

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

Also, the possibility of patent disputes with competitors holding patent rights may limit or delay expansion possibilities for our diagnostic businesses and new product launches. In addition, many of our existing or potential competitors have or may have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources.

The market for the sale of vitamins and nutritional supplements is also highly competitive. This competition is based principally upon price, quality of products, customer service and marketing support. There are numerous companies in the vitamins and nutritional supplements industry selling products to retailers, such as mass merchandisers, drug store chains, independent drug stores, supermarkets, groceries and health food stores. As most of these companies are privately-held, we are unable to obtain the information necessary to assess precisely the size and success of these competitors. However, we believe that a number of our competitors, particularly manufacturers of nationally-advertised brand name products, are substantially larger than we are and have greater financial resources.

We could suffer monetary damages, incur substantial costs or be prevented from using technologies important to our products as a result of a number of pending legal proceedings.

We are involved in various legal proceedings arising out of our businesses, including those matters discussed in Item 3 entitled “Legal Proceedings” beginning on page 30. Because of the nature of our business, we may be subject at any particular time to commercial disputes, product liability claims, negligence claims or various other lawsuits arising in the ordinary course of our business, including infringement, employment or investor matters, and we expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. An adverse ruling or rulings in one or more such lawsuits could, individually or in the aggregate, have a material adverse effect on our sales, operations or financial performance. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties. These suits can be expensive and result in counterclaims challenging the validity of our patents and other rights. We cannot assure you that these lawsuits or any future lawsuits relating to our businesses will not have a material adverse effect on us.

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

The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	the pending patent applications we have filed, or to which we have exclusive rights, may not result in issued patents or may take longer than we expect to result in issued patents;

•	the claims of any patents which are issued may not provide meaningful protection;

•	we may not be able to develop additional proprietary technologies that are patentable;

•	the patents licensed or issued to us or our customers may not provide a competitive advantage;

•	other parties may challenge patents or patent applications licensed or issued to us or our customers;

•	patents issued to other companies may harm our ability to do business; and

•	other companies may design around technologies we have patented, licensed or developed.

In addition to patents, we rely on a combination of trade secrets, non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If these measures do not protect our rights, third parties could use our technology and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection or prosecute potential infringements of our patents. Our trade secrets may also become known through other means not currently foreseen by us. Despite our efforts to protect our intellectual property, our competitors or customers may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights or design around our proprietary technologies.

Claims by others that our products infringe on their proprietary rights could adversely affect our ability to sell our products and services and could increase our costs.

Substantial litigation over intellectual property rights exists in both the professional and consumer diagnostics industries. We expect that our products and services could be increasingly subject to third-party infringement claims, as the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents which our products and services or technology may infringe. Any of these third parties might make a claim of infringement against us. Any litigation could result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, have an impact on prospective customers, cause product delays, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, we may be forced to stop selling current products or abandon new products under development and we could be exposed to legal actions by our customers.

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

Factors relating to our business make our future operating results uncertain and may cause them to fluctuate from period to period. Such factors include:

•	the timing of new product announcements and introductions by us and our competitors;

•	market acceptance of new or enhanced versions of our products;

•	the extent to which our current and future products rely on rights belonging to third parties;

•	changes in manufacturing costs or other expenses;

•	competitive pricing pressures;

•	changes in healthcare reimbursement policies and amounts;

•	regulatory changes;

•	the gain or loss of significant distribution outlets or customers;

•	increased research and development expenses;

•	liabilities and costs associated with litigation

•	length of sales cycle and implementation process for new health management customers;

•	the costs and timing of any future acquisitions;

•	general economic conditions; or

•	general stock market conditions or other economic or external factors.

Because our operating results may fluctuate from quarter to quarter, it may be difficult for us or our investors to predict future performance by viewing historical operating results.

Period-to-period comparisons of our operating results may not be meaningful due to our acquisitions.

We have engaged in a number of acquisitions in recent years, which makes it difficult to analyze our results and to compare them from period to period. Significant acquisitions since 2006 include our acquisitions of the Innovacon business in March 2006, Instant in March 2007, Biosite in June 2007, Cholestech in September 2007 and Matria in May 2008. Period-to-period comparisons of our results of operations may not be meaningful due to these acquisitions and are not indications of our future performance. Any future acquisitions will also make our results difficult to compare from period to period in the future.

Future sales of our common stock issuable upon conversion of our Series B Convertible Perpetual Preferred Stock, or Series B Preferred Stock, or our senior subordinated convertible notes may adversely affect the market price of our common stock.

Our Series B Preferred Stock is convertible into common stock in certain circumstances. If the conditions to conversion were satisfied, then subject to adjustment, each of the approximately 1.9 million shares of Series B Preferred Stock outstanding as of December 31, 2008 could convert into 5.7703 shares of our common stock, or approximately 10.8 million shares of our common stock. Upon certain extraordinary transactions, depending on the market price of our common stock at that time, the conversion rate could increase such that significantly more shares of common stock could be issued. Our $150.0 million principal amount of senior subordinated convertible notes is convertible into shares of our common stock at a conversion price of approximately $43.98 per share, or approximately 3,410,641 shares. Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. The price of our common stock could be affected by possible sales of our common stock by holders of our Series B Preferred Stock or our senior subordinated convertible notes and by other hedging or arbitrage trading activity that may develop involving our common stock.

The holders of our Series B Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

The current outstanding shares of our Series B Preferred Stock have an aggregate stated liquidation preference of approximately $751.5 million. Dividends accrue on the shares of Series B Preferred Stock at a rate of 3% per annum, and we have the option to pay these dividends in shares of common stock or additional shares of Series B Preferred Stock and in either case must satisfy the dividend obligation by issuing the requisite number of shares based upon market prices. Upon a liquidation of our company, the holders of shares of Series B Preferred Stock shall be entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is the aggregate stated liquidation preference, plus any accrued but unpaid dividends. Because of the substantial liquidation preference to which the holders of the Series B Preferred Stock shall be entitled, the amount available to be distributed to the holders of our common stock upon a liquidation of our company could be substantially limited or reduced to zero.

The terms of the Series B Preferred Stock may limit our ability to raise additional capital through subsequent issuances of preferred stock.

For so long as any shares of Series B Preferred Stock remain outstanding, we are not permitted, without the affirmative vote or written consent of the holders of at least 50% of the Series B Preferred Stock then outstanding, to authorize or designate any class or series of capital stock having rights on liquidation or as to distributions (including dividends) senior to the Series B Preferred Stock. This restriction could limit our ability to plan for or react to market conditions or meet extraordinary capital needs, which could have a material adverse impact on our business.

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

Our principal corporate administrative office, together with the administrative office for most of our United States consumer operations, is housed in approximately 22,600 square feet of leased space located at 51 Sawyer Road, Waltham, Massachusetts. Our lease of this facility expires on May 31, 2013.

Our largest Alere health management business office is currently located in Marietta, Georgia in 77,705 square feet of leased office space, which currently expires on February 28, 2010. A new lease was recently signed in anticipation of consolidating the current Marietta office and an Atlanta area call center into one facility located in Atlanta, Georgia and comprising approximately 107,790 square feet. The move into the new space may occur as early as the second quarter of 2009, and the lease will expire in 2020.

We also own approximately 26.1 acres of land in San Diego, California which houses our Biosite operation, including significant administrative, research and manufacturing operations for certain professional diagnostics. Our buildings on this property currently consist of approximately 110,000 square feet of office space, 53,000 square feet of laboratory space and 167,000 square feet of manufacturing space.

During the second quarter of 2008, we commenced operations of a shared services center in Orlando, Florida and moved certain back-office and sales operations from seven of our U.S. companies to this center. Our lease of this facility, which is approximately 57,300 square feet, expires on January 31, 2013.

Our European operations are currently administered from a 130,000 square foot facility located in Bedford, England. We also manufacture products for consumer and professional diagnostics businesses and conduct research and development activity at the Bedford facility, although we are in the process of closing the Bedford manufacturing operations, which would move to our low cost production facilities mainly in China.

Our other primary manufacturing operations are in Hangzhou and Shanghai, China and Matsudo, Japan. We currently manufacture a portion of our consumer and professional diagnostics out of a newly-constructed manufacturing facility of approximately 300,000 square feet in Hangzhou, China, which we own. We currently manufacture the remainder of our consumer diagnostics out of approximately 54,000 square feet of space in Shanghai, China made available by our joint venture partner. Our Determine products are currently manufactured by us in Matsudo, Japan in 19,000 square feet of space rented from Abbott Laboratories and we are currently in the process of transferring those operations to a new leased facility, also in Matsudo, providing approximately 35,000 square feet of floor space.

We also have important manufacturing operations in Scarborough, Maine, and Freehold and Irvington, New Jersey. We manufacture certain of our professional diagnostics out of a 64,000 square foot facility that we lease in Scarborough, Maine. These facilities also include significant administrative and laboratory space. We also own a 160,000 square foot manufacturing facility in Freehold, New Jersey and lease a 35,000 square foot facility in Irvington, New Jersey. These New Jersey facilities manufacture our vitamin and nutritional supplement products.

We also have leases or other arrangements for smaller manufacturing facilities, as well as administrative or sales offices, call centers, laboratory space and warehouses in various locations worldwide.

ITEM 3.	LEGAL PROCEEDINGS

Estate of Melissa Prince Quisenberry v. Alere Medical, Inc., TA Associates, Inc., Covington Associates, et al.

On September 19, 2008, the Estate of Melissa Prince Quisenberry filed a class action complaint in the Superior Court of California on behalf of herself and others similarly situated against Alere Medical Inc., or Alere Medical, and Agora Parent, Inc., both of which are wholly-owned subsidiaries; Ronald D. Geraty, MD, chief executive officer of Alere Medical and certain other individuals who were executive officers, directors and/or significant shareholders of Alere Medical; as well as certain other unaffiliated entities. Plaintiff and class owned common and/or preferred stock in Alere Medical and allege that the defendants forced them to tender their stock in connection with the March 14, 2007 sale of Alere Medical to an unaffiliated entity at a price which was substantially lower than the price at which we bought Alere Medical in November 2007. Plaintiff also alleges that the individual defendants breached fiduciary duties of good faith, fair dealing, loyalty and candor; and that Alere Medical and certain unaffiliated entities aided, abetted and substantially participated in the breach of fiduciary duty. We believe that we have strong defenses to all of the allegations made by the class and we intend to defend the claims vigorously. However, an outcome against Alere Medical could potentially have a material adverse impact on our sales, operations or financial performance.

Healthways, Inc. and Robert Bosch North America Corp. v. Alere Medical, Inc.

Healthways, Inc. and Robert Bosch North America Corp. filed a complaint in U.S. District Court in the Northern District of Illinois on November 5, 2008 against Alere Medical alleging infringement of 11 patents, licensed by Bosch from Healthways. Alere Medical answered the complaint and filed counterclaims seeking declarations that the patents are invalid and not infringed. The plaintiffs subsequently filed an amended complaint substituting Alere LLC, or Alere, our consolidated health management subsidiary, as the defendant in place of Alere Medical. We believe that we have strong defenses to Healthways’ allegations and we intend to defend them vigorously. However, a ruling against Alere could potentially have a material adverse impact on our sales, operations or financial performance or could limit our current or future business opportunities.

Claims in the Ordinary Course and Other Matters

We are not a party to any other pending legal proceedings that we currently believe could have a material adverse impact on our sales, operations or financial performance. However, because of the nature of our business, we may be subject at any particular time to commercial disputes, consumer product claims, negligence claims or various other lawsuits arising in the ordinary course of our business, including infringement, employment or investor matters, and we expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts.

As an example, as we have previously reported, in April 2008, Pyramid Holdings Inc., a purchaser in our November 2007 public offering of our common stock, filed a putative securities class action against us, Ron Zwanziger, our chairman, chief executive officer and president, and David Teitel, our chief financial officer, in the United States District Court for the District of Massachusetts, alleging that the prospectus supplement and registration statement with respect to the November 2007 public offering were inaccurate and misleading and omitted to state material facts. The plaintiffs have subsequently filed their amended class action complaint, adding as defendants each of our then current directors, a former director, and a former chief financial officer. We believe that the allegations are baseless, and we intend to defend against them vigorously.

Also, our subsidiary Alere Medical continues to defend infringement claims brought by Health Hero Network, Inc., a subsidiary of Robert Bosch North America Corp., which alleges to have patented certain processes related to home monitoring of patients.

While we believe that we have strong defenses to the claims brought by Pyramid Holdings and Health Hero and we intend to defend them vigorously, these, or other claims, could potentially have a negative impact on our sales, operations or financial performance or could limit our existing or future business opportunities.

In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties. These suits can be expensive and result in counterclaims challenging the validity of our patents and other rights.

Finally, we were recently notified by the SEC that its 2005 formal order of investigation in connection with the previously disclosed revenue recognition matter at one of our diagnostic divisions has been completed and that the SEC does not intend to recommend any enforcement actions against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 31, 2008, we issued a total of 53,372 shares of common stock, as contingent consideration in connection with our July 2007 acquisition of Spectral Diagnostics Private Limited and Source Diagnostics (India) Private Limited, pursuant to an exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

On November 20, 2008, we issued approximately 112,158 shares of common stock as contingent consideration payable under the share purchase agreement governing our acquisition of Clondiag GmbH in February 2006 as a result of Clondiag achieving certain development milestones. We relied on the exemption from registration provided by Regulation S under the Securities Act.

Market Information

In January 2009, our common stock began trading on the New York Stock Exchange (NYSE) under the symbol “IMA.” Prior to that, our common stock traded on the American Stock Exchange (AMEX) under the symbol “IMA.” The following table sets forth the high and low sales prices of our common stock on AMEX for each quarter during fiscal 2008 and 2007.

	High	Low

Fiscal 2008
Fourth Quarter	$30.52	$12.33
Third Quarter	$36.42	$28.10
Second Quarter	$38.71	$30.00
First Quarter	$62.65	$26.29
Fiscal 2007
Fourth Quarter	$65.00	$52.38
Third Quarter	$55.79	$44.17
Second Quarter	$53.85	$38.00
First Quarter	$44.72	$36.90

On February 25, 2009, there were 2,325 holders of record of our common stock.

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

Stock Performance Graph

The following line graph compares the change in the cumulative total stockholder return on our common stock from December 31, 2003 through December 31, 2008. This graph assumes an investment of $100.00 on December 31, 2003 in our common stock, and compares its performance with the NYSE Composite Index and the Dow Jones U.S. Healthcare Index (the “Current Indices”). We currently pay no dividends on our common stock. The Current Indices reflect a cumulative total return based upon the reinvestment of dividends of the stocks included in those indices. Measurement points are December 31, 2003 and the last trading day of each subsequent year end through December 31, 2008.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Current Indices

		NYSE Composite	Dow Jones U.S.
Date	IMA	Index	Healthcare Index

12/31/03	$100.00	$100.00	$100.00
12/31/04	$115.24	$112.16	$103.53
12/30/05	$108.86	$119.96	$110.64
12/29/06	$177.69	$141.38	$116.39
12/31/07	$257.94	$150.69	$124.03
12/31/08	$86.82	$89.06	$94.23

In prior years, we compared our cumulative total stockholder return to the AMEX U.S. Total Return Index and the AMEX Health Products & Services Total Return Index (the “Old Indices”). However, we have been informed that, following the acquisition of AMEX by the NYSE in October 2008, the Old Indices are no longer available. In addition, in January 2009, we transferred the listing of our common stock from AMEX to the NYSE. Accordingly, as a result of these events, this year we compared, for the first time, our cumulative total stockholder return to the Current Indices, which we believe will provide a more meaningful comparison of stock performance going forward. Because the Old Indices are no longer available, we cannot also provide a concurrent comparison to such indices.

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

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the five-year period ended December 31, 2008 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Our selected consolidated financial data for the years ended December 31, 2008, 2007 and 2006, and as of December 31, 2008 and 2007, have been derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and were audited by BDO Seidman, LLP, an independent registered public accounting firm. Our selected consolidated financial data for the years ended December 31, 2005 and 2004, and as of December 31, 2006, 2005 and 2004, have been derived from our consolidated financial statements not included herein, which were audited by BDO Seidman, LLP.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Statement of Operations Data:
Net product sales	$1,240,138	$800,915	$552,130	$406,457	$365,432
Services revenue	405,462	16,646	—	—	—

Net product sales and services revenue	1,645,600	817,561	552,130	406,457	365,432
License and royalty revenue	25,826	21,979	17,324	15,393	8,559

Net revenue	1,671,426	839,540	569,454	421,850	373,991

Cost of net product sales	624,654	431,403	334,799	264,999	223,669
Cost of services revenue	177,098	5,261	—	—	—
Cost of license and royalty revenue	9,115	9,149	5,432	4,539	3,318

Cost of net revenue	810,867	445,813	340,231	269,538	226,987

Gross profit	860,559	393,727	229,223	152,312	147,004
Operating expenses:
Research and development	111,828	69,547	48,706	30,992	31,954
Purchase of in-process research and development	—	173,825	4,960	—	—
Sales and marketing	386,284	167,770	94,445	72,103	57,957
General and administrative	298,595	158,438	71,243	59,990	52,707
Loss on dispositions, net	—	—	3,498	—	—

Operating income (loss)	63,852	(175,853)	6,371	(10,773)	4,386
Interest expense and other expenses, net, including amortization of original issue discounts and write-off of deferred financing costs	(103,356)	(74,251)	(17,822)	(1,617)	(18,707)

Loss before (benefit) provision for income taxes	(39,504)	(250,104)	(11,451)	(12,390)	(14,321)
(Benefit) provision for income taxes	(16,686)	(979)	5,727	6,819	2,275
Equity earnings of unconsolidated entities, net of tax	1,050	4,372	336	—	—

Net loss	(21,768)	(244,753)	(16,842)	(19,209)	(16,596)
Preferred stock dividends	(13,989)	—	—	—	—

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Net loss available to common stockholders(1)	$(35,757)	$(244,753)	$(16,842)	$(19,209)	$(17,345)

Net loss per common share — basic and diluted(1)	$(0.46)	$(4.75)	$(0.49)	$(0.79)	$(0.87)

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$141,324	$414,732	$71,104	$34,270	$16,756
Working capital	$457,198	$674,066	$133,313	$84,523	$62,615
Total assets	$5,955,360	$4,880,759	$1,085,771	$791,166	$568,269
Total debt	$1,520,534	$1,387,849	$202,976	$262,504	$191,224
Total stockholders’ equity	$3,278,838	$2,586,667	$714,138	$397,308	$271,416

(1)	Net loss available to common stockholders and basic and diluted net loss per common share are computed as described in Notes 2(n) and 15 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K, including this Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements in this Item 7 include, without limitation, statements regarding anticipated expansion in certain of our product categories, research and development expenditures, the impact of our research and development activities, potential new product and technology achievements, the impact of our worldwide distribution network, our ability to improve our margins through consolidation of certain of our higher cost manufacturing operations into lower cost facilities, our ability to achieve further synergies within expected timelines, our expectations with respect to our SPD joint venture with P&G, the growth prospects of the health management market, our ability to improve care and lower healthcare costs for both providers and patients, and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Item 1A entitled “Risk Factors,” which begins on page 13 of this report, as well as those factors identified from time to time in our periodic filings with the Securities and Exchange Commission. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

Overview

We enable individuals to take charge of improving their health and quality of life at home by developing new capabilities in near patient diagnosis, monitoring and health management. Our global leading products and services, as well as our new product development efforts, focus on cardiology, women’s health, infectious disease, oncology, and drugs of abuse. With our 2007 acquisitions of Biosite, Cholestech, and HemoSense, we established our company as a leading supplier of cardiology diagnostic products. Our acquisitions of Biosite, Instant and Redwood during 2007 and Ameditech, Inc., or Ameditech, in 2008 enhanced our position in drugs of abuse testing. Additionally, with our December 2007 acquisition of Matritech, Inc., or Matritech, we also established a presence in oncology, by acquiring the unique NMP-22 ELISA and rapid point-of-care tests for the screening and monitoring of bladder cancer in conjunction with standard diagnostic procedures. We expect to continue to expand in all of these product categories through focused research and development projects and further development of our distribution capabilities.

During 2007 and 2008, we entered the growing health management market with our acquisitions of Alere Medical, ParadigmHealth and more recently, Matria. With the acquisition of Matria, we are now a leader in this field offering a broad range of services aimed at lowering costs for health plans, hospitals, employers and patients. Our health management services are focused in the areas of women’s and children’s health, cardiology and oncology. We are confident that our ability to offer near patient monitoring tools combined with value-added healthcare services will improve care and lower healthcare costs for both providers and patients. During the third quarter of 2008, we began efforts to consolidate the health management businesses under a single brand. Today, Matria, ParadigmHealth and Alere Medical, each a leader in their respective areas, are united as one business under the name Alere. Also, during the third quarter of 2008, we acquired an overseas health management business enabling us to establish a presence in the newly-developing international health management market.

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

We continue to advance toward our goal of establishing a worldwide distribution network that will allow us to bring both our current and future diagnostic products to the global professional market. In addition, we continue to focus on improving our margins through consolidation of certain of our higher cost manufacturing operations into lower cost facilities, including our 300,000 square foot manufacturing facility located in Hangzhou, China, as well as our jointly-owned facility in Shanghai, China, and we are already seeing improved margins on some of our existing products that we have moved to these facilities. Our business integration activities remain on track and we have seen positive results from the integrations completed to date and as we continue to aggressively integrate acquired operations in order to achieve further synergies within expected timelines. During the second half of 2007, we began implementation of a plan to consolidate sales processing and certain other back-office services from seven of our U.S. operations into a shared services center, located in Orlando, Florida. This shared services center commenced operations at the beginning of the second quarter of 2008.

2008 Financial Highlights

Net revenue in 2008 of $1.7 billion increased by $831.9 million, or 99%, from $839.5 million in 2007. Net revenue increased primarily as a result of our professional diagnostics-related acquisitions which contributed $397.8 million of the increase. Additionally, net revenue increased as a result of our newly-formed health management segment which provided $357.6 million of incremental revenue and primarily included the activities of our recent acquisitions of QAS, Alere Medical, ParadigmHealth and Matria. Partially offsetting the increased revenue as a result of acquisitions was the decrease in revenue associated with the completion of our 50/50 joint venture (SPD) with P&G in May 2007 in which we transferred substantially all of the assets of our consumer diagnostics business, other than our manufacturing and core intellectual property assets. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostics business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Organic growth, particularly from our professional cardiology, infectious disease and drugs of abuse products, also contributed to the revenue growth, as well as higher license and royalty revenue.

Gross profit increased by $466.8 million, or 119%, to $860.6 million in 2008 from $393.7 million in 2007, principally as a result of gross profit earned on incremental revenue from acquired businesses, primarily in our professional diagnostics and health management businesses, as well as increased license and royalty revenue. Offsetting these increases was a decrease in our consumer diagnostics business gross margin, principally as a result of the formation of our 50/50 joint venture with P&G in May 2007. During 2008, gross profit was adversely impacted by a $17.9 million restructuring charge related to the closure of various manufacturing and operating facilities and a charge of $2.0 million associated with the write-up of inventory acquired to fair value in connection with two of our 2008 acquisitions. Gross profit in 2007 was adversely impacted by a $2.0 million charge associated with our various restructuring plans and a charge of $8.2 million associated with the write-up of inventory acquired to fair value in connection with three of our 2007 acquisitions.

We continue to invest aggressively in research and development of new products and technologies as evidenced by our increased research and development expense of $111.8 million in 2008, from $69.5 million in 2007. Expenditures in 2007 are reported net of $18.5 million arising from the co-development funding arrangement that we entered into with ITI, in February 2005. Research and development expense before considering the co-development funding was $88.0 million in 2007. The increase in spending resulted principally from expenditures related to our cardiology research programs. Offsetting these increases was the favorable impact of the 50/50 joint venture with P&G. Our co-development funding arrangement with ITI expired in the first quarter of 2008. The final payment under this agreement was received and earned in the fourth quarter of 2007, and as such, no funding was earned in 2008.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Product Sales.  Net product sales increased by $439.2 million, or 55%, to $1.2 billion in 2008 from $800.9 million in 2007. Excluding the unfavorable impact of currency translation, net product sales in 2008 grew by approximately $439.5 million, or 55%, over 2007. Of the currency adjusted increase, revenue increased primarily as a result of our professional diagnostic-related acquisitions which contributed $363.8 million of the increase. Organic growth, particularly from our professional infectious disease, drugs of abuse products and vitamin and nutritional supplements, also contributed to the growth.

Net Product Sales by Business Segment.  Net product sales by business segment for 2008 and 2007 are as follows (in thousands):

			% Increase
	2008	2007	(decrease)

Professional diagnostics	$1,000,190	$565,265	77%
Health management	18,632	9,210	102%
Consumer diagnostics	132,443	153,616	(14)%
Vitamins and nutritional supplements	88,873	72,824	22%

Net product sales	$1,240,138	$800,915	55%

Professional Diagnostics

The increase in net product sales from our professional diagnostics business segment was $434.9 million, or 77%, resulting in $1.0 billion of net product sales in 2008. Of the increase, revenue increased primarily as a result of our acquisitions of: (i) Biosite, in June 2007, which contributed additional product revenue of $161.7 million in excess of those earned in the prior year’s comparative period, (ii) Cholestech, in September 2007, which contributed additional product revenue of $49.4 million in excess of those earned in the prior year’s comparative period, (iii) Bio-Stat Healthcare Group, or Bio-Stat, in October 2007, which contributed additional product revenue of $21.6 million in excess of those earned in the prior year’s comparative period, (iv) HemoSense, in November 2007, which contributed additional product revenue of $27.2 million in excess of those earned in the prior year’s comparative period, (v) Redwood, in December 2007, which contributed additional product revenue of $23.9 million in excess of those earned in the prior year’s comparative period, (vi) BBI, in February 2008, which contributed product revenue of $32.4 million and (vii) various less significant acquisitions, which contributed an aggregate of $47.6 million of such increase. Organic growth, particularly from our professional infectious disease products, also contributed to the growth. The currency adjusted organic growth for our professional diagnostics net product sales, excluding the impact of acquisitions, was 13%.

Health Management

Our health management net product sales increased $9.4 million, or 102%, to $18.6 million in 2008. The increase in net product sales represents additional sales related to our acquisition of QAS in June 2007.

Consumer Diagnostics

The decrease in net product sales from our consumer diagnostics business segment was $21.2 million, or 14%, resulting in $132.4 million of net product sales for 2008. The decrease was primarily driven by the completion of our 50/50 joint venture with P&G in May 2007 in which we transferred substantially all of the assets of our consumer diagnostics business, other than our manufacturing and core intellectual property assets. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostics business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting. Net product sales from our consumer diagnostics business segment for 2008 and 2007 included $103.0 million and $65.0 million, respectively, of manufacturing revenue associated with our manufacturing agreement with SPD, whereby we manufacture and sell consumer diagnostics to the joint venture. Partially offsetting the impact of the joint venture was an increase $13.5 million of net product sales attributed to our acquisitions of: (i) First Check Diagnostics LLC, or First Check, in January 2007, which contributed additional product revenue of $1.1 million in excess of those earned in the prior year’s comparative period, (ii) Bio-Stat, in October 2007, which contributed additional product revenue of $4.6 million in excess of those earned in the prior year’s comparative period and (iii) BBI, in February 2008, which contributed product revenue of $7.8 million.

Vitamins and Nutritional Supplements

Our vitamins and nutritional supplements net product sales increased by $16.0 million, or 22%, to $88.9 million in 2008. The increase is primarily a result of increased private label nutritional sales to our existing and new customers.

Services Revenue.  Services revenue was $405.5 million in 2008, as compared to $16.6 million in 2007. Services revenue is principally related to our newly-formed health management business segment which primarily includes our recent acquisitions of QAS, Alere Medical, ParadigmHealth and Matria. In addition to the services revenue generated by our health management businesses, services revenue also includes revenue generated by our professional drugs of abuse testing and screening business, along with revenue associated with our long-term services agreement related to our consumer diagnostics joint venture formed with P&G in May 2007, pursuant to which we provide certain operational support services to the joint venture.

Services Revenue by Business Segment.  Services revenue by business segment for 2008 and 2007 are as follows (in thousands):

	2008	2007

Professional diagnostics	$29,338	$—
Health management	373,767	14,164
Consumer diagnostics	2,357	2,482

Total services revenue	$405,462	$16,646

Professional Diagnostics

Services revenue provided by our professional diagnostics business segment of $29.3 million in 2008 represents revenue related to the laboratory-based professional drugs of abuse testing and screening business at Redwood, which was acquired in December 2007.

Health Management

Services revenue provided by our newly-formed health management business segment was $373.8 million in 2008, with Matria contributing services revenue of $197.7 million, Alere Medical contributing services revenue of $91.2 million, ParadigmHealth contributing services revenue of $71.3 million and QAS contributing services revenue of $12.1 million.

Consumer Diagnostics

Services revenue provided by our consumer diagnostics business segment decreased by $0.1 million, or 5%, to $2.4 million in 2008. Services revenue provided by our consumer diagnostics business segment represents revenue related to our long-term services agreements with our 50/50 joint venture with P&G formed in May 2007, pursuant to which we provide certain operational support services to the joint venture.

Net Product Sales and Services Revenue by Geographic Location.  Net product sales and services revenue by geographic location for 2008 and 2007 are as follows (in thousands):

			% Increase
	2008	2007	(decrease)

United States	$1,186,583	$511,941	132%
Europe	283,552	196,379	44%
Other	175,465	109,241	61%

Net product sales and services revenue	$1,645,600	$817,561	101%

Net product sales and services revenue of $1.2 billion and $511.9 million generated in the United States were approximately 72% and 63%, respectively, of total net product sales and services revenue for the year ended December 31, 2008 and 2007, respectively. The growth in net product sales and services revenue in all geographic regions resulted from the various acquisitions discussed above and organic growth, partially offset by the decrease in revenue associated with the formation of our 50/50 joint venture with P&G in May 2007.

License and Royalty Revenue.  License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by $3.8 million, or 18%, to $25.8 million in 2008, from $22.0 million in 2007. License and royalty revenue for 2008 increased primarily as a result of our acquisition of Biosite in June 2007, which contributed an additional $1.9 million of royalty revenue in excess of those earned in 2007. Additionally, incremental royalty revenue was derived from new royalty agreements entered into during 2008, along with increases associated with certain existing royalty agreements, partially offset by decreases in other royalty agreements.

Gross Profit and Margin.  Gross profit increased by $466.8 million, or 119%, to $860.6 million in 2008, from $393.7 million in 2007. Gross profit during 2008 benefited from higher than average margins earned on revenue from our recently acquired businesses and from the favorable impact of our low cost manufacturing facilities in China. Included in gross profit in 2008 were restructuring charges totaling $17.9 million associated with the closure of various manufacturing and operating facilities, a $2.0 million charge related to the write-up to fair market value of inventory acquired in connection with our first quarter acquisitions of BBI and Panbio, and $1.5 million of stock-based compensation expense. Included in gross profit in 2007 were restructuring charges totaling $2.0 million associated with the closure of various manufacturing and operating facilities, an $8.2 million charge related to the write-up to fair market value of inventory acquired in connection with our acquisitions of Biosite, Cholestech and HemoSense and $0.6 million of stock-based compensation expense. Cost of net revenue included amortization expense of $43.4 million and $24.0 million in 2008 and 2007, respectively.

Overall gross margin was 52% in 2008, compared to 47% in 2007.

Gross Profit from Net Product Sales by Business Segment.  Gross profit from net product sales represents total gross profit less gross profit associated with services revenue and license and royalty revenue. Gross profit from net product sales increased by $246.0 million to $615.5 million in 2008, from $369.5 million in 2007. Gross profit from net product sales by business segment for 2008 and 2007 is as follows (in thousands):

			% Increase
	2008	2007	(decrease)

Professional diagnostics	$581,806	$306,710	90%
Health management	2,729	3,076	(11)%
Consumer diagnostics	23,413	52,760	(56)%
Vitamins and nutritional supplements	7,536	6,966	8%

Gross profit from net product sales	$615,484	$369,512	67%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales increased by $275.1 million, or 90%, comparing 2008 to 2007, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above, which contributed higher than average gross profits. The higher than average profits were partially offset by a $2.0 million charge related to the write-up to fair market value of inventory acquired in connection with our acquisitions of BBI and Panbio and $17.9 million in restructuring charges. Reducing gross profit for 2007 was an $8.2 million charge related to the write-up to fair market value of inventory acquired in connection with our acquisitions of Biosite, Cholestech and HemoSense and $0.5 million in restructuring charges.

As a percentage of our professional diagnostics net product sales, gross profit from our professional diagnostics business was 58% in 2008, compared to 54% in 2007.

Health Management

Gross profit from our health management net product sales decreased by $0.3 million, or 11%, to $2.7 million during 2008, compared to $3.1 million during 2007.

As a percentage of our health management net product sales, gross profit from our health management business was 15% in 2008, compared to 33% in 2007.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales decreased $29.3 million, or 56%, comparing 2008 to 2007. The decrease is primarily a result of the formation of our 50/50 joint venture with P&G for our consumer diagnostics business in May 2007, partially offset by the gross profit earned on revenue from acquired businesses, primarily our BBI acquisition and the manufacturing profit associated with products sold under our manufacturing agreement with the joint venture. Gross profit for 2007 was adversely impacted by restructuring charges totaling $1.5 million related to the formation of the joint venture.

As a percentage of our consumer diagnostics net product sales, gross profit from our consumer diagnostics business was 18% for 2008, compared to 34% in 2007. The decrease in gross margin percentage for 2008, as compared to 2007, is driven by the formation of our 50/50 joint venture with P&G in May 2007. As a result of the joint venture, our consumer diagnostics net product sales consist of the manufacturing revenue associated with our manufacturing agreement with the joint venture, whereby we manufacture and sell consumer diagnostics to the joint venture.

Vitamins and Nutritional Supplements

Gross profit from our vitamins and nutritional supplements net product sales increased $0.6 million, or 8%, comparing 2008 to 2007. The increase is primarily the result of higher private label sales.

As a percentage of our vitamin and nutritional supplements net product sales, gross profit from our vitamins and nutritional supplements business was 9% in 2008, compared to 10% in 2007.

Gross Profit from Services Revenue.  Gross profit from services revenue primarily represents gross profit related to our newly-formed health management business segment which includes our recent acquisitions of QAS, Alere Medical, ParadigmHealth and Matria. In addition to the gross profit from services revenue generated by our health management businesses, gross profit from services revenue also includes gross profit generated by our professional drugs of abuse testing and screening business, along with gross profit associated with our long-term services agreement related to our consumer diagnostics joint venture formed with P&G in May 2007, pursuant to which we provide certain operational support services to the joint venture. Our gross profit from services revenue was $228.4 million in 2008 as compared to $11.4 million in 2007.

Gross Profit from Services Revenue by Business Segment.  Gross profit from services revenue was $228.4 million and $11.4 million in 2008 and 2007, respectively, and represents gross profit related to services revenue associated with our newly-formed health management business segment, which includes our recent acquisitions of QAS, Alere Medical, ParadigmHealth and Matria, our professional drugs of abuse testing and screening businesses, and our long-term services agreement related to our consumer diagnostics joint venture formed with P&G in May 2007. Gross profit from services revenue by segment for 2008 and 2007 is as follows (in thousands):

	2008	2007

Professional diagnostics	$14,380	$—
Health management	211,627	8,903
Consumer diagnostics	2,357	2,482

Gross profit from services revenue	$228,364	$11,385

Professional Diagnostics

Gross profit from services revenue for our professional diagnostics business segment was $14.4 million in 2008 and represents gross profit related to the services provided by our professional drugs of abuse testing and screening business, Redwood, which was acquired in December 2007.

As a percentage of our professional diagnostics services revenue, gross margin for 2008 was 49%.

Health Management

Gross profit from services revenue for our newly-formed health management business segment was $211.6 million and $8.9 million in 2008 and 2007, respectively, and represents gross profit related to the services provided by our health management businesses, primarily Alere Medical, ParadigmHealth, QAS and Matria.

As a percentage of our health management services revenue, gross margin for 2008 and 2007 was 57% and 63%, respectively.

Consumer Diagnostics

Gross profit from services revenue for our consumer diagnostics business segment was $2.4 million and $2.5 million in 2008 and 2007, respectively, and represents gross profit from services revenue related to our long-term services agreements with the joint venture, pursuant to which we provide certain operational support services to the joint venture. We presently do not allocate any cost of goods sold to the services revenue related to this long-term service agreement. All costs for this segment are recorded in the gross profit from net product sales.

Research and Development Expense.  Research and development expense increased by $42.3 million, or 61%, to $111.8 million in 2008 from $69.5 million in 2007. The year over year increase in research and development expense is primarily the result of increased spending related to our cardiology research programs, partially offset by the transition of our consumer-related research and development efforts into our 50/50 joint venture with P&G. Additionally, our funding relationship with ITI was complete as of December 31, 2007 and, as such, no funding was earned during 2008. This funding relationship was reflected as an offset to research and development expense totaling $18.5 million during 2007. Also included in research and development expense is $4.6 million of stock-based compensation expense, representing an increase of approximately $2.4 million from 2007. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $7.2 million were included in research and development expense during 2008, representing an increase of approximately $4.7 million from 2007. Amortization expense of $3.7 million and $2.9 million was included in research and development expense for 2008 and 2007, respectively.

Research and development expense as a percentage of net revenue decreased to 7% for 2008, from 8% for 2007.

Purchase of In-Process Research and Development (“IPR&D”).  In connection with two of our acquisitions since 2007, we have acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. For example, we have discontinued funding certain of the programs listed below. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. The following table sets forth IPR&D projects for companies and certain assets we have acquired since 2007 (in thousands):

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

Sales and Marketing Expense.  Sales and marketing expense increased by $218.5 million, or 130%, to $386.3 million in 2008, from $167.8 million in 2007. The increase in sales and marketing expense primarily relates to additional spending related to newly-acquired businesses. Also included in sales and marketing expense is $4.3 million of stock-based compensation expense, representing an increase of approximately $2.6 million from 2007. Partially offsetting the increases was the favorable impact of the formation of our 50/50 joint venture with P&G. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $4.2 million were included in sales and marketing expense during 2008, representing an increase of approximately $3.4 million from 2007. Amortization expense of $148.6 million and $34.5 million was included in sales and marketing expense for 2008 and 2007, respectively.

Sales and marketing expense as a percentage of net revenue increased to 23% for 2008, from 20% for 2007.

General and Administrative Expense.  General and administrative expense increased by $140.2 million, or 89%, to $298.6 million in 2008, from $158.4 million in 2007. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. Legal spending increased by approximately $14.6 million in 2008, as compared to 2007. Also included in general and administrative expense is $16.0 million of stock-based compensation expense, representing a decrease of approximately $36.9 million from 2007 which included a charge of $45.2 million related to our acquisition of

Biosite. Partially offsetting the increases was the favorable impact from the formation of our 50/50 joint venture with P&G. Amortization expense of $18.4 million and $0.3 million was included in general and administrative expense for 2008 and 2007, respectively.

General and administrative expense as a percentage of net revenue decreased to 18% for 2008, from 19% for 2007.

Interest Expense.  Interest expense includes interest charges and the amortization of deferred financing costs associated with our debt issuances. Interest expense in 2007 also includes the write-off of deferred financing costs and early termination fees associated with the repayment of outstanding debt. Interest expense increased by $18.1 million, or 22%, to $101.1 million in 2008, from $83.0 million in 2007. The increase in interest expense in 2008 was due to higher average outstanding borrowing balances in 2008 and $6.6 million in interest expense related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease in Bedford, England recorded in connection with our 2008 restructuring plans. Also contributing to the increase in 2008 was $0.8 million of interest expense recorded in connection with a legal settlement with one of our distributors in June 2008. Interest expense for 2007 included the write-off of $15.6 million of deferred financing costs and prepayment premium related to the repayment of outstanding debt, in conjunction with our financing arrangements related to our Biosite acquisition.

Other Income (Expense), Net.  Other income (expense), net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net, are summarized as follows (in thousands):

	2008	2007	Change

Interest income	$6,718	$11,486	$(4,768)
Foreign exchange gains (losses), net	(897)	(1,609)	712
Other	(8,033)	(1,103)	(6,930)

Other income (expense), net	$(2,212)	$8,774	$(10,986)

Other income (expense), net, for 2008 includes a $12.5 million charge associated with an arbitration decision, partially offset by $5.5 million of income associated with settlements of prior year’s royalties during 2008.

Other income (expense), net, for 2007 includes a foreign exchange gain of $1.9 million realized on the settlement of intercompany notes and $3.9 million in unrealized foreign currency loss associated with a cash escrow established in connection with the acquisition of BBI.

(Benefit) Provision for Income Taxes.  (Benefit) provision for income taxes increased by $15.7 million, to a $16.7 million benefit in 2008, from a $1.0 million benefit in 2007. The effective tax rate in 2008 was 43%, compared to 0.4% in 2007. The increase in the benefit for income taxes from 2007 to 2008 is primarily related to the recognition of the benefit of losses in Germany, Japan and the United Kingdom.

The primary components of the 2008 provision for income taxes relates to U.S. federal and state income taxes, taxes on foreign income and the recognition of benefit on German and U.K. losses. The primary components of the 2007 provision for income taxes relates to the recognition of benefit on U.S. and U.K. losses, state income taxes and taxes on foreign income. We recognized the benefit of U.S. net operating loss, or NOL, carryforwards and other U.S. deferred tax assets due to the U.S. non-current deferred tax liabilities recorded in purchase accounting for 2007 acquisitions. During 2007, we released approximately $83.0 million of valuation allowance for these pre-acquisition U.S. deferred tax assets, which was released to goodwill. Thereafter, we recognized a benefit or recorded a provision, as appropriate, for the current year U.S. losses.

Net Loss.  We incurred a net loss of $21.8 million in 2008, while we incurred a net loss of $244.8 million in 2007. Net loss per common share available to common stockholders was $0.46 per basic and diluted common share in 2008, as compared to net loss of $4.75 per basic and diluted common share in 2007. The net loss in 2008 and 2007 resulted from the various factors as discussed above. See Note 15 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the calculation of net loss per common share.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

During 2007 and 2008, we entered the growing health management market with our acquisitions of QAS, Alere Medical, ParadigmHealth and more recently Matria. As a result of these acquisitions, we formed our health management reporting unit in 2008. For presentation and comparative purposes certain amounts for prior periods have been reclassified to conform to the current period classification.

Net Product Sales.  Net product sales increased by $248.8 million, or 45%, to $800.9 million in 2007, from $552.1 million in 2006. Excluding the favorable impact of currency translation, net product sales in 2007 grew by approximately $237.8 million, or 43%, over 2006. Of the currency adjusted increase, revenue increased primarily as a result of our acquisitions of: (i) First Check, in January 2007, which contributed revenue of $12.9 million, (ii) Instant, in March 2007, which contributed revenue of $22.8 million, (iii) Biosite, in June 2007, which contributed revenue of $167.8 million, (iv) Cholestech, in September 2007, which contributed revenue of $24.1 million, (v) Bio-Stat Healthcare Group, or Bio-Stat, in October 2007, which contributed revenue of $8.1 million, (vi) HemoSense, in November 2007, which contributed revenue of $3.5 million and (vii) various less significant acquisitions, which contributed an aggregate of $19.4 million of such increase. Partially offsetting the increased revenue as a result of acquisitions was the decrease in revenue associated with the formation of our 50/50 joint venture with P&G on May 17, 2007 in which we transferred substantially all of the assets of our consumer diagnostics business, other than our manufacturing and core intellectual property assets. Upon completion of the transaction to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostics business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting. We recorded $76.1 million of net product sales in 2007 (through the date the joint venture was formed), as compared to $171.6 million of net product sales in 2006. During 2007, we recorded $65.0 million of manufacturing revenue associated with our manufacturing agreement with the joint venture, whereby we manufacture and sell consumer diagnostics to the joint venture. Organic growth, particularly from our professional infectious disease and drugs of abuse products, also contributed to the growth, as well as higher license and royalty revenue.

Net Product Sales by Business Segment.  Net product sales by business segment for 2007 and 2006 are as follows (in thousands):

			% Increase
	2007	2006	(decrease)

Professional diagnostics	$565,265	$298,472	89%
Health management	9,210	—	—%
Consumer diagnostics	153,616	171,607	(11)%
Vitamins and nutritional supplements	72,824	82,051	(11)%

Net product sales	$800,915	$552,130	45%

Professional Diagnostics

The increase in net product sales from our professional diagnostics business segment was $266.8 million, or 88%, comparing 2007 to 2006. Revenue increased primarily as a result of our acquisitions of: (i) Instant, in March 2007, which contributed revenue of $22.8 million, (ii) Biosite, in June 2007, which contributed revenue of $167.8 million, (iii) Cholestech, in September 2007, which contributed revenue of $24.1 million, (iv) Bio-Stat, in October 2007, which contributed revenue of $8.1 million, (v) HemoSense, in November 2007, which contributed revenue of $3.5 million and (vi) various less significant acquisitions, which contributed an aggregate of $17.2 million of such increase. Organic growth, particularly from our professional infectious disease and drugs of abuse products, also contributed to the growth.

Health Management

Effective January 1, 2008, we formed our health management business segment which includes the activities of our recent acquisitions of QAS, which was acquired in June 2007; Alere Medical, which was acquired in November 2007; and ParadigmHealth, which was acquired in December 2007. Net product sales associated with our recently acquired health management businesses was $9.2 million during 2007.

Consumer Diagnostics

The decrease in net product sales from our consumer diagnostics business segment was $18.0 million, or 11%, comparing 2007 to 2006. The decrease was primarily driven by the formation of our 50/50 joint venture with P&G on May 17, 2007 in which we transferred substantially all of the assets of our consumer diagnostics business, other than our manufacturing and core intellectual property assets. Upon completion of the transaction to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostics business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting. Net product sales of our consumer diagnostics for 2007 included $65.0 million of manufacturing revenue associated with our manufacturing agreement with SPD, whereby we manufacture and sell consumer diagnostics to the joint venture. Partially offsetting the impact of the joint venture was $12.9 million of net product sales from our First Check consumer drugs of abuse product line which was acquired in January 2007.

Vitamins and Nutritional Supplements

Our vitamins and nutritional supplements net product sales decreased by $9.2 million, or 11%, comparing 2007 to 2006. The decrease was driven primarily by our private label business.

Services Revenue.  Services revenue of $16.6 million in 2007 represents revenue related to our health management businesses, Alere Medical, ParadigmHealth and QAS, all of which were acquired during 2007.

Net Product Sales and Services Revenue by Geographic Location.  Net product sales and services revenue by geographic location for 2007 and 2006 are as follows (in thousands):

			% Increase
	2007	2006	(decrease)

United States	$511,941	$323,046	58%
Europe	196,379	134,528	46%
Other	109,241	94,556	16%

Net product sales and services revenue	$817,561	$552,130	48%

Net product sales and services revenue of $511.9 million and $323.0 million generated in the United States were approximately 63% and 59%, respectively, of total net product sales and services revenue for the year ended December 31, 2007 and 2006, respectively. The growth in net product sales and services revenue in all geographic regions resulted from the various acquisitions discussed above and organic growth, partially offset by the decrease in revenue associated with the formation of our 50/50 joint venture with P&G in May 2007.

License and Royalty Revenue.  License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by $4.7 million, or 27%, to $22.0 million in 2007, from $17.3 million in 2006. The increase primarily relates to $3.9 million of royalty revenue contributed by Biosite, which was acquired in June 2007. Additionally, incremental royalty revenue was derived from new royalty agreements entered into during 2007, along with increases associated with certain existing royalty agreements, partially offset by decreases in other royalty agreements.

Gross Profit and Margin.  Gross profit increased by $164.5 million, or 72%, to $393.7 million in 2007, from $229.2 million in 2006. Gross profit during 2007 benefited from higher than average margins earned on revenue from our recently acquired businesses and from the favorable impact of our low cost manufacturing facilities in China. Included in cost of net revenue in 2007 were restructuring charges totaling $2.0 million associated with our joint venture related restructuring plans, a charge of $8.2 million associated with the write-up of inventory acquired to fair value in connection with our acquisitions of Biosite, Cholestech and HemoSense, and $0.6 million of stock-based compensation expense. Additionally, gross profit in 2007 was unfavorably impacted by the formation of our 50/50 joint venture with P&G. Included in cost of net revenue during 2006 was a restructuring charge of $9.5 million related to the closure of our ABI operation in San Diego, California, along with the write-off of fixed assets at other facilities impacted by our 2006 restructuring plans and the closure of CDIL, our manufacturing facility in Galway, Ireland. Cost of net revenue during 2006 also included a $0.4 million charge for stock-based compensation expense. Cost of net revenue included amortization expense of $24.0 million and $11.2 million in 2007 and 2006, respectively.

Overall gross margin was 47% in 2007, compared to 40% in 2006.

Gross Profit from Net Product Sales by Business Segment.  Gross profit from net product sales represents total gross profit less gross profit associated with services revenue and license and royalty revenue. Gross profit from net product sales increased by $152.2 million to $369.5 million in 2007, from $217.3 million in 2006. Gross profit from net product sales by business segment for 2007 and 2006 is as follows (in thousands):

			% Increase
	2007	2006	(decrease)

Professional diagnostics	$306,710	$129,636	137%
Health management	3,076	—	—%
Consumer diagnostics	52,760	82,658	(36)%
Vitamins and nutritional supplements	6,966	5,037	38%

Gross profit from net product sales	$369,512	$217,331	70%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales increased by $177.1 million, or 137%, comparing 2007 to 2006, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above, which contributed higher than average gross profits. The higher than average profits were partially offset by an $8.2 million charge associated with the write-up of inventory acquired to fair value in connection with our acquisitions of Biosite, Cholestech and HemoSense, $0.5 million in restructuring charges and $0.3 million of stock-based compensation expense. Reducing gross profit for 2006 was a $7.2 million restructuring charge associated with management’s decision to close our ABI operations in San Diego, California.

As a percentage of our professional diagnostics net product sales, gross profit from our professional diagnostics business was 54% in 2007, compared to 43% in 2006.

Health Management

Effective January 1, 2008, we formed our health management business segment which includes the activities of our recent acquisitions of QAS, which was acquired in June 2007; Alere Medical, which was acquired in November 2007; and ParadigmHealth, which was acquired in December 2007. Net product sales associated with our recently-acquired health management businesses was $3.1 million during 2007.

As a percentage of our health management net product sales, gross margin for 2007 was 33%.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales decreased $29.9 million, or 36%, comparing 2007 to 2006. The decrease is primarily a result of the formation of our 50/50 joint venture with P&G for our consumer diagnostics business in May 2007, partially offset by the gross profit earned on revenue from acquired businesses, primarily our First Check acquisition, as discussed above; the 5% mark-up on products sold under our manufacturing agreement with the joint venture, a restructuring charge of $1.5 million associated with the decision to close facilities and the formation of our joint venture with P&G and $0.3 million of stock-based compensation expense. Gross profit for 2006 was adversely impacted by restructuring charges totaling $2.2 million related to the closure of our CDIL manufacturing facility and $0.4 million of stock-based compensation expense.

As a percentage of our consumer diagnostics net product sales, gross profit from our consumer diagnostics business was 34% for 2007, compared to 48% in 2006.

Vitamins and Nutritional Supplements

Gross profit from our vitamins and nutritional supplements net product sales increased $1.9 million, or 38%, comparing 2007 to 2006. The increase is primarily the result of improved customer mix, improved factory utilization and our cost reduction initiatives in our private label manufacturing business.

As a percentage of our vitamins and nutritional supplements net product sales, gross profit from our vitamins and nutritional supplements business was 10% in 2007, compared to 6% in 2006.

Gross Profit from Services Revenue.  Gross profit from services revenue was $11.4 million in 2007, and represents gross profit related to services revenue associated with our newly-formed health management business segment, which includes our recent acquisitions of QAS, Alere Medical, ParadigmHealth and Matria, our professional drugs of abuse testing and screening businesses, and our long-term services agreement related to our consumer diagnostics joint venture formed with P&G in May 2007.

Research and Development Expense.  Research and development expense increased by $20.8 million, or 43%, to $69.5 million in 2007, from $48.7 million in 2006. Research and development expense in 2007 and 2006 is reported net of co-development funding of $18.5 million and $16.6 million, respectively, arising from the co-development funding arrangement that we entered into with ITI in February 2005. The year over year increase in research and development expense is primarily the result of increased spending related to our cardiology research programs, $21.5 million of spending related to our 2007 acquisitions, partially offset by the transition of our consumer-related research and development efforts into our 50/50 joint venture with P&G in the second quarter of 2007. Also included in research and development expense is $2.2 million of stock-based compensation expense, representing an increase of approximately $0.8 million from 2006. Restructuring charges associated with the formation of our 50/50 joint venture and our 2007 restructuring plan to integrate our newly-acquired businesses totaling $2.5 million were included in research and development expense during 2007. Amortization expense of $2.9 million and $3.3 million was included in research and development expense for 2007 and 2006, respectively.

Research and development expense as a percentage of net product revenue decreased to 9% for 2007, from 10% for 2006.

Purchase of In-Process Research and Development (“IPR&D”).  In connection with three of our acquisitions since 2006, we have acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. For example, we have discontinued funding certain of the programs listed below. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. If products based on our acquired IPR&D programs and technology platforms do not become commercially viable, our results of operations could be materially adversely affected. The following table sets forth IPR&D projects for companies and certain assets we have acquired since 2006 (in thousands):

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

Sales and Marketing Expense.  Sales and marketing expense increased by $73.3 million, or 78%, to $167.8 million in 2007, from $94.4 million in 2006. The increase in sales and marketing expense is primarily the result of approximately $56.1 million of additional spending related to newly-acquired businesses, primarily Biosite, Instant, Cholestech and the various less significant acquisitions. Also included in sales and marketing expense is $1.7 million of stock-based compensation expense, representing an increase of approximately $1.0 million from 2006. Partially offsetting the increases was the favorable impact of the formation of our 50/50 joint venture with P&G. Amortization expense of $36.9 million and $6.8 million was included in sales and marketing expense for 2007 and 2006, respectively.

Sales and marketing expense as a percentage of net product sales and services revenue increased to 21% for 2007, from 17% for 2006.

General and Administrative Expense.  General and administrative expense increased by $87.2 million, or 122%, to $158.4 million in 2007, from $71.2 million in 2006. The increase in general and administrative expense is primarily the result of approximately $26.9 million of additional spending related to newly-acquired businesses, primarily Biosite, Instant, Cholestech and the various less significant acquisitions. Also included in general and administrative expense is $53.0 million of stock-based compensation expense, representing an increase of approximately $50.0 million from 2006. The $53.0 million stock-based compensation expense includes a one-time charge of $45.2 million associated with the stock option acceleration and conversion in connection with the acquisition of Biosite. Partially offsetting the increases was the favorable impact of the formation of our 50/50 joint venture with P&G. Amortization expense of $0.3 million and $0.4 million was included in general and administrative expense for 2007 and 2006, respectively.

General and administrative expense as a percentage of net product sales and services revenue increased to 19% for 2007, from 13% for 2006.

Interest Expense.  Interest expense in 2007 includes interest charges, amortization of deferred financing costs, prepayment premiums and the amortization of non-cash discounts associated with our debt issuances. Interest expense for 2006 includes interest charges, the write-off and amortization of deferred financing costs and the amortization of non-cash discounts associated with our debt issuances in 2004. Interest expense increased by $56.4 million, or 212%, to $83.0 million in 2007, from $26.6 million in 2006. Interest expense increased in 2007 as a result of higher debt balances than in the prior period. Additionally, in 2007 we recorded a write-off of $15.6 million of deferred financing costs and prepayment premium related to the repayment of outstanding debt, in conjunction with our financing arrangements related to our Biosite acquisition. In 2006, we recorded a charge of $1.3 million related to prepayment penalties and the write-off of debt origination costs resulting from the early repayment of our $20.0 million, 10% subordinated promissory notes on September 8, 2006.

Other Income (Expense), Net.  Other income (expense), net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net, are summarized as follows (in thousands):

	2007	2006	Change

Interest income	$11,486	$1,693	$9,793
Foreign exchange gains (losses), net	(1,609)	2,643	(4,252)
Other	(1,103)	4,412	(5,515)

Other income (expense), net	$8,774	$8,748	$26

Other income (expense), net, for 2007 includes a foreign exchange gain of $1.9 million realized on the settlement of intercompany notes and $3.9 million in unrealized foreign currency loss associated with a cash escrow established in connection with the acquisition of BBI.

Other income (expense), net, for 2006 includes a foreign exchange gain of $4.3 million associated with the closure of our Galway, Ireland manufacturing operation and $4.7 million in other income, related to the portion of our settlement with Vedalab S.A., or Vedalab relating to periods prior to 2006.

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

The primary components of the 2007 provision for income taxes relates to the recognition of benefit on U.S. and U.K. losses, state income taxes, and taxes on foreign income. We recognized the benefit of U.S. NOL carryforwards and other U.S. deferred tax assets due to the U.S. non-current deferred tax liabilities recorded in purchase accounting for 2007 acquisitions. We released approximately $83.0 million of valuation allowance for these U.S. deferred tax assets, which was released to goodwill. Thereafter, we recognized a benefit for the current year U.S. losses. The primary components of the 2006 provision for income taxes are related to the recognition of U.S. deferred tax liabilities for temporary differences between the book and tax bases of goodwill and certain intangible assets with indefinite lives and to taxes on foreign income.

Net Loss.  We incurred a net loss of $244.8 million in 2007, while we incurred a net loss of $16.8 million in 2006. Net loss per common share available to common stockholders was $4.75 per basic and diluted common share in 2007, as compared to net loss of $0.49 per basic and diluted common share in 2006. The net loss in 2007 and 2006 resulted from the various factors as discussed above. See Note 15 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the calculation of net loss per common share.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we currently expect to fund our short and long-term working capital needs and other commitments primarily through our operating cash flow, and we expect our working capital position to improve as we improve our operating margins and grow our business through new product introductions and by continuing to leverage our strong intellectual property position. At this point in time, our liquidity has not been materially impacted by the recent and unprecedented disruption in the current capital and credit markets and we do not expect that it will be materially impacted in the near future. However, because of the unprecedented nature and severity of the ongoing financial crisis in the capital and credit markets, we cannot predict with certainty the ultimate impact of these events on us. We will therefore continue to closely monitor our liquidity and capital resources.

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

As of December 31, 2008, in addition to other indebtedness, we had approximately $1.1 billion in aggregate principal amount of indebtedness outstanding under our First Lien Credit Agreement, $250.0 million in aggregate principal amount of indebtedness outstanding under our Second Lien Credit Agreement (collectively with the First Lien Credit Agreement, the secured credit facilities), and $150.0 million in indebtedness under our outstanding 3% senior subordinated convertible notes, or the senior subordinated convertible notes. Included in the secured credit facilities is a revolving line-of-credit of $150.0 million, of which $142.0 million was outstanding as of December 31, 2008.

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

For the year ended December 31, 2008, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $85.2 million. As of December 31, 2008, accrued interest related to the secured credit facilities amounted to $3.4 million. As of December 31, 2008, we were in compliance with all debt covenants related to the above debt, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.

Interest expense related to our senior subordinated convertible notes for the year ended December 31, 2008, including amortization of deferred financing costs, was $5.0 million. As of December 31, 2008, accrued interest related to the senior subordinated convertible notes amounted to $0.6 million.

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

In January 2009, we entered into interest rate swap contracts, with an effective date of January 14, 2009, that have a total notional value of $500.0 million and have a maturity date of January 5, 2011. These interest rate swap contracts pay us variable interest at the one-month LIBOR rate, and we pay the counterparties a fixed rate of 1.195%. These interest rate swap contracts were entered into to convert $500.0 million of the $1.2 billion variable rate term loan under the secured credit facility into fixed rate debt.

As of December 31, 2008, we had 1.9 million shares of our Series B preferred stock issued and outstanding. Upon a conversion of these shares of Series B preferred stock, we may, at our option and in our sole discretion, satisfy the entire conversion obligation in cash, or through a combination of cash and common stock, to the extent permitted under our secured credit facilities and under Delaware law.

Summary of Changes in Cash Position

As of December 31, 2008, we had cash and cash equivalents of $141.3 million, a $273.4 million decrease from December 31, 2007. Our primary sources of cash during the year ended December 31, 2008 included $147.8 million generated by our operating activities, $20.7 million from common stock issues under employee stock option and stock purchase plans, $137.2 million from borrowing under of existing credit facilities, and a decrease of $139.2 million in restricted cash. Investing activities during the year ended December 31, 2008 used a total of $713.3 million of cash, net of cash acquired, primarily related to our acquisition activities and capital expenditures. Our financing activities, aside from the decrease in restricted cash, proceeds from borrowings under our secured credit facilities and cash received from common stock issues under employee stock option and stock purchase plans, used $15.1 million of cash related to repayments under our secured credit facilities and capital lease obligations. Fluctuations in foreign currencies negatively impacted our cash balance by $5.7 million during the year ended December 31, 2008.

Operating Cash Flows

Net cash provided by operating activities during the year ended December 31, 2008 was $147.8 million, which resulted from $287.0 million of non-cash items, offset by our net loss of $21.8 million and $117.4 million of cash used to meet net working capital requirements during the period. The $287.0 million of non-cash items included $267.9 million related to depreciation and amortization, $24.2 million related to the impairment of assets, $26.4 million related to non-cash stock-based compensation expense and $5.9 million related to the amortization of deferred financing costs, partially offset by a $41.8 million decrease related to the recognition of a tax benefit for current year losses and a $1.1 million decrease related to equity investments in unconsolidated entities.

Investing Cash Flows

Our investing activities during the year ended December 31, 2008 utilized $713.3 million of cash, including $649.9 million used for acquisitions and transaction-related costs, net of cash acquired, $65.0 million of capital expenditures, net of proceeds from sale of equipment, partially offset by a $1.6 million decrease in investments and other assets, which included an $11.2 million return of cash from our 50/50 joint venture with P&G.

The acquisitions of Matria, BBI and Panbio during 2008 accounted for approximately $576.5 million of the $649.9 million of cash used for acquisitions.

Financing Cash Flows

Net cash provided by financing activities during the year ended December 31, 2008 was $297.8 million. During 2007, in connection with our acquisition of BBI, a restricted cash balance was created in the amount of approximately $140.5 million. Subsequent to the acquisition of BBI in February 2008, this cash balance became unrestricted and available for future financing-related activities. Additionally, financing activities provided $20.7 million from issuance of common stock under employee stock option and stock purchase plans, as well as $137.2 million from borrowings under existing credit facilities.

As of December 31, 2008, we had an aggregate of $1.0 million in outstanding capital lease obligations which are payable through 2013.

Income Taxes

As of December 31, 2008, we had approximately $256.6 million of domestic NOL carryforwards and $15.9 million of foreign NOL carryforwards, respectively, which either expire on various dates through 2027 or may be carried forward indefinitely. These losses are available to reduce federal, state and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic NOL carryforward amount at December 31, 2008 included approximately $199.2 million of pre-acquisition losses at Matria, Alere Medical, Paradigm Health, Biosite, Cholestech, Diamics, Inc., or Diamics, HemoSense, IMN, Ischemia and Ostex. Prior to adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141-R, Business Combinations, these losses were applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense. Upon adoption of SFAS No. 141-R the reduction of a valuation allowance is generally recorded to reduce our income tax expense. Also included in our domestic NOL carryforwards at December 31, 2008 is approximately $17.5 million resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax.

Furthermore, all domestic losses are subject to the Internal Revenue Service Code Section 382 limitation and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long term tax exempt rate. We have recorded a valuation allowance against a portion of the deferred tax assets related to our NOL’s and certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets, as these assets can only be realized via profitable operations.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2008.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter

Long-term debt obligations(1)	$1,519,615	$19,058	$26,530	$20,027	$1,454,000
Capital lease obligations(2)	973	495	446	32	—
Operating lease obligations(3)	94,382	25,377	34,539	20,996	13,470
Long-term and other liabilities(4)	3,403	469	938	938	1,058
Minimum royalty obligations	220	220	—	—	—
Acquisition-related obligations(5)	6,473	5,428	1,045	—	—
Purchase obligations — capital expenditure	17,492	17,492	—	—	—
Purchase obligations — other(6)	69,763	68,996	767	—	—
Interest on debt(7)	33,177	4,500	9,000	9,000	10,677

Total	$1,745,498	$142,035	$73,265	$50,993	$1,479,205

(1)	See description of various financing arrangements in this section and Note 6 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	See Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	See Note 11(a) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	Included in long-term and other liabilities are $0.2 million in technology license payment obligations and $3.4 million in pension obligations. Our liability associated with Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109, has not been included in the table above, as we estimate payments annually.

(5)	Amounts represent obligations associated with our acquisitions which are discussed in more detail below.

(6)	Other purchase obligations relate to inventory purchases and other operating expense commitments.

(7)	Amounts are based on $150.0 million senior subordinated notes. Amounts exclude interest on all other debt due to variable interest rates. See Note 6 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We have contingent consideration contractual terms related to our acquisitions of Alere Medical, Ameditech, Binax, Inc., or Binax, Bio-Stat, CLONDIAG chip technologies GmbH, or Clondiag, Diamics, First Check, Gabmed GmbH, or Gabmed, Global Diagnostics CC, or Global , Matritech, Promesan S.r.l., or Promesan, Spectral Diagnostics Private Limited and its affiliate Source Diagnostics (India) Private Limited, or Spectral/Source, Vision Biotech Pty Ltd, or Vision and our most recently acquired healthcare business. With the exception of Alere Medical, the contingent considerations will be accounted for as increases in the aggregate purchase prices if and when the contingencies occur.

With respect to Alere Medical, the terms of the acquisition agreement provided for contingent consideration payable to each Alere Medical stockholder who owned shares of our common stock or retained the option to purchase shares of our common stock on the six-month anniversary of the closing of the acquisition. The contingent consideration, payable in cash or stock at our election, was equal to the number of such shares of our common stock or options to purchase our common stock held on the six-month anniversary multiplied by the amount that $58.31 exceeded the greater of the average price of our common stock for the ten business days preceding the six-month anniversary date, or 75% of $58.31. Accordingly, based on the price of our common stock for the ten business days preceding the six-month anniversary of the closing of the acquisition, we issued approximately 0.1 million shares of our common stock on May 30, 2008 to the Alere Medical stockholders based on the remaining outstanding shares at that time. Payment of this contingent consideration did not impact the purchase price for this acquisition.

With respect to Ameditech, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue targets for the one-year period ending on the first anniversary of the acquisition date and the one-year period ending on the second anniversary of the acquisition date. The maximum amount of incremental consideration payable is $4.0 million.

With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. As of December 31, 2008, the remaining contingent consideration to be earned is approximately $7.3 million.

With respect to Bio-Stat, the terms of the acquisition provided for contingent consideration payable in the form of loan notes to the Bio-Stat shareholders, if certain EBITDA (earnings before interest, taxes, depreciation and amortization) milestones were met for 2007. The EBITDA milestones were met in 2007 and loan notes totaling £3.4 million ($6.2 million) were issued during the third quarter of 2008. As of December 31, 2008, the loan notes remain outstanding with an approximate value of $4.9 million.

With respect to Clondiag, the terms of the acquisition agreement provided for $8.9 million of contingent consideration, consisting of approximately 0.2 million shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products were developed on Clondiag’s platform technology during the three years following the acquisition date. Successful completion of the second milestone occurred during the first quarter of 2008 for which we made a payment for $0.9 million and issued 56,080 shares of our common stock during the first quarter of 2008. Successful completion of the third and fourth milestones occurred during the third quarter of 2008 for which we made payment for $1.6 million and issued 0.1 million shares of our common stock during the fourth quarter of 2008. No further milestones exist.

With respect to Diamics, the terms of the acquisition agreement provide for contingent consideration payable upon the successful completion of certain milestones, including development of business plans and marketable products. As of December 31, 2008, the remaining contingent consideration to be earned is approximately $2.3 million.

With respect to First Check, the terms of the acquisition agreement required us to pay an earn-out to First Check equal to the incremental revenue growth of the acquired products for 2007 and for the first nine months of 2008, as compared to the immediately preceding comparable periods. The 2007 milestone, totaling $2.2 million, was met and accrued as of December 31, 2007 and was paid during the first quarter of 2008. The 2008 milestone, totaling $0.3 million, was met and accrued during the third quarter of 2008 and was paid in the fourth quarter of 2008. No further milestones exist.

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

With respect to Global, the terms of the acquisition agreement provided for contingent consideration payable upon successfully meeting certain revenue targets in 2008. As of December 31, 2008, the 2008 revenue targets were met resulting in accrued contingent consideration totaling $0.2 million. No further milestones exist.

With respect to Matritech, the terms of the acquisition agreement required us to pay an earn-out to the former Matritech shareholders upon successfully meeting certain revenue targets in 2008. As of December 31, 2008, the milestones were not achieved. No further milestones exits.

With respect to Promesan, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain annual revenue targets. Total contingent consideration of up to

€0.6 million is payable in three equal annual amounts of €0.2 million beginning in 2007 and ending in 2009. The 2007 milestone, totaling €0.2 million ($0.3 million), was met and accrued as of December 31, 2007 and was paid during the first quarter of 2008. The 2008 milestone, totaling €0.2 million ($0.3 million), was met and accrued as of December 31, 2008.

With respect to Spectral/Source, the terms of the acquisition agreement required us to pay an earn-out equal to two times the consolidated revenue of Spectral/Source less $4.0 million, if the consolidated profits before tax of Spectral/Source was at least $0.9 million on the one year anniversary (“milestone period”) following the acquisition date. If consolidated profits before tax of Spectral/Source for the milestone period were less than $0.9 million, then the amount of the payment would be equal to seven times Spectral/Source’s consolidated profits before tax less $4.0 million. The contingent consideration was payable 60% in cash and 40% in stock. The revenue and profit milestones were met and accrued during the fourth quarter of 2008 for which we made payment for $1.6 million and issued 53,372 shares of our common stock during the fourth quarter of 2008. No further milestones exist.

With respect to Vision, the terms of the acquisition agreement provide for incremental consideration payable to the former Vision shareholders. The maximum amount of incremental consideration payable is approximately $3.2 million, of which $1.0 million is guaranteed and accrued as of December 31, 2008. The remaining contingent consideration is payable upon the completion of certain milestones and successfully maintaining certain production levels and product costs during each of the two years following the acquisition date. As of December 31, 2008, no milestones have been met.

With respect to our most recently acquired healthcare business, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets for the twelve months ending June 30, 2009 and December 31, 2010, respectively. We accrued a liability in the amount of $3.8 million to avoid recognition of negative goodwill, as a result of not recognizing additional purchase price consideration that is contingent on future events. As of December 31, 2008, the $3.8 million liability remains accrued.

Critical Accounting Policies

The consolidated financial statements included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The accounting policies discussed below are considered by our management and our audit committee to be critical to an understanding of our financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the notes to our audited consolidated financial statements for the year ended December 31, 2008 included elsewhere in this Annual Report on Form 10-K include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Revenue Recognition

We primarily recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collection is reasonably assured.

The majority of our revenue is derived from product revenue. We recognize revenue upon title transfer of the products to third-party customers, less a reserve for estimated product returns and allowances. Determination of the reserve for estimated product returns and allowances is based on our management’s analyses and judgments regarding certain conditions. Should future changes in conditions prove management’s conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be adversely affected.

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

Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $48.0 million, $48.9 million and $52.8 million, or 4%, 6% and 10%, respectively, of net product sales in 2008, 2007 and 2006, respectively, which have been recorded against product sales to derive our net product sales.

Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $280.6 million and $163.4 million, net of allowances for doubtful accounts of $12.8 million and $12.2 million, as of December 31, 2008 and December 31, 2007, respectively.

Additionally, we generate services revenue in connection with contracts with leading healthcare organizations whereby we distribute clinical expertise through fee-based arrangements. Revenue for fee-based arrangements is recognized over the period in which the services are provided. Some contracts provide that a portion of our fees are at risk if our customers do not achieve certain financial cost savings over a period of time, typically one year. Revenue subject to refund is not recognized if (i) sufficient information is not available to calculate performance measurements, or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as other current liabilities in the consolidated balance sheet, deferring recognition of the revenue until we establish that we have met the performance criteria. If we do not meet the performance targets at the end of the contractual period we are obligated under the contract to refund some or all of the at risk fees. Our deferred revenue balance was $22.0 million and $5.3 million, as of December 31, 2008 and December 31, 2007, respectively.

Valuation of Inventories

We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product and services revenue may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $199.1 million and $148.2 million, net of a provision for excess and obsolete inventory of $10.8 million and $8.1 million, as of December 31, 2008 and 2007, respectively.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of December 31, 2008, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $284.5 million, $3.0 billion and $1.7 billion, respectively.

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

Where we believe that property, plant and equipment and intangible assets have finite lives, we depreciate and amortize those assets over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, our management has historically examined the carrying value of our identifiable long-lived tangible and intangible assets and goodwill, including their useful lives where we believe such assets have finite lives, when indicators of impairment are present. In addition, SFAS No. 142, Goodwill and Other Intangible Assets, requires that impairment reviews be performed on the carrying values of all goodwill on at least an annual basis. For all long-lived tangible and intangible assets and goodwill, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period we identify the impairment. Furthermore, if our review of the carrying values of the long-lived tangible and intangible assets with finite lives indicates impairment of such assets, we may determine that shorter estimated useful lives are more appropriate. In that event, we will be required to record higher depreciation and amortization in future periods, which will reduce our earnings.

Valuation of Goodwill

We perform an impairment review on the carrying value of goodwill at least annually, or more frequently if events occur or circumstances exist that indicate that a reporting unit’s carrying value exceeds its fair value. We performed our annual impairment review as of September 30, 2008, using the discounted cash flows approach and, based upon this review, we do not believe that the goodwill related to our professional diagnostics, health management and consumer diagnostics reporting units was impaired. Because future cash flows and operating results used in the impairment review are based on management’s projections and assumptions, future events can cause such projections to differ from those used at September 30, 2008, which could lead to significant impairment charges of goodwill in the future. As of December 31, 2008, we have goodwill balances related to our professional diagnostics, health management and consumer diagnostics reporting units, which amounted to $1.7 billion, $1.3 billion and $52.7 million, respectively.

Despite current economic conditions and the fluctuation in our common stock price during the fourth quarter of 2008, we determined that, based on our 2008 financial performance, our unchanged expectations of future financial performance and the improvement in our common stock price subsequent to year end, a triggering event that would warrant further impairment testing had not occurred and therefore no updated testing was performed and no goodwill impairment was recorded during 2008. Should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for each reporting unit may be insufficient to support carrying value and the goodwill assigned to it, requiring us to test for impairment. Impairment charges, if any, may be material to our results of operations and financial position.

Valuation of Other Long-Lived Tangible and Intangible Assets

Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and (8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of December 31, 2008, future events could cause us to conclude otherwise.

Stock-Based Compensation

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals and lives assigned to long-lived and intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered through future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within our tax provision.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $12.7 million as of December 31, 2008 due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our foreign businesses and certain U.S. net operating losses and tax credits. Included in this valuation allowance is $3.7 million for deferred tax assets of acquired companies, the future benefits of which will be generally applied to reduce our income tax expense as required SFAS No. 141-R, Business Combinations. This is a reduction of $6.2 million from the valuation allowance of $18.9 million as of December 31, 2007, and resulted in additional goodwill. The decrease is primarily related to the recognition of foreign NOL’s. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.

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

Loss Contingencies

In the section of this Annual Report on Form 10-K titled “Part I, Item 3, Legal Proceedings,” we have reported on material legal proceedings. In addition, because of the nature of our business, we may from time to time be subject to commercial disputes, consumer product claims or various other lawsuits arising in the ordinary course of our business, including employment matters, and we expect this will continue to be the case in the future. These lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can result in counterclaims against us.

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

Recent Accounting Pronouncements

Recently Issued Standards

In June 2008, the FASB ratified Emerging Issue Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which addresses the accounting for certain instruments as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. This Issue is effective for fiscal years beginning after December 15, 2008. We are currently in the process of evaluating the impact of adopting this pronouncement.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FSP should be applied retrospectively for all periods presented. We are currently in the process of evaluating the impact of adopting this pronouncement.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. This statement is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently in the process of evaluating the impact of adopting this pronouncement.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (ARB) No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity and should therefore be reported as equity in the consolidated financial statements. The statement also establishes standards for presentation and disclosure of the non-controlling results on the consolidated income statement. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently in the process of evaluating the impact of adopting this pronouncement.

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations. This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. Given our history of acquisition activity, we anticipate the adoption of SFAS No. 141-R to have a significant impact on our consolidated financial statements. Early adoption of this statement is not permitted. As of December 31, 2008 there were $3.8 million in capitalized acquisition costs classified in other non-current assets. The capitalized costs will be written off in January 2009 when this statement becomes effective.

Recently Adopted Standards

Effective October 2008, we adopted FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. The adoption of these provisions did not have a material impact on our consolidated financial statements.

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

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB No. 115. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is to be applied prospectively upon adoption. The adoption of these provisions did not have a material impact on our consolidated financial statements.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require, (or permit), assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The FASB has provided a one-year deferral for the implementation for other non-financial assets and liabilities. The adoption of these provisions did not have a material impact on our consolidated financial statements. For further information about the adoption of the required provisions of SFAS No. 157 see Note 7.

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

Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At December 31, 2008, our short-term investments approximated market value.

At December 31, 2008, we had a term loan in the amount of $960.8 million and a revolving line-of-credit available to us of up to $150.0 million, of which $142.0 million was outstanding as of December 31, 2008, under our First Lien Credit Agreement. Interest on the term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.

At December 31, 2008, we also had a term loan in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on this term loan, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.

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

In January 2009, we entered into interest rate swap contracts, with an effective date of January 14, 2009, that have a total notional value of $500.0 million and have a maturity date of January 5, 2011. These interest rate swap contracts pay us variable interest at the one-month LIBOR rate, and we pay the counterparties a fixed rate of 1.195%. These interest rate swap contracts were entered into to convert $500.0 million of the $1.2 billion variable rate term loan under the secured credit facility into fixed rate debt.

Assuming no changes in our leverage ratio and considering our interest rate swaps, which would affect the margin of the interest rates under the credit agreements, the effect of interest rate fluctuations on outstanding borrowings as of December 31, 2008 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase

Interest rates increase by 100 basis points	$5,028
Interest rates increase by 200 basis points	$10,055

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During 2008, the net impact of foreign currency changes on transactions was a loss of $0.9 million. Historically, we have not used derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures.

Gross margins of products we manufacture at our European and Chinese plants and sell in U.S. dollars and manufacturing by our U.S. plants and sold in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 49.6% in 2008. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2008, our gross margin on total net product sales would have been 49.7%, 49.9% and 50.1%, respectively.

In addition, because a substantial portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. dollar (in which we report our consolidated financial results), our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. dollar. If the U.S. dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net loss would have been impacted by approximately the following amounts (in thousands):

	Approximate	Approximate
	Decrease in	Increase in
	Net Revenue	Net Loss

If, during 2008, the U.S. dollar was stronger by:
1%	$3,909	$229
5%	$19,545	$1,143
10%	$39,089	$2,287

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data, except for selected quarterly financial data which are summarized below, are listed under Item 15.(a) and have been filed as part of this report on the pages indicated.

The following table presents selected quarterly financial data for each of the quarters in the years ended December 31, 2008 and 2007, (in thousands, except per share data):

	2008
	First	Second	Third	Fourth
	Quarter(2)	Quarter(3)	Quarter(4)	Quarter(5)

Net revenue	$372,233	$401,127	$438,800	$459,266
Gross profit	$180,390	$206,102	$228,148	$245,919
Net (loss) income	$(4,174)	$(30,348)	$(3,659)	$16,413
Net (loss) income per common share — basic and diluted(1)	$(0.05)	$(0.43)	$(0.12)	$0.14

	2007
	First	Second	Third	Fourth
	Quarter(6)	Quarter(7)	Quarter(8)	Quarter(9)

Net revenue	$158,979	$154,965	$237,636	$287,960
Gross profit	$78,338	$66,340	$110,298	$138,751
Net income (loss)	$6,305	$(54,674)	$(180,612)	$(15,772)
Net income (loss) per common share — basic and diluted(1)	$0.14	$(1.17)	$(3.74)	$(0.24)

(1)	Net (loss) income available to common stockholders and basic and diluted net (loss) income per common share are computed as consistent with the annual per share calculations described in Notes 2(n) and 15 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Included in net loss for the first quarter of 2008 is $16.3 million related to restructuring charges associated with the decision to close various facilities, a write-off of $1.7 million related to inventory write-ups recorded in connection with the acquisitions of Panbio Limited and BBI, a $1.7 million net realized foreign currency loss associated with a cash escrow established in connection with the acquisition of BBI, and $5.6 million of non-cash stock-based compensation expense.

(3)	Included in net loss for the second quarter of 2008 is $23.6 million related to restructuring charges associated with the decision to close various facilities, a write-off of $0.3 million related to inventory write-ups recorded in connection with the acquisitions of Panbio Limited and BBI, and $7.2 million of non-cash stock-based compensation expense.

(4)	Included in net loss for the third quarter of 2008 is $5.8 million related to restructuring charges associated with the decision to close various facilities, and $7.0 million of non-cash stock-based compensation expense.

(5)	Included in net income for the fourth quarter of 2008 is $5.0 million related to restructuring charges associated with the decision to close various facilities and $6.7 million of non-cash stock-based compensation expense.

(6)	Included in net income for the first quarter of 2007 is $0.6 million related to the restructuring charge associated with the closure of our ABI operation, a $0.2 million charge to write-off deferred financing costs related to the payment of outstanding debt, and $1.6 million of non-cash stock-based compensation expense.

(7)	Included in net loss for the second quarter of 2007 is $0.4 million related to restructuring charges associated with the decision to close facilities and the formation of our joint venture with P&G, a $1.2 million write-off related to an inventory write-up recorded in connection with the Biosite acquisition, a charge of $15.4 million associated with the write-off of debt origination costs and a prepayment premium paid upon early extinguishment of related debt, a $1.9 million foreign currency gain realized on the settlement of intercompany notes, and $47.3 million of non-cash stock-based compensation expense.

(8)	Included in net loss for the third quarter of 2007 is $0.5 million related to restructuring charges associated with the decision to close facilities and the formation of our joint venture with P&G, a $6.3 million write-off related to inventory write-ups recorded in connection with the Biosite and Cholestech acquisitions, a write-off of $169.0 million associated with the value of purchased IPR&D incurred in connection with the Biosite acquisition, and $3.3 million in non-cash stock-based compensation expense.

(9)	Included in net loss for the fourth quarter of 2007 is $5.2 million related to restructuring charges associated with the decision to close facilities and formation of our joint venture with P&G, a $0.8 million write-off related to inventory write-ups recorded in connection with the Cholestech and HemoSense acquisitions, a write-off of $4.8 million associated with the value of purchased IPR&D incurred in connection with the Diamics acquisition, a $3.9 million unrealized foreign currency loss associated with a cash escrow established in connection with the acquisition of BBI, and $5.3 million in non-cash stock-based compensation expense.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008.

In conducting management’s evaluation of the effectiveness of our company’s internal control over financial reporting, management excluded all 2008 acquisitions except for Matria. The contribution from these acquisitions represented approximately 2% and 4% of total assets and net revenue, respectively, as of and for the year ended December 31, 2008. Refer to Note 4 of the accompanying consolidated financial statements for further discussion of our acquisitions and their impact on our consolidated financial statements.

Our independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on our internal controls over financial reporting, which appears on page 68.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Inverness Medical Innovations, Inc.:

We have audited Inverness Medical Innovations, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9a. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9a, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded all 2008 acquisitions, except for Matria, which are all included in the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended. The acquired entities which were excluded constituted 2% and 4% of total assets and net revenue, respectively, as of and for the year ended December 31, 2008. Management did not assess the effectiveness of internal control over financial reporting of these acquired entities because of the timing of the acquisitions which were completed in 2008. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of above acquisitions.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inverness Medical Innovations, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
February 27, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2009 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference.

On or about January 5, 2009, in connection with the transfer of our common stock from AMEX to the NYSE, we filed with the NYSE the Annual CEO Certification regarding our compliance with the NYSE’s corporate governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, we have filed as exhibits to this Annual Report on Form 10-K, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of our public disclosures.

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

3.  Exhibits.

2.1		Agreement and Plan of Merger, dated as of May 17, 2007 by and among Inverness Medical Innovations, Inc., Inca Acquisition, Inc. and Biosite Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date May 17, 2007, filed on May 18, 2007)
2.2		Agreement and Plan of Reorganization dated as of June 4, 2007, among Inverness Medical Innovations, Inc., Iris Merger Sub, Inc. and Cholestech Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date June 4, 2007, filed on June 4, 2007)
2.3		Agreement and Plan of Merger, dated January 27, 2008, between Inverness Medical Innovations, Inc., Milano MH Acquisition Corp., Milano MH Acquisition LLC and Matria Healthcare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date January 28, 2008, filed on January 29, 2008)
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
3.2		First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007)
3.3		Second Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)
3.4		Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2001)
3.5		Certificate of Designations of Series B Convertible Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date, May 9, 2008, filed on May 14, 2008)
3.6		Certificate of Elimination of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date, May 9, 2008, filed on May 14, 2008)
3.7		Certificate of Correction to the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
3.8		Second Certificate of Correction to the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to Company’s Registration Statement on Form S-4, as amended (File 333-149259))
3.9		Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
4.1		Indenture, dated May 14, 2007, between the Company and U.S. Bank trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)
+10	.1	Distribution Agreement between Biosite and Fisher Scientific Company L.L.C. effective January 1, 2006 (incorporated by reference to Exhibit 10.18 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
*10	.2	Amendment No. 1 to Distribution Agreement between Biosite and Fisher Scientific Company L.L.C., effective January 1, 2006
*10	.3	Amendment No. 2 to Distribution Agreement between Biosite and Fisher Scientific Company L.L.C., effective June 30, 2008
*10	.4	Amendment No. 2B to Distribution Agreement between Biosite and Fisher Scientific Company L.L.C., effective July 8, 2008

*10	.5	Amendment No. 3 to Distribution Agreement between Biosite and Fisher Scientific Company L.L.C., effective July 11, 2008
+10	.6	Semi-exclusive BNP Diagnostic License Agreement Between Biosite Diagnostics Incorporated and Scios, Inc. effective December 30, 1996 (incorporated by reference to Exhibit 10.19 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.7	First Amendment to Semi-exclusive BNP Diagnostic License Agreement between Biosite Incorporated and Scios, Inc. effective August 1, 1997 (incorporated by reference to Exhibit 10.20 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.8	Amendment #2 To Semi-exclusive BNP Diagnostic License Agreement Biosite Incorporated and Scios, Inc. effective August 30, 2002 (incorporated by reference to Exhibit 10.21 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.9	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.10	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.11		Option Agreement, dated as of May 17, 2007 among US CD LLC, SPD Swiss Precision Diagnostics GmbH, Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and Procter & Gamble RHD, Inc. (incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.12		Post-Closing Covenants Agreement, dated as of November 21, 2001, by and among Johnson & Johnson, IMT, the Company, certain subsidiaries of IMT and certain subsidiaries of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.13		Lease between WE 10 Southgate LLC and Binax, Inc. dated as of August 26, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.14		Agreement, dated December 1, 1986, between Bernard Levere, Zelda Levere, Pioneer Pharmaceuticals, Inc. and Essex Chemical Corp. and Unconditional Guarantee by Essex Chemical Corp. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.15		Option to Assume and Extend Lease, dated as of February , 1995, between Bernard Levere, Zelda Levere and International Vitamin Corporation (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.16		Form of Warrant for the Purchase of Shares of Common Stock of the Company issued pursuant to the Note and Warrant Purchase Agreement dated as of December 14, 2001 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 20, 2001)
10.17		Warrant for the Purchase of Shares of Common Stock of the Company, dated as of March 31, 2005, issued to Roger Piasio (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.18		Form of Warrant Agreement issued pursuant to the Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 4, 2002)
10.19		Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-67392))
10.20		Amendment No. 1 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-90530)

10.21		Amendment No. 2 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.6 to Company’s Registration Statement on Form S-8, as amended (File No. 333-106996))
10.22		Amendment No. 3 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2005)
10.23		Amendment No. 4 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.24		Amendment No. 5 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.25		Amendment No. 6 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2007)
10.26		Amendment No. 7 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2007)
10.27		Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) (relating to grants made prior to August 29, 2008)
10.28		Form of Non-Qualified Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) (relating to grants made prior to August 29, 2008)
10.29		Form of Incentive Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) (relating to grants made prior to August 29, 2008)
*10	.30	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (relating to grants made on or after August 29, 2008)
*10	.31	Form of Non-Qualified Stock Option Agreement for U.S. Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (relating to grants made on or after August 29, 2008)
*10	.32	Form of Non-Qualified Stock Option Agreement for Non-U.S. Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (relating to grants made on or after August 29, 2008)
*10	.33	Form of Incentive Stock Option Agreement for Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (relating to grants made on or after August 29, 2008)
*10	.34	Inverness Medical Innovations, Inc. HM Revenue and Customs Share Option Plan (2007) (relating to grants made on or after August 29, 2008)
*10	.35	Rules of the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan for the Grant of Options to Participants in France (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan)
10.36		Rules of Inverness Medical Innovations, Inc. Inland Revenue Approved Option Plan (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.37		Rules of Inverness Medical Innovations, Inc. HM Revenue and Customs Approved Share Option Plan (2007) (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2007)

10.38		Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-67392))
10.39		Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan — First Amendment (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.40		Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan — Second Amendment (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.41		Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan — Third Amendment (incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.42		Underwriting Agreement dated January 25, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, dated January 26, 2007)
10.43		Underwriting Agreement dated November 14, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, dated November 16, 2007)
10.44		$1,050,000,000 First Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc, as Guarantor, The Lenders and L/C Issuers Party Hereto General Electric Capital Corporation, as Administrative Agent, Citizens Bank of Massachusetts, Fifth Third Bank and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Co-Documentation Agents and UBS Securities LLC, as Joint Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.45		First Amendment to First Lien Credit Agreement dated as of November 15, 2007 among IM US Holdings, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2007)
10.46		$250,000,000 Second Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, The Lenders General Electric Capital Corporation, as Administrative Agent and UBS Securities LLC, as Syndication Agent, Joint Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.47		First Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.48		Second Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
14.50		Inverness Medical Innovations Business Conduct Guidelines (incorporated by reference to Exhibit 14.50 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
*21	.1	List of Subsidiaries of the Company as of February 25, 2009
*23	.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
*31	.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
*31	.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith.

+	We have omitted portions of this exhibit which have been granted confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.

Date: February 27, 2009

By:	/s/ Ron Zwanziger
Ron Zwanziger
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Zwanziger Ron Zwanziger	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2009

/s/ David Teitel David Teitel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2009

/s/ Carol R. Goldberg Carol R. Goldberg	Director	February 27, 2009

/s/ Robert P. Khederian Robert P. Khederian	Director	February 27, 2009

/s/ John F. Levy John F. Levy	Director	February 27, 2009

/s/ Jerry McAleer Jerry McAleer	Director	February 27, 2009

/s/ John A. Quelch John A. Quelch	Director	February 27, 2009

/s/ David Scott David Scott	Director	February 27, 2009

/s/ Peter Townsend Peter Townsend	Director	February 27, 2009

/s/ James Roosevelt, Jr. James Roosevelt, Jr.	Director	February 27, 2009

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Inverness Medical Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of Inverness Medical Innovations, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inverness Medical Innovations, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 27, 2009, expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
February 27, 2009

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	2008	2007	2006

Net product sales	$1,240,138	$800,915	$552,130
Services revenue	405,462	16,646	—

Net product sales and services revenue	1,645,600	817,561	552,130
License and royalty revenue	25,826	21,979	17,324

Net revenue	1,671,426	839,540	569,454

Cost of net product sales	624,654	431,403	334,799
Cost of services revenue	177,098	5,261	—
Cost of license and royalty revenue	9,115	9,149	5,432

Cost of net revenue	810,867	445,813	340,231

Gross profit	860,559	393,727	229,223
Operating expenses:
Research and development	111,828	69,547	48,706
Purchase of in-process research and development	—	173,825	4,960
Sales and marketing	386,284	167,770	94,445
General and administrative	298,595	158,438	71,243
Loss on dispositions, net	—	—	3,498

Operating income (loss)	63,852	(175,853)	6,371
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs	(101,144)	(83,025)	(26,570)
Other (expense) income, net	(2,212)	8,774	8,748

Loss before (benefit) provision for income taxes	(39,504)	(250,104)	(11,451)
(Benefit) provision for income taxes	(16,686)	(979)	5,727
Equity earnings of unconsolidated entities, net of tax	1,050	4,372	336

Net loss	(21,768)	(244,753)	(16,842)
Preferred stock dividends	(13,989)	—	—

Net loss available to common stockholders	$(35,757)	$(244,753)	$(16.842)

Net loss per common share—basic and diluted	$(0.46)	$(4.75)	$(0.49)

Weighted average shares—basic and diluted	77,778	51,510	34,109

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$141,324	$414,732
Restricted cash	2,748	141,869
Marketable securities	1,763	2,551
Accounts receivable, net of allowances of $12,835 and $12,167 at December 31, 2008 and 2007, respectively	280,608	163,380
Inventories, net	199,131	148,231
Deferred tax assets	104,311	18,170
Income tax receivable	6,406	5,256
Receivable from joint venture, net	12,018	—
Prepaid expenses and other current assets	74,234	58,785

Total current assets	822,543	952,974
Property, plant and equipment, net	284,483	267,880
Goodwill	3,046,083	2,148,850
Other intangible assets with indefinite lives	42,984	43,097
Core technology and patents, net	459,307	432,583
Other intangible assets, net	1,169,330	869,644
Deferred financing costs, net, and other non-current assets	46,884	51,747
Investments in unconsolidated entities	68,832	77,753
Marketable securities	591	20,432
Deferred tax assets	14,323	15,799

Total assets	$5,955,360	$4,880,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$19,058	$20,320
Current portion of capital lease obligations	451	776
Accounts payable	112,704	72,061
Accrued expenses and other current liabilities	233,132	174,935
Payable to joint venture, net	—	10,816

Total current liabilities	365,345	278,908

Long-term liabilities:
Long-term debt, net of current portion	1,500,557	1,366,395
Capital lease obligations, net of current portion	468	358
Deferred tax liabilities	462,787	326,128
Deferred gain on joint venture	287,030	293,078
Other long-term liabilities	60,335	29,225

Total long-term liabilities	2,311,177	2,015,184

Commitments and contingencies (Notes 8, 9 and 11)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference, $751,479)
Authorized: 2,300 shares
Issued and outstanding: 1,879 shares	671,501	—
Common stock, $0.001 par value
Authorized: 150,000 shares
Issued and outstanding: 78,431 shares at December 31, 2008 and 76,789 shares at December 31, 2007	78	77
Additional paid-in capital	3,029,694	2,937,143
Accumulated deficit	(393,590)	(371,822)
Accumulated other comprehensive (loss) income	(28,845)	21,269

Total stockholders’ equity	3,278,838	2,586,667

Total liabilities and stockholders’ equity	$5,955,360	$4,880,759

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except par value amounts)

	Preferred Stock		Common Stock			Notes		Accumulated
		$0.001		$0.001	Additional	Receivable		Other	Total	Total
	Number of	Par	Number of	Par	Paid-in	From	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Shares	Value	Capital	Stockholders	Deficit	Income	Equity	Loss

BALANCE, DECEMBER 31, 2005	—	$—	27,497	$27	$515,147	$(14,691)	$(110,227)	$7,052	$397,308
Issuance of common stock in connection with acquisitions and equity offering, net of issuance costs of $9,617	—	—	10,893	11	295,488	—	—	—	295,499
Exercise of common stock options and warrants and shares issued under employee stock purchase plan	—	—	825	1	10,330	—	—	—	10,331
Stock-based compensation related to grants of common stock options	—	—	—	—	5,455	—	—	—	5,455
Stock option income tax benefits	—	—	—	—	567	—	—	—	567
Repayment of notes receivable from stockholder options	—	—	—	—	—	14,691	—	—	14,691
Effect of adoption of SFAS No. 158	—	—	—	—	—	—	—	(3,738)	(3,738)
Changes in cumulative translation adjustment	—	—	—	—	—	—	—	10,823	10,823	$10,823
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	44	44	44
Net loss	—	—	—	—	—	—	(16,842)	—	(16,842)	(16,842)

Total comprehensive loss										$(5,975)

BALANCE, DECEMBER 31, 2006	—	$—	39,215	$39	$826,987	$—	$(127,069)	$14,181	$714,138

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Continued)
(in thousands, except par value amounts)

	Preferred Stock		Common Stock				Accumulated
		$0.001		$0.001	Additional		Other	Total	Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Income	Equity	Loss

BALANCE, DECEMBER 31, 2006	—	$—	39,215	$39	$826,987	$(127,069)	$14,181	$714,138
Issuance of common stock in connection with acquisitions and equity offerings, net of issuance costs of $44,204	—	—	35,204	35	1,859,985	—	—	1,860,020
Exercise of common stock options and warrants and shares issued under employee stock purchase plan	—	—	2,370	3	55,095	—	—	55,098
Stock-based compensation related to grants of common stock options	—	—	—	—	57,480	—	—	57,480
Fair value associated with options exchanged in acquisitions	—	—	—	—	135,022	—	—	135,022
Stock option income tax benefits	—	—	—	—	2,574	—	—	2,574
Minimum pension liability adjustment	—	—	—	—	—	—	341	341	$341
Changes in cumulative translation adjustment	—	—	—	—	—	—	12,758	12,758	12,758
Unrealized loss on interest rate swap (Note 10)	—	—	—	—	—	—	(9,518)	(9,518)	(9,518)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	3,507	3,507	3,507
Net loss	—	—	—	—	—	(244,753)	—	(244,753)	(244,753)

Total comprehensive loss									$(237,665)

BALANCE, DECEMBER 31, 2007	—	$—	76,789	$77	$2,937,143	$(371,822)	$21,269	$2,586,667

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Continued)
(in thousands, except par value amounts)

			Common Stock				Accumulated
	Preferred Stock			$0.001	Additional		Other	Total	Total
	Number of		Number of	Par	Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Shares	Value	Capital	Deficit	Income (Loss)	Equity	Loss

BALANCE, DECEMBER 31, 2007	—	$—	76,789	$77	$2,937,143	$(371,822)	$21,269	$2,586,667
Issuance of Series B preferred stock in connection with acquisition of Matria Healthcare, Inc., net of issuance costs of $350	1,788	657,573	—	—	—	—	—	657,573
Issuance of common stock in connection with acquisitions, net of issuance costs of $219	—	—	580	—	20,945	—	—	20,945
Exercise of common stock options and warrants and shares issued under employee stock purchase plan	—	—	1,062	1	20,712	—	—	20,713
Preferred stock dividends (Note 16)	91	13,928	—	—	(14,026)	—	—	(98)
Fair value associated with options exchanged in acquisitions	—	—	—	—	20,973	—	—	20,973
Stock-based compensation related to grants of common stock options	—	—	—	—	26,405	—	—	26,405
Stock option income tax benefits	—	—	—	—	17,542	—	—	17,542
Minimum pension liability adjustment	—	—	—	—	—	—	(562)	(562)	$(562)
Changes in cumulative translation adjustment	—	—	—	—	—	—	(32,889)	(32,889)	(32,889)
Unrealized loss on interest rate swap (Note 10)	—	—	—	—	—	—	(11,614)	(11,614)	(11,614)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(5,049)	(5,049)	(5,049)
Net loss	—	—	—	—	—	(21,768)	—	(21,768)	(21,768)

Total comprehensive loss									$(71,882)

BALANCE, DECEMBER 31, 2008	1,879	$671,501	78,431	$78	$3,029,694	$(393,590)	$(28,845)	$3,278,838

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	2008	2007	2006

Cash Flows from Operating Activities:
Net loss	$(21,768)	$(244,753)	$(16,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest expense related to amortization of original issue discounts and write-off of deferred financing costs	5,930	10,963	4,158
Non-cash income related to currency hedge	—	—	(217)
Non-cash stock-based compensation expense	26,405	52,210	5,455
Charge for in-process research and development	—	173,825	4,960
Impairment of inventory	4,193	—	707
Impairment of long-lived assets	20,031	3,872	8,866
Loss (gain) on sale of fixed assets	777	59	(1,528)
Equity earnings of unconsolidated entities	(1,050)	(4,372)	(336)
Interest in minority investments	167	1,401	(299)
Depreciation and amortization	267,927	101,113	39,362
Deferred and other non-cash income taxes	(41,756)	(27,892)	(409)
Other non-cash items	4,378	197	714
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(48,650)	47,018	(13,846)
Inventories, net	(49,226)	(1,463)	167
Prepaid expenses and other current assets	(7,373)	15,432	(86)
Accounts payable	16,467	(6,745)	210
Accrued expenses and other current liabilities	(32,008)	(33,893)	3,294
Other non-current liabilities	3,400	1,783	(60)

Net cash provided by operating activities	147,844	88,755	34,270

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(66,061)	(36,398)	(19,717)
Proceeds from sale of property, plant and equipment	1,070	264	2,244
Cash paid for acquisitions and transactional costs, net of cash acquired	(649,899)	(2,036,116)	(131,465)
Cash received, net of cash paid, from formation of joint venture	—	324,170	—
Cash received from (paid for) investments in minority interests and marketable securities	12,133	(10,177)	(25,817)
Increase in other assets	(10,575)	(28,273)	(4,077)

Net cash used in investing activities	(713,332)	(1,786,530)	(178,832)

Cash Flows from Financing Activities:
Decrease (increase) in restricted cash	139,204	(141,869)	—
Issuance costs associated with preferred stock	(350)	—	—
Cash paid for financing costs	(1,401)	(40,675)	(2,787)
Dividends to preferred stockholders	(56)	—	—
Proceeds from issuance of common stock, net of issuance costs	20,675	1,122,852	234,961
Net repayments on long-term debt	(13,787)	(22,326)	(20,000)
Net proceeds (repayments) from revolving lines-of-credit	137,242	1,114,171	(47,879)
Repayments of notes receivable	—	—	14,691
Tax benefit on exercised stock options	17,542	867	567
Principal payments of capital lease obligations	(1,300)	(636)	(546)

Net cash provided by financing activities	297,769	2,032,384	179,007

Foreign exchange effect on cash and cash equivalents	(5,689)	9,019	2,389

Net (decrease) increase in cash and cash equivalents	(273,408)	343,628	36,834
Cash and cash equivalents, beginning of period	414,732	71,104	34,270

Cash and cash equivalents, end of period	$141,324	$414,732	$71,104

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Basis of Presentation

By developing new capabilities in near-patient diagnosis, monitoring and health management, Inverness Medical Innovations, Inc. and subsidiaries enable individuals to take charge of improving their health and quality of life at home. Our products and services, as well as our new product development efforts, focus on infectious disease, cardiology, oncology, drugs of abuse and women’s health. In addition, we manufacture a variety of vitamins and nutritional supplements that we market under our brands and those of private label retailers in the consumer market primarily in the United States.

Our business is organized into four primary operating segments: (i) professional diagnostics, (ii) health management, (iii) consumer diagnostics and (iv) vitamins and nutritional supplements. The professional diagnostics segment includes an array of innovative rapid diagnostic test products and other in vitro diagnostic tests marketed to medical professionals and laboratories for detection of infectious diseases, cardiac conditions, oncology, drugs of abuse and pregnancy. The health management segment provides comprehensive, integrated programs and services focused on wellness, disease and condition management, productivity enhancement and informatics, all designed to reduce health-related costs and enhance the health and quality of life of the individuals we serve. The consumer diagnostics segment consists primarily of manufacturing operations related to our role as the exclusive manufacturer of products for SPD Swiss Precision Diagnostics, or SPD, our 50/50 joint venture with The Procter & Gamble Company, or P&G. SPD has significant operations in the worldwide over-the-counter pregnancy and fertility/ovulation test market. The vitamins and nutritional supplements segment includes branded and private label vitamins and nutritional supplements that are sold over-the-counter.

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

Following the completion of our 50/50 joint venture with P&G on May 17, 2007 (Note 13), we ceased to consolidate the operating results of our consumer diagnostics business, which represented $76.1 million of net product sales in 2007 (through the date the joint venture was formed) and $171.6 million of net product sales in 2006, and instead account for our 50% interest in the results of the joint venture under the equity method of accounting. In our capacity as the manufacturer of products for the joint venture, we supply product to the joint venture and record revenue on those sales. No gain on the proceeds that we received from P&G through the formation of our joint venture will be recognized in our financial statements until P&G’s option to require us to purchase its interest in the joint venture at market value expires after the fourth anniversary of the closing.

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

(b) Foreign Currencies

We follow the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. In general, the functional currencies of our foreign subsidiaries are the local currencies. For purpose of consolidating the financial statements of our foreign subsidiaries, all assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date while the stockholders’ equity accounts are translated at historical exchange rates. Translation gains and losses that result from the conversion of the balance sheets of the foreign subsidiaries into U.S. dollars are recorded to cumulative translation adjustment which is a component of accumulated other comprehensive income within stockholders’ equity (Note 18).

The revenue and expenses of our foreign subsidiaries are translated using the average rates of exchange in effect during each fiscal month during the year. Net realized and unrealized foreign currency exchange transaction losses of $0.9 million during 2008, losses of $1.6 million during 2007 and gains of $2.6 million during 2006, are included as a component of other income (expense), net in the accompanying consolidated statements of operations.

(c) Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2008 and 2007.

(d) Restricted Cash

We have restricted cash of $2.7 million and $141.9 million as of December 31, 2008 and 2007, respectively. Of the $141.9 million, $139.7 million represented a cash escrow established in connection with our February 2008 acquisition of BBI Holdings Plc, or BBI (Note 4).

(e) Marketable Securities

We account for our investment in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities classified as available-for-sale or trading are carried at estimated fair value, as determined by quoted market prices at the balance sheet date. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Unrealized holding gains and losses (except for other than temporary impairments) on securities classified as available for sale, are excluded from earnings and are reported in accumulated other comprehensive income, net of related tax effects. Unrealized gains and losses on actively-traded securities are included in earnings. Marketable securities that are held indefinitely are classified in our accompanying balance sheet as long-term marketable securities.

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

(g) Property, Plant and Equipment

We record property, plant and equipment at historical cost or, in the case of a business combination, at fair value on the date of the business combination. Depreciation and amortization are computed using the straight-line method based on the following estimated useful lives of the related assets: machinery, laboratory equipment and tooling, 2-21 years; buildings, 20-50 years; leasehold improvements, lesser of remaining term of lease or estimated useful life of asset; computer software and equipment, 1-6 years and furniture and fixtures, 2-15 years. Land is not depreciated. Depreciation and amortization expense related to property, plant and equipment amounted to $51.8 million, $28.3 million and $17.6 million in 2008, 2007 and 2006, respectively. Expenditures for repairs and maintenance are expensed as incurred.

(h) Goodwill and Other Intangible Assets with Indefinite Lives

We account for goodwill and other intangible assets with indefinite lives in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which establishes financial accounting and reporting standards for acquired goodwill and other intangible assets. Under the provisions of SFAS No. 142, goodwill and indefinite-lived intangible assets are required to be tested for impairment annually, in lieu of being amortized, using a fair value approach at the reporting unit level. Furthermore, testing for impairment is required on an interim basis if an event or circumstance indicates that it is more likely than not an impairment loss has been incurred. An impairment loss shall be recognized to the extent that the carrying amount of goodwill or any indefinite-lived intangible asset exceeds its implied fair value. Impairment losses shall be recognized in operating results.

Our valuation methodology for assessing impairment, using the discounted cash flows approach, requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, we may record impairment charges in the future. Our annual impairment review performed on September 30, 2008 did not indicate that goodwill or other indefinite-lived intangible assets related to our professional diagnostics, health management or our consumer diagnostics reporting units were impaired.

Despite current economic conditions and the fluctuation in our common stock price during the fourth quarter of 2008, we determined that, based on our 2008 financial performance, our unchanged expectations of future financial performance as used in our fair value analysis and the improvement in our common stock price subsequent to year end, a triggering event that would warrant further impairment testing had not occurred and therefore no updated testing was performed and no goodwill impairment was recorded during 2008. Should economic conditions deteriorate further or remain depressed for a prolonged period of time, estimates of future cash flows for each reporting unit may be insufficient to support carrying value and the goodwill assigned to it, requiring us to test for impairment. Impairment charges, if any, may be material to our results of operations and financial position.

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

long-lived tangible and intangible assets used in operations and undiscounted future cash flows are not expected to be sufficient to recover the assets’ carrying amount, additional analysis is performed as appropriate and the carrying value of the long-lived asset is reduced to the estimated fair value, if this is lower, and an impairment loss would be charged to expense in the period the impairment is identified. We believe that the carrying values of our other long-lived tangible and intangible assets were realizable as of December 31, 2008.

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

Some of our acquisitions have involved an exchange of employee stock options and restricted stock awards. Accordingly, we have accounted for these exchanges within a purchase business combination under the guidance of SFAS No. 123-R, Share—Based Payments. In general, to the extent that the fair value of our awards approximate the fair value of the acquired-company awards, the fair value of the awards has been recognized as a component of the purchase price. The fair value of unvested or partially-vested awards is allocated between the vested and unvested portions of the awards. The fair value of the unvested portion is deducted from the purchase price and recognized as compensation cost as that portion vests.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

(k) Income Taxes

We follow the provisions of SFAS No. 109, Accounting for Income Taxes, under which deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The provisions of SFAS No. 109 also require the recognition of future tax benefits such as net operating loss, or NOL, carryforwards, to the extent that the realization of such benefits is more likely than not. To the extent that it is not more likely than not that we will realize such benefits, we must establish a valuation allowance against the related deferred tax assets (Note 19).

We follow the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, (“FIN 48”). In accordance with FIN 48, we recognize some or all of the benefit of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position (Note 19).

(l) Revenue Recognition

We primarily recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed and determinable and (4) collection is reasonably assured.

The majority of our revenue is derived from product revenue. We recognize revenue upon title transfer of the products to third-party customers, less a reserve for estimated product returns and allowances. Determination of the reserve for estimated product returns and allowances is based on our management’s analyses and judgments regarding certain conditions. Should future changes in conditions prove management’s conclusions and judgments on previous analyses to be incorrect, revenue recognized for any reporting period could be adversely affected.

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

(m) Employee Stock-Based Compensation Arrangements

Effective January 1, 2006, we began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123-R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin (“SAB”) No. 107. We adopted the modified prospective transition method provided for under SFAS No. 123-R, and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options now includes: (i) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. In addition, we record expense over the offering period in connection with shares issued under our employee stock purchase plan. The compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method.

Our stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date of the award. The options generally vest over a four-year period, beginning on the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing method. We use historical data to estimate the expected price volatility and the expected forfeiture rate. The contractual term of our stock option awards is ten years. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant with a remaining term equal to the expected term of the option. We have not made any dividend payments nor do we have plans to pay dividends in the foreseeable future.

(n) Net (Loss) Income per Common Share

Net (loss) income per common share, computed in accordance with SFAS No. 128, Earnings per Share, is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year (Note 15).

(o) Other Operating Expenses

We expense advertising costs as incurred. In 2008, 2007 and 2006, advertising costs amounted to $15.7 million, $16.3 million and $23.0 million, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

Shipping and handling costs are included in cost of net revenue in the accompanying consolidated statements of operations. Additionally, to the extent that we charge our customers for shipping and handling costs, these costs are recorded as product revenues.

(p) Concentration of Credit Risk, Off-Balance Sheet Risks and Other Risks and Uncertainties

Financial instruments that potentially subject us to concentration of credit risk primarily consist of cash and cash equivalents and accounts receivable. We invest our excess cash primarily in high quality securities and limit the amount of our credit exposure to any one financial institution. We do not require collateral or other securities to support customer receivables; however, we perform on-going credit evaluations of our customers and maintain allowances for potential credit losses.

At December 31, 2008 and 2007, we had one individual customer account receivable balance outstanding that represented 14% and 12% of the gross account receivable balance, respectively. During 2008 and 2007,

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

we had one customer that represented 22% and 17% of our net revenue, respectively, and purchased our professional diagnostics products. During 2006, no customer represented greater than 10% of our net revenue.

We rely on a number of third parties to manufacture certain of our products. If any of our third-party manufacturers cannot, or will not, manufacture our products in the required volumes, on a cost-effective basis, in a timely manner, or at all, we will have to secure additional manufacturing capacity. Any interruption or delay in manufacturing could have a material adverse effect on our business and operating results.

(q) Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at December 31, 2008 and 2007 consisted of cash equivalents, marketable securities, accounts receivable, accounts payable, debt and our interest rate swap contract. The estimated fair value of these financial instruments approximates their carrying values at December 31, 2008 and 2007. The estimated fair values have been determined through information obtained from market sources. We account for our derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related amendments, including SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.

(r) Recent Accounting Pronouncements

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. This FSP should be applied retrospectively for all periods presented. We are currently in the process of evaluating the impact of adopting this pronouncement.

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

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations. This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. SFAS No. 141-R is effective for fiscal years beginning on or after December 15, 2008. Given our history of acquisition activity, we anticipate the adoption of SFAS No. 141-R to have a significant impact on our consolidated financial statements. Early adoption of this statement is not permitted. As of December, 31, 2008 there were $3.8 million in capitalized acquisition costs classified in other non-current assets. The capitalized costs will be written off in January 2009 when this statement becomes effective.

Recently Adopted Standards

Effective October 2008, we adopted FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarifies the application of SFAS No. 157 in an inactive

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

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard applies whenever other standards require, (or permit), assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The FASB has provided a one-year deferral for the implementation for other non-financial assets and liabilities. The adoption of these provisions did not have a material impact on our consolidated financial statements. For further information about the adoption of the required provisions of SFAS No. 157 see Note 7.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets consist of (in thousands):

	December 31,
	2008	2007

Inventories, net:
Raw materials	$45,161	$45,111
Work-in-process	41,651	40,184
Finished goods	112,319	62,936

	$199,131	$148,231

Property, plant and equipment, net:
Machinery, laboratory equipment and tooling	$152,760	$134,776
Land and buildings	139,186	132,512
Leasehold improvements	22,158	29,032
Computer software and equipment	60,135	34,857
Furniture and fixtures	15,449	16,301

	389,688	347,478
Less: Accumulated depreciation and amortization	(105,205)	(79,598)

	$284,483	$267,880

Accrued expenses and other current liabilities:
Compensation and compensation-related	$60,495	$55,397
Advertising and marketing	7,433	6,308
Professional fees	8,517	23,436
Interest payable	4,459	2,436
Royalty obligations	13,821	8,221
Deferred revenue	21,977	5,337
Taxes payable	47,658	39,778
Acquisition-related obligations	29,107	22,375
Other	39,665	11,647

	$233,132	$174,935

(4)	Business Combinations

(a) Acquisitions in 2008

(i) Acquisition of Matria

On May 9, 2008, we acquired Matria Healthcare Inc., or Matria, a national provider of health improvement, disease management and high-risk pregnancy management programs and services. The preliminary aggregate purchase price was $834.6 million, which consisted of $141.3 million in cash, Series B convertible preferred stock with a fair value of approximately $657.9 million, $17.3 million of fair value associated with Matria employee stock options exchanged as part of the transaction and $18.0 million for direct acquisition costs. In addition, we assumed and immediately repaid debt totaling approximately $279.2 million. The operating results of Matria are included in our health management reporting unit and business segment.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

A summary of the preliminary purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$109,106
Property, plant and equipment	24,460
Goodwill	836,178
Intangible assets	325,385
Other non-current assets	27,184

Total assets acquired	1,322,313

Current liabilities	358,270
Non-current liabilities	129,486

Total liabilities assumed	487,756

Net assets acquired	834,557
Less:
Acquisition costs	17,961
Fair value of Series B convertible preferred stock issued (1,787,834 shares)	657,923
Fair value of stock options exchanged (1,490,655 options)	17,334

Cash consideration	$141,339

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

(ii) Acquisition of BBI

On February 12, 2008, we acquired BBI Holdings Plc, or BBI, a publicly-traded company headquartered in the United Kingdom that specializes in the development and manufacture of non-invasive lateral flow tests and gold reagents. The preliminary aggregate purchase price was $163.2 million, which consisted of $138.6 million in cash, including $14.7 million of cash paid for shares of BBI common stock which we owned prior to the acquisition date, common stock with an aggregate fair value of $14.4 million, $6.6 million for direct acquisition costs and $3.6 million of fair value associated with BBI employee stock options exchanged as part of the transaction. The operating results of BBI are included in our professional and consumer diagnostics reporting units and business segments.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

A summary of the preliminary purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$22,421
Property, plant and equipment	7,603
Goodwill	87,713
Intangible assets	90,201
Other non-current assets	3,001

Total assets acquired	210,939

Current liabilities	15,587
Non-current liabilities	32,141

Total liabilities assumed	47,728

Net assets acquired	163,211
Less:
Acquisition costs	6,581
Fair value of common stock issued (251,085 shares)	14,397
Fair value of stock options/awards exchanged (329,612 options/25,626 awards)	3,639

Cash consideration	$138,594

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

(iii) Acquisition of Panbio

On January 7, 2008, we acquired Panbio Limited, or Panbio, an Australian publicly-traded company headquartered in Brisbane, Australia, that develops and manufactures diagnostic tests for use in the diagnosis of a broad range of infectious diseases. The preliminary aggregate purchase price was $36.5 million, which consisted of $35.9 million in cash and $0.6 million for direct acquisition costs. In June 2008, we sold certain assets totaling $1.8 million related to a particular product line. The sale of these assets, at their acquisition date fair values, is reflected in the preliminary purchase price allocation. The operating results of Panbio are included in our professional diagnostics reporting unit and business segment.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

A summary of the preliminary purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$12,835
Property, plant and equipment	2,080
Goodwill	13,556
Intangible assets	17,717
Other non-current assets	246

Total assets acquired	46,434

Current liabilities	3,115
Non-current liabilities	6,810

Total liabilities assumed	9,925

Net assets acquired	36,509
Less:
Acquisition costs	566

Cash consideration	$35,943

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

During 2008, we acquired the following assets and businesses for an aggregate preliminary purchase price of $49.2 million, in which we paid $42.0 million in cash, $1.7 million in direct acquisition costs, and accrued contingent consideration and milestone payments totaling $5.5 million:

•	Certain assets from Mochida Pharmaceutical Co., Ltd, or Mochida. As part of the acquisition of certain assets, Mochida transferred the exclusive distribution rights in Japan for certain Osteomark products (Acquired April 2008)

•	Privately-owned provider of care and health management services (Acquired July 2008)

•	Vision Biotech Pty Ltd, or Vision, located in Cape Town, South Africa, a privately-owned distributor of rapid diagnostic products predominantly to the South African marketplace (Acquired September 2008)

•	Global Diagnostics CC, or Global, located in Johannesburg, South Africa, a privately-owned contract manufacturer and distributor of high quality rapid diagnostic tests predominantly to the South African marketplace (Acquired September 2008)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

•	DiaTeam Diagnostika und Arzneimittel Großhandel GmbH, or DiaTeam, located in Linz, Austria, a privately-owned distributor of high quality rapid diagnostic tests predominantly to the Austrian marketplace (Acquired September 2008)

•	Prodimol Biotecnologia S.A., or Prodimol, located in Brazil, a privately-owned distributor of high quality rapid diagnostic tests predominantly to the Brazilian marketplace (Acquired October 2008)

•	Ameditech, Inc., or Ameditech, located in San Diego, California, a leading manufacturer of high quality drugs of abuse diagnostic tests (Acquired December 2008)

A summary of the preliminary purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$10,966
Property, plant and equipment	655
Goodwill	16,238
Other non-current assets	173
Intangible assets	36,938

Total assets acquired	64,970

Current liabilities	5,838
Non-current liabilities	9,955

Total liabilities assumed	15,793

Net assets acquired	49,177
Less:
Acquisition costs	1,725
Accrued earned milestone and contingent consideration	5,466

Cash consideration	$41,986

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$2,866	6-10 years
Trade names	2,690	10 years
Customer relationships	29,477	3.5-14 years
Non-compete agreements	1,063	2-5 years
Manufacturing know-how	842	5 years

Total intangible assets	$36,938

Mochida, Vision, Global, DiaTeam, Prodimol and Ameditech are included in our professional diagnostics reporting unit and business segment; and the healthcare acquisition is included in our health management reporting unit and business segment. Goodwill has been recognized in the Vision, Global, DiaTeam, Prodimol and Ameditech transactions and amounted to approximately $16.2 million. Goodwill related to these acquisitions, excluding Ameditech, is not deductible for tax purposes.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

(b) Acquisitions in 2007

(i) Acquisition of ParadigmHealth

On December 21, 2007, we acquired ParadigmHealth, Inc., or ParadigmHealth, a privately-owned leading provider of precise medical management to provide optimal health outcomes for acutely ill and clinically complex patients. The aggregate purchase price was $236.8 million, which consisted of $236.0 million in cash and $0.8 million for direct acquisition costs. The operating results of ParadigmHealth are included in our health management reporting unit and business segment.

A summary of the purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$34,498
Property, plant and equipment	2,163
Goodwill	168,172
Intangible assets	61,449

Total assets acquired	266,282

Current liabilities	1,094
Non-current liabilities	28,397

Total liabilities assumed	29,491

Net assets acquired	236,791
Less:
Acquisition costs	844

Cash consideration	$235,947

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

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$6,900	5-10 years
Trademarks	249	9 months
Software	5,100	8 years
Non-compete agreements	2,700	2 years
Customer relationships	46,500	6-21 years

Total intangible assets with finite lives	$61,449

(ii) Acquisition of Redwood

On December 20, 2007, we acquired Redwood Toxicology Laboratories, Inc., or Redwood, a privately-owned drugs of abuse diagnostics and testing company. The aggregate purchase price was $53.8 million, which consisted of $53.3 million in cash and $0.5 million for direct acquisition costs. In addition, we assumed

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

and paid debt of $47.7 million. The operating results of Redwood are included in our professional diagnostics reporting unit and business segment.

A summary of the purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$11,234
Property, plant and equipment	5,653
Goodwill	21,471
Intangible assets	66,020
Other non-current assets	84

Total assets acquired	104,462

Current liabilities	2,947
Non-current liabilities	47,708

Total liabilities assumed	50,655

Net assets acquired	53,807
Less:
Acquisition costs	546

Cash consideration	$53,261

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

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Trademarks	$5,970	10 years
Non-compete agreements	2,800	2-5 years
Customer relationships	57,250	11-12.5 years

Total intangible assets with finite lives	$66,020

(iii) Acquisition of Alere

On November 16, 2007, we acquired Alere Medical, Inc., or Alere Medical, a privately-held leading provider of care and health management services. The aggregate purchase price was $311.3 million, which consisted of $128.6 million in cash, common stock with an aggregate fair value of $161.1 million, $1.0 million for direct acquisition costs and $20.6 million of fair value associated with Alere Medical employee stock options which were exchanged as part of the transaction. The operating results of Alere Medical are included in our health management reporting unit and business segment.

With respect to Alere Medical, the terms of the acquisition agreement provided for contingent consideration payable to each Alere Medical stockholder who owned shares of our common stock or retained the option to purchase shares of our common stock on the six-month anniversary of the closing of the acquisition. The contingent consideration, payable in cash or stock at our election, was equal to the number of such shares of our common stock or options to purchase our common stock held on the six-month anniversary

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

multiplied by the amount that $58.31 exceeded the greater of the average price of our common stock for the ten business days preceding the six-month anniversary date, or 75% of $58.31. Accordingly, based on the price of our common stock for the ten business days preceding the six-month anniversary of the closing of the acquisition, we issued approximately 0.1 million shares of our common stock on May 30, 2008 to the Alere Medical stockholders based on the remaining outstanding shares at that time. Payment of this contingent consideration did not impact the purchase price for this acquisition.

A summary of the purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$13,332
Property, plant and equipment	8,897
Goodwill	262,565
Intangible assets	55,500
Other non-current assets	5,523

Total assets acquired	345,817

Current liabilities	10,651
Non-current liabilities	23,880

Total liabilities assumed	34,531

Net assets acquired	311,286
Less:
Acquisition costs	959
Fair value of common stock issued (2,762,182 shares)	161,086
Fair value of stock options exchanged (380,894 options)	20,614

Cash consideration	$128,627

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

(iv) Acquisition of HemoSense

On November 6, 2007, we acquired HemoSense, Inc., or HemoSense, a publicly-traded developer and marketer of point-of-care testing products for therapeutic drug monitoring. The aggregate purchase price was $244.0 million, which consisted of common stock with an aggregate fair value of $226.4 million, $0.9 million for direct acquisition costs and $16.7 million of fair value associated with HemoSense employee stock options

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

which were exchanged as part of the transaction. The operating results of HemoSense are included in our professional diagnostics reporting unit and business segment.

A summary of the purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$23,399
Property, plant and equipment	1,936
Goodwill	137,791
Intangible assets	100,670
Other non-current assets	232

Total assets acquired	264,028

Current liabilities	15,232
Non-current liabilities	4,747

Total liabilities assumed	19,979

Net assets acquired	244,049
Less:
Acquisition costs	939
Fair value of common stock issued (3,691,369 shares)	226,415
Fair value of stock options exchanged (380,732 options)	16,695

Cash consideration	$—

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

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$24,130	1-10 years
Trademarks	7,100	10 years
Customer relationships	69,100	20 years
Non-compete agreements	300	1 year
Internally-developed software	40	10 years

Total intangible assets with finite lives	$100,670

(v) Acquisition of Cholestech

On September 12, 2007, we acquired Cholestech Corporation, or Cholestech, a publicly-traded leading provider of diagnostic tools and information for immediate risk assessment and therapeutic monitoring of heart disease and inflammatory disorders. The aggregate purchase price was $354.7 million, which consisted of common stock with an aggregate fair value of $329.8 million, $4.6 million for direct acquisition costs and $20.3 million of fair value associated with the Cholestech employee stock options and restricted stock awards which were exchanged as part of the transaction. The operating results of Cholestech are included in our cardiology reporting unit of our professional diagnostics business segment.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

A summary of the purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$83,377
Property, plant and equipment	6,643
Goodwill	143,611
Intangible assets	209,078
Other non-current assets	669

Total assets acquired	443,378

Current liabilities	17,685
Non-current liabilities	71,032

Total liabilities assumed	88,717

Net assets acquired	354,661
Less:
Acquisition costs	4,556
Fair value of common stock issued (6,840,361 shares)	329,774
Fair value of stock options/awards exchanged (733,077 options/awards)	20,331

Cash consideration	$—

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

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$83,833	13 years
Trademarks	20,590	10 years
Customer relationships	99,060	26 years
License agreement	355	7 years
Non-compete agreements	5,040	1.5-2 years
Internally-developed software	200	7 years

Total intangible assets with finite lives	$209,078

(vi) Acquisition of Biosite

On June 29, 2007, we completed our acquisition of Biosite Incorporated, or Biosite, a publicly-traded global medical diagnostic company utilizing a biotechnology approach to create products for the diagnosis of critical diseases and conditions. The aggregate purchase price was $1.8 billion, which consisted of $1.6 billion in cash, $68.9 million in estimated direct acquisition costs and $77.4 million of fair value associated with Biosite employee stock options which were exchanged as part of the transaction. In connection with our acquisition of Biosite, we also recorded $45.2 million of compensation expense associated with unvested stock options. The operating results of Biosite are included in our cardiology reporting unit of our professional diagnostics business segment.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

A summary of the purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$325,804
Property, plant and equipment	145,144
Goodwill	778,734
Intangible assets	663,891
In-process research and development	169,000
Other non-current assets	102,343

Total assets acquired	2,184,916

Current liabilities	128,971
Non-current liabilities	266,621

Total liabilities assumed	395,592

Net assets acquired	1,789,324
Less:
Acquisition costs	68,897
Cash settlement of vested stock options	51,503
Non-cash income tax benefits on stock options	2,574
Fair value of stock options exchanged (753,863 options)	25,879

Cash consideration	$1,640,471

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

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their and respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$237,691	5-19.5 years
Trademarks	78,100	10.5 years
Customer relationships	348,100	1.5-22.5 years

Total intangible assets with finite lives	$663,891

(vii) Acquisition of Instant

On March 12, 2007, we acquired 75% of the issued and outstanding capital stock of Instant Technologies, Inc., or Instant, a privately-owned distributor of rapid drugs of abuse diagnostic products used in the workplace, criminal justice and other testing markets. On December 28, 2007, we acquired the remaining 25% interest, bringing the aggregate purchase price to $60.8 million, which consisted of $38.9 million in cash, common stock with an aggregate fair value of $21.5 million and $0.3 million in direct acquisition costs. In addition, we assumed and paid debt of $4.9 million. The operating results of Instant are included in our professional diagnostics reporting unit and business segment.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

A summary of the purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$9,012
Property, plant and equipment	141
Goodwill	43,708
Intangible assets	28,520

Total assets acquired	81,381

Current liabilities	4,273
Non-current liabilities	16,334

Total liabilities assumed	20,607

Net assets acquired	60,774
Less:
Acquisition costs	348
Fair value of common stock issued (463,399 shares)	21,530

Cash consideration	$38,896

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

(viii) Other acquisitions in 2007

During the year ended December 31, 2007, we acquired the following businesses for an aggregate purchase price of $184.5 million, in which we paid $116.0 million in cash, issued 1.0 million shares of our common stock with an aggregate fair value of $54.1 million, issued notes payable totaling $9.6 million, incurred $4.5 million in direct acquisition costs and accrued milestone payments totaling $0.3 million:

•	Matritech, Inc., or Matritech, located in Newton, Massachusetts and Freiburg, Germany, a biotechnology company principally engaged in the development, manufacturing, marketing, distribution and licensing of cancer diagnostic technologies and products (Acquired December 2007)

•	Aska Diagnostic, Inc., or Aska, located in Tokyo, Japan, a distributor of professional diagnostics in Japan (Acquired December 2007)

•	90.91% share in Biosystems S.A., or Biosystems, located in Cali and Bogota, Colombia, a distributor of diagnostics tests, instruments and reagents throughout Colombia (Acquired December 2007). In October 2008, we acquired the remaining 9.09% interest in Biosystems

•	the assets of Akubio, a research company located in Cambridge, England (Acquired October 2007)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

•	Bio-Stat Healthcare Group, or Bio-Stat, located in Cheshire, United Kingdom, a privately-owned distributor of core laboratory and point-of-care diagnostic testing products to the U.K. marketplace (Acquired October 2007)

•	Spectral Diagnostics Private Limited and its affiliate Source Diagnostics (India) Private Limited, or Spectral/Source, located in New Delhi and Shimla, India, distributes professional diagnostics in India (Acquired July 2007)

•	52.45% share in Diamics, Inc., or Diamics, located in Novato, California, a developer of molecular-based cancer screening and diagnostic systems (Acquired July 2007)

•	Quality Assured Services, Inc., or QAS, located in Orlando, Florida, a privately-owned provider of diagnostic home tests and services in the U.S. marketplace (Acquired June 2007)

•	Orange Medical, or Orange, located in Tilburg, The Netherlands, a manufacturer and marketer of rapid diagnostic products to the Benelux marketplace (Acquired May 2007)

•	Promesan S.r.l., or Promesan, located in Milan, Italy, a distributor of point-of-care diagnostic testing products to the Italian marketplace (Acquired January 2007)

•	First Check Diagnostics LLC, or First Check, located in Lake Forrest, California, a privately-held diagnostics company in the field of home testing for drugs of abuse, including marijuana, cocaine, methamphetamines and opiates (Acquired January 2007)

•	the assets of Nihon Schering K.K., or NSKK, located in Japan, a diagnostic distribution business (Acquired January 2007)

•	Gabmed GmbH, or Gabmed, located in Nettetal, Germany, a distributor of point-of-care diagnostic testing products in the German marketplace (Acquired January 2007)

•	Med-Ox Chemicals Limited, or Med-Ox, located in Ottawa, Canada, a distributor of professional diagnostic testing products in the Canadian marketplace (Acquired January 2007)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

A summary of the purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$38,518
Property, plant and equipment	4,145
Goodwill	110,255
Intangible assets	74,557
In-process research and development	4,826
Other non-current assets	838

Total assets acquired	233,139

Current liabilities	29,100
Non-current liabilities	19,584

Total liabilities assumed	48,684

Net assets acquired	184,455
Less:
Acquisition costs	4,488
Notes payable	9,551
Accrued earned milestones	259
Fair value of common stock issued (1,017,244 shares)	54,111

Cash consideration	$116,046

NSKK and Promesan are included in our professional and consumer diagnostics reporting units and business segments; Matritech, Aska, Biosystems, Bio-Stat, Akubio, Spectral/Source, Orange, Gabmed and Med-Ox are included in our professional diagnostics reporting unit and business segment; QAS is included in our health management reporting unit and business segment; and First Check is included in our consumer diagnostics reporting unit and business segment. Diamics is consolidated and included in our professional diagnostics reporting unit and business segment. Goodwill has been recognized in the Matritech, Aska, Biosystems, Bio-Stat, Spectral/Source, Diamics, QAS, Orange, Gabmed, Promesan, First Check and Med-Ox transactions and amounted to approximately $110.3 million. Goodwill related to these acquisitions, with the exception of Matritech and First Check, is not deductible for tax purposes.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$4,234	7.0-13.5 years
Supplier relationships	3,882	15 years
Trademarks	9,278	2-10 years
License agreements	920	15 years
Customer relationships	53,294	10-20 years
Non-compete agreements	801	3-4 years
Internally-developed software	1,910	7 years

Total intangible assets with finite lives	74,319

Trademark	238	N/A

Total intangible assets with indefinite lives	238

Total intangible assets	$74,557

(c) Acquisitions in 2006

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

On May 15, 2006, as part of the Innovacon business we acquired a newly-constructed manufacturing facility in Hangzhou, China, pursuant to the terms of our acquisition agreement with ACON Laboratories, Inc. and its affiliates. In connection with the acquisition of the new facility, we acquired ABON BioPharm (Hangzhou) Co., Ltd, or ABON, the direct owner of the new factory and now our subsidiary. The preliminary aggregate purchase price was approximately $20.8 million which consisted of $8.8 million in cash and common stock with an aggregate fair value of $12.0 million. In addition, pursuant to the acquisition agreement, we made an additional payment of $4.1 million in cash as a result of the amount of cash acquired, net of indebtedness assumed, which increased the preliminary aggregate purchase price to $24.9 million.

This acquisition also had contingent payments due if the attainment of certain milestones were met. These milestones were achieved in 2008 resulting an an additional $6.0 million cash paid. We have made cash payments totaling $49.0 million and issued common stock with an aggregate fair value of $21.3 million as various milestones were achieved. This brings the aggregate purchase price for the Innovacon business, including the ABON facility to a total of $192.9 million. The operating results of the Innovacon business are included in our professional and consumer diagnostics reporting units and business segments.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

A summary of the purchase price allocation for this acquisition including the ABON facility discussed above is as follows (dollars in thousands):

Current assets	$25,914
Property, plant and equipment	10,274
Goodwill	120,920
Intangible assets	48,000

Total assets acquired	205,108

Current liabilities	4,081
Non-current liabilities	8,125

Total liabilities assumed	12,206

Net assets acquired	192,902
Less:
Acquisition costs	12,962
Fair value of common stock issued (1,871,250 shares)	53,052

Cash consideration	$126,888

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

32.55% on August 31, 2006. The aggregate purchase price was $23.1 million, which consisted of an initial cash payment of $11.9 million, common stock with an aggregate fair value of $5.8 million, a $5.3 million cash payment to acquire the remaining 32.55% stock ownership and $0.1 million in direct acquisition costs. Additionally, pursuant to the terms of the acquisition agreement, we have an obligation to settle existing employee bonus arrangements with the Clondiag employees totaling €1.1 million ($1.3 million). In connection with this obligation, we issued common stock with a fair value of $0.7 million to the employees of Clondiag and a cash payment of $0.5 million. As of December 31, 2008, our remaining obligation was $0.1 million. This obligation increased our aggregate purchase price to $24.4 million as of December 31, 2006 and resulted in additional goodwill.

In addition, the terms of the acquisition agreement provided for contingent consideration in the event that four specified products were developed on Clondiag’s platform technology during the three years following the acquisition date. This contingent consideration has been accounted for as an increase in the aggregate purchase price when the milestones are achieved. During 2007, we paid cash of $0.9 million and issued 56,079 shares of our common stock with a fair value of $1.5 million, in conjunction with Clondiag meeting one of the milestones mentioned above. During 2008, we paid cash of $2.6 million and issued 0.2 million shares of our common stock with a fair value of $4.5 million in conjunction with Clondiag meeting the final three milestones. Upon settlement of the third and fourth milestones, we recognized a $0.2 million foreign currency exchange gain which was included in the aggregate purchase price. The payments of the contingent consideration have increased our aggregate purchase price to $34.1 million. The operating expenses of Clondiag, which consist principally of research and development activities, have been included in our corporate and other business segment in 2006 and in our professional diagnostics segment in 2008 and 2007.

A summary of the purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$1,191
Property, plant and equipment	1,783
Goodwill	16,937
Intangible assets	11,310
In-process research and development	4,960
Other non-current assets	20

Total assets acquired	36,201

Current liabilities	1,296
Non-current liabilities	850

Total liabilities assumed	2,146

Net assets acquired	34,055
Less:
Acquisition costs	92
Realized foreign currency exchange gain	221
Accrued obligation cost	55
Fair value of common stock issued (467,415 shares)	12,457

Cash consideration	$21,230

We also evaluated certain in-process research and development projects and have expensed, as in-process research and development, those projects that have not yet attained technical feasibility. The amount expensed during the year ended December 31, 2006 was $5.0 million.

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

(d) Restructuring Plans Related to Business Combinations

In connection with several of our acquisitions, we initiated integration plans to consolidate and restructure certain functions and operations, including the relocation and termination of certain personnel of these acquired entities and the closure of certain of the acquired entities’ leased facilities. These costs have been recognized as liabilities assumed, in connection with the acquisition of these entities in accordance with EITF Issue No. 95-3, and are subject to potential adjustments as certain exit activities are confirmed or refined. The following table summarizes the liabilities established for exit activities related to these acquisitions (in thousands):

	Severance	Facility	Total Exit
	Related	And Other	Activities

Balance at December 31, 2005	$1,489	$939	$2,428
Payments	(172)	(150)	(322)
Currency adjustments	177	—	177

Balance at December 31, 2006	1,494	789	2,283
Acquisitions	19,823	1,327	21,150
Payments	(6,763)	(218)	(6,981)
Currency adjustments	25	—	25

Balance at December 31, 2007	14,579	1,898	16,477
Acquisitions	19,561	3,897	23,458
Payments	(23,407)	(854)	(24,261)
Currency adjustments	(385)	(15)	(400)

Balance at December 31, 2008	$10,348	$4,926	$15,274

(i) 2008 Acquisitions

In connection with our acquisition of Matria, we implemented an integration plan to improve operating efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Matria organization, as activities were combined with our existing business operations. We recorded $15.2 million in exit costs, all of which relates to change in control and severance costs to involuntarily terminate employees. As of December 31, 2008, $4.0 million in severance costs remain unpaid.

In conjunction with our acquisition of Panbio, we formulated a restructuring plan to realize efficiencies and cost savings. In February 2008, we agreed upon a plan to close Panbio’s facility located in Columbia, Maryland. The manufacturing operation at the Maryland-based facility has been transferred to a third-party manufacturer and the sales and distribution of the products at this facility has been transferred to our newly-formed shared services center in Orlando, Florida. We recorded $0.6 million in exit costs, including

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

$0.4 million related to facility and other exit costs and $0.2 million related to severance costs. As of December 31, 2008, $0.3 million in exit costs remain unpaid. See Note 23 for additional restructuring charges related to the Panbio facility closure and integration.

Although we believe our plan and estimated exit costs for our 2008 acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.

(ii) 2007 Acquisitions

In conjunction with our acquisition of Biosite, we implemented an integration plan to improve efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Biosite organization, as activities were combined with our existing business operations. Since the inception of the plan, we recorded $15.4 million in exit costs, of which $15.1 million relates to change in control and severance costs to involuntarily terminate employees and $0.3 million relates to facility and other exit costs. As of December 31, 2008, $1.3 million in exit costs remain unpaid.

During 2007, we formulated restructuring plans in connection with our acquisition of Cholestech, consistent with our acquisition strategy to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the Cholestech facility in Hayward, California. We are transitioning the manufacturing of the related products to our Biosite facility in San Diego, California and have transitioned the sales and distribution of the products to our newly-formed shared services center in Orlando, Florida. Since inception of the plans, we recorded $9.2 million in exit costs, of which $6.5 million relates to executive change in control agreements and severance costs to involuntarily terminate employees and $2.7 million relates to facility exit costs. As of December 31, 2008, $6.7 million in exit costs remain unpaid.

In conjunction with our acquisition of HemoSense, we formulated restructuring plans during 2007 to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the HemoSense facility in San Jose, California. We are transitioning the manufacturing of the related products to our Biosite facility in San Diego, California and have transitioned the sales and distribution of the products to our newly-formed shared services center in Orlando, Florida. Since inception of the plans, we recorded $1.5 million in exit costs, of which $1.3 million relates to severance costs to terminate employees and $0.2 million relates to facility and other exit costs. As of December 31, 2008, $0.5 million in exit costs remain unpaid.

See Note 23 for additional restructuring charges related to the Cholestech and HemoSense facility closures and integration.

In conjunction with our acquisition of Matritech, we formulated a plan to exit the leased facility of Matritech in Newton, Massachusetts and recorded $1.5 million in facility exit costs. As of December 31, 2008, $1.1 million of the facility exit costs remain unpaid.

In conjunction with our acquisition of Alere Medical and ParadigmHealth, we recorded $2.2 million related to executive change in control agreements and severance costs to involuntarily terminate employees. As of December 31, 2008, $0.9 million remains unpaid.

Although we believe our plans and estimated exit costs for our 2007 acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.

(iii) Other Acquisitions

As a result of our acquisition of Ostex in 2003, we established a restructuring plan whereby we exited the facilities of Ostex in Seattle, Washington, and combined the activities of Ostex with our existing manufacturing and distribution facilities. Total severance costs associated with involuntarily terminated

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

employees were $1.6 million, all of which has been paid as of December 31, 2006. Facility exit costs, including costs to vacate the Ostex facilities and lease commitments, were $2.4 million, of which $0.4 million remains unpaid as of December 31, 2008.

(e) Pro Forma Financial Information

The following table presents selected unaudited financial information, including the assets of Instant, Biosite, Cholestech and Matria, as if the acquisitions of these entities had occurred on January 1, 2007. Pro forma results also reflect the impact of the formation of our consumer diagnostics business joint venture with P&G (Note 13(a)(i)) as if the joint venture had been formed on January 1, 2007. Pro forma results exclude adjustments for various other less significant acquisitions completed since January 1, 2007, as these acquisitions did not materially affect our results of operations.

The pro forma results are derived from the historical financial results of the acquired businesses for all periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2007 (in thousands, except pet share amount).

	2008	2007
	(unaudited)

Pro forma net revenue	$1,783,801	$1,362,196

Pro forma net loss available to common shareholders	$(47,793)	$(131,732)

Pro forma net loss per common share—basic and diluted(1)	$(0.61)	$(2.34)

(1)	Net loss per common share amounts are computed as described in Note 15.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Goodwill and Other Intangible Assets

The following is a summary of goodwill and other intangible assets as of December 31, 2008 (in thousands, except useful life):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Useful Life

Amortized intangible assets:
Core technology and patents	$547,816	$88,509	$459,307	1-20 years

Other intangible assets:
Supplier relationships	17,167	10,477	6,690	1.8-15 years
Trademarks and trade names	151,245	27,612	123,633	2-25 years
License agreements	10,445	9,655	790	5-8.5 years
Customer relationships	1,151,893	175,150	976,743	1.5-26 years
Manufacturing know-how	7,208	3,825	3,383	5-15 years
Other	78,469	20,378	58,091	0.5-11 years

Total other intangible assets	1,416,427	247,097	1,169,330

Total intangible assets with finite lives	$1,964,243	$335,606	$1,628,637

Intangible assets with indefinite lives:
Goodwill	$3,046,083	$—	$3,046,083
Other intangible assets	42,984	—	42,984

Total intangible assets with indefinite lives	$3,089,067	$—	$3,089,067

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Goodwill and Other Intangible Assets (Continued)

The following is a summary of goodwill and other intangible assets as of December 31, 2007 (in thousands, except useful life):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Useful Life

Amortized intangible assets:
Core technology and patents	$476,609	$44,026	$432,583	1-20 years

Other intangible assets:
Supplier relationships	18,307	9,101	9,206	1.8-15 years
Trademarks and trade names	137,352	11,964	125,388	5-25 years
License agreements	10,105	8,167	1,938	5-8.5 years
Customer relationships	770,230	46,516	723,714	1.5-26 years
Manufacturing know-how	3,616	3,558	58	1-15 years
Other	10,938	1,598	9,340	0.5-10 years

Total other intangible assets	950,548	80,904	869,644

Total intangible assets with finite lives	$1,427,157	$124,930	$1,302,227

Intangible assets with indefinite lives:
Goodwill	$2,148,850	$—	$2,148,850
Other intangible assets	43,097	—	43,097

Total intangible assets with indefinite lives	$2,191,947	$—	$2,191,947

We amortize intangible assets with finite lives using primarily the straight-line method over the above estimated useful lives of the respective intangible asset. We believe that the straight-line method is appropriate, as it approximates the pattern in which economic benefits are consumed in circumstances where such patterns can be reliably determined. In certain circumstances, such as certain customer relationship assets, accelerated amortization is recognized which reflect estimate of the cash flows. Amortization expense of intangible assets, which in the aggregate amounted to $214.1 million, $64.6 million and $21.8 million in 2008, 2007 and 2006, respectively, is included in cost of net revenue, research and development, sales and marketing and general and administrative in the accompanying consolidated statements of operations. During 2006, there was no amortization expense included in general and administrative on the accompanying consolidated statement of operations. The allocation of amortization expense to the expense categories is based on the intended usage and the expected benefits of the intangible assets in relation to the expense categories.

The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years as of December 31, 2008 (in thousands):

2009	$233,399
2010	$207,012
2011	$182,741
2012	$159,117
2013	$139,607

In accordance with SFAS No. 142, we perform annual impairment tests of the carrying value of our goodwill by reporting unit. Our annual impairment review on September 30, 2008 did not indicate that

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Goodwill and Other Intangible Assets (Continued)

goodwill related to our professional diagnostics, health management and consumer diagnostics reporting units were impaired. For further discussion see Note 2(h).

We allocate goodwill by reporting unit based on the relative percentage of estimated future revenues generated for the respective reporting unit as of the acquisition date. Goodwill amounts allocated to our professional diagnostics, health management and consumer diagnostics reporting units are summarized as follows (in thousands):

	Professional	Health	Consumer
	Diagnostics	Management	Diagnostics	Total

Goodwill at December 31, 2006	$353,361	$—	$86,008	$439,369
Acquisitions(1)	1,267,985	463,066	8,940	1,739,991
Other(2)(3)	13,254	—	(43,764)	(30,510)

Goodwill at December 31, 2007	1,634,600	463,066	51,184	2,148,850
Acquisitions(1)	93,473	817,113	1,497	912,083
Other(2)	(14,850)	—	—	(14,850)

Goodwill at December 31, 2008	$1,713,223	$1,280,179	$52,681	$3,046,083

(1)	Includes purchase accounting adjustments recorded to the acquired entities’ opening balance sheet and additional payments made for earn-outs and milestones achieved.

(2)	These amounts relate primarily to adjustments resulting from fluctuations in foreign currency exchange rates.

(3)	Includes amounts written off in connection with the formation of our 50/50 joint venture with P&G.

We generally expense costs incurred to internally-develop intangible assets, except for costs that are incurred to establish patents and trademarks, such as legal fees for initiating, filing and obtaining the patents and trademarks. As of December 31, 2008, we had approximately $7.8 million of costs capitalized, net of amortization, in connection with establishing patents and trademarks which are included in other intangible assets, net, in the accompanying consolidated balance sheets. Upon the successful registration of the patents and trademarks, we commence amortization of such intangible assets over their estimated useful lives. Costs incurred to maintain the patents and trademarks are expensed as incurred.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	December 31,
	2008	2007

First Lien Credit Agreement — Term loan	$960,750	$970,500
First Lien Credit Agreement — Revolving line-of-credit	142,000	—
Second Lien Credit Agreement	250,000	250,000
3% Senior subordinated convertible notes	150,000	150,000
Lines-of-credit	3,503	3,730
Other	13,362	12,485

	1,519,615	1,386,715
Less: Current portion	(19,058)	(20,320)

	$1,500,557	$1,366,395

The following describes each of the above listed debt instruments:

(a)	First Lien Credit Agreement and Second Lien Credit Agreement

On June 26, 2007, in conjunction with our acquisition of Biosite, we entered into a First Lien Credit Agreement, or senior secured credit facility, and a Second Lien Credit Agreement, or junior secured credit facility, collectively, secured credit facility, with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and certain related guaranty and security agreements. The senior secured credit facility initially provided for term loans in the aggregate amount of $900.0 million and, subject to our continued compliance with the senior secured credit facility, a $150.0 million revolving line-of-credit. The junior secured credit facility provides for term loans in the aggregate amount of $250.0 million. We may repay any future borrowings under the senior secured credit facility revolving line-of-credit at any time, but in no event later than June 26, 2013. We must repay the entire junior facility term loan on June 26, 2015. As of December 31, 2008, the term loans and the revolving line-of-credit under the senior secured credit facility bore interest at 3.89% and 3.64%, respectively. The term loan under the junior secured credit facility bore interest at 6.14%.

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

As of December 31, 2008, aggregate borrowings amounted to $142.0 million under the senior secured credit facility revolving line-of-credit and $1.2 billion under the term loans. Interest expense related to the secured credit facility for the year ended December 31, 2008, including amortized deferred financing costs, was $85.2 million. As of December 31, 2008, accrued interest related to the credit facilities amounted to $3.4 million. As of December 31, 2008, we were in compliance with all debt covenants related to the above debt, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.

In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and have a maturity date of September 28, 2010.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Long-term Debt (Continued)

These interest rate swap contracts pay us variable interest at the three-month LIBOR rate, and we pay the counterparties a fixed rate of 4.85%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loan under the senior credit facility into fixed rate debt. Based on the terms of the interest rate swap contracts and the underlying debt, these interest rate swap contracts were determined to be effective, and thus qualify as a cash flow hedge under SFAS No. 133. As such, any changes in the fair market value of these interest rate swaps are recorded in accumulated other comprehensive income on the accompanying consolidated balance sheet until earnings are affected by the variability of cash flows. As of December 31, 2008 and 2007, we recorded cumulative changes of $21.1 million and $9.5 million, respectively, in accumulated other comprehensive income on the accompanying balance sheets.

In January 2009, we entered into interest rate swap contracts, with an effective date of January 14, 2009, that have a total notional value of $500.0 million and have a maturity date of January 5, 2011. These interest rate swap contracts pay us variable interest at the one-month LIBOR rate, and we pay the counterparties a fixed rate of 1.195%. These interest rate swap contracts were entered into to convert $500.0 million of the $1.2 billion variable rate term loan under the secured credit facility into fixed rate debt.

(b)	3% Senior Subordinated Convertible Notes, Principal Amount $150.0 million

On May 14, 2007, we sold $150.0 million principal amount of 3% senior subordinated convertible notes due 2016 (the “Convertible Notes”) in a private placement to qualified institutional buyers. At the initial conversion price of $52.30, the Convertible Notes were convertible into an aggregate 2,868,120 shares of our common stock. The conversion price was subject to adjustment one year from the date of sale. Based upon the daily volume-weighted price per share of our common stock for the thirty consecutive trading days ending May 9, 2008, the conversion price decreased from $52.30 to $43.98 in May 2008. The decrease in conversion price resulted in additional shares of our common stock becoming issuable upon conversion of our senior subordinated convertible notes. The senior subordinated convertible notes are now convertible into 3.4 million shares of our common stock at a conversion price of $43.98. Interest accrues at 3% per annum, compounded daily, on the outstanding principal amount and is payable in arrears on May 15th and November 15th, which started on November 15, 2007. Interest expense for the year ended December 31, 2008 and 2007, including amortized deferred costs, was $5.0 million and $3.1 million, respectively.

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

(c)	Prior Senior Credit Facility

As of December 31, 2006, $44.8 million of borrowings were outstanding under our then senior credit facility dated June 30, 2005. On February 1, 2007, using a portion of the proceeds from our January 2007 sale of 6.9 million shares of common stock (Note 16), we paid the remaining principal balance outstanding and accrued interest under the June 2005 senior credit facility. We terminated our June 2005 senior credit facility in conjunction with our refinancing activities discussed above. We had no outstanding loans under the June 2005 senior credit facility at the time it was terminated.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Long-term Debt (Continued)

Borrowings under the revolving lines-of-credit and term loan bore interest at either (i) the London Interbank Offered Rate (“LIBOR”), as defined in the agreement, plus applicable margins or, at our option or (ii) a floating Index Rate, as defined in the agreement, plus applicable margins. For the year ended December 31, 2007, interest expense, including amortization of deferred financing costs, under this senior credit facility was $4.7 million. Included in interest expense is the write-off of $2.6 million, in unamortized deferred financing costs.

For the year ended December 31, 2006, we recorded interest expense, including amortization of deferred financing costs, under these senior credit facilities in the aggregate amount of $8.9 million.

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

Some of our subsidiaries maintain a local line-of-credit for short-term advances. At December 31, 2008, a total of $3.5 million was borrowed against these local lines-of-credit.

(f)	Other Debt

Included in other above, for the year ended December 31, 2008, are borrowings by certain of our subsidiaries from various financial institutions. The borrowed funds are used to fund capital expenditure and working capital requirements. Interest expense on these borrowings was $1.4 million for the year ended December 31, 2008.

(g)	Maturities of Long-term Debt

The following is a summary of the maturities of long-term debt outstanding on December 31, 2008 (in thousands):

2009	$19,058
2010	15,372
2011	11,158
2012	10,177
2013	9,850
Thereafter	1,454,000

$1,519,615

(7)	Fair Value Measurements

Effective January 1, 2008, we implemented SFAS No. 157, Fair Value Measurement, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period-end date, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS No. 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a non-

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)	Fair Value Measurements (Continued)

recurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities. The adoption of SFAS No. 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	December 31,	Active Markets	Observable Inputs
Description	2008	(Level 1)	(Level 2)

Assets:
Marketable securities	$2,354	$2,354	$—
Strategic investments(1)	229	229	—

Total assets	$2,583	$2,583	$—

Liabilities:
Interest rate swap liability(2)	$21,132	$—	$21,132

Total liabilities	$21,132	$—	$21,132

(1)	Represents our investment in StatSure which is included in investments in unconsolidated entities on our accompanying consolidated balance sheets.

(2)	Included in other long-term liabilities in our accompanying consolidated balances sheets.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Capital Leases

The following is a schedule of the future minimum lease payments under the capital leases, together with the present value of such payments as of December 31, 2008 (in thousands):

2009	$495
2010	362
2011	84
2012	10
2013	22

Total future minimum lease payments	973
Less: Imputed interest	(54)

Present value of future minimum lease payments	919
Less: Current portion	(451)

$468

At December 31, 2008, the capitalized amounts of the building, machinery and equipment and computer equipment under capital leases were as follows (in thousands):

Machinery, laboratory equipment and tooling	$1,077
Computer equipment	269
Furniture and fixtures	141

1,487
Less: Accumulated amortization	(514)

$973

The amortization expense of assets recorded under capital leases is included in depreciation and amortization expense of property, plant and equipment.

(9)	Postretirement Benefit Plans

(a) Employee Savings Plans

Our company and several of our U.S.-based subsidiaries sponsor various 401(k) savings plans, to which eligible domestic employees may voluntarily contribute a portion of their income, subject to statutory limitations. In addition to the participants’ own contributions to these 401(k) savings plans, we match such contributions up to a designated level. Total matching contributions related to employee savings plans were $4.6 million, $1.5 million and $0.8 million in 2008, 2007 and 2006, respectively.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Postretirement Benefit Plans (Continued)

(b) U.K. Pension Plans

Changes in benefit obligations, plan assets, funded status and amounts recognized on the balance sheet as of and for the years ended December 31, 2008 and 2007, for our Defined Benefit Plan, were as follows (in thousands):

	2008	2007

Change in projected benefit obligation
Benefit obligation at beginning of year	$12,627	$12,370
Interest cost	677	660
Actuarial loss (gain)	534	(470)
Benefits paid	(182)	(140)
Curtailment gain	(1,113)	—
Foreign exchange impact	(3,465)	207

Benefit obligation at end of year	$9,078	$12,627

Change in accumulated benefit obligation
Benefit obligation at beginning of year	$9,159	$8,959
Interest cost	677	660
Actuarial loss (gain)	534	(470)
Benefits paid	(182)	(140)
Curtailment gain	(1,113)	—
Foreign exchange impact	(2,508)	150

Benefit obligation at end of year	$6,567	$9,159

Change in plan assets
Fair value of plan assets at beginning of year	$9,143	$8,189
Actual return on plan assets	(1,543)	220
Employer contribution	835	750
Benefits paid	(182)	(150)
Foreign exchange impact	(2,325)	134

Fair value of plan assets at end of year	$5,928	$9,143

Funded status at end of year	$(3,150)	$(3,484)

The net amounts recognized in the accompanying consolidated balance sheets are as follows (in thousands):

	2008	2007

Accrued benefit asset (liability)	$(603)	$34
Long-term benefit liability	(5,498)	(4,594)
Intangible asset	2,951	1,076

Net amount recognized	$(3,150)	$(3,484)

The measurement date used to determine plan assets and benefit obligations for the Defined Benefit Plan was December 31, 2008 and 2007.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Postretirement Benefit Plans (Continued)

The following table provides the weighted-average actuarial assumptions:

	2008	2007

Assumptions used to determine benefit obligations:
Discount rate	6.10%	5.80%
Rate of compensation increase	3.85%	4.15%
Assumptions used to determine net periodic benefit cost:
Discount rate	5.80%	5.25%
Expected return on plan assets	7.20%	7.30%
Rate of compensation increase	4.15%	3.80%

The actuarial assumptions are reviewed on an annual basis. The overall expected long-term rate of return on plan assets assumption was determined based on historical investment return rates on portfolios with a high proportion of equity securities.

The annual cost of the Defined Benefit Plan is as follows (in thousands):

	2008	2007	2006

Interest cost	$677	$660	$586
Expected return on plan assets	(634)	(620)	(461)
Amortization of net loss	(80)	(90)	(26)
Curtailment gain	(1,113)	—	—

Net periodic benefit cost (benefit)	$(1,150)	$(50)	$99

The plan assets of the Defined Benefit Plan comprise of a mix of stocks and fixed income securities and other investments. At December 31, 2008, these stocks and fixed income securities represented 63% and 37%, respectively, of the market value of the pension assets. We expect to contribute approximately 0.5 million British Pounds Sterling (or $0.6 million at December 31, 2008) to the Defined Benefit Plan in 2009. We expect benefits to be paid to plan participants of approximately $0.2 million per year for each of the next five years and for benefits totaling $0.2 million to be paid annually for the five years thereafter.

Unipath Limited, or Unipath contributed $1.0 million in 2008 and $1.2 million in 2007 and 2006 to a Defined Contribution Plan, which was recognized as an expense in the accompanying consolidated statement of operations.

(10)	Derivative Financial Instruments

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)	Derivative Financial Instruments (Continued)

interest rate swaps are recorded in other comprehensive income on the accompanying consolidated balance sheet until earnings are affected by the variability of cash flows. As of December 31, 2008 and 2007, we recorded cumulative changes of $21.1 million and $9.5 million, respectively, in accumulated other comprehensive income on the accompanying balance sheets in connection with our interest rate swap contracts.

See Note 13(b) regarding our Chembio Diagnostics, Inc., or Chembio, warrants and Note 13(d) regarding StatSure Diagnostic Systems, Inc., or StatSure, warrants which are accounted for as derivative instruments.

(11)	Commitments and Contingencies

(a) Operating Leases

We have operating lease commitments for certain of our facilities and equipment that expire on various dates through 2021. The following schedule outlines future minimum annual rental payments under these leases at December 31, 2008 (in thousands):

2009	$25,377
2010	19,159
2011	15,380
2012	11,011
2013	9,985
Thereafter	13,470

$94,382

Rent expense relating to operating leases was approximately $35.4 million, $17.4 million and $11.8 million during 2008, 2007 and 2006, respectively.

(b) Capital Expenditure Commitments

At December 31, 2008, we had total outstanding non-cancelable equipment purchase commitments of $17.5 million.

(c) Contingent Consideration Obligations

We have contingent consideration contractual terms related to our acquisitions of Alere Medical, Ameditech, Binax, Inc., or Binax, Bio-Stat, Clondiag, Diamics, First Check, Gabmed, Global, Matritech, Promesan, Spectral/Source, Vision and our most recently acquired healthcare business. With the exception of Alere Medical, the contingent considerations will be accounted for as increases in the aggregate purchase prices if and when the contingencies occur.

With respect to Alere Medical, the terms of the acquisition agreement provided for contingent consideration payable to each Alere Medical stockholder who owned shares of our common stock or retained the option to purchase shares of our common stock on the six-month anniversary of the closing of the acquisition. The contingent consideration, payable in cash or stock at our election, was equal to the number of such shares of our common stock or options to purchase our common stock held on the six-month anniversary multiplied by the amount that $58.31 exceeded the greater of the average price of our common stock for the ten business days preceding the six-month anniversary date, or 75% of $58.31. Accordingly, based on the price of our common stock for the ten business days preceding the six-month anniversary of the closing of the acquisition, we issued approximately 0.1 million shares of our common stock on May 30, 2008 to the Alere

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Commitments and Contingencies (Continued)

Medical stockholders based on the remaining outstanding shares at that time. Payment of this contingent consideration did not impact the purchase price for this acquisition.

With respect to Ameditech, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue targets for the one year period ending on the first anniversary of the acquisition date and the one year period ending on the second anniversary of the acquisition date. The maximum amount of incremental consideration payable is $4.0 million.

With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. As of December 31, 2008, the remaining contingent consideration to be earned is approximately $7.3 million.

With respect to Bio-Stat, the terms of the acquisition provided for contingent consideration payable in the form of loan notes to the Bio-Stat shareholders, if certain EBITDA (earnings before interest, taxes, depreciation and amortization) milestones were met for 2007. The EBITDA milestones were met in 2007 and loan notes totaling £3.4 million ($6.2 million) were issued during the third quarter of 2008. As of December 31, 2008, the loan notes remain outstanding with an approximate value of $4.9 million.

With respect to Clondiag, the terms of the acquisition agreement provided for $8.9 million of contingent consideration, consisting of approximately 0.2 million shares of our common stock and approximately $3.0 million of cash or stock in the event that four specified products were developed on Clondiag’s platform technology during the three years following the acquisition date. Successful completion of the second milestone occurred during the first quarter of 2008 for which we made a payment for $0.9 million and issued 56,080 shares of our common stock during the first quarter of 2008. Successful completion of the third and fourth milestones occurred during the third quarter of 2008 for which we made payment for $1.6 million and issued 0.1 million shares of our common stock during the fourth quarter of 2008. No further milestones exist.

With respect to Diamics, the terms of the acquisition agreement provide for contingent consideration payable upon the successful completion of certain milestones, including development of business plans and marketable products. As of December 31, 2008, the remaining contingent consideration to be earned is approximately $2.3 million.

With respect to First Check, the terms of the acquisition agreement required us to pay an earn-out to First Check equal to the incremental revenue growth of the acquired products for 2007 and for the first nine months of 2008, as compared to the immediately preceding comparable periods. The 2007 milestone, totaling $2.2 million, was met and accrued as of December 31, 2007 and was paid during the first quarter of 2008. The 2008 milestone, totaling $0.3 million, was met and accrued during the third quarter of 2008 and was paid in the fourth quarter of 2008. No further milestones exist.

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

With respect to Global, the terms of the acquisition agreement provided for contingent consideration payable upon successfully meeting certain revenue targets in 2008. As of December 31, 2008, the 2008 revenue targets were met resulting in accrued contingent consideration totaling $0.2 million. No further milestones exist.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Commitments and Contingencies (Continued)

With respect to Matritech, the terms of the acquisition agreement required us to pay an earn-out to the former Matritech shareholders upon successfully meeting certain revenue targets in 2008. As of December 31, 2008, the milestones were not achieved. No further milestones exits.

With respect to Promesan, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain annual revenue targets. Total contingent consideration of up to €0.6 million is payable in three equal annual amounts of €0.2 million beginning in 2007 and ending in 2009. The 2007 milestone, totaling €0.2 million ($0.3 million), was met and accrued as of December 31, 2007 and was paid during the first quarter of 2008. The 2008 milestone, totaling €0.2 million ($0.3 million), was met and accrued as of December 31, 2008.

With respect to Spectral/Source, the terms of the acquisition agreement required us to pay an earn-out equal to two times the consolidated revenue of Spectral/Source less $4.0 million, if the consolidated profits before tax of Spectral/Source was at least $0.9 million on the one year anniversary (“milestone period”) following the acquisition date. If consolidated profits before tax of Spectral/Source for the milestone period were less than $0.9 million, then the amount of the payment would be equal to seven times Spectral/Source’s consolidated profits before tax less $4.0 million. The contingent consideration was payable 60% in cash and 40% in stock. The revenue and profit milestones were met and accrued during the fourth quarter of 2008 for which we made payment for $1.6 million and issued 53,372 shares of our common stock during the fourth quarter of 2008. No further milestones exist.

With respect to Vision, the terms of the acquisition agreement provide for incremental consideration payable to the former Vision shareholders. The maximum amount of incremental consideration payable is approximately $3.2 million, of which $1.0 million is guaranteed and accrued as of December 31, 2008. The remaining contingent consideration is payable upon the completion of certain milestones and successfully maintaining certain production levels and product costs during each of the two years following the acquisition date. As of December 31, 2008, no milestones have been met.

With respect to our most recently-acquired healthcare business, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets for the twelve months ending June 30, 2009 and December 31, 2010, respectively. We accrued a liability in the amount of $3.8 million to avoid recognition of negative goodwill, as a result of not recognizing additional purchase price consideration that is contingent on future events. As of December 31, 2008, the $3.8 million liability remains accrued.

(d)	Legal Proceedings

Estate of Melissa Prince Quisenberry v. Alere Medical, Inc., TA Associates, Inc., Covington Associates, et al.

On September 19, 2008, the Estate of Melissa Prince Quisenberry filed a class action complaint in the Superior Court of California on behalf of herself and others similarly situated against Alere Medical Inc., or Alere Medical, and Agora Parent, Inc., both of which are wholly owned subsidiaries; Ronald D. Geraty, MD, chief executive officer of Alere Medical and certain other individuals who were executive officers, directors and/or significant shareholders of Alere Medical; as well as certain other unaffiliated entities. Plaintiff and class owned common and/or preferred stock in Alere Medical and allege that the defendants forced them to tender their stock in connection with the March 14, 2007 sale of Alere Medical to an unaffiliated entity at a price which was substantially lower than the price at which we bought Alere Medical on October 24, 2007. Plaintiff also alleges that the individual defendants breached fiduciary duties of good faith, fair dealing, loyalty and candor; and that Alere Medical and certain unaffiliated entities aided, abetted and substantially participated in the breach of fiduciary duty. We believe that we have strong defenses to all of the allegations

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Commitments and Contingencies (Continued)

made by the class and we intend to defend the claims vigorously. However, an outcome against Alere Medical could potentially have a material adverse impact on our sales, operations or financial performance.

Healthways, Inc. and Robert Bosch North America Corp, v. Alere Medical, Inc.

Healthways, Inc. and Robert Bosch North America Corp. filed a complaint in U.S. District Court in the Northern District of Illinois on November 5, 2008 against Alere Medical, Inc. alleging infringement of 11 patents, licensed by Bosch from Healthways. Alere Medical answered the complaint and filed counterclaims seeking declarations that the patents are invalid and not infringed. The plaintiffs subsequently filed an amended complaint substituting Alere LLC, or Alere, our consolidated health management subsidiary, as the defendant in place of Alere Medical. We believe that we have strong defenses to Healthways’ allegations and we intend to defend them vigorously. However, a ruling against Alere could potentially have a material adverse impact on our sales, operations or financial performance or could limit our current or future business opportunities.

Claims in the Ordinary Course and Other Matters

We are not a party to any other pending legal proceedings that we currently believe could have a material adverse impact on our sales, operations or financial performance. However, because of the nature of our business, we may be subject at any particular time to commercial disputes, consumer product claims, negligence claims or various other lawsuits arising in the ordinary course of our business, including infringement, employment or investor matters, and we expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts.

As an example, as we have previously reported, in April 2008, Pyramid Holdings Inc., a purchaser in our November 2007 public offering of our common stock, filed a putative securities class action against us, Ron Zwanziger, our chairman, chief executive officer and president, and David Teitel, our chief financial officer, in the United States District Court for the District of Massachusetts, alleging that the prospectus supplement and registration statement with respect to the November 2007 public offering were inaccurate and misleading and omitted to state material facts. The plaintiffs have subsequently filed their amended class action complaint, adding as defendants each of our then current directors, a former director, and a former chief financial officer. We believe that the allegations are baseless, and we intend to defend against them vigorously.

Also, our subsidiary Alere Medical continues to defend infringement claims brought by Health Hero Network, Inc., which alleges to have patented certain processes related to home monitoring of patients.

While we believe that we have strong defenses to the claims brought by Pyramid Holdings and Health Hero and we intend to defend them vigorously, these, or other claims, could potentially have a negative impact on our sales, operations or financial performance or could limit our existing or future business opportunities.

In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties. These suits can be expensive and result in counterclaims challenging the validity of our patents and other rights.

(12)	Co-development Agreement with ITI Scotland Limited

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)	Co-development Agreement with ITI Scotland Limited (Continued)

existing cardiology programs and will ultimately commercialize products arising from the programs. ITI and Stirling will have exclusive rights to the developed technology in their respective fields of use. As qualified expenditures were made under the co-development arrangement, we recognized the fee earned during the period as a reduction of our related expenses, subject to certain limitations. As of December 31, 2007, we had earned full funding under this arrangement in the amount of £30.0 million ($56.0 million) and as such, no funding was earned in 2008. For the fiscal years ended December 31, 2007 and 2006, we recognized $20.0 million and $18.4 million of reimbursements, respectively, of which $18.5 million and $16.6 million, respectively, offset our research and development spending and $1.5 million and $1.8 million, respectively, reduced our general, administrative and marketing spending incurred by Stirling. Though the funding arrangement has completed, Stirling continues to support ITI in exploiting the developed technology into their fields of interest.

(13)	Investment in Unconsolidated Entities and Marketable Securities

(a)	Equity Method Investments

(i) Joint Venture with P&G

In May 2007, we completed our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostics, outside the cardiology, diabetes and oral care fields. At the closing, we transferred our related consumer diagnostics assets totaling $63.6 million, other than our manufacturing and core intellectual property assets, to the joint venture, and P&G acquired its interest in the joint venture for a cash payment of approximately $325.0 million.

We also entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on the fourth anniversary date of the agreement, to require us to acquire all of P&G’s interest in the joint venture at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to the joint venture, to acquire all of our interest in the joint venture at fair market value. No gain on the proceeds that we received from P&G through the formation of the joint venture will be recognized in our financial statements until P&G’s option to require us to purchase its interest in the joint venture expires. The deferred gain recorded on our accompanying consolidated balance sheets as of December 31, 2008 and 2007 was $287.0 million and $293.1 million, respectively.

We also entered into a manufacturing agreement with P&G, whereby we will manufacture consumer diagnostics and sell these products to the joint venture entity. In our capacity as the manufacturer of products for the joint venture, we recorded $103.0 million and $65.0 million in manufacturing revenue for the year ended December 31, 2008 and 2007, respectively, which is included in net product sales in our accompanying consolidated statements of operations.

Furthermore, we entered into certain transition and long-term services agreements with the joint venture, pursuant to which we will provide certain operational support services to the joint venture. Revenue related to these service agreements for the year ended December 31, 2008 and 2007 was $2.4 million and $2.5 million, respectively, and is included in our services revenue on our consolidated statements of operations. Customer receivables associated with this revenue has been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $16.2 million and $29.5 million as of December 31, 2008 and 2007, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables.

Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostics business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting in accordance with APB

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Investment in Unconsolidated Entities and Marketable Securities (Continued)

Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. For the year ended December 31, 2008 and 2007, we recorded a loss of $0.9 million and earnings of $3.0 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our share of the joint venture’s net income for the respective periods including restructuring related expenses. During 2008, the joint venture paid $11.2 million in cash to both of the parent companies, equally reducing the respective investments in the joint venture.

(ii) Vedalab S.A.

In November 2006, we acquired 40% of Vedalab S.A., or Vedalab, a French manufacturer and supplier of rapid diagnostic tests in the professional markets. The aggregate purchase price was $9.7 million which consisted of $7.6 million in cash, 49,787 shares of our common stock with an aggregate fair value of $2.0 million and $0.1 million in estimated direct acquisition costs. On the same date, we settled an on-going patent infringement claim with Vedalab. Under the terms of the settlement, Vedalab paid us $5.1 million and agreed to pay us royalties on future sales ranging from 5% to 10%, depending on the products being sold in exchange for a license under certain patents to manufacture its current products at its facility in Alencon, France. The payment of $5.1 million has been included as income in our financial results for the year ended December 31, 2006, of which $4.6 million relates to periods prior to 2006 and has been included in other income (expense), net and the remaining $0.5 million has been recorded as license and royalty revenue. We account for our 40% investment in Vedalab under the equity method of accounting in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. In January 2007, we received $0.7 million from Vedalab in the form of a dividend distribution. This was accounted for as a reduction in the value of our investment in accordance with APB Opinion No. 18. For the year ended December 31, 2008 and 2007, we recorded $0.5 million and $0.3 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statement of operations, which represented our minority share of Vedalab’s net income for the respective period.

(iii) TechLab, Inc.

In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. The aggregate purchase price was $8.8 million which consisted of 303,417 shares of our common stock with an aggregate fair value of $8.6 million and $0.2 million in estimated direct acquisition costs. We account for our 49% investment in TechLab under the equity method of accounting, in accordance with APB Opinion No. 18. In 2008 and 2007, we received $1.4 million and $0.6 million, respectively, from TechLab in the form of dividend distributions. These were accounted for as a reduction in the value of our investment in accordance with APB Opinion No. 18. For the year ended December 31, 2008, 2007 and 2006, we recorded $1.5 million, $1.1 million and $0.6 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statement of operations, which represented our minority share of TechLab’s net income for the respective period.

(b) Investment in Chembio

In September 2006, we acquired 5% of Chembio, a developer and manufacturer of rapid diagnostic tests for infectious diseases, through the purchase of 40 shares of their preferred stock. The preferred stock pays a dividend of 7%, payable in cash or common stock. The aggregate purchase price of $2.0 million was paid in cash. In addition to the preferred stock, we received a warrant to purchase 625,000 shares of Chembio’s common stock at $0.80 per share. Chembio’s stock is publicly-traded. The warrant, accounted for as a derivative instrument, had a fair value of approximately $0.4 million at the date of issuance. The fair value of this warrant was estimated at the time of issuance using the Black-Scholes pricing model and assuming no

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Investment in Unconsolidated Entities and Marketable Securities (Continued)

dividend yield, expected volatility of 116%, risk-free rate of 4.9% and a contractual term of five years. In December 2007, we exercised our warrant and purchased 625,000 shares of Chembio’s common stock and recorded a $0.3 million loss in connection with our mark-to- market of this warrant, which we have included in other income (expense), net in our accompanying consolidated statement of operations for the year ended December 31, 2007. Furthermore, we converted our 40 shares of their preferred stock into common stock. At December 31, 2008 and 2007, we owned 5.4 million shares of common stock in Chembio with a fair market value of approximately $0.6 million and $1.3 million, respectively, and which are classified as marketable securities, non-current on our accompanying consolidated balance sheets. We recorded an unrealized holding loss of approximately $1.4 million and $0.6 million in accumulated other comprehensive income within stockholders’ equity on our accompanying consolidated balance sheets as of December 31, 2008 and 2007, respectively.

(c) Investment in BBI

Our investment in BBI consisted of marketable equity securities purchased in May 2007. On receipt, the shares were recorded at their market value. At December 31, 2007, the fair market value of these securities, which have been included in marketable securities, long-term, on our accompanying consolidated balance sheet, was approximately $19.0 million, representing an unrealized holding gain of approximately $4.3 million which was recorded in accumulated other comprehensive income within stockholders’ equity on our accompanying consolidated balance sheets as of December 31, 2007. We acquired BBI in February 2008, at which time we recorded the original cost of this investment as part of our preliminary purchase price and reversed the $4.3 million unrealized holding gain from accumulated other comprehensive income.

(d) Investment in StatSure

In October 2007, we acquired 5% of StatSure, a developer and marketer of oral fluid collection devices for the drugs of abuse market, through the purchase of 1.4 million shares of their common stock. The aggregate purchase price of $0.5 million was paid in cash. In addition to the common stock, we received a warrant to purchase 1.1 million shares of StatSure’s common stock at $0.35 per share. StatSure’s stock is publicly-traded. The warrant, accounted for as a derivative instrument, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, had a fair value of approximately $0.3 million at the date of issuance. The fair value of this warrant was estimated at the time of issuance using the Black-Scholes pricing model and assuming no dividend yield, expected volatility of 150%, a risk-free rate of 3.9% and a contractual term of five years. We marked-to-market the warrant over the contractual term and recorded an unrealized loss of $0.3 million and an unrealized gain of $0.1 million in other income (expense), net in our accompanying consolidated statement of operations for the year ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the warrant was valued at approximately $25,000.

(14)	In-Process Research and Development

In connection with three of our acquisitions since 2006, we have acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. For example, we have discontinued funding certain of

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)	In-Process Research and Development (Continued)

the programs listed below. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications.

The following table sets forth IPR&D projects for companies and certain assets we have acquired since 2006 (in thousands):

				Discount Rate
				Used in
Company/				Estimating
Year Assets				Cash	Year of Expected
Acquired	Purchase Price	IPR&D(1)	Programs Acquired	Flows(1)	Launch

Diamics/2007	$4,000	$682	PapMap (Pap Screening Methods)	63%	2009-2010
		1,049	C-Map (Automated Pap Screening)	63%	2009-2010
		3,094	POC (Point of Care Systems)	63%	2009-2010

		$4,825

Biosite/2007	$1,800,000	$13,000	Triage Sepsis Panel	15%	2008-2010
		156,000	Triage NGAL	15%	2008-2010

		$169,000

Clondiag/2006	$24,000	$1,800	CHF (Congestive Heart Failure)	37%	2008-2009
		2,500	ACS (Acute Coronary Syndrome)	37%	2009-2010
		660	HIV (Human Immuno-deficiency Virus)	37%	2008-2009

		$4,960

(1)	Management assumes responsibility for determining the valuation of the acquired IPR&D projects. The fair value assigned to IPR&D for each acquisition is estimated by discounting, to present value, the cash flows expected once the acquired projects have reached technological feasibility. The cash flows are probability adjusted to reflect the risks of advancement through the product approval process. In estimating the future cash flows, we also considered the tangible and intangible assets required for successful exploitation of the technology resulting from the purchased IPR&D projects and adjusted future cash flows for a charge reflecting the contribution to value of these assets.

(15)	Net Loss Per Common Share

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	2008	2007	2006

Net loss per common share—basic and diluted:
Numerator:
Net loss	$(21,768)	$(244,753)	$(16,842)
Less: Preferred stock dividends	(13,989)	—	—

Net loss available to common stockholders	$(35,757)	$(244,753)	$(16,842)

Denominator:
Weighted average shares outstanding	77,778	51,510	34,109

Net loss per common share—basic and diluted	$(0.46)	$(4.75)	$(0.49)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)	Net Loss Per Common Share (Continued)

We had the following potential dilutive securities outstanding on December 31, 2008: (a) options and warrants to purchase an aggregate of 10.6 million shares of our common stock at a weighted average exercise price of $32.15 per share, (b) 3.4 million shares related to the issuance of our $150.0 million, 3% senior subordinated convertible notes and (c) 1.9 million shares of our Series B convertible preferred stock, convertible under certain circumstances at $69.32 per share into 10.8 million shares of our common stock. Potential dilutive securities were not included in the computation of diluted net loss per common share in 2008 because the inclusion thereof would be antidilutive.

We had the following potential dilutive securities outstanding on December 31, 2007: (a) options and warrants to purchase an aggregate of 8.3 million shares of our common stock at a weighted average exercise price of $30.82 per share and (b) 1.8 million shares related to the issuance of our $150.0 million, 3% senior subordinated convertible notes. Potential dilutive securities were not included in the computation of diluted loss per common share in 2007 because the inclusion thereof would be antidilutive.

We had the following potential dilutive securities outstanding on December 31, 2006: options and warrants to purchase an aggregate of 4.1 million shares of our common stock at a weighted average exercise price of $20.75 per share. Potential dilutive securities were not included in the computation of diluted loss per common share in 2006 because the inclusion thereof would be antidilutive.

(16)	Stockholders’ Equity

(a) Common Stock

As of December 31, 2008, we had 150.0 million shares of common stock, $0.001 par value, authorized, of which approximately 78.4 million shares were issued and outstanding, 11.1 million shares were reserved for issuance upon grant and exercise of stock options under current stock option plans, 0.5 million shares were reserved for issuance under our employee stock purchase plan and 0.5 million shares were reserved for issuance upon exercise of outstanding warrants. In addition, we have potential dilutive securities consisting of our $150 million, 3% senior subordinated convertible notes, convertible into 3.4 million shares of our common stock (Note 6(b)) and 1.9 million shares of our Seried B convertible preferred stock, convertible under certain circumstances at $69.32 per share into 10.8 million shares of our common stock (Note 16(b)).

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Stockholders’ Equity (Continued)

(b) Preferred Stock

As of December 31, 2008, we had 5.0 million shares of preferred stock, $0.001 par value, authorized, of which 2.3 million shares were designated as Series B Convertible Perpetual Preferred Stock, or Series B preferred stock. On May 8, 2008, in connection with our acquisition of Matria we issued 1.8 million shares of the Series B preferred stock with a fair value of approximately $657.9 million (Note 4(a)(i)).

Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of shares of the Series B preferred stock, we may, at our option, satisfy the entire conversion obligation in cash or through a combination of cash and common stock. There were no conversions as of December 31, 2008.

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

Each share of Series B preferred stock accrues dividends at $12.00, or 3%, per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing following the first full calendar quarter after the issuance date. Dividends on the Series B preferred stock are cumulative from the date of issuance. For the year ended December 31, 2008, Series B preferred stock dividends amounted to $14.0 million, which reduced earnings available to common stockholders for purposes of calculating net loss per common share in 2008 (Note 15). Accrued dividends are payable only if declared by our board of directors and, upon conversion by the Series B preferred stockholder, holders will not receive any cash payment representing accumulated dividends. If our board of directors declares a dividend payable, we have the right to pay the dividends in cash, shares of common stock, additional shares of Series B preferred stock or a similar convertible preferred stock or any combination thereof.

On September 15, 2008, the board of directors declared a dividend of $4.77 per share on the Series B preferred stock. The dividend was paid in shares of Series B preferred stock in an amount per share of Series B preferred stock equal to the quotient of (a) $4.77 divided by (b) 97% of the average of the volume-weighted average price per share of the Series B preferred stock on the American Stock Exchange for each of the five consecutive trading days ending on the second trading day immediately prior to the record date of the dividend. We paid cash in lieu of any fractional shares resulting from the dividend. The dividend totaling $8.5 million was paid on October 15, 2008 to holders of record of Series B preferred stock at the close of business on October 1, 2008. This was the first dividend declared and paid on the Series B preferred stock, and such payment covered the amount of all dividends accrued from May 9, 2008, the original issuance date of the Series B preferred stock, through September 30, 2008.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Stockholders’ Equity (Continued)

On December 10, 2008, the board of directors declared a dividend of $3.00 per share on the Series B preferred stock. The dividend was paid in shares of Series B preferred stock in an amount per share of Series B preferred stock equal to the quotient of (a) $3.00 divided by (b) 97% of the average of the volume-weighted average price per share of the Series B preferred stock on the American Stock Exchange for each of the five consecutive trading days ending on the second trading day immediately prior to the record date of the dividend. We paid cash in lieu of any fractional shares resulting from the dividend. The dividend totaling $5.5 million was paid on January 15, 2009 to holders of record of Series B preferred stock at the close of business on January 2, 2009. Such payment covered the amount of all dividends accrued from October 1, 2008 through December 31, 2008. As of December 31, 2008, 1.9 million shares of Series B preferred stock are issued and outstanding.

The holders of Series B preferred stock have liquidation preferences over the holders of the Company’s common stock and other classes of stock, if any, outstanding at the time of liquidation. Upon liquidation, the holders of outstanding Series B preferred stock would receive an amount equal to $400.00 per share of Series B preferred stock, plus any accumulated and unpaid dividends. As of December 31, 2008, the liquidation preference of the outstanding Series B preferred stock was $751.5 million. The holders of the Series B preferred stock have no voting rights, except with respect to matters affecting the Series B preferred stock (including the creation of a senior preferred stock).

We evaluated the terms and provisions of our Series B preferred stock to determine if it qualified for derivative accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Based on our evaluation, these securities do not qualify for derivative accounting under SFAS No. 133.

(c) Stock Options and Awards

In 2001, we adopted the 2001 Stock Option and Incentive Plan (as amended, the “2001 Plan”) which currently allows for the issuance of up to 11.1 million shares of common stock and other awards. The 2001 Plan is administered by the Compensation Committee of the Board of Directors in order to select the individuals eligible to receive awards, determine or modify the terms and conditions of the awards granted, accelerate the vesting schedule of any award and generally administer and interpret the 2001 Plan. The key terms of the 2001 Plan permit the granting of incentive or nonqualified stock options with a term of up to ten years and the granting of stock appreciation rights, restricted stock awards, unrestricted stock awards, performance share awards and dividend equivalent rights. The 2001 Plan also provides for option grants to non-employee directors and automatic vesting acceleration of all options and stock appreciation rights upon a change in control, as defined by the 2001 Plan. As of December 31, 2008 and 2007, there were 0.8 million and 2.3 million, respectively, shares available for future grant under the 2001 plan.

In August 2001, we sold to our chief executive officer 1.2 million shares of restricted common stock at a price of $9.13 per share. Two-thirds of the restricted stock, or 0.8 million shares, vested ratably over 36 months; the remaining one-third, or 0.4 million shares, vested ratably over 48 months. Except for the par value of the common stock, which was paid in cash, the chief executive officer purchased the restricted stock with a five-year promissory note, which, for accounting purposes, was treated as a non-recourse note. The total interest under the promissory note was fully recourse to our chief executive officer. The note was due and payable on August 16, 2006 and bore interest at an annual rate of 4.99%. Interest income recorded under this note amounted to $0.3 million for the year ended December 31, 2006. In August, 2006 the note and accrued interest were paid in full (Note 21).

In August 2001, we granted two non-qualified stock options to purchase an aggregate of 0.8 million shares of common stock at an exercise price of $6.20 per share to two other key executive officers. These

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Stockholders’ Equity (Continued)

options were set to expire on January 31, 2002. In December 2001, the executive officers exercised these options (one fully; one partially) by paying cash in the amount of par value and delivering promissory notes for the difference, as permitted pursuant to the terms of the original grant. For accounting purposes, the promissory notes were treated as non-recourse notes. The notes were due and payable in December 2006 and bore interest at an annual rate of 3.97%, the applicable federal rate for a five-year note in effect during the month of exercise. The notes and accrued interest were paid in full in December 2006 (Note 21). Interest income recorded under these notes amounted to $0.2 million for the year ended December 31, 2006.

The following summarizes all stock option activity during the year ended December 31 (in thousands, except exercise price):

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	7,836	$31.42	3,775	$21.11	3,902	$18.82
Exchanged	1,820	$30.52	3,606	$23.48	—	$—
Granted	1,787	$34.13	2,807	$49.53	666	$31.88
Exercised	(836)	$16.84	(2,204)	$23.70	(510)	$17.30
Canceled/expired/forfeited	(452)	$37.75	(148)	$33.33	(283)	$21.81

Outstanding at December 31	10,155	$32.65	7,836	$31.42	3,775	$21.11

Exercisable at December 31	5,866	$27.08	3,887	$20.03	2,408	$17.16

The aggregate intrinsic value of the options outstanding at December 31, 2008 was $9.7 million. The aggregate intrinsic value of the options exercisable at December 31, 2008 was $9.6 million. The aggregate intrinsic value of stock options exercised during 2008, 2007 and 2006 was $18.2 million, $62.5 million and $7.4 million, respectively. Based on equity awards outstanding as of December 31, 2008, there was $62.6 million of unrecognized compensation costs related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted average period of 1.5 years.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Stockholders’ Equity (Continued)

(d) Warrants

The following is a summary of all warrant activity during the three years ended December 31:

			Weighted
	Number of		Average
	Shares	Exercise Price	Exercise Price
	(in thousands)

Warrants outstanding and exercisable, December 31, 2005	758	$3.81-$24.00	$16.47
Exercised	(452)	$3.88-$18.12	$16.51

Warrants outstanding and exercisable, December 31, 2006	306	$3.81-$24.00	$16.42
Exchanged	285	$14.52-$29.78	$28.98
Exercised	(122)	$13.54-$29.78	$19.31

Warrants outstanding and exercisable, December 31, 2007	469	$3.81-$29.78	$20.80
Exercised	(12)	$13.54-$20.06	$19.64

Warrants outstanding and exercisable, December 31, 2008	457	$3.81-$29.78	$20.83

The following represents additional information related to warrants outstanding and exercisable at December 31, 2008:

	Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number of	Remaining	Average
Exercise Price	Shares	Contract Life	Exercise Price
	(in thousands)	(in years)

$3.81-$3.93	4	1.48	$3.87
$4.48-$4.57	1	1.54	$4.54
$5.44-$5.57	4	1.58	$5.53
$7.37-$7.55	2	1.66	$7.48
$13.54-$18.12	219	2.97-3.72	$14.41
$20.06-$29.78	152	6.78	$29.66
$24.00	75	6.25	$24.00

	457	5.03	$20.83

The majority of the warrants included in the table above were issued in connection with debt and equity financings, or amendments thereto, of which warrants to purchase an aggregate of 0.3 million shares of our common stock were issued to officers and directors of our company or entities controlled by these officers and directors and were outstanding at December 31, 2008. The value of warrants issued in connection with debt financings yielded original issue discounts and additional interest expense of $0.5 million in 2006. No such expense was incurred during 2008 and 2007. All outstanding warrants have been classified in equity, pursuant to provision EITF No. 00-19.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Stockholders’ Equity (Continued)

(e) Employee Stock Purchase Plan

In 2001, we adopted the 2001 Employee Stock Purchase Plan under which eligible employees are allowed to purchase shares of our common stock at a discount through periodic payroll deductions. Purchases may occur at the end of every six month offering period at a purchase price equal to 85% of the market value of our common stock at either the beginning or end of the offering period, whichever is lower. We may issue up to 1.0 million shares of common stock under this plan. At December 31, 2008, 0.5 million shares had been issued under this plan.

(17)	Stock-based Compensation

In accordance with SFAS No. 123-R, our results of operations for the year ended December 31, 2008, 2007 and 2006 reflected compensation expense for new stock options granted since January 1, 2006, and vested under our stock incentive plan and employee stock purchase plan and the unvested portion of previous stock option grants which vested during the years ended December 31, 2008, 2007 and 2006. Stock-based compensation expense in the amount of $26.4 million ($20.7 million, net of tax), $57.5 million ($52.7 million, net of tax) and $5.5 million ($4.9 million, net of tax), was reflected in our consolidated statements of operations for the year ended December 31, 2008, 2007 and 2006, respectively, as follows (in thousands):

	2008	2007	2006

Cost of net revenue	$1,504	$608	$391
Research and development	4,627	2,215	1,390
Sales and marketing	4,264	1,699	682
General and administrative	16,010	52,958	2,992

	$26,405	$57,480	$5,455

Included in the amount above for general and administrative expense for the year ended December 31, 2007, is $45.2 million related to our assumption of Biosite options. The expense relates to the acceleration of unvested Biosite employee options. See Note 4(b) regarding our acquisition of Biosite.

In accordance with SFAS No. 123-R, for the year ended December 31, 2008, 2007 and 2006, the presentation of our cash flows reports the excess tax benefits from the exercise of stock options as financing cash flows. For the year ended December 31, 2008, 2007 and 2006, excess tax benefits generated from option exercises amounted to $17.5 million, $0.9 million and $0.6 million, respectively.

The following assumptions were used to estimate the fair value of options granted during the year ended December 31, 2008, 2007 and 2006 using the Black-Scholes option-pricing model:

	2008	2007	2006

Risk-free interest rate	2.39-3.14%	3.15-5.00%	4.00-4.67%
Expected dividend yield	—	—	—
Expected life	5.19 years	6.25 years	6.25 years
Expected volatility	37-43%	44%	41%

The weighted average fair value under the Black-Scholes option pricing model of options granted to employees during 2008, 2007 and 2006 was $10.66, $24.05 and $15.29, respectively. All options granted during these periods were granted at fair market value on date of grants.

For the year ended December 31, 2008, in accordance with SFAS 123-R, we recorded compensation expense of $2.8 million related to our Employee Stock Purchase Plan. The fair value of the option component

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)	Stock-based Compensation (Continued)

of the Employee Stock Purchase Plan shares was estimated at the date of grant using the Black-Scholes pricing model and assumed an expected volatility of 43.31% to 53.87%, a risk-free interest rate range of 2.13% to 3.32% and an expected life of 181 and 184 days. The charge is included in general and administrative in the table above.

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

(18)	Other Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income. In general, comprehensive income combines net income and other changes in equity during the year from non-owner sources. Accumulated other comprehensive income is recorded as a component of stockholders’ equity. The following is a summary of the components of and changes in accumulated other comprehensive income as of December 31, 2008 and in each of the three years then ended (in thousands):

	Cumulative	Pension		Accumulated
	Translation	Liability		Other
	Adjustment	Adjustment		Comprehensive
	(Note 2(b))	(Note 9(b))	Other(1)	Income (loss)(2)

Balance at December 31, 2005	$7,052	$—	$—	$7,052
Period change	10,823	(3,738)	44	7,129

Balance at December 31, 2006	17,875	(3,738)	44	14,181
Period change	12,758	341	(6,011)	7,088

Balance at December 31, 2007	30,633	(3,397)	(5,967)	21,269
Period change	(32,889)	(562)	(16,663)	(50,114)

Balance at December 31, 2008	$(2,256)	$(3,959)	$(22,630)	$(28,845)

(1)	Other represents (realization of) unrealized gains on available-for-sale securities and interest rate swap.

(2)	All of the components of accumulated other comprehensive income relate to our foreign subsidiaries, except item (1) above. No adjustments for income taxes were recorded against other comprehensive income, as we intend to permanently invest in our foreign subsidiaries in the foreseeable future.

(19)	Income Taxes

Our income tax (benefit) provision in 2008, 2007 and 2006 mainly represents those recorded by us and certain of our U.S. subsidiaries and by our foreign subsidiaries Unipath in the United Kingdom, Inverness

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)	Income Taxes (Continued)

Medical France, and Inverness Medical Switzerland. Loss before (benefit) provision for income taxes consists of the following (in thousands):

	2008	2007	2006

United States	$(52,935)	$(235,862)	$(5,089)
Foreign	13,431	(14,242)	(6,362)

	$(39,504)	$(250,104)	$(11,451)

Our primary temporary differences that give rise to the deferred tax asset and liability are NOL carryforwards, nondeductible reserves, accruals and differences in bases of the tangible and intangible assets, and the gain on the joint venture transaction. The income tax effects of these temporary differences are as follows (in thousands):

	2008	2007

NOL and capital loss carryforwards	$102,484	$141,620
Tax credit carryforwards	15,884	18,236
Nondeductible reserves	9,488	5,327
Nondeductible accruals	67,142	41,318
Difference between book and tax bases of tangible assets	3,133	2,328
Difference between book and tax bases of intangible assets	35,986	35,042
Gain on joint venture	33,264	37,300
All other	1,162	26

Gross deferred tax asset	268,543	281,197
Less: Valuation allowance	(12,740)	(18,899)

Total deferred tax assets	255,803	262,298

Deferred tax liabilities:
Difference between book and tax bases of tangible assets	10,824	6,249
Difference between book and tax bases of intangible assets	588,766	524,603
Other	366	23,973

Total deferred tax liability	599,956	554,825

Net deferred tax liability	$344,153	$292,527

Reported as:
Deferred tax assets, current portion	$104,311	$18,170
Deferred tax assets, long-term	14,323	15,799
Deferred tax liabilities, current portion	—	(368)
Deferred tax liabilities, long-term	(462,787)	(326,128)

Net deferred tax liability	$(344,153)	$(292,527)

As of December 31, 2008, we had approximately $256.6 million of domestic NOL carryforwards and $15.9 million of foreign NOL and foreign capital loss carryforwards, which either expire on various dates through 2027 or can be carried forward indefinitely. These loss carryforwards are available to reduce future federal and foreign taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. The domestic NOL carryforwards include approximately

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)	Income Taxes (Continued)

$199.2 million of pre-acquisition losses at Matria, Alere Medical, ParadigmHealth, Biosite, Cholestech, Diamics, HemoSense, IMN, Ischemia and Ostex. Also included in our domestic NOL carryforwards at December 31, 2008 was approximately $17.5 million resulting from the exercise of employee stock options, the tax benefit of which was recognized as a credit to additional paid-in capital rather than a reduction of income tax. Our domestic NOL’s are subject to the Internal Revenue Service Code Section 382 limitation. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate. The Section 382 limited amount for 2009 is approximately $167.0 million.

We have recorded a valuation allowance of $12.7 million as of December 31, 2008 due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our foreign businesses and certain U.S. net operating losses and tax credits. This is a reduction of $6.2 million from the valuation allowance of $18.9 million as of December 31, 2007. The decrease is primarily related to the recognition of foreign NOLs. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.

In accordance with SFAS No. 109, the accounting for the tax benefits of acquired deductible temporary differences and NOL carryforwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the acquisitions, will be applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions. Any remaining benefits would be recognized as a reduction of income tax expense. As of December 31, 2008, $3.7 million of deferred tax assets with a valuation allowance pertains to acquired companies, the future benefits of which will be applied to reduce our income tax expense as required under SFAS No. 141-R, Business Combinations, adopted January 1, 2009.

Our China-based manufacturing subsidiaries qualify for a reduced income tax rate in 2008 and an income tax holiday for 2007. The general income tax rate is 25%. The income tax rate for ABON is 12.5% for 2008, 2009 and 2010, and for IM Shanghai it is 9% for 2008, 10% for 2009, 11% for 2010 and 24% for 2011. The reduced rates for 2008, 2009, 2010 and 2011 are grandfathered in the China Tax Reform Act. A tax rate of 15% or 25% will apply to 2011 and future years. The tax rate of 15% applies to companies with high technology status. We are in the process of applying for high technology status. The reduced tax rate produced a tax expense of approximately $1.0 million. In the absence of the reduced tax rate for 2008 a tax rate of 25% would apply which would have resulted in a tax expense of approximately $2.0 million in 2008. The earnings per common share effect of the reduced tax rate is $0.01 for 2008. The tax holiday provided an income tax rate of 0% in 2007. In the absence of the tax holiday, a tax rate of 33% would apply, which would have resulted in a tax expense of approximately $3.8 million in 2007. The earnings per share common effect of the tax holiday is $0.07 for 2007.

The estimated amount of undistributed earnings of our foreign subsidiaries is $86.1 million at December 31, 2008. No amount for U.S. income tax has been provided on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation, however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the U.S. tax liability, if any.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)	Income Taxes (Continued)

The following table presents the components of our (benefit) provision for income taxes (in thousands):

	2008	2007	2006

Current:
Federal	$7,433	$2,434	$—
State	7,250	2,073	423
Foreign	10,387	22,406	5,315

	25,070	26,913	5,738

Deferred:
Federal	(5,897)	(4,961)	3,152
State	(4,237)	(1,523)	289
Foreign	(31,622)	(21,408)	(3,452)

	(41,756)	(27,892)	(11)

Total tax (benefit) provision	$(16,686)	$(979)	$5,727

The following table presents a reconciliation from the U.S. statutory tax rate to our effective tax rate:

	2008	2007	2006

Statutory rate	35%	35%	35%
Effect of Biosite in-process R&D write-off	—	(24)	—
Effect of Diamics in-process R&D write-off	—	(1)	—
Effect of Biosite compensation charges and other non-cash compensation	—	(6)	—
Effect of losses and expenses not benefited	—	—	(28)
Stock-based compensation	(10)	—	—
Rate differential on foreign earnings	3	—	(2)
Research and development benefit	6	1	14
State income taxes, net of federal benefit	2	(1)	(4)
Deferred tax on indefinite-lived assets	—	—	(31)
Accrual to return reconciliation	—	—	(9)
Other permanent items and FIN 48	(4)	1	—
Change in valuation allowance	11	(4)	(27)

Effective tax rate	43%	1%	(52)%

We adopted FIN 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 on January 1, 2007. During the year ended December 31, 2008, we increased the liability for income taxes associated with uncertain tax positions by $2.4 million for a total of $11.1 million at December 31, 2008. The primary reason for the increase is due to our acquisitions of Clondiag and Matria, where we increased the liability for income taxes associated with uncertain tax positions by $1.8 million. Any future recognition of the Clondiag or Matria tax benefit is generally recorded to income due to the adoption of SFAS No. 141-R, Business Combinations, effective January 1, 2009. In addition, consistent with the provisions of FIN 48, we classified $11.1 million of income tax liabilities as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in our consolidated balance sheet at December 31, 2008.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)	Income Taxes (Continued)

We anticipate an increase every quarter to the total amount of unrecognized tax benefits. We do not anticipate a significant increase or decrease of the total amount of unrecognized tax benefits within twelve months of the reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount

Balances as of January 1, 2007	$2,248
Additions for tax positions taken during prior years	53
Additions for tax positions in current year acquisitions	6,229
Additions for tax positions taken during current year	235
Expiration of statutes of limitations or closure of tax audits	—

Balances as of December 31, 2007	8,765
Additions for tax positions taken during prior years	63
Additions for tax positions in current and prior year acquisitions	2,296
Additions for tax positions taken during current year	143
Expiration of statutes of limitations or closure of tax audits	(134)

Balance as of December 31, 2008	$11,133

Interest and penalties related to income tax liabilities are included in income tax expense. The interest and penalties recorded in 2008 amounted to $0.4 million. The balance of accrued interest and penalties recorded on the consolidated balance sheet at December 31, 2008 was $0.8 million.

With limited exceptions, we are subject to U.S. federal, state and local or non-U.S. income tax audits by tax authorities for 2002 through 2007. We are currently under income tax examination by the IRS and a number of state and foreign tax authorities and anticipate these audits will be completed by the end of 2009. We cannot currently estimate the impact of these audits due to the uncertainties associated with tax examinations.

(20)	Financial Information by Segment

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our reportable operating segments are Professional Diagnostics, Health Management, Consumer Diagnostics, Vitamins and Nutritional Supplements, and Corporate and Other. Our operating results include license and royalty revenue which are allocated to Professional Diagnostics and Consumer Diagnostics on the basis of the original license or royalty agreement.

Included in the operating results of Professional Diagnostics in 2008 are expenses related to our research and development activities in the area of cardiology, as a result of our recent cardiology-related acquisitions, which amounted to $37.0 million.

Included in the operating results of Professional Diagnostics in 2007 are expenses related to our research and development activities in the area of cardiology, as a result of our 2007 cardiology-related acquisitions, which amounted to $26.5 million, net of $18.5 million of reimbursements received from ITI as part of the co-development arrangement that we entered into in February 2005.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)	Financial Information by Segment (Continued)

Included in the operating results of Corporate and Other in 2006 are expenses related to our research and development activities in the area of cardiology, which amounted to $30.2 million, net of $16.6 million of reimbursements received from ITI as part of the co-development arrangement mentioned above.

Operating loss of $250.7 million for the year ended December 31, 2007 in our Corporate and Other segment includes the write-off of $173.8 million of IPR&D incurred in connection with our acquisitions of Biosite and Diamics and $45.2 million of stock-based compensation related to employee stock options assumed in the acquisition of Biosite. Total assets related to our cardiology research operations in Scotland and Germany, which are included in Professional Diagnostics in 2008 and 2007 and included in Corporate and Other in 2006 in the tables below, amounted to $37.9 million at December 31, 2008, $39.4 million at December 31, 2007 and $18.4 million at December 31, 2006.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating income (loss). Revenues are attributed to geographic areas based on where the customer is located. Segment information for 2008, 2007 and 2006 are as follows (in thousands):

				Vitamins and	Corporate
	Professional	Health	Consumer	Nutritional	and
2008	Diagnostics	Management	Diagnostics	Supplements	Other	Total

Net revenue to external customers	$1,051,301	$392,399	$138,853	$88,873	$—	$1,671,426
Operating income (loss)	$97,994	$11,241	$9,505	$(840)	$(54,048)	$63,852
Depreciation and amortization	$171,980	$85,990	$6,809	$2,286	$862	$267,927
Restructuring charge	$36,196	$—	$238	$—	$—	$36,434
Stock-based compensation	$—	$—	$—	$—	$26,405	$26,405
Assets	$3,687,685	$1,850,236	$223,383	$65.263	$128,793	$5,955,360
Expenditures for property, plant and equipment	$46,859	$7,935	$1,917	$362	$8,988	$66,061

				Vitamins and	Corporate
	Professional	Health	Consumer	Nutritional	and
2007	Diagnostics	Management	Diagnostics	Supplements	Other	Total

Net revenue to external customers	$582,250	$23,374	$161,092	$72,824	$—	$839,540
Operating income (loss)	$61,067	$(498)	$15,332	$(1,061)	$(250,693)	$(175,853)
Depreciation and amortization	$82,797	$4,487	$9,106	$2,917	$1,806	$101,113
Restructuring charge	$3,965	$—	$2,737	$—	$—	$6,702
Stock-based compensation	$—	$—	$—	$—	$57,480	$57,480
Assets	$3,748,931	$635,415	$309,175	$49,655	$137,583	$4,880,759
Expenditures for property, plant and equipment	$30,581	$2,257	$1,366	$872	$1,559	$36,635

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)	Financial Information by Segment (Continued)

				Vitamins and	Corporate
	Professional	Health	Consumer	Nutritional	and
2006	Diagnostics	Management	Diagnostics	Supplements	Other	Total

Net revenue to external customers	$310,632	$—	$176,771	$82,051	$—	$569,454
Operating income (loss)	$42,554	$—	$26,975	$(3,013)	$(60,145)	$6,371
Depreciation and amortization	$27,030	$—	$5,062	$3,270	$4,000	$39,362
Restructuring charge	$7,625	$—	$2,921	$—	$2,587	$13,133
Stock-based compensation	$—	$—	$—	$—	$5,455	$5,455
Assets	$625,560	$—	$314,815	$49,896	$95,500	$1,085,771
Expenditures for property, plant and equipment	$9,905	$—	$1,807	$475	$7,530	$19,717

	2008	2007	2006

Revenue by Geographic Area:
United States	$1,209,166	$529,870	$335,405
Europe	285,696	198,525	136,971
Other	176,564	111,145	97,078

	$1,671,426	$839,540	$569,454

	2008	2007

Long-lived Tangible Assets by Geographic Area:
United States	$222,450	$198,225
United Kingdom	12,113	36,204
China	19,491	17,975
Other	30,429	15,476

	$284,483	$267,880

(21)	Related Party Transactions

In November 2008, the Zwanziger Family Trust, a trust established for the benefit of the children of Ron Zwanziger, our Chairman, Chief Executive Officer and President, and the trustee of which is Mr. Zwanziger’s sister, purchased certain of our securities from third parties in market transactions. The purchase consisted of approximately $1.0 million of each of the following securities: our common stock, our Series B Preferred Stock, our Convertible Notes, interests in our First Lien Credit Agreement and interests in our Second Lien Credit Agreement. To the extent we make principal and interest payments under the Convertible Notes and the credit facilities in accordance with their terms, the Zwanziger Family Trust, as a holder of Convertible Notes and as a lender under the credit facilities, will receive its proportionate share. In connection with its purchases of interests under our First Lien Credit Agreement and Second Lien Credit Agreement, the Trust agreed that, whenever the consent or vote of the lenders is required under the credit facilities, it will vote the outstanding principal amount of its holdings in the same proportion as the votes cast by the other lenders under these credit facilities.

In May 2007, we completed our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostics, outside the cardiology, diabetes and

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21)	Related Party Transactions (Continued)

oral care fields. At December 31, 2008 and 2007, we had a net receivable from the joint venture of $12.0 million and a net payable to the joint venture of $10.8 million, respectively. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $16.2 million and $29.5 million as of December 31, 2008 and 2007, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $103.0 million and $65.0 million during the year ended December 31, 2008 and 2007, respectively, and are included in net product sales in our accompanying statements of operations. Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in the U.K. and China. SPD in turn sells a portion of those tests back to Inverness for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third party customers in North America. As a result of these related transactions we have recorded $15.6 million of trade receivables which are included in accounts receivable on our consolidated balance sheet as of December 31, 2008 and $18.9 million of trade accounts payable which are included in accounts payable on our consolidated balance sheet as of December 31, 2008. During 2008, the joint venture paid $11.2 million in cash to both of the parent companies, equally reducing the respective investments in the joint venture.

On March 22, 2007, we entered into a convertible loan agreement with BBI whereby we loaned them £7.5 million ($14.7 million as of the transaction date). Under the terms of the agreement, the loan amount would simultaneously convert into shares of BBI common stock per the prescribed conversion formula defined in the loan agreement, in the event the BBI consummated a specific target acquisition on or before September 30, 2007. On May 15, 2007, BBI consummated a specific target acquisition and the loan converted into 5,208,333 shares of BBI’s common stock which is included in investments in unconsolidated entities on our accompanying consolidated balance sheet at December 31, 2007. In February 2008, we acquired the remaining outstanding shares of BBI common stock in connection with our acquisition of BBI (Note 4).

In December 2006, one of our key executive officers, paid us $1,606,831 in full satisfaction of his obligations to us, including principal and accrued interest, under a previously disclosed, five-year promissory note dated August 16, 2001. The promissory note was provided to us in connection with his purchase of 250,000 shares of our common stock in August, 2001 (Note 16).

In December 2006, one of our key executive officers, paid us $2,571,320 in full satisfaction of his obligations to us, including principal and accrued interest, under a previously disclosed, five-year promissory note dated August 16, 2001. The promissory note was provided to us in connection with his purchase of 399,381 shares of our common stock in August, 2001 (Note 16).

In August 2006, our Chairman, Chief Executive Officer and President, paid us $11,197,096 in full satisfaction of his obligations to us, including principal and accrued interest, under a previously disclosed, five-year promissory note dated August 16, 2001. The promissory note was provided to us in connection with his purchase of 1,168,191 shares of our common stock in August, 2001 (Note 16).

In June 2006, we issued 25,000 shares of our common stock as consideration for the acquisition of all of the capital stock of Innovative Medical Devices BVBA. The seller of the capital stock of Innovative Medical Devices BVBA is the spouse of the Chief Executive Officer, SPD Swiss Precision Diagnostics, our 50/50 joint venture with P&G.

(22)	Valuation and Qualifying Accounts

We have established reserves against accounts receivable for doubtful accounts, product returns, discounts and other allowances. The activity in the table below includes all accounts receivable reserves. Provisions for doubtful accounts are recorded as a component of general and administrative expenses. Provisions for returns,

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22)	Valuation and Qualifying Accounts (Continued)

discounts and other allowances are charged against net product sales. The following table sets forth activities in our accounts receivable reserve accounts (in thousands):

			Amounts
	Balance at		Charged	Balance at
	Beginning of		Against	End of
	Period	Provision	Reserves	Period

Year ended December 31, 2006	$9,748	$22,914	$(24,261)	$8,401
Year ended December 31, 2007	$8,401	$28,352	$(24,586)	$12,167
Year ended December 31, 2008	$12,167	$20,810	$(20,142)	$12,835

We have established reserves against obsolete and slow-moving inventories. The activity in the table below includes all inventory reserves. Provisions for obsolete and slow-moving inventories are recorded as a component of cost of net product sales. The following table sets forth activities in our inventory reserve accounts (in thousands):

			Amounts
	Balance at		Charged	Balance at
	Beginning of		Against	End of
	Period	Provision	Reserves	Period

Year ended December 31, 2006	$7,742	$6,661	$(6,184)	$8,219
Year ended December 31, 2007	$8,219	$8,067	$(8,164)	$8,122
Year ended December 31, 2008	$8,122	$9,194	$(6,478)	$10,838

(23)	Restructuring Activities

The following table sets forth the aggregate charges associated with restructuring plans recorded in operating income (loss) for the years ended December 31, (in thousands):

	2008	2007	2006

Fixed asset and inventory write-off	$18,837	$3,870	$6,989
Severance	8,357	1,989	2,886
Intangible asset write-off	5,103	—	2,722
Facility and other exit costs	4,137	843	536

	$36,434	$6,702	$13,133

(a) 2008 Restructuring Plans

In May 2008, we decided to close our facility located in Bedford, England, and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. Based upon this decision, we recorded $12.6 million in restructuring charges during the year ended December 31, 2008, including $6.9 million related to the acceleration of facility restoration costs, $4.8 million of fixed asset impairments, $1.1 million in severance costs, $0.7 million in early termination lease penalties and $0.9 million related to a pension plan curtailment gain associated with the Bedford employees being terminated. Of these restructuring charges, $5.7 million was charged to our professional diagnostics business segment as follows: $3.5 million to cost of net product sales, $0.2 million to research and development expense, $0.2 million to sales and marketing expense and $1.8 million to general and administrative expense. We also recorded $6.7 million related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease to interest expense.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23)	Restructuring Activities (Continued)

In addition to the restructuring charges discussed above, $14.5 million of charges associated with the Bedford facility closure were borne by SPD our consumer diagnostics joint venture with P&G, during the year ended December 31, 2008. Included in these charges were $8.4 million of fixed asset impairments, $3.2 million in early termination lease penalties, $2.6 million in severance and retention costs, $0.2 million facility exit costs and $0.1 million related to the acceleration of facility restoration costs. Of these restructuring charges, 50%, or $7.2 million, has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the year ended December 31, 2008. Of the total exit costs incurred by SPD and us under this plan, including severance related costs, lease penalties and restoration costs, $10.1 million remains unpaid as of December 31, 2008. We anticipate incurring additional costs of approximately $17.2 million related to the closure of this facility, including, but not limited to, severance and retention costs, rent obligations and incremental interest expense associated with our lease obligations which will terminate the end of 2011. Of these additional anticipated costs, approximately $20.5 million will be borne by SPD and $9.6 million will be borne by us. We expect the majority of these costs to be incurred by the end of 2009, which is our anticipated facility closure date.

In February 2008, we decided to cease research and development activities for one of the products in development at our Bedford, England facility, based upon comparison of the product under development with existing products acquired in the HemoSense acquisition. During the year ended December 31, 2008, we recorded restructuring charges of $9.4 million, of which $6.8 million related to the impairment of fixed assets, $1.9 million related to the write-off of inventory, $0.5 million related to contractual obligations with suppliers and $0.2 million related to severance costs to involuntarily terminate employees working on the development of this product. The $9.4 million was included in our professional diagnostics business segment and included $6.0 million charged to cost of net product sales, $3.3 million charged to research and development expense and $0.1 million charged to sales and marketing expense. Of the $0.7 million in contractual obligations and severance costs, all has been paid as of December 31, 2008. We do not expect to incur significant additional charges under this plan.

In April 2008, we initiated cost reduction efforts at our facilities in Stirling, Scotland, consolidating our business activities into one facility and with our Biosite operations. As a result of these efforts, we recorded $3.3 million in restructuring charges for the year ended December 31, 2008, consisting of $2.0 million in fixed asset impairments, $1.0 million in severance costs and $0.3 million in facility exit costs. These charges are included in our professional diagnostics business segment as follows: $3.2 million to research and development expense and $0.1 million to general and administrative expense. Of the $1.3 million in severance and facility exit costs, $0.1 million remains unpaid at December 31, 2008. We do not expect to incur significant additional charges under this plan.

On March 18, 2008, we announced our plans to close our BioStar Inc., or BioStar, facility in Louisville, Colorado, and exit production of the BioStar OIA product line, along with our plans to close two of our newly-acquired facilities in the San Francisco, California area, relating to Cholestech and HemoSense and one of our newly-acquired facility in Columbia, Maryland, relating to Panbio. The Cholestech operation, which was acquired in September 2007 and manufactures and distributes the Cholestech LDX system, a point-of-care monitor of blood cholesterol and related lipids used to test patients at risk of, or suffering from, heart disease and related conditions, will move to our Biosite facility in San Diego, California by the middle of 2009. The HemoSense operation, which was acquired in November 2007 and manufactures and distributes the INRatio System, an easy-to-use, hand-held blood coagulation monitoring system for use by patients and healthcare professionals in the management of warfarin, a commonly prescribed medication used to prevent blood clots, has substantially moved to our Biosite facility as of December 31, 2008. The Panbio distribution facility, which was acquired in January 2008, has been transferred to our distribution center in Freehold, New Jersey as of December 31, 2008.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23)	Restructuring Activities (Continued)

BioStar manufacturing ceased at the end of June 2008, with BioStar OIA products available for purchase through the end of the first quarter of 2009. During the year ended December 31, 2008, we incurred $10.6 million in restructuring charges related to this plan, which consisted of $5.1 million of intangible assets impairment, $1.4 million in severance-related costs, $0.6 million in fixed asset impairments, $1.2 million in facility exit costs and $2.3 million related to the write-off of inventory. Of the $10.6 million, which is included in our professional diagnostics business segment, $7.1 million was charged to cost of net product sales, $2.0 million was charged to sales and marketing expense and $1.5 million was charged to general and administrative. We expect to incur an additional $0.1 million in charges under this plan during the first half of 2009, primarily related to severance and facility exit costs. As of December 31, 2008, $0.4 million in severance and facility exit costs remain unpaid.

As a result of our plans to transition the businesses of Cholestech and HemoSense to Biosite and Panbio to Orlando, Florida and close these facilities, we incurred $3.8 million in restructuring charges during the year ended December 31, 2008, of which $2.7 million relates to severance and retention costs, $0.4 million in fixed asset impairments, $0.5 million in transition costs and $0.2 million in present value accretion of facility lease costs related to these plans. Of the $3.8 million included in our professional diagnostics business segment, $1.2 million was charged to cost of net product sales, $0.5 million was charged to research and development expense, $0.3 million was charged to sales and marketing expense and $1.6 million was charged to general and administrative expense. We also recorded $0.2 million related to the present value accretion of our facility lease costs due to the early termination of our facility lease to interest expense. Of the $3.4 million in exit costs, $2.5 million remains unpaid as of December 31, 2008.

We anticipate incurring an additional $2.3 million in restructuring charges under our Cholestech and HemoSense plans, primarily related to severance, retention and outplacement benefits, along with other costs to transition the Cholestech and HemoSense operations to our Biosite facility. See Note 4(d) for further information and costs related to these plans.

In addition to transitioning the businesses of Cholestech and HemoSense to Biosite, we also made the decision to close our Innovacon facility in San Diego, California and move the operating activities to Biosite; the Innovacon business is the rapid diagnostics business that we acquired from ACON Laboratories, Inc. During the year ended December 31, 2008, we recorded $0.6 million in restructuring charges, of which $0.5 million relates to facility lease and exit costs and $0.1 million relates to impairment of fixed assets. These charges are included in our professional diagnostics business segment and were charged to general and administrative. As of December 31, 2008, $0.2 million in restructuring costs remain unpaid. We vacated the facility in August 2008 and do not anticipate incurring additional costs under this plan.

(b) 2007 Restructuring Plans

During 2007, we committed to several plans to restructure and integrate our world-wide sales, marketing, order management and fulfillment operations, as well as evaluate certain research and development projects. The objectives of the plans were to eliminate redundant costs, improve customer responsiveness and improve efficiencies in operations. As a result of these restructuring plans, we recorded $3.0 million in restructuring charges during the year ended December 31, 2008. The $3.0 million charge included $2.6 million related to severance charges and outplacement services and $0.4 million related to facility exit costs. These restructuring charges consisted of $0.1 million charged to cost of net revenue, $1.6 million charged to sales and marketing expenses and $1.3 million charged to general and administrative expenses, all of which were included in our professional diagnostics business segments. Since inception of the plan we have recorded $8.2 million in restructuring charges, including $3.8 million related to severance charges and outplacement services, $0.4 million related to facility exit costs and $4.0 million related to impairment charges on fixed assets. Of the $8.2 million recorded, $1.8 million and $6.4 million were included in our consumer diagnostics and

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23)	Restructuring Activities (Continued)

professional diagnostics business segment, respectively. As of December 31, 2008, $1.2 million of severance-related charges and facility exit costs remain unpaid. We do not anticipate incurring additional charges related to this plan.

In addition, we recorded restructuring charges associated with the formation of our joint venture with P&G. In connection with the joint venture, we committed to a plan to close one of our sales offices in Germany and in Sweden, as well as evaluate redundancies in all departments of the consumer diagnostics business segment that are impacted by the formation of the joint venture. For the year ended December 31, 2008, we recorded $0.2 million in severance costs related to this plan, which was primarily charged to general and administrative expenses. We have recorded $1.4 million in restructuring charges since inception of the plan, of which $1.0 million relates to severance costs and $0.4 million relates to facility and other exit costs. Of the total $1.4 million in severance and exit costs, $0.1 million remains unpaid as of December 31, 2008. We do not anticipate incurring additional charges related to this plan.

(c) 2006 Restructuring Plans

In May 2006, we committed to a plan to cease operations at our ABI manufacturing facility in San Diego, California and to write off certain excess manufacturing equipment at other impacted facilities. Additionally, in June 2006, we committed to a plan to reorganize the sales and marketing and customer service functions in certain of our U.S. professional diagnostics companies. For the year ended December 31, 2007, we recorded $0.4 million in net restructuring charges under these plans, which primarily relates to $0.6 million in facility exit costs, offset by a $0.2 million adjustment due to the finalization of fixed asset write-offs. Of the $0.4 million net charge, the $0.2 million adjustment was recorded to cost of net revenue, and was included in our consumer diagnostics segment, and $0.6 million was charged to general and administrative expense, and was included in our professional diagnostics business segment.

Net restructuring charges since the commitment date consist of $6.7 million related to impairment of fixed assets and inventory, $2.7 million related to an impairment charge on an intangible asset, $2.5 million related to severance, and $0.6 million related to facility closing costs. Of the $12.5 million recorded in operating income, $8.2 million, $1.7 million and $2.6 million were included in our professional diagnostics, consumer diagnostics, and corporate and other business segments, respectively. As of December 31, 2008, $0.1 million of the severance related charges remains unpaid.

(d) 2005 Restructuring Plan

In May 2005, we committed to a plan to cease operations at our facility in Galway, Ireland. During the year ended December 31, 2006, we recorded a net restructuring gain of $3.2 million, of which $0.4 million related to charges for severance, early retirement and outplacement services, $0.1 million related to an impairment charge of fixed assets, $0.6 million related to facility closing costs and $4.3 million related to foreign exchange gains as a result of recording a cumulative translation adjustment to other income relating primarily to this plan of termination. The charges for the year ended December 31, 2006 consisted of $0.7 million charged to cost of goods sold, $0.4 million charged to general and administrative and $4.3 million in gains recorded to other expense. Of the net restructuring gain of $3.2 million included in our net loss for the year ended December 31, 2006, the $1.1 million loss and the $4.3 million gain were included in our consumer diagnostics and corporate and other business segments, respectively. Additionally, during the year ended December 31, 2006, we recorded a $1.4 million gain on the sale of our CDIL facility in Ireland which has been recorded in loss on dispositions, net in our consolidated statements of operations and was included in our corporate and other business segment for these periods (Note 25).

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23)	Restructuring Activities (Continued)

Net restructuring charges since the commitment date consist of $2.6 million related to severance, early retirement and outplacement services, $2.4 million related to impairment of fixed assets and inventory and $1.2 million related to facility closing costs, offset by $4.3 million related to net foreign exchange gains relating primarily to this plan of termination and a $1.4 million gain on the sale of the manufacturing facility. Of the total $6.2 million restructuring charges recorded in operating income, $0.3 million and $5.9 million were included in our professional diagnostics and consumer diagnostics business segments, respectively. The $4.3 million and $1.4 million gains were included in our corporate and other business segment. The plan of termination was substantially complete as of December 31, 2006 and all costs related to severance, early retirement, outplacement services and facility closing costs have been paid as of December 31, 2006.

(e) Restructuring Reserves

The following table summarizes our liabilities related to the restructuring activities associated with the plans discussed above (in thousands):

	Balance at	Additions			Balance at
	Beginning	to the	Amounts		End of
	of Period	Reserve	Paid	Other (1)	Period

Year ended December 31, 2006	$949	$3,422	$(2,820)	$14	$1,565
Year ended December 31, 2007	$1,565	$2,828	$(3,264)	$(6)	$1,123
Year ended December 31, 2008	$1,123	$25,642	$(9,148)	$(2,823)	$14,794

(1)	Represents foreign currency translation adjustment.

(24)	Supplemental Cash Flow Information

Cash Paid for Interest and Income Taxes:

During fiscal 2008, 2007 and 2006, we made cash payments for interest totaling $88.6 million, $65.0 million and $22.7 million, respectively.

During fiscal 2008, 2007 and 2006, total net cash paid (received) for income taxes was $5.5 million, $(31.5) million and $8.8 million, respectively.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24)	Supplemental Cash Flow Information (Continued)

Non-cash Investing Activities:

During fiscal 2008, 2007 and 2006, we issued shares of our common stock and exchanged employee stock options in connection with several of our acquisitions (dollars in thousands):

				Employee Stock Options/
				Restricted Stock Awards
		Common Stock Issued		Exchanged
		Number of	Fair Value of	Number of	Fair Value of
Company Acquired	Date of Acquisition	Shares	Shares	Shares	Shares

Matria Healthcare, Inc.	May 9, 2008	—	$—	1,490,655	$17,334
BBI Holdings Plc	February 12, 2008	251,085	$14,397	355,238	$3,639
Matritech, Inc.	December 12, 2007	616,671	$35,592	—	$—
Biosystems S.A.	December 11, 2007	33,373	$1,948	—	$—
Alere Medical, Inc.	November 16, 2007	2,762,182	$161,086	380,894	$20,614
HemoSense, Inc.	November 6, 2007	3,691,369	$226,415	380,732	$16,695
Cholestech Corporation	September 12, 2007	6,840,361	$329,774	733,077	$20,331
Spectral Diagnostics Private Limited(1)	July 27, 2007	93,558	$3,737	—	$—
Biosite Incorporated(2)	June 29, 2007	—	$—	753,863	$28,453
Quality Assured Services, Inc.	June 7, 2007	273,642	$12,834	—	$—
Instant Technologies, Inc.	December 28, 2007	463,399	$21,530	—	$—
ABON BioPharm (Hangzhou) Co. Ltd. and ACON Laboratories	May 15, 2006	1,871,250	$53,052	—	$—
CLONDIAG chip technologies GmbH	February 28, 2006	467,715	$12,457	—	$—

(1)	The acquisition of Spectral Diagnostics Private Limited also included its affiliate Source Diagnostics (India) Private Limited.

(2)	The value includes $2.6 million associated with net operating loss, or NOL, carryforwards related to stock options issued to Biosite Incorporated employees.

Non-cash Financing Activities:

During 2008 and 2007, we recorded non-cash charges to accumulated other comprehensive income of $11.6 million and $9.5 million, respectively, representing the change in fair market value of our interest rate swap agreement.

(25) Loss on Dispositions, Net

During 2006, we recorded a net loss on dispositions of $3.5 million. Included in this net loss is a $4.9 million charge associated with management’s decision to dispose of our Scandinavian Micro Biodevices ApS, or SMB, research operation, which was part of our professional diagnostics and corporate and other business segments, of which $2.0 million is related to impaired assets, primarily goodwill associated with SMB, and a $2.9 million loss on the sale of SMB. The sale of this operation was completed in the fourth quarter of 2006. The net loss on dispositions also includes an offsetting $1.4 million gain on the sale of an idle manufacturing facility in Galway, Ireland, as a result of our 2005 restructuring plan. This facility was associated with our consumer diagnostics business segment.