Form 10-K/A
period 2008-12-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2009-04-10
CIK 1145460

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s annual meeting of shareholders currently scheduled to be held on June 18, 2009 are incorporated by reference into Part III of this Form 10-K.

INVERNESS MEDICAL INNOVATIONS, INC.

FORM 10-K
For The Fiscal Year Ended December 31, 2008

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Report”) for the purpose of providing certain supplemental audited financial information required for certain of our consolidated subsidiaries (the “Guarantor Subsidiaries”) to guaranty registered securities. We intend to file a universal shelf registration statement on Form S-3 pursuant to which we may offer or sell, on a delayed or continuous basis pursuant to Rule 415, as amended, under the Securities Act of 1933, securities, including debt securities guaranteed by the Guarantor Subsidiaries. The supplemental financial information, which is presented in Note 26 to the audited consolidated financial statements filed as part of this Amended Report, sets forth, on a consolidating basis, for each of the Company, the Guarantor Subsidiaries and the Company’s other subsidiaries, audited balance sheets as of December 31, 2008, and 2007, and the related audited statements of operations and cash flows for each of the three years in the period ended December 31, 2008.

For the reasons discussed above, we are filing this Amended Report in order to amend Item 15, “Exhibits and Financial Statement Schedules,” of the Original Report in order to add Note 26 to the audited consolidated financial statements. We have also made two insignificant corrections, one to increase the amount of expected future costs relating to the closure of our Bedford facility, as reported in Note 23 to the audited consolidated financial statements included in Item 15, and the other to reduce the reported increase in legal expenses for 2008, as reported in Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations.” The remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted herein, this report speaks as of the date of the filing of the Original Report, March 2, 2009, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

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

General and Administrative Expense.  General and administrative expense increased by $140.2 million, or 89%, to $298.6 million in 2008, from $158.4 million in 2007. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. Legal spending increased by approximately $9.4 million in 2008, as compared to 2007. Also included in general and administrative expense is $16.0 million of stock-based compensation expense, representing a decrease of approximately $36.9 million from 2007 which included a charge of $45.2 million related to our acquisition of

Biosite. Partially offsetting the increases was the favorable impact from the formation of our 50/50 joint venture with P&G. Amortization expense of $18.4 million and $0.3 million was included in general and administrative expense for 2008 and 2007, respectively.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inverness Medical Innovations, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 (except for Note 26, which is dated April 10, 2009) expressed an unqualified opinion thereon.

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

3.  Exhibits.

2.1		Agreement and Plan of Merger, dated as of May 17, 2007 by and among Inverness Medical Innovations, Inc., Inca Acquisition, Inc. and Biosite Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date May 17, 2007, filed on May 18, 2007)
2.2		Agreement and Plan of Reorganization dated as of June 4, 2007, among Inverness Medical Innovations, Inc., Iris Merger Sub, Inc. and Cholestech Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date June 4, 2007, filed on June 4, 2007)
2.3		Agreement and Plan of Merger, dated January 27, 2008, between Inverness Medical Innovations, Inc., Milano MH Acquisition Corp., Milano MH Acquisition LLC and Matria Healthcare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date January 28, 2008, filed on January 29, 2008)
3.1		Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
3.2		First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007)
3.3		Second Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)
3.4		Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2001)
3.5		Certificate of Designations of Series B Convertible Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date, May 9, 2008, filed on May 14, 2008)
3.6		Certificate of Elimination of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date, May 9, 2008, filed on May 14, 2008)
3.7		Certificate of Correction to the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
3.8		Second Certificate of Correction to the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to Company’s Registration Statement on Form S-4, as amended (File 333-149259))
3.9		Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
4.1		Indenture, dated May 14, 2007, between the Company and U.S. Bank trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)
+10	.1	Distribution Agreement between Biosite and Fisher Scientific Company L.L.C. effective January 1, 2006 (incorporated by reference to Exhibit 10.18 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
10.2		Amendment No. 1 to Distribution Agreement between Biosite and Fisher Scientific Company L.L.C., effective January 1, 2006
10.3		Amendment No. 2 to Distribution Agreement between Biosite and Fisher Scientific Company L.L.C., effective June 30, 2008
10.4		Amendment No. 2B to Distribution Agreement between Biosite and Fisher Scientific Company L.L.C., effective July 8, 2008

10.5		Amendment No. 3 to Distribution Agreement between Biosite and Fisher Scientific Company L.L.C., effective July 11, 2008
+10	.6	Semi-exclusive BNP Diagnostic License Agreement Between Biosite Diagnostics Incorporated and Scios, Inc. effective December 30, 1996 (incorporated by reference to Exhibit 10.19 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.7	First Amendment to Semi-exclusive BNP Diagnostic License Agreement between Biosite Incorporated and Scios, Inc. effective August 1, 1997 (incorporated by reference to Exhibit 10.20 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.8	Amendment #2 To Semi-exclusive BNP Diagnostic License Agreement Biosite Incorporated and Scios, Inc. effective August 30, 2002 (incorporated by reference to Exhibit 10.21 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.9	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.10	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.11		Option Agreement, dated as of May 17, 2007 among US CD LLC, SPD Swiss Precision Diagnostics GmbH, Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and Procter & Gamble RHD, Inc. (incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.12		Post-Closing Covenants Agreement, dated as of November 21, 2001, by and among Johnson & Johnson, IMT, the Company, certain subsidiaries of IMT and certain subsidiaries of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.13		Lease between WE 10 Southgate LLC and Binax, Inc. dated as of August 26, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.14		Agreement, dated December 1, 1986, between Bernard Levere, Zelda Levere, Pioneer Pharmaceuticals, Inc. and Essex Chemical Corp. and Unconditional Guarantee by Essex Chemical Corp. (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.15		Option to Assume and Extend Lease, dated as of February , 1995, between Bernard Levere, Zelda Levere and International Vitamin Corporation (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.16		Form of Warrant for the Purchase of Shares of Common Stock of the Company issued pursuant to the Note and Warrant Purchase Agreement dated as of December 14, 2001 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 20, 2001)
10.17		Warrant for the Purchase of Shares of Common Stock of the Company, dated as of March 31, 2005, issued to Roger Piasio (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.18		Form of Warrant Agreement issued pursuant to the Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 4, 2002)
10.19		Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-67392))
10.20		Amendment No. 1 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-90530)

10.21	Amendment No. 2 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.6 to Company’s Registration Statement on Form S-8, as amended (File No. 333-106996))
10.22	Amendment No. 3 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2005)
10.23	Amendment No. 4 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.24	Amendment No. 5 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.25	Amendment No. 6 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2007)
10.26	Amendment No. 7 to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2007)
10.27	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) (relating to grants made prior to August 29, 2008)
10.28	Form of Non-Qualified Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) (relating to grants made prior to August 29, 2008)
10.29	Form of Incentive Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) (relating to grants made prior to August 29, 2008)
10.30	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (relating to grants made on or after August 29, 2008)
10.31	Form of Non-Qualified Stock Option Agreement for U.S. Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (relating to grants made on or after August 29, 2008)
10.32	Form of Non-Qualified Stock Option Agreement for Non-U.S. Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (relating to grants made on or after August 29, 2008)
10.33	Form of Incentive Stock Option Agreement for Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (relating to grants made on or after August 29, 2008)
10.34	Inverness Medical Innovations, Inc. HM Revenue and Customs Share Option Plan (2007) (relating to grants made on or after August 29, 2008)
10.35	Rules of the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan for the Grant of Options to Participants in France (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan)
10.36	Rules of Inverness Medical Innovations, Inc. Inland Revenue Approved Option Plan (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.37	Rules of Inverness Medical Innovations, Inc. HM Revenue and Customs Approved Share Option Plan (2007) (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2007)

10.38		Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4, as amended (File No. 333-67392))
10.39		Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan — First Amendment (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.40		Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan — Second Amendment (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.41		Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan — Third Amendment (incorporated by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)
10.42		Underwriting Agreement dated January 25, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, dated January 26, 2007)
10.43		Underwriting Agreement dated November 14, 2007 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, dated November 16, 2007)
10.44		$1,050,000,000 First Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc, as Guarantor, The Lenders and L/C Issuers Party Hereto General Electric Capital Corporation, as Administrative Agent, Citizens Bank of Massachusetts, Fifth Third Bank and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Co-Documentation Agents and UBS Securities LLC, as Joint Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.45		First Amendment to First Lien Credit Agreement dated as of November 15, 2007 among IM US Holdings, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2007)
10.46		$250,000,000 Second Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, The Lenders General Electric Capital Corporation, as Administrative Agent and UBS Securities LLC, as Syndication Agent, Joint Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.47		First Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.48		Second Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
14.50		Inverness Medical Innovations Business Conduct Guidelines (incorporated by reference to Exhibit 14.50 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
21.1		List of Subsidiaries of the Company as of February 25, 2009
*23	.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
*31	.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
*31	.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith.

+	We have omitted portions of this exhibit which have been granted confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.

Date: April 10, 2009

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

/s/  BDO Seidman, LLP

Boston, Massachusetts
February 27, 2009
(Except for Note 26, which is dated April 10, 2009)

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

In addition to the restructuring charges discussed above, $14.5 million of charges associated with the Bedford facility closure were borne by SPD our consumer diagnostics joint venture with P&G, during the year ended December 31, 2008. Included in these charges were $8.4 million of fixed asset impairments, $3.2 million in early termination lease penalties, $2.6 million in severance and retention costs, $0.2 million facility exit costs and $0.1 million related to the acceleration of facility restoration costs. Of these restructuring charges, 50%, or $7.2 million, has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the year ended December 31, 2008. Of the total exit costs incurred by SPD and us under this plan, including severance related costs, lease penalties and restoration costs, $10.1 million remains unpaid as of December 31, 2008. We anticipate incurring additional costs of approximately $30.1 million related to the closure of this facility, including, but not limited to, severance and retention costs, rent obligations and incremental interest expense associated with our lease obligations which will terminate the end of 2011. Of these additional anticipated costs, approximately $20.5 million will be borne by SPD and $9.6 million will be borne by us. We expect the majority of these costs to be incurred by the end of 2009, which is our anticipated facility closure date.

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)	Guarantor Financial Information

The Company intends to file a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) pursuant to which it may offer or sell, on a delayed or continuous basis pursuant to Rule 415, as amended, under the Securities Act of 1933, securities, including debt securities guaranteed by certain of its consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees would be full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, audited balance sheets as of December 31, 2008, and 2007, and the related audited statements of operations and cash flows for each of the three years in the period ended December 31, 2008 for the Company (the “Issuer”), the Guarantor Subsidiaries and the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. There can be no assurance that the Company will offer or sell debt securities under the Shelf Registration Statement.

The Company has extensive transactions and relationships between various members of the consolidated group. These transactions and relationships include intercompany pricing agreements, intellectual property royalty agreements and general and administrative and research and development cost-sharing agreements. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net product sales	$—	$869,774	$486,275	$(115,911)	$1,240,138
Services revenue	—	402,758	2,704	—	405,462

Net product sales and services revenue	—	1,272,532	488,979	(115,911)	1,645,600
License and royalty revenue	—	15,536	10,290	—	25,826

Net revenue	—	1,288,068	499,269	(115,911)	1,671,426

Cost of net product sales	2,541	447,914	286,739	(112,540)	624,654
Cost of services revenue	77	176,421	600	—	177,098
Cost of license and royalty revenue	—	4,978	6,438	(2,301)	9,115

Cost of net revenue	2,618	629,313	293,777	(114,841)	810,867

Gross profit	(2,618)	658,755	205,492	(1,070)	860,559

Operating expenses:
Research and development	27,709	50,631	33,488	—	111,828
Sales and marketing	37,183	258,580	90,389	132	386,284
General and administrative	59,784	170,401	68,410	—	298,595

Total operating expenses	124,676	479,612	192,287	132	796,707

Operating (loss) income	(127,294)	179,143	13,205	(1,202)	63,852
Interest expense, including amortization of deferred financing costs	(90,328)	(72,447)	(15,986)	77,617	(101,144)
Other income (expense), net	78,604	(15,854)	12,655	(77,617)	(2,212)

(Loss) income before (benefit) provision for income taxes	(139,018)	90,842	9,874	(1,202)	(39,504)
(Benefit) provision for income taxes	(63,152)	46,759	(293)	—	(16,686)
Equity in earnings of subsidiaries, net of tax	52,576	—	—	(52,576)	—
Equity earnings of unconsolidated entities, net of tax	1,522	(23)	(379)	(70)	1,050

Net (loss) income	(21,768)	44,060	9,788	(53,848)	(21,768)
Preferred stock dividends	(13,989)	—	—	—	(13,989)

Net (loss) income available to common stockholders	$(35,757)	$44,060	$9,788	$(53,848)	$(35,757)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net product sales	$10,494	$552,754	$320,831	$(83,164)	$800,915
Services revenue	—	14,164	2,482	—	16,646

Net product sales and services revenue	10,494	566,918	323,313	(83,164)	817,561
License and royalty revenue	—	14,047	17,962	(10,030)	21,979

Net revenue	10,494	580,965	341,275	(93,194)	839,540

Cost of net product sales	27,208	294,317	203,196	(93,318)	431,403
Cost of services revenue	—	5,261	—	—	5,261
Cost of license and royalty revenue	—	1,380	7,769	—	9,149

Cost of net revenue	27,208	300,958	210,965	(93,318)	445,813

Gross profit	(16,714)	280,007	130,310	124	393,727

Operating expenses:
Research and development	6,614	27,910	35,023	—	69,547
Purchase of in-process research and development	169,000	—	4,825	—	173,825
Sales and marketing	25,395	98,116	44,259	—	167,770
General and administrative	78,499	42,518	37,421	—	158,438

Total operating expenses	279,508	168,544	121,528	—	569,580

Operating (loss) income	(296,222)	111,463	8,782	124	(175,853)
Interest expense, including amortization and write-off of deferred financing costs	(77,201)	(49,960)	(21,069)	65,205	(83,025)
Other income (expense), net	71,426	4,461	(695)	(66,418)	8,774

(Loss) income before (benefit) provision for income taxes	(301,997)	65,964	(12,982)	(1,089)	(250,104)
(Benefit) provision for income taxes	(12,949)	9,701	2,269	—	(979)
Equity in earnings of subsidiaries, net of tax	43,226	—	—	(43,226)	—
Equity earnings of unconsolidated entities, net of tax	1,069	—	3,348	(45)	4,372

Net (loss) income	$(244,753)	$56,263	$(11,903)	$(44,360)	$(244,753)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net product sales	$23,100	$334,471	$272,028	$(77,469)	$552,130
Services revenue	—	—	—	—	—

Net product sales and services revenue	23,100	334,471	272,028	(77,469)	552,130
License and royalty revenue	—	306	17,018	—	17,324

Net revenue	23,100	334,777	289,046	(77,469)	569,454

Cost of net product sales	22,395	231,948	160,564	(80,108)	334,799
Cost of license and royalty revenue	—	481	4,951	—	5,432

Cost of net revenue	22,395	232,429	165,515	(80,108)	340,231

Gross profit	705	102,348	123,531	2,639	229,223
Operating expenses:
Research and development	1,750	7,705	39,251	—	48,706
Purchase of in-process research and development	—	—	4,960	—	4,960
Sales and marketing	4,096	48,684	41,665	—	94,445
General and administrative	21,345	18,999	30,899	—	71,243
Loss on dispositions, net	—	—	3,498	—	3,498

Operating (loss) income	(26,486)	26,960	3,258	2,639	6,371
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs	(16,895)	(6,206)	(20,461)	16,992	(26,570)
Other income (expense), net	12,852	4,686	8,323	(17,113)	8,748

(Loss) income before provision for income taxes	(30,529)	25,440	(8,880)	2,518	(11,451)
Provision for income taxes	1,390	2,012	1,935	390	5,727
Equity in earnings of subsidiaries, net of tax	14,716	—	—	(14,716)	—
Equity earnings of unconsolidated entities, net of tax	361	—	(25)	—	336

Net (loss) income	$(16,842)	$23,428	$(10,840)	$(12,588)	$(16,842)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
December 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,743	$69,798	$69,783	$—	$141,324
Restricted cash	—	1,160	1,588	—	2,748
Marketable securities	—	1,347	416	—	1,763
Accounts receivable, net of allowances	—	199,385	97,459	(16,236)	280,608
Inventories, net	—	131,918	71,478	(4,265)	199,131
Deferred tax assets	80,926	22,334	1,051	—	104,311
Income tax receivable	—	2,792	3,614	—	6,406
Receivable from joint venture, net	—	—	15,227	(3,209)	12,018
Prepaid expenses and other current assets	10,887	20,181	26,930	16,236	74,234
Intercompany receivables	455,746	248,177	75,686	(779,609)	—

Total current assets	549,302	697,092	363,232	(787,083)	822,543
Property, plant and equipment, net	2,395	221,345	62,422	(1,679)	284,483
Goodwill	2,020,528	599,517	427,251	(1,213)	3,046,083
Other intangible assets with indefinite lives	—	21,195	21,789	—	42,984
Core technology and patents, net	43,700	331,892	83,715	—	459,307
Other intangible assets, net	277,389	772,457	119,484	—	1,169,330
Deferred financing costs, net, and other non-current assets	36,876	6,872	3,136	—	46,884
Investments in unconsolidated entities	872,848	751	57,681	(862,448)	68,832
Marketable securities	591	—	—	—	591
Deferred tax assets	(1,742)	—	16,065	—	14,323
Intercompany notes receivable	1,633,174	(50,660)	2,454	(1,584,968)	—

Total assets	$5,435,061	$2,600,461	$1,157,229	$(3,237,391)	$5,955,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$2,870	$6,438	$—	$19,058
Current portion of capital lease obligations	—	265	186	—	451
Accounts payable	4,173	72,627	35,904	—	112,704
Accrued expenses and other current liabilities	(120,656)	263,380	93,617	(3,209)	233,132
Intercompany payables	155,443	198,939	425,229	(779,611)	—

Total current liabilities	48,710	538,081	561,374	(782,820)	365,345

Long-term liabilities:
Long-term debt, net of current portion	1,493,000	2,302	5,255	—	1,500,557
Capital lease obligations, net of current portion	—	66	402	—	468
Deferred tax liabilities	(36,399)	459,501	39,685	—	462,787
Deferred gain on joint venture	16,310	—	270,720	—	287,030
Other long-term liabilities	26,830	17,864	15,641	—	60,335
Intercompany notes payable	607,772	853,470	119,594	(1,580,836)	—

Total long-term liabilities	2,107,513	1,333,203	451,297	(1,580,836)	2,311,177

Stockholders’ equity	3,278,838	729,177	144,558	(873,735)	3,278,838

Total liabilities and stockholders’ equity	$5,435,061	$2,600,461	$1,157,229	$(3,237,391)	$5,955,360

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
December 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$228,178	$127,626	$58,928	$—	$414,732
Restricted cash	—	15	141,854	—	141,869
Marketable securities	—	2,551	—	—	2,551
Accounts receivable, net of allowances	—	123,951	68,880	(29,451)	163,380
Inventories, net	59	96,046	55,629	(3,503)	148,231
Deferred tax assets	7,725	4,496	5,949	—	18,170
Income tax receivable	—	2,302	2,954	—	5,256
Receivable from joint venture, net	—	—	1,856	(1,856)	—
Prepaid expenses and other current assets	4,864	11,046	13,424	29,451	58,785
Intercompany receivables	170,353	22,815	64,500	(257,668)	—

Total current assets	411,179	390,848	413,974	(263,027)	952,974
Property, plant and equipment, net	2,028	197,237	68,615	—	267,880
Goodwill	1,721,706	132,849	298,943	(4,648)	2,148,850
Other intangible assets with indefinite lives	—	21,120	21,977	—	43,097
Core technology and patents, net	356,355	19,531	56,697	—	432,583
Other intangible assets, net	747,300	63,211	59,133	—	869,644
Deferred financing costs, net, and other non-current assets	40,111	6,850	4,786	—	51,747
Investments in unconsolidated entities	(327,854)	(615)	53,070	353,152	77,753
Marketable securities	1,389	—	19,043	—	20,432
Deferred tax assets	509	(546)	15,836	—	15,799
Intercompany notes receivable	2,096,757	(286,692)	—	(1,810,065)	—

Total assets	$5,049,480	$543,793	$1,012,074	$(1,724,588)	$4,880,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$6,526	$4,044	$—	$20,320
Current portion of capital lease obligations	—	680	96	—	776
Accounts payable	4,257	33,316	31,991	2,497	72,061
Accrued expenses and other current liabilities	37,196	74,455	65,781	(2,497)	174,935
Payable to joint venture, net	—	6,476	6,196	(1,856)	10,816
Intercompany payables	46,647	82,455	128,567	(257,669)	—

Total current liabilities	97,850	203,908	236,675	(259,525)	278,908

Long-term liabilities:
Long-term debt, net of current portion	1,360,750	5,175	470	—	1,366,395
Capital lease obligations, net of current portion	—	184	174	—	358
Deferred tax liabilities	287,015	23,524	15,589	—	326,128
Deferred gain on joint venture	16,311	—	276,767	—	293,078
Other long-term liabilities	10,057	6,439	12,729	—	29,225
Intercompany notes payable	690,830	794,968	324,264	(1,810,062)	—

Total long-term liabilities	2,364,963	830,290	629,993	(1,810,062)	2,015,184

Stockholders’ equity	2,586,667	(490,405)	145,406	344,999	2,586,667

Total liabilities and stockholders’ equity	$5,049,480	$543,793	$1,012,074	$(1,724,588)	$4,880,759

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities:
Net (loss) income	$(21,768)	$89,569	$9,755	$(99,324)	$(21,768)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(53,576)	—	—	53,576	—
Interest expense related to amortization of deferred financing costs	5,930	—	—	—	5,930
Non-cash stock-based compensation expense	26,405	—	—	—	26,405
Impairment of inventory	—	2,300	1,893	—	4,193
Impairment of long-lived assets	—	6,117	13,914	—	20,031
(Gain) loss on sale of fixed assets	(1)	255	523	—	777
Equity earnings of unconsolidated entities, net of tax	(1,522)	23	379	70	(1,050)
Interest in minority investments	—	—	167	—	167
Depreciation and amortization	48,754	176,236	42,937	—	267,927
Deferred and other non-cash income taxes	(957)	(25,497)	(15,302)	—	(41,756)
Other non-cash items	2,714	1,680	(16)	—	4,378
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,000	(37,182)	(12,468)	—	(48,650)
Inventories, net	—	(80,371)	(12,854)	43,999	(49,226)
Prepaid expenses and other current assets	616	11,659	(24,759)	5,111	(7,373)
Accounts payable	(84)	18,958	(2,407)	—	16,467
Accrued expenses and other current liabilities	(154,680)	112,386	15,397	(5,111)	(32,008)
Other non-current liabilities	(1,104)	139	4,365	—	3,400
Intercompany payable (receivable)	224,207	(282,185)	54,037	3,941	—

Net cash provided by (used in) operating activities	75,934	(5,913)	75,561	2,262	147,844

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,009)	(42,511)	(24,220)	1,679	(66,061)
Proceeds from sale of property, plant and equipment	—	96	974	—	1,070
Cash paid for acquisitions and transactional costs, net of cash acquired	(470,393)	10,185	(189,691)	—	(649,899)
Cash received from (paid for) investments in minority interests and marketable securities	1,372	(1,113)	11,874	—	12,133
Increase in other assets	(1,000)	(5,007)	(4,568)	—	(10,575)

Net cash (used in) provided by investing activities	(471,030)	(38,350)	(205,631)	1,679	(713,332)

Cash Flows from Financing Activities:
(Increase) decrease in restricted cash	—	(1,145)	140,349	—	139,204
Issuance costs associated with preferred stock	(350)	—	—	—	(350)
Cash paid for financing costs	(1,401)	—	—	—	(1,401)
Dividends to preferred stockholders	(56)	—	—	—	(56)
Proceeds from issuance of common stock, net of issuance costs	20,675	—	—	—	20,675
Net repayments on long-term debt	(9,750)	(4,037)	—	—	(13,787)
Net proceeds (repayments) from revolving lines-of-credit	142,000	(2,320)	(2,438)	—	137,242
Tax benefit on exercised stock options	17,542	—	—	—	17,542
Principal payments of capital lease obligations	—	(704)	(596)	—	(1,300)

Net cash provided by (used in) financing activities	168,660	(8,206)	137,315	—	297,769

Foreign exchange effect on cash and cash equivalents	—	(866)	(882)	(3,941)	(5,689)

Net (decrease) increase in cash and cash equivalents	(226,436)	(53,335)	6,363	—	(273,408)
Cash and cash equivalents, beginning of period	228,178	123,133	63,421	—	414,732

Cash and cash equivalents, end of period	$1,742	$69,798	$69,784	$—	$141,324

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities:
Net (loss) income	$(244,753)	$58,237	$(12,222)	$(46,015)	$(244,753)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(44,881)	—	—	44,881	—
Interest expense related to amortization and write-off of deferred financing costs	6,884	2,122	1,957	—	10,963
Non-cash stock-based compensation expense	52,210	—	—	—	52,210
Charge for in-process research and development	4,825	169,000	—	—	173,825
Impairment of long-lived assets	—	108	3,764	—	3,872
Loss (gain) on sale of fixed assets	—	116	(57)	—	59
Equity earnings of unconsolidated entities, net of tax	(1,069)	—	(3,348)	45	(4,372)
Interest in minority investments	(243)	—	476	1,168	1,401
Depreciation and amortization	43,718	31,305	26,090	—	101,113
Deferred and other non-cash income taxes	(34,636)	3,050	3,694	—	(27,892)
Other non-cash items	197	—	—	—	197
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	23,988	(6,421)	29,451	47,018
Inventories, net	—	7,588	(8,972)	(79)	(1,463)
Prepaid expenses and other current assets	(2,669)	45,520	176	(27,595)	15,432
Accounts payable	2,198	(13,290)	4,347	—	(6,745)
Accrued expenses and other current liabilities	16,714	(34,805)	(13,946)	(1,856)	(33,893)
Other non-current liabilities	407	220	1,156	—	1,783
Intercompany payable (receivable)	1,385,254	(1,385,378)	5,391	(5,267)	—

Net cash provided by (used in) operating activities	1,184,156	(1,092,219)	2,085	(5,267)	88,755

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,538)	(12,845)	(22,015)	—	(36,398)
Proceeds from sale of property, plant and equipment	—	171	93	—	264
Cash paid for acquisitions and transactional costs, net of cash acquired	(2,147,492)	179,154	(67,778)	—	(2,036,116)
Cash received, net of cash paid, from formation of joint venture	30,881	—	293,289	—	324,170
Cash (paid for) received from investments in minority interests and marketable securities	(1,471)	1,550	(10,256)	—	(10,177)
(Increase) decrease in other assets	(26,362)	3,416	(5,327)	—	(28,273)

Net cash (used in) provided by investing activities	(2,145,982)	171,446	188,006	—	(1,786,530)

Cash Flows from Financing Activities:
Increase in restricted cash	—	(15)	(141,854)	—	(141,869)
Cash paid for financing costs	(40,347)	(164)	(164)	—	(40,675)
Proceeds from issuance of common stock, net of issuance costs	1,122,852	—	—	—	1,122,852
Net repayments on long-term debt	—	—	(22,326)	—	(22,326)
Net proceeds (repayments) from revolving lines-of-credit	1,166,601	(47,703)	(4,727)	—	1,114,171
Tax benefit on exercised stock options	867	—	—	—	867
Principal payments of capital lease obligations	—	(554)	(82)	—	(636)
Intercompany notes (receivable) payable	(1,245,000)	1,245,000	—	—	—

Net cash provided by (used in) financing activities	1,004,973	1,196,564	(169,153)	—	2,032,384

Foreign exchange effect on cash and cash equivalents	—	761	2,991	5,267	9,019

Net increase in cash and cash equivalents	43,147	276,552	23,929	—	343,628
Cash and cash equivalents, beginning of period	16,031	20,074	34,999	—	71,104

Cash and cash equivalents, end of period	$59,178	$296,626	$58,928	$—	$414,732

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities:
Net (loss) income	$(16,842)	$23,428	$(10,840)	$(12,588)	$(16,842)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(14,716)	—	—	14,716	—
Interest expense related to amortization of original issue discounts and write-off of deferred financing costs	1,937	1,213	1,008	—	4,158
Non-cash income related to currency hedge	(217)	—	—	—	(217)
Non-cash stock-based compensation expense	5,455	—	—	—	5,455
Charge for in-process research and development	—	—	4,960	—	4,960
Impairment of inventory	—	707	—	—	707
Impairment of long-lived assets	—	4,939	3,927	—	8,866
Loss (gain) on sale of fixed assets	—	9	(1,537)	—	(1,528)
Equity earnings of unconsolidated entities, net of tax	(361)	—	25	—	(336)
Interest in minority investments	(274)	—	(25)	—	(299)
Depreciation and amortization	4,989	13,378	20,995	—	39,362
Deferred and other non-cash income taxes	84	2,186	(2,551)	(128)	(409)
Other non-cash items	159	—	555	—	714
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(194)	(8,931)	(4,721)	—	(13,846)
Inventories, net	1,534	5,533	(4,382)	(2,518)	167
Prepaid expenses and other current assets	(10)	740	(816)	—	(86)
Accounts payable	3,757	(5,652)	2,105	—	210
Accrued expenses and other current liabilities	2,510	(4,962)	5,228	518	3,294
Other non-current liabilities	—	28	(88)	—	(60)
Intercompany (receivable) payable	(12,998)	(15,288)	28,409	(123)	—

Net cash (used in) provided by operating activities	(25,187)	17,328	42,252	(123)	34,270

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(558)	(3,332)	(15,827)	—	(19,717)
Proceeds from sale of property, plant and equipment	—	15	2,229	—	2,244
Cash paid for acquisitions and transactional costs, net of cash acquired	(70,603)	(109)	(60,753)	—	(131,465)
Cash paid for investments in minority interests and marketable securities	(14,455)	—	(11,362)	—	(25,817)
Increase in other assets	(933)	(133)	(3,011)	—	(4,077)

Net cash used in investing activities	(86,549)	(3,559)	(88,724)	—	(178,832)

Cash Flows from Financing Activities:
Cash paid for financing costs	(79)	(1,358)	(1,350)	—	(2,787)
Proceeds from issuance of common stock, net of issuance costs	234,961	—	—	—	234,961
Net repayments on long-term debt	(20,000)	—	—	—	(20,000)
Net repayments from revolving lines-of-credit	—	(15,225)	(32,654)	—	(47,879)
Repayments of notes receivable	14,691	—	—	—	14,691
Tax benefit on exercised stock options	567	—	—	—	567
Principal payments of capital lease obligations	—	(511)	(35)	—	(546)
Intercompany notes (receivable) payable	(103,247)	15,000	88,247	—	—

Net cash provided by (used in) financing activities	126,893	(2,094)	54,208	—	179,007

Foreign exchange effect on cash and cash equivalents	(3)	—	2,269	123	2,389

Net increase in cash and cash equivalents	15,154	11,675	10,005	—	36,834
Cash and cash equivalents, beginning of period	1,196	8,080	24,994	—	34,270

Cash and cash equivalents, end of period	$16,350	$19,755	$34,999	$—	$71,104