Form 10-Q
period 2009-03-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2009-05-08
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of May 4, 2009 was 78,750,057.

INVERNESS MEDICAL INNOVATIONS, INC.
REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2009
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2008 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these factors as well as the “Special Statement Regarding Forward-Looking Statements” beginning on page 49 in this Quarterly Report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net product sales	$311,064	$313,314
Services revenue	123,736	48,047

Net product sales and services revenue	434,800	361,361
License and royalty revenue	9,060	10,872

Net revenue	443,860	372,233

Cost of net product sales	153,254	164,522
Cost of services revenue	54,957	23,238
Cost of license and royalty revenue	1,447	4,083

Cost of net revenue	209,658	191,843

Gross profit	234,202	180,390

Operating expenses:
Research and development	27,052	30,925
Sales and marketing	99,444	80,036
General and administrative	79,552	54,651

Total operating expenses	206,048	165,612

Operating income	28,154	14,778
Interest expense, including amortization of deferred financing costs	(17,871)	(25,651)
Other (expense) income, net	(2,800)	4,898

Income (loss) before provision (benefit) for income taxes	7,483	(5,975)
Provision (benefit) for income taxes	3,689	(880)
Equity earnings of unconsolidated entities, net of tax	2,497	921

Net income (loss)	6,291	(4,174)
Preferred stock dividends	(5,520)	—

Net income (loss) available to common stockholders	$771	$(4,174)

Net income (loss) per common share—basic	$0.01	$(0.05)

Net income (loss) per common share—diluted	$0.01	$(0.05)

Weighted average shares—basic	78,614	77,244

Weighted average shares—diluted	79,637	77,244

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$205,181	$141,324
Restricted cash	3,705	2,748
Marketable securities	1,558	1,763
Accounts receivable, net of allowances of $10,482 and $12,835 at March 31, 2009 and December 31, 2008, respectively	273,541	280,608
Inventories, net	198,497	199,131
Deferred tax assets	104,177	104,311
Income tax receivable	5,853	6,406
Receivable from joint venture, net	—	12,018
Prepaid expenses and other current assets	65,472	74,234

Total current assets	857,984	822,543
Property, plant and equipment, net	287,126	284,483
Goodwill	3,041,310	3,046,083
Other intangible assets with indefinite lives	42,754	42,984
Core technology and patents, net	437,955	459,307
Other intangible assets, net	1,104,821	1,169,330
Deferred financing costs, net, and other non-current assets	53,716	46,884
Investments in unconsolidated entities	60,338	68,832
Marketable securities	591	591
Deferred tax assets	15,911	14,323

Total assets	$5,902,506	$5,955,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,521	$19,058
Current portion of capital lease obligations	502	451
Accounts payable	105,489	112,704
Accrued expenses and other current liabilities	218,278	233,132
Payable to joint venture, net	1,060	—

Total current liabilities	343,850	365,345

Long-term liabilities:
Long-term debt, net of current portion	1,496,494	1,500,557
Capital lease obligations, net of current portion	515	468
Deferred tax liabilities	462,674	462,787
Deferred gain on joint venture	286,764	287,030
Other long-term liabilities	54,532	60,335

Total long-term liabilities	2,300,979	2,311,177

Commitments and contingencies (Note 17)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference, $765,056 at March 31, 2009 and $751,479 at December 31, 2008)
Authorized: 2,300 shares
Issued and outstanding: 1,913 shares at March 31, 2009 and 1,879 shares at December 31, 2008	677,102	671,501
Common stock, $0.001 par value
Authorized: 150,000 shares
Issued and outstanding: 78,714 shares at March 31, 2009 and 78,431 shares at December 31, 2008	79	78
Additional paid-in capital	3,034,677	3,029,694
Accumulated deficit	(387,299)	(393,590)
Accumulated other comprehensive loss	(66,882)	(28,845)

Total stockholders’ equity	3,257,677	3,278,838

Total liabilities and stockholders’ equity	$5,902,506	$5,955,360

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$6,291	$(4,174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest expense related to amortization of deferred financing costs	1,511	1,471
Non-cash stock-based compensation expense	5,879	5,560
Impairment of inventory	224	1,069
Impairment of long-lived assets	2,659	12,778
Loss on sale of fixed assets	191	86
Equity earnings of unconsolidated entities, net of tax	(2,497)	(921)
Interest in minority investments	100	50
Depreciation and amortization	71,802	53,477
Deferred and other non-cash income taxes	(1,009)	(4,402)
Other non-cash items	3,288	155
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,494	(14,238)
Inventories, net	(1,669)	3,500
Prepaid expenses and other current assets	4,797	(8,365)
Accounts payable	(7,448)	9,794
Accrued expenses and other current liabilities	(17,756)	(11,013)
Other non-current liabilities	(459)	(564)

Net cash provided by operating activities	67,398	44,263

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(20,811)	(12,517)
Proceeds from sale of property, plant and equipment	155	34
Cash received (paid) for acquisitions and transactional costs, net of cash acquired	5,671	(181,230)
Net cash received from equity method investments	10,965	392
Increase in other assets	(187)	(4,363)

Net cash used in investing activities	(4,207)	(197,684)

Cash Flows from Financing Activities:
(Increase) decrease in restricted cash	(976)	140,505
Cash paid for financing costs	(240)	(352)
Proceeds from issuance of common stock, net of issuance costs	4,741	8,637
Net (repayments) proceeds on long-term debt	(2,943)	137
Repayments of revolving lines-of-credit	(1,405)	(33)
Repayments of notes payable	—	(5,182)
Principal payments of capital lease obligations	(73)	(338)
Other	(35)	—

Net cash (used in) provided by financing activities	(931)	143,374

Foreign exchange effect on cash and cash equivalents	1,597	(1,808)

Net increase (decrease) in cash and cash equivalents	63,857	(11,855)
Cash and cash equivalents, beginning of period	141,324	414,732

Cash and cash equivalents, end of period	$205,181	$402,877

Supplemental Disclosure of Non-cash Activities:
Fair value of stock issued for acquisitions	$—	$15,880

Fair value of stock options exchanged	$—	$3,640

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation of Financial Information
     The accompanying consolidated financial statements of Inverness Medical Innovations, Inc. and its subsidiaries are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. Our audited consolidated financial statements for the year ended December 31, 2008 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission on April 10, 2009. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008.
     Certain reclassifications of prior period amounts have been made to conform to current period presentation. These reclassifications had no effect on net income (loss) or stockholders’ equity.
(2) Cash and Cash Equivalents
     We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2009, our cash equivalents consisted of money market funds.
(3) Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$61,174	$45,161
Work-in-process	59,185	41,651
Finished goods	78,138	112,319

	$198,497	$199,131

(4) Stock-based Compensation
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123-R, Share-Based Payment, we recorded stock-based compensation expense in our consolidated statements of operations of $5.9 million ($4.7 million, net of tax) and $5.6 million ($3.7 million, net of tax) for the three-month period ending March 31, 2009 and 2008, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of sales	$432	$241
Research and development	1,016	1,233
Sales and marketing	900	814
General and administrative	3,531	3,272

	$5,879	$5,560

     We report excess tax benefits from the exercise of stock options as financing cash flows. For each of the three months ended March 31, 2009 and 2008, there were no excess tax benefits generated from option exercises.
     Our stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date of the award. The options generally vest over a four-year period, beginning on

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. We use a Black-Scholes option pricing model to calculate the grant-date fair value of options. The fair value of the stock options granted during the three month periods ended March 31, 2009 and 2008 was calculated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2009	2008
Stock Options:
Risk-free interest rate	1.92%	2.80%
Expected dividend yield	—	—
Expected term	5.20 years	5.19 years
Expected volatility	43.97%	37.00%

	Three Months Ended March 31,
	2009	2008
Employee Stock Purchase Plan:
Risk-free interest rate	0.28%	3.32%
Expected dividend yield	—	—
Expected term	181 days	182 days
Expected volatility	72.05%	43.31%
     A summary of the stock option activity for the three months ended March 31, 2009 is as follows (in thousands, except price per share and contractual term):

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic value
Options outstanding, January 1, 2009	10,155	$32.65
Granted	11	$22.47
Exercised	(110)	$18.36
Canceled/expired /forfeited	(118)	$35.53

Options outstanding, March 31, 2009	9,938	$32.76	6.50 years	$34,774

Options exercisable, March 31, 2009	5,836	$27.37	4.99 years	$29,936

     The weighted average grant-date fair value under a Black-Scholes option pricing model of options granted during the three months ended March 31, 2009 and 2008 was $8.92 per share and $11.37 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0.7 million and $13.0 million, respectively.
     As of March 31, 2009, there was $57.0 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.57 years.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(5) Net Income (Loss) Per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Basic net income (loss) per common share:

Numerator:
Net income (loss)	$6,291	$(4,174)
Less: Preferred stock dividends	5,520	—

Net income (loss) available to common stockholders	$771	$(4,174)

Denominator:
Weighted average common shares outstanding	78,614	77,244

Basic net income (loss) per common share	$0.01	$(0.05)

	Three Months Ended March 31,
	2009	2008
Diluted net income (loss) per common share:

Numerator:
Net income (loss)	$6,291	$(4,174)
Less: Preferred stock dividends	5,520	—

Net income (loss) available to common stockholders	$771	$(4,174)

Denominator:
Weighted average common shares outstanding	78,614	77,244
Stock options	924	—
Warrants	99	—

Total shares	79,637	77,244

Diluted net income (loss) per common share	$0.01	$(0.05)

     We had the following potential dilutive securities outstanding on March 31, 2009: (a) options and warrants to purchase an aggregate of 10.4 million shares of common stock at a weighted average exercise price of $32.23 per share, (b) 3.4 million shares related to our $150.0 million of 3% senior subordinated convertible notes, convertible at $43.98 per share, and (c) 1.9 million shares of our Series B convertible preferred stock, convertible under certain circumstances at $69.32 per share into 10.8 million shares of our common stock. These potential dilutive securities were not included in the computation of diluted net income per common share for the three months ended March 31, 2009 because the effect of including such potential dilutive securities would be anti-dilutive.
     We had the following potential dilutive securities outstanding on March 31, 2008: (a) options and warrants to purchase an aggregate of 8.4 million shares of common stock at a weighted average exercise price of $31.59 per share and (b) 2.9 million shares related to our $150.0 million of 3% convertible notes, convertible at $52.30 per share. These potential dilutive securities were not included in the computation of diluted net loss per common share for the three months ended March 31, 2008 because the effect of including such potential dilutive securities would be anti-dilutive.
(6) Preferred Stock
     As of March 31, 2009, we had 5.0 million shares of preferred stock, $0.001 par value, authorized, of which 2.3 million shares were designated as Series B Convertible Perpetual Preferred Stock, or Series B preferred stock. On May 8, 2008, in connection with our acquisition of Matria Healthcare Inc., or Matria, we issued 1.8 million shares of the Series B preferred stock with a fair value of approximately $657.9 million (Note 8(a)).

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of shares of the Series B preferred stock, we may, at our option, satisfy the entire conversion obligation in cash or through a combination of cash and common stock. There were no conversions as of March 31, 2009.
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
     On March 20, 2009, the board of directors declared a dividend of $3.00 per share on the Series B preferred stock. The dividend was paid in shares of Series B preferred stock in an amount per share of Series B preferred stock equal to the quotient of (a) $3.00 divided by (b) 97% of the average of the volume-weighted average price per share of the Series B preferred stock on the New York Stock Exchange for each of the five consecutive trading days ending on the second trading day immediately prior to the record date of the dividend. The dividend totaling $5.6 million was paid on April 15, 2009 to holders of record of Series B preferred stock at the close of business on April 1, 2009. Such payment covered the amount of all dividends accrued from January 1, 2009 through March 31, 2009. For the three months ended March 31, 2009, Series B preferred stock dividends amounted to $5.5 million which reduced earnings available to common stockholders for purposes of calculating net income per common share for the three months ended March 31, 2009 (Note 5). As of March 31, 2009, 1.9 million shares of Series B preferred stock are issued and outstanding which includes the accrued dividend shares.
     The holders of Series B preferred stock have liquidation preferences over the holders of the Company’s common stock and other classes of stock, if any, outstanding at the time of liquidation. Upon liquidation, the holders of outstanding Series B preferred stock would receive an amount equal to $400.00 per share of Series B preferred stock, plus any accumulated and unpaid dividends. As of March 31, 2009, the liquidation preference of the outstanding Series B preferred stock was $765.1 million. The holders of the Series B preferred stock have no voting rights, except with respect to matters affecting the Series B preferred stock (including the creation of a senior preferred stock).

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
(7) Comprehensive Income (Loss)
     We account for comprehensive income (loss) as prescribed by SFAS No. 130, Reporting Comprehensive Income. In general, comprehensive income (loss) combines net income (loss) and other changes in equity during the year from non-owner sources. Our accumulated other comprehensive loss, which is a component of shareholders’ equity, includes foreign currency translation adjustments and gains (losses) on available-for-sale securities and interest rate swaps. For the three months ended March 31, 2009 and 2008, we generated a comprehensive loss of $31.7 million and $8.2 million, respectively.
(8) Business Combinations
     Effective January 1, 2009, we account for acquired businesses using the acquisition method of accounting as prescribed by SFAS No. 141-R, Business Combinations. This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase, as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this statement was not permitted. Acquisitions consummated prior to January 1, 2009 were accounted for in accordance with the previously applicable guidance of SFAS No. 141. In connection with the adoption of SFAS No. 141-R, we expensed $4.7 million of acquisition-related costs during the three months ended March 31, 2009.
     (a) Acquisitions in 2008
     During the year ended December 31, 2008, we acquired the following businesses for an aggregate preliminary purchase price of $1.1 billion, in which we paid $358.0 million in cash, issued 251,085 shares of our common stock with an aggregate fair value of $14.4 million, issued 1,787,834 shares of our Series B preferred stock with an aggregate fair value of $657.9 million, recorded $21.0 million of fair value associated with employee stock options and restricted stock awards which were exchanged as part of the transactions, incurred $26.9 million in direct acquisition costs and accrued milestone and contingent consideration payments totaling $5.3 million:
•	Ameditech, Inc., or Ameditech, located in San Diego, California, a leading manufacturer of high quality drugs of abuse diagnostic tests (Acquired December 2008)

•	Prodimol Biotecnologia S.A., or Prodimol, located in Brazil, a privately-owned distributor of high quality rapid diagnostic tests predominantly to the Brazilian marketplace (Acquired October 2008)

•	DiaTeam Diagnostika, or DiaTeam, located in Linz, Austria, a privately-owned distributor of high quality rapid diagnostic tests predominantly to the Austrian marketplace (Acquired September 2008)

•	Global Diagnostics CC, or Global, located in Johannesburg, South Africa, a privately-owned contract manufacturer and distributor of high quality rapid diagnostic tests predominantly to the South African marketplace (Acquired September 2008)

•	Vision Biotech Pty Ltd, or Vision, located in Cape Town, South Africa, a privately-owned distributor of rapid diagnostic products predominantly to the South African marketplace (Acquired September 2008)

•	Privately-owned provider of care and health management services (Acquired July 2008)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	Matria, a national provider of health improvement, disease management and high-risk pregnancy management programs and services (Acquired May 2008)

•	Certain assets from Mochida Pharmaceutical Co., Ltd, or Mochida. As part of the acquisition of certain assets, Mochida transferred the exclusive distribution rights in Japan for certain Osteomark products (Acquired April 2008)

•	BBI Holdings Plc, or BBI, a publicly-traded company headquartered in the United Kingdom that specializes in the development and manufacture of non-invasive lateral flow tests and gold reagents (Acquired February 2008)

•	Panbio Limited, or Panbio, an Australian publicly-traded company headquartered in Brisbane, Australia, that develops and manufactures diagnostic tests for use in the diagnosis of a broad range of infectious diseases products (Acquired January 2008)
     A summary of the preliminary purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$157,727
Property, plant and equipment	34,913
Goodwill	953,014
Intangible assets	470,388
Other non-current assets	30,405

Total assets acquired	1,646,447

Current liabilities	393,275
Non-current liabilities	169,666

Total liabilities assumed	562,941

Net assets acquired	1,083,506
Less:
Acquisition costs	26,887
Fair value of common stock issued (251,085 shares)	14,397
Fair value of Series B preferred stock issued (1,787,834 shares)	657,923
Fair value of stock options/awards exchanged (1,845,893 options)	20,973
Accrued earned milestone and contingent consideration	5,297

Cash consideration	$358,029

     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$66,263	3-20 years
Database	25,000	10 years
Trade names and other intangible assets	22,437	5 months-25 years
Customer relationships	339,583	3.5-25 years
Non-compete agreements	16,263	0.75-5 years
Manufacturing know-how	842	5 years

Total intangible assets with finite lives	$470,388

     Ameditech, Prodimol, DiaTeam, Global, Vision, Mochida and Panbio are included in our professional diagnostics reporting unit and business segment; BBI is included in our professional and consumer diagnostics reporting units and business segments; and Matria and our other healthcare acquisition are included in our health management reporting unit and business segment. Goodwill has been recognized in the Ameditech, Prodimol, DiaTeam, Global, Vision, Panbio, BBI and Matria transactions and amounted to approximately $953.0 million. Goodwill related to these acquisitions, excluding Ameditech, is not deductible for tax purposes.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     (b) Restructuring Plans of Acquisitions
     In connection with several of our acquisitions, we initiated integration plans to consolidate and restructure certain functions and operations, including the costs associated with the termination of certain personnel of these acquired entities and the closure of certain of the acquired entities’ leased facilities. These costs have been recognized as liabilities assumed in connection with the acquisition of these entities and are subject to potential adjustments as certain exit activities are refined. The following table summarizes the liabilities established for exit activities related to our acquisitions (in thousands):

	Severance	Facility	Total Exit
	Related	And Other	Activities
Balance, December 31, 2008	$10,348	$4,926	$15,274
Acquisitions	27	3,736	3,763
Payments and other non-currency adjustments	(2,240)	(505)	(2,745)
Currency adjustments	—	(6)	(6)

Balance, March 31, 2009	$8,135	$8,151	$16,286

     (i) 2008 Acquisitions
     In connection with our acquisition of Matria, we implemented an integration plan to improve operating efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Matria organization, as activities were combined with our existing business operations. We recorded $18.6 million in exit costs, of which $15.3 million relates to change in control and severance costs to involuntarily terminate employees and $3.3 million related to facility exit costs. As of March 31, 2009, $6.6 million in exit costs remain unpaid.
     In conjunction with our acquisition of Panbio, we formulated a restructuring plan to realize efficiencies and cost savings. In February 2008, we agreed upon a plan to close Panbio’s facility located in Columbia, Maryland. The manufacturing operation at the Maryland-based facility has transferred to a third-party manufacturer, the sales of the products at this facility has transferred to our shared services center in Orlando, Florida and the distribution operations has transferred to our distribution facility in Freehold, New Jersey. We recorded $1.0 million in exit costs, including $0.8 million related to facility and other exit costs and $0.2 million related to severance costs to involuntarily terminate employees. As of March 31, 2009, $0.7 million in exit costs remain unpaid. See Note 9 for additional restructuring charges related to the Panbio facility closure and integration.
     Although we believe our plan and estimated exit costs for our 2008 acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.
     (ii) 2007 Acquisitions
     In conjunction with our acquisition of Biosite Incorporated, or Biosite, we implemented an integration plan to improve efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Biosite organization, as activities were combined with our existing business operations. Since the inception of the plan, we recorded $15.4 million in exit costs, of which $15.1 million relates to change in control and severance costs to involuntarily terminate employees and $0.3 million relates to facility and other exit costs. As of March 31, 2009, $0.7 million in exit costs remain unpaid.
     During 2007, we formulated restructuring plans in connection with our acquisition of Cholestech Corporation, or Cholestech, consistent with our acquisition strategy to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the Cholestech facility in Hayward, California. We are transitioning the manufacturing of the related products to our Biosite facility in San Diego, California and have transitioned the sales and distribution of the products to our shared services center in Orlando, Florida. Since inception of the plans, we recorded $9.2 million in exit costs, of which $6.5 million relates to executive change in control agreements and severance costs to involuntarily terminate employees and $2.7 million relates to facility exit costs. As of March 31, 2009, $6.3 million in exit costs remain unpaid.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     In conjunction with our acquisition of HemoSense, Inc., or HemoSense, we formulated restructuring plans during 2007 to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the HemoSense facility in San Jose, California. We transitioned the manufacturing of the related products to our Biosite facility in San Diego, California and transitioned the sales and distribution of the products to our shared services center in Orlando, Florida. Since inception of the plans, we recorded $1.5 million in exit costs, of which $1.3 million relates to severance costs to involuntarily terminate employees and $0.2 million relates to facility and other exit costs. As of March 31, 2009, substantially all costs have been paid.
     See Note 9 for additional restructuring charges related to the Cholestech and HemoSense facility closures and integrations.
     In conjunction with our acquisition of Matritech, Inc., or Matritech, we formulated a plan to exit the leased facility of Matritech in Newton, Massachusetts and recorded $1.5 million in facility exit costs. As of March 31, 2009, $1.0 million of the facility exit costs remain unpaid.
     In conjunction with our acquisition of Alere Medical, Inc., or Alere Medical, and ParadigmHealth Inc., or ParadigmHealth, we recorded $2.2 million related to executive change in control agreements and severance costs to involuntarily terminate employees. As of March 31, 2009, $0.5 million remains unpaid.
     Although we believe our plans and estimated exit costs for our 2007 acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.
     (c) Pro Forma Financial Information
     The following table presents selected unaudited financial information of our company, including the assets of Matria, as if the acquisition of Matria had occurred on January 1, 2008. Pro forma results exclude adjustments for various other less significant acquisitions completed since January 1, 2008, as these acquisitions did not materially affect our results of operations.
     The pro forma results are derived from the historical financial results of the acquired business for the period presented and are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2008 (in thousands, except per share amount).

Three Months
Ended March 31,
2008
Pro forma net revenue	$451,745

Pro forma net loss available to common shareholders	$(14,952)

Pro forma net loss per common share — basic and diluted (1)	$(0.19)

(1)	Net loss per common share amounts are computed as described in Note 5.
(9) Restructuring Plans
     The following table sets forth the aggregate charges associated with restructuring plans recorded in operating income for the three months ended March 31, (in thousands):

	2009	2008
Fixed asset and inventory write-off	$2,161	$8,745
Severance	1,914	1,658
Intangible asset write-off	—	5,103
Facility and other exit costs	91	789

	$4,166	$16,295

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     (a) 2008 Restructuring Plans
     In May 2008, we decided to close our facility located in Bedford, England and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. Based upon this decision, during the three months ended March 31, 2009, we recorded $0.6 million in restructuring charges, of which $0.5 million related primarily to severance-related costs and $0.1 million related to the acceleration of facility restoration costs. Of these restructuring charges, $0.5 million was charged to our professional diagnostics business segment as follows: $0.3 million to cost of net product sales and $0.2 million to general and administrative expense. We also recorded $0.1 million related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease to interest expense.
     In addition to the restructuring charges discussed above, $2.1 million of charges associated with the Bedford facility closure were borne by Swiss Precision Diagnostics, or SPD, our consumer diagnostics joint venture with The Procter and Gamble Company, or P&G, during the three months ended March 31, 2009. Included in these charges were $1.8 million in severance and retention costs, $0.2 million in facility and other exit costs and $0.1 million of fixed asset impairments. Of these restructuring charges, 50%, or $1.1 million, has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the three months ended March 31, 2009. Of the total exit costs incurred by SPD and us under this plan, including severance related costs, lease penalties and restoration costs, $11.5 million remains unpaid as of March 31, 2009.
     Since inception of the plan, we recorded $13.2 million in restructuring charges, including $7.0 million related to the acceleration of facility restoration costs, $4.8 million of fixed asset impairments, $1.6 million in severance costs, $0.7 million in early termination lease penalties and $0.9 million related to a pension plan curtailment gain associated with the Bedford employees being terminated. SPD has been allocated $16.6 million since the inception of the plan, including $8.5 million of fixed asset impairments, $2.9 million in early termination lease penalties, $4.4 million in severance and retention costs, $0.7 million facility exit costs and $0.1 million related to the acceleration of facility restoration costs. We anticipate incurring additional costs of approximately $23.7 million related to the closure of this facility, including, but not limited to, severance and retention costs, rent obligations and incremental interest expense associated with our lease obligations which will terminate the end of 2011. Of these additional anticipated costs, approximately $16.7 million will be borne by SPD and $7.0 million will be borne by us. We expect the majority of these costs to be incurred by the end of 2009, which is our anticipated facility closure date.
     In February 2008, we decided to cease research and development activities for one of the products in development at our Bedford, England facility, based upon comparison of the product under development with existing products acquired in the HemoSense acquisition. Based on this decision, we recorded $8.9 million in restructuring charges during the three months ended March 31, 2008, of which $6.8 million related to the impairment of fixed assets, $1.1 million related to the write-off of inventory, $0.8 million related to contractual obligations with suppliers and $0.2 million related to severance costs to involuntarily terminate employees working on the development of this product. The $8.9 million was included in our professional diagnostics business segment and included $5.5 million charged to cost of goods sold, $3.3 million charged to research and development and $0.1 million charged to sales and marketing expense. Since the inception of the plan, we recorded restructuring charges of $9.4 million, of which $6.8 million related to the impairment of fixed assets, $1.9 million related to the write-off of inventory, $0.5 million related to contractual obligations with suppliers and $0.2 million related to severance costs to involuntarily terminate employees working on the development of this product. Of the $0.7 million in contractual obligations and severance costs, all has been paid as of March 31, 2009. We do not expect to incur significant additional charges under this plan.
     On March 18, 2008, we announced our plans to close our BioStar Inc., or BioStar, facility in Louisville, Colorado and exit production of the BioStar OIA product line, along with our plans to close two of our newly-acquired facilities in the San Francisco, California area, relating to Cholestech and HemoSense and our newly-acquired facility in Columbia, Maryland, relating to Panbio. The Cholestech operation, which was acquired in September 2007 and manufactures and distributes the Cholestech LDX system, a point-of-care monitor of blood cholesterol and related lipids used to test patients at risk of, or suffering from, heart disease and related conditions, will move to our Biosite facility in San Diego, California by the end of 2009. The HemoSense operation, which was acquired in November 2007 and manufactures and distributes the INRatio System, an easy-to-use, hand-held blood

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
coagulation monitoring system for use by patients and healthcare professionals in the management of warfarin, a commonly prescribed medication used to prevent blood clots, has moved to our Biosite facility. The operations of the Panbio distribution facility, which was acquired in January 2008, have transferred to our distribution center in Freehold, New Jersey.
     BioStar manufacturing ceased at the end of June 2008, with BioStar OIA products available for purchase through the end of the first quarter of 2009. During the three months ended March 31, 2009, we incurred $0.1 million in severance-related restructuring charges, which were included in our professional diagnostics business segment and were charged to general and administrative expenses. During the three months ended March 31, 2008, we incurred $6.2 million in restructuring charges related to our BioStar plans, which consisted of $0.3 million in severance related costs, $0.8 million in impairment of fixed assets and $5.1 million in impairment of intangible assets. Of the $6.2 million, $4.1 million was charged to cost of goods sold, $1.9 million was charged to sales and marketing expense and $0.1 million was charged to general and administrative expense. Since the inception of the plan, we incurred $10.7 million in restructuring charges related to this plan, which consisted of $5.1 million of intangible assets impairment, $1.5 million in severance-related costs, $0.6 million in fixed asset impairments, $1.2 million in facility exit costs and $2.3 million related to the write-off of inventory. We expect to incur an additional $0.1 million in charges under this plan during the remainder of 2009, primarily related to severance and facility exit costs. As of March 31, 2009, $0.1 million in severance and facility exit costs remain unpaid.
     As a result of our plans to transition the businesses of Cholestech and HemoSense to Biosite and Panbio to Orlando, Florida and close these facilities, we incurred $3.1 million in restructuring charges during the three months ended March 31, 2009, of which $1.9 million relates to fixed asset impairments, $0.8 million relates to severance and retention costs, $0.2 million in inventory write-offs and $0.2 million in transition costs. Of the $3.1 million included in our professional diagnostics business segment, $1.8 million was charged to cost of net product sales, $0.5 million was charged to research and development expense, $0.1 million was charged to sales and marketing expense and $0.7 million was charged to general and administrative expense. We incurred $0.2 million in restructuring charges during the three months ended March 31, 2008, which related to severance and retention costs included in our professional diagnostics business segment and were primarily charged to general and administrative expense. Since the inception of the plan, we incurred $6.9 million in restructuring charges, of which $3.5 million relates to severance and retention costs, $2.3 million in fixed asset impairments, $0.7 million in transition costs, $0.2 million in inventory write-offs and $0.2 million in present value accretion of facility lease costs related to these plans. Of the $4.3 million in exit costs, $2.1 million remains unpaid as of March 31, 2009.
     We anticipate incurring an additional $3.9 million in restructuring charges under our Cholestech and HemoSense plans, primarily related to severance, retention and outplacement benefits, along with other costs to transition the Cholestech operations to our Biosite facility. See Note 8(b) for further information and costs related to these plans.
     In addition to transitioning the businesses of Cholestech and HemoSense to Biosite, we also made the decision to close our Innovacon facility in San Diego, California and move the operating activities to Biosite; the Innovacon business is the rapid diagnostics business that we acquired from ACON, in March 2006. Since the inception of the plan, we recorded $0.6 million in restructuring charges, of which $0.5 million relates to facility lease and exit costs and $0.1 million relates to impairment of fixed assets. As of March 31, 2009, $0.2 million in restructuring costs remain unpaid. We vacated the facility in August 2008 and do not anticipate incurring additional costs under this plan.
     In April 2008, we initiated cost reduction efforts at our facilities in Stirling, Scotland, consolidating our business activities into one facility and with our Biosite operations. As a result of these efforts, we recorded $3.3 million in restructuring charges since the inception of this plan, consisting of $2.0 million in fixed asset impairments, $1.0 million in severance costs and $0.3 million in facility exit costs. Of the $1.3 million in severance and facility exit costs, $0.1 million remains unpaid at March 31, 2009. We do not expect to incur significant additional charges under this plan.
     (b) 2007 Restructuring Plans
     During 2007, we committed to several plans to restructure and integrate our worldwide sales, marketing, order management and fulfillment operations, as well as to evaluate certain research and development projects. The

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
objectives of the plans were to eliminate redundant costs, improve customer responsiveness and improve operational efficiencies. As a result of these restructuring plans, we recorded $0.6 million in restructuring charges during the three months ended March 31, 2009, primarily related to severance charges and outplacement services. These restructuring charges consisted of $0.2 million charged to sales and marketing expenses and $0.4 million charged to general and administrative expenses, all of which were included in our professional diagnostics business segment. We recorded $1.0 million in restructuring charges during the three months ended March 31, 2008. The $1.0 million charge related primarily to severance costs in our professional diagnostics business segment and consisted of $0.1 million charged to cost of revenues, $0.6 million charged to sales and marketing expense and $0.3 million charged to general and administrative expense. Since inception of the plan, we have recorded $8.8 million in restructuring charges, including $4.3 million related to severance charges and outplacement services, $0.5 million related to facility exit costs and $4.0 million related to impairment charges on fixed assets. As of March 31, 2009, $0.3 million of severance-related charges and facility exit costs remain unpaid. We do not anticipate incurring additional charges related to this plan.
     In addition, we recorded restructuring charges associated with the formation of our joint venture with P&G. In connection with the joint venture, we committed to a plan to close our sales offices in Germany and Sweden, as well as to evaluate redundancies in all departments of the consumer diagnostics business segment that are impacted by the formation of the joint venture. For the three months ended March 31, 2008, we recorded $0.1 million in severance costs related to this plan, which was primarily charged to research and development expense. We have recorded $1.4 million in restructuring charges since inception of the plan, of which $1.0 million relates to severance costs and $0.4 million relates to facility and other exit costs. Of the total $1.4 million in exit costs, $0.1 million remains unpaid as of March 31, 2009. We do not anticipate incurring additional charges related to this plan.
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
     We also entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on the fourth anniversary date of the agreement, to require us to acquire all of P&G’s interest in the joint venture at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to the joint venture, to acquire all of our interest in the joint venture at fair market value. No gain on the proceeds that we received from P&G through the formation of the joint venture will be recognized in our financial statements until P&G’s option to require us to purchase its interest in the joint venture expires. The deferred gain recorded on our accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008 was $286.8 million and $287.0 million, respectively.
     We also entered into a manufacturing agreement with P&G, whereby we will manufacture consumer diagnostic products and sell these products to the joint venture entity. In our capacity as the manufacturer of products for the joint venture, we recorded $25.3 million and $27.8 million in manufacturing revenue for the three months ended March 31, 2009 and 2008, respectively, which are included in net product sales in our accompanying consolidated statements of operations.
     Furthermore, we entered into certain transition and long-term services agreements with the joint venture, pursuant to which we will provide certain operational support services to the joint venture. Revenue related to these service agreements amounted to $0.4 million and $0.8 million, for the three months ended March 31, 2009 and 2008, respectively, and are included in services revenue in our accompanying consolidated statements of operations. Customer receivables associated with this revenue have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $17.1 million and $16.2 million as

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
of March 31, 2009 and December 31, 2008, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables.
     Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostics business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. For the three months ended March 31, 2009 and 2008, we recorded earnings of $2.1 million and $0.6 million in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of the joint venture’s net income for the respective periods. In January 2009, we received $10.0 million in cash from SPD as a return of capital.
     (ii) TechLab
     In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. The aggregate purchase price was $8.8 million which consisted of approximately 0.3 million shares of our common stock with an aggregate fair value of $8.6 million and $0.2 million in estimated direct acquisition costs. We account for our 49% investment in TechLab under the equity method of accounting, in accordance with APB Opinion No. 18. For each of the three months ended March 31, 2009 and 2008, we recorded earnings of $0.4 million in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective period.
     (iii) Vedalab
     We account for our 40% investment in Vedalab S.A., or Vedalab, a French manufacturer and supplier of rapid diagnostic tests in the professional market, under the equity method of accounting in accordance with APB Opinion No. 18. For each of the three months ended March 31, 2009 and 2008, we recorded a loss of $0.1 million in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented amortization on Vedalab’s intangible assets for the respective periods.
     (b) Investment in Chembio
     At March 31, 2009, we owned approximately 5.4 million shares of common stock in Chembio Diagnostics, Inc., or Chembio, a developer and manufacturer of rapid diagnostic tests for infectious diseases. As of March 31, 2009 and December 31, 2008, the fair market value of our investment in Chembio was approximately $0.6 million. This investment was classified as marketable securities, non-current on our accompanying consolidated balance sheets. We carry an associated unrealized holding loss of approximately $1.4 million in accumulated other comprehensive loss within stockholders’ equity on our accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008.
     (c) Investment in StatSure
     In October 2007, we acquired 5% of StatSure Diagnostic Systems, Inc., or StatSure, a developer and marketer of oral fluid collection devices for the drugs of abuse market, through the purchase of 1.4 million shares of their common stock. The aggregate purchase price of $0.5 million was paid in cash. In addition to the common stock, we received a warrant to purchase 1.1 million shares of StatSure’s common stock at $0.35 per share. StatSure’s stock is publicly-traded. The warrant, accounted for as a derivative instrument, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, had a fair value of approximately $0.3 million at the date of issuance. The fair value of this warrant was estimated at the time of issuance using the Black-Scholes pricing model assuming no dividend yield, an expected volatility of 150%, a risk-free rate of 3.9% and a contractual term of five years. We mark to market the warrant over the contractual term and recorded an unrealized loss of $0 and $0.2 million in other income (expense), net in our accompanying consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the warrant was valued at approximately $15,000.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(11) Long-term Debt
     We had the following long-term debt balances outstanding (in thousands):

	March 31, 2009	December 31, 2008
First Lien Credit Agreement — Term loans	$958,312	$960,750
First Lien Credit Agreement — Revolving line-of-credit	142,000	142,000
Second Lien Credit Agreement	250,000	250,000
3% Senior subordinated convertible notes	150,000	150,000
Lines-of-credit	2,988	3,503
Other	11,715	13,362

	1,515,015	1,519,615
Less: Current portion	(18,521)	(19,058)

	$1,496,494	$1,500,557

     In 2007, we entered into a First Lien Credit Agreement, or senior secured credit facility, and a Second Lien Credit Agreement, or junior secured credit facility, collectively, secured credit facility, with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and certain related guaranty and security agreements.
     At March 31, 2009, we had term loans in the amount of $958.3 million and a revolving line-of-credit available to us of up to $150.0 million, of which $142.0 million was outstanding as of March 31, 2009, under our senior secured credit facility. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At March 31, 2009, we also had term loans in the amount of $250.0 million under our junior secured credit facility. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
     At March 31, 2009, we had $150.0 million in indebtedness under our 3% senior subordinated convertible notes, or senior subordinated convertible notes. The senior subordinated convertible notes are convertible into 3.4 million shares of our common stock at a conversion price of $43.98.
     We evaluated the agreement for the senior subordinated convertible notes for potential embedded derivatives under SFAS No. 133 and related applicable accounting literature, including Emerging Issue Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and EITF Issue No. 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The conversion feature and the make-whole payment were determined to not meet the embedded derivative criteria as set forth by SFAS No. 133. Accordingly, no fair value has been recorded for these items.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     For the three months ended March 31, 2009 and 2008, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $15.9 million and $23.7 million, respectively. As of March 31, 2009, accrued interest related to the secured credit facilities amounted to $2.2 million. As of March 31, 2009, we were in compliance with all debt covenants related to the above debt, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.
     Interest expense related to our senior subordinated convertible notes for the three months ended March 31, 2009 and 2008, including amortization of deferred financing costs, was $1.2 million and $1.3 million, respectively. As of March 31, 2009, accrued interest related to the senior subordinated convertible notes amounted to $1.7 million.
     In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and a maturity date of September 28, 2010. These interest rate swap contracts pay us variable interest at the three-month LIBOR rate, and we pay the counterparties a fixed rate of 4.85%. In March 2009, we extended our August 2007 interest rate hedge for an additional two-year period commencing in September 2010 at a one-month LIBOR rate of 2.54%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loans under the secured credit facilities into fixed rate debt.
     In January 2009, we entered into interest rate swap contracts, with an effective date of January 14, 2009, that have a total notional value of $500.0 million and a maturity date of January 5, 2011. These interest rate swap contracts pay us variable interest at the one-month LIBOR rate, and we pay the counterparties a fixed rate of 1.195%. These interest rate swap contracts were entered into to convert $500.0 million of the $1.2 billion variable rate term loans under the secured credit facilities into fixed rate debt.
(12) Derivative Financial Instruments
     On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on/in our accompanying consolidated balance sheets and consolidated statements of operations and in accumulated other comprehensive loss (in thousands):

		Fair Value at	Fair Value at
Derivative Instruments under SFAS No. 133	Balance Sheet Caption	March 31, 2009	December 31, 2008
Asset Derivatives:
Strategic investments(1)	Other non-current assets	$15	$25

Liability Derivatives:
Interest rate swap contracts(2)	Other long-term liabilities	$23,047	$21,132

		Amount of	Amount of
		Loss Recognized	Loss Recognized
		During the Three	During the Three
	Location of Loss	Months Ended	Months Ended
Derivative Instruments under SFAS No. 133	Recognized in Income	March 31, 2009	March 31, 2008
Strategic investments(1)	Other income (expense), net	$(10)	$(171)

Interest rate swap contracts(2)	Other comprehensive loss	$(1,916)	$(10,247)

(1)	See Note 10(c) regarding our StatSure warrants which are accounted for as derivative instruments under SFAS No. 133.

(2)	See Note 11 regarding our interest rate swaps which qualify as cash flow hedges under SFAS No. 133.
     We use derivative financial instruments (interest rate swap contracts) in the management of our interest rate exposure related to our secured credit facilities. We do not hold or issue derivative financial instruments for speculative purposes.
(13) Fair Value Measurements
     On January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurement , for our financial assets and liabilities. We adopted the provisions of SFAS No. 157 for non-financial assets and non-financial liabilities, which were previously deferred by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 157-2, on January 1, 2009. SFAS No. 157 provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in marketable securities related to a deferred compensation plan assumed in a business combination. The liabilities associated with this plan relate to deferred compensation, which is indexed to the performance of the underlying investments.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 liabilities include interest rate swap contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At March 31, 2009, we had no Level 3 assets or liabilities.
     The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	March 31,	Active Markets	Observable Inputs
Description	2009	(Level 1)	(Level 2)
Financial assets:
Marketable securities	$2,149	$2,149	$—
Strategic investments (1)	229	229	—

Total assets	$2,378	$2,378	$—

Financial liabilities:
Interest rate swap liability (2)	$23,047	$—	$23,047

Total liabilities	$23,047	$—	$23,047

(1)	Represents our investment in StatSure which is included in investments in unconsolidated entities on our accompanying consolidated balance sheets.

(2)	Included in other long-term liabilities on our accompanying consolidated balances sheets.
     Effective this quarter, we implemented SFAS No. 157 for our non-financial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of SFAS No. 157 for our non-financial assets and liabilities that are re-measured at fair value on a non-recurring basis did not materially impact our financial position or results of operations; however, adoption could have a material impact in future periods.
(14) Defined Benefit Pension Plan
     Our subsidiary in England, Unipath Ltd. has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Service cost	$—	$—
Interest cost	136	193
Expected return on plan assets	(100)	(168)
Realized losses	—	—

Net periodic benefit cost	$36	$25

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(15) Financial Information by Segment
     Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our reportable operating segments are Professional Diagnostics, Health Management, Consumer Diagnostics, Vitamins and Nutritional Supplements and Corporate and Other. Our operating results include license and royalty revenue which is allocated to Professional Diagnostics and Consumer Diagnostics on the basis of the original license or royalty agreement.
     Included in the operating results of Professional Diagnostics for the three months ended March 31, 2009 and 2008 are expenses related to our research and development activities related to new platform development in the area of cardiology which amounted to $4.9 million and $13.0 million, respectively.
     Total assets related to our cardiology research operations in Scotland and Germany, which are included in Professional Diagnostics as of March 31, 2009 and December 31, 2008 in the tables below amounted to $39.3 million and $37.9 million, respectively.
     We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

				Vitamins and	Corporate
	Professional	Health	Consumer	Nutritional	and
	Diagnostics	Management	Diagnostics	Supplements	Other	Total
Three months ended March 31, 2009:
Net revenue to external customers	$268,876	$122,167	$34,110	$18,707	$—	$443,860
Operating income (loss)	$46,817	$1,052	$(1,557)	$(2,292)	$(15,866)	$28,154
Three months ended March 31, 2008:
Net revenue to external customers	$268,243	$45,230	$38,271	$20,489	$—	$372,233
Operating income (loss)	$22,902	$3,845	$3,077	$422	$(15,468)	$14,778
Assets:
As of March 31, 2009	$3,650,400	$1,829,561	$200,477	$57,712	$164,356	$5,902,506
As of December 31, 2008	$3,687,685	$1,850,236	$223,383	$65,263	$128,793	$5,955,360
(16) Related Party Transactions
     In May 2007, we completed our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. At March 31, 2009, we had a net payable to the joint venture of $1.1 million as compared to a net receivable of $12.0 million from the joint venture as of December 31, 2008. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $17.1 million and $16.2 million as of March 31, 2009 and December 31, 2008, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $25.3 million and $27.8 million during the three months ended March 31, 2009 and 2008, respectively, and are included in net product sales in our accompanying statements of operations. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.4 million and $0.8 million during the three months ended March 31, 2009 and 2008, respectively, and are included in services revenue in our accompanying statements of operations. Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in the U.K. and China. SPD in turn sells a portion of those tests back to Inverness for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions we have recorded $18.1 million and $15.6 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively, and $22.8 million and $18.9 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
March 31, 2009 and December 31, 2008, respectively. In January 2009, we received $10.0 million in cash from SPD as a return of capital.
(17) Material Contingencies and Legal Settlements
     Our material pending legal proceedings are described in the section of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2008 titled “Item 3. Legal Proceedings,” as supplemented by any material changes or additions to such legal proceedings described in “Part II. Item 1. Legal Proceedings” of any Quarterly Report on Form 10-Q filed subsequent to the Annual Report on Form 10-K, including this Quarterly Report on Form 10-Q.
     We have contingent consideration contractual terms related to our acquisitions of Ameditech, Binax, Inc., or Binax, Bio-Stat Healthcare Group, or Bio-Stat, Gabmed GmbH, or Gabmed, Vision and our most recently-acquired healthcare business. The contingent considerations will be accounted for as increases in the aggregate purchase prices if and when the contingencies occur.
     With respect to Ameditech, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue targets for the one-year period ending on the first anniversary of the acquisition date and the one-year period ending on the second anniversary of the acquisition date. The maximum amount of incremental consideration payable is $4.0 million.
     With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. As of March 31, 2009, the remaining contingent consideration to be earned is approximately $7.3 million.
     With respect to Bio-Stat, the terms of the acquisition provide for contingent consideration payable in the form of loan notes to the Bio-Stat shareholders, if certain EBITDA (earnings before interest, taxes, depreciation and amortization) milestones were met for 2007. The EBITDA milestones were met in 2007 and loan notes totaling £3.4 million ($6.2 million) were issued during the third quarter of 2008. As of March 31, 2009, the loan notes remain outstanding with an approximate value of £3.4 million ($4.8 million).
     With respect to Gabmed, the terms of the acquisition agreement provide for contingent consideration totaling up to €750,000 payable in up to five annual amounts beginning in 2007, upon successfully meeting certain revenue and EBIT (earnings before interest and taxes) milestones in each of the respective annual periods. The 2007 milestone, totaling €0.1 million ($0.2 million), earned and paid during 2008. As of March 31, 2009, the remaining contingent consideration to be earned is approximately €0.7 million ($0.9 million).
     With respect to Vision, the terms of the acquisition agreement provide for incremental consideration payable to the former Vision shareholders. The maximum amount of incremental consideration payable is approximately $3.2 million, of which $1.0 million is guaranteed and accrued as of March 31, 2009. The remaining contingent consideration is payable upon the completion of certain milestones and successfully maintaining certain production levels and product costs during each of the two years following the acquisition date. As of March 31, 2009, no milestones have been met.
     With respect to our most recently-acquired healthcare business, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets for the twelve months ending June 30, 2009 and December 31, 2010, respectively. At the time of acquisition, we accrued a liability in the amount of $3.8 million to avoid recognition of negative goodwill, as a result of not recognizing additional purchase price consideration that is contingent on future events. As of March 31, 2009, the $3.8 million liability remains accrued.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(18) Recent Accounting Pronouncements
Recently Issued Standards
     In April 2009, the FASB issued FSP 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed. FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. FSP 157-4 is effective for all periods ending after June 15, 2009. We are currently in the process of evaluating the impact of this pronouncement.
     In April 2009, the FASB issued FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance for debt securities to improve presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. FSP 115-2 and FSP 124-2 are effective for all reporting periods ending after June 15, 2009. We are currently in the process of evaluating the impact of this pronouncement.
     In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 is effective for all reporting periods ending after June 15, 2009. We are currently in the process of evaluating the impact of this pronouncement.
Recently Adopted Standards
     Effective January 1, 2009, we adopted EITF Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which addresses the accounting for certain instruments as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The adoption of EITF 07-05 did not have any impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP should be applied retrospectively for all periods presented. The adoption of FSP APB 14-1 did not have any impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted FSP 157-2, Effective Date of SFAS No. 157. FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. These include goodwill and other non-amortizable intangible assets. The adoption of FSP 157-2 did not have a material impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of FSP 142-3 did not have any impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. Since SFAS No. 161 only required additional disclosure, the adoption did not impact our consolidated results of operations, financial condition or cash flows.
     Effective January 1, 2009, we adopted EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF Issue No. 07-01 applies to the entire collaborative agreement. This Issue is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF Issue No. 07-1 did not have any impact on our current or prior consolidated results of operations, financial condition or cash flows.
     Effective January 1, 2009, we adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (ARB) No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity and should therefore be reported as equity in the consolidated financial statements. The statement also establishes standards for presentation and disclosure of the non-controlling results on the consolidated statement of operations. The adoption of SFAS No. 160 did not have a material impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted SFAS No. 141-R, Business Combinations. This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this statement was not permitted. The adoption of SFAS No. 141-R will impact our financial position, results of operations and cash flows to the extent we conduct acquisition-related activities and/or consummate business combinations.
     Effective January 1, 2009, we adopted FSP 141-R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies SFAS No. 141-R, Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Early adoption of this statement was not permitted. The impact of adopting FSP 141-R-1 on our consolidated financial statements will depend on the economic terms of any future business combinations. In connection with the adoption of SFAS No. 141-R, we expensed $4.7 million of acquisition-related costs during the three months ended March 31, 2009.
     Effective January 1 2009, we adopted FSP EITF Issue No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This FSP is to be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of this FSP did not have any impact on our financial position, results of operations or cash flows.
(19) Guarantor Financial Information
     On April 10, 2009, we filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”), pursuant to which we may offer or sell, on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, securities, including debt securities guaranteed by certain of our consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees would be full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of March 31, 2009 and December 31, 2008, and the statements of operations and cash flows for three months ended March 31, 2009 and 2008 for the Company (the “Issuer”), the Guarantor Subsidiaries and the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting. We have recently announced our intention to offer and sell debt securities; however there can be no assurance that any sale of debt securities will be completed or that we will offer or sell other debt securities under the Shelf Registration Statement.
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$220,853	$120,731	$(30,520)	$311,064
Services revenue	—	122,350	1,386	—	123,736

Net product sales and services revenue	—	343,203	122,117	(30,520)	434,800
License and royalty revenue	—	2,615	8,545	(2,100)	9,060

Net revenue	—	345,818	130,662	(32,620)	443,860

Cost of net product sales	718	158,377	66,259	(72,100)	153,254
Cost of services revenue	48	54,399	510	—	54,957
Cost of license and royalty revenue	—	(24)	3,571	(2,100)	1,447

Cost of net revenue	766	212,752	70,340	(74,200)	209,658

Gross (loss) profit	(766)	133,066	60,322	41,580	234,202

Operating expenses:
Research and development	5,828	15,186	6,038	—	27,052
Sales and marketing	12,887	63,649	22,908	—	99,444
General and administrative	19,004	46,762	14,561	(775)	79,552

Total operating expenses	37,719	125,597	43,507	(775)	206,048

Operating (loss) income	(38,485)	7,469	16,815	42,355	28,154
Interest expense, including amortization of deferred financing costs	(17,116)	(10,085)	(2,783)	12,113	(17,871)
Other income (expense), net	11,722	(1,604)	(805)	(12,113)	(2,800)

(Loss) income before (benefit) provision for income taxes	(43,879)	(4,220)	13,227	42,355	7,483
(Benefit) provision for income taxes	(13,767)	24,835	3,115	(10,494)	3,689
Equity in earnings of subsidiaries, net of tax	35,938	—	—	(35,938)	—
Equity earnings of unconsolidated entities, net of tax	465	—	2,067	(35)	2,497

Net income (loss)	6,291	(29,055)	12,179	16,876	6,291
Preferred stock dividends	(5,520)	—	—	—	(5,520)

Net income (loss) available to common stockholders	$771	$(29,055)	$12,179	$16,876	$771

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$228,868	$118,216	$(33,770)	$313,314
Services revenue	—	47,584	463	—	48,047

Net product sales and services revenue	—	276,452	118,679	(33,770)	361,361
License and royalty revenue	—	6,682	6,080	(1,890)	10,872

Net revenue	—	283,134	124,759	(35,660)	372,233

Cost of net product sales	6,423	108,692	81,912	(32,505)	164,522
Cost of services revenue	1,560	21,678	—	—	23,238
Cost of license and royalty revenue	—	2,708	3,265	(1,890)	4,083

Cost of net revenue	7,983	133,078	85,177	(34,395)	191,843

Gross (loss) profit	(7,983)	150,056	39,582	(1,265)	180,390

Operating expenses:
Research and development	7,392	12,137	11,396	—	30,925
Sales and marketing	20,969	40,106	18,899	62	80,036
General and administrative	13,793	26,146	14,712	—	54,651

Total operating expenses	42,154	78,389	45,007	62	165,612

Operating (loss) income	(50,137)	71,667	(5,425)	(1,327)	14,778
Interest expense, including amortization of deferred financing costs	(24,945)	(21,088)	(1,957)	22,339	(25,651)
Other income (expense), net	24,011	801	2,425	(22,339)	4,898

(Loss) income before (benefit) provision for income taxes	(51,071)	51,380	(4,957)	(1,327)	(5,975)
(Benefit) provision for income taxes	(11,650)	19,649	(281)	(8,598)	(880)
Equity in earnings of subsidiaries, net of tax	34,886	—	—	(34,886)	—
Equity earnings of unconsolidated entities, net of tax	361	—	546	14	921

Net (loss) income	$(4,174)	$31,731	$(4,130)	$(27,601)	$(4,174)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
March 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$42,556	$90,745	$71,880	$—	$205,181
Restricted cash	—	1,426	2,279	—	3,705
Marketable securities	—	749	809	—	1,558
Accounts receivable, net of allowances	—	186,822	104,739	(18,020)	273,541
Inventories, net	—	133,730	71,165	(6,398)	198,497
Deferred tax assets	80,926	22,334	917	—	104,177
Income tax receivable	—	2,223	3,630	—	5,853
Receivable from joint venture, net	—	—	619	(619)	—
Prepaid expenses and other current assets	3,516	20,262	24,594	17,100	65,472
Intercompany receivables	356,873	233,290	46,755	(636,918)	—

Total current assets	483,871	691,581	327,387	(644,855)	857,984
Property, plant and equipment, net	2,287	222,814	64,502	(2,477)	287,126
Goodwill	2,018,396	598,545	422,541	1,828	3,041,310
Other intangible assets with indefinite lives	—	21,255	21,499	—	42,754
Core technology and patents, net	40,779	324,939	72,237	—	437,955
Other intangible assets, net	262,743	744,673	97,405	—	1,104,821
Deferred financing costs, net, and other non-current assets	32,300	6,085	15,331	—	53,716
Investments in unconsolidated entities	882,392	1,013	132,145	(955,212)	60,338
Marketable securities	591	—	—	—	591
Deferred tax assets	(1,742)	—	16,858	795	15,911
Intercompany notes receivable	1,662,290	(24,099)	2,436	(1,640,627)	—

Total assets	$5,383,907	$2,586,806	$1,172,341	$(3,240,548)	$5,902,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$2,414	$6,357	$—	$18,521
Current portion of capital lease obligations	—	291	211	—	502
Accounts payable	3,095	70,123	33,191	(920)	105,489
Accrued expenses and other current liabilities	(136,245)	270,629	88,572	(4,678)	218,278
Payable to joint venture, net	—	(154)	1,833	(619)	1,060
Intercompany payables	49,702	203,365	383,845	(636,912)	—

Total current liabilities	(73,698)	546,668	514,009	(643,129)	343,850

Long-term liabilities:
Long-term debt, net of current portion	1,490,562	1,750	4,182	—	1,496,494
Capital lease obligations, net of current portion	—	203	312	—	515
Deferred tax liabilities	(36,397)	461,159	37,912	—	462,674
Deferred gain on joint venture	16,310	—	270,454	—	286,764
Other long-term liabilities	27,949	15,124	16,329	(4,870)	54,532
Intercompany notes payable	701,504	810,555	124,681	(1,636,740)	—

Total long-term liabilities	2,199,928	1,288,791	453,870	(1,641,610)	2,300,979

Stockholders’ equity	3,257,677	751,347	204,462	(955,809)	3,257,677

Total liabilities and stockholders’ equity	$5,383,907	$2,586,806	$1,172,341	$(3,240,548)	$5,902,506

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$6,291	$(30,056)	$12,180	$17,876	$6,291
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(34,938)	—	—	34,938	—
Interest expense related to amortization of deferred financing costs	1,511	—	—	—	1,511
Non-cash stock-based compensation expense	5,879	—	—	—	5,879
Impairment of inventory	—	224	—	—	224
Impairment of long-lived assets	—	1,937	722	—	2,659
Loss (gain) on sale of fixed assets	—	194	(3)	—	191
Equity earnings of unconsolidated entities, net of tax	(465)	—	(2,067)	35	(2,497)
Interest in minority investments	—	—	100	—	100
Depreciation and amortization	17,881	44,854	8,939	128	71,802
Deferred and other non-cash income taxes	2	2,537	(403)	(3,145)	(1,009)
Other non-cash items	2,711	577	—	—	3,288
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,000)	13,445	(11,871)	920	1,494
Inventories, net	—	42,440	(1,731)	(42,378)	(1,669)
Prepaid expenses and other current assets	712	1,096	2,989	—	4,797
Accounts payable	(574)	(3,704)	(2,250)	(920)	(7,448)
Accrued expenses and other current liabilities	(15,533)	7,371	(516)	(9,078)	(17,756)
Other non-current liabilities	50	(1,885)	422	954	(459)
Intercompany payable (receivable)	56,316	(50,161)	(2,246)	(3,909)	—

Net cash provided by (used in) operating activities	38,843	28,869	4,265	(4,579)	67,398

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(68)	(13,318)	(8,095)	670	(20,811)
Proceeds from sale of property, plant and equipment	—	12	143	—	155
Cash received (paid) for acquisitions and transactional costs, net of cash acquired	—	6,637	(966)	—	5,671
Net cash received from equity method investments	—	—	10,965	—	10,965
Decrease (increase) in other assets	10	153	(350)	—	(187)

Net cash (used in) provided by investing activities	(58)	(6,516)	1,697	670	(4,207)

Cash Flows from Financing Activities:
Increase in restricted cash	—	(266)	(710)	—	(976)
Cash paid for financing costs	(240)	—	—	—	(240)
Proceeds from issuance of common stock, net of issuance costs	4,741	—	—	—	4,741
Cash paid in lieu of fractional shares of Series B preferred stock dividends	(35)	—	—	—	(35)
Net repayments on long-term debt	(2,438)	(505)	—	—	(2,943)
Repayments from revolving lines-of-credit	—	(465)	(940)	—	(1,405)
Principal payments of capital lease obligations	—	(33)	(40)	—	(73)

Net cash provided by (used in) financing activities	2,028	(1,269)	(1,690)	—	(931)

Foreign exchange effect on cash and cash equivalents	—	(137)	(2,175)	3,909	1,597

Net increase in cash and cash equivalents	40,813	20,947	2,097	—	63,857
Cash and cash equivalents, beginning of period	1,743	69,798	69,783	—	141,324

Cash and cash equivalents, end of period	$42,556	$90,745	$71,880	$—	$205,181

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(4,174)	$30,744	$(3,143)	$(27,601)	$(4,174)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(26,288)	—	—	26,288	—
Interest expense related to amortization of deferred financing costs	1,471	—	—	—	1,471
Non-cash stock-based compensation expense	5,560	—	—	—	5,560
Impairment of inventory	—	—	1,069	—	1,069
Impairment of long-lived assets	—	5,905	6,873	—	12,778
Loss on sale of fixed assets	—	—	86	—	86
Equity earnings of unconsolidated entities, net of tax	(361)	—	(546)	(14)	(921)
Interest in minority investments	—	—	50	—	50
Depreciation and amortization	28,290	14,408	10,779	—	53,477
Deferred and other non-cash income taxes	(2,191)	(2,227)	16	—	(4,402)
Other non-cash items	171	—	(16)	—	155
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(16,309)	2,071	—	(14,238)
Inventories, net	—	1,937	809	754	3,500
Prepaid expenses and other current assets	(4,235)	(1,956)	(17,460)	15,286	(8,365)
Accounts payable	527	7,975	1,292	—	9,794
Accrued expenses and other current liabilities	(16,893)	18,472	2,694	(15,286)	(11,013)
Other non-current liabilities	297	(328)	(533)	—	(564)
Intercompany payable (receivable)	662	(53,877)	49,269	3,946	—

Net cash (used in) provided by operating activities	(17,164)	4,744	53,310	3,373	44,263

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(769)	(7,132)	(5,189)	573	(12,517)
Proceeds from sale of property, plant and equipment	—	—	34	—	34
Cash paid for acquisitions and transactional costs, net of cash acquired	(15,987)	(9,189)	(156,054)	—	(181,230)
Net cash received from equity method investments	392	—	—	—	392
Increase in other assets	—	(2,566)	(1,797)	—	(4,363)

Net cash (used in) provided by investing activities	(16,364)	(18,887)	(163,006)	573	(197,684)

Cash Flows from Financing Activities:
Decrease in restricted cash	—	—	140,505	—	140,505
Cash paid for financing costs	(352)	—	—	—	(352)
Proceeds from issuance of common stock, net of issuance costs	8,637	—	—	—	8,637
Net proceeds on long-term debt	—	67	70	—	137
Repayments of revolving lines-of-credit	—	—	(33)	—	(33)
Repayments of notes payable	(2,437)	(2,745)	—	—	(5,182)
Principal payments of capital lease obligations	—	(253)	(85)	—	(338)

Net cash provided by (used in) financing activities	5,848	(2,931)	140,457	—	143,374

Foreign exchange effect on cash and cash equivalents	—	298	1,840	(3,946)	(1,808)

Net (decrease) increase in cash and cash equivalents	(27,680)	(16,776)	32,601	—	(11,855)
Cash and cash equivalents, beginning of period	228,178	123,202	63,352	—	414,732

Cash and cash equivalents, end of period	$200,498	$106,426	$95,953	$—	$402,877

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(20) Subsequent Event
     On April 30, 2009, we completed our previously announced acquisition of the assets of ACON Laboratories, Inc.’s, or ACON, and certain related entities’ business of researching, developing, manufacturing, distributing, marketing and selling lateral flow immunoassay and directly-related products (the “Business”) for the remainder of the world outside of the First Territory (as defined below), including China, Asia Pacific, Latin America, South America, the Middle East, Africa, India, Pakistan, Russia and Eastern Europe (the “Second Territory Business”). In connection with the closing of the acquisition of the Second Territory Business, we delivered an initial payment of $80.0 million in cash to ACON. We acquired ACON’s Business in the United States, Canada, Western Europe (excluding Russia, the former Soviet Republics that are not part of the European Union and Turkey), Israel, Australia, Japan and New Zealand (the “First Territory”) in March 2006.
     The aggregate purchase price for the Second Territory Business, including the $80.0 million initial payment described above, will be approximately $200.0 million based upon a multiple of either the Second Territory Business’ revenue or its pre-tax profits for calendar year 2008, as well as working capital and other customary adjustments. Except as described above, the remaining aggregate purchase price is expected to be paid on a deferred basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Overview
     We enable individuals to take charge of improving their health and quality of life at home by developing new capabilities in near patient diagnosis, monitoring and health management. Our global-leading products and services, as well as our new product development efforts, focus on cardiology, women’s health, infectious disease, oncology, and drugs of abuse. We expect to continue to expand in all of these product categories through focused research and development projects and further development of our distribution capabilities.
     During 2007 and 2008, we entered the growing health management market with our acquisitions of Alere Medical Inc., or Alere Medical, ParadigmHealth Inc., or ParadigmHealth, and more recently, Matria Healthcare Inc., or Matria. Today, Matria, ParadigmHealth and Alere Medical, each a leader in their respective areas, are united as one business under the name Alere. Alere is a leader in the health management field offering a broad range of services aimed at lowering costs for health plans, hospitals, employers and patients. Our health management services are focused in the areas of women’s and children’s health, cardiology and oncology. We are confident that our ability to offer near patient monitoring tools combined with value-added healthcare services will improve care and lower healthcare costs for both providers and patients.
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
     Net revenue increased by $71.6 million, or 19%, to $443.9 million for the three months ended March 31, 2009, from $372.2 million for the three months ended March 31, 2008. Revenue increased primarily as a result of our health management segment which provided $76.9 million of incremental revenue, comparing the three months ended March 31, 2009 to the three months ended March 31, 2008. The health management segment primarily includes the activities of Alere and Quality Assured Services, Inc., or QAS.
     For the three months ended March 31, 2009, we generated net income of $6.3 million, compared to a net loss of $4.2 million for the three months ended March 31, 2008.
Recent Developments
Acquisition of the Second Territory Business of ACON Laboratories, Inc. and Related Entities
      On April 30, 2009, we completed our previously announced acquisition of the assets of ACON Laboratories, Inc.’s, or ACON, and certain related entities’ business of researching, developing, manufacturing, distributing, marketing and selling lateral flow immunoassay and directly-related products (the “Business”) for the remainder of the world outside of the First Territory (as defined below), including China, Asia Pacific, Latin America, South America, the Middle East, Africa, India, Pakistan, Russia and Eastern Europe (the “Second Territory Business”). In connection with the closing of the acquisition of the Second Territory Business, we delivered an initial payment of $80.0 million in cash to ACON. We acquired ACON’s Business in the United States, Canada, Western Europe (excluding Russia, the former Soviet Republics that are not part of the European Union and Turkey), Israel, Australia, Japan and New Zealand (the “First Territory”) in March 2006.

     The aggregate purchase price for the Second Territory Business, including the $80.0 million initial payment described above, will be approximately $200.0 million based upon a multiple of either the Second Territory Business’ revenue or its pre-tax profits for calendar year 2008, as well as working capital and other customary adjustments. Except as described above, the remaining aggregate purchase price is expected to be paid on a deferred basis.
Results of Operations
     Net Product Sales, Total and by Business Segment. Total net product sales decreased by $2.3 million, or 1%, to $311.1 million for the three months ended March 31, 2009, from $313.3 million for the three months ended March 31, 2008. Excluding the impact of currency translation, net product sales for the three months ended March 31, 2009 increased by $14.7 million, compared to the three months ended March 31, 2008. Net product sales by business segment for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,		%
	2009	2008	Change
Professional diagnostics	$253,968	$252,468	1%
Health management	6,343	5,101	24%
Consumer diagnostics	32,046	35,256	(9)%
Vitamins and nutritional supplements	18,707	20,489	(9)%

Total net product sales	$311,064	$313,314	(1)%

Professional Diagnostics
     Net product sales of our professional diagnostic products increased by $1.5 million, or 1%, comparing the three months ended March 31, 2009 to the three months ended March 31, 2008. Excluding the impact from currency translation, net product sales of our professional diagnostic products increased by $15.4 million, or 6%, comparing the three months ended March 31, 2009 to the three months ended March 31, 2008. Of the currency-adjusted increase, revenue increased primarily as a result of our acquisitions of BBI Holdings Plc., or BBI, in February 2008, which contributed additional product revenue of $3.5 million, and various less significant acquisitions, which contributed an aggregate of $5.1 million of such increase. Offsetting the increased net product sales contributed by acquisitions were lower flu-related net product sales during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008. Net product sales from our North American flu sales declined approximately $12.4 million, comparing the three months ended March 31, 2009 to the three months ended March 31, 2008, as a result of a weaker than normal flu season. Excluding the impact of the decrease in flu-related sales during the comparable periods, the currency adjusted organic growth for our professional diagnostics net product sales, excluding the impact of acquisitions, was 8%.
Health Management
     Our health management net product sales increased $1.2 million, or 24%, comparing the three months ended March 31, 2009 to the three months ended March 31, 2008. The increase relates principally to the continued growth of our QAS business.
Consumer Diagnostics
     Net product sales of our consumer diagnostic products decreased by $3.2 million, or 9%, comparing the three months ended March 31, 2009 to the three months ended March 31, 2008. Excluding the impact from foreign currency translation, net product sales for our consumer diagnostic products were flat, comparing the three months ended March 31, 2009 to the three months ended March 31, 2008. The decrease was primarily driven by a decrease of approximately $2.6 million of manufacturing revenue associated with our manufacturing agreement with the joint venture, whereby we manufacture and sell consumer diagnostic products to the joint venture. The decrease in manufacturing revenue associated with the manufacturing agreement with the joint venture can be partially attributed to lower product revenues sold by the joint venture during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

Vitamins and Nutritional Supplements
     Our vitamins and nutritional supplements net product sales decreased by $1.8 million, or 9%, comparing the three months ended March 31, 2009 to the three months ended March 31, 2008.
     Services Revenue, Total and by Business Segment. Services revenue was $123.7 million for the three months ended March 31, 2009, as compared to $48.0 million for the three months ended March 31, 2008. Services revenue is principally related to our health management business segment which primarily includes our acquisitions of QAS, Alere Medical, ParadigmHealth and Matria. Services revenue growth in our health management business segment was principally related to our May 2008 acquisition of Matria as well as the continuing shift of QAS home coagulation revenues from a products sales model to a services-based offering. Services revenue also includes revenue generated by our professional drugs of abuse testing and screening business, along with revenue associated with our long-term services agreement related to our consumer diagnostics joint venture formed with P&G in May 2007, pursuant to which we provide certain operational support services to the joint venture.

	Three Months Ended March 31,		%
	2009	2008	Change
Professional diagnostics	$7,470	$7,167	4%
Health management	115,824	40,129	189%
Consumer diagnostics	442	751	(41)%

Total services revenue	$123,736	$48,047	158%

Professional Diagnostics
     Services revenue provided by our professional diagnostics business segment increased by $0.3 million, or 4%, comparing the three months ended March 31, 2009 to the three months ended March 31, 2008.
Health Management
     Services revenue provided by our health management business segment increased by $75.7 million, or 189%, comparing the three months ended March 31, 2009 to the three months ended March 31, 2008. Services revenue increased primarily as a result of our acquisition of Matria in May 2008, which contributed services revenue of $70.6 million during the three months ended March 31, 2009. Contributing to the increase in health management services revenue was organic growth from QAS, Alere Medical and ParadigmHealth totaling $3.9 million.
Consumer Diagnostics
     Services revenue provided by our consumer diagnostics business segment decreased by $0.3 million, or 41%, comparing the three months ended March 31, 2009 to the three months ended March 31, 2008. Services revenue provided by our consumer diagnostics business segment represents revenue related to our long-term services agreements with our 50/50 joint venture with P&G formed in May 2007, pursuant to which we provide certain operational support services to the joint venture.
     License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by approximately $1.8 million, or 17%, to $9.1 million for the three months ended March 31, 2009, from $10.9 million for the three months ended March 31, 2008. Included in license and royalty revenue for the three months ended March 31, 2009 was a $5.0 million royalty received in connection with a license arrangement in the field of animal health diagnostics. The comparable period in 2008 also benefited from a royalty received in connection with a license fee from a non-exclusive licensing agreement in the amount of $3.4 million. Offsetting the net benefit of these royalties was an overall decrease in royalty payments received under existing licensing agreements during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.
     Gross Profit and Margin. Gross profit increased by $53.8 million, or 30%, to $234.2 million for the three months ended March 31, 2009, from $180.4 million for the three months ended March 31, 2008. Gross profit during the three months ended March 31, 2009 benefited primarily from the additional gross margin provided by Matria, which totaled approximately $41.9 million for the three months ended March 31, 2009. Restructuring charges associated with our various restructuring plans to integrate our businesses totaling $2.0 million were included in cost of net revenue during the three months ended March 31, 2009, representing a decrease of approximately

$7.7 million from the comparable period in 2008. Cost of net revenue during the three months ended March 31, 2008 included a write-off in the amount of $1.7 million relating to inventory write-ups recorded at fair value in connection with the acquisitions of Panbio Limited, or Panbio, and BBI during the first quarter of 2008.
     Cost of net revenue included amortization expense of $10.0 million and $11.9 million for the three months ended March 31, 2009 and March 31, 2008, respectively.
     Overall gross margin for the three months ended March 31, 2009 was 53%, compared to 48% for the three months ended March 31, 2008.
     Gross Profit (Loss) from Net Product Sales, Total and by Business Segment. Gross profit from net product sales represents net product sales less cost of net product sales. Gross profit from net product sales increased by $9.0 million, or 6%, to $157.8 million for the three months ended March 31, 2009, from $148.8 million for the three months ended March 31, 2008. Gross profit (loss) from net product sales by business segment for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three Months Ended March 31,		%
	2009	2008	Change
Professional diagnostics	$152,958	$138,266	11%
Health management	1,856	2,011	(8)%
Consumer diagnostics	3,225	5,417	(40)%
Vitamins and nutritional supplements	(229)	3,098	(107)%

Total gross profit from net product sales	$157,810	$148,792	6%

Professional Diagnostics
     Gross profit from net product sales for our professional diagnostics segment increased by $14.7 million, or 11%, to $153.0 million for the three months ended March 31, 2009, compared to $138.3 million for the three months ended March 31, 2008. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $2.0 million were included in cost of net product sales for our professional diagnostics business segment during the three months ended March 31, 2009, representing a decrease of approximately $7.7 million from the comparable period in 2008. Additionally, the cost of net product sales for our professional diagnostics segment during the three months ended March 31, 2008, included a write-off in the amount of $1.7 million relating to inventory write-ups recorded in connection with the acquisitions of Panbio and BBI during the first quarter of 2008. The increase in gross profit was also impacted by the additional net product sales generated by our acquisition of BBI and various less significant acquisitions.
     As a percentage of our professional diagnostics net product sales, gross margin for the three months ended March 31, 2009 and 2008 was 60% and 55%, respectively.
Health Management
     Gross profit from net product sales for our health management segment decreased by $0.2 million, or 8%, to a gross profit of $1.9 million for the three months ended March 31, 2009, compared to a gross profit $2.0 million for the three months ended March 31, 2008.
     As a percentage of our health management net product sales, gross margin was 29% for the three months ended March 31, 2009 and 39% for the three months ended March 31, 2008.
Consumer Diagnostics
     Gross profit from net product sales for our consumer diagnostics segment decreased by $2.2 million, or 40%, to $3.2 million for the first quarter of 2009, compared to $5.4 million for the first quarter of 2008. The decrease in gross profit is primarily a result of decreased net product sales during the three months ended March 31, 2009, compared to the three months ended March 31, 2008.
     As a percentage of net product sales, gross margin from net product sales for our consumer diagnostics business segment was approximately 10% and 15%, for the three months ended March 31, 2009 and 2008, respectively.

Vitamins and Nutritional Supplements
     Gross profit (loss) from our vitamins and nutritional supplements business decreased by $3.3 million, or 107%, to a gross loss of $0.2 million from a gross profit of $3.1 million, comparing the three months ended March 31, 2009 to the three months ended March 31, 2008. The decrease is primarily the result of product sales mix during the three months ended March 31, 2009, compared to the three months ended March 31, 2008.
     As a percentage of net product sales, gross margin for our vitamins and nutritional supplements business was a negative 1% for the three months ended March 31, 2009 and 15% for the three months ended March 31, 2008.
     Gross Profit from Services Revenue, Total and by Business Segment. Gross profit from services revenue increased by $44.0 million, or 177%, to $68.8 million during the three months ended March 31, 2009, compared to $24.8 million for the three months ended March 31, 2008. Gross profit from services revenue represents gross profit related to services revenue associated with our health management business segment, which primarily includes our acquisitions of QAS, Alere, ParadigmHealth and Matria, our professional drugs of abuse testing and screening businesses, and our long-term services agreement related to our consumer diagnostics joint venture formed with P&G in May 2007.

	Three Months Ended March 31,		%
	2009	2008	Change
Professional diagnostics	$2,533	$3,765	(33)%
Health management	65,804	20,293	224%
Consumer diagnostics	442	751	(41)%

Total gross profit from services revenue	$68,779	$24,809	177%

Professional Diagnostics
     Gross profit from services revenue for our professional diagnostics business segment decreased by $1.2 million, or 33%, to $2.5 million during the three months ended March 31, 2009, compared to $3.8 million for the three months ended March 31, 2008. Gross profit from services revenue represents gross profit related to the services provided by our professional drugs of abuse testing and screening business.
     As a percentage of our professional diagnostics services revenue, gross margin was approximately 34% and 53% for the three months ended March 31, 2009 and 2008, respectively.
Health Management
     Gross profit from services revenue for our health management business segment increased by $45.5 million, or 224%, to $65.8 million during the three months ended March 31, 2009, compared to $20.3 million for the three months ended March 31, 2008. Gross profit from services revenue for our health management business segment increased primarily as a result of our acquisition of Matria in May 2008, which contributed gross profit from services revenue of $41.9 million during the three months ended March 31, 2009. Contributing to the increase was incremental gross profit generated by organic growth in our services revenue from QAS, Alere Medical and ParadigmHealth totaling $1.4 million.
     As a percentage of our health management services revenue, gross margin was approximately 57% and 51% for the three months ended March 31, 2009 and 2008, respectively.
Consumer Diagnostics
     Gross profit from services revenue for our consumer diagnostics business segment was $0.4 million and $0.8 million for the three months ended March 31, 2009 and 2008, respectively, and represents gross profit from services revenue related to our long-term services agreements with the joint venture, pursuant to which we provide certain operational support services to the joint venture. We presently do not allocate any cost of goods sold to the services revenue related to this long-term service agreement. All associated costs are recorded in gross profit from net product sales.

     Research and Development Expense. Research and development expense decreased by $3.9 million, or 13%, to $27.1 million for the three months ended March 31, 2009, from $30.9 million for the three months ended March 31, 2008. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $0.5 million were included in research and development expense during the three months ended March 31, 2009, representing a decrease of approximately $2.9 million from the comparable period in 2008. Additionally, research and development expense during the three months ended March 31, 2009 benefited from approximately $2.0 million in exchange rate differences, as compared to the three months ended March 31, 2008. Amortization expense of $0.9 million and $0.8 million was included in research and development expense for the three months ended March 31, 2009 and 2008, respectively.
     Research and development expense as a percentage of net revenue decreased to 6% for the three months ended March 31, 2009, compared to 8% for the three months ended March 31, 2008.
     Sales and Marketing Expense. Sales and marketing expense increased by $19.4 million, or 24%, to $99.4 million for the three months ended March 31, 2009, from $80.0 million for the three months ended March 31, 2008. The increase in sales and marketing expense partially relates to additional spending related to newly-acquired businesses. Amortization expense of $41.4 million and $27.0 million was included in sales and marketing expense for the three months ended March 31, 2009 and 2008, respectively.
     Sales and marketing expense as a percentage of net revenue was 22% for each of the three months ended March 31, 2009 and 2008.
     General and Administrative Expense. General and administrative expense increased by approximately $24.9 million, or 46%, to $79.6 million for the three months ended March 31, 2009, from $54.7 million for the three months ended March 31, 2008. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. Amortization expense of $6.0 million and $0.1 million was included in general and administrative expense for the three months ended March 31, 2009 and 2008, respectively. Contributing to the increase in general and administrative expense for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, was a write-off in the amount of $4.7 million for acquisition-related costs recorded in connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141-R, Business Combinations, on January 1, 2009.
     General and administrative expense as a percentage of net revenue increased to 18% for the three months ended March 31, 2009, compared to 15% for the three months ended March 31, 2008.
     Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs associated with our debt issuances. Interest expense decreased by $7.8 million, or 30%, to $17.9 million for the three months ended March 31, 2009, from $25.7 million for the three months ended March 31, 2008. Such decrease was principally due to lower interest rates charged during the three months ended March 31, 2009, compared to the three months ended March 31, 2008.
     Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended March 31,
	2009	2008	Change
Interest income	$289	$3,816	$(3,527)
Foreign exchange gains (losses), net	(3,030)	(240)	(2,790)
Other	(59)	1,322	(1,381)

Total other income (expense), net	$(2,800)	$4,898	$(7,698)

     Interest income of $0.3 million for the three months ended March 31, 2009 decreased $3.5 million, compared to the three months ended March 31, 2008. This decrease is primarily the result of lower interest earned on lower cash balances. The increase in foreign exchange gains (losses), net was primarily a result of realized and unrealized foreign exchange losses associated with changes in exchange rates during the quarter. Other income of $1.3 million for the three months ended March 31, 2008, includes a $1.5 million royalty payment received for settlement of prior period royalties due.
     Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes increased by $4.6 million, to a $3.7 million provision for the three months ended March 31, 2009, from a $0.9 million benefit for the three months ended March 31, 2008. The effective tax rate was 37% for the three months ended March 31, 2009, compared to 17% for the three months ended March 31, 2008. The income tax provision for the three months ended March 31, 2009 relates to federal, foreign and state income tax provisions. The income tax provision for the three months ended March 31, 2008 relates to federal, foreign and state income tax provisions and income tax benefits for various foreign subsidiaries. The income tax provision increase is primarily due to the federal and state income tax provisions as a result of increased domestic earnings.
     Equity Earnings in Unconsolidated Entities, Net of Tax. Equity earnings in unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings in unconsolidated entities, net of tax for the three months ended March 31, 2009 reflects the following: (i) our 50% interest in our joint venture with P&G in the amount of $2.1 million, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $(0.1) million and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.4 million. Equity earnings in unconsolidated entities, net of tax for the three months ended March 31, 2008 reflects the following: (i) our 50% interest in our joint venture with P&G in the amount of $0.6 million, (ii) our 40% interest in Vedalab in the amount of $(0.1) million and (iii) our 49% interest in TechLab in the amount of $0.4 million.
     Net Income (Loss). We generated net income of $6.3 million, or $0.01 per basic and diluted common share, for the three months ended March 31, 2009, compared to a net loss of $4.2 million, or $0.05 per basic and diluted common share, for the three months ended March 31, 2008. The net income for the three months ended March 31, 2009, compared to the net loss for the three months ended March 31, 2008, primarily resulted from the various factors as discussed above. See Note 5 of the accompanying consolidated financial statements for the calculation of net income (loss) per common share.
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
     In addition, we may also utilize our revolving credit facility, or other sources of financing, to fund a portion of our capital needs and other future commitments, including future acquisitions. We recently announced our intention to offer and sell debt securities; however there can be no assurance that any sale of debt securities will be completed. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
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
     As of March 31, 2009, in addition to other indebtedness, we had approximately $1.0 billion in aggregate principal amount of indebtedness outstanding under our First Lien Credit Agreement, $250.0 million in aggregate principal amount of indebtedness outstanding under our Second Lien Credit Agreement (collectively with the First Lien Credit Agreement, the secured credit facilities), and $150.0 million in indebtedness under our outstanding 3% senior subordinated convertible notes, or the senior subordinated convertible notes. Included in the secured credit facilities is a revolving line-of-credit of $150.0 million, of which $142.0 million was outstanding as of March 31, 2009.
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
     The outstanding indebtedness under the Second Lien Credit Agreement are term loans in the aggregate amount of $250.0 million. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
     For the three months ended March 31, 2009, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $15.9 million. As of March 31, 2009, accrued interest related to the secured credit facilities amounted to $2.2 million. As of March 31, 2009, we were in compliance with all debt covenants related to the above debt, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.
     Interest expense related to our senior subordinated convertible notes for the three months ended March 31, 2009, including amortization of deferred financing costs, was $1.2 million. As of March 31, 2009, accrued interest related to the senior subordinated convertible notes amounted to $1.7 million.
     In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and have a maturity date of September 28, 2010. These interest rate swap contracts pay us variable interest at the three-month LIBOR rate, and we pay the counterparties a fixed rate of 4.85%. In March 2009, we extended our August 2007 interest rate hedge for an additional two-year period commencing in September 2010 at a one-month LIBOR rate of 2.54%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loans under the senior credit facility into fixed rate debt.
     In January 2009, we entered into interest rate swap contracts, with an effective date of January 14, 2009, that have a total notional value of $500.0 million and have a maturity date of January 5, 2011. These interest rate swap contracts pay us variable interest at the one-month LIBOR rate, and we pay the counterparties a fixed rate of

1.195%. These interest rate swap contracts were entered into to convert $500.0 million of the $1.2 billion variable rate term loans under the secured credit facility into fixed rate debt.
     As of March 31, 2009, we had 1.9 million shares of our Series B preferred stock issued and outstanding. Upon a conversion of these shares of Series B preferred stock, we may, at our option and in our sole discretion, satisfy the entire conversion obligation in cash, or through a combination of cash and common stock, to the extent permitted under our secured credit facilities and under Delaware law.
     On April 30, 2009, we acquired the Second Territory Business from ACON for an aggregate purchase price of approximately $200.0 million, including an $80.0 million initial payment paid on such date and the remainder payable on a deferred basis. See “Recent Developments” above.
Summary of Changes in Cash Position
     As of March 31, 2009, we had cash and cash equivalents of $205.2 million, a $63.9 million increase from December 31, 2008. Our primary sources of cash during the three months ended March 31, 2009, included $67.4 million generated by our operating activities, a net amount of $5.7 million received in connection with our prior acquisitions, a $11.0 million return of capital, of which $10.0 million was from our 50/50 joint venture with P&G, and $4.7 million from common stock issues under employee stock option and stock purchase plans. Our primary uses of cash during the three months ended March 31, 2009 related to $20.8 million of capital expenditures and $5.7 million of cash primarily related to repayments under our secured credit facilities and capital lease obligations. Fluctuations in foreign currencies positively impacted our cash balance by $1.6 million during the three months ended March 31, 2009.
Cash Flows from Operating Activities
     Net cash provided by operating activities during the three months ended March 31, 2009 was $67.4 million, which resulted from net income of $6.3 million, $82.1 million of non-cash items, offset by $21.0 million of cash used to meet net working capital requirements during the period. The $82.1 million of non-cash items included $71.8 million related to depreciation and amortization, $2.9 million related to the impairment of assets, $5.9 million related to non-cash stock-based compensation expense and $1.5 million related to the amortization of deferred financing costs.
Cash Flows from Investing Activities
     Our investing activities during the three months ended March 31, 2009 utilized $4.2 million of cash, including $20.7 million of capital expenditures, net of proceeds from the sale of equipment, partially offset by a $10.8 million decrease in investments and other assets, of which $10.0 million related to a return of capital from our 50/50 joint venture with P&G, and a net amount of $5.7 million received in connection with our prior acquisitions.
Cash Flows from Financing Activities
     Net cash used by financing activities during the three months ended March 31, 2009 was $0.9 million. Financing activities during the three months ended March 31, 2009 primarily included $4.3 million in payments against outstanding debt balances and associated costs and a $1.0 million increase in restricted cash balances partially offset by $4.7 million cash received from common stock issues under employee stock option and stock purchase plans.
     As of March 31, 2009, we had an aggregate of $1.0 million in outstanding capital lease obligations which are payable through 2013.
Income Taxes
     As of December 31, 2008, we had approximately $256.6 million of domestic net operating loss, or NOL, carryforwards and $15.9 million of foreign NOL carryforwards, respectively, which either expire on various dates through 2027 or may be carried forward indefinitely. These losses are available to reduce federal, state and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic NOL carryforward amount at December 31, 2008 included approximately $199.2 million of pre-acquisition losses at Matria, Alere Medical, Paradigm Health, Biosite, Cholestech, Diamics, Inc., or Diamics, HemoSense, IMN, Ischemia and Ostex. Prior to adoption of SFAS No. 141-R, Business Combinations, these losses were applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense. Upon adoption of SFAS No. 141-R, the reduction of a valuation allowance is generally recorded to reduce our income tax expense. Also included in our domestic NOL carryforwards at December 31, 2008 is approximately $17.5 million resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax.
     Furthermore, all domestic NOL carryforwards are subject to the Internal Revenue Service Code Section 382 limitation and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate. We have recorded a valuation allowance against a portion of the deferred tax assets related to our NOLs and certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets, as these assets can only be realized via profitable operations.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of March 31, 2009.
Contractual Obligations
     The following table summarizes our principal contractual obligations as of March 31, 2009 that have changed significantly since December 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 but omitted in the table below represent those that have not changed significantly since that date (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Operating lease obligations	$109,954	$23,809	$34,757	$19,947	$31,441
Purchase obligations — capital expenditures	22,008	20,310	1,698	—	—
Purchase obligations — other	52,850	51,901	949	—	—

	$184,812	$96,020	$37,404	$19,947	$31,441

     We have contingent consideration contractual terms related to our acquisitions of Ameditech, Inc., or Ameditech, Binax, Inc., or Binax, Bio-Stat Healthcare Group, or Bio-Stat, Gabmed GmbH, or Gabmed, Vision Biotech Pty Ltd, or Vision and our most recently acquired healthcare business. The contingent considerations will be accounted for as increases in the aggregate purchase prices if and when the contingencies occur.
     With respect to Ameditech, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue targets for the one-year period ending on the first anniversary of the acquisition date and the one-year period ending on the second anniversary of the acquisition date. The maximum amount of incremental consideration payable is $4.0 million.
     With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. As of March 31, 2009, the remaining contingent consideration to be earned is approximately $7.3 million.
     With respect to Bio-Stat, the terms of the acquisition provide for contingent consideration payable in the form of loan notes to the Bio-Stat shareholders, if certain EBITDA (earnings before interest, taxes, depreciation and amortization) milestones were met for 2007. The EBITDA milestones were met in 2007 and loan notes totaling £3.4 million ($6.2 million) were issued during the third quarter of 2008. As of March 31, 2009, the loan notes remain outstanding with an approximate value of £3.4 million ($4.8 million).
     With respect to Gabmed, the terms of the acquisition agreement provide for contingent consideration totaling up to €750,000 payable in up to five annual amounts beginning in 2007, upon successfully meeting certain revenue and

EBIT (earnings before interest and taxes) milestones in each of the respective annual periods. The 2007 milestone, totaling €0.1 million ($0.2 million), earned and paid during 2008. As of March 31, 2009, the remaining contingent consideration to be earned is approximately €0.7 million ($0.9 million).
     With respect to Vision, the terms of the acquisition agreement provide for incremental consideration payable to the former Vision shareholders. The maximum amount of incremental consideration payable is approximately $3.2 million, of which $1.0 million is guaranteed and accrued as of March 31, 2009. The remaining contingent consideration is payable upon the completion of certain milestones and successfully maintaining certain production levels and product costs during each of the two years following the acquisition date. As of March 31, 2009, no milestones have been met.
     With respect to our most recently-acquired healthcare business, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets for the twelve months ending June 30, 2009 and December 31, 2010, respectively. At the time of acquisition, we accrued a liability in the amount of $3.8 million to avoid recognition of negative goodwill, as a result of not recognizing additional purchase price consideration that is contingent on future events. As of March 31, 2009, the $3.8 million liability remains accrued.
     Critical Accounting Policies
     The consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The accounting policies discussed below are considered by our management and our audit committee to be critical to an understanding of our financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the notes to our audited consolidated financial statements for the year ended December 31, 2008 included in our Annual Report on Form 10-K, as amended, include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.
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
     Additionally, we generate services revenue in connection with contracts with leading healthcare organizations whereby we distribute clinical expertise through fee-based arrangements. Revenue for fee-based arrangements is recognized over the period in which the services are provided. Some contracts provide that a portion of our fees are at risk if our customers do not achieve certain financial cost savings over a period of time, typically one year. Revenue subject to refund is not recognized if (i) sufficient information is not available to calculate performance measurements, or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as other current liabilities on the consolidated balance sheet, deferring recognition of the revenue until we establish that we have met the performance criteria. If we do not meet the performance targets at the end of the contractual period we are obligated under the contract to refund some or all of the at risk fees.
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
     Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $16.1 million and $11.2 million, or 5% and 4%, of net product sales for the three months ended March 31, 2009 and 2008, respectively, which have been recorded against product sales to derive our net product sales.
     Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $273.5 million and $280.6 million, net of allowances for doubtful accounts of $10.5 million and $12.8 million, as of March 31, 2009 and December 31, 2008, respectively.
Valuation of Inventories
     We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers, manufacturing lead times and, less commonly, decisions to withdraw our products from the market. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product sales may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $198.5 million and $199.1 million, net of a provision for excess and obsolete inventory of $9.7 million and $10.8 million, as of March 31, 2009 and December 31, 2008, respectively.
Valuation of Goodwill and Other Long-Lived and Intangible Assets
     Our long-lived assets include: (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of March 31, 2009, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, was $287.1 million, $3.0 billion and $1.6 billion, respectively.

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
     Valuation of Goodwill
     We have goodwill balances related to our professional diagnostics, health management and consumer diagnostics reporting segments, which amounted to $1.7 billion, $1.3 billion and $52.7 million, respectively, as of March 31, 2009. As of September 30, 2008, we performed our annual impairment review on the carrying values of such goodwill using the discounted cash flows approach. Based upon this review, we do not believe that the goodwill related to our reporting units was impaired. Because future cash flows and operating results used in the impairment review are based on management’s projections and assumptions, future events can cause such projections to differ from those used at September 30, 2008, which could lead to significant impairment charges of goodwill in the future.
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
Valuation of Other Long-Lived Tangible and Intangible Assets
     Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results; (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business; (3) underutilization of our tangible assets; (4) discontinuance of product lines by ourselves or our customers; (5) significant negative industry or economic trends; (6) significant decline in our stock price for a sustained period; (7) significant decline in our market capitalization relative to net book value; and

(8) goodwill impairment identified during an impairment review under SFAS No. 142. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of March 31, 2009, future events could cause us to conclude otherwise.
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
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $12.7 million as of December 31, 2008, due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our foreign businesses and certain U.S. net operating losses and tax credits. Included in this valuation allowance is $3.7 million for deferred tax assets of acquired companies, the future benefits of which will be generally applied to reduce our income tax expense as required SFAS No. 141-R, Business Combinations. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109. In accordance with FIN 48, we established reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. We are currently undergoing routine tax examinations by various state and foreign jurisdictions. Tax authorities periodically challenge certain transactions and deductions we reported on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations, or cash flows.

Loss Contingencies
     In the section of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, titled “Item 3. Legal Proceedings,” and in Part II, Item 1, “Legal Proceedings” of any Quarterly Report on Form 10-Q filed subsequent to the Annual Report on Form 10-K, including this Quarterly Report on Form 10-Q, we have reported on our material pending legal proceedings and certain other matters. In addition, because of the nature of our business, we may from time to time be subject to commercial disputes, consumer product claims, negligence claims and various other lawsuits arising in the ordinary course of our business, including infringement, employment and investor matters. These lawsuits generally seek damages, sometimes in substantial amounts. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties, which can be expensive and can results in counterclaims against us.
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
Recent Accounting Pronouncements
Recently Issued Standards
     In April 2009, the FASB issued FASB Staff Position (“FSP”) 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed. FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. FSP 157-4 is effective for all periods ending after June 15, 2009. We are currently in the process of evaluating the impact of this pronouncement.
     In April 2009, the FASB issued FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance for debt securities to improve presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. FSP 115-2 and FSP 124-2 are effective for all reporting periods ending after June 15, 2009. We are currently in the process of evaluating the impact of this pronouncement.
     In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 and APB 28-1 is effective for all reporting periods ending after June 15, 2009. We are currently in the process of evaluating the impact of this pronouncement.
Recently Adopted Standards
     Effective January 1, 2009, we adopted Emerging Issue Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which addresses the accounting for certain instruments as derivatives under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Under this new pronouncement, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The adoption of EITF 07-05 did not have any impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP should be applied retrospectively for all periods presented. The adoption of FSP APB 14-1 did not have any impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted FSP 157-2, Effective Date of SFAS No. 157. FSP 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. These include goodwill and other non-amortizable intangible assets. The adoption of FSP 157-2 did not have any impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted FSP 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The adoption of FSP 142-3 did not have any impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. This statement requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance and cash flows. Since SFAS No. 161 only required additional disclosure, the adoption did not impact our consolidated results of operations, financial condition or cash flows.
     Effective January 1, 2009, we adopted EITF Issue No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF Issue No. 07-01 applies to the entire collaborative agreement. This Issue is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of EITF Issue No. 07-1 did not have any impact on our current or prior consolidated results of operations, financial condition or cash flows.
     Effective January 1, 2009, we adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity and should therefore be reported as equity in the consolidated financial statements. The statement also establishes standards for presentation and disclosure of the non-controlling results on the consolidated income statement. The adoption of SFAS No. 160 did not have a material impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted SFAS No. 141-R, Business Combinations. This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Early adoption of this statement was not permitted. The adoption of SFAS No. 141-R will impact our financial position, results of operations and cash flows to the extent we conduct acquisition-related activities and or consummate business combinations. In connection with the adoption of SFAS No. 141-R, we expensed $4.7 million of acquisition-related costs during the three months ended March 31, 2009.
     Effective January 1, 2009, we adopted FSP 141-R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies SFAS No. 141-R, Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Early adoption of this statement was not permitted. The impact of adopting FSP 141-R-1 on our consolidated financial statements will depend on the economic terms of any future business combinations.
     Effective January 1 2009, we adopted FSP EITF Issue No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This FSP is to be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of this FSP did not have any impact on our financial position, results of operations or cash flows.
SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. There may be events in the future that we are not able to predict accurately or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We caution investors that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those we discuss in this report. These differences may be the result of various factors, including those factors described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2008 and other risk factors identified herein or from time to time in our periodic filings with the SEC. Some important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:
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
     Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At March 31, 2009, our short-term investments approximated market value.
     At March 31, 2009, we had term loans in the amount of $958.3 million and a revolving line-of-credit available to us of up to $150.0 million, of which $142.0 million was outstanding as of March 31, 2009, under our First Lien

Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At March 31, 2009, we also had term loans in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
     In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and a maturity date of September 28, 2010. These interest rate swap contracts pay us variable interest at the three-month LIBOR rate, and we pay the counterparties a fixed rate of 4.85%. In March 2009, we extended our August 2007 interest rate hedge for an additional two-year period commencing in September 2010 at a one-month LIBOR rate of 2.54%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loans under the senior credit facility into fixed rate debt.
     In January 2009, we entered into interest rate swap contracts, with an effective date of January 14, 2009, that have a total notional value of $500.0 million and a maturity date of January 5, 2011. These interest rate swap contracts pay us variable interest at the one-month LIBOR rate, and we pay the counterparties a fixed rate of 1.195%. These interest rate swap contracts were entered into to convert $500.0 million of the $1.2 billion variable rate term loans under the secured credit facility into fixed rate debt.
     Assuming no changes in our leverage ratio, which would affect the margin of the interest rates under the credit agreements, the effect of interest rate fluctuations on outstanding borrowings as of March 31, 2009 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase
Interest rates increase by 100 basis points	$5,003
Interest rates increase by 200 basis points	$10,006
Foreign Currency Risk
     We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three months ended March 31, 2009, the net impact of foreign currency changes on transactions was a loss of $3.0 million. Generally, we do not use derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures.
     Gross margins of products we manufacture at our European plants and sell in U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 50.7% for the three months ended March 31, 2009. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2009, our gross margin on total net product sales would have been 50.8%, 50.9% and 51.1%, respectively.

     In addition, because a substantial portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. Dollar (in which we report our consolidated financial results), our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. Dollar. If the U.S. Dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of each of our foreign subsidiaries, our net product sales revenue and our net income would have been impacted by approximately the following amounts (in thousands):

If, during the three months	Approximate	Approximate
ended March 31, 2009, the	decrease in net	decrease in net
U.S. dollar was stronger by:	revenue	income
1%	$1,026	$72
5%	$5,128	$359
10%	$10,256	$718
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a — 15(e) or 15d — 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at that time. We and our management understand nonetheless that controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, our CEO and CFO concluded that such disclosure controls and procedures were effective as of such date at the “reasonable assurance” level.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There are no material changes to any of the material pending legal proceedings or other matters previously disclosed in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2008, or in Part II, Item 1, “Legal Proceedings” of any Quarterly Report filed subsequent to the Annual Report on Form 10-K, other than as set forth below.
Estate of Melissa Prince Quisenberry v. Alere Medical, Inc., et al.
     On April 13, 2009, the plaintiffs filed an amended complaint, dismissing several unaffiliated entities. Under the claims as amended, plaintiff and the affected class of Alere Medical, Inc., or Alere Medical, stockholders allege that defendants approved the March 14, 2007 sale of Alere Medical to an unaffiliated entity at a price substantially lower than the price at which we bought Alere Medical in November 2007, forcing plaintiff and the class either to tender their stock or seek appraisal. Plaintiff also alleges that defendants failed to disclose material facts concerning the valuation of Alere Medical, misleading plaintiff and the class to tender their shares rather than seek appraisal. Plaintiff alleges that, through the foregoing actions, the individual defendants breached fiduciary duties of good faith, fair dealing, loyalty and candor; and that Alere Medical and its financial advisor aided and abetted those breaches. We believe that we have strong defenses to the claims and we intend to defend them vigorously. However, an adverse outcome could potentially have a negative impact on our financial results.

ITEM 1A. RISK FACTORS
     There have been no material changes from the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2008, as supplemented by any material changes or additions to such risk factors disclosed in Part II, Item 1A, “Risk Factors,” of any Quarterly Report on Form 10-Q filed subsequent to the Annual Report on Form 10-K, as amended. However the following existing risk factor is being restated to correct the percentage vote required to take certain actions:
The terms of the Series B Preferred Stock may limit our ability to raise additional capital through subsequent issuances of preferred stock.
     For so long as any shares of Series B Preferred Stock remain outstanding, we are not permitted, without the affirmative vote or written consent of the holders of at least 75% of the Series B Preferred Stock then outstanding, to authorize or designate any class or series of capital stock having rights on liquidation or as to distributions (including dividends) senior to the Series B Preferred Stock. This restriction could limit our ability to plan for or react to market conditions or meet extraordinary capital needs, which could have a material adverse impact on our business.
ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description
2.1	Acquisition Agreement By and Among Inverness Medical Innovations, Inc., ACON Laboratories, Inc., Azure Institute, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd., and Karsson Overseas Ltd. dated March 16, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, event date April 30, 2009, filed on April 30, 2009)*

10.1	Amended and Restated Investor Rights Agreement, effective as of April 30, 2009, by and among Inverness Medical Innovations, Inc., Ron Zwanziger, ACON Laboratories, Inc., AXURE Institute, Inc., LBI, Inc., Oakville Hong King Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd., Karsson Overseas Ltd., Manfield Top Worldwide Ltd., Overseas Square Ltd., Jixun Lin and Feng Lin (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, event date April 30, 2009, filed on April 30, 2009)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The Company agrees to furnish supplementally to the Securities and Exchange Commission (the “Commission”) a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: May 8, 2009	/s/ DAVID TEITEL
David Teitel
Chief Financial Officer and an authorized officer