Form 10-Q
period 2009-06-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2009-08-07
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 3, 2009 was 80,445,831.

INVERNESS MEDICAL INNOVATIONS, INC.
REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2009
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2008 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these factors as well as the “Special Statement Regarding Forward-Looking Statements” beginning on page 50 in this Quarterly Report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net product sales and services revenue	$456,710	$396,289	$891,510	$757,650
License and royalty revenue	3,680	4,838	12,740	15,710

Net revenue	460,390	401,127	904,250	773,360

Cost of net product sales and services revenue	219,500	193,267	427,710	381,027
Cost of license and royalty revenue	1,898	1,758	3,346	5,841

Cost of net revenue	221,398	195,025	431,056	386,868

Gross profit	238,992	206,102	473,194	386,492

Operating expenses:
Research and development	26,038	29,808	53,091	60,733
Sales and marketing	103,249	96,654	202,693	176,690
General and administrative	83,267	76,138	162,819	130,789

Total operating expenses	212,554	202,600	418,603	368,212

Operating income	26,438	3,502	54,591	18,280
Interest expense, including amortization of deferred financing costs and original issue discounts	(23,640)	(29,511)	(41,511)	(55,162)
Other income (expense), net	2,700	(9,135)	(99)	(4,237)

Income (loss) before provision (benefit) for income taxes	5,498	(35,144)	12,981	(41,119)
Provision (benefit) for income taxes	1,985	(7,698)	5,674	(8,578)
Equity earnings (losses) of unconsolidated entities, net of tax	983	(2,902)	3,480	(1,981)

Net income (loss)	4,496	(30,348)	10,787	(34,522)
Preferred stock dividends	(5,693)	(3,107)	(11,213)	(3,107)

Net loss available to common stockholders	$(1,197)	$(33,455)	$(426)	$(37,629)

Net loss per common share — basic and diluted	$(0.02)	$(0.43)	$(0.01)	$(0.49)

Weighted average common shares — basic and diluted	78,775	77,647	78,695	77,446

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$424,018	$141,324
Restricted cash	142,895	2,748
Marketable securities	1,493	1,763
Accounts receivable, net of allowances of $14,199 and $12,835 at June 30, 2009 and December 31, 2008, respectively	287,868	280,608
Inventories, net	207,149	199,131
Deferred tax assets	92,167	104,311
Income tax receivable	5,353	6,406
Receivable from joint venture, net	—	12,018
Prepaid expenses and other current assets	59,161	74,234

Total current assets	1,220,104	822,543
Property, plant and equipment, net	307,575	284,483
Goodwill	3,125,826	3,046,083
Other intangible assets with indefinite lives	43,003	42,984
Core technology and patents, net	438,308	459,307
Other intangible assets, net	1,180,227	1,169,330
Deferred financing costs, net, and other non-current assets	67,080	46,884
Investments in unconsolidated entities	61,503	68,832
Marketable securities	698	591
Deferred tax assets	18,988	14,323

Total assets	$6,463,312	$5,955,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,076	$19,058
Current portion of capital lease obligations	831	451
Accounts payable	121,098	112,704
Accrued expenses and other current liabilities	336,497	233,132
Payable to joint venture, net	3,404	—

Total current liabilities	479,906	365,345

Long-term liabilities:
Long-term debt, net of current portion	1,883,260	1,500,557
Capital lease obligations, net of current portion	1,201	468
Deferred tax liabilities	437,014	462,787
Deferred gain on joint venture	289,359	287,030
Other long-term liabilities	49,247	60,335

Total long-term liabilities	2,660,081	2,311,177

Commitments and contingencies (Note 17)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference, $775,618 at June 30, 2009 and $751,479 at December 31, 2008) Authorized: 2,300 shares Issued and outstanding: 1,939 shares at June 30, 2009 and 1,879 shares at December 31, 2008	682,801	671,501
Common stock, $0.001 par value Authorized: 150,000 shares Issued and outstanding: 78,984 shares at June 30, 2009 and 78,431 shares at December 31, 2008	79	78
Additional paid-in capital	3,041,129	3,029,694
Accumulated deficit	(382,803)	(393,590)
Accumulated other comprehensive loss	(17,881)	(28,845)

Total stockholders’ equity	3,323,325	3,278,838

Total liabilities and stockholders’ equity	$6,463,312	$5,955,360

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$10,787	$(34,522)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest expense related to amortization of deferred financing costs and original issue discounts	3,553	2,948
Non-cash stock-based compensation expense	12,485	12,751
Impairment of inventory	224	2,871
Impairment of long-lived assets	3,150	17,885
Loss on sale of fixed assets	366	165
Equity (earnings) loss of unconsolidated entities, net of tax	(3,480)	1,981
Interest in minority investments	323	114
Depreciation and amortization	145,629	121,687
Deferred and other non-cash income taxes	(9,181)	(18,896)
Other non-cash items	3,772	3,302
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	4,197	(20,027)
Inventories, net	(4,128)	(19,525)
Prepaid expenses and other current assets	8,494	(18,234)
Accounts payable	7,699	22,751
Accrued expenses and other current liabilities	(5,142)	7,761
Other non-current liabilities	1,515	3,769

Net cash provided by operating activities	180,263	86,781

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(50,237)	(29,018)
Proceeds from sale of property, plant and equipment	620	186
Cash paid for acquisitions and transactional costs, net of cash acquired	(99,798)	(592,484)
Net cash received from equity method investments	11,455	12,045
Increase in other assets	(3,677)	(6,855)

Net cash used in investing activities	(141,637)	(616,126)

Cash Flows from Financing Activities:
(Increase) decrease in restricted cash	(140,147)	138,359
Issuance costs associated with preferred stock	—	(332)
Cash paid for financing costs	(10,840)	(777)
Proceeds from issuance of common stock, net of issuance costs	8,572	11,881
Net proceeds (repayments) on long-term debt	381,709	(7,320)
Net (repayments) proceeds from revolving lines-of-credit	(2,969)	139,848
Tax benefit on exercised stock options	2,055	294
Principal payments on capital lease obligations	(294)	(592)
Other	(75)	—

Net cash provided by financing activities	238,011	281,361

Foreign exchange effect on cash and cash equivalents	6,057	486

Net increase (decrease) in cash and cash equivalents	282,694	(247,498)
Cash and cash equivalents, beginning of period	141,324	414,732

Cash and cash equivalents, end of period	$424,018	$167,234

Supplemental Disclosure of Cash Flow Information:
Interest paid	$35,647	$52,656

Income Taxes paid	$15,387	$5,355

Supplemental Disclosure of Non-cash Activities:
Note issued for purchase of intangible assets	$1,700	$—

Equipment purchases under capital leases	$1,356	$373

Fair value of stock issued for acquisitions	$—	$673,803

Fair value of stock options exchanged	$—	$20,973

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
(2) Cash and Cash Equivalents
     We consider all highly liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2009, our cash equivalents consisted of money market funds.
     We do not consider restricted cash as part of our cash and cash equivalents balance. We have restricted cash of $142.9 million and $2.7 million as of June 30, 2009 and December 31, 2008, respectively. Of the $142.9 million, $139.7 million represented a cash escrow established in connection with our previously announced pending acquisition of Concateno, plc.
(3) Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$86,596	$45,161
Work-in-process	60,122	41,651
Finished goods	60,431	112,319

	$207,149	$199,131

(4) Stock-based Compensation
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123-R, we recorded stock-based compensation expense in our consolidated statements of operations of $6.6 million ($5.3 million, net of tax) and $12.5 million ($10.1 million, net of tax) and $7.2 million ($5.5 million, net of tax) and $12.8 million ($9.9 million, net of tax) for the three and six-month periods ending June 30, 2009 and 2008, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales	$476	$393	$908	$634
Research and development	1,305	1,086	2,321	2,319
Sales and marketing	979	1,194	1,879	2,008
General and administrative	3,846	4,518	7,377	7,790

	$6,606	$7,191	$12,485	$12,751

     We report excess tax benefits from the exercise of stock options as financing cash flows. For the three and six months ended June 30, 2009, there was $2.1 million of excess tax benefits generated from option exercises. For the three and six months ended June 30, 2008, there was $0.3 million of excess tax benefits generated from option exercises.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Our stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date of the award. The options generally vest over a four-year period, beginning on the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. We use a Black-Scholes option pricing model to calculate the grant-date fair value of options. The fair value of the stock options granted during the three and six months ended June 30, 2009 and 2008 was calculated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock Options:
Risk-free interest rate	2.07%	3.13%	1.92% - 2.07%	2.80% - 3.13%
Expected dividend yield	—	—	—	—
Expected term	5.20 years	5.19 years	5.20 years	5.19 years
Expected volatility	44.53%	38.96%	43.97% - 44.53%	37.00% - 38.96%

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Employee Stock Purchase Plan:
Risk-free interest rate	0.28%	3.32%	0.28%	3.32%
Expected dividend yield	—	—	—	—
Expected term	181 days	182 days	181 days	182 days
Expected volatility	72.05%	43.31%	72.05%	43.31%
     A summary of the stock option activity for the six months ended June 30, 2009 is as follows (in thousands, except price per share and contractual term):

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic value
Options outstanding, January 1, 2009	10,155	$32.65
Granted	740	$35.25
Exercised	(399)	$14.48
Canceled/expired /forfeited	(301)	$36.72

Options outstanding, June 30, 2009	10,195	$33.54	6.53 years	$72,334

Options exercisable, June 30, 2009	5,900	$28.51	4.95 years	$59,864

     The weighted average grant-date fair value under a Black-Scholes option pricing model of options granted during the six months ended June 30, 2009 and 2008 was $14.27 per share and $12.38 per share, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2009 was $4.5 million and $5.3 million, respectively.
     As of June 30, 2009, there was $59.6 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.63 years.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(5) Net Loss Per Common Share
     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) per common share - basic and diluted:

Numerator:
Net income (loss)	$4,496	$(30,348)	$10,787	$(34,522)
Less: Preferred stock dividends	5,693	3,107	11,213	3,107

Net loss available to common stockholders	$(1,197)	$(33,455)	$(426)	$(37,629)

Denominator:
Weighted average common shares outstanding	78,775	77,647	78,695	77,446

Net loss per common share — basic and diluted	$(0.02)	$(0.43)	$(0.01)	$(0.49)

     We had the following potential dilutive securities outstanding on June 30, 2009: options and warrants to purchase an aggregate of 10.7 million shares of common stock at a weighted average exercise price of $33.00 per share; $150.0 million of 3% senior subordinated convertible notes, convertible at $43.98 per share; $1.7 million of subordinated convertible promissory notes, convertible at $61.49 per share; and 1.9 million shares of our Series B convertible preferred stock, with an aggregate liquidation preference of approximately $775.6 million, convertible at $69.32 per share. In addition, for the three and six months ended June 30, 2009, we had 0.6 million and 1.3 million common stock equivalents, respectively, from the potential settlement of a portion of the deferred purchase price consideration related to the ACON Second Territory Business. These potential dilutive securities were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2009 because the effect of including such potential dilutive securities would be anti-dilutive.
     We had the following potential dilutive securities outstanding on June 30, 2008: options and warrants to purchase an aggregate of 10.2 million shares of common stock at a weighted average exercise price of $31.71 per share, $150.0 million of 3% senior subordinated convertible notes, convertible at $43.98 per share, and 1.8 million shares of our Series B convertible preferred stock with an aggregate liquidation preference of approximately $715.1 million, convertible at $69.32 per share. These potential dilutive securities were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2008 because the effect of including such potential dilutive securities would be anti-dilutive.
(6) Preferred Stock
     As of June 30, 2009, we had 5.0 million shares of preferred stock, $0.001 par value, authorized, of which 2.3 million shares were designated as Series B Convertible Perpetual Preferred Stock, or Series B preferred stock. On May 8, 2008, in connection with our acquisition of Matria Healthcare, Inc., or Matria, we issued 1.8 million shares of the Series B preferred stock with a fair value of approximately $657.9 million (Note 8(b)).
     Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of shares of the Series B preferred stock, we may, at our option, satisfy the entire conversion obligation in cash or through a combination of cash and common stock. There were no conversions as of June 30, 2009.
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
     On May 22, 2009, the board of directors declared a dividend of $3.00 per share on the Series B preferred stock. The dividend was paid in shares of Series B preferred stock in an amount per share of Series B preferred stock equal to the quotient of (a) $3.00 divided by (b) 97% of the average of the volume-weighted average price per share of the Series B preferred stock on the New York Stock Exchange for each of the five consecutive trading days ending on the second trading day immediately prior to the record date of the dividend. The dividend totaling $5.7 million was paid on July 15, 2009 to holders of record of Series B preferred stock at the close of business on July 1, 2009. Such payment covered the amount of all dividends accrued from April 1, 2009 through June 30, 2009. For the three and six months ended June 30, 2009, Series B preferred stock dividends amounted to $5.7 million and $11.2 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net loss per common share for the three and six months ended June 30, 2009 (Note 5). As of June 30, 2009, 1.9 million shares of Series B preferred stock are issued and outstanding which includes the accrued dividend shares.
     The holders of Series B preferred stock have liquidation preferences over the holders of our common stock and other classes of stock, if any, outstanding at the time of liquidation. Upon liquidation, the holders of outstanding Series B preferred stock would receive an amount equal to $400.00 per share of Series B preferred stock, plus any accumulated and unpaid dividends. As of June 30, 2009, the liquidation preference of the outstanding Series B preferred stock was $775.6 million. The holders of the Series B preferred stock have no voting rights, except with respect to matters affecting the Series B preferred stock (including the creation of a senior preferred stock).
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(7) Comprehensive Income (Loss)
     We account for comprehensive income (loss) as prescribed by SFAS No. 130, Reporting Comprehensive Income. In general, comprehensive income (loss) combines net income (loss) and other changes in equity during the year from non-owner sources. Our accumulated other comprehensive loss, which is a component of shareholders’ equity, includes foreign currency translation adjustments and gains (losses) on available-for-sale securities and interest rate swaps. For the three and six months ended June 30, 2009, we generated comprehensive income of $53.5 million and $21.8 million, respectively, and for the three and six months ended June 30, 2008, we generated a comprehensive loss of $20.1 million and $28.3 million, respectively.
(8) Business Combinations
     Effective January 1, 2009, we account for acquired businesses using the acquisition method of accounting as prescribed by SFAS No. 141-R, Business Combinations. This statement replaces SFAS No. 141, but retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations. This statement requires an acquirer to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values as of the acquisition date. The statement requires acquisition costs and any restructuring costs associated with the business combination to be recognized separately from the fair value of the business combination. SFAS No. 141-R establishes requirements for recognizing and measuring goodwill acquired in the business combination or a gain from a bargain purchase, as well as disclosure requirements designed to enable users to better interpret the results of the business combination. Acquisitions consummated prior to January 1, 2009 were accounted for in accordance with the previously applicable guidance of SFAS No. 141. In connection with the adoption of SFAS No. 141-R, we expensed $1.7 million and $6.4 million of acquisition-related costs during the three and six months ended June 30, 2009, respectively. Included in the $6.4 million during the six months ended June 30, 2009 was $3.8 million of costs associated with acquisition-related activity prior to January 1, 2009.
     (a) Acquisitions in 2009
     (i) Acquisition of ACON Second Territory Business
     On April 30, 2009, we completed our acquisition of the assets of ACON Laboratories, Inc.’s and certain related entities’ (collectively, “ACON”) business of researching, developing, manufacturing, distributing, marketing and selling lateral flow immunoassay and directly-related products (the “Business”) for the remainder of the world outside of the First Territory (as defined below), including China, Asia Pacific, Latin America, South America, the Middle East, Africa, India, Pakistan, Russia and Eastern Europe (the “Second Territory Business”). We acquired ACON’s Business in the United States, Canada, Western Europe (excluding Russia, the former Soviet Republics that are not part of the European Union and Turkey), Israel, Australia, Japan and New Zealand (the “First Territory”) in March 2006. The preliminary aggregate purchase price for the Second Territory Business was approximately $192.9 million ($190.9 million present value), which consisted of an initial cash payment totaling $105.0 million and deferred purchase price consideration payable in cash and common stock with an aggregate fair value of $87.9 million. Included in our consolidated statements of operations for the three and six months ended June 30, 2009 is revenue totaling approximately $8.7 million related to the Second Territory Business. The operating results of the Second Territory Business are included in our professional diagnostics reporting unit and business segment.
     During the remainder of 2009, we will pay $1.5 million in cash and an amount equal to $57.5 million in shares of our common stock as settlement of a portion of the deferred purchase price consideration. The deferred payments made in 2009 will bear interest at a rate of 4%. The remainder of the purchase price will be due in two installments, each comprising 7.5% of the total purchase price, or approximately $28.9 million, on the dates 15 and 30 months after the acquisition date. These amounts do not bear interest and may be paid in cash or a combination of cash and up to approximately 29% of each of these payments in shares of our common stock. For purposes of determining the preliminary aggregate purchase price of $190.9 million, we present valued the final two installment payments totaling $28.9 million using a discount rate of 4% resulting in a reduction in the deferred purchase price consideration of approximately $2.0 million.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     A summary of the preliminary purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$4,157
Property, plant and equipment	305
Goodwill	70,191
Intangible assets	116,367

Total assets acquired	191,020

Current liabilities	117

Total liabilities assumed	117

Net assets acquired	190,903
Less:
Present value of deferred purchase price consideration	85,903

Cash consideration paid at closing	$105,000

     Goodwill resulting from this acquisition is generally not expected to be deductible for tax purposes depending on the tax jurisdiction.
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Customer relationships	$103,385	9.25-19.25 years
Patents	3,918	10 years
Trademarks and trade names	9,064	10 years

Total intangible assets with finite lives	$116,367

     (b) Acquisitions in 2008
     During the year ended December 31, 2008, we acquired the following businesses for an aggregate preliminary purchase price of $1.1 billion, in which we paid $358.2 million in cash, issued 251,085 shares of our common stock with an aggregate fair value of $14.4 million, issued 1,787,834 shares of our Series B preferred stock with an aggregate fair value of $657.9 million, recorded $21.0 million of fair value associated with employee stock options and restricted stock awards which were exchanged as part of the transactions, incurred $26.9 million in direct acquisition costs, accrued milestone and contingent consideration payments totaling $5.6 million and assumed and immediately repaid debt totaling approximately $279.2 million:
•	Ameditech, Inc., or Ameditech, located in San Diego, California, a leading manufacturer of high quality drugs of abuse diagnostic tests (Acquired December 2008)

•	Prodimol Biotecnologia S.A., or Prodimol, located in Brazil, a privately-owned distributor of high quality rapid diagnostic tests predominantly to the Brazilian marketplace (Acquired October 2008)

•	DiaTeam Diagnostika, or DiaTeam, located in Linz, Austria, a privately-owned distributor of high quality rapid diagnostic tests predominantly to the Austrian marketplace (Acquired September 2008)

•	Global Diagnostics CC, or Global, located in Johannesburg, South Africa, a privately-owned contract manufacturer and distributor of high quality rapid diagnostic tests predominantly to the South African marketplace (Acquired September 2008)

•	Vision Biotech Pty Ltd, or Vision, located in Cape Town, South Africa, a privately-owned distributor of rapid diagnostic products predominantly to the South African marketplace (Acquired September 2008)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	Privately-owned provider of care and health management services (Acquired July 2008)

•	Matria, a national provider of health improvement, disease management and high-risk pregnancy management programs and services (Acquired May 2008)

•	Certain assets from Mochida Pharmaceutical Co., Ltd, or Mochida. As part of the acquisition of certain assets, Mochida transferred the exclusive distribution rights in Japan for certain Osteomark products (Acquired April 2008)

•	BBI Holdings Plc, or BBI, a publicly-traded company headquartered in the United Kingdom that specializes in the development and manufacture of non-invasive lateral flow tests and gold reagents (Acquired February 2008)

•	Panbio Limited, or Panbio, an Australian publicly-traded company headquartered in Brisbane, Australia, that develops and manufactures diagnostic tests for use in the diagnosis of a broad range of infectious diseases products (Acquired January 2008)
     A summary of the preliminary aggregate purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$167,621
Property, plant and equipment	34,112
Goodwill	953,974
Intangible assets	470,388
Other non-current assets	38,378

Total assets acquired	1,664,473

Current liabilities	402,935
Non-current liabilities	177,555

Total liabilities assumed	580,490

Net assets acquired	1,083,983
Less:
Acquisition costs	26,891
Fair value of common stock issued (251,085 shares)	14,397
Fair value of Series B preferred stock issued (1,787,834 shares)	657,923
Fair value of stock options/awards exchanged (1,845,893 options)	20,973
Accrued earned milestone and contingent consideration	5,617

Cash consideration	$358,182

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Ameditech, Prodimol, DiaTeam, Global, Vision, Mochida and Panbio are included in our professional diagnostics reporting unit and business segment; BBI is included in our professional and consumer diagnostics reporting units and business segments; and Matria and our other healthcare acquisition are included in our health management reporting unit and business segment. Goodwill has been recognized in the Ameditech, Prodimol, DiaTeam, Global, Vision, Panbio, BBI, Matria and our privately-owned healthcare acquisition transactions and amounted to approximately $954.0 million. Goodwill related to these acquisitions, excluding Ameditech and the privately-owned healthcare acquisition, is not deductible for tax purposes.
     (c) Restructuring Plans of Acquisitions
     In connection with several of our acquisitions consummated during 2008 and prior, we initiated integration plans to consolidate and restructure certain functions and operations, including the costs associated with the termination of certain personnel of these acquired entities and the closure of certain of the acquired entities’ leased facilities. These costs have been recognized as liabilities assumed in connection with the acquisition of these entities and are subject to potential adjustments as certain exit activities are refined. The following table summarizes the liabilities established for exit activities related to these acquisitions (in thousands):

	Severance	Facility	Total Exit
	Related	And Other	Activities
Balance, December 31, 2008	$10,348	$4,926	$15,274
Acquisitions	225	5,282	5,507
Payments and other non-currency adjustments	(3,549)	(1,179)	(4,728)
Currency adjustments	—	(2)	(2)

Balance, June 30, 2009	$7,024	$9,027	$16,051

     (i) 2008 Acquisitions
     In connection with our acquisition of Matria, we implemented an integration plan to improve operating efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Matria organization, as activities were combined with our existing business operations. We recorded $20.2 million in exit costs, of which $15.4 million relates to change in control and severance costs to involuntarily terminate employees and $4.8 million related to facility exit costs. As of June 30, 2009, $7.9 million in exit costs remain unpaid.
     In conjunction with our acquisition of Panbio, we formulated a restructuring plan to realize efficiencies and cost savings. In February 2008, we agreed upon a plan to close Panbio’s facility located in Columbia, Maryland. The manufacturing operation at the Maryland-based facility has transferred to a third-party manufacturer, the sales of the products at this facility has transferred to our shared services center in Orlando, Florida and the distribution operations has transferred to our distribution facility in Freehold, New Jersey. We recorded $1.0 million in exit costs, including $0.8 million related to facility and other exit costs and $0.2 million related to severance costs to involuntarily terminate employees. As of June 30, 2009, $0.6 million in exit costs remain unpaid. See Note 9 for additional restructuring charges related to the Panbio facility closure and integration.
     Although we believe our plan and estimated exit costs for our 2008 acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.
     (ii) 2007 Acquisitions
     In conjunction with our acquisition of Biosite Incorporated, or Biosite, we implemented an integration plan to improve efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Biosite organization, as activities were combined with our existing business operations. Since the inception of the plan, we recorded $15.4 million in exit costs, of which $15.1 million relates to change in control and severance costs to involuntarily terminate employees and $0.3 million relates to facility and other exit costs. As of June 30, 2009, $0.3 million in exit costs remain unpaid.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     During 2007, we formulated restructuring plans in connection with our acquisition of Cholestech Corporation, or Cholestech, consistent with our acquisition strategy to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the Cholestech facility in Hayward, California. We are transitioning the manufacturing of the related products to our Biosite facility in San Diego, California and have transitioned the sales and distribution of the products to our shared services center in Orlando, Florida. Since inception of the plans, we recorded $9.2 million in exit costs, of which $6.5 million relates to executive change in control agreements and severance costs to involuntarily terminate employees and $2.7 million relates to facility exit costs. As of June 30, 2009, $5.7 million in exit costs remain unpaid.
     In conjunction with our acquisition of HemoSense, Inc., or HemoSense, we formulated restructuring plans during 2007 to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the HemoSense facility in San Jose, California. We transitioned the manufacturing of the related products to our Biosite facility in San Diego, California and transitioned the sales and distribution of the products to our shared services center in Orlando, Florida. Since inception of the plans, we recorded $1.5 million in exit costs, of which $1.3 million relates to severance costs to involuntarily terminate employees and $0.2 million relates to facility and other exit costs. As of June 30, 2009, all costs have been paid.
     See Note 9 for additional restructuring charges related to the Cholestech and HemoSense facility closures and integrations.
     In conjunction with our acquisition of Matritech, Inc., or Matritech, we formulated a plan to exit the leased facility of Matritech in Newton, Massachusetts and recorded $1.5 million in facility exit costs. As of June 30, 2009, $0.8 million of the facility exit costs remain unpaid.
     In conjunction with our acquisition of Alere Medical, Inc., or Alere Medical, and ParadigmHealth, Inc., or ParadigmHealth, we recorded $2.2 million related to executive change in control agreements and severance costs to involuntarily terminate employees. As of June 30, 2009, $0.3 million remains unpaid.
     Although we believe our plans and estimated exit costs for our 2007 acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs
     (d) Pro Forma Financial Information
     The following table presents selected unaudited financial information of our company, including the assets of Matria and the ACON Second Territory Business, as if the acquisition of these entities had occurred on January 1, 2008. Pro forma results exclude adjustments for various other less significant acquisitions completed since January 1, 2008, as these acquisitions did not materially affect our results of operations.
     The pro forma results are derived from the historical financial results of the acquired businesses for all periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2008 (in thousands, except per share amount).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Pro forma net revenue	$464,880	$445,044	$919,138	$906,097

Pro forma net loss	$(794)	$(34,179)	$(93)	$(49,950)

Pro forma net loss per common share — basic and diluted (1)	$(0.01)	$(0.43)	$(0.00)	$(0.64)

(1)	Net loss per common share amounts are computed as described in Note 5.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(9) Restructuring Plans
     The following table sets forth the aggregate charges associated with restructuring plans recorded in operating income for the three and six months ended June 30, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of net revenue	$1,524	$4,758	$3,559	$14,476
Research and development	246	3,237	757	6,605
Sales and marketing	280	490	412	3,113
General and administrative	807	2,494	2,295	3,080

	$2,857	$10,979	$7,023	$27,274

     (a) 2008 Restructuring Plans
     In May 2008, we decided to close our facility located in Bedford, England and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. Based upon this decision, during the three months ended June 30, 2009, we recorded $1.7 million in restructuring charges, of which $0.9 million related primarily to severance-related costs, $0.5 million relates to fixed asset impairments, $0.2 million related to transition costs and $0.1 million related to the acceleration of facility restoration costs. During the six months ended June 30, 2009, we recorded $2.3 million in restructuring charges, of which $1.4 million related primarily to severance-related costs, $0.5 million relates to fixed asset impairments, $0.2 million related to transition costs and $0.2 million related to the acceleration of facility restoration costs. Of the $1.6 million included in operating income for the three months ended June 30, 2009, $0.2 million and $1.4 million were charged to our consumer diagnostics and professional diagnostics business segments, respectively. Of the $2.1 million included in operating income for the six months ended June 30, 2009, $0.2 million and $1.9 million were charged to our consumer diagnostics and professional diagnostics business segments, respectively. We also recorded $0.1 million and $0.2 million during the three and six months ended June 30, 2009, respectively, related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease, to interest expense. In addition to the restructuring charges discussed above, $3.7 million and $5.8 million of charges associated with the Bedford facility closure were borne by Swiss Precision Diagnostics, or SPD, our consumer diagnostics joint venture with The Procter and Gamble Company, or P&G, during the three and six months ended June 30, 2009, respectively. Included in the $5.8 million charges for the six months ended June 30, 2009, were $5.2 million in severance and retention costs, $0.4 million of fixed asset impairments, $0.1 million in transition costs and $0.1 million in acceleration of facility exit costs. Of these restructuring charges, 50%, or $1.8 million and $2.9 million, has been included in equity earnings (losses) of unconsolidated entities, net of tax, in our consolidated statements of operations for the three and six months ended June 30, 2009, respectively. Of the total exit costs incurred by SPD and us under this plan, including severance related costs, lease penalties and restoration costs, $15.4 million remains unpaid as of June 30, 2009.
     We recorded $10.8 million in restructuring charges during the three and six months ended June 30, 2008, including $6.6 million related to the acceleration of facility restoration costs, $3.3 million of fixed asset impairments, $0.7 million in early termination lease penalties and $0.2 million in severance costs. Of these restructuring charges, $4.2 million was charged to our professional diagnostics business segment. We also recorded $6.6 million related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease, to interest expense. During the three and six months ended June 30, 2008, SPD recorded $11.9 million of charges, including $8.1 million of fixed asset impairments, $3.6 million in early termination lease penalties and $0.2 million in severance costs. Of these restructuring charges, 50%, or $6.0 million, has been included in equity earnings (losses) of unconsolidated entities, net of tax, on our consolidated statements of operations for the three and six months ended June 30, 2008.
     Since inception of the plan, we recorded $14.9 million in restructuring charges, including $7.1 million related to the acceleration of facility restoration costs, $5.3 million of fixed asset impairments, $2.5 million in severance costs, $0.7 million in early termination lease penalties, $0.2 million in transition costs and $0.9 million related to a pension plan curtailment gain associated with the Bedford employees being terminated. SPD has been allocated $20.3

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
million since the inception of the plan, including $8.8 million of fixed asset impairments, $7.3 million in severance and retention costs, $2.9 million in early termination lease penalties, $1.1 million in facility exit costs and $0.2 million related to the acceleration of facility exit costs. We anticipate incurring additional costs of approximately $18.4 million related to the closure of this facility, including, but not limited to, severance and retention costs, rent obligations, transition costs and incremental interest expense associated with our lease obligations which will terminate the end of 2011. Of these additional anticipated costs, approximately $13.3 million will be borne by SPD and $5.1 million will be borne by us. We expect the majority of these costs to be incurred by the end of 2009, which is our anticipated facility closure date.
     In February 2008, we decided to cease research and development activities for one of the products in development at our Bedford, England facility, based upon comparison of the product under development with existing products acquired in the HemoSense acquisition. In connection with this decision, we recorded $0.8 million of restructuring charges associated with the write-off of inventory during the three months ended June 30, 2008. During the six months ended June 30, 2008, we recorded restructuring charges of $9.7 million, of which $6.8 million related to the impairment of fixed assets, $1.9 million related to the write-off of inventory, $0.8 million related to contractual obligations with suppliers and $0.2 million related to severance costs to involuntarily terminate employees working on the development of this product. The $9.7 million was included in our professional diagnostics business segment. Since the inception of the plan, we recorded restructuring charges of $9.4 million, of which $6.8 million related to the impairment of fixed assets, $1.9 million related to the write-off of inventory, $0.5 million related to contractual obligations with suppliers and $0.2 million related to severance costs to involuntarily terminate employees working on the development of this product. Of the $0.7 million in contractual obligations and severance costs, all has been paid as of June 30, 2009. We do not expect to incur additional charges under this plan.
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
     BioStar manufacturing ceased at the end of June 2008, with BioStar OIA products available for purchase through the end of the first quarter of 2009. During the three and six months ended June 30, 2009, we incurred $0.1 million in severance-related restructuring charges. During the three months ended June 30, 2008, we incurred $1.7 million in restructuring charges related to this plan, which consisted of $0.8 million in severance related costs and $0.9 million related to the impairment of inventory and equipment. During the six months ended June 30, 2008, we incurred $7.9 million in restructuring charges related to this plan, which consisted of $5.1 million in impairment of intangible assets, $1.1 million in severance related costs, $0.7 million in fixed asset impairments and $1.0 million related to the write-off of inventory. Since the inception of the plan, we incurred $10.7 million in restructuring charges related to this plan, which consisted of $5.1 million of intangible assets impairment, $1.5 million in severance-related costs, $0.6 million in fixed asset impairments, $1.2 million in facility exit costs and $2.3 million related to the write-off of inventory. All costs related to this plan have been included in our professional diagnostics business segment. We expect to incur an additional $0.1 million in charges under this plan during the remainder of 2009, primarily related to facility exit costs. As of June 30, 2009, substantially all costs have been paid.
     As a result of our plans to transition the businesses of Cholestech and HemoSense to Biosite and Panbio to Orlando, Florida and close these facilities, we incurred $0.9 million in restructuring charges during the three months ended June 30, 2009, of which $0.4 million relates to severance and retention costs, $0.4 million in transition costs and $0.1 million in present value accretion of facility lease costs. During the six months ended June 30, 2009, we

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
recorded $4.0 million in charges, of which $1.9 million relates to fixed asset impairments, $1.2 million relates to severance and retention costs, $0.6 million in transition costs, $0.2 million in inventory write-offs and $0.1 million in present value accretion of facility lease costs. During the three and six months ended June 30, 2009, respectively, $0.8 million and $3.9 million in charges were included in operating income of our professional diagnostics business segment. We charged $0.1 million, related to the present value accretion of facility lease costs, to interest expense for the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008, respectively, we incurred $0.6 million and $0.7 million, which related to severance and retention costs included in our professional diagnostics business segment. Since the inception of the plan, we incurred $7.8 million in restructuring charges, of which $3.9 million relates to severance and retention costs, $2.3 million in fixed asset impairments, $1.1 million in transition costs, $0.2 million in inventory write-offs and $0.3 million in present value accretion of facility lease costs related to these plans. Of the $5.3 million in severance and exit costs, $2.5 million remains unpaid as of June 30, 2009.
     We anticipate incurring an additional $3.2 million in restructuring charges under our Cholestech and HemoSense plans, primarily related to severance, retention and outplacement benefits, along with other costs to transition the Cholestech operations to our Biosite facility. See Note 8(c) for further information and costs related to these plans.
     In addition to transitioning the businesses of Cholestech and HemoSense to Biosite, we also made the decision to close our Innovacon facility in San Diego, California and move the operating activities to Biosite; the Innovacon business is the rapid diagnostics business that we acquired from ACON in March 2006. Since the inception of the plan, we recorded $0.6 million in restructuring charges, of which $0.5 million relates to facility lease and exit costs and $0.1 million relates to impairment of fixed assets. As of June 30, 2009, all costs have been paid. We vacated the facility in August 2008 and do not anticipate incurring additional costs under this plan.
     In April 2008, we initiated cost reduction efforts at our facilities in Stirling, Scotland, consolidating our business activities into one facility and with our Biosite operations. As a result of these efforts, we recorded $3.1 million in restructuring charges for the three and six months ended June 30, 2008, consisting of $2.0 million in fixed asset impairments, $1.0 million in severance costs and $0.1 million in rent expense associated with the vacated facilities. We recorded $3.3 million in restructuring charges since the inception of this plan, consisting of $2.0 million in fixed asset impairments, $1.0 million in severance costs and $0.3 million in facility exit costs. All costs related to this plan are included in our professional diagnostics business segment. Of the $1.3 million in severance and facility exit costs, $0.1 million remains unpaid at June 30, 2009. We do not expect to incur significant additional charges under this plan.
     (b) 2007 Restructuring Plans
     During 2007, we committed to several plans to restructure and integrate our worldwide sales, marketing, order management and fulfillment operations, as well as to evaluate certain research and development projects. The objectives of the plans were to eliminate redundant costs, improve customer responsiveness and improve operational efficiencies. As a result of these restructuring plans, we recorded $0.3 million and $0.9 million in restructuring charges during the three and six months ended June 30, 2009, respectively, primarily related to severance charges and outplacement services. We recorded $0.3 million and $1.3 million in restructuring charges during the three and six months ended June 30, 2008, respectively, related primarily to severance costs. Since inception of the plan, we have recorded $9.1 million in restructuring charges, including $4.7 million related to severance charges and outplacement services, $0.4 million related to facility exit costs and $4.0 million related to impairment charges on fixed assets. The restructuring charges related to this plan are included in our professional diagnostics business segment. As of June 30, 2009, $0.5 million of severance-related charges and facility exit costs remain unpaid. We do not anticipate incurring significant additional charges related to this plan.
     In addition, we recorded restructuring charges associated with the formation of our joint venture with P&G. In connection with the joint venture, we committed to a plan to close our sales offices in Germany and Sweden, as well as to evaluate redundancies in all departments of the consumer diagnostics business segment that are impacted by the formation of the joint venture. For the three and six months ended June 30, 2008, we recorded $0.1 million in severance costs related to this plan. We have recorded $1.4 million in restructuring charges since inception of the

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
plan, of which $1.0 million relates to severance costs and $0.4 million relates to facility and other exit costs. Of the total $1.4 million in exit costs, $0.1 million remains unpaid as of June 30, 2009. We do not anticipate incurring additional charges related to this plan.
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
     We also entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on May 17, 2011, to require us to acquire all of P&G’s interest in the joint venture at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to the joint venture, to acquire all of our interest in the joint venture at fair market value. No gain on the proceeds that we received from P&G through the formation of the joint venture will be recognized in our financial statements until P&G’s option to require us to purchase its interest in the joint venture expires. The deferred gain recorded on our accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008 was $289.4 million and $287.0 million, respectively.
     We also entered into a manufacturing agreement with P&G, whereby we will manufacture consumer diagnostic products and sell these products to the joint venture entity. In our capacity as the manufacturer of products for the joint venture, we recorded manufacturing revenue of $24.0 million and $49.3 million during the three and six months ended June 30, 2009, respectively, and $24.5 million and $52.4 million during the three and six months ended June 30, 2008, respectively, which are included in net product sales and services revenue on our accompanying consolidated statements of operations.
     Furthermore, we entered into certain transition and long-term services agreements with the joint venture, pursuant to which we will provide certain operational support services to the joint venture. Revenue related to these service agreements amounted to $0.5 million and $0.9 million during the three and six months ended June 30, 2009, respectively, and $0.6 million and $1.4 million during the three and six months ended June 30, 2008, respectively, and are included in net product sales and services revenue on our consolidated statements of operations. Customer receivables associated with this revenue have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $12.2 million and $16.2 million as of June 30, 2009 and December 31, 2008, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables.
     Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. For the three and six months ended June 30, 2009, we recorded earnings of $0.3 million and $2.4 million, respectively, in equity earnings (losses) of unconsolidated entities, net of tax, on our accompanying consolidated statements of operations, which represented our 50% share of the joint venture’s net income for the respective periods. For the three and six months ended June 30, 2008, we recorded a loss of $3.6 million and $3.0 million, respectively, in equity earnings (losses) of unconsolidated entities, net of tax, on our accompanying consolidated statements of operations, which represented our 50% share of the joint venture’s net loss for the respective periods including $6.0 million of restructuring related charges (see Note 9(a)).

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     (ii) TechLab
     In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. The aggregate purchase price was $8.8 million which consisted of approximately 0.3 million shares of our common stock with an aggregate fair value of $8.6 million and $0.2 million in estimated direct acquisition costs. We account for our 49% investment in TechLab under the equity method of accounting, in accordance with APB Opinion No. 18. For the three and six months ended June 30, 2009, we recorded earnings of $0.6 million and $1.0 million, respectively, in equity earnings (losses) of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective period. For the three and six months ended June 30, 2008, we recorded earnings of $0.6 million and $1.0 million, respectively, in equity earnings (losses) of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective period.
     (iii) Vedalab
     We account for our 40% investment in Vedalab S.A., or Vedalab, a French manufacturer and supplier of rapid diagnostic tests in the professional market, under the equity method of accounting in accordance with APB Opinion No. 18. For both the three and six months ended June 30, 2009, we recorded $0.1 million in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations. For the three and six months ended June 30, 2008, we recorded $0.1 million and $35,000, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of Vedalab’s net income for the respective period.
     (b) Investment in Chembio
     At June 30, 2009, we owned approximately 5.4 million shares of common stock in Chembio Diagnostics, Inc., or Chembio, a developer and manufacturer of rapid diagnostic tests for infectious diseases. As of June 30, 2009 and December 31, 2008, the fair market value of our investment in Chembio was approximately $0.7 million and $0.6 million, respectively. This investment was classified as marketable securities, non-current on our accompanying consolidated balance sheets. We carry an associated unrealized holding loss of approximately $1.3 million and $1.4 million in accumulated other comprehensive loss within stockholders’ equity on our accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.
     (c) Investment in StatSure
     In October 2007, we acquired 5% of StatSure Diagnostic Systems, Inc., or StatSure, a developer and marketer of oral fluid collection devices for the drugs of abuse market, through the purchase of 1.4 million shares of their common stock. The aggregate purchase price of $0.5 million was paid in cash. In addition to the common stock, we received a warrant to purchase 1.1 million shares of StatSure’s common stock at $0.35 per share. StatSure’s stock is publicly traded. The warrant, accounted for as a derivative instrument, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, had a fair value of approximately $0.3 million at the date of issuance. The fair value of this warrant was estimated at the time of issuance using the Black-Scholes pricing model assuming no dividend yield, an expected volatility of 150%, a risk-free rate of 3.9% and a contractual term of five years. We mark to market the warrant over the contractual term and recorded an unrealized loss of $0 and $0.2 million in other income (expense), net in our accompanying consolidated statements of operations for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the warrant was valued at $0.2 million.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(11) Long-term Debt
     We had the following long-term debt balances outstanding (in thousands):

	June 30, 2009	December 31, 2008
First Lien Credit Agreement — Term loans	$955,875	$960,750
First Lien Credit Agreement — Revolving line-of-credit	142,000	142,000
Second Lien Credit Agreement	250,000	250,000
3% Senior subordinated convertible notes	150,000	150,000
9% Senior subordinated notes	387,684	—

Lines-of-credit	2,606	3,503
Other	13,171	13,362

	1,901,336	1,519,615
Less: Current portion	(18,076)	(19,058)

	$1,883,260	$1,500,557

     (a) 9% Senior Subordinated Notes
     On May 12, 2009, we completed the sale of $400.0 million aggregate principal amount of 9% senior subordinated notes due 2016, or the 9% subordinated notes, in a public offering. Net proceeds from this offering amounted to $379.5 million, which was net of underwriters’ commissions and original issue discount totaling approximately $20.5 million. The net proceeds are intended to be used for general corporate purposes.
     The 9% subordinated notes, which were issued under an Indenture dated May 12, 2009 and a First Supplemental Indenture dated May 12, 2009, or, collectively, the Indenture, accrue interest from the date of their issuance, or May 12, 2009, at the rate of 9% per year. Interest on the notes are payable semi-annually on May 15 and November 15, commencing on November 15, 2009. The notes mature on May 15, 2016 unless earlier redeemed.
     We may redeem the 9% subordinated notes, in whole or part, at any time on or after May 15, 2013, by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to (but excluding) the redemption date. The premium declines from 4.50% during the twelve months after May 15, 2013 to 2.25% during the twelve months after May 15, 2014 to zero on and after May 15, 2015. At any time prior to May 15, 2012, we may redeem up to 35% of the aggregate principal amount of the 9% subordinated notes with money that we raise in certain equity offerings so long as (i) we pay 109% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to (but excluding) the redemption date; (ii) we redeem the notes within 90 days of completing such equity offering; and (iii) at least 65% of the aggregate principal amount of the 9% subordinated notes remains outstanding afterwards. In addition, at any time prior to May 15, 2013, we may redeem some or all of the 9% subordinated notes by paying the principal amount of the notes being redeemed plus the payment of a make-whole premium, plus accrued and unpaid interest to (but excluding) the redemption date.
     If a change of control occurs, subject to specified conditions, we must give holders of the 9% subordinated notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to (but excluding) the date of the purchase.
     If we or our subsidiaries engage in asset sales, we or they generally must either invest the net cash proceeds from such sales in our or their businesses within a specified period of time, prepay senior debt or make an offer to purchase a principal amount of the 9% subordinated notes equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.
     The 9% subordinated notes are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 9% subordinated notes and the Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of our domestic subsidiaries, and the obligations of such domestic

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt. See Note 20 for guarantor financial information.
     The Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets (taken as a whole). These covenants are subject to certain exceptions and qualifications.
     Interest expense related to our 9% subordinated notes for the three and six months ended June 30, 2009, including amortization of deferred financing costs and original issue discounts, was $5.2 million. As of June 30, 2009, accrued interest related to the senior subordinated notes amounted to $4.9 million.
     (b) Secured Credit Facility
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
     At June 30, 2009, we had term loans in the amount of $955.9 million and a revolving line-of-credit available to us of up to $150.0 million, of which $142.0 million was outstanding as of June 30, 2009, under our senior secured credit facility. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At June 30, 2009, we also had term loans in the amount of $250.0 million under our junior secured credit facility. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
     For the three and six months ended June 30, 2009, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $15.9 million and $31.8 million, respectively. For the three and six months ended June 30, 2008, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $19.9 million and $43.6 million, respectively. As of June 30, 2009, accrued interest related to the secured credit facilities amounted to $0.9 million. As of June 30, 2009, we were in compliance with all debt covenants related to the secured credit facility, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.

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
     (c) 3% Senior Subordinated Convertible Notes
     In May 2007, we sold $150.0 million aggregate principal amount of 3% senior subordinated convertible notes, or senior subordinated convertible notes. At June 30, 2009, we had $150.0 million in indebtedness under our senior subordinated convertible notes. The senior subordinated convertible notes are convertible into 3.4 million shares of our common stock at a conversion price of $43.98 per share.
     Interest expense related to our senior subordinated convertible notes for the three and six months ended June 30, 2009, including amortization of deferred financing costs, was $1.2 million and $2.5 million, respectively. Interest expense related to our senior subordinated convertible notes for the three and six months ended June 30, 2008, including amortization of deferred financing costs, was $1.4 million and $2.6 million, respectively. As of June 30, 2009, accrued interest related to the senior subordinated convertible notes amounted to $0.6 million.
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

		Fair Value at	Fair Value at
Derivative Instruments under SFAS No. 133	Balance Sheet Caption	June 30, 2009	December 31, 2008
Asset Derivatives:
Strategic investments(1)	Other non-current assets	$14	$25

Liability Derivatives:
Interest rate swap contracts(2)	Other long-term liabilities	$15,212	$21,132

		Amount of Gain	Amount of Gain
		(Loss) Recognized	(Loss) Recognized
		During the Three	During the Three
	Location of Gain (Loss)	Months Ended	Months Ended
Derivative Instruments under SFAS No. 133	Recognized in Income	June 30, 2009	June 30, 2008
Strategic investments(1)	Other income (expense), net	$(1)	$(12)

Interest rate swap contracts(2)	Other comprehensive loss	$7,836	$10,084

		Amount of Gain	Amount of Gain
		(Loss) Recognized	(Loss) Recognized
		During the Six	During the Six
	Location of Gain (Loss)	Months Ended	Months Ended
Derivative Instruments under SFAS No. 133	Recognized in Income	June 30, 2009	June 30, 2008
Strategic investments(1)	Other income (expense), net	$(11)	$(183)

Interest rate swap contracts(2)	Other comprehensive loss	$5,920	$(163)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

(1)	See Note 10(c) regarding our StatSure warrants which are accounted for as derivative instruments under SFAS No. 133.

(2)	See Note 11(b) regarding our interest rate swaps which qualify as cash flow hedges under SFAS No. 133.
     We use derivative financial instruments (interest rate swap contracts) in the management of our interest rate exposure related to our secured credit facilities. We do not hold or issue derivative financial instruments for speculative purposes.
(13) Fair Value Measurements
     On January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurement, for our financial assets and liabilities. We adopted the provisions of SFAS No. 157 for non-financial assets and non-financial liabilities, which were previously deferred by Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) 157-2, on January 1, 2009. SFAS No. 157 provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.
     SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in marketable securities related to a deferred compensation plan assumed in a business combination. The liabilities associated with this plan relate to deferred compensation, which is indexed to the performance of the underlying investments.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 liabilities include interest rate swap contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At June 30, 2009, we had no Level 3 assets or liabilities.
     The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	June 30,	Active Markets	Observable Inputs
Description	2009	(Level 1)	(Level 2)
Financial assets:
Marketable securities	$2,191	$2,191	$—
Strategic investments (1)	229	229	—

Total assets	$2,420	$2,420	$—

Financial liabilities:
Interest rate swap liability (2)	$15,212	$—	$15,212

Total liabilities	$15,212	$—	$15,212

(1)	Represents our investment in StatSure which is included in investments in unconsolidated entities on our accompanying consolidated balance sheets.

(2)	Included in other long-term liabilities on our accompanying consolidated balances sheets.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Effective January 1, 2009, we implemented SFAS No. 157 for our non-financial assets and liabilities that are re-measured at fair value on a non-recurring basis. The adoption of SFAS No. 157 for our non-financial assets and liabilities that are re-measured at fair value on a non-recurring basis did not materially impact our financial position or results of operations; however, adoption could have a material impact in future periods.
     At June 30, 2009, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
     The carrying amounts and estimated fair values of our long-term debt were $1.9 billion and $1.8 billion at June 30, 2009. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.
(14) Defined Benefit Pension Plan
     Our subsidiary in England, Unipath Ltd. has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost	$—	$—	$—	$—
Interest cost	147	193	283	386
Expected return on plan assets	(109)	(168)	(209)	(336)
Realized losses	—	—	—	—

Net periodic benefit cost	$38	$25	$74	$50

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
     We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

				Vitamins and	Corporate
	Professional	Health	Consumer	Nutritional	and
	Diagnostics	Management	Diagnostics	Supplements	Other	Total
Three months ended June 30, 2009:
Net revenue to external customers	$284,125	$122,511	$32,016	$21,738	$—	$460,390
Operating income (loss)	$44,277	$(2,549)	$(10)	$(832)	$(14,448)	$26,438

Three months ended June 30, 2008:
Net revenue to external customers	$255,067	$92,458	$33,650	$19,952	$—	$401,127
Operating income (loss)	$9,111	$3,438	$2,289	$162	$(11,498)	$3,502

Six months ended June 30, 2009:
Net revenue to external customers	$553,001	$244,678	$66,126	$40,445	$—	$904,250
Operating income (loss)	$91,093	$(1,497)	$(1,567)	$(3,124)	$(30,314)	$54,591

Six months ended June 30, 2008:
Net revenue to external customers	$523,310	$137,688	$71,921	$40,441	$—	$773,360
Operating income (loss)	$32,013	$7,283	$5,366	$584	$(26,966)	$18,280

Assets:
As of June 30, 2009	$3,996,297	$1,817,723	$221,759	$54,744	$372,789	$6,463,312
As of December 31, 2008	$3,687,685	$1,850,236	$223,383	$65,263	$128,793	$5,955,360

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(16) Related Party Transactions
     In May 2007, we completed our 50/50 joint venture with P&G, or SPD, for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. At June 30, 2009, we had a net payable to the joint venture of $3.4 million as compared to a net receivable of $12.0 million from the joint venture as of December 31, 2008. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $12.2 million and $16.2 million as of June 30, 2009 and December 31, 2008, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $24.0 million and $49.3 million during the three and six months ended June 30, 2009, respectively, and $24.5 million and $52.4 million during the three and six months ended June 30, 2008, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.5 million and $0.9 million during the three and six months ended June 30, 2009, respectively, and $0.6 million and $1.4 million during the three and six months ended June 30, 2008, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue in our accompanying statements of operations.
     Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in the U.K. and China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $10.1 million and $15.6 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively, and $21.4 million and $18.9 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively. During 2009, we received $10.0 million in cash from SPD as a return of capital.
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
     With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. As of June 30, 2009, the remaining contingent consideration to be earned is approximately $7.3 million.
     With respect to Bio-Stat, the terms of the acquisition provide for contingent consideration payable in the form of loan notes to the Bio-Stat shareholders, if certain EBITDA (earnings before interest, taxes, depreciation and amortization) milestones were met for 2007. The EBITDA milestones were met in 2007 and loan notes totaling £3.4

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
million ($6.2 million) were issued during the third quarter of 2008. As of June 30, 2009, the loan notes remain outstanding with an approximate value of £3.4 million ($5.6 million).
     With respect to Gabmed, the terms of the acquisition agreement provide for contingent consideration totaling up to €750,000 payable in up to five annual amounts beginning in 2007, upon successfully meeting certain revenue and EBIT (earnings before interest and taxes) milestones in each of the respective annual periods. The 2007 milestone, totaling €0.1 million ($0.2 million), earned and paid during 2008. As of June 30, 2009, the remaining contingent consideration to be earned is approximately €0.7 million ($0.9 million).
     With respect to Vision, the terms of the acquisition agreement provide for incremental consideration payable to the former Vision shareholders. The maximum amount of incremental consideration payable is approximately $3.2 million, of which $1.0 million is guaranteed and accrued as of June 30, 2009. The remaining contingent consideration is payable upon the completion of certain milestones and successfully maintaining certain production levels and product costs during each of the two years following the acquisition date. As of June 30, 2009, no milestones have been met.
     With respect to our most recently-acquired healthcare business, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets for the twelve months ending June 30, 2009 and December 31, 2010, respectively. The revenue milestone for the twelve months ended June 30, 2009 totaling approximately $4.2 million was earned and accrued as of June 30, 2009.
(18) Recent Accounting Pronouncements
Recently Issued Standards
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of January 1, 2010. We are currently in the process of evaluating the impact of this pronouncement.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. This statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009. We are currently in the process of evaluating the impact of this pronouncement.
Recently Adopted Standards
     Effective June 30, 2009, we adopted SFAS No. 165, Subsequent Events. This statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth the period after the

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165 did not have any impact on our financial position, results of operations or cash flows.
     Effective June 30, 2009, we adopted FSP 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed. FSP 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and will require enhanced disclosures. The adoption of FSP 157-4 did not have any impact on our financial position, results of operations or cash flows.
     Effective June 30, 2009, we adopted FSP 115-2 and FSP 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 and FSP 124-2 amend the other-than-temporary impairment guidance for debt securities to improve presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. The adoption of FSP 115-2 and FSP 124-2 did not have any impact on our financial position, results of operations or cash flows.
     Effective June 30, 2009, we adopted FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 and APB 28-1, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. Since FSP 107-1 and APB 28-1 only require additional disclosure, the adoption did not impact our consolidated results of operations, financial condition or cash flows.
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(19) Subsequent Event
     The Company evaluated subsequent events occurring after the balance sheet date and up to the time of filing with the Securities Exchange Commission on August 7, 2009 of its Quarterly Report on Form 10-Q for the three months ended June 30, 2009, and concluded that there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.
(20) Guarantor Financial Information
     On April 10, 2009, we filed a universal shelf registration statement on Form S-3 (as amended, the “Shelf Registration Statement”), pursuant to which we may offer or sell, on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933, securities, including debt securities guaranteed by certain of our consolidated subsidiaries (the “Guarantor Subsidiaries”). The guarantees would be full and unconditional and joint and several. On May 12, 2009, we issued $400.0 million aggregate principal amount of our 9% senior subordinated notes due 2016, which are guaranteed by the Guarantor Subsidiaries. We have recently announced our intention to offer and sell up to $150.0 million aggregate principal amount of additional debt securities under the Shelf Registration Statement, which will be guaranteed by the Guarantor Subsidiaries. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of June 30, 2009 and December 31, 2008, the statements of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for six months ended June 30, 2009 and 2008 for the Company (the “Issuer”), the Guarantor Subsidiaries and the Company’s other subsidiaries (the “Non-Guarantor Subsidiaries”). The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales and services revenue	$—	$349,649	$132,010	$(24,949)	$456,710
License and royalty revenue	—	2,632	3,148	(2,100)	3,680

Net revenue	—	352,281	135,158	(27,049)	460,390

Cost of net product sales and services revenue	841	166,400	76,349	(24,090)	219,500
Cost of license and royalty revenue	—	(75)	4,073	(2,100)	1,898

Cost of net revenue	841	166,325	80,422	(26,190)	221,398

Gross (loss) profit	(841)	185,956	54,736	(859)	238,992

Operating expenses:
Research and development	6,398	13,490	6,150	—	26,038
Sales and marketing	(10,547)	88,592	25,204	—	103,249
General and administrative	6,635	56,305	19,552	775	83,267

Total operating expenses	2,486	158,387	50,906	775	212,554

Operating (loss) income	(3,327)	27,569	3,830	(1,634)	26,438
Interest expense, including amortization of deferred financing costs and original issue discounts	(22,374)	(9,984)	(3,231)	11,949	(23,640)
Other income (expense), net	10,704	8	3,937	(11,949)	2,700

(Loss) income before (benefit) provision for income taxes	(14,997)	17,593	4,536	(1,634)	5,498
(Benefit) provision for income taxes	(3,747)	890	3,895	947	1,985
Equity in earnings of subsidiaries, net of tax	15,129	—	—	(15,129)	—
Equity earnings of unconsolidated entities, net of tax	617	—	409	(43)	983

Net income (loss)	4,496	16,703	1,050	(17,753)	4,496
Preferred stock dividends	(5,693)	—	—	—	(5,693)

Net (loss) income available to common stockholders	$(1,197)	$16,703	$1,050	$(17,753)	$(1,197)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales and services revenue	$—	$692,852	$254,127	$(55,469)	$891,510
License and royalty revenue	—	5,247	11,693	(4,200)	12,740

Net revenue	—	698,099	265,820	(59,669)	904,250

Cost of net product sales and services revenue	1,607	379,175	143,118	(96,190)	427,710
Cost of license and royalty revenue	—	(99)	7,645	(4,200)	3,346

Cost of net revenue	1,607	379,076	150,763	(100,390)	431,056

Gross (loss) profit	(1,607)	319,023	115,057	40,721	473,194

Operating expenses:
Research and development	12,226	28,676	12,189	—	53,091
Sales and marketing	2,340	152,241	48,112	—	202,693
General and administrative	25,639	103,067	34,113	—	162,819

Total operating expenses	40,205	283,984	94,414	—	418,603

Operating (loss) income	(41,812)	35,039	20,643	40,721	54,591
Interest expense, including amortization of deferred financing costs and original issue discounts	(39,490)	(20,069)	(6,014)	24,062	(41,511)
Other income (expense), net	22,426	(1,596)	3,133	(24,062)	(99)

(Loss) income before (benefit) provision for income taxes	(58,876)	13,374	17,762	40,721	12,981
(Benefit) provision for income taxes	(17,514)	25,725	7,010	(9,547)	5,674
Equity in earnings of subsidiaries, net of tax	51,067	—	—	(51,067)	—
Equity earnings of unconsolidated entities, net of tax	1,082	—	2,476	(78)	3,480

Net income (loss)	10,787	(12,351)	13,228	(877)	10,787
Preferred stock dividends	(11,213)	—	—	—	(11,213)

Net (loss) income available to common stockholders	$(426)	$(12,351)	$13,228	$(877)	$(426)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales and services revenue	$—	$472,803	$117,310	$(193,824)	$396,289
License and royalty revenue	—	3,077	1,761	—	4,838

Net revenue	—	475,880	119,071	(193,824)	401,127

Cost of net product sales and services revenue	7,875	287,282	66,841	(168,731)	193,267
Cost of license and royalty revenue	—	5,136	2,568	(5,946)	1,758

Cost of net revenue	7,875	292,418	69,409	(174,677)	195,025

Gross (loss) profit	(7,875)	183,462	49,662	(19,147)	206,102

Operating expenses:
Research and development	4,680	12,894	12,234	—	29,808
Sales and marketing	29,700	43,791	23,111	52	96,654
General and administrative	13,749	42,272	20,117	—	76,138

Total operating expenses	48,129	98,957	55,462	52	202,600

Operating (loss) income	(56,004)	84,505	(5,800)	(19,199)	3,502
Interest expense, including amortization of deferred financing costs	(22,132)	(16,177)	(8,764)	17,562	(29,511)
Other income (expense), net	5,193	697	2,537	(17,562)	(9,135)

(Loss) income before (benefit) provision for income taxes	(72,943)	69,025	(12,027)	(19,199)	(35,144)
(Benefit) provision for income taxes	(37,456)	28,632	1,126	—	(7,698)
Equity in earnings of subsidiaries, net of tax	4,502	—	—	(4,502)	—
Equity earnings (losses) of unconsolidated entities, net of tax	637	(23)	(3,469)	(47)	(2,902)

Net (loss) income	(30,348)	40,370	(16,622)	(23,748)	(30,348)
Preferred stock dividends	(3,107)	—	—	—	(3,107)

Net (loss) income available to common stockholders	$(33,455)	$40,370	$(16,622)	$(23,748)	$(33,455)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales and services revenue	$—	$582,011	$235,836	$(60,197)	$757,650
License and royalty revenue	—	9,759	10,146	(4,195)	15,710

Net revenue	—	591,770	245,982	(64,392)	773,360

Cost of net product sales and services revenue	15,858	250,408	148,600	(33,839)	381,027
Cost of license and royalty revenue	—	7,844	8,138	(10,141)	5,841

Cost of net revenue	15,858	258,252	156,738	(43,980)	386,868

Gross (loss) profit	(15,858)	333,518	89,244	(20,412)	386,492

Operating expenses:
Research and development	12,072	24,587	24,074	—	60,733
Sales and marketing	50,669	83,798	42,109	114	176,690
General and administrative	27,542	67,765	35,482	—	130,789

Total operating expenses	90,283	176,150	101,665	114	368,212

Operating (loss) income	(106,141)	157,368	(12,421)	(20,526)	18,280
Interest expense, including amortization of deferred financing costs	(47,077)	(37,235)	(10,751)	39,901	(55,162)
Other income (expense), net	29,204	1,498	4,962	(39,901)	(4,237)

(Loss) income before (benefit) provision for income taxes	(124,014)	121,631	(18,210)	(20,526)	(41,119)
(Benefit) provision for income taxes	(34,367)	48,281	845	(23,337)	(8,578)
Equity in earnings of subsidiaries, net of tax	54,127	—	—	(54,127)	—
Equity earnings of unconsolidated entities, net of tax	998	(23)	(2,923)	(33)	(1,981)

Net (loss) income	(34,522)	73,327	(21,978)	(51,349)	(34,522)
Preferred stock dividends	(3,107)	—	—	—	(3,107)

Net (loss) income available to common stockholders	$(37,629)	$73,327	$(21,978)	$(51,349)	$(37,629)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
June 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$265,089	$74,391	$84,538	$—	$424,018
Restricted cash	—	1,426	141,469	—	142,895
Marketable securities	—	818	675	—	1,493
Accounts receivable, net of allowances	—	180,287	119,789	(12,208)	287,868
Inventories, net	—	132,235	81,320	(6,406)	207,149
Deferred tax assets	90,872	22,334	1,517	(22,556)	92,167
Income tax receivable	—	1,578	3,775	—	5,353
Receivable from joint venture, net	—	—	373	(373)	—
Prepaid expenses and other current assets	1,903	17,329	27,721	12,208	59,161
Intercompany receivables	559,200	284,850	12,383	(856,433)	—

Total current assets	917,064	715,248	473,560	(885,768)	1,220,104
Property, plant and equipment, net	2,022	234,550	74,375	(3,372)	307,575
Goodwill	2,026,089	598,543	506,404	(5,210)	3,125,826
Other intangible assets with indefinite lives	—	21,255	21,748	—	43,003
Core technology and patents, net	18,460	337,142	82,706	—	438,308
Other intangible assets, net	21,556	943,946	214,725	—	1,180,227
Deferred financing costs, net, and other non-current assets	41,561	5,855	19,664	—	67,080
Investments in unconsolidated entities	1,184,406	689	35,415	(1,159,007)	61,503
Marketable securities	698	—	—	—	698
Deferred tax assets	1,784	—	19,650	(2,446)	18,988
Intercompany notes receivable	1,669,456	23,891	—	(1,693,347)	—

Total assets	$5,883,096	$2,881,119	$1,448,247	$(3,749,150)	$6,463,312

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$2,028	$6,298	$—	$18,076
Current portion of capital lease obligations	—	635	196	—	831
Accounts payable	3,609	70,212	47,277	—	121,098
Accrued expenses and other current liabilities	(136,171)	298,869	187,789	(13,990)	336,497
Payable to joint venture, net	—	211	3,566	(373)	3,404
Intercompany payables	38,989	216,456	600,987	(856,432)	—

Total current liabilities	(83,823)	588,411	846,113	(870,795)	479,906

Long-term liabilities:
Long-term debt, net of current portion	1,877,508	1,330	4,422	—	1,883,260
Capital lease obligations, net of current portion	—	864	337	—	1,201
Deferred tax liabilities	(29,267)	444,501	42,339	(20,559)	437,014
Deferred gain on joint venture	16,309	—	273,050	—	289,359
Other long-term liabilities	20,062	16,939	18,070	(5,824)	49,247
Intercompany notes payable	783,752	789,308	118,068	(1,691,128)	—

Total long-term liabilities	2,668,364	1,252,942	456,286	(1,717,511)	2,660,081

Stockholders’ equity	3,298,555	1,039,766	145,848	(1,160,844)	3,323,325

Total liabilities and stockholders’ equity	$5,883,096	$2,881,119	$1,448,247	$(3,749,150)	$6,463,312

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$10,787	$(13,351)	$13,228	$123	$10,787
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(50,067)	—	—	50,067	—
Interest expense related to amortization of deferred financing costs and original issue discounts	3,377	—	176	—	3,553
Non-cash stock-based compensation expense	12,485	—	—	—	12,485
Impairment of inventory	—	224	—	—	224
Impairment of long-lived assets	—	1,959	1,191	—	3,150
Loss on sale of fixed assets	4	340	22	—	366
Equity (earnings) loss of unconsolidated entities, net of tax	(1,083)	—	(2,476)	79	(3,480)
Interest in minority investments	—	—	323	—	323
Depreciation and amortization	2,101	122,852	20,845	(169)	145,629
Deferred and other non-cash income taxes	—	(9,986)	(669)	1,474	(9,181)
Other non-cash items	2,722	1,050	—	—	3,772
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(1,158)	20,101	(14,746)	—	4,197
Inventories, net	—	43,934	(5,648)	(42,414)	(4,128)
Prepaid expenses and other current assets	1,760	5,355	1,379	—	8,494
Accounts payable	(61)	(3,260)	11,020	—	7,699
Accrued expenses and other current liabilities	(22,226)	24,194	3,911	(11,021)	(5,142)
Other non-current liabilities	618	260	637	—	1,515
Intercompany (receivable) payable	(81,648)	(158,124)	240,084	(312)	—

Net cash provided by (used in) operating activities	(122,389)	35,548	269,277	(2,173)	180,263

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(142)	(35,083)	(16,874)	1,862	(50,237)
Proceeds from sale of property, plant and equipment	—	239	381	—	620
Cash received (paid) for acquisitions and transactional costs, net of cash acquired	—	6,613	(106,411)	—	(99,798)
Cash received from investments in minority interests and marketable securities	490	—	10,965	—	11,455
Increase in other assets	—	(606)	(3,071)	—	(3,677)

Net cash provided by (used in) investing activities	348	(28,837)	(115,010)	1,862	(141,637)

Cash Flows from Financing Activities:
Increase in restricted cash	—	(267)	(139,880)	—	(140,147)
Cash paid for financing costs	(10,840)	—	—	—	(10,840)
Proceeds from issuance of common stock, net of issuance costs	8,572	—	—	—	8,572
Net proceeds (repayments) on long-term debt	382,505	(877)	81	—	381,709
Repayments from revolving lines-of-credit	(39)	(900)	(2,051)	21	(2,969)
Tax benefit on exercised stock options	2,055	—	—	—	2,055
Principal payments on capital lease obligations	—	(172)	(122)	—	(294)
Other	(75)	—	—	—	(75)

Net cash provided by (used in) financing activities	382,178	(2,216)	(141,972)	21	238,011

Foreign exchange effect on cash and cash equivalents	2,868	101	2,798	290	6,057

Net increase in cash and cash equivalents	263,005	4,596	15,093	—	282,694
Cash and cash equivalents, beginning of period	2,084	69,794	69,446	—	141,324

Cash and cash equivalents, end of period	$265,089	$74,390	$84,539	$—	$424,018

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(34,522)	$71,113	$(19,765)	$(51,348)	$(34,522)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(30,789)	—	—	30,789	—
Interest expense related to amortization of deferred financing costs	2,948	—	—	—	2,948
Non-cash stock-based compensation expense	12,751	—	—	—	12,751
Impairment of inventory	—	978	1,893	—	2,871
Impairment of long-lived assets	—	5,811	12,074	—	17,885
Loss on sale of fixed assets	—	31	134	—	165
Equity (earnings) loss of unconsolidated entities, net of tax	(998)	23	2,923	33	1,981
Interest in minority investments	—	—	114	—	114
Depreciation and amortization	68,604	30,992	22,091	—	121,687
Deferred and other non-cash income taxes	(19,105)	319	(110)	—	(18,896)
Other non-cash items	2,592	726	(16)	—	3,302
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(14,872)	(5,155)	—	(20,027)
Inventories, net	—	(33,699)	(5,705)	19,879	(19,525)
Prepaid expenses and other current assets	(2,744)	2,222	(22,823)	5,111	(18,234)
Accounts payable	(1,395)	22,152	1,994	—	22,751
Accrued expenses and other current liabilities	(28,509)	32,310	9,071	(5,111)	7,761
Other non-current liabilities	120	(638)	4,287	—	3,769
Intercompany payable (receivable)	95,737	(128,176)	30,974	1,465	—

Net cash provided by (used in) operating activities	64,690	(10,708)	31,981	818	86,781

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(453)	(18,225)	(10,987)	647	(29,018)
Proceeds from sale of property, plant and equipment	—	46	140	—	186
Cash (paid) received for acquisitions and transactional costs, net of cash acquired	(439,494)	9,939	(162,929)	—	(592,484)
Cash received from investments in minority interests and marketable securities	882	—	11,163	—	12,045
Increase in other assets		(4,441)	(2,414)	—	(6,855)

Net cash (used in) provided by investing activities	(439,065)	(12,681)	(165,027)	647	(616,126)

Cash Flows from Financing Activities:
(Increase) decrease in restricted cash	—	(1,137)	139,496	—	138,359
Issuance costs associated with preferred stock	(332)	—	—	—	(332)
Cash paid for financing costs	(777)	—	—	—	(777)
Proceeds from issuance of common stock, net of issuance costs	11,881	—	—	—	11,881
Net repayments on long-term debt	(4,875)	(2,445)	—	—	(7,320)
Repayments from revolving lines-of-credit	142,000	(1,727)	(425)	—	139,848
Tax benefit on exercised stock options	294	—	—	—	294
Principal payments on capital lease obligations	—	(415)	(177)	—	(592)

Net cash provided by (used in) financing activities	148,191	(5,724)	138,894	—	281,361

Foreign exchange effect on cash and cash equivalents	—	95	1,856	(1,465)	486

Net (decrease) increase in cash and cash equivalents	(226,184)	(29,018)	7,704	—	(247,498)
Cash and cash equivalents, beginning of period	228,178	123,204	63,350	—	414,732

Cash and cash equivalents, end of period	$1,994	$94,186	$71,054	$—	$167,234

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     During 2007 and 2008, we entered the growing health management market with our acquisitions of Alere Medical, Inc., or Alere Medical, ParadigmHealth, Inc., or ParadigmHealth, and more recently, Matria Healthcare, Inc., or Matria. Today, Matria, ParadigmHealth and Alere Medical, each a leader in their respective areas, are united as one business under the name Alere. Alere is a leader in the health management field offering a broad range of services aimed at lowering costs for health plans, hospitals, employers and patients. Our health management services are focused in the areas of women’s and children’s health, cardiology and oncology. We are confident that our ability to offer near patient monitoring tools combined with value-added healthcare services will improve care and lower healthcare costs for both providers and patients.
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
     Net revenue increased by $59.3 million, or 15%, to $460.4 million for the three months ended June 30, 2009, from $401.1 million for the three months ended June 30, 2008. Revenue increased primarily as a result of our health management segment which provided $30.1 million of incremental revenue, comparing the three months ended June 30, 2009 to the three months ended June 30, 2008. Additionally, as a result of the H1N1 flu outbreak, revenues from our North American flu sales increased approximately $13.9 million comparing the three months ended June 30, 2009 to the three months ended June 30, 2008. Organic growth from our professional diagnostics business segment contributed to the increase in net revenue during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. Net revenue increased by $130.9 million, or 17%, to $904.3 million for the six months ended June 30, 2009, from $773.4 million for the six months ended June 30, 2008. Revenue increased primarily as a result of our health management segment which provided $107.0 million of incremental revenue, comparing the six months ended June 30, 2009 to the six months ended June 30, 2008. Organic growth from our professional diagnostics business segment contributed to the increase in net revenue during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.
     For the three and six months ended June 30, 2009, we generated net income of $4.5 million and $10.8 million, respectively, compared to a net loss of $30.3 million and $34.5 million, for the three and six months ended June 30, 2008, respectively.
Results of Operations
     Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue increased by $60.4 million, or 15%, to $456.7 million for the three months ended June 30, 2009, from $396.3 million for the three months ended June 30, 2008. Excluding the impact of currency translation, net product sales and services revenue for the three months ended June 30, 2009 increased by $75.8 million, or 19%, compared to the three months ended June 30, 2008. Total net product sales and services revenue increased by $133.9 million, or 18%, to $891.5 million for the six months ended June 30, 2009, from $757.7 million for the six months ended June 30, 2008. Excluding the impact of currency translation, net product sales and services revenue for the six months ended June 30, 2009 increased by $166.2 million, or 22%, compared to the six months ended June 30, 2008. Net product sales and services revenue by business segment for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
Professional diagnostics	$280,475	$250,383	12%	$541,913	$510,018	6%
Health management	122,511	92,458	33%	244,678	137,688	78%
Consumer diagnostics	31,986	33,496	(5)%	64,474	69,503	(7)%
Vitamins and nutritional supplements	21,738	19,952	9%	40,445	40,441	—%

Total net product sales and services revenue	$456,710	$396,289	15%	$891,510	$757,650	18%

Professional Diagnostics
     Net product sales and services revenue from our professional diagnostics business segment increased by $30.1 million, or 12%, comparing the three months ended June 30, 2009 to the three months ended June 30, 2008. Excluding the impact from currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $43.7 million, or 17%, comparing the three months ended June 30, 2009 to the three months ended June 30, 2008. As a result of the H1N1 flu outbreak, revenues from our North American flu sales increased approximately $13.9 million comparing the three months ended June 30, 2009 to the three months ended June 30, 2008. Acquisitions contributed $14.5 million of net product sales and services revenue in excess of those in the comparable period in 2008. Organic growth contributed to the increase in net revenue during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008.
     Net product sales and services revenue from our professional diagnostics business segment increased by $31.9 million, or 6%, comparing the six months ended June 30, 2009 to the six months ended June 30, 2008. Excluding the impact from currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $59.4 million, or 12%, comparing the six months ended June 30, 2009 to the six months ended June 30, 2008. Acquisitions contributed $23.1 million of net product sales and services revenue in excess of those in the comparable period in 2008. Organic growth contributed to the increase in net revenue during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.
Health Management
     Net product sales and services revenue from our health management business segment increased by $30.1 million, or 33%, comparing the three months ended June 30, 2009 to the three months ended June 30, 2008. Net product sales and services revenue from our health management business segment increased by $107.0 million, or 78%, comparing the six months ended June 30, 2009 to the six months ended June 30, 2008. The increase in net product sales and services revenue is primarily a result of our acquisition of Matria in May 2008, which contributed an additional $32.4 million and $103.0 million in net product sales and services revenue during the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008.
Consumer Diagnostics
     Net product sales and services revenue from our consumer diagnostics business segment decreased by $1.5 million, or 5%, comparing the three months ended June 30, 2009 to the three months ended June 30, 2008. Net product sales and services revenue from our consumer diagnostics business segment decreased by $5.0 million, or 7%, comparing the six months ended June 30, 2009, to the six months ended June 30, 2008. The decrease during the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008, was primarily driven by a decrease of approximately $0.5 million and $3.1 million, respectively, of manufacturing revenue associated with our manufacturing agreement with Swiss Precision Diagnostics, or SPD, our consumer diagnostics joint venture with The Procter and Gamble Company, or P&G, whereby we manufacture and sell consumer diagnostic products to the joint venture. The decrease in manufacturing revenue associated with the manufacturing agreement with the joint venture can be partially attributed to lower product revenues sold by the joint venture during the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008.

Vitamins and Nutritional Supplements
     Our vitamins and nutritional supplements net product sales and services revenue increased by $1.8 million, or 9%, comparing the three months ended June 30, 2009 to the three months ended June 30, 2008, and was relatively flat comparing the six months ended June 30, 2009 to the six months ended June 30, 2008. The increase during the three months ended June 30, 2009 is primarily a result of organic growth from our existing customers.
     License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by approximately $1.2 million, or 24%, to $3.7 million for the three months ended June 30, 2009, from $4.8 million for the three months ended June 30, 2008, and decreased by approximately $3.0 million, or 19%, to $12.7 million for the six months ended June 30, 2009, from $15.7 million for the six months ended June 30, 2008. The decrease in license and royalty revenue during the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, was largely attributed to an overall decrease in royalty payments received under existing licensing agreements. Gross profit for the three months ended June 30, 2008 included a $0.3 million charge related to the write up to fair market value of inventory acquired in connection with our first quarter of 2008 acquisitions of BBI Holdings Plc, or BBI and Panbio Limited, or Panbio.
     Gross Profit and Margin. Gross profit increased by $32.9 million, or 16%, to $239.0 million for the three months ended June 30, 2009, from $206.1 million for the three months ended June 30, 2008. Gross profit for the three months ended June 30, 2009 benefited from the additional gross margin provided by Matria, which contributed $18.8 million of gross margin in excess of the gross margin provided in the prior year’s comparative period. Restructuring charges associated with our various restructuring plans to integrate our businesses totaling $1.5 million were included in cost of net revenue during the three months ended June 30, 2009, representing a decrease of approximately $3.2 million from the comparable period in 2008.
     Gross profit increased by $86.7 million, or 22%, to $473.2 million for the six months ended June 30, 2009, from $386.5 million for the six months ended June 30, 2008. Gross profit for the six months ended June 30, 2009 benefited from the additional gross margin provided by Matria, which contributed $60.7 million of gross margin in excess of the gross margin provided in the prior year’s comparative period. Restructuring charges associated with various restructuring plans to integrate our business totaling $3.6 million were included in cost of net revenue during the six months ended June 30, 2009, representing a decrease of approximately $10.9 million from the comparable period in 2008. Gross profit for the six months ended June 30, 2008 included a $2.0 million charge related to the write up to fair market value of inventory acquired in connection with our first quarter of 2008 acquisitions of BBI and Panbio.
     Cost of sales included amortization expense of $10.2 million and $11.7 million for the three months ended June 30, 2009 and June 30, 2008, respectively, and $20.2 million and $23.7 million for the six months ended June 30, 2009 and June 30, 2008, respectively.
     Overall gross margin was 52% for both the three and six months ended June 30, 2009, respectively, compared to 51% and 50% for the three and six months ended June 30, 2008, respectively.
     Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from total net product sales and services revenue increased by $34.2 million, or 17%, to $237.2 million for the three months ended June 30, 2009, from $203.0 million for the three months ended June 30, 2008. Gross profit from total net product sales and services revenue increased by $87.2 million, or 23%, to $463.8 million for the six months ended June 30, 2009, from $376.6 million for the six months ended June 30, 2008. Gross profit from net product sales and services revenue by business segment for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2009	2008	Change	2009	2008	Change
Professional diagnostics	$163,479	$141,752	15%	$318,964	$283,783	12%
Health management	66,829	51,764	29%	134,489	74,068	82%
Consumer diagnostics	5,885	7,442	(21)%	9,559	13,610	(30)%
Vitamins and nutritional supplements	1,017	2,064	(51)%	788	5,162	(85)%

Total gross profit from net product sales and services revenue	$237,210	$203,022	17%	$463,800	$376,623	23%

Professional Diagnostics
     Gross profit from net product sales and services revenue from our professional diagnostics business segment increased by $21.7 million, or 15%, to $163.5 million during the three months ended June 30, 2009, compared to $141.8 million for the three months ended June 30, 2008. The increase in gross profit was largely attributed to the increase in net product sales and services revenue, as discussed above. Restructuring charges associated with our various restructuring plans to integrate our businesses totaling $1.5 million were included in cost of net product sales and services revenue during the three months ended June 30, 2009, representing a decrease of approximately $3.2 million from the comparable period in 2008. Gross profit for the three months ended June 30, 2008 included a $0.3 million charge related to the write up to fair market value of inventory acquired in connection with our first quarter of 2008 acquisitions of BBI and Panbio.
     Gross profit from net product sales and services revenue from our professional diagnostics business segment increased by $35.2 million, or 12%, to $319.0 million during the six months ended June 30, 2009, compared to $283.8 million for the six months ended June 30, 2008. The increase in gross profit was largely attributed to the increase in net product sales and services revenue, as discussed above. Restructuring charges associated with our various restructuring plans to integrate our businesses totaling $3.6 million were included in cost of net product sales and services revenue during the six months ended June 30, 2009, representing a decrease of approximately $10.9 million from the comparable period in 2008. Gross profit for the six months ended June 30, 2008 included a $2.0 million charge related to the write up to fair market value of inventory acquired in connection with our first quarter of 2008 acquisitions of BBI and Panbio.
     As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2009 was 58% and 59%, respectively, compared to 57% and 56% for the three and six months ended June 30, 2008, respectively.
Health Management
     Gross profit from net product sales and services revenue from our health management business segment increased by $15.1 million, or 29%, to $66.8 million during the three months ended June 30, 2009, compared to $51.8 million during the three months ended June 30, 2008. Gross profit from net product sales and services revenue from our health management business segment increased by $60.4 million, or 82%, to $134.5 million during the six months ended June 30, 2009 compared to $74.1 million during the six months ended June 30, 2008. The increase in gross profit from net product sales and services revenue from our health management business segment is primarily a result of our acquisition of Matria in May 2008, which contributed an additional $18.8 million and $60.7 million in gross profit from net product sales and services revenue during the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008.
     As a percentage of our health management net product sales and services revenue, gross margin for both the three and six months ended June 30, 2009 was 55%, compared to 56% and 54% for the three and six months ended June 30, 2008, respectively.
Consumer Diagnostics
     Gross profit from net product sales and services revenue from our consumer diagnostics business segment decreased by $1.6 million, or 21%, to $5.9 million for the three months ended June 30, 2008, compared to $7.4 million for the three months ended June 30, 2008. The decrease in gross profit is primarily a result of decreased net product sales and services revenue during the three months ended June 30, 2009, compared to the three months ended June 30, 2008.
     Gross profit from net product sales and services revenue from our consumer diagnostics business segment decreased by $4.1 million, or 30%, to $9.6 million for the six months ended June 30, 2009, compared to $13.6 million for the six months ended June 30, 2008. The decrease in gross profit is primarily a result of decreased net product sales and services revenue during the six months ended June 30, 2009, compared to the six months ended June 30, 2008.

     As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2009 was 18% and 15%, respectively, compared to 22% and 20% for the three and six months ended June 30, 2008, respectively.
Vitamins and Nutritional Supplements
     Gross profit from our vitamins and nutritional supplements business decreased by $1.0 million, or 51%, to $1.0 million from $2.1 million, comparing the three months ended June 30, 2009 to the three months ended June 30, 2008. The decrease is primarily the result of product sales mix during the three months ended June 30, 2009, compared to the three months ended June 30, 2008.
     Gross profit from our vitamins and nutritional supplements business decreased by $4.4 million, or 85%, to $0.8 million from $5.2 million, comparing the six months ended June 30, 2009 to the six months ended June 30, 2008. The decrease is primarily the result of product sales mix during the six months ended June 30, 2009, compared to the six months ended June 30, 2008.
     As a percentage of net product sales and services revenue, gross margin for our vitamins and nutritional supplements business was approximately 5% and 2%, for the three and six months ended June 30, 2009, respectively, compared to 10% and 13%, for the three and six months ended June 30, 2008, respectively.
     Research and Development Expense. Research and development expense decreased by $3.8 million, or 13%, to $26.0 million for the three months ended June 30, 2009, from $29.8 million for the three months ended June 30, 2008. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $0.2 million were included in research and development expense during the three months ended June 30, 2009, representing a decrease of approximately $3.0 million from the comparable period in 2008. Additionally, research and development expense during the three months ended June 30, 2009 benefited from approximately $1.8 million in exchange rate differences, as compared to the three months ended June 30, 2008.
     Research and development expense decreased by $7.6 million, or 13%, to $53.1 million for the six months ended June 30, 2009, from $60.7 million for the six months ended June 30, 2008. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $0.8 million were included in research and development expense during the six months ended June 30, 2009, representing a decrease of approximately $5.8 million from the comparable period in 2008. Additionally, research and development expense during the six months ended June 30, 2009 benefited from approximately $3.8 million in exchange rate differences, as compared to the six months ended June 30, 2008.
     Amortization expense of $1.4 million and $2.3 million was included in research and development expense for the three and six months ended June 30, 2009, respectively, as compared to $1.0 million and $1.8 million for the three and six months ended June 30, 2008, respectively.
     Research and development expense as a percentage of net revenue was 6% for both the three and six months ended June 30, 2009, compared to 7% and 8% for the three and six months ended June 30, 2008, respectively.
     Sales and Marketing Expense. Sales and marketing expense increased by $6.6 million, or 7%, to $103.2 million for the three months ended June 30, 2009, from $96.7 million for the three months ended June 30, 2008. Sales and marketing expense increased by $26.0 million, or 15%, to $202.7 million for the six months ended June 30, 2009, from $176.7 million for the six months ended June 30, 2008. The increase in sales and marketing expense for both periods primarily relates to additional spending related to newly-acquired businesses.
     Amortization expense of $43.9 million and $85.3 million was included in sales and marketing expense for the three and six months ended June 30, 2009, respectively, and $37.2 million and $64.2 million for the three and six months ended June 30, 2008, respectively.
     Sales and marketing expense as a percentage of net revenue was 22% for both the three and six months ended June 30, 2009, compared to 24% and 23% for the three and six months ended June 30, 2008, respectively.

     General and Administrative Expense. General and administrative expense increased by approximately $7.1 million, or 9%, to $83.3 million for the three months ended June 30, 2009, from $76.1 million for the three months ended June 30, 2008. General and administrative expense increased by approximately $32.0 million, or 24%, to $162.8 million for the six months ended June 30, 2009 from $130.8 million for the six months ended June 30, 2008. The increase in general and administrative expense for both the three and six month periods relates primarily to additional spending related to newly-acquired businesses. Contributing to the increase in general and administrative expense for the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, was a write-off in the amount of $1.7 million and $6.4 million, respectively, for acquisition-related costs recorded in connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141-R, Business Combinations, on January 1, 2009. In addition, legal spending increased $3.0 million and $4.5 million for the three and six months ended June 30, 2009, respectively, as compared to the three and six months ended June 30, 2008.
     Amortization expense of $5.5 million and $11.6 million was included in general and administrative expense for the three and six months ended June 30, 2009, respectively, as compared to $4.8 million and $5.0 million for the three and six months ended June 30, 2008, respectively.
     General and administrative expense as a percentage of net revenue was 18% for both the three and six months ended June 30, 2009, compared to 19% and 17% for the three and six months ended June 30, 2008, respectively.
     Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs. Interest expense in 2009 also includes the amortization of original issue discounts associated with certain debt issuances. Interest expense decreased by $5.9 million, or 20%, to $23.6 million for the three months ended June 30, 2009, from $29.5 million for the three months ended June 30, 2008. Interest expense decreased by $13.7 million, or 25%, to $41.5 million for the six months ended June 30, 2009, from $55.2 million for the six months ended June 30, 2008. Such decrease was principally due to lower interest rates charged during the three and six months ended June 30, 2009, compared to the three and six months ended June 30, 2008. Partially offsetting the decrease in interest expense due to lower rates, was additional interest expense incurred on our 9% subordinated notes totaling $5.2 million for the three and six months ended June 30, 2009.
     Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008	Change	2009	2008	Change
Interest income	$639	$1,318	$(679)	$928	$5,134	$(4,206)
Foreign exchange gains (losses), net	1,787	(1,611)	3,398	(1,243)	(1,851)	608
Other	274	(8,842)	9,116	216	(7,520)	7,736

Total other income (expense), net	$2,700	$(9,135)	$11,835	$(99)	$(4,237)	$4,138

     Interest income of $0.6 million and $0.9 million for the three and six months ended June 30, 2009, respectively, decreased by $0.7 million and $4.2 million, compared to the three and six months ended June 30, 2008, respectively. This decrease is primarily the result of less interest earned on lower cash balances.
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
     Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes increased by $9.7 million, to a $2.0 million provision for the three months ended June 30, 2009, from a benefit of $7.7 million for the three months ended June 30, 2008. The provision (benefit) for income taxes increased by $14.3 million, to a $5.7 million provision for the six months ended June 30, 2009, from a $8.6 million benefit for the six months ended June 30, 2008. The effective tax rate was 30.6% and 34.5% for the three and six months ended June 30, 2009, compared to

20.2% and 19.9% for the three and six months ended June 30, 2008. The income tax provision for the six months ended June 30, 2009 relates to federal, foreign and state income tax provisions. The income tax benefit for the six months ended June 30, 2008 is primarily related to the recognition of the federal income tax benefit and foreign income tax benefits for various foreign subsidiaries. The income tax provision increase is primarily due to the federal and state income tax provisions as a result of increased domestic earnings.
     Equity Earnings (Losses) in Unconsolidated Entities, Net of Tax. Equity earnings (losses) in unconsolidated entities is reported net of tax and includes our share of earnings (losses) in entities that we account for under the equity method of accounting. Equity earnings (losses) in unconsolidated entities, net of tax, for the three and six months ended June 30, 2009 reflects the following: (i) income from our 50% interest in our joint venture with P&G in the amount of $0.3 million and $2.4 million, respectively, (ii) earnings from our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.1 million for both of the respective periods, and (iii) earnings from our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.6 million and $1.0 million, respectively. Equity earnings (losses) in unconsolidated entities, net of tax, for the three and six months ended June 30, 2008 reflects the following: (i) losses from our 50% interest in our joint venture with P&G in the amount of $3.6 million and $3.0 million, respectively, (ii) earnings from our 40% interest in Vedalab in the amount of $0.1 million and $35,000, respectively, and (iii) earnings from our 49% interest in TechLab in the amount of $0.6 million and $1.0 million, respectively. Included in our equity losses from our 50% joint venture with P&G are restructuring charges associated with the announced closure of our Unipath facility located in Bedford, England.
     Net Income (Loss). For the three months ended June 30, 2009, we generated net income of $4.5 million, or a net loss of $0.02 per basic and diluted common share after preferred stock dividends, based on net loss available to common stockholders of $1.2 million, compared to net loss of $30.3 million, or $0.43 per basic and diluted common share, based on net loss available to common stockholders of $33.5 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, we generated net income of $10.8 million, or a net loss of $0.01 per basic and diluted common share after preferred stock dividends, based on net loss available to common stockholders of $0.4 million, compared to net loss of $34.5 million, or $0.49 per basic and diluted common share, based on net loss available to common stockholders of $37.6 million for the six months ended June 30, 2008. The net income for the three and six months ended June 30, 2009, compared to the net loss for the three and six months ended June 30, 2008, primarily resulted from the various factors as discussed above. See Note 5 of the accompanying consolidated financial statements for the calculation of net loss per common share.
Liquidity and Capital Resources
     Based upon our current working capital position, current operating plans and expected business conditions, we currently expect to fund our short and long-term working capital needs and other commitments primarily through our operating cash flow, and we expect our working capital position to improve as we improve our operating margins and grow our business through new product introductions and by continuing to leverage our strong intellectual property position. At this point in time, our liquidity has not been materially impacted by the recent and unprecedented disruption in the current capital and credit markets and we do not expect that it will be materially impacted in the near future. However, because of the unprecedented nature and severity of the on-going financial crisis in the capital and credit markets, we cannot predict with certainty the ultimate impact of these events on us. We will therefore continue to closely monitor our liquidity and capital resources.
     In addition, we may also utilize our revolving credit facility, or other sources of financing, to fund a portion of our capital needs and other future commitments, including future acquisitions. We recently announced our intention to offer and sell up to $150.0 million aggregate principal amount of additional debt securities; however, there can be no assurance that any sale of debt securities will be completed. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
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
     9% Senior Subordinated Notes
     On May 12, 2009, we completed the sale of $400.0 million aggregate principal amount of 9% senior subordinated notes due 2016, or the 9% subordinated notes, in a public offering. Net proceeds from this offering amounted to $379.5 million, which was net of underwriters’ commissions and original issue discount totaling approximately $20.5 million. The net proceeds are intended to be used for general corporate purposes.
     The 9% subordinated notes, which were issued under an Indenture dated May 12, 2009 and a First Supplemental Indenture dated May 12, 2009, or, collectively, the Indenture, accrue interest from the date of their issuance, or May 12, 2009, at the rate of 9% per year. Interest on the notes are payable semi-annually on May 15 and November 15, commencing on November 15, 2009. The notes mature on May 15, 2016, unless earlier redeemed.
     We may redeem the 9% subordinated notes, in whole or part, at any time on or after May 15, 2013, by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to (but excluding) the redemption date. The premium declines from 4.50% during the twelve months on or after May 15, 2013 to 2.25% during the twelve months on or after May 15, 2014 to zero on and after May 15, 2015. At any time prior to May 15, 2012, we may redeem up to 35% of the aggregate principal amount of the 9% subordinated notes with money that we raise in certain equity offerings so long as (i) we pay 109% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to (but excluding) the redemption date; (ii) we redeem the notes within 90 days of completing such equity offering; and (iii) at least 65% of the aggregate principal amount of the 9% subordinated notes remains outstanding afterwards. In addition, at any time prior to May 15, 2013, we may redeem some or all of the 9% subordinated notes by paying the principal amount of the notes being redeemed plus the payment of a make-whole premium, plus accrued and unpaid interest to (but excluding) the redemption date.
     If a change of control occurs, subject to specified conditions, we must give holders of the 9% subordinated notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to (but excluding) the date of the purchase.
     If we or our subsidiaries engage in asset sales, we or they generally must either invest the net cash proceeds from such sales in our or their businesses within a specified period of time, prepay senior debt or make an offer to purchase a principal amount of the 9% subordinated notes equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.
     The 9% subordinated notes are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including our borrowing under our senior credit facilities. Our obligations under the 9% subordinated notes and the Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt.
     The Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets (taken as a whole). These covenants are subject to certain exceptions and qualifications.

     Interest expense related to our 9% subordinated notes for both the three and six months ended June 30, 2009, including amortization of deferred financing costs and original issue discounts, was $5.2 million. As of June 30, 2009, accrued interest related to the 9% subordinated notes amounted to $4.9 million.
     Secured Credit Facility
     As of June 30, 2009, we had approximately $1.0 billion in aggregate principal amount of indebtedness outstanding under our First Lien Credit Agreement, $250.0 million in aggregate principal amount of indebtedness outstanding under our Second Lien Credit Agreement (collectively with the First Lien Credit Agreement, the secured credit facilities), $387.7 million in indebtedness under our outstanding 9% subordinated notes and $150.0 million in indebtedness under our outstanding 3% senior subordinated convertible notes, or the senior subordinated convertible notes. Included in the secured credit facilities is a revolving line-of-credit of $150.0 million, of which $142.0 million was outstanding as of June 30, 2009.
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
     For the three and six months ended June 30, 2009, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $15.9 million and $31.8 million, respectively. As of June 30, 2009, accrued interest related to the secured credit facilities amounted to $0.9 million. As of June 30, 2009, we were in compliance with all debt covenants related to the secured credit facility, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.
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
     3% Senior Subordinated Convertible Notes

     In May 2007, we sold $150.0 million aggregate principal amount of 3% senior subordinated convertible notes, or senior subordinated convertible notes. At June 30, 2009, we had $150.0 million in indebtedness under our senior subordinated convertible notes. The senior subordinated convertible notes are convertible into 3.4 million shares of our common stock at a conversion price of $43.98 per share.
     Interest expense related to our senior subordinated convertible notes for the three and six months ended June 30, 2009, including amortization of deferred financing costs, was $1.2 million and $2.5 million, respectively. As of June 30, 2009, accrued interest related to the senior subordinated convertible notes amounted to $0.6 million.
     Series B Convertible Perpetual Preferred Stock
     As of June 30, 2009, we had 1.9 million shares of our Series B preferred stock issued and outstanding. Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of these shares of Series B preferred stock, we may, at our option and in our sole discretion, satisfy the entire conversion obligation in cash, or through a combination of cash and common stock, to the extent permitted under our secured credit facilities and under Delaware law. There were no conversions as of June 30, 2009.
Summary of Changes in Cash Position
     As of June 30, 2009, we had cash and cash equivalents of $424.0 million, a $282.7 million increase from December 31, 2008. Our primary sources of cash during the six months ended June 30, 2009, included $180.3 million generated by our operating activities, $381.7 million of net proceeds of which $387.5 million related to the issuance of our 9% subordinated notes, offset by $5.8 million in repayments on other long-term debt, a $11.5 million return of capital, of which $10.0 million was from our 50/50 joint venture with P&G, and $8.6 million from common stock issuances under employee stock option and stock purchase plans. Our primary uses of cash during the six months ended June 30, 2009 related to $99.8 million net cash paid for acquisitions and transactional costs, $50.2 million of capital expenditures, $10.8 million paid for financing costs principally related to the issuance of our 9% subordinated notes, $9.0 million related to net repayments under our senior secured credit facilities and capital lease obligations and an increase in our restricted cash balance of $140.1 million primarily related to an escrow account established in connection with our anticipated acquisition of Concateno plc., or Concateno. Fluctuations in foreign currencies positively impacted our cash balance by $6.1 million during the six months ended June 30, 2009.
Cash Flows from Operating Activities
     Net cash provided by operating activities during the six months ended June 30, 2009 was $180.3 million, which resulted from net income of $10.8 million, $156.8 million of non-cash items and $12.6 million of cash provided by decreases in net working capital during the period. The $156.8 million of non-cash items included, among various other items, $145.6 million related to depreciation and amortization, $3.4 million related to the impairment of assets, $12.5 million related to non-cash stock-based compensation expense, $3.6 million of interest expense related to the amortization of deferred financing costs and original issue discounts, partially offset by a $9.2 million decrease related to the recognition of a tax benefit for current year losses and $3.5 million in equity earnings in unconsolidated entities.
Cash Flows from Investing Activities
     Our investing activities during the six months ended June 30, 2009 utilized $141.6 million of cash, including $99.8 million net cash paid for acquisitions and transaction-related costs, $49.6 million of capital expenditures, net of proceeds from the sale of equipment, partially offset by a $7.8 million decrease in investments and other assets, of which $10.0 million related to a return of capital from our 50/50 joint venture with P&G.
Cash Flows from Financing Activities

     Net cash provided by financing activities during the six months ended June 30, 2009 was $238.0 million. Financing activities during the six months ended June 30, 2009 primarily included $381.7 million of net proceeds of which $387.5 million related to the issuance of our 9% subordinated notes, offset by $5.8 million in repayments on other long-term debt, $8.6 million cash received from common stock issuances under employee stock option and stock purchase plans offset by an increase in our restricted cash balance of $140.1 million primarily related to an escrow account established in connection with our anticipated acquisition of Concateno, $10.8 million paid for financing costs related to certain debt issuances and $9.0 million related to net repayments under our senior secured credit facilities and capital lease obligations.
     As of June 30, 2009, we had an aggregate of $2.0 million in outstanding capital lease obligations which are payable through 2014.
     Income Taxes
     As of December 31, 2008, we had approximately $256.6 million of domestic net operating loss, or NOL, carryforwards and $15.9 million of foreign NOL carryforwards, respectively, which either expire on various dates through 2027 or may be carried forward indefinitely. These losses are available to reduce federal, state and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic NOL carryforward amount at December 31, 2008 included approximately $199.2 million of pre-acquisition losses at Matria, Alere Medical, Paradigm Health, Biosite, Cholestech, Diamics, Inc., or Diamics, HemoSense, IMN, Ischemia and Ostex. Prior to adoption of SFAS No. 141-R, Business Combinations, the benefit of these losses through valuation allowances release, were applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense. Upon adoption of SFAS No. 141-R, the reduction of a valuation allowance is generally recorded to reduce our income tax expense. Also included in our domestic NOL carryforwards at December 31, 2008 is approximately $17.5 million resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax.
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
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of June 30, 2009.
Contractual Obligations
     The following table summarizes our principal contractual obligations as of June 30, 2009 that have changed significantly since December 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008 but omitted in the table below represent those that have not changed significantly since that date (in thousands):

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	Thereafter
Contractual Obligations
Long-term debt obligations (1)	$2,200,579	$38,528	$106,855	$101,733	$1,953,463
Operating lease obligations	110,211	15,070	38,850	22,207	34,084
Purchase obligations — capital expenditures	14,994	13,180	1,814	—	—
Purchase obligations — other (2)	60,064	59,087	820	157	—
Acquisition-related consideration (3)	98,812	68,825	29,987	—	—

	$2,484,660	$194,690	$178,326	$124,097	$1,987,547

(1)	Long-term debt obligations includes original issue discounts and interest expense associated with the 9% senior subordinated notes and the 3% senior subordinated convertible notes.

(2)	Other purchase obligations relate to inventory purchases and other operating expense commitments

(3)	Includes $87.9 million of deferred payments associated with the acquisition of the ACON Second Territory Business and $10.8 million of contingent consideration payments described below.
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
     With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. As of June 30, 2009, the remaining contingent consideration to be earned is approximately $7.3 million.
     With respect to Bio-Stat, the terms of the acquisition provide for contingent consideration payable in the form of loan notes to the Bio-Stat shareholders, if certain EBITDA (earnings before interest, taxes, depreciation and amortization) milestones were met for 2007. The EBITDA milestones were met in 2007 and loan notes totaling £3.4 million ($6.2 million) were issued during the third quarter of 2008. As of June 30, 2009, the loan notes remain outstanding with an approximate value of £3.4 million ($5.6 million).
     With respect to Gabmed, the terms of the acquisition agreement provide for contingent consideration totaling up to €750,000 payable in up to five annual amounts beginning in 2007, upon successfully meeting certain revenue and EBIT (earnings before interest and taxes) milestones in each of the respective annual periods. The 2007 milestone, totaling €0.1 million ($0.2 million), earned and paid during 2008. As of June 30, 2009, the remaining contingent consideration to be earned is approximately €0.7 million ($0.9 million).
     With respect to Vision, the terms of the acquisition agreement provide for incremental consideration payable to the former Vision shareholders. The maximum amount of incremental consideration payable is approximately $3.2 million, of which $1.0 million is guaranteed and accrued as of June 30, 2009. The remaining contingent consideration is payable upon the completion of certain milestones and successfully maintaining certain production levels and product costs during each of the two years following the acquisition date. As of June 30, 2009, no milestones have been met.
     With respect to our most recently-acquired healthcare business, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets for the twelve months ending June 30, 2009 and December 31, 2010, respectively. The revenue milestone for the twelve months ended June 30, 2009 totaling approximately $4.2 million was earned and accrued as of June 30, 2009.
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, bad debt, inventory, valuation of long-lived assets, including intangible assets and goodwill, income taxes including any valuation allowance for our net deferred tax assets, contingencies and litigation, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
     There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2008. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K , as amended, for the year ended December 31, 2008.
Recent Accounting Pronouncements
     See Note 18 in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.
SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. There may be events in the future that we are not able to predict accurately or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We caution investors that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those we discuss in this report. These differences may be the result of various factors, including those factors described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2008 and other risk factors identified herein or from time to time in our periodic filings with the SEC. Some important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:
•	our inability to predict the effects of the current national and worldwide financial and economic crisis, including disruptions in the capital and credit markets;

•	our inability to predict the effects of anticipated United States national healthcare reform legislation and similar initiatives in other countries;

•	economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and the potential effect of such fluctuations on revenues, expenses and resulting margins;

•	competitive factors, including technological advances achieved and patents attained by competitors and general competition;

•	domestic and foreign healthcare changes resulting in pricing pressures, including the continued consolidation among healthcare providers, trends toward managed care and healthcare cost containment and government laws and regulations relating to sales and promotion, reimbursement and pricing generally;

•	government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products, licensing and environmental protection;

•	manufacturing interruptions, delays or capacity constraints or lack of availability of alternative sources for components for our products, including our ability to successfully maintain relationships with suppliers, or to put in place alternative suppliers on terms that are acceptable to us;

•	difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals or clearances in the United States and abroad and the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights which can preclude or delay commercialization of a product;

•	significant litigation adverse to us, including product liability claims, patent infringement claims and antitrust claims;

•	product efficacy or safety concerns resulting in product recalls or declining sales;

•	the impact of business combinations and organizational restructurings consistent with evolving business strategies;

•	our ability to satisfy the financial covenants and other conditions contained in the agreements governing our indebtedness;

•	our ability to effectively manage the integration of our acquisitions into our operations;

•	our ability to obtain required financing on terms that are acceptable to us; and

•	the issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board or the SEC.
     The foregoing list provides many, but not all, of the factors that could impact our ability to achieve the results described in any forward-looking statement. Readers should not place undue reliance on our forward-looking statements. Before you invest in our securities, you should be aware that the occurrence of the events described above and elsewhere in this report could seriously harm our business, prospects, operating results and financial condition. We do not undertake any obligation to update any forward-looking statement as a result of future events or developments.
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
     Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At June 30, 2009, our short-term investments approximated market value.
     At June 30, 2009, we had term loans in the amount of $955.9 million and a revolving line-of-credit available to us of up to $150.0 million, of which $142.0 million was outstanding as of June 30, 2009, under our First Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate

Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At June 30, 2009, we also had term loans in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
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
     Assuming no changes in our leverage ratio, which would affect the margin of the interest rates under the credit agreements, the effect of interest rate fluctuations on outstanding borrowings as of June 30, 2009 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase
Interest rates increase by 100 basis points	$4,979
Interest rates increase by 200 basis points	$9,958
Foreign Currency Risk
     We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three and six months ended June 30, 2009, the net impact of foreign currency changes on transactions was a gain of $1.8 million and a loss of $1.2 million, respectively. Generally, we do not use derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures.
     Gross margins of products we manufacture at our European plants and sell in U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 50.6% for the three months ended June 30, 2009. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended June 30, 2009, our gross margin on total net product sales would have been 50.7%, 50.8% and 50.9%, respectively. Our gross margin on total net product sales was 50.7% for the six months ended June 30, 2009. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2009, our gross margin on total net product sales would have been 50.7%, 50.8% and 51.0%, respectively.

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

	Approximate	Approximate
	decrease in net	decrease in net
	revenue	income
If, during the three months ended June 30, 2009, the U.S. dollar was stronger by:
1%	$1,116	$51
5%	$5,578	$254
10%	$11,156	$508

	Approximate	Approximate
	decrease in net	decrease in net
	revenue	loss
If, during the six months ended June 30, 2009, the U.S. dollar was stronger by:
1%	$2,141	$123
5%	$10,707	$613
10%	$21,413	$1,226
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There are no material changes or additions to any of the material pending legal proceedings or other matters previously disclosed in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, or in Part II, Item 1, “Legal Proceedings” of any Quarterly Report filed subsequent to the Annual Report on Form 10-K.
     We have also previously disclosed certain claims in the ordinary course and other matters, including a securities class action filed against us and certain of our current and former officers and directors in the United States District Court for the District of Massachusetts in April 2008 by Pyramid Holdings Inc., a purchaser in our November 2007 public offering of our common stock. As of July 29, 2009, in response to our motion to dismiss, the Court dismissed plaintiffs’ amended class action complaint in its entirety and closed the case. Plaintiffs have 30 days from the date of the Court’s dismissal to file notice of appeal.
ITEM 1A. RISK FACTORS
     There have been no material changes from the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2008, as supplemented by any material changes or additions to such risk factors disclosed in Part II, Item 1A, “Risk Factors,” of any Quarterly Report on Form 10-Q filed subsequent to the Annual Report on Form 10-K, as amended. We note, however, that the risk factors relating to our substantial indebtedness and the agreements governing our indebtedness which are set forth in our Annual Report on Form 10-K, as amended, apply also to the $400.0 million of additional indebtedness incurred on May 12, 2009 pursuant to the 9% senior subordinated notes due 2016, and the Indenture governing those notes, as well as to other debt which we have incurred or may incur.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 9, 2009, we issued two 6% subordinated convertible promissory notes due December 29, 2015 having an aggregate face value of $1,700,000 in connection with the purchase of certain intellectual property. The subordinated convertible promissory notes are convertible at a price of $61.49 per share, subject to adjustment, in the event that the closing price of our common stock on each of 20 or more trading days within a 30 trading day period equals or exceeds 130% of the conversion price. We have the right to mandatorily convert the notes into shares of common stock if (x) prior to April 9, 2012, the closing price of our common stock during a defined measurement period exceeds 150% of the conversion price, or (y) after April 9, 2012, the closing price of our common stock during a defined measurement period exceeds 130% of the conversion price. We relied on the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act of 1933, as amended, and/or Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At the annual meeting of stockholders held on June 18, 2009, the following items were submitted to a vote of the holders of our common stock:
(1)	A proposal to re-elect Carol R. Goldberg, James Roosevelt, Jr. and Ron Zwanziger as Class II directors of our company. The other directors whose term of office continued after the meeting were: Eli Y. Adashi, M.D., Robert P. Khederian, John F. Levy, Jerry McAleer, Ph.D., John A. Quelch, David Scott, Ph.D. and Peter Townsend;

(2)	A proposal to approve an increase in the number of shares of common stock available for issuance under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan by 1,000,000 from 11,074,081 to 12,074,081;

(3)	A proposal to approve an increase in the number of shares of common stock available for issuance under the Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan by 1,000,000, from 1,000,000 to 2,000,000; and

(4)	A proposal to ratify the appointment of BDO Seidman, LLP as our independent registered public accountants for our fiscal year ending December 31, 2009.

     The holders of our common stock, being the only class of security holder entitled to vote on the annual meeting on these proposals, approved and adopted each proposal. The following table summarizes the votes for, against or withheld, as well as the number of broker non-votes with regard to each matter voted upon:

				Broker
Matter	For	Against	Withheld	Non-Votes
Election of:
Carol R. Goldberg	69,821,254	0	716,104	0
James Roosevelt, Jr.	69,969,730	0	567,628	0
Ron Zwanziger	69,296,711	0	1,240,647	0
Approval of an increase in the number of shares of common stock available for issuance under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan by 1,000,000, from 11,074,081 to 12,074,081	57,665,017	1,717,607	32,119	11,122,615
Approval of an increase in the number of shares of common stock available for issuance under the Employee Stock Purchase Plan by 1,000,000, from 1,000,000 to 2,000,000	59,034,940	346,889	32,914	11,122,615
Approval to ratify appointment of BDO Seidman, LLP as independent registered public accountants	70,301,367	163,798	72,193	0
ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description
1.1	Underwriting Agreement dated as of May 7, 2009 among Inverness Medical Innovations, Inc., the subsidiary guarantors named therein, UBS Securities LLC, Goldman, Sachs & Co., and Banc of America Securities LLC, as representatives of the several underwriters named in the Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)

4.1	Indenture dated as of May 12, 2009 between Inverness Medical Innovations, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)

4.2	First Supplemental Indenture dated as of May 12, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)

4.3	Second Supplemental Indenture dated as of June 9, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Form 8-A of Matria of New York Inc., dated June 9, 2009, filed on June 9, 2009)

4.4	Form of 9.00% Senior Subordinated Note due 2016 (included in Exhibit 4.2 above)

10.1	Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)

10.2	Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: August 7, 2009	/s/ DAVID TEITEL
David Teitel
Chief Financial Officer and an authorized officer