Form 10-Q
period 2009-09-30
INVERNESS MEDICAL INNOVATIONS INC
filed 2009-11-09
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of November 2, 2009 was 83,212,724.

INVERNESS MEDICAL INNOVATIONS, INC.
REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2009
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2008 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these factors as well as the “Special Statement Regarding Forward-Looking Statements” beginning on page 57 in this Quarterly Report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Inverness Medical Innovations, Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net product sales	$393,887	$305,266	$1,036,193	$918,484
Services revenue	134,075	127,768	383,279	272,200
License and royalty revenue	7,848	5,766	20,588	21,476

Net revenue	535,810	438,800	1,440,060	1,212,160

Cost of net product sales	189,689	153,103	506,485	470,160
Cost of services revenue	61,209	55,906	172,123	119,876
Cost of license and royalty revenue	1,944	1,643	5,290	7,484

Cost of net revenue	252,842	210,652	683,898	597,520

Gross profit	282,968	228,148	756,162	614,640
Operating expenses:
Research and development	27,720	25,693	80,811	86,426
Sales and marketing	117,304	104,607	319,997	281,297
General and administrative	87,338	84,601	250,157	215,390
Gain on disposition	(3,355)	—	(3,355)	—

Operating income	53,961	13,247	108,552	31,527
Interest expense, including amortization of deferred financing costs and original issue discounts	(30,582)	(23,600)	(72,093)	(78,762)
Other income (expense), net	957	(1,152)	858	(5,389)

Income (loss) before provision (benefit) for income taxes	24,336	(11,505)	37,317	(52,624)
Provision (benefit) for income taxes	6,253	(4,696)	11,927	(13,274)
Equity earnings of unconsolidated entities, net of tax	2,059	3,150	5,539	1,169

Net income (loss)	20,142	(3,659)	30,929	(38,181)
Preferred stock dividends	(5,843)	(5,393)	(17,056)	(8,500)

Net income (loss) available to common stockholders	$14,299	$(9,052)	$13,873	$(46,681)

Net income (loss) per common share — basic	$0.18	$(0.12)	$0.17	$(0.60)

Net income (loss) per common share — diluted	$0.17	$(0.12)	$0.17	$(0.60)

Weighted average common shares — basic	81,625	77,995	79,682	77,630

Weighted average common shares — diluted	83,418	77,995	81,110	77,630

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$555,871	$141,324
Restricted cash	3,098	2,748
Marketable securities	907	1,763
Accounts receivable, net of allowances of $13,287 and $12,835 at September 30, 2009 and December 31, 2008, respectively	363,054	280,608
Inventories, net	223,103	199,131
Deferred tax assets	90,054	104,311
Income tax receivable	5,948	6,406
Receivable from joint venture, net	—	12,018
Prepaid expenses and other current assets	73,368	74,234

Total current assets	1,315,403	822,543
Property, plant and equipment, net	324,020	284,483
Goodwill	3,425,684	3,046,083
Other intangible assets with indefinite lives	43,180	42,984
Core technology and patents, net	441,459	459,307
Other intangible assets, net	1,278,023	1,169,330
Deferred financing costs, net, and other non-current assets	71,523	46,884
Investments in unconsolidated entities	62,760	68,832
Marketable securities	1,074	591
Deferred tax assets	18,975	14,323

Total assets	$6,982,101	$5,955,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$18,881	$19,058
Current portion of capital lease obligations	731	451
Accounts payable	142,524	112,704
Accrued expenses and other current liabilities	307,277	233,132
Payable to joint venture, net	510	—

Total current liabilities	469,923	365,345

Long-term liabilities:
Long-term debt, net of current portion	2,133,215	1,500,557
Capital lease obligations, net of current portion	1,183	468
Deferred tax liabilities	506,074	462,787
Deferred gain on joint venture	288,625	287,030
Other long-term liabilities	104,398	60,335

Total long-term liabilities	3,033,495	2,311,177

Commitments and contingencies (Note 16)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference, $784,974 at September 30, 2009 and $751,479 at December 31, 2008); Authorized: 2,300 shares; Issued and outstanding: 1,962 shares at September 30, 2009 and 1,879 shares at December 31, 2008	688,578	671,501
Common stock, $0.001 par value; Authorized: 150,000 shares; Issued and outstanding: 82,667 shares at September 30, 2009 and 78,431 shares at December 31, 2008	83	78
Additional paid-in capital	3,166,743	3,029,694
Accumulated deficit	(362,661)	(393,590)
Accumulated other comprehensive loss	(14,060)	(28,845)

Total stockholders’ equity	3,478,683	3,278,838

Total liabilities and stockholders’ equity	$6,982,101	$5,955,360

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$30,929	$(38,181)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Interest expense related to amortization of deferred financing costs and original issue discounts	6,461	4,432
Depreciation and amortization	226,054	194,203
Non-cash stock-based compensation expense	20,287	19,716
Impairment of inventory	838	3,108
Impairment of long-lived assets	3,181	19,472
Loss on sale of property, plant and equipment	611	241
Equity earnings of unconsolidated entities, net of tax	(5,539)	(1,169)
Interest in minority investments	465	167
Deferred and other non-cash income taxes	(10,621)	(28,322)
Other non-cash items	1,069	3,779
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(40,607)	(33,657)
Inventories, net	(9,581)	(39,767)
Prepaid expenses and other current assets	3,037	(4,657)
Accounts payable	18,798	22,154
Accrued expenses and other current liabilities	(10,389)	(11,418)
Other non-current liabilities	10,306	4,210

Net cash provided by operating activities	245,299	114,311

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(74,730)	(47,014)
Proceeds from sale of property, plant and equipment	672	241
Cash paid for acquisitions and transactional costs, net of cash acquired	(397,467)	(614,175)
Net cash received from equity method investments	12,003	11,800
Increase in other assets	(5,056)	(8,558)

Net cash used in investing activities	(464,578)	(657,706)

Cash Flows from Financing Activities:
(Increase) decrease in restricted cash	(252)	138,219
Issuance costs associated with preferred stock	—	(351)
Cash paid for financing costs	(15,331)	(986)
Proceeds from issuance of common stock, net of issuance costs	15,539	18,566
Proceeds from long-term debt	631,176	—
Repayments of long-term debt	(8,344)	(10,680)
Net (repayments) proceeds from revolving lines-of-credit and other debt	(3,453)	138,270
Tax benefit on exercised stock options	2,152	420
Principal payments on capital lease obligations	(648)	(916)
Other	(115)	—

Net cash provided by financing activities	620,724	282,542

Foreign exchange effect on cash and cash equivalents	13,102	291

Net increase (decrease) in cash and cash equivalents	414,547	(260,562)
Cash and cash equivalents, beginning of period	141,324	414,732

Cash and cash equivalents, end of period	$555,871	$154,170

Supplemental Disclosure of Cash Flow Information:
Interest paid	$50,680	$73,355

Income taxes paid (refunded)	$21,439	$(1,847)

Supplemental Disclosure of Non-cash Activities:
Note issued for purchase of intangible assets	$1,700	$—

Equipment purchases under capital leases	$1,356	$395

Fair value of stock issued for acquisitions	$112,360	$673,803

Fair value of stock options exchanged	$2,881	$20,973

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
(2) Cash and Cash Equivalents
     We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2009, our cash equivalents consisted of money market funds.
(3) Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	September 30, 2009	December 31, 2008
Raw materials	$67,023	$45,161
Work-in-process	63,187	41,651
Finished goods	92,893	112,319

	$223,103	$199,131

(4) Stock-based Compensation
     We recorded stock-based compensation expense in our consolidated statements of operations of $7.8 million ($6.1 million, net of tax) and $20.3 million ($16.2 million, net of tax) and $7.0 million ($5.6 million, net of tax) and $19.7 million ($15.5 million, net of tax) for the three and nine-month periods ending September 30, 2009 and 2008, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$572	$365	$1,480	$999
Research and development	1,419	1,118	3,740	3,437
Sales and marketing	1,079	1,267	2,958	3,275
General and administrative	4,732	4,215	12,109	12,005

	$7,802	$6,965	$20,287	$19,716

     Included in the amounts above for general and administrative expense for the three and nine months ended September 30, 2009, is $1.0 million related to our assumption of certain Concateno plc, or Concateno, options. The expense relates to the acceleration of certain unvested Concateno employee options. See Note 8 regarding our acquisition of Concateno.
     We report excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended September 30, 2009 and 2008, there was $0.1 million and $0.1 million, respectively, of excess tax benefits generated from option exercises. For the nine months ended September 30, 2009 and 2008, there was $2.2 million and $0.4 million, respectively, of excess tax benefits generated from option exercises.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Our stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date of the award. The options generally vest over a four-year period, beginning on the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. We use a Black-Scholes option pricing model to calculate the grant-date fair value of options. The fair value of the stock options granted during the three and nine months ended September 30, 2009 and 2008 was calculated using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock Options:
Risk-free interest rate	2.58%	3.14%	2.19%	3.07%
Expected dividend yield	—	—	—	—
Expected term	5.20 years	5.19 years	5.20 years	5.19 years
Expected volatility	43.79%	37.80%	44.35%	38.17%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Employee Stock Purchase Plan:
Risk-free interest rate	0.33%	2.13%	0.30%	2.65%
Expected dividend yield	—	—	—	—
Expected term	184 days	184 days	183 days	183 days
Expected volatility	42.72%	53.87%	57.42%	49.24%
     A summary of the stock option activity for the nine months ended September 30, 2009 is as follows (in thousands, except price per share and contractual term):

			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic value
Options outstanding, January 1, 2009	10,155	$32.65
Exchanged	315	$29.78
Granted	965	$35.33
Exercised	(569)	$15.89
Canceled/expired /forfeited	(486)	$38.54

Options outstanding, September 30, 2009	10,380	$33.53	6.38 years	$91,394

Options exercisable, September 30, 2009	6,230	$29.57	4.89 years	$72,224

     The weighted average grant-date fair value under a Black-Scholes option pricing model of options granted during the nine months ended September 30, 2009 and 2008 was $14.72 per share and $11.80 per share, respectively. The weighted average grant-date fair value under a Black-Scholes option pricing model of options exchanged during the nine months ended September 30, 2009 was $13.38 per share. The total intrinsic value of options exercised during the three and nine months ended September 30, 2009 was $2.9 million and $9.3 million, respectively.
     As of September 30, 2009, there was $55.9 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.53 years.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(5) Net Income (Loss) Per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic net income (loss) per common share :

Numerator:
Net income (loss)	$20,142	$(3,659)	$30,929	$(38,181)
Less: Preferred stock dividends	5,843	5,393	17,056	8,500

Net income (loss) available to common stockholders	$14,299	$(9,052)	$13,873	$(46,681)

Denominator:
Weighted average common shares outstanding	81,625	77,995	79,682	77,630

Basic net income (loss) per common share	$0.18	$(0.12)	$0.17	$(0.60)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Diluted net income (loss) per common share :

Numerator:
Net income (loss)	$20,142	$(3,659)	$30,929	$(38,181)
Less: Preferred stock dividends	5,843	5,393	17,056	8,500

Net income (loss) available to common stockholders	$14,299	$(9,052)	$13,873	$(46,681)

Denominator:
Weighted average common shares outstanding	81,625	77,995	79,682	77,630
Stock options	1,605	—	1,280	—
Warrants	188	—	148	—

Total shares	83,418	77,995	81,110	77,630

Diluted net income (loss) per common share	$0.17	$(0.12)	$0.17	$(0.60)

     We had dilutive securities outstanding on September 30, 2009 consisting of options and warrants to purchase an aggregate of 10.8 million shares of common stock at a weighted average exercise price of $33.00 per share. We had the following potential dilutive securities outstanding on September 30, 2009: $150.0 million of 3% senior subordinated convertible notes, convertible at $43.98 per share; $1.7 million of subordinated convertible promissory notes, convertible at $61.49 per share; and 2.0 million shares of our Series B convertible preferred stock, with an aggregate liquidation preference of approximately $785.0 million, convertible under certain circumstances at $69.32 per share. In addition, for the three and nine months ended September 30, 2009, we had 0.6 million and 0.3 million common stock equivalents, respectively, from the potential settlement of a portion of the deferred purchase price consideration related to the ACON Second Territory Business. These potential dilutive securities were not included in the computation of diluted net income per common share for the three and nine months ended September 30, 2009, because the effect of including such potential dilutive securities would be anti-dilutive.
     We had the following potential dilutive securities outstanding on September 30, 2008: options and warrants to purchase an aggregate of 10.4 million shares of common stock at a weighted average exercise price of $32.72 per share, $150.0 million of 3% senior subordinated convertible notes, convertible at $43.98 per share, and 1.8 million shares of our Series B convertible preferred stock, convertible under certain circumstances at $69.32 per share. These potential dilutive securities were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2008, because the effect of including such potential dilutive securities would be anti-dilutive.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(6) Preferred Stock
     As of September 30, 2009, we had 5.0 million shares of preferred stock, $0.001 par value, authorized, of which 2.3 million shares were designated as Series B Convertible Perpetual Preferred Stock, or Series B preferred stock. On May 8, 2008, in connection with our acquisition of Matria Healthcare, Inc., or Matria, we issued 1.8 million shares of the Series B preferred stock with a fair value of approximately $657.9 million (Note 8(b)).
     Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of shares of the Series B preferred stock, we may, at our option, satisfy the entire conversion obligation in cash or through a combination of cash and common stock. There were no conversions as of September 30, 2009.
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
     Dividends paid in shares of Series B preferred stock are in an amount per share of Series B preferred stock equal to the quotient of (a) $3.00 divided by (b) 97% of the average of the volume-weighted average price per share of the Series B preferred stock on the New York Stock Exchange for each of the five consecutive trading days ending on the second trading day immediately prior to the record date of the dividend.
     For the three and nine months ended September 30, 2009, Series B preferred stock dividends amounted to $5.8 million and $17.1 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net income per common share for the three and nine months ended September 30, 2009 (Note 5). As of October 15, 2009, payments have been made covering all dividend periods through September 30, 2009. As of September 30, 2009, 2.0 million shares of Series B preferred stock are issued and outstanding which includes the accrued dividend shares.
     The holders of Series B preferred stock have liquidation preferences over the holders of our common stock and other classes of stock, if any, outstanding at the time of liquidation. Upon liquidation, the holders of outstanding Series B preferred stock would receive an amount equal to $400.00 per share of Series B preferred stock, plus any accumulated and unpaid dividends. As of September 30, 2009, the liquidation preference of the outstanding Series B preferred stock was $785.0 million. The holders of the Series B preferred stock have no voting rights, except with respect to matters affecting the Series B preferred stock (including the creation of a senior preferred stock).

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     We evaluated the terms and provisions of our Series B preferred stock to determine if it qualified for derivative accounting treatment. Based upon our evaluation, these securities do not qualify for derivative accounting.
(7) Comprehensive Income (Loss)
     In general, comprehensive income (loss) combines net income (loss) and other changes in equity during the year from non-owner sources. Our accumulated other comprehensive loss, which is a component of shareholders’ equity, includes foreign currency translation adjustments, gains (losses) on available-for-sale securities and interest rate swaps. For the three and nine months ended September 30, 2009, we generated comprehensive income of $23.9 million and $45.7 million, respectively, and for the three and nine months ended September 30, 2008, we generated a comprehensive loss of $23.6 million and $51.9 million, respectively.
(8) Business Combinations
     On January 1, 2009, we adopted a new accounting standard issued by the Financial Accounting Standards Board, or FASB, related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, this standard requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded as general and administrative expense. This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, this standard requires several new disclosures designed to enable users to better interpret the results of the business combination. Acquisitions consummated prior to January 1, 2009 were accounted for in accordance with the previously applicable guidance. In connection with the adoption of the new accounting standard, we expensed $5.1 million and $11.5 million of acquisition-related costs during the three and nine months ended September 30, 2009, respectively, in general and administrative expense. Included in the $11.5 million during the nine months ended September 30, 2009, was $3.8 million of costs associated with acquisition-related activity for transactions not consummated prior to January 1, 2009.
     (a) Acquisitions in 2009
     (i) Acquisition of Free & Clear
     On September 28, 2009, we acquired Free & Clear, Inc., or Free & Clear, located in Seattle, Washington, a privately-owned company that specializes in behavioral coaching to help employers, health plans and government agencies improve the overall health and productivity of their covered populations. The preliminary aggregate purchase price was $127.4 million, which consisted of an initial cash payment totaling $105.3 million and a contingent consideration obligation with a fair value of $22.1 million. In addition, we assumed and immediately repaid debt totaling approximately $1.3 million.
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from 2010 revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were then discounted using a discount rate of 13%. At each reporting date, we revalue the contingent consideration obligation to the fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $15,000 in our consolidated statements of operations during the three and nine months ended September 30, 2009, as a result of a decrease in the discount period since the acquisition date. As of September 30, 2009, the fair value of the contingent consideration obligation was approximately $22.1 million.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Included in our consolidated statements of operations for the three and nine months ended September 30, 2009 is revenue totaling approximately $0.3 million related to Free & Clear. The operating results of Free & Clear are included in our health management reporting unit and business segment.
     A summary of the preliminary aggregate purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$17,183
Property, plant and equipment	1,224
Goodwill	80,766
Intangible assets	59,100
Other non-current assets	807

Total assets acquired	159,080

Current liabilities	8,042
Non-current liabilities	23,640

Total liabilities assumed	31,682

Net assets acquired	127,398
Less:
Fair value of contingent consideration obligation	22,097

Cash consideration	$105,301

     We do not expect the amount allocated to goodwill to be deductible for tax purposes.
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be realized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Customer relationships	$45,700	19 years
Core technology	11,200	3 years
Trade names	2,200	3 years

Total intangible assets with finite lives	$59,100

     (ii) Acquisition of Concateno
     On August 11, 2009, we acquired Concateno, a publicly-traded company headquartered in the United Kingdom that specializes in the manufacture and distribution of rapid drugs of abuse diagnostic products used in health care, criminal justice, workplace and other testing markets. The preliminary aggregate purchase price was $211.4 million, which consisted of $138.3 million in cash, including $0.5 million of cash paid for shares of Concateno common stock which we acquired prior to the acquisition date, 2,091,080 shares of our common stock with an aggregate fair value of $70.2 million and $2.9 million of fair value associated with Concateno employee stock options exchanged as part of the transaction. In addition, we assumed and immediately repaid debt totaling approximately $40.5 million.
     Our consolidated statements of operations for the three and nine months ended September 30, 2009 included revenue totaling approximately $11.1 million related to Concateno. The operating results of Concateno are included in our professional diagnostics reporting unit and business segment.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     A summary of the preliminary aggregate purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$39,973
Property, plant and equipment	5,192
Goodwill	180,140
Intangible assets	102,734

Total assets acquired	328,039

Current liabilities	64,355
Non-current liabilities	52,328

Total liabilities assumed	116,683

Net assets acquired	211,356
Less:
Fair value of common stock issued (2,091,080 shares)	70,218
Fair value of stock options exchanged (315,227 options)	2,881

Cash consideration	$138,257

     We do not expect the amount allocated to goodwill to be deductible for tax purposes.
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be realized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Customer relationships	$77,051	10-18 years
Core technology	500	5 years
Trademarks and trade names	25,183	15-20 years

Total intangible assets with finite lives	$102,734

     (iii) Acquisition of ACON’s Second Territory Business
     On April 30, 2009, we completed our acquisition of the assets of ACON Laboratories, Inc.’s and certain related entities’ (collectively, “ACON”) business of researching, developing, manufacturing, distributing, marketing and selling lateral flow immunoassay and directly-related products (the “Business”) for the remainder of the world outside of the First Territory (as defined below), including China, Asia Pacific, Latin America, South America, the Middle East, Africa, India, Pakistan, Russia and Eastern Europe (the “Second Territory Business”). We acquired ACON’s Business in the United States, Canada, Western Europe (excluding Russia, the former Soviet Republics that are not part of the European Union and Turkey), Israel, Australia, Japan and New Zealand (the “First Territory”) in March 2006. The preliminary aggregate purchase price for the Second Territory Business was approximately $192.9 million ($190.9 million present value), which consisted of cash payments totaling $106.5 million, 1,202,691 shares of our common stock with an aggregate fair value of $42.1 million and deferred purchase price consideration payable in cash and common stock with an aggregate fair value of $42.3 million.
     Our consolidated statements of operations for the three and nine months ended September 30, 2009 included revenue totaling approximately $13.7 million and $22.4 million, respectively, related to the Second Territory Business. The operating results of the Second Territory Business are included in our professional diagnostics reporting unit and business segment.
     During the remainder of 2009, we expect to pay an amount equal to $15.5 million in shares of our common stock as settlement of a portion of the deferred purchase price consideration. The deferred payments made in 2009 will bear interest at a rate of 4%. The remainder of the purchase price will be due in two installments, each comprising 7.5% of the total purchase price, or approximately $28.9 million, on the dates 15 and 30 months after the acquisition date. These amounts do not bear interest and may be paid in cash or a combination of cash and up to approximately 29% of each of these payments in shares of our common stock. For purposes of determining the preliminary aggregate purchase price of $190.9 million, we present valued the final two installment payments totaling $28.9 million using a discount rate of 4%, resulting in a reduction in the deferred purchase price consideration of approximately $2.0 million.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     A summary of the preliminary aggregate purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$3,626
Property, plant and equipment	305
Goodwill	86,489
Intangible assets	100,600

Total assets acquired	191,020

Current liabilities	117

Total liabilities assumed	117

Net assets acquired	190,903
Less:
Fair value of common stock issued (1,202,691 shares)	42,142
Present value of deferred purchase price consideration	42,261

Cash consideration paid at closing	$106,500

     Goodwill resulting from this acquisition is generally not expected to be deductible for tax purposes depending on the tax jurisdiction.
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be realized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Customer relationships	$94,200	10-20 years
Patents	3,000	10 years
Trademarks and trade names	1,900	10 years
Non-compete agreements	1,500	2 years

Total intangible assets with finite lives	$100,600

     (iv) Other acquisitions in 2009
     During the first nine months of 2009, we acquired the following assets and businesses for a preliminary aggregate purchase price of $37.6 million ($35.7 million present value), which consisted of $9.6 million in cash, notes payable totaling $8.4 million, deferred purchase price consideration payable in cash with an aggregate fair value of $14.6 million, warrants with a fair value of $0.1 million and a contingent consideration obligation with a fair value of $3.1 million. In addition, we assumed and immediately repaid debt totaling approximately $0.9 million.
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were then discounted using a discount rate of 18%. At each reporting date, we revalue the contingent consideration obligation to the fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded income of approximately $6,000 in our consolidated statements of operations during the three and nine months ended September 30, 2009, as a result of a decrease in the discount period and an increase in the discount rate since the acquisition date. As of September 30, 2009, the fair value of the contingent consideration obligation was approximately $3.1 million.
•	GeneCare Medical Genetics Center, Inc., or GeneCare, located in Chapel Hill, North Carolina, a medical genetics testing and counseling business (Acquired July 2009)

•	Certain assets from CVS Caremark’s Accordant Common disease management programs, or Accordant, whereby chronically-ill patients served by Accordant Common disease management programs will be managed and have access to expanded offerings provided by Alere (Acquired August 2009)

•	ZyCare, Inc., or ZyCare, located in Chapel Hill, North Carolina, a provider of technology and services used to help manage many chronic illnesses (Acquired August 2009)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	Medim Schweiz GmbH., or Medim, located in Zug, Switzerland, a distributor of point-of-care diagnostics testing products primarily to the Swiss marketplace (Acquired September 2009)
     The operating results of GeneCare, Accordant and Zycare are included in our health management reporting unit and business segment. The operating results of Medim are included in our professional diagnostics reporting unit and business segment. Our consolidated statements of operations for the three and nine months ended September 30, 2009 included revenue totaling approximately $6.7 million related to these businesses.
     A summary of the preliminary aggregate purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$4,521
Property, plant and equipment	432
Goodwill	16,337
Intangible assets	20,790
Other non-current assets	17

Total assets acquired	42,097

Current liabilities	5,076
Non-current liabilities	1,272

Total liabilities assumed	6,348

Net assets acquired	35,749
Less:
Fair value of warrants issued	57
Notes payable	8,394
Present value of deferred purchase price consideration	14,564
Fair value of contingent consideration obligation	3,131

Cash consideration	$9,603

     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be realized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$5,220	5-10 years
Trade names	270	2 years
Customer relationships	13,800	5.33-16.25 years
Non-compete agreements	1,500	3-5 years

Total intangible assets with finite lives	$20,790

     Goodwill has been recognized in the GeneCare, Accordant, ZyCare and Medim transactions and amounted to approximately $16.3 million. Goodwill related to the acquisitions of GeneCare and Accordant, which totaled $12.5 million, is expected to be deductible for tax purposes. Goodwill related to the acquisitions of ZyCare and Medim is not deductible for tax purposes.
     (b) Acquisitions in 2008
     During the year ended December 31, 2008, we acquired the following businesses for a preliminary aggregate purchase price of $1.1 billion, which consisted of $362.8 million in cash, 251,085 shares of our common stock with an aggregate fair value of $14.4 million, 1,787,834 shares of our Series B preferred stock with an aggregate fair value of $657.9 million, $21.0 million of fair value associated with employee stock options and restricted stock awards which were exchanged as part of the transactions, $26.9 million in direct acquisition costs and accrued milestone and contingent consideration payments totaling $2.2 million. In addition, we assumed and immediately repaid debt totaling approximately $279.2 million. Upon settlement of certain milestones, we recognized a $0.2 million foreign currency exchange loss which was included in the preliminary aggregate purchase price.
•	Ameditech, Inc., or Ameditech, located in San Diego, California, a leading manufacturer of high quality drugs of abuse diagnostic tests (Acquired December 2008)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	Prodimol Biotecnologia S.A., or Prodimol, located in Brazil, a privately-owned distributor of high quality rapid diagnostic tests predominantly to the Brazilian marketplace (Acquired October 2008)

•	DiaTeam Diagnostika, or DiaTeam, located in Linz, Austria, a privately-owned distributor of high quality rapid diagnostic tests predominantly to the Austrian marketplace (Acquired September 2008)

•	Global Diagnostics CC, or Global, located in Johannesburg, South Africa, a privately-owned contract manufacturer and distributor of high quality rapid diagnostic tests predominantly to the South African marketplace (Acquired September 2008)

•	Vision Biotech Pty Ltd, or Vision, located in Cape Town, South Africa, a privately-owned distributor of rapid diagnostic products predominantly to the South African marketplace (Acquired September 2008)

•	Privately-owned provider of care and health management services (Acquired July 2008)

•	Matria, a national provider of health improvement, disease management and high-risk pregnancy management programs and services (Acquired May 2008)

•	Certain assets from Mochida Pharmaceutical Co., Ltd, or Mochida, whereby Mochida transferred the exclusive distribution rights in Japan for certain Osteomark products (Acquired April 2008)

•	BBI Holdings Plc, or BBI, a publicly-traded company headquartered in the United Kingdom that specializes in the development and manufacture of non-invasive lateral flow tests and gold reagents (Acquired February 2008)

•	Panbio Limited, or Panbio, an Australian publicly-traded company headquartered in Brisbane, Australia, that develops and manufactures diagnostic tests for use in the diagnosis of a broad range of infectious diseases products (Acquired January 2008)
     A summary of the preliminary aggregate purchase price allocation for these acquisitions is as follows (dollars in thousands):

Current assets	$167,615
Property, plant and equipment	34,112
Goodwill	954,982
Intangible assets	470,388
Other non-current assets	38,378

Total assets acquired	1,665,475

Current liabilities	402,935
Non-current liabilities	177,555

Total liabilities assumed	580,490

Net assets acquired	1,084,985
Less:
Acquisition costs	26,890
Realized foreign currency exchange loss	(179)
Fair value of common stock issued (251,085 shares)	14,397
Fair value of Series B preferred stock issued (1,787,834 shares)	657,923
Fair value of stock options/awards exchanged (1,845,893 options)	20,973
Accrued milestone and contingent consideration	2,170

Cash consideration	$362,811

     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be realized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

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

     Ameditech, Prodimol, DiaTeam, Global, Vision, Mochida and Panbio are included in our professional diagnostics reporting unit and business segment; BBI is included in our professional and consumer diagnostics reporting units and business segments; and Matria and our privately-owned health management acquisition are included in our health management reporting unit and business segment. Goodwill has been recognized in the Ameditech, Prodimol, DiaTeam, Global, Vision, Panbio, BBI, Matria and our privately-owned health management acquisition transactions and amounted to approximately $955.0 million. Goodwill related to these acquisitions, excluding Ameditech and the privately-owned health management acquisition, is not deductible for tax purposes.
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

	Severance	Facility	Total Exit
	Related	And Other	Activities
Balance, December 31, 2008	$10,348	$4,926	$15,274
Restructuring plan accruals	203	5,317	5,520
Payments	(4,260)	(2,089)	(6,349)
Currency adjustments	—	(3)	(3)

Balance, September 30, 2009	$6,291	$8,151	$14,442

     (i) 2008 Acquisitions
     In connection with our acquisition of Matria, we implemented an integration plan to improve operating efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Matria organization, as activities were combined with our existing business operations. We recorded $20.2 million in exit costs, of which $15.4 million relates to change in control and severance costs to involuntarily terminate employees and $4.8 million related to facility exit costs. As of September 30, 2009, $7.3 million in exit costs remain unpaid. See Note 9 for additional restructuring charges related to the Matria facility exit costs, within the health management reporting unit.
     In conjunction with our acquisition of Panbio, we formulated a restructuring plan to realize efficiencies and cost savings. In February 2008, we agreed upon a plan to close Panbio’s facility located in Columbia, Maryland. The manufacturing operation at the Maryland-based facility has transferred to a third-party manufacturer, the sales of the products at this facility has transferred to our shared services center in Orlando, Florida and the distribution operations has transferred to our distribution facility in Freehold, New Jersey. We recorded $1.0 million in exit costs, including $0.8 million related to facility and other exit costs and $0.2 million related to severance costs to involuntarily terminate employees. As of September 30, 2009, $0.5 million in exit costs remain unpaid. See Note 9 for additional restructuring charges related to the Panbio facility closure and integration.
     Although we believe our plan and estimated exit costs for our 2008 acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     (ii) 2007 Acquisitions
     In conjunction with our acquisition of Biosite Incorporated, or Biosite, we implemented an integration plan to improve efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Biosite organization, as activities were combined with our existing business operations. Since the inception of the plan, we recorded $15.4 million in exit costs, of which $15.1 million relates to change in control and severance costs to involuntarily terminate employees and $0.3 million relates to facility and other exit costs. As of September 30, 2009, substantially all exit costs have been paid.
     During 2007, we formulated restructuring plans in connection with our acquisition of Cholestech Corporation, or Cholestech, consistent with our acquisition strategy to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the Cholestech facility in Hayward, California. We are transitioning the manufacturing of the related products to our Biosite facility in San Diego, California and have transitioned the sales and distribution of the products to our shared services center in Orlando, Florida. Since inception of the plans, we recorded $9.2 million in exit costs, of which $6.5 million relates to executive change in control agreements and severance costs to involuntarily terminate employees and $2.7 million relates to facility exit costs. As of September 30, 2009, $5.3 million in exit costs remain unpaid.
     In conjunction with our acquisition of HemoSense, Inc., or HemoSense, we formulated restructuring plans during 2007 to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the HemoSense facility in San Jose, California. We transitioned the manufacturing of the related products to our Biosite facility in San Diego, California and transitioned the sales and distribution of the products to our shared services center in Orlando, Florida. Since inception of the plans, we recorded $1.5 million in exit costs, of which $1.3 million relates to severance costs to involuntarily terminate employees and $0.2 million relates to facility and other exit costs. As of September 30, 2009, all costs have been paid.
     See Note 9 for additional restructuring charges related to the Cholestech and HemoSense facility closures and integrations.
     In conjunction with our acquisition of Matritech, Inc., or Matritech, we formulated a plan to exit the leased facility of Matritech in Newton, Massachusetts and recorded $1.5 million in facility exit costs. As of September 30, 2009, $0.7 million of the facility exit costs remain unpaid.
     In conjunction with our acquisition of Alere Medical, Inc., or Alere Medical, and ParadigmHealth, Inc., or ParadigmHealth, we recorded $2.2 million related to executive change in control agreements and severance costs to involuntarily terminate employees. As of September 30, 2009, $0.2 million remains unpaid.
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
     The pro forma results are derived from the historical financial results of the acquired businesses for the periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2008. There was no pro forma impact on the results of operations for the three months ended September 30, 2009, as the acquisitions of Matria and the ACON Second Territory Business closed prior to July 1, 2009 (in thousands, except per share amount).

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three Months Ended	Nine Months Ended September 30,
	September 30, 2008	2009	2008
Pro forma net revenue	$451,944	$1,454,948	$1,358,041

Pro forma net (loss) income	$(3,294)	$31,262	$(45,742)

Pro forma net (loss) income per common share — basic (1)	$(0.04)	$0.18	$(0.68)

Pro forma net income (loss) per common share — diluted (1)	$(0.04)	$0.18	$(0.68)

(1)	Net income (loss) per common share amounts are computed as described in Note 5.
(9) Restructuring Plans
     The following table sets forth the aggregate charges associated with restructuring plans recorded in operating income for the three and nine months ended September 30, (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of net revenue	$2,582	$1,880	$6,141	$16,356
Research and development	93	276	850	6,881
Sales and marketing	1,121	392	1,533	3,505
General and administrative	1,225	2,991	3,520	6,071

	$5,021	$5,539	$12,044	$32,813

     (a) 2009 Restructuring Plans
     In 2009, management developed plans to reduce costs and improve efficiencies in our health management reporting unit and business segment, as well as reduce costs and consolidate operating activities among several of our professional diagnostics related German subsidiaries. As a result of these plans, we recorded $2.4 million during the three and nine months ended September 30, 2009, which included $2.1 million in severance costs, $0.2 million in contract cancellation costs and $0.1 million in present value accretion on facility exit costs. Of the $2.3 million included in operating income, $2.1 million and $0.2 million was included in our health management and professional diagnostics business segments, respectively. We also recorded $0.1 million in present value accretion related to Matria’s facility exit costs to interest expense. As of September 30, 2009, $2.2 million in exit costs remain unpaid. We expect to incur an additional $0.5 million under these plans.
     (b) 2008 Restructuring Plans
     In May 2008, we decided to close our facility located in Bedford, England and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. Based upon this decision, during the three months ended September 30, 2009, we recorded $1.0 million in restructuring charges, of which $0.3 million related primarily to severance-related costs, $0.6 million related to transition costs and $0.1 million related to the acceleration of facility restoration costs. During the nine months ended September 30, 2009, we recorded $3.3 million in restructuring charges, of which $1.7 million related primarily to severance-related costs, $0.5 million related to fixed asset impairments, $0.8 million related to transition costs and $0.3 million related to the acceleration of facility restoration costs. Of the $0.9 million included in operating income for the three months ended September 30, 2009, substantially all was charged to our professional diagnostics business segment. Of the $3.0 million included in operating income for the nine months ended September 30, 2009, $0.1 million and $2.9 million was charged to our consumer diagnostics and professional diagnostics business segments, respectively. We also recorded $0.1 million and $0.3 million during the three and nine months ended September 30, 2009, respectively, related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease, to interest expense. In addition to the restructuring charges discussed above, $1.9 million and $7.7 million of charges associated with the Bedford facility closure was borne by Swiss Precision Diagnostics, or SPD, our consumer diagnostics joint venture with The Procter and Gamble Company, or P&G, during the three and nine months ended September 30, 2009, respectively. Included in the $7.7

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
million charges for the nine months ended September 30, 2009, was $6.2 million in severance and retention costs, $0.8 million of fixed asset and inventory impairments, $0.6 million in transition costs and $0.1 million in acceleration of facility exit costs. Of these restructuring charges, 50%, or $0.9 million and $3.9 million, has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the three and nine months ended September 30, 2009, respectively. Of the total exit costs incurred jointly with SPD under this plan, including severance-related costs, lease penalties and restoration costs, $15.3 million remains unpaid as of September 30, 2009.
     We recorded $12.7 million in restructuring charges during the nine months ended September 30, 2008, including $6.7 million related to the acceleration of facility restoration costs, $4.6 million of fixed asset impairments, $0.7 million in early termination lease penalties and $0.7 million in severance costs. Of these restructuring charges, $6.0 million was charged to our professional diagnostics business segment. We also recorded $6.7 million related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease, to interest expense. During the nine months ended September 30, 2008, SPD recorded $11.2 million of charges, including $6.0 million of fixed asset impairments, $3.6 million in early termination lease penalties, $1.5 million in severance costs and $0.1 million in related to the acceleration of facility exit costs. Of these restructuring charges, 50%, or $5.6 million, has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the three and nine months ended September 30, 2008.
     Since inception of the plan, we recorded $15.9 million in restructuring charges, including $7.2 million related to the acceleration of facility restoration costs, $5.3 million of fixed asset and inventory impairments, $2.8 million in severance costs, $0.7 million in early termination lease penalties, $0.8 million in transition costs and $0.9 million related to a pension plan curtailment gain associated with the Bedford employees being terminated. SPD has been allocated $22.2 million since the inception of the plan, including $9.2 million of fixed asset impairments, $8.8 million in severance and retention costs, $2.9 million in early termination lease penalties, $1.1 million in facility exit costs and $0.2 million related to the acceleration of facility exit costs. We anticipate incurring additional costs of approximately $13.8 million related to the closure of this facility, including, but not limited to, severance and retention costs, rent obligations, transition costs and incremental interest expense associated with our lease obligations which will terminate the end of 2011. Of these additional anticipated costs, approximately $9.9 million will be borne by SPD and $3.9 million will be borne by us. We expect the majority of these costs to be incurred by the end of the first quarter of 2010, which is our anticipated facility closure date.
     In February 2008, we decided to cease research and development activities for one of the products in development at our Bedford, England facility, based upon comparison of the product under development with existing products acquired in the HemoSense acquisition. In connection with this decision, during the nine months ended September 30, 2008, we recorded restructuring charges of $9.5 million, of which $6.8 million related to the impairment of fixed assets, $1.9 million related to the write-off of inventory, $0.6 million related to contractual obligations with suppliers and $0.2 million related to severance costs to involuntarily terminate employees working on the development of this product. The $9.5 million was included in our professional diagnostics business segment. Since the inception of the plan, we recorded restructuring charges of $9.4 million, of which $6.8 million related to the impairment of fixed assets, $1.9 million related to the write-off of inventory, $0.5 million related to contractual obligations with suppliers and $0.2 million related to severance costs to involuntarily terminate employees working on the development of this product. Of the $0.7 million in contractual obligations and severance costs, all has been paid as of September 30, 2009. We do not expect to incur additional charges under this plan.
     On March 18, 2008, we announced our plans to close our BioStar Inc., or BioStar, facility in Louisville, Colorado and exit production of the BioStar OIA product line, along with our plans to close two of our newly-acquired facilities in the San Francisco, California area, relating to Cholestech and HemoSense and our newly-acquired facility in Columbia, Maryland, relating to Panbio. The Cholestech operation, which was acquired in September 2007 and manufactures and distributes the Cholestech LDX system, a point-of-care monitor of blood cholesterol and related lipids used to test patients at risk of, or suffering from, heart disease and related conditions, will move to our Biosite facility in San Diego, California by the end of 2009. The HemoSense operation, which was acquired in November 2007 and manufactures and distributes the INRatio System, an easy-to-use, hand-held blood coagulation monitoring system for use by patients and healthcare professionals in the management of warfarin, a commonly-prescribed medication used to prevent blood clots, has moved to our Biosite facility. The operations of

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
the Panbio distribution facility, which was acquired in January 2008, have transferred to our distribution center in Freehold, New Jersey.
     BioStar manufacturing ceased at the end of June 2008, with BioStar OIA products available for purchase through the end of the first quarter of 2009. During the nine months ended September 30, 2009, we incurred $0.1 million in severance-related restructuring charges. During the three months ended September 30, 2008, we incurred $1.6 million in restructuring charges related to this plan, which consisted of $1.1 million in facility exit costs, $0.3 million in severance-related costs and $0.2 million related to the write-off of inventory. During the nine months ended September 30, 2008, we incurred $9.5 million in restructuring charges related to this plan, which consisted of $5.1 million in impairment of intangible assets, $1.4 million in severance related costs, $0.7 million in fixed asset impairments, $1.1 million in facility exit costs and $1.2 million related to the write-off of inventory. Since the inception of the plan, we incurred $10.7 million in restructuring charges related to this plan, which consisted of $5.1 million of intangible assets impairment, $1.5 million in severance-related costs, $0.6 million in fixed asset impairments, $1.2 million in facility exit costs and $2.3 million related to the write-off of inventory. All costs related to this plan have been included in our professional diagnostics business segment. We do not expect to incur additional charges under this plan. As of September 30, 2009, substantially all costs have been paid.
     As a result of our plans to transition the businesses of Cholestech and HemoSense to Biosite and Panbio to Orlando, Florida and close these facilities, we incurred $1.5 million in restructuring charges during the three months ended September 30, 2009, of which $0.1 million relates to severance and retention costs, $0.8 million in transition costs and $0.6 million in inventory write-offs. During the nine months ended September 30, 2009, we recorded $5.5 million in charges, of which $2.0 million relates to fixed asset impairments, $1.3 million relates to severance and retention costs, $1.3 million in transition costs, $0.8 million in inventory write-offs and $0.1 million in present value accretion of facility lease costs. During the three and nine months ended September 30, 2009, respectively, $1.5 million and $5.4 million in charges were included in operating income of our professional diagnostics business segment. We charged $0.1 million, related to the present value accretion of facility lease costs, to interest expense for the nine months ended September 30, 2009. During the nine months ended September 30, 2008, we incurred $1.9 million, of which $1.2 million related to severance and retention costs, $0.3 million related to fixed asset impairments, $0.2 million related to transition costs and $0.2 million relates to present value accretion of facility lease costs. During the nine months ended September 30, 2008, $1.7 million was included in operating income of our professional diagnostics business segment and $0.2 million, which was related to present value accretion of facility lease costs, was included in interest expense. Since the inception of the plan, we incurred $9.3 million in restructuring charges, of which $4.0 million relates to severance and retention costs, $2.3 million in fixed asset impairments, $1.9 million in transition costs, $0.8 million in inventory write-offs and $0.3 million in present value accretion of facility lease costs related to these plans. Of the $6.2 million in severance and exit costs, $2.2 million remains unpaid as of September 30, 2009.
     We anticipate incurring an additional $3.5 million in restructuring charges under our Cholestech and HemoSense plans, primarily related to severance, retention and outplacement benefits, along with other costs to transition the Cholestech operations to our Biosite facility. See Note 8(c) for further information and costs related to these plans.
     In addition to transitioning the businesses of Cholestech and HemoSense to Biosite, we also made the decision to close our Innovacon facility in San Diego, California and move the operating activities to Biosite; the Innovacon business is the rapid diagnostics business that we acquired from ACON in March 2006. During the three and nine months ended September 30, 2008, we recorded $0.6 million in restructuring charges, of which $0.5 million related to facility lease and exit costs and $0.1 million related to impairment of fixed assets. These charges are included in our professional diagnostics business segment. Since the inception of the plan, we recorded $0.6 million in restructuring charges, of which $0.5 million relates to facility lease and exit costs and $0.1 million relates to impairment of fixed assets. As of September 30, 2009, all costs have been paid. We vacated the facility in August 2008 and do not anticipate incurring additional costs under this plan.
     In April 2008, we initiated cost reduction efforts at our facilities in Stirling, Scotland, consolidating our business activities into one facility and with our Biosite operations. As a result of these efforts, we recorded $3.2 million in restructuring charges for the nine months ended September 30, 2008, consisting of $2.0 million in fixed asset impairments, $1.0 million in severance costs and $0.2 million in facility exit costs associated with the vacated

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
facilities. We recorded $3.3 million in restructuring charges since the inception of this plan, consisting of $2.0 million in fixed asset impairments, $1.0 million in severance costs and $0.3 million in facility exit costs. All costs related to this plan are included in our professional diagnostics business segment. Of the $1.3 million in severance and facility exit costs, $0.1 million remains unpaid at September 30, 2009. We do not expect to incur significant additional charges under this plan.
     (c) 2007 Restructuring Plans
     During 2007, we committed to several plans to restructure and integrate our worldwide sales, marketing, order management and fulfillment operations, as well as to evaluate certain research and development projects. The objectives of the plans were to eliminate redundant costs, improve customer responsiveness and improve operational efficiencies. As a result of these restructuring plans, we recorded $0.2 million and $1.1 million in restructuring charges during the three and nine months ended September 30, 2009, respectively, primarily related to severance charges and outplacement services. We recorded $0.6 million and $1.9 million in restructuring charges during the three and nine months ended September 30, 2008, respectively, related primarily to severance costs. Since inception of the plan, we have recorded $9.3 million in restructuring charges, including $4.9 million related to severance charges and outplacement services, $0.4 million related to facility exit costs and $4.0 million related to impairment charges on fixed assets. The restructuring charges related to this plan are included in our professional diagnostics business segment. As of September 30, 2009, $0.4 million of severance-related charges and facility exit costs remain unpaid. We do not anticipate incurring significant additional charges related to this plan.
     In addition, we recorded restructuring charges associated with the formation of our joint venture with P&G. In connection with the joint venture, we committed to a plan to close our sales offices in Germany and Sweden, as well as to evaluate redundancies in all departments of the consumer diagnostics business segment that are impacted by the formation of the joint venture. For the nine months ended September 30, 2008, we recorded $0.1 million in severance costs related to this plan. We have recorded $1.4 million in restructuring charges since inception of the plan, of which $1.0 million relates to severance costs and $0.4 million relates to facility and other exit costs. Of the total $1.4 million in exit costs, $0.1 million remains unpaid as of September 30, 2009. We do not anticipate incurring additional charges related to this plan.
(10) Long-term Debt
     We had the following long-term debt balances outstanding (in thousands):

	September 30, 2009	December 31, 2008
First Lien Credit Agreement — Term loans	$953,438	$960,750
First Lien Credit Agreement — Revolving line-of-credit	142,000	142,000
Second Lien Credit Agreement	250,000	250,000
3% Senior subordinated convertible notes	150,000	150,000
9% Senior subordinated notes	388,132	—
7.875% Senior notes	243,775	—
Lines-of-credit	3,293	3,503
Other	21,458	13,362

	2,152,096	1,519,615
Less: Current portion	(18,881)	(19,058)

	$2,133,215	$1,500,557

     (a) 7.875% Senior Notes
     During the third quarter, we sold a total of $250.0 million aggregate principal amount of 7.875% senior notes due 2016, or the 7.875% senior notes, in two separate transactions. On August 11, 2009, we sold $150.0 million aggregate principal amount of 7.875% senior notes in a public offering. Net proceeds from this offering amounted to approximately $145.0 million, which was net of underwriters’ commissions totaling $2.2 million and original issue discount totaling $2.8 million. The net proceeds were used to fund our acquisition of Concateno. At September 30, 2009, we had $147.3 million in indebtedness under this issuance of our 7.875% senior notes.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     On September 28, 2009, we sold $100.0 million aggregate principal amount of 7.875% senior notes in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers. We also agreed to file a registration statement with the Securities Exchange Commission, or SEC, so that the holders of these notes can exchange the notes for registered notes that have substantially identical terms as the original notes. Net proceeds from this offering amounted to approximately $95.0 million, which was net of the initial purchasers’ original issue discount totaling $3.5 million and offering expenses totaling approximately $1.5 million. The net proceeds were used to partially fund our acquisition of Free & Clear. At September 30, 2009, we had $96.5 million in indebtedness under this issuance of our 7.875% senior notes.
     The 7.875% senior notes were issued under an Indenture dated August 11, 2009, as amended or supplemented, the Indenture. The 7.875% senior notes accrue interest from the dates of their respective issuances at the rate of 7.875% per year. Interest on the notes are payable semi-annually on February 1 and August 1, commencing on February 1, 2010. The notes mature on February 1, 2016, unless earlier redeemed.
     We may redeem the 7.875% senior notes, in whole or part, at any time on or after February 1, 2013, by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to (but excluding) the redemption date. The premium declines from 3.938% during the twelve months on and after February 1, 2013 to 1.969% during the twelve months on and after February 1, 2014 to zero on and after February 1, 2015. At any time prior to August 1, 2012, we may redeem up to 35% of the aggregate principal amount of the 7.875% senior notes with money that we raise in certain equity offerings so long as (i) we pay 107.875% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to (but excluding) the redemption date; (ii) we redeem the notes within 90 days of completing such equity offering; and (iii) at least 65% of the aggregate principal amount of the 7.875% senior notes remains outstanding afterwards. In addition, at any time prior to February 1, 2013, we may redeem some or all of the 7.875% senior notes by paying the principal amount of the notes being redeemed plus the payment of a make-whole premium, plus accrued and unpaid interest to, but excluding, the redemption date.
     If a change of control occurs, subject to specified conditions, we must give holders of the 7.875% senior notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the date of the purchase.
     If we or our subsidiaries engage in asset sales, we or they generally must either invest the net cash proceeds from such sales in our or their businesses within a specified period of time, prepay certain indebtedness or make an offer to purchase a principal amount of the 7.875% senior notes equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.
     The 7.875% senior notes are unsecured and are equal in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 7.875% senior notes and the Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are equal in right of payment to all of their existing and future senior debt. See Note 20 for guarantor financial information.
     The Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Interest expense related to our 7.875% senior notes for the three and nine months ended September 30, 2009, including amortization of deferred financing costs and original issue discounts, was $1.9 million. As of September 30, 2009, accrued interest related to the senior subordinated notes amounted to $2.8 million.
     (b) 9% Senior Subordinated Notes
     On May 12, 2009, we completed the sale of $400.0 million aggregate principal amount of 9% senior subordinated notes due 2016, or the 9% subordinated notes, in a public offering. Net proceeds from this offering amounted to $379.5 million, which was net of underwriters’ commissions totaling $8.0 million and original issue discount totaling $12.5 million. The net proceeds are intended to be used for general corporate purposes. At September 30, 2009, we had $388.1 million in indebtedness under our 9% subordinated notes.
     The 9% subordinated notes, which were issued under an Indenture dated May 12, 2009, as amended or supplemented, the Indenture, accrue interest from the date of their issuance, or May 12, 2009, at the rate of 9% per year. Interest on the notes are payable semi-annually on May 15 and November 15, commencing on November 15, 2009. The notes mature on May 15, 2016, unless earlier redeemed.
     We may redeem the 9% subordinated notes, in whole or part, at any time on or after May 15, 2013, by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to (but excluding) the redemption date. The premium declines from 4.50% during the twelve months after May 15, 2013 to 2.25% during the twelve months after May 15, 2014 to zero on and after May 15, 2015. At any time prior to May 15, 2012, we may redeem up to 35% of the aggregate principal amount of the 9% subordinated notes with money that we raise in certain equity offerings so long as (i) we pay 109% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to (but excluding) the redemption date; (ii) we redeem the notes within 90 days of completing such equity offering; and (iii) at least 65% of the aggregate principal amount of the 9% subordinated notes remains outstanding afterwards. In addition, at any time prior to May 15, 2013, we may redeem some or all of the 9% subordinated notes by paying the principal amount of the notes being redeemed plus the payment of a make-whole premium, plus accrued and unpaid interest to, but excluding, the redemption date.
     If a change of control occurs, subject to specified conditions, we must give holders of the 9% subordinated notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the date of the purchase.
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
     The Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.
     Interest expense related to our 9% subordinated notes for the three and nine months ended September 30, 2009, including amortization of deferred financing costs and original issue discounts, was $10.0 million and $15.2 million, respectively. As of September 30, 2009, accrued interest related to the senior subordinated notes amounted to $14.1 million.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     (c) Secured Credit Facility
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
     At September 30, 2009, we had term loans in the amount of $953.4 million and a revolving line-of-credit available to us of up to $150.0 million, of which $142.0 million was outstanding as of September 30, 2009, under our senior secured credit facility. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At September 30, 2009, we also had term loans in the amount of $250.0 million under our junior secured credit facility. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
     For the three and nine months ended September 30, 2009, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $15.9 million and $47.6 million, respectively. For the three and nine months ended September 30, 2008, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $21.9 million and $64.9 million, respectively. As of September 30, 2009, accrued interest related to the secured credit facilities amounted to $1.0 million. As of September 30, 2009, we were in compliance with all debt covenants related to the secured credit facility, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(d) 3% Senior Subordinated Convertible Notes
     In May 2007, we sold $150.0 million aggregate principal amount of 3% senior subordinated convertible notes, or senior subordinated convertible notes. At September 30, 2009, we had $150.0 million in indebtedness under our senior subordinated convertible notes. The senior subordinated convertible notes are convertible into 3.4 million shares of our common stock at a conversion price of $43.98 per share.
     Interest expense related to our senior subordinated convertible notes for both the three and nine months ended September 30, 2009 and 2008, including amortization of deferred financing costs, was $1.2 million and $3.7 million, respectively. As of September 30, 2009, accrued interest related to the senior subordinated convertible notes amounted to $1.7 million.
(11) Derivative Financial Instruments
     The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on/in our accompanying consolidated balance sheets and consolidated statements of operations and in accumulated other comprehensive loss (in thousands):

		Fair Value at	Fair Value at
Derivative Instruments	Balance Sheet Caption	September 30, 2009	December 31, 2008
Interest rate swap contracts(1)	Other long-term liabilities	$18,858	$21,132

		Amount of	Amount of
		Loss Recognized	Loss Recognized
		During the Three	During the Three
	Location of Gain (Loss)	Months Ended	Months Ended
Derivative Instruments	Recognized in Income	September 30, 2009	September 30, 2008
Interest rate swap contracts(1)	Other comprehensive loss	$(3,646)	$(193)

		Amount of Gain	Amount of
		Recognized	Loss Recognized
		During the Nine	During the Nine
	Location of Gain (Loss)	Months Ended	Months Ended
Derivative Instruments	Recognized in Income	September 30, 2009	September 30, 2008
Interest rate swap contracts(1)	Other comprehensive loss	$2,274	$(356)

(1)	See Note 10(c) regarding our interest rate swaps which qualify as cash flow hedges.
     We use derivative financial instruments (interest rate swap contracts) in the management of our interest rate exposure related to our secured credit facilities. We do not hold or issue derivative financial instruments for speculative purposes.
(12) Fair Value Measurements
     We apply fair value measurement accounting to value our financial assets and liabilities. Fair value measurement accounting provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.
     Described below are the three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in marketable securities related to a deferred compensation plan assumed in a business combination. The liabilities associated with this plan relate to deferred compensation, which is indexed to the performance of the underlying investments.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 liabilities include interest rate swap contracts.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the contingent consideration obligations related to the acquisitions of Accordant and Free & Clear are valued using Level 3 inputs.
     The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	September 30,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$1,981	$1,981	$—	$—

Total assets	$1,981	$1,981	$—	$—

Liabilities:
Interest rate swap liability (1)	$18,858	$—	$18,858	$—

Contingent consideration obligations (2)	$25,237	$—	$—	$25,237

Total liabilities	$44,095	$—	$18,858	$25,237

(1)	Included in other long-term liabilities on our accompanying consolidated balances sheets.

(2)	The fair value measurement of the contingent consideration obligations related to the acquisitions of Accordant and Free & Clear are valued using Level 3 inputs. We determine the fair value of the contingent consideration obligations based on a probability-weighted income approach. The measurement is based upon significant inputs not observable in the market. Changes in the value of these contingent consideration obligations are recorded as income or expense, a component of operating income in our consolidated statements of operations.
     Changes in the fair value of our Level 3 contingent consideration obligations during the nine months ended September 30, 2009 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2009	$—
Acquisition date fair value of contingent consideration obligations recorded	25,228
Payments	—
Adjustments, net (income) expense	9

Fair value of contingent consideration obligations, September 30, 2009	$25,237

     At September 30, 2009, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
     The carrying amounts and estimated fair values of our long-term debt were $2.2 billion and $2.1 billion, respectively, at September 30, 2009. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.
(13) Defined Benefit Pension Plan
     Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September30,
	2009	2008	2009	2008
Service cost	$—	$—	$—	$—
Interest cost	156	185	439	571
Expected return on plan assets	(115)	(161)	(324)	(497)

Net periodic benefit cost	$41	$24	$115	$74

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(14) Financial Information by Segment
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
     We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

				Vitamins and	Corporate
	Professional	Health	Consumer	Nutritional	and
	Diagnostics	Management	Diagnostics	Supplements	Other	Total
Three months ended September 30, 2009:
Net revenue to external customers	$340,617	$131,335	$40,713	$23,145	$—	$535,810
Operating income (loss)	$73,849	$(1,688)	$1,271	$757	$(20,228)	$53,961
Three months ended September 30, 2008:
Net revenue to external customers	$256,769	$124,092	$36,313	$21,626	$—	$438,800
Operating income (loss)	$22,807	$549	$3,042	$(71)	$(13,080)	$13,247
Nine months ended September 30, 2009:
Net revenue to external customers	$893,618	$376,013	$106,839	$63,590	$—	$1,440,060
Operating income (loss)	$164,942	$(3,185)	$(296)	$(2,367)	$(50,542)	$108,552
Nine months ended September 30, 2008:
Net revenue to external customers	$780,079	$261,780	$108,234	$62,067	$—	$1,212,160
Operating income (loss)	$54,820	$7,832	$8,408	$513	$(40,046)	$31,527

Assets:
As of September 30, 2009	$4,337,615	$1,917,824	$218,734	$59,729	$448,199	$6,982,101
As of December 31, 2008	$3,687,685	$1,850,236	$223,383	$65,263	$128,793	$5,955,360
(15) Related Party Transactions
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
     At September 30, 2009, we had a net payable to the joint venture of $0.5, million as compared to a net receivable of $12.0 million from the joint venture as of December 31, 2008. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $12.9 million and $16.2 million as of September 30, 2009 and December 31, 2008, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $31.2 million and $80.5 million during the three and nine months ended September 30, 2009, respectively, and $26.6 million and $79.0 million during the three and nine months ended September 30, 2008, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.5 million and $1.4 million during the three and nine months ended September 30, 2009, respectively, and $0.5 million and $1.9 million during the three and nine months ended September 30, 2008, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in the U.K. and China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $17.7 million and $15.6 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively, and $21.0 million and $18.9 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively. During 2009, we received $10.0 million in cash from SPD as a return of capital.
     In July 2009, we sold one of our consumer-related Australian subsidiaries to SPD for approximately $0.2 million in connection with the original terms of the joint venture agreement to transition the distribution responsibilities of certain consumer diagnostic products to SPD. The sale of the subsidiary was completed at net book value resulting in no gain or loss on the transaction.
(16) Material Contingencies and Legal Settlements
     (a) Legal Proceedings
     (i) Estate of Melissa Prince Quisenberry v. Alere Medical, Inc., et al.
     On September 19, 2008, the Estate of Melissa Prince Quisenberry filed a class action complaint in the Superior Court of California on behalf of herself and others similarly situated against Alere Medical Inc., or Alere Medical, and Agora Parent, Inc., both of which are wholly-owned subsidiaries; Ronald D. Geraty, MD, chief executive officer of Alere Medical and certain other individuals who were executive officers, directors and/or significant shareholders of Alere Medical; as well as certain other unaffiliated entities. On April 13, 2009, the plaintiffs filed an amended complaint, dismissing several unaffiliated entities. Under the claims as amended, plaintiff and the affected class of Alere Medical, Inc., or Alere Medical, stockholders allege that defendants approved the March 14, 2007 sale of Alere Medical to an unaffiliated entity at a price substantially lower than the price at which we bought Alere Medical in November 2007, forcing plaintiff and the class either to tender their stock or seek appraisal. Plaintiff also alleges that defendants failed to disclose material facts concerning the valuation of Alere Medical, misleading plaintiff and the class to tender their shares rather than seek appraisal. Plaintiff alleges that, through the foregoing actions, the individual defendants breached fiduciary duties of good faith, fair dealing, loyalty and candor; and that Alere Medical and its financial advisor aided and abetted those breaches. Alere Medical and the other defendants filed motions to dismiss the amended complaint for failure to state a claim on June 26, 2009. A hearing on the motion to dismiss has been set for December 7, 2009. We believe that we have strong defenses to the claims and we intend to defend them vigorously. However, an adverse outcome could potentially have a negative impact on our financial results.
     (ii) Healthways, Inc. and Robert Bosch North America Corp. v. Alere Medical, Inc.
     Healthways, Inc. and Robert Bosch North America Corp. filed a complaint in U.S. District Court in the Northern District of Illinois on November 5, 2008 against Alere Medical alleging infringement of 11 patents, licensed by Bosch from Healthways. Alere Medical answered the complaint and filed counterclaims seeking declarations that the patents are invalid and not infringed. The plaintiffs subsequently filed an amended complaint substituting Alere LLC, or Alere, our consolidated health management subsidiary, as the defendant in place of Alere Medical. The parties are filing briefs on claim construction, and a hearing will be scheduled once all claim construction briefs are submitted. We believe that we have strong defenses to Healthways’ allegations and we intend to defend them vigorously. However, a ruling against Alere could potentially have a material adverse impact on our sales, operations or financial performance or could limit our current or future business opportunities.
     (b) Contingent Consideration Obligations
     Effective January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires: (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period; otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; and (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value. The adoption of this guidance was done on a prospective basis. For acquisitions completed prior to January 1, 2009, contingent consideration will be accounted for as an increase in the aggregate purchase price, if and when the contingencies occur.
     We have contractual contingent consideration terms related to our acquisitions of Accordant, Ameditech, Binax, Inc., or Binax, Free & Clear, Gabmed GmbH, or Gabmed, Vision and our privately-owned health management business acquired in 2008.
     (i) Accordant
     With respect to Accordant, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and cash collection targets starting after the second anniversary of the acquisition date and completed prior to the third anniversary date of the acquisition. The maximum amount of the earn-out payment is $6.0 million and, if earned, payment will be made during 2012 and 2013.
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were then discounted using a discount rate of 18%. At each reporting date, we revalue the contingent consideration obligation to the fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded income of approximately $6,000 in our consolidated statements of operations during the three and nine months ended September 30, 2009, as a result of a decrease in the discount period and an increase in the discount rate since the acquisition date. As of September 30, 2009, the fair value of the contingent consideration obligation was approximately $3.1 million.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     (ii) Ameditech
     With respect to Ameditech, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue targets for the one-year period ending on the first anniversary of the acquisition date and the one-year period ending on the second anniversary of the acquisition date. The maximum amount of incremental consideration payable is $4.0 million. Contingent consideration will be accounted for as an increase in the aggregate purchase price, if and when the contingency occur.
     (iii) Binax
     With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. As of September 30, 2009, the remaining contingent consideration to be earned is approximately $7.3 million. Contingent consideration will be accounted for as an increase in the aggregate purchase price, if and when the contingencies occur.
     (iv) Free & Clear
     With respect to Free & Clear, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during fiscal year 2010. The maximum amount of the earn-out payment is $30.0 million and, if earned, payment will be made in 2011.
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from 2010 revenue and EBITDA estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were then discounted using a discount rate of 13%. At each reporting date, we revalue the contingent consideration obligation to the fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $15,000 in our consolidated statements of operations during the three and nine months ended September 30, 2009, as a result of a decrease in the discount period since the acquisition date. As of September 30, 2009, the fair value of the contingent consideration obligation was approximately $22.1 million.
     (v) Gabmed
     With respect to Gabmed, the terms of the acquisition agreement provide for contingent consideration totaling up to €750,000 payable in up to five annual amounts beginning in 2007, upon successfully meeting certain revenue and EBIT (earnings before interest and taxes) milestones in each of the respective annual periods. The 2007 milestone, totaling €0.1 million ($0.2 million), was earned and paid during 2008. As of September 30, 2009, the remaining contingent consideration to be earned is approximately €0.7 million ($1.0 million). Contingent consideration will be accounted for as an increase in the aggregate purchase price, if and when the contingencies occur.
     (vi) Vision
     With respect to Vision, the terms of the acquisition agreement provide for incremental consideration payable to the former Vision shareholders upon the completion of certain product development milestones and successfully maintaining certain production levels and product costs during each of the two years following the acquisition date. The minimum and maximum amount of incremental consideration payable is approximately $1.0 million and $3.2 million, respectively. The first milestone was achieved during the third quarter of 2009 resulting in an accrual of approximately $2.0 million as of September 30, 2009. The contingent consideration was accounted for as an increase in the aggregate purchase price.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     (vii) Privately-owned health management business
     With respect to our privately-owned health management business acquired in 2008, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets for the twelve months ending June 30, 2009 and December 31, 2010, respectively. The revenue milestone for the twelve months ended June 30, 2009 totaling approximately €3.0 million ($4.2 million) was earned and accrued as of June 30, 2009. The earn-out totaling approximately €3.0 million ($4.4 million) was paid during the third quarter of 2009. The contingent consideration was accounted for as an increase in the aggregate purchase price.
(17) Recent Accounting Pronouncements
Recently Issued Standards
     In September 2009, the FASB issued Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosure, or ASU 2009-12. This standard provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments, within the scope of this standard, include investments in hedge funds and private equity, real estate and venture capital partnerships. This standard is effective for interim and annual periods ending after December 15, 2009. We are currently evaluating the potential impact of this standard.
     In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05. ASU 2009-05 amends Accounting Standards Codification, or the Codification, Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets and/or (ii) a valuation technique that is consistent with the principles of Topic 820 of the Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This standard is effective for the first reporting period, including interim periods, beginning after issuance. We are currently evaluating the potential impact of this standard.
     In June 2009, the FASB issued the following two new accounting standards, which have not yet been integrated into the Codification. Accordingly, these accounting standards will remain authoritative until integrated:
•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R)

•	SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140
     SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and is effective as of January 1, 2010. We are currently evaluating the potential impact of this standard.
     SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact of this standard.
Recently Adopted Standards
     Effective July 1, 2009, we adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Codification became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
the Codification became non-authoritative. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.
     Effective June 30, 2009, we adopted a new accounting standard for subsequent events. This standard establishes general guidance of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
     Effective June 30, 2009, we adopted three new accounting standards which provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first accounting standard provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting standard changes accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting standard increases the frequency of fair value disclosures. These standards were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting standards did not have any impact on our financial position, results of operation or cash flows.
     Effective January 1, 2009, we adopted a new accounting standard which addresses the accounting for certain instruments as derivatives. Under this new standard, specific guidance is provided regarding requirements for an entity to consider embedded features as indexed to the entity’s own stock. The adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted a new accounting standard for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This standard specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This standard should be applied retrospectively for all periods presented. The adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted a new accounting standard related to fair value accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. These include goodwill and other non-amortizable intangible assets. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted a new accounting standard which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted a new accounting standard which requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. It also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements and the impact that hedges have on an entity’s financial position, financial performance and cash flows. As this standard only required additional disclosure, the adoption did not impact our consolidated results of operations, financial condition or cash flows.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Effective January 1, 2009, we adopted a new accounting standard for collaborative arrangements related to the development and commercialization of intellectual property. The standard concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under this new standard applies to the entire collaborative agreement. This standard is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this standard did not have any impact on our current or prior consolidated results of operations, financial condition or cash flows.
     Effective January 1, 2009, we adopted a new accounting standard issued to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity and should therefore be reported as equity in the consolidated financial statements. The standard also establishes guidance for presentation and disclosure of the non-controlling results on the consolidated statement of operations. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.
     Effective January 1, 2009, we adopted a new accounting standard for business combinations. This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development, or IPR&D, and either amortize it over the life of the product or write it off if the project is abandoned or impaired. The standard also amended accounting for uncertainty in income taxes as required by the Codification. Previously, accounting standards generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. This new standard does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was originally accounted for under this guidance or not, will be recognized in current period income tax expense. The adoption of this standard will impact our financial position, results of operations and cash flows to the extent we conduct acquisition-related activities and/or consummate business combinations.
     Effective January 1, 2009, we adopted a new accounting standard which provides guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Early adoption of this statement was not permitted. The impact of adopting this accounting standard on our consolidated financial statements will depend on the economic terms of any future business combinations.
(18) Gain on Disposition
     In September 2009, we disposed of our majority ownership interest in our Diamics Inc., or Diamics, operation, which was part of our professional diagnostics reporting unit and business segment. Since the date of acquisition, July 2007, under the principles of consolidation, we consolidated 100% of the operating results of the Diamics operations in our consolidated statement of operations. As a result of disposition, we recorded a gain of $3.4 million during the three and nine months ended September 30, 2009.
(19) Subsequent Event
     We evaluated subsequent events occurring after the balance sheet date and up to the time of filing with the SEC on November 6, 2009 our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009, and concluded there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(20) Guarantor Financial Information
     Our 9% senior subordinated notes due 2016, as well as our 7.875% senior notes due 2016, are guaranteed by certain of our consolidated subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of September 30, 2009 and December 31, 2008, the statements of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008 for the Company, the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2009
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales and services revenue	$—	$388,643	$165,434	$(26,115)	$527,962
License and royalty revenue	—	2,942	7,006	(2,100)	7,848

Net revenue	—	391,585	172,440	(28,215)	535,810

Cost of net product sales and services revenue	988	179,403	94,253	(23,746)	250,898
Cost of license and royalty revenue	(296)	16	4,324	(2,100)	1,944

Cost of net revenue	692	179,419	98,577	(25,846)	252,842

Gross (loss) profit	(692)	212,166	73,863	(2,369)	282,968
Operating expenses:
Research and development	7,890	14,471	5,359	—	27,720
Sales and marketing	2,150	81,622	33,532	—	117,304
General and administrative	17,487	51,644	18,207	—	87,338
Gain on disposition	(2,682)	—	(673)	—	(3,355)

Operating (loss) income	(25,537)	64,429	17,438	(2,369)	53,961
Interest expense, including amortization of deferred financing costs and original issue discounts	(29,400)	(9,761)	(3,113)	11,692	(30,582)
Other income (expense), net	10,885	(1,564)	3,328	(11,692)	957

(Loss) income before (benefit) provision for income taxes	(44,052)	53,104	17,653	(2,369)	24,336
(Benefit) provision for income taxes	(2,619)	24,977	5,988	(22,093)	6,253
Equity in earnings of subsidiaries, net of tax	61,048	—	—	(61,048)	—
Equity earnings of unconsolidated entities, net of tax	527	—	1,598	(66)	2,059

Net income (loss)	20,142	28,127	13,263	(41,390)	20,142
Preferred stock dividends	(5,843)	—	—	—	(5,843)

Net income (loss) available to common stockholders	$14,299	$28,127	$13,263	$(41,390)	$14,299

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2009
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales and services revenue	$—	$1,081,495	$419,561	$(81,584)	$1,419,472
License and royalty revenue	—	8,189	18,699	(6,300)	20,588

Net revenue	—	1,089,684	438,260	(87,884)	1,440,060

Cost of net product sales and services revenue	2,595	558,578	237,371	(119,936)	678,608
Cost of license and royalty revenue	(296)	(83)	11,969	(6,300)	5,290

Cost of net revenue	2,299	558,495	249,340	(126,236)	683,898

Gross (loss) profit	(2,299)	531,189	188,920	38,352	756,162
Operating expenses:
Research and development	20,116	43,147	17,548	—	80,811
Sales and marketing	4,490	233,863	81,644	—	319,997
General and administrative	43,126	154,711	52,320	—	250,157
Gain on disposition	(2,682)	—	(673)	—	(3,355)

Operating (loss) income	(67,349)	99,468	38,081	38,352	108,552
Interest expense, including amortization of deferred financing costs and original issue discounts	(68,890)	(29,830)	(9,127)	35,754	(72,093)
Other income (expense), net	33,311	(3,160)	6,461	(35,754)	858

(Loss) income before (benefit) provision for income taxes	(102,928)	66,478	35,415	38,352	37,317
(Benefit) provision for income taxes	(20,133)	50,702	12,998	(31,640)	11,927
Equity in earnings of subsidiaries, net of tax	112,115	—	—	(112,115)	—
Equity earnings of unconsolidated entities, net of tax	1,609	—	4,074	(144)	5,539

Net income (loss)	30,929	15,776	26,491	(42,267)	30,929
Preferred stock dividends	(17,056)	—	—	—	(17,056)

Net (loss) income available to common stockholders	$13,873	$15,776	$26,491	$(42,267)	$13,873

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2008
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales and services revenue	$1,600	$333,891	$120,941	$(23,398)	$433,034
License and royalty revenue	—	2,703	5,335	(2,272)	5,766

Net revenue	1,600	336,594	126,276	(25,670)	438,800

Cost of net product sales and services revenue	(8,763)	160,628	70,147	(13,003)	209,009
Cost of license and royalty revenue	—	(3,484)	3,240	1,887	1,643

Cost of net revenue	(8,763)	157,144	73,387	(11,116)	210,652

Gross profit (loss)	10,363	179,450	52,889	(14,554)	228,148

Operating expenses:
Research and development	3,056	12,391	10,246	—	25,693
Sales and marketing	(173)	80,982	23,787	11	104,607
General and administrative	16,724	51,401	16,476	—	84,601

Total operating expenses	19,607	144,774	50,509	11	214,901

Operating (loss) income	(9,244)	34,676	2,380	(14,565)	13,247
Interest expense, including amortization of deferred financing costs and original issue discounts	(21,778)	(18,167)	(2,482)	18,827	(23,600)
Other income (expense), net	31,826	(12,597)	(1,554)	(18,827)	(1,152)

Income (loss) before (benefit) provision for income taxes	804	3,912	(1,656)	(14,565)	(11,505)
(Benefit) provision for income taxes	(9,335)	3,035	1,517	87	(4,696)
Equity in earnings of subsidiaries, net of tax	(14,125)	—	—	14,125	—
Equity earnings of unconsolidated entities, net of tax	327	—	2,896	(73)	3,150

Net (loss) income	(3,659)	877	(277)	(600)	(3,659)
Preferred stock dividends	(5,393)	—	—	—	(5,393)

Net (loss) income available to common stockholders	$(9,052)	$877	$(277)	$(600)	$(9,052)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2008
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales and services revenue	$1,600	$915,902	$356,777	$(83,595)	$1,190,684
License and royalty revenue	—	12,462	15,481	(6,467)	21,476

Net revenue	1,600	928,364	372,258	(90,062)	1,212,160

Cost of net product sales and services revenue	7,095	411,036	218,747	(46,842)	590,036
Cost of license and royalty revenue	—	4,360	11,378	(8,254)	7,484

Cost of net revenue	7,095	415,396	230,125	(55,096)	597,520

Gross (loss) profit	(5,495)	512,968	142,133	(34,966)	614,640

Operating expenses:
Research and development	15,128	36,978	34,320	—	86,426
Sales and marketing	50,496	164,780	65,896	125	281,297
General and administrative	44,266	119,166	51,958	—	215,390

Total operating expenses	109,890	320,924	152,174	125	583,113

Operating (loss) income	(115,385)	192,044	(10,041)	(35,091)	31,527
Interest expense, including amortization of deferred financing costs and original issue discounts	(68,855)	(55,402)	(13,233)	58,728	(78,762)
Other income (expense), net	61,030	(11,099)	3,408	(58,728)	(5,389)

(Loss) income before (benefit) provision for income taxes	(123,210)	125,543	(19,866)	(35,091)	(52,624)
(Benefit) provision for income taxes	(43,702)	51,316	2,362	(23,250)	(13,274)
Equity in earnings of subsidiaries, net of tax	40,002	—	—	(40,002)	—
Equity earnings (losses) of unconsolidated entities, net of tax	1,325	(23)	(27)	(106)	1,169

Net (loss) income	(38,181)	74,204	(22,255)	(51,949)	(38,181)
Preferred stock dividends	(8,500)	—	—	—	(8,500)

Net (loss) income available to common stockholders	$(46,681)	$74,204	$(22,255)	$(51,949)	$(46,681)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
September 30, 2009
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$363,992	$96,827	$95,052	$—	$555,871
Restricted cash	—	1,426	1,672	—	3,098
Marketable securities	—	907	—	—	907
Accounts receivable, net of allowances	—	222,717	154,441	(14,104)	363,054
Inventories, net	—	137,421	93,616	(7,934)	223,103
Deferred tax assets	80,926	32,281	1,483	(24,636)	90,054
Income tax receivable	1,000	1,368	3,580	—	5,948
Receivable from joint venture, net	—	—	323	(323)	—
Prepaid expenses and other current assets	1,087	18,803	39,374	14,104	73,368
Intercompany receivables	744,910	292,658	8,033	(1,045,601)	—

Total current assets	1,191,915	804,408	397,574	(1,078,494)	1,315,403
Property, plant and equipment, net	1,838	244,840	81,620	(4,278)	324,020
Goodwill	2,125,975	598,010	707,167	(5,468)	3,425,684
Other intangible assets with indefinite lives	—	21,255	21,925	—	43,180
Core technology and patents, net	31,915	327,597	81,947	—	441,459
Other intangible assets, net	67,983	902,726	307,314	—	1,278,023
Deferred financing costs, net, and other non-current assets	44,022	5,967	21,534	—	71,523
Investments in unconsolidated entities	1,474,038	(359)	36,884	(1,447,803)	62,760
Marketable securities	1,074	—	—	—	1,074
Deferred tax assets	(1,029)	8,596	21,660	(10,252)	18,975
Intercompany notes receivable	1,435,545	63,894	42,171	(1,541,610)	—

Total assets	$6,373,276	$2,976,934	$1,719,796	$(4,087,905)	$6,982,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$1,926	$7,205	$—	$18,881
Current portion of capital lease obligations	—	473	258	—	731
Accounts payable	6,966	79,970	55,588	—	142,524
Accrued expenses and other current liabilities	(131,819)	342,354	135,136	(38,394)	307,277
Payable to joint venture, net	—	(676)	1,509	(323)	510
Intercompany payables	259,335	220,695	565,571	(1,045,601)	—

Total current liabilities	144,232	644,742	765,267	(1,084,318)	469,923

Long-term liabilities:
Long-term debt, net of current portion	2,127,688	893	4,634	—	2,133,215
Capital lease obligations, net of current portion	—	721	462	—	1,183
Deferred tax liabilities	(11,757)	450,637	90,656	(23,462)	506,074
Deferred gain on joint venture	16,309	—	272,316	—	288,625
Other long-term liabilities	57,781	22,452	34,660	(10,495)	104,398
Intercompany notes payable	592,503	776,056	168,839	(1,537,398)	—

Total long-term liabilities	2,782,524	1,250,759	571,567	(1,571,355)	3,033,495

Stockholders’ equity	3,446,520	1,081,433	382,962	(1,432,232)	3,478,683

Total liabilities and stockholders’ equity	$6,373,276	$2,976,934	$1,719,796	$(4,087,905)	$6,982,101

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
December 31, 2008
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,743	$69,798	$69,783	$—	$141,324
Restricted cash	—	1,160	1,588	—	2,748
Marketable securities	—	1,347	416	—	1,763
Accounts receivable, net of allowances	—	199,385	97,459	(16,236)	280,608
Inventories, net	—	131,918	71,478	(4,265)	199,131
Deferred tax assets	80,926	22,334	1,051	—	104,311
Income tax receivable	—	2,792	3,614	—	6,406
Receivable from joint venture, net	—	—	15,227	(3,209)	12,018
Prepaid expenses and other current assets	10,887	20,181	26,930	16,236	74,234
Intercompany receivables	455,746	248,177	75,686	(779,609)	—

Total current assets	549,302	697,092	363,232	(787,083)	822,543
Property, plant and equipment, net	2,395	221,345	62,422	(1,679)	284,483
Goodwill	2,020,528	599,517	427,251	(1,213)	3,046,083
Other intangible assets with indefinite lives	—	21,195	21,789	—	42,984
Core technology and patents, net	43,700	331,892	83,715	—	459,307
Other intangible assets, net	277,389	772,457	119,484	—	1,169,330
Deferred financing costs, net, and other non-current assets	36,876	6,872	3,136	—	46,884
Investments in unconsolidated entities	872,848	751	57,681	(862,448)	68,832
Marketable securities	591	—	—	—	591
Deferred tax assets	(1,742)	—	16,065	—	14,323
Intercompany notes receivable	1,633,174	(50,660)	2,454	(1,584,968)	—

Total assets	$5,435,061	$2,600,461	$1,157,229	$(3,237,391)	$5,955,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$2,870	$6,438	$—	$19,058
Current portion of capital lease obligations	—	265	186	—	451
Accounts payable	4,173	72,627	35,904	—	112,704
Accrued expenses and other current liabilities	(120,656)	263,380	93,617	(3,209)	233,132
Intercompany payables	155,443	198,939	425,229	(779,611)	—

Total current liabilities	48,710	538,081	561,374	(782,820)	365,345

Long-term liabilities:
Long-term debt, net of current portion	1,493,000	2,302	5,255	—	1,500,557
Capital lease obligations, net of current portion	—	66	402	—	468
Deferred tax liabilities	(36,399)	459,501	39,685	—	462,787
Deferred gain on joint venture	16,310	—	270,720	—	287,030
Other long-term liabilities	26,830	17,864	15,641	—	60,335
Intercompany notes payable	607,772	853,470	119,594	(1,580,836)	—

Total long-term liabilities	2,107,513	1,333,203	451,297	(1,580,836)	2,311,177

Stockholders’ equity	3,278,838	729,177	144,558	(873,735)	3,278,838

Total liabilities and stockholders’ equity	$5,435,061	$2,600,461	$1,157,229	$(3,237,391)	$5,955,360

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2009
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$30,929	$15,776	$26,491	$(42,267)	$30,929
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(112,115)	—	—	112,115	—
Interest expense related to amortization of deferred financing costs and original issue discounts	6,018	—	443	—	6,461
Depreciation and amortization	3,937	184,082	38,159	(124)	226,054
Non-cash stock-based compensation expense	20,287	—	—	—	20,287
Impairment of inventory	—	838	—	—	838
Impairment of long-lived assets	—	1,272	1,909	—	3,181
Loss on sale of property, plant and equipment	4	562	45	—	611
Equity earnings of unconsolidated entities, net of tax	(1,609)	—	(4,074)	144	(5,539)
Interest in minority investments	—	—	465	—	465
Deferred and other non-cash income taxes	2	(16,489)	(660)	6,526	(10,621)
Other non-cash items	292	1,450	(673)	—	1,069
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(12,434)	(28,208)	35	(40,607)
Inventories, net	—	39,862	(9,063)	(40,380)	(9,581)
Prepaid expenses and other current assets	1,408	3,975	(2,346)	—	3,037
Accounts payable	2,407	3,788	12,603	—	18,798
Accrued expenses and other current liabilities	(15,010)	56,485	(44,789)	(7,075)	(10,389)
Other non-current liabilities	1,032	5,774	3,500	—	10,306
Intercompany (receivable) payable	(47,636)	(213,151)	289,647	(28,860)	—

Net cash (used in) provided by operating activities	(110,054)	71,790	283,449	114	245,299

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(184)	(55,185)	(22,074)	2,713	(74,730)
Proceeds from sale of property, plant and equipment	—	231	441	—	672
Cash (paid) received for acquisitions and transactional costs, net of cash acquired	(158,528)	14,397	(253,416)	80	(397,467)
Cash received from investments in minority interests and marketable securities	980	—	11,019	4	12,003
Increase in other assets	—	(1,140)	(3,593)	(323)	(5,056)

Net cash (used in) provided by investing activities	(157,732)	(41,697)	(267,623)	2,474	(464,578)

Cash Flows from Financing Activities:
(Increase) decrease in restricted cash	—	(267)	15	—	(252)
Cash paid for financing costs	(15,331)	—	—	—	(15,331)
Proceeds from issuance of common stock, net of issuance costs	15,539	—	—	—	15,539
Proceeds from long-term debt	631,176	—	11	(11)	631,176
Repayments of long-term debt	(7,312)	(1,032)	50	(50)	(8,344)
Repayments from revolving lines-of-credit and other debt	—	(1,283)	(2,171)	1	(3,453)
Tax benefit on exercised stock options	2,152	—	—	—	2,152
Principal payments on capital lease obligations	—	(478)	(170)	—	(648)
Other	(115)	—	—	—	(115)

Net cash provided by (used in) financing activities	626,109	(3,060)	(2,265)	(60)	620,724

Foreign exchange effect on cash and cash equivalents	3,926	—	11,704	(2,528)	13,102

Net increase in cash and cash equivalents	362,249	27,033	25,265	—	414,547
Cash and cash equivalents, beginning of period	1,743	69,794	69,787	—	141,324

Cash and cash equivalents, end of period	$363,992	$96,827	$95,052	$—	$555,871

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2008
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(38,181)	$74,204	$(22,255)	$(51,949)	$(38,181)
Adjustments to reconcile net (loss) income to net cash provided (used in) by operating activities:
Equity in earnings of subsidiaries, net of tax	(16,752)	—	—	16,752	—
Interest expense related to amortization of deferred financing costs and original issue discounts	4,432	—	—	—	4,432
Depreciation and amortization	63,993	98,209	32,001	—	194,203
Non-cash stock-based compensation expense	19,716	—	—	—	19,716
Impairment of inventory	—	1,215	1,893	—	3,108
Impairment of long-lived assets	—	6,109	13,363	—	19,472
Loss on sale of property, plant and equipment	1	86	154	—	241
Equity (earnings) loss of unconsolidated entities, net of tax	(1,325)	23	27	106	(1,169)
Interest in minority investments	—	—	167	—	167
Deferred and other non-cash income taxes	(30,195)	2,494	(621)	—	(28,322)
Other non-cash items	2,645	1,150	(16)	—	3,779
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(25,348)	(8,309)	—	(33,657)
Inventories, net	—	(63,755)	(9,989)	33,977	(39,767)
Prepaid expenses and other current assets	2,463	11,238	(23,469)	5,111	(4,657)
Accounts payable	(1,762)	24,112	(196)	—	22,154
Accrued expenses and other current liabilities	(40,963)	24,862	9,794	(5,111)	(11,418)
Other non-current liabilities	108	(866)	4,968	—	4,210
Intercompany payable (receivable)	109,870	(170,357)	64,028	(3,541)	—

Net cash provided by (used in) operating activities	74,050	(16,624)	61,540	(4,655)	114,311

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(770)	(28,886)	(18,472)	1,114	(47,014)
Proceeds from sale of property, plant and equipment	—	33	208	—	241
Cash (paid) received for acquisitions and transactional costs, net of cash acquired	(446,759)	9,890	(177,306)	—	(614,175)
Cash received (paid) from investments in minority interests and marketable securities	1,372	(593)	11,021	—	11,800
Increase in other assets	(500)	(4,770)	(3,288)	—	(8,558)

Net cash (used in) provided by investing activities	(446,657)	(24,326)	(187,837)	1,114	(657,706)

Cash Flows from Financing Activities:
(Increase) decrease in restricted cash	—	(1,006)	139,225	—	138,219
Issuance costs associated with preferred stock	(351)	—	—	—	(351)
Cash paid for financing costs	(986)	—	—	—	(986)
Proceeds from issuance of common stock, net of issuance costs	18,566	—	—	—	18,566
Repayments on long-term debt	(7,312)	(3,368)	—	—	(10,680)
Proceeds (repayments) from revolving lines-of-credit and other debt	142,000	(2,080)	(1,650)	—	138,270
Tax benefit on exercised stock options	420	—	—	—	420
Principal payments on capital lease obligations	—	(665)	(251)	—	(916)

Net cash provided by (used in) financing activities	152,337	(7,119)	137,324	—	282,542

Foreign exchange effect on cash and cash equivalents	—	(607)	(2,643)	3,541	291

Net (decrease) increase in cash and cash equivalents	(220,270)	(48,676)	8,384	—	(260,562)
Cash and cash equivalents, beginning of period	228,178	123,133	63,421	—	414,732

Cash and cash equivalents, end of period	$7,908	$74,457	$71,805	$—	$154,170

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     During 2007 and 2008, we entered the growing health management market with our acquisitions of Alere Medical, Inc., or Alere Medical, ParadigmHealth, Inc., or ParadigmHealth, and more recently, Matria Healthcare, Inc., or Matria. Today, Matria, ParadigmHealth and Alere Medical, each a leader in their respective areas, are united as one business under the name Alere. Our most recent acquisitions of GeneCare Medical Genetics Center, Inc., or GeneCare, Free & Clear, Inc., or Free & Clear, and CVS Caremark’s Accordant Common disease management programs, or Accordant, are also joined under the Alere name. Alere is a leader in the health management field offering a broad range of services aimed at lowering costs for health plans, hospitals, employers and patients. Our health management services are focused in the areas of women’s and children’s health, cardiology and oncology. We are confident that our ability to offer near patient monitoring tools combined with value-added healthcare services will improve care and lower healthcare costs for both providers and patients.
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
     Net revenue increased by $97.0 million, or 22%, to $535.8 million for the three months ended September 30, 2009, from $438.8 million for the three months ended September 30, 2008. Revenue increased partially as a result of our acquisitions which provided $37.4 million of incremental revenue, comparing the three months ended September 30, 2009 to the three months ended September 30, 2008. Additionally, as a result of the H1N1 flu outbreak, revenues from our North American flu sales increased approximately $33.6 million comparing the three months ended September 30, 2009 to the three months ended September 30, 2008. Organic growth from our professional diagnostics business segment also contributed to the increase in net revenue during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. Net revenue increased by $227.9 million, or 19%, to $1.4 billion for the nine months ended September 30, 2009, from $1.2 billion for the nine months ended September 30, 2008. Revenue increased partially as a result of our acquisitions which provided $168.0 million of incremental revenue, comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. Additionally, as a result of the H1N1 flu outbreak, revenues from our North American flu sales increased approximately $35.1, million comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. Organic growth from our professional diagnostics business segment also contributed to the increase in net revenue during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.
     For the three and nine months ended September 30, 2009, we generated net income of $20.1 million and $30.9 million, respectively, compared to a net loss of $3.7 million and $38.2 million for the three and nine months ended September 30, 2008, respectively.

Results of Operations
     Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue increased by $94.9 million, or 22%, to $528.0 million for the three months ended September 30, 2009, from $433.0 million for the three months ended September 30, 2008. Excluding the impact of currency translation, net product sales and services revenue for the three months ended September 30, 2009 increased by $100.8 million, or 23%, compared to the three months ended September 30, 2008. Total net product sales and services revenue increased by $228.8 million, or 19%, to $1.4 billion for the nine months ended September 30, 2009, from $1.2 billion for the nine months ended September 30, 2008. Excluding the impact of currency translation, net product sales and services revenue for the nine months ended September 30, 2009 increased by $267.1 million, or 22%, compared to the nine months ended September 30, 2008. Net product sales and services revenue by business segment for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
Professional diagnostics	$334,345	$252,584	32%	$876,258	$762,602	15%
Health management	131,335	124,092	6%	376,013	261,780	44%
Consumer diagnostics	39,137	34,732	13%	103,611	104,235	(1)%
Vitamins and nutritional supplements	23,145	21,626	7%	63,590	62,067	2%

Total net product sales and services revenue	$527,962	$433,034	22%	$1,419,472	$1,190,684	19%

Professional Diagnostics
     Net product sales and services revenue from our professional diagnostics business segment increased by $81.8 million, or 32%, comparing the three months ended September 30, 2009 to the three months ended September 30, 2008. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $86.5 million, or 34%, comparing the three months ended September 30, 2009 to the three months ended September 30, 2008. As a result of the H1N1 flu outbreak, revenues from our North American flu sales increased approximately $33.6 million comparing the three months ended September 30, 2009 to the three months ended September 30, 2008. Acquisitions contributed $30.3 million of net product sales and services revenue in excess of those in the comparable period in 2008. Organic growth contributed to the increase in net revenue during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.
     Net product sales and services revenue from our professional diagnostics business segment increased by $113.7 million, or 15%, comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $145.9 million, or 19%, comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. As a result of the H1N1 flu outbreak, revenues from our North American flu sales increased approximately $35.1 million comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. Acquisitions contributed $53.5 million of net product sales and services revenue in excess of those in the comparable period in 2008. Organic growth contributed to the increase in net revenue during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008.
Health Management
     Net product sales and services revenue from our health management business segment increased by $7.2 million, or 6%, comparing the three months ended September 30, 2009 to the three months ended September 30, 2008. Net product sales and services revenue from our health management business segment increased by $114.2 million, or 44%, comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. The increase in net product sales and services revenue is primarily a result of acquisitions which contributed an additional $7.0 million and $113.1 million in net product sales and services revenue during the three and nine months ended September 30, 2009, respectively, as compared to the three and nine months ended September 30, 2008.

Consumer Diagnostics
     Net product sales and services revenue from our consumer diagnostics business segment increased by $4.4 million, or 13%, comparing the three months ended September 30, 2009 to the three months ended September 30, 2008. Net product sales and services revenue from our consumer diagnostics business segment decreased by $0.6 million, or 1%, comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. The increase in net product sales and services revenue for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008 was primarily driven by an increase in manufacturing and services revenue associated with our manufacturing agreement with Swiss Precision Diagnostics, or SPD, our consumer diagnostics joint venture with The Procter and Gamble Company, or P&G, whereby we manufacture and sell consumer diagnostic products to the joint venture. The decrease during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, was primarily driven by a decrease in net product sales and services revenue associated with our First Check home testing for drugs of abuse business.
Vitamins and Nutritional Supplements
     Our vitamins and nutritional supplements net product sales and services revenue increased by $1.5 million, or 7%, comparing the three months ended September 30, 2009 to the three months ended September 30, 2008. Net product sales and services revenue from our vitamins and nutritional supplements business segment increased by $1.5 million, or 2%, comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. The increase during the three and nine months ended September 30, 2009 is primarily a result of organic growth from our existing customers.
     License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by approximately $2.1 million, or 36%, to $7.8 million for the three months ended September 30, 2009, from $5.8 million for the three months ended September 30, 2008, and decreased by approximately $0.9 million, or 4%, to $20.6 million for the nine months ended September 30, 2009, from $21.5 million for the nine months ended September 30, 2008. The increase in license and royalty revenue during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was primarily attributed to an increase in royalty payments received from the Quidel Corporation, or Quidel, under existing licensing agreements. The decrease in license and royalty revenue during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was largely attributed to an overall decrease in royalty payments received under existing licensing agreements, partially offset by increases in royalty payments received from Quidel during the same periods.
     Gross Profit and Margin. Gross profit increased by $54.8 million, or 24%, to $283.0 million for the three months ended September 30, 2009, from $228.1 million for the three months ended September 30, 2008. The increase in gross profit for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was largely attributed to the increase in net product sales and services revenue resulting from acquisitions, an increase in flu-related sales associated with the H1N1 flu outbreak and organic growth from our professional diagnostics business segment.
     Gross profit increased by $141.5 million, or 23%, to $756.2 million for the nine months ended September 30, 2009, from $614.6 million for the nine months ended September 30, 2008. The increase in gross profit for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, was largely attributed to the increase in net product sales and services revenue resulting from acquisitions, an increase in flu-related sales associated with the H1N1 flu outbreak, and organic growth from our professional diagnostics business segment. Restructuring charges associated with various restructuring plans to integrate our business totaling $6.1 million were included in cost of net revenue during the nine months ended September 30, 2009, representing a decrease of approximately $10.2 million from the comparable period in 2008. Gross profit included a write-off in the amount of $0.7 million and $2.0 million during the nine months ended September 30, 2009 and 2008, respectively, relating to inventory write-ups recorded in connection with the acquisitions of Concateno plc, or Concateno, during the third quarter of 2009 and BBI Holdings Plc., or BBI, during the first quarter of 2008.
     Cost of sales included amortization expense of $10.3 million and $10.5 million for the three months ended September 30, 2009 and September 30, 2008, respectively, and $30.5 million and $34.2 million for the nine months ended September 30, 2009 and September 30, 2008, respectively.

     Overall gross margin was 53% for both the three and nine months ended September 30, 2009, compared to 52% and 51% for the three and nine months ended September 30, 2008, respectively.
     Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from total net product sales and services revenue increased by $53.0 million, or 24%, to $277.1 million for the three months ended September 30, 2009, from $224.0 million for the three months ended September 30, 2008. Gross profit from total net product sales and services revenue increased by $140.2 million, or 23%, to $740.9 million for the nine months ended September 30, 2009, from $600.6 million for the nine months ended September 30, 2008. Gross profit from net product sales and services revenue by business segment for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2009	2008	Change	2009	2008	Change
Professional diagnostics	$198,487	$146,838	35%	$517,451	$430,621	20%
Health management	69,762	68,105	2%	204,251	142,173	44%
Consumer diagnostics	6,147	7,244	(15)%	15,706	20,854	(25)%
Vitamins and nutritional supplements	2,668	1,838	45%	3,456	7,000	(51)%

Total gross profit from net product sales and services revenue	$277,064	$224,025	24%	$740,864	$600,648	23%

Professional Diagnostics
     Gross profit from net product sales and services revenue from our professional diagnostics business segment increased by $51.6 million, or 35%, to $198.5 million during the three months ended September 30, 2009, compared to $146.8 million for the three months ended September 30, 2008. The increase in gross profit was largely attributed to the increase in net product sales and services revenue, as discussed above. Restructuring charges associated with our various restructuring plans to integrate our businesses totaling $2.0 million and $1.9 million were included in cost of net product sales and services revenue during the three months ended September 30, 2009 and 2008, respectively. Gross profit for the three months ended September 30, 2009 included a $0.7 million charge related to the write up to fair market value of inventory acquired in connection with our third quarter of 2009 acquisition of Concateno.
     Gross profit from net product sales and services revenue from our professional diagnostics business segment increased by $86.8 million, or 20%, to $517.5 million during the nine months ended September 30, 2009, compared to $430.6 million for the nine months ended September 30, 2008. The increase in gross profit was largely attributed to the increase in net product sales and services revenue, as discussed above. Restructuring charges associated with our various restructuring plans to integrate our businesses totaling $5.6 million and $16.4 million were included in cost of net product sales and services revenue during the nine months ended September 30, 2009 and 2008, respectively. Gross profit included a write-off in the amount of $0.7 million and $2.0 million during the nine months ended September 30, 2009 and 2008, respectively, relating to inventory write-ups recorded in connection with the acquisitions of Concateno during the third quarter of 2009 and BBI during the first quarter of 2008.
     As a percentage of our professional diagnostics net product sales and services revenue, gross margin for both the three and nine months ended September 30, 2009 was 59%, compared to 58% and 57% for the three and nine months ended September 30, 2008, respectively.
Health Management
     Gross profit from net product sales and services revenue from our health management business segment increased by $1.7 million, or 2%, to $69.8 million during the three months ended September 30, 2009, compared to $68.1 million during the three months ended September 30, 2008. Gross profit from net product sales and services revenue from our health management business segment increased by $62.1 million, or 44%, to $204.3 million during the nine months ended September 30, 2009, compared to $142.2 million during the nine months ended September 30, 2008. The increase in gross profit was largely attributed to the increase in net product sales and services revenue, as discussed above.

     As a percentage of our health management net product sales and services revenue, gross margin for the three and nine months ended September 30, 2009 was 53% and 54%, respectively, compared to 55% and 54% for the three and nine months ended September 30, 2008, respectively.
Consumer Diagnostics
     Gross profit from net product sales and services revenue from our consumer diagnostics business segment decreased by $1.1 million, or 15%, to $6.1 million for the three months ended September 30, 2009, compared to $7.2 million for the three months ended September 30, 2008. The decrease in gross profit is primarily a result of net product sales and services revenue mix during the three months ended September 30, 2009, compared to the three months ended September 30, 2008.
     Gross profit from net product sales and services revenue from our consumer diagnostics business segment decreased by $5.1 million, or 25%, to $15.7 million for the nine months ended September 30, 2009, compared to $20.9 million for the nine months ended September 30, 2008. The decrease in gross profit is primarily a result of net product sales and services revenues mix during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.
     As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for the three and nine months ended September 30, 2009 was 16% and 15%, respectively, compared to 21% and 20% for the three and nine months ended September 30, 2008, respectively.
Vitamins and Nutritional Supplements
     Gross profit from our vitamins and nutritional supplements business increased by $0.8 million, or 45%, to $2.7 million from $1.8 million, comparing the three months ended September 30, 2009 to the three months ended September 30, 2008. The increase is primarily the result of product sales mix during the three months ended September 30, 2009, compared to the three months ended September 30, 2008.
     Gross profit from our vitamins and nutritional supplements business decreased by $3.5 million, or 51%, to $3.5 million from $7.0 million, comparing the nine months ended September 30, 2009 to the nine months ended September 30, 2008. The decrease is primarily the result of product sales mix during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.
     As a percentage of our vitamins and nutritional supplements net product sales and services revenue, gross margin for the thee and nine months ended September 30, 2009 was approximately 12% and 5%, respectively, compared to 8% and 11%, for the three and nine months ended September 30, 2008, respectively.
     Research and Development Expense. Research and development expense increased by $2.0 million, or 8%, to $27.7 million for the three months ended September 30, 2009, from $25.7 million for the three months ended September 30, 2008. Research and development expense during the three months ended September 30, 2009 benefited from approximately $1.2 million in exchange rate differences, as compared to the three months ended September 30, 2008.
     Research and development expense decreased by $5.6 million, or 6%, to $80.8 million for the nine months ended September 30, 2009, from $86.4 million for the nine months ended September 30, 2008. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $0.9 million were included in research and development expense during the nine months ended September 30, 2009, representing a decrease of approximately $6.0 million from the comparable period in 2008. Additionally, research and development expense during the nine months ended September 30, 2009 benefited from approximately $5.0 million in exchange rate differences, as compared to the nine months ended September 30, 2008.
     Amortization expense of $0.9 million and $3.2 million was included in research and development expense for the three and nine months ended September 30, 2009, respectively, as compared to $1.0 million and $2.8 million for the three and nine months ended September 30, 2008, respectively.

     Research and development expense as a percentage of net revenue was 5% and 6% for the three and nine months ended September 30, 2009, respectively, compared to 6% and 7% for the three and nine months ended September 30, 2008, respectively.
     Sales and Marketing Expense. Sales and marketing expense increased by $12.7 million, or 12%, to $117.3 million for the three months ended September 30, 2009, from $104.6 million for the three months ended September 30, 2008. Sales and marketing expense increased by $38.7 million, or 14%, to $320.0 million for the nine months ended September 30, 2009, from $281.3 million for the nine months ended September 30, 2008. The increase in sales and marketing expense for both periods partially relates to additional spending related to newly-acquired businesses. Additionally, sales and marketing expenses increased for both periods from additional spending related to higher variable selling-related expenses as a result of net product sales and services revenue increases in our professional diagnostics business segment, particularly related to significant increases in North American flu-related sales.
     Amortization expense of $48.5 million and $133.8 million was included in sales and marketing expense for the three and nine months ended September 30, 2009, respectively, and $41.9 million and $106.1 million for the three and nine months ended September 30, 2008, respectively.
     Sales and marketing expense as a percentage of net revenue was 22% for both the three and nine months ended September 30, 2009, compared to 24% and 23% for the three and nine months ended September 30, 2008, respectively.
     General and Administrative Expense. General and administrative expense increased by approximately $2.7 million, or 3%, to $87.3 million for the three months ended September 30, 2009, from $84.6 million for the three months ended September 30, 2008. General and administrative expense increased by approximately $34.8 million, or 16%, to $250.2 million for the nine months ended September 30, 2009 from $215.4 million for the nine months ended September 30, 2008. The increase in general and administrative expense for both the three and nine-month periods relates primarily to additional spending related to newly-acquired businesses. Contributing to the increase in general and administrative expense for the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, was $5.1 million and $11.5 million, respectively, for acquisition-related costs recorded in connection with our adoption of a new accounting standard for business combinations on January 1, 2009.
     Amortization expense of $5.5 million and $17.1 million was included in general and administrative expense for the three and nine months ended September 30, 2009, respectively, as compared to $6.4 million and $11.3 million for the three and nine months ended September 30, 2008, respectively.
     General and administrative expense as a percentage of net revenue was 16% and 17% for the three and nine months ended September 30, 2009, respectively, compared to 19% and 18% for the three and nine months ended September 30, 2008, respectively.
     Gain on Disposition. In September 2009, we disposed of our majority ownership interest in our Diamics Inc., or Diamics, operation, which was part of our professional diagnostics reporting unit and business segment. Since the date of acquisition, July 2007, under the principles of consolidation, we consolidated 100% of the operating results of the Diamics operations in our consolidated statement of operations. As a result of disposition, we recorded a gain of $3.4 million during the three and nine months ended September 30, 2009.
     Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs. Interest expense in 2009 also includes the amortization of original issue discounts associated with certain debt issuances. Interest expense increased by $7.0 million, or 30%, to $30.6 million for the three months ended September 30, 2009, from $23.6 million for the three months ended September 30, 2008. Such increase was a result of additional interest expense incurred on our 9% subordinated notes and 7.875% senior notes totaling $11.9 million for the three months ended September 30, 2009. The additional interest expense related to these notes was partially offset by lower interest rates incurred on our variable rate debt during the three months ended September 30, 2009, compared to the three months ended September 30, 2008.
     Interest expense decreased by $6.7 million, or 8%, to $72.1 million for the nine months ended September 30, 2009, from $78.8 million for the nine months ended September 30, 2008. Such decrease was principally due to lower interest rates charged during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Partially offsetting the decrease in interest expense due to lower rates incurred on our variable rate debt, was additional interest expense incurred on our 9% subordinated notes and 7.875% senior notes totaling $17.1 million for nine months ended September 30, 2009.
     Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008	Change	2009	2008	Change
Interest income	$591	$472	$119	$1,519	$5,606	$(4,087)
Foreign exchange gains (losses), net	5,198	(3,056)	8,254	3,955	(4,907)	8,862
Other	(4,832)	1,432	(6,264)	(4,616)	(6,088)	1,472

Total other income (expense), net	$957	$(1,152)	$2,109	$858	$(5,389)	$6,247

     Interest income of $0.6 million and $1.5 million for the three and nine months ended September 30, 2009, respectively, increased by $0.1 million and decreased by $4.1 million, compared to the three and nine months ended September 30, 2008, respectively. Interest income is almost entirely driven by interest earned on existing cash balances. The changes during the comparable periods is a result of varying amounts of interest earned on our cash balances during the respective periods.
     Other expense of $4.8 million and $4.6 million for the three and nine months ended September 30, 2009, respectively, includes $1.9 million of fully-vested compensation-related expense for certain executives incurred in connection with the acquisition of Concateno during the third quarter of 2009. Additionally, $0.6 million of stamp duty tax incurred in connection with an incremental investment made in one of our foreign subsidiaries for the three and nine months ended September 30, 2009.
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
     Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes increased by $10.9 million, to a $6.3 million provision for the three months ended September 30, 2009, from a benefit of $4.7 million for the three months ended September 30, 2008. The provision (benefit) for income taxes increased by $25.2 million, to a $11.9 million provision for the nine months ended September 30, 2009, from a $13.3 million benefit for the nine months ended September 30, 2008. The effective tax rate was 25.7% and 32.0% for the three and nine months ended September 30, 2009, compared to 40.8% and 25.2% for the three and nine months ended September 30, 2008. The income tax provision for the nine months ended September 30, 2009 relates to federal, foreign and state income tax provisions. The income tax benefit for the nine months ended September 30, 2008 is primarily related to the recognition of the federal income tax benefit and foreign income tax benefits for various foreign subsidiaries. The net income tax provision increase is primarily due to the federal and state income tax provisions as a result of increased domestic earnings, partially offset by the tax benefit from the recognition of foreign tax loss carryforwards.
     Equity Earnings in Unconsolidated Entities, Net of Tax. Equity earnings in unconsolidated entities is reported net of tax and includes our share of earnings (losses) in entities that we account for under the equity method of accounting. Equity earnings in unconsolidated entities, net of tax, for the three and nine months ended September 30, 2009 reflects the following: (i) income from our 50% interest in our joint venture with P&G in the amount of $1.6 million and $4.0 million, respectively, (ii) earnings from our 40% interest in Vedalab S.A., or Vedalab, in the amount of approximately $28,000 and $0.1 million, respectively, and (iii) earnings from our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.5 million and $1.5 million, respectively. Equity earnings in unconsolidated entities, net of tax, for the three and nine months ended September 30, 2008 reflects the following: (i) earnings from our 50% interest in our joint venture with P&G in the amount of $2.8 million and $(0.2) million, respectively, (ii) earnings from our 40% interest in Vedalab in the amount of $0.1 million and $0.2 million, respectively, and (iii) earnings from our 49% interest in TechLab in the amount of $0.3 million and $1.2 million, respectively. Included in our earnings (losses) from our 50% joint venture with P&G for the nine months ended September 30, 2008 are restructuring charges associated with the announced closure of our Unipath facility located in Bedford, England in the amount of $6.0 million, which represents our 50% share of a total $11.2 million of restructuring charges borne by the joint venture. Of the $11.2 million, $7.4 million related to fixed asset impairments, $3.6 million related to early termination lease penalties and $0.2 million related to severance costs.
     Net Income (Loss). For the three months ended September 30, 2009, we generated net income of $20.1 million, or $0.18 per basic common share after preferred stock dividends, based on net income available to common stockholders of $14.3 million and $0.17 per diluted common share after preferred stock dividends, based on net income available to common stockholders of $14.3 million. For the three months ended September 30, 2008, we generated a net loss of $3.7 million, or $0.12 per basic and diluted common share, based on net loss available to common stockholders of $9.1 million. For the nine months ended September 30, 2009, we generated net income of $30.9 million, or $0.17 per basic and diluted common share after preferred stock dividends, based on net income available to common stockholders of $13.9 million. For the nine months ended September 30, 2008, we generated a net loss of $38.2 million, or $0.60 per basic and diluted common share, based on net loss available to common stockholders of $46.7 million. The net income for the three and nine months ended September 30, 2009, compared to the net loss for the three and nine months ended September 30, 2008, primarily resulted from the various factors as discussed above. See Note 5 of the accompanying consolidated financial statements for the calculation of net income (loss) per common share.
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

     7.875% Senior Notes
     During the third quarter, we sold a total of $250.0 million aggregate principal amount of 7.875% senior notes due 2016, or the 7.875% senior notes, in two separate transactions. On August 11, 2009, we sold $150.0 million aggregate principal amount of 7.875% senior notes in a public offering. Net proceeds from this offering amounted to approximately $145.0 million, which was net of underwriters’ commissions totaling $2.2 million and original issue discount totaling $2.8 million. The net proceeds were used to fund our acquisition of Concateno. At September 30, 2009, we had $147.3 million in indebtedness under this issuance of our 7.875 % senior notes.
     On September 28, 2009, we sold $100.0 million aggregate principal amount of 7.875% senior notes in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers. We also agreed to file a registration statement with the Securities Exchange Commission, or SEC, so that the holders of these notes can exchange the notes for registered notes that have substantially identical terms as the original notes. Net proceeds from this offering amounted to approximately $95.0 million, which was net of the initial purchasers’ original issue discount totaling $3.5 million and offering expenses totaling approximately $1.5 million. The net proceeds were used to partially fund our acquisition of Free & Clear. At September 30, 2009, we had $96.5 million in indebtedness under this issuance of our 7.875% senior notes.
     The 7.875% senior notes were issued under an Indenture dated August 11, 2009, as amended or supplemented, the Indenture. The 7.875% senior notes accrue interest from the dates of their respective issuances at the rate of 7.875% per year. Interest on the notes are payable semi-annually on February 1 and August 1, commencing on February 1, 2010. The notes mature on February 1, 2016, unless earlier redeemed.
     We may redeem the 7.875% senior notes, in whole or part, at any time on or after February 1, 2013, by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to (but excluding) the redemption date. The premium declines from 3.938% during the twelve months on and after February 1, 2013 to 1.969% during the twelve months on and after February 1, 2014 to zero on and after February 1, 2015. At any time prior to August 1, 2012, we may redeem up to 35% of the aggregate principal amount of the 7.875% senior notes with money that we raise in certain equity offerings so long as (i) we pay 107.875% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to (but excluding) the redemption date; (ii) we redeem the notes within 90 days of completing such equity offering; and (iii) at least 65% of the aggregate principal amount of the 7.875% senior notes remains outstanding afterwards. In addition, at any time prior to February 1, 2013, we may redeem some or all of the 7.875% senior notes by paying the principal amount of the notes being redeemed plus the payment of a make-whole premium, plus accrued and unpaid interest to, but excluding, the redemption date.
     If a change of control occurs, subject to specified conditions, we must give holders of the 7.875% senior notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the date of the purchase.
     If we or our subsidiaries engage in asset sales, we or they generally must either invest the net cash proceeds from such sales in our or their businesses within a specified period of time, prepay certain indebtedness or make an offer to purchase a principal amount of the 7.875% senior notes equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.
     The 7.875% senior notes are unsecured and are equal in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 7.875% senior notes and the Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are equal in right of payment to all of their existing and future senior debt. See Note 20 for guarantor financial information.
     The Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.
     Interest expense related to our 7.875% senior notes for the three and nine months ended September 30, 2009, including amortization of deferred financing costs and original issue discounts, was $1.9 million. As of September 30, 2009, accrued interest related to the senior subordinated notes amounted to $2.8 million.
     9% Senior Subordinated Notes
     On May 12, 2009, we completed the sale of $400.0 million aggregate principal amount of 9% senior subordinated notes due 2016, or the 9% subordinated notes, in a public offering. Net proceeds from this offering amounted to $379.5 million, which was net of underwriters’ commissions totaling $8.0 million and original issue discount totaling $12.5 million. The net proceeds are intended to be used for general corporate purposes. At September 30, 2009, we had $388.1 million in indebtedness under our 9% subordinated notes.
     The 9% subordinated notes, which were issued under an Indenture dated May 12, 2009, as amended or supplemented, the Indenture, accrue interest from the date of their issuance, or May 12, 2009, at the rate of 9% per year. Interest on the notes are payable semi-annually on May 15 and November 15, commencing on November 15, 2009. The notes mature on May 15, 2016, unless earlier redeemed.
     We may redeem the 9% subordinated notes, in whole or part, at any time on or after May 15, 2013, by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to (but excluding) the redemption date. The premium declines from 4.50% during the twelve months after May 15, 2013 to 2.25% during the twelve months after May 15, 2014 to zero on and after May 15, 2015. At any time prior to May 15, 2012, we may redeem up to 35% of the aggregate principal amount of the 9% subordinated notes with money that we raise in certain equity offerings so long as (i) we pay 109% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to (but excluding) the redemption date; (ii) we redeem the notes within 90 days of completing such equity offering; and (iii) at least 65% of the aggregate principal amount of the 9% subordinated notes remains outstanding afterwards. In addition, at any time prior to May 15, 2013, we may redeem some or all of the 9% subordinated notes by paying the principal amount of the notes being redeemed plus the payment of a make-whole premium, plus accrued and unpaid interest to, but excluding, the redemption date.
     If a change of control occurs, subject to specified conditions, we must give holders of the 9% subordinated notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the date of the purchase.
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
     The Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.
     Interest expense related to our 9% subordinated notes for the three and nine months ended September 30, 2009, including amortization of deferred financing costs and original issue discounts, was $10.0 million and $15.2 million, respectively. As of September 30, 2009, accrued interest related to the senior subordinated notes amounted to $14.1 million.
     Secured Credit Facility
     As of September 30, 2009, we had approximately $1.0 billion in aggregate principal amount of indebtedness outstanding under our First Lien Credit Agreement, $250.0 million in aggregate principal amount of indebtedness outstanding under our Second Lien Credit Agreement (collectively with the First Lien Credit Agreement, the secured credit facilities). Included in the secured credit facilities is a revolving line-of-credit of $150.0 million, of which $142.0 million was outstanding as of September 30, 2009.
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
     For the three and nine months ended September 30, 2009, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $15.9 million and $47.6 million, respectively. As of September 30, 2009, accrued interest related to the secured credit facilities amounted to $1.0 million. As of September 30, 2009, we were in compliance with all debt covenants related to the secured credit facility, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.
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
     3% Senior Subordinated Convertible Notes
     In May 2007, we sold $150.0 million aggregate principal amount of 3% senior subordinated convertible notes, or senior subordinated convertible notes. At September 30, 2009, we had $150.0 million in indebtedness under our senior subordinated convertible notes. The senior subordinated convertible notes are convertible into 3.4 million shares of our common stock at a conversion price of $43.98 per share.
     Interest expense related to our senior subordinated convertible notes for the three and nine months ended September 30, 2009, including amortization of deferred financing costs, was $1.2 million and $3.7 million, respectively. As of September 30, 2009, accrued interest related to the senior subordinated convertible notes amounted to $1.7 million.
     Series B Convertible Perpetual Preferred Stock
     As of September 30, 2009, we had 2.0 million shares of our Series B preferred stock issued and outstanding. Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of these shares of Series B preferred stock, we may, at our option and in our sole discretion, satisfy the entire conversion obligation in cash, or through a combination of cash and common stock, to the extent permitted under our secured credit facilities and under Delaware law. There were no conversions as of September 30, 2009.
Summary of Changes in Cash Position
     As of September 30, 2009, we had cash and cash equivalents of $555.9 million, a $414.5 million increase from December 31, 2008. Our primary sources of cash during the nine months ended September 30, 2009, included $245.3 million generated by our operating activities, $631.2 million of net proceeds from issuance of debt, of which $387.5 million related to the issuance of our 9% subordinated notes and $243.7 related to the issuance of our 7.875% senior notes, a $12.0 million return of capital, of which $10.0 million was from our 50/50 joint venture with P&G, and $15.5 million from common stock issuances under employee stock option and stock purchase plans. Our primary uses of cash during the nine months ended September 30, 2009 related to $397.5 million net cash paid for acquisitions and transactional costs, $74.1 million of capital expenditures, net of proceeds from the sale of equipment, $8.3 million in repayment of long-term debt, $15.3 million paid for financing costs principally related to the issuance of our 9% subordinated notes and 7.875% senior notes and $4.1 million related to net repayments under our revolving lines-of-credit, other debt and capital lease obligations. Fluctuations in foreign currencies positively impacted our cash balance by $13.1 million during the nine months ended September 30, 2009.
Cash Flows from Operating Activities
     Net cash provided by operating activities during the nine months ended September 30, 2009 was $245.3 million, which resulted from net income of $30.9 million, $242.8 million of non-cash items, offset by $28.4 million of cash used to meet net working capital requirements during the period. The $242.8 million of non-cash items included, among various other items, $226.1 million related to depreciation and amortization, $4.0 million related to the impairment of assets, $20.3 million related to non-cash stock-based compensation expense, $6.5 million of interest expense related to the amortization of deferred financing costs and original issue discounts, partially offset by a $10.6 million decrease related to the recognition of a tax benefit for current year losses and tax loss carryforwards and $5.5 million in equity earnings in unconsolidated entities.
Cash Flows from Investing Activities
     Our investing activities during the nine months ended September 30, 2009 utilized $464.6 million of cash, including $397.5 million net cash paid for acquisitions and transaction-related costs, $74.1 million of capital expenditures, net of proceeds from the sale of equipment, partially offset by a $6.9 million net decrease in investments and other assets, of which $10.0 million related to a return of capital from our 50/50 joint venture with P&G.

Cash Flows from Financing Activities
     Net cash provided by financing activities during the nine months ended September 30, 2009 was $620.7 million. Financing activities during the nine months ended September 30, 2009 primarily included $631.2 million of net proceeds from the issuance of debt, of which $387.5 million related to the issuance of our 9% subordinated notes and $243.7 related to the issuance of our 7.875% senior notes and $15.5 million cash received from common stock issuances under employee stock option and stock purchase plans, offset by $8.3 million in repayments of long-term debt, $15.3 million paid for financing costs related to certain debt issuances and $4.1 million related to net repayments under our revolving lines-of-credit, other debt and capital lease obligations.
     As of September 30, 2009, we had an aggregate of $1.9 million in outstanding capital lease obligations which are payable through 2014.
     Income Taxes
     As of December 31, 2008, we had approximately $256.6 million of domestic net operating loss, or NOL, carryforwards and $15.9 million of foreign NOL carryforwards, respectively, which either expire on various dates through 2027 or may be carried forward indefinitely. These losses are available to reduce federal, state and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic NOL carryforward amount at December 31, 2008 included approximately $199.2 million of pre-acquisition losses at Matria, Alere Medical, ParadigmHealth, Biosite, Cholestech, Diamics, HemoSense, IMN, Ischemia and Ostex. On January 1, 2009, we adopted a new accounting standard issued by the Financial Accounting Standards Board, or FASB, related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Prior to adoption of this new accounting standard, the benefit of these losses through valuation allowances release were applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense. Upon adoption of this new accounting standard, the reduction of a valuation allowance is generally recorded to reduce our income tax expense. Included in our domestic NOL carryforwards at December 31, 2008 is approximately $17.5 million resulting from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax expense.
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
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of September 30, 2009.
Contractual Obligations
     The following table summarizes our principal contractual obligations as of September 30, 2009 that have changed significantly since December 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, but omitted in the table below, represent those that have not changed significantly since that date (in thousands):

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	Thereafter
Contractual Obligations
Long-term debt obligations (1)	$2,591,490	$45,238	$148,638	$143,052	$2,254,562
Operating lease obligations	101,844	6,826	37,898	21,797	35,323
Purchase obligations — capital expenditures	13,345	9,153	4,192	—	—
Purchase obligations — other (2)	53,498	40,437	12,904	157	—
Acquisition-related consideration (3)	60,805	16,863	40,942	3,000	—

	$2,820,982	$118,517	$244,574	$168,006	$2,289,885

(1)	Includes original issue discounts and interest expense associated with the 9% senior subordinated notes, 7.875% senior notes, the 3% senior subordinated convertible notes and other non-variable interest-bearing debt.

(2)	Includes inventory purchases and other operating expense commitments.

(3)	Includes $44.3 million of deferred payments associated with the acquisition of the ACON Second Territory Business and $16.5 million of deferred payments associated with the acquisition of Accordant.
     In addition to the contractual obligations detailed above, we have contractual contingent consideration terms related to the following acquisitions:
•	Accordant has a maximum earn-out of $6.0 million that, if earned, will be paid in quarterly payments of $1.5 million beginning in the fourth quarter of 2012.

•	Ameditech, Inc., or Ameditech, has a maximum earn-out of $4.0 million that, if earned, will be paid during 2010 and 2011.

•	Binax Inc., or Binax, has a maximum remaining earn-out of $7.3 million that, if earned, will be paid no later than 2010.

•	Free & Clear has a maximum earn-out of $30.0 million that, if earned, will be paid in 2011.

•	Gabmed GmbH, or Gabmed, has a maximum remaining earn-out of €0.7 million that, if earned, will be paid in equal annual amounts during 2010 through 2012.

•	Vision Biotech Pty Ltd, or Vision, has a maximum remaining earn-out of $1.2 million that, if earned, will be paid in 2010.

•	Privately-owned health management business acquired in 2008 has an earn-out based upon meeting certain EBITDA targets for the twelve months ended December 2010 that, if earned, will be paid in 2011.
     For further information pertaining to our contractual contingent consideration obligations see Note 16 of our accompanying consolidated financial statements.
     Additionally, we have a contractual contingent obligation to pay £1.0 million in compensation to certain executives of Concateno in accordance with the acquisition agreement, that, if earned, 65.0 % will be paid in 2010 and the balance in 2011. All payments vest in full on a change of control event.

Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, bad debt, inventory, valuation of long-lived assets, including intangible assets and goodwill, income taxes, including any valuation allowance for our net deferred tax assets, contingencies and litigation, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
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
Recent Accounting Pronouncements
     See Note 17 in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.
SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. There may be events in the future that we are not able to predict accurately or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We caution investors that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those we discuss in this report. These differences may be the result of various factors, including those factors described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2008 and other risk factors identified herein or from time to time in our periodic filings with the SEC. Some important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:
•	our inability to predict the effects of the current national and worldwide financial and economic crisis, including disruptions in the capital and credit markets;

•	our inability to predict the effects of anticipated United States national healthcare reform legislation and similar initiatives in other countries;

•	domestic and foreign healthcare industry changes resulting in pricing pressures, including the continued consolidation among healthcare providers, trends toward managed care and healthcare cost containment and government laws and regulations relating to sales and promotion, reimbursement and pricing generally;

•	economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and the potential effect of such fluctuations on revenues, expenses and resulting margins;

•	competitive factors, including technological advances achieved and patents attained by competitors and general competition;

•	government laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products, licensing and environmental protection;

•	manufacturing interruptions, delays or capacity constraints or lack of availability of alternative sources for components for our products, including our ability to successfully maintain relationships with suppliers, or to put in place alternative suppliers on terms that are acceptable to us;

•	difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals or clearances in the United States and abroad and the possibility of encountering infringement claims by competitors with respect to patent or other intellectual property rights which can preclude or delay commercialization of a product;

•	significant litigation adverse to us, including product liability claims, patent infringement claims and antitrust claims;

•	product efficacy or safety concerns resulting in product recalls or declining sales;

•	the impact of business combinations and organizational restructurings consistent with evolving business strategies;

•	our ability to satisfy the financial covenants and other conditions contained in the agreements governing our indebtedness;

•	our ability to effectively manage the integration of our acquisitions into our operations;

•	our ability to obtain required financing on terms that are acceptable to us; and

•	the issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board or the SEC.
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
     Our investing strategy, to manage interest rate exposure is to invest in short-term highly-liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At September 30, 2009, our short-term investments approximated market value.
     At September 30, 2009, we had term loans in the amount of $953.4 million and a revolving line-of-credit available to us of up to $150.0 million, of which $142.0 million was outstanding as of September 30, 2009, under our First Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At September 30, 2009, we also had term loans in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
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
     Assuming no changes in our leverage ratio, which would affect the margin of the interest rates under the credit agreements, the effect of interest rate fluctuations on outstanding borrowings as of September 30, 2009 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase
Interest rates increase by 100 basis points	$4,954
Interest rates increase by 200 basis points	$9,909
Foreign Currency Risk
     We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three and nine months ended September 30, 2009, the net impact of foreign currency changes on transactions was a gain of $5.2 million and $4.0 million, respectively. Generally, we do not use derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures.
     Gross margins of products we manufacture at our foreign plants and sell in U.S. Dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 51.8% for the three months ended September 30, 2009. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended September 30, 2009, our gross margin on total net product sales would have been 51.9%, 52.0% and 52.2%, respectively. Our gross margin on total net product sales was 51.1% for the nine months ended September 30, 2009. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the nine months ended September 30, 2009, our gross margin on total net product sales would have been 51.1%, 51.2% and 51.3%, respectively.
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

	Approximate	Approximate
	decrease in net	decrease in net
	revenue	income
If, during the three months ended September 30, 2009, the U.S. dollar was stronger by:
1%	$1,344	$139
5%	$6,721	$696
10%	$13,442	$1,392

	Approximate	Approximate
	decrease in net	decrease in net
	revenue	income
If, during the nine months ended September 30, 2009, the U.S. dollar was stronger by:
1%	$3,486	$262
5%	$17,428	$1,309
10%	$34,855	$2,618
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
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We have also previously disclosed certain claims in the ordinary course and other matters, including a securities class action filed against us and certain of our current and former officers and directors in the United States District Court for the District of Massachusetts in April 2008 by Pyramid Holdings Inc., a purchaser in our November 2007 public offering of our common stock. On September 23, 2009 the court approved a joint motion to dismiss filed by the parties, dismissing the matter with prejudice. Accordingly, this matter has concluded.
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
     We note, however, that the risk factors relating to our substantial indebtedness and the agreements governing our indebtedness which are set forth in our Annual Report on Form 10-K, as amended, apply also to $250.0 million of additional indebtedness incurred through two separate sales of our 7.875% senior notes due 2016 which occurred during the fiscal quarter, $150.0 million on August 11, 2009 and $100.0 million on September 28, 2009, and the Indenture governing those notes, as well as to other debt which we have incurred or may incur.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In connection with our acquisition of GeneCare on July 1, 2009, we issued warrants to purchase 4,000 shares of our common stock. The warrants expire on July 1, 2016 and have an exercise price of $50.00 per share. With respect to the issuance of the warrants, we relied on the exemption from registration afforded by Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and/or Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description
1.1	Underwriting Agreement dated as of August 5, 2009 among Inverness Medical Innovations, Inc., the subsidiary guarantors named therein, Jefferies & Company, Inc., Goldman, Sachs & Co., and Wells Fargo Securities, LLC as representatives of the several underwriters named in the Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

1.2	Purchase Agreement dated as of September 23, 2009 among Inverness Medical Innovations, Inc., the Guarantors named therein, Jefferies & Company, Inc., Goldman, Sachs & Co., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date September 28, 2009, filed on September 28, 2009)

4.1	Indenture dated as of August 11, 2009 between Inverness Medical Innovations, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

4.2	First Supplemental Indenture dated as of August 11, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

4.3	Form of 7.875% Senior Subordinated Note due 2016 (included in Exhibit 4.2 above)

4.4	Second Supplemental Indenture dated as of September 22 , 2009 among Inverness Medical Innovations, Inc., as Issuer, the guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.5	Third Supplemental Indenture dated as of September 28, 2009 among Inverness Medical Innovations, inc., as Issuer, the guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date September 28, 2009, filed on September 28, 2009)

4.6	Third Supplemental Indenture dated as of August 4, 2009 among Inverness Medical Innovations, Inc., as issuer, GeneCare Medical Genetics Center, Inc. and Alere CDM LLC, collectively as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to GeneCare Medical Genetics Center, Inc. and Alere CDM LLC’s Registration Statement on Form 8-A dated August 4, 2009)

4.7	Fourth Supplemental Indenture dated as of September 22, 2009 among Inverness Medical Innovations, Inc., as issuer, ZyCare, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to ZyCare, Inc.’s Registration Statement on Form 8-A dated September 24, 2009)

4.8	Registration Rights Agreement dated as of September 28, 2009 among Inverness Medical Innovations, Inc., the Guarantors named therein, Jefferies & Company, Inc., Goldman Sachs & Co., and Wells Fargo Securities (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date September 28, 2009, filed on September 28, 2009)

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: November 9, 2009	/s/ DAVID TEITEL
David Teitel
Chief Financial Officer and an authorized officer