Form 10-K
period 2009-12-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2010-03-01
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐
                      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock on the New York Stock Exchange on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,940,958,310.

As of February 24, 2010, the registrant had 83,874,282 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s annual meeting of shareholders currently scheduled to be held on June 30, 2010 are incorporated by reference into Part III of this Form 10-K.

INVERNESS MEDICAL INNOVATIONS, INC.

FORM 10-K
For The Fiscal Year Ended December 31, 2009

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

Inverness Medical Innovations, Inc., a Delaware corporation, was formed to acquire the women’s health and professional diagnostics businesses of its predecessor, Inverness Medical Technology, Inc., through a split-off and merger transaction, which occurred in November 2001. Our common stock is listed on the New York Stock Exchange under the symbol “IMA.” We have grown our businesses through strategic acquisitions, tactical use of our superior intellectual property portfolio and through organic growth.

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

Segments

Our major reportable operating segments are professional diagnostics, health management and consumer diagnostics. Financial information about our reportable segments is provided in Note 19 of the “Notes to Consolidated Financial Statements” which are included elsewhere in this report.

On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business. This business, which had been reported in prior periods as a separate operating segment, is now classified as discontinued operations. See Note 24 of the “Notes to Consolidated Financial Statements.”

Products and Services

Professional Diagnostics.  Professional diagnostics are generally designed to assist medical professionals in both preventative and interventional medicine, and include testing and monitoring performed in hospitals and doctors’ offices and, increasingly, testing and monitoring done at home at the direction of the medical professional, or through patient self-testing. Professional diagnostic products provide for qualitative or quantitative analysis of a patient’s body fluids or tissue for evidence of a specific medical condition, disease state or toxicological state or to measure response to therapy. Within professional diagnostics, we focus on point-of-care, rapid diagnostic testing and health monitoring and the developing patient self-testing market. We distinguish the point-of-care and patient self-testing markets from clinical diagnostic markets consisting of large, centralized laboratories offering a wide range of highly-automated laboratory services in hospital or related settings. The point-of-care market for rapid diagnostic products consists primarily of small and medium size laboratories and testing locations, such as physician office laboratories, specialized mobile clinics, emergency rooms and some rapid-response laboratories in larger medical centers.

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

Our current professional diagnostic products test for over 100 disease states and conditions and include point-of-care and laboratory tests in the following areas:

Cardiology.  Cardiovascular disease encompasses a spectrum of conditions and illnesses, including high blood pressure, high cholesterol, metabolic syndrome, coronary artery disease, heart attack, heart failure and stroke. It is estimated that 80 million Americans alone have one or more types of cardiovascular disease. The worldwide cardiology diagnostic market, including the markets for heart failure diagnostics, coronary artery disease risk assessment, coagulation testing and acute coronary syndrome, exceeds $1.5 billion. Our Triage, Cholestech LDX and INRatio products, all acquired through acquisitions in 2007, have established us as a leader in this market. The Triage system consists of a portable fluorometer that interprets consumable test devices for cardiovascular conditions, as well as the detection of certain drugs of abuse. The Triage cardiovascular tests include the following:

•	Triage BNP Test. An immunoassay that measures B-type Natriuretic Peptide (BNP) in whole blood or plasma, used as an aid in the diagnosis and assessment of severity of heart failure. The test is also used for the risk stratification of patients with acute coronary syndrome and heart failure. We also offer a version of the Triage BNP Test for use on Beckman Coulter lab analyzers.

•	Triage Cardiac Panel. An immunoassay for the quantitative determination of CK-MB, myoglobin and troponin I in whole blood or plasma, used as an aid in the diagnosis of acute myocardial infarction.

•	Triage CardioProfilER Panel. An immunoassay for use as an aid in the diagnosis of acute myocardial infarction, the diagnosis and assessment of severity of congestive heart failure, risk stratification of patients with acute coronary syndromes and risk stratification of patients with heart failure. This panel combines troponin I, CK-MB, myoglobin and BNP to provide rapid, accurate results in whole blood and plasma.

•	Triage Profiler Shortness of Breath (S.O.B.) Panel. An immunoassay for use as an aid in the diagnosis of myocardial infarction, the diagnosis and assessment of severity of congestive heart failure, the assessment and evaluation of patients suspected of having disseminated intravascular coagulation and thromboembolic events, including pulmonary embolism and deep vein thrombosis, and the risk stratification of patients with acute coronary syndromes. This panel combines troponin I, CK-MB, myoglobin, BNP and d-dimer to provide rapid, accurate results in whole blood and plasma.

•	Triage D-Dimer Test. An immunoassay for use as an aid in the assessment and evaluation of patients suspected of having disseminated intravascular coagulation or thromboembolic events, including pulmonary embolism and deep vein thrombosis.

The Cholestech LDX System is a point-of-care monitor of blood cholesterol and related lipids which is used to test patients at risk of, or suffering from, heart disease and related conditions. The Cholestech LDX System makes it possible to provide a complete lipid profile with tests for total cholesterol (TC), HDL & LDL cholesterol, triglycerides, and glucose (GLU), as well as tests for ALT and AST (for liver enzyme monitoring), and high sensitivity C-reactive protein (hs-CRP). The Cholestech LDX System can also provide coronary heart disease risk assessment from the patient’s results as measured on the lipid profile cassette. The Cholestech LDX System provides results in five minutes per test cassette (seven minutes for hs-CRP) and is CLIA-waived, meaning the United States Food and Drug Administration, or FDA, has waived the more stringent requirements for laboratory testing applicable to moderate or high complexity laboratories based on the Cholestech LDX System’s ease of use and accuracy. This allows the Cholestech LDX System to be marketed to physicians’ offices, rather than hospitals or larger laboratories, and it is present in approximately 12% of U.S. CLIA-waived physicians’ office laboratories with an installed base of approximately 10,000 units in regular use.

The INRatio System is an easy-to-use, hand-held blood coagulation monitoring system for use by patients and healthcare professionals in the management of warfarin, a commonly prescribed medication used to prevent blood clots. The INRatio System measures PT/INR, which is the patient’s blood clotting time reported pursuant to an internationally normalized ratio, to help ensure that patients with risk of blood clot formation are maintained within the therapeutic range with the proper dosage of oral anticoagulant therapy. The INRatio System is 510(k) cleared by the FDA for use by healthcare professionals, as well as for patient self-testing, and is also CE marked in Europe. The INRatio System is targeted to both the professional, or point-of-care market, as well as the patient self-testing market. Recently we introduced the INRatio2 System, which targets the patient self-testing market and offers enhanced ease of use. Patient self-testing has gained significant momentum since March 2008 when Centers for Medicare & Medicaid Services expanded coverage of home INR monitoring to include chronic atrial fibrillation and venous thromboembolism patients on warfarin.

As of November 30, 2009, we also distribute the epoc® Blood Analysis System for blood gas and electrolyte testing pursuant to an agreement with Epocal, Inc., or Epocal, The epoc (enterprise point of care) platform is a point-of-care analysis system which provides wireless bedside blood gas and electrolyte measurement testing solutions and compliments our Triage products in cardiology and emergency room settings. Utilizing easy to use, low-cost disposable Smart-Cardstm, the epoc System produces laboratory quality results in critical and acute care settings in about 30 seconds. The epoc System received FDA 510(k) clearance in 2006 for marketing in the U.S.

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

Infectious Disease.  We believe that the demand for infectious disease diagnostic products is growing faster than many other segments of the immunoassay market due to the increasing incidence of certain diseases or groups of diseases, including viral hepatitis, respiratory syncytial virus (RSV), influenza, tuberculosis, human immunodeficiency virus (HIV) / acquired immunodeficiency syndrome (AIDS), herpes and other sexually-transmitted diseases. To meet this demand, we have continued to expand our product offerings and now offer one of the world’s largest infectious disease test menus. We develop and market a wide variety of point-of-care tests for Influenza A/B, strep throat, HIV, HSV-2, HCV Malaria, C.difficile, infectious mononucleosis, Lyme disease, Chlamydia, H.pylori, RSV, Rubella and other infectious diseases. Our tests for infectious disease are sold under brand names which include Acceava, BinaxNOW, Clearview, Determine, Inverness Medical TestPack, DoubleCheckGold, Panbio and TECHLAB®. We have, as of February 2010, also acquired a majority interest in Standard Diagnostics, Inc., or Standard Diagnostics, whose SD branded rapid diagnostic tests, particularly its tests for HIV, malaria and influenza, have a strong presence in Asia, Africa and the Middle East.

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

Oncology.  Among chronic disease categories, we are focused on oncology diagnostics as an area of significant future opportunity. The Matritech NMP22 BladderChek Test is the only in-office test approved by the FDA as an aid in the diagnosis of bladder cancer. The NMP22 BladderChek Test is a non-invasive assay, performed on a single urine sample that detects elevated levels of NMP22 protein. The test can be performed in a physician’s office with results delivered during the patient visit, allowing a rapid, accurate and cost-effective means of aiding the detection of bladder cancer in patients at risk, when used in conjunction with standard diagnostic procedures. We also offer the NMP22 Test Kit, a quantitative ELISA also designed to detect elevated levels of NMP22 protein.

Our Clearview FOB and Ultra FOB rapid tests aid in the early detection of colorectal cancer, the third most common type of cancer in men and the second most common in women.

Drugs of Abuse.  Drug abuse is a major global health problem, as well as a social and economic burden. In addition to being a primary cause of lost workforce productivity, family conflict and drug-related crime, drug abuse is linked to the spread of HIV/AIDS through contaminated needles. Drug abuse is one of the most costly health problems in the United States. As a result, employers, law enforcement officials and others expend considerable effort to be sure their employees and constituents are free of substance abuse, creating a significant market for simple, reliable tests to detect the most commonly abused substances. Additionally, physicians are increasingly utilizing drug testing to identify and address signs of prescription drug misuse. Urine-based screening tests for drugs of abuse range from simple immunoassay tests to complex analytical procedures. The speed and sensitivity of immunoassays have made them the most widely-accepted method for screening urine for drugs of abuse.

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

Our rapid drugs of abuse tests are sold primarily under the brands Triage, iScreen, Concateno and SureStep. The TOX Drug Screen panel sold for use with our Triage system detects the presence of any illicit or prescription drugs listed above at the point-of-care in approximately 15 minutes. It is widely used in hospital and clinical testing as a laboratory instrument to aid in the detection of drug abuse. Our Drug Detection System, or DDS, is an enhanced, on-site saliva drug detection system which displays results for the presence of up to six different drugs in under five minutes and two drugs in under 90 seconds.

We have recently expanded our drugs of abuse products and services significantly, particularly in the toxicology laboratory field. Our addition of Concateno plc, or Concateno, in August 2009, allows us to offer comprehensive lab-based testing services throughout Europe, and the acquisition of Kroll Laboratory Services, Inc., or Kroll, in February 2010, enables us to offer toxicology services through laboratories certified by the U.S. Substance Abuse and Mental Health Services Administration, or SAMHSA. Through our subsidiary Redwood Toxicology Laboratory, Inc., or Redwood, we also offer comprehensive, low-cost laboratory testing services to multiple domestic clients, including law enforcement agencies, penal systems, insurers and employers. Our comprehensive offerings deliver the certainty of science, the dependability of proven processes and the assurance of legally defensible results.

Health Management.  We believe that by utilizing both existing professional diagnostic devices and new devices under development to enhance the delivery of health management and other services to healthcare providers, we can further facilitate cost containment and outcome-driven decision making. Our Alere health management business strives to empower participants of our programs and physicians so they can work together towards better health. We also provide services supporting home INR testing through Quality Assured Services, Inc., or QAS, and Tapestry Medical, Inc., or Tapestry.

Our expert-designed health management programs:

•	embrace the entire lifespan, from pre-cradle to end-of-life, and targeted health states, from wellness to prevention to total health management of the individual for those having various chronic illnesses.

•	target high-cost chronic conditions with programs designed to improve outcomes and reduce expenditures.

•	provide health coaches who engage and motivate participants during teachable moments.

•	help participants improve their health by supporting their individual health goals.

•	bring greater clarity to healthcare with empowering technologies that lead to better outcomes.

•	offer the expertise of 1,850 healthcare professionals who share a passion for patient and customer care.

Our key health management programs are:

Care.  The Alere Disease Management Program provides technology-enabled, evidence-based solutions for managing chronic and high-cost conditions, improving productivity and reducing healthcare costs. The Alere Disease Management Program assists individuals with chronic diseases or conditions to better manage their care by increasing their knowledge about their illnesses, potential complications and the importance of medication and treatment plan compliance. Our highly-trained clinicians proactively contact participants to monitor their progress and ensure they are following the plan of care set by their physician. They work with participants to identify potential gaps in care, which occur when individuals do not receive national standards of care, or best practices, or when an individual fails to comply with their treatment plan.

We offer a personal health support model of care. This model differs from providers of traditional, total population health models in several ways, including how individuals are selected, as well as a more disciplined approach to defining who can benefit from what kinds of ‘touches’ and how these specific interactions are best accomplished. A second key differentiator is the use of the Alere DayLink Monitor for persons participating in higher risk health management programs. The DayLink Monitor records a participant’s weight and/or answers to questions regarding their symptoms. This information is gathered daily and sent to our clinicians for review. The Alere Disease Management Program currently assists individuals with the following diseases or conditions: asthma, coronary artery disease, chronic obstructive pulmonary disease, diabetes, heart failure, pain, weight management and depression. In addition, we also offer Complex Care Management and Chronic Care Management for participants who require more attention and care than a traditional disease management program provides. What distinguishes our two programs is that Complex Care provides on-site care, and the Chronic Complex program involves telephone contact with Alere clinicians.

Patient Self-Testing Services.  We also offer services designed to support anticoagulation management for patients at risk for stroke and other clotting disorders who can benefit from home INR monitoring. As mentioned, home INR monitoring has grown increasingly popular since the Centers for Medicare & Medicaid Services expanded coverage to include home INR monitoring of chronic atrial fibrillation and venous thromboembolism patients on warfarin. Our QAS and Tapestry businesses assist patients in acquiring home INR monitors, including our INRatio2 monitors, and seeking Medicare reimbursement and insurance coverage, while providing physicians with a comprehensive solution for incorporating home INR monitoring into their practice. Our CoagNow program includes our Face-2-Face patient training model, which utilizes experienced nurse educators; patient scheduling; collection and reporting of home testing results to the physician and CoagClinic, our sophisticated web-based application that provides healthcare professionals with real-time access to patient information.

Women’s & Children’s Health.  Our Women’s and Children’s Health division delivers a total spectrum of obstetrical care services, ranging from a risk assessment to identify women at risk for preterm birth to a neonatal program for early infant care management. In between are first and second trimester genetic testing as well as home-based obstetrical programs to manage and monitor pregnant women who have medical or pregnancy-related problems that could harm the health of the mother or baby. We deliver telephonic and home-based nursing services that support physician and patient goals. We have developed and refined these services over the years to accommodate physician plans of care. We focus on assessment of patient data and providing education. Our high-risk pregnancy management program revenues tend to be seasonal. Revenues tend to decrease with the onset of the holiday season starting with Thanksgiving. As a result, first and fourth quarter revenues of each year tend to be lower than second and third quarter revenues.

Oncology.  The Alere Oncology Program is the longest-running cancer management program (since 1994) in the nation. This program screens for and manages 62 types of cancer. Since the program’s inception, we have managed more than 50,000 participants. Cancer continues to challenge employers and health plans as they search for tools to compassionately manage this condition among their population in the most cost-effective manner. By incorporating “best of breed” practices and coordinating with physicians and participants, we provide an integrated solution to proactively manage this expensive and debilitating disease.

Wellness.  Wellness Solutions is a suite of integrated wellness programs and resources designed to help organizations reduce health risks and improve the health and productivity of their employees while reducing healthcare-related costs. Wellness programs include screening for risk factors associated with diabetes, cardiovascular heart disease, hypertension and obesity; screening for high-risk pregnancies; assessments of health risks for broad populations; programs that promote better health by encouraging sustainable changes in behavior and health coaching. In September 2009, we enhanced our wellness offerings through our acquisition of Free & Clear, Inc., or Free & Clear, the healthy behaviors company that specializes in web-based learning and phone-based cognitive behavioral coaching to help employers, health plans and state governments improve the overall health and productivity of their covered populations. Free & Clear’s evidence-based programs address the four key modifiable health risks that contribute to chronic disease: tobacco use, poor nutrition, physical inactivity and stress.

Technology Solutions.  Our technology solutions provide employers and health plans with a powerful portal or “front door” to our continuum of healthcare services and allow individuals to create a HIPAA Compliant, confidential on-line record of all of their personal healthcare data. On January 1, 2010, we launched our enhanced integrated health management portal, Apollo, with several large clients. Apollo will be rolled out to the remainder of Alere’s existing clients throughout 2010 and 2011. The enhanced system provides the framework and supporting infrastructure for a series of significant enhancements to Alere’s services, including a whole new dynamic, interactive and personalized experience for employees via an enhanced health portal and will provide us with an unparalleled ability to integrate data from a variety of sources, including health plans, pharmacy benefit managers and point of care devices.

Apollo serves as the hub for participants to access their medical information, personal health record and appropriate health programs and offers the following key enhancements:

•	personalized platform that acts as a “virtual coach,” presenting content based on data collected on the participant and delivering personal health support in a way that is designed to feel satisfying to the participant and when they need it the most,

•	a meaningful, engaging experience with content and activities presented based on their preferences, activities and personal health data, and

•	a deep, rich library of multi-media resources designed to address individual learning styles that can be generated dynamically by the system or located in a search by the participant.

Providing access to the broad-based resources of the portal demonstrates a commitment to the enhanced health of an organization’s population.

Consumer Diagnostics.  On May 17, 2007, we and affiliates of The Procter & Gamble Company, or P&G, commenced a 50/50 joint venture for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. As part of this arrangement, we transferred essentially all of the assets of our consumer diagnostics business, other than our manufacturing and core intellectual property assets, to the joint venture, and P&G acquired its interest in the joint venture. Accordingly, substantially all of the consumer diagnostics business conducted by us prior to the joint venture, including all of our products targeting the worldwide over-the-counter pregnancy and fertility/ovulation test market, are now sold by the joint venture, which is an unconsolidated entity operating primarily under the name SPD Swiss Precision Diagnostics GmbH, or SPD.

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

Our other current consumer diagnostic products consist of our market-leading First Check brand of over-the-counter drugs of abuse tests for at-home testing for up to seven illicit drugs and five prescription drugs, as well as First Check brand over-the-counter tests for alcohol abuse, cholesterol monitoring and colon cancer screening. Taking advantage of our leadership in the field of women’s health, we also sell Balance Activ Vaginal Gel directly to consumers and health care professionals for the effective treatment of bacterial vaginosis without antibiotics.

Methods of Distribution and Customers

In the United States, Canada, the United Kingdom, Ireland, Germany, Italy, Spain, Switzerland, the Netherlands, Belgium, France, Austria, India, Japan, China, South Korea, Taiwan, Hong Kong, Australia, New Zealand, South Africa, Brazil, Argentina, Colombia and Israel, we distribute our professional diagnostic products to hospitals, reference laboratories, physicians’ offices and other point-of-care settings through our own sales forces and distribution networks. In these countries, as well as in all other major world markets, we also utilize third-party distributors to sell our products. Our QAS and Tapestry subsidiaries facilitate the distribution of our INRatio and INRatio2 coagulation monitors by contacting targeted customers and facilitating the Medicare reimbursement process for physicians and for patients monitoring at home.

We market our health management programs primarily to health plans (both commercial and governmental) and self-insured employers and, to a lesser extent, to pharmaceutical companies and physicians, through our employee sales force and channel partners.

We market and sell our First Check consumer drug testing products in the United States through retail drug stores, drug wholesalers, groceries and mass merchandisers. These products compete intensively with other brand name drug testing products based on price, performance and brand awareness, which is achieved through targeted radio advertising.

Manufacturing

Our primary manufacturing facilities are located in Hangzhou and Shanghai, China; Matsudo, Japan; San Diego, California; and Scarborough, Maine. We are in the final stages of closing another significant facility in Bedford, England and transferring the manufacturing operations located there to our low cost production facilities mainly in China. We also manufacture products at a number of other facilities in the United States, the United Kingdom, Germany, Spain, Israel, Australia and South Africa. We recently acquired a majority interest in Standard Diagnostics, a manufacturer and distributor of professional diagnostic products, which has significant manufacturing facilities in Yongin, South Korea and Gurgaon, India.

Our primary manufacturing facilities are ISO certified and registered with the FDA. We manufacture substantially all of our consumable diagnostic products at these facilities. We also manufacture the consumable diagnostic devices containing the diagnostic chemistry or other proprietary diagnostic technology, which are used in conjunction with our diagnostic or monitoring systems, including our Triage system, our Cholestech LDX monitoring devices, our INRatio monitoring devices and the digital pregnancy and ovulation prediction tests and fertility monitors that we supply to the SPD joint venture. We contract with third parties to supply the electronic reader portion of these diagnostic or monitoring systems and to supply various other products which we sell, including our Triage® BNP Test for use on Beckman Coulter systems, a majority of our IFA and ELISA tests and our TECHLAB® products.

Research and Development

Our primary research and development centers are in Jena, Germany; Stirling, Scotland and San Diego, California. We also conduct research and development at various of our other facilities including facilities in the United States, the United Kingdom, Spain, Australia and Israel. Standard Diagnostics also has significant research and development operations. Our research and development programs currently focus on the development of cardiology, women’s health, infectious disease, oncology and drugs of abuse products.

Global Operations

We are a global company with major manufacturing facilities in Hangzhou and Shanghai, China and Matsudo, Japan and significant research and development operations in Jena, Germany and Stirling, Scotland. Standard Diagnostics has significant operations in Yongin, South Korea and Gurgaon, India. Our distribution network supporting our professional diagnostics business includes offices in the United States, Canada, the United Kingdom, Germany, Italy, Spain, Switzerland, the Netherlands, Belgium, France, Austria, India, Japan, China, South Korea, Taiwan, Hong Kong, Australia, New Zealand, South Africa, Brazil, Argentina, Colombia and Israel.

Our professional diagnostic products are sold throughout the world. Our health management programs are offered almost exclusively in the United States. During 2009 and 2008, respectively, approximately 69% and 71% of our net revenue was generated from the United States, approximately 17% and 18% of our net revenue was generated from Europe, and approximately 14% and 11% of our net revenue was generated from customers located elsewhere.

Competition

Professional Diagnostics.  The main competitors for our professional rapid diagnostic products are Becton Dickinson and Quidel Corporation, or Quidel. Some competitors in this market, such as Becton Dickinson, are large companies with substantial resources, while numerous smaller, yet aggressive companies are also competitors. Some automated immunoassay systems may be considered competitors when labor shortages force laboratories to automate or when the costs of such systems are lower. Such systems are provided by Abbott, Siemens AG, Beckman Coulter, Johnson & Johnson, Roche Diagnostics and other large diagnostic companies. In the infectious disease area, newer technologies utilizing amplification techniques for analyzing molecular DNA gene sequences, from companies such as Abbott, Becton Dickinson, Roche

Diagnostics, Cepheid and Gen-Probe, are making in-roads into this market. Competition for rapid diagnostics is intense and is primarily based on price, breadth of product line and distribution capabilities.

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

In cardiology, the majority of diagnostic immunoassays utilized by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated analyzers for batch testing. As a result, the primary competitors of our Triage and LDX point-of-care testing systems, which consist of rapid diagnostic devices interpreted by portable electronic readers, are the large diagnostic companies identified above who produce automated immunoassay systems. We expect these large companies to continue to compete vigorously to maintain their dominance of the cardiology testing market. Although we offer our Triage BNP test for use on Beckman Coulter Immunoassay Systems, our other primary cardiology products are not currently designed for automated batch testing. Our Triage products face strong competition from Abbott Laboratories’ i-Stat hand-held system and our LDX system also faces direct competition from Abaxis Medical Diagnostics, which markets its point-of-care blood laboratory systems to physicians’ office laboratories, and Polymer Technology Systems, which sells a home cholesterol test system. The primary competitors for our INRatio coagulation monitoring system are Roche Diagnostics and International Technidyne Corporation, a division of Thoratec, who together currently account for approximately 75% of the domestic sales of PT/INR point-of-care and patient self-testing devices.

In oncology, our NMP-22 diagnostic products aid in diagnosing and monitoring bladder cancer patients, in conjunction with standard diagnostic procedures, and are based on our proprietary nuclear matrix protein technology. Our NMP-22 BladderChek Test is currently the only in-office test approved by the FDA as an aid in the diagnosis of bladder cancer. However, competition in the development and marketing of cancer diagnostics and therapeutics, using a variety of other technologies, is intense. Competing diagnostic products based on other technologies may be introduced by other companies and could adversely affect our competitive position. In a larger sense, our tests also compete with more invasive or expensive procedures, such as surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In the market for urine-based diagnostic tests, our NMP-22 tests also compete with existing cellular-based tests, such as the microscopic examination of suspicious cells and a test known as UroVysiontm, which is a fluorescent in-situ hybridization test.

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

Health Management.  Competition for our health management services is also intense. Other health management service providers include Health Dialog and Healthways, Inc. Our competitors and potential competitors also include health plans, self-insured employers, healthcare providers, pharmaceutical companies, pharmacy benefit management companies, case management companies and other organizations that provide services to health plans and self-insured employers. Some of these entities, health plans and self-insured employers in particular, may be customers or potential customers and may own, acquire or establish health management service providers or capabilities for the purpose of providing health management services in-house. Many of these competitors are considerably larger than us, with access to greater resources. We believe however that our ability to improve clinical and financial outcomes and our technology platforms, most notably our new Apollo system, will enable us to compete effectively.

Consumer Diagnostics.  Our First Check tests compete against over-the-counter diagnostic tests sold primarily by Phamatech, Inc., but also by other smaller competitors. Essentially, all of our remaining consumer diagnostic product sales are to SPD, our joint venture. These products are sold by SPD in retail markets where competition is intense and based primarily on brand recognition and price. Our revenues, as well as our share of the profits from the sale of these products by SPD, are dependent upon SPD’s ability to effectively compete in these markets.

Patents and Proprietary Technology; Trademarks

We have built a strong intellectual property portfolio consisting of an increasing number of patents, patent applications and licensed patents which protect our vision of the technologies, products and services of the future. Our intellectual property portfolio consists of patents that we own and, in some cases, licenses to patents or other proprietary rights of third parties which may be limited in terms of field of use, transferability or may require royalty payments.

The medical products industry, including the diagnostic testing industry, historically has been characterized by extensive litigation regarding patents, licenses and other intellectual property rights. As the fact of our pending litigation with Healthways, Inc. and Robert Bosch North America Corp. and with Health Hero Network Inc. suggests, litigation relating to intellectual property rights is also a risk in the health management industry. For more information regarding these pending matters see Item 3 entitled “Legal Proceedings” beginning on page 30.

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

The medical products industry, including the diagnostic testing industry, and the health management industry place considerable importance on obtaining and enforcing patent and trade secret protection for new technologies, products, services and processes. Trademark protection is an important factor in the success of certain of our product lines and health management programs. Our success therefore depends, in part, on our abilities to obtain and enforce the patents and trademark registrations necessary to protect our products, to preserve our trade secrets and to avoid or neutralize threats to our proprietary rights from third parties. We cannot, however, guarantee our success in enforcing or maintaining our patent rights; in obtaining future patents or licensed patents in a timely manner or at all; or as to the breadth or degree of protection that our patents or trademark registrations or other intellectual property rights might afford us. For more information regarding the risks associated with our reliance on intellectual property rights see the risk factors discussed in Item 1A entitled “Risk Factors” on pages 13 through 29 of this report.

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

The Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988, or CLIA, extended federal oversight to many clinical laboratories, including certain of our drug testing laboratories in the United States, by requiring that they be certified to meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections. Certain of our drug testing laboratories perform drug testing on employees of federal government contractors and certain other entities and are therefore regulated by the Substance Abuse and Mental Health Services Administration, or SAMHSA (formerly the National Institute on Drug Abuse), which has established detailed performance and quality standards that laboratories must meet to be approved to perform drug testing on employees of federal government contractors and certain other entities.

Certain of the clinicians, such as nurses, must comply with individual licensing requirements. All of our clinicians who are subject to licensing requirements are licensed in the state in which they are physically present, such as the location of the call center from which they operate and, if applicable, states in which they visit or interact with patients, to the extent such licensure is required. In the future, multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license more of our clinicians in more than one state. New judicial decisions, agency interpretations or federal or state legislation or regulations could increase the requirement for multi-state licensing of a greater number of our clinical staff, which would increase our administrative costs.

Certain aspects of our health management business are subject to unique licensing or permit requirements by state and local heath agencies. In addition, our health management business is subject to the Health Insurance Portability and Accountability Act and its regulations, or HIPAA, and the Health Information Technology for Economic and Clinical Health (HITECH) Act. We are also required to obtain certification to participate in certain governmental payment programs, such as various state Medicaid programs. Some states have established Certificate of Need, or CON, programs regulating the expansion of healthcare operations. The failure to obtain, renew or maintain any of the required licenses, certifications or CONs could adversely affect our business.

Employees

As of January 31, 2010, we had approximately 11,300 employees, including temporary and contract employees, of which approximately 6,400 employees are located in the United States. In addition, we utilize consultants specializing in areas such as research and development, risk management, regulatory compliance, strategic planning and marketing.

ITEM 1A.	RISK FACTORS

The risks described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 2 and 35 of this report.

Disruptions in the capital and credit markets related to the current national and worldwide financial crisis, which may continue indefinitely or intensify, could adversely affect our results of operations, cash flows and financial condition, or those of our customers and suppliers.

The recent disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. These disruptions could adversely affect our ability to draw on our bank revolving credit facility, which is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency exchange or interest rate risks. Such disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. As of December 31, 2009, we had total debt outstanding of approximately $2.1 billion, which included approximately $1.1 billion in aggregate principal amount of indebtedness outstanding under our senior secured credit facility, $250.0 million in aggregate principal amount of indebtedness outstanding under our junior secured credit facility, $100.0 million in indebtedness under our outstanding September 2009 senior notes, $150.0 million in indebtedness under our outstanding August 2009 senior notes, $400.0 million in indebtedness under our outstanding May 2009 senior subordinated notes, and $150.0 million in indebtedness under our outstanding May 2007 senior subordinated convertible notes.

Our substantial indebtedness could affect our future operations in important ways. For example, it could:

•	make it more difficult to satisfy our obligations under our senior notes, our senior subordinated notes, our senior subordinated convertible notes, our secured credit facilities and our other debt-related instruments;

•	require us to use a large portion of our cash flow from operations to pay principal and interest on our indebtedness, which would reduce the amount of cash available to finance our operations and service obligations, to delay or reduce capital expenditures or the introduction of new products and/or forego business opportunities, including acquisitions, research and development projects or product design enhancements;

•	limit our flexibility to adjust to market conditions, leaving us vulnerable in a downturn in general economic conditions or in our business and less able to plan for, or react to, changes in our business and the industries in which we operate;

•	impair our ability to obtain additional financing;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	expose us to fluctuations in the interest rate environment with respect to our indebtedness that bears interest at variable rates.

We expect to obtain the money to pay our expenses and to pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets in which we operate and pressure from competitors. We cannot be certain that our cash flow will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If our cash flow and capital resources prove inadequate, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, seek additional equity capital or borrow more money. We cannot guarantee that we will be able to do so on acceptable terms. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.

The agreements governing our indebtedness subject us to various restrictions that may limit our ability to pursue business opportunities.

The agreements governing our indebtedness, including the credit agreements governing our secured credit facilities and the indentures governing our senior notes, our senior subordinated notes and our senior subordinated convertible notes, subject us to various restrictions on our ability to engage in certain activities, including, among other things, our ability to:

•	incur additional debt;

•	pay dividends or make distributions or repurchase or redeem our stock or subordinated debt;

•	acquire other businesses;

•	make investments;

•	make loans to or extend credit for the benefit of third parties or their subsidiaries;

•	prepay indebtedness;

•	enter into transactions with affiliates;

•	raise additional capital;

•	make capital or finance lease expenditures;

•	dispose of or encumber assets; and

•	consolidate, merge or sell all or substantially all of our assets.

These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

Our secured credit facilities contain certain financial covenants that we may not satisfy, which, if not satisfied, could result in the acceleration of the amounts due under our secured credit facilities and the limitation of our ability to borrow additional funds in the future.

The agreements governing our secured credit facilities subject us to various financial and other restrictive covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to maximum consolidated leverage ratios and minimum consolidated interest coverage ratios. If we violate any of these covenants, we may suffer a material adverse effect. Most notably, our outstanding debt under our secured credit facilities could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness and our ability to borrow additional funds in the future may be limited. Alternatively, we could be forced to refinance or renegotiate the terms and conditions of our secured credit facilities, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facilities, on terms that may be significantly less favorable to us.

A default under any of the agreements governing our indebtedness could result in a default and acceleration of indebtedness under other agreements.

The agreements governing our indebtedness, including the credit agreements governing our secured credit facilities and the indentures governing our senior notes, our senior subordinated notes and our senior subordinated convertible notes, contain cross-default provisions whereby a default under one agreement could result in a default and acceleration of our repayment obligations under other agreements. If a cross-default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on commercially reasonable terms or acceptable terms. If some or all of our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to satisfy our debt obligations upon a fundamental change or change of control, which could limit our opportunity to enter into a fundamental change or change of control transaction.

Upon the occurrence of a change of control or a fundamental change, as defined in the indentures governing our senior notes, our senior subordinated notes and our senior subordinated convertible notes, holders of notes will have the right to require us to purchase all or any part of such holders’ notes at a price equal to either 100% (in the case of the senior subordinated convertible notes) or 101% (in the case of all other notes) of the principal amount thereof, plus accrued and unpaid interest, if any. The events that constitute a change of control under the indentures may also constitute a default under our secured credit facilities, which prohibit the purchase of the notes by us in the event of certain changes of control, unless and until our indebtedness under the secured credit facilities is repaid in full.

There can be no assurance that either we or our guarantor subsidiaries would have sufficient financial resources available to satisfy all of our or their obligations under the senior notes, the senior subordinated notes, the senior subordinated convertible notes, and the secured credit facilities in the event of such a change of control or fundamental change. Our failure to purchase notes as required under any of the indentures governing our outstanding senior notes, our senior subordinated notes or our senior subordinated convertible notes would result in a default under that indenture and under our secured credit facilities and could have a material adverse consequence for us and our stakeholders.

Our acquisitions may not be profitable, and the integration of these businesses may be costly and difficult and may cause disruption to our business.

Since commencing activities in November 2001, we have acquired and integrated into our operations numerous businesses. Since the beginning of 2007, we have acquired and integrated, or are in the process of integrating, Free & Clear; Concateno; the ACON second territory business; Matria Healthcare, Inc., or Matria; BBI Holdings Plc, or BBI; Panbio Limited, or Panbio; ParadigmHealth; Redwood; Alere Medical, Inc., or Alere Medical; HemoSense, Inc., or HemoSense; Cholestech Corporation, or Cholestech; Biosite Incorporated, or Biosite; and Instant Technologies, Inc., or Instant. We have also made a number of smaller acquisitions. The ultimate success of all of these acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating these businesses or assets into our existing businesses. However, the successful integration of independent businesses or assets is a complex, costly and time-consuming process. The difficulties of integrating companies and acquired assets include, among others:

•	consolidating manufacturing, research and development operations and health management information technology platforms, where appropriate;

•	integrating newly acquired businesses or product lines into a uniform financial reporting system;

•	coordinating sales, distribution and marketing functions and strategies, including the integration of our current health management products and services;

•	establishing or expanding manufacturing, sales, distribution and marketing functions in order to accommodate newly-acquired businesses or product lines or rationalizing these functions to take advantage of synergies;

•	preserving the important licensing, research and development, manufacturing and supply, distribution, marketing, customer and other relationships;

•	minimizing the diversion of management’s attention from ongoing business concerns; and

•	coordinating geographically separate organizations.

•	regulatory issues relating to the integration of acquisitions or of legacy entities.

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

Our success depends in part on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. Accordingly, from time to time, we may seek to acquire or invest in businesses, products or technologies instead of developing them internally. Acquisitions and investments involve numerous risks, including:

•	the inability to complete the acquisition or investment;

•	disruption of our ongoing businesses and diversion of management attention;

•	difficulties in integrating the acquired entities, products or technologies;

•	difficulties in operating the acquired business profitably;

•	difficulties in transitioning key customer, distributor and supplier relationships;

•	difficulties in evaluating, integrating and retaining key management;

•	risks associated with entering markets in which we have no, or limited, prior experience; and

•	unanticipated costs.

In addition, any future acquisitions or investments may result in:

•	issuances of dilutive equity securities, which may be sold at a discount to market price;

•	use of significant amounts of cash;

•	the incurrence of debt;

•	the assumption of significant liabilities, including litigation;

•	unfavorable financing terms;

•	large one-time expenses; and

•	the creation of intangible assets, including goodwill, the write-down of which may result in significant charges to earnings.

If we fail to complete strategic acquisitions or investments our ability to meet our goals may be compromised and our future business prospects may be limited.

We may be unable to come to terms on, or complete, potential acquisitions or investments in businesses we believe to be of strategic importance. This may occur for many reasons, including but not limited to:

•	we may not be able to agree on terms and conditions which we believe are reasonable;

•	we may be out bid by another party or parties;

•	we may not be able to finance the purchase price;

•	we may not have enough available stock to use as consideration;

•	a competitor may come to an agreement to acquire a targeted business before we are able to; or

•	antitrust or other laws or regulations may prohibit the acquisition or prevent us from completing the acquisition or investment in a manner which we believe would benefit us.

Our joint venture transaction with P&G may not realize all of its intended benefits.

In connection with SPD, our 50/50 joint venture with P&G, we may experience among other problems:

•	difficulties in integrating our corporate culture and business objectives with that of P&G into the joint venture;

•	diversion of our management’s time and attention from other business concerns;

•	difficulties in retaining key employees who are necessary to manage the joint venture; or

•	difficulties in working with an entity based in Switzerland and thus remote or inconvenient to our Waltham, Massachusetts headquarters.

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

We may not be successful in conducting future joint venture transactions.

In addition to SPD, our 50/50 joint venture with P&G, we may enter into additional joint venture transactions in the future. We may experience unanticipated difficulties in connection with those joint venture transactions. We cannot assure you that any such joint venture transaction will be profitable or that we will receive any of the intended benefits of such a transaction.

If goodwill and/or other intangible assets that we have recorded in connection with our acquisitions of other businesses become impaired, we could have to take significant charges against earnings.

In connection with the accounting for our acquisitions we have recorded, or will record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our reported results of operations in future periods.

We may experience manufacturing problems or delays due to, among other reasons, our volume, specialized processes or our global operations, which could result in decreased revenue or increased costs.

Many of our manufacturing processes are complex and involve sensitive scientific processes, including unique and often proprietary antibodies which cannot be replicated or acquired through alternative sources without undue delay or expense. In addition, our manufacturing processes often require complex and specialized equipment which can be expensive to repair or replace with required lead times of up to a year. Also, our private label consumer diagnostics business relies on operational efficiency to mass produce products at low margins per unit. We also rely on numerous third parties to supply production materials and, in some cases, there may not be alternative sources immediately available.

In recent years we have shifted production of several of our products to our manufacturing facilities in China and closed less efficient and more expensive facilities elsewhere. We expect to continue to shift production to China and other lower cost facilities as part of our continuing efforts to reduce costs, improve quality and more efficiently serve targeted markets. Moving the production of products is difficult and involves significant risk. Problems establishing relationships with local materials suppliers; acquiring or adapting the new facility and its equipment to the production of new products; hiring, training and retaining personnel; and establishing and maintaining compliance with governmental regulations and industry standards can cause delays and inefficiencies, which could have a material negative impact on our financial performance. We also currently rely on a number of significant third-party manufacturers to produce certain of our professional diagnostics products. Any event which negatively impacts our manufacturing facilities, our manufacturing systems or equipment, or our contract manufacturers or suppliers, including, among others, wars, terrorist activities, natural disasters and outbreaks of infectious disease, could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline or we could incur losses until such time as we or our contract manufacturers are able to restore our or their production processes or we are able to put in place alternative contract manufacturers or suppliers.

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

If the results of clinical studies required to gain regulatory approval to sell our products are not available when expected, or do not demonstrate the anticipated safety and effectiveness of those potential products, we may not be able to sell future products and our sales could be adversely affected.

Before we can sell certain of our products, we must conduct clinical studies intended to demonstrate that our potential products are safe and effective and perform as expected. The results of these clinical studies are used as the basis to obtain regulatory approval from government authorities such as the Food and Drug Administration, or FDA. Clinical studies are experiments conducted using potential products and human patients having the diseases or medical conditions that the product is trying to evaluate or diagnose. Conducting clinical studies is a complex, time-consuming and expensive process. In some cases, we may spend several years completing certain studies.

If we fail to adequately manage our clinical studies, those clinical studies and corresponding regulatory approvals may be delayed or we may fail to gain approval for our potential product candidates altogether. Even if we successfully manage our clinical studies, we may not obtain favorable results and may not be able to obtain regulatory approval. If we are unable to market and sell our new products or are unable to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations would be materially and adversely affected.

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

Modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, require new 510(k) or PMA submissions. We have made modifications to some of our products since receipt of initial 510(k) clearance or PMA. With respect to several of these modifications, we filed new 510(k)s describing the modifications and received FDA 510(k) clearance. We have made other modifications to some of our products that we believe do not require the submission of new 510(k)s or PMAs. The FDA may not agree with any of our determinations not to submit a new 510(k) or PMA for any of these modifications made to our products. If the FDA requires us to submit a new 510(k) or PMA for any device modification, we may be prohibited from marketing the modified products until the new submission is cleared by the FDA.

There is increased uncertainty due to the impending changes to the 510(k) and PMA process. These reforms may increase the time to receive clearance. The uncertainty of the requirements for approval may result in an increase in costs.

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

Failure to comply with ongoing regulations applicable to our businesses may result in significant costs or, in certain circumstances, the suspension or withdrawal of previously obtained clearances or approvals.

Our businesses are extensively regulated by the FDA and other federal, state and foreign regulatory agencies. These regulations impact many aspects of our operations, including manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping. For example, our manufacturing facilities and those of our suppliers and distributors are, or can be, subject to periodic regulatory inspections. The FDA and foreign regulatory agencies may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any product approvals that could restrict the commercial applications of those products. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market. We are also subject to routine inspection by the FDA and certain state agencies for compliance with the Quality System Regulation and Medical Device Reporting requirements in the United States and other applicable regulations worldwide, including but not limited to ISO requirements. CLIA extended federal oversight to many clinical laboratories, including certain of our drug testing laboratories in the United States, by requiring that they be certified to meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections. Certain of our drug testing laboratories perform drug testing on employees of federal government contractors and certain other entities and are therefore regulated by SAMHSA, which has established detailed performance and quality standards that laboratories must meet to be approved to perform drug testing on employees of federal government contractors and certain other entities. Certain portions of our health management business are subject to unique licensing or permit requirements. For example, we may be required to obtain certification to participate in governmental payment programs, such as state Medicaid programs, we may need an operating license in some states, and some states have established Certificate of Need programs regulating the expansion of healthcare operations. In addition, we believe certain of our health management services are educational in nature, do not constitute the practice of medicine or provision of healthcare, and thus do not require that we maintain federal or state licenses to provide such services. However, it is possible that federal or state laws regarding the provision of “virtual” or telephonic medicine could be revised or interpreted to include our services, or that other laws may be enacted which require licensure or otherwise relate to our health management services. In such event, we may incur significant costs to comply with such laws and regulations. In addition, we are subject to numerous federal, state and local laws relating to such matters as privacy, healthcare kickbacks and false claims, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with these laws and regulations. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products or injunctions against our distribution, termination of our service agreements by our customers, disgorgement of money, operating restrictions and criminal prosecution.

New federal or state laws may be enacted, or regulatory agencies may impose new or enhanced standards, that would increase our costs, as well as expose us to risks associated with non-compliance. In addition, the federal government recently enacted the Genetic Information Non-discrimination Act of 2008, or GINA, and we may incur additional costs in assisting our customers with their efforts to comply with GINA while continuing to offer certain of our services.

Healthcare reform legislation could adversely affect our revenue and financial condition.

There are a number of initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives range from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. In particular, federal legislation may reduce or significantly alter Medicare and Medicaid reimbursements. Legislative and regulatory bodies are likely to continue to pursue healthcare reform initiatives and may continue to reduce the funding of the Medicare and Medicaid programs, including Medicare Advantage, in an effort to reduce overall federal healthcare spending. Other proposals include additional taxes on the sale of medical devices to fund a portion of the reform proposals. Legislative proposals are also pending that would impose federal reporting requirements regarding payments or relationships between manufacturers of covered drugs, devices or biological or medical supplies and physicians, among others. The ultimate content or timing of any future healthcare reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have an adverse effect on our financial condition and results of operations.

If we deliver products with defects, our credibility may be harmed, market acceptance of our products may decrease and we may be exposed to liability in excess of our product liability insurance coverage.

The manufacturing and marketing of professional and consumer diagnostics involve an inherent risk of product liability claims. For example, a defect in one of our diagnostic products may cause the product to report inaccurate information, such as a false positive result, a false negative result or an error message. In addition, our product development and production are extremely complex and could expose our products to defects. Any defects could harm our credibility and decrease market acceptance of our products. In addition, our marketing of monitoring services may cause us to be subjected to various product liability claims, including, among others, claims that inaccurate monitoring results lead to injury or death. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. In the event that we are held liable for a claim for which we are not indemnified, or for damages exceeding the limits of our insurance coverage, that claim could materially damage our business and financial condition.

The effect of market saturation may negatively affect the sales of our products, including our Triage BNP tests.

Our meter-based Triage BNP test, launched domestically in January 2001, was the first blood test available to aid in the detection of heart failure and benefited from a first-to-market position until the entry of direct competition in June 2003. As the acute care and initial diagnosis market segment for BNP testing in the U.S. hospital setting becomes saturated, unless we are able to successfully introduce new products into the market and achieve market acceptance of those products in a timely manner, we expect the growth rates of sales unit volume for our Triage BNP tests and average selling prices in 2010 and future periods to be lower than the growth rates and selling prices experienced over the past several years, which may adversely impact our product sales, gross margins and our overall financial results. In addition, as the market for BNP testing matures and more competitive products become available, the average sales price for the Triage BNP tests is likely to decline.

The health management business is a relatively new component of the overall healthcare industry.

The health management services provided by our Alere health management business and our subsidiaries QAS and Tapestry, are relatively new components of the overall healthcare industry. Accordingly, our health management customers have not had significant experience in purchasing, evaluating or monitoring such services, which can result in a lengthy sales cycle. The success of our health management business depends on a number of factors. These factors include:

•	our ability to differentiate our health management services from those of our competitors;

•	the extent and timing of the acceptance of our services as a replacement for, or supplement to, traditional managed care offerings;

•	the effectiveness of our sales and marketing and engagement efforts with customers and their health plan participants;

•	our ability to sell and implement new and additional services beneficial to health plans and employers and their respective participants or employees;

•	our ability to achieve, measure and effectively communicate cost savings for health plans and employers through the use of our services; and

•	our ability to retain health plan and employee accounts as competition increases and as health plan customers may choose to provide health management services themselves.

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

Additionally, our customers continue to face cost reduction pressures that may cause them to curtail their use of, or reimbursement for, health management services, to negotiate reduced fees or other concessions or to delay payment. In addition, the loss of jobs due to the recent economic crisis may cause the number of lives we manage to decrease. These financial pressures could have an adverse impact on our business.

Rising unemployment may negatively impact the collectability of uninsured accounts and patient due accounts and/or reduce total health plan populations.

Certain of our health management contracts provide reimbursement to us based on total relevant populations managed by health plans. As unemployment rates rise, certain of our revenues may be reduced under these contracts as managed lives may decrease. One of the primary collection risks of our health management business’ accounts receivable relates to uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. As unemployment rates rise nationally, these uninsured and patient due accounts could make up a greater percentage of the health management business’ accounts receivable. Deterioration in the collectability of these accounts could adversely affect the health management business’ collection of accounts receivable, cash flows and results of operations.

If we are unable to retain and negotiate favorable contracts with managed care plans, our revenues may be reduced.

The ability of our health management business to obtain favorable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenues and operating results of our health management business. The business’ future success will depend, in part, on its ability to retain and renew its managed care contracts and to enter into new managed care contracts on terms favorable to us. If the health management business is unable to retain and negotiate favorable contracts with managed care plans, our revenues may be reduced.

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

Our ability to negotiate favorable contracts with non-governmental payers, including managed care plans, significantly affects the revenues and operating results of our health management business. These non-governmental payers increasingly are demanding discounted fee structures, and the trend toward consolidation among non-governmental payers tends to increase their bargaining power over fee structures. Reductions in price increases or the amounts received from managed care, commercial insurance or other payers could have a material, adverse effect on the financial position and results of operations of our health management business.

Our data management and information technology systems are critical to maintaining and growing our business.

Our businesses, and in particular our health management business, are dependent on the effective use of information technology and, consequently, technology failure or obsolescence may negatively impact our businesses. In addition, data acquisition, data quality control, data security and data analysis, which are a cornerstone of our health management programs, are intense and complex processes subject to error. Untimely, incomplete or inaccurate data, flawed analysis of such data or our inability to properly integrate, implement and update systems could have a material adverse impact on our business and results of operations. In particular, we are relying on our recently launched healthcare portal, Apollo, to provide the framework and supporting infrastructure for significantly enhanced future health management programs and to provide a competitive advantage. Apollo is a new and unproven system and may not provide these expected benefits or meet our needs or the needs of our customers or program participants.

Our financial condition or results of operations may be adversely affected by international business risks.

We generate a significant percentage of our net revenue from outside the United States, and a significant number of our employees, including manufacturing, sales, support and research and development personnel, are located in foreign countries, including England, Scotland, Japan, China, Australia, Germany and Israel. Conducting business outside the United States subjects us to numerous risks, including:

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

Our business relies heavily on our foreign operations. Three of our five largest manufacturing operations are conducted outside the United States in Hangzhou and Shanghai, China and Matsudo, Japan, and we also have manufacturing operations in the United Kingdom, Australia, South Africa and Israel. We also have significant research and development operations in Jena, Germany and Stirling, Scotland, as well as in the United Kingdom, Australia and Israel. In addition, for the year ended December 31, 2009, approximately 31% of our net revenue was derived from sales outside the United States. Because of our foreign operations and foreign sales, we face exposure to movements in foreign currency exchange rates. Our primary exposures are related to the operations of our European and Asia Pacific subsidiaries and our manufacturing facilities in China and Japan. These exposures may change over time as business practices evolve and could result in increased costs or reduced revenue and could affect our actual cash flow.

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

We are involved in various legal proceedings arising out of our businesses, including those matters discussed in Item 3 entitled “Legal Proceedings” beginning on page 30. Because of the nature of our business, we may be subject at any particular time to commercial disputes, product liability claims, negligence claims or various other lawsuits arising in the ordinary course of our business, including infringement, employment or investor matters, and we expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. An adverse ruling or rulings in one or more such lawsuits could, individually or in the aggregate, have a material adverse effect on our sales, operations or financial performance. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties. These suits can be expensive and result in counterclaims challenging the validity of our patents and other rights. We cannot assure you that these lawsuits or any future lawsuits relating to our business will not have a material adverse effect on us.

The rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and would reduce our ability to compete in the market.

Our success will depend in part on our ability to develop or acquire commercially valuable patent rights and to protect our intellectual property. Our patent position is generally uncertain and involves complex legal and factual questions. The degree of present and future protection for our proprietary rights is uncertain and may be impacted by intellectual property law or legislation.

The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	pending patent applications we have filed, or to which we have exclusive rights, may not result in issued patents or may take longer than we expect to result in issued patents;

•	claims of any patents which are issued may not provide meaningful protection;

•	our inability to develop additional proprietary technologies that are patentable;

•	patents licensed or issued to us or our customers may not provide a competitive advantage;

•	other parties may challenge patents or patent applications licensed or issued to us or our customers;

•	patents issued to other companies may harm our ability to do business;

•	other companies may design around technologies we have patented, licensed or developed; and

•	all patents have a limited life, meaning at some point valuable patents will expire and we may lose the competitive advantage which they provide.

In addition to patents, we rely on a combination of trade secrets, non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If these measures do not protect our rights, third parties could use our technology and our ability to compete in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection or prosecute potential infringements of our patents. Our trade secrets may also become known through other means not currently foreseen by us. Despite our efforts to protect our intellectual property, our competitors or customers may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our intellectual property rights, or design around our proprietary technologies.

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

Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are generally uncertain. We may not prevail in any of these suits and the damages or other remedies awarded, if any, may not be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, the trading price of the notes may decline.

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

Factors relating to our business make our future operating results uncertain and may cause them to fluctuate from period to period. Such factors include:

•	the timing of new product announcements and introductions by us and our competitors;

•	market acceptance of new or enhanced versions of our products;

•	the extent to which our current and future products rely on rights belonging to third parties;

•	changes in manufacturing costs or other expenses;

•	competitive pricing pressures;

•	changes in healthcare reimbursement policies and amounts;

•	public health measures or changes in practices or conduct which may increase or decrease incidents of disease or the need for diagnostic testing

•	regulatory changes;

•	the gain or loss of significant distribution outlets or customers;

•	increased research and development expenses;

•	liabilities and costs associated with litigation;

•	length of sales cycle and implementation process for new health management customers;

•	the costs and timing of any future acquisitions;

•	general economic conditions; or

•	general stock market conditions or other economic or external factors.

Because our operating results may fluctuate from quarter to quarter, it may be difficult for us or our investors to predict future performance by viewing historical operating results.

Period-to-period comparisons of our operating results may not be meaningful due to our acquisitions.

We have engaged in a number of acquisitions in recent years, which makes it difficult to analyze our results and to compare them from period to period. Significant acquisitions since 2007 include our acquisitions of Instant in March 2007, Biosite in June 2007, Cholestech in September 2007, Matria in May 2008 and the ACON second territory business in April 2009. Period-to-period comparisons of our results of operations may not be meaningful due to these acquisitions and are not indications of our future performance. Any future acquisitions will also make our results difficult to compare from period to period in the future.

Future sales of our common stock issuable upon conversion of our Series B Convertible Perpetual Preferred Stock, or Series B Preferred Stock, or our senior subordinated convertible notes may adversely affect the market price of our common stock.

Our Series B Preferred Stock is convertible into common stock in certain circumstances. If the conditions to conversion were satisfied, then subject to adjustment, each of the approximately 2.0 million shares of Series B Preferred Stock outstanding as of December 31, 2009 could convert into 5.7703 shares of our common stock, or approximately 11.4 million shares of our common stock. Upon certain extraordinary transactions, depending on the market price of our common stock at that time, the conversion rate could increase such that significantly more shares of common stock could be issued. Our $150.0 million principal amount of senior subordinated convertible notes is convertible into shares of our common stock at a conversion price of approximately $43.98 per share, or approximately 3.4 million shares. Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock. The price of our common stock could be affected by possible sales of our common stock by holders of our Series B Preferred Stock or our senior subordinated convertible notes and by other hedging or arbitrage trading activity that may develop involving our common stock.

The holders of our Series B Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

The current outstanding shares of our Series B Preferred Stock have an aggregate stated liquidation preference of approximately $793.7 million. Dividends accrue on the shares of Series B Preferred Stock at a rate of 3% per annum, and we have the option to pay these dividends in shares of common stock or additional shares of Series B Preferred Stock and in either case must satisfy the dividend obligation by issuing the requisite number of shares based upon market prices. Upon a liquidation of our company, the holders of shares of Series B Preferred Stock shall be entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is the aggregate stated liquidation preference, plus any accrued but unpaid dividends. Because of the substantial liquidation preference to which the holders of the Series B Preferred Stock shall be entitled, the amount available to be distributed to the holders of our common stock upon a liquidation of our company could be substantially limited or reduced to zero.

The terms of the Series B Preferred Stock may limit our ability to raise additional capital through subsequent issuances of preferred stock.

For so long as any shares of Series B Preferred Stock remain outstanding, we are not permitted, without the affirmative vote or written consent of the holders of at least two-thirds of the Series B Preferred Stock then outstanding, to authorize or designate any class or series of capital stock having rights on liquidation or as to distributions (including dividends) senior to the Series B Preferred Stock. This restriction could limit our ability to plan for or react to market conditions or meet extraordinary capital needs, which could have a material adverse impact on our business.

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

Our principal corporate administrative office, together with the administrative office for most of our United States consumer operations, is located at 51 Sawyer Road, Waltham, Massachusetts. Our Alere health management business is headquartered in Atlanta, Georgia. We also operate a shared service center in Orlando, Florida which houses certain critical back-office and sales operations supporting our U.S. professional diagnostics operations. These key administrative facilities are leased from third parties.

We own approximately 26.1 acres of land in San Diego, California which houses one of our five primary manufacturing operations, as well as significant administrative and research and development operations for our professional diagnostics businesses. Our buildings on this property include 167,000 square feet of manufacturing space for professional diagnostic products. Our other primary manufacturing operations are in Hangzhou and Shanghai, China; Matsudo, Japan and Scarborough, Maine. We currently manufacture a portion of our consumer and professional diagnostics out of a manufacturing facility of approximately 300,000 square feet in Hangzhou, China, which we own. The majority of our consumer diagnostic products are manufactured out of approximately 54,000 square feet of space in Shanghai, China. In October 2009, we moved the manufacture of our Determine products to a leased space of approximately 35,000 square feet in Matsudo, Japan, which lease expires in December 2016. We will also continue to rent 16,000 square feet of space in Matsudo from Abbott Laboratories until June 2011. We manufacture certain professional diagnostic products out of a 64,000 square foot facility that we lease in Scarborough, Maine. We also continue to conduct some technical manufacturing and antibody production operations related to certain professional and consumer diagnostic products from a plant which we lease in Bedford, England. In addition, Standard Diagnostics manufactures its professional diagnostic products in facilities in Yongin, South Korea, which it owns, and Gurgaon, India, which it leases. The San Diego, Hangzhou and Scarborough facilities, as well as the Standard Diagnostics facilities, also house significant research and development operations which support our diagnostic businesses, as does a facility which we rent in Jena, Germany.

We rely increasingly on toxicology laboratories to provide reliable drugs of abuse testing results to customers. Redwood provides its laboratory testing services out of a leased facility in Redwood, California, while Concateno operates its primary laboratory out of a leased facility in Abingdon, England. We also recently acquired, and now own, two SAMHSA certified laboratories located in Gretna, Louisiana and Richmond, Virginia.

We also have leases or other arrangements for other facilities in various locations worldwide, including smaller manufacturing operations and laboratories, administrative or sales offices, call centers and warehouses.

ITEM 3.	LEGAL PROCEEDINGS

Healthways, Inc. and Robert Bosch North America Corp., v. Alere, Inc.

Healthways, Inc. and Robert Bosch North America Corp. filed a complaint in U.S. District Court in the Northern District of Illinois on November 5, 2008 against Alere Medical alleging infringement of 11 patents, licensed by Bosch from Healthways. Alere Medical answered the complaint and filed counterclaims seeking declarations that the patents are invalid and not infringed. The plaintiffs subsequently filed an amended complaint substituting Alere LLC, or Alere, our consolidated health management subsidiary, as the defendant in place of Alere Medical. On August 31, 2009, plaintiffs filed a motion to dismiss Alere’s affirmative defense and counterclaim that the patents-in-suit are unenforceable due to inequitable conduct. Alere opposed the motion and filed a motion to amend the existing pleadings to include newly discovered facts of inequitable conduct. Neither a hearing for those motions nor a trial date has been scheduled. We believe that we have strong defenses to Healthways’ allegations and we intend to defend them vigorously. However, a ruling against Alere could potentially have a material adverse impact on our sales, operations or financial performance or could limit our current or future business opportunities.

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

As an example, our subsidiary Alere Medical continues to defend infringement claims brought by Health Hero Network, Inc., a subsidiary of Robert Bosch North America Corp., which alleges to have patented certain processes related to home monitoring of patients. That matter has been stayed pending reexamination of the Health Hero patents by the U.S. Patent and Trademark Office. Also, Alere Medical continues to defend a previously disclosed class action lawsuit brought by the Estate of Melissa Prince Quisenberry which relates to the March 14, 2007 sale of Alere Medical to an unrelated entity. While we believe that we have strong defenses to the claims brought by Health Hero and Quisenberry, and we intend to defend them vigorously, these, or other claims, could potentially have a negative impact on our sales, operations or financial performance or could limit our existing or future business opportunities.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On December 22, 2009, we issued a total of 128,513 shares of common stock as contingent consideration in connection with our October 2009 acquisition of Mologic Limited. We relied on the exemption from registration provided by Regulation S under the Securities Act.

Market Information

Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “IMA.” Prior to January 2009, our common stock traded on the American Stock Exchange. The following table sets forth the high and low sales prices of our common stock for each quarter during fiscal 2009 and 2008.

	High	Low

Fiscal 2009
Fourth Quarter	$44.01	$37.02
Third Quarter	$41.86	$30.27
Second Quarter	$35.99	$25.80
First Quarter	$28.93	$18.59
Fiscal 2008
Fourth Quarter	$30.52	$12.33
Third Quarter	$36.42	$28.10
Second Quarter	$38.71	$30.00
First Quarter	$62.65	$26.29

On February 25, 2010, there were 2,190 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to support our growth strategy and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, on our common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, restrictive covenants under our secured credit facilities and the indentures governing the terms of our notes currently restrict the payment of cash or stock dividends.

Stock Performance Graph

The following line graph compares the change in the cumulative total stockholder return on our common stock from December 31, 2004 through December 31, 2009. This graph assumes an investment of $100.00 on December 31, 2004 in our common stock, and compares its performance with the NYSE Composite Index and the Dow Jones U.S. Healthcare Index (the “Current Indices”). We currently pay no dividends on our common stock. The Current Indices reflect a cumulative total return based upon the reinvestment of dividends of the stocks included in those indices. Measurement points are December 31, 2004 and the last trading day of each subsequent year end through December 31, 2009.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Current Indices

		NYSE Composite	Dow Jones U.S.
Date	IMA	Index	Healthcare Index

12/31/04	$100.00	$100.00	$100.00
12/30/05	$94.46	$106.95	$106.87
12/29/06	$154.18	$126.05	$112.43
12/31/07	$223.82	$134.35	$119.80
12/31/08	$75.34	$79.41	$91.02
12/31/09	$165.38	$99.10	$108.19

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

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the five-year period ended December 31, 2009 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Our selected consolidated financial data for the years ended December 31, 2009, 2008 and 2007, and as of December 31, 2009 and 2008, have been derived from our consolidated financial statements which are included elsewhere in this Annual Report on Form 10-K and were audited by BDO Seidman, LLP, an independent registered public accounting firm. Our selected consolidated financial data for the years ended December 31, 2006 and 2005, and as of December 31, 2007, 2006 and 2005, have been derived from our consolidated financial statements not included herein, which were audited by BDO Seidman, LLP.

On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business. The sale included our entire private label and branded nutritionals businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment. The results of the vitamins and nutritional supplements business are included in income (loss) from discontinued operations, net of tax, for all periods presented in the statement of operations data below. The assets and liabilities associated with the vitamins and nutritional supplements business have been reclassified to current classifications as assets held for sale and liabilities related to assets held for sale and, as such, have impacted working capital amounts, which are reflected in the balance sheet data section below, for all balance sheet dates presented.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Statement of Operations Data:
Net product sales	$1,365,079	$1,151,265	$728,091	$470,079	$331,046
Services revenue	528,487	405,462	16,646	—	—

Net product sales and services revenue	1,893,566	1,556,727	744,737	470,079	331,046
License and royalty revenue	29,075	25,826	21,979	17,324	15,393

Net revenue	1,922,641	1,582,553	766,716	487,403	346,439

Cost of net product sales	619,503	543,317	365,545	257,785	192,326
Cost of services revenue	240,026	177,098	5,261	—	—
Cost of license and royalty revenue	8,890	8,620	9,149	5,432	4,539

Cost of net revenue	868,419	729,035	379,955	263,217	196,865

Gross profit	1,054,222	853,518	386,761	224,186	149,574
Operating expenses:
Research and development	112,848	111,828	69,547	48,706	30,992
Purchase of in-process research and development	—	—	173,825	4,960	—
Sales and marketing	441,646	381,939	163,028	89,700	66,300
General and administrative	357,033	295,059	155,153	67,938	56,045
(Gain) loss on dispositions, net	(3,355)	—	—	3,498	—

Operating income (loss)	146,050	64,692	(174,792)	9,384	(3,763)

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Interest expense and other expenses, net, including amortization of original issue discounts and write-off of deferred financing costs	(105,802)	(102,939)	(73,563)	(17,595)	(7,536)

Income (loss) from continuing operations before provision (benefit) for income taxes	40,248	(38,247)	(248,355)	(8,211)	(11,299)
Provision (benefit)for income taxes	15,627	(16,644)	(1,049)	5,712	6,971

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	24,621	(21,603)	(247,306)	(13,923)	(18,270)
Equity earnings of unconsolidated entities, net of tax	7,626	1,050	4,372	336	—

Income (loss) from continuing operations	32,247	(20,553)	(242,934)	(13,587)	(18,270)
Income (loss) from discontinued operations, net of tax	1,934	(1,048)	(418)	(3,255)	(939)

Net income (loss)	34,181	(21,601)	(243,352)	(16,842)	(19,209)
Less: Net income attributable to non-controlling interests	465	167	1,401	—	—

Net income (loss) attributable to Inverness Medical Innovations, Inc. and subsidiaries	33,716	(21,768)	(244,753)	(16,842)	(19,209)
Preferred stock dividends	(22,972)	(13,989)	—	—	—

Net income (loss) available to common stockholders(1)	$10,744	$(35,757)	$(244,753)	$(16,842)	$(19,209)

Basic net income (loss) per common share attributable to Inverness Medical Innovations, Inc. and subsidiaries:
Net income (loss) per common share from continuing operations(1)	$0.11	$(0.45)	$(4.74)	$(0.39)	$(0.75)

Net income (loss) per common share from discontinued operations(1)	$0.02	$(0.01)	$(0.01)	$(0.10)	$(0.04)

Net (loss) income per common share	$0.13	$(0.46)	$(4.75)	$(0.49)	$(0.79)

Diluted net income (loss) per common share attributable to Inverness Medical Innovations, Inc. and subsidiaries:
Net income (loss) per common share from continuing operations(1)	$0.11	$(0.45)	$(4.74)	$(0.39)	$(0.75)

Net income (loss) per common share from discontinued operations(1)	$0.02	$(0.01)	$(0.01)	$(0.10)	$(0.04)

Net income (loss) per common share(1)	$0.13	$(0.46)	$(4.75)	$(0.49)	$(0.79)

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$492,773	$141,324	$414,732	$71,104	$34,270
Working capital	$828,944	$470,349	$674,048	$133,297	$84,514
Total assets	$6,943,992	$5,955,360	$4,880,759	$1,085,771	$791,166
Total debt	$2,149,324	$1,520,534	$1,387,849	$202,976	$262,504
Total stockholders’ equity	$3,527,555	$3,278,838	$2,586,667	$714,138	$397,308

(1)	Net income (loss) available to common stockholders and basic and diluted net income (loss) per common share are computed as described in Notes 2(n) and 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K, including this Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements in this Item 7 include, without limitation, statements regarding anticipated expansion and growth in certain of our product and service offerings, research and development expenditures, the impact of our research and development activities, potential new product and technology achievements, the impact of our global distribution network, our ability to improve our working capital and operating margins, our expectations with respect to Apollo, our new integrated health management technology platform, our ability to improve care and lower healthcare costs for both providers and patients, and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Item 1A entitled “Risk Factors,” which begins on page 13 of this report, as well as those factors identified from time to time in our periodic filings with the Securities and Exchange Commission. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

Overview

We enable individuals to take charge of improving their health and quality of life at home by developing new capabilities in near-patient diagnosis, monitoring and health management. Our global, leading products and services, as well as our new product development efforts, currently focus on cardiology, women’s health, infectious disease, oncology and drugs of abuse. We are continuing to expand our product and service offerings in all of these categories both through acquisitions and new product development.

Through our August 2009 acquisition of Concateno and our February 2010 acquisition of Kroll, we expanded the range of drugs of abuse testing products and services that we can offer the government, employers, health plans and healthcare professionals. Our February 2010 acquisition of a majority interest in Standard Diagnostics brought us a comprehensive range of rapid diagnostic products, with particular strength in the infectious disease category. In December 2009, we also entered into an agreement with Epocal Inc. to become the exclusive distributor of the epoc® point-of-care diagnostic system in the U.S. and other key markets. Over time, we expect this high-precision platform to support a broad menu of tests serving the critical care, point-of-care and, eventually, home settings. Within our health management segment, our September 2009 acquisition of Free & Clear brought us highly differentiated smoking cessation programs.

We have also continued to make progress toward our long-standing goal of strengthening our global network in order to efficiently distribute our current and future diagnostic products and, ultimately, our services, to customers around the globe. Our April 2009 acquisition of the remainder of ACON Laboratories’ rapid diagnostics business greatly enhanced our presence in China. We also acquired smaller distributors in Switzerland, Ireland, South Korea, Taiwan and Argentina.

Our research and development efforts focus on developing technology platforms that will facilitate movement of testing from the hospital and central laboratory to the physician’s office and, ultimately, the home. During the fourth quarter of 2009, we recognized our first commercial sales of the PIMA CD4 analyzer in Africa. Developed by our research team in Jena, Germany, this portable, point-of-care device provides laboratory quality results for determining patient therapy eligibility for HIV positive individuals and monitoring for patients on life-long therapy. Additionally, through our strong pipeline of novel proteins, or combinations of proteins that function as disease biomarkers, we are developing new point-of-care tests targeted toward all of our areas of focus. During the first quarter of 2009, we launched the Triage NGAL test outside of the U.S. Recent studies published on the NGAL marker can help identify patients at risk for acute kidney injury and we hope that the Triage NGAL test will eventually develop broad market appeal.

As a global, leading supplier of near-patient monitoring tools, as well as value-added healthcare services, we are uniquely positioned to improve care and lower healthcare costs for both providers and patients. Our rapidly growing home coagulation monitoring business, which supports doctors’ and patients’ efforts to monitor warfarin therapy using our INRatio blood coagulation monitoring system, represents an early example of the convergence of diagnostic devices with health management services. In November 2009, we supplemented our growing QAS home coagulation monitoring business by acquiring Tapestry whose strong management team and core strength in Medicare reimbursement will, along with QAS, provide us with a stable platform for growth in this significantly under-penetrated market. During 2009, we also invested heavily in our new integrated health management technology platform, called Apollo. Using a sophisticated data engine for acquiring and analyzing information, combined with a state of the art touch engine for communicating with individuals and their health partners, we expect Apollo to benefit healthcare providers, health insurers and patients alike by enabling more efficient and effective health management programs. We successfully launched Apollo on January 1, 2010.

2009 Financial Highlights

Net revenue in 2009 of $1.9 billion increased by $340.1 million, or 21%, from $1.6 billion in 2008. Net revenue increased primarily as a result of our health management and professional diagnostics-related acquisitions which contributed $233.2 million of the increase. Additionally, as a result of the H1N1 flu outbreak, revenues from our North American flu sales increased by approximately $66.5 million, or 192%, in 2009, from $34.6 million in 2008.

Gross profit increased by $200.7 million, or 24%, to $1.1 billion in 2009 from $853.5 million in 2008, principally as a result of the increase in net product sales and services revenue resulting from acquisitions, an increase in flu-related sales associated with the H1N1 flu outbreak and organic growth from our professional diagnostics business segment. Gross profit was adversely impacted by $9.5 million and $17.9 million during 2009 and 2008, respectively, for restructuring charges related to the closure of various manufacturing and operating facilities.

Results of Operations

The following discussions of our results of continuing operations exclude the results related to the vitamins and nutritional supplements business segment, which was previously presented as a separate operating segment prior to its divestiture in January 2010. The vitamins and nutritionals supplements business segment has been segregated from continuing operations and reflected as discontinued operations for all periods presented. See “Discontinued Operations” below. Our results of operations were as follows:

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Product Sales and Services Revenue.  Net product sales and services revenue increased by $336.8 million, or 22%, to $1.9 billion in 2009 from $1.6 billion in 2008. Excluding the unfavorable impact of currency translation, net product sales and services revenue in 2009 grew by approximately $363.8 million, or 23%, over 2008. Of the currency adjusted increase, revenue increased primarily as a result of our professional diagnostic-related acquisitions which contributed $233.2 million of the increase. Additionally, as a result of the H1N1 flu outbreak, revenues from our North American flu sales increased by approximately $66.5 million, or 192%, in 2009, from $34.6 million in 2008.

Net Product Sales and Services Revenue by Business Segment.  Net product sales and services revenue by business segment for 2009 and 2008 are as follows (in thousands):

			% Increase
	2009	2008	(decrease)

Professional diagnostics	$1,238,251	$1,029,528	20%
Health management	521,695	392,399	33%
Consumer diagnostics	133,620	134,800	(1)%

Net product sales and services revenue	$1,893,566	$1,556,727	22%

Professional Diagnostics

The increase in net product sales and services revenue from our professional diagnostics business segment was $208.7 million, or 20%, resulting in $1.2 billion of net product and services revenue in 2009. As a result of the H1N1 flu outbreak, revenues from our North American flu sales increased approximately $66.5 million comparing 2009 to 2008. Additionally, net product sales and services revenue increased as a result of our acquisitions of: (i) the ACON Second Territory Business, in April 2009, which contributed $38.3 million of net product sales and services revenue, (ii) Concateno, in August 2009, which contributed $33.3 million of net product sales and services revenue, (iii) Prodimol Biotecnologia S.A., or Prodimol, in October 2008, which contributed additional net product sales and services revenue of $6.4 million in excess of those earned in the prior year’s comparative period, (iv) Vision Biotech Pty Ltd, or Vision, in September 2008, which contributed additional net product sales and services revenue of $6.3 million in excess of those earned in the prior year’s comparative period and (v) various less significant acquisitions, which contributed an aggregate of $11.2 million of such increase.

Health Management

Our health management net product sales and services revenue increased $129.3 million, or 33%, to $521.7 million in 2009 from $392.4 million in 2008. Of the increase, net product sales and services revenue increased primarily as a result of our acquisitions of: (i) Matria, in May 2008, which contributed additional net product sales and services revenue of $103.0 million in excess of those earned in the prior year’s comparative period, (ii) Free & Clear, in September 2009, which contributed $14.3 million of net product sales and services revenue, (iii) CVS Caremark’s common disease management program, or Accordant, in September 2009, which contributed $11.5 million of net product sales and services revenue and (iv) various less significant acquisitions, which contributed an aggregate of $8.9 million of such increase.

Consumer Diagnostics

Our consumer diagnostics net product sales and services revenue decreased by $1.2 million, or 1%, to $133.6 million in 2009 from $134.8 million in 2008. The decrease during the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily driven by a decrease in net product sales and services revenue associated with our First Check at-home testing drugs of abuse business.

Net Product Sales and Services Revenue by Geographic Location.  Net product sales and services revenue by geographic location for 2009 and 2008 are as follows (in thousands):

	2009	2008	% Increase

United States	$1,302,376	$1,098,894	19%
Europe	315,130	283,552	11%
Other	276,060	174,281	58%

Net product sales and services revenue	$1,893,566	$1,556,727	22%

Net product sales and services revenue of $1.3 billion and $1.1 billion generated in the United States were approximately 69% and 71%, respectively, of total net product sales and services revenue for the year ended December 31, 2009 and 2008, respectively. The growth in net product sales and services revenue in all geographic regions resulted primarily from the various acquisitions and organic growth, both discussed above.

License and Royalty Revenue.  License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by $3.2 million, or 13%, to $29.1 million in 2009, from $25.8 million in 2008. The increase in license and royalty revenue during 2009, as compared to 2008, was primarily attributed to an increase in royalty payments received from Quidel under existing licensing agreements and a $5.0 million royalty payment received in connection with a license arrangement in the field of animal health diagnostics.

Gross Profit and Margin.  Gross profit increased by $200.7 million, or 24%, to $1.1 billion in 2009, from $853.5 million in 2008. The increase in gross profit for 2009, as compared to 2008, was largely attributed to the increase in net product sales and services revenue resulting from acquisitions, an increase in flu-related sales associated with the H1N1 flu outbreak, and organic growth from our professional diagnostics business segment. Included in gross profit in 2009 were restructuring charges totaling $9.5 million associated with the closure of various manufacturing and operating facilities and $2.0 million of stock-based compensation expense. Included in gross profit in 2008 were restructuring charges totaling $17.9 million associated with the closure of various manufacturing and operating facilities and $1.5 million of stock-based compensation expense. Cost of net revenue included amortization expense of $42.1 million and $43.4 million in 2009 and 2008, respectively.

Overall gross margin was 55% in 2009, compared to 54% in 2008.

Gross Profit from Net Product Sales and Services Revenue by Business Segment.  Gross profit from net product sales and services revenue increased by $197.7 million to $1.0 billion in 2009, from $836.3 million in 2008. Gross profit from net product sales and services revenue by business segment for 2009 and 2008 is as follows (in thousands):

			% Increase
	2009	2008	(decrease)

Professional diagnostics	$733,640	$596,186	23%
Health management	280,547	214,356	31%
Consumer diagnostics	19,850	25,770	(23)%

Gross profit from net product sales and services revenue	$1,034,037	$836,312	24%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue increased by $137.5 million, or 23%, to $733.6 million during 2009, compared to $596.2 million during 2008, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above. Reducing gross profit for 2009 and 2008 was $8.6 million and $17.9 million in restructuring charges, respectively.

As a percentage of our professional diagnostics net product sales and services revenue, gross profit from our professional diagnostics business was 59% in 2009, compared to 58% in 2008.

Health Management

Gross profit from our health management net product sales and services revenue increased by $66.2 million, or 31%, to $280.5 million during 2009, compared to $214.4 million during 2008. The increase in gross profit was largely attributed to gross margins earned on revenues from recent acquisitions, as discussed above. Reducing gross profit for 2009 was $0.6 million in restructuring charges.

As a percentage of our health management net product sales and services revenue, gross profit from our health management business was 54% in 2009, compared to 55% in 2008.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue decreased $5.9 million, or 23%, to $19.8 million during 2009, compared to $25.8 million during 2008. The decrease in gross profit is primarily a result of net product sales and services revenue mix during the year ended December 31, 2009, compared to the year ended December 31, 2008.

As a percentage of our consumer diagnostics net product sales and services revenue, gross profit from our consumer diagnostics business was 15% for 2009, compared to 19% in 2008.

Research and Development Expense.  Research and development expense increased by $1.0 million, or 1%, to $112.8 million in 2009, from $111.8 million in 2008. Included in research and development expense in 2009 is $5.2 million of stock-based compensation expense, representing an increase of approximately $0.6 million from 2008. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $1.1 million were included in research and development expense during 2009, representing a decrease of approximately $6.2 million from 2008. Amortization expense of $3.7 million was included in research and development expense for both 2009 and 2008.

Research and development expense as a percentage of net revenue decreased to 6% for 2009, from 7% for 2008.

Sales and Marketing Expense.  Sales and marketing expense increased by $59.7 million, or 16%, to $441.6 million in 2009, from $381.9 million in 2008. Amortization expense of $186.9 million and $148.6 million was included in sales and marketing expense for 2009 and 2008, respectively. The remaining increase in sales and marketing expense primarily relates to additional spending related to newly-acquired businesses. Also included in sales and marketing expense is $4.2 million of stock-based compensation expense, representing a decrease of approximately $0.1 million from 2008. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $1.9 million were included in sales and marketing expense during 2009, representing a decrease of approximately $2.4 million from 2008.

Sales and marketing expense as a percentage of net revenue decreased to 23% for 2009, from 24% for 2008.

General and Administrative Expense.  General and administrative expense increased by $62.0 million, or 21%, to $357.0 million in 2009, from $295.1 million in 2008. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. Contributing to the increase in general and administrative expense for 2009, as compared to 2008, was $15.9 million for acquisition-related costs recorded in connection with our adoption of a new accounting standard for business combinations on January 1, 2009. Also included in general and administrative expense is $16.7 million of stock-based compensation expense, representing an increase of approximately $0.7 million from 2008. Amortization expense of $22.9 million and $18.2 million was included in general and administrative expense for 2009 and 2008, respectively.

General and administrative expense as a percentage of net revenue was 19% for both 2009 and 2008.

Interest Expense.  Interest expense includes interest charges and the amortization of deferred financing costs. Interest expense in 2009 also includes the amortization of original issue discounts associated with certain debt issuances. Interest expense increased by $5.7 million, or 6%, to $106.8 million for the year ended December 31, 2009, from $101.1 million for the year ended December 31, 2008. Such increase was principally due to additional interest expense incurred on our 9% subordinated notes and 7.875% senior notes, totaling $32.3 million for the year ended December 31, 2009. Substantially offsetting this increase was lower interest expense incurred due to lower interest rates charged during the year ended December 31, 2009, compared to the year ended December 31, 2008.

Other Income (Expense), Net.  Other income (expense), net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net, are summarized as follows (in thousands):

	2009	2008	Change

Interest income	$2,342	$6,566	$(4,224)
Foreign exchange gains (losses), net	1,267	(457)	1,724
Other	(2,613)	(7,916)	5,303

Other income (expense), net	$996	$(1,807)	$2,803

Other income (expense), net for 2009 increased by $2.8 million as compared to 2008, and included a decrease in interest income of $4.2 million which resulted from lower interest earned on available cash balances, $1.9 million of expense associated with fully-vested compensation-related costs for certain executives incurred in connection with the acquisition of Concateno during the third quarter of 2009, a $2.9 million realized foreign currency gain associated with restricted cash established in connection with the acquisition of Concateno, and $0.6 million of stamp duty tax incurred during 2009 in connection with an incremental investment made in one of our foreign subsidiaries. Other income (expense), net, for 2008 includes a $12.5 million charge associated with an arbitration decision, a $1.7 million realized foreign currency loss associated with restricted cash established in connection with the acquisition of BBI partially offset by $5.5 million of income associated with settlements of prior year’s royalties during 2008.

Provision (Benefit) for Income Taxes.  Provision (benefit) for income taxes increased by $32.3 million, to a $15.6 million provision in 2009, from a $16.6 million benefit in 2008. The effective tax rate in 2009 was 39%, compared to 43% in 2008. The increase in the provision for income taxes from 2008 to 2009 is primarily related to increased income in foreign jurisdictions. The decrease in the effective tax rate between the two years primarily results from the mix of tax jurisdictions, along with the impact of increased U.S. R&D credits.

The primary components of the 2009 provision for income taxes relates to U.S. federal and state income taxes and taxes on foreign income. The primary components of the 2008 benefit for income taxes relates to U.S. federal and state income taxes, taxes on foreign income and the recognition of benefit on German and U.K. losses.

Discontinued Operations, Net of Tax.  The results of the vitamins and nutritional supplements business are included in income (loss) from discontinued operations, net of tax, for all periods presented. For the year ended December 31, 2009, the discontinued operations generated net income of $1.9 million, as compared to a net loss of $1.0 million for the year ended December 31, 2008.

Net Income (Loss).  For the year ended December 31, 2009, we generated net income of $33.7 million, or $0.13 per basic and diluted common share after preferred stock dividends, based on net income available to common stockholders of $10.7 million. For the year ended December 31, 2008, we generated a net loss of $21.8 million, or $0.46 per basic and diluted common share after preferred stock dividends, based on net loss available to common stockholders of $35.8 million. The net income in 2009 and the net loss 2008 resulted from the various factors as discussed above. See Note 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the calculation of net income (loss) per common share.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Product Sales and Services Revenue.  Net product sales and services revenue increased by $812.0 million, or 109%, to $1.6 billion in 2008 from $744.7 million in 2007. Excluding the unfavorable impact of currency translation, net product sales and services revenue in 2008 grew by approximately $812.3 million, or 109%, over 2007. Of the currency adjusted increase, revenue increased primarily as a result of our professional diagnostic-related acquisitions which contributed $392.4 million of the increase. Organic growth, particularly from our professional infectious disease and drugs of abuse products also contributed to the growth.

Net Product Sales and Services Revenue by Business Segment.  Net product sales and services revenue by business segment for 2008 and 2007 are as follows (in thousands):

			% Increase
	2008	2007	(decrease)

Professional diagnostics	$1,029,528	$565,265	82%
Health management	392,399	23,374	1,579%
Consumer diagnostics	134,800	156,098	(14)%

Net product sales	$1,556,727	$744,737	109%

Professional Diagnostics

The increase in net product sales and services revenue from our professional diagnostics business segment was $464.3 million, or 82%, resulting in $1.0 billion of net product sales and services revenue in 2008. Of the increase, net product sales and services revenue increased primarily as a result of our acquisitions of: (i) Biosite, in June 2007, which contributed additional net product sales and services revenue of $161.7 million in excess of those earned in the prior year’s comparative period, (ii) Cholestech, in September 2007, which contributed additional net product sales and services revenue of $49.4 million in excess of those earned in the prior year’s comparative period, (iii) Bio-Stat Healthcare Group, or Bio-Stat, in October 2007, which contributed additional net product sales and services revenue of $21.6 million in excess of those earned in the prior year’s comparative period, (iv) HemoSense, in November 2007, which contributed additional net product sales and services revenue of $27.2 million in excess of those earned in the prior year’s comparative period, (v) Redwood, in December 2007, which contributed additional net product sales and services revenue of $52.4 million in excess of those earned in the prior year’s comparative period, (vi) BBI, in February 2008, which contributed product revenue of $32.4 million and (vii) various less significant acquisitions, which contributed an aggregate of $47.6 million of such increase. Organic growth contributed to the increase in net revenue during the year ended December 31, 2008, as compared to the year ended December 31, 2007.

Health Management

The increase in net product sales and services revenue from our health management business segment was $369.0 million, or 1,579%, resulting in $392.4 million of net product sales and services revenue in 2008. Of the increase, net product sales and services revenue increased primarily as a result of our acquisitions of: (i) Matria, in May 2008, which contributed $197.7 million of net product sales and services revenue, (ii) QAS, in June 2007, which contributed additional net product sales and services revenue of $10.9 million in excess of those earned in the prior year’s comparative period, (iii) Alere, in November 2007, which contributed additional net product sales and services revenue of $79.6 million in excess of those earned in the prior year’s comparative period and (iv) ParadigmHealth in December 2007, which contributed additional net product sales and services revenue of $69.4 million in excess of those earned in the prior year’s comparative period.

Consumer Diagnostics

The decrease in net product sales and services revenue from our consumer diagnostics business segment was $21.3 million, or 14%, resulting in $134.8 million of net product sales and services revenue for 2008. The decrease was primarily driven by the completion of our 50/50 joint venture with P&G in May 2007 in which we transferred substantially all of the assets of our consumer diagnostics business, other than our manufacturing and core intellectual property assets. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostics business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting. Net product sales and services revenue from our consumer diagnostics business segment for 2008 and 2007 included $103.0 million and $65.0 million, respectively, of manufacturing revenue associated with our manufacturing agreement with SPD, whereby we manufacture and sell consumer diagnostics to the joint venture. Partially offsetting the impact of the joint venture was an increase $13.5 million of net product sales and services revenue attributed to our acquisitions of: (i) First Check Diagnostics LLC, or First Check, in January 2007, which contributed additional net product sales and services revenue of $1.1 million in excess of those earned in the prior year’s comparative period, (ii) Bio-Stat, in October 2007, which contributed additional net product sales and services revenue of $4.6 million in excess of those earned in the prior year’s comparative period and (iii) BBI, in February 2008, which contributed net product sales and services revenue of $7.8 million.

Net Product Sales and Services Revenue by Geographic Location.  Net product sales and services revenue by geographic location for 2008 and 2007 are as follows (in thousands):

			% Increase
	2008	2007	(decrease)

United States	$1,098,894	$445,462	147%
Europe	283,552	192,593	47%
Other	174,281	106,682	63%

Net product sales and services revenue	$1,556,727	$744,737	109%

Net product sales and services revenue of $1.1 billion and $445.5 million generated in the United States were approximately 71% and 60%, respectively, of total net product sales and services revenue for the year ended December 31, 2008 and 2007, respectively. The growth in net product sales and services revenue in all geographic regions resulted from the various acquisitions discussed above and organic growth, partially offset by the decrease in revenue associated with the formation of our 50/50 joint venture with P&G in May 2007.

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

Gross Profit and Margin.  Gross profit increased by $466.8 million, or 121%, to $853.5 million in 2008, from $386.8 million in 2007. Gross profit during 2008 benefited from higher than average margins earned on revenue from our recently acquired businesses and from the favorable impact of our low cost manufacturing facilities in China. Included in gross profit in 2008 were restructuring charges totaling $17.9 million associated with the closure of various manufacturing and operating facilities, a $2.0 million charge related to the write-up to fair market value of inventory acquired in connection with our first quarter acquisitions of BBI and Panbio, and $1.5 million of stock-based compensation expense. Included in gross profit in 2007 were restructuring charges totaling $2.0 million associated with the closure of various manufacturing and operating facilities, an $8.2 million charge related to the write-up to fair market value of inventory acquired in connection with our acquisitions of Biosite, Cholestech and HemoSense and $0.6 million of stock-based compensation expense. Cost of net revenue included amortization expense of $43.4 million and $24.0 million in 2008 and 2007, respectively.

Overall gross margin was 54% in 2008, compared to 50% in 2007.

Gross Profit from Net Product Sales and Services Revenue by Business Segment.  Gross profit from net product sales and services revenue increased by $462.4 million to $836.3 million in 2008, from $373.9 million in 2007. Gross profit from net product sales and services revenue by business segment for 2008 and 2007 is as follows (in thousands):

			% Increase
	2008	2007	(decrease)

Professional diagnostics	$596,186	$306,710	94%
Health management	214,356	11,979	1,689%
Consumer diagnostics	25,770	55,242	(53)%

Gross profit from net product sales	$836,312	$373,931	124%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue increased by $289.5 million, or 94%, comparing 2008 to 2007, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above, which contributed higher than average gross profits. The higher than average profits were partially offset by a $2.0 million charge related to the write-up to fair market value of inventory acquired in connection with our acquisitions of BBI and Panbio and $17.9 million in restructuring charges. Reducing gross profit for 2007 was an $8.2 million charge related to the write-up to fair market value of inventory acquired in connection with our acquisitions of Biosite, Cholestech and HemoSense and $0.5 million in restructuring charges.

As a percentage of our professional diagnostics net product sales and services revenue, gross profit from our professional diagnostics business was 58% in 2008, compared to 54% in 2007.

Health Management

Gross profit from our health management net product sales and services revenue increased by $202.4 million, or 1,689%, comparing 2008 to 2007, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above.

As a percentage of our health management net product sales and services revenue, gross profit from our health management business was 55% in 2008, compared to 51% in 2007.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue decreased $29.5 million, or 53%, comparing 2008 to 2007. The decrease is primarily a result of the formation of our 50/50 joint venture with P&G for our consumer diagnostics business in May 2007, partially offset by the gross profit earned on net products sales and services revenue from acquired businesses, primarily our BBI acquisition and the manufacturing profit associated with products sold under our manufacturing agreement with the joint venture. Gross profit for 2007 was adversely impacted by restructuring charges totaling $1.5 million related to the formation of the joint venture.

As a percentage of our consumer diagnostics net product sales and services revenue, gross profit from our consumer diagnostics business was 19% for 2008, compared to 35% in 2007. The decrease in gross margin percentage for 2008, as compared to 2007, is driven by the formation of our 50/50 joint venture with P&G in May 2007. As a result of the joint venture, our consumer diagnostics net product sales and services revenue primarily consist of the manufacturing revenue associated with our manufacturing agreement with the joint venture, whereby we manufacture and sell consumer diagnostics to the joint venture.

Research and Development Expense.  Research and development expense increased by $42.3 million, or 61%, to $111.8 million in 2008 from $69.5 million in 2007. The year over year increase in research and development expense is primarily the result of increased spending related to our cardiology research programs, partially offset by the transition of our consumer-related research and development efforts into our 50/50 joint venture with P&G. Additionally, our funding relationship with ITI Scotland Limited was complete as of December 31, 2007 and, as such, no funding was earned during 2008. This funding relationship was reflected as an offset to research and development expense totaling $18.5 million during 2007. Also included in research and development expense is $4.6 million of stock-based compensation expense, representing an increase of approximately $2.4 million from 2007. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $7.2 million were included in research and development expense during 2008, representing an increase of approximately $4.7 million from 2007. Amortization expense of $3.7 million and $2.9 million was included in research and development expense for 2008 and 2007, respectively.

Research and development expense as a percentage of net revenue decreased to 7% for 2008, from 9% for 2007.

Purchase of In-Process Research and Development (“IPR&D”).  In connection with two of our acquisitions since 2007, we acquired various IPR&D projects. Substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. For example, we have discontinued funding certain of the programs listed below. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications. The following table sets forth IPR&D projects for companies and certain assets we have acquired since 2007 (in thousands):

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

Sales and Marketing Expense.  Sales and marketing expense increased by $218.9 million, or 134%, to $381.9 million in 2008, from $163.0 million in 2007. The increase in sales and marketing expense primarily relates to additional spending related to newly-acquired businesses. Also included in sales and marketing expense is $4.3 million of stock-based compensation expense, representing an increase of approximately $2.6 million from 2007. Partially offsetting the increases was the favorable impact of the formation of our 50/50 joint venture with P&G. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $4.2 million were included in sales and marketing expense during 2008, representing an increase of approximately $3.4 million from 2007. Amortization expense of $148.6 million and $34.5 million was included in sales and marketing expense for 2008 and 2007, respectively.

Sales and marketing expense as a percentage of net revenue increased to 25% for 2008, from 22% for 2007.

General and Administrative Expense.  General and administrative expense increased by $139.9 million, or 90%, to $295.1 million in 2008, from $155.2 million in 2007. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. Legal spending increased by approximately $9.4 million in 2008, as compared to 2007. Also included in general and administrative expense is $16.0 million of stock-based compensation expense, representing a decrease of approximately $36.9 million from 2007 which included a charge of $45.2 million related to our acquisition of Biosite. Partially offsetting the increases was the favorable impact from the formation of our 50/50 joint venture with P&G. Amortization expense of $18.2 million and $0.1 million was included in general and administrative expense for 2008 and 2007, respectively.

General and administrative expense as a percentage of net revenue decreased to 19% for 2008, from 20% for 2007.

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

Other Income (Expense), Net.  Other income (expense), net, includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net, are summarized as follows (in thousands):

	2008	2007	Change

Interest income	$6,566	$11,286	$(4,720)
Foreign exchange gains (losses), net	(457)	(2,007)	1,550
Other	(7,916)	145	(8,061)

Other income (expense), net	$(1,807)	$9,424	$(11,231)

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

(Benefit) Provision for Income Taxes.  (Benefit) provision for income taxes increased by $15.6 million, to a $16.6 million benefit in 2008, from a $1.0 million benefit in 2007. The effective tax rate in 2008 was 43%, compared to 1.0% in 2007. The increase in the benefit for income taxes from 2007 to 2008 is primarily related to the recognition of the benefit of losses in Germany, Japan and the United Kingdom.

The primary components of the 2008 benefit for income taxes relates to U.S. federal and state income taxes, taxes on foreign income and the recognition of benefit on German and U.K. losses. The primary components of the 2007 provision for income taxes relates to the recognition of benefit on U.S. and U.K.

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

Discontinued Operations, Net of Tax.  The results of the vitamins and nutritional supplements business are included in income (loss) from discontinued operations, net of tax, for all periods presented. For the year ended December 31, 2008, the discontinued operations incurred a net loss of $1.0 million as compared to a net loss of $0.4 million for the year ended December 31, 2007.

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

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we currently expect to fund our short and long-term working capital needs and other commitments primarily through our operating cash flow, and we expect our working capital position to improve as we improve our operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. At this point in time, our liquidity has not been materially impacted by the recent and unprecedented disruption in the current capital and credit markets and we do not expect that it will be materially impacted in the near future. However, we cannot predict with certainty the ultimate impact of these events on us. We will therefore continue to closely monitor our liquidity and capital resources.

In addition, we may also utilize our revolving credit facility, or other sources of financing, to fund a portion of our capital needs and other future commitments, including future acquisitions. We utilized these resources to complete our recent acquisitions of Standard Diagnostics and Kroll. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

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

7.875% Senior Notes

During the third quarter of 2009, we sold a total of $250.0 million aggregate principal amount of 7.875% senior notes due 2016, or the 7.875% senior notes, in two separate transactions. On August 11, 2009, we sold $150.0 million aggregate principal amount of 7.875% senior notes in a public offering. Net proceeds from this offering amounted to approximately $145.0 million, which was net of underwriters’ commissions totaling $2.2 million and original issue discount totaling $2.8 million. The net proceeds were used to fund our acquisition of Concateno. At December 31, 2009, we had $147.3 million in indebtedness under this issuance of our 7.875% senior notes.

On September 28, 2009, we sold $100.0 million aggregate principal amount of 7.875% senior notes in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers. We also agreed to file a registration statement with the Securities Exchange Commission, or SEC, so that the holders of these notes may exchange the notes for registered notes that have substantially identical terms as the original notes. Net proceeds from this offering amounted to approximately $95.0 million, which was net of the initial purchasers’ original issue discount totaling $3.5 million and offering expenses totaling approximately $1.5 million. The net proceeds were used to partially fund our acquisition of Free & Clear. At December 31, 2009, we had $96.6 million in indebtedness under this issuance of our 7.875% senior notes.

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

We may redeem the 7.875% senior notes, in whole or part, at any time on or after February 1, 2013, by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to, but excluding, the redemption date. The premium declines from 3.938% during the twelve months on and after February 1, 2013 to 1.969% during the twelve months on and after February 1, 2014 to zero on and after February 1, 2015. At any time prior to August 1, 2012, we may redeem up to 35% of the aggregate principal amount of the 7.875% senior notes with money that we raise in certain equity offerings, so long as (i) we pay 107.875% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date; (ii) we redeem the notes within 90 days of completing such equity offering; and (iii) at least 65% of the aggregate principal amount of the 7.875% senior notes remains outstanding afterwards. In addition, at any time prior to February 1, 2013, we may redeem some or all of the 7.875% senior notes by paying the principal amount of the notes being redeemed plus the payment of a make-whole premium, plus accrued and unpaid interest to, but excluding, the redemption date.

If a change of control occurs, subject to specified conditions, we must give holders of the 7.875% senior notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the date of the purchase.

If we, or our subsidiaries, engage in asset sales, we, or they, generally must either invest the net cash proceeds from such sales in our, or their, businesses within a specified period of time, prepay certain indebtedness or make an offer to purchase a principal amount of the 7.875% senior notes equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.

The 7.875% senior notes are unsecured and are equal in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 7.875% senior notes and the Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are equal in right of payment to all of their existing and future senior debt. See Note 28 for guarantor financial information.

The Indenture contains covenants that will limit our ability, and the ability of our subsidiaries, to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness and consolidate, merge or transfer all or substantially all of our, or their, assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.

Interest expense related to our 7.875% senior notes for the year ended December 31, 2009, including amortization of deferred financing costs and original issue discounts, was $7.3 million. As of December 31, 2009, accrued interest related to the senior subordinated notes amounted to $7.8 million.

9% Senior Subordinated Notes

On May 12, 2009, we completed the sale of $400.0 million aggregate principal amount of 9% senior subordinated notes due 2016, or the 9% subordinated notes, in a public offering. Net proceeds from this offering amounted to $379.5 million, which was net of underwriters’ commissions totaling $8.0 million and original issue discount totaling $12.5 million. The net proceeds are intended to be used for general corporate purposes. At December 31, 2009, we had $388.3 million in indebtedness under our 9% subordinated notes.

The 9% subordinated notes, which were issued under an Indenture dated May 12, 2009, as amended or supplemented, the Indenture, accrue interest from the date of their issuance, or May 12, 2009, at the rate of 9% per year. Interest on the notes are payable semi-annually on May 15 and November 15, commencing on November 15, 2009. The notes mature on May 15, 2016, unless earlier redeemed.

We may redeem the 9% subordinated notes, in whole or part, at any time on or after May 15, 2013, by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to, but excluding, the redemption date. The premium declines from 4.50% during the twelve months after May 15, 2013 to 2.25% during the twelve months after May 15, 2014 to zero on and after May 15, 2015. At any time prior to May 15, 2012, we may redeem up to 35% of the aggregate principal amount of the 9% subordinated notes with money that we raise in certain equity offerings so long as (i) we pay 109% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date; (ii) we redeem the notes within 90 days of completing such equity offering; and (iii) at least 65% of the aggregate principal amount of the 9% subordinated notes remains outstanding afterwards. In addition, at any time prior to May 15, 2013, we may redeem some or all of the 9% subordinated notes by paying the principal amount of the notes being redeemed plus the payment of a make-whole premium, plus accrued and unpaid interest to, but excluding, the redemption date.

If a change of control occurs, subject to specified conditions, we must give holders of the 9% subordinated notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the date of the purchase.

If we, or our subsidiaries, engage in asset sales, we, or they, generally must either invest the net cash proceeds from such sales in our, or their, businesses within a specified period of time, prepay senior debt or make an offer to purchase a principal amount of the 9% subordinated notes equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.

The 9% subordinated notes are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 9% subordinated notes and the Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt. See Note 28 for guarantor financial information.

The Indenture contains covenants that will limit our ability, and the ability of our subsidiaries, to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness and consolidate, merge or transfer all or substantially all of our, or their, assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.

Interest expense related to our 9% subordinated notes for the year ended December 31, 2009, including amortization of deferred financing costs and original issue discounts, was $25.0 million. As of December 31, 2009, accrued interest related to the senior subordinated notes amounted to $5.0 million.

Secured Credit Facility

As of December 31, 2009, we had approximately $1.0 billion in aggregate principal amount of indebtedness outstanding under our First Lien Credit Agreement and $250.0 million in aggregate principal amount of indebtedness outstanding under our Second Lien Credit Agreement (collectively, with the First Lien Credit Agreement, the secured credit facility). Included in the secured credit facility is a revolving line-of-credit of $150.0 million, of which $142.0 million was outstanding as of December 31, 2009.

Interest on our First Lien indebtedness, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.

The outstanding indebtedness under the Second Lien Credit Agreement includes term loans in the aggregate amount of $250.0 million. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.

For the year ended December 31, 2009, interest expense, including amortization of deferred financing costs, under the secured credit facility was $64.3 million. As of December 31, 2009, accrued interest related to the secured credit facility amounted to $0.9 million. As of December 31, 2009, we were in compliance with all debt covenants related to the secured credit facility, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.

In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and have a maturity date of September 28, 2010. These interest rate swap contracts pay us variable interest at the three-month LIBOR rate, and we pay the counterparties a fixed rate of 4.85%. In March 2009, we extended our August 2007 interest rate hedge for an additional two-year period, commencing in September 2010 at a one-month LIBOR rate of 2.54%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loans under the senior credit facility into fixed rate debt.

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

3% Senior Subordinated Convertible Notes

In May 2007, we sold $150.0 million aggregate principal amount of 3% senior subordinated convertible notes, or senior subordinated convertible notes. At December 31, 2009, we had $150.0 million in indebtedness under our senior subordinated convertible notes. The senior subordinated convertible notes are convertible into 3.4 million shares of our common stock at a conversion price of $43.98 per share.

Interest expense related to our senior subordinated convertible notes for the year ended December 31, 2009, including amortization of deferred financing costs, was $5.1 million. As of December 31, 2009, accrued interest related to the senior subordinated convertible notes amounted to $0.6 million.

Series B Convertible Perpetual Preferred Stock

As of December 31, 2009, we had approximately 2.0 million shares of our Series B preferred stock issued and outstanding. Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of these shares of Series B preferred stock, we may, at our option and in our sole discretion, satisfy the entire conversion obligation in cash, or through a combination of cash and common stock, to the extent permitted under our secured credit facilities and under Delaware law. There were no conversions as of December 31, 2009.

Summary of Changes in Cash Position

As of December 31, 2009, we had cash and cash equivalents of $492.8 million, a $351.4 million increase from December 31, 2008. Our primary sources of cash during the year ended December 31, 2009 included $287.5 million generated by our operating activities, $631.2 million of net proceeds from issuance of debt, of which $387.5 million related to the issuance of our 9% subordinated notes and $243.7 million related to the issuance of our 7.875% senior notes, a $12.6 million return of capital, of which $10.0 million was from our 50/50 joint venture with P&G, and $30.0 million from common stock issuances under employee stock option and stock purchase plans. Our primary uses of cash during the year ended December 31, 2009 related to $468.5 million net cash paid for acquisitions and transactional costs, $99.8 million of capital expenditures, net of proceeds from the sale of equipment, $11.0 million in repayment of long-term debt, $17.9 million paid for financing costs principally related to the issuance of our 9% subordinated notes and 7.875% senior notes and $8.0 million related to net repayments under our revolving lines-of-credit, other debt and capital lease obligations. Fluctuations in foreign currencies positively impacted our cash balance by $13.8 million during the year ended December 31, 2009.

Operating Cash Flows

Net cash provided by operating activities during the year ended December 31, 2009 was $287.5 million, which resulted from net income of $34.2 million, $347.2 million of non-cash items, offset by $89.8 million of cash used to meet net working capital requirements during the period. The $347.2 million of non-cash items included $312.4 million related to depreciation and amortization, $8.5 million related to the impairment of assets, $28.2 million related to non-cash stock-based compensation expense and $10.4 million of interest expense related to the amortization of deferred financing costs and original issue discounts, partially offset by a $9.1 million decrease related to the recognition of a tax benefit for current year losses and tax loss carryforwards and $7.6 million in equity earnings in unconsolidated entities.

Investing Cash Flows

Our investing activities during the year ended December 31, 2009 utilized $583.7 million of cash, including $468.5 million used for acquisitions and transaction-related costs, net of cash acquired, $99.8 million of capital expenditures, net of proceeds from sale of equipment and a $15.2 million increase in investments and other assets.

The acquisitions of Tapestry, Free & Clear, Concateno and the ACON Second Territory Business during 2009 accounted for approximately $383.1 million of the $468.5 million of cash used for acquisitions.

Financing Cash Flows

Net cash provided by financing activities during the year ended December 31, 2009 was $633.9 million. Financing activities during the year ended December 31, 2009 primarily included $631.2 million of net proceeds from the issuance of debt, of which $387.5 million related to the issuance of our 9% subordinated notes and $243.7 million related to the issuance of our 7.875% senior notes and $30.0 million cash received from common stock issuances under employee stock option and stock purchase plans, offset by $11.1 million in repayments of long-term debt, $17.9 million paid for financing costs related to certain debt issuances and $8.0 million related to net repayments under our revolving lines-of-credit, other debt and capital lease obligations.

As of December 31, 2009, we had an aggregate of $1.8 million in outstanding capital lease obligations which are payable through 2014.

Income Taxes

As of December 31, 2009, we had approximately $184.5 million of domestic NOL and capital loss carryforwards and $33.5 million of foreign NOL and capital loss carryforwards, respectively, which either expire on various dates through 2028 or may be carried forward indefinitely. These losses are available to reduce federal, state and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic NOL carryforward amount at December 31, 2009 included approximately $143.3 million of pre-acquisition losses at Matria, QAS, ParadigmHealth, Biosite, Cholestech, Redwood, HemoSense, Inverness Medical Nutritionals Group, Ischemia, Inc. and Ostex International, Inc. Effective January 1, 2009, we adopted a new accounting standard for business combinations. Prior to adoption of this standard, the pre-acquisition losses were applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense. Upon adoption of the new accounting standard, the reduction of a valuation allowance is generally recorded to reduce our income tax expense.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2009.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2009 and the effects such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter

Long-term debt obligations(1)	$2,165,248	$18,970	$22,754	$1,064,005	$1,059,519
Capital lease obligations(2)	1,857	920	837	100	—
Operating lease obligations(3)	156,560	29,628	46,688	43,139	37,105
Long-term and other liabilities(4)	4,329	666	1,332	1,332	999
Minimum royalty obligations	220	220	—	—	—
Acquisition-related obligations(5)	60,907	37,436	23,471	—	—
Purchase obligations — capital expenditure	19,085	19,085	—	—	—
Purchase obligations — other(6)	41,792	38,042	3,750	—	—
Interest on debt(7)	400,876	61,427	123,532	123,378	92,539

Total	$2,850,874	$206,394	$222,364	$1,231,954	$1,190,162

(1)	Includes original issue discounts associated with the 9% senior subordinated notes and 7.875% senior notes. See description of various financing arrangements in this section and Note 6 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	See Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	See Note 11(a) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	Included in long-term and other liabilities is $4.3 million in pension obligations.

(5)	Includes $44.3 million of deferred payments associated with the acquisition of the ACON Second Territory Business, $15.0 million in deferred payments associated with the acquisition of Accordant common disease management programs, or Accordant, $1.2 million in deferred payments associated with the acquisition of Biolinker S.A. and $0.4 million in deferred payments associated with the acquisition of Jinsung Meditech, Inc.

(6)	Other purchase obligations relate to inventory purchases and other operating expense commitments.

(7)	Includes the 3% senior subordinated convertible notes and other non-variable interest-bearing debt. See description of various financing arrangements in this section and Note 6 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In addition to the contractual obligations detailed above, we have contractual contingent consideration terms related to the following acquisitions:

•	Accordant has a maximum earn-out of $6.0 million that, if earned, will be paid in quarterly payments of $1.5 million beginning in the fourth quarter of 2012.

•	Ameditech, Inc., or Ameditech, has a maximum earn-out of $4.0 million that, if earned, will be paid during 2010 and 2011.

•	Binax Inc., or Binax, has a maximum remaining earn-out of $3.7 million that, if earned, will be paid no later than 2010.

•	Free & Clear has a maximum earn-out of $30.0 million that, if earned, will be paid in 2011.

•	Gabmed GmbH, or Gabmed, has a maximum remaining earn-out of €0.5 million that, if earned, will be paid in equal annual amounts during 2010 through 2012.

•	JSM has a maximum earn-out of $3.0 million that, if earned, will be paid in annual amounts during 2011 through 2013.

•	Mologic Limited, or Mologic, has a maximum earn-out of $19.0 million that, if earned, will be paid in annual amounts during 2011 through 2012, payable in shares of our common stock.

•	Tapestry has a maximum earn-out of $25.0 million that, if earned, will be paid in annual amounts during 2011 and 2013. The earn-out is to be paid in shares of our common stock, except in the case that the 2010 financial targets defined under the earn-out agreement are exceeded, in which case the seller may elect to be paid the 2010 earn-out in cash.

•	Vision has a maximum remaining earn-out of $1.2 million that, if earned, will be paid in 2010.

•	Privately-owned health management business acquired in 2008 has an earn-out that, if earned, will be paid in 2011.

For further information pertaining to our contractual contingent consideration obligations see Note 11 of our accompanying consolidated financial statements.

Additionally, we have a contractual contingent obligation to pay £1.0 million in compensation to certain executives of Concateno in accordance with the acquisition agreement, that, if earned, 65.0% will be paid in 2010 and the balance in 2011. All payments vest in full on a change of control event.

Critical Accounting Policies

The consolidated financial statements included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The accounting policies discussed below are considered by our management and our audit committee to be critical to an understanding of our financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the notes to our audited consolidated financial statements for the year ended December 31, 2009 included elsewhere in this Annual Report on Form 10-K include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Additionally, we generate services revenue in connection with contracts with leading healthcare organizations whereby we distribute clinical expertise through fee-based arrangements. Revenue for fee-based arrangements is recognized over the period in which the services are provided. Some contracts provide that a portion of our fees are at risk if our customers do not achieve certain financial cost savings over a period of time, typically one year. Revenue subject to refund is not recognized if (i) sufficient information is not available to calculate performance measurements or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as other current liabilities in the consolidated balance sheet, deferring recognition of the revenue until we establish that we have met the performance criteria. If we do not meet the performance targets at the end of the contractual period we are obligated under the contract to refund some or all of the at risk fees.

We also receive license and royalty revenue from agreements with third-party licensees. Revenue from fixed fee license and royalty agreements are recognized on a straight-line basis over the obligation period of the related license agreements. License and royalty fees that the licensees calculate based on their sales, which we have the right to audit under most of our agreements, are generally recognized upon receipt of the license or royalty payments, unless we are able to reasonably estimate the fees as they are earned. License and royalty fees that are determinable prior to the receipt thereof are recognized in the period they are earned.

Use of Estimates for Sales Returns and Other Allowances and Allowance for Doubtful Accounts

Certain sales arrangements require us to accept product returns. From time to time, we also enter into sales incentive arrangements with our retail customers, which generally reduce the sale prices of our products. As a result, we must establish allowances for potential future product returns and claims resulting from our sales incentive arrangements against product revenue recognized in any reporting period. Calculation of these allowances requires significant judgments and estimates. When evaluating the adequacy of the sales returns and other allowances, our management analyzes historical returns, current economic trends and changes in customer and consumer demand and acceptance of our products. When such analysis is not available and a right of return exists, we record revenue when the right of return is no longer applicable. Material differences in the amount and timing of our product revenue for any reporting period may result if changes in conditions arise that would require management to make different judgments or utilize different estimates.

Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $60.2 million, $35.8 million and $38.4 million, or 4%, 3% and 5%, respectively, of net product sales in 2009, 2008 and 2007, respectively, which have been recorded against product sales to derive our net product sales. Of these amounts, approximately $9.3 million, $9.3 million and $18.8 million, for 2009, 2008 and 2007, respectively, represent allowances for future deductions which have been provided against our related accruals for such charges with the balance charged directly against net sales.

Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $354.5 million and $261.4 million, net of allowances for doubtful accounts of $12.5 million and $10.0 million, as of December 31, 2009 and December 31, 2008, respectively.

Additionally, we generate services revenue in connection with contracts with leading healthcare organizations, whereby we distribute clinical expertise through fee-based arrangements. Revenue for fee-based arrangements is recognized over the period in which the services are provided. Some contracts provide that a portion of our fees are at risk if our customers do not achieve certain financial cost savings over a period of time, typically one year. Revenue subject to refund is not recognized if (i) sufficient information is not available to calculate performance measurements or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as other current liabilities in the consolidated balance sheet, deferring recognition of the revenue until we establish that we have met the performance criteria. If we do not meet the performance targets at the end of the contractual period we are obligated under the contract to refund some or all of the at risk fees. Our deferred revenue balance was $24.0 million and $22.0 million, as of December 31, 2009 and December 31, 2008, respectively.

Valuation of Inventories

We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product and services revenue may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $221.5 million and $173.6 million, net of a reserve for excess and obsolete inventory of $12.6 million and $9.6 million, as of December 31, 2009 and 2008, respectively.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of December 31, 2009, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $324.4 million, $3.5 billion and $1.7 billion, respectively.

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

Where we believe that property, plant and equipment and intangible assets have finite lives, we depreciate and amortize those assets over their estimated useful lives. For purposes of determining whether there are any impairment losses, as further discussed below, our management has historically examined the carrying value of our identifiable long-lived tangible and intangible assets and goodwill, including their useful lives where we believe such assets have finite lives, when indicators of impairment are present. In addition, we conduct an impairment review on the carrying values of all goodwill on at least an annual basis. For all long-lived tangible and intangible assets and goodwill, if an impairment loss is identified based on the fair value of the asset, as compared to the carrying value of the asset, such loss would be charged to expense in the period we identify the impairment. Furthermore, if our review of the carrying values of the long-lived tangible and intangible assets with finite lives indicates impairment of such assets, we may determine that shorter estimated useful lives are more appropriate. In that event, we will be required to record higher depreciation and amortization in future periods, which will reduce our earnings.

Valuation of Goodwill

We perform an impairment review on the carrying value of goodwill at least annually, or more frequently if events occur or circumstances exist that indicate that a reporting unit’s carrying value exceeds its fair value. We performed our annual impairment review as of September 30, 2009, using the market approach and the discounted cash flows approach and, based upon this review, we do not believe that the goodwill related to our professional diagnostics, health management and consumer diagnostics reporting units was impaired. Because future cash flows and operating results used in the impairment review are based on management’s projections and assumptions, future events can cause such projections to differ from those used at September 30, 2009, which could lead to significant impairment charges of goodwill in the future. As of December 31, 2009, we have goodwill balances related to our professional diagnostics, health management and consumer diagnostics reporting units, which amounted to $2.0 billion, $1.4 billion and $52.2 million, respectively, with the fair value of our professional and consumer diagnostics segments exceeding their carrying value by greater than 10% and the fair value of our health management segment exceeding its carrying value by approximately 9%.

We based our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environments for our business units. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible testing as of September 30, 2009 will prove accurate predictions in the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not achieved or change, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present outside of the timing of our next annual evaluation.

Valuation of Other Long-Lived Tangible and Intangible Assets

Factors we generally consider important which could trigger an impairment review on the carrying value of other long-lived tangible and intangible assets include the following: (1) significant underperformance relative to expected historical or projected future operating results, (2) significant changes in the manner of our use of acquired assets or the strategy for our overall business, (3) underutilization of our tangible assets, (4) discontinuance of product lines by ourselves or our customers, (5) significant negative industry or economic trends, (6) significant decline in our stock price for a sustained period, (7) significant decline in our market capitalization relative to net book value and (8) goodwill impairment identified during an impairment review. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of December 31, 2009, future events could cause us to conclude otherwise.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Our expected volatility is based upon the historical volatility of our stock. The expected term is based on the assumption that all outstanding options will exercise at the midpoint of the vesting date and the full contractual term, including data on experience to date. As stock-based compensation expense is recognized in our consolidated statement of operations is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $37.5 million as of December 31, 2009, due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our foreign businesses and certain U.S. net operating losses, or NOLs, and tax credits. Included in this valuation allowance is $8.9 million for deferred tax assets of acquired companies, the future benefits of which will be generally applied to reduce our income tax expense. This is an increase of $24.8 million from the valuation allowance of $12.7 million as of December 31, 2008. The increase is primarily related to domestic state NOLs and domestic state credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.

We established reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. We are currently undergoing routine tax examinations by various state and foreign jurisdictions. Tax authorities periodically challenge certain transactions and deductions we reported on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements

See Note 2(r) in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

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

Our investing strategy, to manage interest rate exposure, is to invest in short-term, highly-liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At December 31, 2009, our short-term investments approximated market value.

At December 31, 2009, we had term loans in the amount of $951.0 million and a revolving line-of-credit available to us of up to $150.0 million, of which $142.0 million was outstanding as of December 31, 2009, under our First Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period and (iii) in the case of other obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for revolving loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.

At December 31, 2009, we also had term loans in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period and (iii) in the case of other obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.

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

Assuming no changes in our leverage ratio and considering our interest rate swaps, which would affect the margin of the interest rates under the credit agreements, the effect of interest rate fluctuations on outstanding borrowings as of December 31, 2009 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase

Interest rates increase by 100 basis points	$4,930
Interest rates increase by 200 basis points	$9,860

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During 2009, the net impact of foreign currency changes on transactions was a gain of $1.3 million. Historically, we have not used derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures.

Gross margins of products we manufacture at our foreign plants and sell in U.S. dollars and manufacturing by our U.S. plants and sold in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 54.6% in 2009. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2009, our gross margin on total net product sales would have been 54.7%, 54.9% and 55.1%, respectively.

In addition, because a substantial portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. dollar (in which we report our consolidated financial results), our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. dollar.

If the U.S. dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income would have been impacted by approximately the following amounts (in thousands):

	Approximate	Approximate
	Decrease in	Decrease in
	Net Revenue	Net Income

If, during 2009, the U.S. dollar was stronger by:
1%	$5,013	$530
5%	$25,050	$2,650
10%	$50,096	$5,300

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data, except for selected quarterly financial data which are summarized below, are listed under Item 15.(a) and have been filed as part of this report on the pages indicated.

On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business. The sale included our entire private label and branded nutritionals businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment. The results of the vitamins and nutritional supplements business are included in income (loss) from discontinued operations, net of tax, for all periods presented in the financial statements and supplementary data below.

The following table presents selected quarterly financial data for each of the quarters in the years ended December 31, 2009 and 2008, (in thousands, except per share data):

	2009
	First	Second	Third	Fourth
	Quarter(2)	Quarter(3)	Quarter(4)	Quarter(5)

Net revenue	$425,153	$438,652	$512,665	$546,171
Gross profit	$234,450	$237,896	$280,297	$301,579
Income (loss) from continuing operations	$7,738	$4,886	$19,870	$(247)
(Loss) income from discontinued operations	$(1,347)	$(166)	$413	$3,034
Net income (loss) available to common stockholders	$771	$(1,197)	$14,299	$(3,129)
Basic — Income (loss) per common share attributable to Inverness Medical Innovations, Inc. and subsidiaries:
Income (loss) per common share from continuing operations(1)	$0.03	$(0.02)	$0.17	$(0.08)
(Loss) income per common share from discontinued operations	$(0.02)	$0.00	$0.01	$0.04
Net income (loss) per common share	$0.01	$(0.02)	$0.18	$(0.04)
Diluted — Income (loss) per common share attributable to Inverness Medical Innovations, Inc. and subsidiaries:
Income (loss) per common share from continuing operations(1)	$0.03	$(0.02)	$0.17	$(0.08)
(Loss) income per common share from discontinued operations	$(0.02)	$0.00	$0.00	$0.04
Net income (loss) per common share	$0.01	$(0.02)	$0.17	$(0.04)

	2008
	First	Second	Third	Fourth
	Quarter(6)	Quarter(7)	Quarter(8)	Quarter(9)

Net revenue	$351,744	$381,175	$417,174	$432,460
Gross profit	$177,787	$204,038	$226,310	$245,383
(Loss) income from continuing operations	$(4,471)	$(30,580)	$(3,231)	$17,729
(Loss) income from discontinued operations	$(80)	$291	$57	$(1,316)
Net (loss) income available to common stockholders	$(4,174)	$(33,455)	$(9,052)	$10,924
Basic — (Loss) income per common share attributable to Inverness Medical Innovations, Inc. and subsidiaries:
(Loss) income per common share from continuing operations(1)	$(0.05)	$(0.43)	$(0.12)	$0.16
(Loss) income per common share from discontinued operations	$0.00	$0.00	$0.00	$(0.02)
Net (loss) income per common share	$(0.05)	$(0.43)	$(0.12)	$0.14
Diluted — (Loss) income per common share attributable to Inverness Medical Innovations, Inc. and subsidiaries:
(Loss) income per common share from continuing operations(1)	$(0.05)	$(0.43)	$(0.12)	$0.16
(Loss) income per common share from discontinued operations	$0.00	$0.00	$0.00	$(0.02)
Net (loss) income per common share	$(0.05)	$(0.43)	$(0.12)	$0.14

(1)	Net income (loss) available to common stockholders and basic and diluted net income (loss) per common share are computed as consistent with the annual per share calculations described in Notes 2(n) and 14 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Included in net income for the first quarter of 2009 is $5.4 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $4.7 million for acquisition-related costs recorded in connection with the adoption of a ASC 805, Business Combinations, on January 1, 2009 and $5.9 million of non-cash stock-based compensation expense.

(3)	Included in net income for the second quarter of 2009 is $4.9 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $1.7 million for acquisition-related costs recorded in connection with the adoption of ASC 805, Business Combinations, on January 1, 2009 and $6.6 million of non-cash stock-based compensation expense.

(4)	Included in net income for the third quarter of 2009 is $6.2 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $0.7 million relating to an inventory write-up recorded in connection with the acquisition of Concateno during the third quarter of 2009, acquisition-related costs in the amount of $5.1 million recorded in connection with the adoption of ASC 805, Business Combinations, on January 1, 2009, a $3.4 million gain associated with management’s decision to dispose of our Diamics, Inc. operations, a $2.9 million net realized foreign currency gain associated with restricted cash established in connection with the acquisition of Concateno, a $1.9 million compensation-related charge recorded in connection with the acquisition of Concateno, a $0.3 million loss recorded in connection with the deferred payment of a portion of the ACON Second Territory Business purchase price consideration to be paid with our common stock and $7.8 million of non-cash stock-based compensation expense.

(5)	Included in net income for the fourth quarter of 2009 is $6.9 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $1.4 million relating to an inventory write-up recorded in connection with the acquisition of Concateno during the third quarter of 2009, acquisition-related costs in the amount of $4.3 million recorded in connection with the adoption of ASC 805, Business Combinations, on January 1, 2009, $1.8 million of expense recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, a $3.2 million fair value write-down recorded in connection with an idle facility, expenses of $1.8 million ($1.1 million, net of tax) incurred in connection with the sale of our vitamins and nutritional supplements business and $7.9 million of non-cash stock-based compensation expense.

(6)	Included in net loss for the first quarter of 2008 is $16.3 million related to restructuring charges associated with the decision to close various facilities, a write-off of $1.7 million related to inventory write-ups recorded in connection with the acquisitions of Panbio and BBI, a $1.7 million net realized foreign currency loss associated with a cash escrow established in connection with the acquisition of BBI, and $5.6 million of non-cash stock-based compensation expense.

(7)	Included in net loss for the second quarter of 2008 is $23.6 million related to restructuring charges associated with the decision to close various facilities, a write-off of $0.3 million related to inventory write-ups recorded in connection with the acquisitions of Panbio Limited and BBI, and $7.2 million of non-cash stock-based compensation expense.

(8)	Included in net loss for the third quarter of 2008 is $5.8 million related to restructuring charges associated with the decision to close various facilities, and $7.0 million of non-cash stock-based compensation expense.

(9)	Included in net income for the fourth quarter of 2008 is $5.0 million related to restructuring charges associated with the decision to close various facilities and $6.7 million of non-cash stock-based compensation expense.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009.

In conducting management’s evaluation of the effectiveness of our company’s internal control over financial reporting, management excluded all 2009 acquisitions. The contribution from these acquisitions represented approximately 3% and 6% of total assets and net revenue, respectively, as of and for the year ended December 31, 2009. Refer to Note 4 of the accompanying consolidated financial statements for further discussion of our acquisitions and their impact on our consolidated financial statements.

Our independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on our internal controls over financial reporting, which appears on page 63.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Inverness Medical Innovations, Inc.:

We have audited Inverness Medical Innovations, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded all 2009 business combinations which are all included in the consolidated financial statements of the Company as of and for the year ended December 31, 2009. The acquired entities which were excluded constituted 3% and 6% of total assets and net revenue, respectively, as of and for the year ended December 31, 2009. Management did not assess the effectiveness of internal control over financial reporting of these acquired entities because of the timing of the acquisitions which were completed in 2009. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these 2009 acquisitions.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inverness Medical Innovations, Inc. and Subsidiaries

as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
February 26, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2010 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference.

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

3.  Exhibits.

2.1	Agreement and Plan of Merger, dated as of May 17, 2007 by and among Inverness Medical Innovations, Inc., Inca Acquisition, Inc. and Biosite Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date May 17, 2007, filed on May 18, 2007)

2.2	Agreement and Plan of Merger, dated January 27, 2008, between Inverness Medical Innovations, Inc., Milano MH Acquisition Corp., Milano MH Acquisition LLC and Matria Healthcare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date January 28, 2008, filed on January 29, 2008)
2.3	Acquisition Agreement by and among Inverness Medical Innovations, Inc., ACON Laboratories, Inc., Azure Institute, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd., and Karsson Overseas Ltd. dated March 16, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, event date April 30, 2009, filed on April 30, 2009)**
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
3.2	First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007)
3.3	Second Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)
3.4	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2001)
3.5	Certificate of Designations of Series B Convertible Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date, May 9, 2008, filed on May 14, 2008)
3.6	Certificate of Elimination of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date, May 9, 2008, filed on May 14, 2008)
3.7	Certificate of Correction to the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006)
3.8	Second Certificate of Correction to the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to Company’s Registration Statement on Form S-4, as amended (File 333-149259))
3.9	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
4.1	Indenture, dated May 14, 2007, between the Company and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)
4.2	Indenture dated as of May 12, 2009 between Inverness Medical Innovations, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)
4.3	First Supplemental Indenture dated as of May 12, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)
4.4	Second Supplemental Indenture dated as of June 9, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Form 8-A of Matria of New York Inc., dated June 9, 2009, filed on June 9, 2009)

4.5		Third Supplemental Indenture dated as of August 4, 2009 among Inverness Medical Innovations, Inc., as issuer, GeneCare Medical Genetics Center, Inc. and Alere CDM LLC, collectively as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to GeneCare Medical Genetics Center, Inc. and Alere CDM LLC’s Registration Statement on Form 8-A dated August 4, 2009)
4.6		Fourth Supplemental Indenture dated as of September 22, 2009 among Inverness Medical Innovations, Inc., as issuer, ZyCare, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to ZyCare, Inc.’s Registration Statement on Form 8-A dated September 24, 2009)
4.7		Indenture dated as of August 11, 2009 between Inverness Medical Innovations, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)
4.8		First Supplemental Indenture dated as of August 11, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)
4.9		Second Supplemental Indenture dated as of September 22 , 2009 among Inverness Medical Innovations, Inc., as Issuer, the guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009)
4.10		Third Supplemental Indenture dated as of September 28, 2009 among Inverness Medical Innovations, Inc., as Issuer, the guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date September 28, 2009, filed on September 28, 2009)
4.11		Registration Rights Agreement dated as of September 28, 2009 among Inverness Medical Innovations, Inc., the Guarantors named therein, Jefferies & Company, Inc., Goldman Sachs & Co., and Wells Fargo Securities (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date September 28, 2009, filed on September 28, 2009)
+10	.1	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.2	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.3		Option Agreement, dated as of May 17, 2007 among US CD LLC, SPD Swiss Precision Diagnostics GmbH, Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and Procter & Gamble RHD, Inc. (incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.4		Post-Closing Covenants Agreement, dated as of November 21, 2001, by and among Johnson & Johnson, IMT, the Company, certain subsidiaries of IMT and certain subsidiaries of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.5		Amended and Restated Investor Rights Agreement, effective as of April 30, 2009, by and among Inverness Medical Innovations, Inc., Ron Zwanziger, ACON Laboratories, Inc., AXURE Institute, Inc., LBI, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd., Karsson Overseas Ltd., Manfield Top Worldwide Ltd., Jixun Lin and Feng Lin (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, event date April 30, 2009, filed on April 30, 2009)

10.6	Lease between WE 10 Southgate LLC and Binax, Inc. dated as of August 26, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.7	Form of Warrant for the Purchase of Shares of Common Stock of the Company issued pursuant to the Note and Warrant Purchase Agreement dated as of December 14, 2001 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 20, 2001)
10.8	Warrant for the Purchase of Shares of Common Stock of the Company, dated as of March 31, 2005, issued to Roger Piasio (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.9	Form of Warrant Agreement issued pursuant to the Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 4, 2002)
10.10	Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)
10.11	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) (relating to grants made prior to August 29, 2008)
10.12	Form of Non-Qualified Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) (relating to grants made prior to August 29, 2008)
10.13	Form of Incentive Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) (relating to grants made prior to August 29, 2008)
10.14	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (relating to grants made on or after August 29, 2008)
10.15	Form of Non-Qualified Stock Option Agreement for U.S. Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (relating to grants made on or after August 29, 2008)
10.16	Form of Non-Qualified Stock Option Agreement for Non-U.S. Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (relating to grants made on or after August 29, 2008)
10.17	Form of Incentive Stock Option Agreement for Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (relating to grants made on or after August 29, 2008)
10.18	Rules of Inverness Medical Innovations, Inc. HM Revenue and Customs Share Option Plan (2007) (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (relating to grants made on or after August 29, 2008)
10.19	Rules of the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan for the Grant of Options to Participants in France (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.20	Rules of Inverness Medical Innovations, Inc. Inland Revenue Approved Option Plan (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.21	Rules of Inverness Medical Innovations, Inc. HM Revenue and Customs Approved Share Option Plan (2007) (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007) (relating to grants made prior to August 29, 2008)
10.22	Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009).
10.23	Underwriting Agreement dated as of May 7, 2009 among Inverness Medical Innovations, Inc., the subsidiary guarantors named therein, UBS Securities LLC, Goldman, Sachs & Co., and Banc of America Securities LLC, as representatives of the several underwriters named in the Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)
10.24	Underwriting Agreement dated as of August 5, 2009 among Inverness Medical Innovations, Inc., the subsidiary guarantors named therein, Jefferies & Company, Inc., Goldman, Sachs & Co., and Wells Fargo Securities, LLC as representatives of the several underwriters named in the Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)
10.25	Purchase Agreement dated as of September 23, 2009 among Inverness Medical Innovations, Inc., the Guarantors named therein, Jefferies & Company, Inc., Goldman, Sachs & Co., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date September 28, 2009, filed on September 28, 2009)
10.26	$1,050,000,000 First Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc, as Guarantor, The Lenders and L/C Issuers Party Hereto General Electric Capital Corporation, as Administrative Agent, Citizens Bank of Massachusetts, Fifth Third Bank and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Co-Documentation Agents and UBS Securities LLC, as Joint Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.27	First Amendment to First Lien Credit Agreement dated as of November 15, 2007 among IM US Holdings, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2007)
10.28	$250,000,000 Second Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, The Lenders General Electric Capital Corporation, as Administrative Agent and UBS Securities LLC, as Syndication Agent, Joint Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.29	First Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.30	Second Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)

14.50		Inverness Medical Innovations Business Conduct Guidelines (incorporated by reference to Exhibit 14.50 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006)
*21	.1	List of Subsidiaries of the Company as of February 22, 2010
*23	.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
*31	.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
*31	.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith.

**	The Company agrees to furnish supplementally to the Securities and Exchange Commission (“the Commission”) a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

+	We have omitted portions of this exhibit which have been granted confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.

Date: February 26, 2010

By:	/s/ Ron Zwanziger
Ron Zwanziger
Chairman, Chief Executive Officer and President

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Inverness Medical Innovations, Inc.:

We have audited the accompanying consolidated balance sheets of Inverness Medical Innovations, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Inverness Medical Innovations, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 4 of the financial statements, the Company adopted the accounting standards related to Business Combinations, effective for business combinations entered into after January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Boston, Massachusetts
February 26, 2010

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	2009	2008	2007

Net product sales	$1,365,079	$1,151,265	$728,091
Services revenue	528,487	405,462	16,646
License and royalty revenue	29,075	25,826	21,979

Net revenue	1,922,641	1,582,553	766,716

Cost of net product sales	619,503	543,317	365,545
Cost of services revenue	240,026	177,098	5,261
Cost of license and royalty revenue	8,890	8,620	9,149

Cost of net revenue	868,419	729,035	379,955

Gross profit	1,054,222	853,518	386,761
Operating expenses:
Research and development	112,848	111,828	69,547
Purchase of in-process research and development	—	—	173,825
Sales and marketing	441,646	381,939	163,028
General and administrative	357,033	295,059	155,153
Gain on disposition	(3,355)	—	—

Operating income (loss)	146,050	64,692	(174,792)
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs	(106,798)	(101,132)	(82,987)
Other income (expense), net	996	(1,807)	9,424

Income (loss) from continuing operations before provision (benefit) for income taxes	40,248	(38,247)	(248,355)
Provision (benefit) for income taxes	15,627	(16,644)	(1,049)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	24,621	(21,603)	(247,306)
Equity earnings of unconsolidated entities, net of tax	7,626	1,050	4,372

Income (loss) from continuing operations	32,247	(20,553)	(242,934)
Income (loss) from discontinued operations, net of tax	1,934	(1,048)	(418)

Net income (loss)	34,181	(21,601)	(243,352)
Less: Net income attributable to non-controlling interests	465	167	1,401

Net income (loss) attributable to Inverness Medical Innovations, Inc. and subsidiaries	33,716	(21,768)	(244,753)
Preferred stock dividends	(22,972)	(13,989)	—

Net income (loss) available to common stockholders	$10,744	$(35,757)	$(244,753)

Basic net income (loss) per common share attributable to Inverness Medical Innovations, Inc. and subsidiaries:
Income (loss) from continuing operations	$0.11	$(0.45)	$(4.74)

Income (loss) from discontinued operations	$0.02	$(0.01)	$(0.01)

Net income (loss) per common share	$0.13	$(0.46)	$(4.75)

Diluted net income (loss) per common share attributable to Inverness Medical Innovations, Inc. and subsidiaries:
Income (loss) from continuing operations	$0.11	$(0.45)	$(4.74)

Income (loss) from discontinued operations	$0.02	$(0.01)	$(0.01)

Net income (loss) per common share	$0.13	$(0.46)	$(4.75)

Weighted average common shares — basic	80,572	77,778	51,510

Weighted average common shares — diluted	81,967	77,778	51,510

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$492,773	$141,324
Restricted cash	2,424	2,748
Marketable securities	947	1,763
Accounts receivable, net of allowances of $12,462 and $9,961 at December 31, 2009 and 2008, respectively	354,453	261,369
Inventories, net	221,539	173,585
Deferred tax assets	66,492	104,311
Income tax receivable	1,107	6,406
Receivable from joint venture, net	—	12,018
Prepaid expenses and other current assets	73,075	74,033
Assets held for sale	54,148	58,166

Total current assets	1,266,958	835,723
Property, plant and equipment, net	324,388	274,478
Goodwill	3,463,358	3,045,883
Other intangible assets with indefinite lives	43,644	42,909
Core technology and patents, net	421,719	459,307
Other intangible assets, net	1,264,708	1,166,536
Deferred financing costs, net, and other non-current assets	72,762	46,778
Investments in unconsolidated entities	63,965	68,832
Marketable securities	1,503	591
Deferred tax assets	20,987	14,323

Total assets	$6,943,992	$5,955,360

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$18,970	$19,058
Current portion of capital lease obligations	899	451
Accounts payable	126,322	96,582
Accrued expenses and other current liabilities	279,732	230,090
Payable to joint venture, net	533	—
Liabilities related to assets held for sale	11,558	19,193

Total current liabilities	438,014	365,374

Long-term liabilities:
Long-term debt, net of current portion	2,128,515	1,500,557
Capital lease obligations, net of current portion	940	468
Deferred tax liabilities	442,049	462,787
Deferred gain on joint venture	288,767	287,030
Other long-term liabilities	116,818	59,437

Total long-term liabilities	2,977,089	2,310,279

Commitments and contingencies (Notes 8, 9 and 11)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference, $793,696 at December 31, 2009 and $751,479 at December 31, 2008); Authorized: 2,300 shares; Issued and outstanding: 1,984 shares at December 31, 2009 and 1,879 shares at December 31, 2008	694,427	671,501
Common stock, $0.001 par value;
Authorized: 150,000 shares;
Issued and outstanding: 83,567 at December 31, 2009 and 78,431 at December 31, 2008	84	78
Additional paid-in capital	3,195,372	3,029,694
Accumulated deficit	(359,874)	(393,590)
Accumulated other comprehensive loss	(2,454)	(28,845)

Total stockholders’ equity	3,527,555	3,278,838
Non-controlling interests	1,334	869

Total equity	3,528,889	3,279,707

Total liabilities and equity	$6,943,992	$5,955,360

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except par value amounts)

	Preferred Stock		Common Stock				Accumulated
		$0.001		$0.001	Additional		Other	Total			Total
	Number of	Par	Number of	Par	Paid-in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total	Comprehensive
	Shares	Value	Shares	Value	Capital	Deficit	Income	Equity	Interest	Equity	Loss

BALANCE, DECEMBER 31, 2006	—	$—	39,215	$39	$826,987	$(127,069)	$14,181	$714,138	$170	$714,308
Issuance of common stock in connection with acquisitions and equity offerings, net of issuance costs of $44,204	—	—	35,204	35	1,859,985	—	—	1,860,020	—	1,860,020
Exercise of common stock options and warrants and shares issued under employee stock purchase plan	—	—	2,370	3	55,095	—	—	55,098	—	55,098
Stock-based compensation related to grants of common stock options	—	—	—	—	57,480	—	—	57,480	—	57,480
Fair value associated with options exchanged in acquisitions	—	—	—	—	135,022	—	—	135,022	—	135,022
Stock option income tax benefits	—	—	—	—	2,574	—	—	2,574	—	2,574
Minimum pension liability adjustment	—	—	—	—	—	—	341	341	—	341	$341
Changes in cumulative translation adjustment	—	—	—	—	—	—	12,758	12,758	—	12,758	12,758
Unrealized loss on interest rate swap (Note 10)	—	—	—	—	—	—	(9,518)	(9,518)	—	(9,518)	(9,518)
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	3,507	3,507	—	3,507	3,507
Earnings associated with non-controlling interest	—	—	—	—	—	—	—	—	1,401	1,401
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	(702)	(702)
Net loss	—	—	—	—	—	(244,753)	—	(244,753)	—	(244,753)	(244,753)

Total comprehensive loss											$(237,665)

BALANCE, DECEMBER 31, 2007	—	$—	76,789	$77	$2,937,143	$(371,822)	$21,269	$2,586,667	$869	$2,587,536

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Continued)
(in thousands, except par value amounts)

			Common Stock				Accumulated
	Preferred Stock			$0.001	Additional		Other	Total			Total
	Number of		Number of	Par	Paid-in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total	Comprehensive
	Shares	Amount	Shares	Value	Capital	Deficit	Income (Loss)	Equity	Interest	Equity	Loss

BALANCE, DECEMBER 31, 2007	—	$—	76,789	$77	$2,937,143	$(371,822)	$21,269	$2,586,667	$869	$2,587,536
Issuance of Series B preferred stock in connection with acquisition of Matria Healthcare, Inc., net of issuance costs of $350	1,788	657,573	—	—	—	—	—	657,573	—	657,573
Issuance of common stock in connection with acquisitions, net of issuance costs of $219	—	—	580	—	20,945	—	—	20,945	—	20,945
Exercise of common stock options and warrants and shares issued under employee stock purchase plan	—	—	1,062	1	20,712	—	—	20,713	—	20,713
Preferred stock dividends (Note 15)	91	13,928	—	—	(14,026)	—	—	(98)	—	(98)
Fair value associated with options exchanged in acquisitions	—	—	—	—	20,973	—	—	20,973	—	20,973
Stock-based compensation related to grants of common stock options	—	—	—	—	26,405	—	—	26,405	—	26,405
Stock option income tax benefits	—	—	—	—	17,542	—	—	17,542	—	17,542
Minimum pension liability adjustment	—	—	—	—	—	—	(562)	(562)	—	(562)	$(562)
Changes in cumulative translation adjustment	—	—	—	—	—	—	(32,889)	(32,889)	—	(32,889)	(32,889)
Unrealized loss on interest rate swap (Note 10)	—	—	—	—	—	—	(11,614)	(11,614)	—	(11,614)	(11,614)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(5,049)	(5,049)	—	(5,049)	(5,049)
Earnings associated with non-controlling interests	—	—	—	—	—	—	—	—	167	167
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	(167)	(167)
Net loss	—	—	—	—	—	(21,768)	—	(21,768)	—	(21,768)	(21,768)

Total comprehensive loss											$(71,882)

BALANCE, DECEMBER 31, 2008	1,879	$671,501	78,431	$78	$3,029,694	$(393,590)	$(28,845)	$3,278,838	$869	$3,279,707

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Continued)
(in thousands, except par value amounts)

			Common Stock				Accumulated
	Preferred Stock			$0.001	Additional		Other	Total			Total
	Number of		Number of	Par	Paid-in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total	Comprehensive
	Shares	Amount	Shares	Value	Capital	Deficit	(Loss)	Equity	Interest	Equity	Income

BALANCE, DECEMBER 31, 2008	1,879	$671,501	78,431	$78	$3,029,694	$(393,590)	$(28,845)	$3,278,838	$869	$3,279,707
Issuance of common stock and warrants in connection with acquisitions,	—	—	3,431	4	117,815	—	—	117,819	—	117,819
Exercise of common stock options and shares issued under employee stock purchase plan	—	—	1,705	2	30,013	—	—	30,015	—	30,015
Preferred stock dividends (Note 15)	105	22,926	—	—	(23,079)	—	—	(153)	—	(153)
Fair value associated with options exchanged in acquisitions	—	—	—	—	2,881	—	—	2,881	—	2,881
Stock-based compensation related to grants of common stock options	—	—	—	—	28,220	—	—	28,220	—	28,220
Stock option income tax benefits	—	—	—	—	9,828	—	—	9,828	—	9,828
Minimum pension liability adjustment	—	—	—	—	—	—	(1,137)	(1,137)	—	(1,137)	$(1,137)
Changes in cumulative translation adjustment	—	—	—	—	—	—	15,171	15,171	—	15,171	15,171
Unrealized gain on interest rate swap (Note 10)	—	—	—	—	—	—	11,389	11,389	—	11,389	11,389
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	968	968	—	968	968
Earnings associated with non-controlling interest	—	—	—	—	—	—	—	—	465	465	—
Net income	—	—	—	—	—	33,716	—	33,716	—	33,716	33,716

Total comprehensive income											$60,107

BALANCE, DECEMBER 31, 2009	1,984	$694,427	83,567	$84	$3,195,372	$(359,874)	$(2,454)	$3,527,555	$1,334	$3,528,889

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

	2009	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$34,181	$(21,601)	$(243,352)
Income (loss) from discontinued operations, net of tax	1,934	(1,048)	(418)

Income (loss) from continuing operations	32,247	(20,553)	(242,934)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Interest expense related to amortization of original issue discounts and write-off of deferred financing costs	10,423	5,930	10,963
Depreciation and amortization	312,435	265,654	97,982
Non-cash stock-based compensation expense	28,220	26,405	52,210
Charge for in-process research and development	—	—	173,825
Impairment of inventory	1,467	4,193	—
Impairment of long-lived assets	6,983	20,031	3,872
Loss on sale of fixed assets	1,205	777	59
Equity earnings of unconsolidated entities, net of tax	(7,626)	(1,050)	(4,372)
Deferred and other non-cash income taxes	(9,124)	(41,714)	(28,008)
Other non-cash items	3,264	4,378	197
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(36,455)	(39,546)	46,152
Inventories, net	(16,425)	(41,945)	(2,670)
Prepaid expenses and other current assets	9,081	(7,386)	15,196
Accounts payable	2,117	7,193	(2,156)
Accrued expenses and other current liabilities	(45,445)	(29,091)	(33,836)
Other non-current liabilities	(2,709)	3,400	1,783

Net cash provided by continuing operations	289,658	156,676	88,263
Net cash (used in) provided by discontinued operations	(2,127)	(8,832)	492

Net cash provided by operating activities	287,531	147,844	88,755

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(100,606)	(65,699)	(35,831)
Proceeds from sale of property, plant and equipment	803	1,070	264
Cash paid for acquisitions and transactional costs, net of cash acquired	(468,527)	(649,899)	(2,036,116)
Cash received, net of cash paid, from formation of joint venture	—	—	324,170
Cash received from (paid for) investments in minority interests and marketable Securities	12,560	12,133	(10,177)
Increase in other assets	(27,720)	(10,500)	(28,373)

Net cash used in continuing operations	(583,490)	(712,895)	(1,786,063)
Net cash used in discontinued operations	(237)	(437)	(467)

Net cash used in investing activities	(583,727)	(713,332)	(1,786,530)

Cash Flows from Financing Activities:
Proceeds from borrowing under long-term debt	631,177	—	—
Decrease (increase) in restricted cash	418	139,204	(141,869)
Issuance costs associated with preferred stock	—	(350)	—
Cash paid for financing costs	(17,756)	(1,401)	(40,675)
Proceeds from issuance of common stock, net of issuance costs	30,015	20,675	1,122,852
Repayments on long-term debt	(11,055)	(13,787)	(22,326)
Net (repayments) proceeds from revolving lines-of-credit	(7,251)	137,242	1,114,171
Tax benefit on exercised stock options	9,269	17,542	867
Principal payments of capital lease obligations	(798)	(958)	(94)
Other	(153)	(56)	—

Net cash provided by continuing operations	633,866	298,111	2,032,926
Net cash used in discontinued operations	(12)	(342)	(542)

Net cash provided by financing activities	633,854	297,769	2,032,384

Foreign exchange effect on cash and cash equivalents	13,791	(5,689)	9,019

Net increase (decrease) in cash and cash equivalents	351,449	(273,408)	343,628
Cash and cash equivalents, beginning of period	141,324	414,732	71,104

Cash and cash equivalents, end of period	$492,773	$141,324	$414,732

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

Our business is organized into three primary operating segments: (i) professional diagnostics, (ii) health management and (iii) consumer diagnostics. The professional diagnostics segment includes an array of innovative rapid diagnostic test products and other in vitro diagnostic tests marketed to medical professionals and laboratories for detection of cardiac conditions, pregnancy, infectious diseases, oncology and drugs of abuse. The health management segment provides comprehensive, integrated programs and services focused on wellness, disease and condition management, productivity enhancement and informatics, all designed to reduce health-related costs and enhance the health and quality of life of the individuals we serve. The consumer diagnostics segment consists primarily of manufacturing operations related to our role as the exclusive manufacturer of products for SPD Swiss Precision Diagnostics, or SPD, our 50/50 joint venture with The Procter & Gamble Company, or P&G. SPD has significant operations in the worldwide over-the-counter pregnancy and fertility/ovulation test market.

On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business (Note 24). The sale included our entire private label and branded nutritionals businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment. The results of the vitamins and nutritional supplements business are included in income (loss) from discontinued operations, net of tax, for all periods presented. The assets and liabilities associated with the vitamins and nutritional supplements business have been reclassified to assets held for sale and liabilities related to assets held for sale as of December 31, 2009 and 2008 on our accompanying consolidated balance sheets.

Acquisitions are an important part of our growth strategy. When we acquire businesses, we seek to complement existing products and services, enhance or expand our product lines and/or expand our customer base. We determine what we are willing to pay for each acquisition partially based on our expectation that we can cost effectively integrate the products and services of the acquired companies into our existing infrastructure. In addition, we utilize existing infrastructure of the acquired companies to cost effectively introduce our products to new geographic areas. All of these factors contributed to the acquisition prices of acquired businesses that were in excess of the fair value of net assets acquired and the resultant goodwill (Note 4).

Following the completion of our 50/50 joint venture with P&G on May 17, 2007, we ceased to consolidate the operating results of our consumer diagnostics business, which represented $76.1 million of net product sales in 2007 (through the date the joint venture was formed), and instead account for our 50% interest in the results of the joint venture under the equity method of accounting. In our capacity as the manufacturer of products for the joint venture, we supply product to the joint venture and record revenue on those sales. No gain on the proceeds that we received from P&G through the formation of our joint venture will be recognized in our financial statements until P&G’s option to require us to purchase its interest in the joint venture at market value expires after the fourth anniversary of the closing.

The consolidated financial statements include the accounts of Inverness Medical Innovations, Inc. and its subsidiaries. Intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

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

The revenue and expenses of our foreign subsidiaries are translated using the average rates of exchange in effect during each fiscal month during the year. Net realized and unrealized foreign currency exchange transaction gains of $1.3 million during 2009, losses of $0.5 million during 2008 and losses of $2.0 million during 2007, are included as a component of other income (expense), net in the accompanying consolidated statements of operations.

(c) Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2009 and 2008.

(d) Restricted Cash

We had restricted cash of $2.4 million and $2.7 million as of December 31, 2009 and 2008, respectively.

(e) Marketable Securities

Securities classified as available-for-sale or trading are carried at estimated fair value, as determined by quoted market prices at the balance sheet date. Realized gains and losses on securities are included in earnings and are determined using the specific identification method. Unrealized holding gains and losses (except for other than temporary impairments) on securities classified as available for sale, are excluded from earnings and are reported in accumulated other comprehensive income, net of related tax effects. Unrealized gains and losses on actively-traded securities are included in earnings. Marketable securities that are held indefinitely are classified in our accompanying consolidated balance sheets as long-term marketable securities.

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

(g) Property, Plant and Equipment

We record property, plant and equipment at historical cost or, in the case of a business combination, at fair value on the date of the business combination. Depreciation is computed using the straight-line method based on the following estimated useful lives of the related assets: machinery, laboratory equipment and tooling, 2-21 years; buildings, 20-50 years; leasehold improvements, lesser of remaining term of lease or estimated useful life of asset; computer software and equipment, 1-5 years and furniture and fixtures, 2-15 years. Land is not depreciated. Depreciation expense related to property, plant and equipment amounted to $54.3 million, $49.7 million and $25.4 million in 2009, 2008 and 2007, respectively. Expenditures for repairs and maintenance are expensed as incurred.

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

Our valuation methodology for assessing impairment, using both the discounted cash flows approach and the market approach, requires management to make judgments and assumptions based on historical experience and projections of future operating performance. Our annual impairment review performed on September 30, 2009 did not indicate that goodwill or other indefinite-lived intangible assets related to our professional diagnostics, health management or our consumer diagnostics reporting units were impaired, with the fair value of our professional and consumer diagnostics segments exceeding their carrying value by greater than 10% and the fair value of our health management segment exceeding its carrying value by approximately 9%.

We based our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environments for our business units. There can be no assurances that our estimates and assumptions made for purposes of our goodwill and identifiable intangible testing as of September 30, 2009 will prove accurate predictions in the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not achieved or change, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present outside of the timing of our next annual evaluation.

(i) Impairment of Other Long-Lived Tangible and Intangible Assets

We evaluate long-lived tangible and intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment are present with respect to long-lived tangible and intangible assets used in operations and undiscounted future cash flows are not expected to be sufficient to recover the assets’ carrying amount, additional analysis is performed as appropriate and the carrying value of the long-lived asset is reduced to the estimated fair value, if this is lower, and an impairment loss would be charged to expense in the period the impairment is identified. We believe that the carrying values of our other long-lived tangible and intangible assets were realizable as of December 31, 2009.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

(j) Business Acquisitions

On January 1, 2009, we adopted a new accounting standard issued by the Financial Accounting Standards Board, or FASB, related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, this standard requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded as general and administrative expense. This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. Acquisitions consummated prior to January 1, 2009 were accounted for in accordance with the previously applicable guidance. During 2009, we incurred $15.9 million of acquisition-related costs, of which $3.8 million was capitalized as of December 31, 2008.

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

(k) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future (Note 18).

In 2006, the FASB issued a new accounting standard which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with income tax accounting. In accordance with this update, we recognize some or all of the benefit of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position (Note 18).

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

Additionally, we generate services revenue in connection with contracts with leading healthcare organizations whereby we distribute clinical expertise through fee-based arrangements. Revenue for fee-based arrangements is recognized over the period in which the services are provided. Some contracts provide that a portion of our fees are at risk if our customers do not achieve certain financial cost savings over a period of time, typically one year. Revenue subject to refund is not recognized if (i) sufficient information is not available to calculate performance measurements or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as other current liabilities in the consolidated balance sheet, deferring recognition of the revenue until we establish that we have met the performance criteria. If we do not meet the performance targets at the end of the contractual period we are obligated under the contract to refund some or all of the at risk fees.

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

(m) Employee Stock-Based Compensation Arrangements

We account for share-based payments in accordance with Accounting Standards Codification, or ASC 718-10, Compensation — Stock Compensation. Compensation cost associated with stock options includes: (i) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R. In addition, we record expense over the offering period in connection with shares issued under our employee stock purchase plan. Compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method.

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

(n) Net Income (Loss) per Common Share

Net income (loss) per common share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year (Note 14).

(o) Other Operating Expenses

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

We expense advertising costs as incurred. In 2009, 2008 and 2007, advertising costs amounted to $15.4 million, $15.7 million and $15.7 million, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

At December 31, 2009, no one individual customer accounts receivable balance was in excess of 10%. At December 31, 2008, we had one individual customer accounts receivable balance outstanding that represented 15% of the gross accounts receivable balance. During 2009, 2008 and 2007, we had one customer that represented 15%, 23% and 17% of our net revenue, respectively, and purchased our professional diagnostics products.

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

(q) Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at December 31, 2009 and 2008 consisted of cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, debt and our interest rate swap contract. We apply fair value measurement accounting to value our financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The estimated fair value of these financial instruments approximates their carrying values at December 31, 2009 and 2008.

(r) Recent Accounting Pronouncements

Recently Issued Standards

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17. The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This standard is effective for fiscal years beginning on or after December 15, 2009. We are currently evaluating the potential impact of this standard.

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, or ASU 2009-16. The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This standard is effective January 1, 2010. The adoption of this standard will not have any impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing, or ASU 2009-15. ASU 2009-15 provides guidance on equity-classified share-lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering or other financing. This standard is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this standard will not have any impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB EITF, or ASU 2009-14. ASU 2009-14 changes the accounting model for revenue arrangements that include tangible products and software elements. The amendments of this update provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue recognition guidance. The amendments in this update also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software as well as arrangements that have deliverables both included and excluded from the scope of software revenue recognition guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 650): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF, or ASU 2009-13. ASU 2009-13 will separate multiple-deliverable revenue arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments of this update will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments of this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this update will require that a vendor determine its best estimated selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard.

Recently Adopted Standards

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

Effective December 31, 2009, we adopted ASU No. 2009-12, Fair Value Measurements and Disclosure, or ASU 2009-12. This standard provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments, within the scope of this standard, include investments in hedge funds and private equity, real estate and venture capital partnerships. The adoption of this standard did not have any impact on our financial position, results of operations or cash flows.

Effective October 1, 2009, we adopted ASU No. 2009-05, Measuring Liabilities at Fair Value, or ASU 2009-05. ASU 2009-05 amends Accounting Standards Codification, or the Codification, Topic 820, Fair Value Measurements. Specifically, ASU 2009-05 provides clarification that, in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets and/or (ii) a valuation technique that is consistent with the principles of Topic 820 of the Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this standard did not have any impact on our financial position, results of operations or cash flows.

Effective July 1, 2009, we adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Codification became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities Exchange Commission, or SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

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

operations, on a retrospective basis. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2009, we adopted a new accounting standard for business combinations. This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development, or IPR&D, and either amortize it over the life of the product or write it off if the project is abandoned or impaired. The standard also amended accounting for uncertainty in income taxes as required by the Codification. Previously, accounting standards generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. This new standard does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was originally accounted for under this guidance or not, will be recognized in current period income tax expense. See Note 4 for further description of the impact of this new accounting standard.

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

(3)	Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets consist of (in thousands):

	December 31,
	2009	2008

Inventories, net:
Raw materials	$62,397	$35,324
Work-in-process	56,338	33,346
Finished goods	102,804	104,915

	$221,539	$173,585

Property, plant and equipment, net:
Machinery, laboratory equipment and tooling	$183,490	$135,667
Land and buildings	135,644	133,274
Leasehold improvements	22,841	18,995
Computer software and equipment	96,950	58,797
Furniture and fixtures	19,340	15,116

	458,265	361,849
Less: Accumulated depreciation and amortization	(133,877)	(87,371)

	$324,388	$274,478

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Other Balance Sheet Information — (Continued)

	December 31,
	2009	2008

Accrued expenses and other current liabilities:
Compensation and compensation-related	$76,360	$60,495
Advertising and marketing	6,155	5,639
Professional fees	9,743	7,721
Interest payable	16,661	4,459
Royalty obligations	17,451	13,757
Deferred revenue	23,095	21,977
Taxes payable	33,511	47,643
Acquisition-related obligations	55,496	29,107
Other	41,260	39,292

	$279,732	$230,090

(4)	Business Combinations

(a) Acquisitions in 2009

(i) Acquisition of Tapestry Medical

On November 6, 2009, we acquired Tapestry Medical, Inc., or Tapestry, located in Livermore, California, a privately-owned company that is a provider of products and related services designed to support anti-coagulation disease management for patients at risk for stroke and other clotting disorders. The preliminary aggregate purchase price was $50.8 million, which consisted of an initial cash payment totaling $34.8 million and a contingent consideration obligation with a fair value of $16.0 million payable in shares of our common stock, except in the case that the 2010 financial targets defined under the earn-out agreement are exceeded, in which case the seller may elect to be paid the 2010 earn-out in cash. In addition, we assumed and immediately repaid debt totaling approximately $2.4 million.

We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from 2010-2011 revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were then discounted using a discount rate of 16%. At each reporting date, we revalue the contingent consideration obligation to the fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $0.7 million in our consolidated statement of operations during the year ended December 31, 2009, as a result of a decrease in the discount period since the acquisition date. As of December 31, 2009, the fair value of the contingent consideration obligation was approximately $16.7 million which is recorded as a liability.

Included in our consolidated statement of operations for the year ended December 31, 2009 is revenue totaling approximately $1.8 million related to Tapestry. The operating results of Tapestry are included in our health management reporting unit and business segment.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

A summary of the preliminary aggregate purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$2,684
Property, plant and equipment	5,026
Goodwill	39,351
Intangible assets	10,680
Other non-current assets	25

Total assets acquired	57,766

Current liabilities	4,691
Non-current liabilities	2,242

Total liabilities assumed	6,933

Net assets acquired	50,833
Less:
Fair value of contingent consideration obligation	16,000

Cash consideration	$34,833

The amount allocated to goodwill from this acquisition is deductible for tax purposes.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be realized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Customer relationships	$6,500	14 years
Trade names	3,000	3 years
Non-compete agreements	1,180	3 years

Total intangible assets with finite lives	$10,680

(ii) Acquisition of Free & Clear

On September 28, 2009, we acquired Free & Clear, Inc., or Free & Clear, located in Seattle, Washington, a privately-owned company that specializes in behavioral coaching to help employers, health plans and government agencies improve the overall health and productivity of their covered populations. The preliminary aggregate purchase price was $121.1 million, which consisted of an initial cash payment totaling $105.3 million and a contingent consideration obligation with a fair value of $15.8 million. In addition, we assumed and immediately repaid debt totaling approximately $1.3 million.

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

consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $0.5 million in our consolidated statement of operations during the year ended December 31, 2009, as a result of a decrease in the discount period since the acquisition date. As of December 31, 2009, the fair value of the contingent consideration obligation was approximately $16.3 million which is recorded as a liability.

Included in our consolidated statement of operations for the year ended December 31, 2009 is revenue totaling approximately $14.3 million related to Free & Clear. The operating results of Free & Clear are included in our health management reporting unit and business segment.

A summary of the preliminary aggregate purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$17,183
Property, plant and equipment	1,224
Goodwill	83,054
Intangible assets	44,100
Other non-current assets	885

Total assets acquired	146,446

Current liabilities	8,237
Non-current liabilities	17,155

Total liabilities assumed	25,392

Net assets acquired	121,054
Less:
Fair value of contingent consideration obligation	15,753

Cash consideration	$105,301

We do not expect the amount allocated to goodwill to be deductible for tax purposes.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be realized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Customer relationships	$36,100	18 years
Core technology	4,600	3 years
Trade names	3,400	3 years

Total intangible assets with finite lives	$44,100

(iii) Acquisition of Concateno

On August 11, 2009, we acquired Concateno plc, or Concateno, a publicly-traded company headquartered in the United Kingdom that specializes in the manufacture and distribution of rapid drugs of abuse diagnostic products used in health care, criminal justice, workplace and other testing markets. The preliminary aggregate purchase price was $211.4 million, which consisted of $138.3 million in cash, including $0.5 million of cash

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

Our consolidated statement of operations for the year ended December 31, 2009 included revenue totaling approximately $33.3 million related to Concateno. The operating results of Concateno are included in our professional diagnostics reporting unit and business segment.

A summary of the preliminary aggregate purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$40,433
Property, plant and equipment	5,192
Goodwill	159,281
Intangible assets	102,734

Total assets acquired	307,640

Current liabilities	62,339
Non-current liabilities	33,950

Total liabilities assumed	96,289

Net assets acquired	211,351
Less:
Fair value of common stock issued (2,091,080 shares)	70,218
Fair value of stock options exchanged (315,227 options)	2,881

Cash consideration	$138,252

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

(iv) Acquisition of ACON’s Second Territory Business

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

Russia, the former Soviet Republics that are not part of the European Union and Turkey), Israel, Australia, Japan and New Zealand (the “First Territory”) in March 2006. The preliminary aggregate purchase price for the Second Territory Business was approximately $191.1 million ($189.1 million present value), which consisted of cash payments totaling $104.7 million, 1,202,691 shares of our common stock with an aggregate fair value of $42.1 million and deferred purchase price consideration payable in cash and common stock with an aggregate fair value of $42.3 million.

Our consolidated statement of operations for the year ended December 31, 2009 included revenue totaling approximately $38.0 million related to the Second Territory Business. The operating results of the Second Territory Business are included in our professional diagnostics reporting unit and business segment.

We expect to pay an amount equal to $15.5 million in shares of our common stock as settlement of a portion of the deferred purchase price consideration. The deferred payments will bear interest at a rate of 4%. The remainder of the purchase price will be due in two installments, each comprising 7.5% of the total purchase price, or approximately $28.9 million, on the dates 15 and 30 months after the acquisition date. These amounts do not bear interest and may be paid in cash or a combination of cash and up to approximately 29% of each of these payments in shares of our common stock. For purposes of determining the preliminary aggregate purchase price of $189.1 million, we present valued the final two installment payments totaling $28.9 million using a discount rate of 4%, resulting in a reduction in the deferred purchase price consideration of approximately $2.0 million.

A summary of the preliminary aggregate purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$4,156
Property, plant and equipment	305
Goodwill	84,149
Intangible assets	100,600

Total assets acquired	189,210

Current liabilities	117

Total liabilities assumed	117

Net assets acquired	189,093
Less:
Fair value of common stock issued (1,202,691 shares)	42,142
Present value of deferred purchase price consideration	42,261

Cash consideration paid at closing	$104,690

Goodwill resulting from this acquisition is generally not expected to be deductible for tax purposes depending on the tax jurisdiction.

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be realized. Other finite-lived identifiable assets are amortized on a straight-line

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Customer relationships	$94,200	13-19 years
Patents	3,000	10 years
Trademarks and trade names	1,900	3 years
Non-compete agreements	1,500	2 years

Total intangible assets with finite lives	$100,600

(v) Other acquisitions in 2009

During 2009, we acquired the following assets and businesses for a preliminary aggregate purchase price of $80.5 million ($78.6 million present value), which consisted of $41.7 million in cash, 128,513 shares of our common stock with an aggregate fair value of $5.1 million, notes payable totaling $7.8 million, deferred purchase price consideration payable in cash with an aggregate fair value of $14.3 million, warrants with a fair value of $0.1 million and contingent consideration obligations with an aggregate fair value of $9.6 million which is recorded as a liability of which $5.4 million is payable in shares of our common stock. In addition, we assumed and immediately repaid debt totaling approximately $0.9 million.

We determined the acquisition date fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurements are based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were then discounted using discount rates ranging from 6%-18%. At each reporting date, we revalue the contingent consideration obligations to the fair value and record increases and decreases in the fair values as income or expense in our consolidated statement of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $0.6 million in our consolidated statement of operations during the year ended December 31, 2009, as a result of a decrease in the discount period and an changes in the discount rates since the various acquisition dates. As of December 31, 2009, the fair value of the contingent consideration obligations was approximately $10.2 million, of which $5.8 million is payable in shares of our common stock.

•	GeneCare Medical Genetics Center, Inc., or GeneCare, located in Chapel Hill, North Carolina, a medical genetics testing and counseling business (Acquired July 2009)

•	Certain assets from CVS Caremark’s Accordant Common disease management programs, or Accordant, whereby chronically-ill patients served by Accordant Common disease management programs will be managed and have access to expanded offerings provided by Alere (Acquired August 2009)

•	ZyCare, Inc., or ZyCare, located in Chapel Hill, North Carolina, a provider of technology and services used to help manage many chronic illnesses (Acquired August 2009)

•	Medim Schweiz GmbH., or Medim, located in Zug, Switzerland, a distributor of point-of-care diagnostics testing products primarily to the Swiss marketplace (Acquired September 2009)

•	Biosyn Diagnostics Limited, or Biosyn, located in Belfast, Ireland, a distributor of point-of-care diagnostics testing products primarily to the Irish marketplace (Acquired October 2009)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

•	Mologic Limited, or Mologic, located in Sharnbrook, United Kingdom, a research and development entity having a wide immunoassay experience, as well as a broad understanding of medical diagnostic devices and antibody development (Acquired October 2009)

•	Jinsung Meditech, Inc., or JSM, located in Seoul, Korea, a distributor of point-of-care diagnostics testing products primarily to the South Korean marketplace (Acquired December 2009)

•	Biolinker S.A., or Biolinker, located in Buenos Aires, Argentina, a distributor of point-of-care diagnostics testing products primarily to the Argentinean marketplace (Acquired December 2009)

•	51.0% share in Long Chain International Corp., or Long Chain, located in Taipei, Taiwan, a distributor of point-of-care diagnostics testing products primarily to the Taiwanese marketplace (Acquired December 2009). In January 2010, we acquired the remaining 49.0% interest in Long Chain.

The operating results of Medim, Biosyn, Mologic, JSM, Biolinker and Long Chain are included in our professional diagnostics reporting unit and business segment. The operating results of GeneCare, Accordant and Zycare are included in our health management reporting unit and business segment. Our consolidated statement of operations for the year ended December 31, 2009 included revenue totaling approximately $19.6 million related to these businesses.

A summary of the preliminary aggregate purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$23,231
Property, plant and equipment	1,272
Goodwill	35,358
Intangible assets	39,414
Other non-current assets	631

Total assets acquired	99,906

Current liabilities	15,134
Non-current liabilities	6,213

Total liabilities assumed	21,347

Net assets acquired	78,559
Less:
Fair value of common stock issued (128,513 shares)	5,115
Fair value of warrants issued	57
Notes payable	7,819
Present value of deferred purchase price consideration	14,264
Fair value of contingent consideration obligation	9,606

Cash consideration	$41,698

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be realized. Other finite-lived identifiable assets are amortized on a straight-line

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$5,220	5-10 years
Supplier relationships	1,581	8 years
Trade names	270	2 years
Customer relationships	30,043	5.33-16.25 years
Non-compete agreements	1,600	2-5 years
In-process research and development	700	N/A

Total intangible assets with finite lives	$39,414

Goodwill has been recognized in all transactions and amounted to approximately $35.4 million. Goodwill related to the acquisitions of GeneCare and Accordant, which totaled $12.7 million, is expected to be deductible for tax purposes. Goodwill related to all other acquisitions is not deductible for tax purposes.

(b) Acquisitions in 2008

(i) Acquisition of Matria

On May 9, 2008, we acquired Matria Healthcare Inc., or Matria, a national provider of health improvement, disease management and high-risk pregnancy management programs and services. The aggregate purchase price was $834.6 million, which consisted of $141.3 million in cash, Series B convertible preferred stock with a fair value of approximately $657.9 million, $17.3 million of fair value associated with Matria employee stock options exchanged as part of the transaction and $18.0 million for direct acquisition costs. In addition, we assumed and immediately repaid debt totaling approximately $279.2 million. The operating results of Matria are included in our health management reporting unit and business segment.

A summary of the purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$121,399
Property, plant and equipment	23,659
Goodwill	844,301
Intangible assets	325,385
Other non-current assets	35,063

Total assets acquired	1,349,807

Current liabilities	377,909
Non-current liabilities	137,346

Total liabilities assumed	515,255

Net assets acquired	834,552
Less:
Acquisition costs	17,956
Fair value of Series B convertible preferred stock issued (1,787,834 shares)	657,923
Fair value of stock options exchanged (1,490,655 options)	17,334

Cash consideration	$141,339

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

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

(ii) Acquisition of BBI

On February 12, 2008, we acquired BBI Holdings Plc, or BBI, a publicly-traded company headquartered in the United Kingdom that specializes in the development and manufacture of non-invasive lateral flow tests and gold reagents. The aggregate purchase price was $163.2 million, which consisted of $138.6 million in cash, including $14.7 million of cash paid for shares of BBI common stock which we owned prior to the acquisition date, common stock with an aggregate fair value of $14.4 million, $6.6 million for direct acquisition costs and $3.6 million of fair value associated with BBI employee stock options exchanged as part of the transaction. The operating results of BBI are included in our professional and consumer diagnostics reporting units and business segments.

A summary of the purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$22,421
Property, plant and equipment	7,603
Goodwill	89,626
Intangible assets	90,201
Other non-current assets	3,001

Total assets acquired	212,852

Current liabilities	15,668
Non-current liabilities	33,953

Total liabilities assumed	49,621

Net assets acquired	163,231
Less:
Acquisition costs	6,601
Fair value of common stock issued (251,085 shares)	14,397
Fair value of stock options/awards exchanged (329,612 options/25,626 awards)	3,639

Cash consideration	$138,594

We expect that all of the amount allocated to goodwill will not be deductible for tax purposes.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

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

(iii) Acquisition of Panbio

On January 7, 2008, we acquired Panbio Limited, or Panbio, an Australian publicly-traded company headquartered in Brisbane, Australia, that develops and manufactures diagnostic tests for use in the diagnosis of a broad range of infectious diseases. The aggregate purchase price was $36.5 million, which consisted of $35.9 million in cash and $0.6 million for direct acquisition costs. In June 2008, we sold certain assets totaling $1.8 million related to a particular product line. The sale of these assets, at their acquisition date fair values, is reflected in the purchase price allocation. The operating results of Panbio are included in our professional diagnostics reporting unit and business segment.

A summary of the purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$12,835
Property, plant and equipment	2,080
Goodwill	13,968
Intangible assets	17,717
Other non-current assets	246

Total assets acquired	46,846

Current liabilities	3,527
Non-current liabilities	6,810

Total liabilities assumed	10,337

Net assets acquired	36,509
Less:
Acquisition costs	566

Cash consideration	$35,943

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

(iv) Other acquisitions in 2008

During 2008, we acquired the following assets and businesses for an aggregate purchase price of $50.6 million, in which we paid $49.0 million in cash, $1.8 million in direct acquisition costs, and accrued contingent consideration and milestone payments totaling $0.1 million. Upon settlement of certain milestones, we recognized a $0.2 million foreign currency exchange loss which was included in the aggregate purchase price.

•	Certain assets from Mochida Pharmaceutical Co., Ltd, or Mochida. As part of the acquisition of certain assets, Mochida transferred the exclusive distribution rights in Japan for certain Osteomark products (Acquired April 2008)

•	Privately-owned provider of care and health management services (Acquired July 2008)

•	Vision Biotech Pty Ltd, or Vision, located in Cape Town, South Africa, a privately-owned distributor of rapid diagnostic products predominantly to the South African marketplace (Acquired September 2008)

•	Global Diagnostics CC, or Global, located in Johannesburg, South Africa, a privately-owned contract manufacturer and distributor of high quality rapid diagnostic tests predominantly to the South African marketplace (Acquired September 2008)

•	DiaTeam Diagnostika und Arzneimittel Großhandel GmbH, or DiaTeam, located in Linz, Austria, a privately-owned distributor of high quality rapid diagnostic tests predominantly to the Austrian marketplace (Acquired September 2008)

•	Prodimol Biotecnologia S.A., or Prodimol, located in Brazil, a privately-owned distributor of high quality rapid diagnostic tests predominantly to the Brazilian marketplace (Acquired October 2008)

•	Ameditech, Inc., or Ameditech, located in San Diego, California, a leading manufacturer of high quality drugs of abuse diagnostic tests (Acquired December 2008)

A summary of the purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$10,960
Property, plant and equipment	770
Goodwill	15,623
Other non-current assets	67
Intangible assets	37,085

Total assets acquired	64,505

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

Current liabilities	5,830
Non-current liabilities	8,033

Total liabilities assumed	13,863

Net assets acquired	50,642
Less:
Acquisition costs	1,767
Realized foreign currency exchange loss	(179)
Accrued earned milestone and contingent consideration	57

Cash consideration	$48,997

Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be utilized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life

Core technology	$3,066	6-10 years
Trade names	2,690	10 years
Customer relationships	29,424	3.5-14 years
Non-compete agreements	1,063	2-5 years
Manufacturing know-how	842	5 years

Total intangible assets	$37,085

Mochida, Vision, Global, DiaTeam, Prodimol and Ameditech are included in our professional diagnostics reporting unit and business segment; and our privately-owned health management acquisition is included in our health management reporting unit and business segment. Goodwill has been recognized in the Vision, Global, DiaTeam, Prodimol, Ameditech and our privately-owned health management business transactions and amounted to approximately $15.6 million. Goodwill related to these acquisitions, excluding Ameditech and the privately-owned health management acquisition, is not deductible for tax purposes.

(c) Acquisitions in 2007

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

A summary of the purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$34,498
Property, plant and equipment	2,163
Goodwill	161,916
Intangible assets	61,449

Total assets acquired	260,026

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

Current liabilities	1,094
Non-current liabilities	22,141

Total liabilities assumed	23,235

Net assets acquired	236,791
Less:
Acquisition costs	844

Cash consideration	$235,947

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

A summary of the purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$11,234
Property, plant and equipment	5,653
Goodwill	37,296
Intangible assets	66,020
Other non-current assets	84

Total assets acquired	120,287

Current liabilities	2,947
Non-current liabilities	63,533

Total liabilities assumed	66,480

Net assets acquired	53,807
Less:
Acquisition costs	546

Cash consideration	$53,261

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

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

A summary of the purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$13,332
Property, plant and equipment	8,897
Goodwill	254,842
Intangible assets	55,500
Other non-current assets	5,523

Total assets acquired	338,094

Current liabilities	10,651
Non-current liabilities	16,157

Total liabilities assumed	26,808

Net assets acquired	311,286

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

Less:
Acquisition costs	959
Fair value of common stock issued (2,762,182 shares)	161,086
Fair value of stock options exchanged (380,894 options)	20,614

Cash consideration	$128,627

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

A summary of the purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$23,399
Property, plant and equipment	1,936
Goodwill	148,840
Intangible assets	100,670
Other non-current assets	232

Total assets acquired	275,077

Current liabilities	15,217
Non-current liabilities	15,811

Total liabilities assumed	31,028

Net assets acquired	244,049
Less:
Acquisition costs	939
Fair value of common stock issued (3,691,369 shares)	226,415
Fair value of stock options exchanged (380,732 options)	16,695

Cash consideration	$—

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

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

A summary of the purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$83,377
Property, plant and equipment	6,643
Goodwill	140,395
Intangible assets	209,078
Other non-current assets	669

Total assets acquired	440,162

Current liabilities	17,434
Non-current liabilities	68,067

Total liabilities assumed	85,501

Net assets acquired	354,661
Less:
Acquisition costs	4,556
Fair value of common stock issued (6,840,361 shares)	329,774
Fair value of stock options/awards exchanged (733,077 options/awards)	20,331

Cash consideration	$—

We expect that substantially all of the amount allocated to goodwill will not be deductible for tax purposes.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

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

A summary of the purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$325,804
Property, plant and equipment	145,144
Goodwill	784,623
Intangible assets	663,891
In-process research and development	169,000
Other non-current assets	102,343

Total assets acquired	2,190,805

Current liabilities	128,971
Non-current liabilities	272,510

Total liabilities assumed	401,481

Net assets acquired	1,789,324
Less:
Acquisition costs	68,897
Cash settlement of vested stock options	51,503
Non-cash income tax benefits on stock options	2,574
Fair value of stock options exchanged (753,863 options)	25,879

Cash consideration	$1,640,471

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

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

A summary of the purchase price allocation for this acquisition is as follows (dollars in thousands):

Current assets	$9,012
Property, plant and equipment	141
Goodwill	43,321
Intangible assets	28,520

Total assets acquired	80,994

Current liabilities	4,273
Non-current liabilities	15,947

Total liabilities assumed	20,220

Net assets acquired	60,774
Less:
Acquisition costs	348
Fair value of common stock issued (463,399 shares)	21,530

Cash consideration	$38,896

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

(viii) Other acquisitions in 2007

During the year ended December 31, 2007, we acquired the following businesses for an aggregate purchase price of $184.9 million, in which we initially paid $116.0 million in cash, issued 1.0 million shares of our common stock with an aggregate fair value of $54.1 million, issued notes payable totaling $9.6 million, incurred $4.5 million in direct acquisition costs and accrued milestone payments totaling $0.3 million. Subsequently we repaid the $9.6 million notes payable initially issued. In addition, upon settlement of certain milestones, we recognized a $1.9 million foreign currency exchange gain which was included in the aggregate purchase price. The settlement of these milestones, in combination, with certain earn outs achieved and subsequently paid have resulted in net cash payments totaling $124.2 million.

•	Matritech, Inc., or Matritech, located in Newton, Massachusetts and Freiburg, Germany, a biotechnology company principally engaged in the development, manufacturing, marketing, distribution and licensing of cancer diagnostic technologies and products (Acquired December 2007)

•	Aska Diagnostic, Inc., or Aska, located in Tokyo, Japan, a distributor of professional diagnostics in Japan (Acquired December 2007)

•	90.91% share in Biosystems S.A., or Biosystems, located in Cali and Bogota, Colombia, a distributor of diagnostics tests, instruments and reagents throughout Colombia (Acquired December 2007). In October 2008, we acquired the remaining 9.09% interest in Biosystems

•	the assets of Akubio, a research company located in Cambridge, England (Acquired October 2007)

•	Bio-Stat Healthcare Group, or Bio-Stat, located in Cheshire, United Kingdom, a privately-owned distributor of core laboratory and point-of-care diagnostic testing products to the U.K. marketplace (Acquired October 2007)

•	Spectral Diagnostics Private Limited and its affiliate Source Diagnostics (India) Private Limited, or Spectral/Source, located in New Delhi and Shimla, India, distributes professional diagnostics in India (Acquired July 2007)

•	52.45% share in Diamics, Inc., or Diamics, located in Novato, California, a developer of molecular-based cancer screening and diagnostic systems (Acquired July 2007)

•	Quality Assured Services, Inc., or QAS, located in Orlando, Florida, a privately-owned provider of diagnostic home tests and services in the U.S. marketplace (Acquired June 2007)

•	Orange Medical, or Orange, located in Tilburg, The Netherlands, a manufacturer and marketer of rapid diagnostic products to the Benelux marketplace (Acquired May 2007)

•	Promesan S.r.l., or Promesan, located in Milan, Italy, a distributor of point-of-care diagnostic testing products to the Italian marketplace (Acquired January 2007)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

•	First Check Diagnostics LLC, or First Check, located in Lake Forrest, California, a privately-held diagnostics company in the field of home testing for drugs of abuse, including marijuana, cocaine, methamphetamines and opiates (Acquired January 2007)

•	the assets of Nihon Schering K.K., or NSKK, located in Japan, a diagnostic distribution business (Acquired January 2007)

•	Gabmed GmbH, or Gabmed, located in Nettetal, Germany, a distributor of point-of-care diagnostic testing products in the German marketplace (Acquired January 2007)

•	Med-Ox Chemicals Limited, or Med-Ox, located in Ottawa, Canada, a distributor of professional diagnostic testing products in the Canadian marketplace (Acquired January 2007)

A summary of the purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$38,518
Property, plant and equipment	4,145
Goodwill	110,556
Intangible assets	74,557
In-process research and development	4,826
Other non-current assets	183

Total assets acquired	232,785

Current liabilities	29,100
Non-current liabilities	18,786

Total liabilities assumed	47,886

Net assets acquired	184,899
Less:
Acquisition costs	4,491
Realized foreign currency gain	1,879
Accrued earned milestones	194
Fair value of common stock issued (1,017,244 shares)	54,111

Cash consideration	$124,224

NSKK and Promesan are included in our professional and consumer diagnostics reporting units and business segments; Matritech, Aska, Biosystems, Bio-Stat, Akubio, Spectral/Source, Orange, Gabmed and Med-Ox are included in our professional diagnostics reporting unit and business segment; QAS is included in our health management reporting unit and business segment; and First Check is included in our consumer diagnostics reporting unit and business segment. Diamics is consolidated and included in our professional diagnostics reporting unit and business segment. Goodwill has been recognized in all transactions excluding NSKK and amounted to approximately $110.6 million. Goodwill related to these acquisitions, with the exception of Matritech and First Check, is not deductible for tax purposes.

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

(d) Restructuring Plans Related to Business Combinations

In connection with several of our acquisitions, we initiated integration plans to consolidate and restructure certain functions and operations, including the relocation and termination of certain personnel of these acquired entities and the closure of certain of the acquired entities’ leased facilities. These costs have been recognized as liabilities assumed, in connection with the acquisition of these entities and are subject to potential adjustments as certain exit activities are confirmed or refined. The following table summarizes the liabilities established for exit activities related to these acquisitions (in thousands):

	Severance	Facility	Total Exit
	Related	And Other	Activities

Balance at December 31, 2006	$1,494	$789	$2,283
Acquisitions	19,823	1,327	21,150
Payments	(6,763)	(218)	(6,981)
Currency adjustments	25	—	25

Balance at December 31, 2007	14,579	1,898	16,477
Acquisitions	19,561	3,897	23,458
Payments	(23,407)	(854)	(24,261)
Currency adjustments	(385)	(15)	(400)

Balance at December 31, 2008	10,348	4,926	15,274
Adjustments to prior year acquisitions	203	5,317	5,520
Payments	(5,182)	(3,243)	(8,425)
Currency adjustments	—	2	2

Balance at December 31, 2009	$5,369	$7,002	$12,371

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

We recorded $20.2 million in exit costs, of which $15.4 million relates to change in control and severance costs to involuntarily terminate employees and $4.8 million related to facility exit costs. As of December 31, 2009, $5.8 million in exit costs remain unpaid. See Note 22 for additional restructuring charges related to the Matria facility exit costs, within the health management reporting unit.

In conjunction with our acquisition of Panbio, we formulated a restructuring plan to realize efficiencies and cost savings. In February 2008, we agreed upon a plan to close Panbio’s facility located in Columbia, Maryland. The manufacturing operation at the Maryland-based facility has transferred to a third-party manufacturer, the sales of the products at this facility has transferred to our shared services center in Orlando, Florida and the distribution operations has transferred to our distribution facility in Freehold, New Jersey. We recorded $1.0 million in exit costs, including $0.8 million related to facility and other exit costs and $0.2 million related to severance costs to involuntarily terminate employees. As of December 31, 2009, $0.5 million in exit costs remain unpaid. See Note 22 for additional restructuring charges related to the Panbio facility closure and integration.

Although we believe our plan and estimated exit costs for our 2008 acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.

(ii) 2007 Acquisitions

In conjunction with our acquisition of Biosite, we implemented an integration plan to improve efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Biosite organization, as activities were combined with our existing business operations. Since the inception of the plan, we recorded $15.4 million in exit costs, of which $15.1 million relates to change in control and severance costs to involuntarily terminate employees and $0.3 million relates to facility and other exit costs. As of December 31, 2009, all exit costs have been paid.

During 2007, we formulated restructuring plans in connection with our acquisition of Cholestech, consistent with our acquisition strategy to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the Cholestech facility in Hayward, California. We are transitioning the manufacturing of the related products to our Biosite facility in San Diego, California and have transitioned the sales and distribution of the products to our shared services center in Orlando, Florida. Since inception of the plans, we recorded $9.2 million in exit costs, of which $6.5 million relates to executive change in control agreements and severance costs to involuntarily terminate employees and $2.7 million relates to facility exit costs. As of December 31, 2009, $5.2 million in exit costs remain unpaid.

In conjunction with our acquisition of HemoSense, we formulated restructuring plans during 2007 to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the HemoSense facility in San Jose, California. We transitioned the manufacturing of the related products to our Biosite facility in San Diego, California and transitioned the sales and distribution of the products to our shared services center in Orlando, Florida. Since inception of the plans, we recorded $1.5 million in exit costs, of which $1.3 million relates to severance costs to involuntarily terminate employees and $0.2 million relates to facility and other exit costs. As of December 31, 2009, all costs have been paid.

See Note 22 for additional restructuring charges related to the Cholestech and HemoSense facility closures and integrations.

In conjunction with our acquisition of Matritech, we formulated a plan to exit the leased facility of Matritech in Newton, Massachusetts and recorded $1.5 million in facility exit costs. As of December 31, 2009, $0.6 million of the facility exit costs remain unpaid.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

In conjunction with our acquisition of Alere Medical and ParadigmHealth, we recorded $2.2 million related to executive change in control agreements and severance costs to involuntarily terminate employees. As of December 31, 2009, all costs have been paid.

Although we believe our plans and estimated exit costs for our 2007 acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.

(iii) Other Acquisitions

As a result of our acquisition of Ostex in 2003, we established a restructuring plan whereby we exited the facilities of Ostex in Seattle, Washington, and combined the activities of Ostex with our existing manufacturing and distribution facilities. Total severance costs associated with involuntarily terminated employees were $1.6 million, all of which has been paid as of December 31, 2006. Facility exit costs, including costs to vacate the Ostex facilities and lease commitments, were $2.4 million, of which $0.4 million remains unpaid as of December 31, 2009.

(e) Pro Forma Financial Information

The following table presents selected unaudited financial information, including the assets of Matria and the ACON Second Territory Business, as if the acquisition of these entities had occurred on January 1, 2008. Pro forma results exclude adjustments for various other less significant acquisitions completed since January 1, 2008, as these acquisitions did not materially affect our results of operations. The less significant 2008 and 2009 acquisitions contributed $173.5 million of net revenue in 2009.

The pro forma results are derived from the historical financial results of the acquired businesses for the periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2008 (in thousands, except per share amount).

	2009	2008
	(unaudited)

Pro forma net revenue	$1,937,529	$1,740,825

Pro forma net income (loss)	$34,049	$(29,199)

Pro forma net income (loss) per common share — basic(1)	$0.14	$(0.62)

Pro forma net income (loss) per common share — diluted(1)	$0.14	$(0.62)

(1)	Net income (loss) per common share amounts are computed as described in Note 14.

(5)	Goodwill and Other Intangible Assets

The following is a summary of goodwill and other intangible assets as of December 31, 2009 (in thousands, except useful life):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Useful Life

Amortized intangible assets:
Core technology and patents	$558,036	$136,317	$421,719	1-20 years

Other intangible assets:
Supplier relationships	18,939	11,781	7,158	1.8-15 years
Trademarks and trade names	174,856	37,720	137,136	2-25 years

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Goodwill and Other Intangible Assets (Continued)

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Useful Life

License agreements	10,825	9,881	944	5-8.5 years
Customer relationships	1,395,786	343,728	1,052,058	1.5-26 years
Manufacturing know-how	7,259	4,190	3,069	5-15 years
Other	103,642	39,299	64,343	0.5-11 years

Total other intangible assets	1,711,307	446,599	1,264,708

Total intangible assets with finite lives	$2,269,343	$582,916	$1,686,427

Intangible assets with indefinite lives:
Goodwill	$3,463,358	$—	$3,463,358
Other intangible assets(1)	43,644	—	43,644

Total intangible assets with indefinite lives	$3,507,002	$—	$3,507,002

(1)	Primarily includes trademarks and trade names.

The following is a summary of goodwill and other intangible assets as of December 31, 2008 (in thousands, except useful life):

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Useful Life

Amortized intangible assets:
Core technology and patents	$547,816	$88,509	$459,307	1-20 years

Other intangible assets:
Supplier relationships	17,167	10,477	6,690	1.8-15 years
Trademarks and trade names	142,867	22,028	120,839	2-25 years
License agreements	10,445	9,655	790	5-8.5 years
Customer relationships	1,151,893	175,150	976,743	1.5-26 years
Manufacturing know-how	7,208	3,825	3,383	5-15 years
Other	78,469	20,378	58,091	0.5-11 years

Total other intangible assets	1,408,049	241,513	1,166,536

Total intangible assets with finite lives	$1,955,865	$330,022	$1,625,843

Intangible assets with indefinite lives:
Goodwill	$3,045,883	$—	$3,045,883
Other intangible assets(1)	42,909	—	42,909

Total intangible assets with indefinite lives	$3,088,792	$—	$3,088,792

(1)	Primarily includes trademarks and trade names.

We amortize intangible assets with finite lives, except customer relationships, using primarily the straight-line method over the above estimated useful lives of the respective intangible asset. We believe that the straight-line method is appropriate, as it approximates the pattern in which economic benefits are consumed in

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Goodwill and Other Intangible Assets (Continued)

circumstances where such patterns can be reliably determined. In certain circumstances, such as certain customer relationship assets, accelerated amortization is recognized which reflect estimate of the cash flows. Amortization expense of intangible assets, which in the aggregate amounted to $255.4 million, $213.8 million and $61.4 million in 2009, 2008 and 2007, respectively, is included in cost of net revenue, research and development, sales and marketing and general and administrative in the accompanying consolidated statements of operations. The allocation of amortization expense to the expense categories is based on the intended usage and the expected benefits of the intangible assets in relation to the expense categories.

The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years as of December 31, 2009 (in thousands):

2010	$270,655
2011	$231,792
2012	$196,035
2013	$164,816
2014	$143,373

We perform annual impairment tests of the carrying value of our goodwill by reporting unit. Our annual impairment review on September 30, 2009 did not indicate that goodwill related to our professional diagnostics, health management and consumer diagnostics reporting units were impaired. For further discussion see Note 2(h).

We allocate goodwill by reporting unit based on the relative percentage of estimated future revenues generated for the respective reporting unit as of the acquisition date. Goodwill amounts allocated to our professional diagnostics, health management and consumer diagnostics reporting units are summarized as follows (in thousands):

	Professional	Health	Consumer
	Diagnostics	Management	Diagnostics	Total

Goodwill at December 31, 2007	$1,634,600	$463,066	$50,984	$2,148,650
Acquisitions(1)	93,473	817,113	1,497	912,083
Other(2)	(14,850)	—	—	(14,850)

Goodwill at December 31, 2008	$1,713,223	$1,280,179	$52,481	$3,045,883
Acquisitions(1)	262,567	141,964	—	404,531
Other(2)	13,133	62	(251)	12,944

Goodwill at December 31, 2009	$1,988,923	$1,422,205	$52,230	$3,463,358

(1)	Includes initial purchase price allocation, purchase accounting adjustments recorded to the acquired entities’ opening balance sheet and additional payments made for earn-outs and milestones achieved.

(2)	These amounts relate primarily to adjustments resulting from fluctuations in foreign currency exchange rates.

We generally expense costs incurred to internally-develop intangible assets, except for costs that are incurred to establish patents and trademarks, such as legal fees for initiating, filing and obtaining the patents and trademarks. As of December 31, 2009, we had approximately $8.8 million of costs capitalized, net of amortization, in connection with establishing patents and trademarks which are included in other intangible assets, net, in the accompanying consolidated balance sheets. Upon the initial filing of the patents and

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Goodwill and Other Intangible Assets (Continued)

trademarks, we commence amortization of such intangible assets over their estimated useful lives. Costs incurred to maintain the patents and trademarks are expensed as incurred.

(6)	Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	December 31,
	2009	2008

First Lien Credit Agreement — Term loans	$951,000	$960,750
First Lien Credit Agreement — Revolving line-of-credit	142,000	142,000
Second Lien Credit Agreement	250,000	250,000
3% Senior subordinated convertible notes	150,000	150,000
9% Senior subordinated notes	388,278	—
7.875% Senior notes	243,959	—
Lines-of-credit	2,902	3,503
Other	19,346	13,362

	2,147,485	1,519,615
Less: Current portion	(18,970)	(19,058)

	$2,128,515	$1,500,557

The following describes each of the above listed debt instruments:

(a) First Lien Credit Agreement and Second Lien Credit Agreement

On June 26, 2007, in conjunction with our acquisition of Biosite, we entered into a First Lien Credit Agreement, or senior secured credit facility, and a Second Lien Credit Agreement, or junior secured credit facility, collectively, secured credit facility, with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and certain related guaranty and security agreements. The senior secured credit facility initially provided for term loans in the aggregate amount of $900.0 million and, subject to our continued compliance with the senior secured credit facility, a $150.0 million revolving line-of-credit. The junior secured credit facility provides for term loans in the aggregate amount of $250.0 million. We may repay any future borrowings under the senior secured credit facility revolving line-of-credit at any time, but in no event later than June 26, 2013. We must repay the entire junior facility term loan on June 26, 2015. As of December 31, 2009, the term loans and the revolving line-of-credit under the senior secured credit facility bore interest at 3.89% and 3.64%, respectively. The term loan under the junior secured credit facility bore interest at 6.14%.

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

As of December 31, 2009, aggregate borrowings amounted to $142.0 million under the senior secured credit facility revolving line-of-credit and $1.2 billion under the term loans. Interest expense related to the secured credit facility for the year ended December 31, 2009, including amortized deferred financing costs, was $64.3 million. As of December 31, 2009, accrued interest related to the secured credit facility amounted to $0.9 million. As of December 31, 2009, we were in compliance with all debt covenants related to the above debt, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.

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

(b) 3% Senior Subordinated Convertible Notes, Principal Amount $150.0 million

On May 14, 2007, we sold $150.0 million principal amount of 3% senior subordinated convertible notes due 2016 (the “Convertible Notes”) in a private placement to qualified institutional buyers. At the initial conversion price of $52.30, the Convertible Notes were convertible into an aggregate 2,868,120 shares of our common stock. The conversion price was subject to adjustment one year from the date of sale. Based upon the daily volume-weighted price per share of our common stock for the thirty consecutive trading days ending May 9, 2008, the conversion price decreased from $52.30 to $43.98 in May 2008. The decrease in conversion price resulted in additional shares of our common stock becoming issuable upon conversion of our senior subordinated convertible notes. The senior subordinated convertible notes are now convertible into 3.4 million shares of our common stock at a conversion price of $43.98. Interest accrues at 3% per annum, compounded daily, on the outstanding principal amount and is payable in arrears on May 15th and November 15th, which started on November 15, 2007. Interest expense for the year ended December 31, 2009 and 2008, including amortized deferred costs, was $5.1 million and $5.0 million, respectively.

(c) 9% Senior Subordinated Notes

On May 12, 2009, we completed the sale of $400.0 million aggregate principal amount of 9% senior subordinated notes due 2016, or the 9% subordinated notes, in a public offering. Net proceeds from this offering amounted to $379.5 million, which was net of underwriters’ commissions totaling $8.0 million and original issue discount totaling $12.5 million. The net proceeds are intended to be used for general corporate purposes. At December 31, 2009, we had $388.3 million in indebtedness under our 9% subordinated notes.

The 9% subordinated notes, which were issued under an Indenture dated May 12, 2009, as amended or supplemented, the Indenture, accrue interest from the date of their issuance, or May 12, 2009, at the rate of 9% per year. Interest on the notes are payable semi-annually on May 15 and November 15, commencing on November 15, 2009. The notes mature on May 15, 2016, unless earlier redeemed.

We may redeem the 9% subordinated notes, in whole or part, at any time on or after May 15, 2013, by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to ,but excluding, the redemption date. The premium declines from 4.50% during the twelve months

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

If we, or our, subsidiaries engage in asset sales, we, or they, generally must either invest the net cash proceeds from such sales in our or their businesses within a specified period of time, prepay senior debt or make an offer to purchase a principal amount of the 9% subordinated notes equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.

The 9% subordinated notes are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 9% subordinated notes and the Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt. See Note 28 for guarantor financial information.

The Indenture contains covenants that will limit our ability, and the ability of our subsidiaries, to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness and consolidate, merge or transfer all or substantially all of our, or their, assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.

Interest expense related to our 9% subordinated notes for the year ended December 31, 2009, including amortization of deferred financing costs and original issue discounts, was $25.0 million. As of December 31, 2009, accrued interest related to the senior subordinated notes amounted to $5.0 million.

(d) 7.875% Senior Notes

During the third quarter of 2009, we sold a total of $250.0 million aggregate principal amount of 7.875% senior notes due 2016, or the 7.875% senior notes, in two separate transactions. On August 11, 2009, we sold $150.0 million aggregate principal amount of 7.875% senior notes in a public offering. Net proceeds from this offering amounted to approximately $145.0 million, which was net of underwriters’ commissions totaling $2.2 million and original issue discount totaling $2.8 million. The net proceeds were used to fund our acquisition of Concateno. At December 31, 2009, we had $147.3 million in indebtedness under this issuance of our 7.875% senior notes.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Long-term Debt (Continued)

On September 28, 2009, we sold $100.0 million aggregate principal amount of 7.875% senior notes in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers. We also agreed to file a registration statement with the SEC so that the holders of these notes may exchange the notes for registered notes that have substantially identical terms as the original notes. Net proceeds from this offering amounted to approximately $95.0 million, which was net of the initial purchasers’ original issue discount totaling $3.5 million and offering expenses totaling approximately $1.5 million. The net proceeds were used to partially fund our acquisition of Free & Clear. At December 31, 2009, we had $96.6 million in indebtedness under this issuance of our 7.875% senior notes.

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

We may redeem the 7.875% senior notes, in whole or part, at any time on or after February 1, 2013, by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to ,but excluding, the redemption date. The premium declines from 3.938% during the twelve months on and after February 1, 2013 to 1.969% during the twelve months on and after February 1, 2014 to zero on and after February 1, 2015. At any time prior to August 1, 2012, we may redeem up to 35% of the aggregate principal amount of the 7.875% senior notes with money that we raise in certain equity offerings, so long as (i) we pay 107.875% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to, but excluding, the redemption date; (ii) we redeem the notes within 90 days of completing such equity offering; and (iii) at least 65% of the aggregate principal amount of the 7.875% senior notes remains outstanding afterwards. In addition, at any time prior to February 1, 2013, we may redeem some or all of the 7.875% senior notes by paying the principal amount of the notes being redeemed plus the payment of a make-whole premium, plus accrued and unpaid interest to, but excluding, the redemption date.

If a change of control occurs, subject to specified conditions, we must give holders of the 7.875% senior notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the date of the purchase.

If we, or our, subsidiaries engage in asset sales, we, or they, generally must either invest the net cash proceeds from such sales in our or their businesses within a specified period of time, prepay certain indebtedness or make an offer to purchase a principal amount of the 7.875% senior notes equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.

The 7.875% senior notes are unsecured and are equal in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 7.875% senior notes and the Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are equal in right of payment to all of their existing and future senior debt. See Note 28 for guarantor financial information.

The Indenture contains covenants that will limit our ability, and the ability of our subsidiaries, to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Long-term Debt (Continued)

indebtedness and consolidate, merge or transfer all or substantially all of our, or their, assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.

Interest expense related to our 7.875% senior notes for the year ended December 31, 2009, including amortization of deferred financing costs and original issue discounts, was $7.3 million. As of December 31, 2009, accrued interest related to the senior subordinated notes amounted to $7.8 million.

(e) Prior Senior Credit Facility

As of December 31, 2006, $44.8 million of borrowings were outstanding under our then senior credit facility dated June 30, 2005. On February 1, 2007, using a portion of the proceeds from our January 2007 sale of 6.9 million shares of common stock, we paid the remaining principal balance outstanding and accrued interest under the June 2005 senior credit facility. We terminated our June 2005 senior credit facility in conjunction with our refinancing activities discussed above. We had no outstanding loans under the June 2005 senior credit facility at the time it was terminated. For the year ended December 31, 2007, interest expense, including amortization of deferred financing costs, under this senior credit facility was $4.7 million. Included in interest expense is the write-off of $2.6 million in unamortized deferred financing costs.

(f) Senior Subordinated Notes, 8.75%, Principal Amount $150.0 million

On June 26, 2007, we fully repaid our 8.75% senior subordinated notes due 2012. The total amount repaid, including principal of $150.0 million and a prepayment premium of $9.3 million, was $159.3 million. Accrued interest of $4.8 million was also paid as part of the final settlement of these Notes and unamortized deferred financing costs of $3.7 million were written off as a result of the repayment.

(g) Lines-of-credit

Some of our subsidiaries maintain a local line-of-credit for short-term advances. At December 31, 2009, a total of $2.9 million was borrowed against these local lines-of-credit.

(h) Other Debt

Included in other debt above, for the year ended December 31, 2009, are borrowings by certain of our subsidiaries from various financial institutions. The borrowed funds are used to fund capital expenditure and working capital requirements. Interest expense on these borrowings was $1.5 million for the year ended December 31, 2009.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Long-term Debt (Continued)

(i) Maturities of Long-term Debt

The following is a summary of the maturities of long-term debt outstanding on December 31, 2009 (in thousands):

2010	$18,970
2011	12,372
2012	10,382
2013	152,005
2014	912,000
Thereafter	1,059,519

2,165,248
Less: Original issue discounts	(17,763)

$2,147,485

(7)	Fair Value Measurements

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

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the contingent consideration obligations related to the acquisitions of Accordant, Free & Clear, JSM, Mologic and Tapestry are valued using Level 3 inputs.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)	Fair Value Measurements (Continued)

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable securities	$2,450	$2,450	$—	$—

Total assets	$2,450	$2,450	$—	$—

Liabilities:
Interest rate swap liability(1)	$15,945	$—	$15,945	$—
Contingent consideration obligations(2)	43,178	—	—	43,178

Total liabilities	$59,123	$—	$15,945	$43,178

(1)	Included in other long-term liabilities on our accompanying consolidated balances sheets.

(2)	The fair value measurement of the contingent consideration obligations related to the acquisitions of Accordant, Free & Clear, JSM, Mologic and Tapestry are valued using Level 3 inputs. We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Changes in the value of these contingent consideration obligations are recorded as income or expense, a component of operating income in our accompanying consolidated statements of operations.

Changes in the fair value of our Level 3 contingent consideration obligations during the year ended December 31, 2009 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2009	$—
Acquisition date fair value of contingent consideration obligations recorded	41,359
Payments	—
Adjustments, net (income) expense	1,819

Fair value of contingent consideration obligations, December 31, 2009	$43,178

At December 31, 2009, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.

Both the carrying amounts and estimated fair values of our long-term debt were $2.1 billion at December 31, 2009. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)	Fair Value Measurements (Continued)

During 2009, we wrote down long-lived assets by $7.0 million, primarily as a result of various restructuring plans, as well as a write-down recorded in connection with an idle facility. These write-downs were based upon Level 3 inputs.

(8)	Capital Leases

The following is a schedule of the future minimum lease payments under the capital leases, together with the present value of such payments as of December 31, 2009 (in thousands):

2010	$920
2011	658
2012	179
2013	82
2014	18

Total future minimum lease payments	1,857
Less: Imputed interest	(18)

Present value of future minimum lease payments	1,839
Less: Current portion	(899)

$940

At December 31, 2009, the capitalized amounts of the building, machinery and equipment and computer equipment under capital leases were as follows (in thousands):

Machinery, laboratory equipment and tooling	$2,917
Computer equipment	217
Furniture and fixtures	43
Leasehold improvements	57

3,234
Less: Accumulated amortization	(1,183)

$2,051

The amortization expense of assets recorded under capital leases is included in depreciation and amortization expense of property, plant and equipment.

(9)	Postretirement Benefit Plans

(a) Employee Savings Plans

Our company and several of our U.S.-based subsidiaries sponsor various 401(k) savings plans, to which eligible domestic employees may voluntarily contribute a portion of their income, subject to statutory limitations. In addition to the participants’ own contributions to these 401(k) savings plans, we match such contributions up to a designated level. Total matching contributions related to employee savings plans were $6.4 million, $4.6 million and $1.5 million in 2009, 2008 and 2007, respectively.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Postretirement Benefit Plans (Continued)

(b) U.K. Pension Plans

Changes in benefit obligations, plan assets, funded status and amounts recognized on the accompanying balance sheet as of and for the years ended December 31, 2009 and 2008, for our Defined Benefit Plan, were as follows (in thousands):

	2009	2008

Change in projected benefit obligation
Benefit obligation at beginning of year	$9,078	$12,627
Interest cost	596	677
Actuarial loss	1,990	534
Benefits paid	(127)	(182)
Curtailment loss (gain)	313	(1,113)
Foreign exchange impact	1,059	(3,465)

Benefit obligation at end of year	$12,909	$9,078

Change in accumulated benefit obligation
Benefit obligation at beginning of year	$6,567	$9,159
Interest cost	596	677
Actuarial loss	1,990	534
Benefits paid	(127)	(182)
Curtailment loss (gain)	313	(1,113)
Foreign exchange impact	784	(2,508)

Benefit obligation at end of year	$10,123	$6,567

Change in plan assets
Fair value of plan assets at beginning of year	$5,928	$9,143
Actual return on plan assets	1,477	(1,543)
Employer contribution	854	835
Benefits paid	(127)	(182)
Foreign exchange impact	701	(2,325)

Fair value of plan assets at end of year	$8,833	$5,928

Funded status at end of year	$(4,076)	$(3,150)

The net amounts recognized in the accompanying consolidated balance sheets are as follows (in thousands):

	2009	2008

Accrued benefit liability	$(1,250)	$(603)
Long-term benefit liability	(7,080)	(5,498)
Intangible asset	4,254	2,951

Net amount recognized	$(4,076)	$(3,150)

The measurement date used to determine plan assets and benefit obligations for the Defined Benefit Plan was December 31, 2009 and 2008.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Postretirement Benefit Plans (Continued)

The following table provides the weighted-average actuarial assumptions:

	2009	2008

Assumptions used to determine benefit obligations:
Discount rate	5.70%	6.10%
Rate of compensation increase	4.25%	3.85%
Assumptions used to determine net periodic benefit cost:
Discount rate	6.10%	5.80%
Expected return on plan assets	6.55%	7.20%
Rate of compensation increase	3.85%	4.15%

The actuarial assumptions are reviewed on an annual basis. The overall expected long-term rate of return on plan assets assumption was determined based on historical investment return rates on portfolios with a high proportion of equity securities.

The annual cost of the Defined Benefit Plan is as follows (in thousands):

	2009	2008	2007

Interest cost	$596	$677	$660
Expected return on plan assets	(444)	(634)	(620)
Amortization of net loss	—	(80)	(90)
Curtailment loss (gain)	313	(1,113)	—

Net periodic benefit cost (benefit)	$465	$(1,150)	$(50)

The plan assets of the Defined Benefit Plan comprise of a mix of stocks and fixed income securities and other investments. At December 31, 2009, these stocks and fixed income securities represented 68% and 32%, respectively, of the market value of the pension assets. We expect to contribute approximately 0.5 million British Pounds Sterling (or $0.9 million at December 31, 2009) to the Defined Benefit Plan in 2010. We expect benefits to be paid to plan participants of approximately $0.2 million per year for each of the next five years and for benefits totaling $0.2 million to be paid annually for the five years thereafter.

Our overall investment strategy is to ensure the investments are spread across a range of investments varying by both investment class and geographical location which is achieved by investing largely in sub-funds of legal and general trading funds. Spreading the investments in this manner reduces the risk of a decline in a particular market having a substantial impact on the whole fund. The target allocation for the plan assets is a 70% holding in equities (both in the U.K. and overseas), with the remaining assets invested in investment grade corporate bonds.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Postretirement Benefit Plans (Continued)

The fair values of our pension plan assets at December 31, 2009 by asset category are presented in the following table. All fair values are based on quoted prices in active markets for identical assets (Level 1 in the fair value hierarchy).

	Plan Assets at December 31,
Asset Category	2009	2008

Equity securities:
U.K. equities	$2,997	$1,773
Overseas equities	3,037	1,955
Debt securities — corporate bonds	2,581	1,857
Other — cash	218	342

Total plan assets	$8,833	$5,928

Unipath Limited, or Unipath, contributed $0.8 million in 2009, $1.0 million in 2008 and $1.2 million in 2007 to a Defined Contribution Plan, which was recognized as an expense in the accompanying consolidated statement of operations.

(10)	Derivative Financial Instruments

The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on/in our accompanying consolidated balance sheets and consolidated statements of operations and in accumulated other comprehensive income (loss) (in thousands):

		Fair Value at	Fair Value at
		December 31,	December 31,
Derivative Instruments	Balance Sheet Caption	2009	2008

Interest rate swap contracts(1)	Other long-term liabilities	$15,945	$21,132

		Amount of Gain	Amount of Loss
		Recognized	Recognized
		During the Year	During the Year
		Ended	Ended
	Location of Gain (Loss)	December 31,	December 31,
Derivative Instruments	Recognized in Income	2009	2008

Interest rate swap contracts(1)	Other comprehensive income (loss)	$5,187	$(11,614)

(1)	See Note 6(a) regarding our interest rate swaps which qualify as cash flow hedges.

We use derivative financial instruments (interest rate swap contracts) in the management of our interest rate exposure related to our secured credit facilities. We do not hold or issue derivative financial instruments for speculative purposes.

(11)	Commitments and Contingencies

(a) Operating Leases

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Commitments and Contingencies (Continued)

We have operating lease commitments for certain of our facilities and equipment that expire on various dates through 2020. The following schedule outlines future minimum annual rental payments under these leases at December 31, 2009 (in thousands):

2010	$29,628
2011	25,533
2012	21,155
2013	17,646
2014	25,493
Thereafter	37,105

$156,560

Rent expense relating to operating leases was approximately $37.3 million, $34.2 million and $16.3 million during 2009, 2008 and 2007, respectively.

(b) Contingent Consideration Obligations

Effective January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires: (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period; otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met and (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value. The adoption of this guidance was done on a prospective basis. For acquisitions completed prior to January 1, 2009, contingent consideration will be accounted for as an increase in the aggregate purchase price, if and when the contingencies occur.

We have contractual contingent consideration terms related to our acquisitions of Accordant, Ameditech, Binax, Inc., or Binax, Free & Clear, Gabmed, JSM, Mologic, Tapestry, Vision and our privately-owned health management business acquired in 2008.

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

We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were then discounted using a discount rate of 18%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $0.2 million in our consolidated statement of

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Commitments and Contingencies (Continued)

operations during the year ended December 31, 2009, as a result of a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of December 31, 2009, the fair value of the contingent consideration obligation was approximately $3.4 million.

(ii) Ameditech

With respect to Ameditech, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue targets for the one-year period ending on the first anniversary of the acquisition date and the one-year period ending on the second anniversary of the acquisition date. The maximum amount of incremental consideration payable is $4.0 million. The first earn-out was achieved in the fourth quarter of 2009 resulting in an accrual of approximately $23,000. Contingent consideration is accounted for as an increase in the aggregate purchase price, if and when the contingency occurs.

(iii) Binax

With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. The second milestone totaling $3.7 million was earned and paid in the fourth quarter of 2009. As of December 31, 2009, the remaining contingent consideration to be earned is approximately $3.7 million. Contingent consideration is accounted for as an increase in the aggregate purchase price, if and when the contingencies occur.

(iv) Free & Clear

With respect to Free & Clear, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during fiscal year 2010. The maximum amount of the earn-out payment is $30.0 million and, if earned, payment will be made in 2011.

We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from 2010 revenue and EBITDA estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were then discounted using a discount rate of 13%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $0.5 million in our consolidated statement of operations during the year ended December 31, 2009, as a result of a decrease in the discount period since the acquisition date. As of December 31, 2009, the fair value of the contingent consideration obligation was approximately $16.3 million.

(v) Gabmed

With respect to Gabmed, the terms of the acquisition agreement provide for contingent consideration totaling up to €750,000 payable in up to five annual amounts beginning in 2007, upon successfully meeting certain revenue and EBIT (earnings before interest and taxes) milestones in each of the respective annual periods. The first milestone, totaling €0.1 million ($0.2 million), was earned and paid during 2008. The second milestone totaling €0.2 million ($0.2 million) was earned and accrued during the fourth quarter of 2009. As of December 31, 2009, the remaining contingent consideration to be earned is approximately €0.5 million

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Commitments and Contingencies (Continued)

($0.7 million). Contingent consideration is accounted for as an increase in the aggregate purchase price, if and when the contingencies occur.

(vi) JSM

With respect to JSM, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the fiscal years 2010-2012. The maximum amount of the earn-out payments is approximately $3.0 million.

We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were then discounted using a discount rate of 16%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded income of approximately $8,000 in our consolidated statement of operations during the year ended December 31, 2009, as a result of a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of December 31, 2009, the fair value of the contingent consideration obligation was approximately $1.1 million.

(vii) Mologic

With respect to Mologic, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting five R&D project milestones during the four years following the acquisition. The maximum amount of the earn-out payments is $19.0 million, which will be paid in shares of our common stock.

We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from the expected delivery value based upon the overall probability of achieving the targets before the corresponding delivery dates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted earn-out amounts were then discounted using a discount rate of 6%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $0.4 million in our consolidated statement of operations during the year ended December 31, 2009, as a result of a decrease in the discount period, fluctuations in the discount rate since the acquisition date and adjustments to certain probability factors. As of December 31, 2009, the fair value of the contingent consideration obligation was approximately $5.8 million.

(viii) Tapestry

With respect to Tapestry, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the fiscal years 2010-2011. The maximum amount of the earn-out payments is $25.0 million which, if earned, will be paid in shares of our

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Commitments and Contingencies (Continued)

common stock, except in the case that the 2010 financial targets defined under the earn-out agreement are exceeded, in which case the seller may elect to be paid the 2010 earn-out in cash.

We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were then discounted using a discount rate of 16%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $0.7 million in our consolidated statement of operations during the year ended December 31, 2009, as a result of a decrease in the discount period, fluctuations in the discount rate since the acquisition date and adjustments to certain probability factors. As of December 31, 2009, the fair value of the contingent consideration obligation was approximately $16.7 million.

(ix) Vision

With respect to Vision, the terms of the acquisition agreement provide for incremental consideration payable to the former Vision shareholders upon the completion of certain product development milestones and successfully maintaining certain production levels and product costs during each of the two years following the acquisition date. The minimum and maximum amount of incremental consideration payable is approximately $1.0 million and $3.2 million, respectively. The first milestone was achieved during the third quarter of 2009 for which we made payment for $2.0 million during the fourth quarter of 2009. The contingent consideration was accounted for as an increase in the aggregate purchase price.

(x) Privately-owned health management business

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

(c)	Contingent Obligation

In November 2009, we entered into a distribution agreement with Epocal, Inc., or Epocal, to distribute the epoc® Blood Analysis System for blood gas and electrolyte testing for $20.0 million, which is recorded on our accompanying consolidated balance sheet in other intangible assets, net. We also entered into a definitive agreement to acquire all of the issued and outstanding equity securities of Epocal for a total potential purchase price of up to $255.0 million, including a base purchase price of up to $172.5 million if Epocal achieves certain gross margin and other financial milestones on or prior to October 31, 2014, plus additional payments of up to $82.5 million if Epocal achieves certain other milestones relating to its gross margin and product development efforts on or prior to this date. The acquisition will also be subject to other closing conditions, including the receipt of any required antitrust or other approvals.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Commitments and Contingencies (Continued)

(d) Legal Proceedings

Healthways, Inc. and Robert Bosch North America Corp., v. Alere, Inc.

Healthways, Inc. and Robert Bosch North America Corp. filed a complaint in U.S. District Court in the Northern District of Illinois on November 5, 2008 against Alere Medical alleging infringement of 11 patents, licensed by Bosch from Healthways. Alere Medical answered the complaint and filed counterclaims seeking declarations that the patents are invalid and not infringed. The plaintiffs subsequently filed an amended complaint substituting Alere LLC, or Alere, our consolidated health management subsidiary, as the defendant in place of Alere Medical. On August 31, 2009, Plaintiffs filed a motion to dismiss Alere’s affirmative defense and counterclaim that the patents-in-suit are unenforceable due to inequitable conduct. Alere opposed the motion and filed a motion to amend the existing pleadings to include newly discovered facts of inequitable conduct. A hearing for those motions is not yet scheduled. A trial date has not yet been scheduled. We believe that we have strong defenses to Healthways’ allegations and we intend to defend them vigorously. However, a ruling against Alere could potentially have a material adverse impact on our sales, operations or financial performance or could limit our current or future business opportunities.

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

As an example, our subsidiary Alere Medical continues to defend infringement claims brought by Health Hero Network, Inc., a subsidiary of Robert Bosch North America Corp., which alleges to have patented certain processes related to home monitoring of patients. Although that matter has been stayed pending reexamination of the Health Hero patents by the U.S. Patent and Trademark Office. Additionally, Alere Medical continue to defend a previously disclosed class action lawsuit brought by the Estate of Melissa Prince Quisenberry which relate to the March 14, 2007 sale of Alere Medical to an unrelated entity. While we believe that we have strong defenses to the claims brought by Health Hero and Quisenberry and we intend to defend them vigorously, these, or other claims, could potentially have a negative impact on our sales, operations or financial performance or could limit our existing or future business opportunities.

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

expenditures were made under the co-development arrangement, we recognized the fee earned during the period as a reduction of our related expenses, subject to certain limitations. As of December 31, 2007, we had earned full funding under this arrangement in the amount of £30.0 million ($56.0 million) and as such, no funding was earned in 2008. For the fiscal years ended December 31, 2007, we recognized $20.0 million of reimbursements, of which, $18.5 million offset our research and development spending and $1.5 million reduced our general, administrative and marketing spending incurred by Stirling. Though the funding arrangement has completed, Stirling continues to support ITI in exploiting the developed technology into their fields of interest.

(13)	In-Process Research and Development

Effective January 1, 2009, we account for business combinations completed on or after January 1, 2009 in accordance with the revised guidance for accounting for business combinations, which prescribes new accounting treatment associated with acquired IPR&D. Prior to January 1, 2009, we measured acquired IPR&D at fair value and expensed it on acquisition date; however, effective January 1, 2009, acquired IPR&D will be measured at fair value and capitalized as an intangible asset and tested for impairment until completion of the programs and amortized from the date of completion over the estimated useful life.

In connection with two of our acquisitions completed in 2007, we acquired various IPR&D projects which were accounted for under the then authoritative guidance. In connection with the acquired IPR&D projects, substantial additional research and development will be required prior to any of our acquired IPR&D programs and technology platforms reaching technological feasibility. In addition, once research is completed, each product candidate acquired will need to complete a series of clinical trials and receive FDA or other regulatory approvals prior to commercialization. Our current estimates of the time and investment required to develop these products and technologies may change depending on the different applications that we may choose to pursue. We cannot give assurances that these programs will ever reach technological feasibility or develop into products that can be marketed profitably. For example, we have discontinued funding certain of the programs listed below. In addition, we cannot guarantee that we will be able to develop and commercialize products before our competitors develop and commercialize products for the same indications.

The following table sets forth IPR&D projects for companies and certain assets we acquired in 2007 (in thousands):

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

(14)	Income (Loss) Per Common Share

The following tables set forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts):

	2009	2008	2007

Income (loss) per common share — basic:
Numerator — continuing operations:
Income (loss) from continuing operations	$31,782	$(20,720)	$(244,335)
Less: Preferred stock dividends	(22,972)	(13,989)	—

Income (loss) available to common stockholders continuing operations	$8,810	$(34,709)	$(244,335)

Numerator — discontinued operations:
Income (loss) from discontinued operations	1,934	(1,048)	(418)

Numerator — net income (loss):
Income (loss) from continuing operations	$31,782	$(20,720)	$(244,335)
Income (loss) from discontinued operations	1,934	(1,048)	(418)

Net income (loss)	33,716	(21,768)	(244,753)
Less: Preferred stock dividends	(22,972)	(13,989)	—

Net income (loss) available to common stockholders	$10,744	$(35,757)	$(244,753)

Denominator:
Weighted average shares outstanding	80,572	77,778	51,510

Income (loss) per common share from continuing operations	$0.11	$(0.45)	$(4.74)

Income (loss) per common share from discontinued operations	$0.02	$(0.01)	$(0.01)

Net income (loss) per common share	$0.13	$(0.46)	$(4.75)

	2009	2008	2007

Income (loss) per common share — diluted:
Numerator continuing operations:

Income (loss) from continuing operations	$31,782	$(20,720)	$(244,335)
Less: Preferred stock dividends	(22,972)	(13,989)	—

Income (loss) available to common stockholders continuing operations	$8,810	$(34,709)	$(244,335)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)	Income (Loss) Per Common Share (Continued)

	2009	2008	2007

Numerator discontinued operations:

Income (loss) from discontinued operations	$1,934	$(1,048)	$(418)

Numerator — net income (loss):
Income (loss) from continuing operations	$31,782	$(20,720)	$(244,335)
Income (loss) from discontinued operations	1,934	(1,048)	(418)

Net income (loss)	$33,716	$(21,768)	$(244,753)
Less: Preferred stock dividends	(22,972)	(13,989)	—

Net income (loss) available to common stockholders	$10,744	$(35,757)	$(244,753)

Denominator:
Weighted average shares outstanding	80,572	77,778	51,510
Stock options	1,228	—	—
Warrants	167	—	—

Total shares	81,967	77,778	51,510

Income (loss) per common share from continuing operations	$0.11	$(0.45)	$(4.74)

Income (loss) per common share from discontinued operations	$0.02	$(0.01)	$(0.01)

Net income (loss) per common share	$0.13	$(0.46)	$(4.75)

We had dilutive securities outstanding on December 31, 2009 consisting of options and warrants to purchase an aggregate of 10.3 million shares of our common stock at a weighted average exercise price of $34.11 per share. We had the following potential dilutive securities outstanding on December 31, 2009: (a) 3.4 million shares issuable upon conversion of our $150.0 million, 3% senior subordinated convertible notes, convertible at $43.98 per share; (b) $1.7 million of subordinated convertible promissory notes, convertible at $61.49 per share; and (c) 2.0 million shares of our Series B convertible preferred stock, with an aggregate liquidation preference of approximately $793.7 million, convertible under certain circumstances at $69.32 per share into 11.4 million shares of our common stock. In addition, at December 31, 2009, we had 0.4 million common stock equivalents from the potential settlement of a portion of the deferred purchase price consideration related to the ACON Second Territory Business. These potential dilutive securities were not included in the computation of diluted net earnings per common share in 2009 because the inclusion thereof would be antidilutive.

We had the following potential dilutive securities outstanding on December 31, 2008: (a) options and warrants to purchase an aggregate of 10.6 million shares of our common stock at a weighted average exercise price of $32.15 per share, (b) 3.4 million shares issuable upon conversion of our $150.0 million, 3% senior subordinated convertible notes and (c) 1.9 million shares of our Series B convertible preferred stock, convertible under certain circumstances at $69.32 per share into 10.8 million shares of our common stock. Potential dilutive securities were not included in the computation of diluted net loss per common share in 2008 because the inclusion thereof would be antidilutive.

We had the following potential dilutive securities outstanding on December 31, 2007: (a) options and warrants to purchase an aggregate of 8.3 million shares of our common stock at a weighted average exercise

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)	Income (Loss) Per Common Share (Continued)

price of $30.82 per share and (b) 1.8 million shares issuable upon conversion of our $150.0 million, 3% senior subordinated convertible notes. Potential dilutive securities were not included in the computation of diluted loss per common share in 2007 because the inclusion thereof would be antidilutive.

(15)	Stockholders’ Equity

(a) Common Stock

As of December 31, 2009, we had 150.0 million shares of common stock, $0.001 par value, authorized, of which approximately 83.6 million shares were issued and outstanding, 11.0 million shares were reserved for issuance upon grant and exercise of stock options under current stock option plans, 1.1 million shares were reserved for issuance under our employee stock purchase plan and 0.5 million shares were reserved for issuance upon exercise of outstanding warrants. We had the following potential dilutive securities outstanding on December 31, 2009: $150.0 million, 3% senior subordinated convertible notes, convertible at $43.98 per share into 3.4 million shares of our common stock which are reserved; $1.7 million of subordinated convertible promissory notes, convertible at $61.49 per share into 27,647 shares of our common stock which are reserved and 2.0 million shares of our Series B convertible preferred stock, with an aggregate liquidation preference of approximately $793.7 million, convertible under certain circumstances at $69.32 per share into 11.4 million shares of our common stock which are reserved.

(b) Preferred Stock

As of December 31, 2009, we had 5.0 million shares of preferred stock, $0.001 par value, authorized, of which 2.3 million shares were designated as Series B Convertible Perpetual Preferred Stock, or Series B preferred stock. In connection with our acquisition of Matria, we issued shares of the Series B preferred stock and have paid dividends to date in shares of Series B preferred stock. At December 31, 2009, there were 2.0 million shares of Series B preferred stock outstanding with a fair value of approximately $532.8 million (Note 4(b)(i)).

Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of shares of the Series B preferred stock, we may, at our option, satisfy the entire conversion obligation in cash or through a combination of cash and common stock. Series B preferred stock outstanding at December 31, 2009 would convert into 11.4 million shares of our common stock which are reserved. There were no conversions as of December 31, 2009.

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

Each share of Series B preferred stock accrues dividends at $12.00, or 3%, per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing following the first full calendar quarter after the issuance date. Dividends on the Series B preferred stock are cumulative from the date of issuance. For the year ended December 31, 2009, Series B preferred stock dividends amounted to $23.0 million, which reduced earnings available to common stockholders for purposes of calculating net income per common share in 2009 (Note 14). Accrued dividends are payable only if declared by our board of directors and, upon conversion by the Series B preferred stockholder, holders will not receive any cash payment representing accumulated dividends. If our board of directors declares a dividend payable, we have the right to pay the dividends in cash, shares of common stock, additional shares of Series B preferred stock or a similar convertible preferred stock or any combination thereof.

The holders of Series B preferred stock have liquidation preferences over the holders of our common stock and other classes of stock, if any, outstanding at the time of liquidation. Upon liquidation, the holders of outstanding Series B preferred stock would receive an amount equal to $400.00 per share of Series B preferred stock, plus any accumulated and unpaid dividends. As of December 31, 2009, the liquidation preference of the outstanding Series B preferred stock was $793.7 million. The holders of the Series B preferred stock have no voting rights, except with respect to matters affecting the Series B preferred stock (including the creation of a senior preferred stock).

We evaluated the terms and provisions of our Series B preferred stock to determine if it qualified for derivative accounting treatment. Based on our evaluation, these securities do not qualify for derivative accounting.

(c) Stock Options and Awards

In 2001, we adopted the 2001 Stock Option and Incentive Plan (as amended, the “2001 Plan”) which currently allows for the issuance of up to 12.1 million shares of common stock and other awards. The 2001 Plan is administered by the Compensation Committee of the Board of Directors in order to select the individuals eligible to receive awards, determine or modify the terms and conditions of the awards granted, accelerate the vesting schedule of any award and generally administer and interpret the 2001 Plan. The key terms of the 2001 Plan permit the granting of incentive or nonqualified stock options with a term of up to ten years and the granting of stock appreciation rights, restricted stock awards, unrestricted stock awards, performance share awards and dividend equivalent rights. The 2001 Plan also provides for option grants to non-employee directors and automatic vesting acceleration of all options and stock appreciation rights upon a change in control, as defined by the 2001 Plan. As of December 31, 2009 and 2008, there were 1.1 million and 0.8 million, respectively, shares available for future grant under the 2001 plan.

The following summarizes all stock option activity during the year ended December 31 (in thousands, except exercise price):

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	10,155	$32.65	7,836	$31.42	3,775	$21.11
Exchanged	315	$29.78	1,820	$30.52	3,606	$23.48
Granted	1,243	$36.28	1,787	$34.13	2,807	$49.53
Exercised	(1,319)	$17.83	(836)	$16.84	(2,204)	$23.70

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)	Stockholders’ Equity (Continued)

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Canceled/expired/forfeited	(556)	$39.21	(452)	$37.75	(148)	$33.33

Outstanding at December 31	9,838	$34.72	10,155	$32.65	7,836	$31.42

Exercisable at December 31	5,902	$31.71	5,866	$27.08	3,887	$20.03

The aggregate intrinsic value of the options outstanding at December 31, 2009 was $95.4 million. The aggregate intrinsic value of the options exercisable at December 31, 2009 was $72.8 million. The aggregate intrinsic value of stock options exercised during 2009, 2008 and 2007 was $25.7 million, $18.2 million, and $62.5 million, respectively. Based on equity awards outstanding as of December 31, 2009, there was $53.3 million of unrecognized compensation costs related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted average period of 1.5 years.

(d) Warrants

The following is a summary of all warrant activity during the three years ended December 31:

			Weighted
	Number of		Average
	Shares	Exercise Price	Exercise Price
	(in thousands)

Warrants outstanding and exercisable, December 31, 2006	306	$3.81-$24.00	$16.42
Exchanged	285	$14.52-$29.78	$28.98
Exercised	(122)	$13.54-$29.78	$19.31

Warrants outstanding and exercisable, December 31, 2007	469	$3.81-$29.78	$20.80
Exercised	(12)	$13.54-$20.06	$19.64

Warrants outstanding and exercisable, December 31, 2008	457	$3.81-$29.78	$20.83
Issued	4	$50.00	$50.00

Warrants outstanding and exercisable, December 31, 2009	461	$3.81-$50.00	$21.09

The following represents additional information related to warrants outstanding and exercisable at December 31, 2009:

	Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number of	Remaining	Average
Exercise Price	Shares	Contract Life	Exercise Price
	(in thousands)	(in years)

$3.81-$3.93	4	0.48	$3.87
$4.48-$4.57	1	0.54	$4.54
$5.44-$5.57	4	0.58	$5.53
$7.37-$7.55	2	0.66	$7.48
$13.54-$18.12	219	1.97-2.72	$14.41
$20.06-$29.78	152	5.78	$29.66
$24.00	75	5.25	$24.00

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)	Stockholders’ Equity (Continued)

	Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number of	Remaining	Average
Exercise Price	Shares	Contract Life	Exercise Price
	(in thousands)	(in years)

$50.00	4	6.50	$50.00

	461	4.05	$21.09

The majority of the warrants included in the table above were issued in connection with debt and equity financings, or amendments thereto, of which warrants to purchase an aggregate of 0.04 million shares of our common stock were issued to officers and directors of our company or entities controlled by these officers and directors and were outstanding at December 31, 2009. All outstanding warrants have been classified in equity.

(e) Employee Stock Purchase Plan

In 2001, we adopted the 2001 Employee Stock Purchase Plan under which eligible employees are allowed to purchase shares of our common stock at a discount through periodic payroll deductions. Purchases may occur at the end of every six month offering period at a purchase price equal to 85% of the market value of our common stock at either the beginning or end of the offering period, whichever is lower. We may issue up to 2.0 million shares of common stock under this plan. At December 31, 2009, 0.9 million shares had been issued under this plan.

(16)	Stock-based Compensation

Our results of operations for the year ended December 31, 2009, 2008 and 2007 reflected compensation expense for new stock options granted since January 1, 2006, and vested under our stock incentive plan and employee stock purchase plan and the unvested portion of previous stock option grants which vested during the years ended December 31, 2009, 2008 and 2007. Stock-based compensation expense in the amount of $28.2 million ($22.6 million, net of tax), $26.4 million ($20.7 million, net of tax) and $57.5 million ($52.7 million, net of tax), was reflected in our consolidated statements of operations for the year ended December 31, 2009, 2008 and 2007, respectively, as follows (in thousands):

	2009	2008	2007

Cost of net revenue	$2,011	$1,504	$608
Research and development	5,246	4,627	2,215
Sales and marketing	4,236	4,264	1,699
General and administrative	16,727	16,010	52,958

	$28,220	$26,405	$57,480

Included in the amount above for general and administrative expense for the year ended December 31, 2009, is $1.0 million related to our assumption of certain Concateno options. The expense relates to the acceleration of certain unvested Concateno employee options. See Note 4(a) regarding our acquisition of Concateno.

Included in the amount above for general and administrative expense for the year ended December 31, 2007, is $45.2 million related to our assumption of Biosite options. The expense relates to the acceleration of unvested Biosite employee options. See Note 4(c) regarding our acquisition of Biosite.

For the year ended December 31, 2009, 2008 and 2007, the presentation of our cash flows reports the excess tax benefits from the exercise of stock options as financing cash flows. For the year ended

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Stock-based Compensation (Continued)

December 31, 2009, 2008 and 2007, excess tax benefits generated from option exercises amounted to $9.3 million, $17.5 million and $0.9 million, respectively.

The following assumptions were used to estimate the fair value of options granted during the year ended December 31, 2009, 2008 and 2007, using a Black-Scholes option-pricing model:

	2009	2008	2007

Risk-free interest rate	1.92-2.58%	2.39-3.14%	3.15-5.00%
Expected dividend yield	—	—	—
Expected life	5.20 years	5.19 years	6.25 years
Expected volatility	43-45%	37-43%	44%

The weighted average fair value under a Black-Scholes option pricing model of options granted to employees during 2009, 2008 and 2007 was $15.11, $10.66 and $24.05 per share, respectively. All options granted during these periods were granted at fair market value on the date of grant.

For the year ended December 31, 2009, we recorded compensation expense of $2.7 million related to our Employee Stock Purchase Plan. The fair value of the option component of the Employee Stock Purchase Plan shares were estimated at the date of grant using a Black-Scholes pricing model and assumed an expected volatility of 72% and 43%, a risk-free interest rate of 0.28% and 0.33% and an expected life of 181 days and 184 days, for each of the two respective offering periods. The charge is included in general and administrative in the table above.

For the year ended December 31, 2008, we recorded compensation expense of $2.8 million related to our Employee Stock Purchase Plan. The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using a Black-Scholes pricing model and assumed an expected volatility of 43% and 54%, a risk-free interest rate of 3.32% and 2.13%, and an expected life of 181 days and 184 days, for each of the two respective offering periods. The charge is included in general and administrative in the table above.

For the year ended December 31, 2007, we recorded compensation expense of $1.5 million related to our Employee Stock Purchase Plan. The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using a Black-Scholes pricing model and assumed an expected volatility of 33% and 69%, a risk-free interest rate of 4.94% and 4.17% and an expected life of 181 days and 184 days, for each of the two respective offering periods. The charge is included in general and administrative in the table above.

(17)	Other Comprehensive Income

In general, comprehensive income combines net income and other changes in equity during the year from non-owner sources. Accumulated other comprehensive income is recorded as a component of stockholders’ equity. The following is a summary of the components of and changes in accumulated other comprehensive income as of December 31, 2009 and in each of the three years then ended (in thousands):

	Cumulative	Pension		Accumulated
	Translation	Liability		Other
	Adjustment	Adjustment		Comprehensive
	(Note 2(b))	(Note 9(b))	Other(1)	Income (loss)(2)

Balance at December 31, 2006	17,875	(3,738)	44	14,181
Period change	12,758	341	(6,011)	7,088

Balance at December 31, 2007	30,633	(3,397)	(5,967)	21,269

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)	Other Comprehensive Income (Continued)

	Cumulative	Pension		Accumulated
	Translation	Liability		Other
	Adjustment	Adjustment		Comprehensive
	(Note 2(b))	(Note 9(b))	Other(1)	Income (loss)(2)

Period change	(32,889)	(562)	(16,663)	(50,114)

Balance at December 31, 2008	(2,256)	(3,959)	(22,630)	(28,845)

Period change	15,171	(1,137)	12,357	26,391

Balance at December 31, 2009	$12,915	$(5,096)	$(10,273)	$(2,454)

(1)	Other represents (realization of) unrealized gains on available-for-sale securities and interest rate swap.

(2)	All of the components of accumulated other comprehensive income relate to our foreign subsidiaries, except item (1) above. No adjustments for income taxes were recorded against other comprehensive income of our foreign subsidiaries, as we intend to permanently invest in our foreign subsidiaries in the foreseeable future.

(18)	Income Taxes

Our income tax provision (benefit) in 2009, 2008 and 2007 mainly represents those recorded by us and certain of our U.S. subsidiaries and by our foreign subsidiaries Unipath, Inverness Medical France, Inverness Medical Italia, Orgenics, Inverness Medical Japan, Inverness Medical UK, BBI, Inverness Medical Beijing, ABON and Inverness Medical Switzerland. Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

Continuing Operations:

	2009	2008	2007

United States	$(14,032)	$(52,805)	$(236,487)
Foreign	54,280	14,558	(11,868)

	$40,248	$(38,247)	$(248,355)

Discontinued Operations:

	2009	2008	2007

United States	$2,069	$(107)	$180
Foreign	33	(983)	(528)

	$2,102	$(1,090)	$(348)

Our primary temporary differences that give rise to the deferred tax asset and liability are NOL carryforwards, nondeductible reserves, accruals and differences in bases of the tangible and intangible assets, and the gain on the joint venture transaction. The income tax effects of these temporary differences are as follows (in thousands):

	2009	2008

NOL and capital loss carryforwards	$96,355	$102,484
Tax credit carryforwards	26,316	15,884
Nondeductible reserves	16,151	9,488
Nondeductible accruals	39,505	67,142

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)	Income Taxes (Continued)

	2009	2008

Difference between book and tax bases of tangible assets	13,662	3,133
Difference between book and tax bases of intangible assets	38,956	35,986
Gain on joint venture	33,709	33,264
All other	30,476	1,162

Gross deferred tax asset	295,130	268,543
Less: Valuation allowance	(37,524)	(12,740)

Total deferred tax assets	257,606	255,803

Deferred tax liabilities:
Difference between book and tax bases of tangible assets	32,248	10,824
Difference between book and tax bases of intangible assets	571,611	588,766
Other	8,317	366

Total deferred tax liability	612,176	599,956

Net deferred tax liability	$354,570	$344,153

Reported as:
Deferred tax assets, current portion	$66,492	$104,311
Deferred tax assets, long-term	20,987	14,323
Deferred tax liabilities, current portion	—	—
Deferred tax liabilities, long-term	(442,049)	(462,787)

Net deferred tax liability	$(354,570)	$(344,153)

As of December 31, 2009, we had approximately $184.5 million of domestic NOL and domestic capital loss carryforwards and $33.5 million of foreign NOL and foreign capital loss carryforwards, which either expire on various dates through 2028 or can be carried forward indefinitely. As of December 31, 2009, we had approximately $26.3 million of domestic R&D, foreign tax and AMT credits which either expire on various dates through 2029 or can be carried forward indefinitely. These loss carryforwards and tax credits are available to reduce future federal, state and foreign taxable income, if any. These loss carryforwards and tax credits are subject to review and possible adjustment by the appropriate tax authorities. The domestic NOL carryforwards include approximately $143.3 million of pre-acquisition losses at Matria, QAS, Paradigm Health, Biosite, Cholestech, Redwood, HemoSense, IMN, Ischemia and Ostex. Our domestic NOLs and tax credits are subject to the Internal Revenue Service, or IRS, Code Section 382 limitation. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate. The acquired Section 382 limited amount for 2010 is approximately $79.6 million. In addition, the total NOL available for use in 2010 is approximately $128.4 million.

We have recorded a valuation allowance of $37.5 million as of December 31, 2009 due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our foreign businesses and certain U.S. net operating losses and tax credits. This is an increase of $24.8 million from the valuation allowance of $12.7 million as of December 31, 2008. The increase is primarily related to domestic state NOLs and domestic state credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)	Income Taxes (Continued)

establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.

The accounting for the tax benefits of acquired deductible temporary differences and NOL carryforwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the acquisitions, will be applied to reduce our income tax expense as required under a new accounting standard for business combinations, adopted January 1, 2009. As of December 31, 2009, $8.9 million of deferred tax assets with a valuation allowance pertains to acquired companies.

Our China-based manufacturing subsidiaries qualify for a reduced income tax rate in 2009 and in 2008. The general income tax rate is 25%. The income tax rate for ABON is 12.5% for 2009 and 2010, and for IM Shanghai it is 10% for 2009, 11% for 2010 and 24% for 2011. The reduced rates for 2009, 2010 and 2011 are grandfathered in the China Tax Reform Act. A tax rate of 15% or 25% will apply to 2011 and future years. The tax rate of 15% applies to companies with high technology status. ABON has been approved for high technology status. The reduced tax rate produced a tax expense of approximately $1.6 million in 2009. In the absence of the reduced tax rate for 2009 a tax rate of 25% would apply which would have resulted in a tax expense of approximately $3.4 million in 2009. The earnings per common share effect of the reduced tax rate is $0.02 for 2009. The reduced tax rate produced a tax expense of approximately $1.0 million in 2008. In the absence of the reduced tax rate for 2008 a tax rate of 25% would apply which would have resulted in a tax expense of approximately $2.0 million in 2008. The earnings per common share effect of the reduced tax rate was $0.01 for 2008.

The estimated amount of undistributed earnings of our foreign subsidiaries is $179.2 million at December 31, 2009. No amount for U.S. income tax has been provided on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation, however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the U.S. tax liability, if any.

The following table presents the components of our (benefit) provision for income taxes (in thousands) for continuing operations:

	2009	2008	2007

Current:
Federal	$(1,409)	$7,433	$2,434
State	2,435	7,250	2,073
Foreign	23,725	10,387	22,406

	24,751	25,070	26,913

Deferred:
Federal	8,170	(5,859)	(5,024)
State	(3,017)	(4,233)	(1,530)
Foreign	(14,277)	(31,622)	(21,408)

	(9,124)	(41,714)	(27,962)

Total tax (benefit) provision	$15,627	$(16,644)	$(1,049)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)	Income Taxes (Continued)

The following table presents the components of our (benefit) provision for income taxes (in thousands) for discontinued operations:

	2009	2008	2007

Current:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

	—	—	—

Deferred:
Federal	738	(38)	63
State	(269)	(4)	7
Foreign	(301)	0	0

	168	(42)	70

Total tax (benefit) provision	$168	$(42)	$70

The following table presents a reconciliation from the U.S. statutory tax rate to our effective tax rate:

	2009	2008	2007

Statutory rate	35%	35%	35%
Effect of Biosite in-process R&D write-off	—	—	(24)
Effect of Diamics in-process R&D write-off	—	—	(1)
Effect of Biosite compensation charges and other non-cash compensation	—	—	(6)
Effect of losses and expenses not benefited	—	—	—
Stock-based compensation	10	(10)	—
Rate differential on foreign earnings	(8)	3	—
Research and development benefit	(4)	6	1
State income taxes, net of federal benefit	—	2	(1)
Acquisition costs	6	—	—
Deferred tax on indefinite-lived assets	—	—	—
Accrual to return reconciliation	—	—	—
Other permanent items	3	(4)	1
Change in valuation allowance	(3)	11	(4)

Effective tax rate	39%	43%	1%

During the year ended December 31, 2009, we decreased the liability for income taxes associated with uncertain tax positions by $6.2 million to a total of $4.9 million at December 31, 2009. The primary reasons for the decrease are due to our settlement of the allowable interest expense in a United Kingdom tax audit, which decreased the liability for income taxes associated with uncertain tax positions by $1.7 million, and the reclass of the acquired Biosite income tax reserve on R&D credits to valuation allowance, since these credits have not been used in a return, which decreased the liability for income taxes associated with uncertain tax positions by $3.5 million. In addition, we classified $4.9 million of income tax liabilities as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)	Income Taxes (Continued)

These non-current income tax liabilities are recorded in other long-term liabilities in our consolidated balance sheet at December 31, 2009. We anticipate an increase every quarter to the total amount of unrecognized tax benefits. We do not anticipate a significant increase or decrease of the total amount of unrecognized tax benefits within twelve months of the reporting date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount

Balances as of January 1, 2007	$2,248
Additions for tax positions taken during prior years	53
Additions for tax positions in current year acquisitions	6,229
Additions for tax positions taken during current year	235
Expiration of statutes of limitations or closure of tax audits	—

Balances as of December 31, 2007	8,765
Additions for tax positions taken during prior years	63
Additions for tax positions in current and prior year acquisitions	2,296
Additions for tax positions taken during current year	143
Expiration of statutes of limitations or closure of tax audits	(134)

Balances as of December 31, 2008	11,133
Reductions for tax positions taken during prior years	(728)
Reductions for tax positions in current and prior year acquisitions	(3,535)
Additions for tax positions taken during current year	360
Expiration of statutes of limitations or closure of tax audits	(2,325)

Balance as of December 31, 2009	$4,905

Interest and penalties related to income tax liabilities are included in income tax expense. The interest and penalties recorded in 2009 amounted to $0.9 million. The balance of accrued interest and penalties recorded on the consolidated balance sheet at December 31, 2009 was $0.5 million.

With limited exceptions, we are subject to U.S. federal, state and local or non-U.S. income tax audits by tax authorities for 2004 through 2008. We are currently under income tax examination by the IRS and a number of state and foreign tax authorities and anticipate these audits will be completed by the end of 2010. We cannot currently estimate the impact of these audits due to the uncertainties associated with tax examinations.

(19)	Financial Information by Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our reportable operating segments are Professional Diagnostics, Health Management, Consumer Diagnostics and Corporate and Other. Our operating results include license and royalty revenue which are allocated to Professional Diagnostics and Consumer Diagnostics on the basis of the original license or royalty agreement.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)	Financial Information by Segment (Continued)

On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business (Note 24). The sale included all of our private label and branded nutritionals businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment. The results of the vitamins and nutritional supplements business, which represents our entire vitamins and nutritional supplements business segment, are included in income (loss) from discontinued operations, net of tax, for all periods presented. The net assets and net liabilities associated with the vitamins and nutritional supplements business have been reclassified to assets held for sale and liabilities related to assets held for sale within current assets and current liabilities, respectively, and have been presented in Corporate and Other as of December 31, 2009 and 2008.

Operating loss of $250.7 million for the year ended December 31, 2007 in our Corporate and Other segment includes the write-off of $173.8 million of IPR&D incurred in connection with our acquisitions of Biosite and Diamics and $45.2 million of stock-based compensation related to employee stock options assumed in the acquisition of Biosite.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating income (loss). Revenues are attributed to geographic areas based on where the customer is located. Segment information for 2009, 2008 and 2007 are as follows (in thousands):

				Corporate
	Professional	Health	Consumer	and
2009	Diagnostics	Management	Diagnostics	Other	Total

Net revenue to external customers	$1,263,511	$521,947	$137,183	$—	$1,922,641
Operating income (loss)	$235,412	$(6,829)	$(2,008)	$(80,525)	$146,050
Depreciation and amortization	$187,907	$116,800	$6,637	$1,091	$312,435
Restructuring charge	$14,536	$2,291	$563	$—	$17,390
Stock-based compensation	$—	$—	$—	$28,220	$28,220
Assets	$4,261,716	$2,031,260	$219,647	$431,369	$6,943,992
Expenditures for property, plant and equipment	$45,588	$50,871	$3,536	$611	$100,606

				Corporate
	Professional	Health	Consumer	and
2008	Diagnostics	Management	Diagnostics	Other	Total

Net revenue to external customers	$1,051,301	$392,399	$138,853	$—	$1,582,553
Operating income (loss)	$97,994	$11,241	$9,505	$(54,048)	$64,692
Depreciation and amortization	$171,980	$85,990	$6,821	$863	$265,654
Restructuring charge	$36,196	$—	$238	$—	$36,434
Stock-based compensation	$—	$—	$—	$26,405	$26,405
Assets	$3,687,685	$1,850,236	$223,383	$194,056	$5,955,360
Expenditures for property, plant and equipment	$46,859	$7,935	$1,917	$8,988	$65,699

				Corporate
	Professional	Health	Consumer	and
2007	Diagnostics	Management	Diagnostics	Other	Total

Net revenue to external customers	$582,250	$23,374	$161,092	$—	$766,716
Operating income (loss)	$61,067	$(498)	$15,332	$(250,693)	$(174,792)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)	Financial Information by Segment (Continued)

				Corporate
	Professional	Health	Consumer	and
2007	Diagnostics	Management	Diagnostics	Other	Total

Depreciation and amortization	$82,797	$4,487	$8,892	$1,806	$97,982
Restructuring charge	$3,965	$—	$2,737	$—	$6,702
Stock-based compensation	$—	$—	$—	$57,480	$57,480
Expenditures for property, plant and equipment	$30,581	$2,257	$1,434	$1,559	$35,831

	2009	2008	2007

Revenue by Geographic Area:
United States	$1,329,747	$1,121,477	$463,390
Europe	316,623	285,696	194,739
Other	276,271	175,380	108,587

	$1,922,641	$1,582,553	$766,716

	2009	2008

Long-lived Tangible Assets by Geographic Area:
United States	$238,475	$212,445
United Kingdom	15,807	12,113
China	22,112	19,491
Other	47,994	30,429

	$324,388	$274,478

(20) Related Party Transactions

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

At December 31, 2009, we had a net payable to the joint venture of $0.5 million as compared to a net receivable of $12.0 million from the joint venture as of December 31, 2008. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $12.3 million and $16.2 million as of December 31, 2009 and 2008, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $103.1 million, $103.0 million and $65.0 million during the year ended December 31, 2009, 2008 and 2007, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $1.8 million, $2.4 million and $2.5 million during the year ended December 31, 2009, 2008 and 2007, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.

Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in the U.K. and China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $14.5 million and $15.6 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively, and $23.2 million and $18.9 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of December 31, 2009 and 2008, respectively. During 2009, we received $10.0 million in cash from SPD as a return of capital.

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

			Amounts
	Balance at		Charged	Balance at
	Beginning of		Against	End of
	Period	Provision	Reserves	Period

Year ended December 31, 2007	$5,324	$18,841	$(17,318)	$6,847
Year ended December 31, 2008	$6,847	$9,328	$(6,214)	$9,961
Year ended December 31, 2009	$9,961	$9,314	$(6,813)	$12,462

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21)	Valuation and Qualifying Accounts (Continued)

We have established reserves against obsolete and slow-moving inventories. The activity in the table below includes all inventory reserves. Provisions for obsolete and slow-moving inventories are recorded as a component of cost of net product sales. The following table sets forth activities in our inventory reserve accounts (in thousands):

			Amounts
	Balance at		Charged	Balance at
	Beginning of		Against	End of
	Period	Provision	Reserves	Period

Year ended December 31, 2007	$6,879	$6,371	$(6,613)	$6,637
Year ended December 31, 2008	$6,637	$8,023	$(5,042)	$9,618
Year ended December 31, 2009	$9,618	$6,954	$(3,940)	$12,632

(22)	Restructuring Activities

The following table sets forth the aggregate charges associated with restructuring plans recorded in operating income (loss) for the years ended December 31, (in thousands):

	2009	2008	2007

Cost of net revenue	$9,451	$17,894	$2,007
Research and development	1,076	7,230	2,518
Sales and marketing	1,856	4,219	772
General and administrative	5,009	7,091	1,405

	$17,392	$36,434	$6,702

(a) 2009 Restructuring Plans

In 2009, management developed plans to reduce costs and improve efficiencies in our health management reporting unit and business segment, as well as reduce costs and consolidate operating activities among several of our professional diagnostics related German subsidiaries. As a result of these plans, we recorded $3.2 million in restructuring charges during the year ended December 31, 2009, which included $2.5 million in severance costs, $0.5 million in contract cancellation costs, $0.1 million in present value accretion on facility exit costs and $0.1 million in fixed asset impairment costs. Of the $3.1 million included in operating income, $2.3 million and $0.8 million was included in our health management and professional diagnostics business segments, respectively. We also recorded $0.1 million in present value accretion related to Matria’s facility exit costs to interest expense. As of December 31, 2009, $1.3 million in exit costs remain unpaid. We expect to incur an additional $0.5 million in facility exit costs under these plans during 2010, which will be included primarily in our professional diagnostics business segment.

(b) 2008 Restructuring Plans

In May 2008, we decided to close our facility located in Bedford, England and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. Based upon this decision, during the year ended December 31, 2009, we recorded $5.5 million in restructuring charges, of which $2.8 million related primarily to severance-related costs, $1.3 million related to transition costs, $0.7 million related to fixed asset and inventory write-offs, $0.3 million related to a pension plan curtailment charge and $0.4 million related to the acceleration of facility restoration costs. During the year ended December 31, 2008, we recorded $12.6 million in restructuring charges, including $6.9 million related to the acceleration of facility restoration costs, $4.8 million of fixed asset impairments, $1.1 million in severance costs, $0.7 million in early termination lease

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22)	Restructuring Activities (Continued)

penalties and $0.9 million related to a pension plan curtailment gain associated with the Bedford employees being terminated. Of the $5.1 million included in operating income for the year ended December 31, 2009, $0.6 million and $4.5 million was charged to our consumer diagnostics and professional diagnostics business segments, respectively. The $5.7 million included in operating income for the year ended December 31, 2008 was charged to our professional diagnostics business segment. We also recorded $0.4 million and $6.9 million during the years ended December 31, 2009 and 2008, respectively, related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease, to interest expense.

In addition to the restructuring charges discussed above, $10.4 million and $14.5 million of charges associated with the Bedford facility closure was borne by SPD during the years ended December 31, 2009 and 2008, respectively. Included in the $10.4 million charges for the year ended December 31, 2009, was $7.3 million in severance and retention costs, $1.2 million of fixed asset and inventory impairments, $1.7 million in transition costs and $0.2 million in acceleration of facility exit costs. Included in the $14.5 million charges for the year ended December 31, 2008, was $8.4 million of fixed asset impairments, $3.2 million in early termination lease penalties, $2.6 million in severance and retention costs, $0.2 million facility exit costs and $0.1 million related to the acceleration of facility restoration costs. Of these restructuring charges, 50%, or $5.2 million and $7.2 million, has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively. Of the total exit costs incurred jointly with SPD under this plan, including severance-related costs, lease penalties and restoration costs, $14.9 million remains unpaid as of December 31, 2009.

Since inception of the plan, we recorded $18.1 million in restructuring charges, including $7.3 million related to the acceleration of facility restoration costs, $5.5 million of fixed asset and inventory impairments, $3.9 million in severance costs, $0.7 million in early termination lease penalties, $1.3 million in transition costs and $0.6 million related to a pension plan curtailment gain associated with the Bedford employees being terminated. SPD has been allocated $24.9 million in restructuring charges since the inception of the plan, including $9.6 million of fixed asset and inventory impairments, $9.9 million in severance and retention costs, $2.9 million in early termination lease penalties, $2.2 million in facility exit costs and $0.3 million related to the acceleration of facility exit costs. We anticipate incurring additional costs of approximately $11.0 million related to the closure of this facility, including, but not limited to, severance and retention costs, rent obligations, transition costs and incremental interest expense associated with our lease obligations which will terminate the end of 2011. Of these additional anticipated costs, approximately $8.1 million will be borne by SPD and $2.9 million will be borne by us and included primarily in our professional diagnostics business segment. We expect the majority of these costs to be incurred by the end of the first half of 2010, which is our anticipated facility closure date.

In February 2008, we decided to cease research and development activities for one of the products in development at our Bedford, England facility, based upon comparison of the product under development with existing products acquired in the HemoSense acquisition. During the year ended December 31, 2008 and since inception of the plan, we recorded restructuring charges of $9.4 million, of which $6.8 million related to the impairment of fixed assets, $1.9 million related to the write-off of inventory, $0.5 million related to contractual obligations with suppliers and $0.2 million related to severance costs to involuntarily terminate employees working on the development of this product. The $9.4 million was included in our professional diagnostics business segment. Of the $0.7 million in contractual obligations and severance costs, all has been paid as of December 31, 2008. We do not expect to incur significant additional charges under this plan.

On March 18, 2008, we announced our plans to close our BioStar, Inc., or BioStar, facility in Louisville, Colorado and exit production of the BioStar OIA product line, along with our plans to close two of our newly-acquired facilities in the San Francisco, California area, relating to Cholestech and HemoSense and our newly-

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22)	Restructuring Activities (Continued)

acquired facility in Columbia, Maryland, relating to Panbio. The Cholestech operation, which was acquired in September 2007 and manufactures and distributes the Cholestech LDX system, a point-of-care monitor of blood cholesterol and related lipids used to test patients at risk of, or suffering from, heart disease and related conditions, has moved to our Biosite facility in San Diego, California as of the end of 2009. The HemoSense operation, which was acquired in November 2007 and manufactures and distributes the INRatio System, an easy-to-use, hand-held blood coagulation monitoring system for use by patients and healthcare professionals in the management of warfarin, a commonly-prescribed medication used to prevent blood clots, has moved to our Biosite facility. The operations of the Panbio distribution facility, which was acquired in January 2008, have transferred to our distribution center in Freehold, New Jersey.

BioStar manufacturing ceased at the end of June 2008, with BioStar OIA products available for purchase through the end of the first quarter of 2009. During the year ended December 31, 2009, we incurred $0.1 million in severance-related restructuring charges. During the year ended December 31, 2008, we incurred $10.6 million in restructuring charges related to this plan, which consisted of $5.1 million of intangible asset impairments, $1.4 million in severance-related costs, $0.6 million in fixed asset impairments, $1.2 million in facility exit costs and $2.3 million related to the write-off of inventory. Since the inception of the plan, we incurred $10.7 million in restructuring charges related to this plan, which consisted of $5.1 million of intangible assets impairment, $1.5 million in severance-related costs, $0.6 million in fixed asset impairments, $1.2 million in facility exit costs and $2.3 million related to the write-off of inventory. All costs related to this plan have been included in our professional diagnostics business segment. We do not expect to incur additional charges under this plan. As of December 31, 2009, all costs have been paid.

As a result of our plans to transition the businesses of Cholestech and HemoSense to Biosite and Panbio to Orlando, Florida and close these facilities, we incurred $8.2 million in restructuring charges during the year ended December 31, 2009, of which $2.4 million relates to fixed asset impairments, $1.7 million relates to severance and retention costs, $2.6 million in transition costs, $1.3 million in inventory write-offs and $0.2 million in present value accretion of facility lease costs. We incurred $3.8 million in restructuring charges during the year ended December 31, 2008, of which $2.7 million relates to severance and retention costs, $0.4 million in fixed asset impairments, $0.5 million in transition costs and $0.2 million in present value accretion of facility lease costs related to these plans. During the years ended December 31, 2009 and 2008, respectively, $8.0 million and $3.6 million in charges were included in operating income of our professional diagnostics business segment. We charged $0.2 million, related to the present value accretion of facility lease costs, to interest expense for each of the years ended December 31, 2009 and 2008. Since the inception of the plan, we incurred $12.0 million in restructuring charges, of which $4.4 million relates to severance and retention costs, $2.8 million in fixed asset impairments, $3.1 million in transition costs, $1.3 million in inventory write-offs and $0.4 million in present value accretion of facility lease costs related to these plans. Of the $7.9 million in severance and exit costs, $2.2 million remains unpaid as of December 31, 2009.

We anticipate incurring an additional $2.3 million in restructuring charges under our Cholestech plan, primarily related to severance, retention and outplacement benefits, along with other costs to transition the Cholestech operations to our Biosite facility and will be included in our professional diagnostics business segment. See Note 4(d) for further information and costs related to these plans.

In addition to transitioning the businesses of Cholestech and HemoSense to Biosite, we also made the decision to close our Innovacon facility in San Diego, California and move the operating activities to Biosite; the Innovacon business is the rapid diagnostics business that we acquired from ACON in March 2006. During the year ended December 31, 2008 and since inception, we recorded $0.6 million in restructuring charges, of which $0.5 million related to facility lease and exit costs and $0.1 million related to impairment of fixed assets. These charges are included in our professional diagnostics business segment. As of December 31, 2009,

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22)	Restructuring Activities (Continued)

all costs have been paid. We vacated the facility in August 2008 and do not anticipate incurring additional costs under this plan.

In April 2008, we initiated cost reduction efforts at our facilities in Stirling, Scotland, consolidating our business activities into one facility and with our Biosite operations. As a result of these efforts, we recorded $3.3 million in restructuring charges for the year ended December 31, 2008 and since inception of the plan, consisting of $2.0 million in fixed asset impairments, $1.0 million in severance costs and $0.3 million in facility exit costs. All costs related to this plan are included in our professional diagnostics business segment. Of the $1.3 million in severance and facility exit costs, $0.1 million remains unpaid at December 31, 2009. We do not expect to incur significant additional charges under this plan.

(c) 2007 Restructuring Plans

During 2007, we committed to several plans to restructure and integrate our worldwide sales, marketing, order management and fulfillment operations, as well as to evaluate certain research and development projects. The objectives of the plans were to eliminate redundant costs, improve customer responsiveness and improve operational efficiencies. As a result of these restructuring plans, we recorded $1.1 million in restructuring charges during the year ended December 31, 2009, primarily related to severance charges and outplacement services. We recorded $3.0 million in restructuring charges during the year ended December 31, 2008, including $2.6 million related to severance charges and outplacement services and $0.4 million related to facility exit costs. During the year ended December 31, 2007, we recorded $5.2 million in restructuring charges, including $1.2 million in severance costs and $4.0 million in fixed asset impairments. Since inception of the plan, we have recorded $9.3 million in restructuring charges, including $4.9 million related to severance charges and outplacement services, $0.4 million related to facility exit costs and $4.0 million related to impairment charges on fixed assets. The restructuring charges related to this plan are included in our professional diagnostics business segment. As of December 31, 2009, $0.4 million of severance-related charges and facility exit costs remain unpaid. We do not anticipate incurring significant additional charges related to this plan.

In addition, we recorded restructuring charges associated with the formation of our joint venture with P&G. In connection with the joint venture, we committed to a plan to close our sales offices in Germany and Sweden, as well as to evaluate redundancies in all departments of the consumer diagnostics business segment that are impacted by the formation of the joint venture. For the year ended December 31, 2008, we recorded $0.2 million in severance costs related to this plan. For the year ended December 31, 2007, we recorded $1.2 million in restructuring charges, of which $0.8 million relates to severance costs and $0.4 million relates to facility and other exit costs. We have recorded $1.4 million in restructuring charges since inception of the plan, of which $1.0 million relates to severance costs and $0.4 million relates to facility and other exit costs. Of the total $1.4 million in exit costs, $0.1 million remains unpaid as of December 31, 2009. We do not anticipate incurring additional charges related to this plan.

(d) 2006 Restructuring Plans

In May 2006, we committed to a plan to cease operations at our ABI manufacturing facility in San Diego, California and to write off certain excess manufacturing equipment at other impacted facilities. Additionally, in June 2006, we committed to a plan to reorganize the sales and marketing and customer service functions in certain of our U.S. professional diagnostics companies. For the year ended December 31, 2007, we recorded $0.4 million in net restructuring charges under these plans, which primarily relates to $0.6 million in facility exit costs, offset by a $0.2 million adjustment due to the finalization of fixed asset write-offs. Of the $0.4 million net charge, the $0.2 million adjustment was included in our consumer diagnostics segment, and $0.6 million was included in our professional diagnostics business segment.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22)	Restructuring Activities (Continued)

Net restructuring charges since the commitment date consist of $6.7 million related to impairment of fixed assets and inventory, $2.7 million related to an impairment charge on an intangible asset, $2.5 million related to severance, and $0.6 million related to facility closing costs. Of the $12.5 million recorded in operating income, $8.2 million, $1.7 million and $2.6 million were included in our professional diagnostics, consumer diagnostics, and corporate and other business segments, respectively. As of December 31, 2009, substantially all costs have been paid.

(e) Restructuring Reserves

The following table summarizes our liabilities related to the restructuring activities associated with the plans discussed above (in thousands):

	Balance at	Additions			Balance at
	Beginning	to the	Amounts		End of
	of Period	Reserve	Paid	Other(1)	Period

Year ended December 31, 2007	$1,565	$2,828	$(3,264)	$(6)	$1,123
Year ended December 31, 2008	$1,123	$25,642	$(9,148)	$(2,823)	$14,794
Year ended December 31, 2009	$14,794	$22,730	$(18,021)	$(597)	$18,906

(1)	Represents foreign currency translation adjustment.

(23)	Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments — Equity Methods and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(i) Joint Venture with P&G

In May 2007, we completed our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostics business related to the joint venture. For the years ended December 31, 2009 and 2007, we recorded earnings of $5.7 million, and $3.0 million, respectively, in equity earnings (losses) of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of the joint venture’s net income for the respective periods. For the year ended December 31, 2008, we recorded a loss of $0.9 million in equity earnings (losses) of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of the joint venture’s net loss for the respective period.

(ii)	TechLab

In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. For the years ended December 31, 2009, 2008 and 2007, we recorded earnings of $1.6 million, $1.5 million and $1.0 million, respectively, in equity earnings (losses) of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective period.

(iii)	Vedalab

In November 2006, we acquired our 40% investment in Vedalab S.A., or Vedalab, a French manufacturer and supplier of rapid diagnostic tests in the professional market. For the years ended December 31, 2009, 2008

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23)	Equity Investments (Continued)

and 2007, we recorded $0.4 million, $0.5 million and $0.3 million, respectively, in equity earnings (losses) of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of Vedalab’s net income for the respective period.

Summarized financial information for the P&G joint venture and TechLab on a combined basis is as follows (in thousands):

Combined condensed results of operations:

	For The Years Ended December 31,
	2009	2008	2007

Net revenue	$203,812	$204,912	$122,305

Gross profit	$134,351	$108,979	$62,011

Net income after taxes	$14,821	$1,209	$8,183

Combined condensed balance sheets:

	As of December 31,
	2009	2008

Current assets	$87,880	$78,752
Non-current assets	26,881	25,269

Total assets	$114,761	$104,021

Current liabilities	$61,959	$59,655
Non-current liabilities	1,492	$847

Total liabilities	$63,451	$60,502

(24) Gain on Disposition

In September 2009, we disposed of our majority ownership interest in our Diamics operation, which was part of our professional diagnostics reporting unit and business segment. Since the date of acquisition, July 2007, under the principles of consolidation, we consolidated 100% of the operating results of the Diamics operations in our consolidated statement of operations. As a result of disposition, we recorded a gain of $3.4 million during the year ended December 31, 2009.

(25) Discontinued Operations

On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business, for a purchase price of approximately $63.4 million in cash, subject to customary post-closing adjustments. The sale included all of our private label and branded nutritionals businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment. We expect to recognize a pre-tax gain of approximately $19.8 million in the first quarter of 2010, subject to the post-closing adjustments. The results of the vitamins and nutritional supplements business, which represents our entire vitamins and nutritional supplements business segment, are included in income (loss) from discontinued operations, net of tax, for all periods presented. The net assets and net liabilities associated with the vitamins and nutritional supplements business have been reclassified to assets held for sale and liabilities related to assets held for sale as of December 31, 2009 and 2008.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Discontinued Operations (continued)

The following assets and liabilities have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated balance sheets as of December 31, 2009 and 2008. The amounts presented below were adjusted to exclude cash, intercompany receivables and payables and certain assets and liabilities between the business held for sale and the Company, which were excluded from the transaction (amounts in thousands).

	December 31,
	2009	2008

Assets
Accounts receivable, net of allowances of $2,919 and $2,874 at December 31, 2009 and 2008, respectively	$21,100	$19,239
Inventories, net	21,500	25,546
Prepaid expenses and other current assets	160	201
Property, plant and equipment, net	8,368	10,005
Goodwill	200	200
Other intangible assets with indefinite lives	135	75
Other intangible assets, net	2,581	2,794
Other non-current assets	104	106

Total assets held for sale	$54,148	$58,166

Liabilities
Accounts payable	$8,299	$16,122
Accrued expenses and other current liabilities	3,230	3,042
Other long-term liabilities	29	29

Total liabilities related to assets held for sale	$11,558	$19,193

The following summarized financial information related to the vitamins and nutritionals supplements businesses have been segregated from continuing operations and reported as discontinued operations (amounts in thousands).

	2009	2008	2007

Net revenue	99,517	88,873	72,824
Income (loss) from discontinued operations before income taxes	2,102	(1,090)	(348)
Provision (benefit) for income taxes	168	(42)	70
Net income (loss) from discontinued operations	1,934	(1,048)	(418)

(26)	Supplemental Cash Flow Information

Cash Paid for Interest and Income Taxes:

During fiscal 2009, 2008 and 2007, we made cash payments for interest totaling $87.3 million, $88.6 million and $65.0 million, respectively.

During fiscal 2009, 2008 and 2007, total net cash paid (received) for income taxes was $49.2 million, $5.5 million and $(31.5) million, respectively.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)	Supplemental Cash Flow Information (Continued)

Non-cash Investing Activities:

During fiscal 2009, 2008 and 2007, we issued shares of our common stock and exchanged employee stock options in connection with several of our acquisitions (dollars in thousands):

				Employee Stock Options/
				Restricted Stock Awards
		Common Stock Issued		Exchanged
		Number of	Fair Value of	Number of	Fair Value of
Company Acquired	Date of Acquisition	Shares	Shares	Shares	Shares

Mologic Limited	October 6, 2009	128,513	$5,115	—	$—
Concateno plc	August 11, 2009	2,091,800	$70,218	315,227	$2,881
GeneCare Medical Genetics Center, Inc.	July 1, 2009	4,000	$57	—	$—
ACON Second Territory Business	April 30, 2009	1,210,842	$42,427	—	$—
Matria Healthcare, Inc.	May 9, 2008	—	$—	1,490,655	$17,334
BBI Holdings Plc	February 12, 2008	251,085	$14,397	355,238	$3,639
Matritech, Inc.	December 12, 2007	616,671	$35,592	—	$—
Biosystems S.A.	December 11, 2007	33,373	$1,948	—	$—
Alere Medical, Inc.	November 16, 2007	2,762,182	$161,086	380,894	$20,614
HemoSense, Inc.	November 6, 2007	3,691,369	$226,415	380,732	$16,695
Cholestech Corporation	September 12, 2007	6,840,361	$329,774	733,077	$20,331
Spectral Diagnostics Private Limited(1)	July 27, 2007	93,558	$3,737	—	$—
Biosite Incorporated(2)	June 29, 2007	—	$—	753,863	$28,453
Quality Assured Services, Inc.	June 7, 2007	273,642	$12,834	—	$—
Instant Technologies, Inc.	December 28, 2007	463,399	$21,530	—	$—

(1)	The acquisition of Spectral Diagnostics Private Limited also included its affiliate Source Diagnostics (India) Private Limited.

(2)	The value includes $2.6 million associated with net operating loss carryforwards related to stock options issued to Biosite Incorporated employees.

Non-cash Financing Activities:

During 2009 and 2008, we recorded non-cash charges to accumulated other comprehensive income of $11.4 million and $11.6 million, respectively, representing the change in fair market value of our interest rate swap agreement.

(27)	Subsequent Event

We evaluated subsequent events occurring after the balance sheet date and up to the time of filing with the SEC our Annual Report on Form 10-K for the year ended December 31, 2009, and concluded there was no event of which management was aware that occurred after the balance sheet date that would require any adjustment to the accompanying consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(27)	Subsequent Event (continued)

In February 2010, we acquired Kroll Laboratory Specialists, Inc. located in Gretna, Louisiana, which provides forensic quality substance abuse testing products and services across the United States. The purchase price is approximately $110.0 million in cash and is subject to a customary working capital adjustment.

In February 2010, we acquired a 61.92% ownership interest in Standard Diagnostics, Inc. via a tender offer for approximately $165.0 million. Standard Diagnostics, a publicly-traded Korean company, specializes in the medical diagnostics industry. Its main product lines relate to diagnostic reagents and devices for hepatitis, infectious diseases, tumor markers, fertility, drugs of abuse, urine strips and protein strips.

(28)	Guarantor Financial Information

Our 9% senior subordinated notes due 2016, as well as our 7.875% senior notes due 2016, are guaranteed by certain of our consolidated subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, audited balance sheets as of December 31, 2009, and 2008, and the related audited statements of operations and cash flows for each of the three years in the period ended December 31, 2009 for the Company, the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net product sales	$—	$877,135	$597,266	$(109,322)	$1,365,079
Services revenue	—	521,509	6,978	—	528,487
License and royalty revenue	—	6,441	26,470	(3,836)	29,075

Net revenue	—	1,405,085	630,714	(113,158)	1,922,641

Cost of net product sales	4,069	429,336	333,842	(147,744)	619,503
Cost of services revenue	700	236,016	3,310	—	240,026
Cost of license and royalty revenue	—	(16)	12,742	(3,836)	8,890

Cost of net revenue	4,769	665,336	349,894	(151,580)	868,419

Gross profit	(4,769)	739,749	280,820	38,422	1,054,222
Operating expenses:
Research and development	27,503	59,137	26,208	—	112,848
Sales and marketing	8,239	310,986	122,421	—	441,646
General and administrative	68,909	213,346	74,778	—	357,033
Gain on dispositions	(2,682)	—	(673)	—	(3,355)

Operating (loss) income	(106,738)	156,280	58,086	38,422	146,050
Interest expense, including amortization and write-off of deferred financing costs	(102,627)	(50,261)	(11,505)	57,595	(106,798)
Other income (expense), net	55,476	(4,584)	7,699	(57,595)	996

(Loss) income from continuing operations before (benefit) provision for income taxes	(153,889)	101,435	54,280	38,422	40,248
(Benefit) provision for income taxes	(31,695)	36,144	10,987	191	15,627

(Loss) income from continuing operations before equity earnings (loss) of unconsolidated entities, net of tax	(122,194)	65,291	43,293	38,231	24,621
Equity in earnings of subsidiaries, net of tax	155,725	—	—	(155,725)	—
Equity earnings of unconsolidated entities, net of tax	1,747	—	5,972	(93)	7,626

Income (loss) from continuing operations	35,278	65,291	49,265	(117,587)	32,247
Income (loss) from discontinued operations, net of tax	(1,097)	2,689	334	8	1,934

Net income (loss)	34,181	67,980	49,599	(117,579)	34,181
Less: Net income attributable to non-controlling interests	—	—	465	—	465

Net income (loss) attributable to Inverness Medical Innovations, Inc. and subsidiaries	34,181	67,980	49,134	(117,579)	33,716
Preferred stock dividends	(22,972)	—	—	—	(22,972)

Net income (loss) available to common stockholders	$11,209	$67,980	$49,134	$(117,579)	$10,744

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net product sales	$—	$782,085	$485,091	$(115,911)	$1,151,265
Services revenue	—	402,758	2,704	—	405,462
License and royalty revenue	—	15,536	10,290	—	25,826

Net revenue	—	1,200,379	498,085	(115,911)	1,582,553

Cost of net product sales	2,541	368,178	285,862	(113,264)	543,317
Cost of services revenue	77	176,421	600	—	177,098
Cost of license and royalty revenue	—	3,759	6,438	(1,577)	8,620

Cost of net revenue	2,618	548,358	292,900	(114,841)	729,035

Gross profit	(2,618)	652,021	205,185	(1,070)	853,518
Operating expenses:
Research and development	27,709	50,631	33,488	—	111,828
Sales and marketing	37,183	254,261	90,363	132	381,939
General and administrative	59,784	167,509	67,766	—	295,059

Operating (loss) income	(127,294)	179,620	13,568	(1,202)	64,692
Interest expense, including amortization and write-off of deferred financing costs	(90,328)	(72,435)	(15,986)	77,617	(101,132)
Other income (expense), net	78,604	(16,281)	13,442	(77,572)	(1,807)

(Loss) income from continuing operations before (benefit) provision for income taxes	(139,018)	90,904	11,024	(1,157)	(38,247)
(Benefit) provision for income taxes	(63,152)	46,709	(201)	—	(16,644)

(Loss) income from continuing operations before equity earnings (loss) of unconsolidated entities, net of tax	(75,866)	44,195	11,225	(1,157)	(21,603)
Equity in earnings of subsidiaries, net of tax	52,743	—	—	(52,743)	—
Equity earnings of unconsolidated entities, net of tax	1,522	(23)	(379)	(70)	1,050

Income (loss) from continuing operations	(21,601)	44,172	10,846	(53,970)	(20,553)
Income (loss) from discontinued operations, net of tax	—	(112)	(891)	(45)	(1,048)

Net income (loss)	(21,601)	44,060	9,955	(54,015)	(21,601)
Less: Net income attributable to non-controlling interests	—	—	167	—	167

Net income (loss) attributable to Inverness Medical Innovations, Inc. and subsidiaries	(21,601)	44,060	9,788	(54,015)	(21,768)
Preferred stock dividends	(13,989)	—	—	—	(13,989)

Net income (loss) available to common stockholders	$(35,590)	$44,060	$9,788	$(54,015)	$(35,757)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net product sales	$10,494	$482,171	$318,590	$(83,164)	$728,091
Services revenue	—	14,164	2,482	—	16,646
License and royalty revenue	—	14,047	17,962	(10,030)	21,979

Net revenue	10,494	510,382	339,034	(93,194)	766,716

Cost of net product sales	27,208	230,491	201,164	(93,318)	365,545
Cost of services revenue	—	5,261	—	—	5,261
Cost of license and royalty revenue	—	1,380	7,769	—	9,149

Cost of net revenue	27,208	237,132	208,933	(93,318)	379,955

Gross profit	(16,714)	273,250	130,101	124	386,761
Operating expenses:
Research and development	6,614	27,910	35,023	—	69,547
Purchase of in-process research and development	169,000	—	4,825	—	173,825
Sales and marketing	25,395	93,430	44,203	—	163,028
General and administrative	78,499	40,298	36,356	—	155,153

Operating (loss) income	(296,222)	111,612	9,694	124	(174,792)
Interest expense, including amortization and write-off of deferred financing costs	(77,201)	(49,892)	(21,099)	65,205	(82,987)
Other income (expense), net	71,183	3,979	(573)	(65,165)	9,424

(Loss) income from continuing operations before (benefit) provision for income taxes	(302,240)	65,699	(11,978)	164	(248,355)
(Benefit) provision for income taxes	(12,949)	9,631	2,269	—	(1,049)

(Loss) income from continuing operations before equity earnings (loss) of unconsolidated entities, net of tax	(289,291)	56,068	(14,247)	164	(247,306)
Equity in earnings of subsidiaries, net of tax	44,870	—	—	(44,870)	—
Equity earnings of unconsolidated entities, net of tax	1,069	—	3,348	(45)	4,372

Income (loss) from continuing operations	(243,352)	56,068	(10,899)	(44,751)	(242,934)
Income (loss) from discontinued operations, net of tax	—	195	(528)	(85)	(418)

Net income (loss)	(243,352)	56,263	(11,427)	(44,836)	(243,352)
Less: Net income attributable to non-controlling interests	(243)	—	476	1,168	1,401

Net income (loss) attributable to Inverness Medical Innovations, Inc. and subsidiaries	$(243,109)	$56,263	$(11,903)	$(46,004)	$(244,753)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)	Guarantor Financial Information (Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$294,137	$82,602	$116,034	$—	$492,773
Restricted cash	—	1,576	848	—	2,424
Marketable securities	—	947	—	—	947
Accounts receivable, net of allowances	—	197,442	169,291	(12,280)	354,453
Inventories, net	—	122,062	106,544	(7,067)	221,539
Deferred tax assets	36,907	27,947	1,638	—	66,492
Income tax receivable	—	1,107	—	—	1,107
Receivable from joint venture, net	—	—	1,637	(1,637)	—
Prepaid expenses and other current assets	8,160	15,990	36,645	12,280	73,075
Assets held for sale	—	53,545	603	—	54,148
Intercompany receivables	861,596	329,771	12,500	(1,203,867)	—

Total current assets	1,200,800	832,989	445,740	(1,212,571)	1,266,958
Property, plant and equipment, net	1,646	241,732	86,034	(5,024)	324,388
Goodwill	2,187,411	595,612	685,674	(5,339)	3,463,358
Other intangible assets with indefinite lives	700	21,120	21,824	—	43,644
Core technology and patents, net	23,242	319,047	79,430	—	421,719
Other intangible assets, net	79,609	866,104	318,995	—	1,264,708
Deferred financing costs, net, and other non-current assets	43,368	5,640	23,754	—	72,762
Investments in unconsolidated entities	1,525,927	367	38,443	(1,500,772)	63,965
Marketable securities	1,503	—	—	—	1,503
Deferred tax assets	—	—	20,987	—	20,987
Intercompany notes receivable	1,296,373	83,510	—	(1,379,883)	—

Total assets	$6,360,579	$2,966,121	$1,720,881	$(4,103,589)	$6,943,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$2,392	$6,828	$—	$18,970
Current portion of capital lease obligations	—	499	400	—	899
Accounts payable	2,580	63,204	60,538	—	126,322
Accrued expenses and other current liabilities	(128,488)	278,203	130,017	—	279,732
Payable to joint venture, net	—	(1,242)	3,412	(1,637)	533
Liabilities related to assets held for sale	—	11,556	2	—	11,558
Intercompany payables	306,869	275,316	621,683	(1,203,868)	—

Total current liabilities	190,711	629,928	822,880	(1,205,505)	438,014

Long-term liabilities:
Long-term debt, net of current portion	2,125,006	—	3,509	—	2,128,515
Capital lease obligations, net of current portion	—	698	242	—	940
Deferred tax liabilities	(35,999)	423,303	54,745	—	442,049
Deferred gain on joint venture	16,309	—	272,458	—	288,767
Other long-term liabilities	68,464	16,603	31,751	—	116,818
Intercompany notes payable	503,064	746,456	127,822	(1,377,342)	—

Total long-term liabilities	2,676,844	1,187,060	490,527	(1,377,342)	2,977,089

Equity	3,493,024	1,149,133	407,474	(1,520,742)	3,528,889

Total liabilities and equity	$6,360,579	$2,966,121	$1,720,881	$(4,103,589)	$6,943,992

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)	Guarantor Financial Information (Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,743	$69,798	$69,783	$—	$141,324
Restricted cash	—	1,160	1,588	—	2,748
Marketable securities	—	1,347	416	—	1,763
Accounts receivable, net of allowances	—	180,324	97,281	(16,236)	261,369
Inventories, net	—	106,539	71,311	(4,265)	173,585
Deferred tax assets	80,926	22,334	1,051	—	104,311
Income tax receivable	—	2,792	3,614	—	6,406
Receivable from joint venture, net	—	—	15,227	(3,209)	12,018
Prepaid expenses and other current assets	10,887	20,007	26,903	16,236	74,033
Assets held for sale	—	57,794	372	—	58,166
Intercompany receivables	455,746	248,177	75,686	(779,609)	—

Total current assets	549,302	710,272	363,232	(787,083)	835,723
Property, plant and equipment, net	2,395	211,340	62,422	(1,679)	274,478
Goodwill	2,020,528	599,317	427,251	(1,213)	3,045,883
Other intangible assets with indefinite lives	—	21,120	21,789	—	42,909
Core technology and patents, net	43,700	331,892	83,715	—	459,307
Other intangible assets, net	277,389	769,663	119,484	—	1,166,536
Deferred financing costs, net, and other non-current assets	36,876	6,766	3,136	—	46,778
Investments in unconsolidated entities	872,848	751	57,681	(862,448)	68,832
Marketable securities	591	—	—	—	591
Deferred tax assets	(1,742)	—	16,065	—	14,323
Intercompany notes receivable	1,633,174	(50,660)	2,454	(1,584,968)	—

Total assets	$5,435,061	$2,600,461	$1,157,229	$(3,237,391)	$5,955,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$2,870	$6,438	$—	$19,058
Current portion of capital lease obligations	—	265	186	—	451
Accounts payable	4,173	56,510	35,899	—	96,582
Accrued expenses and other current liabilities	(120,656)	260,356	93,599	(3,209)	230,090
Liabilities related to assets held for sale	—	19,170	23	—	19,193
Intercompany payables	155,443	198,939	425,229	(779,611)	—

Total current liabilities	48,710	538,110	561,374	(782,820)	365,374

Long-term liabilities:
Long-term debt, net of current portion	1,493,000	2,302	5,255	—	1,500,557
Capital lease obligations, net of current portion	—	66	402	—	468
Deferred tax liabilities	(36,399)	459,501	39,685	—	462,787
Deferred gain on joint venture	16,310	—	270,720	—	287,030
Other long-term liabilities	26,830	17,835	14,772	—	59,437
Intercompany notes payable	607,772	853,470	119,594	(1,580,836)	—

Total long-term liabilities	2,107,513	1,333,174	450,428	(1,580,836)	2,310,279

Equity	3,278,838	729,177	145,427	(873,735)	3,279,707

Total liabilities and equity	$5,435,061	$2,600,461	$1,157,229	$(3,237,391)	$5,955,360

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities:
Net income (loss)	$34,181	$67,980	$49,599	$(117,579)	$34,181
(Loss) Income from discontinued operations, net of tax	(1,097)	2,689	334	8	1,934

Income (loss) from continuing operations	35,278	65,291	49,265	(117,587)	32,247
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(155,725)	—	—	155,725	—
Interest expense related to amortization of original issue discounts and write-off of deferred financing costs	9,711	—	712	—	10,423
Depreciation and amortization	8,286	244,691	59,714	(256)	312,435
Non-cash stock-based compensation expense	28,220	—	—	—	28,220
Impairment of inventory	—	—	1,467	—	1,467
Impairment of long-lived assets	—	5,620	1,363	—	6,983
(Gain) loss on sale of fixed assets	4	1,150	51	—	1,205
Equity earnings of unconsolidated entities, net of tax	(1,747)	—	(5,972)	93	(7,626)
Deferred and other non-cash income taxes	(1,983)	(32,979)	44,934	(19,096)	(9,124)
Other non-cash items	292	1,835	1,137	—	3,264
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(4,785)	(43,950)	12,280	(36,455)
Inventories, net	—	30,679	(12,666)	(34,438)	(16,425)
Prepaid expenses and other current assets	(4,741)	2,686	11,136	—	9,081
Accounts payable	(1,979)	844	3,252	—	2,117
Accrued expenses and other current liabilities	20,534	12,828	(78,807)	—	(45,445)
Other non-current liabilities	1,651	4,529	(8,889)	—	(2,709)
Intercompany payable (receivable)	(66,894)	(252,414)	319,308	—	—

Net cash (used in) provided by continuing operations	(129,093)	79,975	342,055	(3,279)	289,658
Net cash (used in) provided by discontinued operations	(1,096)	(1,097)	59	7	(2,127)

Net cash provided by (used in) operating activities	(130,189)	78,878	342,114	(3,272)	287,531

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(610)	(70,674)	(32,594)	3,272	(100,606)
Proceeds from sale of property, plant and equipment	—	454	349	—	803
Cash paid for acquisitions and transactional costs, net of cash acquired	(203,460)	15,455	(280,522)	—	(468,527)
Cash received from (paid for) investments in minority interests and marketable securities	980	—	11,580	—	12,560
Increase in other assets	(20,000)	(7,313)	(407)	—	(27,720)

Net cash (used in) provided by continuing operations	(223,090)	(62,078)	(301,594)	3,272	(583,490)
Net cash used in discontinued operations	—	(237)	—	—	(237)

Net cash (used in) provided by investing activities	(223,090)	(62,315)	(301,594)	3,272	(583,727)

Cash Flows from Financing Activities:
Proceeds from borrowing under long-term debt	631,176	312	(311)	—	631,177
(Increase) decrease in restricted cash	4	(417)	831	—	418
Cash paid for financing costs	(17,756)	—	—	—	(17,756)
Proceeds from issuance of common stock, net of issuance costs	30,015	—	—	—	30,015
Repayments on long-term debt	(10,325)	(3,054)	2,324	—	(11,055)
Net proceeds (repayments) from revolving lines-of-credit	—	—	(7,251)	—	(7,251)
Tax benefit on exercised stock options	9,269	—	—	—	9,269
Principal payments of capital lease obligations	—	(584)	(214)	—	(798)
Other	(153)	—	—	—	(153)

Net cash provided by (used in) continuing operations	642,230	(3,743)	(4,621)	—	633,866
Net cash used in discontinued operations	—	(12)	—	—	(12)

Net cash provided by (used in) financing activities	642,230	(3,755)	(4,621)	—	633,854

Foreign exchange effect on cash and cash equivalents	3,443	—	10,348	—	13,791

Net (decrease) increase in cash and cash equivalents	292,394	12,808	46,247	—	351,449
Cash and cash equivalents, beginning of period	1,743	69,794	69,787	—	141,324

Cash and cash equivalents, end of period	$294,137	$82,602	$116,034	$—	$492,773

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(21,601)	$44,060	$9,955	$(54,015)	$(21,601)
Income (loss) from discontinued operations, net of tax	—	(112)	(891)	(45)	(1,048)

(Loss) Income from continuing operations	(21,601)	44,172	10,846	(53,970)	(20,553)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(52,743)	—	—	52,743	—
Interest expense related to amortization of deferred financing costs	5,930	—	—	—	5,930
Depreciation and amortization	48,754	173,963	42,937	—	265,654
Non-cash stock-based compensation expense	26,405	—	—	—	26,405
Impairment of inventory	—	2,300	1,893	—	4,193
Impairment of long-lived assets	—	6,117	13,914	—	20,031
(Gain) loss on sale of fixed assets	(1)	255	523	—	777
Equity earnings of unconsolidated entities, net of tax	(1,522)	23	379	70	(1,050)
Deferred and other non-cash income taxes	(957)	(25,455)	(15,302)	—	(41,714)
Other non-cash items	2,714	1,680	(16)	—	4,378
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(28,321)	(12,225)	1,000	(39,546)
Inventories, net	—	(24,331)	(12,677)	(4,937)	(41,945)
Prepaid expenses and other current assets	616	11,645	(24,758)	5,111	(7,386)
Accounts payable	(84)	9,669	(2,392)	—	7,193
Accrued expenses and other current liabilities	(154,680)	111,764	15,476	(1,651)	(29,091)
Other non-current liabilities	(1,104)	139	4,365	—	3,400
Intercompany payable (receivable)	224,208	(282,185)	54,036	3,941	—

Net cash provided by continuing operations	75,935	1,435	76,999	2,307	156,676
Net cash used in discontinued operations	—	(7,348)	(1,439)	(45)	(8,832)

Net cash provided by (used in) operating activities	75,935	(5,913)	75,560	2,262	147,844

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,009)	(42,149)	(24,220)	1,679	(65,699)
Proceeds from sale of property, plant and equipment	—	96	974	—	1,070
Cash paid for acquisitions and transactional costs, net of cash acquired	(470,393)	10,185	(189,691)	—	(649,899)
Cash received from (paid for) investments in minority interests and marketable securities	1,372	(1,113)	11,874	—	12,133
Increase in other assets	(1,000)	(4,932)	(4,568)	—	(10,500)

Net cash (used in) provided by continuing operations	(471,030)	(37,913)	(205,631)	1,679	(712,895)
Net cash used in discontinued operations	—	(437)	—	—	(437)

Net cash (used in) provided by investing activities	(471,030)	(38,350)	(205,631)	1,679	(713,332)

Cash Flows from Financing Activities:
(Increase) decrease in restricted cash	—	(1,145)	140,349	—	139,204
Issuance costs associated with preferred stock	(350)	—	—	—	(350)
Cash paid for financing costs	(1,401)	—	—	—	(1,401)
Other	(56)	—	—	—	(56)
Proceeds from issuance of common stock, net of issuance costs	20,675	—	—	—	20,675
Net repayments on long-term debt	(9,750)	(4,037)	—	—	(13,787)
Net proceeds (repayments) from revolving lines-of-credit	142,000	(2,320)	(2,438)	—	137,242
Tax benefit on exercised stock options	17,542	—	—	—	17,542
Principal payments of capital lease obligations	—	(362)	(596)	—	(958)

Net cash provided by (used in) continuing operations	168,660	(7,864)	137,315	—	298,111
Net cash used in discontinued operations	—	(342)	—	—	(342)

Net cash provided by (used in) financing activities	168,660	(8,206)	137,315	—	297,769

Foreign exchange effect on cash and cash equivalents	—	(866)	(882)	(3,941)	(5,689)

Net (decrease) increase in cash and cash equivalents	(226,435)	(53,335)	6,362	—	(273,408)
Cash and cash equivalents, beginning of period	228,178	123,133	63,421	—	414,732

Cash and cash equivalents, end of period	$1,743	$69,798	$69,783	$—	$141,324

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(28)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities:
Net (loss) income	$(243,352)	$56,263	$(11,427)	$(44,836)	$(243,352)
Income (loss) from discontinued operations, net of tax	—	195	(528)	(85)	(418)

Income (loss) from continuing operations	(243,352)	56,068	(10,899)	(44,751)	(242,934)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(44,870)	—	—	44,870	—
Interest expense related to amortization and write-off of deferred financing costs	6,884	2,122	1,957	—	10,963
Depreciation and amortization	43,718	28,174	26,090	—	97,982
Non-cash stock-based compensation expense	52,210	—	—	—	52,210
Charge for in-process research and development	173,825	—	—	—	173,825
Impairment of long-lived assets	—	108	3,764	—	3,872
Loss (gain) on sale of fixed assets	—	115	(56)	—	59
Equity earnings of unconsolidated entities, net of tax	(1,069)	—	(3,348)	45	(4,372)
Interest in minority investments	—	—	—	—	—
Deferred and other non-cash income taxes	(36,291)	3,050	3,694	1,539	(28,008)
Other non-cash items	197	—	—	—	197
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	25,796	(9,095)	29,451	46,152
Inventories, net	—	6,639	(9,230)	(79)	(2,670)
Prepaid expenses and other current assets	(2,669)	45,319	141	(27,595)	15,196
Accounts payable	2,198	(8,704)	4,350	—	(2,156)
Accrued expenses and other current liabilities	16,714	(34,766)	(12,389)	(3,395)	(33,836)
Other non-current liabilities	407	220	1,156	—	1,783
Intercompany payable (receivable)	1,385,254	(1,385,378)	5,391	(5,267)	—

Net cash provided by (used in) continuing operations	1,353,156	(1,261,237)	1,526	(5,182)	88,263
Net cash provided by (used in) discontinued operations	—	18	559	(85)	492

Net cash provided by (used in) operating activities	1,353,156	(1,261,219)	2,085	(5,267)	88,755

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,538)	(12,278)	(22,015)	—	(35,831)
Proceeds from sale of property, plant and equipment	—	171	93	—	264
Cash paid for acquisitions and transactional costs, net of cash acquired	(2,147,492)	179,154	(67,778)	—	(2,036,116)
Cash received, net of cash paid, from formation of joint venture	30,881	—	293,289	—	324,170
Cash (paid for) received from investments in minority interests and marketable securities	(1,471)	1,550	(10,256)	—	(10,177)
(Increase) decrease in other assets	(26,362)	3,316	(5,327)	—	(28,373)

Net cash (used in) provided by continuing operations	(2,145,982)	171,913	188,006	—	(1,786,063)
Net cash used in discontinued operations	—	(467)	—	—	(467)

Net cash (used in) provided by investing activities	(2,145,982)	171,446	188,006	—	(1,786,530)

Cash Flows from Financing Activities:
Increase in restricted cash	—	(15)	(141,854)	—	(141,869)
Cash paid for financing costs	(40,347)	(164)	(164)	—	(40,675)
Proceeds from issuance of common stock, net of issuance costs	1,122,852	—	—	—	1,122,852
Net repayments on long-term debt	—	—	(22,326)	—	(22,326)
Net proceeds (repayments) from revolving lines-of-credit	1,166,601	(47,703)	(4,727)	—	1,114,171
Tax benefit on exercised stock options	867	—	—	—	867
Principal payments of capital lease obligations	—	(12)	(82)	—	(94)
Intercompany notes (receivable) payable	(1,245,000)	1,245,000	—	—	—

Net cash provided by (used in) continuing operations	1,004,973	1,197,106	(169,153)	—	2,032,926
Net cash used in discontinued operations	—	(542)	—	—	(542)

Net cash provided by (used in) financing activities	1,004,973	1,196,564	(169,153)	—	2,032,384

Foreign exchange effect on cash and cash equivalents	—	761	2,991	5,267	9,019

Net increase in cash and cash equivalents	212,147	107,552	23,929	—	343,628
Cash and cash equivalents, beginning of period	16,031	20,074	34,999	—	71,104

Cash and cash equivalents, end of period	$228,178	$127,626	$58,928	$—	$414,732