Form 10-K/A
period 2009-12-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2010-03-04
CIK 1145460

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
For the transition period from to

Commission file number 000-16789

INVERNESS MEDICAL INNOVATIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3565120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
51 Sawyer Road, Suite 200, Waltham, Massachusetts	02453
(Address of principal executive offices)	(Zip Code)
(781) 647-3900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”):

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 per share par value	New York Stock Exchange
Series B Convertible Perpetual Preferred Stock, $0.001 per share par value	New York Stock Exchange
9.00% Senior Subordinated Notes Due 2016, $0.001 per share par value	New York Stock Exchange

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

INVERNESS MEDICAL INNOVATIONS, INC.

FORM 10-K
For The Fiscal Year Ended December 31, 2009

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the U.S. Securities and Exchange Commission on March 1, 2010 (the “Original Report”) in order to provide additional signatures, which were inadvertently omitted from the Original Report.

We have made no other significant changes to the Original Report, although we have corrected certain historical interest rates provided within Note 6(a) to the consolidated financial statements filed as part of the Original Report and refiled Exhibit 21.1 to the Original Report. In order to preserve the nature and character of the disclosures set forth in the Original Report, this report speaks as of the date of the filing of the Original Report, March 1, 2010, and we have not updated the disclosures in this report to speak as of a later date.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. Readers should carefully review statements that contain these words because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We caution investors that all such forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from any projected results or expectations that we discuss in this report. You should therefore carefully review the risk factors and uncertainties discussed in Item 1A entitled “Risk Factors,” which begins on page 14 of this report, as well as those factors identified from time to time in our periodic filings with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements.

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

The medical products industry, including the diagnostic testing industry, historically has been characterized by extensive litigation regarding patents, licenses and other intellectual property rights. As the fact of our pending litigation with Healthways, Inc. and Robert Bosch North America Corp. and with Health Hero Network Inc. suggests, litigation relating to intellectual property rights is also a risk in the health management industry. For more information regarding these pending matters see Item 3 entitled “Legal Proceedings” beginning on page 31.

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

The medical products industry, including the diagnostic testing industry, and the health management industry place considerable importance on obtaining and enforcing patent and trade secret protection for new technologies, products, services and processes. Trademark protection is an important factor in the success of certain of our product lines and health management programs. Our success therefore depends, in part, on our abilities to obtain and enforce the patents and trademark registrations necessary to protect our products, to preserve our trade secrets and to avoid or neutralize threats to our proprietary rights from third parties. We cannot, however, guarantee our success in enforcing or maintaining our patent rights; in obtaining future patents or licensed patents in a timely manner or at all; or as to the breadth or degree of protection that our patents or trademark registrations or other intellectual property rights might afford us. For more information regarding the risks associated with our reliance on intellectual property rights see the risk factors discussed in Item 1A entitled “Risk Factors” on pages 14 through 30 of this report.

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

The risks described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities. This section includes or refers to certain forward-looking statements; you should read the explanation of the qualifications and limitations on such forward-looking statements beginning on pages 3 and 36 of this report.

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

We are involved in various legal proceedings arising out of our businesses, including those matters discussed in Item 3 entitled “Legal Proceedings” beginning on page 31. Because of the nature of our business, we may be subject at any particular time to commercial disputes, product liability claims, negligence claims or various other lawsuits arising in the ordinary course of our business, including infringement, employment or investor matters, and we expect that this will continue to be the case in the future. Such lawsuits generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. An adverse ruling or rulings in one or more such lawsuits could, individually or in the aggregate, have a material adverse effect on our sales, operations or financial performance. In addition, we aggressively defend our patent and other intellectual property rights. This often involves bringing infringement or other commercial claims against third parties. These suits can be expensive and result in counterclaims challenging the validity of our patents and other rights. We cannot assure you that these lawsuits or any future lawsuits relating to our business will not have a material adverse effect on us.

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

Forward-Looking Statements

This Annual Report on Form 10-K, including this Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements in this Item 7 include, without limitation, statements regarding anticipated expansion and growth in certain of our product and service offerings, research and development expenditures, the impact of our research and development activities, potential new product and technology achievements, the impact of our global distribution network, our ability to improve our working capital and operating margins, our expectations with respect to Apollo, our new integrated health management technology platform, our ability to improve care and lower healthcare costs for both providers and patients, and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Item 1A entitled “Risk Factors,” which begins on page 14 of this report, as well as those factors identified from time to time in our periodic filings with the Securities and Exchange Commission. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

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

Our independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on our internal controls over financial reporting, which appears on page 65.

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

Date: March 4, 2010

By:	/s/ Ron Zwanziger
Ron Zwanziger
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Zwanziger Ron Zwanziger	Chief Executive Officer, President and Director (Principal Executive Officer)	March 4, 2010

/s/ David Teitel David Teitel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2010

/s/ Eli Y. Adashi, MD Eli Y. Adashi, MD	Director	March 4, 2010

/s/ Carol R. Goldberg Carol R. Goldberg	Director	March 4, 2010

/s/ Robert P. Khederian Robert P. Khederian	Director	March 4, 2010

/s/ John F. Levy John F. Levy	Director	March 4, 2010

/s/ Jerry McAleer Jerry McAleer	Director	March 4, 2010

/s/ John A. Quelch John A. Quelch	Director	March 4, 2010

/s/ James Roosevelt, Jr. James Roosevelt, Jr.	Director	March 4, 2010

/s/ David Scott David Scott	Director	March 4, 2010

/s/ Peter Townsend Peter Townsend	Director	March 4, 2010

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

The following describes each of the above listed debt instruments:

(a) First Lien Credit Agreement and Second Lien Credit Agreement

On June 26, 2007, in conjunction with our acquisition of Biosite, we entered into a First Lien Credit Agreement, or senior secured credit facility, and a Second Lien Credit Agreement, or junior secured credit facility, collectively, secured credit facility, with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and certain related guaranty and security agreements. The senior secured credit facility initially provided for term loans in the aggregate amount of $900.0 million and, subject to our continued compliance with the senior secured credit facility, a $150.0 million revolving line-of-credit. The junior secured credit facility provides for term loans in the aggregate amount of $250.0 million. We may repay any future borrowings under the senior secured credit facility revolving line-of-credit at any time, but in no event later than June 26, 2013. We must repay the entire junior facility term loan on June 26, 2015. As of December 31, 2009, the term loans and the revolving line-of-credit under the senior secured credit facility bore interest at 2.24% and 2.23%, respectively. The term loan under the junior secured credit facility bore interest at 4.48%.

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

Interest expense related to our 7.875% senior notes for the year ended December 31, 2009, including amortization of deferred financing costs and original issue discounts, was $7.3 million. As of December 31, 2009, accrued interest related to the senior notes amounted to $7.8 million.

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