Form 10-K/A
period 2009-12-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2010-04-16
CIK 1145460

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock on the New York Stock Exchange on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,940,958,310.

As of March 31, 2010, the registrant had 83,964,221 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INVERNESS MEDICAL INNOVATIONS, INC.

FORM 10-K
For The Fiscal Year Ended December 31, 2009

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission on March 1, 2010 (as previously amended, the “Original Report”), to include information previously omitted from the Original Report in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

We have made no other significant changes to the Original Report. In order to preserve the nature and character of the disclosures set forth in the Original Report, this report speaks as of the date of the filing of the Original Report, March 1, 2010, and we have not updated the disclosures in this report to speak as of a later date.

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

/s/  BDO Seidman, LLP

Boston, Massachusetts
February 26, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors.

Name	Age	Position

Ron Zwanziger	56	Chairman of the Board, Chief Executive Officer and President
David Scott, Ph.D.	53	Director, Chief Scientific Officer
Jerry McAleer, Ph.D.	54	Director, Vice President, Research and Development and Vice President, Cardiology
Hilde Eylenbosch, M.D.	46	Senior Vice President, Marketing
David Toohey	53	President, Europe/Middle East
John Yonkin	50	Vice President, Operations
John Bridgen, Ph.D.	63	Senior Vice President, Business Development
David Teitel	46	Chief Financial Officer, Vice President & Treasurer
Jon Russell	45	Vice President, Finance
Michael K. Bresson	52	Vice President, Mergers & Acquisitions
Paul T. Hempel	61	Senior Vice President, Leadership Development and Special Counsel, Secretary
Ellen Chiniara	51	Vice President, General Counsel and Assistant Secretary
Tom Underwood	51	Chief Executive Officer, Alere Health, LLC
Emanuel Hart	60	Vice President, LAmARCIS
David Walton	56	Vice President, Asia Pacific
Eli Y. Adashi, M.D.	65	Director
Carol R. Goldberg	79	Director
Robert P. Khederian	58	Director
John F. Levy	63	Director
John A. Quelch	58	Director
James Roosevelt, Jr.	64	Director
Peter Townsend	75	Director

Our Class III Directors — Term Expiring 2010

Eli Y. Adashi, MD, MS, CPE, FACOG, joined the Board on April 1, 2009. The outgoing Dean of Medicine and Biological Sciences and the Frank L. Day Professor of Biology at Brown University, Dr. Adashi — Harvard-educated in Health Care Management (MS; 2005; HSPH) — is presently a Professor of Medical Science at The Warren Alpert Medical School of Brown University and has been since 2004. A Physician-Scientist-Executive with over 25 years of experience in Health Care and in the Life Sciences. Dr. Adashi is a member of the Institute of Medicine of the National Academy of Sciences and of its Board on Health Sciences Policy. Dr. Adashi is the founder and former leader of the multidisciplinary Ovarian Cancer Program of the NCI-designated Huntsman Cancer Research Institute. Dr. Adashi also served on sabbatical on the Quality Improvement Group of the Office of Clinical Standards and Quality, Centers for Medicare and Medicaid Services (CMS) and is a current ad hoc member of the Reproductive Health Drugs Advisory Committee of the U.S. Food & Drug Administration. A fellow of the American Association for the Advancement of Science and a member of the Association of American Physicians, Dr. Adashi is the author or co-author of over 250 peer-reviewed publications, over 120 book chapters/reviews, and 13 books focusing on ovarian biology, ovarian cancer and reproductive health. Dr. Adashi is a member of the Board’s Compensation Committee. Dr. Adashi brings to our Board senior management experience and immense knowledge and experience in medicine and science from the provider perspective.

Robert P. Khederian has served on the Board since July 31, 2001. Mr. Khederian is the Chairman of Belmont Capital, a venture capital firm he founded in 1996, and Provident Corporate Finance, an investment banking firm he founded in 1998. From 1984 through 1996, he was founder and Chairman of Medical Specialties Group, Inc., a nationwide distributor of medical products which was acquired by Bain Capital. Mr. Khederian had been the Chairman of the Board of Cambridge Heart, Inc. from August 2006 to August 2008. Mr. Khederian also served as the interim CEO of Cambridge Heart, Inc. from December 2006 to December 2007. Mr. Khederian is a member of the Company Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. A former chief executive officer, Mr. Khederian has extensive knowledge of the capital markets and brings to the Board significant and valuable financial and investment expertise.

David Scott, Ph.D., has served on the Board since July 31, 2001 and has served as our Chief Scientific Officer since our inception in May 2001. Dr. Scott served as Chairman of Inverness Medical Limited, a subsidiary of our predecessor company, Inverness Medical Technology, from July 1999 through November 2001, when that company was acquired by Johnson & Johnson, and as a managing director of Inverness Medical Limited from July 1995 to July 1999. Dr. Scott served as Managing Director of Great Alarm Limited, a consulting company, from October 1993 to April 1995. Between October 1984 and September 1993, he held several positions at MediSense UK, serving most recently as Managing Director, where he was responsible for managing product development, as well as the mass manufacture of one of its principal products, ExacTech. Dr. Scott’s scientific and management background in our industry provides our Board with valuable general business and research and development expertise.

Peter Townsend has served on the Board since May 30, 2001. Mr. Townsend served as a director of our predecessor company, Inverness Medical Technology, from August 1996 through November 2001, when that company was acquired by Johnson & Johnson. From 1991 to 1995, when he retired, Mr. Townsend served as Chief Executive Officer and a director of Enviromed plc, a medical products company. Mr. Townsend is a member of the Board’s Audit Committee. As a former chief executive officer of a medical products company, Mr. Townsend brings to the Board financial expertise, significant industry experience and an international business perspective.

Our Class I Directors — Term Expiring 2011

John A. Quelch joined the Board on March 10, 2003.  Since June 2001, Dr. Quelch has been a professor and Senior Associate Dean at the Harvard Business School. From July 1998 through June 2001, he was Dean of the London Business School. Dr. Quelch also serves as a director of WPP plc, the world’s largest marketing and media services company, and as Chairman of the Massachusetts Port Authority. Dr. Quelch served as a director of Pepsi Bottling Group from 2005 to 2010 and of Gentiva Health Services, Inc. from 2006 to 2009. He is Chairperson of the Board’s Nominating and Corporate Governance Committee. Through his general business experience and academic credentials, Dr. Quelch brings to our Board both industry and academic expertise in marketing and organizational management.

John F. Levy has served on the Board since May 30, 2001. Mr. Levy served as director of Inverness Medical Technology from August 1996 through November 2001, when that company was acquired by Johnson & Johnson. Since 1993, he has been an independent consultant. Mr. Levy served as President and Chief Executive Officer of Waban, Inc., a warehouse merchandising company, from 1989 to 1993. Mr. Levy is Chairperson of the Board’s Audit Committee and is a member of the Board’s Compensation Committee and Nominating and Corporate Governance Committee. A former chief executive officer, Mr. Levy brings to our Board financial expertise, investment experience and a knowledge of distribution systems.

Jerry McAleer, Ph.D., joined the Board on March 10, 2003. Dr. McAleer has also served as our Vice President, Research and Development since our inception in May 2001 and has served as our Vice President, Cardiology since early 2006. Dr. McAleer served as Vice President of Research and Development of our predecessor company, Inverness Medical Technology, from 1999 through November 2001, when that company was acquired by Johnson & Johnson. From 1995 to 1999, Dr. McAleer served as Director of Development of Inverness Medical Limited, Inverness Medical Technology’s primary research and development unit, where he headed the development of Inverness Medical Technology’s electrochemical glucose strips. Prior to joining Inverness Medical Technology, Dr. McAleer held senior research and development positions at MediSense, a medical device company, and Ecossensors, Inc., an environmental research company. Dr. McAleer’s scientific background in our industry provides our Board with valuable research and development expertise.

Our Class II Directors — Term Expiring 2012

Carol R. Goldberg has served on the Board since May 30, 2001. Ms. Goldberg served as a director of our predecessor company, Inverness Medical Technology, from August 1992 through November 2001, when that company was acquired by Johnson & Johnson. Since December 1989, she has served as President of The AVCAR Group, Ltd., an investment and management consulting firm in Boston, Massachusetts. Ms. Goldberg is Chairperson of the Board’s Compensation Committee and a member of the Board’s Nominating and Corporate Governance Committee. As the former President and Chief Operating Officer of Stop & Shop Companies, Inc., Ms. Goldberg brings a wealth of financial, marketing and consumer expertise to the Board.

James Roosevelt, Jr. joined the Board on February 6, 2009. Mr. Roosevelt has served as the President and Chief Executive Officer of Tufts Health Plan since 2005. From 1999 to 2005, Mr. Roosevelt was Senior Vice President and General Counsel of Tufts Health Plan. Mr. Roosevelt also serves as Co-Chair of the Rules and By-laws Committee of the Democratic National Committee, Co-Chair of the Board of Directors for the Tufts Health Care Institute, and member of the Board of Directors at American Health Insurance Plans, Emmanuel College and PointRight Inc., where he serves as a member of the Compensation Committee. Mr. Roosevelt is a member of the Board’s Nominating and Corporate Governance Committee. Mr. Roosevelt brings to our Board extensive senior management, policy-making and financial experience within the health insurance industry, which includes important customers of the Company and is a driving force behind the demand for control of healthcare costs, which is reshaping the diagnostic and health management industries in which we operate.

Ron Zwanziger has served as our Chairman, Chief Executive Officer and President since our inception on May 11, 2001. Mr. Zwanziger served as Chairman, Chief Executive Officer and President of our predecessor company, Inverness Medical Technology, from its inception in 1992 through November 2001 when that company was acquired by Johnson & Johnson. From 1981 to 1991, he was Chairman and Chief Executive Officer of MediSense, a medical device company. Mr. Zwanziger also serves as a director and Chairperson of the Nominating and Corporate Governance Committee of AMAG Pharmaceuticals, Inc., and served a portion of 2009 as a member of the Compensation Committee for AMAG Pharmaceuticals, Inc. As the Chief Executive Officer of the Company, as well as the founder and chief executive officer of two other successful medical diagnostic companies, Mr. Zwanziger brings strategic vision, leadership, extensive business and operating experience and an immense knowledge of our Company and the industry to the Board.

Executive Officers Who Are Not Directors

Hilde Eylenbosch, M.D., recently assumed the title of Senior Vice President, Marketing, after serving as our Vice President, Marketing since April 1, 2009. Prior to that, she served as Chief Executive Officer of SPD Swiss Precision Diagnostics GmbH, our 50/50 joint venture with Proctor & Gamble, since its inception on May 18, 2007. Dr. Eylenbosch has also served as our President, Consumer Diagnostics since June 2006. Prior to assuming that title she served as Vice President, Consumer Diagnostics from July 2005 to June 2006, Vice President, Consumer Marketing from October 2004 to July 2005 and Vice President of International Women’s Health from November 2001 to October 2004. Dr. Eylenbosch served in the same capacity for our predecessor company, Inverness Medical Technology, from August 2001 until that company was acquired by Johnson & Johnson in November 2001. Prior to that, she held various positions at Inverness Medical Technology, including Director of U.S. Women’s Health from September 1998 through October 2000. When she joined Inverness Medical Technology in January 1995, Dr. Eylenbosch was responsible for marketing that company’s women’s health products in Europe. Before joining Inverness Medical Technology, Dr. Eylenbosch was employed by Synthelabo, a French pharmaceutical company, where she held various marketing positions.

David Toohey was appointed President, Europe/Middle East in January 2008. Prior to that, he served as President, Professional Diagnostics from December 2005, as Vice President, Professional Diagnostics from October 2002, as Vice President, European Operations from February 2002, and as Vice President, New Products from November 2001. He also served as Managing Director of our Unipath Limited subsidiary from December 2001 through October 2002. Mr. Toohey was employed by our predecessor company, Inverness Medical Technology, as its Vice President, New Products from May 2001 through November 2001, when that company was acquired by Johnson & Johnson. Prior to joining Inverness Medical Technology, Mr. Toohey served as Vice President of Operations at Boston Scientific Corporation’s Galway, Ireland facility where he oversaw its growth, from a start-up to Boston Scientific Corporation’s largest manufacturing facility, between 1995 and 2001. Prior to that time he held various executive positions at Bausch & Lomb, Inc., Digital Equipment Corp. and Mars, Inc.

John Yonkin was appointed Vice President, Operations in July 2009. Previously, he served as President, Inverness Medical Innovations North America, Inc. from January 2008. Prior to that, he served as President, U.S. Point of Care from June 2006. Mr. Yonkin also served as President, Nutritionals, a role he had from June 2006 until we sold that business in 2010. Prior to that, he served as our Vice President, Nutritionals from April 2005 to June 2006 and Vice President, U.S. Sales and Marketing from November 2001 to April 2005. Mr. Yonkin served as Vice President of U.S. Sales of our predecessor company, Inverness Medical Technology, from October 1998 through January 2000 and as its General Manager from January 2000 through November 2001, when that company was acquired by Johnson & Johnson. He also served as Manager of Product Development for Inverness Medical Technology from October 1997 until October 1998. From January 1995 to September 1997, Mr. Yonkin was Director of National Accounts for Genzyme Genetics, a subsidiary of Genzyme, Inc., a leader in genetic testing services for hospitals, physicians and managed healthcare companies.

John Bridgen, Ph.D., recently assumed the title of Senior Vice President, Business Development, after serving as our Vice President, Business Development since June 2006. Prior to that he served as our Vice President, Strategy since September 2005. Dr. Bridgen joined our Company in September 2002 upon our acquisition of Wampole Laboratories, LLC. Dr. Bridgen served as President of Wampole from August 1984 until September 2005. Prior to joining Wampole, Dr. Bridgen had global sales and marketing responsibility for the hematology and immunology business units of Ortho Diagnostic Systems Inc., a Johnson & Johnson company.

David Teitel has served as our Chief Financial Officer and Treasurer since December 2006. Mr. Teitel has over 20 years of public and private company finance experience, including nine years of audit experience at Arthur Andersen and senior financial positions with Thermo Electron Corp., which is now Thermo Fisher Scientific Inc. and Deknatel Snowden Pencer Inc. Mr. Teitel joined the Company in December 2003 as Director of Finance Operations and assumed the title Vice President, Finance in December 2004.

Jon Russell has served as our Vice President, Finance since December 2006. In this role, Mr. Russell oversees financial systems management and integration and shares responsibility for external communications with the Chief Executive Officer. Previously, Mr. Russell was Chief Financial Officer of Wampole Laboratories, LLC. He has more than 20 years of experience in finance and operations management, including senior operational finance positions in North America and Europe with Precision Castparts Corporation, Vertex Interactive, Inc. and Genicom Corporation. Mr. Russell began his career at Ernst & Young LLP.

Michael K. Bresson rejoined us as Vice President, Mergers & Acquisitions, in January 2007 after serving as President of LifeTrac Systems Incorporated from February 2006 to December 2006. Previously, Mr. Bresson served as our Vice President, Business Development from May 2005 to February 2006. From 1998 until January 2005, he was employed at Apogent Technologies Inc. (now part of Thermo Fisher Scientific Inc.), last serving as Apogent’s Executive Vice President — Administration, General Counsel and Secretary. Prior to joining Apogent in 1998, Mr. Bresson was a partner at the law firm of Quarles & Brady LLP.

Paul T. Hempel served as our General Counsel and Secretary from our inception on May 11, 2001 until April 2006, when Mr. Hempel became Senior Vice President in charge of Leadership Development, while retaining his role as Secretary. Mr. Hempel also retained oversight of our legal affairs until May 2007. Mr. Hempel served as General Counsel and Assistant Secretary of our predecessor company, Inverness Medical Technology, from October 2000 through November 2001, when that company was acquired by Johnson & Johnson. Prior to joining Inverness Medical Technology, he was a founding stockholder and Managing Director of Erickson Schaffer Peterson Hempel & Israel PC from 1996 to 2000. Prior to 1996, Mr. Hempel was a partner and managed the business practice at Bowditch & Dewey LLP.

Ellen Chiniara serves as Vice President, General Counsel and Assistant Secretary and is responsible for managing legal matters for our Company. Ms. Chiniara joined our Company in October 2006 as General Counsel of the Professional Diagnostics strategic business unit and became General Counsel of our Company in May 2007. From 2002 to 2006, Ms. Chiniara was Associate General Counsel, Neurology of Serono, Inc., a biopharmaceutical company. Previously, she served as General Counsel to a healthcare venture capital fund and a healthcare management services organization, where she also was Chief Operating Officer of its clinical trial site management division. From 1994 to 1997, Ms. Chiniara was Assistant General Counsel at Value Health, a specialty managed healthcare company. Prior to 1994, Ms. Chiniara was a corporate attorney in Boston with Hale and Dorr (now Wilmer Cutler Pickering Hale and Dorr LLP).

Tom Underwood has served as Chief Executive Officer of Alere Health, LLC since February 2010. Mr. Underwood served as President of the Technology Solutions Division of Alere from May 2008 and then as our Chief Information Officer since September 2009. Mr. Underwood served as President and Chief Operating Officer of Matria Healthcare from January 2008 until May 2008 when we acquired Matria. Prior to this role and since joining Matria Healthcare in June 2007, he served as Executive Vice President of Technology. Mr. Underwood came to Matria from First Consulting Group (FCG), where he last served as President of Global Shared Services. During his tenure with FCG, Mr. Underwood served in various executive leadership roles, including President of Global Shared Services, Executive Vice President of Healthcare, Executive Vice President of Government and Technology, and President of FCG Software Services. Previously, Mr. Underwood was Chief Executive Officer and President of Paragon Solutions, an offshore software development business that was acquired by FCG. Prior to his employment with Paragon and FCG, Mr. Underwood was the technology executive for IMNET Systems, an electronic medical record solutions company, which was acquired by McKesson HBOC. Earlier in his career, Mr. Underwood held numerous management and technology roles within Perceptics, a division of the Westinghouse Company, and AT&T Bell Laboratories.

Emanuel Hart served as Chief Executive Officer and President of Orgenics Ltd. (Israel), one of our subsidiaries, from July 1997 through 2007. Orgenics Ltd. includes manufacturing, research and development and marketing business units. In August 2007, Mr. Hart was appointed Vice President for International Business responsible for the Latin America, Africa, Russia, ex-Soviet Union countries and Israel territories (LAmARCIS) for all of our products.

David Walton serves as Vice President, Asia Pacific.  Mr. Walton joined our Company in December 2001 when we acquired the Unipath business from Unilever, where he was previously International Director for the Consumer and Professional Diagnostic business units. Prior to this, Mr. Walton held various senior global sales and marketing roles in the Diagnostics Division of Eli Lilly based at Hybritech in San Diego, California and Liege, Belgium, Biorad U.K. and Corning Medical U.K.

Corporate Governance

The Audit Committee

The Company has a standing Audit Committee consisting of Mr. Levy, its Chairperson, Mr. Townsend and Mr. Khederian. Among other things, the Audit Committee oversees our accounting and financial reporting processes, including the selection, retention and oversight of our independent registered public accountant and the pre-approval of all auditing and non-auditing services provided by the independent registered public accountant. The Board has determined that Mr. Levy is an “audit committee financial expert,” as defined by SEC rules adopted pursuant to the Sarbanes-Oxley Act.

Code of Ethics

Our Board has adopted a code of ethics that applies to all of our employees and agents worldwide, including our chief executive officer, our chief financial officer, our controller, our other executive officers and the members of the Board. Known as The Inverness Medical Innovations Business Conduct Guidelines, this code of ethics is posted in its entirety on the Corporate Governance page of our website at www.invmed.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of our outstanding shares of common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Such persons are required by applicable regulations to furnish us with copies of all reports filed pursuant to Section 16(a). To our knowledge, based solely on a review of the copies of such reports received by us and certain written representations that no other reports were required, we believe that for the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to our officers, directors and 10% beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation paid to our key executives, our chief financial officer, or our CFO, and our three other most highly-compensated executive officers. These officers are collectively referred to as the named executive officers for purposes of this discussion. We refer to Ron Zwanziger, our Chief Executive Officer, or our CEO; David Scott, Ph.D., our Chief Scientific Officer; and Jerry McAleer, Ph.D., our Vice President, Research and Development, as our “key executives.”

Philosophy and Objectives

The objective of our executive compensation program is to attract, retain and motivate the talented and dedicated executives who are critical to our goals of continued growth, innovation, increasing profitability and, ultimately, maximizing shareholder value. Specifically, we seek to attract and reward executives who display certain fundamental leadership characteristics for hiring and promotion that we have identified as consistent with our Company goals and culture. We provide these executives with what we believe to be a competitive total compensation package consisting primarily of base salary, long-term equity incentive compensation and a broad-based benefits program. Our compensation program is designed to reward each executive’s individual performance by considering generally their past and potential contribution to our achievement of key strategic goals, such as revenue generation, margin improvement and the establishment and maintenance of key strategic relationships. Our executive compensation program aims to provide a risk-balanced compensation package which is competitive in our market sector and, more importantly, relevant to the individual executive.

Our policy for allocating between long-term and currently-paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and our stockholders. Accordingly, (i) we provide cash compensation in the form of base salary to meet competitive cash compensation norms and (ii) we provide non-cash compensation, primarily in the form of stock-based awards, to reward superior performance against long-term strategic goals. Although we did grant cash bonuses during 2009, as discussed below, we do not provide a formal short-term incentive plan, as our strategic philosophy is to focus on the long-term goals discussed above. Because we do not have an annual cash incentive compensation plan, we set the base salaries for our named executive officers at a level higher than the average base salaries for executives in similar positions with similar responsibilities at comparable companies. In general, we target our base salaries at the average of the range of annual cash compensation (base salary plus annual non-equity incentive compensation) for competitive positions. Our Compensation Committee believes this compensation structure focuses our executives’ attention primarily on long-term stock price appreciation, rather than short-term results, and yet enables us to recruit and retain talented executives by ensuring that their annual cash compensation in the form of base salary is competitive with the aggregate annual cash compensation paid by other companies through base salaries and short-term cash incentive plans.

Executive Compensation Process

The compensation of our named executive officers, as well as our other executive officers, is reviewed by our Compensation Committee at least annually for consistency with the objectives described above. Our management, including our CEO, participates in this review by making its own recommendations as to the compensation of our executive officers to the Compensation Committee. The Compensation Committee considers the recommendations of management in assessing executive compensation but also relies on other data and resources and may utilize the services of a compensation consultant in reviewing and determining executive compensation.

In reviewing executive compensation, the Compensation Committee and management also consider the practices of comparable companies of similar size, geographic location and market focus. In 2009, management and the Compensation Committee utilized the 2009 Radford Global Life Sciences Survey, or the 2009 Radford Survey, which provided comprehensive baseline compensation data on positions at the executive, management and professional levels, including salary, total cash compensation, options and equity compensation. Management and the Compensation Committee occasionally collect and analyze publicly available compensation data and other subscription compensation survey data. While benchmarking may not always be appropriate as a standalone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this compensation information is an important part of our compensation-related decision-making process.

In addition, during 2009 the Compensation Committee engaged a compensation consultant, Aon Consulting’s Radford Surveys + Consulting, or Radford, to assist the committee in assessing total compensation of our key executives. As part of its engagement, Radford assisted the Compensation Committee in selecting a new peer group to utilize in assessing the competitiveness of the compensation of our key executives. The peer group the Compensation Committee used in assessing 2008 compensation was considered out of date due to the fact that a number of the peer companies had been acquired, merged or no longer fit our peer criteria. The peer group selected by the Compensation Committee for purposes of evaluating 2009 executive compensation of the key executives consisted of nineteen publicly traded companies in a similar industry space and with similar revenues and market capitalizations. Of the 2009 peer group companies, 26% are health management companies and 74% are diagnostics/medical equipment companies. Specifically the peer group is comprised of the following companies:

•	Beckman Coulter, Inc.

•	Becton Dickinson and Company

•	Bio-Rad Laboratories, Inc.

•	Catalyst Health Solutions, Inc.

•	C.R. Bard, Inc.

•	Gen-Probe Incorporated

•	Healthways, Inc.

•	Hologic, Inc.

•	Hospira, Inc.

•	IDEXX Laboratories, Inc.

•	Kinetic Concepts, Inc.

•	Life Technologies Corporation

•	Lincare Holdings, Inc.

•	Magellan Health Services, Inc.

•	Myriad Genetics, Inc.

•	PerkinElmer, Inc.

•	RehabCare Group, Inc.

•	St. Jude Medical, Inc.

•	Varian Medical Systems, Inc.

In connection with this engagement, Radford provided a detailed report, the 2009 Radford Report, which included summary observations and considerations regarding our compensation philosophy and methodology, as well as detailed competitive assessments of the cash and equity compensation of the key executives.

The Compensation Committee considered the 2009 Radford Survey and, in connection with the compensation of the key executives, the 2009 Radford Report, in its assessment of each element of 2009 executive compensation, as well as overall compensation.

In determining each component of an executive’s compensation, numerous factors particular to the executive are considered, including:

•	The individual’s particular background, including prior relevant work experience;

•	The demand for individuals with the executive’s specific expertise and experience;

•	The individual’s role with us and the compensation paid to similar persons determined through benchmark studies;

•	The individual’s performance and contribution to our achievement of Company goals and objectives; and

•	Comparison to other executives within our Company.

Elements of Compensation

Executive compensation consists of the following elements:

Base Salary.  Base salary is established based on the factors discussed above. Our general compensation philosophy, as described above, is to offer a competitive package of base salary plus long-term, equity-based incentive compensation. Because of this, we ensure that the cash compensation of our executives is competitive by targeting annual base salary for a particular individual near the average of the range of annual cash compensation (base salary plus annual non-equity incentive compensation) for executives in similar positions with similar responsibilities at comparable companies. Other elements of compensation, including past and present grants of stock-based awards, may also be considered. The Compensation Committee believes that a competitive base salary is necessary to attract and retain a management team with the requested skills to lead our Company. Despite this general philosophy, due to uncertainties facing the Company’s businesses, including poor economic conditions and severe disruptions in the capital and credit markets stemming from the recent worldwide financial crisis, the Compensation Committee decided to freeze 2009 base salaries of the named executive officers, as well as the Company’s other executive officers and most managers, at 2008 levels. As a result, the Compensation Committee anticipated that 2009 salaries might fall behind the targeted average levels.

Bonuses.  Cash bonuses and non-equity incentive compensation are generally not a regular or important element of our executive compensation strategy, and we focus instead on stock-based awards designed to reward long-term performance. Consistent with this approach, the Compensation Committee did not implement any bonus or non-equity incentive plan for 2009. However, in light of the fact that no increases in base salary had been made for 2009 in anticipation of uncertain performance during the year, when the Company’s financial performance for 2009 turned out to be significantly more positive than originally anticipated, our Compensation Committee decided in March 2010 to award discretionary, one-time cash bonuses to many of our executives for 2009. These discretionary, one-time bonuses, or the 2009 Bonuses, for which a total of $4.0 million was reserved during the fourth quarter of 2009, were not part of any previously announced compensation plan or arrangement. The Compensation Committee’s overall executive compensation strategy and philosophy continue to focus on base salary combined with long-term equity incentives.

The 2009 Bonuses were established based on an assessment of each executive’s performance and contribution to our achievement of Company goals and objectives during the year. Twelve senior executives reviewed the list of approximately fifty executives (other than the key executives) and rated them on a scale as to their overall performance and leadership behaviors. Once completed, the CEO and the Senior Vice President of Leadership Development analyzed the results and submitted recommended bonus amounts intended to compensate for market comparisons, as well as performance, to the Compensation Committee, which ultimately approved all of the 2009 Bonuses.

In establishing the amount of the 2009 Bonuses, the Compensation Committee also considered the 2009 Radford Report for our key executives, the 2009 Radford Survey for our other executive officers and most other executives, and other regional data sources for certain executives. Generally, the total 2009 cash compensation for each executive awarded a bonus was targeted at the average of the range of total annual cash compensation for executives in similar positions with similar responsibilities at comparable companies, although comparison to other executives within our Company was also considered. In some cases, retention considerations were also considered.

The following named executive officers received 2009 Bonuses in the following amounts:

Executive Officer	2009 Bonus

Ron Zwanziger — Chairman, CEO and President	$250,000
David Scott, Ph.D. — Chief Scientific Officer	$125,000
Jerry McAleer, Ph.D. — Vice President, Research and Development	$125,000
David Teitel — Chief Financial Officer	$100,000
John Bridgen, Ph.D. — Senior Vice President, Business Development	$125,000
Tom Underwood — Chief Executive Officer, Alere Health, LLC.	$125,000

In determining Mr. Zwanziger’s bonus, the Compensation Committee first considered that, prior to the bonus, Mr. Zwanziger’s total cash compensation (which consisted of salary only) was significantly below the average range for total cash compensation within our peer group according to the 2009 Radford Report. Taking into consideration the information from 2009 Radford Report, coupled with the various factors described above, including Mr. Zwanziger’s significant history and role in forming and leading our Company and in establishing and developing our core business strategy and direction, his expertise and experience as a successful chief executive and his performance and contribution to our overall goals and objectives, the Compensation Committee discussed and adopted the bonus described above in an effort to be more in line with our cash compensation objectives. While background, expertise and experience, and individual performance and contribution to our overall goals and objectives are all subjective measures, and are not based on any stated quantifiable objectives, they play an important role in the Compensation Committee’s overall decision-making process. These subjective factors are considered in the aggregate and, accordingly, no specific factor played a greater role in determining the amount of Mr. Zwanziger’s bonus.

In determining Dr. Scott’s bonus, the Compensation Committee first considered that, prior to the bonus, Dr. Scott’s total cash compensation (which consisted of salary only) was below the average range for total cash compensation within our peer group according to the 2009 Radford Report. Taking into consideration the information from the 2009 Radford Report, coupled with the various factors described above, including Dr. Scott’s significant history with our company as a founder and as a driving force in developing and implementing our overall business strategy and technology initiatives, his expertise and experience in these areas and his performance and contribution to our overall goals and objectives, the Compensation Committee discussed and adopted the bonus described above in an effort to be more in line with our cash compensation objectives. Because his salary was already closer to our targeted objective, the bonus awarded to Dr. Scott was less than that awarded to Mr. Zwanziger. While background, expertise and experience, and individual performance and contribution to our overall goals and objectives are all subjective measures, and are not based on any stated quantified objectives, they play an important role in the Compensation Committee’s decision-

making process. These subjective factors are considered in the aggregate and, accordingly, no specific factor played a greater role in determining the amount of Dr. Scott’s bonus.

In determining Dr. McAleer’s bonus, the Compensation Committee first considered that, prior to the bonus, Dr. McAleer’s total cash compensation (which consisted of salary only) was below the average range for total cash compensation within our peer group according to the 2009 Radford Report. Taking into consideration the information from the 2009 Radford Report, coupled with the various factors described above, including Dr. McAleer’s significant history with our company as a founder and as a driving force in developing and implementing our overall business strategy and technology initiatives, his expertise and experience in these areas and his performance and contribution to our overall goals and objectives, the Compensation Committee discussed and adopted the bonus described above in an effort to be more in line with our cash compensation objectives. Because his salary was already closer to our targeted objective, the bonus awarded to Dr. McAleer was less than that awarded to Mr. Zwanziger. While background, expertise and experience, and individual performance and contribution to our overall goals and objectives are all subjective measures, and are not based on any stated quantified objectives, they play an important role in the Compensation Committee’s decision-making process. These subjective factors are considered in the aggregate and, accordingly, no specific factor played a greater role in determining the amount of Dr. McAleer’s bonus.

As noted above, one of the subjective factors that played a role in determining each of the key executive’s bonus award (as well as the option grants discussed below) was such person’s performance and contribution to our overall goals objectives. Generally, our overall goals and objectives are continued growth, innovation, increasing profitability and, ultimately, maximizing shareholder value. Our core strategy for achieving these goals is to lead the way in the convergence of rapid diagnostics with technology-driven health management programs focused on personal healthcare. By utilizing our innovative diagnostics in these programs we can enable consumers to gain greater control over their own health, as well as enable healthcare providers to improve clinical outcomes and lower costs. With respect to achievement of these goals, and implementation of our core strategy, over the last three years we have, through strategic acquisitions, established our Company as a leading supplier of cardiology diagnostic products, significantly enhanced our position in drugs of abuse testing, established a presence in oncology, continued to build a worldwide distribution network and become a leader in the growing health care management market. Through our research and development programs, we are developing new technology platforms that will facilitate our core strategy by moving testing out of the hospital and central laboratory and into the physician’s office and ultimately the home. Additionally, through our strong pipeline of novel proteins or combinations of proteins that function as disease biomarkers, we are developing new tests targeted towards all of our areas of focus. Other achievements include continuing to consolidate certain of our higher-cost manufacturing operations into lower-cost facilities, continued progress with respect to business integration activities and consolidating sales processing and certain other back-office services from multiple U.S. operations into a shared services center.

Assessing each executive’s contribution to achievement of these goals is a subjective analysis, as there are no stated quantified objectives on which compensation-related decisions are based, either at the company level or the individual level. In general, when making a compensation-related decision, the Compensation Committee considers, along with all of the other factors described above, the executive’s role with us in light of these goals and our considerable achievements relative to these goals, as described above. As CEO, Mr. Zwanziger was evaluated with respect to establishing and developing our goals and our core strategy for achieving those goals, and our progress towards achieving our goals, particularly our progress as it relates to our acquisition strategy and our financial performance. As Chief Scientific Officer and as Vice President, Research and Development, respectively, Dr. Scott and Dr. McAleer were evaluated with respect to developing our core strategy, and our progress towards implementing this strategy, particularly our progress on technology initiatives supporting this strategy.

In determining Mr. Teitel’s bonus, the Compensation Committee considered Mr. Teitel’s performance, as rated by management in the manner described above, and his contribution to our achievement of company goals and objectives during the year. In deciding to award Mr. Teitel a bonus the Compensation Committee determined, based upon the assessment and rating process described above, that his overall performance was rated as outstanding and considerably above expectations. This assessment of Mr. Teitel’s performance was subjective in nature, and not based on any stated quantified objectives. Subjective factors are considered in the aggregate, and accordingly, no specific factor played a greater role in determining Mr. Teitel’s bonus award. The Compensation Committee also considered that, prior to the bonus, Mr. Teitel’s total cash compensation (which consisted of salary only) was significantly below the average range for total cash compensation for chief financial officers at comparable companies based on the 2009 Radford Survey.

In determining Dr. Bridgen’s bonus, the Compensation Committee considered Dr. Bridgen’s performance, as rated by management in the manner described above, and his contribution to our achievement of company goals and objectives during the year. In deciding to award Dr. Bridgen’s bonus, the Compensation Committee determined, based upon the assessment and rating process described above, that his overall performance was rated as outstanding and considerably above expectations. This assessment of Dr. Bridgen’s performance was subjective in nature, and not based on any stated quantified objectives. Subjective factors are considered in the aggregate, and accordingly, no specific factor played a greater role in determining Dr. Bridgen’s bonus award. The Compensation Committee also considered that, prior to the bonus, Dr. Bridgen’s total cash compensation (which consisted of salary only) was significantly below the average range for total cash compensation for heads of business development at comparable companies based on the 2009 Radford Survey.

In determining Mr. Underwood’s bonus, the Compensation Committee considered Mr. Underwood’s performance, as rated by management in the manner described above, and his contribution to our achievement of company goals and objectives during the year. In deciding to award Mr. Underwood a bonus, the Compensation Committee determined, based upon the assessment and rating process described above, that his overall performance was rated as outstanding and considerably above expectations and also considered the strategic importance of his new role as Chief Executive Officer of our Alere Health business unit. This assessment of Mr. Underwood’s performance was subjective in nature, and not based on any stated quantified objectives. Subjective factors are considered in the aggregate and, accordingly, no specific factor played a greater role in determining Mr. Underwood’s bonus award.

Mr. Geraty, who is expected to leave the Company in the near future, was not awarded a 2009 Bonus.

On November 18, 2009, we paid Tom Underwood a bonus of $462,666 pursuant to a retention and severance agreement with Mr. Underwood dated the same day. This agreement, which provides for identical bonuses in 2010 and 2011 subject to continued employment, represents a restructuring of a change of control severance obligation under a 2007 agreement between Mr. Underwood and Matria Healthcare, Inc., a predecessor of Alere Health. The 2007 agreement predated our acquisition of Matria Healthcare and we viewed it as providing a potential disincentive to Mr. Underwood’s continued employment.

Stock Option and Stock-Based Awards.  We continue to believe long-term performance is best stimulated through an ownership culture that encourages such performance through the use of stock-based awards. The Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, or the 2001 Option Plan, was established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders and with our long-term success. The Compensation Committee believes that the use of stock options and other stock-based awards offers the best approach to achieving our long-term compensation goals. While the 2001 Option Plan allows our Compensation Committee to grant a number of different types of stock-based awards, other than one restricted stock grant made to Mr. Zwanziger in 2001, we have relied exclusively on stock options to provide equity incentive compensation. We believe that stock options most effectively focus the attention of our executives and management on long-term performance and stock price appreciation. Stock options granted to our executive officers have an exercise price equal to the fair market value of our common stock on the grant date, except that the options granted in February 2010, discussed below, as well as certain options granted to the key executives in July 2008, have a premium exercise price of $61.49. Our stock options typically vest 25% per annum based upon continued employment over a four-year period, and generally expire ten years after the date of grant. Stock option grants to our executive officers are made in connection with the commencement of employment, in conjunction with an annual review of total compensation and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. Proposals to grant stock options to our executive officers are made by our CEO to the Compensation

Committee. With respect to proposals for grants made to our executive officers, the Committee generally reviews competitive compensation survey data and, if applicable, consultant reports, as discussed above, individual performance, the executive’s existing compensation and other retention considerations. The Compensation Committee considers the estimated Black-Scholes valuation of each proposed stock option grant in determining the number of options subject to each grant. Generally, stock option grants for a particular individual are based on the factors discussed above and are intended to be valued near the average of the range of the value of long-term incentive awards for executives in similar positions with similar responsibilities at comparable companies, although other elements of compensation, including salary, may also be considered.

Generally, stock option grants to executive officers have been made in conjunction with meetings of the Board of Directors. During 2007, we adopted and currently have in force a stock option granting policy that includes the following elements:

•	Options to purchase shares of our common stock shall be granted effective as of the last day of the following months: February, April, June, August, October and December (each such date a “Grant Date”);

•	For each employee (or prospective employee) that is not (or, upon hire, will not be) subject to Section 16 of the Exchange Act, the CEO shall have the authority to grant, in his sole discretion, an option or options to purchase up to an aggregate of 5,000 shares of common stock (on an annual basis); provided, however, that total number of shares of common stock underlying such options grants shall not exceed 150,000 per calendar year.

•	The Compensation Committee must approve all other stock option grants. Grants by the Compensation Committee must be approved only at a meeting of the Compensation Committee with and in consultation with the other independent directors and not by written consent.

•	Grants of options approved for existing employees, shall be effective as of, and the grant date thereof shall for all purposes be deemed to be, the Grant Date following the date of approval (except that any grants subject to stockholder approval shall be effective as of the date of stockholder approval).

•	Options approved for new hires, including those hired through acquisitions, shall be effective as of, and the grant date thereof shall for all purposes be deemed to be, the Grant Date following the later of (i) the date of such approval or (ii) the date on which the new hire’s employment commences.

We have not adopted stock ownership guidelines.

During 2009, our Compensation Committee considered the fact that the value of the CEO’s total long-term incentive awards trails the market at the 25th percentile and the value of the long-term incentive awards to our other key executives approximates the market at the 50th percentile. In February 2010, the Compensation Committee approved grants of stock options, or the February Grants, to purchase 250,000, 90,000 and 75,000 shares of common stock to Mr. Zwanziger, Dr. Scott and Dr. McAleer, respectively. While the closing price of our common stock on the date of grant was $39.02, these options were granted with a premium exercise price of $61.49, which was the offering price of a secondary offering of our common stock conducted by the Company in November 2007. Due to the premium exercise price and the fact that the price of our common stock would need to increase almost 65% in order for these option grants to even be “in the money,” the Compensation Committee considered these grants to be stronger long-term incentives than standard option grants and in the best interest of our stockholders.

In determining Mr. Zwanziger’s February Grant, the Compensation Committee considered the analysis set forth in the 2009 Radford Report of the number of stock options required to deliver “market competitive” annual long-term incentives within the range of 2009 grants by our peer group. Taking that into consideration, coupled with the various factors described above, including Mr. Zwanziger’s cash compensation, prior equity grants, significant history and role in leading our company, his expertise and experience and his performance and contribution to our overall goals and objectives, as well as the fact that the exercise price of the grant would be at a significant premium to the then current trading price of our common stock, the Compensation Committee discussed and adopted the February Grant in an effort to meet our total compensation objectives. While background, expertise and experience, and individual performance and contribution to our overall goals and objectives are all subjective measures, and are not based on any stated quantifiable objectives, they play an important role in the Compensation Committee’s overall decision-making process. These subjective factors are considered in the aggregate and, accordingly, no specific factor played a greater role in determining the grant.

In determining Dr. Scott’s February Grant, the Compensation Committee considered the analysis set forth in the 2009 Radford Report of the number of stock options required to deliver “market competitive” annual long-term incentives within the range of 2009 grants by our peer group. Taking that into consideration, coupled with the various factors described above, including Dr. Scott’s cash compensation, prior equity grants, significant history and role with our company, his expertise and experience and his performance and contribution to our overall goals and objectives, as well as the fact that the exercise price of the grant would be at a significant premium to the then current trading price of our common stock, the Compensation Committee discussed and adopted the February Grant in an effort meet our total compensation objectives. While background, expertise and experience, and individual performance and contribution to our overall goals and objectives are all subjective measures, and are not based on any stated quantifiable objectives, they play an important role in the Compensation Committee’s overall decision-making process. These subjective factors are considered in the aggregate and, accordingly, no specific factor played a greater role in determining the grant.

In determining Dr. McAleer’s February Grant, the Compensation Committee considered the analysis set forth in the 2009 Radford Report of the number of stock options required to deliver “market competitive” annual long-term incentives within the range of 2009 grants by our peer group. Taking that into consideration, coupled with the various factors described above, including Dr. McAleer’s cash compensation, prior equity grants, significant history and role with our company, his expertise and experience and his performance and contribution to our overall goals and objectives, as well as the fact that the exercise price of the grant would be at a significant premium to the then current trading price of our common stock, the Compensation Committee discussed and adopted the February Grant in an effort meet our total compensation objectives. While background, expertise and experience, and individual performance and contribution to our overall goals and objectives are all subjective measures, and are not based on any stated quantifiable objectives, they played an important role in the Compensation Committee’s overall decision-making process. These subjective factors are considered in the aggregate and, accordingly, no specific factor played a greater role in determining the grant.

As of June 30, 2009, Mr. Underwood, Mr. Teitel, Dr. Bridgen and Dr. Geraty were granted options to purchase 12,000, 23,581, 22,564 and 36,069 shares of common stock, respectively, at an exercise price of $35.58 per share. In approving these grants, as well as other grants made to other officers, managers and employees of the Company as of the same date, the Compensation Committee considered the disincentive offered by “underwater” stock options held by each individual as a result of declines in the Company’s stock price during 2008 and 2009 and determined the amount of the grants initially based upon a formula applied against all outstanding Company stock options. The Compensation Committee then adjusted the amount of each award after considering the various subjective factors previously described. With respect to these grants, the Compensation Committee considered each recipient’s cash compensation, prior equity grants, role in leading our Company, expertise and experience, and performance and contribution to our overall goals and objectives. While background, expertise and experience, and individual performance and contribution to our overall goals and objectives are all subjective measures, and are not based on any stated quantified objectives, they play an important role in the Compensation Committee’s decision-making process. These subjective factors are considered in the aggregate and, accordingly, none of these subjective factors played a greater role in determining the grants.

As of August 31, 2009, Mr. Underwood was granted options to purchase 40,000 shares of common stock at an exercise price of $35.60 per share, in connection with Mr. Underwood’s appointment as our Chief Information Officer. The Compensation Committee considered this grant an appropriate incentive for Mr. Underwood in accepting this new role, which the committee expected would constitute a global, strategic leadership role once Mr. Underwood was able to transition into it. The Compensation Committee also considered an analysis of total compensation for comparable executives, the estimated Black-Scholes valuation of the proposed stock option grant, as well as Mr. Underwood’s background, expertise and experience, and individual performance and past contribution to our overall goals and objectives in approving this grant. While many of these factors are subjective measures, and are not based on any stated quantified objectives, they play an important role in the Compensation Committee’s decision-making process. These subjective factors are considered in the aggregate and, accordingly, no specific factor played a greater role in determining the grant.

In addition, as of October 30, 2009, Mr. Teitel was granted options to purchase 10,000 shares of common stock at an exercise price of $38.01 per share. The Compensation Committee considered an analysis of total compensation for comparable executives and determined that Mr. Teitel’s long-term incentive compensation remained significantly lower than that of executives at comparable companies. In approving this grant, the Compensation Committee also considered the estimated Black-Scholes valuation of the proposed stock option grant, as well as Mr. Teitel’s background, expertise and experience, and individual performance and past contribution to our overall goals and objectives. While many of these factors are subjective measures, and are not based on any stated quantified objectives, they play an important role in the Compensation Committee’s decision-making process. These subjective factors are considered in the aggregate and, accordingly, no specific factor played a greater role in determining the grant.

Other Compensation.  Other than as discussed below, our named executive officers do not have employment agreements. The named executive officers are not eligible to participate in, and do not have any accrued benefits under, any Company-sponsored defined benefit pension plan. They are eligible to, and in some case do, participate in defined contributions plans, such as a 401(k) plan, on the same terms as other employees. The terms of these defined contribution plans vary depending on the jurisdiction of employment of the executive. In addition, consistent with our compensation philosophy, we intend to continue to maintain our current benefits and perquisites for our executive officers; however, the Compensation Committee in its discretion may revise, amend or add to the officer’s executive benefits and perquisites if it deems it advisable. We believe these benefits and perquisites are currently lower than median competitive levels for comparable companies. Finally, all of our executives are eligible to participate in our other employee benefit plans, including medical, dental, life and disability insurance.

Tax Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation of over $1,000,000 to certain of the named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with the exemptions available under Section 162(m). We believe that options granted under the 2001 Option Plan will generally qualify as performance-based compensation under Section 162(m). However, we reserve the right to use our judgment to authorize compensation payments that do not comply with these exemptions when we believe that such payments are appropriate and in the best interest of the stockholders, after taking into consideration changing business conditions or the officer’s performance.

Compensation Committee Report

We, the Compensation Committee, have reviewed and discussed the Compensation Discussion and Analysis beginning on page 72 of this annual report with management.

Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

THE COMPENSATION COMMITTEE
Carol R. Goldberg, Chairperson
Eli Y. Adashi, Member
Robert P. Khederian, Member

Compensation of Executive Officers

Set forth below is information regarding the compensation of our Chief Executive Officer, our Chief Financial Officer, our other key executives and our three other most highly-compensated executive officers for the fiscal year 2009. Such officers are collectively referred to as the “named executive officers.”

Summary Compensation Table.  The following table sets forth information regarding the named executive officers’ compensation for fiscal years 2009, 2008 and 2007. For our named executive officers, the amount of salary and bonus represented between 45% and 100% of the named executive officers’ total compensation for 2009.

Summary Compensation Table

							Change in
							Pension Value
							and Non-
							Qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)(1)	($)	($)	($)(2)	($)

Ron Zwanziger	2009	$900,000	$250,000	—	—	—	—	$713	$1,150,713
Chairman, Chief Executive Officer	2008	$824,423	—	—	$1,366,500	—	—	$778	$2,191,701
and President	2007	$750,000	—	—	$6,024,000	—	—	$990	$6,774,990
David Teitel	2009	$300,000	$100,000	—	$490,566	—	—	$8,063	$898,629
Chief Financial Officer	2008	$299,808	—	—	—	—	—	$7,678	$307,486
and Treasurer	2007	$241,250	—	—	$477,400	—	—	$7,601	$726,251
David Scott, Ph.D.(3)	2009	$550,306	$125,000	—	$—	—	—	—	$675,306
Chief Scientific Officer	2008	$622,791	—	—	$683,250	—	—	—	$1,306,041
	2007	$648,626	—	—	$3,012,000	—	—	—	$3,660,626
Jerry McAleer, Ph.D.(3)	2009	$510,998	$125,000	—	$—	—	—	—	$635,998
Vice President,	2008	$553,581	—	—	$592,150	—	—	—	$1,145,731
Research & Development and	2007	$540,521	—	—	$2,510,000	—	—	—	$3,050,521
Vice President, Cardiology
John Bridgen, Ph.D.(4)	2009	$428,600	$125,000	—	$324,922	—	—	$8,063	$886,585
Senior Vice President, Business Development
Tom Underwood(4)	2009	$439,600	$587,666	—	$752,000	—	—	$7,569	$1,786,835
Chief Executive Officer, Alere Health, LLC
Ron Geraty, M.D.(5)	2009	$550,008	—	—	$519,394	—	—	$8,063	$1,077,465
former Chief Executive Officer,	2008	$498,022	$165,871	—	$774,000	—	—	$7,786	$1,445,679
Alere Health, LLC	2007	$41,921	—	—	$2,035,133	—	—	$6,677	$2,083,731

(1)	These amounts represent the aggregate grant date fair value of stock option awards made during 2009, 2008 and 2007, respectively, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (FASB ASC Topic 718, excluding estimated forfeitures). See Note 16 of the Notes to our consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 for a discussion of the other relevant assumptions used in calculating these amounts.

(2)	The amounts in this column include for 2009: (a) matching contributions made by our Company to our defined contribution plans in the amount of $7,350 on behalf of Mr. Teitel, Dr. Bridgen and Dr. Geraty and $6,856 on behalf of Mr. Underwood and (b) life insurance premiums paid by our Company in the amount of $713 on behalf of Mr. Zwanziger, Mr. Teitel, Dr. Bridgen, Mr. Underwood and Dr. Geraty. The amounts in this column include for 2008: (a) matching contributions made by our Company to our defined contribution plans in the amount of $6,900 on behalf of Mr. Teitel and Dr. Geraty and (b) life insurance premiums paid by our Company in the amount of $778 on behalf of Mr. Zwanziger and Mr. Teitel and $886 on behalf of Dr. Geraty. The amounts in this column include for 2007: (a) matching contributions made by our Company to our defined contribution plans in the amount of $6,750 on behalf of Mr. Teitel, (b) life insurance premiums paid by our Company in the amount of $990 and $851 on behalf of Mr. Zwanziger and Mr. Teitel, respectively, and (c) $6,677 in commuting expenses for Dr. Geraty.

(3)	Salary and other compensation paid in British pounds. British pounds were converted to U.S. dollars using the average exchange rate for the year reported.

(4)	Dr. Bridgen and Mr. Underwood were not named executive officers in 2008 or 2007.

(5)	Dr. Geraty joined the Company on November 16, 2007 when we acquired Alere Medical, Inc. The bonus earned by Dr. Geraty in 2008 was the last Management Incentive Plan bonus authorized by Alere, which was cancelled upon the acquisition of Alere.

Grants of Plan-Based Awards.  The following table sets forth certain information with respect to options granted to the named executive officers in fiscal year 2009.

Grants of Plan-Based Awards

									All Other	All Other		Grant
									Stock	Option		Date
									Awards:	Awards:	Exercise	Fair
		Compensation	Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	or	Value
		Committee	Under			Under Equity			Shares of	Securities	Base Price	of Stock
	Effective	Approval	Non-Equity Incentive Plan Awards			Incentive Plan Awards			Stock or	Underlying	of Option	and
	Grant Date	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Option
Name	(1)	(1)	($)	($)	($)	(#)	(#)	(#)	(#)	(#)(2)(3)	($/Sh)(4)	Awards(5)

David Teitel	6/30/09	5/21/09	—	—	—	—	—	—	—	23,581	$35.58	$339,566
	10/30/09	9/24/09								10,000	$38.01	$151,000
John Bridgen, Ph.D.	6/30/09	5/21/09	—	—	—	—	—	—	—	22,564	$35.58	$324,922
Tom Underwood	6/30/09	5/21/09	—	—	—	—	—	—	—	12,000	$35.58	$172,800
	8/31/09	7/24/09	—	—	—	—	—	—	—	40,000	$35.60	$579,200
Ron Geraty, M.D.	6/30/09	5/21/09	—	—	—	—	—	—	—	36,069	$35.58	$519,394

(1)	The grant date of the options for the named executive officers is in accordance with our stock option granting policy, in which grants of options approved by the Compensation Committee for existing employees shall be effective as of the next “Grant Date” following the date of approval (except that any grants subject to stockholder approval shall be effective as of the date of stockholder approval). Under this policy, “Grant Date” means the last day of the following months: February, April, June, August, October, and December.

(2)	All stock option awards were made under our 2001 Stock Option and Incentive Plan.

(3)	The terms of these options provide for vesting in four equal annual installments, commencing on the first anniversary of the date of grant and conditioned upon the recipient’s continued employment with the Company on the applicable vesting date. The options will expire on the tenth anniversary of the grant date or, if earlier, 90 days after the recipient’s employment terminates.

(4)	The exercise price of the stock option awards to the named executive officers is equal to the closing price of the common stock on the applicable grant date.

(5)	These amounts represent the aggregate grant date fair value of stock option awards made during 2009 calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See Note 16 of the Notes to our consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 for a discussion of the other relevant assumptions used in calculating these amounts.

Outstanding Equity Awards at Fiscal Year-End.  The following table sets forth certain information with respect to unexercised options held by the named executive officers at the end of fiscal year 2009.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
			Equity					Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)(1)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date(2)	(#)	($)	(#)	($)

Ron Zwanziger	30,000	—	—	$14.92	2-12-2011	—	—	—	—
	65,000	—	—	$17.15	12-20-2011	—	—	—	—
	5,065	—	—	$15.55	8-23-2012	—	—	—	—
	7,576	—	—	$21.78	12-31-2013	—	—	—	—
	150,000	150,000	—	$39.72	5-17-2017	—	—	—	—
	37,500	112,500	—	$61.49	7-23-2018	—	—	—	—
David Teitel	10,000	—	—	$21.38	12-11-2013	—	—	—	—
	10,000	—	—	$24.25	12-17-2014	—	—	—	—
	3,750	1,250	—	$34.40	10-4-2016	—	—	—	—
	15,000	5,000	—	$38.10	12-15-2016	—	—	—	—
	10,000	10,000	—	$48.14	8-31-2017	—	—	—	—
	—	23,581	—	$35.58	6-30-2019	—	—	—	—
	—	10,000	—	$38.01	10-30-2019	—	—	—	—
David Scott, Ph.D.	24,000	—	—	$14.92	2-12-2011	—	—	—	—
	199,691	—	—	$15.47	11-30-2011	—	—	—	—
	2,284	—	—	$15.60	9-3-2012	—	—	—	—
	5,252	—	—	$21.78	12-31-2013	—	—	—	—
	75,000	75,000	—	$39.72	5-17-2017	—	—	—	—
	18,750	56,250	—	$61.49	7-23-2018	—	—	—	—
Jerry McAleer, Ph.D.	16,000	—	—	$14.92	2-12-2011	—	—	—	—
	189,706	—	—	$15.47	11-30-2011	—	—	—	—
	129,413	—	—	$16.76	12-2-2011	—	—	—	—
	1,805	—	—	$15.60	9-3-2012	—	—	—	—
	4,656	—	—	$21.78	12-31-2013	—	—	—	—
	62,500	62,500	—	$39.72	5-17-2017	—	—	—	—
	16,250	48,750	—	$61.49	7-23-2018	—	—	—	—
John Bridgen, Ph.D.	36,570	—	—	$11.75	9-30-2012	—	—	—	—
	6,664	—	—	$21.78	12-31-2013	—	—	—	—
	50,000	—	—	$24.25	12-17-2014	—	—	—	—
	12,500	12,500	—	$42.26	2-28-2017	—	—	—	—
	20,000	20,000	—	$56.18	12-31-2017	—	—	—	—
	—	22,564	—	$35.58	6-30-2019	—	—	—	—
Tom Underwood	—	25,000	—	$33.17	6-30-2018	—	—	—	—
	250	750	—	$18.91	12-31-2018	—	—	—	—
	—	12,000	—	$33.58	6-30-2019	—	—	—	—
	—	40,000	—	$35.60	8-31-2019	—	—	—	—
Ron Geraty, M.D.	35,000	35,000	—	$56.18	12-31-2017	—	—	—	—
	7,500	22,500	—	$33.17	6-30-2018	—	—	—	—
	7,500	22,500	—	$35.52	8-29-2018	—	—	—	—
	—	36,069	—	$35.58	6-30-2019	—	—	—	—

(1)	Unless otherwise noted, options become exercisable in four equal annual installments beginning on the first anniversary of the date of grant.

(2)	Unless otherwise noted, the expiration date of each option occurs ten years after the date of grant of such option.

Option Exercises and Stock Vested.  The following table sets forth certain information with respect to options exercised by the named executive officers in fiscal year 2009.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)

Ron Zwanziger	—	—	—	—
David Teitel	—	—	—	—
David Scott, Ph.D.	50,000	$1,540,245	—	—
Jerry McAleer, Ph.D.	40,000	$1,213,904	—	—
John Bridgen, Ph.D.	—	—	—	—
Tom Underwood	—	—	—	—
Ron Geraty, M.D.	—	—	—	—

(1)	Represents the difference between the aggregate exercise price and the aggregate fair market value of the common stock on the dates of exercise.

Non-qualified Defined Contribution and Other Non-qualified Deferred Compensation Plans.  Our named executive officers do not participate in any non-qualified defined contribution or other deferred compensation plans.

Pension Benefits.  Our named executive officers do not participate in any plan that provides for specified retirement benefits, or payments and benefits that will be provided primarily following retirement, other than defined contribution plans such as our 401(k) savings plan.

Employment Agreements and Potential Payments upon Termination or Change-in-Control.

On November 18, 2009, we entered into a retention and severance agreement with Tom Underwood in order to restructure change of control severance obligations existing under a 2007 agreement between Mr. Underwood and Matria Healthcare, Inc., a predecessor to Alere Health. In addition to a bonus paid in 2009, Mr. Underwood’s current retention and severance agreement provides for two further “stay bonuses” of $462,666 payable November 18, 2010 and June 30, 2011, as well as severance payable in the event of involuntary termination without cause or voluntary termination with good reason. As consideration for these severance benefits, Mr. Underwood agreed that (i) for one year after his employment terminates if less than all of the stay bonuses have been paid, or (ii) for two years after his employment terminates if the full amount of all of the stay bonuses has been paid, he will not provide similar services to any business that competes with Alere Health in many states within the United States. As part of the agreement Mr. Underwood also entered into Alere Health’s standard non-solicitation agreement.

Dr. Geraty, who is expected to leave the Company in the near future, has an employment agreement which provides for severance payments in the event of involuntary termination without cause or constructive termination. These payments will be triggered by his departure. Dr. Geraty has agreed not to engage in any business activity which is directly or indirectly in competition with us within the United States or to solicit our employees or customers for a period of one year following the date his employment terminates.

The table below sets forth the estimated payments and benefits that would be provided to the extent that payments under these agreements are triggered, or in the case of Dr. Geraty, the amount of the expected payment obligation that will be triggered when he leaves the Company.

Severance
Name and Position	Date of Termination	Payments	Benefits

Tom Underwood	Prior to Nov. 18, 2010	$925,332(1)	$52,354(5)
Chief Executive Officer, Alere Health, LLC	Nov. 18, 2010 through	462,666(2)	52,354(5)
June 30, 2011
	After June 30, 2011	439,600(3)	14,072(6)
Ron Geraty, M.D.	Any	550,008(4)	0
former Chief Executive Officer, Alere Health, LLC

(1)	Severance obligation is a lump-sum payment equal to the greater of (i) any unpaid stay bonuses, as discussed above, or (ii) 12 months of Mr. Underwood’s then-current salary. Mr. Underwood is entitled to stay bonuses of $462,666 each if he remains employed on November 18, 2010 and June 30, 2011, both of which would be accelerated and would, in the aggregate, exceed the value of 12 months of his current salary.

(2)	Represents June 30, 2011 stay bonus, which would be accelerated and would exceed the value of 12 months of Mr. Underwood’s current salary.

(3)	Represents 12 months of Mr. Underwood’s current salary.

(4)	Represents Dr. Geraty’s current annual salary. Severance obligation is 12 months’ continuation of Dr. Geraty’s then-current salary.

(5)	Represents the current cost of continuation of all group benefits for which executives are eligible at the time of termination for two years, including cell phone and auto insurance, based on the assumptions used for financial reporting purposes under generally accepted accounting principles.

(6)	Represents the current cost of medical and dental insurance coverage for one year, based on the assumptions used for financial reporting purposes under generally accepted accounting principles.

Our named executive officers are otherwise employees-at-will and do not have employment contracts with us. Other than provisions in our 2001 Stock Option and Incentive Plan that provide for all stock options to automatically become fully exercisable and any stock awards to become vested and non-forfeitable in the event of a “change of control” as defined in the plan, there are no other contracts, agreements, plans or arrangements that provide for payments to our named executive officers at, following, or in connection with any termination of employment, change in control of our Company or a change in a named executive officer’s responsibilities. All of the outstanding stock options held by our named executive officers reported above under “Outstanding Equity Awards at Fiscal Year-End” were issued under our 2001 Stock Option and Incentive Plan and are subject to accelerated exercisability upon a change of control. The table below sets forth the value attributable to such an acceleration of exercisability.

Value Attributable to Acceleration of Exercisability
Name	of Stock Options upon a Change of Control(1)

Ron Zwanziger	$268,500
David Teitel	$200,773
David Scott, Ph.D.	$134,250
Jerry McAleer, Ph.D.	$111,875
John Bridgen, Ph.D.	$133,805
Tom Underwood	$557,010
Ron Geraty, M.D.	$536,314

(1)	Assumes the occurrence of a change of control of the Company on December 31, 2009. The value attributable to the acceleration of stock options equals the difference between the applicable option exercise prices and the closing sale price of our common stock as reported by the New York Stock

Exchange on December 31, 2009, which was $41.51, multiplied by the number of shares underlying the options.

Risk Related to Compensation Policies

Our compensation policies and practices for our employees, including our executive compensation program described in our Compensation Discussion and Analysis, aim to provide a risk-balanced compensation package which is competitive in our market sectors and relevant to the individual executive. Generally, we provide cash compensation in the form of base salary to meet competitive cash compensation norms and non-cash compensation, primarily in the form of stock-based awards, to reward superior performance against long-term strategic goals. This focus on base salary supplemented by long-term, non-cash compensation discourages short-term risk taking and provides motivation for employees to pursue the same strategic goals, including increasing shareholder value. While we did provide one-time, discretionary bonuses to many of our executives and managers for 2009, as discussed in our Compensation Discussion and Analysis, and we do provide commission-based compensation to a limited number of sales personnel consistent with industry practices, we do not believe that these practices, or our compensation policies and practices considered as a whole, are reasonably likely to have a material adverse effect on us.

Compensation of Directors

The following table sets forth information regarding the compensation of our directors for fiscal year 2009.

Director Compensation

					Change
					in Pension
					Value and
					Non-Qualified
				Non-Equity	Deferred
	Fees Earned or			Incentive Plan	Compensation	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name(1)	($)(2)	($)	($)(3)	($)	($)	($)	($)

Eli Adashi, M.D.	$56,250		$104,880				$161,130
Carol R. Goldberg	$85,500	—	—	—	—	—	$85,500
Robert P. Khederian	—	—	—	—	—	—	—
John F. Levy	—	—	—	—	—	—	—
John A. Quelch	—	—	—	—	—	—	—
James Roosevelt, Jr.	$75,000		$71,360				$146,360
Peter Townsend	$92,750	—	—	—	—	—	$92,750

(1)	Ron Zwanziger, Jerry McAleer and David Scott are not included in this table as they are employees of our Company and, accordingly, receive no compensation for their services as directors. The compensation received by Mr. Zwanziger, Dr. McAleer and Dr. Scott as employees of our Company are shown in the Summary Compensation Table above.

(2)	Dr. Adashi received cash payments of $18,750 each in June 2009, September 2009 and December 2009. Ms. Goldberg received a cash payment of $85,500 in December 2009. Mr. Roosevelt received cash payments of $18,750 each in April 2009, June 2009, September 2009 and December 2009. Mr. Townsend received a cash payment of $92,750 in December 2009. The details of the cash compensation is described in more detail below.

(3)	These amounts represent the aggregate grant date fair value of stock option awards made during 2009 calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See Note 16 of the Notes to our consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 for a discussion of the other relevant assumptions used in calculating these amounts. As of December 31, 2009, each director had the following number of options outstanding: Eli

Adashi: 8,000; Carol R. Goldberg: 53,003; Robert P. Khederian: 26,484; John F. Levy: 76,850; John A. Quelch: 74,204; James Roosevelt, Jr.: 8,000; and Peter Townsend: 24,686.

We historically compensated our non-employee directors solely through option grants, consistent with our overall compensation philosophy of focusing on long-term performance and aligning the interests of our directors with the interests of stockholders. These option grants vest over a three-year period in order to compensate for three years of service. Employee directors do not receive compensation for their services as directors.

During 2007, the Compensation Committee engaged a compensation consultant, Pearl Meyer & Partners, to assist the committee in assessing non-employee director compensation. The Compensation Committee concluded that our non-employee directors’ annual compensation should be based on the total annual compensation (combined cash and equity) reflected in the 75th percentile of the 2007 peer group data. Accordingly, effective October 31, 2007, the Compensation Committee granted a number of options to the non-employee directors, using a Black-Scholes valuation model, designed to compensate the directors on an annual basis within the 75th percentile of the peer group data. Consistent with past practice, such options vest over a three-year period and compensate the directors for three years of service (2008 through 2010). In this case, however, the non-employee directors were given the option to elect to receive a portion of such compensation in the form of cash (and forego a portion of the option grant of equal value). If a director exercised this option, he or she would receive annual cash payments during 2008, 2009 and 2010 based on the total annual cash compensation paid in the 75th percentile of the peer group data provided by our consultant and would receive a reduced option grant designed to compensate the director for three years of service based on the total equity compensation (rather than combined cash and equity) paid in the 75th percentile of same peer group data. Two directors, Carol R. Goldberg and Peter Townsend, opted to exercise this right. Accordingly, Ms. Goldberg and Mr. Townsend received cash payments of $85,500 and $92,750, respectively, in January 2008, December 2008 and December 2009. Upon their election to the Board during 2009, Dr. Adashi and Mr. Roosevelt were each awarded compensation for the first year of their service as a director of $75,000, payable quarterly in arrears, and an option to purchase 8,000 shares of our common stock. This package of cash compensation and stock options was intended offer these new non-employee directors a similar level of total annual compensation to that awarded to our incumbent non-employee directors through the October 2007 grants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table furnishes information as to shares of our common stock beneficially owned by:

•	each person or entity known by us to beneficially own more than five percent of our common stock;

•	each of our directors;

•	each of our “named executive officers” (as defined in “Compensation of Executive Officers” on page 81); and

•	all of our directors and executive officers as a group.

Unless otherwise stated, beneficial ownership is calculated as of April 1, 2010. For the purpose of this table, a person, group or entity is deemed to have “beneficial ownership” of any shares that such person, group or entity has the right to acquire within 60 days after such date through the exercise of options or warrants.

	Common Stock
	Amount and
	Nature of
	Beneficial	Percent
Name and Address of Beneficial Owner(1)	Ownership(2)	of Class(3)

FMR LLC(4)	8,882,827	10.58%
Capital Research Global Investors(5)	7,594,177	9.04%
Ron Zwanziger(6)	3,815,843	4.52%
David Scott, Ph.D.(7)	795,543	*
Jerry McAleer, Ph.D.(8)	708,694	*
David Teitel(9)	51,288	*
Ron Geraty, M.D.(10)	148,383	*
John Bridgen, Ph.D.(11)	134,617	*
Tom Underwood(12)	250	*
Eli Y. Adashi, M.D.(13)	2,667	*
Carol R. Goldberg(14)	122,197	*
Robert P. Khederian(15)	37,656	*
John F. Levy(16)	198,593	*
John A. Quelch(17)	66,136	*
James Roosevelt, Jr.(18)	2,667	*
Peter Townsend(19)	10,902	*
All executive officers and directors (23 persons)(20)	6,843,144	7.93%

*	Represents less than 1%

(1)	The address of each director or executive officer (and any related persons or entities) is c/o the Company at its principal office.

(2)	Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

(3)	The number of shares outstanding used in calculating the percentage for each person, group or entity listed includes the number of shares underlying options and warrants held by such person or group that were exercisable within 60 days from April 1, 2010, but excludes shares of stock underlying options and warrants held by any other person.

(4)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 16, 2010 by FMR LLC. Of this amount, FMR LLC has (i) sole voting power with respect to 589,881 shares and (ii) sole investment power with respect to 8,882,827 shares. The address provided therein for FMR LLC is 82 Devonshire Street, Boston, MA 02109.

(5)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 9, 2010 by Capital Research Global Investors, a division of Capital Research and Management Company. The address provided therein for Capital Research Global Investors is 333 South Hope Street, Los Angeles, CA 90071.

(6)	Consists of 3,408,908 shares of common stock and 406,935 shares of common stock underlying options and warrants exercisable within 60 days from April 1, 2010. Of the shares attributed to Mr. Zwanziger, 224,276 shares of common stock are owned by Orit Goldstein as Trustee of the Zwanziger Family 2004 Irrevocable Trust and 1,769,902 shares of common stock and 36,794 shares of common stock issuable upon the exercise of warrants are owned by Zwanziger Family Ventures, LLC, a limited liability company managed by Mr. Zwanziger and his spouse. Of the other shares attributed to him, Mr. Zwanziger disclaims beneficial ownership of (i) 2,600 shares owned by his wife, Janet M. Zwanziger, (ii) 9,450 shares owned by the Zwanziger Goldstein Foundation, a charitable foundation for which Mr. Zwanziger and his spouse, along with three others, serve as directors, (iii) 190,561 shares owned by Ron Zwanziger as Trustee of the Zwanziger 2004 Revocable Trust, and (iv) 191,830 shares owned by Orit Goldstein as the Trustee of the Zwanziger Family Trust.

(7)	Consists of 433,066 shares of common stock and 362,477 shares of common stock underlying options exercisable within 60 days from April 1, 2010.

(8)	Consists of 257,114 shares of common stock and 451,580 shares of common stock underlying options exercisable within 60 days from April 1, 2010.

(9)	Consists of 2,538 shares of common stock and 48,750 shares of common stock underlying options exercisable within 60 days from April 1, 2010.

(10)	Consists of 98,383 shares of common stock and 50,000 shares of common stock underlying options exercisable within 60 days from April 1, 2010.

(11)	Consists of 2,633 shares of common stock and 131,984 shares of common stock underlying options exercisable within 60 days from April 1, 2010.

(12)	Consists of 250 shares of common stock underlying options exercisable within 60 days from April 1, 2010.

(13)	Consists of 2,667 of common stock underlying options exercisable within 60 days from April 1, 2010.

(14)	Consists of 74,645 shares of common stock and 47,552 shares of common stock underlying options exercisable within 60 days from April 1, 2010.

(15)	Consists of 20,000 shares of common stock and 17,656 shares of common stock underlying options exercisable within 60 days from April 1, 2010.

(16)	Consists of 126,302 shares of common stock, 4,391 shares of common stock issuable upon the exercise of warrants and 67,900 shares of common stock underlying options exercisable within 60 days from April 1, 2010. Mr. Levy disclaims beneficial ownership of 741 shares of common stock and 266 shares of common stock issuable upon the exercise of warrants owned by a charitable remainder unitrust.

(17)	Consists of 66,136 shares of common stock underlying options exercisable within 60 days from April 1, 2010.

(18)	Consists of 2,667 shares of common stock underlying options exercisable within 60 days from April 1, 2010.

(19)	Consists of 10,902 shares of common stock underlying options exercisable within 60 days from April 1, 2010.

(20)	Includes 2,293,645 shares of common stock underlying options or warrants exercisable within 60 days from April 1, 2010.

In addition, the Zwanziger Family Trust, a trust for the benefit of Mr. Zwanziger’s children the trustee of which is Mr. Zwanziger’s sister, and Mr. Underwood own, respectively, 11,984 shares and 4,104 shares of our Series B Preferred Stock. The shares of Series B Preferred Stock owned by the Zwanziger Family Trust and Mr. Underwood represent, both individually and in the aggregate, less than 1% of the outstanding shares of the Series B Preferred Stock. Mr. Zwanziger disclaims beneficial ownership of the Series B Preferred Stock owned by the Zwanziger Family Trust. We are not aware that any of our directors or executive officers beneficially own any other shares of Series B Preferred Stock.

Equity Compensation Plan Information

The following table furnishes information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2009.

	Number of Securities to	Weighted-Average	Number of Securities Remaining
	be Issued Upon Exercise	Exercise Price of	Available for Future Issuance Under
	of Outstanding Options,	Outstanding Options,	Equity Compensation Plans (Excluding
	Warrants and Rights(1)	Warrants and Rights	Securities Reflected In Column (a)(2))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	7,639,675	$35.06	2,193,901 (3)
Equity compensation plans not approved by security holders	75,000(4)	$35.60	—
Total	7,714,675	$35.07	2,193,901 (3)

(1)	This table excludes an aggregate of 2,123,450 shares issuable upon exercise of outstanding options assumed by the Company in connection with various acquisition transactions. The weighted average exercise price of the excluded acquired options is $33.49.

(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2009, 1,120,841 shares under the 2001 Stock Option and Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, performance share awards or other equity-based awards.

(3)	Includes 1,073,060 shares issuable under the Company’s 2001 Employee Stock Purchase Plan (the “ESPP”).

(4)	Represents shares issuable upon exercise of outstanding options issued as inducement grants in connection with our acquisition of Concateno, plc. These options have terms which are substantially the same as options granted under our 2001 Stock Option and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board has determined that the following directors are independent under the rules of the New York Stock Exchange: Dr. Adashi, Ms. Goldberg, Mr. Khederian, Mr. Levy, Dr. Quelch, Mr. Roosevelt and Mr. Townsend. The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each composed solely of directors who satisfy the applicable independence requirements of the New York Stock Exchange’s listing standards.

Policies and Procedures with Respect to Related Party Transactions

Our Audit Committee Charter requires that members of the Audit Committee, all of whom are independent directors, conduct an appropriate review of, and be responsible for the oversight of, all related party transactions on an ongoing basis.

Investments by the Zwanziger Family Trust

In November 2008, the Zwanziger Family Trust, a trust established for the benefit of the children of Ron Zwanziger, our Chairman, Chief Executive Officer and President, and the trustee of which is Mr. Zwanziger’s sister, purchased certain of our securities from third parties in market transactions. The purchase consisted of approximately $1.0 million of each of the following securities: our common stock, our Series B Convertible Perpetual Preferred Stock, our 3% senior subordinated convertible notes, interests ($1.0 million face amount) in our first lien credit agreement and interests ($1.0 million face amount) in our second lien credit agreement. To the extent we make principal and interest payments under the convertible notes and the credit facilities in accordance with their terms, the Zwanziger Family Trust, as a holder of convertible notes and as a lender under the credit facilities, will receive its proportionate share. In connection with its purchases of interests under our first lien credit agreement and second lien credit agreement, the Trust agreed that, whenever the consent or vote of the lenders is required under the credit facilities, it will vote the outstanding principal amount of its holdings in the same proportion as the votes cast by the other lenders under these credit facilities.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee engaged BDO Seidman, LLP to serve as our independent registered public accountant during the fiscal year ended December 31, 2009. Our Audit Committee has selected BDO Seidman to serve as our independent registered public accountant for the current fiscal year.

Audit Fees

We have not received a final invoice from BDO Seidman for professional services rendered for the audit of our consolidated financial statements for fiscal year 2009. However, we expect aggregate audit fees billed by BDO Seidman for fiscal year 2009 to be approximately $3,384,737, of which $2,747,522 has been billed to date. This includes $630,000 billed for professional services rendered in connection with the independent registered public accountant’s audit of our internal control over financial reporting in connection with the 2009 audit. Audit fees also include fees billed in connection with the independent registered public accountant’s review of our quarterly financial statements and audit services normally provided by the independent registered public accountant in connection with other statutory or regulatory filings. Aggregate audit fees billed by BDO Seidman for fiscal year 2008 were approximately $3,246,668.

Audit-Related Fees

Aggregate audit-related fees billed in 2009 and 2008 by BDO Seidman were $484,650 and $515,473, respectively. Audit-related fees consist primarily of fees billed for professional services rendered by the independent registered public accountant for accounting consultations and services related to business acquisitions and financings.

Tax Fees

Aggregate tax fees billed in 2009 and 2008 by BDO Seidman were $404,000 and $347,000, respectively. Tax fees include fees billed for professional services rendered by the independent registered public accountant for tax compliance, tax advice and tax planning.

All Other Fees

During 2009 and 2008, no other fees were billed by BDO Seidman, LLP.

Pre-approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accountant other than permitted non-audit services estimated in good faith by the independent registered public accountant and management to entail fees payable of $25,000 or less on a project by project basis and which would otherwise qualify for exemption from the pre-approval requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This authority to pre-approve non-

audit services may be delegated to one or more members of the Audit Committee, who shall present any services so pre-approved to the full Audit Committee at its next meeting.

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

3.  Exhibits.

2.1	Agreement and Plan of Merger, dated as of May 17, 2007 by and among Inverness Medical Innovations, Inc., Inca Acquisition, Inc. and Biosite Incorporated (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date May 17, 2007, filed on May 18, 2007)
2.2	Agreement and Plan of Merger, dated January 27, 2008, between Inverness Medical Innovations, Inc., Milano MH Acquisition Corp., Milano MH Acquisition LLC and Matria Healthcare, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date January 28, 2008, filed on January 29, 2008)
2.3	Acquisition Agreement by and among Inverness Medical Innovations, Inc., ACON Laboratories, Inc., Azure Institute, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd., and Karsson Overseas Ltd. dated March 16, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, event date April 30, 2009, filed on April 30, 2009)**
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
3.2	First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.4 to Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007)
3.3	Second Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)
3.4	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2001)
3.5	Certificate of Designations of Series B Convertible Perpetual Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date, May 9, 2008, filed on May 14, 2008)

3.6	Certificate of Elimination of Series A Convertible Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date, May 9, 2008, filed on May 14, 2008)
3.7	Certificate of Correction to the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006)
3.8	Second Certificate of Correction to the First Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to Company’s Registration Statement on Form S-4, as amended (File 333-149259))
3.9	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
4.1	Indenture, dated May 14, 2007, between the Company and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)
4.2	Indenture dated as of May 12, 2009 between Inverness Medical Innovations, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)
4.3	First Supplemental Indenture dated as of May 12, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)
4.4	Second Supplemental Indenture dated as of June 9, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Form 8-A of Matria of New York Inc., dated June 9, 2009, filed on June 9, 2009)
4.5	Third Supplemental Indenture dated as of August 4, 2009 among Inverness Medical Innovations, Inc., as issuer, GeneCare Medical Genetics Center, Inc. and Alere CDM LLC, collectively as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to GeneCare Medical Genetics Center, Inc. and Alere CDM LLC’s Registration Statement on Form 8-A dated August 4, 2009)
4.6	Fourth Supplemental Indenture dated as of September 22, 2009 among Inverness Medical Innovations, Inc., as issuer, ZyCare, Inc., as guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to ZyCare, Inc.’s Registration Statement on Form 8-A dated September 24, 2009)
4.7	Indenture dated as of August 11, 2009 between Inverness Medical Innovations, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)
4.8	First Supplemental Indenture dated as of August 11, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)
4.9	Second Supplemental Indenture dated as of September 22 , 2009 among Inverness Medical Innovations, Inc., as Issuer, the guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009)
4.10	Third Supplemental Indenture dated as of September 28, 2009 among Inverness Medical Innovations, Inc., as Issuer, the guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date September 28, 2009, filed on September 28, 2009)

4.11		Registration Rights Agreement dated as of September 28, 2009 among Inverness Medical Innovations, Inc., the Guarantors named therein, Jefferies & Company, Inc., Goldman Sachs & Co., and Wells Fargo Securities (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date September 28, 2009, filed on September 28, 2009)
+10	.1	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.2	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.3		Option Agreement, dated as of May 17, 2007 among US CD LLC, SPD Swiss Precision Diagnostics GmbH, Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and Procter & Gamble RHD, Inc. (incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.4		Post-Closing Covenants Agreement, dated as of November 21, 2001, by and among Johnson & Johnson, IMT, the Company, certain subsidiaries of IMT and certain subsidiaries of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.5		Amended and Restated Investor Rights Agreement, effective as of April 30, 2009, by and among Inverness Medical Innovations, Inc., Ron Zwanziger, ACON Laboratories, Inc., AXURE Institute, Inc., LBI, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd., Karsson Overseas Ltd., Manfield Top Worldwide Ltd., Jixun Lin and Feng Lin (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, event date April 30, 2009, filed on April 30, 2009)
10.6		Lease between WE 10 Southgate LLC and Binax, Inc. dated as of August 26, 2004 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.7		Form of Warrant for the Purchase of Shares of Common Stock of the Company issued pursuant to the Note and Warrant Purchase Agreement dated as of December 14, 2001 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 20, 2001)
10.8		Warrant for the Purchase of Shares of Common Stock of the Company, dated as of March 31, 2005, issued to Roger Piasio (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.9		Form of Warrant Agreement issued pursuant to the Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 4, 2002)
10.10		Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)
10.11		Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) (relating to grants made prior to August 29, 2008)
10.12		Form of Non-Qualified Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) (relating to grants made prior to August 29, 2008)
10.13		Form of Incentive Stock Option Agreement for Senior Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.6 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005) (relating to grants made prior to August 29, 2008)

10.14	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (relating to grants made on or after August 29, 2008)
10.15	Form of Non-Qualified Stock Option Agreement for U.S. Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (relating to grants made on or after August 29, 2008)
10.16	Form of Non-Qualified Stock Option Agreement for Non-U.S. Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (relating to grants made on or after August 29, 2008)
10.17	Form of Incentive Stock Option Agreement for Executives under the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (relating to grants made on or after August 29, 2008)
10.18	Rules of Inverness Medical Innovations, Inc. HM Revenue and Customs Share Option Plan (2007) (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008) (relating to grants made on or after August 29, 2008)
10.19	Rules of the Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan for the Grant of Options to Participants in France (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)
10.20	Rules of Inverness Medical Innovations, Inc. Inland Revenue Approved Option Plan (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.2 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005)
10.21	Rules of Inverness Medical Innovations, Inc. HM Revenue and Customs Approved Share Option Plan (2007) (adopted as subplan to Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007) (relating to grants made prior to August 29, 2008)
10.22	Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009).
10.23	Underwriting Agreement dated as of May 7, 2009 among Inverness Medical Innovations, Inc., the subsidiary guarantors named therein, UBS Securities LLC, Goldman, Sachs & Co., and Banc of America Securities LLC, as representatives of the several underwriters named in the Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)
10.24	Underwriting Agreement dated as of August 5, 2009 among Inverness Medical Innovations, Inc., the subsidiary guarantors named therein, Jefferies & Company, Inc., Goldman, Sachs & Co., and Wells Fargo Securities, LLC as representatives of the several underwriters named in the Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)
10.25	Purchase Agreement dated as of September 23, 2009 among Inverness Medical Innovations, Inc., the Guarantors named therein, Jefferies & Company, Inc., Goldman, Sachs & Co., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date September 28, 2009, filed on September 28, 2009)

10.26		$1,050,000,000 First Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc, as Guarantor, The Lenders and L/C Issuers Party Hereto General Electric Capital Corporation, as Administrative Agent, Citizens Bank of Massachusetts, Fifth Third Bank and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Co-Documentation Agents and UBS Securities LLC, as Joint Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.27		First Amendment to First Lien Credit Agreement dated as of November 15, 2007 among IM US Holdings, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2007)
10.28		$250,000,000 Second Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, The Lenders General Electric Capital Corporation, as Administrative Agent and UBS Securities LLC, as Syndication Agent, Joint Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.29		First Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.30		Second Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
*10	.31	Employment Agreement, dated January 15, 2010, between Inverness Medical Innovations, Inc. and Ronald Geraty
*10	.32	Retention and severance agreement, dated November 18, 2009, between Alere LLC and Thomas Underwood
14.50		Inverness Medical Innovations Business Conduct Guidelines (incorporated by reference to Exhibit 14.50 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006)
21.1		List of Subsidiaries of the Company as of February 22, 2010
*23	.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm
*31	.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
*31	.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith.

**	The Company agrees to furnish supplementally to the Securities and Exchange Commission (“the Commission”) a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

+	We have omitted portions of this exhibit which have been granted confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.

Date: April 16, 2010	By: /s/ Ron Zwanziger Ron Zwanziger Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Zwanziger Ron Zwanziger	Chief Executive Officer, President and Director (Principal Executive Officer)	April 16, 2010

/s/ David Teitel David Teitel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 16, 2010

/s/ Eli Y. Adashi, MD Eli Y. Adashi, MD	Director	April 16, 2010

/s/ Carol R. Goldberg Carol R. Goldberg	Director	April 16, 2010

/s/ Robert P. Khederian Robert P. Khederian	Director	April 16, 2010

/s/ John F. Levy John F. Levy	Director	April 16, 2010

/s/ Jerry McAleer Jerry McAleer	Director	April 16, 2010

/s/ John A. Quelch John A. Quelch	Director	April 16, 2010

/s/ James Roosevelt, Jr. James Roosevelt, Jr.	Director	April 16, 2010

/s/ David Scott David Scott	Director	April 16, 2010

/s/ Peter Townsend Peter Townsend	Director	April 16, 2010

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