Form 10-Q
period 2010-03-31
INVERNESS MEDICAL INNOVATIONS INC
filed 2010-05-07
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of May 3, 2010 was 84,063,257.

INVERNESS MEDICAL INNOVATIONS, INC.
REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2010
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. There are a number of important factors that could cause actual results of Inverness Medical Innovations, Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2009 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these factors as well as the “Special Statement Regarding Forward-Looking Statements” beginning on page 49 in this Quarterly Report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Inverness Medical Innovations, Inc. and Subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Net product sales	$350,101	$292,357
Services revenue	159,304	123,736

Net product sales and services revenue	509,405	416,093
License and royalty revenue	5,849	9,060

Net revenue	515,254	425,153

Cost of net product sales	163,705	134,317
Cost of services revenue	75,785	54,957

Cost of net product sales and services revenue	239,490	189,274
Cost of license and royalty revenue	1,807	1,429

Cost of net revenue	241,297	190,703

Gross profit	273,957	234,450

Operating expenses:
Research and development	30,993	27,052
Sales and marketing	119,591	98,395
General and administrative	94,663	78,548

Total operating expenses	245,247	203,995

Operating income	28,710	30,455
Interest expense, including amortization of original issue discounts and deferred financing costs	(33,135)	(17,872)
Other income (expense), net	3,044	(2,713)

(Loss) income from continuing operations before provision for income taxes	(1,381)	9,870
Provision for income taxes	446	4,629

(Loss) income from continuing operations before equity earnings of unconsolidated entities, net of tax	(1,827)	5,241
Equity earnings of unconsolidated entities, net of tax	4,040	2,497

Income from continuing operations	2,213	7,738
Income (loss) from discontinued operations, net of tax	11,946	(1,347)

Net income	14,159	6,391
Less: Net (loss) income attributable to non-controlling interests	(670)	100

Net income attributable to Inverness Medical Innovations, Inc. and Subsidiaries	14,829	6,291
Preferred stock dividends	(5,853)	(5,520)

Net income available to common stockholders	$8,976	$771

Basic net income per common share attributable to Inverness Medical
Innovations, Inc. and Subsidiaries:
(Loss) income from continuing operations	$(0.03)	$0.03
Income (loss) from discontinued operations	0.14	(0.02)

Net income per common share	$0.11	$0.01

Diluted net income per common share attributable to Inverness Medical
Innovations, Inc. and Subsidiaries:
(Loss) income from continuing operations	$(0.03)	$0.03
Income (loss) from discontinued operations	0.14	(0.02)

Net income per common share	$0.11	$0.01

Weighted average shares—basic	83,806	78,614

Weighted average shares—diluted	83,806	79,637

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$275,330	$492,773
Restricted cash	2,232	2,424
Marketable securities	1,853	947
Accounts receivable, net of allowances of $13,340 and $12,462 at March 31, 2010 and December 31, 2009, respectively	368,201	354,453
Inventories, net	241,079	221,539
Deferred tax assets	54,886	66,492
Income tax receivable	1,103	1,107
Prepaid expenses and other current assets	70,304	73,075
Assets held for sale	—	54,148

Total current assets	1,014,988	1,266,958
Property, plant and equipment, net	346,949	324,388
Goodwill	3,637,768	3,463,358
Other intangible assets with indefinite lives	64,679	43,644
Core technology and patents, net	481,103	421,719
Other intangible assets, net	1,327,669	1,264,708
Deferred financing costs, net, and other non-current assets	72,080	72,762
Investments in unconsolidated entities	59,181	63,965
Marketable securities	14,635	1,503
Deferred tax assets	21,255	20,987

Total assets	$7,040,307	$6,943,992

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$16,358	$18,970
Current portion of capital lease obligations	1,881	899
Accounts payable	123,704	126,322
Accrued expenses and other current liabilities	280,589	279,732
Payable to joint venture, net	73	533
Liabilities related to assets held for sale	—	11,558

Total current liabilities	422,605	438,014

Long-term liabilities:
Long-term debt, net of current portion	2,126,996	2,128,515
Capital lease obligations, net of current portion	1,793	940
Deferred tax liabilities	464,203	442,049
Deferred gain on joint venture	287,635	288,767
Other long-term liabilities	150,187	116,818

Total long-term liabilities	3,030,814	2,977,089

Commitments and contingencies (Notes 16)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $802,659 at March 31, 2010 and $793,696 at December 31, 2009); Authorized: 2,300 shares;
Authorized: 2,300 shares;
Issued and outstanding: 2,007 shares at March 31, 2010 and 1,984 shares at December 31, 2009	700,328	694,427
Common stock, $0.001 par value;
Authorized: 150,000 shares;
Issued and outstanding: 83,988 at March 31, 2010 and 83,567 at December 31, 2009	84	84
Additional paid-in capital	3,207,908	3,195,372
Accumulated deficit	(345,045)	(359,874)
Accumulated other comprehensive loss	(21,063)	(2,454)

Total stockholders’ equity	3,542,212	3,527,555
Non-controlling interests	44,676	1,334

Total equity	3,586,888	3,528,889

Total liabilities and equity	$7,040,307	$6,943,992

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$14,159	$6,391
Income (loss) from discontinued operations, net of tax	11,946	(1,347)

Income from continuing operations	2,213	7,738
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Interest expense related to amortization of original issue discounts and deferred financing costs	3,292	1,511
Depreciation and amortization	89,248	71,257
Non-cash stock-based compensation expense	7,570	5,879
Impairment of inventory	195	224
Impairment of long-lived assets	(34)	2,659
Loss on sale of fixed assets	213	191
Equity earnings of unconsolidated entities, net of tax	(4,040)	(2,497)
Deferred and other non-cash income taxes	(10,988)	(1,009)
Other non-cash items	(2,681)	3,288
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	8,759	(6,532)
Inventories, net	(10,415)	(65)
Prepaid expenses and other current assets	2,683	4,858
Accounts payable	(8,845)	(4,731)
Accrued expenses and other current liabilities	(9,112)	(17,756)
Other non-current liabilities	2,238	(459)

Net cash provided by continuing operations	70,296	64,556
Net cash (used in) provided by discontinued operations	(172)	2,842

Net cash provided by operating activities	70,124	67,398

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(17,286)	(20,729)
Proceeds from sale of property, plant and equipment	166	155
Cash (paid) received for acquisitions and transactional costs, net of cash acquired	(338,384)	5,671
Net cash received from equity method investments and marketable securities	8,221	10,965
Increase in other assets	(1,412)	(127)

Net cash used in continuing operations	(348,695)	(4,065)
Net cash provided by (used in) discontinued operations	63,446	(142)

Net cash used in investing activities	(285,249)	(4,207)

Cash Flows from Financing Activities:
Decrease (increase) in restricted cash	161	(976)
Cash paid for financing costs	(875)	(240)
Proceeds from issuance of common stock, net of issuance costs	10,634	4,741
Repayments on long-term debt	(2,437)	(2,943)
Net repayments from revolving lines-of-credit	(2,320)	(1,405)
Excess tax benefit from exercised stock options	1,421	—
Principal payments of capital lease obligations	(252)	(71)
Other	(38)	(35)

Net cash provided by (used in) continuing operations	6,294	(929)
Net cash used in discontinued operations	—	(2)

Net cash provided by (used in) financing activities	6,294	(931)

Foreign exchange effect on cash and cash equivalents	(8,612)	1,597

Net (decrease) increase in cash and cash equivalents	(217,443)	63,857
Cash and cash equivalents, beginning of period	492,773	141,324

Cash and cash equivalents, end of period	$275,330	$205,181

Supplemental Disclosure of Cash Flow Information:
Interest paid	$24,043	$16,330

Income taxes paid	$8,233	$9,081

Supplemental Disclosure of Non-cash Activities:
Equipment purchases under capital leases	$2,094	$188

The accompanying notes are an integral part of these consolidated financial statements.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation of Financial Information
     The accompanying consolidated financial statements of Inverness Medical Innovations, Inc. and Subsidiaries are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. Our audited consolidated financial statements for the year ended December 31, 2009 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, or SEC, on April 16, 2010. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009.
     Certain reclassifications of prior period amounts have been made to conform to current period presentation. These reclassifications had no effect on net income or equity.
(2) Cash and Cash Equivalents
     We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2010, our cash equivalents consisted of money market funds.
(3) Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$74,699	$62,397
Work-in-process	62,818	56,338
Finished goods	103,562	102,804

	$241,079	$221,539

(4) Stock-based Compensation
     We recorded stock-based compensation expense in our consolidated statements of operations of $7.6 million ($6.2 million, net of tax) and $5.9 million ($4.7 million, net of tax) for the three months ended March 31, 2010 and 2009, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of sales	$407	$432
Research and development	2,365	1,016
Sales and marketing	1,013	900
General and administrative	3,785	3,531

	$7,570	$5,879

     We report excess tax benefits from the exercise of stock options as financing cash flows. For the three months ended March 31, 2010 there was $1.4 million of excess tax benefits generated from option exercises, and for the three months ended March 31, 2009 there were no excess tax benefits generated from option exercises.
     Our stock option plans provide for grants of options to employees to purchase common stock at the fair market value of such shares on the grant date of the award. The options generally vest over a four-year period, beginning on the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. We use a Black-Scholes option-pricing model to calculate the grant-date fair value of options. The fair value of the stock options granted during the three months ended March 31, 2010 and 2009 was calculated using the following weighted-average assumptions:

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Stock Options:
Risk-free interest rate	2.43%	1.92%
Expected dividend yield	—	—
Expected term	5.34 years	5.20 years
Expected volatility	41.99%	43.97%

	Three Months Ended March 31,
	2010	2009
Employee Stock Purchase Plan:
Risk-free interest rate	0.18%	0.28%
Expected dividend yield	—	—
Expected term	181 days	181 days
Expected volatility	38.70%	72.05%
     A summary of the stock option activity for the three months ended March 31, 2010 is as follows (in thousands, except price per share and contractual term):

			Weighted-
			Average
		Weighted-	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
Options outstanding, January 1, 2010	9,838	$34.72
Granted	622	$54.00
Exercised	(259)	$26.08
Canceled/expired/forfeited	(82)	$39.18

Options outstanding, March 31, 2010	10,119	$36.05	6.49 years	$74,724

Options exercisable, March 31, 2010	5,784	$32.02	4.96 years	$59,647

     The weighted-average grant-date fair value under a Black-Scholes option pricing model of options granted during the three months ended March 31, 2010 and 2009 was $15.22 per share and $8.92 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2010 was $3.9 million.
     As of March 31, 2010, there was $54.8 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.53 years.
(5) Net Income per Common Share
     The following table sets forth the computation of basic and diluted net income per common share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31
	2010	2009
Income from continuing operations	$2,213	$7,738
Less: Preferred stock dividends	5,853	5,520

(Loss) income from continuing operations attributable to common shares	(3,640)	2,218
Less: Net (loss) income attributable to non-controlling interest	(670)	100

(Loss) income from continuing operations attributable to Inverness Medical Innovations, Inc. and Subsidiaries	(2,970)	2,118
Income (loss) from discontinued operations	11,946	(1,347)

Net income available to common stockholders	$8,976	$771

Weighted-average common shares outstanding — basic	83,806	78,614
Effect of dilutive securities:
Stock options	—	924
Warrants	—	99

Weighted-average common shares outstanding — diluted	83,806	79,637

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three Months Ended March 31
	2010	2009
Net income per common share — basic:
(Loss) income from continuing operations attributable to Inverness Medical Innovations, Inc. and Subsidiaries	$(0.03)	$0.03
Income (loss) from discontinued operations	0.14	(0.02)

Net income per common share — basic	$0.11	$0.01

Net income per common share — diluted:
(Loss) income from continuing operations attributable to Inverness Medical Innovations, Inc. and Subsidiaries	$(0.03)	$0.03
Income (loss) from discontinued operations	0.14	(0.02)

Net income per common share — diluted	$0.11	$0.01

     We had potential dilutive securities outstanding during the three months ended March 31, 2010 as follows: (a) options and warrants to purchase an aggregate of 10.5 million shares of common stock at a weighted average exercise price of $35.47 per share; (b) $150.0 million of 3% senior subordinated convertible notes, convertible at $43.98 per share; (c) $1.7 million of subordinated convertible promissory notes, convertible at $61.49 per share; and (d) 2.0 million shares of our Series B Convertible Perpetual Preferred Stock, with an aggregate liquidation preference of approximately $802.7 million, convertible under certain circumstances at $69.32 per share. In addition, during the three months ended March 31, 2010, we had 0.6 million common stock equivalents from the potential settlement of a portion of the deferred purchase price consideration related to the ACON Second Territory Business (See Note 8(b)). These potential dilutive securities were not included in the computation of diluted net income per common share for the three months ended March 31, 2010, because the effect of including such potential dilutive securities would have resulted in an anti-dilutive per-share computation for our continuing operations.
     We had dilutive securities outstanding during the three months ended March 31, 2009 consisting of options and warrants to purchase an aggregate of 10.4 million shares of common stock at a weighted average exercise price of $32.23 per share. We had potential dilutive securities outstanding on March 31, 2009 consisting of $150.0 million of 3% senior subordinated convertible notes, convertible at $43.98 per share, and 1.9 million shares of our Series B Convertible Perpetual Preferred Stock, with an aggregate liquidation preference of approximately $765.1 million, convertible under certain circumstances at $69.32 per share. These potential dilutive securities were not included in the computation of diluted net income per common share for the three months ended March 31, 2009, because the effect of including such potential dilutive securities would have resulted in an anti-dilutive per share computation for our continuing operations.
(6) Preferred Stock
     As of March 31, 2010, we had 5.0 million shares of preferred stock, $0.001 par value, authorized, of which 2.3 million shares were designated as Series B Convertible Perpetual Preferred Stock, or Series B preferred stock. In connection with our acquisition of Matria Healthcare Inc., or Matria, we issued shares of the Series B preferred stock and have paid dividends to date in shares of Series B preferred stock. At March 31, 2010, there were 2.0 million shares of Series B preferred stock outstanding with a fair value of approximately $535.8 million.
     Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of shares of the Series B preferred stock, we may, at our option, satisfy the entire conversion obligation in cash or through a combination of cash and common stock. Series B preferred stock outstanding at March 31, 2010 would convert into 11.6 million shares of our common stock which are reserved. There were no conversions as of March 31, 2010.
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
     Dividends paid in shares of common stock or Series B preferred stock are in an amount per share of such stock equal to the quotient of (a) $3.00 divided by (b) 97% of the average of the volume-weighted average price per share of either our common stock or the Series B preferred stock, as the case may be, on the New York Stock Exchange for each of the five consecutive trading days ending on the second trading day immediately prior to the record date of the dividend.
     For the three months ended March 31, 2010, Series B preferred stock dividends amounted to $5.9 million, which reduced earnings available to common stockholders for purposes of calculating net income per common share for the three months ended March 31, 2010 (Note 5). As of April 15, 2010, payments have been made covering all dividend periods through March 31, 2010. As of March 31, 2010, 2.0 million shares of Series B preferred stock are issued and outstanding which includes the accrued dividend shares.
     The holders of Series B preferred stock have liquidation preferences over the holders of our common stock and other classes of stock, if any, outstanding at the time of liquidation. Upon liquidation, the holders of outstanding Series B preferred stock would receive an amount equal to $400.00 per share of Series B preferred stock, plus any accumulated and unpaid dividends. As of March 31, 2010, the liquidation preference of the outstanding Series B preferred stock was $802.7 million. The holders of the Series B preferred stock generally have no voting rights, except with respect to matters affecting the Series B preferred stock (including the creation of a senior preferred stock) or in the event that dividends payable on the Series B preferred stock are in arrears for six or more quarterly periods, whether or not consecutive.
     We evaluated the terms and provisions of our Series B preferred stock to determine if it qualified for derivative accounting treatment. Based upon our evaluation, these securities do not qualify for derivative accounting.
(7) Comprehensive Income (Loss)
     In general, comprehensive income (loss) combines net income (loss) and other changes in equity during the year from non-owner sources. Our accumulated other comprehensive loss, which is a component of shareholders’ equity, includes foreign currency translation adjustments, gains (losses) on available-for-sale securities and interest rate swap adjustments. For the three months ended March 31, 2010 and 2009, we generated a comprehensive loss of $3.8 million and $31.7 million, respectively.
(8) Business Combinations
     On January 1, 2009, we adopted a new accounting standard issued by the Financial Accounting Standards Board, or FASB, related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Acquisitions consummated prior to January 1, 2009 were accounted for in accordance with the previously applicable guidance. In connection with the adoption of the new accounting standard, we expensed $4.0 million and $4.7 million of acquisition-related costs during the three months ended March 31, 2010 and 2009, respectively, in general and administrative expense. Included in the $4.7 million of expense during the three months ended March 31, 2009, was $3.8 million of costs associated with acquisition-related activity for transactions not consummated prior to January 1, 2009.
     (a) Acquisitions in 2010
     (i) Acquisition of a privately-owned research and development operation

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     On March 11, 2010, we acquired a privately-owned research and development operation. The preliminary aggregate purchase price was $70.6 million, which consisted of an initial cash payment totaling $35.0 million and a contingent consideration obligation of up to $125.0 million with an acquisition date fair value of $35.6 million.
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted approach derived from earn-out criteria estimates and the overall likelihood of achieving the targets before the corresponding delivery dates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant probability-weighted milestone payments were originally discounted using a discount rate of 6%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense within general and administrative expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $0.1 million in our consolidated statement of operations during the three months ended March 31, 2010, as a net result of a decrease in the discount period since the acquisition date and adjustments to certain probability factors. As of March 31, 2010, the fair value of the contingent consideration obligation was approximately $35.7 million.
     Included in our consolidated statement of operations for the three months ended March 31, 2010 is revenue totaling approximately $12,000 related to this acquired operation. The operating results of this acquired operation are included in our professional diagnostics reporting unit and business segment.
     A summary of the preliminary aggregate purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$373
Property, plant and equipment	152
Goodwill	61,213
Intangible assets	15,700

Total assets acquired	77,438

Current liabilities	731
Non-current liabilities	6,107

Total liabilities assumed	6,838

Net assets acquired	70,600
Less:
Fair value of contingent consideration obligation	35,600

Cash consideration	$35,000

     Finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$8,600	15 years
In-process research and development	7,100	N/A

Total intangible assets with finite lives	$15,700

     We do not expect the amount allocated to goodwill to be deductible for tax purposes.
     (ii) Acquisition of the ATS business
     On February 17, 2010, we acquired Kroll Laboratory Specialists, Inc., located in Gretna, Louisiana, which provides forensic quality substance abuse testing products and services across the United States. The preliminary aggregate purchase price was $109.5 million, which was paid in cash.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Included in our consolidated statement of operations for the three months ended March 31, 2010 is revenue totaling approximately $4.7 million related to the acquired business, which we have subsequently renamed Alere Toxicology Services, or ATS. The operating results of ATS are included in our professional diagnostics reporting unit and business segment.
     A summary of the preliminary aggregate purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$6,043
Property, plant and equipment	3,300
Goodwill	41,513
Intangible assets	60,300

Total assets acquired	111,156

Current liabilities	1,617

Total liabilities assumed	1,617

Net assets acquired/cash consideration paid	$109,539

     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be realized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Other intangible assets	$13,200	20 years
Customer relationships	47,100	16.87-19.87 years

Total intangible assets with finite lives	$60,300

     The amount allocated to goodwill from this acquisition is deductible for tax purposes.
     (iii) Acquisition of Standard Diagnostics
     On February 8, 2010, we acquired a 61.92% ownership interest in Standard Diagnostics, Inc., or Standard Diagnostics, via a tender offer for approximately $162.1 million. On March 22, 2010, we acquired an incremental 13.37% ownership interest in Standard Diagnostics via a second tender offer for approximately $36.2 million. Standard Diagnostics, a publicly-traded Korean company, specializes in the medical diagnostics industry. Its main product lines relate to diagnostic reagents and devices for hepatitis, infectious diseases, tumor markers, fertility, drugs of abuse, urine strips and protein strips. The preliminary aggregate purchase price was $198.3 million, which consisted of two cash payments.
     Included in our consolidated statement of operations for the three months ended March 31, 2010 is revenue totaling approximately $11.3 million related to Standard Diagnostics. The operating results of Standard Diagnostics are included in our professional diagnostics reporting unit and business segment.
     A summary of the preliminary aggregate purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$52,058
Property, plant and equipment	16,562
Goodwill	72,023
Intangible assets	131,580
Other non-current assets	13,334

Total assets acquired	285,557

Current liabilities	12,655
Non-current liabilities	32,088

Total liabilities assumed	44,743

Net assets acquired	240,814
Less:
Non-controlling interest in Standard Diagnostics	42,510

Cash consideration	$198,304

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be realized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$62,135	10 years
Trademarks and trade names	9,350	7 years
Customer relationships	46,155	10.9-15.9 years
Non-compete agreements	255	2 years
In-process research and development	13,685	N/A

Total intangible assets with finite lives	$131,580

     We do not expect the amount allocated to goodwill to be deductible for tax purposes.
     (iv) Other acquisitions in 2010
     During the first three months of 2010, we acquired the following businesses for a preliminary aggregate purchase price of $7.9 million, which consisted of initial cash payments totaling $7.2 million and deferred purchase price consideration with an acquisition date present value of $0.7 million.
•	RMD Networks, Inc., or RMD, located in Denver, Colorado, a provider of clinical groupware software and services designed to improve communication and coordination of care among providers, patients, and payers in the healthcare environment (Acquired January 2010)

•	certain assets of Streck, Inc., or Streck, a manufacturer of hematology, chemistry and immunology products for the clinical laboratory (Acquired January 2010)

•	assets of the diagnostics division of Micropharm Ltd., or Micropharm, located in Wales, United Kingdom, an expert in high quality antibody production in sheep for both diagnostic and therapeutic purposes, providing antisera on a contract basis for U.K. and overseas companies and academic institutions, mainly for research, therapeutic and diagnostic uses (Acquired March 2010)
     The operating results of Streck and Micropharm are included in our professional diagnostics reporting unit and business segment. The operating results of RMD are included in our health management reporting unit and business segment. Our consolidated statement of operations for the three months ended March 31, 2010 included revenue totaling approximately $0.1 million related to these businesses.
     A summary of the preliminary aggregate purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$248
Property, plant and equipment	1,044
Goodwill	3,098
Intangible assets	6,884

Total assets acquired	11,274

Current liabilities	1,414
Non-current liabilities	1,999

Total liabilities assumed	3,413

Net assets acquired	7,861
Less:
Present value of deferred purchase price consideration	688

Cash consideration	$7,173

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be realized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$950	5.167 years
License agreements	459	10 years
Software	5,000	7 years
Customer relationships	229	1 year
Manufacturing know-how	93	10 years
Other intangible assets	153	5 years

Total intangible assets with finite lives	$6,884

     Goodwill has been recognized in the acquisition of RMD and amounted approximately $3.1 million. We do not expect the goodwill related to this acquisition to be deductible for tax purposes.
     (b) Acquisitions in 2009
     During the year ended December 31, 2009, we acquired the following businesses for a preliminary aggregate purchase price of $655.4 million ($651.4 million present value), which consisted of $428.4 million in cash, 3,430,435 shares of our common stock with an aggregate fair value of $117.5 million; $2.9 million of fair value associated with employee stock options exchanged as part of the transactions; deferred purchase price consideration payable in cash and common stock with an aggregate fair value of $55.0 million; notes payable totaling $7.9 million; warrants with a fair value of $0.1 million and a contingent consideration obligation with an acquisition date fair value of $39.8 million. In addition, we assumed and immediately repaid debt totaling approximately $45.1 million.
     We determined the acquisition date fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurements are based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were then initially discounted using discount rates ranging from 6% to 18%. At each reporting date, we revalue the contingent consideration obligations at fair value and record increases and decreases in the fair values as income or expense within general and administrative expense in our consolidated statement of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded income of approximately $3.2 million in our consolidated statement of operations during the three months ended March 31, 2010, as a result of a decrease in the discount period, changes in the discount rates since the various acquisition dates and changes in estimates and probability assumptions with respect to the various earn-out criteria. As of March 31, 2010, the fair value of the contingent consideration obligations was approximately $38.5 million, of which $23.3 million is payable in shares of our common stock, unless certain 2010 financial targets are exceeded, in which case $16.0 million may be settled in cash at the election of the sellers.
•	51.0% share in Long Chain International Corp., or Long Chain, located in Taipei, Taiwan, a distributor of point-of-care diagnostics testing products primarily to the Taiwanese marketplace (Acquired December 2009). In January 2010, we acquired the remaining 49.0% interest in Long Chain.

•	Biolinker S.A., or Biolinker, located in Buenos Aires, Argentina, a distributor of point-of-care diagnostics testing products primarily to the Argentinean marketplace (Acquired December 2009)

•	Jinsung Meditech, Inc., or JSM, located in Seoul, Korea, a distributor of point-of-care diagnostics testing products primarily to the South Korean marketplace (Acquired December 2009)

•	Tapestry Medical, Inc., or Tapestry, located in Livermore, California, a privately-owned provider of products and related services designed to support anti-coagulation disease management for patients at risk for stroke and other clotting disorders (Acquired November 2009)

•	Mologic Limited, or Mologic, located in Sharnbrook, United Kingdom, a research and development entity having wide immunoassay experience, as well as a broad understanding of medical diagnostic devices and antibody development (Acquired October 2009)

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	Biosyn Diagnostics Limited, or Biosyn, located in Belfast, Ireland, a distributor of point-of-care diagnostics testing products primarily to the Irish marketplace (Acquired October 2009)

•	Medim Schweiz GmbH., or Medim, located in Zug, Switzerland, a distributor of point-of-care diagnostics testing products primarily to the Swiss marketplace (Acquired September 2009)

•	Free & Clear, Inc., or Free & Clear, located in Seattle, Washington, a privately-owned company that specializes in behavioral coaching to help employers, health plans and government agencies improve the overall health and productivity of their covered populations (Acquired September 2009)

•	ZyCare, Inc., or ZyCare, located in Chapel Hill, North Carolina, a provider of technology and services used to help manage many chronic illnesses (Acquired August 2009)

•	Concateno, a publicly-traded company headquartered in the United Kingdom that specializes in the manufacture and distribution of rapid drugs of abuse diagnostic products used in health care, criminal justice, workplace and other testing markets (Acquired August 2009)

•	Certain assets from CVS Caremark’s Accordant Common disease management programs, or Accordant, whereby chronically-ill patients served by Accordant Common disease management programs will be managed and have access to expanded offerings provided by Alere (Acquired August 2009)

•	GeneCare Medical Genetics Center, Inc., or GeneCare, located in Chapel Hill, North Carolina, a medical genetics testing and counseling business (Acquired July 2009)

•	assets of ACON Laboratories, Inc.’s and certain related entities’ business of researching, developing, manufacturing, distributing, marketing and selling lateral flow immunoassay and directly-related products in China, Asia Pacific, Latin America, South America, the Middle East, Africa, India, Pakistan, Russia and Eastern Europe (the “ACON Second Territory Business”) (Acquired April 2009)
     The operating results of Long Chain, Biolinker, JSM, Mologic, Biosyn, Medim, Concateno and the ACON Second Territory Business are included in our professional diagnostics reporting unit and business segment. The operating results of Tapestry, Free & Clear, ZyCare, Accordant and GeneCare are included in our health management reporting unit and business segment. Our consolidated statement of operations for the three months ended March 31, 2010 included revenue totaling approximately $78.2 million related to these businesses.
     A summary of the preliminary aggregate purchase price allocation for these acquisitions is as follows (dollars in thousands):

Current assets	$87,687
Property, plant and equipment	13,018
Goodwill	400,387
Intangible assets	298,560
Other non-current assets	1,541

Total assets acquired	801,193

Current liabilities	90,411
Non-current liabilities	59,358

Total liabilities assumed	149,769

Net assets acquired	651,424
Less:
Fair value of common stock issued (3,430,435 shares)	117,476
Fair value of stock options exchanged (315,227 options)	2,881
Fair value of warrants issued	57
Notes payable	7,819
Present value of deferred purchase price consideration	55,025
Fair value of contingent consideration obligation	39,815

Cash consideration	$428,351

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Customer relationships are amortized based on patterns in which the economic benefits of customer relationships are expected to be realized. Other finite-lived identifiable assets are amortized on a straight-line basis. The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$13,320	3-10 years
Trademarks and trade names	33,753	2-20 years
Supplier relationships	1,581	8 years
Customer relationships	244,926	5.33-19 years
Non-compete agreements	4,280	2-5 years
In-process research and development	700	N/A

Total intangible assets with finite lives	$298,560

     Goodwill has been recognized in all transactions and amounted to approximately $400.4 million. Goodwill related to the acquisitions of Tapestry, GeneCare and Accordant, which totaled $52.9 million, is expected to be deductible for tax purposes. Goodwill related to all other acquisitions is not deductible for tax purposes.
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

	Severance	Facility	Total Exit
	Related	And Other	Activities
Balance, December 31, 2009	$5,369	$7,001	$12,370
Restructuring plan accruals	(1,536)	—	(1,536)
Payments	(2,462)	(1,275)	(3,737)
Currency adjustments	—	—	—

Balance, March 31, 2010	$1,371	$5,726	$7,097

     In connection with our acquisition of Matria, we implemented an integration plan to improve operating efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Matria organization, as activities were combined with our existing business operations. We recorded $18.7 million in exit costs, of which $13.8 million relates to change in control and severance costs to involuntarily terminate employees and $4.8 million related to facility exit costs. During the first quarter of 2010, we determined that $1.5 million in change in control costs would not be incurred, therefore reducing the assumed liability and goodwill related to the Matria acquisition. As of March 31, 2010, $2.5 million in exit costs remain unpaid. See Note 9 for additional restructuring charges related to the Matria facility exit costs, within the health management business segment.
     During 2007, we formulated restructuring plans in connection with our acquisition of Cholestech Corporation, or Cholestech, consistent with our acquisition strategy to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the Cholestech facility in Hayward, California. We have transitioned the manufacturing of the related products to our Biosite facility in San Diego, California and have transitioned the sales and distribution of the products to our shared services center in Orlando, Florida. Since inception of the plans, we recorded $9.2 million in exit costs, of which $6.5 million relates to executive change in control agreements and severance costs to involuntarily terminate employees and $2.7 million relates to facility exit costs. As of March 31, 2010, $3.5 million in exit costs remain unpaid. See Note 9 for additional restructuring charges related to the Cholestech facility closure and integration.
     As a result of our acquisitions of Panbio Limited, Matritech, Inc. and Ostex, we established plans to exit facilities and realize efficiencies and cost savings. Total costs associated with these plans were $6.5 million, of which $1.8

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
million related to severance costs and $4.7 million related to facility and exit costs. As of March 31, 2010, $1.1 million in facility costs remain unpaid.
     Although we believe our plans and estimated exit costs for our acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.
     (d) Pro Forma Financial Information
     The following table presents selected unaudited financial information of our company, including the assets of the ACON Second Territory Business and Standard Diagnostics as if the acquisition of these entities had occurred on January 1, 2009. Pro forma results exclude adjustments for various other less significant acquisitions completed since January 1, 2009, as these acquisitions did not materially affect our results of operations. The less significant 2009 and 2010 acquisitions contributed $73.1 million of net revenue in 2010.
     The pro forma results are derived from the historical financial results of the acquired businesses for the periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2009 (in thousands, except per share amount).

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Pro forma net revenue	$521,407	$446,038

Pro forma net loss from continuing operations attributable to Inverness Medical Innovations, Inc. and Subsidiaries	$(1,036)	$(1,333)

Pro forma net income (loss) available to common stockholders	$10,910	$(2,679)

Pro forma net loss from continuing operations attributable to Inverness Medical Innovations, Inc. and Subsidiaries per common share — basic and diluted(1)	$(0.01)	$(0.02)

Pro forma net income (loss) available to common stockholders — basic(1)	$0.13	$(0.03)

Pro forma net income (loss) available to common stockholders — diluted(1)	$0.13	$(0.03)

(1)	Net income (loss) per common share amounts are computed as described in Note 5.

(9)	Restructuring Plans
     The following table sets forth the aggregate charges associated with restructuring plans recorded in operating income for the three months ended March 31, (in thousands):

	2010	2009
Cost of net revenue	$1,580	$2,035
Research and development	(85)	511
Sales and marketing	952	132
General and administrative	4,521	1,488

	$6,968	$4,166

     (a) 2010 Restructuring Plans
     In the first quarter of 2010, management developed additional plans to reduce costs and improve efficiencies in our health management business segment. As a result of these plans, we recorded $5.5 million in charges during the three months ended March 31, 2010, which included $3.2 million in severance costs, $2.2 million in costs associated with facility exit costs and $0.1 million in present value accretion on facility exit costs, which was included in interest expense. As of March 31, 2010, $5.3 million in costs remains unpaid. We anticipate incurring an additional $0.5 million in severance related costs under these plans.
     (b) 2009 Restructuring Plans
     In 2009, management developed plans to reduce costs and improve efficiencies in our health management business segment, as well as reduce costs and consolidate operating activities among several of our professional diagnostics related German subsidiaries. As a result of these plans, we recorded $0.3 million in severance related restructuring charges during the three months ended March 31, 2010. We have incurred $3.5 million since the inception of the plans, including $2.8 million in severance costs, $0.5 million in contract cancellation costs, $0.1 million in present value accretion on facility exit costs and $0.1 million in fixed asset impairment costs. Of the $3.4 million included in operating income, $2.3 million and $1.1 million was included in our health management and professional diagnostics business segments, respectively. We also recorded $0.1 million in present value accretion related to Matria’s facility exit costs to interest expense during 2009. As of March 31, 2010, $0.3 million in exit costs remain unpaid. We expect to incur an additional $0.3 million in facility exit costs under these plans during 2010, which will be included primarily in our professional diagnostics business segment.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     (c) 2008 Restructuring Plans
     In May 2008, we decided to close our facility located in Bedford, England and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. Based upon this decision, during the three months ended March 31, 2010, we recorded $0.6 million in restructuring charges, of which $0.2 million related to a reduction in severance-related costs, $0.6 million related to transition costs, $0.1 million related to fixed asset and inventory write-offs and $0.1 million related to the acceleration of facility restoration costs. During the three months ended March 31, 2009, we recorded $0.6 million in restructuring charges, of which $0.5 million related primarily to severance-related costs and $0.1 million related to the acceleration of facility restoration costs. Of the $0.5 million included in operating income for both the three months ended March 31, 2010 and 2009, substantially all was charged to our professional diagnostics business segment. We also recorded $0.1 million during both the three months ended March 31, 20010 and 2009, related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease, to interest expense.
     In addition to the restructuring charges discussed above, $1.6 million and $2.1 million of charges associated with the Bedford facility closure was borne by SPD during the three months ended March 31, 2010 and 2009, respectively. Included in the $1.6 million charges for the three months ended March 31, 2009, was $1.0 million in severance and retention costs, $1.0 million in transition costs and $0.4 million of a reduction in inventory write-offs. Included in the $2.1 million charges for the three months ended March 31, 2009, were $1.8 million in severance and retention costs, $0.2 million in facility and other exit costs and $0.1 million of fixed asset impairments. Of these restructuring charges, 50%, or $0.8 million and $1.1 million, has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively. Of the total exit costs incurred jointly with SPD under this plan, including severance-related costs, lease penalties and restoration costs, $11.4 million remains unpaid as of March 31, 2010.
     Since inception of the plan, we recorded $18.7 million in restructuring charges, including $7.4 million related to the acceleration of facility restoration costs, $5.6 million of fixed asset and inventory impairments, $3.7 million in severance costs, $0.7 million in early termination lease penalties, $1.9 million in transition costs and $0.6 million related to a pension plan curtailment gain associated with the Bedford employees being terminated. SPD has been allocated $26.5 million in restructuring charges since the inception of the plan, including $9.2 million of fixed asset and inventory impairments, $10.9 million in severance and retention costs, $2.9 million in early termination lease penalties, $3.2 million in facility exit costs and $0.3 million related to the acceleration of facility exit costs. We anticipate incurring additional costs of approximately $6.3 million related to the closure of this facility, including, but not limited to, severance and retention costs, rent obligations, transition costs and incremental interest expense associated with our lease obligations which will terminate the end of 2011. Of these additional anticipated costs, approximately $1.7 million will be borne by us and included primarily in our professional diagnostics business segment. Additionally, approximately $4.6 million will be borne by SPD. We expect the majority of these costs to be incurred by the end of the first half of 2010, which is our anticipated facility closure date.
     As a result of our plans to transition the businesses of Cholestech and HemoSense to Biosite and Panbio to Orlando, Florida and close these facilities, we incurred $0.7 million in restructuring charges during the three months ended March 31, 2010, of which $0.3 million relates to severance and retention costs and $0.4 million in transition costs. During the three months ended March 31, 2009 we incurred $3.1 million in restructuring charges, of which $1.9 million relates to fixed asset impairments, $0.8 million relates to severance and retention costs, $0.2 million in inventory write-offs and $0.2 million in transition costs. During the three months ended March 31, 2010 and 2009, all charges were included in operating income of our professional diagnostics business segment. Since the inception of the plan, we incurred $12.7 million in restructuring charges, of which $4.6 million relates to severance and retention costs, $2.8 million in fixed asset impairments, $3.6 million in transition costs, $1.3 million in inventory write-offs and $0.4 million in present value accretion of facility lease costs related to these plans. Of the $8.6 million in severance and exit costs, $0.9 million remains unpaid as of March 31, 2010.
     We anticipate incurring an additional $2.0 million in restructuring charges under our Cholestech plan, primarily related to facility exit costs, along with severance and other costs to transition the Cholestech operations to our Biosite facility and will be included in our professional diagnostics business segment. See Note 8(c) for further information and costs related to these plans.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(10) Long-term Debt
     We had the following long-term debt balances outstanding (in thousands):

	March 31, 2010	December 31, 2009
First Lien Credit Agreement — Term loans	$948,563	$951,000
First Lien Credit Agreement — Revolving line-of-credit	142,000	142,000
Second Lien Credit Agreement	250,000	250,000
3% Senior subordinated convertible notes	150,000	150,000
9% Senior subordinated notes, net of original issue discount	388,618	388,278
7.875% Senior notes, net of original issue discount	244,153	243,959
Lines-of-credit	962	2,902
Other	19,058	19,346

	2,143,354	2,147,485
Less: Current portion	(16,358)	(18,970)

	$2,126,996	$2,128,515

     (a) 7.875% Senior Notes
     During the third quarter of 2009, we sold a total of $250.0 million aggregate principal amount of 7.875% senior notes due 2016, or the 7.875% senior notes, in two separate transactions. On August 11, 2009, we sold $150.0 million aggregate principal amount of 7.875% senior notes in a public offering. Net proceeds from this offering amounted to approximately $145.0 million, which was net of underwriters’ commissions totaling $2.2 million and original issue discount totaling $2.8 million. The net proceeds were used to fund our acquisition of Concateno. At March 31, 2010, we had $147.4 million in indebtedness under this issuance of our 7.875% senior notes.
     On September 28, 2009, we sold $100.0 million aggregate principal amount of 7.875% senior notes in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers. Net proceeds from this offering amounted to approximately $95.0 million, which was net of the initial purchasers’ original issue discount totaling $3.5 million and offering expenses totaling approximately $1.5 million. The net proceeds were used to partially fund our acquisition of Free & Clear. At March 31, 2010, we had $96.7 million in indebtedness under this issuance of our 7.875% senior notes.
     The 7.875% senior notes were issued under an indenture dated August 11, 2009, as amended or supplemented, the August 2009 Indenture. The 7.875% senior notes accrue interest from the dates of their respective issuances at the rate of 7.875% per year. Interest on the notes are payable semi-annually on February 1 and August 1, commencing on February 1, 2010. The notes mature on February 1, 2016, unless earlier redeemed.
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The 7.875% senior notes are unsecured and are equal in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 7.875% senior notes and the August 2009 Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are equal in right of payment to all of their existing and future senior debt. See Note 20 for guarantor financial information.
     The August 2009 Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.
     Interest expense related to our 7.875% senior notes for the three months ended March 31, 2010, including amortization of deferred financing costs and original issue discounts, was $5.1 million. As of March 31, 2010, accrued interest related to the 7.875% senior notes amounted to $3.2 million.
     (b) 9% Senior Subordinated Notes
     On May 12, 2009, we completed the sale of $400.0 million aggregate principal amount of 9% senior subordinated notes due 2016, or the 9% subordinated notes, in a public offering. Net proceeds from this offering amounted to $379.5 million, which was net of underwriters’ commissions totaling $8.0 million and original issue discount totaling $12.5 million. The net proceeds are intended to be used for general corporate purposes. At March 31, 2010, we had $388.6 million in indebtedness under our 9% subordinated notes.
     The 9% subordinated notes, which were issued under an indenture dated May 12, 2009, as amended or supplemented, the May 2009 Indenture, accrue interest from the date of their issuance, or May 12, 2009, at the rate of 9% per year. Interest on the notes are payable semi-annually on May 15 and November 15, commencing on November 15, 2009. The notes mature on May 15, 2016, unless earlier redeemed.
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
     The 9% subordinated notes are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 9% subordinated notes and the May 2009 Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of our domestic subsidiaries, and the obligations of such domestic

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt. See Note 20 for guarantor financial information.
     The May 2009 Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.
     Interest expense related to our 9% subordinated notes for the three months ended March 31, 2010, including amortization of deferred financing costs and original issue discounts, was $9.7 million. As of March 31, 2010, accrued interest related to the senior subordinated notes amounted to $14.0 million.
     (c) Secured Credit Facilities
     As of March 31, 2010, we had approximately $948.6 million in aggregate principal amount of indebtedness outstanding under our First Lien Credit Agreement and $250.0 million in aggregate principal amount of indebtedness outstanding under our Second Lien Credit Agreement (collectively with the First Lien Credit Agreement, the secured credit facilities). Included in the secured credit facilities is a revolving line-of-credit of $150.0 million, of which $142.0 million was outstanding as of March 31, 2010. Under the terms of the secured credit facilities, substantially all of the assets of our U.S. subsidiaries are pledged as collateral. With respect to shares or ownership interests of foreign subsidiaries owned by U.S. entities, we have pledged 66% of such assets.
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
     For the three months ended March 31, 2010, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $15.7 million. For the three months ended March 31, 2009, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $15.9 million. As of March 31, 2010, accrued interest related to the secured credit facilities amounted to $2.2 million. As of March 31, 2010, we were in compliance with all debt covenants related to the secured credit facility, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.
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
     (d) 3% Senior Subordinated Convertible Notes
     In May 2007, we sold $150.0 million aggregate principal amount of 3% senior subordinated convertible notes, or senior subordinated convertible notes. At March 31, 2010, we had $150.0 million in indebtedness under our senior subordinated convertible notes. The senior subordinated convertible notes are convertible into 3.4 million shares of our common stock at a conversion price of $43.98 per share.
     Interest expense related to our senior subordinated convertible notes for both the three months ended March 31, 2010 and 2009, including amortization of deferred financing costs, was $1.2 million. As of March 31, 2010, accrued interest related to the senior subordinated convertible notes amounted to $1.7 million.
(11) Derivative Financial Instruments
     The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on/in our accompanying consolidated balance sheets and consolidated statements of operations and in accumulated other comprehensive loss (in thousands):

		Fair Value at	Fair Value at
Derivative Instruments	Balance Sheet Caption	March 31, 2010	December 31, 2009
Interest rate swap contracts(1)	Other long-term liabilities	$17,146	$15,945

		Amount of	Amount of
		Loss Recognized	Loss Recognized
		During the Three	During the Three
	Location of Gain (Loss)	Months Ended	Months Ended
Derivative Instruments	Recognized in Income	March 31, 2010	March 31, 2009
Interest rate swap contracts(1)	Other comprehensive loss	$(1,201)	$(1,916)

(1)	See Note 10(c) regarding our interest rate swaps which qualify as cash flow hedges.
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
     Described below are the three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in marketable securities related to a deferred compensation plan assumed in a business combination. The liabilities associated with this plan relate to deferred compensation, which is indexed to the performance of the underlying investments.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 liabilities include interest rate swap contracts.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the contingent consideration obligations related to our acquisitions of Accordant, Free & Clear, JSM, Mologic, Tapestry and a privately-owned research and development operation in March 2010 are valued using Level 3 inputs. As of March 31, 2009, we did not have any assets or liabilities that were measured at fair value using Level 3 inputs.
     The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	March 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$16,488	$16,488	$—	$—

Total assets	$16,488	$16,488	$—	$—

Liabilities:
Interest rate swap liability (1)	$17,146	$—	$17,146	$—
Contingent consideration obligations (2)	74,153	—	—	74,153

Total liabilities	$91,299	$—	$17,146	$74,153

		Quoted Prices in	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$2,450	$2,450	$—	$—

Total assets	$2,450	$2,450	$—	$—

Liabilities:
Interest rate swap liability (1)	$15,945	$—	$15,945	$—
Contingent consideration obligations (3)	43,178	—	—	43,178

Total liabilities	$59,123	$—	$17,146	$43,178

(1)	Included in other long-term liabilities on our accompanying consolidated balances sheet.

(2)	The fair value measurement of the contingent consideration obligations related to the acquisitions of Accordant, Free & Clear, JSM, Mologic, Tapestry and a privately-owned research and development operation in March 2010 are valued using Level 3 inputs. We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Changes in the value of these contingent consideration obligations are recorded as income or expense, a component of operating income in our consolidated statement of operations.

(3)	The fair value measurement of the contingent consideration obligations related to the acquisitions of Accordant, Free & Clear, JSM, Mologic and Tapestry are valued using Level 3 inputs. We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Changes in the value of these contingent consideration obligations are recorded as income or expense, a component of operating income in our accompanying consolidated statements of operations.
     Changes in the fair value of our Level 3 contingent consideration obligations during the three months ended March 31, 2010 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2010	$43,178
Acquisition date fair value of contingent consideration obligations recorded	34,056
Payments	—
Adjustments, net (income) expense	(3,081)

Fair value of contingent consideration obligations, March 31, 2010	$74,153

     At March 31, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
     The carrying amounts and the estimated fair values of our long-term debt were $2.1 billion each at March 31, 2010 and December 31, 2009. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.
(13) Defined Benefit Pension Plan
     Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three Months Ended March 31,
	2010	2009
Service cost	$—	$—
Interest cost	159	136
Expected return on plan assets	(111)	(100)
Realized losses	—	—

Net periodic benefit cost	$48	$36

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
     On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business (Note 19). The sale included our entire private label and branded nutritionals businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment. The results of the vitamins and nutritional supplements business, which represents our entire vitamins and nutritional supplements business segment, are included in income (loss) from discontinued operations, net of tax, for all periods presented. The net assets and net liabilities associated with the vitamins and nutritional supplements business were reclassified to assets held for sale and liabilities related to assets held for sale within current assets and current liabilities, respectively, and were presented in Corporate and Other as of December 31, 2009.
     We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

				Corporate
	Professional	Health	Consumer	and
	Diagnostics	Management	Diagnostics	Other	Total
Three months ended March 31, 2010:
Net revenue to external customers	$340,393	$148,532	$26,329	$—	$515,254
Operating income (loss)	$51,474	$(9,001)	$2,378	$(16,141)	$28,710
Three months ended March 31, 2009:
Net revenue to external customers	$268,876	$122,167	$34,110	$—	$425,153
Operating income (loss)	$46,825	$1,052	$(1,557)	$(15,865)	$30,455
Assets:
As of March 31, 2010	$4,697,152	$2,029,695	$222,466	$90,994	$7,040,307
As of December 31, 2009	$4,261,716	$2,031,260	$219,647	$431,369	$6,943,992
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
     We had a net payable to the joint venture of $0.1 million and $0.5 million as of March 31, 2010 and December 31, 2009, respectively. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $8.5 million and $12.3 million as of March 31, 2010 and December 31, 2009, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $18.0

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
million and $25.3 million during the three months ended March 31, 2010 and 2009, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.3 million and $0.4 million during the three months ended March 31, 2010 and 2009, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.
     Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in the U.K. and China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $11.2 million and $14.5 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively, and $21.9 million and $23.2 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively. During the first quarter of 2010, we received $8.8 million in cash from SPD as a return of capital.
(16) Material Contingencies and Legal Settlements
     (a) Legal Proceedings
     Our material pending legal proceedings are described in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, or the Form 10-K. During the three months ended March 31, 2010, we reached a preliminary settlement, subject to court approval, related to the intellectual property litigation relating to our health management businesses described in the Form 10-K. We recognized in other income a net gain associated with the pending settlements which will be less than the amount of our previously established reserves.
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
     We have contractual contingent consideration terms related to our acquisitions of Accordant, Ameditech, Binax, Inc., or Binax, Free & Clear, Gabmed GmbH, or Gabmed, JSM, Mologic, Tapestry, a privately-owned research and development operation in March 2010, Vision Biotech Pty Ltd, or Vision, and our privately-owned health management business acquired in 2008.
     (i) Acquisitions Completed Prior to January 1, 2009
     • Ameditech
     With respect to Ameditech, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue targets for the one-year period ending on the first anniversary of the acquisition date and the one-year period ending on the second anniversary of the acquisition date. As of March 31, 2010, the remaining contingent consideration to be earned is approximately $4.0 million. Contingent consideration is accounted for as an increase in the aggregate purchase price, if and when the contingency occurs.
     • Binax
     With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. As of March 31, 2010, the remaining contingent consideration to be earned is approximately $3.7 million. Contingent consideration is accounted for as an increase in the aggregate purchase price, if and when the contingencies occur.

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     • Gabmed
     With respect to Gabmed, the terms of the acquisition agreement provide for contingent consideration totaling up to €750,000 payable in up to five annual amounts beginning in 2007, upon successfully meeting certain revenue and EBIT (earnings before interest and taxes) milestones in each of the respective annual periods. As of March 31, 2010, the remaining contingent consideration to be earned is approximately €0.5 million ($0.7 million). Contingent consideration is accounted for as an increase in the aggregate purchase price, if and when the contingencies occur.
     • Privately-owned health management business
     With respect to a privately-owned health management business which we acquired in 2008, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets. The remaining contingent consideration to be earned will be payable upon meeting certain EBITDA targets for the year ended December 31, 2010. Contingent consideration is accounted for as an increase in the aggregate purchase price, if and when the contingency occurs.
     • Vision
     With respect to Vision, the terms of the acquisition agreement provide for incremental consideration payable to the former Vision shareholders upon the completion of certain product development milestones and successfully maintaining certain production levels and product costs during each of the two years following the acquisition date, which was September 4, 2008. As of March 31, 2010, the remaining contingent consideration to be earned is approximately $1.2 million. Contingent consideration is accounted for as an increase in the aggregate purchase price, if and when the contingency occurs.
     (ii)Acquisitions Completed on or after January 1, 2009
     • Accordant
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
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were originally discounted using a discount rate of 18%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $0.1 million within general and administrative expense in our consolidated statement of operations during the three months ended March 31, 2010, as a net result of a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of March 31, 2010, the fair value of the contingent consideration obligation was approximately $3.4 million.
     • Free & Clear
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from 2010 revenue and EBITDA estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant probability-weighted cash flows were originally discounted using a discount rate of 13%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded income of approximately $4.1 million within general and administrative expense in our consolidated statement of operations during the three months ended March 31, 2010, as a net result of changes to revenue estimates, changes in probability assumptions and a decrease in the discount period since the acquisition date. As of March 31, 2010, the fair value of the contingent consideration obligation was approximately $10.6 million.
     • JSM
     With respect to JSM, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the fiscal years 2010 through 2012. The maximum amount of the earn-out payments is approximately $3.0 million.
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from revenue and operating income estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant probability-weighted cash flows were originally discounted using a discount rate of 16%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $42,000 within general and administrative expense in our consolidated statement of operations during the three months ended March 31, 2010, as a net result of a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of March 31, 2010, the fair value of the contingent consideration obligation was approximately $1.1 million.
     • Mologic
     With respect to Mologic, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting five R&D project milestones during the four years following the acquisition. The maximum amount of the earn-out payments is $19.0 million, which will be paid in shares of our common stock.
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted approach derived from the expected delivery value based upon the overall probability of achieving the targets before the corresponding delivery dates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant probability-weighted earn-out amounts were originally discounted using a discount rate of 6%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in management estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $0.4 million within general and administrative expense in our consolidated statement of operations during the three months ended March 31, 2010, as a net result of a decrease in the discount period, fluctuations in

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
the discount rate since the acquisition date and adjustments to certain probability factors. As of March 31, 2010, the fair value of the contingent consideration obligation was approximately $6.2 million.
     • Privately-owned research and development operation
     With respect to our acquisition of a privately-owned research and development operation in March 2010, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and product development targets during an eight year period ending on the eighth anniversary of the acquisition date. The maximum amount of the earn-out payments is $125.0 million and, if earned, payments will be made during the eight year period following the acquisition date.
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted approach derived from the overall likelihood of achieving the targets before the corresponding delivery dates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant probability-weighted milestone payments were originally discounted using a discount rate of 6%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $0.1 million within general and administrative expense in our consolidated statement of operations during the three months ended March 31, 2010, as a net result of a decrease in the discount period since the acquisition date and adjustments to certain probability factors. As of March 31, 2010, the fair value of the contingent consideration obligation was approximately $35.7 million.
     • Tapestry
     With respect to Tapestry, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the fiscal years 2010 and 2011. The maximum amount of the earn-out payments is $25.0 million which, if earned, will be paid in shares of our common stock, except in the case that the 2010 financial targets defined under the earn-out agreement are exceeded, in which case the seller may elect to be paid the 2010 earn-out in cash.
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant probability-weighted cash flows were originally discounted using a discount rate of 16%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $0.4 million within general and administrative expense in our consolidated statement of operations during the three months ended March 31, 2010, as a net result of a decrease in the discount period and adjustments to certain probability factors. As of March 31, 2010, the fair value of the contingent consideration obligation was approximately $17.1 million.
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
(17) Recent Accounting Pronouncements
Recently Issued Standards
     In March 2010, the FASB issued Accounting Standards Update No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Credit Derivatives, or ASU 2010-11. ASU 2010-11 clarifies that embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. ASU 2010-11 also provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations are subject to bifurcations and separate accounting. ASU 2010-11 is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010, with early adoption permitted. We are currently evaluating the potential impact of this standard.
     In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB EITF, or ASU 2009-14. ASU 2009-14 changes the accounting model for revenue arrangements that include tangible products and software elements. The amendments of this update provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue recognition guidance. The amendments in this update also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software, as well as arrangements that have deliverables both included and excluded from the scope of software revenue recognition guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard.
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
Recently Adopted Standards
     Effective January 1, 2010 we adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. A reporting entity should provide additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 fair value measurements. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on our financial position, results of operations or cash flows. The disclosures regarding Level 3 fair value measurements do not become effective until January 1, 2011 and, given such, we are currently evaluating the potential impact of this part of the update.
     Effective January 1, 2010 we adopted ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force), or ASU

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
2010-01. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). Those distributions should be accounted for and included in EPS calculations. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
     Effective January 1, 2010, we adopted ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17. The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We evaluated our business relationships to identify potential variable interest entities and have concluded that consolidation of such entities is not required for the periods presented. On an on-going basis, we will continue to reassess our involvement with variable interest entities.
     Effective January 1, 2010, we adopted ASU No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets, or ASU 2009-16. The amendments in this update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
     Effective January 1, 2010, we adopted ASU No. 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing, or ASU 2009-15. ASU 2009-15 provides guidance on equity-classified share-lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering or other financing. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
(18) Equity Investments
     We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:
     (i) Joint Venture with P&G
     In May 2007, we completed our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostics business related to the joint venture. For the three months ended March 31, 2010 and 2009, we recorded earnings of $3.6 million and $2.1 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of the joint venture’s net income for the respective periods.
     (ii) TechLab
     In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
associated diarrhea and parasitology. For three months ended March 31, 2010 and 2009, we recorded earnings of $0.6 million and $0.4 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.
     (iii) Vedalab
     In November 2006, we acquired our 40% investment in Vedalab S.A., or Vedalab, a French manufacturer and supplier of rapid diagnostic tests in the professional market. For three months ended March 31, 2010 and 2009, we recorded a loss of $0.1 million, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of Vedalab’s net income for the respective periods.
     Summarized financial information for the P&G joint venture and TechLab on a combined basis is as follows (in thousands):
Combined Condensed Results of Operations:

	For the Three Months Ended March 31,
	2010	2009
Net revenue	$61,254	$61,799

Gross profit	$36,112	$31,455

Net income after taxes	$8,398	$5,114

Combined Condensed Balance Sheets:

	March 31, 2010	December 31, 2009
Current assets	$77,044	$87,880
Non-current assets	25,742	26,881

Total assets	$102,786	$114,761

Current liabilities	$60,341	$61,959
Non-current liabilities	2,154	1,492

Total liabilities	$62,495	$63,451

(19) Discontinued Operations
     On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business for a purchase price of approximately $63.4 million in cash. The sale included our entire private label and branded nutritionals businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment. We recognized a gain of approximately $19.6 million ($12.0 million, net of tax) in the first quarter of 2010. The results of the vitamins and nutritional supplements business, which represents our entire vitamins and nutritional supplements business segment, are included in income (loss) from discontinued operations, net of tax, for all periods presented. The net assets and net liabilities associated with the vitamins and nutritional supplements business were classified as assets held for sale and liabilities related to assets held for sale as of December 31, 2009.
     The following assets and liabilities have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated balance sheet as of December 31, 2009. The amounts presented below were adjusted to exclude cash, intercompany receivables and payables and certain assets and liabilities between the business held for sale and the Company, which were excluded from the transaction (amounts in thousands).

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

December 31, 2009
Assets
Accounts receivable, net of allowances of $2,919 at December 31, 2009	$21,100
Inventories, net	21,500
Prepaid expenses and other current assets	160
Property, plant and equipment, net	8,368
Goodwill	200
Other intangible assets with indefinite lives	135
Other intangible assets, net	2,581
Other non-current assets	104

Total assets held for sale	$54,148

Liabilities
Accounts payable	$8,299
Accrued expenses and other current liabilities	3,230
Other long-term liabilities	29

Total liabilities related to assets held for sale	$11,558

     The following summarized financial information related to the vitamins and nutritionals supplements businesses have been segregated from continuing operations and reported as discontinued operations through the date of disposition (amounts in thousands).

	Three Months Ended March 31,
	2010	2009
Net revenue	$4,362	$18,707

Income (loss) from discontinued operations before income taxes	$19,429	$(2,287)
Provision (benefit) for income taxes	7,483	(940)

Income (loss) from discontinued operations, net of taxes	$11,946	$(1,347)

(20) Guarantor Financial Information
     Our 9% senior subordinated notes due 2016, as well as our 7.875% senior notes due 2016, are guaranteed by certain of our consolidated subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of March 31, 2010 and December 31, 2009, the statements of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009 for the Company, the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.
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

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$204,499	$174,879	$(29,277)	$350,101
Services revenue	—	147,353	11,951	—	159,304

Net product sales and services revenue	—	351,852	186,830	(29,277)	509,405
License and royalty revenue	—	1,562	5,227	(940)	5,849

Net revenue	—	353,414	192,057	(30,217)	515,254

Cost of net product sales	3,863	94,487	94,151	(28,796)	163,705
Cost of services revenue	719	70,966	4,100	—	75,785

Cost of net product sales and services revenue	4,582	165,453	98,251	(28,796)	239,490
Cost of license and royalty revenue	—	5	2,742	(940)	1,807

Cost of net revenue	4,582	165,458	100,993	(29,736)	241,297

Gross profit	(4,582)	187,956	91,064	(481)	273,957

Operating expenses:
Research and development	7,316	15,497	8,180	—	30,993
Sales and marketing	4,857	73,580	41,154	—	119,591
General and administrative	11,721	61,363	21,579	—	94,663

Total operating expenses	23,894	150,440	70,913	—	245,247

Operating (loss) income	(28,476)	37,516	20,151	(481)	28,710
Interest expense, including amortization of original issue discounts and deferred financing costs	(32,198)	(19,212)	(2,537)	20,812	(33,135)
Other income (expense), net	20,224	1,592	2,040	(20,812)	3,044

(Loss) income from continuing operations before provision (benefit) for income taxes	(40,450)	19,896	19,654	(481)	(1,381)
Provision (benefit) for income taxes	1,347	10,429	7,176	(18,506)	446

(Loss) income from continuing operations before equity earnings of unconsolidated entities, net of tax	(41,797)	9,467	12,478	18,025	(1,827)
Equity in earnings of subsidiaries, net of tax	53,758	—	—	(53,758)	—
Equity earnings of unconsolidated entities, net of tax	559	—	3,517	(36)	4,040

Income (loss) from continuing operations	12,520	9,467	15,995	(35,769)	2,213
Income (loss) from discontinued operations, net of tax	1,639	16,296	1,493	(7,482)	11,946

Net income (loss)	14,159	25,763	17,488	(43,251)	14,159
Less: Net loss attributable to non-controlling interests	—	—	(670)	—	(670)

Net income (loss) attributable to Inverness Medical Innovations, Inc. and Subsidiaries	14,159	25,763	18,158	(43,251)	14,829
Preferred stock dividends	(5,853)	—	—	—	(5,853)

Net income (loss) available to common stockholders	$8,306	$25,763	$18,158	$(43,251)	$8,976

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$202,428	$120,449	$(30,520)	$292,357
Services revenue	—	122,350	1,386	—	123,736

Net product sales and services revenue	—	324,778	121,835	(30,520)	416,093
License and royalty revenue	—	2,615	8,545	(2,100)	9,060

Net revenue	—	327,393	130,380	(32,620)	425,153

Cost of net product sales	718	139,694	66,005	(72,100)	134,317
Cost of services revenue	48	54,399	510	—	54,957

Cost of net product sales and services revenue	766	194,093	66,515	(72,100)	189,274
Cost of license and royalty revenue	—	(42)	3,571	(2,100)	1,429

Cost of net revenue	766	194,051	70,086	(74,200)	190,703

Gross profit	(766)	133,342	60,294	41,580	234,450

Operating expenses:
Research and development	5,828	15,186	6,038	—	27,052
Sales and marketing	12,887	62,604	22,904	—	98,395
General and administrative	19,004	45,887	14,432	(775)	78,548

Total operating expenses	37,719	123,677	43,374	(775)	203,995

Operating (loss) income	(38,485)	9,665	16,920	42,355	30,455
Interest expense, including amortization of deferred financing costs	(17,116)	(10,086)	(2,783)	12,113	(17,872)
Other income (expense), net	11,722	(1,617)	(705)	(12,113)	(2,713)

(Loss) income from continuing operations before (benefit) provision for income taxes	(43,879)	(2,038)	13,432	42,355	9,870
(Benefit) provision for income taxes	(13,767)	25,775	3,115	(10,494)	4,629

(Loss) income from continuing operations before equity earnings of unconsolidated entities, net of tax	(30,112)	(27,813)	10,317	52,849	5,241
Equity in earnings of subsidiaries, net of tax	36,038	—	—	(36,038)	—
Equity earnings of unconsolidated entities, net of tax	465	—	2,067	(35)	2,497

Income (loss) from continuing operations	6,391	(27,813)	12,384	16,776	7,738
Loss from discontinued operations, net of tax	—	(1,242)	(105)	—	(1,347)

Net income (loss)	6,391	(29,055)	12,279	16,776	6,391
Less: Net income attributable to non-controlling interests	—	—	100	—	100

Net income (loss) attributable to Inverness Medical Innovations, Inc. and Subsidiaries	6,391	(29,055)	12,179	16,776	6,291
Preferred stock dividends	(5,520)	—	—	—	(5,520)

Net income (loss) available to common stockholders	$871	$(29,055)	$12,179	$16,776	$771

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
March 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$39,246	$84,429	$151,655	$—	$275,330
Restricted cash	—	1,586	646	—	2,232
Marketable securities	—	836	1,017	—	1,853
Accounts receivable, net of allowances	—	196,427	180,248	(8,474)	368,201
Inventories, net	—	123,622	125,395	(7,938)	241,079
Deferred tax assets	36,907	27,947	1,842	(11,810)	54,886
Income tax receivable	—	1,102	1	—	1,103
Receivable from joint venture, net	—	23	2,469	(2,492)	—
Prepaid expenses and other current assets	9,049	20,088	32,693	8,474	70,304
Intercompany receivables	1,046,429	376,869	10,082	(1,433,380)	—

Total current assets	1,131,631	832,929	506,048	(1,455,620)	1,014,988
Property, plant and equipment, net	1,724	246,670	103,152	(4,597)	346,949
Goodwill	2,230,396	630,817	781,594	(5,039)	3,637,768
Other intangible assets with indefinite lives	700	21,120	42,859	—	64,679
Core technology and patents, net	22,206	310,434	148,463	—	481,103
Other intangible assets, net	137,873	830,242	359,554	—	1,327,669
Deferred financing costs, net, and other non-current assets	41,990	5,388	24,702	—	72,080
Investments in unconsolidated entities	1,432,451	2,688	33,859	(1,409,817)	59,181
Marketable securities	1,181	—	13,454	—	14,635
Deferred tax assets	—	—	37,889	(16,634)	21,255
Intercompany notes receivable	1,288,076	137,666	—	(1,425,742)	—

Total assets	$6,288,228	$3,017,954	$2,051,574	$(4,317,449)	$7,040,307

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$2,503	$4,105	$—	$16,358
Current portion of capital lease obligations	—	1,498	383	—	1,881
Accounts payable	6,302	65,635	51,767	—	123,704
Accrued expenses and other current liabilities	(125,682)	300,473	128,893	(23,095)	280,589
Payable to joint venture, net	—	(1,013)	3,578	(2,492)	73
Intercompany payables	298,770	303,178	831,433	(1,433,381)	—

Total current liabilities	189,140	672,274	1,020,159	(1,458,968)	422,605

Long-term liabilities:
Long-term debt, net of current portion	2,123,103	—	3,893	—	2,126,996
Capital lease obligations, net of current portion	—	1,668	125	—	1,793
Deferred tax liabilities	(34,466)	405,485	109,483	(16,299)	464,203
Deferred gain on joint venture	16,309	—	271,326	—	287,635
Other long-term liabilities	64,500	18,033	67,654	—	150,187
Intercompany notes payables	561,556	735,199	125,662	(1,422,417)	—

Total long-term liabilities	2,731,002	1,160,385	578,143	(1,438,716)	3,030,814

Equity	3,368,086	1,185,295	453,272	(1,419,765)	3,586,888

Total liabilities and equity	$6,288,228	$3,017,954	$2,051,574	$(4,317,449)	$7,040,307

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
December 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$294,137	$82,602	$116,034	$—	$492,773
Restricted cash	—	1,576	848	—	2,424
Marketable securities	—	947	—	—	947
Accounts receivable, net of allowances	—	197,442	169,291	(12,280)	354,453
Inventories, net	—	122,062	106,544	(7,067)	221,539
Deferred tax assets	36,907	27,947	1,638	—	66,492
Income tax receivable	—	1,107	—	—	1,107
Receivable from joint venture, net	—	—	1,637	(1,637)	—
Prepaid expenses and other current assets	8,160	15,990	36,645	12,280	73,075
Assets held for sale	—	53,545	603	—	54,148
Intercompany receivables	861,596	329,771	12,500	(1,203,867)	—

Total current assets	1,200,800	832,989	445,740	(1,212,571)	1,266,958
Property, plant and equipment, net	1,646	241,732	86,034	(5,024)	324,388
Goodwill	2,187,411	595,612	685,674	(5,339)	3,463,358
Other intangible assets with indefinite lives	700	21,120	21,824	—	43,644
Core technology and patents, net	23,242	319,047	79,430	—	421,719
Other intangible assets, net	79,609	866,104	318,995	—	1,264,708
Deferred financing costs, net, and other non-current assets	43,368	5,640	23,754	—	72,762
Investments in unconsolidated entities	1,525,927	367	38,443	(1,500,772)	63,965
Marketable securities	1,503	—	—	—	1,503
Deferred tax assets	—	—	20,987	—	20,987
Intercompany notes receivable	1,296,373	83,510	—	(1,379,883)	—

Total assets	$6,360,579	$2,966,121	$1,720,881	$(4,103,589)	$6,943,992

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$2,392	$6,828	$—	$18,970
Current portion of capital lease obligations	—	499	400	—	899
Accounts payable	2,580	63,204	60,538	—	126,322
Accrued expenses and other current liabilities	(128,488)	278,203	130,017	—	279,732
Payable to joint venture, net	—	(1,242)	3,412	(1,637)	533
Liabilities related to assets held for sale	—	11,556	2	—	11,558
Intercompany payables	306,869	275,316	621,683	(1,203,868)	—

Total current liabilities	190,711	629,928	822,880	(1,205,505)	438,014

Long-term liabilities:
Long-term debt, net of current portion	2,125,006	—	3,509	—	2,128,515
Capital lease obligations, net of current portion	—	698	242	—	940
Deferred tax liabilities	(35,999)	423,303	54,745	—	442,049
Deferred gain on joint venture	16,309	—	272,458	—	288,767
Other long-term liabilities	68,464	16,603	31,751	—	116,818
Intercompany notes payables	503,064	746,456	127,822	(1,377,342)	—

Total long-term liabilities	2,676,844	1,187,060	490,527	(1,377,342)	2,977,089

Equity	3,493,024	1,149,133	407,474	(1,520,742)	3,528,889

Total liabilities and equity	$6,360,579	$2,966,121	$1,720,881	$(4,103,589)	$6,943,992

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$14,159	$25,763	$17,488	$(43,251)	$14,159
Income (loss) from discontinued operations, net of tax	1,639	16,296	1,494	(7,483)	11,946

Income (loss) from continuing operations	12,520	9,467	15,994	(35,768)	2,213
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(53,758)	—	—	53,758	—
Interest expense related to amortization of original issue issue discounts and deferred financing costs	3,020	—	272	—	3,292
Depreciation and amortization	8,219	56,946	25,402	(1,319)	89,248
Non-cash stock-based compensation expense	7,570	—	—	—	7,570
Impairment of inventory	—	18	177	—	195
Impairment of long-lived assets	—	—	(34)	—	(34)
Loss on sale of fixed assets	—	141	72	—	213
Equity earnings of unconsolidated entities, net of tax	(559)	—	(3,516)	35	(4,040)
Deferred and other non-cash income taxes	—	(17,817)	(3,385)	10,214	(10,988)
Other non-cash items	(3,223)	400	142	—	(2,681)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	5,203	3,556	—	8,759
Inventories, net	—	(1,196)	(10,054)	835	(10,415)
Prepaid expenses and other current assets	(857)	(1,219)	4,759	—	2,683
Accounts payable	3,721	1,542	(14,108)	—	(8,845)
Accrued expenses and other current liabilities	2,808	23,164	(5,016)	(30,068)	(9,112)
Other non-current liabilities	153	1,429	656	—	2,238
Intercompany (receivable) payable	(125,661)	(89,177)	214,838	—	—

Net cash (used in) provided by continuing operations	(146,047)	(11,099)	229,755	(2,313)	70,296
Net cash (used in) provided by discontinued operations	—	(224)	52	—	(172)

Net cash (used in) provided by operating activities	(146,047)	(11,323)	229,807	(2,313)	70,124

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(18)	(12,118)	(6,042)	892	(17,286)
Proceeds from sale of property, plant and equipment	—	60	106	—	166
Cash paid for acquisitions and transactional costs, net of cash acquired	(116,844)	(35,888)	(185,652)	—	(338,384)
Net cash received from equity method investments and marketable securities	735	24	7,462	—	8,221
Increase in other assets	—	(349)	(1,063)	—	(1,412)

Net cash (used in) provided by continuing operations	(116,127)	(48,271)	(185,189)	892	(348,695)
Net cash provided by discontinued operations	—	61,446	2,000	—	63,446

Net cash used in (provided by) investing activities	(116,127)	13,175	(183,189)	892	(285,249)

Cash Flows from Financing Activities:
(Increase) decrease in restricted cash	—	(10)	171	—	161
Cash paid for financing costs	(875)	—	—	—	(875)
Proceeds from issuance of common stock, net of issuance costs	10,634	—	—	—	10,634
Repayments on long-term debt	(2,437)	—	—	—	(2,437)
Net proceeds (repayments) from revolving lines-of-credit	—	110	(2,430)	—	(2,320)
Tax benefit on exercised stock options	—	—	—	1,421	1,421
Principal payments of capital lease obligations	—	(125)	(127)	—	(252)
Other	(38)	—	—	—	(38)

Net cash provided by (used in) continuing operations	7,284	(25)	(2,386)	1,421	6,294
Net cash used in discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	7,284	(25)	(2,386)	1,421	6,294

Foreign exchange effect on cash and cash equivalents	—	—	(8,612)	—	(8,612)

Net (decrease) increase in cash and cash equivalents	(254,890)	1,827	35,620	—	(217,443)
Cash and cash equivalents, beginning of period	294,137	82,602	116,034	—	492,773

Cash and cash equivalents, end of period	$39,247	$84,429	$151,654	$—	$275,330

INVERNESS MEDICAL INNOVATIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$6,391	$(29,056)	$12,280	$16,776	$6,391
Loss from discontinued operations, net of tax	—	(1,242)	(105)	—	(1,347)

Income (loss) from continuing operations	6,391	(27,814)	12,385	16,776	7,738
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(36,038)	—	—	36,038	—
Interest expense related to amortization of deferred financing costs	1,511	—	—	—	1,511
Depreciation and amortization	17,881	44,309	8,939	128	71,257
Non-cash stock-based compensation expense	5,879	—	—	—	5,879
Impairment of inventory	—	224	—	—	224
Impairment of long-lived assets	—	1,937	722	—	2,659
Loss (gain) on sale of fixed assets	—	194	(3)	—	191
Equity earnings of unconsolidated entities, net of tax	(465)	—	(2,067)	35	(2,497)
Deferred and other non-cash income taxes	2	2,537	(403)	(3,145)	(1,009)
Other non-cash items	2,711	577	—	—	3,288
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	4,332	(11,784)	920	(6,532)
Inventories, net	—	44,089	(1,776)	(42,378)	(65)
Prepaid expenses and other current assets	712	1,135	3,011	—	4,858
Accounts payable	(574)	(987)	(2,250)	(920)	(4,731)
Accrued expenses and other current liabilities	(15,533)	7,371	(516)	(9,078)	(17,756)
Other non-current liabilities	50	(1,885)	422	954	(459)
Intercompany payable (receivable)	56,316	(50,161)	(2,246)	(3,909)	—

Net cash provided by (used in) continuing operations	38,843	25,858	4,434	(4,579)	64,556
Net cash provided by (used in) discontinued operations	—	3,011	(169)	—	2,842

Net cash provided by (used in) operating activities	38,843	28,869	4,265	(4,579)	67,398

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(68)	(13,236)	(8,095)	670	(20,729)
Proceeds from sale of property, plant and equipment	—	12	143	—	155
Cash received (paid) for acquisitions and transactional costs, net of cash acquired	—	6,637	(966)	—	5,671
Net cash received from equity method investments and marketable securities	—	—	10,965	—	10,965
Decrease (increase) in other assets	10	213	(350)	—	(127)

Net cash (used in) provided by continuing operations	(58)	(6,374)	1,697	670	(4,065)
Net cash used in discontinued operations	—	(142)	—	—	(142)

Net cash used in (provided by) investing activities	(58)	(6,516)	1,697	670	(4,207)

Cash Flows from Financing Activities:
Increase in restricted cash	—	(266)	(710)	—	(976)
Cash paid for financing costs	(240)	—	—	—	(240)
Proceeds from issuance of common stock, net of issuance costs	4,741	—	—	—	4,741
Repayments on long-term debt	(2,438)	(505)	—	—	(2,943)
Net repayments from revolving lines-of-credit	—	(465)	(940)	—	(1,405)
Principal payments of capital lease obligations	—	(31)	(40)	—	(71)
Other	(35)	—	—	—	(35)

Net cash provided by (used in) continuing operations	2,028	(1,267)	(1,690)	—	(929)
Net cash used in discontinued operations	—	(2)	—	—	(2)

Net cash provided by (used in) financing activities	2,028	(1,269)	(1,690)	—	(931)

Foreign exchange effect on cash and cash equivalents	—	(137)	(2,175)	3,909	1,597

Net increase in cash and cash equivalents	40,813	20,947	2,097	—	63,857
Cash and cash equivalents, beginning of period	1,743	69,798	69,783	—	141,324

Cash and cash equivalents, end of period	$42,556	$90,745	$71,880	$—	$205,181

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Through our February 2010 acquisition of Kroll Laboratory Specialists, Inc., which we have since renamed Alere Toxicology Services, or ATS, we have continued to expand the range of drugs of abuse testing products and services that we can offer the government, employers, health plans and healthcare professionals. ATS’ laboratories, which are certified by the U.S. Substance Abuse and Mental Health Services Administration, or SAMHSA, allow us to reach the growing U.S. regulated drugs of abuse testing market. Our acquisition of a majority interest in Standard Diagnostics, Inc., or Standard Diagnostics, during the first quarter of 2010 brought us a comprehensive range of rapid diagnostic products, with particular strength in the infectious disease category.
     Our research and development efforts continue to focus on developing diagnostic technology platforms, including our Stirling CHF and Clondiag molecular devices, which will facilitate movement of testing from the hospital and central laboratory to the physician’s office and, ultimately, the home. Additionally, through our strong pipeline of novel proteins or combinations of proteins that function as disease biomarkers, we are developing new point-of-care tests targeted toward all of our areas of focus.
     As a global, leading supplier of near-patient monitoring tools, as well as value-added healthcare services, we are uniquely positioned to improve care and lower healthcare costs for both providers and patients. Our rapidly growing home coagulation monitoring business, which supports doctors’ and patients’ efforts to monitor warfarin therapy using our INRatio blood coagulation monitoring system, represents an early example of the convergence of diagnostic devices with health management services. Our new innovative, integrated health management software system, called Apollo, which we began to make available to customers on January 1, 2010, is also aimed at improving the integration and quality of distributed care services. Using a sophisticated data engine for acquiring and analyzing information, combined with a state-of-the-art touch engine for communicating with individuals and their health partners, we expect Apollo to benefit healthcare providers, health insurers and patients alike by enabling more efficient and effective health management programs. Our acquisition of RMD Networks, Inc., or RMD, in January 2010 has added a physician portal which we hope will accelerate provider adoption of our services.
     Net revenue increased by $90.1 million, or 21%, to $515.3 million for the three months ended March 31, 2010, from $425.2 million for the three months ended March 31, 2009. Net revenue increased primarily as a result of our health management and professional diagnostics-related acquisitions which contributed $94.7 million of the increase. Offsetting the increased net revenue contributed by acquisitions was a decrease in North American flu-related net product sales during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. Net product sales from our North American flu sales declined approximately $4.1 million, comparing the three months ended March 31, 2010 to the three months ended March 31, 2009, as a result of a weaker than normal flu season. Additionally, net revenue in our health management segment was adversely impacted as a result of the increasing competitive environment, particularly in the less differentiated services.
     For the three months ended March 31, 2010, we generated net income available to common stockholders of $9.0 million, compared to net income available to common stockholders of $0.8 million for the three months ended March 31, 2009.
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

     Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue increased by $93.3 million, or 22%, to $509.4 million for the three months ended March 31, 2010, from $416.1 million for the three months ended March 31, 2009. Excluding the impact of currency translation, net product sales and services revenue for the three months ended March 31, 2010 increased by $84.2 million, compared to the three months ended March 31, 2009. Net product sales and services revenue by business segment for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,		%
	2010	2009	Change
Professional diagnostics	$336,203	$261,438	29%
Health management	148,532	122,167	22%
Consumer diagnostics	24,670	32,488	(24)%

Total net product sales and services revenue	$509,405	$416,093	22%

Professional Diagnostics
     Net product sales and services revenue from our professional diagnostics business segment increased by $74.8 million, or 29%, comparing the three months ended March 31, 2010 to the three months ended March 31, 2009. Excluding the impact from currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $66.0 million, or 25%, comparing the three months ended March 31, 2010 to the three months ended March 31, 2009. Of the currency-adjusted increase, revenue increased primarily as a result of our acquisitions of: (i) the ACON Second Territory Business, in April 2009, which contributed $10.3 million of net product sales and services revenue, (ii) Concateno plc, or Concateno, in August 2009, which contributed $20.5 million of net product sales and services revenue, (iii) Standard Diagnostics, in the first quarter of 2010, which contributed $11.3 million, (iv) the ATS business, in February 2010, which contributed $4.7 million and (v) various less significant acquisitions, which contributed an aggregate of $7.3 million of such increase. Offsetting the increased net product sales and services revenue contributed by acquisitions was a decrease in North American flu-related net product sales during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009. Net product sales from our North American flu sales declined approximately $4.1 million, comparing the three months ended March 31, 2010 to the three months ended March 31, 2009, as a result of a weaker than normal flu season. Excluding the impact of the decrease in flu-related sales during the comparable periods, the currency adjusted organic growth for our professional diagnostics net product sales and services revenue, excluding the impact of acquisitions, was 6%.
Health Management
     Our health management net product sales and services revenue increased by $26.4 million, or 22%, comparing the three months ended March 31, 2010 to the three months ended March 31, 2009. Of the increase, net product sales and services revenue increased primarily as a result of our acquisitions of: (i) Free & Clear, Inc., or Free & Clear, in September 2009, which contributed $18.7 million of net products sales and services revenue, (ii) Tapestry Medical, Inc., or Tapestry, in November 2009, which contributed $13.3 million of net product sales and services revenue (which includes revenue transferred to Tapestry from our Quality Assured Services, Inc., or QAS, subsidiary), (iii) CVS Caremark’s Accordant Common disease management program, or Accordant, in September 2009, which contributed $6.5 million of net product sales and services revenue and (iv) various less significant acquisitions, which contributed an aggregate of $1.7 million of such increase. Net product sales and services revenue in our health management segment was adversely impacted by the increasing competitive environment, particularly in the less differentiated services.
Consumer Diagnostics
     Net product sales and services revenue from our consumer diagnostics business segment decreased by $7.8 million, or 24%, comparing the three months ended March 31, 2010 to the three months ended March 31, 2009. The decrease was primarily driven by a decrease of approximately $7.2 million of manufacturing revenue associated with our manufacturing agreement with our 50/50 joint venture with P&G, or SPD, whereby we manufacture and sell consumer diagnostic products to SPD. Despite a decrease in the manufacturing revenue, net product sales by

SPD were $55.9 million during the three months ended March 31, 2010 as compared to $48.6 million during the three months ended March 31, 2009.
     License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by approximately $3.2 million, or 35%, to $5.8 million for the three months ended March 31, 2010, from $9.1 million for the three months ended March 31, 2009. Included in royalty revenue for the three months ended March 31, 2009, was a $5.0 million royalty received in connection with a license arrangement in the field of animal health diagnostics.
     Gross Profit and Margin. Gross profit increased by $39.5 million, or 17%, to $274.0 million for the three months ended March 31, 2010, from $234.5 million for the three months ended March 31, 2009. The increase in gross profit during the three months ended March 31, 2010 was largely attributed to the increase in net product sales and services revenue resulting from acquisitions and organic growth from our professional diagnostics business segment. Cost of net revenue during the three months ended March 31, 2010 included amortization of $2.8 million relating to the write-up of inventory to fair value in connection with the acquisition of Standard Diagnostics during the first quarter of 2010.
     Cost of net revenue included amortization expense of $14.9 million and $10.0 million for the three months ended March 31, 2010 and March 31, 2009, respectively.
     Overall gross margin for the three months ended March 31, 2010 was 53%, compared to 55% for the three months ended March 31, 2009.
     Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue increased by $43.1 million, or 19%, to $269.9 million for the three months ended March 31, 2010, from $226.8 million for the three months ended March 31, 2009. Gross profit from net product sales and services revenue by business segment for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended March 31,		%
	2010	2009	Change
Professional diagnostics	$190,874	$155,492	23%
Health management	73,836	67,660	9%
Consumer diagnostics	5,205	3,667	42%

Total gross profit from net product sales and services revenue	$269,915	$226,819	19%

Professional Diagnostics
     Gross profit from our professional diagnostics net product sales and services revenue increased by $35.4 million, or 23%, to $190.9 million for the three months ended March 31, 2010, compared to $155.5 million for the three months ended March 31, 2009, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above. Reducing gross profit for the three months ended March 31, 2010 was amortization of $2.8 million relating to the write-up of inventory to fair value in connection with the acquisition of Standard Diagnostics during the first quarter of 2010.
     As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three months ended March 31, 2010 and 2009 was 57% and 59%, respectively. The inventory write-up noted above, coupled with higher revenue from our recently acquired drugs of abuse business which contribute lower than segment average gross margin and a decrease in North American flu-related net product sales, which contribute higher than average gross margin, contributed to the decrease in gross margin percentage for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.
Health Management

     Gross profit from our health management net product sales and services revenue increased by $6.2 million, or 9%, to $73.8 million for the three months ended March 31, 2010, compared to $67.7 million for the three months ended March 31, 2009. The increase in gross profit was largely attributed to gross margins earned on revenue from recent acquisitions, as discussed above.
     As a percentage of our health management net product sales and services revenue, gross margin for the three months ended March 31, 2010 and 2009 was 50% and 55%, respectively. The lower margin percentage earned during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, is a result of the increasing competitive environment for the health management segment, particularly in the less differentiated services.
Consumer Diagnostics
     Gross profit from our consumer diagnostics net product sales and services revenue increased by $1.5 million, or 42%, to $5.2 million for the three months ended March 31, 2010, compared to $3.7 million for the three months ended March 31, 2009.
     As a percentage of net product sales and services revenue, gross margin for the three months ended March 31, 2010 and 2009 was approximately 21% and 11%, respectively.
     Research and Development Expense. Research and development expense increased by $3.9 million, or 15%, to $31.0 million for the three months ended March 31, 2010, from $27.1 million for the three months ended March 31, 2009.
     Research and development expense as a percentage of net revenue was 6% for each of the three months ended March 31, 2010 and 2009.
     Sales and Marketing Expense. Sales and marketing expense increased by $21.2 million, or 22%, to $119.6 million for the three months ended March 31, 2010, from $98.4 million for the three months ended March 31, 2009. The increase in sales and marketing expense partially relates to additional spending related to newly-acquired businesses. Amortization expense of $50.8 million and $41.4 million was included in sales and marketing expense for the three months ended March 31, 2010 and 2009, respectively.
     Sales and marketing expense as a percentage of net revenue was 23% for each of the three months ended March 31, 2010 and 2009.
     General and Administrative Expense. General and administrative expense increased by approximately $16.1 million, or 21%, to $94.7 million for the three months ended March 31, 2010, from $78.5 million for the three months ended March 31, 2009. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. Partially offsetting the increase was $3.1 million of income recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations. Amortization expense of $5.0 million and $6.0 million was included in general and administrative expense for the three months ended March 31, 2010 and 2009, respectively.
     General and administrative expense as a percentage of net revenue was 18% for each of the three months ended March 31, 2010 and 2009.
     Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs. Interest expense in 2010 also includes the amortization of original issue discounts associated with certain debt issuances. Interest expense increased by $15.3 million, or 85%, to $33.1 million for the three months ended March 31, 2010, from $17.9 million for the three months ended March 31, 2009. Such increase was principally due to additional interest expense incurred on our 9% subordinated notes and 7.875% senior notes, totaling $14.8 million for the three months ended March 31, 2010.

     Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended March 31,
	2010	2009	Change
Interest income	$355	$287	$68
Foreign exchange gains (losses), net	(221)	(3,030)	2,809
Other	2,910	30	2,880

Total other income (expense), net	$3,044	$(2,713)	$5,757

     The increase in foreign exchange gains (losses), net was primarily a result of realized and unrealized foreign exchange losses associated with changes in exchange rates during the quarter. Other income of $2.9 million for the three months ended March 31, 2010, includes a $3.1 million net gain associated with pending legal settlements related to previously disclosed intellectual property litigation relating to our health management businesses which will be less than the amount of our reserves, offset by a charge related to an accounts receivable reserve for a prior year’s sale.
     Provision for Income Taxes. The provision for income taxes decreased by $4.2 million, to a $0.4 million provision for the three months ended March 31, 2010, from a $4.6 million provision for the three months ended March 31, 2009. The effective tax rate was 32% for the three months ended March 31, 2010, compared to 47% for the three months ended March 31, 2009. The income tax provision for the three months ended March 31, 2010 and 2009 relates to federal, foreign and state income tax provisions. The income tax provision decrease is primarily due to lower pre-tax earnings during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.
     Equity Earnings in Unconsolidated Entities, Net of Tax. Equity earnings in unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings in unconsolidated entities, net of tax for the three months ended March 31, 2010 reflects the following: (i) our 50% interest in our joint venture with P&G in the amount of $3.6 million, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $(0.1) million and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.6 million. Equity earnings in unconsolidated entities, net of tax for the three months ended March 31, 2009 reflects the following: (i) our 50% interest in our joint venture with P&G in the amount of $2.1 million, (ii) our 40% interest in Vedalab in the amount of $(0.1) million and (iii) our 49% interest in TechLab in the amount of $0.4 million.
     Income (Loss) from Discontinued Operations, Net of Tax. The results of the vitamins and nutritional supplements business are included in income (loss) from discontinued operations, net of tax, for all periods presented. For the three months end March 31, 2010, the discontinued operations generated net income of $11.9 million, as compared to a net loss of $1.3 million for the three months ended March 31, 2009. The net income of $11.9 million for the three months ended March 31, 2010 includes a gain of $19.6 million ($12.0 million, net of tax) on the sale of the vitamins and nutritional supplements business.
     Net Income Available to Common Stockholders. For the three months ended March 31, 2010, we generated net income available to common stockholders of $9.0 million, or $0.11 per basic and diluted common share. For the three months ended March 31, 2009, we generated net income available to common stockholders of $0.8 million, or $0.01 per basic and diluted common share. See Note 5 of the accompanying consolidated financial statements for the calculation of net income per common share.
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
     In addition, we may also utilize our revolving credit facility, or other sources of financing, to fund a portion of our capital needs and other future commitments, including future acquisitions. We utilized these resources to complete our recent acquisitions of Standard Diagnostics and the ATS business. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
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
     7.875% Senior Notes
     During the third quarter of 2009, we sold a total of $250.0 million aggregate principal amount of 7.875% senior notes due 2016, or the 7.875% senior notes, in two separate transactions. On August 11, 2009, we sold $150.0 million aggregate principal amount of 7.875% senior notes in a public offering. Net proceeds from this offering amounted to approximately $145.0 million, which was net of underwriters’ commissions totaling $2.2 million and original issue discount totaling $2.8 million. The net proceeds were used to fund our acquisition of Concateno. At March 31, 2010, we had $147.4 million in indebtedness under this issuance of our 7.875% senior notes.
     On September 28, 2009, we sold $100.0 million aggregate principal amount of 7.875% senior notes in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers. Net proceeds from this offering amounted to approximately $95.0 million, which was net of the initial purchasers’ original issue discount totaling $3.5 million and offering expenses totaling approximately $1.5 million. The net proceeds were used to partially fund our acquisition of Free & Clear. At March 31, 2010, we had $96.7 million in indebtedness under this issuance of our 7.875% senior notes.
     The 7.875% senior notes were issued under an indenture dated August 11, 2009, as amended or supplemented, the August 2009 Indenture. The 7.875% senior notes accrue interest from the dates of their respective issuances at the rate of 7.875% per year. Interest on the notes are payable semi-annually on February 1 and August 1, commencing on February 1, 2010. The notes mature on February 1, 2016, unless earlier redeemed.
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
     The 7.875% senior notes are unsecured and are equal in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 7.875% senior notes and the August 2009 Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are equal in right of payment to all of their existing and future senior debt. See Note 20 for guarantor financial information.
     The August 2009 Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.
     Interest expense related to our 7.875% senior notes for the three months ended March 31, 2010, including amortization of deferred financing costs and original issue discounts, was $5.1 million. As of March 31, 2010, accrued interest related to the 7.875% senior notes amounted to $3.2 million.
     9% Senior Subordinated Notes
     On May 12, 2009, we completed the sale of $400.0 million aggregate principal amount of 9% senior subordinated notes due 2016, or the 9% subordinated notes, in a public offering. Net proceeds from this offering amounted to $379.5 million, which was net of underwriters’ commissions totaling $8.0 million and original issue discount totaling $12.5 million. The net proceeds are intended to be used for general corporate purposes. At March 31, 2010, we had $388.6 million in indebtedness under our 9% subordinated notes.
     The 9% subordinated notes, which were issued under an indenture dated May 12, 2009, as amended or supplemented, the May 2009 Indenture, accrue interest from the date of their issuance, or May 12, 2009, at the rate of 9% per year. Interest on the notes are payable semi-annually on May 15 and November 15, commencing on November 15, 2009. The notes mature on May 15, 2016, unless earlier redeemed.
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
     The 9% subordinated notes are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 9% subordinated notes and the May 2009 Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt. See Note 20 for guarantor financial information.
     The May 2009 Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.
     Interest expense related to our 9% subordinated notes for the three months ended March 31, 2010, including amortization of deferred financing costs and original issue discounts, was $9.7 million. As of March 31, 2010, accrued interest related to the senior subordinated notes amounted to $14.0 million.
     Secured Credit Facilities
     As of March 31, 2010, we had approximately $948.6 million in aggregate principal amount of indebtedness outstanding under our First Lien Credit Agreement and $250.0 million in aggregate principal amount of indebtedness outstanding under our Second Lien Credit Agreement (collectively with the First Lien Credit Agreement, the secured credit facilities). Included in the secured credit facilities is a revolving line-of-credit of $150.0 million, of which $142.0 million was outstanding as of March 31, 2010. Under the terms of the secured credit facilities, substantially all of the assets of our U.S. subsidiaries are pledged as collateral. With respect to shares or ownership interests of foreign subsidiaries owned by U.S. entities, we have pledged 66% of such assets.
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
     For the three months ended March 31, 2010, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $15.7 million. For the three months ended March 31, 2009, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $15.9 million. As of March 31, 2010, accrued interest related to the secured credit facilities amounted to $2.2 million. As of March 31, 2010, we were in compliance with all debt covenants related to the secured credit facility, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.
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
     3% Senior Subordinated Convertible Notes
     In May 2007, we sold $150.0 million aggregate principal amount of 3% senior subordinated convertible notes, or senior subordinated convertible notes. At March 31, 2010, we had $150.0 million in indebtedness under our senior subordinated convertible notes. The senior subordinated convertible notes are convertible into 3.4 million shares of our common stock at a conversion price of $43.98 per share.
     Interest expense related to our senior subordinated convertible notes for both the three months ended March 31, 2010 and 2009, including amortization of deferred financing costs, was $1.2 million. As of March 31, 2010, accrued interest related to the senior subordinated convertible notes amounted to $1.7 million.
     Series B Convertible Perpetual Preferred Stock
     As of March 31, 2010, we had 2.0 million shares of our Series B preferred stock issued and outstanding. Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of these shares of Series B preferred stock, we may, at our option and in our sole discretion, satisfy the entire conversion obligation in cash, or through a combination of cash and common stock, to the extent permitted under our secured credit facilities and under Delaware law. There were no conversions as of March 31, 2010.
Summary of Changes in Cash Position
     As of March 31, 2010, we had cash and cash equivalents of $275.3 million, a $217.4 million decrease from December 31, 2009. Our primary sources of cash during the three months ended March 31, 2010 included $70.1 million generated by our operating activities, $63.4 million received from the sale of our vitamins and nutritional supplements business, an $8.8 million return of capital from our 50/50 joint venture with P&G, and $10.6 million from common stock issuances under employee stock option and stock purchase plans. Our primary uses of cash during the three months ended March 31, 2010 related to $338.4 million net cash paid for acquisitions and transactional costs, $17.1 million of capital expenditures, net of proceeds from the sale of equipment, $2.4 million in repayment of long-term debt and $2.6 million related to net repayments under our revolving lines-of-credit, other debt and capital lease obligations. Fluctuations in foreign currencies negatively impacted our cash balance by $8.6 million during the three months ended March 31, 2010.
     Cash Flows from Operating Activities
     Net cash provided by operating activities during the three months ended March 31, 2010 was $70.1 million, which resulted from net income from continuing operations of $2.2 million and $82.8 million of non-cash items, offset by $14.9 million of cash used to meet net working capital requirements during the period. The $82.8 million of non-cash items included, among various other items, $89.2 million related to depreciation and amortization, $7.6 million related to non-cash stock-based compensation expense and $3.3 million of interest expense related to the amortization of deferred financing costs and original issue discounts, partially offset by a $11.0 million decrease related to the recognition of a tax benefit for current year losses and tax loss carryforwards and $4.0 million in equity earnings in unconsolidated entities.
     Cash Flows from Investing Activities
     Our investing activities during the three months ended March 31, 2010 utilized $285.2 million of cash, including $338.4 million net cash paid for acquisitions and transaction-related costs and $17.1 million of capital expenditures, net of proceeds from the sale of equipment, offset by $63.4 million received for the sale of our vitamins and nutritional supplements business and a $6.8 million net decrease in investments and other assets.
     Cash Flows from Financing Activities
     Net cash provided by financing activities during the three months ended March 31, 2010 was $6.3 million. Financing activities during the three months ended March 31, 2010 primarily included $10.6 million cash received from common stock issuances under employee stock option and stock purchase plans and $1.4 million related to the excess tax benefit on exercised stock options, offset by $2.4 million in repayments of long-term debt, $0.9 million paid for financing costs related to certain debt issuances and $2.6 million related to net repayments under our revolving lines-of-credit, other debt and capital lease obligations.
     As of March 31, 2010, we had an aggregate of $3.7 million in outstanding capital lease obligations which are payable through 2014.
Income Taxes
     As of December 31, 2009, we had approximately $184.5 million of domestic net operating loss, or NOL, and capital loss carryforwards and $33.5 million of foreign NOL and capital loss carryforwards, respectively, which either expire on various dates through 2028 or may be carried forward indefinitely. These losses are available to reduce federal, state and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic NOL carryforward amount at December 31, 2009 included approximately $143.3 million of pre-acquisition losses at Matria Healthcare, Inc., QAS, ParadigmHealth, Inc., Biosite Incorporated, Cholestech Corporation, Redwood Toxicology Laboratory, Inc., HemoSense, Inc., Inverness Medical Nutritionals Group, Ischemia, Inc. and Ostex International, Inc. Effective January 1, 2009, we adopted a new accounting standard for business combinations. Prior to adoption of this standard, the pre-acquisition losses were applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense. Upon adoption of the new accounting standard, the reduction of a valuation allowance is generally recorded to reduce our income tax expense.
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
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of March 31, 2010.
Contractual Obligations
     The following table summarizes our principal contractual obligations as of March 31, 2010 that have changed significantly since December 31, 2009 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, but omitted in the table below, represent those that have not changed significantly since that date (in thousands):

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Thereafter
Contractual Obligations
Operating lease obligations	$183,447	$27,092	$58,641	$38,268	$59,446
Purchase obligations — capital expenditures	14,684	14,684	—	—	—
Purchase obligations — other (1)	41,477	26,717	14,760	—	—

	$239,608	$68,493	$73,401	$38,268	$59,446

(1)	Other purchase obligations relate to inventory purchases and other operating expense commitments.
     In addition, we have contractual contingent consideration terms related to the following acquisitions:
•	Accordant has a maximum earn-out of $6.0 million that, if earned, will be paid in quarterly payments of $1.5 million beginning in the fourth quarter of 2012.

•	Ameditech, Inc., or Ameditech, has a maximum earn-out of $4.0 million that, if earned, will be paid during 2010 and 2011.

•	Binax Inc., or Binax, has a maximum remaining earn-out of $3.7 million that, if earned, will be paid no later than 2010.

•	Free & Clear has a maximum earn-out of $30.0 million that, if earned, will be paid in 2011.

•	Gabmed GmbH, or Gabmed, has a maximum remaining earn-out of €0.5 million that, if earned, will be paid in equal annual amounts during 2010 through 2012.

•	Jinsung Meditech, Inc., or JSM, has a maximum earn-out of $3.0 million that, if earned, will be paid in annual amounts during 2011 through 2013.

•	Mologic Limited, or Mologic, has a maximum earn-out of $19.0 million that, if earned, will be paid in annual amounts during 2011 and 2012, and is payable in shares of our common stock.

•	Tapestry has a maximum earn-out of $25.0 million that, if earned, will be paid in annual amounts during 2011 and 2013. The earn-out is to be paid in shares of our common stock, except in the case that the 2010 financial targets defined under the earn-out agreement are exceeded, in which case the seller may elect to be paid the 2010 earn-out in cash.

•	The privately-owned research and development operation acquired in March 2010 has a maximum earn-out of up to $125.0 million that, if earned, will be paid during an eight-year period ending on the eighth anniversary of the acquisition.

•	Vision Biotech Pty Ltd, or Vision, has a maximum remaining earn-out of $1.2 million that, if earned, will be paid in 2010.

•	The privately-owned health management business acquired in 2008 has an earn-out that, if earned, will be paid in 2011.
     For further information pertaining to our contractual contingent consideration obligations see Note 16 of our accompanying consolidated financial statements.
     In connection with our acquisition of Concateno, we have a contractual contingent obligation to pay £1.0 million in compensation to certain executives of Concateno in accordance with the acquisition agreement, of which, if earned, 65.0% will be paid in 2010 and the balance in 2011. All payments vest in full on a change of control event.
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
     There have been no significant changes in critical accounting policies or management estimates since the year ended December 31, 2009. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.
Recent Accounting Pronouncements
     See Note 17 in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.
SPECIAL STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. There may be events in the future that we are unable to predict accurately or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. We caution investors that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those we discuss in this report. These differences may be the result of various factors, including those factors described in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 and other risk factors identified herein or from time to time in our periodic filings with the SEC. Some important factors that could cause our actual results to differ materially from those projected in any such forward-looking statements are as follows:
•	economic factors, including inflation and fluctuations in interest rates and foreign currency exchange rates, and the potential effect of such fluctuations on revenues, expenses and resulting margins;

•	the effects of the disruptions in the capital and credit markets, either in the United States or in other countries, and potential legislative and regulatory responses to such disruptions;

•	our inability to accurately predict the impact of the Patient Protection and Affordable Care Act of 2010 (as amended by the Health Care and Education Reconciliation Act of 2010), and other healthcare or health insurance reform initiatives which may be implemented in the United States or in other countries;

•	competitive factors, including technological advances achieved and patents obtained by competitors and general competition;

•	domestic and foreign healthcare changes resulting in pricing pressures, including the continued consolidation among healthcare providers, trends toward managed care and healthcare cost containment and laws and regulations relating to sales and promotion, reimbursement and pricing generally;

•	laws and regulations affecting domestic and foreign operations, including those relating to trade, monetary and fiscal policies, taxes, price controls, regulatory approval of new products, licensing and environmental protection;

•	manufacturing interruptions, delays or capacity constraints or lack of availability of alternative sources for components for our products, including our ability to successfully maintain relationships with suppliers, or to put in place alternative suppliers on terms that are acceptable to us;

•	difficulties inherent in product development, including the potential inability to successfully continue technological innovation, complete clinical trials, obtain regulatory approvals or clearances in the United States and abroad and the possibility of encountering infringement claims with respect to patent or other intellectual property rights which can preclude or delay commercialization of a product;

•	significant litigation adverse to us including product liability claims, patent infringement claims and antitrust claims;

•	product efficacy or safety concerns resulting in product recalls or declining sales;

•	the impact of business combinations and organizational restructurings consistent with evolving business strategies;

•	our ability to satisfy the financial covenants and other conditions contained in the agreements governing our indebtedness;

•	our ability to effectively manage the integration of our acquisitions into our operations;

•	our ability to obtain required financing on terms that are acceptable to us; and

•	the issuance of new or revised accounting standards by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, the Public Company Accounting Oversight Board or the SEC or the impact of any pending unresolved SEC comments.
     The foregoing list provides many, but not all, of the factors that could impact our ability to achieve the results described in any forward-looking statement. Readers should not place undue reliance on our forward-looking statements. Before you invest in our securities, you should be aware that the occurrence of the events described above and elsewhere in this prospectus could seriously harm our business, operating results and financial condition. We do not undertake any obligation to update any forward-looking statement as a result of future events or developments.
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
     Our investing strategy, to manage interest rate exposure is to invest in short-term highly-liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At March 31, 2010, our short-term investments approximated market value.

     At March 31, 2010, we had term loans in the amount of $948.6 million and a revolving line-of-credit available to us of up to $150.0 million, of which $142.0 million was outstanding as of March 31, 2010, under our First Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line-of-credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At March 31, 2010, we also had term loans in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
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
Assuming no changes in our leverage ratio, which would affect the margin of the interest rates under the credit agreements, the effect of interest rate fluctuations on outstanding borrowings as of March 31, 2010 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase
Interest rates increase by 100 basis points	$4,906
Interest rates increase by 200 basis points	$9,812
Foreign Currency Risk
     We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three months ended March 31, 2010, the net impact of foreign currency changes on transactions was a loss of $0.2 million. Generally, we do not use derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures.
     Gross margins of products we manufacture at our foreign plants and sell in U.S. Dollar and manufactured by our U.S. plants and sold in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 53.2% for the three months ended March 31, 2010. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended March 31, 2010, our gross margin on total net product sales would have been 53.3%, 53.6% or 53.9%, respectively.
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

	Approximate	Approximate
	decrease in net	decrease in net
If, during the three months ended March 31, 2010, the U.S. dollar was stronger by:	revenue	income
1%	$1,464	$218
5%	$7,321	$1,008
10%	$14,642	$1,995

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a -15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at that time. We and our management understand nonetheless that controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, our CEO and CFO concluded that such disclosure controls and procedures were effective as of such date at the “reasonable assurance” level.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have been no material changes from the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2009, as supplemented by any material changes or additions to such risk factors disclosed in Part II, Item 1A, “Risk Factors,” of any Quarterly Report on Form 10-Q filed subsequent to the Annual Report on Form 10-K, as amended, except for the following:
     Healthcare reform legislation could adversely affect our revenue and financial condition.
     The Patient Protection and Affordable Care Act of 2010 (as amended by the Health Care and Education Reconciliation Act of 2010), or the PPACA, makes comprehensive reforms at the federal and state level affecting the coverage and payment for healthcare services in the United States. These provisions include comprehensive health insurance reforms and expansion of coverage of the uninsured, and long-term payment reforms to Medicare, Medicaid and other government programs. In particular, federal legislation has significantly altered Medicare Advantage reimbursements by setting the federal “benchmark” payment closer to the payments in the traditional Medicare program. This change could reduce our revenues from the Medicare Advantage plans for which we perform services, although the effect on any particular plan, much less the impact on us, is impossible to predict. Effective January 1, 2013, the legislation includes a 2.3% excise tax on the sale of certain medical devices. Legislative provisions impose federal reporting requirements regarding payments or relationships between manufacturers of covered drugs, devices or biological or medical supplies and physicians, among others.
     Legislative and regulatory bodies are likely to continue to pursue healthcare reform initiatives and may continue to reduce the funding of the Medicare and Medicaid programs, including Medicare Advantage, in an effort to reduce overall federal healthcare spending. The ultimate impact of all of the reforms in the PPACA, and its impact on us, is impossible to predict. If all of the reforms in the legislation are implemented, or if other reforms in the United States or elsewhere are adopted, those reforms may have an adverse effect on our financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the period covered by this report, we issued 25,427 shares of our common stock upon the net exercise of warrants to purchase 54,400 shares of our common stock, resulting in aggregate non-cash consideration to us of $1,259,576, and 3,537 shares of our common stock upon the exercise of warrants for cash, resulting in aggregate proceeds to us of $14,961. These shares were offered and sold, in 38 separate transactions, pursuant to an exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description
4.1	Fourth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of Free & Clear, Inc. and Tapestry Medical, Inc.), dated as of November 25, 2009, among Free & Clear, Inc., as guarantor, Tapestry Medical, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-4 filed on February 12, 2010 (File 333-164897))

4.2	Fifth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of Free & Clear, Inc. and Tapestry Medical, Inc.), dated as of November 25, 2009, among Free & Clear, Inc., as guarantor, Tapestry Medical, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4 filed on February 12, 2010 (File 333-164897))

4.3	Sixth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantee of RMD Networks, Inc.), dated as of February 1, 2010, among RMD Networks, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4 filed on February 12, 2010 (File 333-164897))

4.4	Seventh Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantee of RMD Networks, Inc.), dated as of February 1, 2010, among RMD Networks, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-4 filed on February 12, 2010 (File 333-164897))

4.5	Eighth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.), dated as of March 1, 2010, among Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-4/A filed on March 26, 2010 (File 333-164897))

4.6	Ninth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.), dated as of March 1, 2010, among Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.19 to the Company’s Registration Statement on Form S-4/A filed on March 26, 2010 (File 333-164897))

4.7	Tenth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of New Binax, Inc., New Biosite Incorporated, Alere NewCo, Inc., and Alere NewCo II, Inc.), dated as of March 19, 2010, among New Binax, Inc., New Biosite Incorporated, Alere NewCo, Inc., and Alere NewCo II, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-4/A filed on March 26, 2010 (File 333-164897))

4.8	Eleventh Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of New Binax, Inc., New Biosite Incorporated, Alere NewCo, Inc., and Alere NewCo II, Inc.), dated as of March 19, 2010, among New Binax, Inc., New Biosite Incorporated, Alere NewCo, Inc., and Alere NewCo II, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-4/A filed on March 26, 2010 (File 333-164897))

10.1	Employment Agreement, dated January 15, 2010, between Inverness Medical Innovations, Inc. and Ronald Geraty (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009)

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVERNESS MEDICAL INNOVATIONS, INC.
Date: May 7, 2010	/s/ David Teitel
David Teitel
Chief Financial Officer and an authorized officer