Form 10-Q
period 2010-06-30
ALERE INC.
filed 2010-08-06
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 001-16789
ALERE INC.
(Exact name of registrant as specified in its charter)

DELAWARE	04-3565120
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
51 SAWYER ROAD, SUITE 200
WALTHAM, MASSACHUSETTS 02453
(Address of principal executive offices)(Zip code)
(781) 647-3900
(Registrant’s telephone number, including area code)
Inverness Medical Innovations, Inc.
(Former name, former address and former fiscal year, if changed since last report)
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
Yes ☐       No ☑
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 2, 2010 was 84,800,590.

ALERE INC.
REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2010
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these factors, as well as the “Forward-Looking Statements” beginning on page 44 in this Quarterly Report on Form 10-Q and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
a) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	3
b) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	4
c) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5
d) Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3. Quantitative and Qualitative Disclosures About Market Risk	58
Item 4. Controls and Procedures	61
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	61
Item 1A. Risk Factors	61
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 6. Exhibits	63
SIGNATURE	64
EX-3.1
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALERE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net product sales	$350,015	$309,504	$700,116	$601,861
Services revenue	166,865	125,468	326,169	249,204

Net product sales and services revenue	516,880	434,972	1,026,285	851,065
License and royalty revenue	6,080	3,680	11,929	12,740

Net revenue	522,960	438,652	1,038,214	863,805

Cost of net product sales	166,736	142,822	330,441	277,139
Cost of services revenue	82,424	55,957	158,209	110,914

Cost of net product sales and services revenue	249,160	198,779	488,650	388,053
Cost of license and royalty revenue	1,802	1,977	3,609	3,406

Cost of net revenue	250,962	200,756	492,259	391,459

Gross profit	271,998	237,896	545,955	472,346

Operating expenses:
Research and development	32,760	26,039	63,753	53,091
Sales and marketing	123,819	102,205	243,410	200,600
General and administrative	93,361	82,382	188,024	160,930

Total operating expenses	249,940	210,626	495,187	414,621

Operating income	22,058	27,270	50,768	57,725
Interest expense, including amortization of original issue discounts and deferred financing costs	(33,606)	(23,640)	(66,741)	(41,512)
Other income (expense), net	4,112	2,544	7,156	(169)

(Loss) income from continuing operations before (benefit) provision for income taxes	(7,436)	6,174	(8,817)	16,044
(Benefit) provision for income taxes	(1,243)	2,271	(797)	6,900

(Loss) income from continuing operations before equity earnings of unconsolidated entities, net of tax	(6,193)	3,903	(8,020)	9,144
Equity earnings of unconsolidated entities, net of tax	4,217	983	8,257	3,480

(Loss) income from continuing operations	(1,976)	4,886	237	12,624
(Loss) income from discontinued operations, net of tax	(35)	(166)	11,911	(1,513)

Net (loss) income	(2,011)	4,720	12,148	11,111
Less: Net income (loss) attributable to non-controlling interests	343	224	(327)	324

Net (loss) income attributable to Alere Inc. and Subsidiaries	(2,354)	4,496	12,475	10,787
Preferred stock dividends	(5,984)	(5,693)	(11,837)	(11,213)

Net (loss) income available to common stockholders	$(8,338)	$(1,197)	$638	$(426)

Basic net (loss) income per common share attributable to Alere Inc. and Subsidiaries:
(Loss) income from continuing operations	$(0.10)	$(0.01)	$(0.13)	$0.01
Income (loss) from discontinued operations	—	—	0.14	(0.02)

Net (loss) income per common share	$(0.10)	$(0.02)	$0.01	$(0.01)

Diluted net (loss) income per common share attributable to Alere Inc. and Subsidiaries:
(Loss) income from continuing operations	$(0.10)	$(0.01)	$(0.13)	$0.01
Income (loss) from discontinued operations	—	—	0.14	(0.02)

Net (loss) income per common share	$(0.10)	$(0.02)	$0.01	$(0.01)

Weighted average shares-basic	84,193	78,775	84,001	78,695

Weighted average shares-diluted	84,193	78,775	84,001	79,879

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$266,043	$492,773
Restricted cash	2,128	2,424
Marketable securities	3,346	947
Accounts receivable, net of allowances of $16,263 and $12,462 at June 30, 2010 and December 31, 2009, respectively	358,654	354,453
Inventories, net	243,812	221,539
Deferred tax assets	45,609	66,492
Income tax receivable	2,667	1,107
Prepaid expenses and other current assets	66,122	73,075
Assets held for sale	—	54,148

Total current assets	988,381	1,266,958
Property, plant and equipment, net	352,290	324,388
Goodwill	3,668,745	3,463,358
Other intangible assets with indefinite lives	63,391	43,644
Core technology and patents, net	461,947	421,719
Other intangible assets, net	1,266,521	1,264,708
Deferred financing costs, net, and other non-current assets	70,786	72,762
Investments in unconsolidated entities	62,922	63,965
Marketable securities	14,506	1,503
Deferred tax assets	21,526	20,987

Total assets	$6,971,015	$6,943,992

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$15,654	$18,970
Current portion of capital lease obligations	1,818	899
Accounts payable	107,176	126,322
Accrued expenses and other current liabilities	276,593	279,732
Payable to joint venture, net	1,806	533
Deferred gain on joint venture	287,742	—
Liabilities related to assets held for sale	—	11,558

Total current liabilities	690,789	438,014

Long-term liabilities:
Long-term debt, net of current portion	2,124,953	2,128,515
Capital lease obligations, net of current portion	1,413	940
Deferred tax liabilities	445,306	442,049
Deferred gain on joint venture	—	288,767
Other long-term liabilities	125,829	116,818

Total long-term liabilities	2,697,501	2,977,089

Commitments and contingencies (Note 17)
Redeemable non-controlling interest	49,331	—

Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $814,741 at June 30, 2010 and $793,696 at December 31, 2009);
Authorized: 2,300 shares;
Issued and outstanding: 2,037 shares at June 30, 2010 and 1,984 shares at December 31, 2009	706,314	694,427
Common stock, $0.001 par value;
Authorized: 150,000 shares;
Issued and outstanding: 84,641 shares at June 30, 2010 and 83,567 at December 31, 2009	85	84
Additional paid-in capital	3,224,076	3,195,372
Accumulated deficit	(347,399)	(359,874)
Accumulated other comprehensive loss	(50,828)	(2,454)

Total stockholders’ equity	3,532,248	3,527,555
Non-controlling interests	1,146	1,334

Total equity	3,533,394	3,528,889

Total liabilities and equity	$6,971,015	$6,943,992

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$12,148	$11,111
(Loss) income from discontinued operations, net of tax	11,911	(1,513)

Income from continuing operations	237	12,624
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash interest expense related to amortization of original issue discounts and write-off of deferred financing costs	7,235	3,553
Depreciation and amortization	183,155	144,538
Non-cash stock-based compensation expense	15,684	12,485
Impairment of inventory	640	224
Impairment of long-lived assets	644	3,150
Loss on sale of fixed assets	514	366
Equity earnings of unconsolidated entities, net of tax	(8,257)	(3,480)
Deferred income taxes	(22,982)	(9,181)
Other non-cash items	(6,270)	3,772
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	18,632	(2,371)
Inventories, net	(14,651)	(6,594)
Prepaid expenses and other current assets	1,889	8,534
Accounts payable	(26,125)	13,247
Accrued expenses and other current liabilities	(15,169)	(5,142)
Other non-current liabilities	(253)	1,515

Net cash provided by continuing operations	134,923	177,240
Net cash (used in) provided by discontinued operations	(1,081)	3,023

Net cash provided by operating activities	133,842	180,263

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(41,776)	(50,126)
Proceeds from sale of property, plant and equipment	382	620
Cash paid for acquisitions and transaction costs, net of cash acquired	(377,125)	(99,798)
Net cash received from equity method investments	6,333	11,455
Increase in other assets	(1,443)	(3,677)

Net cash used in continuing operations	(413,629)	(141,526)
Net cash provided by (used in) discontinued operations	63,446	(111)

Net cash used in investing activities	(350,183)	(141,637)

Cash Flows from Financing Activities:
Decrease (increase) in restricted cash	42	(140,147)
Cash paid for financing costs	(1,491)	(10,839)
Proceeds from issuance of common stock, net of issuance costs	12,957	8,572
Proceeds on long-term debt	—	387,460
Repayment on long-term debt	(4,875)	(5,752)
Net repayments from revolving lines-of-credit	(3,696)	(2,969)
Excess tax benefit on exercised stock options	1,218	2,055
Principal payments of capital lease obligations	(975)	(288)
Other	(75)	(75)

Net cash provided by continuing operations	3,105	238,017
Net cash used in discontinued operations	—	(6)

Net cash provided by financing activities	3,105	238,011

Foreign exchange effect on cash and cash equivalents	(13,494)	6,057

Net (decrease) increase in cash and cash equivalents	(226,730)	282,694
Cash and cash equivalents, beginning of period	492,773	141,324

Cash and cash equivalents, end of period	$266,043	$424,018

Supplemental Disclosure of Cash Flow Information:
Interest paid	$59,257	$33,937

Income taxes paid	$16,525	$15,387

Supplemental Disclosure of Non-cash Activities:
Note issued for purchase of intangible assets	$—	$1,700

Equipment purchases under capital leases	$2,363	$1,356

Fair value of stock issued for settlement of an acquisition-related deferred purchase price obligation	$16,281	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation of Financial Information
     The accompanying consolidated financial statements of Alere Inc., formerly known as Inverness Medical Innovations, Inc., are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. Our audited consolidated financial statements for the year ended December 31, 2009 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, or SEC, on April 16, 2010. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009.
     Certain reclassifications of prior period amounts have been made to conform to current period presentation. These reclassifications had no effect on net income or equity.
(2) Cash and Cash Equivalents
     We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2010, our cash equivalents consisted of money market funds.
(3) Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$76,100	$62,397
Work-in-process	52,308	56,338
Finished goods	115,404	102,804

	$243,812	$221,539

(4) Stock-based Compensation
     We recorded stock-based compensation expense in our consolidated statements of operations of $8.1 million ($6.2 million, net of tax), $15.7 million ($12.3 million, net of tax), $6.6 million ($5.3 million, net of tax) and $12.5 million ($10.1 million, net of tax) for the three and six months ended June 30, 2010 and 2009, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of sales	$395	$476	$801	$908
Research and development	1,506	1,305	3,872	2,321
Sales and marketing	900	979	1,913	1,879
General and administrative	5,313	3,846	9,098	7,377

	$8,114	$6,606	$15,684	$12,485

     We report excess tax benefits from the exercise of stock options as financing cash flows. For the three and six months ended June 30, 2010 there was $0.9 million and $1.2 million, respectively, of excess tax benefits generated from option exercises. For the three and six months ended June 30, 2009 there was $2.1 million of excess tax benefits generated from option exercises.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Our stock option plans provide for grants of options to employees and others to purchase common stock at the fair market value of such shares on the grant date of the award. The options generally vest over a four-year period, beginning on the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. We generally use a Black-Scholes option-pricing model to calculate the grant-date fair value of options. The fair value of the stock options granted during the three and six months ended June 30, 2010 and 2009 was calculated using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock Options:
Risk-free interest rate	2.29%	2.07%	2.41%	2.08%
Expected dividend yield	—	—	—	—
Expected term	5.34 years	5.20 years	5.34 years	5.20 years
Expected volatility	41.54%	44.53%	41.89%	44.52%

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Employee Stock Purchase Plan:
Risk-free interest rate	0.18%	0.28%	0.18%	0.28%
Expected dividend yield	—	—	—	—
Expected term	181 days	181 days	181 days	181 days
Expected volatility	38.70%	72.05%	38.70%	72.05%
     A summary of the stock option activity for the six months ended June 30, 2010 is as follows (in thousands, except price per share and contractual term):

			Weighted-
			Average
		Weighted-	Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price	Term	Intrinsic Value
Options outstanding, January 1, 2010	9,838	$34.72
Granted	794	$49.72
Exercised	(364)	$24.84
Canceled/expired/forfeited	(392)	$40.10

Options outstanding, June 30, 2010	9,876	$36.04	6.23 years	$22,166

Options exercisable, June 30, 2010	6,114	$32.43	4.88 years	$19,694

     The weighted-average grant-date fair value under a Black-Scholes option pricing model of options granted during the six months ended June 30, 2010 and 2009 was $14.79 per share and $14.27 per share, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $1.6 million and $5.5 million, respectively.
     As of June 30, 2010, there was $43.9 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a remaining weighted-average vesting period of 1.51 years.
(5) Net (Loss) Income per Common Share
     The following table sets forth the computation of basic and diluted net (loss) income per common share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(Loss) income from continuing operations	$(1,976)	$4,886	$237	$12,624
Less: Preferred stock dividends	5,984	5,693	11,837	11,213

(Loss) income from continuing operations attributable to common shares	(7,960)	(807)	(11,600)	1,411
Less: Net income (loss) attributable to non-controlling interest	343	224	(327)	324

(Loss) income from continuing operations attributable to Alere Inc. and Subsidiaries	(8,303)	(1,031)	(11,273)	1,087
(Loss) income from discontinued operations	(35)	(166)	11,911	(1,513)

Net (loss) income available to common stockholders	$(8,338)	$(1,197)	$638	$(426)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted-average common shares outstanding — basic	84,193	78,775	84,001	78,695
Effect of dilutive securities:
Stock options	—	—	—	1,057
Warrants	—	—	—	127

Weighted-average common shares outstanding — diluted	84,193	78,775	84,001	79,879

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income per common share — basic:
(Loss) income from continuing operations attributable to Alere Inc. and Subsidiaries	$(0.10)	$(0.01)	$(0.13)	$0.01
(Loss) income from discontinued operations	—	—	0.14	(0.02)

Net (loss) income per common share — basic	$(0.10)	$(0.02)	$0.01	$(0.01)

Net income per common share — diluted:
(Loss) income from continuing operations attributable to Alere Inc. and Subsidiaries	$(0.10)	$(0.01)	$(0.13)	$0.01
(Loss) income from discontinued operations	—	—	0.14	(0.02)

Net (loss) income per common share — diluted	$(0.10)	$(0.02)	$0.01	$(0.01)

     For the three and six-month periods ended June 30, 2010, anti-dilutive shares of 17,105,000 and 17,310,000, respectively, were excluded from the computations of diluted net (loss) income per share. For the three and six-month periods ended June 30, 2009, anti-dilutive shares of 17,180,000 and 14,936,000, respectively, were excluded from the computations of diluted net (loss) income per share.
(6) Redeemable Non-controlling Interest
     We entered into a put arrangement as part of a shareholder agreement with respect to the common securities that represent the 21.25% non-controlling interest of a certain minority shareholder in Standard Diagnostics, Inc., or Standard Diagnostics. This put arrangement is exercisable at KRW 40,000 per share by the counterparty upon the occurrence of certain events which are outside of our control. As a result, this non-controlling interest is classified as mezzanine equity on our accompanying consolidated balance sheet as of June 30, 2010. The redeemable non-controlling interest was recorded at its fair value of KRW 57.9 billion, or $49.2 million, as of the consummation of the transaction on February 8, 2010. The fair value of the redeemable non-controlling interest was determined using both a market approach and an income approach which utilizes a discounted cash flow model including assumptions of projected revenue, expenses, capital expenditures, other costs and a discount rate appropriate for the risk of achieving the projected cash flows. The redeemable put arrangement has an estimated redemption price of KRW 65.4 billion, or $53.7 million as of June 30, 2010. The redeemable non-controlling interest will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable. In addition, if the put is exercised, we will incur a penalty in the amount of KRW 63.0 billion, or approximately $51.7 million at June 30, 2010, which will be accounted for as compensation expense at the time of the exercise.
(7) Preferred Stock
     As of June 30, 2010, we had 5.0 million shares of preferred stock, $0.001 par value, authorized, of which 2.3 million shares were designated as Series B Convertible Perpetual Preferred Stock, or Series B preferred stock. In

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
connection with our acquisition of Matria Healthcare Inc., or Matria, we issued shares of the Series B preferred stock and have paid dividends to date in shares of Series B preferred stock. At June 30, 2010, there were 2.0 million shares of Series B preferred stock outstanding with a fair value of approximately $401.6 million.
     Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of shares of the Series B preferred stock, we may, at our option, satisfy the entire conversion obligation in cash or through a combination of cash and common stock. Series B preferred stock outstanding at June 30, 2010 would convert into 11.8 million shares of our common stock which are reserved. There were no conversions as of June 30, 2010.
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
     Each share of Series B preferred stock accrues dividends at $12.00, or 3%, per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing following the first full calendar quarter after the issuance date. Dividends on the Series B preferred stock are cumulative from the date of issuance. Accrued dividends are payable only if declared by our board of directors and, upon conversion by the Series B preferred stockholder, the holder will not receive any cash payment representing accumulated dividends. If our board of directors declares a dividend payable, we have the right to pay the dividends in cash, shares of common stock, additional shares of Series B preferred stock or a similar convertible preferred stock or any combination thereof.
     Quarterly dividends paid in shares of common stock or Series B preferred stock are in an amount per share of such stock equal to the quotient of (a) $3.00 divided by (b) 97% of the average of the volume-weighted average price per share of either our common stock or the Series B preferred stock, as the case may be, on the New York Stock Exchange for each of the five consecutive trading days ending on the second trading day immediately prior to the record date of the dividend.
     For the three and six months ended June 30, 2010, Series B preferred stock dividends amounted to $6.0 million and $11.8 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net (loss) income per common share for the three and six months ended June 30, 2010 (Note 5). For the three and six months ended June 30, 2009, Series B preferred stock dividends amounted to $5.7 million and $11.2 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net (loss) income per common share for the three and six months ended June 30, 2009 (Note 5). As of July 15, 2010, payments have been made in shares of Series B preferred stock covering all dividend periods through June 30, 2010. As of June 30, 2010, 2.0 million shares of Series B preferred stock are issued and outstanding.
     The holders of Series B preferred stock have liquidation preferences over the holders of our common stock and other classes of stock, if any, outstanding at the time of liquidation. Upon liquidation, the holders of outstanding Series B preferred stock would receive an amount equal to $400.00 per share of Series B preferred stock, plus any accumulated and unpaid dividends. As of June 30, 2010, the liquidation preference of the outstanding Series B preferred stock was $814.7 million. The holders of the Series B preferred stock generally have no voting rights, except with respect to matters affecting the Series B preferred stock (including the creation of a senior preferred

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
stock) or in the event that dividends payable on the Series B preferred stock are in arrears for six or more quarterly periods, whether or not consecutive.
     We evaluated the terms and provisions of our Series B preferred stock to determine if it qualified for derivative accounting treatment. Based upon our evaluation, these securities do not qualify for derivative accounting.
(8) Comprehensive Income (Loss)
     In general, comprehensive income (loss) combines net income (loss) and other changes in equity during the year from non-owner sources. Our accumulated other comprehensive loss, which is a component of stockholders’ equity, includes foreign currency translation adjustments, gains (losses) on available-for-sale securities and interest rate swap adjustments. For the three and six months ended June 30, 2010, we generated a comprehensive loss of $32.1 million and $35.9 million, respectively, and for the three and six months ended June 30, 2009, we generated comprehensive income of $53.5 million and $21.8 million, respectively.
     A summary of the changes in stockholders’ equity and non-controlling interest comprising total equity for the six months ended June 30, 2010 and 2009 is provided below (in thousands):

	Six Months Ended June 30,
	2010			2009
	Total	Non-		Total	Non-
	Stockholders’	controlling		Stockholders’	controlling
	Equity	Interest	Total Equity	Equity	Interest	Total Equity
Equity, beginning of period	$3,527,555	$1,334	$3,528,889	$3,278,838	$869	$3,279,707
Comprehensive (loss) income:
Net income (loss)	12,475	(327)	12,148	10,787	324	11,111
Other comprehensive (loss) income:
Unrealized gains (losses) on available for sale securities	48	—	48	164	—	164
Unrealized (losses) gains on interest rate swap	(260)	—	(260)	5,920	—	5,920
Minimum pension liability adjustment	302	—	302	44	—	44
Changes in cumulative translation adjustment	(48,464)	(2,950)	(51,414)	4,836	—	4,836

Total other comprehensive (loss) income	(48,374)	(2,950)	(51,324)	10,964	—	10,964

Total comprehensive (loss) income	(35,899)	(3,277)	(39,176)	21,751	324	22,075

Issuance of common stock in connection with settlement of an acquisition-related deferred purchase price obligation	16,281	—	16,281	—	—	—
Exercise of common stock options and shares issued under employee stock purchase plan	12,958	—	12,958	8,572	—	8,572
Preferred stock dividends	(86)	—	(86)	(75)	—	(75)
Stock-based compensation related to grants of common stock options	15,684	—	15,684	12,485	—	12,485
Stock option income tax benefits	1,060	—	1,060	1,754	—	1,754
Acquisition of non-controlling interest	(5,305)	3,213	(2,092)	—	—	—
Redeemable non-controlling interest in subsidiaries’ income	—	(124)	(124)	—	—	—

Equity, end of period	$3,532,248	$1,146	$3,533,394	$3,323,325	$1,193	$3,324,518

     A summary of the changes in redeemable non-controlling interest recorded in the mezzanine section of the balance sheet for the six months ended June 30, 2010 is provided below:

Six Months Ended
June 30, 2010
Redeemable non-controlling interest, beginning of period	$—
Acquisition of non-controlling interest	49,207
Net income	124

Redeemable non-controlling interest, end of period	$49,331

(9) Business Combinations
     On January 1, 2009, we adopted a new accounting standard issued by the Financial Accounting Standards Board, or FASB, related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Acquisitions consummated prior to January 1, 2009 were accounted for in accordance with the previously applicable guidance. In accordance with the new accounting standard, we expensed $2.0 million and $5.9 million of acquisition-related costs during the three and six months ended June 30, 2010, respectively, primarily in general and administrative expense. We expensed $1.7 million and $6.4 million of acquisition-related costs during the three and six months ended June 30, 2009, respectively, in general and administrative expense. Included in the $6.4 million of expense during the six months ended June 30, 2009, was $3.8 million of costs associated with acquisition-related activity for transactions not consummated prior to January 1, 2009.
     Our business acquisitions have historically been made at prices above the fair value of the acquired net assets, resulting in goodwill, based on our expectations of synergies of combining the businesses. These synergies include elimination of redundant facilities, functions and staffing; use of our existing commercial infrastructure to expand sales of the acquired businesses’ products; and use of the commercial infrastructure of the acquired businesses to cost-effectively expand product sales.
     Allocation of the purchase price for acquisitions is based on estimates of the fair value of the net assets acquired and, for acquisitions completed within the past year, is subject to adjustment upon finalization of the purchase price allocation. We are not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates. Determination of the estimated useful lives of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets on patterns in which the economic benefits are expected to be realized.
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
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted approach derived from earn-out criteria estimates and the overall likelihood of achieving the targets before the corresponding delivery dates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
probability-weighted milestone payments were originally discounted using a discount rate of 6%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense within general and administrative expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $1.3 million and $1.4 million in our consolidated statement of operations during the three and six months ended June 30, 2010, respectively, as a net result of a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of June 30, 2010, the fair value of the contingent consideration obligation was approximately $37.0 million.
     Included in our consolidated statements of operations for both the three and six months ended June 30, 2010 is revenue totaling approximately $0.1 million related to this acquired operation. The operating results of this acquired operation are included in our professional diagnostics reporting unit and business segment.
     A summary of the preliminary aggregate purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$373
Property, plant and equipment	152
Goodwill	61,213
Intangible assets	15,700

Total assets acquired	77,438

Current liabilities	731
Non-current liabilities	6,107

Total liabilities assumed	6,838

Net assets acquired	70,600
Less:
Fair value of contingent consideration obligation	35,600

Cash consideration	$35,000

     The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$8,600	15 years
In-process research and development	7,100	N/A

Total intangible assets	$15,700

     We do not expect the amount allocated to goodwill to be deductible for tax purposes.
     (ii) Acquisition of the ATS business
     On February 17, 2010, we acquired Kroll Laboratory Specialists, Inc., headquartered in Gretna, Louisiana, which provides forensic quality substance abuse testing products and services across the United States. The preliminary aggregate purchase price was $109.5 million, which was paid in cash.
     Included in our consolidated statements of operations for the three and six months ended June 30, 2010 is revenue totaling approximately $9.5 million and $14.3 million, respectively, related to the acquired business, which we have subsequently renamed Alere Toxicology Services, or ATS. The operating results of ATS are included in our professional diagnostics reporting unit and business segment.
     A summary of the preliminary aggregate purchase price allocation for this acquisition is as follows (in thousands):

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Current assets	$6,043
Property, plant and equipment	3,300
Goodwill	53,489
Intangible assets	48,400

Total assets acquired	111,232

Current liabilities	1,693

Total liabilities assumed	1,693

Net assets acquired/cash consideration paid	$109,539

     The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Other intangible assets	$13,300	20 years
Customer relationships	35,100	20 years

Total intangible assets	$48,400

     The amount allocated to goodwill from this acquisition is deductible for tax purposes.
     (iii) Acquisition of Standard Diagnostics
     On February 8, 2010, we acquired a 61.92% ownership interest in Standard Diagnostics via a tender offer for approximately $162.1 million. On March 22, 2010, we acquired an incremental 13.37% ownership interest in Standard Diagnostics via a follow-on tender offer for approximately $36.2 million. In June 2010, we acquired an incremental 2.84% ownership interest for approximately $7.3 million, bringing our aggregate ownership interest in Standard Diagnostics to approximately 78.13% as of June 30, 2010. Standard Diagnostics specializes in the medical diagnostics industry. Its main product lines relate to diagnostic reagents and devices for hepatitis, infectious diseases, tumor markers, fertility, drugs of abuse, urine strips and protein strips. The preliminary aggregate purchase price was $205.6 million in cash.
     Included in our consolidated statements of operations for the three and six months ended June 30, 2010 is revenue totaling approximately $20.7 million and $32.0 million, respectively, related to Standard Diagnostics. The operating results of Standard Diagnostics are included in our professional diagnostics reporting unit and business segment.
     A summary of the preliminary aggregate purchase price allocation for this acquisition is as follows (in thousands):

Current assets	$52,058
Property, plant and equipment	16,562
Goodwill	83,181
Intangible assets	131,580
Other non-current assets	13,334

Total assets acquired	296,715

Current liabilities	13,338
Non-current liabilities	32,088

Total liabilities assumed	45,426

Net assets acquired	251,289
Less:
Fair value of non-controlling interest	45,727

Cash consideration	$205,562

     The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$62,135	10 years
Trademarks and trade names	9,350	7 years
Customer relationships	46,155	10.9-15.9 years
Non-compete agreements	255	2 years
In-process research and development	13,685	N/A

Total intangible assets	$131,580

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     We do not expect the amount allocated to goodwill to be deductible for tax purposes.
     (iv) Other acquisitions in 2010
     During the first six months of 2010, we acquired the following businesses for a preliminary aggregate purchase price of $40.2 million, which consisted of initial cash payments totaling $38.7 million, a contingent consideration obligation with an acquisition date fair value of $0.8 million and deferred purchase price consideration with an acquisition date present value of $0.7 million.
•	RMD Networks, Inc., or RMD, located in Denver, Colorado, a provider of clinical groupware software and services designed to improve communication and coordination of care among providers, patients, and payers in the healthcare environment (Acquired January 2010)
•	certain assets of Streck, Inc., or Streck, located in Nebraska, a manufacturer of hematology, chemistry and immunology products for the clinical laboratory (Acquired January 2010)
•	assets of the diagnostics division of Micropharm Ltd., or Micropharm, located in Wales, United Kingdom, an expert in high quality antibody production in sheep for both diagnostic and therapeutic purposes, providing antisera on a contract basis for U.K. and overseas companies and academic institutions, mainly for research, therapeutic and diagnostic uses (Acquired March 2010)
•	Quantum Diagnostics Group Limited, or Quantum, headquartered in Essex, England, an independent provider of drug testing products and services to healthcare professionals across the U.K. and Europe (Acquired April 2010)
•	assets of the workplace health division of Good Health Solutions Pty Ltd., or GHS, located in East Sydney, Australia, an important player in the Australian health and wellness market, focusing on health screenings, health related consulting services, health coaching, and fitness instruction (Acquired April 2010)
•	certain assets of Unotech Diagnostics, Inc., or Unotech, located in California, a privately-owned company engaged in the development, formulation, manufacture, packaging, supply and distribution of our BladderCheck NMP22 lateral flow test and related lateral flow products (Acquired June 2010)
•	Scipac Holdings Limited, or Scipac, headquartered in Kent, England, a diagnostic reagent company with an extensive product portfolio supplying purified human antigens, recombinant proteins and disease state plasma to a global customer base (Acquired June 2010)
     The operating results of Streck, Micropharm, Quantum, Unotech and Scipac are included in our professional diagnostics reporting unit and business segment. The operating results of RMD and GHS are included in our health management reporting unit and business segment. Our consolidated statements of operations for the three and six months ended June 30, 2010 included revenue totaling approximately $2.8 million and $2.9 million, respectively, related to these businesses.
     A summary of the preliminary aggregate purchase price allocation for these acquisitions is as follows (in thousands):

Current assets	$6,328
Property, plant and equipment	3,858
Goodwill	16,836
Intangible assets	22,499
Other non-current assets	68

Total assets acquired	49,589

Current liabilities	4,006
Non-current liabilities	5,433

Total liabilities assumed	9,439

Net assets acquired	40,150
Less:

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

Fair value of contingent consideration obligation	750
Present value of deferred purchase price consideration	688

Cash consideration	$38,712

     The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$950	5.2 years
Trademarks and trade names	731	5 years
Database	654	3 years
License agreements	459	10 years
Software	5,000	7 years
Customer relationships	10,636	1-21.6 years
Manufacturing know-how	3,683	2-15 years
Non-compete agreements	233	1 year
Other intangible assets	153	5 years

Total intangible assets	$22,499

     Goodwill has been recognized in the acquisition of RMD, Quantum, GHS and Scipac and amounted to approximately $16.8 million. We do not expect the goodwill related to these acquisitions to be deductible for tax purposes.
     (b) Acquisitions in 2009
     During the year ended December 31, 2009, we acquired the following businesses for a preliminary aggregate purchase price of $655.1 million ($651.1 million present value at June 30, 2010), which consisted of $425.2 million in cash; 3,430,435 shares of our common stock with an aggregate fair value of $117.5 million; $2.9 million of fair value associated with employee stock options exchanged as part of the transactions; deferred purchase price consideration payable in cash and common stock with an aggregate fair value of $57.9 million; notes payable totaling $7.8 million; warrants with a fair value of $0.1 million and contingent consideration obligations with an acquisition date fair value of $39.8 million. In addition, we assumed and immediately repaid debt totaling approximately $45.1 million.
     We determined the acquisition date fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurements are based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were then initially discounted using discount rates ranging from 6% to 18%. At each reporting date, we revalue the contingent consideration obligations at fair value and record increases and decreases in the fair values as income or expense within general and administrative expense in our consolidated statement of operations. Increases or decreases in the fair value of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of financial estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded income of approximately $5.1 million and $8.3 million in our consolidated statements of operations during the three and six months ended June 30, 2010, respectively, as a result of a decrease in the discount period, changes in the discount rates since the various acquisition dates and changes in estimates and probability assumptions with respect to the various earn-out criteria. As of June 30, 2010, the fair value of the contingent consideration obligations was approximately $33.3 million, of which $19.2 million is payable in shares of our common stock, unless certain 2010 financial targets are exceeded, in which case $11.8 million may be settled in cash at the election of the sellers.
•	51.0% share in Long Chain International Corp., or Long Chain, located in Taipei, Taiwan, a distributor of point-of-care diagnostics testing products primarily to the Taiwanese marketplace (Acquired December 2009). In January 2010, we acquired the remaining 49.0% interest in Long Chain.
•	Biolinker S.A., or Biolinker, located in Buenos Aires, Argentina, a distributor of point-of-care diagnostics testing products primarily to the Argentinean marketplace (Acquired December 2009)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	Jinsung Meditech, Inc., or JSM, located in Seoul, Korea, a distributor of point-of-care diagnostics testing products primarily to the South Korean marketplace (Acquired December 2009)
•	Tapestry Medical, Inc., or Tapestry, located in Livermore, California, a privately-owned provider of products and related services designed to support anti-coagulation disease management for patients at risk for stroke and other clotting disorders (Acquired November 2009)
•	Mologic Limited, or Mologic, located in Sharnbrook, United Kingdom, a research and development entity having wide immunoassay experience, as well as a broad understanding of medical diagnostic devices and antibody development (Acquired October 2009)
•	Biosyn Diagnostics Limited, or Biosyn, located in Belfast, Ireland, a distributor of point-of-care diagnostics testing products primarily to the Irish marketplace (Acquired October 2009)
•	Medim Schweiz GmbH, or Medim, located in Zug, Switzerland, a distributor of point-of-care diagnostics testing products primarily to the Swiss marketplace (Acquired September 2009)
•	Free & Clear, Inc., or Free & Clear, located in Seattle, Washington, a privately-owned company that specializes in behavioral coaching to help employers, health plans and government agencies improve the overall health and productivity of their covered populations (Acquired September 2009)
•	ZyCare, Inc., or ZyCare, located in Chapel Hill, North Carolina, a provider of technology and services used to help manage many chronic illnesses (Acquired August 2009)
•	Concateno plc, or Concateno, a publicly-traded company headquartered in the United Kingdom that specializes in the manufacture and distribution of rapid drugs of abuse diagnostic products used in health care, criminal justice, workplace and other testing markets (Acquired August 2009)
•	Certain assets from CVS Caremark’s Accordant Common disease management programs, or Accordant, whereby chronically ill patients served by Accordant Common disease management programs are managed and have access to expanded offerings provided by our Alere Health business (Acquired August 2009)
•	GeneCare Medical Genetics Center, Inc., or GeneCare, located in Chapel Hill, North Carolina, a medical genetics testing and counseling business (Acquired July 2009)
•	assets of ACON Laboratories, Inc.’s and certain related entities’ business of researching, developing, manufacturing, distributing, marketing and selling lateral flow immunoassay and directly-related products in China, Asia Pacific, Latin America, South America, the Middle East, Africa, India, Pakistan, Russia and Eastern Europe (the “ACON Second Territory Business”) (Acquired April 2009)
     The operating results of Long Chain, Biolinker, JSM, Mologic, Biosyn, Medim, Concateno and the ACON Second Territory Business are included in our professional diagnostics reporting unit and business segment. The operating results of Tapestry, Free & Clear, ZyCare, Accordant and GeneCare are included in our health management reporting unit and business segment. Our consolidated statements of operations for the three and six months ended June 30, 2010 included revenue totaling approximately $75.7 million and $148.8 million, respectively, related to these businesses. Our consolidated statements of operations for both the three and six months ended June 30, 2009 included revenue totaling approximately $8.7 million related to these businesses.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     A summary of the preliminary aggregate purchase price allocation for these acquisitions is as follows (dollars in thousands):

Current assets	$89,226
Property, plant and equipment	13,018
Goodwill	398,493
Intangible assets	298,560
Other non-current assets	1,541

Total assets acquired	800,838

Current liabilities	90,438
Non-current liabilities	59,306

Total liabilities assumed	149,744

Net assets acquired	651,094
Less:
Fair value of common stock issued (3,430,435 shares)	117,476
Fair value of stock options exchanged (315,227 options)	2,881
Fair value of warrants issued	57
Notes payable	7,819
Present value of deferred purchase price consideration	57,853
Fair value of contingent consideration obligation	39,815

Cash consideration	$425,193

     The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$13,320	3-10 years
Trademarks and trade names	33,753	2-20 years
Supplier relationships	1,581	8 years
Customer relationships	244,926	5.3-18.3 years
Non-compete agreements	4,280	2-5 years
In-process research and development	700	N/A

Total intangible assets	$298,560

     Goodwill has been recognized in all transactions and amounted to approximately $398.5 million. Goodwill related to the acquisitions of Tapestry, GeneCare and Accordant, which totaled $52.7 million, is expected to be deductible for tax purposes. Goodwill related to all other acquisitions is not deductible for tax purposes.
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

	Severance	Facility	Total Exit
	Related	And Other	Activities
Balance, December 31, 2009	$5,369	$7,001	$12,370
Restructuring plan accruals	(1,536)	—	(1,536)
Payments	(2,743)	(2,072)	(4,815)

Balance, June 30, 2010	$1,090	$4,929	$6,019

     In connection with our acquisition of Matria, we implemented an integration plan to improve operating efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Matria organization, as activities were combined with our existing business operations. We recorded $18.7 million in exit costs, of which $13.8 million relates to change of control and severance costs to

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
involuntarily terminate employees and $4.8 million related to facility exit costs. During the first quarter of 2010, we determined that $1.5 million in change of control costs would not be incurred, therefore reducing the assumed liability and goodwill related to the Matria acquisition. As of June 30, 2010, $2.1 million in exit costs remain unpaid. See Note 10 for additional restructuring charges related to the Matria facility exit costs within the health management business segment.
     During 2007, we formulated restructuring plans in connection with our acquisition of Cholestech Corporation, or Cholestech, consistent with our acquisition strategy to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the Cholestech facility in Hayward, California. We have transitioned the manufacturing of the related products to our facility in San Diego, California and have transitioned the sales and distribution of the products to our shared services center in Orlando, Florida. Since inception of the plans, we recorded $9.2 million in exit costs, of which $6.5 million relates to executive change of control agreements and severance costs to involuntarily terminate employees and $2.7 million relates to facility exit costs. As of June 30, 2010, $3.0 million in exit costs remain unpaid. See Note 10 for additional restructuring charges related to the Cholestech facility closure and integration.
     As a result of our acquisitions of Panbio Limited, or Panbio, Matritech, Inc. and Ostex International, Inc., we established plans to exit facilities and realize efficiencies and cost savings. Total costs associated with these plans were $6.5 million, of which $1.8 million related to severance costs and $4.7 million related to facility and exit costs. As of June 30, 2010, $0.9 million in facility costs remain unpaid.
     Although we believe our plans and estimated exit costs for our acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.
     (d) Pro Forma Financial Information
     The following table presents selected unaudited financial information of our company, including the assets of the ACON Second Territory Business and Standard Diagnostics as if the acquisition of these entities had occurred on January 1, 2009. Pro forma results exclude adjustments for various other less significant acquisitions completed since January 1, 2009, as these acquisitions did not materially affect our results of operations. The less significant 2009 and 2010 acquisitions contributed $77.5 million and $150.6 million of net revenue during the three and six months ended June 30, 2010, respectively, and $8.7 million during the three and six months ended June 30, 2009.
     The pro forma results are derived from the historical financial results of the acquired businesses for the periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2009 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Pro forma net revenue	$522,960	$453,744	$1,044,367	$899,782

Pro forma net (loss) income from continuing operations attributable to Alere Inc. and Subsidiaries	$(6,419)	$436	$(7,284)	$(1,033)

Pro forma net (loss) income available to common stockholders	$(6,454)	$270	$4,628	$(2,547)

Pro forma net (loss) income from continuing operations attributable to Alere Inc. and Subsidiaries per common share — basic(1)	$(0.08)	$0.01	$(0.09)	$(0.01)

Pro forma net (loss) income from continuing operations attributable to Alere Inc. and Subsidiaries per common share — diluted(1)	$(0.08)	$0.01	$(0.09)	$(0.01)

Pro forma net (loss) income available to common stockholders — basic(1)	$(0.08)	$—	$0.06	$(0.03)

Pro forma net (loss) income available to common stockholders — diluted(1)	$(0.08)	$—	$0.06	$(0.03)

(1)	Net (loss) income per common share amounts are computed as described in Note 5.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(10) Restructuring Plans
     The following table sets forth the aggregate charges associated with restructuring plans recorded in operating income for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Cost of net revenue	$2,411	$1,524	$3,991	$3,559
Research and development	308	246	223	757
Sales and marketing	296	280	1,248	412
General and administrative	3,237	807	7,758	2,295

	$6,252	$2,857	$13,220	$7,023

     (a) 2010 Restructuring Plans
     In the first quarter of 2010, management developed additional plans to reduce costs and improve efficiencies in our health management business segment. As a result of these plans, we recorded $0.7 million and $6.2 million in charges during the three and six months ended June 30, 2010, respectively. The charges for the three-month period included $0.6 million in severance costs and $0.1 million in costs associated with facility exit costs. The charges for the six-month period included $3.8 million in severance costs, $2.3 million in costs associated with facility exit costs and $0.1 million in present value accretion on facility exit costs, which was included in interest expense. As of June 30, 2010, $3.9 million in costs remains unpaid. We anticipate incurring additional restructuring costs associated with the present value accretion on facility exit costs under these plans.
     During the second quarter of 2010, management developed several plans to reduce costs and improve efficiencies in our professional diagnostics business segment. As a result of these plans, we recorded $2.0 million in charges during the three and six months ended June 30, 2010, primarily related to severance costs. As of June 30, 2010, $1.8 million of these costs remains unpaid. We anticipate incurring additional severance and facility exit costs of $1.0 million under these plans.
     (b) 2009 Restructuring Plans
     In 2009, management developed plans to reduce costs and improve efficiencies in our health management business segment, as well as reduce costs and consolidate operating activities among several of our professional diagnostics related German subsidiaries. As a result of these plans, we recorded $0.3 million in severance-related restructuring charges during the six months ended June 30, 2010. We have incurred $3.5 million since the inception of the plans, including $2.8 million in severance costs, $0.5 million in contract cancellation costs and $0.1 million in present value accretion on facility exit costs and $0.1 million in fixed asset impairment costs. Of the $3.4 million included in operating income, $2.3 million and $1.1 million was included in our health management and professional diagnostics business segments, respectively. We also recorded $0.1 million in present value accretion related to facility exit costs to interest expense during 2009. As of June 30, 2010, $0.2 million in exit costs remain unpaid. We expect to incur an additional $0.3 million in severance and facility exit costs under these plans during 2010, which will be included primarily in our professional diagnostics business segment.
     (c) 2008 Restructuring Plans
     In May 2008, we decided to close our facility located in Bedford, England and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. Based upon this decision, during the three and six months ended June 30, 2010, we recorded $2.2 million and $2.8 million in restructuring charges, respectively. Included in the charges for the three-month period were $1.5 million related to transition costs, $0.3 million in severance costs, $0.3 million related to fixed asset and inventory write-offs and $0.1 million related to the acceleration of facility restoration costs. Of the charges recorded for the six-month period, $0.1 million related to severance-related costs, $2.1 million related to transition costs, $0.4 million related to fixed asset and inventory write-offs and $0.2 million related to the acceleration of facility restoration costs. During the three and six months ended June 30, 2009, we recorded $1.7 million and $2.3 million in restructuring charges, respectively. Included in the charges for the three-month period were $0.9 million related primarily to severance-related costs, $0.5 million related to fixed asset impairments, $0.2 million related to transition costs and $0.1 million related to the acceleration of facility restoration costs. Of the charges recorded for the six-month period, $1.4 million

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
related primarily to severance-related costs, $0.5 million relates to fixed asset impairments, $0.2 million related to transition costs and $0.2 million related to the acceleration of facility restoration costs. Of the $2.1 million and $2.6 million included in operating income for the three and six months ended June 30, 2010, respectively, all was charged to our professional diagnostics business segment. Of the $1.6 million included in operating income for the three months ended June 30, 2009, $0.2 million and $1.4 million were charged to our consumer diagnostics and professional diagnostics business segments, respectively. Of the $2.1 million included in operating income for the six months ended June 30, 2009, $0.2 million and $1.9 million were charged to our consumer diagnostics and professional diagnostics business segments, respectively. We also recorded $0.1 million and $0.2 million during both the three and six months ended June 30, 2010 and 2009, respectively, related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease, to interest expense.
     In addition to the restructuring charges discussed above, $1.3 million and $2.9 million of charges associated with the Bedford facility closure was borne by our 50/50 joint venture with P&G, or SPD, during the three and six months ended June 30, 2010, respectively, and $3.7 million and $5.8 million was borne by SPD during the three and six months ended June 30, 2009, respectively. The charges for the three months ended June 30, 2010 included $0.3 million in severance and retention costs, $0.6 million in transition costs and $0.4 million in inventory write-offs. The charges for the six months ended June 30, 2010 included $1.3 million in severance and retention costs and $1.6 million in transition costs. Of the total restructuring charges, 50%, or $0.7 million and $1.5 million, has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the three and six months ended June 30, 2010, respectively. Included in the $3.7 million of charges recorded by SPD for the three months ended June 30, 2009 were $3.4 million in severance and retention costs, $0.3 million of fixed asset impairments, a reduction of $0.1 million in transition costs and $0.1 million in acceleration of facility exit costs. Included in the $5.8 million of charges recorded by SPD for the six months ended June 30, 2009 were $5.2 million in severance and retention costs, $0.4 million of fixed asset impairments, $0.1 million in transition costs and $0.1 million in acceleration of facility exit costs. Of these restructuring charges, $1.8 million and $2.9 million have been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the three and six months ended June 30, 2009, respectively. Of the total exit costs incurred jointly with SPD under this plan, including severance-related costs, lease penalties and restoration costs, $10.9 million remains unpaid as of June 30, 2010.
     Since inception of the plan, we have recorded $20.9 million in restructuring charges, including $7.5 million related to the acceleration of facility restoration costs, $5.9 million of fixed asset and inventory impairments, $4.0 million in severance costs, $0.7 million in early termination lease penalties, $3.4 million in transition costs and $0.6 million related to a pension plan curtailment gain associated with the Bedford employees being terminated. SPD has been allocated $27.8 million in restructuring charges since the inception of the plan, including $9.6 million of fixed asset and inventory impairments, $11.2 million in severance and retention costs, $2.9 million in early termination lease penalties, $3.8 million in facility exit costs and $0.3 million related to the acceleration of facility exit costs. We anticipate incurring additional costs of approximately $4.8 million related to the closure of this facility, including, but not limited to, severance and retention costs, rent obligations, transition costs and incremental interest expense associated with our lease obligations which will terminate at the end of 2011. Of these additional anticipated costs, approximately $1.2 million will be borne by us and included primarily in our professional diagnostics business segment. Additionally, approximately $3.6 million will be borne by SPD. We expect the majority of these costs to be incurred by the end of 2010.
     Additionally, in 2008, we formulated business transition plans related to the closure of our Cholestech, HemoSense, Inc. and Panbio facilities. In connection with these plans, we incurred $1.6 million and $2.3 million in restructuring charges related to our professional diagnostics business segment during the three and six months ended June 30, 2010, respectively. Included in the charges for the three-month period were $0.9 million in facility closure and transition costs and $0.7 million in fixed asset and inventory write-offs. Of the charges incurred in the six-month period, $0.3 million relates to severance and retention costs, $1.3 million in facility closure and transition costs and $0.7 million in fixed asset and inventory write-offs. During the three and six months ended June 30, 2009, we incurred $0.9 million and $4.0 million in restructuring charges, respectively. Of the charges incurred in the three-month period, $0.4 million relates

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
to severance and retention costs, $0.4 million relates to transition costs and $0.1 million relates to present value accretion of facility lease costs. Of the charges incurred in the six-month period, $1.9 million relates to fixed asset impairments, $1.2 million relates to severance and retention costs, $0.6 million in transition costs, $0.2 million in inventory write-offs and $0.1 million in present value accretion of facility lease costs. During the three and six months ended June 30, 2009, respectively, $0.8 million and $3.9 million in charges were included in operating income of our professional diagnostics business segment. We charged $0.1 million, related to the present value accretion of facility lease costs, to interest expense for the three and six months ended June 30, 2009. Since inception of the plans, we have incurred $14.3 million in restructuring charges, of which $4.6 million relates to severance and retention costs, $3.4 million in fixed asset impairments, $4.5 million in transition costs, $1.4 million in inventory write-offs and $0.4 million in present value accretion of facility lease costs related to these plans. Of the $9.5 million in severance and exit costs, $0.8 million remains unpaid as of June 30, 2010.
     We anticipate incurring an additional $0.5 million in restructuring charges under our Cholestech plan, primarily related to facility exit costs, along with costs to transition the Cholestech operations to our facility in San Diego which will be included in our professional diagnostics business segment. See Note 9(c) for further information and costs related to these plans.
(11) Long-term Debt
     We had the following long-term debt balances outstanding (in thousands):

	June 30, 2010	December 31, 2009
First Lien Credit Agreement — Term loans	$946,125	$951,000
First Lien Credit Agreement — Revolving line of credit	142,000	142,000
Second Lien Credit Agreement	250,000	250,000
3% Senior subordinated convertible notes	150,000	150,000
9% Senior subordinated notes, net of original issue discount	388,966	388,278
7.875% Senior notes, net of original issue discount	244,350	243,959
Lines of credit	1,171	2,902
Other	17,995	19,346

	2,140,607	2,147,485
Less: Current portion	(15,654)	(18,970)

	$2,124,953	$2,128,515

     (a) 7.875% Senior Notes
     During the third quarter of 2009, we sold a total of $250.0 million aggregate principal amount of 7.875% senior notes due 2016, or the 7.875% senior notes, in two separate transactions. On August 11, 2009, we sold $150.0 million aggregate principal amount of 7.875% senior notes in a public offering. Net proceeds from this offering amounted to approximately $145.0 million, which was net of underwriters’ commissions totaling $2.2 million and original issue discount totaling $2.8 million. The net proceeds were used to fund our acquisition of Concateno. At June 30, 2010, we had $147.5 million in indebtedness under this issuance of our 7.875% senior notes.
     On September 28, 2009, we sold $100.0 million aggregate principal amount of 7.875% senior notes in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers. Net proceeds from this offering amounted to approximately $95.0 million, which was net of the initial purchasers’ original issue discount totaling $3.5 million and offering expenses totaling approximately $1.5 million. The net proceeds were used to partially fund our acquisition of Free & Clear. At June 30, 2010, we had $96.8 million in indebtedness under this issuance of our 7.875% senior notes.
     The 7.875% senior notes were issued under an indenture dated August 11, 2009, as amended or supplemented, the August 2009 Indenture. The 7.875% senior notes accrue interest from the dates of their respective issuances at the rate of 7.875% per year. Interest on the notes is payable semi-annually on February 1 and August 1, commencing on February 1, 2010. The notes mature on February 1, 2016, unless earlier redeemed.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
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
     The 7.875% senior notes are unsecured and are equal in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 7.875% senior notes and the August 2009 Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are equal in right of payment to all of their existing and future senior debt. See Note 21 for guarantor financial information.
     The August 2009 Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability to pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.
     Interest expense related to our 7.875% senior notes for the three and six months ended June 30, 2010, including amortization of deferred financing costs and original issue discounts, was $5.4 million and $10.6 million, respectively. As of June 30, 2010, accrued interest related to the 7.875% senior notes amounted to $8.2 million.
     (b) 9% Senior Subordinated Notes
     On May 12, 2009, we completed the sale of $400.0 million aggregate principal amount of 9% senior subordinated notes due 2016, or the 9% subordinated notes, in a public offering. Net proceeds from this offering amounted to $379.5 million, which was net of underwriters’ commissions totaling $8.0 million and original issue discount totaling $12.5 million. The net proceeds are intended to be used for general corporate purposes. At June 30, 2010, we had $389.0 million in indebtedness under our 9% subordinated notes.
     The 9% subordinated notes, which were issued under an indenture dated May 12, 2009, as amended or supplemented, the May 2009 Indenture, accrue interest from the date of their issuance, or May 12, 2009, at the rate of 9% per year. Interest on the notes is payable semi-annually on May 15 and November 15, commencing on November 15, 2009. The notes mature on May 15, 2016, unless earlier redeemed.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
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
     The 9% subordinated notes are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 9% subordinated notes and the May 2009 Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt. See Note 21 for guarantor financial information.
     The May 2009 Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability to pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.
     Interest expense related to our 9% subordinated notes for the three and six months ended June 30, 2010, including amortization of deferred financing costs and original issue discounts, was $9.8 million and $19.5 million, respectively. Interest expense related to our 9% subordinated notes for the three and six months ended June 30, 2009, including amortization of deferred financing costs and original issue discounts, was $5.2 million. As of June 30, 2010, accrued interest related to the senior subordinated notes amounted to $5.1 million.
     (c) Secured Credit Facilities
     As of June 30, 2010, we had approximately $946.1 million in aggregate principal amount of indebtedness outstanding under our First Lien Credit Agreement and $250.0 million in aggregate principal amount of indebtedness outstanding under our Second Lien Credit Agreement (collectively with the First Lien Credit Agreement, the secured credit facilities). Included in the secured credit facilities is a revolving line of credit of $150.0 million, of which $142.0 million was outstanding as of June 30, 2010. Under the terms of the secured credit facilities, substantially all of the assets of our U.S. subsidiaries are pledged as collateral. With respect to shares or ownership interests of foreign subsidiaries owned by U.S. entities, we have pledged 66% of such assets.
     Interest on our First Lien indebtedness, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
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
     For the three and six months ended June 30, 2010, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $15.8 million and $31.5 million, respectively. For the three and six months ended June 30, 2009, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $15.9 million and $31.8 million, respectively. As of June 30, 2010, accrued interest related to the secured credit facilities amounted to $0.9 million. As of June 30, 2010, we were in compliance with all debt covenants related to the secured credit facility, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.
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
     (d) 3% Senior Subordinated Convertible Notes
     In May 2007, we sold $150.0 million aggregate principal amount of 3% senior subordinated convertible notes, or senior subordinated convertible notes. At June 30, 2010, we had $150.0 million in indebtedness under our senior subordinated convertible notes. The senior subordinated convertible notes are convertible into 3.4 million shares of our common stock at a conversion price of $43.98 per share.
     Interest expense related to our senior subordinated convertible notes for the three and six months ended June 30, 2010, including amortization of deferred financing costs, was $1.2 million and $2.5 million, respectively. Interest expense related to our senior subordinated convertible notes for the three and six months ended June 30, 2009, including amortization of deferred financing costs, was $1.2 million and $2.5 million, respectively. As of June 30, 2010, accrued interest related to the senior subordinated convertible notes amounted to $0.6 million.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
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
     The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on/in our accompanying consolidated balance sheets and consolidated statements of operations and in accumulated other comprehensive loss (in thousands):

		Fair Value at	Fair Value at
Derivative Instruments	Balance Sheet Caption	June 30, 2010	December 31, 2009
Interest rate swap contracts(1)	Accrued expenses and other
	current liabilities	$1,917	$—

Interest rate swap contracts(1)	Other long-term liabilities	$14,756	$15,945

		Amount of	Amount of
		Gain Recognized	Gain Recognized
		During the Three	During the Three
	Location of Gain (Loss)	Months Ended	Months Ended
Derivative Instruments	Recognized in Income	June 30, 2010	June 30, 2009
Interest rate swap contracts(1)	Other comprehensive loss	$474	$7,836

		Amount of	Amount of
		Loss Recognized	Gain Recognized
		During the Six	During the Six
	Location of Gain (Loss)	Months Ended	Months Ended
Derivative Instruments	Recognized in Income	June 30, 2010	June 30, 2009
Interest rate swap contracts(1)	Other comprehensive loss	$(727)	$5,920

(1)	See Note 11(c) regarding our interest rate swaps which qualify as cash flow hedges.
(13) Fair Value Measurements
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
     Described below are the three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in marketable securities related to a deferred compensation plan assumed in a business combination. The liabilities associated with this plan relate to deferred compensation, which is indexed to the performance of the underlying investments.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 liabilities include interest rate swap contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the contingent consideration obligations related to our acquisitions completed after January 1, 2009 are valued using Level 3 inputs.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	June 30,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$17,852	$17,852	$—	$—

Total assets	$17,852	$17,852	$—	$—

Liabilities:
Interest rate swap liability (1)	$16,673	$—	$16,673	$—
Contingent consideration obligations (2)	71,324	—	—	71,324

Total liabilities	$87,997	$—	$16,673	$71,324

		Quoted Prices in	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$2,450	$2,450	$—	$—

Total assets	$2,450	$2,450	$—	$—

Liabilities:
Interest rate swap liability (1)	$15,945	$—	$15,945	$—
Contingent consideration obligations (2)	43,178	—	—	43,178

Total liabilities	$59,123	$—	$15,945	$43,178

(1)	The fair value of our interest rate swaps is based on the application of standard discounted cash flow models using market interest rate data. As of June 30, 2010, $1,917 was included in accrued expenses and other current liabilities and $14,756 was included in other long-term liabilities on our accompanying consolidated balance sheet. As of December 31, 2009, $15,945 was included in other long-term liabilities on our accompanying consolidated balance sheet.

(2)	The fair value measurement of the contingent consideration obligations related to the acquisitions completed after January 1, 2009, are valued using Level 3 inputs. We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Changes in the value of these contingent consideration obligations are recorded as income or expense, a component of operating income in our consolidated statement of operations. See Note 9 for additional information on the valuation of our contingent consideration obligations.
     Changes in the fair value of our Level 3 contingent consideration obligations during the six months ended June 30, 2010 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2010	$43,178
Acquisition date fair value of contingent consideration obligations recorded	35,043
Payments	—
Adjustments, net (income) expense	(6,897)

Fair value of contingent consideration obligations, June 30, 2010	$71,324

     At June 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, restricted cash, marketable securities, receivables, accounts payable and other current liabilities approximated their estimated fair values because of the short maturity of these financial instruments.
     The carrying amount and the estimated fair value of our long-term debt were $2.1 billion and $2.0 billion, respectively, at June 30, 2010. The carrying amount and the estimated fair value of our long-term debt were $2.1 billion each at December 31, 2009. The estimated fair value of our long-term debt was determined using market

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
sources that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.
(14) Defined Benefit Pension Plan
     Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost	$—	$—	$—	$—
Interest cost	152	147	311	283
Expected return on plan assets	(106)	(109)	(217)	(209)
Realized losses	—	—	—	—

Net periodic benefit cost	$46	$38	$94	$74

(15) Financial Information by Segment
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
     On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business (Note 20). The sale included our entire private label and branded nutritionals businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment. The results of the vitamins and nutritional supplements business, which represents our entire vitamins and nutritional supplements business segment, are included in income (loss) from discontinued operations, net of tax, for all periods presented. The net assets and net liabilities associated with the vitamins and nutritional supplements business were reclassified to assets held for sale and liabilities related to assets held for sale within current assets and current liabilities, respectively, and were presented in Corporate and Other as of December 31, 2009.
     We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

				Corporate
	Professional	Health	Consumer	and
	Diagnostics	Management	Diagnostics	Other	Total
Three months ended June 30, 2010:
Net revenue to external customers	$349,511	$149,756	$23,693	$—	$522,960
Operating income (loss)	$32,957	$747	$1,459	$(13,105)	$22,058
Depreciation and amortization	$59,464	$30,118	$1,296	$178	$91,056
Restructuring charge	$5,725	$682	$673	$—	$7,080
Stock-based compensation	$—	$—	$—	$8,114	$8,114
Three months ended June 30, 2009:
Net revenue to external customers	$284,125	$122,511	$32,016	$—	$438,652
Operating income (loss)	$44,278	$(2,549)	$(10)	$(14,449)	$27,270
Depreciation and amortization	$43,818	$27,869	$1,656	$267	$73,610
Restructuring charge	$2,674	$—	$183	$—	$2,857
Stock-based compensation	$—	$—	$—	$6,606	$6,606
Six months ended June 30, 2010:
Net revenue to external customers	$689,904	$298,288	$50,022	$—	$1,038,214
Operating income (loss)	$84,431	$(8,254)	$3,837	$(29,246)	$50,768
Depreciation and amortization	$120,160	$60,048	$2,622	$325	$183,155

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

				Corporate
	Professional	Health	Consumer	and
	Diagnostics	Management	Diagnostics	Other	Total
Restructuring charge	$4,245	$—	$(79)	$—	$4,166
Stock-based compensation	$—	$—	$—	$15,684	$15,684
Six months ended June 30, 2009:
Net revenue to external customers	$553,001	$244,678	$66,126	$—	$863,805
Operating income (loss)	$91,103	$(1,497)	$(1,567)	$(30,314)	$57,725
Depreciation and amortization	$85,056	$55,838	$3,209	$435	$144,538
Restructuring charge	$7,363	$6,158	$1,514	$—	$15,035
Stock-based compensation	$—	$—	$—	$12,485	$12,485
Assets:
As of June 30, 2010	$4,643,388	$2,015,476	$231,521	$80,630	$6,971,015
As of December 31, 2009	$4,261,716	$2,031,260	$219,647	$431,369	$6,943,992
(16) Related Party Transactions
     In May 2007, we completed the formation of SPD, our 50/50 joint venture with P&G, for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form SPD, we ceased to consolidate the operating results of our consumer diagnostic products business related to SPD and instead account for our 50% interest in the results of SPD under the equity method of accounting.
     We had a net payable to SPD of $1.8 million and $0.5 million as of June 30, 2010 and December 31, 2009, respectively. Additionally, customer receivables associated with revenue earned after SPD was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $5.7 million and $12.3 million as of June 30, 2010 and December 31, 2009, respectively. In connection with the joint venture arrangement, SPD bears the collection risk associated with these receivables. Sales to SPD under our manufacturing agreement totaled $16.7 million and $34.7 million during the three and six months ended June 30, 2010, respectively, and $24.0 million and $49.3 million during the three and six months ended June 30, 2009, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with SPD totaled $0.2 million and $0.5 million during the three and six months ended June 30, 2010, respectively, and $0.5 million and $0.9 million during the three and six months ended June 30, 2009, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.
     Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in the U.K. and China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $8.8 million and $14.5 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively, and $14.9 million and $23.2 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010, we received $8.8 million in cash from SPD as a return of capital.
(17) Material Contingencies and Legal Settlements
     (a) Legal Proceedings
     Our material pending legal proceedings are described in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, or the Form 10-K. We entered into a settlement related to the two intellectual property litigation matters relating to our health management businesses described in the Form 10-K and, on May 17, 2010, orders of dismissal were entered by the relevant Courts. During the six months ended June 30, 2010, we recognized a net gain of approximately $5.3 million associated with this settlement in other income in our consolidated statements of operations.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     (b) Contingent Consideration Obligations
     Effective January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and require: (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period; otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met and (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value. The adoption of this guidance was done on a prospective basis. For acquisitions completed prior to January 1, 2009, contingent consideration will be accounted for as an increase in the aggregate purchase price, if and when the contingencies occur.
     We have contractual contingent consideration terms related to our acquisitions of Accordant, Ameditech Inc., or Ameditech, Binax, Inc., or Binax, Free & Clear, JSM, Mologic, Tapestry, a privately-owned research and development operation acquired in March 2010, Vision Biotech Pty Ltd, or Vision, a privately-owned health management business acquired in 2008, and certain other small businesses.
     (i) Acquisitions Completed Prior to January 1, 2009
     • Ameditech
     With respect to Ameditech, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue targets for the one-year period ending on the first anniversary of the acquisition date and the one-year period ending on the second anniversary of the acquisition date. As of June 30, 2010, the remaining contingent consideration to be earned is approximately $4.0 million. Contingent consideration is accounted for as an increase in the aggregate purchase price, if and when the contingency occurs.
     • Binax
     With respect to Binax, the terms of the acquisition agreement provide for $11.0 million of contingent cash consideration payable to the Binax shareholders upon the successful completion of certain new product developments during the five years following the acquisition. The final milestone totaling approximately $3.7 million was earned and accrued during the second quarter of 2010. The achievement of this milestone was accounted for as an increase in the aggregate purchase price during the second quarter of 2010.
     • Privately-owned health management business
     With respect to a privately-owned health management business which we acquired in 2008, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets. The remaining contingent consideration to be earned will be payable upon meeting certain EBITDA targets for the year ending December 31, 2010. Contingent consideration is accounted for as an increase in the aggregate purchase price, if and when the contingency occurs.
     • Vision
     With respect to Vision, the terms of the acquisition agreement provide for incremental consideration payable to the former Vision shareholders upon the completion of certain product development milestones and successfully maintaining certain production levels and product costs during each of the two years following the acquisition date, which was September 4, 2008. As of June 30, 2010, the remaining contingent consideration to be earned is approximately $1.2 million. Contingent consideration is accounted for as an increase in the aggregate purchase price, if and when the contingency occurs.
     (ii) Acquisitions Completed on or after January 1, 2009

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
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
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from revenue and cash collection estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined in fair value measurement accounting. The resultant probability-weighted cash flows were originally discounted using a discount rate of 18%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, changes in the timing and amount of revenue and cash collection estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $0.2 million and $0.3 million within general and administrative expense in our consolidated statements of operations during the three and six months ended June 30, 2010, respectively, as a net result of a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of June 30, 2010, the fair value of the contingent consideration obligation was approximately $3.6 million.
     • Free & Clear
     With respect to Free & Clear, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during fiscal year 2010. The maximum amount of the earn-out payment is $30.0 million and, if earned, payment will be made in 2011.
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from 2010 revenue and EBITDA estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant probability-weighted cash flows were originally discounted using a discount rate of 13%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, changes in the timing and amount of revenue and EBITDA estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded income of approximately $1.3 million and $5.4 million within general and administrative expense in our consolidated statements of operations during the three and six months ended June 30, 2010, respectively, as a net result of changes to revenue and EBITDA estimates, changes in probability assumptions, a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of June 30, 2010, the fair value of the contingent consideration obligation was approximately $9.3 million.
     • JSM
     With respect to JSM, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the fiscal years 2010 through 2012. The maximum amount of the earn-out payments is approximately $3.0 million.
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from revenue and operating income estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant probability-weighted cash flows were originally discounted using a discount rate of 16%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
operations. Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, changes in the timing and amount of revenue and operating income estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $0.1 million within general and administrative expense in our consolidated statements of operations during the three and six months ended June 30, 2010, as a net result of a decrease in the discount period, changes in probability assumptions and fluctuations in the discount rate since the acquisition date. As of June 30, 2010, the fair value of the contingent consideration obligation was approximately $1.2 million.
     • Mologic
     With respect to Mologic, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting five R&D project milestones during the four years following the acquisition. The maximum amount of the earn-out payments is $19.0 million, which will be paid in shares of our common stock.
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted approach derived from the expected delivery value based upon the overall probability of achieving the targets before the corresponding delivery dates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant probability-weighted earn-out amounts were originally discounted using a discount rate of 6%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, changes in management estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded income of approximately $0.6 million and $0.2 million within general and administrative expense in our consolidated statements of operations during the three and six months ended June 30, 2010, respectively, as a net result of a decrease in the discount period, adjustments to certain probability factors and fluctuations in the discount rate since the acquisition date. As of June 30, 2010, the fair value of the contingent consideration obligation was approximately $5.6 million.
     • Privately-owned research and development operation
     With respect to our acquisition of a privately-owned research and development operation in March 2010, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and product development targets during an eight-year period ending on the eighth anniversary of the acquisition date. The maximum amount of the earn-out payments is $125.0 million and, if earned, payments will be made during the eight year period following the acquisition date.
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted approach derived from the overall likelihood of achieving the targets before the corresponding delivery dates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant probability-weighted milestone payments were originally discounted using a discount rate of 6%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, changes in the timing and amount of revenue estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded expense of approximately $1.3 million and $1.4 million within general and administrative expense in our consolidated statements of operations during the three and six months ended June 30, 2010, respectively, as a net result of a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of June 30, 2010, the fair value of the contingent consideration obligation was approximately $37.0 million.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
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
     We determined the acquisition date fair value of the contingent consideration obligation based on a probability-weighted income approach derived from revenue and EBITDA estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant probability-weighted cash flows were originally discounted using a discount rate of 16%. At each reporting date, we revalue the contingent consideration obligation to the reporting date fair value and record increases and decreases in the fair value as income or expense in our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration obligation may result from changes in discount periods and rates, changes in the timing and amount of revenue and EBITDA estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. We recorded income of approximately $3.5 million and $3.1 million within general and administrative expense in our consolidated statements of operations during the three and six months ended June 30, 2010, respectively, as a net result of a decrease in the discount period, adjustments to certain probability factors and fluctuations in the discount rate since the acquisition date. As of June 30, 2010, the fair value of the contingent consideration obligation was approximately $13.6 million.
     (c) Contingent Obligations
     • Distribution agreement with Epocal
     In November 2009, we entered into a distribution agreement with Epocal, Inc., or Epocal, to distribute the epoc® Blood Analysis System for blood gas and electrolyte testing for $20.0 million, which is recorded on our accompanying consolidated balance sheet in other intangible assets, net. We also entered into a definitive agreement to acquire all of the issued and outstanding equity securities of Epocal for a total potential purchase price of up to $255.0 million, including a base purchase price of up to $172.5 million if Epocal achieves certain gross margin and other financial milestones on or prior to October 31, 2014, plus additional payments of up to $82.5 million if Epocal achieves certain other milestones relating to its gross margin and product development efforts on or prior to this date. We also agreed that, if the acquisition is consummated, we will provide $12.5 million in management incentive arrangements, 25% of which will vest over three years and 75% of which will be payable only upon the achievement of certain milestones. The acquisition will also be subject to other closing conditions, including the receipt of any required antitrust or other approvals.
     • Option agreement with P&G
     In connection with the formation of SPD in May 2007, we entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on the fourth anniversary date of the agreement, to require us to acquire all of P&G’s interest in SPD at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to SPD, to acquire all of our interest in SPD at fair market value. No gain on the proceeds that we received from P&G through the formation of SPD will be recognized in our financial statements until P&G’s option to require us to purchase its interest in SPD expires. If P&G chooses to exercise its option, the deferred gain carried on our books would be reversed in connection with the repurchase transaction. As of June 30, 2010, the deferred gain of $287.7 million is presented as a current liability on our accompanying consolidated balance sheet. As of December 31, 2009, the deferred gain of $288.7 million is presented as a long-term liability.
     • Put arrangement with minority shareholder in Standard Diagnostics
     We entered into a put arrangement as part of a shareholder agreement with respect to the common securities that represent the 21.25% non-controlling interest of a certain minority shareholder in Standard Diagnostics. This put arrangement is exercisable at KRW 40,000 per share by the counterparty upon the occurrence of certain events which are outside of our control. As a result, this non-controlling interest is classified as mezzanine equity on our accompanying consolidated balance sheet as of June 30, 2010. The redeemable non-controlling interest was recorded at its fair value of KRW 57.9 billion, or $49.2 million, as of the consummation of the transaction on

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
February 8, 2010. The redeemable put arrangement has an estimated redemption price of KRW 65.4 billion, or $53.7 million, as of June 30, 2010. The redeemable non-controlling interest will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable. In addition, if the put is exercised, we will incur a penalty in the amount of KRW 63.0 billion, or approximately $51.7 million at June 30, 2010, which will be accounted for as compensation expense at the time of exercise.
(18) Recent Accounting Pronouncements
Recently Issued Standards
     In April 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. ASU 2010-17 provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. ASU 2010-17 is limited to transactions involving milestones relating to research and development deliverables. ASU 2010-17 also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the potential impact of this standard.
     In April 2010, the FASB issued ASU No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades, or ASU 2010-13. ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early adoption permitted. We are currently evaluating the potential impact of this standard.
     In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Credit Derivatives, or ASU 2010-11. ASU 2010-11 clarifies that embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. ASU 2010-11 also provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations are subject to bifurcations and separate accounting. ASU 2010-11 is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The adoption of this standard will not have an impact on our financial position, results of operations or cash flows.
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

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
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
Recently Adopted Standards
     Effective January 1, 2010, we adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, or ASU 2010-06. A reporting entity should provide additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 fair value measurements. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on our financial position, results of operations or cash flows. The disclosures regarding Level 3 fair value measurements do not become effective until January 1, 2011 and, given such, we are currently evaluating the potential impact of this part of the update.
     Effective January 1, 2010, we adopted ASU No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force), or ASU 2010-01. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). Those distributions should be accounted for and included in earnings per share calculations. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
     Effective January 1, 2010, we adopted ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17. The amendments in this update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We evaluated our business relationships to identify potential variable interest entities and have concluded that consolidation of such entities is not required for the periods presented. On a quarterly basis, we will continue to reassess our involvement with variable interest entities.
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

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
on equity-classified share-lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering or other financing. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
(19) Equity Investments
     We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:
     (i) SPD
     In May 2007, we completed the formation of SPD, our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form SPD, we ceased to consolidate the operating results of our consumer diagnostics business related to SPD. We recorded earnings of $3.6 million and $7.2 million during the three and six months ended June 30, 2010, respectively, and we recorded earnings of $0.3 million and $2.4 million during the three and six months ended June 30, 2009, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods.
     (ii) TechLab
     In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. We recorded earnings of $0.5 million and $1.0 million during the three and six months ended June 30, 2010, respectively, and we recorded earnings of $0.6 million and $1.0 million during the three and six months ended June 30, 2009, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.
     Summarized financial information for the P&G joint venture and TechLab on a combined basis is as follows (in thousands):
Combined Condensed Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$53,608	$31,188	$114,862	$92,987

Gross profit	$33,730	$33,298	$69,842	$64,753

Net income after taxes	$8,276	$1,701	$16,674	$6,814

Combined Condensed Balance Sheets:

	June 30, 2010	December 31, 2009
Current assets	$74,872	$87,880
Non-current assets	25,309	26,881

Total assets	$100,181	$114,761

Current liabilities	$50,925	$61,959
Non-current liabilities	1,467	1,492

Total liabilities	$52,392	$63,451

(20) Discontinued Operations
     On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business for a purchase price of approximately $63.4 million in cash, subject to the finalization of a working capital adjustment. The sale included our entire private label and branded nutritionals

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment. We recognized a gain of approximately $19.6 million ($12.0 million, net of tax) in the first quarter of 2010. The results of the vitamins and nutritional supplements business, which represents our entire vitamins and nutritional supplements business segment, are included in income (loss) from discontinued operations, net of tax, for all periods presented. The net assets and net liabilities associated with the vitamins and nutritional supplements business were classified as assets held for sale and liabilities related to assets held for sale as of December 31, 2009.
     The following assets and liabilities have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated balance sheet as of December 31, 2009. The amounts presented below were adjusted to exclude cash, intercompany receivables and payables and certain assets and liabilities between the business held for sale and our company, which were excluded from the transaction (amounts in thousands).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenue	$—	$21,738	$4,362	$40,445

(Loss) income from discontinued operations before income taxes	$(162)	$(452)	$19,267	$(2,739)
(Benefit) provision for income taxes	$(127)	$(286)	$7,356	$(1,226)

(Loss) income from discontinued operations, net of taxes	$(35)	$(166)	$11,911	$(1,513)

(21) Guarantor Financial Information
     Our 9% senior subordinated notes due 2016, as well as our 7.875% senior notes due 2016, are guaranteed by certain of our consolidated subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of June 30, 2010 and December 31, 2009, the statements of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009 for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.
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

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$199,558	$176,021	$(25,564)	$350,015
Services revenue	—	153,386	13,479	—	166,865

Net product sales and services revenue	—	352,944	189,500	(25,564)	516,880
License and royalty revenue	—	2,762	4,870	(1,552)	6,080

Net revenue	—	355,706	194,370	(27,116)	522,960

Cost of net product sales	3,604	91,238	97,434	(25,540)	166,736
Cost of services revenue	754	75,025	6,645	—	82,424

Cost of net product sales and services revenue	4,358	166,263	104,079	(25,540)	249,160
Cost of license and royalty revenue	—	5	3,349	(1,552)	1,802

Cost of net revenue	4,358	166,268	107,428	(27,092)	250,962

Gross profit	(4,358)	189,438	86,942	(24)	271,998

Operating expenses:
Research and development	6,523	16,296	9,941	—	32,760
Sales and marketing	5,310	73,131	45,378	—	123,819
General and administrative	11,016	55,279	27,066	—	93,361

Total operating expense	22,849	144,706	82,385	—	249,940

Operating (loss) income	(27,207)	44,732	4,557	(24)	22,058
Interest expense, including amortization of original issue discounts and deferred financing costs	(32,727)	(19,064)	(2,464)	20,649	(33,606)
Other income (expense), net	19,565	(2,267)	7,463	(20,649)	4,112

(Loss) income from continuing operations before (benefit) provision for income taxes	(40,369)	23,401	9,556	(24)	(7,436)
(Benefit) provision for income taxes	(30,826)	9,788	6,474	13,321	(1,243)

(Loss) income from continuing operations before equity earnings of unconsolidated entities, net of tax	(9,543)	13,613	3,082	(13,345)	(6,193)
Equity in earnings of subsidiaries, net of tax	6,928	—	—	(6,928)	—
Equity earnings of unconsolidated entities, net of tax	449	—	3,784	(16)	4,217

(Loss) income from continuing operations	(2,166)	13,613	6,866	(20,289)	(1,976)
Income (loss) from discontinued operations, net of tax	155	(270)	(47)	127	(35)

Net (loss) income	(2,011)	13,343	6,819	(20,162)	(2,011)
Less: Net income attributable to non-controlling interests	—	—	343	—	343

Net (loss) income attributable to Alere Inc. and Subsidiaries	(2,011)	13,343	6,476	(20,162)	(2,354)
Preferred stock dividends	(5,984)	—	—	—	(5,984)

Net (loss) income available to common stockholders	$(7,995)	$13,343	$6,476	$(20,162)	$(8,338)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$204,761	$129,691	$(24,948)	$309,504
Services revenue	—	123,485	1,983	—	125,468

Net product sales and services revenue	—	328,246	131,674	(24,948)	434,972
License and royalty revenue	—	2,632	3,148	(2,100)	3,680

Net revenue	—	330,878	134,822	(27,048)	438,652

Cost of net product sales	795	90,880	75,236	(24,089)	142,822
Cost of services revenue	45	55,125	787	—	55,957

Cost of net product sales and services revenue	840	146,005	76,023	(24,089)	198,779
Cost of license and royalty revenue	—	5	4,072	(2,100)	1,977

Cost of net revenue	840	146,010	80,095	(26,189)	200,756

Gross profit	(840)	184,868	54,727	(859)	237,896

Operating expenses:
Research and development	6,398	13,490	6,151	—	26,039
Sales and marketing	(10,547)	87,554	25,198	—	102,205
General and administrative	6,636	55,548	19,423	775	82,382

Total operating expense	2,487	156,592	50,772	775	210,626

Operating (loss) income	(3,327)	28,276	3,955	(1,634)	27,270
Interest expense, including amortization of original issue discounts and deferred financing costs	(22,374)	(9,984)	(3,231)	11,949	(23,640)
Other income (expense), net	10,704	14	3,775	(11,949)	2,544

(Loss) income from continuing operations before (benefit) provision for income taxes	(14,997)	18,306	4,499	(1,634)	6,174
(Benefit) provision for income taxes	(3,747)	1,176	3,895	947	2,271

(Loss) income from continuing operations before equity earnings of unconsolidated entities, net of tax	(11,250)	17,130	604	(2,581)	3,903
Equity in earnings of subsidiaries, net of tax	15,353	—	—	(15,353)	—
Equity earnings of unconsolidated entities, net of tax	617	—	409	(43)	983

Income (loss) from continuing operations	4,720	17,130	1,013	(17,977)	4,886
(Loss) income from discontinued operations, net of tax	—	(425)	259	—	(166)

Net income (loss)	4,720	16,705	1,272	(17,977)	4,720
Less: Net income attributable to non-controlling interests	—	—	224	—	224

Net income (loss) attributable to Alere Inc. and Subsidiaries	4,720	16,705	1,048	(17,977)	4,496
Preferred stock dividends	(5,693)	—	—	—	(5,693)

Net (loss) income available to common stockholders	$(973)	$16,705	$1,048	$(17,977)	$(1,197)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$404,057	$350,900	$(54,841)	$700,116
Services revenue	—	300,739	25,430	—	326,169

Net product sales and services revenue	—	704,796	376,330	(54,841)	1,026,285
License and royalty revenue	—	4,324	10,097	(2,492)	11,929

Net revenue	—	709,120	386,427	(57,333)	1,038,214

Cost of net product sales	7,467	185,725	191,585	(54,336)	330,441
Cost of services revenue	1,473	145,991	10,745	—	158,209

Cost of net product sales and services revenue	8,940	331,716	202,330	(54,336)	488,650
Cost of license and royalty revenue	—	10	6,091	(2,492)	3,609

Cost of net revenue	8,940	331,726	208,421	(56,828)	492,259

Gross profit	(8,940)	377,394	178,006	(505)	545,955

Operating expenses:
Research and development	13,839	31,793	18,121	—	63,753
Sales and marketing	10,167	146,711	86,532	—	243,410
General and administrative	22,737	116,642	48,645	—	188,024

Total operating expense	46,743	295,146	153,298	—	495,187

Operating (loss) income	(55,683)	82,248	24,708	(505)	50,768
Interest expense, including amortization of original issue discounts and deferred financing costs	(64,925)	(38,276)	(5,001)	41,461	(66,741)
Other income (expense), net	39,789	(675)	9,503	(41,461)	7,156

(Loss) income from continuing operations before (benefit) provision for income taxes	(80,819)	43,297	29,210	(505)	(8,817)
(Benefit) provision for income taxes	(29,479)	20,217	13,650	(5,185)	(797)

(Loss) income from continuing operations before equity earnings of unconsolidated entities, net of tax	(51,340)	23,080	15,560	4,680	(8,020)
Equity in earnings of subsidiaries, net of tax	60,686	—	—	(60,686)	—
Equity earnings of unconsolidated entities, net of tax	1,008	—	7,301	(52)	8,257

Income (loss) from continuing operations	10,354	23,080	22,861	(56,058)	237
Income (loss) from discontinued operations, net of tax	1,794	16,026	1,446	(7,355)	11,911

Net income (loss)	12,148	39,106	24,307	(63,413)	12,148
Less: Net loss attributable to non-controlling interests	—	—	(327)	—	(327)

Net income (loss) attributable to Alere Inc. and Subsidiaries	12,148	39,106	24,634	(63,413)	12,475
Preferred stock dividends	(11,837)	—	—	—	(11,837)

Net income (loss) available to common stockholders	$311	$39,106	$24,634	$(63,413)	$638

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$407,189	$250,140	$(55,468)	$601,861
Services revenue	—	245,835	3,369	—	249,204

Net product sales and services revenue	—	653,024	253,509	(55,468)	851,065
License and royalty revenue	—	5,247	11,693	(4,200)	12,740

Net revenue	—	658,271	265,202	(59,668)	863,805

Cost of net product sales	1,513	230,574	141,241	(96,189)	277,139
Cost of services revenue	93	109,524	1,297	—	110,914

Cost of net product sales and services revenue	1,606	340,098	142,538	(96,189)	388,053
Cost of license and royalty revenue	—	(37)	7,643	(4,200)	3,406

Cost of net revenue	1,606	340,061	150,181	(100,389)	391,459

Gross profit	(1,606)	318,210	115,021	40,721	472,346

Operating expenses:
Research and development	12,226	28,676	12,189	—	53,091
Sales and marketing	2,340	150,158	48,102	—	200,600
General and administrative	25,640	101,435	33,855	—	160,930

Total operating expense	40,206	280,269	94,146	—	414,621

Operating (loss) income	(41,812)	37,941	20,875	40,721	57,725
Interest expense, including amortization of original issue discounts and deferred financing costs	(39,490)	(20,070)	(6,014)	24,062	(41,512)
Other income (expense), net	22,426	(1,603)	3,070	(24,062)	(169)

(Loss) income from continuing operations before (benefit) provision for income taxes	(58,876)	16,268	17,931	40,721	16,044
(Benefit) provision for income taxes	(17,514)	26,951	7,010	(9,547)	6,900

(Loss) income from continuing operations before equity earnings of unconsolidated entities, net of tax	(41,362)	(10,683)	10,921	50,268	9,144
Equity in earnings of subsidiaries, net of tax	51,391	—	—	(51,391)	—
Equity earnings of unconsolidated entities, net of tax	1,082	—	2,476	(78)	3,480

Income (loss) from continuing operations	11,111	(10,683)	13,397	(1,201)	12,624
(Loss) income from discontinued operations, net of tax	—	(1,667)	154	—	(1,513)

Net income (loss)	11,111	(12,350)	13,551	(1,201)	11,111
Less: Net income attributable to non-controlling interests	—	—	324	—	324

Net income (loss) attributable to Alere Inc. and Subsidiaries	11,111	(12,350)	13,227	(1,201)	10,787
Preferred stock dividends	(11,213)	—	—	—	(11,213)

Net (loss) income available to common stockholders	$(102)	$(12,350)	$13,227	$(1,201)	$(426)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
June 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$40,261	$88,889	$136,893	$—	$266,043
Restricted cash	—	1,425	703	—	2,128
Marketable securities	—	765	2,581	—	3,346
Accounts receivable, net of allowances	—	186,701	171,953	—	358,654
Inventories, net	—	118,149	132,661	(6,998)	243,812
Deferred tax assets	36,907	27,947	1,832	(21,077)	45,609
Income tax receivable	—	2,662	5	—	2,667
Prepaid expenses and other current assets	7,497	18,749	39,876	—	66,122
Intercompany receivables	911,659	412,162	10,045	(1,333,866)	—

Total current assets	996,324	857,449	496,549	(1,361,941)	988,381
Property, plant and equipment, net	1,604	251,776	104,468	(5,558)	352,290
Goodwill	2,244,323	630,836	798,140	(4,554)	3,668,745
Other intangible assets with indefinite lives	700	21,120	41,571	—	63,391
Core technology and patents, net	21,171	300,882	139,894	—	461,947
Other intangible assets, net	119,371	795,871	351,279	—	1,266,521
Deferred financing costs, net, and other non-current assets	40,335	5,170	25,281	—	70,786
Investments in unconsolidated entities	1,788,816	2,601	37,616	(1,766,111)	62,922
Marketable securities	1,503	—	13,003	—	14,506
Deferred tax assets	—	—	37,701	(16,175)	21,526
Intercompany notes receivable	1,315,922	104,230	—	(1,420,152)	—

Total assets	$6,530,069	$2,969,935	$2,045,502	$(4,574,491)	$6,971,015

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$1,654	$4,250	$—	$15,654
Current portion of capital lease obligations	—	1,517	301	—	1,818
Accounts payable	4,411	49,529	53,236	—	107,176
Accrued expenses and other current liabilities	(148,775)	308,776	111,898	4,694	276,593
Payable to joint venture, net	—	(367)	2,173	—	1,806
Deferred gain on joint venture	16,332	—	271,410	—	287,742
Intercompany payables	388,011	281,271	664,584	(1,333,866)	—

Total current liabilities	269,729	642,380	1,107,852	(1,329,172)	690,789

Long-term liabilities:
Long-term debt, net of current portion	2,121,209	—	3,744	—	2,124,953
Capital lease obligations, net of current portion	—	1,184	229	—	1,413
Deferred tax liabilities	(34,282)	409,247	110,024	(39,683)	445,306
Other long-term liabilities	43,931	17,981	63,917	—	125,829
Intercompany notes payables	597,234	699,221	120,573	(1,417,028)	—

Total long-term liabilities	2,728,092	1,127,633	298,487	(1,456,711)	2,697,501

Redeemable non-controlling interest	—	—	49,331	—	49,331

Stockholders’ equity	3,532,248	1,199,922	588,686	(1,788,608)	3,532,248
Non-controlling interests	—	—	1,146	—	1,146

Equity	3,532,248	1,199,922	589,832	(1,788,608)	3,533,394

Total liabilities and equity	$6,530,069	$2,969,935	$2,045,502	$(4,574,491)	$6,971,015

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
December 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$294,137	$82,602	$116,034	$—	$492,773
Restricted cash	—	1,576	848	—	2,424
Marketable securities	—	947	—	—	947
Accounts receivable, net of allowances	—	188,355	166,098	—	354,453
Inventories, net	—	122,062	106,544	(7,067)	221,539
Deferred tax assets	36,907	27,947	1,638	—	66,492
Income tax receivable	—	1,107	—	—	1,107
Prepaid expenses and other current assets	8,160	25,077	39,838	—	73,075
Assets held for sale	—	53,545	603	—	54,148
Intercompany receivables	861,596	329,771	12,500	(1,203,867)	—

Total current assets	1,200,800	832,989	444,103	(1,210,934)	1,266,958
Property, plant and equipment, net	1,646	241,732	86,034	(5,024)	324,388
Goodwill	2,187,411	595,612	685,674	(5,339)	3,463,358
Other intangible assets with indefinite lives	700	21,120	21,824	—	43,644
Core technology and patents, net	23,242	319,047	79,430	—	421,719
Other intangible assets, net	79,609	866,104	318,995	—	1,264,708
Deferred financing costs, net, and other non-current assets	43,368	5,640	23,754	—	72,762
Investments in unconsolidated entities	1,560,458	367	38,443	(1,535,303)	63,965
Marketable securities	1,503	—	—	—	1,503
Deferred tax assets	—	—	20,987	—	20,987
Intercompany notes receivable	1,296,373	83,510	—	(1,379,883)	—

Total assets	$6,395,110	$2,966,121	$1,719,244	$(4,136,483)	$6,943,992

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$2,392	$6,828	$—	$18,970
Current portion of capital lease obligations	—	499	400	—	899
Accounts payable	2,580	63,204	60,538	—	126,322
Accrued expenses and other current liabilities	(128,488)	278,203	130,017	—	279,732
Payable to joint venture, net	—	(1,242)	1,775	—	533
Liabilities related to assets held for sale	—	11,556	2	—	11,558
Intercompany payables	306,869	275,316	621,683	(1,203,868)	—

Total current liabilities	190,711	629,928	821,243	(1,203,868)	438,014

Long-term liabilities:
Long-term debt, net of current portion	2,125,006	—	3,509	—	2,128,515
Capital lease obligations, net of current portion	—	698	242	—	940
Deferred tax liabilities	(35,999)	423,303	54,745	—	442,049
Deferred gain on joint venture	16,309	—	272,458	—	288,767
Other long-term liabilities	68,464	16,603	31,751	—	116,818
Intercompany notes payables	503,064	746,456	127,822	(1,377,342)	—

Total long-term liabilities	2,676,844	1,187,060	490,527	(1,377,342)	2,977,089

Stockholders’ equity	3,527,555	1,149,133	406,140	(1,555,273)	3,527,555
Non-controlling interests	—	—	1,334	—	1,334

Equity	3,527,555	1,149,133	407,474	(1,555,273)	3,528,889

Total liabilities and equity	$6,395,110	$2,966,121	$1,719,244	$(4,136,483)	$6,943,992

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$12,148	$39,106	$24,307	$(63,413)	$12,148
Income (loss) from discontinued operations, net of tax	1,794	16,026	1,446	(7,355)	11,911

Income (loss) from continuing operations	10,354	23,080	22,861	(56,058)	237
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(60,686)	—	—	60,686	—
Non-cash interest expense related to amortization of original issue discounts and write-off of deferred financing costs	6,079	—	1,156	—	7,235
Depreciation and amortization	17,272	114,503	52,959	(1,579)	183,155
Non-cash stock-based compensation expense	15,684	—	—	—	15,684
Impairment of inventory	—	65	575	—	640
Impairment of long-lived assets	—	651	(7)	—	644
Loss on sale of fixed assets	—	298	216	—	514
Equity earnings of unconsolidated entities, net of tax	(1,008)	—	(7,301)	52	(8,257)
Deferred income taxes	185	(14,051)	190	(9,306)	(22,982)
Other non-cash items	(8,255)	710	1,275	—	(6,270)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	11,358	7,274	—	18,632
Inventories, net	—	4,229	(18,778)	(102)	(14,651)
Prepaid expenses and other current assets	693	3,790	(2,594)	—	1,889
Accounts payable	1,831	(13,259)	(14,697)	—	(26,125)
Accrued expenses and other current liabilities	(39,561)	32,635	(12,437)	4,194	(15,169)
Other non-current liabilities	82	(160)	(175)	—	(253)
Intercompany (receivable) payable	(86,891)	(150,025)	236,916	—	—

Net cash (used in) provided by continuing operations	(144,221)	13,824	267,433	(2,113)	134,923
Net cash used in discontinued operations	—	(1,081)	—	—	(1,081)

Net cash (used in) provided by operating activities	(144,221)	12,743	267,433	(2,113)	133,842

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(29)	(30,342)	(13,518)	2,113	(41,776)
Proceeds from sale of property, plant and equipment	—	2	380	—	382
Cash paid for acquisitions and transaction costs, net of cash acquired	(116,716)	(36,122)	(224,287)	—	(377,125)
Net cash (paid) received from equity method investments	(644)	44	6,933	—	6,333
Increase in other assets	—	(288)	(1,155)	—	(1,443)

Net cash (used in) provided by continuing operations	(117,389)	(66,706)	(231,647)	2,113	(413,629)
Net cash provided by discontinued operations	—	61,446	2,000	—	63,446

Net cash (used in) provided by investing activities	(117,389)	(5,260)	(229,647)	2,113	(350,183)

Cash Flows from Financing Activities:
(Increase) decrease in restricted cash	—	(10)	52	—	42
Cash paid for financing costs	(1,491)	—	—	—	(1,491)
Proceeds from issuance of common stock, net of issuance costs	12,957	—	—	—	12,957
Repayment on long-term debt	(4,875)	—	—	—	(4,875)
Net repayments from revolving lines-of-credit	—	(509)	(3,187)	—	(3,696)
Excess tax benefit on exercised stock options	1,218	—	—	—	1,218
Principal payments of capital lease obligations	—	(677)	(298)	—	(975)
Other	(75)	—	—	—	(75)

Net cash provided by (used in) continuing operations	7,734	(1,196)	(3,433)	—	3,105
Net cash provided by discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	7,734	(1,196)	(3,433)	—	3,105

Foreign exchange effect on cash and cash equivalents	—	—	(13,494)	—	(13,494)

Net (decrease) increase in cash and cash equivalents	(253,876)	6,287	20,859	—	(226,730)
Cash and cash equivalents, beginning of period	294,137	82,602	116,034	—	492,773

Cash and cash equivalents, end of period	$40,261	$88,889	$136,893	$—	$266,043

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$11,111	$(12,350)	$13,551	$(1,201)	$11,111
(Loss) income from discontinued operations, net of tax	—	(1,667)	154	—	(1,513)

Income (loss) from continuing operations	11,111	(10,683)	13,397	(1,201)	12,624
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(51,391)	—	—	51,391	—
Non-cash interest expense related to amortization of original issue discounts and write-off of deferred financing costs	3,377	—	176	—	3,553
Depreciation and amortization	2,101	121,761	20,845	(169)	144,538
Non-cash stock-based compensation expense	12,485	—	—	—	12,485
Impairment of inventory	—	224	—	—	224
Impairment of long-lived assets	—	1,959	1,191	—	3,150
Loss on sale of fixed assets	4	340	22	—	366
Equity earnings of unconsolidated entities, net of tax	(1,083)	—	(2,476)	79	(3,480)
Deferred income taxes	—	(9,986)	(669)	1,474	(9,181)
Other non-cash items	2,722	1,050	—	—	3,772
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	12,343	(14,714)	—	(2,371)
Inventories, net	—	41,401	(5,581)	(42,414)	(6,594)
Prepaid expenses and other current assets	1,602	5,347	1,585	—	8,534
Accounts payable	(60)	2,286	11,021	—	13,247
Accrued expenses and other current liabilities	(22,226)	24,194	3,911	(11,021)	(5,142)
Other non-current liabilities	618	260	637	—	1,515
Intercompany (receivable) payable	(81,649)	(158,123)	240,084	(312)	—

Net cash (used in) provided by continuing operations	(122,389)	32,373	269,429	(2,173)	177,240
Net cash provided by (used in) discontinued operations	—	3,176	(153)	—	3,023

Net cash (used in) provided by operating activities	(122,389)	35,549	269,276	(2,173)	180,263

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(142)	(34,972)	(16,874)	1,862	(50,126)
Proceeds from sale of property, plant and equipment	—	239	381	—	620
Cash received (paid) for acquisitions and transaction costs, net of cash acquired	—	6,613	(106,411)	—	(99,798)
Net cash received from equity method investments	490	—	10,965	—	11,455
Increase in other assets	—	(606)	(3,071)	—	(3,677)

Net cash provided by (used in) continuing operations	348	(28,726)	(115,010)	1,862	(141,526)
Net cash used in discontinued operations	—	(111)	—	—	(111)

Net cash provided by (used in) investing activities	348	(28,837)	(115,010)	1,862	(141,637)

Cash Flows from Financing Activities:
Increase in restricted cash	—	(267)	(139,880)	—	(140,147)
Cash paid for financing costs	(10,839)	—	—	—	(10,839)
Proceeds from issuance of common stock, net of issuance costs	8,572	—	—	—	8,572
Proceeds on long-term debt	387,460	—	—	—	387,460
Repayment on long-term debt	(4,875)	(877)	—	—	(5,752)
Net repayments from revolving lines-of-credit	—	(900)	(2,069)	—	(2,969)
Excess tax benefit on exercised stock options	2,055	—	—	—	2,055
Principal payments of capital lease obligations	—	(166)	(122)	—	(288)
Other	(75)	—	—	—	(75)

Net cash provided by (used in) continuing operations	382,298	(2,210)	(142,071)	—	238,017
Net cash used in discontinued operations	—	(6)	—	—	(6)

Net cash provided by (used in) financing activities	382,298	(2,216)	(142,071)	—	238,011

Foreign exchange effect on cash and cash equivalents	3,089	97	2,560	311	6,057

Net increase in cash and cash equivalents	263,346	4,593	14,755	—	282,694
Cash and cash equivalents, beginning of period	1,743	69,798	69,783	—	141,324

Cash and cash equivalents, end of period	$265,089	$74,391	$84,538	$—	$424,018

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements in this item include, without limitation, statements regarding anticipated expansion and growth in certain of our product and service offerings; the development and introduction of new technologies and products; the potential impact of these technologies and products under development; our expectations with respect to Apollo, our new integrated health management technology platform; our ability to accelerate adoption of our health management services; and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.
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
     Through our February 2010 acquisition of Kroll Laboratory Specialists, Inc., which we have since renamed Alere Toxicology Services, or ATS, we continued to expand the range of drugs of abuse testing products and services that we can offer the government, employers, health plans and healthcare professionals. ATS’ laboratories, which are certified by the U.S. Substance Abuse and Mental Health Services Administration, or SAMHSA, allow us to reach the growing U.S. regulated drugs of abuse testing market. Our acquisition of a majority interest in Standard Diagnostics, Inc., or Standard Diagnostics, during the first quarter of 2010 brought us a comprehensive range of rapid diagnostic products, with particular strength in the infectious disease category.
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
     As a global, leading supplier of near-patient monitoring tools, as well as value-added healthcare services, we are well positioned to improve care and lower healthcare costs for both providers and patients. Our rapidly growing home coagulation monitoring business, which supports doctors’ and patients’ efforts to monitor warfarin therapy using our INRatio blood coagulation monitoring system, represents an early example of the convergence of diagnostic devices with health management services. Our new innovative, integrated health management software system, called Apollo, which we began to make available to customers on January 1, 2010, is also aimed at improving the integration and quality of distributed care services. Using a sophisticated data engine for acquiring and analyzing information, combined with a state-of-the-art solution for communicating with individuals and their health partners, we expect Apollo to benefit healthcare providers, health insurers and patients alike by enabling more efficient and effective health management programs. Our acquisition of RMD Networks, Inc., or RMD, in January 2010 has added a physician portal which we hope will accelerate provider adoption of our services.
     Net revenue increased by $84.3 million, or 19%, to $523.0 million for the three months ended June 30, 2010, from $438.7 million for the three months ended June 30, 2009. Net revenue increased primarily as a result of our health management and professional diagnostics-related acquisitions which contributed $103.0 million of the increase. Offsetting the increased net revenue contributed by acquisitions was a decrease in North American flu-

related net product sales during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Net product sales from our North American flu sales declined approximately $13.9 million, comparing the three months ended June 30, 2010 to the three months ended June 30, 2009, as a result of unusually strong flu sales during the three months ended June 30, 2009 caused by the H1N1 flu outbreak. Additionally, net revenue in our health management segment, excluding net revenue contributed by our health management acquisitions completed after June 30, 2009, was adversely impacted as a result of the increasing competitive environment, particularly in the less differentiated services.
     Net revenue increased by $174.4 million, or 20%, to $1.0 billion for the six months ended June 30, 2010, from $863.8 million for the six months ended June 30, 2009. Net revenue increased primarily as a result of our health management and professional diagnostics-related acquisitions, which contributed $197.7 million of the increase. Offsetting the increased net revenue contributed by acquisitions was a decrease in North American flu-related net product sales during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. Net product sales from our North American flu sales declined approximately $18.1 million, comparing the six months ended June 30, 2010 to the six months ended June 30, 2009, as a result of a weaker than normal flu season and unusually strong flu sales during the six months ended June 30, 2009 caused by the H1N1 flu outbreak. Additionally, net revenue in our health management segment, excluding net revenue contributed by our health management acquisitions completed after June 30, 2009, was adversely impacted as a result of the increasing competitive environment, particularly in the less differentiated services.
     For the three and six months ended June 30, 2010, we generated a net loss available to common stockholders of $8.3 million and net income available to common stockholders of $0.6 million, respectively, compared to a net loss available to common stockholders of $1.2 million and $0.4 million for the three and six months ended June 30, 2009, respectively.
Results of Operations
     The following discussions of our results of continuing operations exclude the results related to the vitamins and nutritional supplements business segment, which was previously presented as a separate operating segment prior to its divestiture in January 2010. The vitamins and nutritionals supplements business segment has been segregated from continuing operations and reflected as discontinued operations for all periods presented. See “Discontinued Operations” below. Results excluding the impact of currency translation are calculated on the basis of local currency results, using foreign currency exchange rates applicable to the earlier comparative period. We believe presenting information using the same foreign currency exchange rates helps investors isolate the impact of changes in those rates from other trends. Our results of operations were as follows:
     Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue increased by $81.9 million, or 19%, to $516.9 million for the three months ended June 30, 2010, from $435.0 million for the three months ended June 30, 2009. The effects of foreign currency translation had an immaterial impact on net products sales and services revenue for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Total net product sales and services revenue increased by $175.2 million, or 21%, to $1.0 billion for the six months ended June 30, 2010, from $851.1 million for the six months ended June 30, 2009. Excluding the impact of currency translation, net product sales and services revenue for the six months ended June 30, 2010 increased by $166.2 million, or 20%, compared to the six months ended June 30, 2009. Net product sales and services revenue by business segment for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Professional diagnostics	$343,630	$280,475	23%	$679,833	$541,913	25%
Health management	149,757	122,511	22%	298,289	244,678	22%
Consumer diagnostics	23,493	31,986	(27)%	48,163	64,474	(25)%

Total net product sales and services revenue	$516,880	$434,972	19%	$1,026,285	$851,065	21%

Professional Diagnostics
     Net product sales and services revenue from our professional diagnostics business segment increased by $63.2 million, or 23%, comparing the three months ended June 30, 2010 to the three months ended June 30, 2009. Net product sales and services revenue increased primarily as a result of our acquisitions of: (i) the ACON Second Territory Business, in April 2009, which contributed $4.8 million of net product sales and services revenue in excess of those earned in the prior year’s comparative period, (ii) Concateno plc, or Concateno, in August 2009, which contributed $19.7 million of net product sales and services revenue, (iii) Standard Diagnostics, in the first quarter of 2010, which contributed $20.7 million of net product sales and services revenue, (iv) the ATS business, in February 2010, which contributed $9.5 million of net product sales and services revenue and (v) various less significant acquisitions, which contributed an aggregate of $7.8 million of such increase. Offsetting the increased net product sales and services revenue contributed by acquisitions was a decrease in North American flu-related net product sales during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Net product sales from our North American flu sales declined approximately $14.0 million, comparing the three months ended June 30, 2010 to the three months ended June 30, 2009, as a result of unusually strong flu sales during the three months ended June 30, 2009 caused by the H1N1 flu outbreak. The effects of foreign currency translation had an immaterial impact on our professional diagnostics net products sales and services revenue for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Excluding the impact of the decrease in flu-related sales during the comparable periods, the adjusted organic growth for our professional diagnostics net product sales and services revenue was 6%.
     Net product sales and services revenue from our professional diagnostics business segment increased by $137.9 million, or 25%, comparing the six months ended June 30, 2010 to the six months ended June 30, 2009. Net product sales and services revenue increased primarily as a result of our acquisitions of: (i) the ACON Second Territory Business, in April 2009, which contributed $15.1 million of net product sales and services revenue in excess of those earned in the prior year’s comparative period, (ii) Concateno, in August 2009, which contributed $40.2 million of net product sales and services revenue, (iii) Standard Diagnostics, in the first quarter of 2010, which contributed $32.0 million of net product sales and services revenue, (iv) the ATS business, in February 2010, which contributed $14.2 million of net product sales and services revenue and (v) various less significant acquisitions, which contributed an aggregate of $14.7 million of such increase. Offsetting the increased net product sales and services revenue contributed by acquisitions was a decrease in North American flu-related net product sales during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009. Net product sales from our North American flu sales declined approximately $18.1 million, comparing the six months ended June 30, 2010 to the six months ended June 30, 2009, as a result of a weaker than normal flu season in 2010 and unusually strong flu sales during the six months ended June 30, 2009 caused by the H1N1 flu outbreak. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $129.2 million, or 24%, comparing the six months ended June 30, 2010 to the six months ended June 30, 2009. Excluding the decrease in flu-related sales during the comparable periods, organic growth for our professional diagnostics net product sales and services revenue was 8%. Excluding the impact of currency translation and the decrease in flu-related sales during the comparable periods, organic growth for our professional diagnostics net product sales and services revenue was 6%.
Health Management
     Our health management net product sales and services revenue increased by $27.2 million, or 22%, comparing the three months ended June 30, 2010 to the three months ended June 30, 2009. Of the increase, net product sales and services revenue increased primarily as a result of our acquisitions of: (i) Free & Clear, Inc., or Free & Clear, in September 2009, which contributed $18.4 million of net products sales and services revenue, (ii) Tapestry Medical, Inc., or Tapestry, in November 2009, which contributed $12.8 million of net product sales and services revenue (which includes revenue transferred to Tapestry from our Quality Assured Services, Inc., or QAS, subsidiary), (iii) CVS Caremark’s Accordant Common disease management program, or Accordant, in September 2009, which contributed $6.6 million of net product sales and services revenue and (iv) various less significant acquisitions, which contributed an aggregate of $2.1 million of such increase. Net product sales and services revenue in our health management segment, excluding the impact of these acquisitions, was adversely impacted by the increasing competitive environment, particularly in the less differentiated services.
     Our health management net product sales and services revenue increased by $53.6 million, or 22%, comparing the six months ended June 30, 2010 to the six months ended June 30, 2009. Of the increase, net product sales and services revenue increased primarily as a result of our acquisitions of: (i) Free & Clear, in September 2009, which contributed $37.1 million of net products sales and services revenue, (ii) Tapestry, in November 2009, which contributed $26.1 million of net product sales and services revenue (which includes revenue transferred to Tapestry from our QAS subsidiary), (iii) Accordant, in September 2009, which contributed $13.1 million of net product sales and services revenue and (iv) various less significant acquisitions, which contributed an aggregate of $3.8 million of such increase. Net product sales and services revenue in our health management segment, excluding the impact of these acquisitions, was adversely impacted by the increasing competitive environment, particularly in the less differentiated services.
Consumer Diagnostics
     Net product sales and services revenue from our consumer diagnostics business segment decreased by $8.5 million, or 27%, comparing the three months ended June 30, 2010 to the three months ended June 30, 2009. Net product sales and services revenue from our consumer diagnostics business segment decreased by $16.3 million, or 25%, comparing the six months ended June 30, 2010 to the six months ended June 30, 2009. The decrease during the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, was primarily driven by a decrease of approximately $7.3 million and $14.6 million, respectively, of manufacturing revenue associated with our manufacturing agreement with our 50/50 joint venture with P&G, or SPD, whereby we manufacture and sell consumer diagnostic products to SPD. Our manufacturing revenue is generated on a cost-plus basis. Manufacturing revenue has been adversely impacted as a result of transitioning the manufacturing of our consumer diagnostic related products to some of our lower cost facilities. Net product sales by SPD were $48.4 million and $104.3 million during the three and six months ended June 30, 2010, respectively, as compared to $53.4 million and $102.0 million during the three and six months ended June 30, 2009.
     License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by approximately $2.4 million, or 65%, to $6.1 million for the three months ended June 30, 2010, from $3.7 million for the three months ended June 30, 2009. The increase in license and royalty revenue during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was largely attributed to an increase in royalty payments received from Quidel Corporation, or Quidel, under existing licensing agreements, as well as approximately $0.5 million in royalty payments received as a result of acquisitions. License and royalty revenue decreased by approximately $0.8 million, or 6%, to $11.9 million for the six months ended June 30, 2010, from $12.7 million for the six months ended June 30, 2009. The decrease in license and royalty revenue during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, was largely attributed to a $5.0 million royalty received in connection with a license arrangement in the field of animal health diagnostics during the six months ended June 30, 2009. Partially offsetting this decrease during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, was an increase of approximately $1.2 million in royalty payments received from Quidel under existing licensing agreements as well as approximately $1.0 million in royalty payments received as a result of acquisitions.
     Gross Profit and Margin. Gross profit increased by $34.1 million, or 14%, to $272.0 million for the three months ended June 30, 2010, from $237.9 million for the three months ended June 30, 2009. Gross profit increased by $73.6 million, or 16%, to $546.0 million for the six months ended June 30, 2010, from $472.3 million for the six months ended June 30, 2009.
     The increase in gross profit during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was largely attributed to the increase in net product sales and services revenue resulting from acquisitions and organic growth from our professional diagnostics business segment. Cost of net revenue during the three and six months ended June 30, 2010 included amortization of $2.8 million and $5.6 million, respectively, relating to the write-up of inventory to fair value in connection with the acquisition of Standard Diagnostics during the first quarter of 2010.
     Cost of net revenue included amortization expense of $15.7 million and $10.2 million for the three months ended June 30, 2010 and June 30, 2009, respectively, and $30.6 million and $20.2 million for the six months ended June 30, 2010 and June 30, 2009, respectively.
     Overall gross margin was 52% and 53% for the three and six months ended June 30, 2010, respectively, compared to 54% and 55% for the three and six months ended June 30, 2009, respectively.

     Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from total net product sales and services revenue increased by $31.5 million, or 13%, to $267.7 million for the three months ended June 30, 2010, from $236.2 million for the three months ended June 30, 2009. Gross profit from total net product sales and services revenue increased by $74.6 million, or 16%, to $537.6 million for the six months ended June 30, 2010, from $463.0 million for the six months ended June 30, 2009. Gross profit from net product sales and services revenue by business segment for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2010	2009	Change	2010	2009	Change
Professional diagnostics	$184,683	$163,479	13%	$375,557	$318,964	18%
Health management	77,086	66,829	15%	150,922	134,489	12%
Consumer diagnostics	5,951	5,885	1%	11,156	9,559	17%

Total gross profit from net product sales and services revenue	$267,720	$236,193	13%	$537,635	$463,012	16%

Professional Diagnostics
     Gross profit from net product sales and services revenue from our professional diagnostics business segment increased by $21.2 million, or 13%, to $184.7 million during the three months ended June 30, 2010, compared to $163.5 million for the three months ended June 30, 2009, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above. Reducing gross profit for the three months ended June 30, 2010 was amortization of $2.8 million relating to the write-up of inventory to fair value in connection with the acquisition of Standard Diagnostics during the first quarter of 2010.
     Gross profit from net product sales and services revenue from our professional diagnostics business segment increased by $56.6 million, or 18%, to $375.6 million during the six months ended June 30, 2010, compared to $319.0 million for the six months ended June 30, 2009, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above. Reducing gross profit for the six months ended June 30, 2010 was amortization of $5.6 million relating to the write-up of inventory to fair value in connection with the acquisition of Standard Diagnostics during the first quarter of 2010
     As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2010 was 54% and 55%, respectively, compared to 58% and 59% for the three and six months ended June 30, 2009, respectively. The inventory write-up noted above, coupled with higher revenue from our recently acquired drugs of abuse businesses, which contribute lower than segment average gross margins, and a decrease in North American flu-related net product sales, which contribute higher than segment average gross margin, contributed to the decrease in gross margin percentage for the three and six months ended June 30, 2010, compared to the three and six months ended June 30, 2009.
Health Management
     Gross profit from net product sales and services revenue from our health management business segment increased by $10.3 million, or 15%, to $77.1 million during the three months ended June 30, 2010, compared to $66.8 million during the three months ended June 30, 2009. Gross profit from net product sales and services revenue from our health management business segment increased by $16.4 million, or 12%, to $150.9 million during the six months ended June 30, 2010 compared to $134.5 million during the six months ended June 30, 2009. The increase in gross profit for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, was largely attributed to gross margins earned on revenue from recent acquisitions, as discussed above
     As a percentage of our health management net product sales and services revenue, gross margin for both the three and six months ended June 30, 2010 was 51%, compared to 55% for both the three and six months ended June 30, 2009, respectively. The lower margin percentage earned during both the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, is a result of the increasing competitive environment for the health management segment, particularly in the less differentiated services.

Consumer Diagnostics
     Gross profit from net product sales and services revenue from our consumer diagnostics business segment increased by $0.1 million, or 1%, to $6.0 million for the three months ended June 30, 2010, compared to $5.9 million for the three months ended June 30, 2009. Gross profit from net product sales and services revenue from our consumer diagnostics business segment increased by $1.6 million, or 17%, to $11.2 million for the six months ended June 30, 2010, compared to $9.6 million for the six months ended June 30, 2009.
     As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2010 was 25% and 23%, respectively, compared to 18% and 15% for the three and six months ended June 30, 2009, respectively.
     Research and Development Expense. Research and development expense increased by $6.7 million, or 26%, to $32.8 million for the three months ended June 30, 2010, from $26.0 million for the three months ended June 30, 2009. Research and development expense increased by $10.7 million, or 20%, to $63.8 million for the six months ended June 30, 2010, from $53.1 million for the six months ended June 30, 2009.
     Research and development expense as a percentage of net revenue was 6% for both the three and six months ended June 30, 2010 and 2009.
     Sales and Marketing Expense. Sales and marketing expense increased by $21.6 million, or 21%, to $123.8 million for the three months ended June 30, 2010, from $102.2 million for the three months ended June 30, 2009. The increase in sales and marketing expense partially relates to additional spending related to newly-acquired businesses. Amortization expense of $52.4 million and $43.9 million was included in sales and marketing expense for the three months ended June 30, 2010 and 2009, respectively.
     Sales and marketing expense increased by $42.8 million, or 21%, to $243.4 million for the six months ended June 30, 2010, from $200.6 million for the six months ended June 30, 2009. The increase in sales and marketing expense partially relates to additional spending related to newly-acquired businesses. Amortization expense of $103.2 million and $85.3 million was included in sales and marketing expense for the six months ended June 30, 2010 and 2009, respectively.
     Sales and marketing expense as a percentage of net revenue was 24% and 23% for the three and six months ended June 30, 2010, respectively, compared to 23% for both the three and six months ended June 30, 2009.
     General and Administrative Expense. General and administrative expense increased by approximately $11.0 million, or 13%, to $93.4 million for the three months ended June 30, 2010, from $82.4 million for the three months ended June 30, 2009. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. Partially offsetting the increase in spending related to newly-acquired businesses was $3.8 million of income recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations. Amortization expense of $4.6 million and $5.5 million was included in general and administrative expense for the three months ended June 30, 2010 and 2009, respectively.
     General and administrative expense increased by approximately $27.1 million, or 17%, to $188.0 million for the six months ended June 30, 2010, from $160.9 million for the six months ended June 30, 2009. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. Partially offsetting the increase in spending related to newly-acquired businesses was $6.9 million of income recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations. Amortization expense of $9.6 million and $11.6 million was included in general and administrative expense for the six months ended June 30, 2010 and 2009, respectively.
     General and administrative expense as a percentage of net revenue was 18% for both the three and six months ended June 30, 2010, compared to 19% for both the three and six months ended June 30, 2009.

     Interest Expense. Interest expense includes interest charges, amortization of deferred financing costs and amortization of original issue discounts associated with certain debt issuances. Interest expense increased by $10.0 million, or 42%, to $33.6 million for the three months ended June 30, 2010, from $23.6 million for the three months ended June 30, 2009. Such increase was principally due to additional interest expense incurred on our 9% subordinated notes and 7.875% senior notes, totaling $15.2 million and $5.2 million for the three months ended June 30, 2010 and 2009, respectively.
     Interest expense increased by $25.2 million, or 61%, to $66.7 million for the six months ended June 30, 2010, from $41.5 million for the six months ended June 30, 2009. Such increase was principally due to additional interest expense incurred on our 9% subordinated notes and 7.875% senior notes, totaling $30.1 million and $5.2 million for the six months ended June 30, 2010 and 2009, respectively.
     Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change
Interest income	$582	$636	$(54)	$937	$923	$14
Foreign exchange gains (losses), net	3,604	1,400	2,204	3,383	(1,630)	5,013
Other	(74)	508	(582)	2,836	538	2,298

Total other income (expense), net	$4,112	$2,544	$1,568	$7,156	$(169)	$7,325

     The increase in foreign exchange gains (losses), net for both the three and six months ended June 30, 2010, was primarily a result of realized and unrealized foreign exchange losses associated with changes in exchange rates. Other income of $2.8 million for the six months ended June 30, 2010, includes a $3.1 million net gain associated with legal settlements related to previously disclosed intellectual property litigation relating to our health management businesses, approximately $0.7 million of income associated with a settlement of prior years’ royalties during 2010, partially offset by a charge related to an accounts receivable reserve for a prior year’s sale.
     (Benefit) Provision for Income Taxes. The (benefit) provision for income taxes decreased by $3.5 million, to a $1.2 million benefit for the three months ended June 30, 2010, from a $2.3 million provision for the three months ended June 30, 2009. The (benefit) provision for income taxes decreased by $7.7 million, to a $0.8 million benefit for the six months ended June 30, 2010, from a $6.9 million provision for the six months ended June 30, 2009. The effective tax rate was 17% and 9% for the three and six months ended June 30, 2010, compared to 36% and 44% for the three and six months ended June 30, 2009. The income tax provision for the three and six months ended June 30, 2010 and 2009 relates to federal, foreign and state income tax provisions. The income tax provision decrease for the three and six months ended June 30, 2010 is primarily due to an increase in foreign lower-taxed earnings during the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009.
     Equity Earnings in Unconsolidated Entities, Net of Tax. Equity earnings in unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings in unconsolidated entities, net of tax for the three and six months ended June 30, 2010 reflects the following: (i) our 50% interest in SPD in the amount of $3.7 million and $7.3 million, respectively, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.1 million for both of the respective periods and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.5 million and $1.0 million, respectively. Equity earnings in unconsolidated entities, net of tax for the three and six months ended June 30, 2009 reflects the following: (i) our 50% interest in our joint venture with P&G in the amount of $0.3 million and $2.4 million, respectively, (ii) our 40% interest in Vedalab in the amount of $0.1 million for both of the respective periods and (iii) our 49% interest in TechLab in the amount of $0.6 million and $1.0 million, respectively.
     (Loss) Income from Discontinued Operations, Net of Tax. The results of the vitamins and nutritional supplements business are included in (loss) income from discontinued operations, net of tax, for all periods presented. For the three and six months ended June 30, 2010, the discontinued operations generated a net loss of approximately $35,000 and net income of $11.9 million, respectively, as compared to a net loss of $0.2 million and $1.5 million for the three and six months ended June 30, 2009, respectively. The net income of $11.9 million for the six months ended June 30, 2010 includes a gain of $19.6 million ($12.0 million, net of tax) on the sale of the vitamins and nutritional supplements business.
     Net (Loss) Income Available to Common Stockholders. For the three months ended June 30, 2010, we generated a net loss available to common stockholders of $8.3 million, or $0.10 per basic and diluted common share, compared to a net loss available to common stockholders of $1.2 million, or $0.02 per basic and diluted common share for the three months ended June 30, 2009. For the six months ended June 30, 2010, we generated net income available to common stockholders of $0.7 million, or $0.01 per basic and diluted common share, compared to a net loss available to common stockholders of $0.4 million, or $0.01 per basic and diluted common share for the six months ended June 30, 2009. See Note 5 of the accompanying consolidated financial statements for the calculation of net income per common share.
Liquidity and Capital Resources
     Based upon our current working capital position, current operating plans and expected business conditions, we currently expect to fund our short and long-term working capital needs primarily through our operating cash flow, and we expect our working capital position to improve as we improve our operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. At this point in time, our liquidity has not been materially impacted by the recent and unprecedented disruption in the current capital and credit markets and we do not expect that it will be materially impacted in the near future. However, we cannot predict with certainty the ultimate impact of these events on us. We will therefore continue to closely monitor our liquidity and capital resources.
     In addition, we may also utilize our revolving credit facility, or other sources of financing, to fund a portion of our capital needs and other future commitments, including our contractual contingent consideration obligations and future acquisitions. We utilized these resources to complete our recent acquisitions of Standard Diagnostics and the ATS business. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
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
     7.875% Senior Notes
     During the third quarter of 2009, we sold a total of $250.0 million aggregate principal amount of 7.875% senior notes due 2016, or the 7.875% senior notes, in two separate transactions. On August 11, 2009, we sold $150.0 million aggregate principal amount of 7.875% senior notes in a public offering. Net proceeds from this offering amounted to approximately $145.0 million, which was net of underwriters’ commissions totaling $2.2 million and original issue discount totaling $2.8 million. The net proceeds were used to fund our acquisition of Concateno. At June 30, 2010, we had $147.5 million in indebtedness under this issuance of our 7.875% senior notes.

     On September 28, 2009, we sold $100.0 million aggregate principal amount of 7.875% senior notes in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers or outside the United States. Net proceeds from this offering amounted to approximately $95.0 million, which was net of the initial purchasers’ original issue discount totaling $3.5 million and offering expenses totaling approximately $1.5 million. The net proceeds were used to partially fund our acquisition of Free & Clear. At June 30, 2010, we had $96.8 million in indebtedness under this issuance of our 7.875% senior notes.
     The 7.875% senior notes were issued under an indenture dated August 11, 2009, as amended or supplemented, the August 2009 Indenture. The 7.875% senior notes accrue interest from the dates of their respective issuances at the rate of 7.875% per year. Interest on the notes is payable semi-annually on February 1 and August 1, commencing on February 1, 2010. The notes mature on February 1, 2016, unless earlier redeemed.
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
     The 7.875% senior notes are unsecured and are equal in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 7.875% senior notes and the August 2009 Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are equal in right of payment to all of their existing and future senior debt. See Note 21 for guarantor financial information.
     The August 2009 Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability to pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.
     Interest expense related to our 7.875% senior notes for the three and six months ended June 30, 2010, including amortization of deferred financing costs and original issue discounts, was $5.4 million and $10.6 million, respectively. As of June 30, 2010, accrued interest related to the 7.875% senior notes amounted to $8.2 million.

     9% Senior Subordinated Notes
     On May 12, 2009, we completed the sale of $400.0 million aggregate principal amount of 9% senior subordinated notes due 2016, or the 9% subordinated notes, in a public offering. Net proceeds from this offering amounted to $379.5 million, which was net of underwriters’ commissions totaling $8.0 million and original issue discount totaling $12.5 million. The net proceeds are intended to be used for general corporate purposes. At June 30, 2010, we had $389.0 million in indebtedness under our 9% subordinated notes.
     The 9% subordinated notes, which were issued under an indenture dated May 12, 2009, as amended or supplemented, the May 2009 Indenture, accrue interest from the date of their issuance, or May 12, 2009, at the rate of 9% per year. Interest on the notes is payable semi-annually on May 15 and November 15, commencing on November 15, 2009. The notes mature on May 15, 2016, unless earlier redeemed.
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
     The 9% subordinated notes are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 9% subordinated notes and the May 2009 Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt. See Note 21 for guarantor financial information.
     The May 2009 Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability to pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.
     Interest expense related to our 9% subordinated notes for the three and six months ended June 30, 2010, including amortization of deferred financing costs and original issue discounts, was $9.8 million and $19.5 million, respectively. Interest expense related to our 9% subordinated notes for the three and six months ended June 30, 2009, including amortization of deferred financing costs and original issue discounts, was $5.2 million. As of June 30, 2010, accrued interest related to the senior subordinated notes amounted to $5.1 million.

     Secured Credit Facilities
     As of June 30, 2010, we had approximately $946.1 million in aggregate principal amount of indebtedness outstanding under our First Lien Credit Agreement and $250.0 million in aggregate principal amount of indebtedness outstanding under our Second Lien Credit Agreement (collectively with the First Lien Credit Agreement, the secured credit facilities). Included in the secured credit facilities is a revolving line of credit of $150.0 million, of which $142.0 million was outstanding as of June 30, 2010. Under the terms of the secured credit facilities, substantially all of the assets of our U.S. subsidiaries are pledged as collateral. With respect to shares or ownership interests of foreign subsidiaries owned by U.S. entities, we have pledged 66% of such assets.
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
     For the three and six months ended June 30, 2010, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $15.8 million and $31.5 million, respectively. For the three and six months ended June 30, 2009, interest expense, including amortization of deferred financing costs, under the secured credit facilities was $15.9 million and $31.8 million, respectively. As of June 30, 2010, accrued interest related to the secured credit facilities amounted to $0.9 million. As of June 30, 2010, we were in compliance with all debt covenants related to the secured credit facility, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.
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
     3% Senior Subordinated Convertible Notes
     In May 2007, we sold $150.0 million aggregate principal amount of 3% senior subordinated convertible notes, or senior subordinated convertible notes. At June 30, 2010, we had $150.0 million in indebtedness under our senior subordinated convertible notes. The senior subordinated convertible notes are convertible into 3.4 million shares of our common stock at a conversion price of $43.98 per share.
     Interest expense related to our senior subordinated convertible notes for the three and six months ended June 30, 2010, including amortization of deferred financing costs, was $1.2 million and $2.5 million, respectively. Interest expense related to our senior subordinated convertible notes for the three and six months ended June 30, 2009, including amortization of deferred financing costs, was $1.2 million and $2.5 million, respectively. As of June 30, 2010, accrued interest related to the senior subordinated convertible notes amounted to $0.6 million.
     Series B Convertible Perpetual Preferred Stock
     As of June 30, 2010, we had 2.0 million shares of our Series B preferred stock issued and outstanding. Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of these shares of Series B preferred stock, we may, at our option and in our sole discretion, satisfy the entire conversion obligation in cash, or through a combination of cash and common stock, to the extent permitted under our secured credit facilities and under Delaware law. There were no conversions as of June 30, 2010.
Summary of Changes in Cash Position
     As of June 30, 2010, we had cash and cash equivalents of $266.0 million, a $226.7 million decrease from December 31, 2009. Our primary sources of cash during the six months ended June 30, 2010 included $133.8 million generated by our operating activities, $63.4 million received from the sale of our vitamins and nutritional supplements business, an $8.8 million return of capital from SPD, and $13.0 million from common stock issuances under employee stock option and stock purchase plans. Our primary uses of cash during the six months ended June 30, 2010 related to $377.1 million net cash paid for acquisitions and transactional costs, $41.4 million of capital expenditures, net of proceeds from the sale of equipment, $4.9 million in repayment of long-term debt and $4.7 million related to net repayments under our revolving lines of credit, other debt and capital lease obligations. Fluctuations in foreign currencies negatively impacted our cash balance by $13.5 million during the six months ended June 30, 2010.
Cash Flows from Operating Activities
     Net cash provided by operating activities during the six months ended June 30, 2010 was $133.8 million, which resulted from net income from continuing operations of $0.2 million and $170.4 million of non-cash items, offset by $36.8 million of cash used to meet net working capital requirements during the period. The $170.4 million of non-cash items included, among various other items, $183.2 million related to depreciation and amortization, $15.7 million related to non-cash stock-based compensation expense and $7.2 million of interest expense related to the amortization of deferred financing costs and original issue discounts, partially offset by a $23.0 million decrease primarily related to changes in our deferred tax assets and deferred tax liabilities for current year losses and tax loss carryforwards and $8.3 million in equity earnings in unconsolidated entities.
Cash Flows from Investing Activities
     Our investing activities during the six months ended June 30, 2010 utilized $350.2 million of cash, including $377.1 million net cash paid for acquisitions and transaction-related costs and $41.4 million of capital expenditures, net of proceeds from the sale of equipment, offset by $63.4 million received for the sale of our vitamins and nutritional supplements business and a $4.9 million net decrease in investments and other assets, which was primarily driven by an $8.8 million return of capital from SPD.
Cash Flows from Financing Activities
     Net cash provided by financing activities during the six months ended June 30, 2010 was $3.1 million. Financing activities during the six months ended June 30, 2010 primarily included $13.0 million cash received from common stock issuances under employee stock option and stock purchase plans and $1.2 million related to the excess tax benefit on exercised stock options, offset by $4.9 million in repayments of long-term debt, $1.5 million paid for financing costs related to certain debt issuances and $4.7 million related to net repayments under our revolving lines-of-credit, other debt and capital lease obligations.
     As of June 30, 2010, we had an aggregate of $3.2 million in outstanding capital lease obligations which are payable through 2015.
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
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of June 30, 2010.
Contractual Obligations
     The following table summarizes our principal contractual obligations as of June 30, 2010 that have changed significantly since December 31, 2009 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, but omitted in the table below, represent those that have not changed significantly since that date (in thousands):

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Thereafter
Contractual Obligations
Operating lease obligations	$185,577	$19,829	$58,825	$45,251	$61,672
Purchase obligations — capital expenditures	16,440	12,925	3,515	—	—
Purchase obligations — other (1)	31,458	27,371	4,087	—	—

	$233,475	$60,125	$66,427	$45,251	$61,672

(1)	Other purchase obligations relate to inventory purchases and other operating expense commitments.

     In addition, we have contractual contingent consideration obligations related to the following acquisitions:
•	Accordant has a maximum earn-out of $6.0 million that, if earned, will be paid in quarterly payments of $1.5 million beginning in the fourth quarter of 2012.
•	Ameditech, Inc., or Ameditech, has a maximum earn-out of $4.0 million that, if earned, will be paid during 2010 and 2011.
•	Free & Clear has a maximum earn-out of $30.0 million that, if earned, will be paid in 2011.
•	Jinsung Meditech, Inc., or JSM, has a maximum earn-out of $3.0 million that, if earned, will be paid in annual amounts during 2011 through 2013.
•	Mologic Limited, or Mologic, has a maximum earn-out of $19.0 million that, if earned, will be paid in annual amounts during 2011 and 2012, and is payable in shares of our common stock.
•	Tapestry has a maximum earn-out of $25.0 million that, if earned, will be paid in annual amounts during 2011 and 2013. The earn-out is to be paid in shares of our common stock, except in the case that the 2010 financial targets defined under the earn-out agreement are exceeded, in which case the seller may elect to be paid the earn-out relating to the 2010 financial targets in cash.
•	The privately-owned research and development operation acquired in March 2010 has a maximum earn-out of up to $125.0 million that, if earned, will be paid during an eight-year period ending on the eighth anniversary of the acquisition.
•	Vision Biotech Pty Ltd, or Vision, has a maximum remaining earn-out of $1.2 million that, if earned, will be paid in 2010.
•	The privately-owned health management business acquired in 2008 has an earn-out that, if earned, will be paid in 2011.
     For further information pertaining to our contractual contingent consideration obligations see Note 17 of our accompanying consolidated financial statements.
•	Distribution agreement with Epocal
     In November 2009, we entered into a distribution agreement with Epocal, Inc., or Epocal, to distribute the epoc® Blood Analysis System for blood gas and electrolyte testing for $20.0 million, which is recorded on our accompanying consolidated balance sheet in other intangible assets, net. We also entered into a definitive agreement to acquire all of the issued and outstanding equity securities of Epocal for a total potential purchase price of up to $255.0 million, including a base purchase price of up to $172.5 million if Epocal achieves certain gross margin and other financial milestones on or prior to October 31, 2014, plus additional payments of up to $82.5 million if Epocal achieves certain other milestones relating to its gross margin and product development efforts on or prior to this date. We also agreed that, if the acquisition is consummated, we will provide $12.5 million in management incentive arrangements, 25% of which will vest over three years and 75% of which will be payable only upon the achievement of certain milestones. The acquisition will also be subject to other closing conditions, including the receipt of any required antitrust or other approvals.
•	Option agreement with P&G
     In connection with the formation of SPD in May 2007, we entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on the fourth anniversary date of the agreement, to require us to acquire all of P&G’s interest in SPD at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to SPD, to acquire all of our interest in SPD at fair market value. No gain on the proceeds that we received from P&G through the formation of SPD will be recognized in our financial statements until P&G’s option to require us to purchase its interest in SPD expires. If P&G chooses to exercise its option, the deferred gain carried on our books would be reversed in connection with the repurchase transaction. As of June 30, 2010, the deferred gain of $287.7 million is presented as a current liability on our accompanying consolidated balance sheet.

•	Put arrangement with minority shareholder in Standard Diagnostics
     We entered into a put arrangement as part of a shareholder agreement with respect to the common securities that represent the 21.25% non-controlling interest of a certain minority shareholder in Standard Diagnostics. This put arrangement is exercisable at KRW 40,000 per share by the counterparty upon the occurrence of certain events which are outside of our control. As a result, this non-controlling interest is classified as mezzanine equity on our accompanying consolidated balance sheet as of June 30, 2010. The redeemable non-controlling interest was recorded at its fair value of KRW 57.9 billion, or $49.2 million, as of the consummation of the transaction on February 8, 2010. The redeemable put arrangement has an estimated redemption price of KRW 65.4 billion, or $53.7 million, as of June 30, 2010. The redeemable non-controlling interest will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable. In addition, if the put is exercised, we will incur a penalty in the amount of KRW 63.0 billion, or approximately $51.7 million at June 30, 2010, which will be accounted for as compensation expense at the time of exercise.
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a quarterly basis, we evaluate our estimates, including those related to revenue recognition and related allowances, bad debt, inventory, valuation of long-lived assets, including intangible assets and goodwill, income taxes, including any valuation allowance for our net deferred tax assets, contingencies and litigation, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.
     There have been no significant changes in our critical accounting policies or management estimates since the year ended December 31, 2009. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.
Recent Accounting Pronouncements
     See Note 18 in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following discussion of our market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.
Interest Rate Risk
     We are exposed to market risk from changes in interest rates primarily through our investing and financing activities. In addition, our ability to finance future acquisition transactions or fund working capital requirements may be impacted if we are not able to obtain appropriate financing at acceptable rates.
     Our investing strategy to manage interest rate exposure is to invest in short-term highly-liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At June 30, 2010, the carrying value of our short-term investments approximated market value.

     At June 30, 2010, we had term loans in the amount of $946.1 million and a revolving line of credit available to us of up to $150.0 million, of which $142.0 million was outstanding as of June 30, 2010, under our First Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line of credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At June 30, 2010, we also had term loans in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
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
     Assuming no changes in our leverage ratio, which would affect the margin of the interest rates under the credit agreements, the effect of interest rate fluctuations on outstanding borrowings as of June 30, 2010 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase
Interest rates increase by 100 basis points	$4,881
Interest rates increase by 200 basis points	$9,763
Foreign Currency Risk
     We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three and six months ended June 30, 2010, the net impact of foreign currency changes on transactions was a gain of $3.6 million and $3.4 million, respectively. Generally, we do not use derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures.

     Gross margins of products we manufacture at our foreign plants and sell in U.S. Dollars and manufactured by our U.S. plants and sold in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 52.4% for the three months ended June 30, 2010. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended June 30, 2010, our gross margin on total net product sales would have been 52.4%, 52.7% or 53.0%, respectively. Our gross margin on total net product sales was 52.8% for the six months ended June 30, 2010. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the six months ended June 30, 2010, our gross margin on total net product sales would have been 52.9%, 53.1% or 53.5%, respectively.
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

	Approximate	Approximate
	decrease in net	decrease in net
If, during the three months ended June 30, 2010, the U.S. dollar was stronger by:	revenue	income
1%	$1,437	$106
5%	$7,183	$528
10%	$14,366	$1,057

	Approximate	Approximate
	decrease in net	decrease in net
If, during the six months ended June 30, 2010, the U.S. dollar was stronger by:	revenue	income
1%	$2,901	$303
5%	$14,504	$1,516
10%	$29,008	$3,031

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a -15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at that time. We and our management understand nonetheless that controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, our CEO and CFO concluded that such disclosure controls and procedures were effective as of such date at the “reasonable assurance” level.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There are no material changes or additions to any of the material pending legal proceedings or other matters previously disclosed in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, or in Part II, Item 1, “Legal Proceedings” of any Quarterly Report filed subsequent to the Annual Report on Form 10-K, other than as set forth below.
Healthways, Inc. and Robert Bosch North America Corp., v. Alere, Inc.
     The parties to this litigation entered into a settlement which included an exchange of cross-licenses of certain patent rights, and an order of dismissal was entered by the Court on May 17, 2010. Accordingly, this matter has concluded. As part of the settlement, we also resolved previously disclosed infringement claims brought by Health Hero Network, Inc., a subsidiary of Robert Bosch North America Corp.
ITEM 1A. RISK FACTORS
     There have been no material changes from the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2009, except for the following:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the period covered by this report, we issued 5,245 shares of our common stock upon the net exercise of warrants to purchase 39,098 shares of our common stock, resulting in aggregate non-cash consideration to us of $1,164,338, and 7,055 shares of our common stock upon the exercise of warrants for cash, resulting in aggregate proceeds to us of $43,040. The warrants were either issued in 2001 in connection with our formation or issued or assumed by us in private placements relating to various acquisitions. The shares issued upon exercise of the warrants were offered and sold pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.
     On April 7, 2010, we issued 9,613 shares of restricted common stock as part of compensation packages to certain key executives in connection with our acquisition of Quantum. We relied on the exemptions from registration afforded by Regulation S under the Securities Act and Section 4(2) of the Securities Act.
     On June 7, 2010, we issued a total of 470,412 shares of common stock to settle a deferred purchase price obligation related to our April 2009 acquisition of certain assets of the ACON Second Territory Business. We relied on the exemptions from registration afforded by Regulation S under the Securities Act and Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description

*3.1	Amended and Restated Certificate of Incorporation of the Company, as amended

4.1	Fifth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Free & Clear, Inc. and Tapestry Medical, Inc.) dated as of November 25, 2009 among Free & Clear, Inc., as guarantor, Tapestry Medical, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form 8-A of Free & Clear, Inc., filed on November 25, 2009)

4.2	Sixth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of RMD Networks, Inc.) dated as of January 28, 2010 among RMD Networks, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form 8-A of RMD Networks, Inc., filed on January 28, 2010)

4.3	Seventh Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.) dated as of March 1, 2010 among Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Registration Statement of Form 8-A of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., filed on March 2, 2010)

4.4	Eighth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc.) dated as of March 19, 2010 among Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Registration Statement of Form 8-A of Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc., filed on March 19, 2010)

*10.1	Alere Inc. 2010 Stock Option and Incentive Plan

*10.2	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Alere Inc. 2010 Stock Option and Incentive Plan

*10.3	Form of Non-Qualified Stock Option Agreement for Senior Executives under the Alere Inc. 2010 Stock Option and Incentive Plan

*10.4	Form of Incentive Stock Option Agreement for Senior Executives under the Alere Inc. 2010 Stock Option and Incentive Plan

*10.5	Rules of Alere Inc. HM Revenue and Customs Approved Share Option Plan (2007), as amended (authorized for use under the Alere Inc. 2001 Stock Option and Incentive Plan and the Alere Inc. 2010 Stock Option and Incentive Plan)

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009, (b) our Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (c) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and (d) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.
Date: August 6, 2010	/s/ David Teitel
David Teitel
Chief Financial Officer and an authorized officer