Form 10-Q/A
period 2010-06-30
ALERE INC.
filed 2010-08-24
CIK 1145460

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 (the “Amended Report”) to our Quarterly Report on Form 10-Q (the “Original Report”) for the purpose of correcting certain financial information provided in the table to Note 15 “Financial Information by Segment” to the financial statements included in the Original Report. The corrections, which relate to the presentation of certain operating expenses on a segment-by-segment basis (namely, depreciation and amortization expense and restructuring charges), do not impact the consolidated financial statements or any other footnotes to these financial statements and are being made solely to ensure consistency with segment information reported in subsequent periods. The remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader’s convenience.
In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted herein, this report speaks as of the date of the filing of the Original Report, August 6, 2010, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

ALERE INC.
REPORT ON FORM 10-Q/A
For the Quarterly Period Ended June 30, 2010
     This Quarterly Report on Form 10-Q, as amended, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these factors, as well as the “Forward-Looking Statements” beginning on page 44 in this Quarterly Report on Form 10-Q, as amended, and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q, as amended, to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

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
     We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

				Corporate
	Professional	Health	Consumer	and
	Diagnostics	Management	Diagnostics	Other	Total
Three months ended June 30, 2010:
Net revenue to external customers	$349,511	$149,756	$23,693	$—	$522,960
Operating income (loss)	$32,957	$747	$1,459	$(13,105)	$22,058
Depreciation and amortization	$62,315	$30,118	$1,296	$178	$93,907
Restructuring charge	$5,626	$619	$7	$—	$6,252
Stock-based compensation	$—	$—	$—	$8,114	$8,114
Three months ended June 30, 2009:
Net revenue to external customers	$284,125	$122,511	$32,016	$—	$438,652
Operating income (loss)	$44,278	$(2,549)	$(10)	$(14,449)	$27,270
Depreciation and amortization	$43,489	$27,869	$1,656	$267	$73,281
Restructuring charge	$2,674	$—	$183	$—	$2,857
Stock-based compensation	$—	$—	$—	$6,606	$6,606
Six months ended June 30, 2010:
Net revenue to external customers	$689,904	$298,288	$50,022	$—	$1,038,214
Operating income (loss)	$84,431	$(8,254)	$3,837	$(29,246)	$50,768
Depreciation and amortization	$120,159	$60,048	$2,623	$325	$183,155

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

				Corporate
	Professional	Health	Consumer	and
	Diagnostics	Management	Diagnostics	Other	Total
Restructuring charge	$7,115	$6,053	$52	$—	$13,220
Stock-based compensation	$—	$—	$—	$15,684	$15,684
Six months ended June 30, 2009:
Net revenue to external customers	$553,001	$244,678	$66,126	$—	$863,805
Operating income (loss)	$91,103	$(1,497)	$(1,567)	$(30,314)	$57,725
Depreciation and amortization	$85,057	$55,838	$3,209	$434	$144,538
Restructuring charge	$6,919	$—	$104	$—	$7,023
Stock-based compensation	$—	$—	$—	$12,485	$12,485
Assets:
As of June 30, 2010	$4,643,388	$2,015,476	$231,521	$80,630	$6,971,015
As of December 31, 2009	$4,261,716	$2,031,260	$219,647	$431,369	$6,943,992
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
Recent Accounting Pronouncements
     See Note 18 in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q, as amended, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.
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

ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended

4.1	Fifth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Free & Clear, Inc. and Tapestry Medical, Inc.) dated as of November 25, 2009 among Free & Clear, Inc., as guarantor, Tapestry Medical, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form 8-A of Free & Clear, Inc., filed on November 25, 2009)

4.2	Sixth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of RMD Networks, Inc.) dated as of January 28, 2010 among RMD Networks, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form 8-A of RMD Networks, Inc., filed on January 28, 2010)

4.3	Seventh Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.) dated as of March 1, 2010 among Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Registration Statement of Form 8-A of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., filed on March 2, 2010)

4.4	Eighth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc.) dated as of March 19, 2010 among Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to the Registration Statement of Form 8-A of Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc., filed on March 19, 2010)

10.1	Alere Inc. 2010 Stock Option and Incentive Plan

10.2	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Alere Inc. 2010 Stock Option and Incentive Plan

10.3	Form of Non-Qualified Stock Option Agreement for Senior Executives under the Alere Inc. 2010 Stock Option and Incentive Plan

10.4	Form of Incentive Stock Option Agreement for Senior Executives under the Alere Inc. 2010 Stock Option and Incentive Plan

10.5	Rules of Alere Inc. HM Revenue and Customs Approved Share Option Plan (2007), as amended (authorized for use under the Alere Inc. 2001 Stock Option and Incentive Plan and the Alere Inc. 2010 Stock Option and Incentive Plan)

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009, (b) our Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (c) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and (d) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.
Date: August 24, 2010	/s/ David Teitel
David Teitel
Chief Financial Officer and an authorized officer