Form 10-Q
period 2010-09-30
ALERE INC.
filed 2010-11-08
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐       No ☑
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of November 1, 2010 was 84,848,054.

ALERE INC.
REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2010
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2009 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these risk factors, and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
a) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3
b) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	4
c) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	5
d) Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3. Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. Controls and Procedures	56
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	56
Item 1A. Risk Factors	56
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 6. Exhibits	57
SIGNATURE	58
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.8
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALERE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net product sales	$363,433	$370,742	$1,063,549	$972,603
Services revenue	171,123	134,075	497,292	383,279

Net product sales and services revenue	534,556	504,817	1,560,841	1,355,882
License and royalty revenue	4,123	7,848	16,052	20,588

Net revenue	538,679	512,665	1,576,893	1,376,470

Cost of net product sales	170,549	169,213	500,990	446,352
Cost of services revenue	80,782	61,209	238,991	172,123

Cost of net product sales and services revenue	251,331	230,422	739,981	618,475
Cost of license and royalty revenue	1,802	1,946	5,411	5,352

Cost of net revenue	253,133	232,368	745,392	623,827

Gross profit	285,546	280,297	831,501	752,643

Operating expenses:
Research and development	32,434	27,720	96,187	80,811
Sales and marketing	125,606	116,280	369,016	316,880
General and administrative	96,131	86,447	284,155	247,377
Gain on disposition	—	(3,355)	—	(3,355)

Operating income	31,375	53,205	82,143	110,930
Interest expense, including amortization of original issue discounts and deferred financing costs	(34,180)	(30,580)	(100,921)	(72,092)
Other income (expense), net	7,525	1,187	14,681	1,018

Income (loss) from continuing operations before provision (benefit) for income taxes	4,720	23,812	(4,097)	39,856
Provision (benefit) for income taxes	(167)	6,001	(964)	12,901

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	4,887	17,811	(3,133)	26,955
Equity earnings (losses) of unconsolidated entities, net of tax	(62)	2,059	8,195	5,539

Income from continuing operations	4,825	19,870	5,062	32,494
Income (loss) from discontinued operations, net of tax	2	413	11,913	(1,100)

Net income	4,827	20,283	16,975	31,394
Less: Net income attributable to non-controlling interests	1,494	141	1,167	465

Net income attributable to Alere Inc. and Subsidiaries	3,333	20,142	15,808	30,929
Preferred stock dividends	(6,147)	(5,843)	(18,001)	(17,056)

Net income (loss) available to common stockholders	$(2,814)	$14,299	$(2,193)	$13,873

Basic net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) from continuing operations	$(0.03)	$0.17	$(0.17)	$0.19
Income (loss) from discontinued operations	—	0.01	0.14	(0.01)

Net income (loss) per common share	$(0.03)	$0.18	$(0.03)	$0.17

Diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) from continuing operations	$(0.03)	$0.17	$(0.17)	$0.18
Income (loss) from discontinued operations	—	0.01	0.14	(0.01)

Net income (loss) per common share	$(0.03)	$0.17	$(0.03)	$0.17

Weighted average shares-basic	84,796	81,625	84,269	79,682

Weighted average shares-diluted	84,796	83,418	84,269	81,110

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$487,581	$492,773
Restricted cash	2,699	2,424
Marketable securities	5,684	947
Accounts receivable, net of allowances of $16,474 and $12,462 at September 30, 2010 and December 31, 2009, respectively	384,828	354,453
Inventories, net	262,466	221,539
Deferred tax assets	34,313	66,492
Income tax receivable	1,680	1,107
Prepaid expenses and other current assets	71,283	73,075
Assets held for sale	—	54,148

Total current assets	1,250,534	1,266,958
Property, plant and equipment, net	369,795	324,388
Goodwill	3,727,596	3,463,358
Other intangible assets with indefinite lives	66,603	43,644
Finite-lived intangible assets, net	1,708,260	1,686,427
Deferred financing costs, net, and other non-current assets	82,208	72,762
Investments in unconsolidated entities	62,297	63,965
Marketable securities	21,012	1,503
Deferred tax assets	22,418	20,987

Total assets	$7,310,723	$6,943,992

LIABILITIES AND EQUITY

Current liabilities:
Current portion of long-term debt	$15,030	$18,970
Current portion of capital lease obligations	1,833	899
Accounts payable	115,429	126,322
Accrued expenses and other current liabilities	303,154	279,732
Payable to joint venture, net	4,773	533
Deferred gain on joint venture	288,565	—
Liabilities related to assets held for sale	—	11,558

Total current liabilities	728,784	438,014

Long-term liabilities:
Long-term debt, net of current portion	2,381,153	2,128,515
Capital lease obligations, net of current portion	939	940
Deferred tax liabilities	427,485	442,049
Deferred gain on joint venture	—	288,767
Other long-term liabilities	125,973	116,818

Total long-term liabilities	2,935,550	2,977,089

Commitments and contingencies (Note 17)
Redeemable non-controlling interest	50,371	—

Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $826,184 at September 30, 2010 and $793,696 at December 31, 2009);
Authorized: 2,300 shares;
Issued and outstanding: 2,065 shares at September 30, 2010 and 1,984 shares at December 31, 2009	712,392	694,427
Common stock, $0.001 par value;
Authorized: 150,000 shares;
Issued and outstanding: 84,864 shares at September 30, 2010 and 83,567 at December 31, 2009	85	84
Additional paid-in capital	3,229,310	3,195,372
Accumulated deficit	(344,066)	(359,874)
Accumulated other comprehensive loss	(4,904)	(2,454)

Total stockholders’ equity	3,592,817	3,527,555
Non-controlling interests	3,201	1,334

Total equity	3,596,018	3,528,889

Total liabilities and equity	$7,310,723	$6,943,992

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$16,975	$31,394
Income (loss) from discontinued operations, net of tax	11,913	(1,100)

Income from continuing operations	5,062	32,494
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash interest expense related to amortization of original issue discounts and write-off of deferred financing costs	10,284	6,461
Depreciation and amortization	275,507	224,408
Non-cash stock-based compensation expense	22,947	20,287
Impairment of inventory	712	838
Impairment of long-lived assets	618	3,181
Loss on sale of fixed assets	607	611
Equity earnings of unconsolidated entities, net of tax	(8,195)	(5,539)
Deferred income taxes	(33,256)	(10,621)
Other non-cash items	(1,378)	1,069
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(2,553)	(47,232)
Inventories, net	(29,107)	(7,657)
Prepaid expenses and other current assets	6,752	3,456
Accounts payable	(19,423)	19,531
Accrued expenses and other current liabilities	23,121	(10,670)
Other non-current liabilities	(21,984)	10,306

Net cash provided by continuing operations	229,714	240,923
Net cash provided by (used in) discontinued operations	(390)	4,376

Net cash provided by operating activities	229,324	245,299

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(68,457)	(74,459)
Proceeds from sale of property, plant and equipment	642	672
Cash paid for acquisitions and transaction costs, net of cash acquired	(465,583)	(397,467)
Increase in marketable securities	(17,887)	—
Net cash received from equity method investments	10,835	12,003
Increase in other assets	(1,717)	(5,056)

Net cash used in continuing operations	(542,167)	(464,307)
Net cash provided by (used in) discontinued operations	63,446	(271)

Net cash used in investing activities	(478,721)	(464,578)

Cash Flows from Financing Activities:
Increase in restricted cash	(280)	(252)
Cash paid for financing costs	(9,590)	(15,331)
Proceeds from issuance of common stock, net of issuance costs	17,839	15,539
Proceeds on long-term debt	400,000	631,176
Repayment on long-term debt	(7,313)	(8,344)
Net proceeds (repayments) from revolving lines-of-credit	(146,985)	(3,453)
Excess tax benefit on exercised stock options	1,300	2,152
Principal payments of capital lease obligations	(1,270)	(640)
Other	(509)	(115)

Net cash provided by continuing operations	253,192	620,732
Net cash used in discontinued operations	—	(8)

Net cash provided by financing activities	253,192	620,724

Foreign exchange effect on cash and cash equivalents	(8,987)	13,102

Net increase (decrease) in cash and cash equivalents	(5,192)	414,547
Cash and cash equivalents, beginning of period	492,773	141,324

Cash and cash equivalents, end of period	$487,581	$555,871

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation of Financial Information
     The accompanying consolidated financial statements of Alere Inc. are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. Our audited consolidated financial statements for the year ended December 31, 2009 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, or SEC, on April 16, 2010. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009.
     Certain reclassifications of prior period amounts have been made to conform to current period presentation. These reclassifications had no effect on net income or equity.
(2) Cash and Cash Equivalents
     We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2010, our cash equivalents consisted of money market funds.
(3) Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	September 30, 2010	December 31, 2009
Raw materials	$86,162	$62,397
Work-in-process	63,100	56,338
Finished goods	113,204	102,804

	$262,466	$221,539

(4) Stock-based Compensation
     We recorded stock-based compensation expense in our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of sales	$589	$572	$1,390	$1,480
Research and development	1,543	1,419	5,415	3,740
Sales and marketing	1,181	1,079	3,094	2,958
General and administrative	3,950	4,732	13,048	12,109

	7,263	7,802	22,947	20,287
Benefit for income taxes	(1,295)	(1,653)	(4,633)	(4,083)

Stock-based compensation, net of tax	$5,968	$6,149	$18,314	$16,204

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(5) Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income from continuing operations	$4,825	$19,870	$5,062	$32,494
Less: Preferred stock dividends	(6,147)	(5,843)	(18,001)	(17,056)

Income (loss) from continuing operations attributable to common shares	(1,322)	14,027	(12,939)	15,438
Less: Net income attributable to non-controlling interest	1,494	141	1,167	465

Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	(2,816)	13,886	(14,106)	14,973
Income (loss) from discontinued operations	2	413	11,913	(1,100)

Net income (loss) available to common stockholders	$(2,814)	$14,299	$(2,193)	$13,873

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted-average common shares outstanding — basic	84,796	81,625	84,269	79,682
Effect of dilutive securities:
Stock options	—	1,605	—	1,280
Warrants	—	188	—	148

Weighted-average common shares outstanding — diluted	84,796	83,418	84,269	81,110

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) per common share — basic:
Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$(0.03)	$0.17	$(0.17)	$0.19
Income (loss) from discontinued operations	—	0.01	0.14	(0.01)

Net income (loss) per common share — basic	$(0.03)	$0.18	$(0.03)	$0.17

Net income (loss) per common share — diluted:
Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$(0.03)	$0.17	$(0.17)	$0.18
Income (loss) from discontinued operations	—	0.01	0.14	(0.01)

Net income (loss) per common share — diluted	$(0.03)	$0.17	$(0.03)	$0.17

     For the three and nine-month periods ended September 30, 2010, anti-dilutive shares of 16,330,000 and 16,855,000, respectively, were excluded from the computations of diluted net income (loss) per common share. For the three and nine-month periods ended September 30, 2009, anti-dilutive shares of 15,198,000 and 14,753,000, respectively, were excluded from the computations of diluted net income (loss) per common share.
(6) Redeemable Non-controlling Interest
     We entered into a put arrangement as part of a shareholder agreement with respect to the common securities that represent the 21.25% non-controlling interest of a certain minority shareholder in Standard Diagnostics, Inc., or Standard Diagnostics. This put arrangement is exercisable at KRW 40,000 per share by the counterparty upon the occurrence of certain events which are outside of our control. As a result, this non-controlling interest is classified as mezzanine equity on our accompanying consolidated balance sheet as of September 30, 2010. The redeemable non-controlling interest was recorded at its fair value of KRW 57.9 billion, or $49.2 million, as of the consummation of the transaction on February 8, 2010. The fair value of the redeemable non-controlling interest was determined using both a market approach and an income approach which utilizes a discounted cash flow model including assumptions of projected revenue, expenses, capital expenditures, other costs and a discount rate appropriate for the risk of achieving the projected cash flows. The redeemable put arrangement has an estimated redemption price of KRW 65.4 billion, or $56.9 million, as of September 30, 2010. The redeemable non-controlling interest will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable. In addition, if the put is exercised, we will incur a penalty in the amount of KRW 63.0 billion, or approximately $54.8 million at

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
September 30, 2010, which will be accounted for as compensation expense at the time of the exercise. On October 30, 2010, we entered into an agreement with this minority shareholder whereby we would purchase all of this shareholder’s remaining shares in Standard Diagnostics for a total purchase price of KRW 125.4 billion, or approximately $111.6 million at October 30, 2010. This share purchase transaction was completed on November 5, 2010, which included the termination of the put arrangement. We will account for KRW 65.4 billion, or approximately $58.2 million at November 5, 2010, of the transaction consideration as purchase price and KRW 60.0 billion, or approximately $53.4 million at November 5, 2010, as compensation expense as a result of the transition of the day-to-day management control of the business to us and the termination of the put arrangement.
(7) Preferred Stock
     As of September 30, 2010, we had 5.0 million shares of preferred stock, $0.001 par value, authorized, of which 2.3 million shares were designated as Series B Convertible Perpetual Preferred Stock, or Series B preferred stock. In connection with our acquisition of Matria Healthcare Inc., or Matria, we issued shares of the Series B preferred stock and have paid dividends to date in shares of Series B preferred stock. At September 30, 2010, there were 2.1 million shares of Series B preferred stock outstanding with a fair value of approximately $454.4 million.
     For the three and nine months ended September 30, 2010, Series B preferred stock dividends amounted to $6.1 million and $18.0 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net income (loss) per common share for the three and nine months ended September 30, 2010 (Note 5). For the three and nine months ended September 30, 2009, Series B preferred stock dividends amounted to $5.8 million and $17.1 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net income (loss) per common share for the three and nine months ended September 30, 2009 (Note 5). Payments have been made in shares of Series B preferred stock covering all dividend periods through September 30, 2010.
(8) Comprehensive Income
     The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Alere Inc. and subsidiaries	$3,333	$20,142	$15,808	$30,929

Other comprehensive income (loss):
Changes in cumulative translation adjustment	45,260	7,106	(3,204)	11,942
Unrealized gains on available for sale securities	404	374	452	539
Unrealized gains (losses) on interest rate swaps	497	(3,646)	237	2,274
Minimum pension liability adjustment	(237)	(14)	65	30

Total other comprehensive income (loss)	45,924	3,820	(2,450)	14,785

Total comprehensive income	$49,257	$23,962	$13,358	$45,714

     A summary of the changes in stockholders’ equity and non-controlling interest comprising total equity for the nine months ended September 30, 2010 and 2009 is provided below (in thousands):

	Nine Months Ended September 30,
	2010			2009
	Total	Non-		Total	Non-
	Stockholders’	controlling		Stockholders’	controlling
	Equity	Interest	Total Equity	Equity	Interest	Total Equity
Equity, beginning of period	$3,527,555	$1,334	$3,528,889	$3,278,838	$869	$3,279,707
Issuance of common stock and warrants in connection with acquisitions	16,277	—	16,277	115,584	—	115,584
Exercise of common stock options and shares issued under employee stock purchase plan	17,839	—	17,839	15,539	—	15,539
Preferred stock dividends	(119)	—	(119)	(115)	—	(115)
Stock-based compensation related to grants of common stock options	22,947	—	22,947	20,287	—	20,287
Stock option income tax benefits	452	—	452	2,836	—	2,836

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Nine Months Ended September 30,
	2010			2009
	Total	Non-		Total	Non-
	Stockholders’	controlling		Stockholders’	controlling
	Equity	Interest	Total Equity	Equity	Interest	Total Equity
Non-controlling interest from acquisitions	(5,492)	1,864	(3,628)	—	—	—
Redeemable non-controlling interest in subsidiaries’ income	—	(1,164)	(1,164)	—	—	—
Net income	15,808	1,167	16,975	30,929	465	31,394
Total other comprehensive income (loss)	(2,450)	—	(2,450)	14,785	—	14,785

Equity, end of period	$3,592,817	$3,201	$3,596,018	$3,478,683	$1,334	$3,480,017

     A summary of the changes in redeemable non-controlling interest recorded in the mezzanine section of the balance sheet for the nine months ended September 30, 2010 is provided below:

Nine Months Ended
September 30, 2010
Redeemable non-controlling interest, beginning of period	$—
Non-controlling interest from acquisitions	49,207
Adjustment to fair value through charge to income	1,164

Redeemable non-controlling interest, end of period	$50,371

(9) Business Combinations
     On January 1, 2009, we adopted a new accounting standard issued by the Financial Accounting Standards Board, or FASB, related to accounting for business combinations using the acquisition method of accounting. Acquisitions consummated prior to January 1, 2009 were accounted for in accordance with the previously applicable guidance. In accordance with the new accounting standard, we expensed $0.9 million and $6.9 million of acquisition-related costs during the three and nine months ended September 30, 2010, respectively, primarily in general and administrative expense. We expensed $5.1 million and $11.5 million of acquisition-related costs during the three and nine months ended September 30, 2009, respectively, in general and administrative expense. Included in the $11.5 million of expense during the nine months ended September 30, 2009, was $3.8 million of costs associated with acquisition-related activity for transactions not consummated prior to January 1, 2009.
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
     Allocation of the purchase price for acquisitions is based on estimates of the fair value of the net assets acquired and, for acquisitions completed within the past year, is subject to adjustment upon finalization of the purchase price allocation. We are not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates. Determination of the estimated useful lives of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets on patterns in which the economic benefits are expected to be realized.
     (a) Acquisitions in 2010
     (i) Immunalysis
     On August 16, 2010, we acquired Diagnostixx of California, Corp. (d/b/a Immunalysis Corporation), or Immunalysis, located in Pomona, California, a privately-owned manufacturer and marketer of abused and prescription drug screening solutions used by clinical reference and forensic/crime laboratories. The preliminary aggregate purchase price was $53.2 million, which consisted of an initial cash payment totaling $52.0 million and a contingent consideration obligation of up to $5.0 million with an acquisition date fair value of $1.2 million. Included in our consolidated statements of operations for both the three and nine months ended September 30, 2010 is

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
revenue totaling approximately $2.5 million related to this acquired operation. The operating results of this acquired operation are included in our professional diagnostics reporting unit and business segment. We do not expect the amount allocated to goodwill to be deductible for tax purposes.
     (ii) A privately-owned U.K. research and development operation
     On March 11, 2010, we acquired a privately-owned U.K. research and development operation. The preliminary aggregate purchase price was $70.8 million, which consisted of an initial cash payment totaling $35.2 million and a contingent consideration obligation of up to $125.0 million with an acquisition date fair value of $35.6 million. Included in our consolidated statements of operations for both the three and nine months ended September 30, 2010 is revenue totaling approximately $0.1 million related to this acquired operation. The operating results of this acquired operation are included in our professional diagnostics reporting unit and business segment. We do not expect the amount allocated to goodwill to be deductible for tax purposes.
     (iii) The ATS business
     On February 17, 2010, we acquired Kroll Laboratory Specialists, Inc., headquartered in Gretna, Louisiana, which provides forensic quality substance abuse testing products and services across the United States. The preliminary aggregate purchase price was $109.5 million, which was paid in cash. Included in our consolidated statements of operations for the three and nine months ended September 30, 2010 is revenue totaling approximately $9.5 million and $23.8 million, respectively, related to the acquired business, which we have subsequently renamed Alere Toxicology Services, or ATS. The operating results of ATS are included in our professional diagnostics reporting unit and business segment. The amount allocated to goodwill from this acquisition is deductible for tax purposes.
     (iv) Standard Diagnostics
     On February 8, 2010, we acquired a 61.92% ownership interest in Standard Diagnostics via a tender offer for approximately $162.1 million. On March 22, 2010, we acquired an incremental 13.37% ownership interest in Standard Diagnostics via a follow-on tender offer for approximately $36.2 million. In June 2010, we acquired an incremental 2.84% ownership interest for approximately $7.3 million, bringing our acquisition-related aggregate ownership interest in Standard Diagnostics to approximately 78.13%. Standard Diagnostics specializes in the medical diagnostics industry. Its main product lines relate to diagnostic reagents and devices for hepatitis, infectious diseases, tumor markers, fertility, drugs of abuse, urine strips and protein strips. The preliminary aggregate purchase price was $205.6 million in cash. Included in our consolidated statements of operations for the three and nine months ended September 30, 2010 is revenue totaling approximately $24.9 million and $56.9 million, respectively, related to Standard Diagnostics. The operating results of Standard Diagnostics are included in our professional diagnostics reporting unit and business segment. We do not expect the amount allocated to goodwill to be deductible for tax purposes.
     (v) Other acquisitions in 2010
     During the first nine months of 2010, we acquired the following businesses for a preliminary aggregate purchase price of $83.1 million, which consisted of initial cash payments totaling $57.2 million, contingent consideration obligations with an acquisition date fair value of $25.3 million and deferred purchase price consideration with an acquisition date present value of $0.7 million.
•	RMD Networks, Inc., or RMD, located in Denver, Colorado, a provider of clinical groupware software and services designed to improve communication and coordination of care among providers, patients, and payers in the healthcare environment (Acquired January 2010)

•	certain assets of Streck, Inc., or Streck, located in Nebraska, a manufacturer of hematology, chemistry and immunology products for the clinical laboratory (Acquired January 2010)

•	assets of the diagnostics division of Micropharm Ltd., or Micropharm, located in Wales, United Kingdom, an expert in high quality antibody production in sheep for both diagnostic and therapeutic purposes, providing antisera on a contract basis for U.K. and overseas companies and academic institutions, mainly for research, therapeutic and diagnostic uses (Acquired March 2010)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	Quantum Diagnostics Group Limited, or Quantum, headquartered in Essex, England, an independent provider of drug testing products and services to healthcare professionals across the U.K. and Europe (Acquired April 2010)

•	assets of the workplace health division of Good Health Solutions Pty Ltd., or GHS, located in East Sydney, Australia, an important player in the Australian health and wellness market, focusing on health screenings, health related consulting services, health coaching and fitness instruction (Acquired April 2010)

•	certain assets of Unotech Diagnostics, Inc., or Unotech, located in California, a privately-owned company engaged in the development, formulation, manufacture, packaging, supply and distribution of our BladderCheck NMP22 lateral flow test and related lateral flow products (Acquired June 2010)

•	Scipac Holdings Limited, or Scipac, headquartered in Kent, England, a diagnostic reagent company with an extensive product portfolio supplying purified human antigens, recombinant proteins and disease state plasma to a global customer base (Acquired June 2010)

•	a privately-owned research and development operation, located in San Diego, California (Acquired July 2010)
     The operating results of the acquired businesses mentioned above, except for RMD and GHS, are included in our professional diagnostics reporting unit and business segment. The operating results of RMD and GHS are included in our health management reporting unit and business segment. Our consolidated statements of operations for the three and nine months ended September 30, 2010 included revenue totaling approximately $5.3 million and $8.2 million, respectively, related to these businesses. Goodwill has been recognized in the acquisitions of RMD, Quantum, GHS, Scipac and the privately-owned research and development operation and amounted to approximately $48.5 million. We do not expect the goodwill related to these acquisitions to be deductible for tax purposes.
     A summary of the preliminary aggregate purchase price allocation for the acquisitions consummated in 2010 is as follows (in thousands):

		Privately-
		owned U.K.
		research and
		development		Standard
	Immunalysis	operation	ATS	Diagnostics	Other	Total
Current assets	$6,953	$374	$6,043	$52,057	$7,878	$73,305
Property, plant and equipment	1,092	152	3,300	18,580	3,858	26,982
Goodwill	15,174	61,463	53,489	35,462	48,480	214,068
Intangible assets	30,600	15,700	48,400	131,580	36,598	262,878
Other non-current assets	—	—	—	13,342	68	13,410

Total assets acquired	53,819	77,689	111,232	251,021	96,882	590,643

Current liabilities	568	751	1,693	13,371	4,452	20,835
Non-current liabilities	50	6,107	—	32,088	9,339	47,584

Total liabilities assumed	618	6,858	1,693	45,459	13,791	68,419

Net assets acquired	53,201	70,831	109,539	205,562	83,091	522,224
Less:
Contingent consideration	1,200	35,600	—	—	25,250	62,050
Present value of deferred purchase price consideration	—	—	—	—	688	688

Cash paid	$52,001	$35,231	$109,539	$205,562	$57,153	$459,486

     The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

		Privately-
		owned U.K.
		research and
		development		Standard			Amortizable
	Immunalysis	operation	ATS	Diagnostics	Other	Total	Life
Core technology and patents	$8,800	$8,600	$13,300	$62,135	$8,750	$101,585	10 - 20 years
Quality systems	—	—	—	—	153	153	5 years
Database	—	—	—	—	654	654	3 years
Trademarks and trade names	800	—	—	9,350	731	10,881	3 - 7 years
License agreements	—	—	—	—	459	459	10 years
Customer relationships	19,900	—	35,100	46,155	10,635	111,790	1 - 21.58 years
Non-compete agreements	300	—	—	255	733	1,288	1 - 5 years
Software	—	—	—	—	5,000	5,000	7 years
Distribution agreement	800	—	—	—	—	800	14 years
Manufacturing know-how	—	—	—	—	3,683	3,683	2 - 15 years
In-process research and development	—	7,100	—	13,685	5,800	26,585	N/A

Total intangible assets	$30,600	$15,700	$48,400	$131,580	$36,598	$262,878

     (b) Acquisitions in 2009
     During the year ended December 31, 2009, we acquired the following businesses for a preliminary aggregate purchase price of $706.3 million ($702.4 million present value at September 30, 2010), which consisted of $476.4 million in cash; 3,430,435 shares of our common stock with an aggregate fair value of $117.5 million; $2.9 million of fair value associated with employee stock options exchanged as part of the transactions; deferred purchase price consideration payable in cash and common stock with an aggregate fair value of $57.9 million; notes payable totaling $7.9 million; warrants with a fair value of $0.1 million and contingent consideration obligations with an acquisition date fair value of $39.8 million.
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
     The operating results of Long Chain, Biolinker, JSM, Mologic, Biosyn, Medim, Concateno and the ACON Second Territory Business are included in our professional diagnostics reporting unit and business segment. The operating results of Tapestry, Free & Clear, ZyCare, Accordant and GeneCare are included in our health management reporting unit and business segment. Our consolidated statements of operations for the three and nine months ended September 30, 2010 included revenue totaling approximately $79.6 million and $232.7 million, respectively, related to these businesses. Our consolidated statements of operations for the three and nine months ended September 30, 2009 included revenue totaling approximately $31.9 million and $40.6 million, respectively, related to these businesses.
     A summary of the preliminary aggregate purchase price allocation for these acquisitions is as follows (dollars in thousands):

Current assets	$87,085
Property, plant and equipment	13,018
Goodwill	397,445
Intangible assets	298,976
Other non-current assets	4,262

Total assets acquired	800,786

Current liabilities	40,805
Non-current liabilities	57,616

Total liabilities assumed	98,421

Net assets acquired	702,365
Less:
Fair value of common stock issued (3,430,435 shares)	117,476
Fair value of stock options exchanged (315,227 options)	2,881
Fair value of warrants issued	57
Notes payable	7,912
Present value of deferred purchase price consideration	57,853
Fair value of contingent consideration obligation	39,815

Cash consideration	$476,371

     The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Amount	Amortizable Life
Core technology	$13,320	3-10 years
Trademarks and trade names	33,753	2-20 years
Supplier relationships	1,581	8 years
Customer relationships	244,926	5.3-18.3 years
Non-compete agreements	4,280	2-5 years
In-process research and development	1,116	N/A

Total intangible assets	$298,976

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Goodwill has been recognized in all transactions and amounted to approximately $397.4 million. Goodwill related to the acquisitions of Tapestry, GeneCare and Accordant, which totaled $52.7 million, is expected to be deductible for tax purposes. Goodwill related to all other acquisitions is not deductible for tax purposes.
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

	Severance	Facility	Total Exit
	Related	And Other	Activities
Balance, December 31, 2009	$5,369	$7,001	$12,370
Restructuring plan accrual adjustments	(2,167)	(281)	(2,448)
Payments	(2,832)	(2,953)	(5,785)

Balance, September 30, 2010	$370	$3,767	$4,137

     In connection with our acquisition of Matria in May 2008, we implemented an integration plan to improve operating efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Matria organization, as activities were combined with our existing business operations. We recorded $18.5 million in exit costs, of which $13.8 million relates to change of control and severance costs to involuntarily terminate employees and $4.7 million related to facility exit costs. During the first and third quarters of 2010, we determined that $1.5 million in change of control costs and $0.2 million in facility exit costs would not be incurred, respectively, therefore reducing the assumed liability and goodwill related to the Matria acquisition by $1.7 million. As of September 30, 2010, $1.6 million in exit costs remain unpaid. See Note 10 for additional restructuring charges related to the Matria facility exit costs within the health management business segment.
     During 2007, we formulated restructuring plans in connection with our acquisition of Cholestech Corporation, or Cholestech, consistent with our acquisition strategy to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the Cholestech facility in Hayward, California. We have transitioned the manufacturing of the related products to our facility in San Diego, California and have transitioned the sales and distribution of the products to our shared services center in Orlando, Florida. Since inception of the plans, we recorded $8.6 million in exit costs, of which $5.9 million relates to executive change of control agreements and severance costs to involuntarily terminate employees and $2.7 million relates to facility exit costs. During the third quarter of 2010, we determined that $0.6 million in change of control and severance costs would not be incurred, therefore reducing the assumed liability and goodwill related to the Cholestech acquisition. As of September 30, 2010, $2.1 million in exit costs remain unpaid. See Note 10 for additional restructuring charges related to the Cholestech facility closure and integration.
     As a result of our acquisitions of Panbio Limited, or Panbio, Matritech, Inc. and Ostex International, Inc., or Ostex, we established plans to exit facilities and realize efficiencies and cost savings. Total costs associated with these plans were $6.4 million, of which $1.8 million related to severance costs and $4.6 million related to facility and exit costs. During the third quarter of 2010, upon settlement of our facility obligation under the Ostex acquisition, we determined that $0.1 million in facility exit costs would not be incurred, therefore reducing the assumed liability and goodwill related to that acquisition. As of September 30, 2010, $0.5 million in facility costs remain unpaid.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Pro forma net revenue	$538,679	$529,094	$1,583,046	$1,428,876

Pro forma net income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$(2,636)	$15,965	$(10,117)	$14,932

Pro forma net income (loss) available to common stockholders	$(2,634)	$16,378	$1,797	$13,831

Pro forma net income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries per common share — basic(1)	$(0.03)	$0.20	$(0.12)	$0.18

Pro forma net income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries per common share — diluted(1)	$(0.03)	$0.19	$(0.12)	$0.18

Pro forma net income (loss) available to common stockholders — basic(1)	$(0.03)	$0.20	$0.02	$0.17

Pro forma net income (loss) available to common stockholders — diluted(1)	$(0.03)	$0.20	$0.02	$0.17

(1)	Net income (loss) per common share amounts are computed as described in Note 5.
(10) Restructuring Plans
     The following table sets forth the aggregate charges associated with restructuring plans recorded in operating income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of net revenue	$(675)	$2,582	$3,316	$6,141
Research and development	235	93	458	850
Sales and marketing	80	1,121	1,328	1,533
General and administrative	489	1,225	8,247	3,520

	$129	$5,021	$13,349	$12,044

     (a) 2010 Restructuring Plans
     In the first quarter of 2010, management developed additional plans to reduce costs and improve efficiencies in our health management business segment. As a result of these plans, we recorded $0.2 million and $6.4 million in charges during the three and nine months ended September 30, 2010, respectively. The charges for the three-month period included $0.1 million in facility exit costs and $0.1 million in present value accretion on facility exit costs. The charges for the nine-month period included $3.8 million in severance costs, $2.4 million in costs associated with facility exit costs and $0.2 million in present value accretion on facility exit costs, which was included in interest expense. As of September 30, 2010, $2.9 million in costs remains unpaid. We anticipate incurring additional restructuring costs associated with the present value accretion on facility exit costs under these plans.
     During the second quarter of 2010, management developed several plans to reduce costs and improve efficiencies in our professional diagnostics business segment. As a result of these plans, we recorded $0.6 million and $2.6 million in charges during the three and nine months ended September 30, 2010, respectively. The charges for the three-month period included $0.4 million in severance-related costs and $0.2 million in facility and other exit

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
costs. The charges for the nine-month period included $2.2 million in severance-related costs, $0.3 million in facility and other exit costs and $0.1 million in fixed asset impairments. As of September 30, 2010, $0.4 million of these costs remains unpaid. We anticipate incurring additional severance and facility exit costs of $0.7 million under these plans.
     (b) 2009 Restructuring Plans
     In 2009, management developed plans to reduce costs and improve efficiencies in our health management business segment, as well as reduce costs and consolidate operating activities among several of our professional diagnostics related German subsidiaries. As a result of these plans, we recorded $0.1 million and $0.4 million in severance-related restructuring charges in our professional diagnostics business segment during the three and nine months ended September 30, 2010, respectively. We recorded $2.4 million during both the three and nine months ended September 30, 2009, which included $2.1 million in severance costs, $0.2 million in contract cancellation costs and $0.1 million in present value accretion on facility exit costs. Of the $2.3 million included in operating income, $2.1 million and $0.2 million were included in our health management and professional diagnostics business segments, respectively. We have incurred $3.6 million since the inception of the plans, including $2.9 million in severance costs, $0.5 million in contract cancellation costs, $0.1 million in fixed asset impairment costs and $0.1 million in present value accretion on facility exit costs. Of the $3.5 million included in operating income, $2.3 million and $1.2 million were included in our health management and professional diagnostics business segments, respectively. We also recorded $0.1 million in present value accretion related to facility exit costs to interest expense during the three and nine months ended September 30, 2009. As of September 30, 2010, substantially all exit costs have been paid. We expect to incur an additional $0.2 million in facility exit costs under these plans during 2010, which will be included in our professional diagnostics business segment.
     (c) 2008 Restructuring Plans
     In May 2008, we decided to close our facility located in Bedford, England and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. Based upon this decision, during the three and nine months ended September 30, 2010, we recorded net recoveries of $4.2 million and $1.4 million to restructuring, respectively. The $4.2 million net recovery included in the three-month period was primarily the result of a settlement of the facility restoration and other facility exit costs as a result of negotiations with the landlord of the Bedford facility. Of the net recovery recorded for the nine-month period, $0.1 million related to severance-related costs, $1.4 million related to transition costs, $0.4 million related to fixed asset and inventory write-offs and $3.3 million net recovery related to facility restoration and other facility exit costs. Of the $0.7 million net recovery and $1.9 million charge included in operating income for the three and nine months ended September 30, 2010, respectively, all was charged to our professional diagnostics business segment. Included in interest expense for the three and nine months ended September 30, 2010 were a net recovery of $0.1 million and a charge of $0.1 million related to the present value accretion of our facility restoration costs, respectively. We also recorded a net recovery of $3.4 million related to the facility lease obligation settlement during both the three and nine months ended September 30, 2010, to other income (expense), net.
     During the three months ended September 30, 2009, we recorded $1.0 million in restructuring charges, of which $0.3 million related primarily to severance-related costs, $0.6 million related to transition costs and $0.1 million related to the acceleration of facility restoration costs. During the nine months ended September 30, 2009, we recorded $3.3 million in restructuring charges, of which $1.7 million related primarily to severance-related costs, $0.5 million related to fixed asset impairments, $0.8 million related to transition costs and $0.3 million related to the acceleration of facility restoration costs. Of the $0.9 million included in operating income for the three months ended September 30, 2009, substantially all was charged to our professional diagnostics business segment. Of the $3.0 million included in operating income for the nine months ended September 30, 2009, $0.1 million and $2.9 million were charged to our consumer diagnostics and professional diagnostics business segments, respectively. We also recorded $0.1 million and $0.3 million during the three and nine months ended September 30, 2009, respectively, related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease, to interest expense.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     In addition to the restructuring charges discussed above, $3.5 million and $6.4 million of charges associated with the Bedford facility closure were borne by our 50/50 joint venture with P&G, or SPD, during the three and nine months ended September 30, 2010, respectively, and $1.9 million and $7.7 million were borne by SPD during the three and nine months ended September 30, 2009, respectively. The charges for the three months ended September 30, 2010 included $0.2 million in severance and retention costs, $2.9 million in facility and transition costs, $0.1 million in inventory write-offs and $0.3 million in acceleration of facility exit costs. The charges for the nine months ended September 30, 2010 included $1.5 million in severance and retention costs, $4.5 million in facility and transition costs, $0.1 million in inventory write-offs and $0.3 million in acceleration of facility exit costs. Of the total restructuring charges, 50%, or $1.7 million and $3.2 million, has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the three and nine months ended September 30, 2010, respectively. Included in the $1.9 million of charges recorded by SPD for the three months ended September 30, 2009 were $1.0 million in severance and retention costs, $0.4 million of fixed asset impairments, and $0.5 million in transition costs. Included in the $7.7 million of charges for the nine months ended September 30, 2009, was $6.2 million in severance and retention costs, $0.8 million of fixed asset and inventory impairments, $0.6 million in transition costs and $0.1 million in acceleration of facility exit costs. Of these restructuring charges, 50%, or $0.9 million and $3.9 million, has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the three and nine months ended September 30, 2009, respectively.
     Since inception of the plan, we have recorded $16.7 million in restructuring charges, including $4.0 million related to the acceleration of facility restoration costs, $5.9 million of fixed asset and inventory impairments, $4.0 million in severance costs, $0.7 million in early termination lease penalties and $2.7 million in transition costs as well as $0.6 million related to a pension plan curtailment gain associated with the Bedford employees being terminated. SPD has been allocated $31.3 million in restructuring charges since the inception of the plan, including $9.7 million of fixed asset and inventory impairments, $11.4 million in severance and retention costs, $2.9 million in early termination lease penalties, $6.7 million in facility exit costs and $0.6 million related to the acceleration of facility exit costs. Of the total exit costs, including the costs incurred by SPD under this plan, which consists of severance-related costs, lease penalties and restoration costs, $6.7 million remains unpaid as of September 30, 2010. We anticipate incurring additional costs of approximately $1.6 million related to the closure of this facility, including, but not limited to, transition costs and rent obligations which will terminate in September 2011. Of these additional anticipated costs, approximately $0.3 million will be borne by us and included primarily in our professional diagnostics business segment and approximately $1.4 million will be borne by SPD.
     Additionally, in 2008, we formulated business transition plans related to the closure of our Cholestech, HemoSense, Inc. and Panbio facilities. In connection with these plans, we incurred $0.1 million and $2.4 million in restructuring charges during the three and nine months ended September 30, 2010, respectively. Included in the charges for nine-month period were $0.2 million relates to severance and retention costs, $1.3 million in facility closure and transition costs, $0.8 million in fixed asset and inventory write-offs and $0.1 million in present value accretion of facility lease costs. During the nine months ended September 30, 2010, $2.3 million in charges was included in operating income of our professional diagnostics business segment. We charged $0.1 million, related to the present value accretion of facility lease costs, to interest expense for the three and nine months ended September 30, 2010. We incurred $1.5 million in restructuring charges during the three months ended September 30, 2009, including $0.1 million in severance and retention costs, $0.8 million in transition costs and $0.6 million in inventory write-offs. During the nine months ended September 30, 2009, we recorded $5.5 million in charges, including $2.0 million in fixed asset impairments, $1.3 million in severance and retention costs, $1.3 million in transition costs, $0.8 million in inventory write-offs and $0.1 million in present value accretion of facility lease costs. During the three and nine months ended September 30, 2009, respectively, $1.5 million and $5.4 million in charges were included in operating income of our professional diagnostics business segment. We charged $0.1 million, related to the present value accretion of facility lease costs, to interest expense for the nine months ended September 30, 2009. Since inception of the plans, we have incurred $14.3 million in restructuring charges, including $4.5 million in severance and retention costs, $3.4 million in fixed asset impairments, $4.5 million in transition costs, $1.5 million in inventory write-offs and $0.4 million in present value accretion of facility lease costs related to these plans. Of the $9.5 million in severance and exit costs, $0.7 million remains unpaid as of September 30, 2010. We anticipate incurring additional charges under our Cholestech plan, primarily related to facility exit costs and present value accretion of facility lease costs. See Note 9(c) for further information and costs related to these plans.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(11) Long-term Debt
     We had the following long-term debt balances outstanding (in thousands):

	September 30, 2010	December 31, 2009
First Lien Credit Agreement — Term loans	$943,688	$951,000
First Lien Credit Agreement — Revolving line of credit	—	142,000
Second Lien Credit Agreement	250,000	250,000
3% Senior subordinated convertible notes	150,000	150,000
9% Senior subordinated notes, net of original issue discount	389,322	388,278
7.875% Senior notes, net of original issue discount	244,551	243,959
8.625% Senior subordinated notes	400,000	—
Lines of credit	1,291	2,902
Other	17,331	19,346

	2,396,183	2,147,485
Less: Current portion	(15,030)	(18,970)

	$2,381,153	$2,128,515

     Our First Lien Credit Agreement and our Second Lien Credit Agreement are collectively referred to as our secured credit facilities. Included in the secured credit facilities is a revolving line of credit of $150.0 million. Under the terms of our secured credit facilities, substantially all of the assets of our U.S. subsidiaries are pledged as collateral. With respect to shares or ownership interests of foreign subsidiaries owned by U.S. entities, we have pledged 66% of such assets.
     On September 21, 2010, we completed the sale of $400.0 million aggregate principal amount of the 8.625% senior subordinated notes due 2018, or the 8.625% subordinated notes, in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers and to persons outside the United States. The proceeds are intended to be used for working capital and other general corporate purposes. At September 30, 2010, we had $400.0 million in indebtedness under our 8.625% subordinated notes.
     The 8.625% subordinated notes, which were issued under a supplemental indenture dated September 21, 2010, as amended or supplemented, the September 2010 Indenture, accrue interest from the date of their issuance, at the rate of 8.625% per year. Interest on the notes is payable semi-annually on April 1 and October 1, commencing on April 1, 2011. The notes mature on October 1, 2018, unless earlier redeemed.
     We may redeem the 8.625% subordinated notes, in whole or part, at any time (which may be more than once) on or after October 1, 2014, by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to, but excluding, the redemption date. The premium declines from 4.313% during the twelve months on and after October 1, 2014 to 2.156% during the twelve months on and after October 1, 2015 to zero on and after October 1, 2016. Prior to October 1, 2013, we may redeem, in whole or part, at any time (which may be more than once), up to 35% of the aggregate principal amount of the 8.625% subordinated notes with money that we raise in certain equity offerings so long as (i) we pay 108.625% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to (but excluding) the redemption date; (ii) we redeem the notes within 90 days of completing such equity offering; and (iii) at least 65% of the aggregate principal amount of the 8.625% subordinated notes, including any 8.625% subordinated notes issued after September 21, 2010, remains outstanding afterwards. In addition, at any time prior to October 1, 2014, we may redeem some or all of the 8.625% subordinated notes by paying the principal amount of the notes being redeemed plus the payment of a make-whole premium, plus accrued and unpaid interest to, but excluding, the redemption date.
     If a change of control occurs, subject to specified conditions, we must give holders of the 8.625% subordinated notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the date of the purchase.
     If we or our subsidiaries engage in asset sales, we or they generally must either invest the net cash proceeds from such sales in our or their businesses within a specified period of time, repay senior indebtedness or make an

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
offer to purchase a principal amount of the 8.625% subordinated notes equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.
     The 8.625% subordinated notes are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 8.625% subordinated notes and the September 2010 Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt. See Note 22 for guarantor financial information.
     The September 2010 Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability to pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock of our or their subsidiaries; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.
     In connection with our significant long-term debt issuances, we recorded interest expense, including amortization of deferred financing costs and original issue discounts, in our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Secured credit facilities	$15,818	$15,880	$47,314	$47,634
3% Senior subordinated convertible notes	1,205	1,248	3,696	3,743
9% Senior subordinated notes	9,914	10,001	29,417	15,236
7.875% Senior notes	5,462	1,878	16,030	1,878
8.625% Senior subordinated notes	972	—	972	—

	$33,371	$29,007	$97,429	$68,491

     In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and a maturity date of September 28, 2010. These interest rate swap contracts paid us variable interest at the three-month LIBOR rate, and we paid the counterparties a fixed rate of 4.85%. In March 2009, we extended our August 2007 interest rate hedge for an additional two-year period commencing in September 2010 at a one-month LIBOR rate of 2.54%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loans under the secured credit facilities into fixed rate debt.
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
     The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on/in our accompanying consolidated balance sheets and consolidated statements of operations and in accumulated other comprehensive loss (in thousands):

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

		Fair Value at	Fair Value at
Derivative Instruments	Balance Sheet Caption	September 30, 2010	December 31, 2009
Interest rate swap contracts(1)	Accrued expenses and other current liabilities	$1,232	$—

Interest rate swap contracts(1)	Other long-term liabilities	$14,326	$15,945

		Amount of	Amount of
		Gain Recognized	Loss Recognized
		During the Three	During the Three
		Months Ended	Months Ended
Derivative Instruments	Location of Gain (Loss) Recognized in Income	September 30, 2010	September 30, 2009
Interest rate swap contracts(1)	Other comprehensive loss	$1,115	$(3,646)

		Amount of Gain	Amount of
		Recognized	Gain Recognized
		During the Nine	During the Nine
		Months Ended	Months Ended
Derivative Instruments	Location of Gain Recognized in Income	September 30, 2010	September 30, 2009
Interest rate swap contracts(1)	Other comprehensive loss	$388	$2,274

(1)	See Note 11 regarding our interest rate swaps which qualify as cash flow hedges.
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
     Described below are the three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in marketable securities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 liabilities include interest rate swap contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the contingent consideration obligations related to our acquisitions completed after January 1, 2009 are valued using Level 3 inputs.
     The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	September 30,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$26,696	$26,696	$—	$—

Total assets	$26,696	$26,696	$—	$—

Liabilities:
Interest rate swap liability (1)	$15,558	$—	$15,558	$—
Contingent consideration obligations (2)	101,392	—	—	101,392

Total liabilities	$116,950	$—	$15,558	$101,392

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

		Quoted Prices in	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$2,450	$2,450	$—	$—

Total assets	$2,450	$2,450	$—	$—

Liabilities:
Interest rate swap liability (1)	$15,945	$—	$15,945	$—
Contingent consideration obligations (2)	43,178	—	—	43,178

Total liabilities	$59,123	$—	$15,945	$43,178

(1)	The fair value of our interest rate swaps is based on the application of standard discounted cash flow models using market interest rate data. As of September 30, 2010, $1,232 was included in accrued expenses and other current liabilities and $14,326 was included in other long-term liabilities on our accompanying consolidated balance sheet. As of December 31, 2009, $15,945 was included in other long-term liabilities on our accompanying consolidated balance sheet.

(2)	The fair value measurement of the contingent consideration obligations related to the acquisitions completed after January 1, 2009 are valued using Level 3 inputs. We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Changes in the value of these contingent consideration obligations are recorded as income or expense, a component of operating income in our consolidated statement of operations. See Note 17 for additional information on the valuation of our contingent consideration obligations.
     Changes in the fair value of our Level 3 contingent consideration obligations during the nine months ended September 30, 2010 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2010	$43,178
Acquisition date fair value of contingent consideration obligations recorded	60,743
Payments	(250)
Adjustments, net (income) expense	(2,279)

Fair value of contingent consideration obligations, September 30, 2010	$101,392

     At September 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.
     The carrying amount and the estimated fair value of our long-term debt were $2.4 billion each at September 30, 2010. The carrying amount and the estimated fair value of our long-term debt were $2.1 billion each at December 31, 2009. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.
(14) Defined Benefit Pension Plan
     Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost	$—	$—	$—	$—
Interest cost	158	156	469	439
Expected return on plan assets	(110)	(115)	(327)	(324)
Realized losses	—	—	—	—

Net periodic benefit cost	$48	$41	$142	$115

ALERE INC. AND SUBSIDIARIES
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
     We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

				Corporate
	Professional	Health	Consumer	and
	Diagnostics	Management	Diagnostics	Other	Total
Three months ended September 30, 2010:
Net revenue to external customers	$363,519	$152,894	$22,266	$—	$538,679
Operating income (loss)	$50,902	$74	$1,584	$(21,185)	$31,375
Depreciation and amortization	$61,328	$29,907	$960	$157	$92,352
Restructuring charge	$13	$123	$(7)	$—	$129
Stock-based compensation	$—	$—	$—	$7,263	$7,263
Three months ended September 30, 2009:
Net revenue to external customers	$340,617	$131,335	$40,713	$—	$512,665
Operating income (loss)	$73,850	$(1,688)	$1,271	$(20,228)	$53,205
Depreciation and amortization	$48,821	$29,262	$1,583	$204	$79,870
Restructuring charge	$2,952	$2,116	$(47)	$—	$5,021
Stock-based compensation	$—	$—	$—	$7,802	$7,802
Nine months ended September 30, 2010:
Net revenue to external customers	$1,053,423	$451,182	$72,288	$—	$1,576,893
Operating income (loss)	$135,333	$(8,180)	$5,421	$(50,431)	$82,143
Depreciation and amortization	$181,487	$89,955	$3,583	$482	$275,507
Restructuring charge	$7,128	$6,176	$45	$—	$13,349
Stock-based compensation	$—	$—	$—	$22,947	$22,947
Nine months ended September 30, 2009:
Net revenue to external customers	$893,618	$376,013	$106,839	$—	$1,376,470
Operating income (loss)	$164,953	$(3,185)	$(296)	$(50,542)	$110,930
Depreciation and amortization	$133,878	$85,100	$4,792	$638	$224,408
Restructuring charge	$9,871	$2,116	$57	$—	$12,044
Stock-based compensation	$—	$—	$—	$20,287	$20,287
Assets:
As of September 30, 2010	$4,795,165	$1,998,345	$228,464	$288,749	$7,310,723
As of December 31, 2009	$4,261,716	$2,031,260	$219,647	$431,369	$6,943,992
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
     We had a net payable to SPD of $4.8 million and $0.5 million as of September 30, 2010 and December 31, 2009, respectively. Additionally, customer receivables associated with revenue earned after SPD was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $7.5 million and $12.3 million as of September 30, 2010 and December 31, 2009, respectively. In connection with the joint venture arrangement, SPD bears the collection risk associated with these receivables. Sales to SPD under our manufacturing agreement totaled $14.7 million and $49.4 million during the three and nine months ended September 30, 2010, respectively, and $31.2 million and $80.5 million during the three and nine months ended September 30, 2009, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with SPD totaled $0.4 million and $0.9 million during the three and nine months ended September 30, 2010, respectively, and $0.5 million and $1.4 million during the three and nine months ended September 30, 2009, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.
     Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in the U.K. and China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $7.9 million and $14.5 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively, and $19.5 million and $23.2 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010 and 2009, we received $8.8 million and $10.0 million, respectively, in cash from SPD as a return of capital.
(17) Material Contingencies and Legal Settlements
     (a) Legal Proceedings
     Our material pending legal proceedings are described in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, or the Form 10-K. We entered into a settlement related to the two intellectual property litigation matters relating to our health management businesses described in the Form 10-K and, on May 17, 2010, orders of dismissal were entered by the relevant Courts. During the nine months ended September 30, 2010, we recognized a net gain of approximately $5.3 million associated with this settlement in other income in our consolidated statements of operations.
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
     We determine the acquisition date fair value of the contingent consideration obligations based on a probability-weighted approach derived from the overall likelihood of achieving the targets before the corresponding delivery dates. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant probability-weighted milestone payments are discounted using a discount rate based upon the weighted-average cost of capital. At each reporting date, we revalue the contingent consideration obligations to the reporting date fair values and record increases and decreases in the fair values as income or expense in our consolidated statements of operations.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Increases or decreases in the fair values of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of earn-out criteria and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.
     The adoption of this guidance was done on a prospective basis. For acquisitions completed prior to January 1, 2009, contingent consideration will be accounted for as an increase in the aggregate purchase price and goodwill, if and when the contingencies occur.
     We have contractual contingent consideration terms related to our acquisitions of Accordant, Ameditech Inc., or Ameditech, Free & Clear, Immunalysis, a privately-owned research and development operation, JSM, Mologic, Tapestry, a privately-owned U.K. research and development operation, Vision Biotech Pty Ltd, or Vision, a privately-owned health management business acquired in 2008, and certain other small businesses.
     (i) Acquisitions Completed prior to January 1, 2009
     • Ameditech
     With respect to Ameditech, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue targets for the one-year period ending on the first anniversary of the acquisition date and the one-year period ending on the second anniversary of the acquisition date. As of September 30, 2010, the remaining contingent consideration to be earned is approximately $4.0 million.
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
     • Vision
     With respect to Vision, the terms of the acquisition agreement provide for incremental consideration payable to the former Vision shareholders upon the completion of certain product development milestones and successfully maintaining certain production levels and product costs during each of the two years following the acquisition date, which was September 4, 2008. The final milestone totaling approximately $1.0 million was earned and paid during the third quarter of 2010. The achievement of this milestone was accounted for as an increase in the aggregate purchase price and goodwill during the third quarter of 2010.
     (ii) Acquisitions Completed on or after January 1, 2009
     • Accordant
     With respect to Accordant, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and cash collection targets starting after the second anniversary of the acquisition date and completed prior to the third anniversary date of the acquisition. The maximum amount of the earn-out payment is $6.0 million and, if earned, payment will be made during 2012 and 2013. We recorded expense of approximately $0.2 million and $0.5 million within general and administrative expense in our consolidated statements of operations during the three and nine months ended September 30, 2010, respectively, as a net result of a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of September 30, 2010, the fair value of the contingent consideration obligation was approximately $3.9 million.
     • Free & Clear
     With respect to Free & Clear, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during fiscal year 2010. The maximum amount of the earn-out payment is $30.0 million and, if earned, payment will be made in 2011. We recorded expense of

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
approximately $1.7 million and income of $3.7 million within general and administrative expense in our consolidated statements of operations during the three and nine months ended September 30, 2010, respectively, as a net result of changes to revenue and EBITDA estimates, changes in probability assumptions, a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of September 30, 2010, the fair value of the contingent consideration obligation was approximately $11.0 million.
     • JSM
     With respect to JSM, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the fiscal years 2010 through 2012. The maximum amount of the earn-out payments is approximately $3.0 million. We recorded income of approximately $46,000 and expense of $0.1 million within general and administrative expense in our consolidated statements of operations during the three and nine months ended September 30, 2010, respectively, as a net result of a decrease in the discount period, changes in probability assumptions and fluctuations in the discount rate since the acquisition date. As of September 30, 2010, the fair value of the contingent consideration obligation was approximately $1.1 million.
     • Immunalysis
     With respect to Immunalysis, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain gross profit targets during each of the fiscal years 2010 through 2012. The maximum amount of the earn-out payments is $5.0 million. As of September 30, 2010, the fair value of the contingent consideration obligation was approximately $1.2 million.
     Additionally, we have a contractual contingent obligation to pay up to a total of $3.0 million in compensation to certain executives of Immunalysis in accordance with the acquisition agreement that, if earned, will be paid out in connection with the contingent consideration payable to the former shareholders of Immunalysis, in each of the calendar years 2010, 2011 and 2012.
     In no case, will the aggregate total of the two contingent obligations noted above exceed $6.0 million.
     • Privately-owned research and development operation
     With respect to our acquisition of a privately-owned research and development operation, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting multiple product development related milestones during the five years following the acquisition. The maximum amount of the earn-out payments is $57.5 million. We recorded expense of approximately $0.6 million within general and administrative expense in our consolidated statements of operations during both the three and nine months ended September 30, 2010 as a net result of a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of September 30, 2010, the fair value of the contingent consideration obligation was approximately $25.1 million.
     • Mologic
     With respect to Mologic, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting five R&D project milestones during the four years following the acquisition. The maximum amount of the earn-out payments is $19.0 million, which will be paid in shares of our common stock. We recorded expense of approximately $0.4 million and $0.2 million within general and administrative expense in our consolidated statements of operations during the three and nine months ended September 30, 2010, respectively, as a net result of a decrease in the discount period, adjustments to certain probability factors and fluctuations in the discount rate since the acquisition date. As of September 30, 2010, the fair value of the contingent consideration obligation was approximately $6.0 million.
     • Privately-owned U.K. research and development operation
     With respect to our acquisition of a privately-owned U.K. research and development operation, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and product development targets. The

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
maximum amount of the earn-out payments is $125.0 million and, if earned, payments are expected to be made during the eight year period following the acquisition date, but could extend thereafter. We recorded expense of approximately $0.9 million and $2.3 million within general and administrative expense in our consolidated statements of operations during the three and nine months ended September 30, 2010, respectively, as a net result of a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of September 30, 2010, the fair value of the contingent consideration obligation was approximately $37.9 million.
     • Tapestry
     With respect to Tapestry, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the fiscal years 2010 and 2011. The maximum amount of the earn-out payments is $25.0 million which, if earned, will be paid in shares of our common stock, except in the case that the 2010 financial targets defined under the agreement and plan of merger are exceeded, in which case the seller may elect to be paid the 2010 earn-out in cash. If the seller elects to be paid in cash, the earn-out will be capped at $20.0 million. We recorded expense of approximately $0.8 million and income of $2.3 million within general and administrative expense in our consolidated statements of operations during the three and nine months ended September 30, 2010, respectively, as a net result of a decrease in the discount period, adjustments to certain probability factors and fluctuations in the discount rate since the acquisition date. As of September 30, 2010, the fair value of the contingent consideration obligation was approximately $14.4 million.
     (c) Contingent Obligations
     • Agreements with Epocal
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
     • Option agreement with P&G
     In connection with the formation of SPD in May 2007, we entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on the fourth anniversary date of the agreement, to require us to acquire all of P&G’s interest in SPD at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to SPD, to acquire all of our interest in SPD at fair market value. No gain on the proceeds that we received from P&G through the formation of SPD will be recognized in our financial statements until P&G’s option to require us to purchase its interest in SPD expires. If P&G chooses to exercise its option, the deferred gain carried on our books would be reversed in connection with the repurchase transaction. As of September 30, 2010, the deferred gain of $288.6 million is presented as a current liability on our accompanying consolidated balance sheet. As of December 31, 2009, the deferred gain of $288.8 million is presented as a long-term liability.
     • Put arrangement with minority shareholder in Standard Diagnostics
     We entered into a put arrangement as part of a shareholder agreement with respect to the common securities that represent the 21.25% non-controlling interest of a certain minority shareholder in Standard Diagnostics. This put arrangement is exercisable at KRW 40,000 per share by the counterparty upon the occurrence of certain events which are outside of our control. As a result, this non-controlling interest is classified as mezzanine equity on our accompanying consolidated balance sheet as of September 30, 2010. The redeemable non-controlling interest was

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
recorded at its fair value of KRW 57.9 billion, or $49.2 million, as of the consummation of the transaction on February 8, 2010. The redeemable put arrangement has an estimated redemption price of KRW 65.4 billion, or $56.9 million, as of September 30, 2010. The redeemable non-controlling interest will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable. In addition, if the put is exercised, we will incur a penalty in the amount of KRW 63.0 billion, or approximately $54.8 million at September 30, 2010, which will be accounted for as compensation expense at the time of exercise. On October 30, 2010, we entered into an agreement with this minority shareholder whereby we would purchase all of this shareholder’s remaining shares in Standard Diagnostics for a total purchase price of KRW 125.4 billion, or approximately $111.6 million at October 30, 2010. This share purchase transaction was completed on November 5, 2010, which included the termination of the put arrangement. We will account for KRW 65.4 billion, or approximately $58.2 million at November 5, 2010, of the transaction consideration as purchase price and KRW 60.0 billion, or approximately $53.4 million at November 5, 2010, as compensation expense as a result of the transition of the day-to-day management control of the business to us and the termination of the put arrangement.
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
     In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF, or ASU 2009-13. ASU 2009-13 will separate multiple-deliverable revenue arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments of this update will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments of this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this update will require that a vendor determine its best estimated selling price in a manner consistent with that used to determine the price to sell the

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
deliverable on a standalone basis. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard.
Recently Adopted Standards
     Effective July 1, 2010, we adopted ASU No. 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Credit Derivatives, or ASU 2010-11. ASU 2010-11 clarifies that embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. ASU 2010-11 also provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations are subject to bifurcations and separate accounting. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.
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
(19) Equity Investments
     We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:
     (i) SPD
     In May 2007, we completed the formation of SPD, our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form SPD, we ceased to consolidate the operating results of our consumer diagnostics business related to SPD. We recorded earnings of $(0.4) million and $6.8 million during the three and nine months ended September 30, 2010, respectively, and we recorded earnings of $1.6 million and $4.0 million during the three and nine months ended September 30, 2009, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods.
     (ii) TechLab
     In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. We recorded earnings of $0.4 million and $1.4 million during the three and nine months ended September 30, 2010, respectively, and we recorded earnings of $0.5 million and $1.5 million during the three and nine months ended September 30, 2009, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.
     Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):
Combined Condensed Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$54,014	$55,077	$168,876	$148,064

Gross profit	$31,182	$31,481	$101,024	$96,234

Net income after taxes	$(281)	$4,082	$16,393	$10,896

Combined Condensed Balance Sheets:

	September 30, 2010	December 31, 2009
Current assets	$89,145	$87,880
Non-current assets	25,949	26,881

Total assets	$115,094	$114,761

Current liabilities	$62,069	$61,959
Non-current liabilities	1,749	1,492

Total liabilities	$63,818	$63,451

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$—	$23,145	$4,362	$63,590

Income (loss) from discontinued operations before income taxes	$(40)	$665	$19,227	$(2,074)
Provision (benefit) for income taxes	$(42)	$252	$7,314	$(974)

Income (loss) from discontinued operations, net of taxes	$2	$413	$11,913	$(1,100)

(21) Gain on Disposition
     In September 2009, we disposed of our majority ownership interest in our Diamics Inc., or Diamics, operation, which was part of our professional diagnostics reporting unit and business segment. During the period from the date of acquisition of Diamics in July 2007 until its disposition in September 2009, under the principles of consolidation, we consolidated 100% of the operating results of the Diamics operations in our consolidated statement of operations. As a result of the disposition, we recorded a gain of $3.4 million during the three and nine months ended September 30, 2009.
(22) Guarantor Financial Information
     Our 9% senior subordinated notes due 2016, our 7.875% senior notes due 2016, and our 8.625% subordinated notes due 2018, are guaranteed by certain of our consolidated subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of September 30, 2010 and December 31, 2009, the statements of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009 for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$206,790	$183,080	$(26,437)	$363,433
Services revenue	—	156,956	14,167	—	171,123

Net product sales and services revenue	—	363,746	197,247	(26,437)	534,556
License and royalty revenue	—	2,626	2,951	(1,454)	4,123

Net revenue	—	366,372	200,198	(27,891)	538,679

Cost of net product sales	4,808	93,727	97,895	(25,881)	170,549
Cost of services revenue	(974)	77,262	4,494	—	80,782

Cost of net product sales and services revenue	3,834	170,989	102,389	(25,881)	251,331
Cost of license and royalty revenue	—	36	3,220	(1,454)	1,802

Cost of net revenue	3,834	171,025	105,609	(27,335)	253,133

Gross profit	(3,834)	195,347	94,589	(556)	285,546

Operating expenses:
Research and development	7,216	15,223	9,995	—	32,434
Sales and marketing	(2,002)	83,449	44,159	—	125,606
General and administrative	18,496	55,598	22,037	—	96,131

Operating income (loss)	(27,544)	41,077	18,398	(556)	31,375
Interest expense, including amortization of original issue discounts and deferred financing costs	(33,782)	(18,791)	(1,899)	20,292	(34,180)
Other income (expense), net	19,682	(79)	8,214	(20,292)	7,525

Income (loss) from continuing operations before provision (benefit) for income taxes	(41,644)	22,207	24,713	(556)	4,720
Provision (benefit) for income taxes	(12,623)	11,362	4,212	(3,118)	(167)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(29,021)	10,845	20,501	2,562	4,887
Equity in earnings of subsidiaries, net of tax	33,356	—	—	(33,356)	—
Equity earnings of unconsolidated entities, net of tax	514	—	(428)	(148)	(62)

Income (loss) from continuing operations	4,849	10,845	20,073	(30,942)	4,825
Income (loss) from discontinued operations, net of tax	(22)	(86)	68	42	2

Net income (loss)	4,827	10,759	20,141	(30,900)	4,827
Less: Net income (loss) attributable to non-controlling interests	—	—	1,494	—	1,494

Net income (loss) attributable to Alere Inc. and Subsidiaries	4,827	10,759	18,647	(30,900)	3,333
Preferred stock dividends	(6,147)	—	—	—	(6,147)

Net income (loss) available to common stockholders	$(1,320)	$10,759	$18,647	$(30,900)	$(2,814)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$233,582	$163,276	$(26,116)	$370,742
Services revenue	—	132,293	1,782	—	134,075

Net product sales and services revenue	—	365,875	165,058	(26,116)	504,817
License and royalty revenue	—	2,942	7,006	(2,100)	7,848

Net revenue	—	368,817	172,064	(28,216)	512,665

Cost of net product sales	947	99,082	92,930	(23,746)	169,213
Cost of services revenue	43	60,204	962	—	61,209

Cost of net product sales and services revenue	990	159,286	93,892	(23,746)	230,422
Cost of license and royalty revenue	(297)	16	4,327	(2,100)	1,946

Cost of net revenue	693	159,302	98,219	(25,846)	232,368

Gross profit	(693)	209,515	73,845	(2,370)	280,297

Operating expenses:
Research and development	7,890	14,471	5,359	—	27,720
Sales and marketing	2,149	80,606	33,525	—	116,280
General and administrative	17,486	50,884	18,077	—	86,447
Gain on disposition	(2,682)	—	(673)	—	(3,355)

Operating income (loss)	(25,536)	63,554	17,557	(2,370)	53,205
Interest expense, including amortization of original issue discounts and deferred financing costs	(29,400)	(9,760)	(3,112)	11,692	(30,580)
Other income (expense), net	10,884	(1,339)	3,334	(11,692)	1,187

Income (loss) from continuing operations before provision (benefit) for income taxes	(44,052)	52,455	17,779	(2,370)	23,812
Provision (benefit) for income taxes	(2,619)	24,725	5,988	(22,093)	6,001

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(41,433)	27,730	11,791	19,723	17,811
Equity in earnings of subsidiaries, net of tax	61,189	—	—	(61,189)	—
Equity earnings of unconsolidated entities, net of tax	527	—	1,598	(66)	2,059

Income (loss) from continuing operations	20,283	27,730	13,389	(41,532)	19,870
Income (loss) from discontinued operations, net of tax	—	396	17	—	413

Net income (loss)	20,283	28,126	13,406	(41,532)	20,283
Less: Net income (loss) attributable to non-controlling interests	—	—	141	—	141

Net income (loss) attributable to Alere Inc. and Subsidiaries	20,283	28,126	13,265	(41,532)	20,142
Preferred stock dividends	(5,843)	—	—	—	(5,843)

Net income (loss) available to common stockholders	$14,440	$28,126	$13,265	$(41,532)	$14,299

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$610,847	$533,980	$(81,278)	$1,063,549
Services revenue	—	457,695	39,597	—	497,292

Net product sales and services revenue	—	1,068,542	573,577	(81,278)	1,560,841
License and royalty revenue	—	6,950	13,048	(3,946)	16,052

Net revenue	—	1,075,492	586,625	(85,224)	1,576,893

Cost of net product sales	12,275	279,452	289,480	(80,217)	500,990
Cost of services revenue	499	223,253	15,239	—	238,991

Cost of net product sales and services revenue	12,774	502,705	304,719	(80,217)	739,981
Cost of license and royalty revenue	—	46	9,311	(3,946)	5,411

Cost of net revenue	12,774	502,751	314,030	(84,163)	745,392

Gross profit	(12,774)	572,741	272,595	(1,061)	831,501

Operating expenses:
Research and development	21,055	47,016	28,116	—	96,187
Sales and marketing	8,165	230,160	130,691	—	369,016
General and administrative	41,233	172,240	70,682	—	284,155

Operating income (loss)	(83,227)	123,325	43,106	(1,061)	82,143
Interest expense, including amortization of original issue discounts and deferred financing costs	(98,707)	(57,067)	(6,900)	61,753	(100,921)
Other income (expense), net	59,471	(754)	17,717	(61,753)	14,681

Income (loss) from continuing operations before provision (benefit) for income taxes	(122,463)	65,504	53,923	(1,061)	(4,097)
Provision (benefit) for income taxes	(42,102)	31,579	17,862	(8,303)	(964)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(80,361)	33,925	36,061	7,242	(3,133)
Equity in earnings of subsidiaries, net of tax	94,042	—	—	(94,042)	—
Equity earnings of unconsolidated entities, net of tax	1,522	—	6,873	(200)	8,195

Income (loss) from continuing operations	15,203	33,925	42,934	(87,000)	5,062
Income (loss) from discontinued operations, net of tax	1,772	15,940	1,514	(7,313)	11,913

Net income (loss)	16,975	49,865	44,448	(94,313)	16,975
Less: Net income (loss) attributable to non-controlling interests	—	—	1,167	—	1,167

Net income (loss) attributable to Alere Inc. and Subsidiaries	16,975	49,865	43,281	(94,313)	15,808
Preferred stock dividends	(18,001)	—	—	—	(18,001)

Net income (loss) available to common stockholders	$(1,026)	$49,865	$43,281	$(94,313)	$(2,193)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$640,771	$413,416	$(81,584)	$972,603
Services revenue	—	378,128	5,151	—	383,279

Net product sales and services revenue	—	1,018,899	418,567	(81,584)	1,355,882
License and royalty revenue	—	8,189	18,699	(6,300)	20,588

Net revenue	—	1,027,088	437,266	(87,884)	1,376,470

Cost of net product sales	2,460	329,656	234,171	(119,935)	446,352
Cost of services revenue	136	169,728	2,259	—	172,123

Cost of net product sales and services revenue	2,596	499,384	236,430	(119,935)	618,475
Cost of license and royalty revenue	(297)	(21)	11,970	(6,300)	5,352

Cost of net revenue	2,299	499,363	248,400	(126,235)	623,827

Gross profit	(2,299)	527,725	188,866	38,351	752,643

Operating expenses:
Research and development	20,116	43,147	17,548	—	80,811
Sales and marketing	4,489	230,764	81,627	—	316,880
General and administrative	43,126	152,319	51,932	—	247,377
Gain on disposition	(2,682)	—	(673)	—	(3,355)

Operating income (loss)	(67,348)	101,495	38,432	38,351	110,930
Interest expense, including amortization of original issue discounts and deferred financing costs	(68,890)	(29,830)	(9,126)	35,754	(72,092)
Other income (expense), net	33,310	(2,942)	6,404	(35,754)	1,018

Income (loss) from continuing operations before provision (benefit) for income taxes	(102,928)	68,723	35,710	38,351	39,856
Provision (benefit) for income taxes	(20,133)	51,676	12,998	(31,640)	12,901

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(82,795)	17,047	22,712	69,991	26,955
Equity in earnings of subsidiaries, net of tax	112,580	—	—	(112,580)	—
Equity earnings of unconsolidated entities, net of tax	1,609	—	4,074	(144)	5,539

Income (loss) from continuing operations	31,394	17,047	26,786	(42,733)	32,494
Income (loss) from discontinued operations, net of tax	—	(1,271)	171	—	(1,100)

Net income (loss)	31,394	15,776	26,957	(42,733)	31,394
Less: Net income (loss) attributable to non-controlling interests	—	—	465	—	465

Net income (loss) attributable to Alere Inc. and Subsidiaries	31,394	15,776	26,492	(42,733)	30,929
Preferred stock dividends	(17,056)	—	—	—	(17,056)

Net income (loss) available to common stockholders	$14,338	$15,776	$26,492	$(42,733)	$13,873

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
September 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$240,269	$86,349	$160,963	$—	$487,581
Restricted cash	—	1,872	827	—	2,699
Marketable securities	—	843	4,841	—	5,684
Accounts receivable, net of allowances	—	210,195	174,633	—	384,828
Inventories, net	249	129,028	140,365	(7,176)	262,466
Deferred tax assets	36,907	27,947	1,811	(32,352)	34,313
Income tax receivable	—	1,640	40	—	1,680
Prepaid expenses and other current assets	5,640	20,017	45,626		71,283
Intercompany receivables	932,475	429,117	12,933	(1,374,525)	—

Total current assets	1,215,540	907,008	542,039	(1,414,053)	1,250,534
Property, plant and equipment, net	1,487	255,673	118,718	(6,083)	369,795
Goodwill	2,307,755	649,570	775,338	(5,067)	3,727,596
Other intangible assets with indefinite lives	6,916	16,920	42,767	—	66,603
Finite-lived intangible assets, net	111,157	1,114,450	482,653	—	1,708,260
Deferred financing costs, net, and other non-current assets	46,269	5,004	30,935	—	82,208
Investments in unconsolidated entities	1,942,252	2,619	37,457	(1,920,031)	62,297
Marketable securities	14,364	—	6,648	—	21,012
Deferred tax assets	416	—	39,699	(17,697)	22,418
Intercompany notes receivable	1,386,042	(18,328)	—	(1,367,714)	—

Total assets	$7,032,198	$2,932,916	$2,076,254	$(4,730,645)	$7,310,723

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$893	$4,387	$—	$15,030
Current portion of capital lease obligations	—	1,545	288	—	1,833
Accounts payable	5,010	61,749	48,670	—	115,429
Accrued expenses and other current liabilities	(136,347)	335,613	100,765	3,123	303,154
Payable to joint venture, net	—	475	4,298	—	4,773
Deferred gain on joint venture	16,332	—	272,233	—	288,565
Intercompany payables	409,471	280,819	684,235	(1,374,525)	—

Total current liabilities	304,216	681,094	1,114,876	(1,371,402)	728,784

Long-term liabilities:
Long-term debt, net of current portion	2,377,422	—	3,731	—	2,381,153
Capital lease obligations, net of current portion	—	844	95	—	939
Deferred tax liabilities	(48,848)	417,545	112,857	(54,069)	427,485
Other long-term liabilities	85,888	18,555	21,530	—	125,973
Intercompany notes payables	720,703	527,453	117,977	(1,366,133)	—

Total long-term liabilities	3,135,165	964,397	256,190	(1,420,202)	2,935,550

Redeemable non-controlling interest	—	—	50,371	—	50,371

Stockholders’ equity	3,592,817	1,287,425	651,616	(1,939,041)	3,592,817
Non-controlling interests	—	—	3,201	—	3,201

Equity	3,592,817	1,287,425	654,817	(1,939,041)	3,596,018

Total liabilities and equity	$7,032,198	$2,932,916	$2,076,254	$(4,730,645)	$7,310,723

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
December 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$294,137	$82,602	$116,034	$—	$492,773
Restricted cash	—	1,576	848	—	2,424
Marketable securities	—	947	—	—	947
Accounts receivable, net of allowances	—	188,355	166,098	—	354,453
Inventories, net	—	122,062	106,544	(7,067)	221,539
Deferred tax assets	36,907	27,947	1,638	—	66,492
Income tax receivable	—	1,107	—	—	1,107
Prepaid expenses and other current assets	8,160	25,077	39,838	—	73,075
Assets held for sale	—	53,545	603	—	54,148
Intercompany receivables	861,596	329,771	12,500	(1,203,867)	—

Total current assets	1,200,800	832,989	444,103	(1,210,934)	1,266,958
Property, plant and equipment, net	1,646	241,732	86,034	(5,024)	324,388
Goodwill	2,187,411	595,612	685,674	(5,339)	3,463,358
Other intangible assets with indefinite lives	700	21,120	21,824	—	43,644
Finite-lived intangible assets, net	102,851	1,185,151	398,425	—	1,686,427
Deferred financing costs, net, and other non-current assets	43,368	5,640	23,754	—	72,762
Investments in unconsolidated entities	1,560,458	367	38,443	(1,535,303)	63,965
Marketable securities	1,503	—	—	—	1,503
Deferred tax assets	—	—	20,987	—	20,987
Intercompany notes receivable	1,296,373	83,510	—	(1,379,883)	—

Total assets	$6,395,110	$2,966,121	$1,719,244	$(4,136,483)	$6,943,992

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$2,392	$6,828	$—	$18,970
Current portion of capital lease obligations	—	499	400	—	899
Accounts payable	2,580	63,204	60,538	—	126,322
Accrued expenses and other current liabilities	(128,488)	278,203	130,017	—	279,732
Payable to joint venture, net	—	(1,242)	1,775	—	533
Liabilities related to assets held for sale	—	11,556	2	—	11,558
Intercompany payables	306,869	275,316	621,683	(1,203,868)	—

Total current liabilities	190,711	629,928	821,243	(1,203,868)	438,014

Long-term liabilities:
Long-term debt, net of current portion	2,125,006	—	3,509	—	2,128,515
Capital lease obligations, net of current portion	—	698	242	—	940
Deferred tax liabilities	(35,999)	423,303	54,745	—	442,049
Deferred gain on joint venture	16,309	—	272,458	—	288,767
Other long-term liabilities	68,464	16,603	31,751	—	116,818
Intercompany notes payables	503,064	746,456	127,822	(1,377,342)	—

Total long-term liabilities	2,676,844	1,187,060	490,527	(1,377,342)	2,977,089

Stockholders’ equity	3,527,555	1,149,133	406,140	(1,555,273)	3,527,555
Non-controlling interests	—	—	1,334	—	1,334

Equity	3,527,555	1,149,133	407,474	(1,555,273)	3,528,889

Total liabilities and equity	$6,395,110	$2,966,121	$1,719,244	$(4,136,483)	$6,943,992

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$16,975	$49,865	$44,448	$(94,313)	$16,975
Income (loss) from discontinued operations, net of tax	1,772	15,940	1,514	(7,313)	11,913

Income (loss) from continuing operations	15,203	33,925	42,934	(87,000)	5,062
Adjustments to reconcile income (loss) from continuing operations to net cash (used in) provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(94,042)	—	—	94,042	—
Non-cash interest expense related to amortization of original issue discounts and write-off of deferred financing costs	9,025	211	1,048	—	10,284
Depreciation and amortization	16,724	183,016	78,265	(2,498)	275,507
Non-cash stock-based compensation expense	22,947	—	—	—	22,947
Impairment of inventory	—	136	576	—	712
Impairment of long-lived assets	—	651	(33)	—	618
(Gain) Loss on sale of fixed assets	—	357	250	—	607
Equity earnings of unconsolidated entities, net of tax	(1,522)	—	(6,873)	200	(8,195)
Deferred income taxes	—	(24,393)	8,890	(17,753)	(33,256)
Other non-cash items	(2,348)	976	(6)	—	(1,378)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(4,492)	14,219	(12,280)	(2,553)
Inventories, net	—	(5,231)	(23,786)	(90)	(29,107)
Prepaid expenses and other current assets	2,551	(1,643)	(6,436)	12,280	6,752
Accounts payable	2,430	(880)	(20,973)	—	(19,423)
Accrued expenses and other current liabilities	(34,582)	58,701	(10,540)	9,542	23,121
Other non-current liabilities	(11,579)	279	(10,684)	—	(21,984)
Intercompany (receivable) payable	(33,474)	(216,430)	249,904		—

Net cash (used in) provided by continuing operations	(108,667)	25,183	316,755	(3,557)	229,714
Net cash used in discontinued operations	—	(390)	—	—	(390)

Net cash (used in) provided by operating activities	(108,667)	24,793	316,755	(3,557)	229,324

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(71)	(46,129)	(25,814)	3,557	(68,457)
Proceeds from sale of property, plant and equipment	—	203	439	—	642
Cash paid for acquisitions and transaction costs, net of cash acquired	(192,975)	(33,409)	(239,199)	—	(465,583)
Increase in marketable securities	(12,619)	—	(5,268)	—	(17,887)
Net cash received from equity method investments	336	44	10,455	—	10,835
Increase in other assets	—	(406)	(1,311)	—	(1,717)

Net cash (used in) provided by continuing operations	(205,329)	(79,697)	(260,698)	3,557	(542,167)
Net cash provided by discontinued operations	—	61,446	2,000	—	63,446

Net cash (used in) provided by investing activities	(205,329)	(18,251)	(258,698)	3,557	(478,721)

Cash Flows from Financing Activities:
(Increase) decrease in restricted cash	—	(296)	16	—	(280)
Cash paid for financing costs	(9,590)	—	—	—	(9,590)
Proceeds from issuance of common stock, net of issuance costs	17,839	—	—	—	17,839
Proceeds on long-term debt	400,000	—	—	—	400,000
Repayment on long-term debt	(7,313)	—	—	—	(7,313)
Net repayments from revolving lines-of-credit	(142,000)	(1,445)	(3,540)	—	(146,985)
Excess tax benefit on exercised stock options	1,300	—	—	—	1,300
Principal payments of capital lease obligations	—	(1,054)	(216)	—	(1,270)
Other	(108)	—	(401)	—	(509)

Net cash provided by (used in) continuing operations	260,128	(2,795)	(4,141)	—	253,192
Net cash provided by discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	260,128	(2,795)	(4,141)	—	253,192

Foreign exchange effect on cash and cash equivalents	—	—	(8,987)	—	(8,987)

Net (decrease) increase in cash and cash equivalents	(53,868)	3,747	44,929	—	(5,192)
Cash and cash equivalents, beginning of period	294,137	82,602	116,034	—	492,773

Cash and cash equivalents, end of period	$240,269	$86,349	$160,963	$—	$487,581

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$31,394	$15,776	$26,957	$(42,733)	$31,394
Income (loss) from discontinued operations, net of tax	—	(1,271)	171	—	(1,100)

Income (loss) from continuing operations	31,394	17,047	26,786	(42,733)	32,494
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(112,580)	—	—	112,580	—
Non-cash interest expense related to amortization of original issue discounts and write-off of deferred financing costs	6,018	—	443	—	6,461
Depreciation and amortization	3,937	182,436	38,159	(124)	224,408
Non-cash stock-based compensation expense	20,287	—	—	—	20,287
Impairment of inventory	—	838	—	—	838
Impairment of long-lived assets	—	1,272	1,909	—	3,181
(Gain) loss on sale of fixed assets	4	562	45	—	611
Equity earnings of unconsolidated entities, net of tax	(1,609)	—	(4,074)	144	(5,539)
Deferred income taxes	1	(16,488)	(660)	6,526	(10,621)
Other non-cash items	292	1,450	(673)	—	1,069
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(19,225)	(28,042)	35	(47,232)
Inventories, net	—	41,773	(9,051)	(40,379)	(7,657)
Prepaid expenses and other current assets	1,408	4,336	(2,288)	—	3,456
Accounts payable	2,407	4,516	12,608	—	19,531
Accrued expenses and other current liabilities	(15,010)	56,167	(44,753)	(7,074)	(10,670)
Other non-current liabilities	1,032	5,774	3,500	—	10,306
Intercompany (receivable) payable	(43,709)	(213,151)	288,308	(31,448)	—

Net cash provided by (used in) continuing operations	(106,128)	67,307	282,217	(2,473)	240,923
Net cash provided by (used in) discontinued operations	—	4,482	(106)	—	4,376

Net cash provided by (used in) operating activities	(106,128)	71,789	282,111	(2,473)	245,299

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(184)	(54,914)	(22,074)	2,713	(74,459)
Proceeds from sale of property, plant and equipment	—	232	440	—	672
Cash received (paid) for acquisitions and transaction costs, net of cash acquired	(158,527)	14,396	(253,416)	80	(397,467)
Net cash received from equity method investments	979	—	11,020	4	12,003
(Increase) decrease in other assets	—	(1,140)	(3,592)	(324)	(5,056)

Net cash provided by (used in) continuing operations	(157,732)	(41,426)	(267,622)	2,473	(464,307)
Net cash provided by (used in) discontinued operations	—	(271)	—	—	(271)

Net cash provided by (used in) investing activities	(157,732)	(41,697)	(267,622)	2,473	(464,578)

Cash Flows from Financing Activities:
(Increase) decrease in restricted cash	—	(267)	15	—	(252)
Cash paid for financing costs	(15,331)	—	—	—	(15,331)
Proceeds from issuance of common stock, net of issuance costs	15,539	—	—	—	15,539
Proceeds on long-term debt	631,176	—	—	—	631,176
Repayment on long-term debt	(7,312)	(1,032)	—	—	(8,344)
Net proceeds (repayments) from revolving lines-of-credit	—	(1,283)	(2,170)	—	(3,453)
Excess tax benefit on exercised stock options	2,152	—	—	—	2,152
Principal payments of capital lease obligations	—	(469)	(171)	—	(640)
Other	(115)	—	—	—	(115)

Net cash provided by (used in) continuing operations	626,109	(3,051)	(2,326)	—	620,732
Net cash provided by (used in) discontinued operations	—	(8)	—	—	(8)

Net cash provided by (used in) financing activities	626,109	(3,059)	(2,326)	—	620,724

Foreign exchange effect on cash and cash equivalents	—	—	13,102	—	13,102

Net increase (decrease) in cash and cash equivalents	362,249	27,033	25,265	—	414,547
Cash and cash equivalents, beginning of period	1,743	69,794	69,787	—	141,324

Cash and cash equivalents, end of period	$363,992	$96,827	$95,052	$—	$555,871

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
     Our research and development efforts continue to focus on developing diagnostic technology platforms, including our Alere Heart Check handheld CHF monitoring system and our molecular platform under development in Germany, which will facilitate movement of testing from the hospital and central laboratory to the physician’s office and, ultimately, the home. Additionally, through our strong pipeline of novel proteins or combinations of proteins that function as disease biomarkers, we are developing new point-of-care tests targeted toward all of our areas of focus.
     As a global, leading supplier of near-patient monitoring tools, as well as value-added healthcare services, we are well positioned to improve care and lower healthcare costs for both providers and patients. Our rapidly growing home coagulation monitoring business, which supports doctors’ and patients’ efforts to monitor warfarin therapy using our Alere INRatio blood coagulation monitoring system, represents an early example of the convergence of diagnostic devices with health management services. Our innovative, integrated health management software system, called Apollo, which we continue to make available to customers, is also aimed at improving the integration and quality of distributed care services. Using a sophisticated data engine for acquiring and analyzing information, combined with a state-of-the-art solution for communicating with individuals and their health partners, we expect Apollo to benefit healthcare providers, health insurers and patients alike by enabling more efficient and effective health management programs.

     Net revenue increased by $26.0 million, or 5%, to $538.7 million for the three months ended September 30, 2010, from $512.7 million for the three months ended September 30, 2009. Net revenue increased primarily as a result of our health management and professional diagnostics-related acquisitions which contributed $92.1 million toward the increase. Offsetting the increased net revenue contributed by acquisitions was a decrease in North American flu-related net product sales during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Net product sales from our North American flu sales declined approximately $33.4 million, comparing the three months ended September 30, 2010 to the three months ended September 30, 2009, as a result of unusually strong flu sales during the three months ended September 30, 2009 caused by the H1N1 flu outbreak. In addition, worldwide respiratory sales, excluding North American flu sales discussed above, declined approximately $11.6 million, comparing the three months ended September 30, 2010 to the three months ended September 30, 2009. Net revenue in our health management segment, excluding net revenue contributed by our health management acquisitions discussed above, was adversely impacted as a result of the increasingly competitive environment, particularly in the less differentiated services.
     Net revenue increased by $200.4 million, or 15%, to $1.6 billion for the nine months ended September 30, 2010, from $1.4 billion for the nine months ended September 30, 2009. Net revenue increased primarily as a result of our health management and professional diagnostics-related acquisitions, which contributed $289.4 million toward the increase. Offsetting the increased net revenue contributed by acquisitions was a decrease in North American flu-related net product sales during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. Net product sales from our North American flu sales declined approximately $51.5 million, comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009, as a result of a weaker than normal flu season and unusually strong flu sales during the nine months ended September 30, 2009 caused by the H1N1 flu outbreak. In addition, worldwide respiratory sales, excluding North American flu sales discussed above, declined approximately $17.1 million, comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009. Net revenue in our health management segment, excluding net revenue contributed by our health management acquisitions discussed above, was adversely impacted as a result of the increasingly competitive environment, particularly in the less differentiated services.
     For the three and nine months ended September 30, 2010, we generated a net loss available to common stockholders of $2.8 million and $2.2 million, respectively, compared to net income available to common stockholders of $14.3 million and $13.9 million for the three and nine months ended September 30, 2009, respectively.
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
     Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue increased by $29.7 million, or 6%, to $534.6 million for the three months ended September 30, 2010, from $504.8 million for the three months ended September 30, 2009. Excluding the impact of currency translation, net product sales and services revenue for the three months ended September 30, 2010 increased by $33.6 million, or 7%, compared to the three months ended September 30, 2009. Total net product sales and services revenue increased by $205.0 million, or 15%, to $1.6 billion for the nine months ended September 30, 2010, from $1.4 billion for the nine months ended September 30, 2009. Excluding the impact of currency translation, net product sales and services revenue for the nine months ended September 30, 2010 increased by $199.7 million, or 15%, compared to the nine months ended September 30, 2009. Net product sales and services revenue by business segment for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2010	2009	Change	2010	2009	Change
Professional diagnostics	$359,481	$334,345	8%	$1,039,315	$876,258	19%
Health management	152,894	131,335	16%	451,182	376,013	20%
Consumer diagnostics	22,181	39,137	(43)%	70,344	103,611	(32)%

Total net product sales and services revenue	$534,556	$504,817	6%	$1,560,841	$1,355,882	15%

Professional Diagnostics
     Net product sales and services revenue from our professional diagnostics business segment increased by $25.1 million, or 8%, comparing the three months ended September 30, 2010 to the three months ended September 30, 2009. Net product sales and services revenue increased primarily as a result of our acquisitions of: (i) Concateno plc, or Concateno, in August 2009, which contributed $8.8 million of net product sales and services revenue in excess of those earned in the prior year’s comparative period, (ii) Standard Diagnostics, in the first quarter of 2010, which contributed $24.9 million of net product sales and services revenue, (iii) the ATS business, in February 2010, which contributed $9.5 million of net product sales and services revenue and (v) various less significant acquisitions, which contributed an aggregate of $12.8 million of such increase. Offsetting the increased net product sales and services revenue contributed by acquisitions was a decrease in North American flu-related net product sales during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Net product sales from our North American flu sales declined approximately $33.4 million, comparing the three months ended September 30, 2010 to the three months ended September 30, 2009, as a result of unusually strong flu sales during the three months ended September 30, 2009 caused by the H1N1 flu outbreak. In addition, worldwide respiratory sales, excluding North American flu sales discussed above, declined approximately $11.6 million, comparing the three months ended September 30, 2010 to the three months ended September 30, 2009. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $28.6 million, or 9%, comparing the three months ended September 30, 2010 to the three months ended September 30, 2009.
     Net product sales and services revenue from our professional diagnostics business segment increased by $163.1 million, or 19%, comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009. Net product sales and services revenue increased primarily as a result of our acquisitions of: (i) the ACON Second Territory Business, in April 2009, which contributed $15.1 million of net product sales and services revenue in excess of those earned in the prior year’s comparative period, (ii) Concateno, in August 2009, which contributed $48.9 million of net product sales and services revenue in excess of those earned in the prior year’s comparative period, (iii) Standard Diagnostics, in the first quarter of 2010, which contributed $56.8 million of net product sales and services revenue, (iv) the ATS business, in February 2010, which contributed $23.8 million of net product sales and services revenue and (v) various less significant acquisitions, which contributed an aggregate of $27.5 million of such increase. Offsetting the increased net product sales and services revenue contributed by acquisitions was a decrease in North American flu-related net product sales during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. Net product sales from our North American flu sales declined approximately $51.5 million, comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009, as a result of a weaker than normal flu season in 2010 and unusually strong flu sales during the nine months ended September 30, 2009 caused by the H1N1 flu outbreak. In addition, worldwide respiratory sales, excluding North American flu sales discussed above, declined approximately $17.1 million, comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $157.7 million, or 18%, comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009.

Health Management
     Our health management net product sales and services revenue increased by $21.6 million, or 16%, comparing the three months ended September 30, 2010 to the three months ended September 30, 2009. Of the increase, net product sales and services revenue increased primarily as a result of our acquisitions of: (i) Free & Clear, Inc., or Free & Clear, in September 2009, which contributed $18.1 million of net products sales and services revenue in excess of those earned in the prior year’s comparative period, (ii) Tapestry Medical, Inc., or Tapestry, in November 2009, which contributed $14.9 million of net product sales and services revenue (which includes revenue transferred to Tapestry from our Quality Assured Services, Inc., or QAS, subsidiary), (iii) CVS Caremark’s Accordant Common disease management program, or Accordant, in September 2009, which contributed $2.2 million of net product sales and services revenue in excess of those earned in the prior year’s comparative period and (iv) various less significant acquisitions, which contributed an aggregate of $1.0 million of such increase. Net product sales and services revenue in our health management segment, excluding the impact of these acquisitions, was adversely impacted by the increasingly competitive environment, particularly in the less differentiated services.
     Our health management net product sales and services revenue increased by $75.2 million, or 20%, comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009. Of the increase, net product sales and services revenue increased primarily as a result of our acquisitions of: (i) Free & Clear, in September 2009, which contributed $55.1 million of net products sales and services revenue in excess of those earned in the prior year’s comparative period, (ii) Tapestry, in November 2009, which contributed $41.1 million of net product sales and services revenue (which includes revenue transferred to Tapestry from our QAS subsidiary), (iii) Accordant, in September 2009, which contributed $15.3 million of net product sales and services revenue in excess of those earned in the prior year’s comparative period and (iv) various less significant acquisitions, which contributed an aggregate of $4.8 million of such increase. Net product sales and services revenue in our health management segment, excluding the impact of these acquisitions, was adversely impacted by the increasingly competitive environment, particularly in the less differentiated services.
Consumer Diagnostics
     Net product sales and services revenue from our consumer diagnostics business segment decreased by $17.0 million, or 43%, comparing the three months ended September 30, 2010 to the three months ended September 30, 2009. Net product sales and services revenue from our consumer diagnostics business segment decreased by $33.3 million, or 32%, comparing the nine months ended September 30, 2010 to the nine months ended September 30, 2009. The decrease during the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, was primarily driven by a decrease of approximately $16.4 million and $31.0 million, respectively, of manufacturing revenue associated with our manufacturing agreement with our 50/50 joint venture with P&G, or SPD, whereby we manufacture and sell consumer diagnostic products to SPD. Our manufacturing revenue is generated on a cost-plus basis. Manufacturing revenue has been adversely impacted as a result of transitioning the manufacturing of our consumer diagnostic-related products to some of our lower cost facilities. Net product sales by SPD were $50.1 million and $154.4 million during the three and nine months ended September 30, 2010, respectively, as compared to $53.0 million and $155.0 million during the three and nine months ended September 30, 2009, respectively.
     License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by approximately $3.7 million, or 47%, to $4.1 million for the three months ended September 30, 2010, from $7.8 million for the three months ended September 30, 2009. The decrease in license and royalty revenue during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was almost entirely attributed to a decrease in royalty payments received from Quidel Corporation, or Quidel, under existing licensing agreements. The decrease in royalties received from Quidel during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, is a result of the decrease in flu-related products sales. License and royalty revenue decreased by approximately $4.5 million, or 22%, to $16.1 million for the nine months ended September 30, 2010, from $20.6 million for the nine months ended September 30, 2009. The decrease in license and royalty revenue during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was largely attributed to a $5.0 million royalty received in connection with a license arrangement in the field of animal health diagnostics during the nine months ended September 30, 2009.

     Gross Profit and Margin. Gross profit increased by $5.2 million, or 2%, to $285.5 million for the three months ended September 30, 2010, from $280.3 million for the three months ended September 30, 2009. Gross profit increased by $78.9 million, or 10%, to $831.5 million for the nine months ended September 30, 2010, from $752.6 million for the nine months ended September 30, 2009.
     The increase in gross profit during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 was largely attributed to the increase in net product sales and services revenue resulting from acquisitions and organic growth from our professional diagnostics business segment. Cost of net revenue during the three and nine months ended September 30, 2010 included amortization of $1.3 million and $7.0 million, respectively, relating to the write-up of inventory to fair value in connection with the acquisitions of Standard Diagnostics during the first quarter of 2010, Scipac Holdings Limited, or Scipac, during the second quarter of 2010 and Diagnostixx of California, Corp. (d/b/a Immunalysis Corporation), or Immunalysis, during the third quarter of 2010. Cost of net revenue during both the three and nine months ended September 30, 2009 included amortization of $0.7 million relating to the write-up of inventory to fair value in connection with the acquisition of Concateno during the third quarter of 2009.
     Cost of net revenue included amortization expense of $16.1 million and $10.3 million for the three months ended September 30, 2010 and 2009, respectively, and $46.7 million and $30.5 million for the nine months ended September 30, 2010 and 2009, respectively.
     Overall gross margin was 53% for both the three and nine months ended September 30, 2010, compared to 55% for both the three and nine months ended September 30, 2009.
     Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from total net product sales and services revenue increased by $8.8 million, or 3%, to $283.2 million for the three months ended September 30, 2010, from $274.4 million for the three months ended September 30, 2009. Gross profit from total net product sales and services revenue increased by $83.5 million, or 11%, to $820.9 million for the nine months ended September 30, 2010, from $737.4 million for the nine months ended September 30, 2009. Gross profit from net product sales and services revenue by business segment for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2010	2009	Change	2010	2009	Change
Professional diagnostics	$199,683	$198,486	1%	$575,240	$517,450	11%
Health management	77,732	69,762	11%	228,655	204,251	12%
Consumer diagnostics	5,810	6,147	(5)%	16,965	15,706	8%

Total gross profit from net product sales and services revenue	$283,225	$274,395	3%	$820,860	$737,407	11%

Professional Diagnostics
     Gross profit from net product sales and services revenue from our professional diagnostics business segment increased by $1.2 million, or 1%, to $199.7 million during the three months ended September 30, 2010, compared to $198.5 million for the three months ended September 30, 2009, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above. Reducing gross profit for the three months ended September 30, 2010 was amortization of $1.3 million relating to the write-up of inventory to fair value in connection with the acquisitions of Scipac during the second quarter of 2010 and Immunalysis during the third quarter of 2010. Reducing gross profit for the three months ended September 30, 2009 was amortization of $0.7 million relating to the write-up of inventory to fair value in connection with the acquisition of Concateno during the third quarter of 2009. Start up costs associated with our production of CD4 disposable tests also contributed to reduced gross profit.
     Gross profit from net product sales and services revenue from our professional diagnostics business segment increased by $57.8 million, or 11%, to $575.2 million during the nine months ended September 30, 2010, compared to $517.5 million for the nine months ended September 30, 2009, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above. Reducing gross profit for the nine months ended September 30, 2010 was amortization of $7.0 million relating to the write-up of inventory to fair value in connection with the acquisitions of Standard Diagnostics in the first quarter of 2010, Scipac during the second quarter of 2010 and Immunalysis during the third quarter of 2010. Reducing gross profit for the nine months ended September 30, 2009 was amortization of $0.7 million relating to the write-up of inventory to fair value in connection with the acquisition of Concateno during the third quarter of 2009. Start up costs associated with our production of CD4 disposable tests also contributed to reduced gross profit.
     As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three and nine months ended September 30, 2010 was 56% and 55%, respectively, compared to 59% for both the three and nine months ended September 30, 2009. The inventory write-ups noted above, coupled with higher revenue from our recently acquired drugs of abuse businesses, which contribute lower than segment average gross margins, and a decrease in North American flu-related net product sales, which contribute higher than segment average gross margin, contributed to the decrease in gross margin percentage for the three and nine months ended September 30, 2010, compared to the three and nine months ended September 30, 2009.
Health Management
     Gross profit from net product sales and services revenue from our health management business segment increased by $8.0 million, or 11%, to $77.7 million during the three months ended September 30, 2010, compared to $69.8 million during the three months ended September 30, 2009. Gross profit from net product sales and services revenue from our health management business segment increased by $24.4 million, or 12%, to $228.7 million during the nine months ended September 30, 2010 compared to $204.3 million during the nine months ended September 30, 2009. The increase in gross profit for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, was largely attributed to gross margins earned on revenue from recent acquisitions, as discussed above.
     As a percentage of our health management net product sales and services revenue, gross margin for both the three and nine months ended September 30, 2010 was 51%, compared to 53% and 54% for the three and nine months ended September 30, 2009, respectively. The lower margin percentage earned during both the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, is a result of the increasingly competitive environment for the health management segment, particularly in the less differentiated services.
Consumer Diagnostics
     Gross profit from net product sales and services revenue from our consumer diagnostics business segment decreased by $0.3 million, or 5%, to $5.8 million for the three months ended September 30, 2010, compared to $6.1 million for the three months ended September 30, 2009. Gross profit from net product sales and services revenue from our consumer diagnostics business segment increased by $1.3 million, or 8%, to $17.0 million for the nine months ended September 30, 2010, compared to $15.7 million for the nine months ended September 30, 2009.
     As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for the three and nine months ended September 30, 2010 was 26% and 24%, respectively, compared to 16% and 15% for the three and nine months ended September 30, 2009, respectively.
     Research and Development Expense. Research and development expense increased by $4.7 million, or 17%, to $32.4 million for the three months ended September 30, 2010, from $27.7 million for the three months ended September 30, 2009. Research and development expense increased by $15.4 million, or 19%, to $96.2 million for the nine months ended September 30, 2010, from $80.8 million for the nine months ended September 30, 2009.
     Research and development expense as a percentage of net revenue was 6% for both the three and nine months ended September 30, 2010, respectively, compared to 5% and 6% for the three and nine months ended September 30, 2009, respectively.
     Sales and Marketing Expense. Sales and marketing expense increased by $9.3 million, or 8%, to $125.6 million for the three months ended September 30, 2010, from $116.3 million for the three months ended September 30, 2009. The increase in sales and marketing expense partially relates to additional spending related to newly-acquired businesses. Amortization expense of $52.7 million and $48.5 million was included in sales and marketing expense for the three months ended September 30, 2010 and 2009, respectively.

     Sales and marketing expense increased by $52.1 million, or 16%, to $369.0 million for the nine months ended September 30, 2010, from $316.9 million for the nine months ended September 30, 2009. The increase in sales and marketing expense partially relates to additional spending related to newly-acquired businesses. Amortization expense of $155.9 million and $133.8 million was included in sales and marketing expense for the nine months ended September 30, 2010 and 2009, respectively.
     Sales and marketing expense as a percentage of net revenue was 23% for both the three and nine months ended September 30, 2010 and 2009.
     General and Administrative Expense. General and administrative expense increased by approximately $9.7 million, or 11%, to $96.1 million for the three months ended September 30, 2010, from $86.4 million for the three months ended September 30, 2009. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. In addition, we recorded $4.6 million of expense during the three months ended September 30, 2010 in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations. Partially offsetting these increases was a decrease in legal spending of approximately $4.7 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. Acquisition-related costs of $0.9 million and $5.1 million was included in general and administrative expense for the three months ended September 30, 2010 and 2009, respectively. Amortization expense of $4.2 million and $5.5 million was included in general and administrative expense for the three months ended September 30, 2010 and 2009, respectively.
     General and administrative expense increased by approximately $36.8 million, or 15%, to $284.2 million for the nine months ended September 30, 2010, from $247.4 million for the nine months ended September 30, 2009. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. Partially offsetting the increase in spending related to newly-acquired businesses was a decrease in legal spending of approximately $7.9 million for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009. In addition, we recorded $2.3 million of income during the nine months ended September 30, 2010 in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations. Acquisition-related costs of $6.8 million and $11.5 million was included in general and administrative expense for the nine months ended September 30, 2010 and 2009, respectively. Amortization expense of $13.9 million and $17.0 million was included in general and administrative expense for the nine months ended September 30, 2010 and 2009, respectively.
     General and administrative expense as a percentage of net revenue was 18% for both the three and nine months ended September 30, 2010, compared to 17% and 18% for the three and nine months ended September 30, 2009, respectively.
     Gain on Disposition. In September 2009, we disposed of our majority ownership interest in our Diamics Inc., or Diamics, operation, which was part of our professional diagnostics reporting unit and business segment. During the period from the date of acquisition of Diamics in July 2007 until its disposition in September 2009, under the principles of consolidation, we consolidated 100% of the operating results of the Diamics operations in our consolidated statement of operations. As a result of the disposition, we recorded a gain of $3.4 million during the three and nine months ended September 30, 2009.
     Interest Expense. Interest expense includes interest charges, amortization of deferred financing costs and amortization of original issue discounts associated with certain debt issuances. Interest expense increased by $3.6 million, or 12%, to $34.2 million for the three months ended September 30, 2010, from $30.6 million for the three months ended September 30, 2009. Such increase was principally due to additional interest expense incurred on our 7.875% senior notes and 8.625% subordinated notes, totaling $6.4 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively.
     Interest expense increased by $28.8 million, or 40%, to $100.9 million for the nine months ended September 30, 2010, from $72.1 million for the nine months ended September 30, 2009. Such increase was principally due to additional interest expense incurred on our 9% subordinated notes, 7.875% senior notes and 8.625% subordinated notes, totaling $46.4 million and $17.1 million for the nine months ended September 30, 2010 and 2009, respectively.

     Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Interest income	$446	$586	$(140)	$1,383	$1,509	$(126)
Foreign exchange gains (losses), net	3,297	5,063	(1,766)	6,680	3,433	3,247
Other	3,782	(4,462)	8,244	6,618	(3,924)	10,542

Total other income (expense), net	$7,525	$1,187	$6,338	$14,681	$1,018	$13,663

     Foreign exchange gains (losses), net for the three and nine months ended September 30, 2009 includes a $2.9 million net realized foreign currency gain associated with restricted cash established in connection with the acquisition of Concateno during the third quarter of 2009.
     Other income for the three and nine months ended September 30, 2010 includes a net recovery of $3.4 million related to certain restructuring activities. Other income for the nine months ended September 30, 2010 includes a $3.1 million net gain associated with legal settlements related to previously disclosed intellectual property litigation relating to our health management businesses and approximately $0.7 million of income associated with a settlement of prior years’ royalties during 2010, which were partially offset by a charge related to an accounts receivable reserve for a prior year’s sale.
     Other expense of $4.5 million and $3.9 million for the three and nine months ended September 30, 2009, respectively, includes $1.9 million of fully-vested compensation-related expense for certain executives incurred in connection with the acquisition of Concateno during the third quarter of 2009. Additionally, $0.6 million of stamp duty tax incurred in connection with an incremental investment made in one of our foreign subsidiaries was included in other expense for the three and nine months ended September 30, 2009.
     Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes decreased by $6.2 million, to a $0.2 million benefit for the three months ended September 30, 2010, from a $6.0 million provision for the three months ended September 30, 2009. The provision (benefit) for income taxes decreased by $13.9 million, to a $1.0 million benefit for the nine months ended September 30, 2010, from a $12.9 million provision for the nine months ended September 30, 2009. The effective tax rate was 4% and 24% for the three and nine months ended September 30, 2010, compared to 25% and 32% for the three and nine months ended September 30, 2009. The income tax provision (benefit) for the three and nine months ended September 30, 2010 and 2009 relates to federal, foreign and state income tax provisions. The income tax provision decrease for the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, is primarily due to an increase in foreign lower-taxed earnings and a decrease in the future U.K. statutory tax rate from 28% to 27%.
     Equity Earnings in Unconsolidated Entities, Net of Tax. Equity earnings in unconsolidated entities are reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings in unconsolidated entities, net of tax, for the three and nine months ended September 30, 2010 reflects the following: (i) income (loss) from our 50% interest in SPD in the amount of $(0.4) million and $6.8 million, respectively, (ii) earnings from our 40% interest in Vedalab S.A., or Vedalab, in the amount of $10,000 and $0.1 million, respectively, and (iii) earnings from our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.4 million and $1.4 million, respectively. Equity earnings in unconsolidated entities, net of tax, for the three and nine months ended September 30, 2009 reflects the following: (i) income from our 50% interest in SPD in the amount of $1.6 million and $4.0 million, respectively, (ii) earnings from our 40% interest in Vedalab in the amount of approximately $28,000 and $0.1 million, respectively, and (iii) earnings from our 49% interest in TechLab, in the amount of $0.5 million and $1.5 million, respectively.

     Income (Loss) from Discontinued Operations, Net of Tax. The results of the vitamins and nutritional supplements business are included in income (loss) from discontinued operations, net of tax, for all periods presented. For the three and nine months ended September 30, 2010, the discontinued operations generated net income of approximately $2,000 and $11.9 million, respectively, as compared to net income of $0.4 million and a net loss of $1.1 million for the three and nine months ended September 30, 2009, respectively. The net income of $11.9 million for the nine months ended September 30, 2010 includes a gain of $19.6 million ($12.0 million, net of tax) on the sale of the vitamins and nutritional supplements business.
     Net Income (Loss) Available to Common Stockholders. For the three months ended September 30, 2010, we generated a net loss available to common stockholders of $2.8 million, or $0.03 per basic and diluted common share, compared to net income available to common stockholders of $14.3 million, or $0.18 per basic common share and $0.17 per diluted common share for the three months ended September 30, 2009. For the nine months ended September 30, 2010, we generated a net loss available to common stockholders of $2.2 million, or $0.03 per basic and diluted common share, compared to net income available to common stockholders of $13.9 million, or $0.17 per basic and diluted common share for the nine months ended September 30, 2009. See Note 5 of the accompanying consolidated financial statements for the calculation of net income per common share.
Liquidity and Capital Resources
     Based upon our current working capital position, current operating plans and expected business conditions, we currently expect to fund our short and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. As of September 30, 2010, we have $487.6 million of cash on our accompanying consolidated balance sheet. This balance reflects $393.0 million of net proceeds received from our issuance in September 2010 of $400.0 million in aggregate principal amount of our 8.625% senior subordinated notes due 2018, or our 8.625% subordinated notes, as well as approximately $142.0 million used to pay down our revolving line of credit under our secured credit facility.
     In addition to our cash resources, we may also utilize the revolving credit line, under which we have $150.0 million available for borrowing at September 30, 2010, or other sources of financing to fund a portion of our capital needs and other future commitments, including our contractual contingent consideration obligations and future acquisitions. Our ability to access the capital markets may be impacted by the amount of our outstanding debt and equity and the extent to which our assets are encumbered by our outstanding secured debt. The terms and conditions of our outstanding debt instruments also contain covenents which expressly restrict our ability to incur additional indebtedness and conduct other financings. As of September 30, 2010, we had $2.4 billion in outstanding indebtedness comprised of $400.0 million of 8.625% subordinated notes, $244.6 million of 7.875% senior notes due 2016, $389.3 million of 9% senior subordinated notes due 2016, $943.7 million under our First Lien Credit Agreement, $250.0 million under our Second Lien Credit Agreement and $150.0 million of 3% senior subordinated convertible notes. The terms and conditions of our 8.625% subordinated notes are described below, while the terms and conditions of our other outstanding debt are disclosed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 within our discussion of Liquidity and Capital Resources.
     At September 30, 2010, our liquidity has not been materially impacted by the recent and unprecedented disruption in the capital and credit markets and we do not expect that it will be materially impacted in the near future. However if the capital and credit markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.
     Our funding plans for our working capital needs and other commitments may be adversely impacted by unexpected costs associated with integrating the operations of newly-acquired companies, executing our cost savings strategies and prosecuting and defending our existing lawsuits and/or unforeseen lawsuits against us. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to make significant investments in our research and development efforts related to the substantial intellectual property portfolio we own. We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed, or, may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.
     8.625% Senior Subordinated Notes
     On September 21, 2010, we completed the sale of $400.0 million aggregate principal amount of the 8.625% subordinated notes due 2018, or the 8.625% subordinated notes, in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers and to persons outside the United States. The proceeds from this offering amounted to $393.0 million, which was net of underwriter’s commissions totaling $7.0 million. The proceeds are intended to be used for working capital and other general corporate purposes. At September 30, 2010, we had $400.0 million in indebtedness under our 8.625% subordinated notes.
     The 8.625% subordinated notes, which were issued under a supplemental indenture dated September 21, 2010, as amended or supplemented, the September 2010 Indenture, accrue interest from the date of their issuance, at the rate of 8.625% per year. Interest on the notes is payable semi-annually on April 1 and October 1, commencing on April 1, 2011. The notes mature on October 1, 2018, unless earlier redeemed.
     We may redeem the 8.625% subordinated notes, in whole or part, at any time (which may be more than once) on or after October 1, 2014, by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to, but excluding, the redemption date. The premium declines from 4.313% during the twelve months on and after October 1, 2014 to 2.156% during the twelve months on and after October 1, 2015 to zero on and after October 1, 2016. Prior to October 1, 2013, we may redeem, in whole or part, at any time (which may be more than once), up to 35% of the aggregate principal amount of the 8.625% subordinated notes with money that we raise in certain equity offerings so long as (i) we pay 108.625% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to (but excluding) the redemption date; (ii) we redeem the notes within 90 days of completing such equity offering; and (iii) at least 65% of the aggregate principal amount of the 8.625% subordinated notes, including any 8.625% subordinated notes issued after September 21, 2010, remains outstanding afterwards. In addition, at any time prior to October 1, 2014, we may redeem some or all of the 8.625% subordinated notes by paying the principal amount of the notes being redeemed plus the payment of a make-whole premium, plus accrued and unpaid interest to, but excluding, the redemption date.
     If a change of control occurs, subject to specified conditions, we must give holders of the 8.625% subordinated notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the date of the purchase.
     If we or our subsidiaries engage in asset sales, we or they generally must either invest the net cash proceeds from such sales in our or their businesses within a specified period of time, repay senior indebtedness or make an offer to purchase a principal amount of the 8.625% subordinated notes equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the notes will be 100% of their principal amount, plus accrued and unpaid interest.
     The 8.625% subordinated notes are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 8.625% subordinated notes and the September 2010 Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt. See Note 22 of the accompanying consolidated financial statements for guarantor financial information.
     The September 2010 Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability to pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock of our or their subsidiaries; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.
Summary of Changes in Cash Position
     As of September 30, 2010, we had cash and cash equivalents of $487.6 million, a $5.2 million decrease from December 31, 2009. Our primary sources of cash during the nine months ended September 30, 2010 included $229.3 million generated by our operating activities, $393.0 million of net proceeds from the issuance of our 8.625% subordinated notes, $63.4 million received from the sale of our vitamins and nutritional supplements business, an $8.8 million return of capital from SPD, and $17.8 million from common stock issuances under employee stock option and stock purchase plans. Our primary uses of cash during the nine months ended September 30, 2010 related to $465.6 million net cash paid for acquisitions and transactional costs, $17.9 million of net purchases of marketable securities, $147.0 million related to net repayments under our revolving line of credit, $67.8 million of capital expenditures, net of proceeds from the sale of equipment and $7.3 million in repayment of long-term debt. Fluctuations in foreign currencies negatively impacted our cash balance by $9.0 million during the nine months ended September 30, 2010.
     Cash Flows from Operating Activities
     Net cash provided by operating activities during the nine months ended September 30, 2010 was $229.3 million, which resulted from net income from continuing operations of $5.1 million and $267.8 million of non-cash items, offset by $43.6 million of cash used to meet net working capital requirements during the period. The $267.8 million of non-cash items included, among various other items, $275.5 million related to depreciation and amortization, $22.9 million related to non-cash stock-based compensation expense and $10.3 million of interest expense related to the amortization of deferred financing costs and original issue discounts, partially offset by a $33.3 million decrease primarily related to changes in our deferred tax assets and deferred tax liabilities for current year losses and tax loss carryforwards and $8.2 million in equity earnings in unconsolidated entities.
Cash Flows from Investing Activities
     Our investing activities during the nine months ended September 30, 2010 utilized $478.7 million of cash, including $465.6 million net cash paid for acquisitions and transaction-related costs, $17.9 million of net purchases of marketable securities and $67.8 million of capital expenditures, net of proceeds from the sale of equipment, offset by $63.4 million received for the sale of our vitamins and nutritional supplements business and a $8.8 million net decrease in investments and other assets, which was primarily driven by an $8.8 million return of capital from SPD.
Cash Flows from Financing Activities
     Net cash provided by financing activities during the nine months ended September 30, 2010 was $253.2 million. Financing activities during the nine months ended September 30, 2010 primarily included $400.0 million of proceeds from the issuance of our 8.625% subordinated notes, $17.8 million of cash received from common stock issuances under employee stock option and stock purchase plans and $1.3 million related to the excess tax benefit on exercised stock options, offset by $147.0 million related to net repayments under our revolving lines-of-credit, $7.3 million in repayments of long-term debt and $9.6 million paid for financing costs related to certain debt issuances.
     As of September 30, 2010, we had an aggregate of $2.8 million in outstanding capital lease obligations which are payable through 2015.
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
     Furthermore, all domestic losses are subject to the Internal Revenue Code Section 382 limitation and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate. We have recorded a valuation allowance against a portion of the deferred tax assets related to our NOLs and certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets, as these assets can only be realized via profitable operations.
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of September 30, 2010.
Contractual Obligations
     The following table summarizes our principal contractual obligations as of September 30, 2010 that have changed materially since December 31, 2009 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009, but omitted in the table below, represent those that have not changed materially since that date (in thousands).

	Payments Due by Period
	Total	2010	2011-2012	2013-2014	Thereafter
Contractual Obligations
Interest on debt(1)	$644,550	$21,469	$188,713	$193,352	$241,016

(1)	Includes our non-variable interest-bearing debt.
     In addition, we have contractual contingent consideration obligations related to the following acquisitions:
•	Accordant has a maximum earn-out of $6.0 million that, if earned, will be paid in quarterly payments of $1.5 million beginning in the fourth quarter of 2012.

•	Ameditech, Inc., or Ameditech, has a maximum earn-out of $4.0 million that, if earned, will be paid during 2010 and 2011.

•	Free & Clear has a maximum earn-out of $30.0 million that, if earned, will be paid in 2011.

•	Immunalysis has a maximum earn-out of $5.0 million that, if earned, will be paid in 2011 through 2013.
     Additionally, we have a contractual contingent obligation to pay up to a total of $3.0 million in compensation to certain executives of Immunalysis in accordance with the acquisition agreement that, if earned, will be paid out in connection with the contingent consideration payable to the former shareholders of Immunalysis, in each of the calendar years 2010, 2011 and 2012.
     In no case, will the aggregate total of the two contingent obligations noted above exceed $6.0 million.

•	A privately-owned research and development operation has a maximum earn-out of $57.5 million that, if earned, will be paid in 2011 through 2014.

•	Jinsung Meditech, Inc., or JSM, has a maximum earn-out of $3.0 million that, if earned, will be paid in annual amounts during 2011 through 2013.

•	Mologic Limited, or Mologic, has a maximum earn-out of $19.0 million that, if earned, will be paid in annual amounts during 2011 and 2012, and is payable in shares of our common stock.

•	Tapestry has a maximum earn-out of $25.0 million that, if earned, will be paid in annual amounts during 2011 and 2012. The earn-out is to be paid in shares of our common stock, except in the case that the 2010 financial targets defined under the agreement and plan of merger are exceeded, in which case the seller may elect to be paid the earn-out relating to the 2010 financial targets in cash. If the seller elects to be paid in cash, the earn-out will be capped at $20.0 million.

•	A privately-owned U.K. research and development operation has a maximum earn-out of up to $125.0 million that, if earned, is expected to be paid during an eight-year period ending on the eighth anniversary of the acquisition, but could extend thereafter.

•	The privately-owned health management business acquired in 2008 has an earn-out that, if earned, will be paid in 2011.
     For further information pertaining to our contractual contingent consideration obligations see Note 17 of our accompanying consolidated financial statements.
•	Agreements with Epocal
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
     In connection with the formation of SPD in May 2007, we entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on the fourth anniversary date of the agreement, to require us to acquire all of P&G’s interest in SPD at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to SPD, to acquire all of our interest in SPD at fair market value. No gain on the proceeds that we received from P&G through the formation of SPD will be recognized in our financial statements until P&G’s option to require us to purchase its interest in SPD expires. If P&G chooses to exercise its option, the deferred gain carried on our books would be reversed in connection with the repurchase transaction. As of September 30, 2010, the deferred gain of $288.6 million is presented as a current liability on our accompanying consolidated balance sheet.

•	Put arrangement with minority shareholder in Standard Diagnostics
     We entered into a put arrangement as part of a shareholder agreement with respect to the common securities that represent the 21.25% non-controlling interest of a certain minority shareholder in Standard Diagnostics. This put arrangement is exercisable at KRW 40,000 per share by the counterparty upon the occurrence of certain events which are outside of our control. As a result, this non-controlling interest is classified as mezzanine equity on our accompanying consolidated balance sheet as of September 30, 2010. The redeemable non-controlling interest was recorded at its fair value of KRW 57.9 billion, or $49.2 million, as of the consummation of the transaction on February 8, 2010. The redeemable put arrangement has an estimated redemption price of KRW 65.4 billion, or $56.9 million, as of September 30, 2010. The redeemable non-controlling interest will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable. In addition, if the put is exercised, we will incur a penalty in the amount of KRW 63.0 billion, or approximately $54.8 million at September 30, 2010, which will be accounted for as compensation expense at the time of exercise. On October 30, 2010, we entered into an agreement with this minority shareholder whereby we would purchase all of this shareholder’s remaining shares in Standard Diagnostics for a total purchase price of KRW 125.4 billion, or approximately $111.6 million at October 30, 2010. This share purchase transaction was completed on November 5, 2010, which included the termination of the put arrangement. We will account for KRW 65.4 billion, or approximately $58.2 million at November 5, 2010, of the transaction consideration as purchase price and KRW 60.0 billion, or approximately $53.4 million at November 5, 2010, as compensation expense as a result of the transition of the day-to-day management control of the business to us and the termination of the put arrangement.
•	Other commitments
     We entered into an arrangement to acquire the shares of Bionote, a veterinary business, for approximately $31.0 million and an arrangement to sell Standard Diagnostics’ Biosensor glucose and lipid product line business for approximately $9.0 million. We expect to complete these transactions late in 2010 or early 2011.
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

     Our investing strategy to manage interest rate exposure is to invest in short-term highly-liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At September 30, 2010, the carrying value of our short-term investments approximated market value.
     At September 30, 2010, we had term loans in the amount of $943.7 million and a revolving line of credit available to us of up to $150.0 million, of which there were no outstanding borrowings as of September 30, 2010, under our First Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line of credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25%.
     At September 30, 2010, we also had term loans in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.
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
     Assuming no changes in our leverage ratio, which would affect the margin of the interest rates under the credit agreements, the effect of interest rate fluctuations on outstanding borrowings as of September 30, 2010 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase
Interest rates increase by 100 basis points	$7,187
Interest rates increase by 200 basis points	$14,374
Foreign Currency Risk
     We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During the three and nine months ended September 30, 2010, the net impact of foreign currency changes on transactions was a gain of $3.3 million and $6.7 million, respectively. Generally, we do not use derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such economic exposures.
     Gross margins of products we manufacture at our foreign plants and sell in U.S. Dollars and manufactured by our U.S. plants and sold in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 53.1% for the three months ended September 30, 2010. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the three months ended September 30, 2010, our gross margin on total net product sales would have been 53.1%, 53.4% or 53.7%, respectively. Our gross margin on total net product sales was 52.9% for the nine months ended September 30, 2010. If the U.S. Dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during the nine months ended September 30, 2010, our gross margin on total net product sales would have been 53.0%, 53.2% or 53.5%, respectively.
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

	Approximate	Approximate
	decrease in net	decrease in net
If, during the three months ended September 30, 2010, the U.S. dollar was stronger by:	revenue	income
1%	$1,501	$107
5%	$7,506	$536
10%	$15,011	$1,072

	Approximate	Approximate
	decrease in net	decrease in net
If, during the nine months ended September 30, 2010, the U.S. dollar was stronger by:	revenue	income
1%	$4,402	$410
5%	$22,010	$2,052
10%	$44,019	$4,103

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
ITEM 1A. RISK FACTORS
     There have been no material changes from the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2009, or in Part II, Item 1A, “Risk Factors” of any Quarterly Report filed subsequent to the Annual Report on Form 10-K. We note, however, that the risk factors relating to our substantial indebtedness and the agreements governing our indebtedness which are set forth in our Annual Report on Form 10-K, as amended, apply also to the $400.0 million in aggregate principal amount of additional indebtedness incurred on September 21, 2010 pursuant to the issuance of our 8.625% subordinated notes, and the indenture governing those notes, as well as to other debt which we have incurred or may incur.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the period covered by this report, we issued 843 shares of our common stock upon the exercise of warrants for cash, resulting in aggregate proceeds to us of $5,092. These shares were offered and sold in 15 separate transactions pursuant to exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. These warrants were either issued in 2001 in connection with our formation or issued or assumed by us in private placements relating to various acquisitions.

ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description
1.1	Purchase Agreement dated September 15, 2010 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

4.1	Ninth Supplemental Indenture dated September 21, 2010 among Alere Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)

4.2	Form of 8.625% Senior Subordinated Note due 2018 (included in Exhibit 4.1 above)

4.3	Registration Rights Agreement dated September 21, 2010 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed September 21, 2010)

10.1	Alere Inc. 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

*10.2	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Alere Inc. 2010 Stock Option and Incentive Plan

*10.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors Outside of the U.S. under the Alere Inc. 2010 Stock Option and Incentive Plan

*10.4	Form of Incentive Stock Option Agreement for Executives under the Alere Inc. 2010 Stock Option and Incentive Plan

*10.5	Form of Non-Qualified Stock Option Agreement for U.S. Executives under the Alere Inc. 2010 Stock Option and Incentive Plan

*10.6	Form of Non-Qualified Stock Option Agreement for Non-U.S. Executives under the Alere Inc. 2010 Stock Option and Incentive Plan

10.7	Rules of Alere Inc. HM Revenue and Customs Approved Share Option Plan (2007), as amended (authorized for use under the Alere Inc. 2001 Stock Option and Incentive Plan and the Alere Inc. 2010 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

*10.8	Summary of Non-Employee Director Compensation

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009, (b) our Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (c) our Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and (d) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: November 8, 2010	/s/ David Teitel David Teitel
Chief Financial Officer and an authorized officer