Form 10-K
period 2010-12-31
ALERE INC.
filed 2011-03-01
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.

Commission file number 000-16789

ALERE INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3565120
(State or other jurisdiction of incorporation or organization) 51 Sawyer Road, Suite 200, Waltham, Massachusetts (Address of principal executive offices)	(I.R.S. Employer Identification No.) 02453 (Zip Code)
(781) 647-3900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”):

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 per share par value	New York Stock Exchange
Series B Convertible Perpetual Preferred Stock, $0.001 per share par value	New York Stock Exchange
9.00% Senior Subordinated Notes Due 2016, $0.001 per share par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock on the New York Stock Exchange on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,901,649,455.

As of February 24, 2011, the registrant had 85,371,694 shares of common stock, par value $0.001 per share, outstanding.

ALERE INC.

FORM 10-K
For The Fiscal Year Ended December 31, 2010

		Page

PART I
ITEM 1.	Business	2
ITEM 1A.	Risk Factors	13
ITEM 1B.	Unresolved Staff Comments	28
ITEM 2.	Properties	29
ITEM 3.	Legal Proceedings	29
ITEM 4.	Removed and Reserved	29

PART II
ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30
ITEM 6.	Selected Consolidated Financial Data	32
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	55
ITEM 8.	Financial Statements and Supplementary Data	57
ITEM 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure	59
ITEM 9A.	Controls and Procedures	59
ITEM 9B.	Other Information	60

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	61
ITEM 11.	Executive Compensation	61
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	61
ITEM 14.	Principal Accounting Fees and Services	61

PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	61
Signatures		67
EX-10.12
EX-10.21
EX-10.22
EX-10.24
EX-10.25
EX-10.29
EX-21.1
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” or “our company” refer to Alere Inc. and its subsidiaries.

ITEM 1.	BUSINESS

GENERAL

Alere Inc. enables individuals to take charge of improving their health and quality of life at home, under medical supervision, by developing new capabilities in near-patient diagnosis, monitoring and health management. Our global leading products and services, as well as our new product development efforts, focus on cardiology, women’s health, infectious disease, oncology and toxicology. We are confident that our ability to offer rapid diagnostic tools combined with value-added healthcare services will improve care for patients, lower costs to payers and help healthcare providers become more effective.

Our company, then known as Inverness Medical Innovations, Inc., was formed to acquire the women’s health and professional diagnostics businesses of its predecessor, Inverness Medical Technology, Inc., through a split-off and merger transaction, which occurred in November 2001. Since that time, we have grown our businesses through strategic acquisitions, tactical use of our intellectual property portfolio and through organic growth. In July 2010, our company changed its name from Inverness Medical Innovations, Inc. to Alere Inc. Our common stock is listed on the New York Stock Exchange under the symbol “ALR.”

Our principal executive offices are located at 51 Sawyer Road, Suite 200, Waltham, Massachusetts 02453 and our telephone number is (781) 647-3900. Our website is www.alere.com, and we make available through the investor center of this site, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission, or the SEC. We also make our code of ethics and certain other governance documents and policies available through our website. We intend to make required disclosures of amendments to our code of ethics, or waivers of a provision of our code of ethics, on the “Corporate Governance” page of our website’s investor center.

Segments

Our major reportable operating segments are professional diagnostics, health management and consumer diagnostics. Financial information about our reportable segments is provided in Note 17 of the “Notes to Consolidated Financial Statements” which are included elsewhere in this report. As discussed in Note 23 of the “Notes to Consolidated Financial Statements”, in January 2010, we completed the divestiture of our entire vitamins and nutritional supplements business segment and the results of this former business segment are classified as discontinued operations.

Products and Services

Professional Diagnostics.  Professional diagnostics are generally designed to assist medical professionals in both preventative and interventional medicine, and include testing and monitoring performed in hospitals, laboratories and doctors’ offices and, increasingly, patient self-testing, which we define as testing or monitoring performed at home under the supervision of a medical professional. Professional diagnostic products provide for qualitative or quantitative analysis of patient samples for evidence of a specific medical condition, disease state or toxicological state or to measure response to therapy. Within professional diagnostics, we focus on point-of-care, rapid diagnostic testing and health monitoring and the developing patient self-testing market. We distinguish the point-of-care and patient self-testing markets from clinical diagnostic markets consisting of large, centralized laboratories offering a wide range of highly-automated laboratory services in hospital or related settings. The point-of-care market for rapid diagnostic products consists primarily of small and medium size laboratories and testing locations, such as physician office laboratories, specialized mobile clinics, emergency rooms and some rapid-response laboratories in larger medical centers.

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

Our current professional diagnostic products include point-of-care and laboratory tests sold within our focus areas of cardiology, women’s health, infectious disease, oncology and toxicology. While we currently sell these products under numerous brands, as discussed below, we have begun a process of consolidating many of our brands under the Alere name.

Cardiology.  Cardiovascular disease encompasses a spectrum of conditions and illnesses, including high blood pressure, high cholesterol, metabolic syndrome, coronary artery disease, heart attack, heart failure and stroke. It is estimated that 80 million Americans alone have one or more types of cardiovascular disease. The worldwide cardiology diagnostic market, including the markets for heart failure diagnostics, coronary artery disease risk assessment, coagulation testing and acute coronary syndrome, exceeds $1.5 billion. Our Triage, Cholestech LDX and INRatio products, all acquired through acquisitions in 2007, have established us as a leader in this market. The Triage system consists of a portable fluorometer that interprets consumable test devices for cardiovascular conditions, as well as the detection of certain drugs of abuse. The Triage cardiovascular tests include the following:

•	Triage BNP Test. An immunoassay that measures B-type Natriuretic Peptide (BNP) in whole blood or plasma, used as an aid in the diagnosis and assessment of severity of heart failure. The test is also used for the risk stratification of patients with acute coronary syndrome and heart failure. We also offer a version of the Triage BNP Test for use on Beckman Coulter lab analyzers.

•	Triage Cardiac Panel. An immunoassay for the quantitative determination of creatine kinase-MB (CK-MB), myoglobin and troponin I in whole blood or plasma, used as an aid in the diagnosis of acute myocardial infarction.

•	Triage CardioProfilER Panel. An immunoassay for use as an aid in the diagnosis of acute myocardial infarction, the diagnosis and assessment of severity of congestive heart failure, risk stratification of patients with acute coronary syndromes and risk stratification of patients with heart failure. This panel combines troponin I, CK-MB, myoglobin and BNP to provide rapid, accurate results in whole blood and plasma.

•	Triage Profiler Shortness of Breath (S.O.B.) Panel. An immunoassay for use as an aid in the diagnosis of myocardial infarction, the diagnosis and assessment of severity of congestive heart failure, the assessment and evaluation of patients suspected of having disseminated intravascular coagulation and thromboembolic events, including pulmonary embolism and deep vein thrombosis, and the risk stratification of patients with acute coronary syndromes. This panel combines troponin I, CK-MB, myoglobin, BNP and d-dimer to provide rapid, accurate results in whole blood and plasma.

•	Triage D-Dimer Test. An immunoassay for use as an aid in the assessment and evaluation of patients suspected of having disseminated intravascular coagulation or thromboembolic events, including pulmonary embolism and deep vein thrombosis.

•	Triage NGAL. An immunoassay for use in the rapid, quantitative determination of neutrophil gelantinase-associated lipocalin (NGAL) in anticoagulated whole blood or plasma specimens. Studies have shown a link between elevated NGAL levels and the later occurrence of elevated creatinine indicative of prior acute kidney injury. Triage NGAL is not available for sale in the United States.

Our Cholestech LDX System is a point-of-care monitor of blood cholesterol and related lipids which is used to test patients at risk of, or suffering from, heart disease and related conditions. The Cholestech LDX System makes it possible to provide a complete lipid profile with tests for total cholesterol, high-density lipoprotein cholesterol (HDL) and low-density lipoprotein cholesterol (LDL), triglycerides, and glucose, as well as tests for alanine aminotransferase (ALT) and aspartate aminotransferase (AST) (for liver enzyme monitoring), and high sensitivity C-reactive protein, or hs-CRP. The system can also provide coronary heart disease risk assessment from the patient’s results as measured on the lipid profile cassette. The Cholestech LDX System provides results in five minutes per test cassette (seven minutes for hs-CRP) and is CLIA-waived, meaning the United States Food and Drug Administration, or FDA, has waived the more stringent requirements for laboratory testing applicable to moderate or high complexity laboratories based on the Cholestech LDX System’s ease of use and accuracy. This waiver allows the Cholestech LDX System to be marketed to physician offices, rather than hospitals or larger laboratories.

Our Alere INRatio System is an easy-to-use, hand-held blood coagulation monitoring system for use by patients and healthcare professionals in the management of warfarin, a commonly prescribed medication used to prevent blood clots. The Alere INRatio System measures PT/INR, which is the patient’s blood clotting time reported pursuant to an internationally normalized ratio, to help ensure that patients at risk of blood clot formation are maintained within the therapeutic range with the proper dosage of oral anticoagulant therapy. The Alere INRatio System is 510(k) cleared by the FDA for use by healthcare professionals, as well as for patient self-testing, and is also CE marked in Europe. The system is targeted to both the professional, or point-of-care market, as well as the patient self-testing market. Today we sell an improved version of the system, the Alere INRatio2 System, which targets the patient self-testing market through enhanced ease of use. Patient self-testing has gained significant momentum since March 2008 when Centers for Medicare & Medicaid Services expanded coverage of home INR monitoring to include chronic atrial fibrillation and venous thromboembolism patients on warfarin.

We also distribute the epoc® Blood Analysis System for blood gas and electrolyte testing pursuant to an agreement with Epocal, Inc., or Epocal. The epoc (enterprise point-of-care) platform is a point-of-care analysis system which provides wireless bedside blood gas and electrolyte measurement testing solutions and complements our Triage products in cardiology and emergency room settings. Utilizing easy to use, low-cost disposable Smart-Cardstm, the epoc System produces laboratory quality results in critical and acute care settings in about 30 seconds. The epoc System received FDA 510(k) clearance in 2006 for marketing in the U.S. and is also CE marked in Europe.

During 2010, we launched the Alere Heart Check System in Europe. The Alere Heart Check provides a quantitative reading of BNP in 10 minutes using a fingerstick sample (12 microliters) with substantially equivalent performance to lab instruments. Initially being marketed as a point-of-care device, the Alere Heart Check System is ultimately designed for home use and is intended to enable doctors to remotely monitor BNP levels of congestive heart failure patients and adjust their therapy accordingly.

We also sell disposable, lateral flow rapid diagnostic tests for d-dimer and troponin I under our Clearview brand. These tests offer efficiency, as well as ease of use and accuracy, to clinics, hospitals and laboratories around the world.

Women’s Health.  Since women’s health and general sexual health issues are a global health concern, this area remains a priority for us. In the professional marketplace, we are a global leader in pregnancy fertility/ovulation testing and bone therapy (osteoporosis) monitoring. Our professional pregnancy tests are generally urine-based, CLIA-waived rapid tests in dipstick or cassette format.

Our professional women’s health products also target diseases or conditions, such as pre-eclampsia, rubella, pre-term labor and premature rupture of membrane, which pose unique threats to mothers or their unborn or newborn babies. We also market a portfolio of tests for sexually-transmitted diseases. Our women’s health products are currently sold under our Acceava, Clearview, Sure-Step, Inverness Medical TestPack and Osteomark brands.

Infectious Disease.  We believe that the demand for infectious disease diagnostic products is growing faster than many other segments of the immunoassay market due to the increasing incidence and awareness of certain diseases or groups of diseases, including viral hepatitis, respiratory syncytial virus (RSV), influenza, pneumonia, tuberculosis, human immunodeficiency virus (HIV) / acquired immunodeficiency syndrome (AIDS), enteric disease, herpes and other sexually-transmitted diseases. To meet this demand, we have continued to expand our product offerings and now offer one of the world’s largest infectious disease test menus. We develop and market a wide variety of point-of-care tests for influenza A/B, strep throat, HIV, herpes simplex virus (HSV-2), hepatitis C (HCV), malaria, pneumonia, C.difficile, infectious mononucleosis, lyme disease, chlamydia, H.pylori, RSV, rubella and other infectious diseases. Our tests for infectious disease are currently sold under brand names which include Acceava, Alere, BinaxNOW, Clearview, Determine, TestPack, DoubleCheckGold, Panbio, Standard Diagnostics and TECHLAB. We have also started commercializing the Alere CD4 Analyzer in several countries in Africa. The Alere CD4 Analyzer is the first point-of-care platform which measures absolute CD4 counts in HIV patients with results in 20 minutes, using single-use, disposable fingerstick cartridges.

In addition to point-of-care products, we also offer a line of indirect fluorescent antibody, or IFA, assays for over 20 viral, bacterial and autoimmune diseases, a full line of serology diagnostic products covering a broad range of disease categories and over 70 enzyme-linked immunosorbent assays, or ELISA tests, for a wide variety of infectious and autoimmune diseases, as well as a full line of automated instrumentation for processing ELISA tests. We are the exclusive U.S. distributor of the AtheNA Multi-Lyte® Test System, a multiplexed, fluorescent bead-based system designed to simultaneously perform multiple assays from a single sample using just one well. It offers a simple and streamlined alternative to IFA and ELISA testing, providing improved clinical sensitivity and comparable clinical specificity in a labor-saving, automation-friendly format. Our IFA, serology and ELISA products, which generally serve the clinical diagnostics laboratory markets, are generally marketed under our Wampole brand.

Demand for certain infectious disease tests, such as influenza A/B, or flu, is significantly affected by the seasonal nature of the cold and flu season. As a result, we typically experience higher sales of our flu tests in the first and fourth quarters. Sales of our flu products also vary widely from year to year based in large part on the severity, duration and timing of the onset of the cold and flu season. While we believe that these factors will continue to impact sales of certain of our infectious disease products, there can be no assurance that our future sales of these products will necessarily follow historical patterns.

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

Our Clearview FOB and Ultra FOB rapid tests aid in the early detection of colorectal cancer, the third most common type of cancer in men and women. Also, as a result of our November 2010 acquisition of AdnaGen AG, or AdnaGen, a German company specializing in the development of cancer diagnostics through the detection and analysis of circulating tumor cells, we now sell the AdnaTest ColonCancer and AdnaTest BreastCancer products, which are CE-certified for the detection of circulating tumor cells.

Toxicology.  Drug abuse is a major global health problem, as well as a social and economic burden. In addition to being a primary cause of lost workforce productivity, family conflict and drug-related crime, drug abuse is linked globally to the spread of HIV/AIDS through contaminated needles. Drug abuse is one of the most costly health problems in the United States, and increasingly abroad. As a result, employers, law enforcement officials, healthcare professionals and others expend considerable effort to ensure their employees, patients and other constituents are free of substance abuse and misuse. This critical need creates a significant market for simple and reliable laboratory, point-of-care and rapid toxicology tests to detect both the most commonly abused substances and an ever-evolving set of esoteric and regional toxins. Additionally, physicians are increasingly utilizing drug testing to identify and address signs of prescription drug misuse. Urine and oral-based screening and confirmation tests for drugs of abuse range from simple immunoassay tests to complex analytical procedures. The speed and sensitivity of immunoassays have made them the most widely-accepted method for toxicology screening.

We offer one of the most comprehensive lines of drugs of abuse tests, reagent systems and laboratory testing options available today. Our products include tests to detect alcohol, as well as various device platforms for the detection of the following illicit and prescription drugs of abuse: amphetamines/methamphetamines, cocaine, opiates, phencyclidine, tetrahydrocannabinol, acetaminophen, barbiturates, benzodiazepines, methadone, propoxyphene and tricyclic antidepressants, using urine and, for some applications, saliva, hair and other body fluids.

Our rapid toxicology tests are sold primarily under the brands Triage, iScreen, Concateno and SureStep. The TOX Drug Screen panel sold for use with our Triage MeterPro system detects the presence of many of the illicit and prescription drugs listed above at the point of care in approximately 15 minutes. It is widely used in hospital and clinical testing as a laboratory instrument to aid in the detection of drug abuse. Our Drug Detection System, or DDS, is an enhanced, on-site saliva drug detection system utilized in roadside testing which displays results for the presence of up to six different drugs in under five minutes and two drugs in under 90 seconds.

We also offer comprehensive laboratory-based testing services throughout Europe under the name Concateno and in the United States under the names Alere Toxicology Services, or Alere Toxicology, and Redwood Laboratories, or Redwood. Alere Toxicology’s laboratories are certified by the U.S. Substance Abuse and Mental Health Services Administration, or SAMHSA. Through Redwood, we offer comprehensive, low-cost laboratory testing services to multiple domestic clients, including law enforcement agencies, penal systems, insurers and employers in the United States. In addition, we are expanding our offerings in the growing market for pain management services, or the monitoring and documentation of adherence to prescription drug treatment plans through diagnostic testing.

Health Management.  Our health management business strives to empower participants of our programs and physicians so they can work together towards better health. We believe that by utilizing existing professional diagnostic devices and new devices under development to enhance the delivery of health management and by improving the quality of medical data available to healthcare providers, we can further facilitate cost containment and outcome-driven decision making. We also provide services supporting home INR testing. Currently, our health management business is principally conducted in the United States, but we have plans to expand further internationally.

Our expert-designed health management programs:

•	embrace the entire lifespan, from pre-cradle to end-of-life, and targeted health states, from wellness to prevention to total health management of the individual for those having various chronic illnesses;

•	target high-cost chronic conditions with programs designed to improve outcomes and reduce expenditures;

•	provide health coaches who engage and motivate participants during teachable moments;

•	help participants improve their health by supporting their individual health goals;

•	help payers, physicians and patients connect more efficiently through the exchange of health information;

•	bring greater clarity to healthcare with empowering technologies that lead to better outcomes; and

•	offer the expertise of more than 1,800 healthcare professionals who share a passion for patient and customer care.

Our key health management programs are:

Care.  The Alere Disease Management (Chronic Care) Program provides technology-enabled, evidence-based solutions for managing chronic and high-cost conditions, improving clinical outcomes and reducing healthcare costs. The Alere Disease Management Program assists individuals with chronic diseases or conditions to better manage their care by increasing their knowledge about their illnesses, potential complications and the importance of medication and treatment plan compliance. Our highly-trained clinicians proactively contact participants to monitor their progress and ensure they are following the plan of care set by their physician. They work with participants to identify potential gaps in care, which occur when individuals are not treated in accordance with national standards of care, or best practices, or when an individual fails to comply with his or her treatment plan.

We offer a personal health support model of care. This model differs from providers of traditional, total population health models in several ways, including how individuals are selected, as well as a more disciplined approach to defining who can benefit from what kinds of ‘touches’ and how these specific interactions are best accomplished. A second key differentiator is the use of the Alere DayLink Monitor for persons participating in higher risk health management programs. The DayLink Monitor records a participant’s weight and/or blood glucose, as well as answers to questions regarding their symptoms. This information is gathered daily and sent to our clinicians for review. The Alere Disease Management Program currently assists individuals with the following chronic diseases or conditions: asthma, coronary artery disease, chronic obstructive pulmonary disease, diabetes, heart failure, pain, weight management and depression. In addition, we also offer Complex Care Management for participants who require more attention and care than a traditional disease management program provides. What distinguishes our two programs is that Complex Care provides on-site care, and the Disease Management (Chronic Care) Program involves telephone contact with Alere clinicians.

Patient Self-Testing Services.  We also offer services designed to support anticoagulation management for patients at risk for stroke and other clotting disorders who can benefit from home INR monitoring. As mentioned above, home INR monitoring has grown increasingly popular since the Centers for Medicare & Medicaid Services expanded coverage to include home INR monitoring of chronic atrial fibrillation and venous thromboembolism patients on warfarin. Our Alere Home Monitoring business assists patients in acquiring home INR monitors, including our Alere INRatio2 monitors, and seeking Medicare reimbursement and insurance coverage, while providing physicians with a comprehensive solution for incorporating home INR monitoring into their practice. Our CoagNow program includes our Face-2-Face patient training model, which utilizes experienced nurse educators, patient scheduling, collection and reporting of home testing results to the physician and CoagClinic, our sophisticated web-based application that provides healthcare professionals with real-time access to patient information.

Women’s & Children’s Health.  Our Women’s and Children’s Health division delivers a wide spectrum of obstetrical care services, ranging from a risk assessment to identify women at risk for pregnancy complications to a neonatal program for early infant care management. In between, are first and second trimester genetic testing, as well as home-based obstetrical programs to manage and monitor pregnant women who have medical or pregnancy-related problems that could harm the health of the mother or baby. We deliver telephonic and home-based nursing services that support physician and patient goals. We have developed and refined these services over the years to accommodate physician plans of care. We focus on assessment of patient data and providing education. Our high-risk pregnancy management program revenues tend to be seasonal. Revenues tend to decrease with the onset of the holiday season starting with Thanksgiving in the United States. As a result, first and fourth quarter revenues each year tend to be lower than second and third quarter revenues.

Oncology.  The Alere Oncology Program is the longest-running cancer management program (since 1994) in the U.S. The Alere Oncology Program manages adults diagnosed with any cancer that requires treatment beyond a single surgery. Since the program’s inception, we have managed more than 65,000 participants. Cancer continues to challenge employers and health plans as they search for tools to compassionately manage this condition among their population in the most cost-effective manner. By incorporating “best of breed” practices and coordinating with physicians and participants, we provide an integrated solution to proactively manage this expensive and debilitating disease.

Wellness.  Wellness Solutions is a suite of integrated wellness programs and resources designed to help organizations reduce health risks and improve the health and productivity of their employees and health plan members, while reducing healthcare-related costs. Wellness programs include screening for risk factors associated with diabetes, cardiovascular heart disease, hypertension and obesity; screening for high-risk pregnancies; assessments of health risks for broad populations; programs that promote better health by encouraging sustainable changes in behavior and health coaching. Our Free & Clear business specializes in web-based learning and phone-based cognitive behavioral coaching to help employers, health plans and state governments improve the overall health and productivity of their covered populations. Free & Clear’s evidence-based programs address the four key modifiable health risks that contribute to chronic disease: tobacco use, poor nutrition, physical inactivity and stress.

Technology Solutions.  Our technology solutions provide employers and health plans with a powerful portal or “front door” to our continuum of healthcare services and allow individuals to create a confidential on-line record of their personal healthcare data that is compliant with the requirements of the Health Insurance Portability and Accountability Act and its regulations, or HIPAA. Our Apollo technology platform, which was launched in January 2010, provides the framework and supporting infrastructure for a series of significant enhancements to Alere’s services, including a dynamic, interactive and personalized experience for employees via an enhanced health portal, and was designed to provide us with the ability to integrate data from a variety of sources, including health plans, pharmacy benefit managers, self-reported data and point-of-care devices.

Apollo serves as the hub for participants to access their medical information, personal health record and appropriate health programs and offers the following key enhancements:

•	personalized platform that acts as a “virtual coach,” presenting content based on data collected on the participant and delivering personal health support in a way that is designed to feel satisfying to the participant when they need it the most;

•	a meaningful, engaging experience with content and activities presented based on the participant’s preferences, activities and personal health data; and

•	a deep, rich library of multi-media resources designed to address individual learning styles that can be generated dynamically by the system or located through a search by the participant.

Providing access to the broad-based resources of the Apollo portal demonstrates a commitment to the enhanced health of an organization’s population.

Consumer Diagnostics.  In 2007, we and affiliates of The Procter & Gamble Company, or P&G, commenced a 50/50 joint venture for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. As part of this arrangement, we transferred essentially all of the assets of our consumer diagnostics business, other than our manufacturing and core intellectual property assets, to the joint venture, and P&G acquired its interest in the joint venture. Accordingly, substantially all of the consumer diagnostics business conducted by us prior to the joint venture, including all of our products targeting the worldwide over-the-counter pregnancy and fertility/ovulation test market, are now sold by the joint venture, which is an unconsolidated entity operating primarily under the name SPD Swiss Precision Diagnostics GmbH, or SPD.

As part of the SPD joint venture, we entered into a finished product purchase agreement, pursuant to which we currently manufacture and sell to SPD substantially all of the consumer diagnostic products which it sells. We also entered into certain transition and long-term services agreements with SPD, pursuant to which we provide certain operational support services to the joint venture. Our consumer diagnostics segment recognizes the revenue and costs arising from these arrangements.

Our other current consumer diagnostic products consist of our market-leading First Check brand of over-the-counter drug tests for at-home testing for up to seven illicit drugs and five prescription drugs, as well as First Check brand over-the-counter tests for cholesterol monitoring and colon cancer screening. Taking advantage of our leadership in the field of women’s health, we also sell Balance Activ Vaginal Gel directly to consumers and health care professionals for the effective treatment of bacterial vaginosis without antibiotics.

Methods of Distribution and Customers

In the United States, Canada, the United Kingdom, Ireland, Germany, Italy, Spain, Switzerland, the Netherlands, Belgium, France, Austria, India, Japan, China, South Korea, Taiwan, Australia, New Zealand, South Africa, Brazil, Argentina and Colombia, we distribute our professional diagnostic products to hospitals, reference laboratories, physician offices and other point-of-care settings through our own sales forces and distribution networks. In these countries, as well as in all other major world markets, we also utilize third-party distributors to sell our products. Our Alere Home Monitoring business facilitates the distribution of our Alere INRatio PT/INR coagulation monitors by contacting targeted customers and facilitating the Medicare reimbursement process for physicians and for patients monitoring at home.

We market our health management programs primarily to health plans (both commercial and governmental) and self-insured employers and, to a lesser extent, to pharmaceutical companies and physicians, through our employee sales force and channel partners.

We market and sell our First Check consumer drug testing products in the United States through retail drug stores, drug wholesalers, groceries and mass merchandisers. These products compete intensively with other brand name drug testing products based on price, performance and brand awareness.

Manufacturing

Our primary manufacturing facilities are located San Diego, California; Scarborough, Maine; Hangzhou and Shanghai, China; Matsudo, Japan; and Yongin, South Korea. We also manufacture products at a number of other facilities in the United States, Australia, Germany, India, Israel, South Africa, Spain and the United Kingdom.

Our primary manufacturing facilities are ISO certified and registered with the FDA. We manufacture substantially all of our consumable diagnostic products at these facilities. We also manufacture the consumable diagnostic devices containing the diagnostic chemistry or other proprietary diagnostic technology, which are used in conjunction with our diagnostic or monitoring systems, including our Triage system, our Cholestech LDX monitoring devices, our Alere INRatio monitoring devices and the digital pregnancy and ovulation prediction tests and fertility monitors that we supply to the SPD joint venture. We contract with third parties to supply the electronic reader portion of these diagnostic or monitoring systems and to supply various other products that we sell, including our Triage BNP Test for use on Beckman Coulter systems, a majority of our IFA tests and our TECHLAB products.

Research and Development

Our primary research and development centers are in San Diego, California; Scarborough, Maine; Jena, Germany and Stirling, Scotland. We also conduct research and development at various of our other facilities, including facilities in the United States, Australia, China, Germany, Israel, South Korea, and the United Kingdom. Our research and development programs currently focus on the development of cardiology, women’s health, infectious disease, oncology and toxicology products and on health management programs.

Global Operations

We are a global company with major manufacturing facilities in the United States, China, Japan, Korea and significant research and development operations in the United States, Germany and the United Kingdom. Our distribution network supporting our professional diagnostics business includes offices in the United States, Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Colombia France, Germany, Hong Kong, India, Israel, Italy, Japan, the Netherlands, New Zealand, South Africa, South Korea, Spain, Switzerland, Taiwan and the United Kingdom.

Our professional diagnostic products are sold throughout the world. Our health management programs are offered almost exclusively in the United States. During 2010 and 2009, respectively, approximately 64% and 69% of our net revenue was generated from the United States, approximately 17% and 17% of our net revenue was generated from Europe, and approximately 19% and 14% of our net revenue was generated from customers located elsewhere.

Competition

Professional Diagnostics.  Our professional diagnostics products are primarily point-of-care rapid diagnostic testing products focused within the areas of cardiology, women’s health, infectious disease, oncology and toxicology. Competition for rapid diagnostic products is intense and is primarily based on price, quality, breadth of product line and distribution capabilities. Some competitors in the market for professional rapid diagnostic products, such as Becton Dickinson, are large companies with substantial resources, while numerous smaller, yet aggressive companies also compete with us. No competitor, small or large, offers a portfolio of professional rapid diagnostic products as broad as ours and, as a result, our competitors differ significantly within each of our areas of focus. Some automated immunoassay systems may also be considered to compete with our products when labor shortages force laboratories to automate or when the costs of such systems are lower. Such systems are provided by Abbott, Siemens, Beckman Coulter, Johnson & Johnson, Roche and other large diagnostic companies.

In cardiology, the majority of diagnostic immunoassays utilized by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated analyzers for batch testing. As a result, the primary competitors for our Triage and Cholestech LDX point-of-care testing systems, which consist of rapid diagnostic devices interpreted by portable electronic readers, are the large diagnostic companies identified above who produce automated immunoassay systems. We expect these large companies to continue to compete vigorously to maintain their dominance of the cardiology testing market. Although we offer our Triage BNP test for use on Beckman Coulter Immunoassay Systems, our other primary cardiology products are not currently designed for automated batch testing. Our Triage products face strong competition from Abbott’s i-Stat hand-held system and our Cholestech LDX system also faces direct competition from Abaxis Medical Diagnostics, which markets its point-of-care blood laboratory systems to physician office laboratories. The primary competitors for our Alere INRatio PT/INR monitoring system are Roche and International Technidyne Corporation, which recently merged with Nexus Dx, who together currently account for approximately 75% of the domestic sales of PT/INR point-of-care and patient self-testing devices.

Becton Dickinson, Quidel and Meridian Bioscience, are the largest competitors for our rapid diagnostic tests targeted at women’s health and infectious disease. Our HIV products, in particular, also compete with tests offered by Orasure Technologies. Newer technologies utilizing amplification techniques for analyzing molecular DNA gene sequences, from companies such as Abbott, Becton Dickinson, Roche, Cepheid and Gen-Probe, are making in-roads into the infectious disease market.

In oncology, our NMP-22 diagnostic products aid in diagnosing and monitoring bladder cancer patients, in conjunction with standard diagnostic procedures, and are based on our proprietary nuclear matrix protein technology. Our NMP-22 BladderChek Test is currently the only in-office test approved by the FDA as an aid in the diagnosis of bladder cancer. However, competition in the development and marketing of cancer diagnostics and therapeutics, using a variety of other technologies, is intense. Competing diagnostic products based on other technologies may be introduced by other companies and could adversely affect our competitive position. In a larger sense, our tests also compete with more invasive or expensive procedures, such as surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In the market for urine-based diagnostic tests, our NMP-22 tests also compete with existing cellular-based tests, such as the microscopic examination of suspicious cells, and UroVysion, which is a fluorescent in-situ hybridization test.

In toxicology, the competitors for our drugs of abuse tests include many of the large diagnostics companies named above, which manufacture instrumented drug tests, reagents or instruments sold in a variety of formats to customers in the worldwide employment, transportation, government and clinical sectors. Additionally, in many markets in which the barriers to entry are low due to less stringent regulations, we compete with dozens of privately-held, boutique manufacturers of lateral flow point-of-care drug tests. Our worldwide drug testing laboratory services compete with hundreds of multi-national and regional clinical, toxicology and forensic laboratories.

We also sell ELISA and multiplex immunoassay diagnostic testing products, as well as serology, IFA and microbiology tests, all primarily targeted at infectious and autoimmune disease. Our ELISA tests compete against the large diagnostics companies named above, which manufacture state-of-the-art automated immunoassay systems and a wide array of diagnostic products designed for processing on those systems. Other competitors, including INOVA Diagnostics, DiaSorin and Diamedx, are smaller companies that compete based on quality and service. In the United States and Canada, we focus on matching the instrumentation and product testing requirements of our customers by offering a wide selection of diagnostic products and test equipment. The markets for our serology, IFA and microbiology products are mature and competition is based primarily on price and customer service. Our main competitors in serology and microbiology testing include Remel and Biokit. Our main competitors in IFA testing are Bio-Rad Laboratories, INOVA Diagnostics, Immuno Concepts, Trinity Biotech, Meridian Biosciences and DiaSorin. However, products in these categories also compete to a large extent against rapid membrane and ELISA products, which are often easier to perform and read and can be more precise.

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

We believe that our dedication to research and development and our strong intellectual property portfolio, coupled with our manufacturing expertise, diversified product positioning, global market presence and established distribution networks, provide us with a competitive advantage in the point-of-care markets in which we compete.

Health Management.  Competition in the health management market is intense because barriers to entry are low. Other health management service providers include Health Dialog, Healthways and numerous smaller service providers. Our competitors and potential competitors also include health plans, self-insured employers, healthcare providers, pharmaceutical companies, pharmacy benefit management companies, case management companies and other organizations that provide services to health plans, state governments and self-insured employers. Some of these entities, health plans and self-insured employers in particular, may be customers or potential customers and may own, acquire or establish health management service providers or capabilities for the purpose of providing health management services in-house. Many of these competitors are considerably larger than we are and have access to greater resources. We believe however that our ability to improve clinical and financial outcomes and our technology platforms, most notably our new Apollo system, will enable us to compete effectively.

Consumer Diagnostics.  Our First Check tests compete against over-the-counter diagnostic tests sold primarily by Phamatech, but also by other smaller competitors. Essentially, all of our remaining consumer diagnostic product sales are to SPD, our joint venture. These products are sold by SPD in retail markets where competition is intense and based primarily on brand recognition and price. Our revenues, as well as our share of the profits from the sale of these products by SPD, are dependent upon SPD’s ability to effectively compete in these markets.

Patents and Proprietary Technology; Trademarks

We have built a strong intellectual property portfolio consisting of an increasing number of patents, patent applications and licensed patents which are intended to protect our vision of the technologies, products and services of the future. Our intellectual property portfolio consists of patents that we own and, in some cases, patents or other proprietary rights that we license from third parties, which may be limited in terms of field of use or transferability and may require royalty payments.

The medical products industry, including the diagnostic testing industry, historically has been characterized by extensive litigation regarding patents, licenses and other intellectual property rights. Litigation relating to intellectual property rights is also a risk in the health management industry.

We believe that our history of successfully enforcing our intellectual property rights in the United States and abroad demonstrates our resolve in enforcing our intellectual property rights, the strength of our intellectual property portfolio and the competitive advantage that we have in this area. We have incurred substantial costs, both in asserting infringement claims against others and in defending ourselves against patent infringement claims and we expect to incur substantial litigation costs as we continue to aggressively protect our technology and defend our proprietary rights.

Finally, we believe that certain of our trademarks are valuable assets that are important to the marketing of both our products and services. Many of these trademarks have been registered with the United States Patent and Trademark Office or internationally, as appropriate.

The medical products industry, including the diagnostic testing industry, and the health management industry place considerable importance on obtaining and enforcing patent and trade secret protection for new technologies, products, services and processes. Trademark protection is an important factor in the success of certain of our product lines and health management programs. Our success therefore depends, in part, on our abilities to obtain and enforce the patents and trademark registrations necessary to protect our products, to preserve our trade secrets and to avoid or neutralize threats to our proprietary rights from third parties. We cannot, however, guarantee our success in enforcing or maintaining our patent rights; in obtaining future patents or licensed patents in a timely manner or at all; or as to the breadth or degree of protection that our patents or trademark registrations or other intellectual property rights might afford us. For more information regarding the risks associated with our reliance on intellectual property rights see the discussion in Item 1A entitled “Risk Factors” on pages 13 through 28 of this report.

Government Regulation

Our businesses are subject to extensive and frequently changing federal, state, local and foreign laws and regulations. Changes in applicable laws or any failure to comply with existing or future laws, regulations or standards could have a material adverse effect on our results of operations, financial condition, business and prospects. We believe our current arrangements and practices are in material compliance with applicable laws and regulations. There can be no assurance that we are in compliance with all applicable laws and regulations or that we will be able to comply with new laws or regulations.

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our products sold in the United States are subject to the Federal Food, Drug and Cosmetic Act, or the FDCA, as implemented and enforced by the FDA. All of our diagnostic products sold in the United States require either FDA clearance to market under Section 510(k) of the FDCA, or Pre-market Approval, or PMA, which may require pre-clinical and clinical trials. Foreign countries may require similar or more onerous approvals to manufacture or market these products. The marketing of our consumer diagnostic products is also subject to regulation by the U.S. Federal Trade Commission, or the FTC. In addition, we are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice. We must also demonstrate to the FDA that our diagnostic tests intended for home use or for use by laboratories holding a Certificate of Waiver under the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Amendments of 1988, or CLIA, including most physician office laboratories, are simple with a low risk of error. Foreign countries may require similar or more onerous approvals to manufacture or market our products.

CLIA extends federal oversight to many clinical laboratories, including certain of our drug testing laboratories in the United States, by requiring that they be certified to meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections. Certain of our drug testing laboratories perform drug testing on employees of federal government contractors and certain other entities and are therefore regulated by the Substance Abuse and Mental Health Services Administration, or SAMHSA, which has established detailed performance and quality standards that laboratories must meet to be approved to perform drug testing on employees of federal government contractors and certain other entities.

Certain of the clinicians, such as nurses, must comply with individual licensing requirements. All of our clinicians who are subject to licensing requirements are licensed in the state in which they are physically present, such as the location of the call center from which they operate and, if applicable, states in which they visit or interact with patients, to the extent such licensure is required. In the future, multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license more of our clinicians in more than one state. New judicial decisions, agency interpretations or federal or state laws or regulations could increase the requirement for multi-state licensing of a greater number of our clinical staff, which would increase our administrative costs.

Certain aspects of our health management business are subject to unique licensing or permit requirements by state and local health agencies. In addition, our health management business is subject to HIPAA and the Health Information Technology for Economic and Clinical Health, or HITECH, Act. We are also required to obtain certification to participate in certain governmental payment programs, such as various state or federal Medicare/Medicaid programs. Some states have established Certificate of Need/Determination of Need, or CON/DON, programs regulating the expansion of healthcare operations. The failure to obtain, renew or maintain any of the required licenses, certifications or CON/DONs could adversely affect our business.

For more information about the governmental regulations to which are business is subject and the risk associated with non-compliance with those regulations, see the risk factors discussed in Item 1A entitled “Risk Factors” on pages 13 through 28 of this report.

Employees

As of January 31, 2011, we had approximately 11,900 employees, including temporary and contract employees, of which approximately 6,500 employees are located in the United States. In addition, we utilize consultants specializing in areas such as research and development, risk management, regulatory compliance and marketing.

ITEM 1A.	RISK FACTORS

The risks described below may materially impact your investment in our company or may in the future, and, in some cases already do, materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities.

We face intense competition, and our failure to compete effectively may negatively affect sales of our products and services.

The industries in which we operate, including the medical diagnostic products industry and the healthcare industry, are rapidly evolving, and developments are expected to continue at a rapid pace. Competition in these industries is intense and expected to increase as new products, services and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions, health management service providers, healthcare providers and health insurers. Many of our existing or potential competitors have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than we do. Our sales and results of operations may be adversely affected by:

•	customers’ perceptions of the comparative quality of our competitors’ products or services;

•	the ability of our competitors to develop products, services and technologies that are more effective than ours or that render ours obsolete;

•	our competitors’ ability to obtain patent protection or other intellectual property rights that would prevent us from offering competing products or services;

•	the ability of our competitors to obtain regulatory approval for the commercialization of products or services more rapidly or effectively than we do; and

•	competitive pricing by our competitors.

In addition, as markets for our novel products become saturated with competing products, such as for our meter-based Triage BNP test, the growth rates of sales unit volume and average selling prices for those products may decline, which may adversely impact our product sales, gross margins and overall financial results. This may occur even if we are able to successfully introduce new products in these markets, and achieve market acceptance of those products, in a timely manner.

We may experience difficulties that may delay or prevent our development, introduction or marketing of new or enhanced products or services.

Our success depends on our ability to effectively introduce new and competitive products and services. The development of new or enhanced products or services is a complex, costly and uncertain process. Furthermore, developing and manufacturing new products and services requires us to anticipate customers’ and patients’ needs and emerging technology trends accurately. We may experience research and development, manufacturing, marketing and other difficulties that could delay or prevent our introduction of new or enhanced products and services. The research and development process in the healthcare industry generally takes a significant amount of time from design stage to product launch. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals. We may have to abandon a product in which we have invested substantial resources. We cannot be certain that:

•	any of our products or services under development will prove to be safe and effective in clinical trials;

•	we will be able to obtain, in a timely manner or at all, necessary regulatory approvals;

•	the products and services we develop can be manufactured or provided at acceptable cost and with appropriate quality; or

•	these products and services, if and when approved, can be successfully marketed.

These factors, as well as manufacturing or distribution problems or other factors beyond our control, could delay the launch of new products or services. Any delay in the development, production, marketing or distribution of a new product or service could materially and adversely affect our competitive position, our branding and our results of operations.

Our financial condition and results of operations may be adversely affected by international business risks.

We generate a significant percentage of our net revenue from outside the United States, and a significant number of our employees, including manufacturing, sales, support, and research and development personnel, are located in foreign countries, including Australia, China, England, Germany, India, Israel, Japan and South Korea. Conducting business outside the United States subjects us to numerous risks, including:

•	decreased liquidity resulting from longer accounts receivable collection cycles typical of foreign countries;

•	lower productivity resulting from difficulties we encounter in staffing and managing sales, support, and research and development operations across many countries;

•	lost revenues or unexpected expenses resulting from difficulties associated with enforcing agreements and collecting receivables through foreign legal systems;

•	lost revenues or unexpected expenses resulting from disputes with third-party distributors of our products or from third parties claiming distribution rights to our products under foreign laws or legal systems;

•	lost revenues or unexpected expenses resulting from the imposition by foreign governments of trade barriers such as tariffs, quotas and import restrictions;

•	higher cost of sales resulting from import or export licensing requirements;

•	lost revenues or other adverse effects resulting from acts of war, terrorism, theft or other lawless conduct or otherwise resulting from economic, social or political instability in or affecting foreign countries in which we sell our products or operate;

•	adverse effects resulting from changes in foreign regulatory or other laws affecting sales of our products or our foreign operations;

•	greater tax liability resulting from international tax laws, including U.S. taxes on foreign subsidiaries;

•	increased financial accounting and reporting burdens and complexities;

•	increased costs to comply with changes in legislative or regulatory requirements;

•	lost revenues or increased expenses resulting from the failure of laws to protect our intellectual property rights; and

•	lost revenues resulting from delays in obtaining import or export licenses, transportation difficulties and delays resulting from inadequate local infrastructure.

Our international operations subject us to varied and complex domestic, foreign and international laws and regulations. Compliance with these laws and regulations often involves significant costs or requires changes in our business practices that may reduce revenues and profitability. We could incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we do not comply with certain regulations. For example, we are subject to the United States Foreign Corrupt Practices Act which, among other restrictions, prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of obtaining or retaining business or otherwise obtaining favorable treatment, as well as anti-bribery and corruption laws of other jurisdictions. Our training and compliance program and our other internal control policies and procedures may not always protect us from acts committed by our employees or agents.

Because our business relies heavily on foreign operations and revenues, changes in foreign currency exchange rates and our need to convert currencies may negatively affect our financial condition and results of operations.

Our business relies heavily on our foreign operations. Four of our six largest manufacturing operations are conducted outside the United States in China, Japan and South Korea and we also have manufacturing operations in Australia, Germany, India, Israel, South Africa, Spain and the United Kingdom. We also have significant research and development operations in Germany and the United Kingdom, and we also conduct research and development activities outside of the United States in Australia, China, Israel and South Korea. In addition, for the year ended December 31, 2010, approximately 36% of our net revenue was derived from sales outside the United States. Because of the scope of our foreign operations and foreign sales, we face significant exposure to movements in foreign currency exchange rates. Our primary exposures are related to the operations of our European and Asia Pacific subsidiaries and our manufacturing facilities in China, Japan and South Korea. These exposures may change over time as our business practices evolve and could result in increased costs or reduced revenue and could affect our actual cash flow. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant impact on our operating results. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost-effectively mitigate these risks.

Healthcare reform legislation could adversely affect our revenue and financial condition.

The Patient Protection and Affordable Care Act of 2010 (as amended by the Health Care and Education Reconciliation Act of 2010), or the PPACA, makes comprehensive reforms at the federal and state level affecting the coverage and payment for healthcare services in the United States. In particular, the PPACA significantly alters Medicare Advantage reimbursements by setting the federal benchmark payment closer to the payments in the traditional fee-for-service Medicare program. This change could reduce our revenues from the Medicare Advantage plans for which we perform services, although the precise effect on any particular plan, much less the impact on us, is impossible to predict. Effective January 1, 2013, the PPACA includes a 2.3% excise tax on the sale of certain medical devices. Legislative provisions impose federal reporting requirements regarding payments or relationships between manufacturers of covered drugs, devices or biological, or medical supplies, and physicians, among others.

Additionally, the PPACA requires that providers of health insurance plans maintain specified minimum medical loss ratios. If our health management services are not classified as “quality improving activities” under the PPACA, as implemented in regulations issued at the end of 2010, health insurance providers will not be permitted to count expenditures on those services toward the calculation of their medical loss ratios, which may adversely impact demand for our health management services and the results of operations of our health management business.

Legislative and regulatory bodies are likely to continue to pursue healthcare reform initiatives and may continue to reduce the funding of the Medicare and Medicaid programs, including Medicare Advantage, in an effort to reduce overall healthcare spending. The ultimate impact of all of the reforms in the PPACA, and its impact on us, is impossible to predict. If all of the reforms in the legislation are implemented, or if other reforms in the United States or elsewhere are adopted, those reforms may have an adverse effect on our financial condition and results of operations.

If the results of clinical studies required to gain regulatory approval to sell our products are not available when expected, or do not demonstrate the safety and effectiveness of those products, we may be unable to sell those products.

Before we can sell certain of our products, we must conduct clinical studies intended to demonstrate that those products are safe and effective and perform as expected. The results of these clinical studies are used to obtain regulatory approval from government authorities such as the FDA. Clinical studies are experiments involving human patients having the diseases or medical conditions that the product is trying to evaluate or diagnose. Conducting clinical studies is a complex, time-consuming and expensive process. In some cases, we may spend several years completing the necessary clinical studies.

If we fail to adequately manage our clinical studies, those clinical studies and corresponding regulatory approvals may be delayed or we may fail to gain approval for our products altogether. Even if we successfully manage our clinical studies, we may not obtain favorable results and may not obtain regulatory approval. If we are unable to market and sell our new products or are unable to obtain approvals in the timeframe needed to execute our product strategies, our business and results of operations would be materially and adversely affected.

If we are unable to obtain required clearances or approvals for the commercialization of our products in the United States, we would not be able to sell those products in the United States.

Our future performance depends on, among other matters, the timely receipt of necessary regulatory approvals for new products. Regulatory approval can be a lengthy, expensive and uncertain process. In addition, regulatory processes are subject to change, and new or changed regulations can result in increased costs and unanticipated delays.

In the United States, clearance or approval to commercially distribute new medical devices is received from the FDA through clearance of a Premarket Notification, or 510(k), or through approval of a PMA. The FDA may deny 510(k) clearance because, among other reasons, it determines that our product is not substantially equivalent to another U.S. legally marketed device. The FDA may deny a PMA because, among other reasons, it determines that our product is not sufficiently safe or effective. As part of the clearance or approval process, if we intend to sell certain diagnostic tests for home use or for use by laboratories holding a CLIA Certificate of Waiver, including most physician office laboratories, we must generally provide data demonstrating to the FDA’s satisfaction that our tests are simple with a low risk of error. Failure to obtain FDA clearance or approval would preclude commercialization in the United States, and failure to obtain CLIA-waived status for any product would preclude us from selling that product for home use or to CLIA-waived laboratories, which could materially and adversely affect our future results of operations.

Modifications or enhancements that could significantly affect safety or effectiveness, or that constitute a major change in the intended use of the device, require new 510(k) or PMA submissions. We have made modifications to some of our products since receipt of initial 510(k) clearance or PMA. With respect to several of these modifications, we filed new 510(k)s describing the modifications and received FDA 510(k) clearance. We have made other modifications to some of our products that we believe do not require the submission of new 510(k)s or PMAs. The FDA may not agree with any of our determinations not to submit a new 510(k) or PMA for any of these modifications made to our products. If the FDA requires us to submit a new 510(k) or PMA for any device modification, we may be prohibited from marketing the modified products until the new submission is cleared or approved by the FDA.

The FDA has proposed changes to the 510(k) process. If the changes to the 510(k) process are adopted as proposed, the time and cost to obtain a 510(k) clearance or PMA could increase significantly.

We are subject to regulatory approval requirements of the foreign countries in which we sell our products, and these requirements may prevent or delay us from marketing our products in those countries.

We are subject to the regulatory approval requirements for each foreign country in which we sell our products. The process for complying with these approval requirements can be lengthy and expensive. Any changes in foreign approval requirements and processes may cause us to incur additional costs or lengthen review times of our products. We may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and any failure to do so may cause us to incur additional costs or prevent us from marketing our products in foreign countries, which may have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to substantial regulatory oversight and our failure to comply with applicable regulations may result in significant costs or, in certain circumstances, the suspension or withdrawal of previously obtained clearances or approvals.

Our businesses are extensively regulated by the FDA and other federal, state and foreign regulatory agencies. These regulations impact many aspects of our operations, including development, manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping.

The FDA and foreign regulatory agencies may require post-market testing and surveillance to monitor the performance of approved products or may place conditions on any product approvals that could restrict the commercial applications of those products. The discovery of problems with a product may result in restrictions on the product, including withdrawal of the product from the market. In addition, in some cases we may sell products or provide services which are reliant on the use or commercial availability of products of third parties, including medical devices, equipment or pharmaceuticals, and regulatory restrictions placed upon any such third party products could have a material adverse impact on the sales or commercial viability of our related products or services.

We are subject to routine inspection by the FDA and other agencies for compliance with the Quality System Regulation and Medical Device Reporting requirements in the United States and other applicable regulations worldwide. Our manufacturing facilities and those of our suppliers and distributors also are, or can be, subject to periodic regulatory inspections.

Under CLIA, some of our drug testing laboratories in the United States are required to be certified to meet quality assurance, quality control and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections. Our laboratories that perform drug testing on employees of federal government contractors and some other entities are regulated by the United States SAMHSA, which has established detailed performance and quality standards that laboratories must meet in order to perform this work.

Portions of our health management business are subject to unique licensing or permit requirements. For example, we may be required to obtain certification to participate in governmental payment programs, such as state or federal Medicaid/Medicare programs. We may need an operating license in some states, and some states have established Certificate of Need programs regulating the expansion of healthcare operations. In addition, we believe that some of our health management services are educational in nature, do not constitute the practice of medicine or provision of healthcare and, thus, do not require that we maintain federal or state licenses to provide these services. However, it is possible that federal or state laws regarding the provision of “virtual” or telephonic medicine could be revised or interpreted to include our services, or that other laws may be enacted which require licensure or otherwise relate to our health management services. In that event, we may incur significant costs to comply with such laws and regulations.

We are also subject to laws relating to matters such as privacy, safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with these laws and regulations. If we fail to comply with applicable regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products or injunctions against our distribution of products, termination of our service agreements by our customers, disgorgement of money, operating restrictions and criminal prosecution.

New laws may be enacted, or regulatory agencies may impose new or enhanced standards, that would increase our costs, as well as expose us to risks associated with non-compliance.

We are subject to healthcare fraud and abuse regulations that could result in significant liability, require us to change our business practices and restrict our operations in the future.

We are subject to laws regulating fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Many states have also adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to the referral of patients for health care items or services reimbursed by any payer, not only the Medicare, Medicaid and Veterans Administration programs. These laws constrain the sales, marketing and other promotional activities of manufacturers of medical devices by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, laboratories and other potential purchasers of medical devices and related services.

Other laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, or are for items or services that were not provided as claimed. These laws may also be triggered by failure to return identified overpayments to a payer. Anti-kickback and false claims laws prescribe civil and/or criminal penalties for noncompliance that can be substantial including, in some instances, fines, imprisonment and, within the United

States, exclusion from participation in government healthcare programs. Furthermore, since we are reimbursed directly by federal healthcare programs for certain good and services and, given that many of our customers rely on reimbursement from Medicare, Medicaid and other governmental programs to cover a substantial portion of their expenditures, our exclusion from such programs as a result of a violation of these laws could have a material adverse effect on our business, results of operations, financial condition and cash flows. The interpretation and enforcement of these laws and regulations are uncertain and subject to rapid change.

Billing and payment for healthcare services are highly regulated, and the failure to comply with applicable laws and regulations can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

A portion of our healthcare products and services are paid for by private and governmental third-party payers, such as Medicare and Medicaid. These third-party payers typically have different and complex billing and documentation requirements that we must satisfy in order to receive payment, and they carefully audit and monitor our compliance with these requirements. We must also comply with numerous other laws applicable to billing and payment for healthcare services, including privacy laws. Failure to comply with these requirements may result in non-payment, refunds, exclusion from government healthcare programs, and civil or criminal liabilities, any of which may have a material adverse effect on our revenues and earnings.

The health management business is a relatively new component of the overall healthcare industry, making its future uncertain.

The health management services that we provide are relatively new components of the overall healthcare industry. Accordingly, our health management customers have not had significant experience in purchasing, evaluating or monitoring such services, which can result in a lengthy sales cycle. The success of our health management business depends on a number of factors. These factors include:

•	our ability to differentiate our health management services from those of competitors;

•	the extent and timing of the acceptance of our services as a replacement for, or supplement to, traditional managed-care offerings;

•	the effectiveness of our sales and marketing efforts with customers and their health plan participants;

•	our ability to devise new and additional services beneficial to health plans and employers and their respective participants or employees;

•	our ability to obtain and retain all necessary licenses, permits and regulatory clearances and approvals related to our services and any products used as part of our services, and to deliver effective, reliable and safe services to our customers and their participants;

•	our ability to achieve, measure and effectively communicate cost savings for health plans and employers through the use of our services; and

•	our ability to obtain, retain and renew contracts with health maintenance organizations, preferred provider organizations and other managed-care plans as competition increases and to the extent that health plan customers attempt to provide health management services themselves.

Since the health management business is continually evolving, we may not be able to anticipate and adapt to the developing market. Moreover, we cannot predict with certainty the future growth rate or the ultimate size of the market.

Increasing health insurance premiums and co-payments may cause individuals to forgo health insurance and avoid medical attention, either of which may reduce demand for our products and services.

Health insurance premiums and co-payments have generally increased in recent years. These increases may cause individuals to forgo health insurance, as well as medical attention. This behavior may reduce demand for our point-of-care diagnostic products and also reduce the number of lives managed by our health management programs. Increased co-payments may cause insured individuals to forgo medical attention, thereby reducing demand for our professional diagnostic tests, as well as revenues under certain health management programs.

Rising unemployment may negatively impact the collectability of uninsured accounts and patient due accounts and/or reduce total health plan populations.

Some of our health management contracts provide reimbursement to us based on total relevant populations managed by health plans. If unemployment rates rise, our revenues under these contracts may be reduced as managed lives may decrease. One of the primary collection risks of our health management business’ accounts receivable relates to uninsured patient accounts and patient accounts for which the primary insurance carrier has paid the amounts covered by the applicable insurance policy, but patient responsibility amounts (deductibles and co-payments) remain outstanding. If unemployment rates rise, these uninsured and patient due accounts could increase as a percentage of the health management business’ accounts receivable. Deterioration in the collectability of these accounts could adversely affect the health management business’ collection of accounts receivable, cash flows and results of operations. These financial pressures could have an adverse impact on our business.

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

Many of our health management services are provided pursuant to long-term contracts that we may not be able to re-negotiate. If our costs increase, we may not be able to increase our prices, which would adversely affect our overall profit margin and net income.

Demands of third-party payers, cost reduction pressures among our customers and restrictive reimbursement practices may adversely affect our revenues.

Our ability to negotiate favorable contracts with non-governmental payers, including managed-care plans, significantly affects the revenues and operating results of our health management business. Our customers continue to face cost reduction pressures that may cause them to curtail their use of, or reimbursement for, health management services, to negotiate reduced fees or other concessions or to delay payment. Furthermore, the increasing leverage of organized buying groups among non-governmental payers may reduce market prices for our products and services, thereby reducing our profitability. Reductions in price increases or the amounts received from managed-care, commercial insurance or other payers could have a material adverse effect on the financial position, cash flows and results of operations of our health management business.

In addition, the ability of our customers to obtain appropriate reimbursement for products and services from third-party payers is critical to the success of our business because it affects which products customers purchase and the prices they are willing to pay. If we develop a new product but the product is not approved for reimbursement by private and governmental third-party payers, the product may not be successful. Domestic and foreign healthcare reforms may further reduce reimbursement levels and adversely affect demand for and profitability of our products and services. These reforms, along with other cost-containment initiatives, could have a material adverse effect on our business, results of operations and financing condition.

Our data management and information technology systems are critical to maintaining and growing our business.

Our business, particularly our health management business, is dependent on the effective use of information technology and, consequently, technology failure or obsolescence may negatively impact our business. In addition, data acquisition, data quality control, data security and data analysis, which are a cornerstone of our health management programs, are intense and complex processes subject to error. Untimely, incomplete or inaccurate data, flawed analysis of data or our inability to properly integrate, implement and update systems could have a material adverse impact on our business and results of operations. In particular, we are relying on our recently launched healthcare portal, Apollo, to provide the framework and supporting infrastructure for significantly enhanced future health management programs and to provide a competitive advantage. Apollo is a relatively new system and may not provide these expected benefits or meet our needs or the needs of our customers or program participants.

We expect that we will need to continue to improve and further integrate our information technology systems by training and educating our employees with respect to system improvements and integrations on an ongoing basis in order to effectively run our business. If we fail to successfully manage our information technology systems, including Apollo, our business and operating results could be adversely affected.

Poor economic conditions may negatively impact our toxicology business.

The high rates of unemployment currently affecting the United States and other countries negatively impact the demand for pre-employment drug testing. Additionally, reduced government funding for drug screening programs negatively impacts the market for our toxicology tests. If these trends continue or accelerate, they may have a material adverse impact on the results of operations of our toxicology business.

If we deliver products with defects, we may be subject to product recalls or negative publicity, our credibility may be harmed, market acceptance of our products may decrease and we may be exposed to liability.

The manufacturing and marketing of professional and consumer diagnostics involve an inherent risk of product liability claims. For example, a defect in one of our diagnostic products could lead to a false positive or false negative result, affecting the eventual diagnosis. Our product development and production are extremely complex and could expose our products to defects. Manufacturing and design defects could lead to recalls (either voluntary or required by the FDA or other government authorities) and could result in the removal of a product from the market. Defects in our products could also harm our reputation, lead to negative publicity and decrease sales of our products.

In addition, our marketing of monitoring services may cause us to be subjected to various product liability or other claims, including, among others, claims that inaccurate monitoring results lead to injury or death. Any product liability or other claim brought against us, regardless of merit, could be costly to defend and could result in an increase to our insurance premiums. If we are held liable for a claim, that claim could materially damage our business and financial condition.

We may experience manufacturing problems or delays due to, among other reasons, our volume and specialized processes, which could result in decreased revenue or increased costs.

The global supply of our products depends on the uninterrupted efficient operation of our manufacturing facilities. Many of our manufacturing processes are complex and involve sensitive scientific processes, including unique and often proprietary antibodies which cannot be replicated or acquired through alternative sources without undue delay or expense. Other processes present difficult technical challenges to obtain the manufacturing yields necessary to operate profitably. In addition, our manufacturing processes may require complex and specialized equipment which can be expensive to repair or replace with required lead times of up to a year.

The manufacturing of certain of our products is concentrated in one or more of our plants, with limited alternate facilities. Any event that negatively impacts our manufacturing facilities, our manufacturing systems or equipment, or our contract manufacturers or suppliers could delay or suspend shipments of products or the release of new products or could result in the delivery of inferior products. Our revenues from the affected products would decline and we could incur losses until such time as we or our contract manufacturers are able to restore our or their production processes or we are able to put in place alternative contract manufacturers or suppliers.

We rely on suppliers for raw materials and other products and services, and fluctuations in the availability and price of such products and services may adversely affect our business or results of operations.

We rely on numerous third parties to supply raw materials and other components for our manufacturing processes. In some cases, these raw materials and components are available only from a sole supplier. We also rely on a number of significant third-party manufacturers to produce some of our professional diagnostics products. Stringent requirements of the FDA and other regulatory authorities regarding the manufacture of our products may prevent us from quickly establishing additional or replacement sources for the raw materials, components or manufacturing services that we use or from doing so without excessive cost. As a result, a reduction or interruption in supply or an inability to secure alternative sources of raw materials, components or manufacturing services could have a material adverse effect on our business, result of operations, financial condition and cash flows.

We may not realize the intended benefits of the relocation of some of our manufacturing facilities to China.

In recent years we have shifted production of several of our products to our manufacturing facilities in China and closed less efficient and more expensive facilities elsewhere. We may shift production of additional products to China and other lower cost facilities. Moving production is difficult and involves significant risk. We may experience delays, inefficiencies and unanticipated costs as a result of problems establishing relationships with local materials suppliers; acquiring new facilities or adapting existing facilities and equipment to the production of new products; hiring, training and retaining personnel; and establishing and maintaining compliance with governmental regulations and industry standards. Any of these factors could have a material negative impact on our financial performance.

We could suffer monetary damages, incur substantial costs or be prevented from using technologies important to our products as a result of pending legal proceedings.

We are involved in various legal proceedings arising out of our business. Because of the nature of our business, we may be subject at any particular time to commercial disputes, product liability claims, negligence claims or various other lawsuits arising in the ordinary course of our business, including infringement, distributor disputes, employment matters or investor matters. The lawsuits we face generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. An adverse ruling or rulings in one or more such lawsuits could, individually or in the aggregate, substantially harm our sales, operations or financial performance.

The rights we rely upon to protect the intellectual property underlying our products may not be adequate to prevent third parties from using our technology, which would reduce a competitive advantage provided by our patents.

Our success depends in part on our ability to develop or acquire commercially valuable intellectual property rights and to enforce those rights. The degree of present and future protection for our intellectual property is uncertain and may change. The risks and uncertainties that we face with respect to our patents and other proprietary rights include the following:

•	pending patent applications we have filed, or to which we have exclusive rights, may not result in issued patents or may take longer than we expect to result in issued patents;

•	patents licensed or issued to us or our customers may not provide a competitive advantage;

•	other parties may challenge patents or patent applications licensed or issued to us or our customers;

•	other companies may design around technologies we have patented, licensed or developed; and

•	all patents have a limited life, meaning at some point valuable patents will expire and we will lose the competitive advantage they provide.

In addition to patents, we rely on a combination of trade secrets, non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. Nevertheless, these measures may not be adequate to safeguard the technology underlying our products. If these measures do not protect our rights, third parties could access our technology and our competitive advantage in the market would be reduced. In addition, employees, consultants and others who participate in the development of our products may breach their agreements with us regarding our intellectual property, and we may not have adequate remedies for the breach. We also may not be able to effectively protect our intellectual property rights in some foreign countries. For a variety of reasons, we may decide not to file for patent, copyright or trademark protection or prosecute potential infringements of our patents. Our trade secrets may also become known through other means not currently foreseen by us. Despite our efforts to protect our intellectual property, our competitors or customers may independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing any of our intellectual property rights, or design around our proprietary technologies.

Claims by others that our products infringe their proprietary rights could adversely affect our ability to sell our products and services and could increase our costs.

Substantial litigation over intellectual property rights exists in the professional and consumer diagnostics industries and in the health management industry. We expect that our products and services could be increasingly subject to third-party infringement claims as the number and functionality of our products grows and as we enter new and different industries and markets. Third parties may have or obtain patents which our products and services or technology may actually or allegedly infringe. Any of these third parties might assert infringement claims against us. Any litigation could result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may result in negative publicity, have an impact on prospective customers, cause product delays, or require us to develop alternative technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license rights to the infringed or similar technology on a timely and cost-effective basis, we may be forced to stop selling current products or abandon new products under development and we could be exposed to legal actions by our customers.

We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive and, if we lose, could cause us to lose some of our intellectual property rights, which would reduce our ability to compete.

In order to protect or enforce our patent rights, we may initiate litigation or other proceedings against, or enter into negotiations or settlement discussions with, third parties. Litigation may be necessary to:

•	assert claims of infringement;

•	enforce licensing terms and conditions;

•	protect our trade secrets or know-how; or

•	determine the enforceability, scope and validity of the proprietary rights of ourselves or others.

We have initiated a number of lawsuits against competitors whom we believe to be selling products that infringe our proprietary rights. These lawsuits and any other lawsuits that we initiate in the future could be expensive, take significant time and divert management’s attention from other business concerns. Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. Additionally, we may provoke third parties to assert claims against us.

Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in our industry are subject to change and often uncertain. We may not prevail in any of these suits, and the damages or other remedies awarded, if any, may not be commercially valuable. During the course of these suits, there may be public announcements of the results of hearings, motions and other interim proceedings or developments in the litigation. If securities analysts or investors perceive any of these results to be negative, the trading prices of our securities may decline.

Our future business prospects may be limited if our acquisition strategy is not successful.

As part of our business strategy, we seek to acquire or invest in businesses that offer complementary products, services or technologies to ours. If we are unable to identify and consummate acquisition opportunities, we may not achieve our growth targets. We may lose acquisition opportunities to competitors who offer a higher purchase price or who reach agreement with the target company earlier than we do. We may fail to complete acquisitions for many reasons, including failure to obtain antitrust or other regulatory clearances, failure to obtain requisite shareholder approval and failure to obtain necessary financing, and we may incur significant expenses, including potentially the expense of litigation, pursuing acquisitions, whether or not consummated.

Our business could be materially adversely affected as a result of the risks associated with our acquisition strategy.

Since our inception, we have acquired numerous businesses, including Standard Diagnostics, Inc. in 2010; certain assets of ACON Laboratories, Inc. and certain related entities, or the ACON Second Territory Business, in 2009; and Alere San Diego, Inc., formerly Biosite Incorporated, or Biosite, in 2007. The ultimate success of our acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating newly-acquired businesses or assets into our existing businesses. However, the acquisition and successful integration of independent businesses or assets is a complex, costly and time-consuming process, and the benefits we realize may not exceed the costs of the acquisition. The risk and difficulties associated with acquiring and integrating companies and other assets include, among others:

•	the impact of the acquisition on our financial and strategic position and reputation;

•	consolidating manufacturing, research and development operations and health management information technology platforms, where appropriate;

•	integrating newly-acquired businesses or product lines into a uniform financial reporting system;

•	coordinating sales, distribution and marketing functions and strategies, including the integration of our current health management products and services;

•	establishing or expanding manufacturing, sales, distribution and marketing functions in order to accommodate newly-acquired businesses or product lines or rationalizing these functions to take advantage of synergies;

•	preserving the important licensing, research and development, manufacturing and supply, distribution, marketing, customer and other relationships of acquired businesses;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	the potential loss of key employees of the acquired business;

•	coordinating geographically separate operations; and

•	regulatory and legal issues relating to the integration of legacy and newly-acquired businesses.

These factors could have a material adverse effect on our business, results of operations or financial condition, and managing multiple acquisitions or investments at the same time could exacerbate these risks. To the extent that we issue equity securities in connection with any future acquisition or investment, existing shareholders may experience dilution. Additionally, regardless of the form of consideration we pay, acquisitions and investments could negatively impact our net income and earnings per share.

If goodwill or other intangible assets that we have recorded in connection with our acquisitions of other businesses become impaired, we could have to take significant charges against earnings.

As a result of our acquisitions, we have recorded, and may continue to record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. For example, during the fourth quarter of 2010, we determined that our goodwill related to our health management business was impaired, resulting in a non-cash impairment charge in the amount of $1.0 billion. Any further reduction or impairment of the value of goodwill or other intangible assets will result in additional charges against earnings, which could materially reduce our reported results of operations in future periods.

We do not have complete control over the operations of SPD, our 50/50 joint venture with P&G, and we may be required to repurchase P&G’s interest in SPD at fair market value.

Because SPD is a 50/50 joint venture, we do not have complete control over its operations, including business decisions, which may impact SPD’s profitability.

Additionally, P&G retains an option to require us to purchase P&G’s interest in SPD at fair market value during the 60-day period beginning on May 17, 2011. The exercise of this option could strain our financial resources. Certain subsidiaries of P&G also have the right, at any time upon certain material breaches by us or our subsidiaries of our obligations under the joint venture documents, to acquire all of our interest in SPD at fair market value less any applicable damages.

Our business has substantial indebtedness.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2010, we had total debt outstanding of approximately $2.4 billion, which included approximately $941.3 million in aggregate principal amount of indebtedness outstanding under our senior secured credit facility, $250.0 million in aggregate principal amount of indebtedness outstanding under our junior secured credit facility, to which we refer, together with the senior secured credit facility, as our secured credit facilities. Our secured credit facilities mature in stages during the period beginning in 2013, 2014 or and continuing through 2015. At December 31, 2010, we also had an aggregate of $1.0 billion in aggregate principal amount of indebtedness outstanding under our senior and senior subordinated notes, all of which matures in 2016 or 2018, as well as $150.0 million in aggregate principal amount of indebtedness outstanding under our 2007 senior subordinated convertible notes, which matures in 2016.

We expect to obtain the money to pay our expenses and to pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to the pay principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt and forego attractive business opportunities. We may be unable to do so on acceptable terms. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

The agreements governing our indebtedness subject us to various restrictions that may limit our ability to pursue business opportunities.

The agreements governing our indebtedness subject us to various restrictions on our ability to engage in certain activities, including, among other things, our ability to:

•	acquire other businesses;

•	raise additional capital;

•	incur additional debt;

•	pay dividends or make distributions or repurchase or redeem our stock or subordinated debt;

•	prepay indebtedness; and

•	consolidate, merge or sell all or substantially all or our assets.

These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

Our secured credit facilities contain certain financial and other restrictive covenants that we may not satisfy, and that, if not satisfied, could result in the acceleration of the amounts due under our secured credit facilities and the limitation of our ability to borrow additional funds in the future.

The agreements governing our secured credit facilities subject us to various financial and other restrictive covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to maximum consolidated leverage ratios, minimum consolidated interest coverage ratios and limits on capital expenditures. If we violate any of these covenants, we may suffer a material adverse effect. Most notably, our outstanding debt under our secured credit facilities could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future may be limited or terminated. Alternatively, we could be forced to refinance or renegotiate the terms and conditions of our secured credit facilities, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facilities, on terms that may be significantly less favorable to us.

A default under any of the agreements governing our indebtedness could result in a default and acceleration of indebtedness under other agreements.

The agreements governing our indebtedness contain cross-default provisions whereby a default under one agreement could result in a default and acceleration of our repayment obligations under other agreements. If a cross-default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be available on acceptable terms. If some or all of our indebtedness is in default for any reason, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to satisfy our debt obligations upon a change of control or fundamental change, which could limit our opportunity to enter into a change of control or fundamental change transaction.

If we undergo a change of control, as provided in our secured credit facilities, the senior notes or the senior subordinated notes, or a fundamental change or termination of trading, as provided in the 2007 senior subordinated convertible notes, we may be required to repay or repurchase some or all of such indebtedness. We may not have sufficient financial resources to satisfy all of our repayment and repurchase obligations. Our failure to purchase notes as required under the senior or senior subordinated notes or the 2007 senior subordinated convertible notes would constitute a default under the relevant indentures and under our secured credit facilities and could have material adverse consequences for us and our stakeholders.

Non-competition obligations and other restrictions will limit our ability to take full advantage of our management team, the technology we own or license and our research and development capabilities.

Members of our management team have had significant experience in the diabetes field. In addition, technology we own or license may have potential applications to this field and our research and development capabilities could be applied to this field. However, in conjunction with our split-off from Inverness Medical Technology, Inc., or IMT, we agreed not to compete with IMT and Johnson & Johnson in the field of diabetes through November 21, 2011. In addition, our license agreement with IMT prevents us from using any of the licensed technology in the field of diabetes. As a result of these restrictions, we are limited in our ability to pursue opportunities in the field of diabetes.

Our operating results may fluctuate for various reasons and, as a result, period-to-period comparisons of our results of operations will not necessarily be meaningful.

Many factors relating to our business, such as those described elsewhere in this section, make our future operating results uncertain and may cause them to fluctuate from period to period. Because our revenue and operating results are difficult to predict, we believe that period-to-period comparisons of our results of operations are not a good indicator of our future performance. If revenue declines in a quarter, our results of operations will be harmed because many of our expenses are relatively fixed. In particular, research and development, sales and marketing and general and administrative expenses are not significantly affected by variations in revenue. If our quarterly operating results fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly.

Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

We are subject to income taxes in both the United States and various foreign jurisdictions, and we may take certain income tax positions on our tax returns that tax authorities may disagree with. We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions. However, the calculation of our tax liabilities involves the application of complex tax regulations to our global operations in many jurisdictions. Therefore, any dispute with any tax authority may result in a payment that is materially different from our current estimate of the tax liabilities associated with our returns.

Changes in tax laws or tax rulings could materially impact our effective tax rate. There are several proposals to reform U.S. tax rules being considered by U.S. law makers, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the U.S. federal income tax rate, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. Our future reported financial results may be adversely affected by tax rule changes which restrict or eliminate our ability to claim foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.

We may incur losses in excess of our insurance coverage.

Our insurance coverage includes product liability, property, fire, terrorism and business interruption policies. Our insurance coverage contains policy limits, specifications and exclusions. We believe that our insurance coverage is consistent with general practices within our industry. Nonetheless, we may incur losses of a type for which we are not covered by insurance or which exceed the limits of liability of our insurance policies. In that event, we could experience a significant loss which could have a material negative impact on our financial condition.

Our future success depends on our ability to recruit and retain key personnel.

Our future success depends on our continued ability to attract, hire and retain highly qualified personnel, including our executive officers and scientific, technical, sales and marketing employees, and their ability to manage growth successfully. Experienced personnel in our industry are in high demand and competition for their talents is intense. If we are unable to attract and retain key personnel, our business may be harmed. In addition, the loss of any of our key personnel, particularly key research and development personnel, could harm our business and prospects and could impede the achievement of our research and development, operation or strategic objectives.

Future sales of our common stock issuable upon conversion of our Series B Convertible Perpetual Preferred Stock, or Series B Preferred Stock, or our senior subordinated convertible notes may adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock or other equity securities in the public market could depress the price of our common stock and impair our ability to raise capital through the sale of additional equity securities. The price of our common stock could be affected by possible sales of the substantial number of shares of our common stock potentially issuable upon conversion of our Series B Preferred Stock or our senior subordinated convertible notes and by other hedging or arbitrage trading activity that may develop involving our common stock. If the conditions applicable to the conversion of our Series B Preferred Stock were satisfied, then subject to adjustment, each of the approximately 2.1 million shares of Series B Preferred Stock outstanding as of December 31, 2010 could convert into 5.7703 shares of our common stock, or approximately 12.1 million shares of our common stock. Upon certain extraordinary transactions, depending on the market price of our common stock at that time, the conversion rate could increase such that significantly more shares of common stock could be issued. Our $150.0 million in aggregate principal amount of senior subordinated convertible notes is convertible into shares of our common stock at a conversion price of approximately $43.98 per share, or approximately 3.4 million shares.

The holders of our Series B Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

As of December 31, 2010, the outstanding shares of our Series B Preferred Stock had an aggregate stated liquidation preference of approximately $836.2 million. Dividends accrue on the shares of Series B Preferred Stock at a rate of 3% per annum, and we have the option to pay these dividends in shares of common stock or additional shares of Series B Preferred Stock and in either case must satisfy the dividend obligation by issuing the requisite number of shares based upon market prices. Upon a liquidation of our company, the holders of shares of Series B Preferred Stock will be entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is the aggregate stated liquidation preference, plus any accrued and unpaid dividends. Because of the substantial liquidation preference to which the holders of the Series B Preferred Stock are entitled, the amount available to be distributed to the holders of our common stock upon a liquidation of our company could be substantially limited or reduced to zero.

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

Provisions of our certificate of incorporation and bylaws may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests, and may prevent attempts by our stockholders to replace or remove our current management. These provisions include the following:

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

In addition, our board of directors may in the future adopt other protective measures, such as a stockholder rights plan, which could delay, deter or prevent a change in control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal corporate administrative office, together with the administrative office for most of our United States consumer operations, is located at 51 Sawyer Road, Waltham, Massachusetts. Our health management business is headquartered in Atlanta, Georgia. We also operate a shared service center in Orlando, Florida, which houses certain critical back-office and sales operations supporting our U.S. professional diagnostics operations. These key administrative facilities are leased from third parties.

We own approximately 32.6 acres of land in San Diego, California which houses one of our six primary manufacturing operations, as well as significant administrative and research and development operations for our professional diagnostics business. Our buildings on this property total 336,000 square feet and include 167,000 square feet of manufacturing space for professional diagnostic products.

Our other primary manufacturing operations are in Hangzhou and Shanghai, China; Matsudo, Japan; Yongin, South Korea and Scarborough, Maine. We manufacture some of our consumer and professional diagnostics products in a manufacturing facility of approximately 410,000 square feet in Hangzhou, China, which we own. The majority of our consumer diagnostic products are manufactured in a facility of approximately 54,000 square feet in Shanghai, China, which we lease. We manufacture our Determine products in a leased space of approximately 35,000 square feet in Matsudo, Japan. We will also continue to rent 16,000 square feet of space in Matsudo from Abbott Laboratories through March 2011. Standard Diagnostics manufactures most of its professional diagnostic products in a 63,000 square foot facility, which it owns, in Yongin, South Korea. We manufacture certain professional diagnostic products in a 64,000 square foot facility that we lease in Scarborough, Maine.

We rely increasingly on toxicology laboratories to provide reliable drugs of abuse testing results to customers. We own two SAMHSA certified laboratories located in Gretna, Louisiana and Richmond, Virginia. We also operate laboratories in Santa Rosa, California; Austin, Texas and Abingdon, England.

We also have leases or other arrangements for other facilities in various locations worldwide, including smaller manufacturing operations and laboratories, as well as research and developments operations, administrative or sales offices, call centers and warehouses. We believe that adequate space for our manufacturing, testing and other operations will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that we currently believe could have a material adverse impact on our sales, operations or financial performance. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities and Use of Proceeds

On December 17, 2010, we issued 400 shares of our common stock upon the exercise of warrants for cash, resulting in aggregate proceeds to us of $5,416. These shares were offered and sold, in one transaction, pursuant to an exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

Market Information

Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “ALR.” The following table sets forth the high and low sales prices of our common stock for each quarter during fiscal 2010 and 2009.

	High	Low

Fiscal 2010
Fourth Quarter	$36.81	$26.61
Third Quarter	$31.60	$25.36
Second Quarter	$40.32	$26.06
First Quarter	$44.87	$38.30
Fiscal 2009
Fourth Quarter	$44.01	$37.02
Third Quarter	$41.86	$30.27
Second Quarter	$35.99	$25.80
First Quarter	$28.93	$18.59

On February 23, 2011, there were 2,029 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to support our growth strategy and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, on our common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, restrictive covenants under our secured credit facilities and the indentures governing the terms of our senior notes and our senior subordinated notes currently prohibit or limit the payment of cash or stock dividends.

Stock Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock from December 31, 2005 through December 31, 2010 with the cumulative total return of a broad equity market index and a published industry index. This graph assumes an investment of $100.00 on December 30, 2005 in our common stock, and compares its performance with the NYSE Composite Index and the Dow Jones U.S. Healthcare Index (the “Current Indices”). We paid no dividends on our common stock during the period covered by the graph. The Current Indices reflect a cumulative total return based upon the reinvestment of dividends of the stocks included in those indices. Measurement points are December 30, 2005 and the last trading day of each subsequent year end through December 31, 2010.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Current Indices

		NYSE Composite	Dow Jones U.S.
Date	ALR	Index	Healthcare Index

12/30/05	$100.00	$100.00	$100.00
12/29/06	$163.22	$117.86	$105.20
12/31/07	$236.95	$125.62	$112.10
12/31/08	$79.76	$74.25	$85.17
12/31/09	$175.07	$92.66	$101.24
12/31/10	$154.37	$102.71	$103.70

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (or the Exchange Act), or otherwise subject to the liabilities of that section. This graph will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the five-year period ended December 31, 2010 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

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

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Notes 2(r) and 4 of our consolidated financial statements included elsewhere in this report.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
		(in thousands, except per share data)

Statement of Operations Data:
Net product sales	$1,472,403	$1,365,079	$1,151,265	$728,091	$470,079
Services revenue	662,185	528,487	405,462	16,646	—

Net product sales and services revenue	2,134,588	1,893,566	1,556,727	744,737	470,079
License and royalty revenue	20,759	29,075	25,826	21,979	17,324

Net revenue	2,155,347	1,922,641	1,582,553	766,716	487,403

Cost of net product sales	688,325	619,503	543,317	365,545	257,785
Cost of services revenue	325,286	240,026	177,098	5,261	—
Cost of license and royalty revenue	7,149	8,890	8,620	9,149	5,432

Cost of net revenue	1,020,760	868,419	729,035	379,955	263,217

Gross profit	1,134,587	1,054,222	853,518	386,761	224,186
Operating expenses:
Research and development	133,278	112,848	111,828	69,547	48,706
Purchase of in-process research and development	—	—	—	173,825	4,960
Sales and marketing	499,124	441,646	381,939	163,028	89,700
General and administrative	446,917	357,033	295,059	155,153	67,938
Goodwill impairment charge	1,006,357	—	—	—	—
(Gain) loss on dispositions, net	—	(3,355)	—	—	3,498

Operating income (loss)	(951,089)	146,050	64,692	(174,792)	9,384
Interest expense and other expenses, net, including amortization of original issue discounts and write-off of deferred financing costs	(116,697)	(105,802)	(102,939)	(73,563)	(17,595)

Income (loss) from continuing operations before provision (benefit) for income taxes	(1,067,786)	40,248	(38,247)	(248,355)	(8,211)
Provision (benefit) for income taxes	(29,931)	15,627	(16,644)	(1,049)	5,712

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
		(in thousands, except per share data)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(1,037,855)	24,621	(21,603)	(247,306)	(13,923)
Equity earnings of unconsolidated entities, net of tax	10,566	7,626	1,050	4,372	336

Income (loss) from continuing operations	(1,027,289)	32,247	(20,553)	(242,934)	(13,587)
Income (loss) from discontinued operations, net of tax	11,397	1,934	(1,048)	(418)	(3,255)

Net income (loss)	(1,015,892)	34,181	(21,601)	(243,352)	(16,842)
Less: Net income attributable to non-controlling interests	1,418	465	167	1,401	—

Net income (loss) attributable to Alere Inc. and Subsidiaries	(1,017,310)	33,716	(21,768)	(244,753)	(16,842)
Preferred stock dividends	(24,235)	(22,972)	(13,989)	—	—

Net income (loss) available to common stockholders(1)	$(1,041,545)	$10,744	$(35,757)	$(244,753)	$(16,842)

Basic net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Net income (loss) per common share from continuing operations	$(12.47)	$0.11	$(0.45)	$(4.74)	$(0.39)

Net income (loss) per common share from discontinued operations	$0.14	$0.02	$(0.01)	$(0.01)	$(0.10)

Net income (loss) per common share(1)	$(12.33)	$0.13	$(0.46)	$(4.75)	$(0.49)

Diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Net income (loss) per common share from continuing operations	$(12.47)	$0.11	$(0.45)	$(4.74)	$(0.39)

Net income (loss) per common share from discontinued operations	$0.14	$0.02	$(0.01)	$(0.01)	$(0.10)

Net income (loss) per common share(1)	$(12.33)	$0.13	$(0.46)	$(4.75)	$(0.49)

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$401,306	$492,773	$141,324	$414,732	$71,104
Working capital	$411,399	$828,944	$470,349	$674,048	$133,297
Total assets	$6,330,374	$6,943,992	$5,955,360	$4,880,759	$1,085,771
Total debt	$2,398,985	$2,149,324	$1,520,534	$1,387,849	$202,976
Total stockholders’ equity	$2,575,038	$3,527,555	$3,278,838	$2,586,667	$714,138

(1)	Net income (loss) available to common stockholders and basic and diluted net income (loss) per common share are computed consistent with annual per share calculations described in Notes 2(n) and 12 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K, including this Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements in this Item 7 include, without limitation, statements regarding anticipated expansion and growth in certain of our product and service offerings, the impact of our research and development activities, potential new product and technology achievements, the potential for selective acquisitions, including acquisitions of health management businesses outside the United States, our ability to improve our working capital and operating margins, our expectations with respect to Apollo, our integrated health management technology platform, our ability to improve care and lower healthcare costs for both providers and patients, and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Item 1A entitled “Risk Factors,” which begins on page 13 of this report, as well as those factors identified from time to time in our periodic filings with the Securities and Exchange Commission. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

Overview

We enable individuals to take charge of improving their health and quality of life at home, under medical supervision, by developing new capabilities in near-patient diagnosis, monitoring and health management. Our global, leading products and services, as well as our new product development efforts, currently focus on cardiology, women’s health, infectious disease, oncology and toxicology. We are continuing to expand our product and service offerings in all of these categories.

As a global, leading supplier of near-patient monitoring tools, as well as value-added healthcare services, we are uniquely positioned to improve care and lower healthcare costs for both providers and patients. Our rapidly growing home coagulation monitoring business, which supports doctors’ and patients’ efforts to monitor warfarin therapy using our INRatio blood coagulation monitoring system, continues to represent an early example of this. We have also continued to introduce our new integrated health management technology platform, called Apollo, to our customers since its launch on January 1, 2010. Using a sophisticated data engine for acquiring and analyzing information, combined with a state of the art touch engine for communicating with individuals and their health partners, we expect Apollo to benefit healthcare providers, health insurers and patients alike by enabling more efficient and effective health management programs.

We have continued to grow through strategic acquisitions. Our February 2010 acquisition of Kroll Laboratory Specialists, Inc., now renamed Alere Toxicology, as well as other small acquisitions during the year, expanded the range of toxicology testing products and services that we can offer government agencies, employers, health plans and healthcare professionals. Our 2010 acquisition of Standard Diagnostics brought us a comprehensive range of rapid diagnostic products, with particular strength in the infectious disease category. This acquisition builds on our already significant presence in Asia-Pacific through its distribution capabilities in South Korea and India, and additionally provides us with a strong management team and established manufacturing facilities in each of those countries. We also acquired a small health management provider in Australia and expect to continue to expand our health management business outside the U.S. through selective acquisitions.

During 2010, we completed several technology-based acquisitions that we hope will aid us in bringing future products or diagnostic platforms to market. Through the acquisition of two privately-owned research and development operations, we have enhanced our capabilities in the area of rapid molecular diagnostic testing. Additionally, in November 2010, we acquired AdnaGen, a small German company specializing in the development of cancer diagnostics through the detection and analysis of circulating tumor cells in order to determine the correct course of therapy for individual cancer patients. We hope that this acquisition will assist us in developing a rapid molecular testing platform focused on oncology, allowing for truly personalized cancer care.

We continued to lay the groundwork during 2010 for future revenue and earnings growth by focusing our efforts on new product development and introductions. We introduced our Alere Heart Check System in Europe and, while the European launch is in very early stages, early indicators are positive. The Alere Heart Check System provides a quantitative reading of BNP in 10 minutes using a fingerstick sample with substantially equivalent performance to lab instruments. The Alere Heart Check System, while launched as a point-of-care device, is ultimately designed for home use and is intended to enable doctors to remotely monitor BNP levels of congestive heart failure patients and adjust their therapy accordingly. Additionally, during 2010, we introduced our Alere CD4 Analyzer in additional countries in Africa and Asia-Pacific. The Alere CD4 Analyzer is the first point-of-care platform which measures absolute CD4 counts in HIV patients with results in 20 minutes, through single-use, disposable fingerstick cartridges. We also made headway during 2010 in sales of the epoc platform, and expect this trend to continue as we make progress in securing contracts through the relatively long sales process associated with integrated networks and large hospital systems. The epoc (enterprise point-of-care) platform is a point-of-care analysis system which provides wireless bedside blood gas and electrolyte measurement testing solutions and complements our Triage products in cardiology and emergency room settings. Utilizing easy to use, low-cost disposable Smart-Cardstm, the epoc System produces laboratory-quality results in critical and acute care settings in about 30 seconds.

We continue to build momentum for two novel biomarkers, NGAL and placental growth factor (PlGF). In 2009, we introduced the Triage NGAL test outside the U.S., as the world’s first point-of-care test for acute kidney injury (AKI) and we expect U.S. FDA clearance for this product in 2012. In January 2010, we launched Triage PlGF in Europe. PlGF is a novel biomarker that aids in the early diagnosis of pre-eclampsia (PE), which is the leading cause of maternal and perinatal mortality. Our efforts have focused on building awareness and acceptance of this marker outside of the U.S., while key clinical studies needed to gain regulatory clearance in the U.S. and Japan are expected to commence in 2011.

2010 Financial Highlights

•	Net revenue increased by $232.7 million, or 12%, to $2.2 billion in 2010, from $1.9 billion in 2009.

•	Gross profit increased by $80.4 million, or 8%, to $1.13 billion in 2010, from $1.05 billion in 2009.

•	For the year ended December 31, 2010, we generated a net loss of $1.0 billion, or $12.33 per basic and diluted common share after preferred stock dividends, based on a net loss available to common stockholders of $1.0 billion. For the year ended December 31, 2009, we generated net income of $33.7 million, or $0.13 per basic and diluted common share after preferred stock dividends, based on net income available to common stockholders of $10.7 million. The 2010 net loss included a $1.0 billion non-cash charge associated with the impairment of goodwill in our health management business segment and reporting unit.

Results of Operations

The following discussions of our results of continuing operations exclude the results related to the vitamins and nutritional supplements business segment, which was previously presented as a separate operating segment prior to its divestiture in January 2010. The vitamins and nutritional supplements business segment has been segregated from continuing operations and reflected as discontinued operations for all periods presented. See “Discontinued Operations” below. Results excluding the impact of currency translation are calculated on the basis of local currency results, using foreign currency exchange rates applicable to the earlier comparative period. We believe presenting information using the same foreign currency exchange rates helps investors isolate the impact of changes in those rates from other trends. Our results of operations were as follows:

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Product Sales and Services Revenue.  Net product sales and services revenue increased by $241.0 million, or 13%, to $2.1 billion in 2010 from $1.9 billion in 2009. Net product sales and services revenue increased primarily as a result of our health management and professional diagnostics-related acquisitions which contributed $338.0 million of the increase. Excluding the impact of currency translation, net product sales and services revenue in 2010 grew by approximately $237.6 million, or 13%, over 2009. Offsetting the increased net product sales and services revenue contributed by acquisitions was a decrease in North American flu-related net product sales during 2010, as compared to 2009. Net product sales from our North American flu sales declined approximately $82.3 million, comparing 2010 to 2009, from $101.1 million in 2009 to $18.8 million in 2010, as a result of a weaker than normal flu season in 2010 and unusually strong flu sales during 2009 caused by the H1N1 flu outbreak. In addition, worldwide respiratory sales, excluding North American flu sales discussed above, declined approximately $19.4 million, comparing 2010 to 2009. Net product sales and services revenue in our health management segment, excluding the impact of acquisitions, was adversely impacted by the increasingly competitive environment, particularly in the less differentiated services, such as disease management and case management.

Net Product Sales and Services Revenue by Business Segment.  Net product sales and services revenue by business segment for 2010 and 2009 are as follows (in thousands):

			% Increase
	2010	2009	(Decrease)

Professional diagnostics	$1,440,718	$1,238,251	16%
Health management	598,819	521,695	15%
Consumer diagnostics	95,051	133,620	(29)%

Net product sales and services revenue	$2,134,588	$1,893,566	13%

Professional Diagnostics

The increase in net product sales and services revenue from our professional diagnostics business segment was $202.5 million, or 16%, resulting in $1.4 billion of net product sales and services revenue in 2010. Net product sales and services revenue increased primarily as a result of our acquisitions of: (i) the ACON Second Territory Business, in April 2009, which contributed $15.2 million of net product sales and services revenue in excess of those earned in the prior year’s comparative period, (ii) Concateno, in August 2009, which contributed $48.8 million of net product sales and services revenue in excess of those earned in the prior year’s comparative period, (iii) Standard Diagnostics, in February 2010, which contributed $78.9 million of net product sales and services revenue, (iv) Alere Toxicology, in February 2010, which contributed $31.3 million of net product sales and services revenue and (v) various less significant acquisitions, which contributed an aggregate of $41.8 million of such increase. Offsetting the increased net product sales and services revenue contributed by acquisitions was a decrease in North American flu-related net product sales during 2010 compared to 2009. Net product sales from our North American flu sales declined approximately $82.3 million, comparing 2010 to 2009, as a result of a weaker than normal flu season in 2010 and unusually strong flu sales during 2009 caused by the H1N1 flu outbreak. In addition, worldwide respiratory sales, excluding North American flu sales discussed above, declined approximately $19.4 million, comparing 2010 to 2009. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $198.7 million, or 16%, comparing 2010 to 2009. Excluding the impact of currency translation and the decrease in flu-related sales during the comparable periods, organic growth for our professional diagnostics net product sales and services revenue was 6%.

Health Management

Our health management net product sales and services revenue increased $77.1 million, or 15%, to $598.8 million in 2010 from $521.7 million in 2009. Of the increase, net product sales and services revenue increased primarily as a result of our acquisitions of: (i) Free & Clear, Inc., or Free & Clear, in September 2009, which contributed $55.5 million of net products sales and services revenue in excess of those earned in the prior year’s comparative period, (ii) Tapestry Medical, Inc., or Tapestry, in November 2009, which contributed $45.3 million of net product sales and services revenue (which includes revenue transferred to Tapestry from our QAS subsidiary) in excess of those earned in the prior year’s comparative period, (iii) CVS Caremark’s common disease management program, or Accordant, in September 2009, which contributed $15.3 million of net product sales and services revenue in excess of those earned in the prior year’s comparative period and (iv) various less significant acquisitions, which contributed an aggregate of $5.9 million of such increase. Net product sales and services revenue in our health management segment, excluding the impact of these acquisitions, was adversely impacted by the increasingly competitive environment, particularly in the less differentiated services, such as disease management and case management.

Consumer Diagnostics

Our consumer diagnostics net product sales and services revenue decreased by $38.6 million, or 29%, to $95.1 million in 2010 from $133.6 million in 2009. The decrease during 2010, as compared to 2009, was primarily driven by a decrease of approximately $35.0 million of manufacturing revenue associated with our manufacturing agreement with our 50/50 joint venture with P&G, or SPD, whereby we manufacture and sell consumer diagnostic products to SPD. Our manufacturing revenue is generated on a cost-plus basis. Manufacturing revenue has been adversely impacted as a result of transitioning the manufacturing of our consumer diagnostic-related products to some of our lower cost facilities and to certain third party facilities. Net product sales by SPD were $193.8 million and $184.6 million during 2010 and 2009, respectively. The transition of the manufacturing of our consumer diagnostic-related products to the lower cost facilities has been substantially completed at the end of 2010.

Net Product Sales and Services Revenue by Geographic Location.  Net product sales and services revenue by geographic location for 2010 and 2009 are as follows (in thousands):

	2010	2009	% Increase

United States	$1,363,145	$1,302,376	5%
Europe	358,865	315,130	14%
Elsewhere	412,578	276,060	49%

Net product sales and services revenue	$2,134,588	$1,893,566	13%

Net product sales and services revenue of $1.4 billion and $1.3 billion generated in the United States were approximately 64% and 69%, respectively, of total net product sales and services revenue for the year ended December 31, 2010 and 2009, respectively. The growth in net product sales and services revenue in all geographic regions resulted primarily from the various acquisitions and organic growth, both discussed above. The increase in net product sales and services revenue outside the U.S. and Europe was primarily a result of our acquisition of Standard Diagnostics located in South Korea.

License and Royalty Revenue.  License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by $8.3 million, or 29%, to $20.8 million in 2010, from $29.1 million in 2009. The decrease in license and royalty revenue during 2010, as compared to 2009, was largely attributed to a decrease in royalty payments received from Quidel under existing licensing agreements and a $5.0 million royalty payment received during 2009 in connection with a license arrangement in the field of animal health diagnostics. The decrease in royalties received from Quidel during 2010, compared to 2009, is a result of a decrease in flu-related product sales.

Gross Profit and Margin.  Gross profit increased by $80.4 million, or 8%, to $1.13 billion in 2010, from $1.05 billion in 2009. The increase in gross profit during 2010, compared to 2009, was largely attributed to the increase in net product sales and services revenue resulting from acquisitions and organic growth from our professional diagnostics business segment. Cost of net revenue during 2010 included amortization of $6.6 million relating to the write-up of inventory to fair value in connection with certain acquisitions. Cost of net revenue during 2009 included amortization of $2.0 million relating to the write-up of inventory to fair value in connection with the acquisition of Concateno during the third quarter of 2009. Reducing gross profit for 2010 and 2009 was $3.9 million and $9.5 million in restructuring charges, respectively.

Cost of net revenue included amortization expense of $63.0 million and $42.1 million for 2010 and 2009, respectively.

Overall gross margin was 53% in 2010, compared to 55% in 2009.

Gross Profit from Net Product Sales and Services Revenue by Business Segment.  Gross profit from net product sales and services revenue increased by $86.9 million to $1.1 billion in 2010, from $1.0 billion in 2009. Gross profit from net product sales and services revenue by business segment for 2010 and 2009 is as follows (in thousands):

			% Increase
	2010	2009	(Decrease)

Professional diagnostics	$801,745	$733,640	9%
Health management	297,085	280,547	6%
Consumer diagnostics	22,147	19,850	12%

Gross profit from net product sales and services revenue	$1,120,977	$1,034,037	8%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue increased by $68.1 million, or 9%, to $801.7 million during 2010, compared to $733.6 million during 2009, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above. Reducing gross profit for 2010 was amortization of $6.6 million relating to the write-up of inventory to fair value in connection with various acquisitions. Reducing gross profit for 2009 was amortization of $2.0 million relating to the write-up of inventory to fair value in connection with the acquisition of Concateno during the third quarter of 2009. Start up costs incurred during 2010 associated with our production of CD4 disposable tests also contributed to reduced gross profit during 2010, as compared to 2009. Reducing gross profit for 2010 and 2009 was $3.3 million and $8.6 million in restructuring charges, respectively.

As a percentage of our professional diagnostics net product sales and services revenue, gross profit from our professional diagnostics business was 56% in 2010, compared to 59% in 2009. The inventory write-ups noted above, coupled with higher revenue from our recently acquired toxicology businesses, which contribute lower than segment average gross margins, and a decrease in North American flu-related net product sales, which contribute higher than segment average gross margin, contributed to the decrease in gross margin percentage for 2010, compared to 2009.

Health Management

Gross profit from our health management net product sales and services revenue increased by $16.5 million, or 6%, to $297.1 million during 2010, compared to $280.5 million during 2009. The increase in gross profit was largely attributed to gross profit earned on revenues from recent acquisitions, as discussed above. Reducing gross profit for both 2010 and 2009 was $0.6 million in restructuring charges.

As a percentage of our health management net product sales and services revenue, gross profit from our health management business was 50% in 2010, compared to 54% in 2009. The lower margin percentage earned during 2010, as compared to 2009, is a result of the increasingly competitive environment for the health management segment, particularly in the less differentiated services, such as disease management and case management. In addition, reserves totaling approximately $3.0 million were established during the fourth quarter of 2010 for the potential return of unused test strips distributed in connection with our home monitoring portion of the health management business.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue increased $2.3 million, or 12%, to $22.1 million during 2010, compared to $19.8 million during 2009. The increase in gross profit is primarily a result of changes in net product sales and services revenue mix during the year ended December 31, 2010, compared to the year ended December 31, 2009.

As a percentage of our consumer diagnostics net product sales and services revenue, gross profit from our consumer diagnostics business was 23% for 2010, compared to 15% in 2009.

Research and Development Expense.  Research and development expense increased by $20.4 million, or 18%, to $133.3 million in 2010, from $112.8 million in 2009. Included in research and development expense in 2010 is $7.1 million of stock-based compensation expense, representing an increase of approximately $1.9 million from 2009. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $0.5 million were included in research and development expense during 2010, representing a decrease of approximately $0.6 million from 2009. Amortization expense of $4.8 million and $3.7 million was included in research and development expense for 2010 and 2009, respectively.

Research and development expense as a percentage of net revenue was 6% for both 2010 and 2009.

Sales and Marketing Expense.  Sales and marketing expense increased by $57.5 million, or 13%, to $499.1 million in 2010, from $441.6 million in 2009. Amortization expense of $212.3 million and $186.9 million was included in sales and marketing expense for 2010 and 2009, respectively. The remaining increase in sales and marketing expense primarily relates to additional spending related to newly-acquired businesses. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $1.5 million were included in sales and marketing expense during 2010, representing a decrease of approximately $0.4 million from 2009.

Sales and marketing expense as a percentage of net revenue was 23% for both 2010 and 2009.

General and Administrative Expense.  General and administrative expense increased by $89.9 million, or 25%, to $446.9 million in 2010, from $357.0 million in 2009. The increase in general and administrative expense relates primarily to $60.1 million of compensation expense recorded in connection with purchasing the remaining shares of a minority shareholder of Standard Diagnostics during the fourth quarter of 2010. Partially offsetting the increase was a decrease in legal spending of approximately $7.1 million for 2010, as compared to 2009. Acquisition-related costs of $8.2 million and $15.9 million were included in general and administrative expense for 2010 and 2009, respectively. Amortization expense of $18.4 million and $22.9 million was included in general and administrative expense for 2010 and 2009, respectively.

General and administrative expense as a percentage of net revenue was 21% and 19% for 2010 and 2009, respectively.

Impairment of Goodwill.  We conducted our annual goodwill impairment analysis during the fourth quarter of 2010. When conducting Step 1 of the impairment analysis, as prescribed by ASC 350, Intangibles — Goodwill and Other, or ASC 350, the analysis indicated that the carrying value of the net assets of our health management reporting unit exceeded the estimated fair value of the reporting unit. As a result, we were required to complete Step 2 of the impairment analysis, as prescribed by ASC 350, to determine the amount of the goodwill impairment charge. The Step 2 portion of the analysis indicated that we needed to record a goodwill impairment charge of approximately $1.0 billion, which was recorded during the fourth quarter of 2010. Any further reduction or impairment of the value of goodwill or other intangible assets will result in additional charges against earnings, which could materially reduce our reported results of operations in future periods. Further details of the goodwill impairment analysis are disclosed in Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Gain on Disposition.  In 2009, we disposed of our majority ownership interest in our Diamics Inc., or Diamics, operation, which was part of our professional diagnostics reporting unit and business segment. During the period from the date of acquisition of Diamics in July 2007 until its disposition in September 2009, under the principles of consolidation, we consolidated 100% of the operating results of the Diamics operations in our consolidated statement of operations. As a result of the disposition, we recorded a gain of $3.4 million during the year ended December 31, 2009.

Interest Expense.  Interest expense includes interest charges, and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense increased by $32.6 million, or 31%, to $139.4 million for the year ended December 31, 2010, from $106.8 million for the year ended December 31, 2009. The increase was principally due to additional interest expense incurred on our 9% subordinated notes, 7.875% senior notes and 8.625% subordinated notes, totaling $69.5 million for the year ended December 31, 2010, compared to $32.3 million for the year ended December 31, 2009.

Other Income (Expense), Net.  Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	2010	2009	Change

Interest income	$1,960	$2,342	$(382)
Foreign exchange gains (losses), net	9,752	1,267	8,485
Other	11,026	(2,613)	13,639

Other income (expense), net	$22,738	$996	$21,742

Other income (expense), net for 2010 includes a $4.5 million gain on a sale of marketable securities, a net recovery of $3.3 million related to certain restructuring activities, a $3.1 million net gain associated with legal settlements related to previously disclosed intellectual property litigation relating to our health management businesses and approximately $0.5 million of income associated with a settlement of prior years’ royalties during 2010, which were partially offset by a charge related to an accounts receivable reserve for a prior year’s sale.

Other income (expense), net for 2009 includes $1.9 million of expense associated with fully-vested compensation-related costs for certain executives incurred in connection with the acquisition of Concateno during the third quarter of 2009, a $2.9 million realized foreign currency gain associated with restricted cash established in connection with the acquisition of Concateno, and $0.6 million of stamp duty tax incurred during 2009 in connection with an incremental investment made in one of our foreign subsidiaries.

Provision (Benefit) for Income Taxes.  Provision (benefit) for income taxes decreased by $45.6 million, to a $29.9 million benefit in 2010, from a $15.6 million provision in 2009. The effective tax rate in 2010 was 3%, compared to 39% in 2009. The decrease in the provision for income taxes from 2009 to 2010 is primarily related to the tax benefit associated with the goodwill impairment charge. The decrease in the effective tax rate between the two years primarily results from the inability to record a tax benefit on the majority of the goodwill impairment charge recorded during 2010.

The primary components of the 2010 provision for income taxes relate to U.S. federal and state income taxes, taxes on foreign income and the recognition of a tax benefit associated with the goodwill impairment charge recorded during 2010. The primary components of the 2009 benefit for income taxes relate to U.S. federal and state income taxes and taxes on foreign income.

Equity Earnings in Unconsolidated Entities, Net of Tax.  Equity earnings in unconsolidated entities are reported net of tax and include our share of earnings in entities that we account for under the equity method of accounting. Equity earnings in unconsolidated entities, net of tax, for the year ended December 31, 2010 reflect the following: (i) earnings from our 50% interest in SPD in the amount of $8.5 million,

(ii) earnings from our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.2 million and (iii) earnings from our 49% interest in TechLab, Inc., or TechLab, in the amount of $1.9 million. Equity earnings in unconsolidated entities, net of tax, for the year ended December 31, 2009 reflect the following: (i) earnings from our 50% interest in SPD in the amount of $5.7 million, (ii) earnings from our 40% interest in Vedalab in the amount of approximately $0.5 million and (iii) earnings from our 49% interest in TechLab, in the amount of $1.7 million.

Income (Loss) from Discontinued Operations, Net of Tax.  The results of the vitamins and nutritional supplements business are included in income (loss) from discontinued operations, net of tax, for all periods presented. For the year ended December 31, 2010, the discontinued operations generated net income of approximately $11.4 million, as compared to net income of $1.9 million for the year ended December 31, 2009. The net income of $11.4 million for the year ended December 31, 2010 includes a gain of $18.7 million ($11.6 million, net of tax) on the sale of the vitamins and nutritional supplements business.

Net Income (Loss).  For the year ended December 31, 2010, we generated a net loss of $1.0 billion, or $12.33 per common share after preferred stock dividends, based on a net loss available to common stockholders of $1.0 billion. For the year ended December 31, 2009, we generated net income of $33.7 million, or $0.13 per diluted common share after preferred stock dividends, based on net income available to common stockholders of $10.7 million. The net income (loss) in 2010 and 2009 resulted from the various factors as discussed above. See Note 12 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the calculation of net income (loss) per common share.

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

Health Management

Our health management net product sales and services revenue increased $129.3 million, or 33%, to $521.7 million in 2009 from $392.4 million in 2008. Of the increase, net product sales and services revenue increased primarily as a result of our acquisitions of: (i) Matria Healthcare Inc., or Matria, in May 2008, which contributed additional net product sales and services revenue of $103.0 million in excess of those earned in the prior year’s comparative period, (ii) Free & Clear, in September 2009, which contributed $14.3 million of net product sales and services revenue, (iii) Accordant, in September 2009, which contributed $11.5 million of net product sales and services revenue and (iv) various less significant acquisitions, which contributed an aggregate of $8.9 million of such increase.

Consumer Diagnostics

Our consumer diagnostics net product sales and services revenue decreased by $1.2 million, or 1%, to $133.6 million in 2009 from $134.8 million in 2008. The decrease during the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily driven by a decrease in net product sales and services revenue associated with our First Check at-home drug testing business.

Net Product Sales and Services Revenue by Geographic Location.  Net product sales and services revenue by geographic location for 2009 and 2008 are as follows (in thousands):

	2009	2008	% Increase

United States	$1,302,376	$1,098,894	19%
Europe	315,130	283,552	11%
Elsewhere	276,060	174,281	58%

Net product sales and services revenue	$1,893,566	$1,556,727	22%

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

Provision (Benefit) for Income Taxes.  Provision (benefit) for income taxes increased by $32.3 million, to a $15.6 million provision in 2009, from a $16.6 million benefit in 2008. The effective tax rate in 2009 was 39%, compared to 43% in 2008. The increase in the provision for income taxes from 2008 to 2009 is primarily related to increased income in foreign jurisdictions. The decrease in the effective tax rate between the two years primarily results from the mix of tax jurisdictions, along with the impact of increased U.S. research and development credits.

The primary components of the 2009 provision for income taxes relates to U.S. federal and state income taxes and taxes on foreign income. The primary components of the 2008 benefit for income taxes relates to U.S. federal and state income taxes, taxes on foreign income and the recognition of benefit on German and United Kingdom losses.

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

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we currently expect to fund our short and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. As of December 31, 2010, we have $401.3 million of cash on our accompanying consolidated balance sheet.

In addition to our cash resources, we may also utilize the revolving credit line, under which we have $150.0 million available for borrowing at December 31, 2010, or other sources of financing to fund a portion of our capital needs and other future commitments, including our contractual contingent consideration obligations and future acquisitions. Our ability to access the capital markets may be impacted by the amount of our outstanding debt and equity and the extent to which our assets are encumbered by our outstanding secured debt. The terms and conditions of our outstanding debt instruments also contain covenants which expressly restrict our ability to incur additional indebtedness and conduct other financings. As of December 31, 2010, we had $2.4 billion in outstanding indebtedness comprised of $400.0 million of 8.625% subordinated notes due 2018, $244.8 million of 7.875% senior notes due 2016, $389.7 million of 9% senior subordinated notes due 2016, $941.3 million under our First Lien Credit Agreement, $250.0 million under our Second Lien Credit Agreement and $150.0 million of 3% senior subordinated convertible notes. The terms and conditions of our outstanding debt are disclosed in Note 6 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

If the capital and credit markets experience volatility or the availability of funds is limited, we may incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets could be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Our funding plans for our working capital needs and other commitments may be adversely impacted by unexpected costs associated with integrating the operations of newly-acquired companies, executing our cost savings strategies and prosecuting and defending our existing lawsuits and/or unforeseen lawsuits against us. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to make significant investments in our research and development efforts related to the substantial intellectual property portfolio we own. We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

After December 31, 2010, we repurchased in negotiated transactions 118,000 shares of our Series B preferred stock which were convertible into approximately 681,000 shares of our common stock, at a cost of $31.4 million, which we paid in cash. Following these repurchases, we have approximately $18.6 million remaining from the initial $50.0 million repurchase program authorized by our Board of Directors in December 2010.

In connection with the formation of SPD in May 2007, we entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on May 17, 2011, to require us to acquire all of P&G’s interest in SPD at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to SPD, to acquire all of our interest in SPD at fair market value.

Summary of Changes in Cash Position

As of December 31, 2010, we had cash and cash equivalents of $401.3 million, a $91.5 million decrease from December 31, 2009. Our primary sources of cash during the year ended December 31, 2010 included $275.4 million generated by our operating activities, $400.0 million of proceeds from the issuance of our 8.625% subordinated notes, $62.6 million of net proceeds received from the sale of our vitamins and nutritional supplements business, an $8.8 million return of capital from SPD, $3.5 million in cash dividends received from certain equity method investments, $3.2 million of proceeds from the sale of certain marketable securities, net of cash used to purchase marketable securities and $19.0 million of proceeds from common stock issuances under employee stock option and stock purchase plans. Our primary uses of cash during the year ended December 31, 2010 related to $523.5 million net cash paid for acquisitions and transactional costs, $146.8 million related to net repayments under our revolving line of credit, $95.4 million of capital expenditures, net of proceeds from the sale of equipment, $52.9 million paid to acquire the remaining non-controlling interest in Standard Diagnostics, $13.0 million paid for financing costs related to certain debt issuances, $9.8 million related to repayments of long-term debt and a $12.9 million increase in other assets, primarily relating to the purchase of licenses and other investments. Fluctuations in foreign currencies negatively impacted our cash balance by $9.3 million during the year ended December 31, 2010.

Operating Cash Flows

Net cash provided by operating activities during the year ended December 31, 2010 was $275.4 million, which resulted from net loss from continuing operations of $1.0 billion, $1.3 billion of non-cash items and $38.2 million of cash used to meet net working capital requirements during the period. The $1.3 billion of non-cash items included a $1.0 billion goodwill impairment charge related to our health management reporting unit and business segment, $372.8 million related to depreciation and amortization, $29.9 million related to non-cash stock-based compensation expense and $13.8 million of non-cash interest expense, including the amortization of deferred financing costs and original issue discounts, partially offset by a $74.4 million decrease related to changes in our deferred tax assets and liabilities resulting from amortization of intangible assets partially offset by the utilization of tax loss carryforwards, $10.6 million in equity earnings in unconsolidated entities and a $4.5 million gain recognized on the sale of marketable securities.

Investing Cash Flows

Our investing activities during the year ended December 31, 2010 utilized $553.7 million of cash, including $523.5 million used for acquisitions and transaction-related costs, net of cash acquired,

$95.4 million of capital expenditures, net of proceeds from the sale of equipment, a $12.9 million increase in other assets, offset by $62.6 million of net proceeds received from the sale of our vitamins and nutritional supplements business, an $8.8 million return of capital from SPD, $3.5 million in cash dividends received from certain equity method investments and $3.2 million of proceeds from the sale of certain marketable securities, net of cash used to purchase marketable securities.

Financing Cash Flows

Net cash provided by financing activities during the year ended December 31, 2010 was $196.1 million. Financing activities during the year ended December 31, 2010 primarily included $400.0 million of proceeds from the issuance of our 8.625% subordinated notes and $19.0 million cash received from common stock issuances under employee stock option and stock purchase plans, offset by $146.8 million related to net repayments under our revolving line of credit, $52.9 million paid to acquire the remaining non-controlling interest of Standard Diagnostics, $13.0 million paid for financing costs related to certain debt issuances and $9.8 million related to repayments of long-term debt.

As of December 31, 2010, we had an aggregate of $3.5 million in outstanding capital lease obligations which are payable through 2015.

Income Taxes

As of December 31, 2010, we had approximately $156.1 million of domestic NOL and capital loss carryforwards and $60.3 million of foreign NOL and capital loss carryforwards, respectively, which either expire on various dates through 2030 or may be carried forward indefinitely. These losses are available to reduce federal, state and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic NOL carryforward amount at December 31, 2010 included approximately $102.2 million of pre-acquisition losses at Matria, QAS, ParadigmHealth, Biosite, Cholestech, Redwood, HemoSense, Ischemia, Inc. and Ostex International, Inc. Effective January 1, 2009, we adopted a new accounting standard for business combinations. Prior to adoption of this standard, the pre-acquisition losses were applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense. Upon adoption of the new accounting standard, the reduction of a valuation allowance is generally recorded to reduce our income tax expense.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2010.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter

Long-term debt obligations(1)	$2,411,015	$16,891	$22,047	$1,162,329	$1,209,748
Capital lease obligations(2)	3,530	2,126	1,300	104	—
Operating lease obligations(3)	185,115	33,772	57,770	41,485	52,088
Pension obligations	3,966	661	1,322	1,322	661
Minimum royalty obligations	40	40	—	—	—
Acquisition-related obligations(4)	26,959	23,171	3,788	—	—
Purchase obligations — capital expenditure	11,787	11,763	24	—	—
Purchase obligations — other(5)	33,423	32,344	1,079	—	—
Interest on debt(6)	611,901	96,540	190,846	190,846	133,669

Total	$3,287,736	$217,308	$278,176	$1,396,086	$1,396,166

(1)	Includes original issue discounts associated with the 9% senior subordinated notes and 7.875% senior notes. See description of various financing arrangements in Note 6 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	See Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	See Note 11(a) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	Includes $14.5 million of deferred payments associated with the acquisition of the ACON Second Territory Business, $10.5 million in deferred payments associated with the acquisition of Accordant, $1.2 million in deferred payments associated with the acquisition of Biolinker S.A. and $0.8 million in deferred payments associated with the acquisition of RMD Networks, Inc.

(5)	Other purchase obligations relate to inventory purchases and other operating expense commitments.

(6)	Includes our non-variable interest-bearing debt. See the description of various financing arrangements in Note 6 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In addition to the contractual obligations detailed above, we have contractual contingent consideration arrangements related to the following acquisitions:

•	A privately-owned research and development business has a maximum earn-out of $57.5 million that, if earned, is expected to be paid during 2012 through 2014.

•	A privately-owned U.K. research and development business has a maximum earn-out of up to $125.0 million that, if earned, is expected to be paid during an eight-year period ending on the eighth anniversary of the acquisition, but could extend thereafter.

•	Accordant has a maximum earn-out of $6.0 million that, if earned, is expected to be paid in quarterly payments of $1.5 million beginning in the fourth quarter of 2012.

•	AdnaGen has a maximum earn-out of $63.0 million that, if earned, is expected to be paid during 2012 through 2016.

•	Capital Toxicology maximum earn-out of $16.0 million that, if earned, is expected to be paid in annual amounts during 2012 through 2013.

•	Free & Clear achieved its earn-out during 2010 resulting in an accrual of approximately $11.0 million as of December 31, 2010. Payment of this earn-out is expected to be made during the second quarter of 2011.

•	Immunalysis has a maximum remaining earn-out potential of $4.7 million that, if earned, is expected to be paid in annual amounts during 2012 through 2013.

•	JSM achieved a portion of its earn-out during 2010 resulting in an accrual of approximately $0.6 million as of December 31, 2010. Payment of this portion of the earn-out is expected to be made during the second quarter of 2011. JSM has a maximum remaining earn-out potential of $2.4 million that, if earned, is expected to be paid during 2012-2013.

•	Medlab has maximum earn-out of $10.0 million that, if earned, is expected to be paid in annual amounts during 2012 through 2017.

•	Mologic Limited, or Mologic, achieved a portion of its earn-out during the fourth quarter of 2010 resulting in an accrual of approximately $3.9 million as of December 31, 2010. Payment of this portion of the earn-out is expected to be made during the first quarter of 2011. Mologic has a maximum remaining earn-out potential of $15.0 million that, if earned, is expected to be paid in shares of our common stock during 2012 and 2013.

•	Tapestry achieved its 2010 financial targets resulting in an accrual of approximately $10.7 million as of December 31, 2010. Cash payment for this portion of the earn-out is expected to be made during the first quarter of 2011. Tapestry has a maximum remaining earn-out potential of $14.3 million that, if earned, is expected to be paid during 2012.

•	Our privately-owned health management business acquired in 2008 achieved its final earn-out during 2010 resulting in an accrual of approximately $31.8 million as of December 31, 2010. Payment of this earn-out is expected to be made during the first quarter of 2011.

For further information pertaining to our contractual contingent arrangements see Note 11 of our accompanying consolidated financial statements.

Further, we have additional contractual obligations as follows:

•	Agreements with Epocal

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

In connection with the formation of SPD in May 2007, we entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on May 17, 2011, to require us to acquire all of P&G’s interest in SPD at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to SPD, to acquire all of our interest in SPD at fair market value. No gain on the proceeds that we received from P&G through the formation of SPD will be recognized in our financial statements until P&G’s option to require us to purchase its interest in SPD expires. If P&G chooses to exercise its option, the deferred gain carried on our books would be reversed in connection with the repurchase transaction. As of December 31, 2010, the deferred gain of $288.4 million is presented as a current liability on our accompanying consolidated balance sheet. As of December 31, 2009, the deferred gain of $288.8 million is presented as a long-term liability.

Critical Accounting Policies

The consolidated financial statements included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The accounting policies discussed below are considered by our management and our audit committee to be critical to an understanding of our financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the notes to our audited consolidated financial statements for the year ended December 31, 2010, included elsewhere in this Annual Report on Form 10-K, include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Revenue Recognition

We primarily recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collection is reasonably assured.

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

Additionally, we generate services revenue in connection with contracts with health plans (both commercial and governmental) and self-insured employers, whereby we provide clinical expertise through fee-based arrangements. Revenue for fee-based arrangements is recognized over the period in which the services are provided. Some contracts provide that a portion of our fees are at risk if our customers do not achieve certain financial cost savings or we do not achieve certain other clinical and operational metrics, over a period of time, typically one year. Revenue subject to refund is not recognized if (i) sufficient information is not available to calculate performance measurements or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as other current liabilities in the consolidated balance sheet, deferring recognition of the revenue until we establish that we are meeting the performance criteria. If we do not meet the performance targets at the end of the contractual period we are obligated under the contract to refund some or all of the at risk fees. Our deferred revenue balance was $25.9 million and $24.0 million, as of December 31, 2010 and 2009, respectively.

We also receive license and royalty revenue from agreements with third-party licensees. Revenue from fixed-fee license and royalty agreements is recognized on a straight-line basis over the obligation period of the related license agreements. License and royalty fees that the licensees calculate based on their sales, which we have the right to audit under most of our agreements, are generally recognized upon receipt of the license or royalty payments, unless we are able to reasonably estimate the fees as they are earned. License and royalty fees that are determinable prior to the receipt thereof are recognized in the period they are earned.

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

Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $37.3 million, $60.2 million and $35.8 million, or 3%, 4% and 3%, respectively, of net product sales in 2010, 2009 and 2008, respectively, which have been recorded against product sales to derive our net product sales. Of these amounts, approximately $14.0 million, $9.3 million and $9.3 million, for 2010, 2009 and 2008, respectively, represent allowances for future deductions which have been provided against our related accruals for such charges with the balance charged directly against net sales.

Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $397.1 million and $354.5 million, net of allowances for doubtful accounts of $20.4 million and $12.5 million, as of December 31, 2010 and 2009, respectively.

Valuation of Inventories

We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory, less cost to sell. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product and services revenue may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $257.7 million and $221.5 million, net of a reserve for excess and obsolete inventory of $12.3 million and $12.6 million, as of December 31, 2010 and 2009, respectively.

Valuation of Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of December 31, 2010, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $390.5 million, $2.8 billion and $1.7 billion, respectively.

Goodwill and other intangible assets are initially created as a result of business combinations or acquisitions of intellectual property. The values we record for goodwill and other intangible assets represent fair values calculated by accepted valuation methods. Such valuations require us to provide significant estimates and assumptions which are derived from information obtained from the management of the acquired businesses and our business plans for the acquired businesses or intellectual property. Critical estimates and assumptions used in the initial valuation of goodwill and other intangible assets include, but are not limited to: (1) future expected cash flows from product sales, customer contracts and acquired developed technologies and patents, (2) expected costs to complete any in-process research and development projects and commercialize viable products and estimated cash flows from sales of such products, (3) the acquired companies’ brand awareness and market position, (4) assumptions about the period of time over which we will continue to use the acquired brand and (5) discount rates. These estimates and assumptions may be incomplete or inaccurate because unanticipated events and circumstances may occur. If estimates and assumptions used to initially value goodwill and intangible assets prove to be inaccurate, ongoing reviews of the carrying values of such goodwill and intangible assets, as discussed below, may indicate impairment, which will require us to record an impairment charge in the period in which we identify the impairment.

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

Valuation of Goodwill

In accordance with ASC 350, we test goodwill at the reporting unit level for impairment on an annual basis and between annual tests, if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator.

In performing the impairment test, we utilize the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for Step 1, we use a combination of the income approach and the market approach. The income approach is based on a discounted cash flow analysis, or DCF, and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value, using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent budget and for years beyond the budget, our estimates are based on assumed growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital, or WACC, of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before taxes, depreciation and amortization, or EBITDA.

If the carrying value of a reporting unit exceeds its estimated fair value, we are required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded.

We conducted our annual impairment test for our reporting units during the fourth quarter of 2010. Key assumptions (which vary by reporting unit) used in determining fair value under the discounted cash flow approach included discount rates ranging from 12.5% to 13.0%, projected compound average revenue growth rates of 6.0% to 10.0% and terminal value growth rates of 4.0%. In determining the appropriate discount rate, we considered the weighted-average cost of capital for each reporting unit, which among other factors considers the cost of common equity capital and the marginal cost of debt of market participants. Key assumptions (which again vary by reporting unit) used in determining fair value under the market approach were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly-traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of 1.0 to 2.8 times and multiples of EBITDA of 7.5 to 10.0 times. In assessing the reasonableness of our estimated fair values of the reporting units, management compared the results of the valuation analyses against our then-current market capitalization to imply a control premium. Based on this analysis, the implied control premium was within the range of comparable industry transactions.

The Step 1 impairment analysis indicated that the carrying value of the net assets of our Health Management reporting unit exceeded the estimated fair value of the reporting unit. As a result, we were required to perform Step 2 of the goodwill impairment test to determine the amount, if any, of goodwill impairment charges for the Health Management reporting unit. We completed Step 2, consistent with the procedures described above, and determined that a goodwill impairment charge in the amount of approximately $1.0 billion was required. The resulting goodwill impairment charge is reflected in operating income (loss) in our accompanying consolidated statements of operations.

The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our business units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present before our next annual evaluation.

Impairment charges related to goodwill have no impact on our cash balances or compliance with financial covenants under our Amended and Restated Credit Agreement.

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

We conducted our annual goodwill impairment test for our reporting units during the fourth quarter of 2010. The impairment test indicated there was an impairment of goodwill associated with our health management reporting unit, and thus, a potential impairment of our long-lived tangible and intangible assets associated with the same reporting unit. We conducted an analysis as prescribed under ASC 360 Property, Plant and Equipment, utilizing an undiscounted cash flow model. The analysis indicated there was no impairment of the long-lived tangible or intangible assets associated with our health management reporting unit. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of December 31, 2010, future events could cause us to conclude otherwise.

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

Our expected volatility is based upon the historical volatility of our stock. The expected term is based on the assumption that all outstanding options will be exercised at the midpoint of the vesting date and the full contractual term, including data on experience to date. As stock-based compensation expense is recognized in our consolidated statements of operations based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions, the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure and assessing temporary differences resulting from differing treatment of items, such as reserves and accruals and lives assigned to long-lived and intangible assets, for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered through future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within our tax provision.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $42.5 million as of December 31, 2010, due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our foreign businesses and certain U.S. net operating losses, or NOLs, and tax credits. Included in this valuation allowance is $9.1 million for deferred tax assets of acquired companies, the future benefits of which will be generally applied to reduce our income tax expense. This is an increase of $5.0 million from the valuation allowance of $37.5 million as of December 31, 2009. The increase is primarily related to domestic state NOLs and domestic state credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.

We established reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. We are currently undergoing routine tax examinations by U.S. federal, various state and foreign jurisdictions. Tax authorities periodically challenge certain transactions and deductions we reported on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

Loss Contingencies

In the section of this Annual Report on Form 10-K titled “Part I, Item 3, Legal Proceedings,” we have reported on material legal proceedings, if any. Because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

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

To manage our interest rate exposure, our strategy is to invest in short-term, highly-liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At December 31, 2010, our short-term investments approximated market value.

At December 31, 2010, we had term loans in the amount of $941.3 million and a revolving line of credit available to us of up to $150.0 million, of which there were no outstanding borrowings as of December 31, 2010, under our First Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. Prime rate and changes on a periodic basis. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one to three months at our election. Applicable margin with respect to Base Rate Loans is 1.00% and with respect to Eurodollar Rate Loans is 2.00%. Applicable margin ranges for our revolving line of credit with respect to Base Rate Loans is 0.75% to 1.25% and with respect to Eurodollar Rate Loans is 1.75% to 2.25% depending upon our consolidated leverage.

At December 31, 2010, we also had term loans in the amount of $250.0 million under our Second Lien Credit Agreement. Interest on these term loans, as defined in the credit agreement, is as follows: (i) in the case of Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period and (iii) in the case of other obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Base Rate Loans, as in effect from time to time. Applicable margin with respect to Base Rate Loans is 3.25% and with respect to Eurodollar Rate Loans is 4.25%.

In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that had a total notional value of $350.0 million and a maturity date of September 28, 2010. These interest rate swap contracts paid us variable interest at the three-month LIBOR rate, and we paid the counterparties a fixed rate of 4.85%. In March 2009, we extended our August 2007 interest rate hedge for an additional two-year period commencing in September 2010 at a one-month LIBOR rate of 2.54%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loans under the secured credit facilities into fixed rate debt.

In January 2009, we entered into interest rate swap contracts, with an effective date of January 14, 2009, that had a total notional value of $500.0 million and a maturity date of January 5, 2011. These interest rate swap contracts paid us variable interest at the one-month LIBOR rate, and we paid the counterparties a fixed rate of 1.195%. These interest rate swap contracts were entered into to convert $500.0 million of the $1.2 billion variable rate term loan under the secured credit facility into fixed rate debt. We did not extend the terms of this interest rate swap after January 5, 2011.

Assuming no changes in our leverage ratio and considering our interest rate swaps, including our interest rate swap that matured on January 5, 2011, which would affect the margin of the interest rates under the credit agreements, the effect of interest rate fluctuations on outstanding borrowings as of December 31, 2010 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase

Interest rates increase by 100 basis points	$8,413
Interest rates increase by 200 basis points	$16,825

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During 2010, the net impact of foreign currency changes on transactions was a gain of $9.8 million. Historically, we have not used derivative financial instruments or other financial instruments with original maturities in excess of three months to hedge such exposures.

Gross margins of products we manufacture at our foreign plants and sell in U.S. dollars or manufacture in our U.S. plants and sell in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 53.3% in 2010. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2010, our gross margin on total net product sales would have been 53.3%, 53.6% and 53.9%, respectively.

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

If the U.S. dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income would have been impacted by approximately the following amounts (in thousands):

	Approximate	Approximate
	(Decrease) in	Increase in
	Net Revenue	Net Income

If, during 2010, the U.S. dollar was stronger by:
1%	$(6,050)	$32
5%	$(30,251)	$162
10%	$(60,502)	$323

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data, except for selected quarterly financial data which are summarized below, are listed under Item 15(a) and have been filed as part of this Annual Report on Form 10-K on the pages indicated.

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

The following table presents selected quarterly financial data for each of the quarters in the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	2010
	First	Second	Third	Fourth
	Quarter(2)	Quarter(3)	Quarter(4)	Quarter(5)

Net revenue	$515,254	$522,960	$538,679	$578,454
Gross profit	$273,957	$271,998	$285,546	$303,086
Income (loss) from continuing operations	$2,213	$(1,976)	$4,825	$(1,032,351)
Income (loss) from discontinued operations, net of tax	$11,946	$(35)	$2	$(516)
Net income (loss) available to common stockholders(1)	$8,968	$(8,347)	$(2,814)	$(1,039,352)
Basic — Income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) per common share from continuing operations	$(0.03)	$(0.10)	$(0.03)	$(12.23)
Income (loss) per common share from discontinued operations	$0.14	$—	$—	$(0.01)
Net income (loss) per common share(1)	$0.11	$(0.10)	$(0.03)	$(12.24)
Diluted — Income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) per common share from continuing operations	$(0.03)	$(0.10)	$(0.03)	$(12.23)
Income (loss) per common share from discontinued operations	$0.14	$—	$—	$(0.01)
Net income (loss) per common share(1)	$0.11	$(0.10)	$(0.03)	$(12.24)

	2009
	First	Second	Third	Fourth
	Quarter(6)	Quarter(7)	Quarter(8)	Quarter(9)

Net revenue	$425,153	$438,652	$512,665	$546,171
Gross profit	$234,450	$237,896	$280,297	$301,579
Income (loss) from continuing operations	$7,738	$4,886	$19,870	$(247)
Income (loss) from discontinued operations, net of tax	$(1,347)	$(166)	$413	$3,034
Net income (loss) available to common stockholders	$771	$(1,197)	$14,299	$(3,129)
Basic — Income (loss) per common share attributable to Alere Inc. and subsidiaries:
Income (loss) per common share from continuing operations(1)	$0.03	$(0.02)	$0.17	$(0.08)
Income (loss) per common share from discontinued operations	$(0.02)	$—	$0.01	$0.04
Net income (loss) per common share	$0.01	$(0.02)	$0.18	$(0.04)
Diluted — Income (loss) per common share attributable to Alere Inc. and subsidiaries:
Income (loss) per common share from continuing operations(1)	$0.03	$(0.02)	$0.17	$(0.08)
Income (loss) per common share from discontinued operations	$(0.02)	$—	$—	$0.04
Net income (loss) per common share	$0.01	$(0.02)	$0.17	$(0.04)

(1)	Net income (loss) available to common stockholders and basic and diluted net income (loss) per common share are computed consistent with the annual per share calculations described in Notes 2(n) and 12 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Included in net income for the first quarter of 2010 is $8.0 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $2.8 million relating to an inventory write-up recorded in connection with acquisitions, acquisition-related costs in the amount of $4.0 recorded in connection with the adoption of a ASC 805, Business Combinations, on January 1, 2009, $3.1 million of income recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, expenses of $0.3 million ($0.2 million, net of tax) incurred in connection with the sale of our vitamins and nutritional supplements business and $7.6 million of non-cash stock-based compensation expense.

(3)	Included in net loss for the second quarter of 2010 is $7.1 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $2.8 million relating to an inventory write-up recorded in connection with acquisitions, acquisition-related costs in the amount of $2.0 recorded in connection with the adoption of a ASC 805, Business Combinations, on January 1, 2009, $3.8 million of income recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations and $8.1 million of non-cash stock-based compensation expense.

(4)	Included in net loss for the third quarter of 2010 is a net recovery of $1.6 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $1.3 million relating to inventory write-ups recorded in connection with acquisitions, acquisition-related costs in the amount of $0.9 recorded in connection with the adoption of a ASC 805, Business Combinations, on January 1, 2009, $4.6 million of expense recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations and $7.3 million of non-cash stock-based compensation expense.

(5)	Included in net loss for the fourth quarter of 2010 is a goodwill impairment charge in the amount of $1.0 billion related to our health management reporting unit and business segment, $1.6 million related to restructuring charges associated with the decision to close various facilities, a net recovery of $0.3 million relating to an inventory write-up recorded in connection with acquisitions, acquisition-related costs in the amount of $1.4 million recorded in connection with the adoption of ASC 805, Business Combinations, on

January 1, 2009, $4.1 million of expense recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, a $0.7 million fair value write-down recorded in connection with an idle facility, a $60.1 million compensation charge associated with our acquisition of minority shares of Standard Diagnostics, Inc. and $6.9 million of non-cash stock-based compensation expense.

(6)	Included in net income for the first quarter of 2009 is $5.4 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $4.7 million for acquisition-related costs recorded in connection with the adoption of a ASC 805, Business Combinations, on January 1, 2009 and $5.9 million of non-cash stock-based compensation expense.

(7)	Included in net loss for the second quarter of 2009 is $4.9 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $1.7 million for acquisition-related costs recorded in connection with the adoption of ASC 805, Business Combinations, on January 1, 2009 and $6.6 million of non-cash stock-based compensation expense.

(8)	Included in net income for the third quarter of 2009 is $6.2 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $0.7 million relating to an inventory write-up recorded in connection with the acquisitions, acquisition-related costs in the amount of $5.1 million recorded in connection with the adoption of ASC 805, Business Combinations, on January 1, 2009, a $3.4 million gain associated with management’s decision to dispose of our Diamics, Inc. operations, a $2.9 million net realized foreign currency gain associated with restricted cash established in connection with the acquisition of Concateno, a $1.9 million compensation-related charge recorded in connection with the acquisition of Concateno, a $0.3 million loss recorded in connection with the deferred payment of a portion of the ACON Second Territory Business purchase price consideration to be paid with our common stock and $7.8 million of non-cash stock-based compensation expense.

(9)	Included in net loss for the fourth quarter of 2009 is $6.9 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $1.4 million relating to an inventory write-up recorded in connection with the acquisitions, acquisition-related costs in the amount of $4.3 million recorded in connection with the adoption of ASC 805, Business Combinations, on January 1, 2009, $1.8 million of expense recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, a $3.2 million fair value write-down recorded in connection with an idle facility, expenses of $1.8 million ($1.1 million, net of tax) incurred in connection with the sale of our vitamins and nutritional supplements business and $7.9 million of non-cash stock-based compensation expense.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Our Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at that time. We and our management understand, nonetheless, that controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, our CEO and CFO concluded that such disclosure controls and procedures were effective as of such date at the “reasonable assurance” level.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment and those criteria, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010.

In conducting management’s evaluation of the effectiveness of our company’s internal control over financial reporting, management excluded all entities acquired in purchase business combinations during 2010 from its assessment. The contribution from these acquisitions represented approximately 10% and 6% of total assets and net revenue, respectively, as of and for the year ended December 31, 2010. Refer to Note 4 of the accompanying consolidated financial statements for further discussion of our acquisitions and their impact on our consolidated financial statements.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2011 Annual Meeting of Shareholders (the Proxy Statement) is incorporated herein by reference.

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

The financial statements listed below have been filed as part of this report on the pages indicated:

2.  Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or the notes, thereto, included herein.

3.  Exhibits.

Some of the agreements filed as exhibits to this Annual Report Form 10-K contain representations and warranties that were made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other party or parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of investors; and

•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

2.1	Acquisition Agreement by and among Inverness Medical Innovations, Inc., ACON Laboratories, Inc., Azure Institute, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd., and Karsson Overseas Ltd. dated March 16, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, event date April 30, 2009, filed on April 30, 2009)**
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010)
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
4.1	Indenture, dated May 14, 2007, between the Company and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)
4.2	Indenture dated as of May 12, 2009 between Inverness Medical Innovations, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)
4.3	First Supplemental Indenture dated as of May 12, 2009 to Indenture dated as of May 12, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)
4.4	Second Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of Matria of New York Inc.) dated as of June 9, 2009 among Matria of New York Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to Matria of New York Inc.’s Registration Statement on Form 8-A filed on June 9, 2009)
4.5	Third Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of GeneCare Medical Genetics Center, Inc. and Alere CDM LLC) dated as of August 4, 2009 among GeneCare Medical Genetics Center, Inc., as guarantor, Alere CDM LLC, as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to GeneCare Medical Genetics Center, Inc. and Alere CDM LLC’s Registration Statement on Form 8-A filed on August 4, 2009)
4.6	Fourth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of ZyCare, Inc.) dated as of September 22, 2009 among ZyCare, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to ZyCare, Inc.’s Registration Statement on Form 8-A filed on September 24, 2009)

4.7	Fifth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Free & Clear, Inc. and Tapestry Medical, Inc.) dated as of November 25, 2009 among Free & Clear, Inc., as guarantor, Tapestry Medical, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to Free & Clear, Inc. and Tapestry Medical, Inc.’s Registration Statement on Form 8-A, filed on November 25, 2009)
4.8	Sixth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of RMD Networks, Inc.) dated as of February 1, 2010 among RMD Networks, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 to RMD Networks, Inc.’s Registration Statement on Form 8-A, filed on February 1, 2010)
4.9	Seventh Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.) dated as of March 1, 2010 among Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.’s, Registration Statement on Form 8-A, filed on March 2, 2010)
4.10	Eighth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc.) dated as of March 19, 2010 among Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.10 to Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc.’s Registration Statement on Form 8-A, filed on March 19, 2010)
4.11	Ninth Supplemental Indenture dated September 21, 2010 to Indenture date as of May 12, 2009 among Alere Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)
4.12	Indenture dated as of August 11, 2009 between Inverness Medical Innovations, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)
4.13	First Supplemental Indenture dated as of August 11, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)
4.14	Second Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantee of ZyCare, Inc.), dated as of September 22, 2009, among ZyCare, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009)
4.15	Fourth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of Free & Clear, Inc. and Tapestry Medical, Inc.), dated as of November 25, 2009, among Free & Clear, Inc., as guarantor, Tapestry Medical, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-4 filed on February 12, 2010 (File 333-164897))
4.16	Sixth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantee of RMD Networks, Inc.), dated as of February 1, 2010, among RMD Networks, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4 filed on February 12, 2010 (File 333-164897))

4.17		Eighth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.), dated as of March 1, 2010, among Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-4/A filed on March 26, 2010 (File 333-164897))
4.18		Tenth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of New Binax, Inc., New Biosite Incorporated, Alere NewCo, Inc., and Alere NewCo II, Inc.), dated as of March 19, 2010, among New Binax, Inc., New Biosite Incorporated, Alere NewCo, Inc., and Alere NewCo II, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-4/A filed on March 26, 2010 (File 333-164897))
4.19		Registration Rights Agreement dated as of September 28, 2009 among Inverness Medical Innovations, Inc., the Guarantors named therein, Jefferies & Company, Inc., Goldman Sachs & Co., and Wells Fargo Securities (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date September 28, 2009, filed on September 28, 2009)
4.20		Registration Rights Agreement dated September 21, 2010 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed September 21, 2010)
+10	.1	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.2	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.3		Option Agreement, dated as of May 17, 2007 among US CD LLC, SPD Swiss Precision Diagnostics GmbH, Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and Procter & Gamble RHD, Inc. (incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.4		Post-Closing Covenants Agreement, dated as of November 21, 2001, by and among Johnson & Johnson, IMT, the Company, certain subsidiaries of IMT and certain subsidiaries of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.5		Amended and Restated Investor Rights Agreement, effective as of April 30, 2009, by and among Inverness Medical Innovations, Inc., Ron Zwanziger, ACON Laboratories, Inc., AXURE Institute, Inc., LBI, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd., Karsson Overseas Ltd., Manfield Top Worldwide Ltd., Jixun Lin and Feng Lin (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, event date April 30, 2009, filed on April 30, 2009)
10.6		Form of Warrant for the Purchase of Shares of Common Stock of the Company issued pursuant to the Note and Warrant Purchase Agreement dated as of December 14, 2001 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 20, 2001)
10.7		Warrant for the Purchase of Shares of Common Stock of the Company, dated as of March 31, 2005, issued to Roger Piasio (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.8		Form of Warrant Agreement issued pursuant to the Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 4, 2002)

‡10	.9	Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)
‡10	.10	Alere Inc. 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)
‡10	.11	Rules of Alere Inc. HM Revenue and Customs Approved Share Option Plan (2007), as amended (authorized for use under the Alere Inc. 2001 Stock Option and Incentive Plan and the Alere Inc. 2010 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)
‡*10	.12	Summary of Terms of Stock Option Agreements under Alere Inc. Stock Option Plans
‡10	.13	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010)
‡10	.14	Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)
10.15		Underwriting Agreement dated as of May 7, 2009 among Inverness Medical Innovations, Inc., the subsidiary guarantors named therein, UBS Securities LLC, Goldman, Sachs & Co., and Banc of America Securities LLC, as representatives of the several underwriters named in the Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)
10.16		Underwriting Agreement dated as of August 5, 2009 among Inverness Medical Innovations, Inc., the subsidiary guarantors named therein, Jefferies & Company, Inc., Goldman, Sachs & Co., and Wells Fargo Securities, LLC as representatives of the several underwriters named in the Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)
10.17		Purchase Agreement dated as of September 23, 2009 among Inverness Medical Innovations, Inc., the Guarantors named therein, Jefferies & Company, Inc., Goldman, Sachs & Co., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date September 28, 2009, filed on September 28, 2009)
10.18		Purchase Agreement dated September 15, 2010 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)
10.19		$1,050,000,000 First Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc, as Guarantor, The Lenders and L/C Issuers Party Hereto General Electric Capital Corporation, as Administrative Agent, Citizens Bank of Massachusetts, Fifth Third Bank and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Co-Documentation Agents and UBS Securities LLC, as Joint Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.20		First Amendment to First Lien Credit Agreement dated as of November 15, 2007 among IM US Holdings, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2007)
*10	.21	Second Amendment to First Lien Credit Agreement dated as of December 17, 2009 among IM US Holdings, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders
*10	.22	Third Amendment to First Lien Credit Agreement dated as of December 7, 2010 among ALERE US HOLDINGS, LLC (f/k/a/ IM US Holdings, LLC), as Borrower, Alere Inc.(f/k/a/ Inverness Medical Innovations, Inc.), as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders

10.23		$250,000,000 Second Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, The Lenders General Electric Capital Corporation, as Administrative Agent and UBS Securities LLC, as Syndication Agent, Joint Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
*10	.24	First Amendment to Second Lien Credit Agreement dated as of December 17, 2009 among IM US Holdings, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders
*10	.25	Second Amendment to Second Lien Credit Agreement dated as of December 7, 2010 among ALERE US HOLDINGS, LLC (f/k/a IM US Holdings, LLC), as Borrower, Alere, Inc. (f/k/a/ Inverness Medical Innovations, Inc.), as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders
10.26		First Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.27		Second Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
‡10	.28	Retention and severance agreement, dated November 18, 2009 between Alere LLC and Thomas Underwood (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009)
‡*10	.29	Letter Agreement, dated December 30, 2010, between Alere Health, LLC and Thomas Underwood
*21	.1	List of Subsidiaries of the Company as of February 22, 2011
*23	.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
*23	.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
*31	.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
*31	.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
*101		Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008, (b) our Consolidated Balance Sheets as of December 31, 2010 and 2009, (c) our Consolidated Statements of Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2010 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith.

**	The Company agrees to furnish supplementally to the Securities and Exchange Commission (“the Commission”) a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

+	We have omitted portions of this exhibit which have been granted confidential treatment.

‡	Management contract or compensatory plan or arrangement, or amendment thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALERE INC.

Date: March 1, 2011

By:	/s/ Ron Zwanziger
Ron Zwanziger
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ron Zwanziger Ron Zwanziger	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2011

/s/ David Teitel David Teitel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2011

/s/ Eli Y. Adashi, MD Eli Y. Adashi, MD	Director	March 1, 2011

/s/ Carol R. Goldberg Carol R. Goldberg	Director	March 1, 2011

/s/ Robert P. Khederian Robert P. Khederian	Director	March 1, 2011

John F. Levy	Director

/s/ Jerry McAleer Jerry McAleer	Director	March 1, 2011

/s/ John A. Quelch John A. Quelch	Director	March 1, 2011

/s/ James Roosevelt, Jr. James Roosevelt, Jr.	Director	March 1, 2011

David Scott	Director

/s/ Peter Townsend Peter Townsend	Director	March 1, 2011

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alere Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, statement of equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Alere Inc. and its subsidiaries at December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of Alere Inc.’s Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of Alere Inc.’s Annual Report on Form 10-K, management has excluded all entities acquired in purchase business combinations during 2010 from its assessment of internal control over financial reporting as of December 31, 2010. We have also excluded these entities acquired in purchase business combinations during 2010 from our audit of internal control over financial reporting. The total assets and net revenue of these entities represented approximately 10% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Alere Inc.:

We have audited the accompanying consolidated balance sheet of Alere Inc. (formerly known as Inverness Medical Innovations, Inc.) (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for the years ended December 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alere Inc. at December 31, 2009, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 of the financial statements, the Company adopted the accounting standards related to Business Combinations, effective for business combinations entered into after January 1, 2009.

/s/ BDO USA, LLP

BDO USA, LLP (formerly known as BDO Seidman, LLP)
Boston, Massachusetts
February 26, 2010

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Net product sales	$1,472,403	$1,365,079	$1,151,265
Services revenue	662,185	528,487	405,462

Net product sales and services revenue	2,134,588	1,893,566	1,556,727
License and royalty revenue	20,759	29,075	25,826

Net revenue	2,155,347	1,922,641	1,582,553

Cost of net product sales	688,325	619,503	543,317
Cost of services revenue	325,286	240,026	177,098

Cost of net product sales and services revenue	1,013,611	859,529	720,415
Cost of license and royalty revenue	7,149	8,890	8,620

Cost of net revenue	1,020,760	868,419	729,035

Gross profit	1,134,587	1,054,222	853,518
Operating expenses:
Research and development	133,278	112,848	111,828
Sales and marketing	499,124	441,646	381,939
General and administrative	446,917	357,033	295,059
Goodwill impairment charge	1,006,357	—	—
Gain on disposition	—	(3,355)	—

Operating income (loss)	(951,089)	146,050	64,692
Interest expense, including amortization of original issue discounts and deferred financing costs	(139,435)	(106,798)	(101,132)
Other income (expense), net	22,738	996	(1,807)

Income (loss) from continuing operations before provision (benefit) for income taxes	(1,067,786)	40,248	(38,247)
Provision (benefit) for income taxes	(29,931)	15,627	(16,644)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(1,037,855)	24,621	(21,603)
Equity earnings of unconsolidated entities, net of tax	10,566	7,626	1,050

Income (loss) from continuing operations	(1,027,289)	32,247	(20,553)
Income (loss) from discontinued operations, net of tax	11,397	1,934	(1,048)

Net income (loss)	(1,015,892)	34,181	(21,601)
Less: Net income attributable to non-controlling interests	1,418	465	167

Net income (loss) attributable to Alere Inc. and Subsidiaries	(1,017,310)	33,716	(21,768)
Preferred stock dividends	(24,235)	(22,972)	(13,989)

Net income (loss) available to common stockholders	$(1,041,545)	$10,744	$(35,757)

Basic net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) from continuing operations	$(12.47)	$0.11	$(0.45)
Income (loss) from discontinued operations	0.14	0.02	(0.01)

Net income (loss) per common share	$(12.33)	$0.13	$(0.46)

Diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) from continuing operations	$(12.47)	$0.11	$(0.45)
Income (loss) from discontinued operations	0.14	0.02	(0.01)

Net income (loss) per common share	$(12.33)	$0.13	$(0.46)

Weighted average shares-basic	84,445	80,572	77,778

Weighted average shares-diluted	84,445	81,967	77,778

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	As of December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$401,306	$492,773
Restricted cash	2,581	2,424
Marketable securities	2,094	947
Accounts receivable, net of allowances of $20,381 and $12,462 at December 31, 2010 and
December 31, 2009, respectively	397,148	354,453
Inventories, net	257,720	221,539
Deferred tax assets	57,111	66,492
Income tax receivable	1,383	1,107
Prepaid expenses and other current assets	74,914	73,075
Assets held for sale	—	54,148

Total current assets	1,194,257	1,266,958
Property, plant and equipment, net	390,510	324,388
Goodwill	2,831,300	3,463,358
Other intangible assets with indefinite lives	28,183	43,644
Finite-lived intangible assets, net	1,707,581	1,686,427
Deferred financing costs, net, and other non-current assets	81,401	72,762
Investments in unconsolidated entities	62,556	63,965
Marketable securities	9,404	1,503
Deferred tax assets	25,182	20,987

Total assets	$6,330,374	$6,943,992

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$16,891	$18,970
Current portion of capital lease obligations	2,126	899
Accounts payable	126,844	126,322
Accrued expenses and other current liabilities	345,832	279,732
Payable to joint venture, net	2,787	533
Deferred gain on joint venture	288,378	—
Liabilities related to assets held for sale	—	11,558

Total current liabilities	782,858	438,014

Long-term liabilities:
Long-term debt, net of current portion	2,378,566	2,128,515
Capital lease obligations, net of current portion	1,402	940
Deferred tax liabilities	420,166	442,049
Deferred gain on joint venture	—	288,767
Other long-term liabilities	169,656	116,818

Total long-term liabilities	2,969,790	2,977,089

Commitments and contingencies (Notes 8, 9 and 11)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $836,222 at December 31, 2010 and $793,696 at December 31, 2009); Authorized: 2,300 shares; Issued and outstanding: 2,091 shares at December 31, 2010 and 1,984 shares at December 31, 2009	718,554	694,427
Common stock, $0.001 par value;
Authorized: 200,000 shares;
Issued and outstanding: 84,928 shares at December 31, 2010 and 83,567 at December 31, 2009	85	84
Additional paid-in capital	3,232,893	3,195,372
Accumulated deficit	(1,377,184)	(359,874)
Accumulated other comprehensive income (loss)	690	(2,454)

Total stockholders’ equity	2,575,038	3,527,555
Non-controlling interests	2,688	1,334

Total equity	2,577,726	3,528,889

Total liabilities and equity	$6,330,374	$6,943,992

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except par value amounts)

			Common Stock				Accumulated
	Preferred Stock			$0.001	Additional		Other	Total			Total
	Number of		Number of	Par	Paid-in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total	Comprehensive
	Shares	Amount	Shares	Value	Capital	Deficit	Income (Loss)	Equity	Interest	Equity	Loss

BALANCE, DECEMBER 31, 2007	—	$—	76,789	$77	$2,937,143	$(371,822)	$21,269	$2,586,667	$869	$2,587,536
Issuance of Series B preferred stock in connection with acquisition of Matria Healthcare, Inc., net of issuance costs of $350	1,788	657,573	—	—	—	—	—	657,573	—	657,573
Issuance of common stock in connection with acquisitions, net of issuance costs of $219	—	—	580	—	20,945	—	—	20,945	—	20,945
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	—	—	1,062	1	20,712	—	—	20,713	—	20,713
Preferred stock dividends	91	13,928	—	—	(14,026)	—	—	(98)	—	(98)
Fair value associated with options exchanged in acquisitions	—	—	—	—	20,973	—	—	20,973	—	20,973
Stock-based compensation related to grants of common stock options	—	—	—	—	26,405	—	—	26,405	—	26,405
Stock option income tax benefits	—	—	—	—	17,542	—	—	17,542	—	17,542
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(562)	(562)	—	(562)	$(562)
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	(32,889)	(32,889)	—	(32,889)	(32,889)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(11,614)	(11,614)	—	(11,614)	(11,614)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(5,049)	(5,049)	—	(5,049)	(5,049)
Earnings associated with non-controlling interests	—	—	—	—	—	—	—	—	167	167
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	(167)	(167)
Net loss	—	—	—	—	—	(21,768)	—	(21,768)	—	(21,768)	(21,768)

Total comprehensive loss											$(71,882)

BALANCE, DECEMBER 31, 2008	1,879	$671,501	78,431	$78	$3,029,694	$(393,590)	$(28,845)	$3,278,838	$869	$3,279,707

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Continued)
(in thousands, except par value amounts)

			Common Stock				Accumulated
	Preferred Stock			$0.001	Additional		Other	Total			Total
	Number of		Number of	Par	Paid-in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total	Comprehensive
	Shares	Amount	Shares	Value	Capital	Deficit	(Loss)	Equity	Interest	Equity	Income

BALANCE, DECEMBER 31, 2008	1,879	$671,501	78,431	$78	$3,029,694	$(393,590)	$(28,845)	$3,278,838	$869	$3,279,707
Issuance of common stock and warrants in connection with acquisitions	—	—	3,431	4	117,815	—	—	117,819	—	117,819
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	—	—	1,705	2	30,013	—	—	30,015	—	30,015
Preferred stock dividends	105	22,926	—	—	(23,079)	—	—	(153)	—	(153)
Fair value associated with options exchanged in acquisitions	—	—	—	—	2,881	—	—	2,881	—	2,881
Stock-based compensation related to grants of common stock options	—	—	—	—	28,220	—	—	28,220	—	28,220
Stock option income tax benefits	—	—	—	—	9,828	—	—	9,828	—	9,828
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(1,137)	(1,137)	—	(1,137)	$(1,137)
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	15,171	15,171	—	15,171	15,171
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	11,389	11,389	—	11,389	11,389
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	968	968	—	968	968
Earnings associated with non-controlling interest	—	—	—	—	—	—	—	—	465	465	—
Net income	—	—	—	—	—	33,716	—	33,716	—	33,716	33,716

Total comprehensive income											$60,107

BALANCE, DECEMBER 31, 2009	1,984	$694,427	83,567	$84	$3,195,372	$(359,874)	$(2,454)	$3,527,555	$1,334	$3,528,889

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Continued)

(in thousands, except par value amounts)

			Common Stock				Accumulated
	Preferred Stock			$0.001	Additional		Other	Total			Redeemable	Total
	Number of		Number of	Par	Paid-in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total	Non-controlling	Comprehensive
	Shares	Amount	Shares	Value	Capital	Deficit	Income (Loss)	Equity	Interest	Equity	Interest	Loss

BALANCE, DECEMBER 31, 2009	1,984	$694,427	83,567	$84	$3,195,372	$(359,874)	$(2,454)	$3,527,555	$1,334	$3,528,889	$—
Issuance of common stock and warrants in connection with acquisitions	—	—	536	—	16,276	—	—	16,276	—	16,276	—
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	—	—	825	1	19,024	—	—	19,025	—	19,025	—
Preferred stock dividends	107	24,127	—	—	(24,279)	—	—	(152)	—	(152)	—
Stock-based compensation related to grants of common stock options	—	—	—	—	29,879	—	—	29,879	—	29,879	—
Stock option income tax benefits	—	—	—	—	789	—	—	789	—	789	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(113)	(113)	—	(113)	—	$(113)
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	(210)	(210)	—	(210)	—	(210)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	2,423	2,423	—	2,423	—	2,423
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	1,044	1,044	—	1,044	—	1,044
Acquisition of non-controlling interests	—	—	—	—	(4,168)	—	—	(4,168)	1,251	(2,917)	(1,315)
Redeemable non-controlling interest in subsidiaries’ income	—	—	—	—	—	—	—	—	(1,315)	(1,315)	1,315
Net income (loss)	—	—	—	—	—	(1,017,310)	—	(1,017,310)	1,418	(1,015,892)	—	(1,017,310)

Total comprehensive loss												$(1,014,166)

BALANCE, DECEMBER 31, 2010	2,091	$718,554	84,928	$85	$3,232,893	$(1,377,184)	$690	$2,575,038	$2,688	$2,577,726	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Year Ended December 31,
	2010	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$(1,015,892)	$34,181	$(21,601)
Income (loss) from discontinued operations, net of tax	11,397	1,934	(1,048)

Income (loss) from continuing operations	(1,027,289)	32,247	(20,553)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Non-cash interest expense including amortization of original issue discounts and write-off of deferred financing costs	13,758	10,423	5,930
Depreciation and amortization	372,790	312,435	265,654
Non-cash stock-based compensation expense	29,879	28,220	26,405
Impairment of inventory	848	1,467	4,193
Impairment of long-lived assets	1,411	6,983	20,031
Impairment of goodwill	1,006,357	—	—
Loss on sale of fixed assets	998	1,205	777
Gain on sale of marketable securities	(4,504)	—	—
Equity earnings of unconsolidated entities, net of tax	(10,566)	(7,626)	(1,050)
Deferred income taxes	(74,418)	(9,124)	(41,714)
Other non-cash items	3,802	3,264	4,378
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(9,360)	(36,455)	(39,546)
Inventories, net	(22,845)	(16,425)	(41,945)
Prepaid expenses and other current assets	8,310	9,081	(7,386)
Accounts payable	(9,088)	2,117	7,193
Accrued expenses and other current liabilities	22,202	(45,445)	(29,091)
Other non-current liabilities	(27,452)	(2,709)	3,400

Net cash provided by continuing operations	274,833	289,658	156,676
Net cash provided by (used in) by discontinued operations	591	(2,127)	(8,832)

Net cash provided by operating activities	275,424	287,531	147,844

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(96,241)	(100,606)	(65,699)
Proceeds from sale of property, plant and equipment	795	803	1,070
Cash paid for acquisitions and transaction costs, net of cash acquired	(523,507)	(468,527)	(649,899)
Decrease in marketable securities	3,182	—	—
Net cash received from equity method investments	12,354	12,560	12,133
Increase in other assets	(12,900)	(27,720)	(10,500)

Net cash used in continuing operations	(616,317)	(583,490)	(712,895)
Net cash provided by (used in) discontinued operations	62,596	(237)	(437)

Net cash used in investing activities	(553,721)	(583,727)	(713,332)

Cash Flows from Financing Activities:
Increase (decrease) in restricted cash	(141)	418	139,204
Issuance costs associated with preferred stock	—	—	(350)
Cash paid for financing costs	(13,045)	(17,756)	(1,401)
Proceeds from issuance of common stock, net of issuance costs	19,024	30,015	20,675
Proceeds on long-term debt	400,000	631,177	—
Repayment on long-term debt	(9,750)	(11,055)	(13,787)
Net proceeds (repayments) from revolving lines-of-credit	(146,781)	(7,251)	137,242
Excess tax benefit on exercised stock options	1,683	9,269	17,542
Principal payments of capital lease obligations	(1,867)	(798)	(958)
Purchase of non-controlling interest	(52,864)	—	—
Other	(141)	(153)	(56)

Net cash provided by continuing operations	196,118	633,866	298,111
Net cash used in discontinued operations	—	(12)	(342)

Net cash provided by financing activities	196,118	633,854	297,769

Foreign exchange effect on cash and cash equivalents	(9,288)	13,791	(5,689)

Net increase (decrease) in cash and cash equivalents	(91,467)	351,449	(273,408)
Cash and cash equivalents, beginning of period	492,773	141,324	414,732

Cash and cash equivalents, end of period	$401,306	$492,773	$141,324

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Description of Business and Basis of Presentation

By developing new capabilities in near-patient diagnosis, monitoring and health management, Alere Inc. and subsidiaries enable individuals to take charge of improving their health and quality of life at home under medical supervision. Our global leading products and services, as well as our new product development efforts, focus on cardiology, women’s health, infectious disease, oncology and toxicology.

Our business is organized into three primary operating segments: (i) professional diagnostics, (ii) health management and (iii) consumer diagnostics. The professional diagnostics segment includes an array of innovative rapid diagnostic test products and other in vitro diagnostic tests marketed to medical professionals and laboratories for detection of diseases and conditions within our areas of focus identified above. The health management segment provides comprehensive, integrated programs and services focused on wellness, disease and condition management, productivity enhancement and informatics, all designed to reduce health-related costs and enhance the health and quality of life of the individuals we serve. The consumer diagnostics segment consists primarily of manufacturing operations related to our role as the exclusive manufacturer of products for SPD Swiss Precision Diagnostics, or SPD, our 50/50 joint venture with The Procter & Gamble Company, or P&G. SPD has significant operations in the worldwide over-the-counter pregnancy and fertility/ovulation test market.

On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business (Note 23). The sale included our entire private label and branded nutritionals businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment. The results of the vitamins and nutritional supplements business are included in income (loss) from discontinued operations, net of tax, for all periods presented. The assets and liabilities associated with the vitamins and nutritional supplements business have been reclassified to assets held for sale and liabilities related to assets held for sale as of December 31, 2009 on our accompanying consolidated balance sheet.

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

Following the completion of our 50/50 joint venture with P&G on May 17, 2007, we ceased to consolidate the operating results of our consumer diagnostics business, and instead account for our 50% interest in the results of the joint venture under the equity method of accounting. In our capacity as the manufacturer of products for the joint venture, we supply product to the joint venture and record revenue on those sales. No gain on the proceeds that we received from P&G through the formation of our joint venture will be recognized in our financial statements until P&G’s option to require us to purchase its interest in the joint venture at market value expires after the fourth anniversary of the closing.

The consolidated financial statements include the accounts of Alere Inc. and its subsidiaries. Intercompany transactions and balances are eliminated and net earnings are reduced by the portion of the net earnings of subsidiaries applicable to non-controlling interests. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

Certain amounts for prior periods have been reclassified to conform to the current period classification.

ALERE INC. AND SUBSIDIARIES

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

(b) Foreign Currencies

In general, the functional currencies of our foreign subsidiaries are the local currencies. For purpose of consolidating the financial statements of our foreign subsidiaries, all assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date while the stockholders’ equity accounts are translated at historical exchange rates. Translation gains and losses that result from the conversion of the balance sheets of the foreign subsidiaries into U.S. dollars are recorded to cumulative translation adjustment which is a component of accumulated other comprehensive income within stockholders’ equity (Note 15). The revenue and expenses of our foreign subsidiaries are translated using the average rates of exchange in effect during each fiscal month during the year.

Net realized and unrealized foreign currency exchange transaction gains of $9.8 million during 2010, $1.3 million during 2009 and losses of $0.5 million during 2008, are included as a component of other income (expense), net in the accompanying consolidated statements of operations.

(c) Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2010 and 2009.

(d) Restricted Cash

We had restricted cash of $2.6 million and $2.4 million as of December 31, 2010 and 2009, respectively.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

(g) Property, Plant and Equipment

We record property, plant and equipment at historical cost or, in the case of a business combination, at fair value on the date of the business combination. Depreciation is computed using the straight-line method based on the following estimated useful lives of the related assets: machinery, laboratory equipment and tooling, 2-25 years; buildings, 7-55 years; leasehold improvements, lesser of remaining term of lease or estimated useful life of asset; computer software and equipment, 1-25 years and furniture and fixtures, 2-25 years. Land is not depreciated. Depreciation expense related to property, plant and equipment amounted to $67.7 million, $54.3 million and $49.7 million in 2010, 2009 and 2008, respectively. Expenditures for repairs and maintenance are expensed as incurred.

(h) Goodwill and Other Intangible Assets with Indefinite Lives

In accordance with Accounting Standards Codification, or ASC 350 Intangibles — Goodwill and Other, or ASC 350, we test goodwill and other intangible assets with indefinite lives at the reporting unit level for impairment on an annual basis and between annual tests, if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator.

In performing the impairment test, we utilize the two-step approach prescribed under ASC 350. The first step requires a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for Step 1, we use a combination of the income approach and the market approach. The income approach is based on a discounted cash flow analysis, or DCF, and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value, using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent budget and for years beyond the budget, our estimates are based on assumed growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital, or WACC, of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before taxes, depreciation and amortization, or EBITDA.

If the carrying value of a reporting unit exceeds its estimated fair value, we are required to perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is derived by performing a hypothetical purchase price allocation for the reporting unit as of the measurement date, allocating the reporting unit’s estimated fair value to its assets and liabilities. The residual amount from performing this allocation represents the implied fair value of goodwill. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded.

We conducted our annual impairment test for our reporting units during the fourth quarter of 2010. Key assumptions (which vary by reporting unit) used in determining fair value under the discounted cash flow approach included discount rates ranging from 12.5% to 13.0%, projected compound average revenue growth rates of 6.0% to 10.0% and terminal value growth rates of 4.0%. In determining the appropriate discount rate, we considered the weighted-average cost of capital for each reporting unit, which among other factors

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

considers the cost of common equity capital and the marginal cost of debt of market participants. Key assumptions (which again vary by reporting unit) used in determining fair value under the market approach were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly-traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of 1.0 to 2.8 times and multiples of EBITDA of 7.5 to 10.0 times. In assessing the reasonableness of our estimated fair values of the reporting units, management compared the results of the valuation analyses against our then-current market capitalization to imply a control premium. Based on this analysis, the implied control premium was within the range of comparable industry transactions.

The Step 1 impairment analysis indicated that the carrying value of the net assets of our Health Management reporting unit exceeded the estimated fair value of the reporting unit. As a result, we were required to perform Step 2 of the goodwill impairment test to determine the amount, if any, of goodwill impairment charges for the Health Management reporting unit. We completed Step 2, consistent with the procedures described above, and determined that a goodwill impairment charge in the amount of approximately $1.0 billion was required. The resulting goodwill impairment charge is reflected in operating income (loss) in our accompanying consolidated statements of operations.

The estimate of fair value requires significant judgment. We based our fair value estimates on assumptions that we believe to be reasonable but that are unpredictable and inherently uncertain, including estimates of future growth rates and operating margins and assumptions about the overall economic climate and the competitive environment for our business units. There can be no assurance that our estimates and assumptions made for purposes of our goodwill and identifiable intangible asset testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment testing or earlier, if an indicator of an impairment is present before our next annual evaluation.

Impairment charges related to goodwill have no impact on our cash balances or compliance with financial covenants under our Amended and Restated Credit Agreement.

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

We conducted our annual goodwill impairment test for our reporting units during the fourth quarter of 2010. The impairment test indicated there was an impairment of goodwill associated with our health management reporting unit, and thus, a potential impairment of our long-lived tangible and intangible assets associated with the same reporting unit. We conducted an analysis as prescribed under ASC 360 Property, Plant and Equipment, utilizing an undiscounted cash flow model at the lowest level of independent cash flows. The analysis indicated there was no impairment of the long-lived tangible or intangible assets associated with our health management reporting unit. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of December 31, 2010, future events could cause us to conclude otherwise.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

(j) Business Acquisitions

On January 1, 2009, we adopted a new accounting standard issued by the Financial Accounting Standards Board, or FASB, related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, this standard requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded as general and administrative expense. This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. Acquisitions consummated prior to January 1, 2009 were accounted for in accordance with the previously applicable guidance. During 2010 and 2009, we incurred $8.2 million and $15.9 million of acquisition-related costs. Included in the $15.9 million of expense incurred during 2009, was $3.8 million of costs associated with acquisition-related activity for transactions not consummated prior to January 1, 2009.

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

Allocation of the purchase price for acquisitions is based on estimates of the fair value of the net assets acquired and, for acquisitions completed within the past year, is subject to adjustment upon finalization of the purchase price allocation. We are not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates. The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets on patterns in which the economic benefits are expected to be realized.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are expected more likely than not to be realized in the future (Note 16).

(l) Revenue Recognition

We primarily recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services rendered, (3) the fee is fixed or determinable and (4) collection is reasonably assured.

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

Additionally, we generate services revenue in connection with contracts with health plans (both commercial and governmental) and self-insured employers, whereby we provide clinical expertise through fee-based arrangements. Revenue for fee-based arrangements is recognized over the period in which the services are provided. Some contracts provide that a portion of our fees are at risk if our customers do not achieve certain financial cost savings or we do not achieve certain other clinical and operational metrics, over a period of time, typically one year. Revenue subject to refund is not recognized if (i) sufficient information is not available to calculate performance measurements or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as other current liabilities in the consolidated balance sheet, deferring recognition of the revenue until we establish that we have met the performance criteria. If we do not meet the performance targets at the end of the contractual period we are obligated under the contract to refund some or all of the at risk fees.

We also receive license and royalty revenue from agreements with third-party licensees. Revenue from fixed-fee license and royalty agreements is recognized on a straight-line basis over the obligation period of the related license agreements. License and royalty fees that the licensees calculate based on their sales, which we have the right to audit under most of our agreements, are generally recognized upon receipt of the license or royalty payments unless we are able to reasonably estimate the fees as they are earned. License and royalty fees that are determinable prior to the receipt thereof are recognized in the period they are earned.

(m) Employee Stock-Based Compensation Arrangements

We account for share-based payments in accordance with ASC 718 Compensation — Stock Compensation. Compensation cost associated with stock options includes: (i) amortization related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, and (ii) amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 718. In addition, we record expense over the offering period in connection with shares issued under our employee stock purchase plan. Compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the expected term of the options using the straight-line method. It is our policy to recognize, through additional paid in capital, the excess or windfall tax benefits on stock option deductions, as those deductions are recognized on tax returns.

Our stock option plans provide for grants of options to employees to purchase common stock at or above the fair market value of such shares on the grant date of the award. The options generally vest over a four-year period,

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

beginning on the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. The fair value of each option grant is estimated on the date of grant primarily using a Black-Scholes option-pricing method. We use historical data to estimate the expected price volatility and the expected forfeiture rate. The contractual term of our stock option awards is ten years. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant with a remaining term equal to the expected term of the option. We have not made any dividend payments nor do we have plans to pay dividends in the foreseeable future.

(n) Net Income (Loss) per Common Share

Net income (loss) per common share is based upon the weighted average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year (Note 12).

(o) Other Operating Expenses

We expense advertising costs as incurred. In 2010, 2009 and 2008, advertising costs amounted to $14.4 million, $15.4 million and $15.7 million, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

At December 31, 2010 and 2009, no individual customer’s accounts receivable balance was in excess of 10%. During 2010, no one customer represented greater than 10% of our net revenue. During 2009 and 2008, we had one customer that represented 15% and 23% of our net revenue, respectively, and purchased our professional diagnostics products.

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

(q) Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at December 31, 2010 and 2009 consisted of cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, debt and our interest rate swap contract. We apply fair value measurement accounting to value our financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The estimated fair value of these financial instruments approximates their carrying values at December 31, 2010 and 2009.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Summary of Significant Accounting Policies (Continued)

(r) Recent Accounting Pronouncements

Recently Issued Standards

In April 2010, the FASB issued Accounting Standards Update, or, ASU, No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition, or ASU 2010-17. ASU 2010-17 allows the milestone method as an acceptable revenue recognition methodology when an arrangement includes substantive milestones. ASU 2010-17 provides a definition of substantive milestone and should be applied regardless of whether the arrangement includes single or multiple deliverables or units of accounting. ASU 2010-17 is limited to transactions involving milestones relating to research and development deliverables. ASU 2010-17 also includes enhanced disclosure requirements about each arrangement, individual milestones and related contingent consideration, information about substantive milestones and factors considered in the determination. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB EITF, or ASU 2009-14. ASU 2009-14 changes the accounting model for revenue arrangements that include tangible products and software elements. The amendments of this update provide additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue recognition guidance. The amendments in this update also provide guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software, as well as arrangements that have deliverables both included and excluded from the scope of software revenue recognition guidance. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF, or ASU 2009-13. ASU 2009-13 will separate multiple-deliverable revenue arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments of this update will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments of this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this update will require that a vendor determine its best estimated selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

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

ALERE INC. AND SUBSIDIARIES

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

(3)	Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets consist of (in thousands):

	December 31,
	2010	2009

Inventories, net:
Raw materials	$81,640	$62,397
Work-in-process	61,849	56,338
Finished goods	114,231	102,804

	$257,720	$221,539

Property, plant and equipment, net:
Machinery, laboratory equipment and tooling	$252,581	$183,490
Land and buildings	158,109	135,644
Leasehold improvements	24,552	22,841
Computer software and equipment	129,794	96,950
Furniture and fixtures	22,773	19,340

	587,809	458,265
Less: Accumulated depreciation and amortization	(197,299)	(133,877)

	$390,510	$324,388

Accrued expenses and other current liabilities:
Compensation and compensation-related	$65,839	$76,360
Advertising and marketing	3,228	6,155
Professional fees	8,507	9,743
Interest payable	25,283	16,661
Royalty obligations	22,014	17,451
Deferred revenue	24,924	23,095
Taxes payable	46,944	33,511
Acquisition-related obligations	72,102	55,496
Other	76,991	41,260

	$345,832	$279,732

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations

(a) Acquisitions in 2010

(i)	Immunalysis

On August 16, 2010, we acquired Diagnostixx of California, Corp. (d/b/a Immunalysis Corporation), or Immunalysis, located in Pomona, California, a privately-owned manufacturer and marketer of abused and prescription drug screening solutions used by clinical reference and forensic/crime laboratories. The preliminary aggregate purchase price was $56.2 million, which consisted of an initial cash payment totaling $55.0 million and a contingent consideration obligation of up to $5.0 million with an acquisition date fair value of $1.2 million. Included in our consolidated statement of operations for the year ended December 31, 2010 is revenue totaling approximately $7.9 million related to this acquired business. The operating results of this acquired operation are included in our professional diagnostics reporting unit and business segment. We do not expect the amount allocated to goodwill to be deductible for tax purposes.

(ii)	A privately-owned U.K. research and development operation

On March 11, 2010, we acquired a privately-owned U.K. research and development operation. The preliminary aggregate purchase price was $70.8 million, which consisted of an initial cash payment totaling $35.2 million and a contingent consideration obligation of up to $125.0 million with an acquisition date fair value of $35.6 million. Included in our consolidated statement of operations for the year ended December 31, 2010 is revenue totaling approximately $0.2 million related to this acquired business. The operating results of this acquired operation are included in our professional diagnostics reporting unit and business segment. We do not expect the amount allocated to goodwill to be deductible for tax purposes.

(iii)	Alere Toxicology

On February 17, 2010, we acquired Kroll Laboratory Specialists, Inc., headquartered in Gretna, Louisiana, which provides forensic quality substance abuse testing products and services across the United States. The preliminary aggregate purchase price was $109.5 million, which was paid in cash. Included in our consolidated statement of operations for the year ended December 31, 2010 is revenue totaling approximately $31.3 million related to the acquired business, which we have subsequently renamed Alere Toxicology Services, or Alere Toxicology. The operating results of Alere Toxicology are included in our professional diagnostics reporting unit and business segment. The amount allocated to goodwill from this acquisition is deductible for tax purposes.

(iv)	Standard Diagnostics

On February 8, 2010, we acquired a 61.92% ownership interest in Standard Diagnostics via a tender offer for approximately $162.1 million. On March 22, 2010, we acquired an incremental 13.37% ownership interest in Standard Diagnostics via a follow-on tender offer for approximately $36.2 million. In June 2010, we acquired an incremental 2.84% ownership interest for approximately $7.3 million, bringing our acquisition-related aggregate ownership interest in Standard Diagnostics to approximately 78.13%. Standard Diagnostics specializes in the medical diagnostics industry. Its main product lines relate to diagnostic reagents and devices for hepatitis, infectious diseases, tumor markers, fertility, drugs of abuse, urine strips and protein strips. The preliminary aggregate purchase price was $205.6 million in cash. Included in our consolidated statement of operations for the year ended December 31, 2010 is revenue totaling approximately $78.9 million related to Standard Diagnostics. The operating results of Standard Diagnostics are included in our professional diagnostics reporting unit and business segment. We do not expect the amount allocated to goodwill to be deductible for tax purposes. During the fourth quarter of 2010, we acquired the remaining outstanding minority interests in Standard Diagnostics bringing our aggregate ownership interest to approximately 100% as of December 31, 2010. In connection with our purchase of shares from a certain minority shareholder, we

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

incurred a compensation charge of $60.1 million, as a result of the transition of the day-to-day management control of the business to us.

(v)	Other acquisitions in 2010

During 2010, we acquired the following businesses for a preliminary aggregate purchase price of $160.1 million, which consisted of initial cash payments totaling $106.5 million, contingent consideration obligations with an acquisition date fair value of $52.9 million and deferred purchase price consideration with an acquisition date present value of $0.7 million.

•	RMD Networks, Inc., or RMD, located in Denver, Colorado, a provider of clinical groupware software and services designed to improve communication and coordination of care among providers, patients, and payers in the healthcare environment (Acquired January 2010)

•	certain assets of Streck, Inc., or Streck, located in Nebraska, a manufacturer of hematology, chemistry and immunology products for the clinical laboratory (Acquired January 2010)

•	assets of the diagnostics division of Micropharm Ltd., or Micropharm, located in Wales, United Kingdom, an expert in high quality antibody production in sheep for both diagnostic and therapeutic purposes, providing antisera on a contract basis for U.K. and overseas companies and academic institutions, mainly for research, therapeutic and diagnostic uses (Acquired March 2010)

•	Quantum Diagnostics Group Limited, or Quantum, headquartered in Essex, England, an independent provider of drug testing products and services to healthcare professionals across the U.K. and Europe (Acquired April 2010)

•	assets of the workplace health division of Good Health Solutions Pty Ltd., or GHS, located in East Sydney, Australia, an important player in the Australian health and wellness market, focusing on health screenings, health related consulting services, health coaching and fitness instruction (Acquired April 2010)

•	certain assets of Unotech Diagnostics, Inc., or Unotech, located in California, a privately-owned company engaged in the development, formulation, manufacture, packaging, supply and distribution of our BladderCheck NMP22 lateral flow test and related lateral flow products (Acquired June 2010)

•	Scipac Holdings Limited, or Scipac, headquartered in Kent, England, a diagnostic reagent company with an extensive product portfolio supplying purified human antigens, recombinant proteins and disease state plasma to a global customer base (Acquired June 2010)

•	a privately-owned research and development operation, located in San Diego, California (Acquired July 2010)

•	AdnaGen AG, or AdnaGen, located in Langenhagen, Germany, a company that focuses on the development of innovative tumor diagnostics for the detection of rare cells (Acquired November 2010)

•	Medlab Produtos Medicos Hospitalares Ltda, or Medlab, located in San Paulo, Brazil, a distributor of medical instruments and reagents to public and private laboratories throughout Brazil and Uruguay (Acquired December 2010)

•	Capital Toxicology, LLC, or Capital Toxicology, located in Austin, Texas, a privately-held toxicology business specializing in pain management services (Acquired December 2010)

The operating results of the acquired businesses mentioned above, except for RMD and GHS, are included in our professional diagnostics reporting unit and business segment. The operating results of RMD

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

and GHS are included in our health management reporting unit and business segment. Our consolidated statement of operations for the year ended December 31, 2010 included revenue totaling approximately $12.6 million related to these businesses. Goodwill has been recognized in all of the acquisitions, with the exception of Unotech, and amounted to approximately $114.0 million. Goodwill related to the acquisition of Capitol Toxicology, which totaled $11.0 million, is expected to be deductible for tax purposes.

A summary of the preliminary aggregate purchase price allocation for the acquisitions consummated in 2010 is as follows (in thousands):

		Privately-
		Owned U.K.
		Research and
		Development		Standard
	Immunalysis	Operation	Alere Toxicology	Diagnostics	Other	Total

Current assets	$6,953	$374	$6,044	$50,687	$19,863	$83,921
Property, plant and equipment	1,092	152	3,300	18,580	14,039	37,163
Goodwill	18,197	61,463	53,435	37,234	114,018	284,347
Intangible assets	30,600	15,700	48,400	131,179	59,513	285,392
Other non-current assets	—	—	—	13,341	317	13,658

Total assets acquired	56,842	77,689	111,179	251,021	207,750	704,481

Current liabilities	568	751	1,640	13,371	13,999	30,329
Non-current liabilities	50	6,107	—	32,088	33,655	71,900

Total liabilities assumed	618	6,858	1,640	45,459	47,654	102,229

Net assets acquired	56,224	70,831	109,539	205,562	160,096	602,252
Less:
Contingent consideration	1,200	35,600	—	—	52,908	89,708
Present value of deferred purchase price consideration	—	—	—	—	688	688

Cash paid	$55,024	$35,231	$109,539	$205,562	$106,500	$511,856

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

		Privately-
		owned U.K.
		Research and					Weighted
		Development		Standard			Average
	Immunalysis	operation	Alere Toxicology	Diagnostics	Other	Total	Useful Life

Core technology and patents	$8,800	$8,600	$13,300	$62,135	$14,050	$106,885	12.38 years
Quality systems	—	—	—	—	153	153	5 years
Database	—	—	—	—	654	654	3 years
Trademarks and trade names	800	—	—	9,350	3,041	13,191	8.51 years
License agreements	—	—	—	—	459	459	10 years
Customer relationships	19,900	—	35,100	45,754	24,578	125,332	14.32 years
Non-compete agreements	300	—	—	255	2,095	2,650	4.18 years
Software	—	—	—	—	5,000	5,000	7 years
Distribution agreement	800	—	—	—	—	800	14 years
Manufacturing know-how	—	—	—	—	3,683	3,683	10.46 years
In-process research and development	—	7,100	—	13,685	5,800	26,585	N/A

Total intangible assets	$30,600	$15,700	$48,400	$131,179	$59,513	$285,392

(b) Acquisitions in 2009

(i)	Acquisition of Tapestry Medical

On November 6, 2009, we acquired Tapestry Medical, Inc., or Tapestry, located in Livermore, California, a privately-owned company that is a provider of products and related services designed to support anti-coagulation disease management for patients at risk for stroke and other clotting disorders. The aggregate purchase price was $61.1 million, which consisted of an initial cash payment totaling $45.1 million and a contingent consideration obligation with a fair value of $16.0 million payable in shares of our common stock, except in the case of the 2010 earn-out which will be paid in cash. Included in our consolidated statements of operations for the year ended December 31, 2010 and 2009 is revenue totaling approximately $54.1 million and $1.8 million, respectively, related to Tapestry. The operating results of Tapestry are included in our health management reporting unit and business segment. The amount allocated to goodwill from this acquisition is deductible for tax purposes.

(ii)	Acquisition of Free & Clear

On September 28, 2009, we acquired Free & Clear, Inc., or Free & Clear, located in Seattle, Washington, a privately-owned company that specializes in behavioral coaching to help employers, health plans and government agencies improve the overall health and productivity of their covered populations. The aggregate purchase price was $121.5 million, which consisted of an initial cash payment totaling $107.3 million and a contingent consideration obligation with a fair value of $14.2 million. Included in our consolidated statements of operations for the year ended December 31, 2010 and 2009 is revenue totaling approximately $75.3 million and $14.3 million, respectively, related to Free & Clear. The operating results of Free & Clear are included in our health management reporting unit and business segment. We do not expect the amount allocated to goodwill to be deductible for tax purposes.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

(iii)	Acquisition of Concateno

On August 11, 2009, we acquired Concateno plc, or Concateno, a publicly-traded company headquartered in the United Kingdom that specializes in the manufacture and distribution of rapid drugs of abuse diagnostic products used in health care, criminal justice, workplace and other testing markets. The aggregate purchase price was $251.9 million, which consisted of $178.8 million in cash, including $0.5 million of cash paid for shares of Concateno common stock which we acquired prior to the acquisition date, 2,091,080 shares of our common stock with an aggregate fair value of $70.2 million and $2.9 million of fair value associated with Concateno employee stock options exchanged as part of the transaction. Our consolidated statements of operations for the year ended December 31, 2010 and 2009 included revenue totaling approximately $78.8 million and $33.3 million, respectively, related to Concateno. The operating results of Concateno are included in our professional diagnostics reporting unit and business segment. We do not expect the amount allocated to goodwill to be deductible for tax purposes.

(iv)	Acquisition of ACON’s Second Territory Business

On April 30, 2009, we completed our acquisition of the assets of ACON Laboratories, Inc.’s and certain related entities’ (collectively, “ACON”) business of researching, developing, manufacturing, distributing, marketing and selling lateral flow immunoassay and directly-related products (the “Business”) for the remainder of the world outside of the First Territory (as defined below), including China, Asia Pacific, Latin America, South America, the Middle East, Africa, India, Pakistan, Russia and Eastern Europe (the “Second Territory Business”). We acquired ACON’s Business in the United States, Canada, Western Europe (excluding Russia, the former Soviet Republics that are not part of the European Union and Turkey), Israel, Australia, Japan and New Zealand (the “First Territory”) in March 2006. The aggregate purchase price for the Second Territory Business was approximately $191.0 million ($188.9 million present value), which consisted of cash payments totaling $104.7 million, 1,202,691 shares of our common stock with an aggregate fair value of $42.1 million and deferred purchase price consideration payable in cash and common stock with an aggregate fair value of $42.1 million. Our consolidated statements of operations for the year ended December 31, 2010 and 2009 included revenue totaling approximately $50.9 million and $38.0 million, respectively related to the Second Territory Business. The operating results of the Second Territory Business are included in our professional diagnostics reporting unit and business segment. Goodwill resulting from this acquisition is generally not expected to be deductible for tax purposes depending on the tax jurisdiction.

(v)	Other acquisitions in 2009

During 2009, we acquired the following assets and businesses for an aggregate purchase price of $85.8 million ($83.9 million present value), which consisted of $45.4 million in cash, 128,513 shares of our common stock with an aggregate fair value of $5.1 million, notes payable totaling $7.9 million, deferred purchase price consideration payable in cash with an aggregate fair value of $15.8 million, warrants with a fair value of $0.1 million and contingent consideration obligations with an aggregate fair value of $9.6 million which is recorded as a liability of which $5.4 million is payable in shares of our common stock.

•	GeneCare Medical Genetics Center, Inc., or GeneCare, located in Chapel Hill, North Carolina, a medical genetics testing and counseling business (Acquired July 2009)

•	Certain assets from CVS Caremark’s Accordant Common disease management programs, or Accordant, whereby chronically-ill patients served by Accordant Common disease management programs will be managed and have access to expanded offerings provided by Alere (Acquired August 2009)

•	ZyCare, Inc., or ZyCare, located in Chapel Hill, North Carolina, a provider of technology and services used to help manage many chronic illnesses (Acquired August 2009)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

•	Medim Schweiz GmbH., or Medim, located in Zug, Switzerland, a distributor of point-of-care diagnostics testing products primarily to the Swiss marketplace (Acquired September 2009)

•	Biosyn Diagnostics Limited, or Biosyn, located in Belfast, Ireland, a distributor of point-of-care diagnostics testing products primarily to the Irish marketplace (Acquired October 2009)

•	Mologic Limited, or Mologic, located in Sharnbrook, United Kingdom, a research and development entity having extensive experience in applied immunoassay technology, as well as a broad understanding of medical diagnostic devices and antibody development (Acquired October 2009)

•	Jinsung Meditech, Inc., or JSM, located in Seoul, South Korea, a distributor of point-of-care diagnostics testing products primarily to the South Korean marketplace (Acquired December 2009)

•	Biolinker S.A., or Biolinker, located in Buenos Aires, Argentina, a distributor of point-of-care diagnostics testing products primarily to the Argentinean marketplace (Acquired December 2009)

•	51.0% share in Long Chain International Corp., or Long Chain, located in Taipei, Taiwan, a distributor of point-of-care diagnostics testing products primarily to the Taiwanese marketplace (Acquired December 2009). In January 2010, we acquired the remaining 49.0% interest in Long Chain.

The operating results of Medim, Biosyn, Mologic, JSM, Biolinker and Long Chain are included in our professional diagnostics reporting unit and business segment. The operating results of GeneCare, Accordant and Zycare are included in our health management reporting unit and business segment. Our consolidated statements of operations for the years ended December 31, 2010 and 2009 included revenue totaling approximately $61.6 million and $19.6 million, respectively, related to these businesses. Goodwill has been recognized in all transactions and amounted to approximately $35.6 million. Goodwill related to the acquisitions of GeneCare and Accordant, which totaled $12.8 million, is expected to be deductible for tax purposes. Goodwill related to all other acquisitions is not deductible for tax purposes.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

A summary of the aggregate purchase price allocation for the acquisitions consummated in 2009 is as follows (in thousands):

				Second
				Territory
	Tapestry	Free & Clear	Concateno	Business	Other	Total

Current assets	$2,682	$18,723	$38,292	$4,156	$23,130	$86,983
Property, plant and equipment	5,026	1,224	5,192	305	1,272	13,019
Goodwill	45,134	80,293	156,563	83,976	35,563	401,529
Intangible assets	10,680	44,100	102,735	100,600	40,861	298,976
Other non-current assets	25	1,786	2,405	—	631	4,847

Total assets acquired	63,547	146,126	305,187	189,037	101,457	805,354

Current liabilities	2,413	6,948	20,589	117	11,027	41,094
Non-current liabilities	13	17,640	32,707	—	6,531	56,891

Total liabilities assumed	2,426	24,588	53,296	117	17,558	97,985

Net assets acquired	61,121	121,538	251,891	188,920	83,899	707,369
Less:
Contingent consideration	16,000	14,208	—	—	9,606	39,814
Notes payable	—	—	—	—	7,912	7,912
Fair value of common stock issued and options exchanged	—	—	73,099	42,142	5,172	120,413
Present value of deferred purchase price consideration	—	—	—	42,089	15,764	57,853

Cash paid	$45,121	$107,330	$178,792	$104,689	$45,445	$481,377

The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

				Second			Weighted
				Territory			Average
	Tapestry	Free & Clear	Concateno	Business	Other	Total	Useful Life

Core technology and patents	$—	$4,600	$500	$3,000	$5,220	$13,320	6.46 years
Supply arrangements	—	—	—	—	1,581	1,581	8 years
Trademarks and trade names	3,000	3,400	25,184	1,900	270	33,754	14.14 years
Customer relationships	6,500	36,100	77,051	94,200	31,074	244,925	14.93 years
Non-compete agreements	1,180	—	—	1,500	1,600	4,280	2.91 years
In-process research and development	—	—	—	—	1,116	1,116	N/A

Total intangible assets	$10,680	$44,100	$102,735	$100,600	$40,861	$298,976

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

(c) Acquisitions in 2008

(i)	Acquisition of Matria

On May 9, 2008, we acquired Matria Healthcare Inc., or Matria, a national provider of health improvement, disease management and high-risk pregnancy management programs and services. The aggregate purchase price was $1.1 billion, which consisted of $420.6 million in cash, Series B convertible preferred stock with a fair value of approximately $657.9 million, $17.3 million of fair value associated with Matria employee stock options exchanged as part of the transaction and $18.0 million for direct acquisition costs. The operating results of Matria are included in our health management reporting unit and business segment. We expect that all of the amount allocated to goodwill will not be deductible for tax purposes.

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

(iii)	Other acquisitions in 2008

During 2008, we acquired the following assets and businesses for an aggregate purchase price of $120.0 million, in which we paid $86.0 million in cash, $2.3 million in direct acquisition costs, and accrued contingent consideration and milestone payments totaling $31.9 million. Upon settlement of certain milestones, we recognized a $0.2 million foreign currency exchange loss which was included in the aggregate purchase price.

•	Panbio Limited, or Panbio, headquartered in Brisbane, Australia, an Australian publicly-traded company that develops and manufactures diagnostic tests for use in the diagnosis of a broad range of infectious diseases (Acquired January 2008)

•	Certain assets from Mochida Pharmaceutical Co., Ltd, or Mochida. As part of the acquisition of certain assets, Mochida transferred the exclusive distribution rights in Japan for certain Osteomark products (Acquired April 2008)

•	Privately-owned provider of care and health management services (Acquired July 2008)

•	Vision Biotech Pty Ltd, or Vision, located in Cape Town, South Africa, a privately-owned distributor of rapid diagnostic products predominantly to the South African marketplace (Acquired September 2008)

•	Global Diagnostics CC, or Global, located in Johannesburg, South Africa, a privately-owned contract manufacturer and distributor of high quality rapid diagnostic tests predominantly to the South African marketplace (Acquired September 2008)

•	DiaTeam Diagnostika und Arzneimittel Großhandel GmbH, or DiaTeam, located in Linz, Austria, a privately-owned distributor of high quality rapid diagnostic tests predominantly to the Austrian marketplace (Acquired September 2008)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

•	Prodimol Biotecnologia S.A., or Prodimol, located in Brazil, a privately-owned distributor of high quality rapid diagnostic tests predominantly to the Brazilian marketplace (Acquired October 2008)

•	Ameditech, Inc., or Ameditech, located in San Diego, California, a manufacturer of high quality drugs of abuse diagnostic tests (Acquired December 2008)

A summary of the aggregate purchase price allocation for the acquisitions consummated in 2008 is as follows (in thousands):

	Matria	BBI	Other	Total

Current assets	$121,399	$22,421	$23,795	$167,615
Property, plant and equipment	23,659	7,603	2,850	34,112
Goodwill	844,301	89,626	62,478	996,405
Intangible assets	325,385	90,201	54,802	470,388
Other non-current assets	35,063	3,001	314	38,378

Total assets acquired	1,349,807	212,852	144,239	1,706,898

Current liabilities	98,669	15,668	9,357	123,694
Non-current liabilities	137,346	33,953	14,843	186,142

Total liabilities assumed	236,015	49,621	24,200	309,836

Net assets acquired	1,113,792	163,231	120,039	1,397,062
Less:
Acquisition costs paid	17,956	6,601	2,333	26,890
Contingent consideration	—	—	31,891	31,891
Realized foreign currency exchange loss	—	—	(179)	(179)
Fair value of common/preferred stock issued and options exchanged	675,257	18,036	—	693,293

Cash paid	$420,579	$138,594	$85,994	$645,167

The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

					Weighted
					Average
	Matria	BBI	Other	Total	Useful Life

Core technology and patents	$31,000	$28,043	$7,220	$66,263	9.94 years
Database	25,000	—	—	25,000	10 years
Trademarks and trade names and other intangibles	1,185	16,180	5,072	22,437	14.76 years
Customer relationships	253,000	45,978	40,605	339,583	13.73 years
Non-compete agreements	15,200	—	1,063	16,263	2 years
Manufacturing know-how	—	—	842	842	5 years

Total intangible assets	$325,385	$90,201	$54,802	$470,388

Panbio, Mochida, Vision, Global, DiaTeam, Prodimol and Ameditech are included in our professional diagnostics reporting unit and business segment; and our privately-owned health management acquisition is included in our health management reporting unit and business segment. Goodwill has been recognized in the

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

Panbio, Vision, Global, DiaTeam, Prodimol, Ameditech and our privately-owned health management business transactions and amounted to approximately $62.5 million. Goodwill related to these acquisitions, excluding Ameditech and the privately-owned health management acquisition, is not deductible for tax purposes.

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

	Severance	Facility	Total Exit
	Related	And Other	Activities

Balance at December 31, 2007	$14,579	$1,898	$16,477
Restructuring plan accruals and adjustments	19,561	3,897	23,458
Payments	(23,407)	(854)	(24,261)
Currency adjustments	(385)	(15)	(400)

Balance at December 31, 2008	10,348	4,926	15,274
Restructuring plan accruals and adjustments	203	5,317	5,520
Payments	(5,182)	(3,243)	(8,425)
Currency adjustments	—	2	2

Balance at December 31, 2009	5,369	7,002	12,371
Restructuring plan accruals and adjustments	(2,167)	(281)	(2,448)
Payments	(2,863)	(3,701)	(6,564)

Balance at December 31, 2010	$339	$3,020	$3,359

(i)	2008 Acquisitions

In connection with our acquisition of Matria, we implemented an integration plan to improve operating efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Matria organization, as activities were combined with our existing business operations. We recorded $18.5 million in exit costs, of which $13.8 million relates to change of control and severance costs to involuntarily terminate employees and $4.7 million related to facility exit costs. During 2010, we determined that $1.5 million in change of control costs and $0.2 million in facility exit costs would not be incurred, thereby reducing the assumed liability and goodwill related to the Matria acquisition by $1.7 million. As of December 31, 2010, $1.2 million in exit costs remain unpaid. See Note 20 for additional restructuring charges related to the Matria facility exit costs, within the health management reporting unit.

In conjunction with our acquisition of Panbio, we formulated a restructuring plan to realize efficiencies and cost savings. In February 2008, we agreed upon a plan to close Panbio’s facility located in Columbia, Maryland. The manufacturing operation at the Maryland-based facility was transferred to a third-party manufacturer, the sales of the products at this facility were transferred to our shared services center in Orlando, Florida and the distribution operations were transferred to our distribution facility in Freehold, New Jersey. We recorded $1.0 million in exit costs, including $0.8 million related to facility and other exit costs

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

and $0.2 million related to severance costs to involuntarily terminated employees. As of December 31, 2010, $0.3 million in facility exit costs remain unpaid. See Note 20 for additional restructuring charges related to the Panbio facility closure and integration.

Although we believe our plan and estimated exit costs for our 2008 acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.

(ii)	2007 Acquisitions

During 2007, we formulated restructuring plans in connection with our acquisition of Cholestech Corporation, or Cholestech, consistent with our acquisition strategy to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the Cholestech facility in Hayward, California. We have transitioned the manufacturing of the related products to our facility in San Diego, California and have transitioned the sales and distribution of the products to our shared services center in Orlando, Florida. Since inception of the plans, we recorded $8.6 million in exit costs, of which $5.9 million relates to executive change of control agreements and severance costs to involuntarily terminate employees and $2.7 million relates to facility exit costs. During the third quarter of 2010, we determined that $0.6 million in change of control and severance costs would not be incurred, thereby reducing the assumed liability and goodwill related to the Cholestech acquisition. As of December 31, 2010, $1.9 million in exit costs remain unpaid. Although we believe our plans and estimated exit costs are reasonable, actual spending for exit activities may differ from current estimated exit costs.

In conjunction with our acquisitions of Biosite Incorporated, or Biosite, HemoSense, Inc., or HemoSense, Alere Medical, Inc., or Alere Medical, ParadigmHealth, Inc., or ParadigmHealth, and Matritech, Inc., or Matritech, we implemented integration plans to improve efficiencies and eliminate redundant costs resulting from the acquisitions. Since inception of the plans, we recorded $20.6 million in exit costs, including $18.6 million in change in control and severance costs to involuntarily terminated employees and $2.0 million in facility and other exit costs primarily related to the closure of the Matritech and HemoSense facilities. As of December 31, 2010, substantially all exit costs have been paid.

See Note 20 for additional restructuring charges related to the Cholestech and HemoSense facility closures and integrations.

(e) Pro Forma Financial Information

The following table presents selected unaudited financial information, including the assets of the ACON Second Territory Business and Standard Diagnostics, as if the acquisition of these entities had occurred on January 1, 2009. Pro forma results exclude adjustments for various other less significant acquisitions completed since January 1, 2009, as these acquisitions did not materially affect our results of operations.

The pro forma results are derived from the historical financial results of the acquired businesses for the periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2009 (in thousands, except per share amount).

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)	Business Combinations (Continued)

	2010	2009

Pro forma net revenue	$2,161,500	$1,994,771

Pro forma net income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$(1,048,463)	$11,403

Pro forma net income (loss) available to common stockholders	$(1,037,066)	$13,336

Pro forma net income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries per common share — basic(1)	$(12.42)	$0.14

Pro forma net income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries per common share — diluted(1)	$(12.42)	$0.14

Pro forma net income (loss) available to common stockholders — basic(1)	$(12.28)	$0.16

Pro forma net income (loss) available to common stockholders — diluted(1)	$(12.28)	$0.16

(1)	Net income (loss) per common share amounts are computed as described in Note 12.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Goodwill and Other Intangible Assets

The following is a summary of goodwill and other intangible assets as of December 31, 2010 (in thousands, except useful life):

	Gross	Accumulated	Net	Weighted
	Carrying	Amortization and	Carrying	Average
	Amount	Impairment Losses	Value	Useful Life

Amortized intangible assets:
Core technology and patents	$660,245	$195,559	$464,686	13.45 years

Other intangible assets:
Supplier relationships	18,775	13,255	5,520	9.19 years
Trademarks and trade names	226,290	60,814	165,476	9.65 years
License agreements	11,325	10,292	1,033	7.04 years
Customer relationships	1,525,842	532,799	993,043	16.11 years
Manufacturing know-how	11,215	5,071	6,144	12.62 years
Other	136,154	64,475	71,679	7.36 years

Total other intangible assets	1,929,601	686,706	1,242,895

Total intangible assets with finite lives	$2,589,846	$882,265	$1,707,581

Intangible assets with indefinite lives:
Goodwill	$3,837,657	$1,006,357	$2,831,300
Other intangible assets(1)	28,183	—	28,183

Total intangible assets with indefinite lives	$3,865,840	$1,006,357	$2,859,483

(1)	Primarily includes in-process research and development recorded in connection with certain acquisitions completed during 2009 and 2010.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Goodwill and Other Intangible Assets (Continued)

The following is a summary of goodwill and other intangible assets as of December 31, 2009 (in thousands, except useful life):

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Amount	Amortization	Value	Useful Life

Amortized intangible assets:
Core technology and patents	$558,036	$136,317	$421,719	13.92 years

Other intangible assets:
Supplier relationships	18,939	11,781	7,158	9.21 years
Trademarks and trade names	174,856	37,720	137,136	10.95 years
License agreements	10,825	9,881	944	6.91 years
Customer relationships	1,395,786	343,728	1,052,058	16.31 years
Manufacturing know-how	7,259	4,190	3,069	13.77 years
Other	103,642	39,299	64,343	6.02 years

Total other intangible assets	1,711,307	446,599	1,264,708

Total intangible assets with finite lives	$2,269,343	$582,916	$1,686,427

Intangible assets with indefinite lives:
Goodwill	$3,463,358	$—	$3,463,358
Other intangible assets(1)	43,644	—	43,644

Total intangible assets with indefinite lives	$3,507,002	$—	$3,507,002

(1)	Primarily includes trademarks and trade names. During 2010, we began the process of rebranding our company and key products under the name Alere. In connection with the rebranding initiative, we assigned economic useful lives to certain intangible assets previously classified as other intangible assets with indefinite lives. Of the $43.6 million recorded as other intangible assets with indefinite lives as of December 31, 2009, we reclassified $42.9 million to other intangible assets with finite lives during 2010.

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets on patterns in which the economic benefits are expected to be realized. Amortization expense of intangible assets, which in the aggregate amounted to $298.1 million, $255.4 million and $213.8 million in 2010, 2009 and 2008, respectively, is included in cost of net revenue, research and development, sales and marketing and general and administrative in the accompanying consolidated statements of operations. The allocation of amortization expense to the expense categories is based on the intended usage and the expected benefits of the intangible assets in relation to the expense categories.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Goodwill and Other Intangible Assets (Continued)

The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years as of December 31, 2010 (in thousands):

2011	$282,349
2012	$235,824
2013	$202,054
2014	$178,391
2015	$156,042

During the fourth quarter, we perform our annual impairment tests of the carrying value of our goodwill by reporting unit. Our annual impairment review conducted during the fourth quarter of 2010 indicated that a goodwill impairment charge was required in our health management business segment and reporting unit. For further discussion see Note 2(h).

We allocate goodwill by reporting unit based on the relative percentage of estimated future revenues generated for the respective reporting unit as of the acquisition date. Goodwill amounts allocated to our professional diagnostics, health management and consumer diagnostics reporting units are summarized as follows (in thousands):

	Professional	Health	Consumer
	Diagnostics	Management	Diagnostics	Total

Goodwill at December 31, 2008	$1,713,223	$1,280,179	$52,481	$3,045,883
Acquisitions(1)	262,567	141,964	—	404,531
Other(2)	13,133	62	(251)	12,944

Goodwill at December 31, 2009	$1,988,923	$1,422,205	$52,230	$3,463,358
Acquisitions(1)	327,467	36,948	—	364,415
Goodwill impairment charge(3)	—	(1,006,357)	—	(1,006,357)
Other(2)	9,724	166	(6)	9,884

Goodwill at December 31, 2010	$2,326,114	$452,962	$52,224	$2,831,300

(1)	Includes initial purchase price allocation, purchase accounting adjustments recorded to the acquired entities’ opening balance sheet and additional payments made for earn-outs and milestones achieved.

(2)	These amounts relate primarily to adjustments resulting from fluctuations in foreign currency exchange rates.

(3)	We recorded a goodwill impairment charge of approximately $1.0 billion related to our health management business segment and reporting unit. Any further reduction or impairment of the value of goodwill or other intangible assets will result in additional charges against earnings, which could materially reduce our reported results of operations in future periods.

We generally expense costs incurred to internally-develop intangible assets, except for costs that are incurred to establish patents and trademarks, such as legal fees for initiating, filing and obtaining the patents and trademarks. As of December 31, 2010, we had approximately $8.9 million of costs capitalized, net of amortization, in connection with establishing patents and trademarks which are included in other intangible assets, net, in the accompanying consolidated balance sheets. Upon the initial filing of the patents and trademarks, we commence amortization of such intangible assets over their estimated useful lives. Costs incurred to maintain the patents and trademarks are expensed as incurred.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	December 31,
	2010	2009

First Lien Credit Agreement — Term loans	$941,250	$951,000
First Lien Credit Agreement — Revolving line-of-credit	—	142,000
Second Lien Credit Agreement	250,000	250,000
3% Senior subordinated convertible notes	150,000	150,000
9% Senior subordinated notes	389,686	388,278
7.875% Senior notes	244,756	243,959
8.625% Senior subordinated notes	400,000	—
Lines-of-credit	4,405	2,902
Other	15,360	19,346

	2,395,457	2,147,485
Less: Current portion	(16,891)	(18,970)

	$2,378,566	$2,128,515

The following describes each of the above listed debt instruments:

(a) First Lien Credit Agreement and Second Lien Credit Agreement

On June 26, 2007, in conjunction with our acquisition of Biosite, we entered into a First Lien Credit Agreement, or senior secured credit facility, and a Second Lien Credit Agreement, or junior secured credit facility, collectively, secured credit facility, with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and certain related guaranty and security agreements. The senior secured credit facility initially provided for term loans in the aggregate amount of $900.0 million and, subject to our continued compliance with the senior secured credit facility, a $150.0 million revolving line-of-credit. The junior secured credit facility provides for term loans in the aggregate amount of $250.0 million. We may repay any future borrowings under the senior secured credit facility revolving line-of-credit at any time, but in no event later than June 26, 2013. We must repay the entire junior facility term loan on June 26, 2015. As of December 31, 2010, the term loans and the revolving line-of-credit under the senior secured credit facility bore interest at 2.26% and 4.25%, respectively. The term loan under the junior secured credit facility bore interest at 4.51%.

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

As of December 31, 2010, aggregate borrowings amounted to $1.2 billion under the term loans. Interest expense related to the secured credit facility for the year ended December 31, 2010, including amortized deferred financing costs, was $60.6 million. As of December 31, 2010, accrued interest related to the secured credit facility amounted to $0.9 million. As of December 31, 2010, we were in compliance with all debt

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Long-term Debt (Continued)

covenants related to the above debt, which consisted principally of maximum consolidated leverage and minimum interest coverage requirements.

In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that have a total notional value of $350.0 million and had an original maturity date of September 28, 2010. These interest rate swap contracts paid us variable interest at the three-month LIBOR rate, and we paid the counterparties a fixed rate of 4.85%. In March 2009, we extended our August 2007 interest rate hedge for an additional two-year period commencing in September 2010 at a one-month LIBOR rate of 2.54%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loans under the secured credit facilities into fixed rate debt.

In January 2009, we entered into interest rate swap contracts, with an effective date of January 14, 2009, that had a total notional value of $500.0 million and a maturity date of January 5, 2011. These interest rate swap contracts paid us variable interest at the one-month LIBOR rate, and we paid the counterparties a fixed rate of 1.195%. These interest rate swap contracts were entered into to convert $500.0 million of the $1.2 billion variable rate term loan under the secured credit facility into fixed rate debt. We did not extend the terms of this interest rate swap after January 5, 2011.

(b) 3% Senior Subordinated Convertible Notes, Principal Amount $150.0 million

On May 14, 2007, we sold $150.0 million principal amount of 3% senior subordinated convertible notes due 2016, or the Convertible Notes, in a private placement to qualified institutional buyers. At the initial conversion price of $52.30, the Convertible Notes were convertible into an aggregate 2,868,120 shares of our common stock. The conversion price was subject to adjustment one year from the date of sale. Based upon the daily volume-weighted price per share of our common stock for the thirty consecutive trading days ending May 9, 2008, the conversion price decreased from $52.30 to $43.98 in May 2008. The decrease in conversion price resulted in additional shares of our common stock becoming issuable upon conversion of our senior subordinated convertible notes. The senior subordinated convertible notes are now convertible into 3.4 million shares of our common stock at a conversion price of $43.98. Interest accrues at 3% per annum, compounded daily, on the outstanding principal amount and is payable in arrears on May 15th and November 15th, which started on November 15, 2007. Interest expense for the year ended December 31, 2010 and 2009, including amortized deferred costs, was $5.0 million and $5.1 million, respectively.

(c) 9% Senior Subordinated Notes

On May 12, 2009, we completed the sale of $400.0 million aggregate principal amount of 9% senior subordinated notes due 2016, or the 9% subordinated notes, in a public offering. Net proceeds from this offering amounted to $379.5 million, which was net of underwriters’ commissions totaling $8.0 million and original issue discount totaling $12.5 million. The net proceeds are intended to be used for general corporate purposes. At December 31, 2010, we had $389.7 million in indebtedness under our 9% subordinated notes.

The 9% subordinated notes, which were issued under an Indenture dated May 12, 2009, as amended or supplemented, the 9% Indenture, accrue interest from the date of their issuance, or May 12, 2009, at the rate of 9% per year. Interest on the notes are payable semi-annually on May 15 and November 15, commencing on November 15, 2009. The notes mature on May 15, 2016, unless earlier redeemed.

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

ALERE INC. AND SUBSIDIARIES

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

The 9% subordinated notes are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 9% subordinated notes and the 9% Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt. See Note 25 for guarantor financial information.

The 9% Indenture contains covenants that will limit our ability, and the ability of our subsidiaries, to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness and consolidate, merge or transfer all or substantially all of our, or their, assets, taken as a whole. These covenants are subject to certain exceptions and qualifications.

Interest expense related to our 9% subordinated notes for the year ended December 31, 2010, including amortization of deferred financing costs and original issue discounts, was $38.3 million. As of December 31, 2010, accrued interest related to the senior subordinated notes amounted to $4.5 million.

(d) 7.875% Senior Notes

During the third quarter of 2009, we sold a total of $250.0 million aggregate principal amount of 7.875% senior notes due 2016, or the 7.875% senior notes, in two separate transactions. On August 11, 2009, we sold $150.0 million aggregate principal amount of 7.875% senior notes in a public offering. Net proceeds from this offering amounted to approximately $145.0 million, which was net of underwriters’ commissions totaling $2.2 million and original issue discount totaling $2.8 million. The net proceeds were used to fund our acquisition of Concateno. At December 31, 2010, we had $147.7 million in indebtedness under this issuance of our 7.875% senior notes.

On September 28, 2009, we sold $100.0 million aggregate principal amount of 7.875% senior notes in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers. We also agreed to file a registration statement with the SEC so that the holders of these notes could exchange the

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Long-term Debt (Continued)

notes for registered notes that have substantially identical terms as the original notes. We filed this registration statement with the SEC on February 12, 2010 and the exchange offer was completed on June 11, 2010. Net proceeds from this offering amounted to approximately $95.0 million, which was net of the initial purchasers’ original issue discount totaling $3.5 million and offering expenses totaling approximately $1.5 million. The net proceeds were used to partially fund our acquisition of Free & Clear. At December 31, 2010, we had $97.1 million in indebtedness under this issuance of our 7.875% senior notes.

The 7.875% senior notes were issued under an Indenture dated August 11, 2009, as amended or supplemented, the 7.875% Indenture. The 7.875% senior notes accrue interest from the dates of their respective issuances at the rate of 7.875% per year. Interest on the notes are payable semi-annually on February 1 and August 1, commencing on February 1, 2010. The notes mature on February 1, 2016, unless earlier redeemed.

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

The 7.875% senior notes are unsecured and are equal in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 7.875% senior notes and the 7.875% Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are equal in right of payment to all of their existing and future senior debt. See Note 25 for guarantor financial information.

The 7.875% Indenture contains covenants that will limit our ability, and the ability of our subsidiaries, to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness and consolidate, merge or transfer all or substantially all of our, or their, assets, taken as a whole. These covenants are subject to certain exceptions and qualifications. Interest expense related to our 7.875% senior notes for the year ended December 31, 2010, including amortization of deferred financing costs

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Long-term Debt (Continued)

and original issue discounts, was $21.3 million. As of December 31, 2010, accrued interest related to the senior notes amounted to $8.2 million.

(e) 8.625% Senior Subordinated Notes

On September 21, 2010, we completed the sale of $400.0 million aggregate principal amount of the 8.625% senior subordinated notes due 2018, or the 8.625% subordinated notes, in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers and to persons outside the United States. The proceeds are intended to be used for working capital and other general corporate purposes. At December 31, 2010, we had $400.0 million in indebtedness under our 8.625% subordinated notes.

The 8.625% subordinated notes, which were issued under a supplemental indenture dated September 21, 2010, as amended or supplemented, the 8.625% Indenture, accrue interest from the date of their issuance, at the rate of 8.625% per year. Interest on the notes is payable semi-annually on April 1 and October 1, commencing on April 1, 2011. The notes mature on October 1, 2018, unless earlier redeemed.

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

The 8.625% subordinated notes are unsecured and are subordinated in right of payment to all of our existing and future senior debt, including our borrowing under our secured credit facilities. Our obligations under the 8.625% subordinated notes and the 8.625% Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt. See Note 25 for guarantor financial information.

The 8.625% Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets;

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Long-term Debt (Continued)

engage in transactions with affiliates; create restrictions on our or their ability to pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock of our or their subsidiaries; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications. Interest expense related to our 8.625% subordinated notes for the year ended December 31, 2010, including amortization of deferred financing costs, was $9.9 million. As of December 31, 2010, accrued interest related to the subordinated notes amounted to $9.6 million.

(f) Lines of credit

Some of our subsidiaries maintain local lines of credit for short-term advances. Total available credit under the local lines of credit is approximately $5.4 million, of which $4.4 million was borrowed and outstanding as of December 31, 2010.

(g) Other Debt

Included in other debt above, for the year ended December 31, 2010, are borrowings by certain of our subsidiaries from various financial institutions. The borrowed funds are used to fund capital expenditure and working capital requirements. Interest expense on these borrowings was $1.1 million for the year ended December 31, 2010.

(i) Maturities of Long-term Debt

The following is a summary of the maturities of long-term debt outstanding on December 31, 2010 (in thousands):

2011	$16,891
2012	12,125
2013	9,922
2014	912,174
2015	250,155
Thereafter	1,209,748

2,411,015
Less: Original issue discounts	(15,558)

$2,395,457

(7)	Fair Value Measurements

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

ALERE INC. AND SUBSIDIARIES

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

The following table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable securities	$11,948	$11,948	$—	$—

Total assets	$11,948	$11,948	$—	$—

Liabilities:
Interest rate swap liability(1)	$11,980	$—	$11,980	$—
Contingent consideration obligations(2)	132,879	—	—	132,879

Total liabilities	$144,859	$—	$11,980	$132,879

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)	Fair Value Measurements (Continued)

		Quoted Prices in	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Marketable securities	$2,450	$2,450	$—	$—

Total assets	$2,450	$2,450	$—	$—

Liabilities:
Interest rate swap liability(1)	$15,945	$—	$15,945	$—
Contingent consideration obligations(2)	43,178	—	—	43,178

Total liabilities	$59,123	$—	$15,945	$43,178

(1)	The fair value of our interest rate swaps is based on the application of standard discounted cash flow models using market interest rate data.

(2)	The fair value measurements for our contingent consideration obligations related to the acquisitions completed after January 1, 2009 are valued using Level 3 inputs. We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Changes in the value of these contingent consideration obligations are recorded as income or expense, a component of operating income in our consolidated statement of operations. See Note 11 for additional information on the valuation of our contingent consideration obligations.

Changes in the fair value of our Level 3 contingent consideration obligations during the year ended December 31, 2010 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2010	$43,178
Acquisition date fair value of contingent consideration obligations recorded	88,400
Payments	(500)
Adjustments, net (income) expense	1,801

Fair value of contingent consideration obligations, December 31, 2010	$132,879

At December 31, 2010 and 2009, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

Both the carrying amounts and estimated fair values of our long-term debt were $2.4 billion and $2.1 billion at December 31, 2010 and 2009, respectively. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	Capital Leases

The following is a schedule of the future minimum lease payments under the capital leases, together with the present value of such payments as of December 31, 2010 (in thousands):

2011	$2,126
2012	773
2013	527
2014	80
2015	24

Total future minimum lease payments	3,530
Less: Imputed interest	(2)

Present value of future minimum lease payments	3,528
Less: Current portion	(2,126)

$1,402

At December 31, 2010, the capitalized amounts of the building, machinery and equipment and computer equipment under capital leases were as follows (in thousands):

Machinery, laboratory equipment and tooling	$5,916
Computer equipment	18
Furniture and fixtures	179
Leasehold improvements	72

6,185
Less: Accumulated amortization	(2,039)

$4,146

The amortization expense of assets recorded under capital leases is included in depreciation and amortization expense of property, plant and equipment.

(9)	Postretirement Benefit Plans

(a) Employee Savings Plans

Our company and several of our U.S.-based subsidiaries sponsor various 401(k) savings plans, to which eligible domestic employees may voluntarily contribute a portion of their income, subject to statutory limitations. In addition to the participants’ own contributions to these 401(k) savings plans, we match such contributions up to a designated level. Total matching contributions related to employee savings plans were $6.9 million, $6.4 million and $4.6 million in 2010, 2009 and 2008, respectively.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Postretirement Benefit Plans (Continued)

(b) U.K. Pension Plans

Changes in benefit obligations, plan assets, funded status and amounts recognized on the accompanying balance sheet as of and for the years ended December 31, 2010 and 2009, for our Defined Benefit Plan, were as follows (in thousands):

	2010	2009

Change in projected benefit obligation
Benefit obligation at beginning of year	$12,909	$9,078
Interest cost	717	596
Actuarial loss	1,195	1,990
Benefits paid	(167)	(127)
Curtailment loss (gain)	—	313
Foreign exchange impact	(263)	1,059

Benefit obligation at end of year	$14,391	$12,909

Change in plan assets
Fair value of plan assets at beginning of year	$8,833	$5,928
Actual return on plan assets	1,462	1,477
Employer contribution	894	854
Benefits paid	(167)	(127)
Foreign exchange impact	(167)	701

Fair value of plan assets at end of year	$10,855	$8,833

Funded status at end of year for projected benefit obligation	$(3,536)	$(4,076)

Funded status at end of year for accumulated benefit obligation	$(812)	$(1,290)

The net amounts recognized in the accompanying consolidated balance sheets are shown in current liabilities and were $3.5 million and $4.1 million for the years ended December 31, 2010 and 2009, respectively.

Amounts recognized in accumulated other comprehensive income (loss) for the years ending December 31, 2010 and 2009, are as follows:

	2010	2009

Net actuarial loss	$1,824	$1,545
Prior service costs	5,413	5,535

Net amount recognized	$7,237	$7,080

The measurement date used to determine plan assets and benefit obligations for the Defined Benefit Plan was December 31, 2010 and 2009.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Postretirement Benefit Plans (Continued)

The following table provides the weighted-average actuarial assumptions:

	2010	2009

Assumptions used to determine benefit obligations(1):
Discount rate	5.30%	5.70%
Rate of compensation increase	4.15%	4.25%
Assumptions used to determine net periodic benefit cost(2):
Discount rate	5.70%	6.10%
Expected return on plan assets	6.70%	6.55%
Rate of compensation increase	4.25%	3.85%

(1)	The actuarial assumptions used to compute the unfunded status for the plan are based upon information available as of December 31, 2010 and 2009.

(2)	The actuarial assumptions used to compute the net periodic pension benefit cost are based upon the information available as of the beginning of the year.

The actuarial assumptions are reviewed on an annual basis. The overall expected long-term rate of return on plan assets assumption was determined based on historical investment return rates on portfolios with a high proportion of equity securities.

The annual cost of the Defined Benefit Plan is as follows (in thousands):

	2010	2009	2008

Interest cost	$717	$596	$677
Expected return on plan assets	(597)	(444)	(634)
Amortization of net loss (gain)	20	—	(80)
Curtailment loss (gain)	—	313	(1,113)

Net periodic benefit cost (benefit)	$140	$465	$(1,150)

The plan assets of the Defined Benefit Plan comprise of a mix of stocks and fixed income securities and other investments. At December 31, 2010, these stocks and fixed income securities represented 70% and 30%, respectively, of the market value of the pension assets. We expect to contribute approximately 0.6 million British Pounds Sterling (or $0.9 million at December 31, 2010) to the Defined Benefit Plan in 2011. We expect benefits to be paid to plan participants of approximately $0.3 million per year for each of the next five years and for benefits totaling $0.4 million to be paid annually for the five years thereafter.

Our overall investment strategy is to ensure the investments are spread across a range of investments varying by both investment class and geographical location which is achieved by investing largely in equity and fixed income funds. Spreading the investments in this manner reduces the risk of a decline in a particular market having a substantial impact on the whole fund. The target allocation for the plan assets is a 70% holding in equities (both in the U.K. and overseas), with the remaining assets invested in investment grade corporate bonds.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)	Postretirement Benefit Plans (Continued)

The fair values of our pension plan assets at December 31, 2010 and 2009 by asset category are presented in the following table (Level 2 in the fair value hierarchy).

	Plan Assets at
	December 31,
Asset Category	2010	2009

Equity securities:
U.K. equities	$3,758	$2,997
Overseas equities	3,828	3,037
Debt securities — corporate bonds	3,067	2,581
Other — cash	202	218

Total plan assets	$10,855	$8,833

The table above presents the fair value of our plan’s assets in accordance with the fair value hierarchy. The pension plan assets are measured using net asset value per share (or its equivalent) and are reported as a Level 2 investment above due to our ability to redeem the investment either at the balance sheet date or within limited time restrictions.

Unipath Limited, or Unipath, contributed $0.4 million in 2010, $0.8 million in 2009 and $1.0 million in 2008 to a Defined Contribution Plan, which was recognized as an expense in the accompanying consolidated statement of operations.

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

The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on/in our accompanying consolidated balance sheets and consolidated statements of operations and in accumulated other comprehensive income (loss) (in thousands):

		Fair Value at	Fair Value at
		December 31,	December 31,
Derivative Instruments	Balance Sheet Caption	2010	2009

Interest rate swap contracts(1)	Accrued expenses and other current liabilities	$26	$—

Interest rate swap contracts(1)	Other long-term liabilities	$11,954	$15,945

		Amount of Gain	Amount of Gain
		Recognized	Recognized
		During the Year	During the Year
		Ended	Ended
	Location of Gain (Loss)	December 31,	December 31,
Derivative Instruments	Recognized in Income	2010	2009

Interest rate swap contracts(1)	Other comprehensive income (loss)	$3,965	$5,187

(1)	See Note 6(a) regarding our interest rate swaps which qualify as cash flow hedges.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Commitments and Contingencies

(a) Operating Leases

We have operating lease commitments for certain of our facilities and equipment that expire on various dates through 2020. The following schedule outlines future minimum annual rental payments under these leases at December 31, 2010 (in thousands):

2011	$33,772
2012	30,155
2013	27,615
2014	21,737
2015	19,748
Thereafter	52,088

$185,115

Rent expense relating to operating leases was approximately $39.0 million, $37.3 million and $34.2 million during 2010, 2009 and 2008, respectively.

(b) Contingent Consideration Obligations

Effective January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and require: (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period; otherwise, the asset or liability should be recognized at the acquisition date if certain defined criteria are met and (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination to be recognized initially at fair value.

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

We have contractual contingent consideration obligations related to our acquisitions of Accordant, AdnaGen, Capital Toxicology, Free & Clear, Immunalysis, a privately-owned research and development operation, JSM, Medlab, Mologic, Tapestry, a privately-owned U.K. research and development operation, a privately-owned health management business acquired in 2008, and certain other small businesses.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Commitments and Contingencies (Continued)

(i)	Acquisitions Completed prior to January 1, 2009

•	Privately-owned health management business

With respect to a privately-owned health management business which we acquired in 2008, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets. The final earn-out was achieved during the fourth quarter of 2010, resulting in an accrual of approximately $31.8 million. Payment is expected to be made during the first quarter of 2011. The achievement of this milestone was accounted for as an increase in the aggregate purchase price and goodwill during the fourth quarter of 2010.

(ii)	Acquisitions Completed on or after January 1, 2009

•	Accordant

With respect to Accordant, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and cash collection targets starting after the second anniversary of the acquisition date and completed prior to the third anniversary date of the acquisition. The maximum amount of the earn-out payment is $6.0 million and, if earned, payment is expected to be made during 2012 and 2013. We recorded expense of approximately $0.5 million and $0.2 million within general and administrative expense in our consolidated statements of operations during the years ended December 31, 2010 and 2009, respectively, as a net result of a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of December 31, 2010, the fair value of the contingent consideration obligation was approximately $3.9 million.

•	AdnaGen

With respect to AdnaGen, the terms of the acquisition agreement require us to pay earn-outs upon successfully (i) meeting certain financial targets during the two years following the acquisition; (ii) achieving multiple product development milestones during the three years following the acquisition and (iii) creating pharmaceutical alliances during the six years following the acquisition. The maximum amount of the earn-out payments is approximately $63.0 million. We recorded expense of approximately $0.1 million within general and administrative expense in our consolidated statement of operations during the year ended December 31, 2010 as a net result of a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of December 31, 2010, the fair value of the contingent consideration obligation was approximately $20.6 million.

•	Capital Toxicology

With respect to Capital Toxicology, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain operating income targets during each of the calendar years 2011 and 2012. The maximum amount of the earn-out payments is approximately $16.0 million. As of December 31, 2010, the fair value of the contingent consideration obligation was approximately $2.9 million.

•	Free & Clear

With respect to Free & Clear, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during fiscal year 2010. We recorded income of approximately $3.7 million and expense of $0.5 million within general and administrative expense in our consolidated statements of operations during the years ended December 31, 2010 and 2009, respectively, as a net result of changes to revenue and EBITDA estimates, changes in probability assumptions, a decrease in the discount period and fluctuations in the discount rate since the acquisition date. The earn-out was achieved as

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Commitments and Contingencies (Continued)

of December 31, 2010, resulting in an accrual of approximately $11.0 million. Payment is expected to be made during the second quarter of 2011.

•	Immunalysis

With respect to Immunalysis, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain gross profit targets during each of the calendar years 2010 through 2012. The maximum amount of the earn-out payments is $5.0 million. We recorded income of approximately $0.1 million within general and administrative expense in our consolidated statement of operations during the year ended December 31, 2010 as a net result of a decrease in the discount period, changes in probability assumptions and fluctuations in the discount rate since the acquisition date. As of December 31, 2010, the fair value of the contingent consideration obligation was approximately $1.1 million.

Additionally, we have a contractual contingent obligation to pay up to a total of $3.0 million in compensation to certain executives of Immunalysis in accordance with the acquisition agreement that, if earned, will be paid out in connection with the contingent consideration payable to the former shareholders of Immunalysis, in each of the calendar years 2010, 2011 and 2012. As of December 31, 2010, approximately $0.3 million of compensation was earned. Payment is expected to be made during the first quarter of 2011.

In no case will the aggregate total of the two contingent obligations noted above exceed $6.0 million.

•	JSM

With respect to JSM, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the calendar years 2010 through 2012. We recorded expense of approximately $0.2 million within general and administrative expense in our consolidated statement of operations during the year ended December 31, 2010 as a net result of a decrease in the discount period, changes in probability assumptions and fluctuations in the discount rate since the acquisition date. The 2010 portion of the earn-out totaling approximately $0.6 million was earned as of December 31, 2010. Payment of the 2010 earn-out is expected to be made during the second quarter of 2011. As of December 31, 2010, the fair value of the contingent consideration obligation, including the $0.6 million earned in 2010, was approximately $1.2 million. The maximum remaining amount of the earn-out payments is approximately $2.4 million.

•	Medlab

With respect to Medlab, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the calendar years 2011 through 2016. The maximum amount of the earn-out payments is approximately $10.0 million. As of December 31, 2010, the fair value of the contingent consideration obligation was approximately $4.3 million.

•	Mologic

With respect to Mologic, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting four R&D project milestones during the four years following the acquisition. We recorded expense of approximately $5.0 million and $0.4 million within general and administrative expense in our consolidated statements of operations during the year ended December 31, 2010 and 2009, respectively, as a net result of a decrease in the discount period, adjustments to certain probability factors and fluctuations in the discount rate since the acquisition date. A portion of the earn-out was achieved during the fourth quarter of 2010, resulting in an accrual of approximately $3.9 million as of December 31, 2010. Payment of this portion of the earn-out is expected to be made during the first quarter of 2011. As of December 31, 2010, the fair value of the contingent consideration obligation, including the $3.9 million earned during 2010, was

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Commitments and Contingencies (Continued)

approximately $10.8 million. The maximum remaining amount of the earn-out payments is $15.0 million, which will be paid in shares of our common stock.

•	Privately-owned research and development operation

With respect to our acquisition of a privately-owned research and development operation, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting multiple product development milestones during the five years following the acquisition. The maximum amount of the earn-out payments is $57.5 million. We recorded expense of approximately $0.3 million within general and administrative expense in our consolidated statement of operations during the year ended December 31, 2010 as a net result of a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of December 31, 2010, the fair value of the contingent consideration obligation was approximately $24.8 million.

•	Privately-owned U.K. research and development operation

With respect to our acquisition of a privately-owned U.K. research and development operation, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and product development targets. The maximum amount of the earn-out payments is $125.0 million and, if earned, payments are expected to be made during the eight-year period following the acquisition date, but could extend thereafter. We recorded expense of approximately $2.2 million within general and administrative expense in our consolidated statement of operations during the year ended December 31, 2010 as a net result of a decrease in the discount period and fluctuations in the discount rate since the acquisition date. As of December 31, 2010, the fair value of the contingent consideration obligation was approximately $37.8 million.

•	Tapestry

With respect to Tapestry, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2010 and 2011. The maximum amount of the earn-out payments is $25.0 million which, if earned, will be paid in shares of our common stock, except that the 2010 earn-out under the amended agreement and plan of merger will be paid in cash. We recorded income of approximately $2.7 million and expense of $0.7 million within general and administrative expense in our consolidated statements of operations during the year ended December 31, 2010 and 2009, respectively, as a net result of a decrease in the discount period, adjustments to certain probability factors and fluctuations in the discount rate since the acquisition date. As of December 31, 2010, the 2010 financial targets were achieved resulting in an accrual of approximately $10.7 million. Cash payment is expected to be made during the first quarter of 2011. As of December 31, 2010, the fair value of the contingent consideration obligation, which includes the $10.7 million earned during 2010, was approximately $14.0 million.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)	Commitments and Contingencies (Continued)

75% of which will be payable only upon the achievement of certain milestones. The acquisition will also be subject to other closing conditions, including the receipt of any required antitrust or other approvals.

•	Option agreement with P&G

In connection with the formation of SPD in May 2007, we entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on May 17, 2011, to require us to acquire all of P&G’s interest in SPD at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to SPD, to acquire all of our interest in SPD at fair market value. No gain on the proceeds that we received from P&G through the formation of SPD will be recognized in our financial statements until P&G’s option to require us to purchase its interest in SPD expires. If P&G chooses to exercise its option, the deferred gain carried on our books would be reversed in connection with the repurchase transaction. As of December 31, 2010, the deferred gain of $288.4 million is presented as a current liability on our accompanying consolidated balance sheet. As of December 31, 2009, the deferred gain of $288.8 million is presented as a long-term liability.

(d) Legal Proceedings

We are not a party to any pending legal proceedings that we currently believe could have a material adverse impact on our sales, operations or financial performance. However, because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

(12)	Net Income (Loss) Per Common Share

The following tables set forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts):

	2010	2009	2008

Income (loss) per common share — basic:
Numerator — continuing operations:
Income (loss) from continuing operations	$(1,028,707)	$31,782	$(20,720)
Less: Preferred stock dividends	(24,235)	(22,972)	(13,989)

Income (loss) available to common stockholders from continuing operations	$(1,052,942)	$8,810	$(34,709)

Numerator — discontinued operations:
Income (loss) from discontinued operations	11,397	1,934	(1,048)

Numerator — net income (loss):
Income (loss) from continuing operations	$(1,028,707)	$31,782	$(20,720)
Income (loss) from discontinued operations	11,397	1,934	(1,048)

Net income (loss)	(1,017,310)	33,716	(21,768)
Less: Preferred stock dividends	(24,235)	(22,972)	(13,989)

Net income (loss) available to common stockholders	$(1,041,545)	$10,744	$(35,757)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)	Net Income (Loss) Per Common Share (Continued)

	2010	2009	2008

Denominator:
Weighted average shares outstanding	84,445	80,572	77,778

Income (loss) per common share from continuing operations	$(12.47)	$0.11	$(0.45)

Income (loss) per common share from discontinued operations	$0.14	$0.02	$(0.01)

Net income (loss) per common share	$(12.33)	$0.13	$(0.46)

	2010	2009	2008

Income (loss) per common share — diluted:
Numerator — continuing operations:
Income (loss) from continuing operations	$(1,028,707)	$31,782	$(20,720)
Less: Preferred stock dividends	(24,235)	(22,972)	(13,989)

Income (loss) available to common stockholders from continuing operations	$(1,052,942)	$8,810	$(34,709)

Numerator — discontinued operations:
Income (loss) from discontinued operations	11,397	$1,934	$(1,048)

Numerator — net income (loss):
Income (loss) from continuing operations	$(1,028,707)	$31,782	$(20,720)
Income (loss) from discontinued operations	11,397	1,934	(1,048)

Net income (loss)	(1,017,310)	$33,716	$(21,768)
Less: Preferred stock dividends	(24,235)	(22,972)	(13,989)

Net income (loss) available to common stockholders	$(1,041,545)	$10,744	$(35,757)

Denominator:
Weighted average shares outstanding	84,445	80,572	77,778
Stock options	—	1,228	—
Warrants	—	167	—

Total shares	84,445	81,967	77,778

Income (loss) per common share from continuing operations	$(12.47)	$0.11	$(0.45)

Income (loss) per common share from discontinued operations	$0.14	$0.02	$(0.01)

Net income (loss) per common share	$(12.33)	$0.13	$(0.46)

We had the following potential dilutive securities outstanding on December 31, 2010: (a) options to purchase an aggregate of 10.148 million shares of our common stock at a weighted average exercise price of $35.61 per share; (b) warrants to purchase 0.24 million shares at a weighted average exercise price of $16.00 per share; (c) 3.4 million shares issuable upon conversion of our $150.0 million, 3% senior subordinated

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)	Net Income (Loss) Per Common Share (Continued)

convertible notes, convertible at $43.98 per share; (d) $1.7 million of subordinated convertible promissory notes, convertible at $61.49 per share; and (e) 2.1 million shares of our Series B convertible preferred stock, with an aggregate liquidation preference of approximately $836.2 million, convertible under certain circumstances at $69.32 per share into 12.1 million shares of our common stock. In addition, at December 31, 2010, we had 0.3 million common stock equivalents from the potential settlement of a portion of the deferred purchase price consideration related to the ACON Second Territory Business and 0.03 million common stock equivalents from the potential settlement of a contingent consideration obligation. These potential dilutive securities were not included in the computation of diluted net earnings per common share in 2010 because the inclusion thereof would be antidilutive.

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

(13)	Stockholders’ Equity

(a) Common Stock

As of December 31, 2010, we had 200.0 million shares of common stock, $0.001 par value, authorized, of which approximately 84.9 million shares were issued and outstanding, 11.1 million shares were reserved for issuance upon grant and exercise of equity awards under current equity compensation plans, 0.8 million shares were reserved for issuance under our employee stock purchase plan and 0.2 million shares were reserved for issuance upon exercise of outstanding warrants. We had the following potential dilutive securities outstanding on December 31, 2010: $150.0 million, 3% senior subordinated convertible notes, convertible at $43.98 per share into 3.4 million shares of our common stock which are reserved; $1.7 million of subordinated convertible promissory notes, convertible at $61.49 per share into 27,647 shares of our common stock which are reserved and 2.1 million shares of our Series B convertible preferred stock, with an aggregate liquidation preference of approximately $836.2 million, convertible under certain circumstances at $69.32 per share into 12.1 million shares of our common stock which are reserved.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Stockholders’ Equity (Continued)

(b) Preferred Stock

As of December 31, 2010, we had 5.0 million shares of preferred stock, $0.001 par value, authorized, of which 2.3 million shares were designated as Series B Convertible Perpetual Preferred Stock, or Series B preferred stock. In connection with our acquisition of Matria, we issued shares of the Series B preferred stock and through December 31, 2010 paid all dividends on outstanding shares of series B prefered stock in additional shares of Series B preferred stock. At December 31, 2010, there were 2.1 million shares of Series B preferred stock outstanding with a fair value of approximately $521.5 million (Note 4(c)(i)).

Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of shares of the Series B preferred stock, we may, at our option, satisfy the entire conversion obligation in cash or through a combination of cash and common stock. Series B preferred stock outstanding at December 31, 2010 would convert into 12.1 million shares of our common stock which are reserved. There were no conversions as of December 31, 2010.

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

Each share of Series B preferred stock accrues dividends at $12.00, or 3%, per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing following the first full calendar quarter after the issuance date. Dividends on the Series B preferred stock are cumulative from the date of issuance. For the year ended December 31, 2010, Series B preferred stock dividends amounted to $24.2 million, which reduced earnings available to common stockholders for purposes of calculating net income per common share in 2010 (Note 12). Accrued dividends are payable only if declared by our board of directors and, upon conversion by the Series B preferred stockholder, holders will not receive any cash payment representing accumulated dividends. If our board of directors declares a dividend payable, we have the right to pay the dividends in cash, shares of common stock, additional shares of Series B preferred stock or a similar convertible preferred stock or any combination thereof.

The holders of Series B preferred stock have liquidation preferences over the holders of our common stock and other classes of stock, if any, outstanding at the time of liquidation. Upon liquidation, the holders of outstanding Series B preferred stock would receive an amount equal to $400.00 per share of Series B preferred stock, plus any accumulated and unpaid dividends. As of December 31, 2010, the liquidation preference of the outstanding Series B preferred stock was $836.2 million. The holders of the Series B preferred stock have no voting rights, except with respect to matters affecting the Series B preferred stock (including the creation of a senior preferred stock).

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Stockholders’ Equity (Continued)

We evaluated the terms and provisions of our Series B preferred stock to determine if it qualified for derivative accounting treatment. Based on our evaluation, these securities do not qualify for derivative accounting.

(c) Stock Options and Awards

In 2010, we adopted the Alere Inc. 2010 Stock Option and Incentive Plan, or the 2010 Plan, which replaced our 2001 Stock Option and Incentive Plan, or the 2001 Plan. The 2010 Plan currently allows for the issuance of up to 1.7 million shares of common stock and other awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals eligible to receive awards, determines or modifies the terms and conditions of the awards granted, accelerates the vesting schedule of any award and generally administers and interprets the 2010 Plan. The 2010 Plan permits the granting of incentive and nonqualified stock options with terms of up to ten years and the granting of stock appreciation rights, restricted stock awards, unrestricted stock awards, performance share awards and dividend equivalent rights. The 2010 Plan also provides for option grants to non-employee directors and automatic vesting acceleration of all options and stock appreciation rights upon a change in control, as defined by the 2010 Plan. As of December 31, 2010, there were 0.9 million shares available for future grant under the 2010 Plan. As of December 31, 2009, there were 1.1 million shares available for future grant under the 2001 Plan.

The following summarizes all stock option activity during the year ended December 31 (in thousands, except exercise price):

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at January 1	9,838	$34.72	10,155	$32.65	7,836	$31.42
Exchanged	—	N/A	315	$29.78	1,820	$30.52
Granted	1,542	$40.33	1,243	$36.28	1,787	$34.13
Exercised	(484)	$23.39	(1,319)	$17.83	(836)	$16.84
Canceled/expired/forfeited	(748)	$41.18	(556)	$39.21	(452)	$37.75

Outstanding at December 31	10,148	$35.61	9,838	$34.72	10,155	$32.65

Exercisable at December 31	6,646	$33.57	5,902	$31.71	5,866	$27.08

The aggregate intrinsic value of the options outstanding at December 31, 2010 was $61.5 million. The aggregate intrinsic value of the options exercisable at December 31, 2010 was $50.8 million. The aggregate intrinsic value of stock options exercised during 2010, 2009 and 2008 was $6.9 million, $25.7 million, and $18.2 million, respectively. Based on equity awards outstanding as of December 31, 2010, there was $40.1 million of unrecognized compensation costs related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted average period of 1.5 years.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Stockholders’ Equity (Continued)

(d) Warrants

The following is a summary of all warrant activity during the three years ended December 31:

			Weighted
	Number of		Average
	Shares	Exercise Price	Exercise Price
	(in thousands)

Warrants outstanding and exercisable, December 31, 2007	469	$3.81 - $29.78	$20.80
Exercised	(12)	$13.54 - $20.06	$19.64

Warrants outstanding and exercisable, December 31, 2008	457	$3.81 - $29.78	$20.83
Issued	4	$50.00	$50.00

Warrants outstanding and exercisable, December 31, 2009	461	$3.81 - $50.00	$21.09
Exercised	(105)	$3.81 - $29.78	$23.66
Cancelled	(113)	$20.06 - $29.78	$29.62

Warrants outstanding and exercisable, December 31, 2010	243	$13.54 - $50.00	$16.00

The following table presents additional information related to warrants outstanding and exercisable at December 31, 2010:

	Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number of	Remaining	Average
Exercise Price	Shares	Contract Life	Exercise Price

$13.54 - $18.12	214	0.97 - 1.72	$14.43
$24.00	25	4.25	$24.00
$50.00	4	5.50	$50.00

	243	1.92	$16.00

The majority of the warrants included in the table above were issued in connection with debt and equity financings, or amendments thereto, of which warrants to purchase an aggregate of 0.04 million shares of our common stock were issued to officers and directors of our company or entities controlled by these officers and directors and were outstanding at December 31, 2010. All outstanding warrants have been classified in equity.

(e) Employee Stock Purchase Plan

In 2001, we adopted the 2001 Employee Stock Purchase Plan, under which eligible employees are allowed to purchase shares of our common stock at a discount through periodic payroll deductions. Purchases may occur at the end of every six month offering period at a purchase price equal to 85% of the market value of our common stock at either the beginning or end of the offering period, whichever is lower. We may issue up to 2.0 million shares of common stock under this plan. At December 31, 2010, 1.2 million shares had been issued under this plan.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)	Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the year ended December 31, 2010, 2009 and 2008, respectively, as follows (in thousands):

	2010	2009	2008

Cost of net revenue	$1,904	$2,011	$1,504
Research and development	7,087	5,246	4,627
Sales and marketing	4,161	4,236	4,264
General and administrative	16,727	16,727	16,010

	29,879	28,220	26,405
Benefit for income taxes	(6,203)	(5,577)	(5,707)

Stock-based compensation, net of tax	$23,676	$22,643	$20,698

Included in the amount above for general and administrative expense for the year ended December 31, 2009, is $1.0 million related to our assumption of certain Concateno options. The expense relates to the acceleration of certain unvested Concateno employee options. See Note 4(b)(iii) regarding our acquisition of Concateno.

For the year ended December 31, 2010, 2009 and 2008, the presentation of our cash flows reports the excess tax benefits from the exercise of stock options as financing cash flows. For the year ended December 31, 2010, 2009 and 2008, excess tax benefits generated from option exercises amounted to $1.7 million, $9.3 million and $17.5 million, respectively.

The following assumptions were used to estimate the fair value of options granted during the year ended December 31, 2010, 2009 and 2008, using a Black-Scholes option-pricing model:

	2010	2009	2008

Risk-free interest rate	2.03%	2.26%	2.89%
Expected dividend yield	—	—	—
Expected life	5.34 years	5.20 years	5.19 years
Expected volatility	41.91%	44.02%	39.55%

The weighted average fair value under a Black-Scholes option pricing model of options granted to employees during 2010, 2009 and 2008 was $13.54, $15.11 and $10.66 per share, respectively. All options granted during these periods were granted at or above the fair market value on the date of grant.

For the year ended December 31, 2010, we recorded compensation expense of $2.7 million related to our Employee Stock Purchase Plan. The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using a Black-Scholes option pricing model and assumed an expected volatility of 39% and 45%, a risk-free interest rate of 0.18% and 0.22% and an expected life of 181 days and 184 days, for each of the two respective offering periods. The charge is included in general and administrative expense in the table above.

For the year ended December 31, 2009, we recorded compensation expense of $2.7 million related to our Employee Stock Purchase Plan. The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using a Black-Scholes option pricing model and assumed an expected volatility of 72% and 43%, a risk-free interest rate of 0.28% and 0.33% and an expected life of 181 days and 184 days, for each of the two respective offering periods. The charge is included in general and administrative expense in the table above.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)	Stock-based Compensation (Continued)

For the year ended December 31, 2008, we recorded compensation expense of $2.8 million related to our Employee Stock Purchase Plan. The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using a Black-Scholes option pricing model and assumed an expected volatility of 43% and 54%, a risk-free interest rate of 3.32% and 2.13%, and an expected life of 181 days and 184 days, for each of the two respective offering periods. The charge is included in general and administrative expense in the table above.

(15)	Comprehensive Income

In general, comprehensive income combines net income and other changes in equity during the year from non-owner sources. Accumulated other comprehensive income is recorded as a component of stockholders’ equity. The following is a summary of the components of and changes in accumulated other comprehensive income as of December 31, 2010 and in each of the three years then ended (in thousands):

	Cumulative	Pension		Accumulated
	Translation	Liability		Other
	Adjustment	Adjustment		Comprehensive
	(Note 2(b))	(Note 9(b))	Other(1)	Income (Loss)(2)

Balance at December 31, 2007	$30,633	$(3,397)	$(5,967)	$21,269
Period change	(32,889)	(562)	(16,663)	(50,114)

Balance at December 31, 2008	(2,256)	(3,959)	(22,630)	(28,845)
Period change	15,171	(1,137)	12,357	26,391

Balance at December 31, 2009	12,915	(5,096)	(10,273)	(2,454)
Period change	(210)	(113)	3,467	3,144

Balance at December 31, 2010	$12,705	$(5,209)	$(6,806)	$690

(1)	Other represents (realization of) unrealized gains on available-for-sale securities and interest rate swaps.

(2)	All of the components of accumulated other comprehensive income relate to our foreign subsidiaries, except item (1) above. No adjustments for income taxes were recorded against other comprehensive income of our foreign subsidiaries, as we intend to permanently invest in our foreign subsidiaries in the foreseeable future.

(16)	Income Taxes

Our income tax provision (benefit) in 2010, 2009 and 2008 mainly represents those recorded by us and certain of our U.S. subsidiaries and by our foreign subsidiaries located in Australia, the United Kingdom, France, Italy, Israel, Japan, China and Switzerland. Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

Continuing Operations:

	2010	2009	2008

United States	$(1,078,981)	$(14,032)	$(52,805)
Foreign	11,195	54,280	14,558

	$(1,067,786)	$40,248	$(38,247)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Income Taxes (Continued)

Discontinued Operations:

	2010	2009	2008

United States	$16,973	$2,069	$(107)
Foreign	1,514	33	(983)

	$18,487	$2,102	$(1,090)

Our primary temporary differences that give rise to the deferred tax asset and liability are net operating loss, or NOL, carryforwards, nondeductible reserves, accruals and differences in bases of the tangible and intangible assets, and the gain on the joint venture transaction. The income tax effects of these temporary differences are as follows (in thousands):

	2010	2009

NOL and capital loss carryforwards	$99,540	$96,355
Tax credit carryforwards	29,862	26,316
Nondeductible reserves	15,381	16,151
Nondeductible accruals	30,269	39,505
Difference between book and tax bases of tangible assets	3,654	13,662
Difference between book and tax bases of intangible assets	31,287	38,956
Gain on joint venture	33,376	33,709
All other	30,059	30,476

Gross deferred tax asset	273,428	295,130
Less: Valuation allowance	(42,518)	(37,524)

Total deferred tax assets	230,910	257,606

Deferred tax liabilities:
Difference between book and tax bases of tangible assets	36,468	32,248
Difference between book and tax bases of intangible assets	523,316	571,611
Other	8,999	8,317

Total deferred tax liability	568,783	612,176

Net deferred tax liability	$337,873	$354,570

Reported as:
Deferred tax assets, current portion	$57,111	$66,492
Deferred tax assets, long-term	25,182	20,987
Deferred tax liabilities, long-term	(420,166)	(442,049)

Net deferred tax liability	$(337,873)	$(354,570)

As of December 31, 2010, we had approximately $156.1 million of domestic NOL and domestic capital loss carryforwards and $60.3 million of foreign NOL and foreign capital loss carryforwards, which either expire on various dates through 2030 or can be carried forward indefinitely. As of December 31, 2010, we had approximately $26.5 million of domestic R&D, foreign tax and AMT credits which either expire on various dates through 2030 or can be carried forward indefinitely. These loss carryforwards and tax credits are available to reduce future federal, state and foreign taxable income, if any. These loss carryforwards and tax credits are subject to review and possible adjustment by the appropriate tax authorities. The domestic NOL

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Income Taxes (Continued)

carryforwards include approximately $102.2 million of pre-acquisition losses. Our domestic NOLs and tax credits are subject to the Internal Revenue Service, or IRS, Code Section 382 limitation. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate. The acquired Section 382 limited amount for 2011 is approximately $74.8 million. In addition, the total NOL available for use in 2011 is approximately $132.8 million.

We have recorded a valuation allowance of $42.5 million as of December 31, 2010 due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our foreign businesses and certain U.S. net operating losses and tax credits. This is an increase of $5.0 million from the valuation allowance of $37.5 million as of December 31, 2009. The increase is primarily related to foreign NOLs and domestic state credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance, which could materially impact our tax provision.

The accounting for the tax benefits of acquired deductible temporary differences and NOL carryforwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the relevant acquisition, will be applied to reduce our income tax expense as required under a new accounting standard for business combinations, adopted January 1, 2009. As of December 31, 2010, $13.1 million of deferred tax assets with a valuation allowance pertains to acquired companies.

Our two China-based manufacturing subsidiaries qualify for a reduced income tax rate in 2010 and 2009. The general income tax rate is 25%. The income tax rate for one of the subsidiaries is 12.5% for 2009 and 2010, and for the other is 10% for 2009 and 11% for 2010. The reduced rates for 2009 and 2010 are grandfathered in the China Tax Reform Act. A tax rate of 15% or 25% will apply to 2011 and future years. The tax rate of 15% applies to companies with high technology status. Both subsidiaries are approved for high technology status. Therefore, a 15% tax rate will apply to both companies in 2011. The reduced tax rate produced a tax expense of approximately $1.3 million in 2010. In the absence of the reduced tax rate for 2010 a tax rate of 25% would have applied and would have resulted in a tax expense of approximately $2.9 million in 2010. The earnings per common share effect of the reduced tax rate is $0.02 for 2009. The reduced tax rate produced a tax expense of approximately $1.6 million in 2009. In the absence of the reduced tax rate for 2009 a tax rate of 25% would have applied and would have resulted in a tax expense of approximately $3.4 million in 2009. The earnings per common share effect of the reduced tax rate was $0.02 for 2009.

The estimated amount of undistributed earnings of our foreign subsidiaries is $231.6 million at December 31, 2010. No amount for U.S. income tax has been provided on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation, however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the U.S. tax liability, if any.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Income Taxes (Continued)

The following table presents the components of our provision (benefit) for income taxes (in thousands) for continuing operations:

	2010	2009	2008

Current:
Federal	$(2,350)	$(1,409)	$7,433
State	5,285	2,435	7,250
Foreign	41,552	23,725	10,387

	44,487	24,751	25,070

Deferred:
Federal	(40,154)	8,170	(5,859)
State	(12,695)	(3,017)	(4,233)
Foreign	(21,569)	(14,277)	(31,622)

	(74,418)	(9,124)	(41,714)

Total provision (benefit) for income taxes	$(29,931)	$15,627	$(16,644)

The following table presents the components of our provision (benefit) for income taxes (in thousands) for discontinued operations:

	2010	2009	2008

Current:
Federal	$—	$—	$—
State	(73)	—	—
Foreign	—	—	—

	(73)	—	—

Deferred:
Federal	5,644	738	(38)
State	1,095	(269)	(4)
Foreign	424	(301)	—

	7,163	168	(42)

Total provision (benefit) for income taxes	$7,090	$168	$(42)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Income Taxes (Continued)

The following table presents a reconciliation from the U.S. statutory tax rate to our effective tax rate:

	2010	2009	2008

Statutory rate	35%	35%	35%
Effect of goodwill impairment charge	(31)	—	—
Stock-based compensation	—	10	(10)
Rate differential on foreign earnings	—	(8)	3
Research and development benefit	—	(4)	6
State income taxes, net of federal benefit	1	—	2
Acquisition costs	(2)	6	—
Other permanent items	—	3	(4)
Change in valuation allowance	—	(3)	11

Effective tax rate	3%	39%	43%

The goodwill impairment charge created a deferred tax impact due to the existence of goodwill deductible for tax purposes. The deferred tax is calculated based on a methodology which allocates the goodwill impairment loss proportionally to the goodwill deductible for tax purposes compared to total goodwill. The goodwill impairment allocated to goodwill deductible for tax purposes created a deferred tax asset of $25.9 million as of December 31, 2010.

During the year ended December 31, 2010, we increased the liability for income taxes associated with uncertain tax positions by $1.3 million to a total of $6.2 million at December 31, 2010. The primary reasons for the increase is due to our acquisition of a German company, which increased the liability for income taxes associated with uncertain tax positions by $1.9 million. We classify $6.2 million of income tax liabilities as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in our consolidated balance sheet at December 31, 2010. We anticipate an increase every quarter to the total amount of unrecognized tax benefits. We do not anticipate a significant increase or decrease of the total amount of unrecognized tax benefits within twelve months of the reporting date.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)	Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount

Balances as of January 1, 2008	$8,765
Additions for tax positions taken during prior years	63
Additions for tax positions in current and prior year acquisitions	2,296
Additions for tax positions taken during current year	143
Expiration of statutes of limitations or closure of tax audits	(134)

Balances as of December 31, 2008	11,133
Reductions for tax positions taken during prior years	(728)
Reductions for tax positions in current and prior year acquisitions	(3,535)
Additions for tax positions taken during current year	360
Expiration of statutes of limitations or closure of tax audits	(2,325)

Balances as of December 31, 2009	4,905
Additions for tax positions in current and prior year acquisitions	2,070
Additions for tax positions taken during current year	263
Expiration of statutes of limitations or closure of tax audits	(1,078)

Balance as of December 31, 2010	$6,160

Interest and penalties related to income tax liabilities are included in income tax expense. The interest and penalties recorded in 2010 amounted to $0.2 million. The balance of accrued interest and penalties recorded on the consolidated balance sheet at December 31, 2010 was $0.7 million.

With limited exceptions, we are subject to U.S. federal, state and local or non-U.S. income tax audits by tax authorities for 2004 through 2009. We are currently under income tax examination by the IRS and a number of state and foreign tax authorities and anticipate these audits will be completed by the end of 2011. We cannot currently estimate the impact of these audits due to the uncertainties associated with tax examinations.

(17)	Financial Information by Segment

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

On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business (Note 23). The sale included all of our private label and branded nutritionals businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment. The results of the vitamins and nutritional supplements business, which represents our entire vitamins and nutritional supplements business segment, are included in income (loss) from discontinued operations, net of tax, for all periods presented. The net assets and net liabilities associated with the vitamins and nutritional supplements business have been reclassified to assets held for sale and liabilities related to assets held for sale within

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)	Financial Information by Segment (Continued)

current assets and current liabilities, respectively, and have been presented in Corporate and Other as of December 31, 2009.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating income (loss). Revenues are attributed to geographic areas based on where the customer is located. Segment information for 2010, 2009 and 2008 are as follows (in thousands):

				Corporate
	Professional	Health	Consumer	and
2010	Diagnostics	Management	Diagnostics	Other	Total

Net revenue to external customers	$1,459,492	$598,819	$97,036	$—	$2,155,347
Operating income (loss)	$134,687	$(1,024,809)	$11,310	$(72,277)	$(951,089)
Goodwill impairment charge	$—	$1,006,357	$—	$—	$1,006,357
Depreciation and amortization	$246,080	$120,617	$5,439	$654	$372,790
Restructuring charge	$7,941	$7,249	$77	$—	$15,267
Stock-based compensation	$—	$—	$—	$29,879	$29,879
Assets	$4,913,491	$1,011,183	$207,795	$197,905	$6,330,374
Expenditures for property, plant and equipment	$43,364	$48,410	$4,314	$153	$96,241

				Corporate
	Professional	Health	Consumer	and
2009	Diagnostics	Management	Diagnostics	Other	Total

Net revenue to external customers	$1,263,511	$521,947	$137,183	$—	$1,922,641
Operating income (loss)	$235,412	$(6,829)	$(2,008)	$(80,525)	$146,050
Depreciation and amortization	$187,907	$116,800	$6,637	$1,091	$312,435
Restructuring charge	$14,537	$2,292	$563	$—	$17,392
Stock-based compensation	$—	$—	$—	$28,220	$28,220
Assets	$4,261,716	$2,031,260	$219,647	$431,369	$6,943,992
Expenditures for property, plant and equipment	$45,588	$50,871	$3,536	$611	$100,606

				Corporate
	Professional	Health	Consumer	and
2008	Diagnostics	Management	Diagnostics	Other	Total

Net revenue to external customers	$1,051,301	$392,399	$138,853	$—	$1,582,553
Operating income (loss)	$97,994	$11,241	$9,505	$(54,048)	$64,692
Depreciation and amortization	$171,980	$85,990	$6,821	$863	$265,654
Restructuring charge	$36,196	$—	$238	$—	$36,434
Stock-based compensation	$—	$—	$—	$26,405	$26,405
Expenditures for property, plant and equipment	$46,859	$7,935	$1,917	$8,988	$65,699

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)	Financial Information by Segment (Continued)

	2010	2009	2008

Revenue by Geographic Area:
United States	$1,380,314	$1,329,747	$1,121,477
Europe	361,810	316,623	285,696
Elsewhere	413,223	276,271	175,380

	$2,155,347	$1,922,641	$1,582,553

	December 31,
	2010	2009

Long-lived Tangible Assets by Geographic Area:
United States	$255,572	$238,475
United Kingdom	19,864	15,807
China	26,164	22,112
Elsewhere	88,910	47,994

	$390,510	$324,388

(18)	Related Party Transactions

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

At December 31, 2010 and 2009, we had a net payable to the joint venture of $2.8 million and $0.5 million, respectively. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $7.8 million and $12.3 million as of December 31, 2010 and 2009, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $68.1 million, $103.1 million and $103.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, services revenue generated pursuant to the long-term services

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)	Related Party Transactions (Continued)

agreement with the joint venture totaled $1.2 million, $1.8 million and $2.4 million during the years ended December 31, 2010, 2009 and 2008, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.

Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in the U.K. and China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $7.0 million and $14.5 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively, and $20.5 million and $23.2 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively. During 2010 and 2009, we received $8.8 million and $10.0 million, respectively, in cash from SPD as a return of capital.

In July 2009, we sold one of our consumer-related Australian subsidiaries to SPD for approximately $0.2 million in connection with the original terms of the joint venture agreement to transition the distribution responsibilities of certain consumer diagnostic products to SPD. The sale of the subsidiary was completed at net book value resulting in no gain or loss on the transaction.

(19)	Valuation and Qualifying Accounts

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

			Amounts
	Balance at		Charged	Balance at
	Beginning of		Against	End of
	Period	Provision	Reserves	Period

Year ended December 31, 2008	$6,847	$9,328	$(6,214)	$9,961
Year ended December 31, 2009	$9,961	$9,314	$(6,813)	$12,462
Year ended December 31, 2010	$12,462	$14,021	$(6,102)	$20,381

We have established reserves against obsolete and slow-moving inventories. The activity in the table below includes all inventory reserves. Provisions for obsolete and slow-moving inventories are recorded as a component of cost of net product sales. The following table sets forth activities in our inventory reserve accounts (in thousands):

			Amounts
	Balance at		Charged	Balance at
	Beginning of		Against	End of
	Period	Provision	Reserves	Period

Year ended December 31, 2008	$6,637	$8,023	$(5,042)	$9,618
Year ended December 31, 2009	$9,618	$6,954	$(3,940)	$12,632
Year ended December 31, 2010	$12,632	$6,269	$(6,593)	$12,308

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)	Restructuring Activities

The following table sets forth the aggregate charges associated with restructuring plans recorded in operating income (loss) for the years ended December 31, (in thousands):

	2010	2009	2008

Cost of net revenue	$3,896	$9,451	$17,894
Research and development	488	1,076	7,230
Sales and marketing	1,539	1,856	4,219
General and administrative	9,344	5,009	7,091

	$15,267	$17,392	$36,434

(a) 2010 Restructuring Plans

In 2010, management developed additional plans to reduce costs and improve efficiencies in our health management business segment. As a result of these plans, we recorded $7.4 million in charges during the year ended December 31, 2010, which included $4.6 million in severance costs, $2.4 million in costs associated with facility exit costs, $0.2 million in fixed asset impairments and $0.2 million in present value accretion on facility exit costs, which was included in interest expense. As of December 31, 2010, $3.0 million in costs remains unpaid. We anticipate incurring $0.2 million in additional restructuring costs associated with the present value accretion on facility exit costs under these plans, as well as minimal severance charges.

During 2010, management also developed several plans to reduce costs and improve efficiencies in our professional diagnostics business segment. As a result of these plans, we recorded $3.4 million in charges during the year ended December 31, 2010, which included $2.4 million in severance-related costs, $0.8 million in facility and other exit costs and $0.2 million in fixed asset impairments. As of September 30, 2010, $0.3 million of these costs remains unpaid. We anticipate incurring additional severance and facility exit costs of $0.2 million under these plans.

(b) 2009 Restructuring Plans

In 2009, management developed plans to reduce costs and improve efficiencies in our health management reporting unit and business segment, as well as reduce costs and consolidate operating activities among several of our professional diagnostics related German subsidiaries. As a result of these plans, we recorded $0.4 million in severance-related restructuring charges in our professional diagnostics business segment during the year ended December 31, 2010. We recorded $3.2 million in restructuring charges during the year ended December 31, 2009, which included $2.5 million in severance costs, $0.5 million in contract cancellation costs, $0.1 million in present value accretion on facility exit costs and $0.1 million in fixed asset impairment costs. Of the $3.1 million included in operating income for the year ended December 31, 2009, $2.3 million and $0.8 million was included in our health management and professional diagnostics business segments, respectively. We also recorded $0.1 million in present value accretion related to Matria’s facility exit costs to interest expense during the year ended December 31, 2009. We have incurred a total of $3.6 million under this plan and we do not expect to incur any additional costs. As of December 31, 2010, all costs have been paid.

(c) 2008 Restructuring Plans

In May 2008, we decided to close our facility located in Bedford, England and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. Based upon this decision, during the year ended December 31, 2010, we recorded net recoveries of $1.2 million in restructuring charges, of which $0.2 million related to severance-related costs, $1.6 million related to transition costs, $0.4 million related to fixed asset and

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)	Restructuring Activities (Continued)

inventory write-offs and $3.4 million net recovery related to facility restoration and other facility exit costs. During the year ended December 31, 2009, we recorded $5.5 million in restructuring charges, of which $2.8 million related primarily to severance-related costs, $1.3 million related to transition costs, $0.7 million related to fixed asset and inventory write-offs, $0.3 million related to a pension plan curtailment charge and $0.4 million related to the acceleration of facility restoration costs. During the year ended December 31, 2008, we recorded $12.6 million in restructuring charges, including $6.9 million related to the acceleration of facility restoration costs, $4.8 million of fixed asset impairments, $1.1 million in severance costs, $0.7 million in early termination lease penalties and $0.9 million related to a pension plan curtailment gain associated with the Bedford employees being terminated. Of the $2.2 million charge included in operating income for the year ended December 31, 2010, substantially all was charged to our professional diagnostics business segment. Of the $5.1 million included in operating income for the year ended December 31, 2009, $0.6 million and $4.5 million was charged to our consumer diagnostics and professional diagnostics business segments, respectively. The $5.7 million included in operating income for the year ended December 31, 2008 was charged to our professional diagnostics business segment. Included in interest expense during the years ended December 31, 2010, 2009 and 2008 were charges of $0.1 million, $0.4 million and $6.9 million, respectively, related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease. We also recorded a net recovery of $3.5 million related to the facility lease obligation settlement during the year ended December 31, 2010, to other income (expense), net.

In addition to the restructuring charges discussed above, $6.0 million, $10.4 million and $14.5 million of charges associated with the Bedford facility closure was borne by SPD during the years ended December 31, 2010, 2009 and 2008, respectively. Included in the $6.0 million charges for the year ended December 31, 2010, was $4.7 million in facility and transition costs, $1.5 million in severance and retention costs, $0.1 million in inventory write-offs, $0.3 million in acceleration of facility exit costs and a net recovery of $0.6 million in fixed asset impairments due to unanticipated asset sales. Included in the $10.4 million charges for the year ended December 31, 2009, was $7.3 million in severance and retention costs, $1.2 million of fixed asset and inventory impairments, $1.7 million in transition costs and $0.2 million in acceleration of facility exit costs. Included in the $14.5 million charges for the year ended December 31, 2008, was $8.4 million of fixed asset impairments, $3.2 million in early termination lease penalties, $2.6 million in severance and retention costs, $0.2 million facility exit costs and $0.1 million related to the acceleration of facility restoration costs. Of these restructuring charges, 50%, or $3.0 million, $5.2 million and $7.2 million, has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, respectively. Of the total exit costs incurred jointly with SPD under this plan, including severance-related costs, lease penalties and restoration costs, $5.8 million remains unpaid as of December 31, 2010.

Since inception of the plan, we recorded $16.9 million in restructuring charges, including $5.9 million of fixed asset and inventory impairments, $4.6 million related to the acceleration of facility restoration costs and early termination lease penalties, $4.1 million in severance costs, $2.9 million in transition costs and $0.6 million related to a pension plan curtailment gain associated with the Bedford employees being terminated. SPD has been allocated $30.9 million in restructuring charges since the inception of the plan, including $9.1 million of fixed asset and inventory impairments, $11.4 million in severance and retention costs, $2.9 million in early termination lease penalties, $6.9 million in facility exit costs and $0.6 million related to the acceleration of facility exit costs. We anticipate incurring additional costs of approximately $1.0 million related to the closure of this facility, primarily related to severance and transition costs through the end of 2011. Of these additional anticipated costs, approximately $0.8 million will be borne by SPD and $0.2 million will be borne by us and included primarily in our professional diagnostics business segment.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)	Restructuring Activities (Continued)

On March 18, 2008, we announced our plans to close our BioStar, Inc., or BioStar, facility in Louisville, Colorado and exit production of the BioStar OIA product line, along with our plans to close two of our newly-acquired facilities in the San Francisco, California area, relating to Cholestech and HemoSense and our newly-acquired facility in Columbia, Maryland, relating to Panbio. The Cholestech operation, which was acquired in September 2007 and manufactures and distributes the Cholestech LDX system, a point-of-care monitor of blood cholesterol and related lipids used to test patients at risk of, or suffering from, heart disease and related conditions, has moved to our Biosite facility in San Diego, California. The HemoSense operation, which was acquired in November 2007 and manufactures and distributes the INRatio System, an easy-to-use, hand-held blood coagulation monitoring system for use by patients and healthcare professionals in the management of warfarin, a commonly-prescribed medication used to prevent blood clots, has moved to our Biosite facility. The operations of the Panbio distribution facility, which was acquired in January 2008, have transferred to our distribution center in Freehold, New Jersey.

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

As a result of our plans to transition the businesses of Cholestech and HemoSense to Biosite and Panbio to Orlando, Florida and close these facilities, we incurred $2.5 million in restructuring charges during the year ended December 31, 2010, of which $0.2 million relates to severance and retention costs, $1.3 million in facility closure and transition costs, $0.9 million in fixed asset and inventory write-offs and $0.1 million in present value accretion of facility lease costs. We incurred $8.2 million in restructuring charges during the year ended December 31, 2009, of which $2.4 million relates to fixed asset impairments, $1.7 million relates to severance and retention costs, $2.6 million in transition costs, $1.3 million in inventory write-offs and $0.2 million in present value accretion of facility lease costs. We incurred $3.8 million in restructuring charges during the year ended December 31, 2008, of which $2.7 million relates to severance and retention costs, $0.4 million in fixed asset impairments, $0.5 million in transition costs and $0.2 million in present value accretion of facility lease costs related to these plans. During the years ended December 31, 2010, 2009 and 2008, respectively, $2.4 million, $8.0 million and $3.6 million in charges were included in operating income of our professional diagnostics business segment. We charged $0.1 million, $0.2 million and $0.2 million related to the present value accretion of facility lease costs, to interest expense for the years ended December 31, 2010, 2009 and 2008, respectively. Since the inception of the plan, we incurred $14.5 million in restructuring charges, of which $4.6 million relates to severance and retention costs, $3.4 million in fixed asset impairments, $4.4 million in transition costs, $1.6 million in inventory write-offs and $0.5 million in present value accretion of facility lease costs related to these plans. Of the $9.5 million in severance and exit costs, $0.6 million remains unpaid as of December 31, 2010. We do not anticipate incurring significant additional restructuring charges under these plans. See Note 4(d) for further information and costs related to these plans.

In addition to transitioning the businesses of Cholestech and HemoSense to Biosite, we also made the decision to close our Innovacon facility in San Diego, California and move the operating activities to Biosite; the Innovacon business is the rapid diagnostics business that we acquired from ACON in March 2006. During

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)	Restructuring Activities (Continued)

the year ended December 31, 2008 and since inception, we recorded $0.6 million in restructuring charges, of which $0.5 million related to facility lease and exit costs and $0.1 million related to impairment of fixed assets. These charges are included in our professional diagnostics business segment. As of December 31, 2009, all costs have been paid. We vacated the facility in August 2008 and do not anticipate incurring additional costs under this plan.

In February 2008, we decided to cease research and development activities for one of the products in development at our Bedford, England facility, based upon comparison of the product under development with existing products acquired in the HemoSense acquisition. During the year ended December 31, 2008 and since inception of the plan, we recorded restructuring charges of $9.4 million, of which $6.8 million related to the impairment of fixed assets, $1.9 million related to the write-off of inventory, $0.5 million related to contractual obligations with suppliers and $0.2 million related to severance costs to involuntarily terminate employees working on the development of this product. The $9.4 million was included in our professional diagnostics business segment. Of the $0.7 million in contractual obligations and severance costs, all has been paid as of December 31, 2008. We do not expect to incur additional charges under this plan.

In April 2008, we initiated cost reduction efforts at our facilities in Stirling, Scotland, consolidating our business activities into one facility and with our Biosite operations. As a result of these efforts, we recorded $3.3 million in restructuring charges for the year ended December 31, 2008 and since inception of the plan, consisting of $2.0 million in fixed asset impairments, $1.0 million in severance costs and $0.3 million in facility exit costs. All costs related to this plan are included in our professional diagnostics business segment. Of the $1.3 million in severance and facility exit costs, substantially all has been paid as of December 31, 2010. We do not expect to incur additional charges under this plan.

(d) 2007 Restructuring Plans

During 2007, we committed to several plans to restructure and integrate our worldwide sales, marketing, order management and fulfillment operations, as well as to evaluate certain research and development projects. The objectives of the plans were to eliminate redundant costs, improve customer responsiveness and improve operational efficiencies. As a result of these restructuring plans, we recorded a recovery of $0.3 million in restructuring charges during the year ended December 31, 2010, related to severance charges. We recorded $1.1 million in restructuring charges during the year ended December 31, 2009, primarily related to severance charges and outplacement services. We recorded $3.0 million in restructuring charges during the year ended December 31, 2008, including $2.6 million related to severance charges and outplacement services and $0.4 million related to facility exit costs. Since inception of the plans, we have recorded $9.0 million in restructuring charges, including $4.6 million related to severance charges and outplacement services, $0.4 million related to facility exit costs and $4.0 million related to impairment charges on fixed assets. The restructuring charges related to this plan are included in our professional diagnostics business segment. As of December 31, 2010, all costs have been paid. We do not anticipate incurring additional charges related to this plan.

In addition, we recorded restructuring charges associated with the formation of our joint venture with P&G. In connection with the joint venture, we committed to a plan to close our sales offices in Germany and Sweden, as well as to evaluate redundancies in all departments of the consumer diagnostics business segment that are impacted by the formation of the joint venture. For the year ended December 31, 2008, we recorded $0.2 million in severance costs related to this plan. We have recorded $1.4 million in restructuring charges since inception of the plan, of which $1.0 million relates to severance costs and $0.4 million relates to facility and other exit costs. Of the total $1.4 million in exit costs, all have been paid as of December 31, 2010. We do not anticipate incurring additional charges related to this plan.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)	Restructuring Activities (Continued)

(e) Restructuring Reserves

The following table summarizes our liabilities related to the restructuring activities associated with the plans discussed above (in thousands):

	Balance at	Additions			Balance at
	Beginning	to the	Amounts		End of
	of Period	Reserve	Paid	Other(1)	Period

Year ended December 31, 2008	$1,123	$25,642	$(9,148)	$(2,823)	$14,794
Year ended December 31, 2009	$14,794	$22,730	$(18,021)	$(597)	$18,906
Year ended December 31, 2010	$18,906	$17,036	$(25,563)	$(676)	$9,703

(1)	Represents foreign currency translation adjustment.

(21)	Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323 Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(i)	SPD

In May 2007, we completed the formation of SPD, our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form SPD, we ceased to consolidate the operating results of our consumer diagnostics business related to SPD. For the years ended December 31, 2010 and 2009, we recorded earnings of $8.5 million, and $5.7 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods. For the year ended December 31, 2008, we recorded a loss of $0.9 million in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net loss for the respective period.

(ii)	TechLab

In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. For the years ended December 31, 2010, 2009 and 2008, we recorded earnings of $1.9 million, $1.7 million and $1.5 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective period.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21)	Equity Investments (Continued)

Summarized financial information for the P&G joint venture and TechLab on a combined basis is as follows (in thousands):

Combined condensed results of operations:

	For The Years Ended December 31,
	2010	2009	2008

Net revenue	$224,193	$203,677	$204,053

Gross profit	$142,159	$127,719	$102,942

Net income after taxes	$20,913	$14,821	$1,209

Combined condensed balance sheets:

	As of December 31,
	2010	2009

Current assets	$93,250	$87,880
Non-current assets	25,965	26,881

Total assets	$119,215	$114,761

Current liabilities	$62,788	$61,959
Non-current liabilities	2,091	1,492

Total liabilities	$64,879	$63,451

(22)	Gain on Disposition

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

(23)	Discontinued Operations

On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business for a purchase price of approximately $62.6 million in cash, which is net of the final working capital adjustment. The sale included our entire private label and branded nutritionals businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment. We recognized a gain of approximately $18.7 million ($11.6 million, net of tax) during 2010. The results of the vitamins and nutritional supplements business, which represents our entire vitamins and nutritional supplements business segment, are included in income (loss) from discontinued operations, net of tax, for all periods presented. The net assets and net liabilities associated with the vitamins and nutritional supplements business were classified as assets held for sale and liabilities related to assets held for sale as of December 31, 2009.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23)	Discontinued Operations (Continued)

December 31, 2009

Assets
Accounts receivable, net of allowances of $2,919 at December 31, 2009	$21,100
Inventories, net	21,500
Prepaid expenses and other current assets	160
Property, plant and equipment, net	8,368
Goodwill	200
Other intangible assets with indefinite lives	135
Other intangible assets, net	2,581
Other non-current assets	104

Total assets held for sale	$54,148

Liabilities
Accounts payable	$8,299
Accrued expenses and other current liabilities	3,230
Other long-term liabilities	29

Total liabilities related to assets held for sale	$11,558

The following summarized financial information related to the vitamins and nutritionals supplements businesses have been segregated from continuing operations and reported as discontinued operations (amounts in thousands).

	2010	2009	2008

Net revenue	4,362	99,517	88,873
Income (loss) from discontinued operations before income taxes	18,487	2,102	(1,090)
Provision (benefit) for income taxes	7,090	168	(42)
Net income (loss) from discontinued operations	11,397	1,934	(1,048)

(24)	Supplemental Cash Flow Information

Cash Paid for Interest and Income Taxes:

During fiscal 2010, 2009 and 2008, we made cash payments for interest totaling $117.1 million, $87.3 million and $88.6 million, respectively.

During fiscal 2010, 2009 and 2008, total net cash paid for income taxes was $31.1 million, $49.2 million and $5.5 million, respectively.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24)	Supplemental Cash Flow Information (Continued)

Non-cash Investing Activities:

During fiscal 2010, 2009 and 2008, we issued shares of our common stock and exchanged employee stock options in connection with several of our acquisitions (dollars in thousands):

				Employee Stock Options/
				Restricted Stock Awards
		Common Stock Issued		Exchanged
		Number of	Fair Value of	Number of	Fair Value of
Company Acquired	Date of Acquisition	Shares	Shares	Shares	Shares

Mologic Limited	October 6, 2009	128,513	$5,115	—	$—
Concateno plc	August 11, 2009	2,091,080	$70,218	315,227	$2,881
GeneCare Medical Genetics Center, Inc.	July 1, 2009	4,000	$57	—	$—
ACON Second Territory Business(1)	April 30, 2009	1,681,254	$58,708	—	$—
Matria Healthcare, Inc.	May 9, 2008	—	$—	1,490,655	$17,334
BBI Holdings Plc	February 12, 2008	251,085	$14,397	355,238	$3,639

(1)	Includes 1,210,842 shares of our common stock with a fair value of $42.4 million, issued during 2009. Includes 470,412 shares of our common stock with a fair value of approximately $16.3 million, issued during the second quarter of 2010, as settlement of deferred purchase price consideration.

Non-cash Financing Activities:

During fiscal 2010, 2009 and 2008, we recorded non-cash income (expense) to accumulated other comprehensive income (expense) of $2.4 million, $11.4 million and $(11.6) million, respectively, representing the change in fair market value of our interest rate swap agreement.

(25)	Guarantor Financial Information

Our 9% senior subordinated notes due 2016, our 7.875% senior notes due 2016, and our 8.625% subordinated notes due 2018 are guaranteed by certain of our consolidated wholly-owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, audited balance sheets as of December 31, 2010 and 2009 and the related audited statements of operations and cash flows for each of the three years in the period ended December 31, 2010 for the Company, the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

For comparative purposes, certain amounts for prior periods have been reclassified to conform to the current period classification.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net product sales	$—	$843,542	$740,371	$(111,510)	$1,472,403
Services revenue	—	608,482	53,703	—	662,185

Net product sales and services revenue	—	1,452,024	794,074	(111,510)	2,134,588
License and royalty revenue	—	10,003	16,167	(5,411)	20,759

Net revenue	—	1,462,027	810,241	(116,921)	2,155,347

Cost of net product sales	628	395,863	403,098	(111,264)	688,325
Cost of services revenue	—	304,269	21,017	—	325,286

Cost of net product sales and services revenue	628	700,132	424,115	(111,264)	1,013,611
Cost of license and royalty revenue	—	66	12,494	(5,411)	7,149

Cost of net revenue	628	700,198	436,609	(116,675)	1,020,760

Gross profit	(628)	761,829	373,632	(246)	1,134,587
Operating expenses:
Research and development	20,936	68,862	43,480	—	133,278
Sales and marketing	3,001	316,884	179,239	—	499,124
General and administrative	49,222	232,067	165,628	—	446,917
Goodwill impairment charge	—	1,006,357	—	—	1,006,357

Operating loss	(73,787)	(862,341)	(14,715)	(246)	(951,089)
Interest expense, including amortization of original
issue discounts and deferred financing costs	(136,772)	(74,718)	(10,431)	82,486	(139,435)
Other income (expense), net	85,600	(5,358)	24,982	(82,486)	22,738

Income (loss) from continuing operations before provision (benefit) for income taxes	(124,959)	(942,417)	(164)	(246)	(1,067,786)
Provision (benefit) for income taxes	(53,164)	3,631	19,602	—	(29,931)

Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	(71,795)	(946,048)	(19,766)	(246)	(1,037,855)
Equity in earnings of subsidiaries, net of tax	(946,694)	—	—	946,694	—
Equity earnings (losses) of unconsolidated entities, net of tax	2,024	—	8,680	(138)	10,566

Income (loss) from continuing operations	(1,016,465)	(946,048)	(11,086)	946,310	(1,027,289)
Income from discontinued operations, net of tax	573	9,727	1,097	—	11,397

Net income (loss)	(1,015,892)	(936,321)	(9,989)	946,310	(1,015,892)
Less: Net income attributable to non-controlling interests	—	—	1,418	—	1,418

Net income (loss) attributable to Alere Inc. and Subsidiaries	(1,015,892)	(936,321)	(11,407)	946,310	(1,017,310)
Preferred stock dividends	(24,235)	—	—	—	(24,235)

Net income (loss) available to common stockholders	$(1,040,127)	$(936,321)	$(11,407)	$946,310	$(1,041,545)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net product sales	$—	$877,135	$597,266	$(109,322)	$1,365,079
Services revenue	—	521,509	6,978	—	528,487

Net product sales and services revenue	—	1,398,644	604,244	(109,322)	1,893,566
License and royalty revenue	—	6,441	26,470	(3,836)	29,075

Net revenue	—	1,405,085	630,714	(113,158)	1,922,641

Cost of net product sales	380	432,168	334,699	(147,744)	619,503
Cost of services revenue	—	236,660	3,366	—	240,026

Cost of net product sales and services revenue	380	668,828	338,065	(147,744)	859,529
Cost of license and royalty revenue	—	(16)	12,742	(3,836)	8,890

Cost of net revenue	380	668,812	350,807	(151,580)	868,419

Gross profit	(380)	736,273	279,907	38,422	1,054,222
Operating expenses:
Research and development	21,302	62,115	29,431	—	112,848
Sales and marketing	1,063	317,235	123,348	—	441,646
General and administrative	58,598	217,531	80,904	—	357,033
Gain on dispositions	(2,682)	—	(673)	—	(3,355)

Operating income (loss)	(78,661)	139,392	46,897	38,422	146,050
Interest expense, including amortization of original issue discounts and deferred financing costs	(102,627)	(50,261)	(11,505)	57,595	(106,798)
Other income (expense), net	55,476	(4,584)	7,699	(57,595)	996

Income (loss) from continuing operations before provision (benefit) for income taxes	(125,812)	84,547	43,091	38,422	40,248
Provision (benefit) for income taxes	(35,006)	39,567	10,875	191	15,627

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(90,806)	44,980	32,216	38,231	24,621
Equity in earnings of subsidiaries, net of tax	124,336	—	—	(124,336)	—
Equity earnings of unconsolidated entities, net of tax	1,747	—	5,972	(93)	7,626

Income (loss) from continuing operations	35,277	44,980	38,188	(86,198)	32,247
Income (loss) from discontinued operations, net of tax	(1,096)	2,689	334	7	1,934

Net income (loss)	34,181	47,669	38,522	(86,191)	34,181
Less: Net income attributable to non-controlling interests	—	—	465	—	465

Net income (loss) attributable to Alere Inc. and Subsidiaries	34,181	47,669	38,057	(86,191)	33,716
Preferred stock dividends	(22,972)	—	—	—	(22,972)

Net income (loss) available to common stockholders	$11,209	$47,669	$38,057	$(86,191)	$10,744

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net product sales	$—	$782,085	$485,091	$(115,911)	$1,151,265
Services revenue	—	402,758	2,704	—	405,462

Net product sales and services revenue	—	1,184,843	487,795	(115,911)	1,556,727
License and royalty revenue	—	15,536	10,290	—	25,826

Net revenue	—	1,200,379	498,085	(115,911)	1,582,553

Cost of net product sales	358	369,916	286,307	(113,264)	543,317
Cost of services revenue	—	176,421	677	—	177,098

Cost of net product sales and services revenue	358	546,337	286,984	(113,264)	720,415
Cost of license and royalty revenue	—	3,759	6,438	(1,577)	8,620

Cost of net revenue	358	550,096	293,422	(114,841)	729,035

Gross profit	(358)	650,283	204,663	(1,070)	853,518
Operating expenses:
Research and development	22,693	53,342	35,793	—	111,828
Sales and marketing	1,693	289,071	91,043	132	381,939
General and administrative	36,447	186,423	72,189	—	295,059

Operating income (loss)	(61,191)	121,447	5,638	(1,202)	64,692
Interest expense, including amortization of original issue discounts and deferred financing costs	(90,328)	(72,435)	(15,986)	77,617	(101,132)
Other income (expense), net	78,604	(16,281)	13,442	(77,572)	(1,807)

Income (loss) from continuing operations before provision (benefit) for income taxes	(72,915)	32,731	3,094	(1,157)	(38,247)
Provision (benefit) for income taxes	(59,608)	44,690	(1,726)	—	(16,644)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(13,307)	(11,959)	4,820	(1,157)	(21,603)
Equity in earnings of subsidiaries, net of tax	(9,816)	—	—	9,816	—
Equity earnings (losses) of unconsolidated entities, net of tax	1,522	(23)	(379)	(70)	1,050

Income (loss) from continuing operations	(21,601)	(11,982)	4,441	8,589	(20,553)
Loss from discontinued operations, net of tax	—	(112)	(891)	(45)	(1,048)

Net income (loss)	(21,601)	(12,094)	3,550	8,544	(21,601)
Less: Net income attributable to non-controlling interests	—	—	167	—	167

Net income (loss) attributable to Alere Inc. and Subsidiaries	(21,601)	(12,094)	3,383	8,544	(21,768)
Preferred stock dividends	(13,989)	—	—	—	(13,989)

Net income (loss) available to common stockholders	$(35,590)	$(12,094)	$3,383	$8,544	$(35,757)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$101,813	$116,758	$182,735	$—	$401,306
Restricted cash	—	1,739	842	—	2,581
Marketable securities	—	914	1,180	—	2,094
Accounts receivable, net of allowances	—	202,578	194,570	—	397,148
Inventories, net	—	126,374	139,070	(7,724)	257,720
Deferred tax assets	33,483	19,256	4,372	—	57,111
Income tax receivable	—	1,383	—	—	1,383
Prepaid expenses and other current assets	7,815	22,709	44,390	—	74,914
Intercompany receivables	836,222	439,521	9,843	(1,285,586)	—

Total current assets	979,333	931,232	577,002	(1,293,310)	1,194,257
Property, plant and equipment, net	1,343	253,640	135,660	(133)	390,510
Goodwill	—	1,944,719	891,599	(5,018)	2,831,300
Other intangible assets with indefinite lives	—	12,900	15,283	—	28,183
Finite-lived intangible assets, net	12,698	1,198,979	495,904	—	1,707,581
Deferred financing costs, net, and other non-current assets	47,884	4,855	28,662	—	81,401
Investments in unconsolidated entities	3,589,973	1,196	42,700	(3,571,313)	62,556
Marketable securities	2,308	—	7,096	—	9,404
Deferred tax assets	—	—	25,182	—	25,182
Intercompany notes receivable	1,320,925	13,128	—	(1,334,053)	—

Total assets	$5,954,464	$4,360,649	$2,219,088	$(6,203,827)	$6,330,374

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$157	$6,984	$—	$16,891
Current portion of capital lease obligations	—	1,954	172	—	2,126
Accounts payable	6,938	62,562	57,344	—	126,844
Accrued expenses and other current liabilities	(104,072)	322,019	127,885	—	345,832
Payable to joint venture, net	—	(546)	3,333	—	2,787
Deferred gain on joint venture	16,309	—	272,069	—	288,378
Intercompany payables	414,977	294,920	576,058	(1,285,955)	—

Total current liabilities	343,902	681,066	1,043,845	(1,285,955)	782,858

Long-term liabilities:
Long-term debt, net of current portion	2,375,554	—	3,012	—	2,378,566
Capital lease obligations, net of current portion	—	1,267	135	—	1,402
Deferred tax liabilities	(34,729)	381,228	73,667	—	420,166
Other long-term liabilities	64,243	18,396	87,017	—	169,656
Intercompany notes payables	630,456	497,464	200,814	(1,328,734)	—

Total long-term liabilities	3,035,524	898,355	364,645	(1,328,734)	2,969,790

Redeemable non-controlling interest	—	—	—	—	—

Stockholders’ equity	2,575,038	2,781,228	807,910	(3,589,138)	2,575,038
Non-controlling interests	—	—	2,688	—	2,688

Equity	2,575,038	2,781,228	810,598	(3,589,138)	2,577,726

Total liabilities and equity	$5,954,464	$4,360,649	$2,219,088	$(6,203,827)	$6,330,374

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$294,137	$82,602	$116,034	$—	$492,773
Restricted cash	—	1,576	848	—	2,424
Marketable securities	—	947	—	—	947
Accounts receivable, net of allowances	—	188,355	166,098	—	354,453
Inventories, net	—	122,062	106,544	(7,067)	221,539
Deferred tax assets	36,907	27,947	1,638	—	66,492
Income tax receivable	—	1,107	—	—	1,107
Prepaid expenses and other current assets	8,160	25,077	39,838	—	73,075
Assets held for sale	—	53,545	603	—	54,148
Intercompany receivables	861,596	329,771	12,500	(1,203,867)	—

Total current assets	1,200,800	832,989	444,103	(1,210,934)	1,266,958
Property, plant and equipment, net	1,646	241,732	86,034	(5,024)	324,388
Goodwill	—	2,768,313	700,384	(5,339)	3,463,358
Other intangible assets with indefinite lives	—	21,120	22,524	—	43,644
Finite-lived intangible assets, net	20,854	1,267,148	398,425	—	1,686,427
Deferred financing costs, net, and other non-current assets	43,368	5,640	23,754	—	72,762
Investments in unconsolidated entities	3,836,524	367	38,443	(3,811,369)	63,965
Marketable securities	1,503	—	—	—	1,503
Deferred tax assets	—	—	20,987	—	20,987
Intercompany notes receivable	1,296,373	83,510	—	(1,379,883)	—

Total assets	$6,401,068	$5,220,819	$1,734,654	$(6,412,549)	$6,943,992

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$2,392	$6,828	$—	$18,970
Current portion of capital lease obligations	—	499	400	—	899
Accounts payable	2,580	63,204	60,538	—	126,322
Accrued expenses and other current liabilities	(110,283)	260,293	129,722	—	279,732
Payable to joint venture, net	—	(1,242)	1,775	—	533
Liabilities related to assets held for sale	—	11,556	2	—	11,558
Intercompany payables	306,869	275,316	621,683	(1,203,868)	—

Total current liabilities	208,916	612,018	820,948	(1,203,868)	438,014

Long-term liabilities:
Long-term debt, net of current portion	2,125,006	—	3,509	—	2,128,515
Capital lease obligations, net of current portion	—	698	242	—	940
Deferred tax liabilities	(48,246)	438,492	51,803	—	442,049
Deferred gain on joint venture	16,309	—	272,458	—	288,767
Other long-term liabilities	68,464	16,603	31,751	—	116,818
Intercompany notes payables	503,064	746,456	127,822	(1,377,342)	—

Total long-term liabilities	2,664,597	1,202,249	487,585	(1,377,342)	2,977,089

Stockholders’ equity	3,527,555	3,406,552	424,787	(3,831,339)	3,527,555
Non-controlling interests	—	—	1,334	—	1,334

Equity	3,527,555	3,406,552	426,121	(3,831,339)	3,528,889

Total liabilities and equity	$6,401,068	$5,220,819	$1,734,654	$(6,412,549)	$6,943,992

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities:
Net income (loss)	$(1,015,892)	$(936,321)	$(9,989)	$946,310	$(1,015,892)
Income from discontinued operations, net of tax	573	9,727	1,097	—	11,397

Income (loss) from continuing operations	(1,016,465)	(946,048)	(11,086)	946,310	(1,027,289)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	946,694	—	—	(946,694)	—
Non-cash interest expense including amortization of original issue discounts and write-off of deferred financing costs	12,301	289	1,168	—	13,758
Depreciation and amortization	1,125	266,013	106,130	(478)	372,790
Non-cash stock-based compensation expense	9,498	9,648	10,733	—	29,879
Impairment of inventory	—	261	587	—	848
Impairment of long-lived assets	—	1,473	(62)	—	1,411
Impairment of goodwill	—	1,006,357	—	—	1,006,357
Loss on sale of fixed assets	—	719	279	—	998
Gain on sale of marketable securities	(4,190)	—	(314)	—	(4,504)
Equity earnings of unconsolidated entities, net of tax	(2,023)	—	(8,680)	137	(10,566)
Deferred income taxes	3,215	(55,335)	(22,298)	—	(74,418)
Other non-cash items	1,260	1,368	1,174	—	3,802
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(4,300)	(5,060)	—	(9,360)
Inventories, net	—	(2,012)	(21,297)	464	(22,845)
Prepaid expenses and other current assets	303	4,092	3,915	—	8,310
Accounts payable	4,358	(1,529)	(11,917)	—	(9,088)
Accrued expenses and other current liabilities	(55,400)	58,379	19,223	—	22,202
Other non-current liabilities	(5)	120	(27,567)	—	(27,452)
Intercompany payable (receivable)	(162,963)	(273,166)	436,129	—	—

Net cash provided by (used in) continuing operations	(262,292)	66,329	471,057	(261)	274,833
Net cash provided by (used in) discontinued operations	849	(258)	—	—	591

Net cash provided by (used in) operating activities	(261,443)	66,071	471,057	(261)	275,424

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(82)	(56,922)	(39,498)	261	(96,241)
Proceeds from sale of property, plant and equipment	—	73	722	—	795
Cash paid for acquisitions and transaction costs,
net of cash acquired	(184,975)	(32,279)	(306,253)	—	(523,507)
Decrease (increase) in marketable securities	4,190	—	(1,008)	—	3,182
Net cash received from equity method investments	1,317	43	10,994	—	12,354
Increase in other assets	(5,600)	(695)	(6,605)	—	(12,900)

Net cash provided by (used in) continuing operations	(185,150)	(89,780)	(341,648)	261	(616,317)
Net cash provided by (used in) discontinued operations	(849)	61,445	2,000	—	62,596

Net cash provided (used in) by investing activities	(185,999)	(28,335)	(339,648)	261	(553,721)

Cash Flows from Financing Activities:
Decrease (increase) in restricted cash	—	(163)	22	—	(141)
Cash paid for financing costs	(13,045)	—	—	—	(13,045)
Proceeds from issuance of common stock, net of issuance costs	19,024	—	—	—	19,024
Proceeds on long-term debt	400,000	—	—	—	400,000
Repayment on long-term debt	(9,750)	—	—	—	(9,750)
Net repayments from revolving lines-of-credit	(142,000)	(2,180)	(2,601)	—	(146,781)
Excess tax benefit on exercised stock options	1,030	264	389	—	1,683
Principal payments of capital lease obligations	—	(1,501)	(366)	—	(1,867)
Purchase of non-controlling interest	—	—	(52,864)	—	(52,864)
Other	(141)	—	—	—	(141)

Net cash provided by (used in) continuing operations	255,118	(3,580)	(55,420)	—	196,118
Net cash provided by discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	255,118	(3,580)	(55,420)	—	196,118

Foreign exchange effect on cash and cash equivalents	—	—	(9,288)	—	(9,288)

Net increase (decrease) in cash and cash equivalents	(192,324)	34,156	66,701	—	(91,467)
Cash and cash equivalents, beginning of period	294,137	82,602	116,034	—	492,773

Cash and cash equivalents, end of period	$101,813	$116,758	$182,735	$—	$401,306

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations		Consolidated

Cash Flows from Operating Activities:
Net income (loss)	$34,181	$47,669	$38,522		$(86,191)	$34,181
Income (loss) from discontinued operations, net of tax	(1,096)	2,689	334		7	1,934

Income (loss) from continuing operations	35,277	44,980	38,188		(86,198)	32,247
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(124,336)	—	—		124,336	—
Non-cash interest expense including amortization of original issue discounts and write-off of deferred financing costs	9,710	—	713		—	10,423
Depreciation and amortization	1,475	251,388	59,828		(256)	312,435
Non-cash stock-based compensation expense	7,463	10,206	10,551		—	28,220
Impairment of inventory	—	—	1,467		—	1,467
Impairment of long-lived assets	—	5,620	1,363		—	6,983
Loss on sale of fixed assets	4	1,150	51		—	1,205
Equity earnings of unconsolidated entities, net of tax	(1,747)	—	(5,972)		93	(7,626)
Deferred income taxes	(5,292)	(29,556)	44,820		(19,096)	(9,124)
Other non-cash items	292	1,835	1,137		—	3,264
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(4,785)	(43,950)		12,280	(36,455)
Inventories, net	—	30,679	(12,666)		(34,438)	(16,425)
Prepaid expenses and other current assets	(4,741)	2,686	11,136		—	9,081
Accounts payable	(1,979)	844	3,252		—	2,117
Accrued expenses and other current liabilities	27,045	7,015	(79,505)		—	(45,445)
Other non-current liabilities	1,126	4,529	(8,364)		—	(2,709)
Intercompany payable (receivable)	(66,879)	(252,429)	319,308		—	—

Net cash provided by (used in) continuing operations	(122,582)	74,162	341,357		(3,279)	289,658
Net cash provided by (used in) discontinued operations	(1,096)	(1,097)	59		7	(2,127)

Net cash provided by (used in) operating activities	(123,678)	73,065	341,416		(3,272)	287,531

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(610)	(70,674)	(32,594)		3,272	(100,606)
Proceeds from sale of property, plant and equipment	—	454	349		—	803
Cash received (paid) for acquisitions and transaction costs, net of cash acquired	(203,460)	15,455	(280,522)			(468,527)
Net cash received from equity method investments	980	—	11,580		—	12,560
Increase in other assets	(20,000)	(7,313)	(407)		—	(27,720)

Net cash provided by (used in) continuing operations	(223,090)	(62,078)	(301,594)		3,272	(583,490)
Net cash used in discontinued operations	—	(237)	—		—	(237)

Net cash provided by (used in) investing activities	(223,090)	(62,315)	(301,594)		3,272	(583,727)

Cash Flows from Financing Activities:
Decrease (increase) in restricted cash	4	(417)	831		—	418
Cash paid for financing costs	(17,756)	—	—		—	(17,756)
Proceeds from issuance of common stock, net of issuance costs	30,015	—	—		—	30,015
Proceeds on long-term debt	631,176	312	(311)		—	631,177
Repayment on long-term debt	(10,325)	(3,054)	2,324		—	(11,055)
Net repayments from revolving lines-of-credit	—	—	(7,251)		—	(7,251)
Excess tax benefit on exercised stock options	2,758	5,813	698		—	9,269
Principal payments of capital lease obligations	—	(584)	(214)		—	(798)
Other	(153)	—	—		—	(153)

Net cash provided by (used in) continuing operations	635,719	2,070	(3,923)		—	633,866
Net cash used in discontinued operations	—	(12)	—		—	(12)

Net cash provided by (used in) financing activities	635,719	2,058	(3,923)		—	633,854

Foreign exchange effect on cash and cash equivalents	3,443	—	10,348		—	13,791

Net increase in cash and cash equivalents	292,394	12,808	46,247		—	351,449
Cash and cash equivalents, beginning of period	1,743	69,794	69,787		—	141,324

Cash and cash equivalents, end of period...	$294,137	$82,602	$116,034	$		$492,773

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities:
Net income (loss)	$(21,601)	$(12,094)	$3,550	$8,544	$(21,601)
Loss from discontinued operations, net of tax	—	(112)	(891)	(45)	(1,048)

Income (loss) from continuing operations	(21,601)	(11,982)	4,441	8,589	(20,553)
Adjustments to reconcile income (loss) from continuing
operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	9,816	—	—	(9,816)	—
Non-cash interest expense including amortization of original issue discounts and write-off of deferred financing costs	5,930	—	—	—	5,930
Depreciation and amortization	953	221,444	43,257	—	265,654
Non-cash stock-based compensation expense	7,563	10,661	8,181	—	26,405
Impairment of inventory	—	2,300	1,893	—	4,193
Impairment of long-lived assets	—	6,117	13,914	—	20,031
Loss (gain) on sale of fixed assets	(1)	255	523	—	777
Equity earnings of unconsolidated entities, net of tax	(1,522)	23	379	70	(1,050)
Deferred income taxes	2,587	(27,474)	(16,827)	—	(41,714)
Other non-cash items	2,714	1,680	(16)	—	4,378
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(28,321)	(12,225)	1,000	(39,546)
Inventories, net	—	(24,331)	(12,677)	(4,937)	(41,945)
Prepaid expenses and other current assets	616	11,645	(24,758)	5,111	(7,386)
Accounts payable	(84)	9,669	(2,392)	—	7,193
Accrued expenses and other current liabilities	(137,817)	95,196	15,181	(1,651)	(29,091)
Other non-current liabilities	(1,173)	139	4,434	—	3,400
Intercompany payable (receivable)	224,817	(282,154)	53,396	3,941	—

Net cash provided by continuing operations	92,798	(15,133)	76,704	2,307	156,676
Net cash used in discontinued operations	—	(7,348)	(1,439)	(45)	(8,832)

Net cash provided by (used in) operating activities	92,798	(22,481)	75,265	2,262	147,844

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,009)	(42,149)	(24,220)	1,679	(65,699)
Proceeds from sale of property, plant and equipment	—	96	974	—	1,070
Cash received (paid) for acquisitions and transaction costs, net of cash acquired	(470,393)	10,185	(189,691)	—	(649,899)
Net cash received (paid) from equity method investments	1,372	(1,113)	11,874	—	12,133
Decrease (increase) in other assets	(1,000)	(4,932)	(4,568)	—	(10,500)

Net cash provided by (used in) continuing operations	(471,030)	(37,913)	(205,631)	1,679	(712,895)
Net cash used in discontinued operations	—	(437)	—	—	(437)

Net cash provided by (used in) investing activities	(471,030)	(38,350)	(205,631)	1,679	(713,332)

Cash Flows from Financing Activities:
Decrease (increase) in restricted cash	—	(1,145)	140,349	—	139,204
Issuance costs associated with preferred stock	(350)	—	—	—	(350)
Cash paid for financing costs	(1,401)	—	—	—	(1,401)
Proceeds from issuance of common stock, net of issuance costs	20,675	—	—	—	20,675
Repayment on long-term debt	(9,750)	(4,037)	—	—	(13,787)
Net proceeds (repayments) from revolving lines-of-credit	142,000	(2,320)	(2,438)	—	137,242
Excess tax benefit on exercised stock options	679	16,568	295	—	17,542
Principal payments of capital lease obligations	—	(362)	(596)	—	(958)
Other	(56)	—	—	—	(56)

Net cash provided by (used in) continuing operations	151,797	8,704	137,610	—	298,111
Net cash used in discontinued operations	—	(342)	—	—	(342)

Net cash provided by (used in) financing activities	151,797	8,362	137,610	—	297,769

Foreign exchange effect on cash and cash equivalents	—	(866)	(882)	(3,941)	(5,689)

Net increase (decrease) in cash and cash equivalents	(226,435)	(53,335)	6,362	—	(273,408)
Cash and cash equivalents, beginning of period	228,178	123,129	63,425	—	414,732

Cash and cash equivalents, end of period	$1,743	$69,794	$69,787	$—	$141,324