Form 10-K/A
period 2010-12-31
ALERE INC.
filed 2011-04-29
CIK 1145460

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

As of April 20, 2011, the registrant had 85,485,171 shares of common stock, par value $0.001 per share, outstanding.

ALERE INC.

FORM 10-K
For The Fiscal Year Ended December 31, 2010

EXPLANATORY NOTE

The primary purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Original Report”) is to amend Part III, Items 10 through 14 of the Original Report, which was filed with the U.S. Securities and Exchange Commission on March 1, 2011, to include information previously omitted from the Original Report in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

We are also amending Part IV, Item 15 of the Original Report to include certain exhibits required to be filed with this Amendment No. 1 and to file one other exhibit.

We have made no other significant changes to the Original Report. In order to preserve the nature and character of the disclosures set forth in the Original Report, this report speaks as of the date of the filing of the Original Report, March 1, 2011, and we have not updated the disclosures in this report to speak as of a later date.

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

Products and Services

Professional Diagnostics.  Professional diagnostics are generally designed to assist medical professionals in both preventative and interventional medicine, and include testing and monitoring performed in hospitals, laboratories and doctors’ offices and, increasingly, patient self-testing, which we define as testing or monitoring performed at home under the supervision of a medical professional. Professional diagnostic products provide for qualitative or quantitative analysis of patient samples for evidence of a specific medical condition, disease state or toxicological state or to measure response to therapy. Within professional diagnostics, we focus on point-of- care, rapid diagnostic testing and health monitoring and the developing patient self-testing market. We distinguish the point-of-care and patient self-testing markets from clinical diagnostic markets consisting of large, centralized laboratories offering a wide range of highly-automated laboratory services in hospital or related settings. The point-of-care market for rapid diagnostic products consists primarily of small and medium size laboratories and testing locations, such as physician office laboratories, specialized mobile clinics, emergency rooms and some rapid-response laboratories in larger medical centers.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors.

Name	Age	Position

Ron Zwanziger	57	Chairman of the Board, Chief Executive Officer and President
David Scott, Ph.D.	54	Director, Chief Scientific Officer
Jerry McAleer, Ph.D.	56	Director, Senior Vice President, Research & Development
John Bridgen, Ph.D.	64	Senior Vice President, Business Development
Gordon Norman, M.D.	62	Chief Innovation Officer
Hilde Eylenbosch, M.D.	47	Chief Commercial Officer
Robert Hargadon	54	Vice President, Global Culture and Performance
Tom Underwood	53	Chief Executive Officer, Alere Health, LLC
David Teitel	47	Chief Financial Officer, Vice President and Treasurer
Jon Russell	47	Vice President, Finance
Robert Di Tullio	58	Vice President, Global Regulatory and Clinical Affairs
Paul T. Hempel	62	Senior Vice President, Ethics/Compliance and Special Counsel, Assistant Secretary
Ellen Chiniara	52	Vice President, General Counsel and Secretary
Eli Y. Adashi, M.D.	66	Director
Carol R. Goldberg	80	Director
Robert P. Khederian	58	Director
John F. Levy	64	Director
John A. Quelch, D.B.A.	59	Director
James Roosevelt, Jr.	65	Director
Peter Townsend	76	Director

Our Class I Directors — Term Expiring 2011

John A. Quelch, D.B.A. joined the Board on March 10, 2003. Since February 2011, Dr. Quelch has been Dean, Vice President and Distinguished Professor of International Management at the China Europe International Business School in Shanghai. From July 2001 through January 2011, he was Senior Associate Dean at the Harvard Business School. From July 1998 through June 2001, he was Dean of the London Business School. Dr. Quelch also serves as a director of WPP plc, the world’s largest marketing and media services company. Dr. Quelch served as a director of Pepsi Bottling Group from 2005 to 2010 and of Gentiva Health Services, Inc. from 2006 to 2009. He is Chairperson of the Board’s Nominating and Corporate Governance Committee. Through his general business experience and academic credentials, Dr. Quelch brings to our Board both industry and academic expertise in marketing and organizational management.

John F. Levy has served on the Board since May 30, 2001. Mr. Levy served as a director of Inverness Medical Technology from August 1996 through November 2001, when that company was acquired by Johnson & Johnson. Since 1993, he has been an independent consultant. Mr. Levy served as President and Chief Executive Officer of Waban, Inc., a warehouse merchandising company, from 1989 to 1993. Mr. Levy is Chairperson of the Board’s Audit Committee and is a member of the Board’s Nominating and Corporate Governance Committee. A former chief executive officer, Mr. Levy brings to our Board financial expertise, investment experience and a knowledge of distribution systems.

Jerry McAleer, Ph.D. joined the Board on March 10, 2003. Dr. McAleer became Senior Vice President, Research & Development in July 2010. Prior to that, he served as our Vice President, Research and Development since our inception in May 2001 and as our Vice President, Cardiology since early 2006. Dr. McAleer served as Vice President of Research and Development of our predecessor company, Inverness Medical Technology, from 1999 through November 2001, when that company was acquired by Johnson & Johnson. From 1995 to 1999, Dr. McAleer served as Director of Development of Inverness Medical Limited, Inverness Medical Technology’s primary research and development unit, where he headed the development of Inverness Medical Technology’s electrochemical glucose strips. Prior to joining Inverness Medical Technology, Dr. McAleer held senior research and development positions at MediSense, a medical device company, and Ecossensors, Inc., an environmental research company. Dr. McAleer’s scientific background in our industry provides our Board with valuable research and development expertise.

Our Class II Directors — Term Expiring 2012

Carol R. Goldberg has served on the Board since May 30, 2001. Ms. Goldberg served as a director of our predecessor company, Inverness Medical Technology, from August 1992 through November 2001, when that company was acquired by Johnson & Johnson. Since December 1989, she has served as President of The AVCAR Group, Ltd., an investment and management consulting firm in Boston, Massachusetts. Ms. Goldberg is Chairperson of the Board’s Compensation Committee. As the former President and Chief Operating Officer of Stop & Shop Companies, Inc., Ms. Goldberg brings a wealth of financial, marketing and consumer expertise to the Board.

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

Ron Zwanziger has served as our Chairman, Chief Executive Officer and President since our inception on May 11, 2001. Mr. Zwanziger served as Chairman, Chief Executive Officer and President of our predecessor company, Inverness Medical Technology, from its inception in 1992 through November 2001, when that company was acquired by Johnson & Johnson. From 1981 to 1991, he was Chairman and Chief Executive Officer of MediSense, a medical device company. Mr. Zwanziger also serves as a director and Chairperson of the Nominating and Corporate Governance Committee of AMAG Pharmaceuticals, Inc. As the Chief Executive Officer of the Company, as well as the founder and chief executive officer of two other successful medical diagnostic companies, Mr. Zwanziger brings strategic vision, leadership, extensive business and operating experience and an immense knowledge of the Company and the industry to the Board.

Our Class III Directors — Term Expiring 2013

Eli Y. Adashi, M.D., M.S., C.P.E., F.A.C.O.G. joined the Board on April 1, 2009. The immediate past Dean of Medicine and Biological Sciences and the Frank L. Day Professor of Biology at Brown University, Dr. Adashi — Harvard-educated in Health Care Management (M.S.; 2005; HSPH) — has been a Professor of Medical Science at Brown University since 2004. A Physician-Scientist-Executive with over 25 years of experience in healthcare and in the life sciences, Dr. Adashi is a member of the Institute of Medicine of the National Academy of Sciences and of its Board on Health Sciences Policy, the Council on Foreign Relations, the Association of American Physicians, and the American Association for the Advancement of Science. Dr. Adashi is a member of MEDCAC (Medicare Evidence Development & Coverage Advisory Committee) and an ad hoc member of the Reproductive Health Drugs Advisory Committee of the U.S. Food & Drug

Administration. Dr. Adashi is the author or co-author of over 250 peer-reviewed publications, over 120 book chapters/reviews, and 13 books focusing on ovarian biology, reproductive health and domestic health policy. Dr. Adashi is a member of the Board’s Compensation Committee. Dr. Adashi brings to our Board senior management experience and immense knowledge and experience in medicine and science from the provider perspective.

Robert P. Khederian has served on the Board since July 31, 2001. Mr. Khederian is the Chairman of Belmont Capital, a venture capital firm he founded in 1996, and Provident Corporate Finance, an investment banking firm he founded in 1998. From 1984 through 1996, he was founder and Chairman of Medical Specialties Group, Inc., a nationwide distributor of medical products which was acquired by Bain Capital. Mr. Khederian served as the Chairman of the Board of Cambridge Heart, Inc. from August 2006 to August 2008. Mr. Khederian also served as the interim Chief Executive Officer of Cambridge Heart, Inc. from December 2006 to December 2007. Mr. Khederian is a member of the Board’s Audit Committee and Compensation Committee. A former chief executive officer, Mr. Khederian has extensive knowledge of the capital markets and brings to the Board significant and valuable financial and investment expertise.

David Scott, Ph.D. has served on the Board since July 31, 2001 and has served as our Chief Scientific Officer since our inception in May 2001. Dr. Scott served as Chairman of Inverness Medical Limited, a subsidiary of our predecessor company, Inverness Medical Technology, from July 1999 through November 2001, when that company was acquired by Johnson & Johnson, and as a managing director of Inverness Medical Limited from July 1995 to July 1999. Dr. Scott’s scientific and management background in our industry provides our Board with valuable general business and research and development expertise.

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

Executive Officers Who Are Not Directors

John Bridgen, Ph.D. has served as Senior Vice President, Business Development since July 2010, after serving as our Vice President, Business Development from June 2006 to July 2010. He served as our Vice President, Strategy from September 2005 to June 2006. Dr. Bridgen joined the Company in September 2002, upon our acquisition of Wampole Laboratories, LLC. Dr. Bridgen served as President of Wampole from August 1984 until September 2005. Prior to joining Wampole, Dr. Bridgen had global sales and marketing responsibility for the hematology and immunology business units of Ortho Diagnostic Systems Inc., a Johnson & Johnson company.

Gordon Norman, M.D. has served as our Chief Innovation Officer since February 2010. Since that time, Dr. Norman has also continued to serve as Executive Vice President and Chief Innovation Officer at our subsidiary, Alere Health, LLC, where he held the title of Executive Vice President, Science & Innovation from May 2008 to February 2010. From June 2007 to May 2008, Dr. Norman served as Executive Vice President, Chief Science Officer of Alere Medical, Inc., which we acquired in November 2007. From July 2005 to June 2007, Dr. Norman served Alere Medical as Executive Vice President and Chief Medical Officer. Prior to joining Alere Medical in July 2005, Dr. Norman served in a variety of executive medical management roles for PacifiCare Health Services beginning in July 1994.

Hilde Eylenbosch, M.D. has served as Chief Commercial Officer since November 2010, after having served as our Senior Vice President, Marketing from July 2010 to November 2010 and as our Vice President, Marketing from April 2009 to July 2010. Prior to April 2009, she served as Chief Executive Officer of SPD Swiss Precision Diagnostics GmbH, our 50/50 joint venture with Procter & Gamble, since its inception on May 18, 2007. Dr. Eylenbosch has also served as our President, Consumer Diagnostics since June 2006. Prior to assuming that title she served as Vice President, Consumer Diagnostics from July 2005 to June 2006, Vice

President, Consumer Marketing from October 2004 to July 2005 and Vice President of International Women’s Health from November 2001 to October 2004. Dr. Eylenbosch served in the same capacity for our predecessor company, Inverness Medical Technology, from August 2001 until that company was acquired by Johnson & Johnson in November 2001. Prior to that, she held various positions at Inverness Medical Technology, including Director of U.S. Women’s Health from September 1998 through October 2000. When she joined Inverness Medical Technology in January 1995, Dr. Eylenbosch was responsible for marketing that company’s women’s health products in Europe. Before joining Inverness Medical Technology, Dr. Eylenbosch was employed by Synthelabo, a French pharmaceutical company, where she held various marketing positions.

Robert Hargadon joined us as Vice President, Global Culture and Performance in October 2010. He has over 30 years of experience in human resources, leadership and organization development. Mr. Hargadon served as Vice President, Human Resources at drugstore.com from November 2006 through October 2010. Prior to that, Mr. Hargadon was General Manager, Corporate Learning and Development at Microsoft from September 2005 to April 2006 and held various human resources leadership positions at Boston Scientific Corporation from 1997 to 2005, including Vice President of International Human Resources and Vice President, Leadership Development from September 1997 to June 2005. Mr. Hargadon served as Vice President, Learning and Development at Fidelity Investments from 1993 to 1997. Mr. Hargadon also had 15 years of experience with the consulting firms Novations Group, Inc. and Harbridge House, which was acquired by PricewaterhouseCoopers LLP.

Tom Underwood has served as Chief Executive Officer of Alere Health, LLC since February 2010. Mr. Underwood served as President of the Technology Solutions Division of Alere from May 2008 and then as our Chief Information Officer from September 2009 to February 2010. Mr. Underwood served as President and Chief Operating Officer of Matria Healthcare from January 2008 until May 2008 when we acquired Matria. Prior to this role and since joining Matria Healthcare in June 2007, he served as Executive Vice President of Technology. Mr. Underwood came to Matria from First Consulting Group, or FCG, where he last served as President of Global Shared Services from May 2006 to June 2007. During his tenure with FCG, which began in February 2003, Mr. Underwood served in various executive leadership roles, including President of Global Shared Services, Executive Vice President of Healthcare, Executive Vice President of Government and Technology, and President of FCG Software Services. From January 2000 to February 2003, Mr. Underwood was Chief Executive Officer and President of Paragon Solutions, an offshore software development business that was acquired by FCG in February 2003. Prior to his employment with Paragon and FCG, from June 1995 to October 1998, Mr. Underwood was the technology executive for IMNET Systems, an electronic medical record solutions company, which was acquired by McKesson HBOC in October 1998. Earlier in his career, Mr. Underwood held numerous management and technology roles within Perceptics, a division of the Westinghouse Company, and AT&T Bell Laboratories.

David Teitel has served as our Chief Financial Officer, Vice President and Treasurer since December 2006. Mr. Teitel has over 20 years of public and private company finance experience, including nine years of audit experience at Arthur Andersen and senior financial positions with Thermo Electron Corp., which is now Thermo Fisher Scientific Inc. and Deknatel Snowden Pencer, Inc. Mr. Teitel joined the Company in December 2003 as Director of Finance Operations and assumed the title Vice President, Finance in December 2004.

Jon Russell has served as our Vice President, Finance since December 2006. In this role, Mr. Russell oversees financial systems management and integration and shares responsibility for external communications with the Chief Executive Officer. Previously, Mr. Russell was Chief Financial Officer of Wampole Laboratories, LLC from September 2005 to June 2006. He has more than 20 years of experience in finance and operations management, including senior operational finance positions in North America and Europe with Precision Castparts Corporation, Vertex Interactive, Inc. and Genicom Corporation. Mr. Russell began his career at Ernst & Young LLP.

Robert Di Tullio joined us as Vice President, Global Regulatory and Clinical Affairs in March 2010. He has over 37 years experience in the in vitro diagnostics industry, the last 26 of which have been in quality and regulatory management. Mr. Di Tullio served as Vice President, Regulatory Affairs and Quality at ProteoGenix, Inc., a custom antibody company, from July 2008 to March 2010. He held the position of Vice

President, Regulatory and Clinical Affairs and Quality at Sequenom, Inc., a genetic analysis company, from June 2007 to July 2008. From June 1992 to June 2007, Mr. Di Tullio served as Vice President, Regulatory Affairs and Quality Systems at Diagnostic Products Corporation, or DPC, an immuno-diagnostics company, and Siemens Medical Solutions Diagnostics, following its acquisition of DPC. Mr. Di Tullio has been co-chair of the AdvaMed Dx task force since 2007.

Paul T. Hempel served as our General Counsel and Secretary from our inception on May 11, 2001 until April 2006, when Mr. Hempel became Senior Vice President in charge of Leadership Development and Special Counsel, while retaining his role as Secretary, which he retained until May 2010. Mr. Hempel also retained oversight of our legal affairs until May 2007. In November 2010, Mr. Hempel became Senior Vice President, Ethics/Compliance and Special Counsel. Mr. Hempel served as General Counsel and Assistant Secretary of our predecessor company, Inverness Medical Technology, from October 2000 through November 2001, when that company was acquired by Johnson & Johnson. Prior to joining Inverness Medical Technology, he was a founding stockholder and Managing Partner of Erickson Schaffer Peterson Hempel & Israel PC from 1996 to 2000. Prior to 1996, Mr. Hempel was a partner and managed the business practice at Bowditch & Dewey LLP.

Ellen Chiniara serves as Vice President, General Counsel and Secretary and is responsible for managing legal matters for the Company. Ms. Chiniara joined us in October 2006 as General Counsel, Professional Diagnostics and became our Vice President and General Counsel in May 2007 and Secretary in May 2010. From 2002 to 2006, Ms. Chiniara was Associate General Counsel, Neurology of Serono, Inc., a biopharmaceutical company. Previously, she served as General Counsel to a healthcare venture capital fund and a healthcare management services organization, where she also was Chief Operating Officer of its clinical trial site management division. From 1994 to 1997, Ms. Chiniara was Assistant General Counsel at Value Health, a specialty managed healthcare company where she focused on disease management and healthcare IT. Prior to 1994, Ms. Chiniara was a partner with Hale and Dorr (now WilmerHale).

Corporate Governance

The Audit Committee

The Company has a standing Audit Committee consisting of Mr. Levy, its Chairperson, Mr. Khederian and Mr. Townsend. Among other things, the Audit Committee oversees our accounting and financial reporting processes, including the selection, retention and oversight of our independent registered public accounting firm and the pre-approval of all auditing and non-auditing services provided by the independent registered public accounting firm. The Board has determined that Mr. Levy is an “audit committee financial expert,” as defined by SEC rules adopted pursuant to the Sarbanes-Oxley Act.

Code of Ethics

Our Board has adopted a code of ethics that applies to all of our employees and agents worldwide, including our chief executive officer, our chief financial officer, our controller, our other executive officers and the members of the Board. Known as the Alere Inc. Business Conduct Guidelines, the code of ethics is posted in its entirety on the Corporate Governance page of our website at www.alere.com. We intend to make required disclosures of amendments to our code of ethics, or waivers of a provision of our code of ethics, on the Corporate Governance page of our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our officers and directors and persons who beneficially own more than 10% of our outstanding shares of common stock or Series B preferred stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Such persons are required by applicable regulations to furnish us with copies of all reports filed pursuant to Section 16(a).

To our knowledge, based solely on a review of the copies of such reports received by us and certain written representations that no other reports were required, we believe that for the fiscal year ended December 31, 2010, all of our officers, directors and 10% beneficial owners complied with the requirements of Section 16(a).

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation paid to our chief executive officer, or our CEO, our chief financial officer, or our CFO, and our three other most highly compensated executive officers. These officers are collectively referred to as the “named executive officers” for purposes of this discussion. We refer to Ron Zwanziger, our CEO; David Scott, Ph.D., our Chief Scientific Officer; and Jerry McAleer, Ph.D., our Senior Vice President, R&D, as our “key executives.”

Philosophy and Objectives

The objective of our executive compensation program for 2010 was to attract, retain and motivate the talented and dedicated executives who were critical to our goals of continued growth, innovation, increasing profitability and, ultimately, maximizing shareholder value. Specifically, we sought to attract and reward executives who displayed certain fundamental leadership characteristics for hiring and promotion that we had identified as consistent with our corporate goals and culture. We provided these executives with what we believed to be a competitive total compensation package consisting primarily of base salary, long-term equity incentive compensation and a broad-based benefits program. Our 2010 compensation program was designed to reward each executive’s individual performance by considering generally their past and potential contribution to our achievement of key strategic goals, such as revenue generation, margin improvement and the establishment and maintenance of key strategic relationships. These performance factors were used primarily to determine the equity compensation awards granted to each executive. Our 2010 executive compensation program aimed to provide a risk-balanced compensation package which was competitive in our market sector and, more importantly, relevant to the individual executive.

Our policy for allocating between long-term and currently-paid compensation for 2010 was to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our company and our stockholders. For 2010, we provided (i) cash compensation in the form of base salary to meet competitive cash compensation norms and (ii) non-cash compensation in the form of stock-based awards to reward superior performance against long-term strategic goals. For 2011 and beyond, we have established a process pursuant to which we expect to provide participating executives with annual incentive compensation packages consisting of a combination of cash and stock-based awards. We expect that awards will be recommended to our Compensation Committee after year-end to the extent that applicable performance conditions have been satisfied and will be granted by the Compensation Committee, in its discretion, thereafter. The cash-based awards, if earned, are expected to vest in three equal installments over two years.

In 2010 we did not have a short-term, cash incentive compensation plan for our executive officers, and so we set the base salaries for our named executive officers at a level higher than the average base salaries for executives in similar positions with similar responsibilities at comparable companies. In general, we targeted our 2010 base salaries at the average of the range of annual total cash compensation (base salary plus annual non-equity incentive compensation) for competitive positions. Our Compensation Committee believed this compensation structure would focus our executives’ attention primarily on long-term stock price appreciation, rather than short-term results, and yet would enable us to recruit and retain talented executives by ensuring that our annual cash compensation would be competitive with other companies.

Executive Compensation Process

The compensation of our named executive officers, as well as our other executive officers, has been reviewed by our Compensation Committee at least annually for consistency with the objectives described above. Our management, including our CEO, has participated in this review by making its own recommendations as to the compensation of our executive officers to the Compensation Committee. The Compensation Committee has considered the recommendations of management in assessing executive compensation, but from time to time it has also gathered and relied on other data and resources and has utilized the services of a compensation consultant in reviewing and determining executive compensation.

During 2009, the Compensation Committee engaged a compensation consultant, Aon Consulting’s Radford Surveys + Consulting, or Radford, to assist the committee in assessing total compensation of our key executives. As part of its engagement, Radford assisted the Compensation Committee in selecting a new peer group to utilize in assessing the competitiveness of the compensation of our key executives. The peer group selected by the Compensation Committee for purposes of evaluating compensation of the key executives consisted of nineteen publicly traded companies in a similar industry space and with similar revenues and market capitalizations. Of the peer group companies, 26% were health management companies and 74% were diagnostics/medical equipment companies. Specifically, the peer group consisted of the following companies:

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

In connection with its engagement, Radford provided a detailed report, the Radford Report, which included summary observations and considerations regarding our compensation philosophy and methodology, as well as detailed competitive assessments of the cash and equity compensation of the key executives. For 2010, the Compensation Committee did not engage Radford to update the Radford Report, but still considered the Radford Report in its assessment of the stock-based compensation of our key executives.

In determining each component of an executive’s compensation, numerous factors particular to the executive were considered, including:

•	The individual’s particular background, including prior relevant work experience;

•	The demand for individuals with the executive’s specific expertise and experience;

•	The individual’s role with us and the compensation paid to similar persons determined through benchmark studies, such as the Radford Report;

•	The individual’s performance and contribution to our achievement of corporate goals and objectives; and

•	Comparison to our other executives.

Elements of Compensation

For 2010, executive compensation consisted of the following elements:

Base Salary.  Base salary was established based on the factors discussed above. Our general compensation philosophy for 2010, as described above, was to offer a competitive base salary, plus long-term, equity-based incentive compensation. Because we did not offer short-term cash incentive compensation in 2010, we sought to ensure that the cash compensation of our executives would be competitive by targeting annual base salary for a particular individual near the average of the range of annual cash compensation (base salary plus annual non-equity incentive compensation) for executives in similar positions with similar responsibilities at comparable companies. Other elements of compensation, including past and present grants of stock-based awards, were also considered. The Compensation Committee believed that a competitive base salary was necessary to attract and retain a management team with the requested skills to lead our company. Despite this general philosophy, because our Compensation Committee decided in March 2010 to award discretionary, one-time cash bonuses to many of our executives as part of their 2009 compensation, no adjustment was made to the base salary of our named executives during 2010.

Bonuses.  Cash bonuses and other non-equity incentive compensation have not historically been a regular or important element of our executive compensation strategy; instead, our Compensation Committee has focused on stock-based awards designed to reward long-term performance. Our Compensation Committee followed this strategy for 2010 and accordingly did not implement a cash bonus or other non-equity incentive compensation plan for 2010. While the Compensation Committee generally remains committed to this strategy, for 2011 and beyond, the Compensation Committee has established a process pursuant to which we expect to award certain executives and managers, upon satisfaction of applicable performance conditions and subject to future approval and grant by the Compensation Committee or the Board of Directors, option awards and cash awards on an annual basis. The cash awards, if earned, are expected to vest in three equal installments over two years.

On November 19, 2010, we paid Tom Underwood a bonus of $462,666 pursuant to a retention and severance agreement with Mr. Underwood dated November 18, 2009, as amended. An identical bonus was paid to Mr. Underwood under this agreement in November 2009 and a third bonus in the same amount will be paid to Mr. Underwood in July 2011, subject to his continued employment. This agreement represents a restructuring of a change of control severance obligation under a 2007 agreement between Mr. Underwood and Matria Healthcare, Inc., a predecessor of Alere Health, LLC. The 2007 agreement predated our acquisition of Matria Healthcare and we viewed it as providing a potential disincentive to Mr. Underwood’s continued employment.

Stock Option and Stock-based Awards.  For 2010, our Compensation Committee believed that the use of stock options and other stock-based awards would continue to offer the best approach to achieving our long-term compensation goals. Consistent with this belief, our stockholder-approved stock option and incentive plans, or our Option Plans, were established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders and with our long-term success. While our Option Plans allow our Compensation Committee to grant a number of different types of stock-based awards, other than one restricted stock grant made to Mr. Zwanziger in 2001, we have relied exclusively on stock options to provide equity incentive compensation. Stock options granted to our executive officers have historically had an exercise price equal to the fair market value of our common stock on the grant date, except that the options granted in February 2010 to our key executives, discussed in more detail below, as well as certain options granted to the key executives in July 2008, have a premium exercise price of $61.49. Our stock options have typically vested 25% per annum based upon continued employment over a four-year period, and generally have had terms expiring ten years after the date of grant. Stock option grants to our executive officers have been made in connection with the commencement of employment, in conjunction with an annual review of total compensation and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. Proposals to grant stock options to our executive officers in 2010 were made by our CEO to the Compensation Committee. With respect to proposals for grants made to our executive officers in 2010, the Committee reviewed consultant reports, as discussed above, individual performance, the executive’s existing compensation and other retention considerations. The Compensation Committee considered the estimated Black-Scholes valuation of each proposed stock option grant in determining the number of options subject to each grant in 2010. Generally, 2010 stock option grants for each named executive officer were based on the factors discussed above and were intended to be valued near the average of the range of the value of long-term incentive awards for executives in similar positions with similar responsibilities at comparable companies, although other elements of compensation, including salary, were also considered.

Generally, stock option grants to executive officers have been made in conjunction with meetings of the Board of Directors. In 2010, grants were made in accordance with the Board’s previously adopted stock option granting policy, which includes the following elements:

•	Options to purchase shares of our common stock shall be granted effective as of the last calendar day of the following months: February, April, June, August, October and December (each such date a “Grant Date”);

•	For each employee (or prospective employee) that is not (or, upon hire, will not be) subject to Section 16 of the Exchange Act, the CEO shall have the authority to grant, in his sole discretion, an option or options to purchase up to an aggregate of 5,000 shares of common stock (on an annual basis); provided, however, that total number of shares of common stock underlying such option grants shall not exceed 150,000 per calendar year.

•	The Compensation Committee must approve all other stock option grants. Grants by the Compensation Committee must be approved only at a meeting of the Compensation Committee with and in consultation with the other independent directors and not by written consent.

•	Grants of options to existing employees, shall be effective as of, and the grant date thereof shall for all purposes be deemed to be, the Grant Date following the date of approval (except that any grants subject to stockholder approval shall be effective as of the date of stockholder approval).

•	Options approved for new hires, including those hired through acquisitions, shall be effective as of, and the grant date thereof shall for all purposes be deemed to be, the Grant Date following the later of (i) the date of such approval or (ii) the date on which the new hire’s employment commences.

We have not adopted stock ownership guidelines for our executive officers.

For 2010, our Compensation Committee considered the fact that the value of the CEO’s total long-term incentive awards trailed the market at the 25th percentile and the value of the long-term incentive awards to our other key executives approximated the market at the 50th percentile. In February 2010, the Compensation Committee approved grants of stock options, or the February Grants, to purchase 250,000, 90,000 and 75,000 shares of common stock to Mr. Zwanziger, Dr. Scott and Dr. McAleer, respectively. While the closing price of our common stock on the date of grant was $39.02, these options were granted with a premium exercise price of $61.49, which was the offering price of a secondary offering of our common stock that we conducted in November 2007. Due to the premium exercise price and the fact that the price of our common stock would need to increase almost 65% in order for these option grants to be “in the money,” the Compensation Committee considered these grants to be stronger long-term incentives than standard option grants and in the best interest of our stockholders.

In determining Mr. Zwanziger’s February Grant, the Compensation Committee considered the analysis set forth in the Radford Report of the number of stock options required to deliver “market competitive” annual long-term incentives within the range of 2009 grants by our peer group. Taking that into consideration, coupled with the various factors described above, including Mr. Zwanziger’s cash compensation, prior equity grants, significant history and role in leading the Company, his expertise and experience and his performance and contribution to our overall goals and objectives, as well as the fact that the exercise price of the grant would be at a significant premium to the then current trading price of our common stock, the Compensation Committee discussed and adopted the February Grant in an effort to meet our total compensation objectives. While background, expertise and experience, and individual performance and contribution to our overall goals and objectives are all subjective measures, and are not based on any stated quantifiable objectives, they played an important role in the Compensation Committee’s overall decision-making process. These subjective factors were considered in the aggregate and, accordingly, no specific factor played a greater role in determining the grant.

In determining Dr. Scott’s February Grant, the Compensation Committee considered the analysis set forth in the Radford Report of the number of stock options required to deliver “market competitive” annual long-term incentives within the range of 2009 grants by our peer group. Taking that into consideration, coupled with the various factors described above, including Dr. Scott’s cash compensation, prior equity grants, significant history and role with the Company, his expertise and experience and his performance and contribution to our overall goals and objectives, as well as the fact that the exercise price of the grant would be at a significant premium to the then current trading price of our common stock, the Compensation Committee discussed and adopted the February Grant in an effort meet our total compensation objectives. While background, expertise and experience, and individual performance and contribution to our overall goals and objectives are all subjective measures, and are not based on any stated quantifiable objectives, they played an important role in the Compensation Committee’s overall decision-making process. These subjective factors were considered in the aggregate and, accordingly, no specific factor played a greater role in determining the grant.

In determining Dr. McAleer’s February Grant, the Compensation Committee considered the analysis set forth in the Radford Report of the number of stock options required to deliver “market competitive” annual long-term incentives within the range of 2009 grants by our peer group. Taking that into consideration, coupled with the various factors described above, including Dr. McAleer’s cash compensation, prior equity grants, significant history and role with the Company, his expertise and experience and his performance and contribution to our overall goals and objectives, as well as the fact that the exercise price of the grant would be at a significant premium to the then current trading price of our common stock, the Compensation Committee discussed and adopted the February Grant in an effort meet our total compensation objectives. While background, expertise and experience, and individual performance and contribution to our overall goals and objectives are all subjective measures, and are not based on any stated quantifiable objectives, they played an important role in the Compensation Committee’s overall decision-making process. These subjective factors were considered in the aggregate and, accordingly, no specific factor played a greater role in determining the grant.

As of June 30, 2010, Mr. Underwood was granted options to purchase 25,000 shares of common stock at an exercise price of $26.66 per share. The Compensation Committee considered an analysis of total compensation for comparable executives and determined that Mr. Underwood’s long-term incentive compensation remained below that of executives holding similar positions at comparable companies. In approving this grant, the Compensation Committee also considered the estimated Black-Scholes valuation of the proposed stock option grant, as well as Mr. Underwood’s background, expertise and experience, and individual performance and significant contributions to our overall goals and objectives. While many of these factors are subjective measures, and are not based on any stated quantified objectives, they played an important role in the Compensation Committee’s decision-making process. These subjective factors were considered in the aggregate and, accordingly, no specific factor played a greater role in determining the grants.

Other Compensation.  Other than as discussed below, our named executive officers did not have employment or severance agreements in 2010. The named executive officers were not eligible to participate in, and did not have any accrued benefits under, any company-sponsored defined benefit pension plan in 2010. They were eligible to, and in some case did, participate in defined contributions plans, such as a 401(k) plan, on the same terms as other employees. The terms of these defined contribution plans varied depending on the jurisdiction of employment of the executive. In addition, consistent with our compensation philosophy, the Compensation Committee maintained in 2010 generally the same benefits and perquisites for our executive officers as in prior years. The Compensation Committee believes that these benefits and perquisites provided to our executive officers in 2010 were lower than median competitive levels for comparable companies. Finally, all of our executives were eligible to participate in our other employee benefit plans, including, medical, dental, life and disability insurance.

Tax Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1,000,000 to certain of the named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. We have periodically reviewed the potential consequences of Section 162(m) and on occasion have sought to structure the performance-based portion of our executive compensation to comply with the exemptions available under Section 162(m). We believe that options granted in 2010 under our Option Plans generally qualify as performance-based compensation under Section 162(m). However, we reserve the right to use our judgment to authorize compensation payments that do not comply with these exemptions when we believe that such payments are appropriate and in the best interest of the stockholders, after taking into consideration changing business conditions or the applicable officer’s performance.

Compensation Committee Report

We, the Compensation Committee, have reviewed and discussed the Compensation and Discussion and Analysis beginning on page 67 of this annual report with management.

Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

THE COMPENSATION COMMITTEE

Carol R. Goldberg, Chairperson
Eli Y. Adashi, Member
Robert P. Khederian, Member

Compensation Committee Interlocks and Insider Participation

During 2010, the members of the Compensation Committee were Ms. Goldberg (Chairperson), Dr. Adashi and Mr. Khederian. No member of the Compensation Committee has ever been an officer or employee of ours or any of our subsidiaries. None of our executive officers serves as a director or member of the compensation committee of another entity in a case where an executive officer of such other entity serves as a director of ours or a member of our Compensation Committee.

Compensation of Executive Officers

Set forth below is information regarding the compensation of our Chief Executive Officer, our Chief Financial Officer, and our three other most highly compensated executive officers for the fiscal year 2010. Such officers are collectively referred to as the “named executive officers.”

Summary Compensation Table.  The following table sets forth information regarding the named executive officers’ compensation for the fiscal years 2010, 2009 and 2008. For our named executive officers, the amount of salary and bonus represented between 15% and 97% of the named executive officers’ total compensation for 2010.

Summary Compensation Table

				Option	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(2)	($)

Ron Zwanziger	2010	$900,000	—	$3,745,000	$2,838	$4,647,838
Chairman, Chief	2009	$900,000	$250,000	—	$713	$1,150,713
Executive Officer and	2008	$824,423	—	$1,366,500	$778	$2,191,701
President
David Teitel	2010	$300,000	—	—	$10,109	$310,109
Chief Financial Officer	2009	$300,000	$100,000	$490,566	$8,063	$898,629
	2008	$299,808	—	—	$7,678	$307,486
David Scott, Ph.D.(3)	2010	$543,767	—	$1,348,200	—	$1,891,967
Chief Scientific Officer	2009	$550,306	$125,000	—	—	$675,306
	2008	$622,791	—	$683,250	—	$1,306,041
Jerry McAleer, Ph.D.(3)	2010	$504,926	—	$1,123,500	—	$1,628,426
Senior Vice President,	2009	$510,998	$125,000	—	—	$635,998
Research & Development	2008	$553,581	—	$592,150	—	$1,145,731
Tom Underwood(4)	2010	$439,600	$462,666	$261,868	$10,092	$1,174,226
Chief Executive	2009	$439,600	$587,666	$752,000	$7,569	$1,786,835
Officer, Alere Health, LLC

(1)	These amounts represent the aggregate grant date fair value of stock option awards made during 2010, 2009 and 2008, respectively, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (FASB ASC Topic 718), excluding estimated forfeitures. See Note 14 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the relevant assumptions used in calculating these amounts.

(2)	The amounts in this column include for 2010: (a) matching contributions we made to our defined contribution plans in the amounts of $9,081 on behalf of Mr. Teitel and $9,379 on behalf of Mr. Underwood; and (b) life insurance premiums paid in the amounts of $2,838 on behalf of Mr. Zwanziger, $1,028 on behalf of Mr. Teitel and $713 on behalf of Mr. Underwood.

(3)	Salary and other cash compensation for these named executive officers were paid in British pounds. British pounds were converted to U.S. dollars using the average exchange rate for the year reported.

(4)	Mr. Underwood was not a named executive officer in 2008.

Grants of Plan-Based Awards.  The following table sets forth certain information with respect to options granted to the named executive officers in 2010.

Grants of Plan-Based Awards

			All Other		Grant
			Option		Date
			Awards:	Exercise	Fair
			Number of	or	Value
		Compensation	Securities	Base Price	of Stock
		Committee	Underlying	of Option	and
	Grant	Approval	Options	Awards	Option
Name	Date(1)	Date(1)	(#)(2)(3)	($ / Sh)(4)	Awards(5)

Ron Zwanziger	2-28-2010	2-4-2010	250,000	$61.49	$3,745,000
David Teitel	—	—	—	—	—
David Scott, Ph.D.	2-28-2010	2-4-2010	90,000	$61.49	$1,348,200
Jerry McAleer, Ph.D.	2-28-2010	2-4-2010	75,000	$61.49	$1,123,500
Tom Underwood	6-30-2010	5-20-2010	25,000	$26.66	$261,868

(1)	The grant dates of the options for the named executive officers are in accordance with our stock option granting policy, pursuant to which grants of options approved by the Compensation Committee for existing employees shall be effective as of the next “Grant Date” following the date of approval (except that any grants subject to stockholder approval shall be effective as of the date of stockholder approval). Under this policy, “Grant Date” means the last day of the following months: February, April, June, August, October and December.

(2)	All stock option awards were made under our 2001 Stock Option and Incentive Plan.

(3)	The terms of these options provide for vesting in four equal annual installments, commencing on the first anniversary of the date of grant and conditioned upon the recipient’s continued employment with the Company on the applicable vesting date. The options will expire on the tenth anniversary of the grant date or, if earlier, 3 months after the recipient’s employment terminates.

(4)	The exercise price of the stock option awards to the named executive officers is equal to, or at a premium to, the closing price of the common stock on the applicable Grant Date.

(5)	These amounts represent the aggregate grant date fair value of stock option awards made during 2010, calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See Note 14 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of the relevant assumptions used in calculating these amounts.

Outstanding Equity Awards at Fiscal Year-End.  The following table sets forth certain information with respect to unexercised options held by the named executive officers at the end of 2010.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised	Option
	Options		Options	Exercise	Option
	(#)		(#)(1)	Price	Expiration
Name	Exercisable		Unexercisable	($)	Date(2)

Ron Zwanziger	30,000	(3)	—	$14.92	2-12-2011
	65,000	(4)	—	$17.15	12-20-2011
	5,065		—	$15.55	8-23-2012
	7,576		—	$21.78	12-31-2013
	225,000		75,000	$39.72	5-17-2017
	75,000		75,000	$61.49	7-23-2018
	—		250,000	$61.49	2-28-2020
David Teitel	10,000		—	$21.38	12-11-2013
	10,000		—	$24.25	12-17-2014
	5,000		—	$34.40	10-4-2016
	20,000		—	$38.10	12-15-2016
	15,000		5,000	$48.14	8-31-2017
	5,896		17,685	$35.58	6-30-2019
	2,500		7,500	$38.01	10-30-2019
David Scott, Ph.D.	24,000	(3)	—	$14.92	2-12-2011
	199,691	(5)	—	$15.47	11-30-2011
	2,284		—	$15.60	9-3-2012
	5,252		—	$21.78	12-31-2013
	112,500		37,500	$39.72	5-17-2017
	37,500		37,500	$61.49	7-23-2018
	—		90,000	$61.49	2-28-2020
Jerry McAleer, Ph.D.	16,000	(3)	—	$14.92	2-12-2011
	189,706	(5)	—	$15.47	11-30-2011
	129,413	(6)	—	$16.76	12-2-2011
	1,805		—	$15.60	9-3-2012
	4,656		—	$21.78	12-31-2013
	93,750		31,250	$39.72	5-17-2017
	32,500		32,500	$61.49	7-23-2018
	—		75,000	$61.49	2-28-2020
Tom Underwood	12,500	(7)	12,500 (7)	$33.17	6-30-2018
	500		500	$18.91	12-31-2018
	3,000		9,000	$35.58	6-30-2019
	10,000		30,000	$35.60	8-31-2019
	—		25,000	$26.66	6-30-2020

(1)	Unless otherwise noted, options become exercisable in four equal annual installments beginning on the first anniversary of the date of grant.

(2)	Unless otherwise noted, the expiration date of each option occurs ten years after the date of grant of such option.

(3)	Options became fully exercisable on November 21, 2001.

(4)	Options became fully exercisable on December 20, 2001.

(5)	Options became exercisable in equal monthly installments beginning on November 30, 2001 and ending on November 30, 2005.

(6)	Options became exercisable in equal monthly installments beginning on December 3, 2001 and ending on December 3, 2004.

(7)	Fifty percent of the stock option granted to Mr. Underwood on June 30, 2008 became exercisable on the second anniversary of the date of grant. An additional twenty-five percent of the stock option will become exercisable on each of the third and fourth anniversaries of the date of grant, in each case subject to Mr. Underwood’s continued employment with the Company.

Option Exercises and Stock Vested.  None of the named executive officers exercised any stock options during 2010, and no named executive officer held any stock awards that vested during 2010.

Non-qualified Defined Contribution and Other Non-qualified Deferred Compensation Plans.  During 2010, our named executive officers did not participate in any non-qualified defined contribution or other deferred compensation plans.

Pension Benefits.  During 2010, our named executive officers did not participate in any plan that provides for specified retirement benefits, or payments and benefits that will be provided primarily following retirement, other than defined contribution plans, such as our 401(k) savings plan.

Employment Agreement and Potential Payments upon Termination or Change in Control.  On November 18, 2009, we entered into a retention and severance agreement with Tom Underwood in order to restructure change of control severance obligations existing under a 2007 agreement between Mr. Underwood and Matria Healthcare, Inc., a predecessor to Alere Health, LLC. On December 30, 2010, we entered into a letter agreement with Mr. Underwood amending a portion of the 2009 agreement. In addition to bonuses paid in 2009 and 2010, Mr. Underwood’s retention and severance agreement provides that we will pay an additional “stay bonus” in the amount of $462,666 to Mr. Underwood on July 1, 2011, as well as severance payable in a lump sum in the event of an involuntary termination without cause or a voluntary termination for good reason of Mr. Underwood’s employment with the Company. As consideration for these severance benefits, Mr. Underwood agreed that (i) for one year after his employment terminates, if less than all of the stay bonuses has been paid, or (ii) for two years after his employment terminates, if the full amount of all of the stay bonuses has been paid, he will not compete with us within the United States. As part of the 2009 agreement, Mr. Underwood also entered into our standard non-solicitation agreement.

The table below sets forth the estimated payments and benefits that would be provided to the extent that payments under Mr. Underwood’s agreement are triggered.

Name and Position	Date of Termination	Severance Payments		Benefits

Tom Underwood	On or before June 30, 2011	$462,666	(1)	$25,892	(3)
Chief Executive Officer, Alere	After June 30, 2011	$439,600	(2)	$1,554	(4)
Health, LLC

(1)	Represents the stay bonus payable on July 1, 2011, which would be accelerated and would exceed the value of 12 months of Mr. Underwood’s salary at December 31, 2010.

(2)	Represents 12 months of Mr. Underwood’s salary at December 31, 2010.

(3)	Represents the cost at December 31, 2010 of continuation of all group benefits for which executives are eligible at the time of termination for two years, including cell phone and auto insurance, based on the assumptions used for financial reporting purposes under generally accepted accounting principles.

(4)	Represents the cost at December 31, 2010 of life insurance and disability insurance coverage for one year, based on the assumptions used for financial reporting purposes under generally accepted accounting principles.

Our named executive officers are employees-at-will and do not otherwise have employment or severance contracts with us. Other than provisions in our Option Plans that provide for all stock options to automatically become fully exercisable and any stock awards to become vested and non-forfeitable in the event of a “change of control” as defined in the plans, there are no other contracts, agreements, plans or arrangements that provide for payments to our named executive officers at, following, or in connection with any termination of employment, change in control of the Company or a change in a named executive officer’s responsibilities. All of the outstanding stock options held by our named executive officers reported above under “Outstanding Equity Awards at Fiscal Year-End” were issued under our Option Plans and are subject to accelerated exercisability upon a change of control. The table below sets forth the value attributable to such an acceleration of exercisability.

Value Attributable to Acceleration of
Exercisability of Stock Options
Name	upon a Change of Control(1)

Ron Zwanziger	$—
David Teitel	$18,039
David Scott, Ph.D.	$—
Jerry McAleer, Ph.D.	$—
Tom Underwood	$339,400

(1)	Assumes the occurrence of a change of control of the Company on December 31, 2010. The value attributable to the acceleration of stock options equals the difference between the applicable option exercise prices and the closing sale price of our common stock as reported by the New York Stock Exchange on December 31, 2010, which was $36.60, multiplied by the number of shares underlying the options.

Risk Related to Compensation Policies

Our compensation policies and practices for our employees, including our executive compensation program described in our Compensation Discussion and Analysis, aim to provide a risk-balanced compensation package which is competitive in our market sectors and relevant to the individual executive. Historically, we have provided cash compensation in the form of base salary to meet competitive cash compensation norms and non-cash compensation, primarily in the form of stock-based awards, to reward superior performance against long-term strategic goals. This focus on base salary supplemented by long-term, non-cash compensation discourages short-term risk taking and provides motivation for employees to pursue the same strategic goals, including increasing shareholder value. For 2011 and beyond, the Compensation Committee has established a process pursuant to which we expect to award to certain executives and managers, upon satisfaction of applicable performance conditions and subject to future approval and grant by the Compensation Committee, option and cash awards on an annual basis. Applicable performance criteria include, for example, earnings per share targets, free cash flow targets and organic growth targets. Because both the option and cash awards contemplated under this process would vest over several years, we believe that the process continues to discourage short-term risk taking and to align the interest of our executives and managers with those of our shareholders. We do not believe that risks arising from these practices, or our compensation policies and practices considered as a whole, are reasonably likely to have a material adverse effect on us.

Compensation of Directors

The following table sets forth information regarding the compensation of our directors for 2010.

Director Compensation

	Fees Earned or
	Paid in Cash	Option Awards	Total
Name(1)	($)(2)	($)(3)	($)

Eli Adashi, M.D.	$75,500	$380,060	$455,560
Carol R. Goldberg	$14,333	$380,060	$394,393
Robert P. Khederian	$15,000	$380,060	$395,060
John F. Levy	$4,833	$557,429	$562,262
John A. Quelch, Ph.D.	$7,500	$468,750	$476,250
James Roosevelt, Jr.	$57,083	$557,429	$614,512
Peter Townsend	$13,667	$380,060	$393,727

(1)	Ron Zwanziger, Jerry McAleer and David Scott are not included in this table as they are employees of the Company and receive no compensation for their services as directors. The compensation received by Mr. Zwanziger, Dr. McAleer and Dr. Scott as employees of the Company are shown in the Summary Compensation Table above.

(2)	Dr. Adashi received cash payments of $18,750 each in April 2010, July 2010 and September 2010 and earned fees of $19,250 as of December 31, 2010, which amount was paid in January 2011. Ms. Goldberg earned fees of $14,333 as of December 31, 2010, which amount was paid in January 2011. Mr. Khederian earned fees of $15,000 as of December 31, 2010, which amount was paid in January 2011. Mr. Levy earned fees of $4,833 as of December 31, 2010, which amount was paid in January 2011. Mr. Quelch earned fees of $7,500 as of December 31, 2010, which amount was paid in January 2011. Mr. Roosevelt received cash payments of $18,750 each in April 2010 and July 2010 and $12,500 in September 2010 and earned fees of $7,083 as of December 31, 2010, which amount was paid in January 2011. Mr. Townsend earned fees of $13,667 as of December 31, 2010, which amount was paid in January 2011. The cash compensation paid to directors is described in more detail below.

(3)	These amounts represent the aggregate grant date fair value of stock option awards made during 2010 calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures. All awards represent stock-based compensation for services rendered for the period October 31, 2010 through June 30, 2013. Each non-employee director received a stock option award during 2010 having a grant date fair value of $380,060. In addition, based on their election to receive stock options in lieu of cash compensation, John F. Levy, John A. Quelch and James Roosevelt, Jr. each received a second option award during 2010 having a grant date fair value of $177,369, $88,690 and $177,369, respectively. See Note 14 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of the relevant assumptions used in calculating these amounts. As of December 31, 2010, each director had the following number of options outstanding: Eli Adashi: 41,515; Carol R. Goldberg: 86,518; Robert P. Khederian: 59,999; John F. Levy: 126,006; John A. Quelch: 115,540; James Roosevelt, Jr.: 57,156; and Peter Townsend: 49,868.

Upon their election to the Board during 2009, Dr. Adashi and Mr. Roosevelt were each awarded compensation for the first year of their service as a director of $75,000, payable quarterly in arrears, and an option to purchase 8,000 shares of our common stock. This package of cash compensation and stock options was intended to offer these new non-employee directors a level of total annual compensation similar to the annual compensation reflected in stock option grants made to our incumbent non-employee directors in October 2007, which vested over a three-year period. A portion of this cash compensation was paid in 2010.

During 2010, the Compensation Committee engaged Radford to assist the committee in assessing non-employee director compensation. The Compensation Committee considered, among other things, the merits of including a cash component in director compensation, the influence and preferences of RiskMetrics Group, and the demands placed upon the non-employee directors, given the acquisitive nature of the Company.

After reviewing the Radford data in May 2010, the Compensation Committee determined that the non-employee directors of the Company would receive a cash compensation of $70,000 annually, plus additional cash compensation for committee service as described in the table below, payable quarterly in arrears beginning with the third calendar quarter of 2010 and subject to their continued service on the Board and any applicable committees. Each director was afforded a one-time right to receive, in lieu of all or part of her or his cash compensation for the period October 31, 2010 through June 30, 2013, stock options of equal value calculated as described below.

Chair (Total Additional Cash Compensation)
— Audit	$24,000
— Compensation	$16,000
— Nominating and Corporate Governance	$10,000
Members other than the Chair (Total Additional Cash Compensation)
— Audit	$12,000
— Compensation	$8,000
— Nominating and Corporate Governance	$5,000

In addition to the cash compensation described above, on October 31, 2010, each of the non-employee directors received stock options to purchase a number of shares of our common stock calculated using a Black-Scholes model based on (i) an assumed aggregate value on the grant date equal to the sum of (a) $400,000, or $150,000 annually for the period October 31, 2010 through June 30, 2013, and (b) the total amount of any cash compensation foregone for that period at the election of the director, as described above, (ii) $29.55 per share, the closing price of our common stock on the New York Stock Exchange on the most recent trading day before the grant date and (iii) management estimates of other Black-Scholes variables, including estimated life and volatility. These options vest in three equal annual installments, beginning June 30, 2011.

Employee directors do not receive compensation for their services as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table furnishes information as to shares of our common stock beneficially owned by:

•	each person or entity known by us to beneficially own more than five percent of our common stock;

•	each of our directors;

•	each of our “named executive officers” (as defined in “Compensation Discussion and Analysis” on page 67); and

•	all of our directors and executive officers as a group.

Unless otherwise stated, beneficial ownership is calculated as of April 20, 2011. For the purpose of this table, a person, group or entity is deemed to have “beneficial ownership” of any shares that such person, group or entity has the right to acquire within 60 days after such date through the exercise of options or warrants.

	Common Stock
	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner(1)	Ownership(2)	Class(3)

Capital Research Global Investors(4)	8,871,248	10.38%
Manning & Napier Advisors, Inc.(5)	7,965,058	9.32%
Thornburg Investment Management Inc.(6)	4,602,565	5.38%
ValueAct Capital(7)	4,563,782	5.34%
Ron Zwanziger(8)	3,973,343	4.62%
David Scott, Ph.D.(9)	857,442	1.00%
Jerry McAleer, Ph.D.(10)	758,944	*
John F. Levy(11)	207,543	*
Carol Goldberg(12)	127,648	*
John A. Quelch, D.B.A.(13)	79,204	*
Dave Teitel(14)	71,334	*
Robert P. Khederian(15)	46,484	*
Tom Underwood(16)	26,000	*
Peter Townsend(17)	16,353	*
Eli Adashi, M.D.(18)	6,184	*
James Roosevelt, Jr.(19)	5,334	*
All current executive officers and directors (20 persons)(20)	6,759,241	7.70%

*	Represents less than 1%

(1)	The address of each director or executive officer (and any related persons or entities) is c/o the Company at its principal office.

(2)	Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.

(3)	The number of shares outstanding used in calculating the percentage for each person, group or entity listed includes the number of shares underlying options and warrants held by such person group, or entity that were exercisable within 60 days from April 20, 2011, but excludes shares of stock underlying options and warrants held by any other person, group or entity.

(4)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 11, 2011 by Capital Research Global Investors, a division of Capital Research and Management Company. The address provided therein for Capital Research Global Investors is 333 South Hope Street, Los Angeles, CA 90071.

(5)	This information is based on information contained in a Schedule 13G filed with the SEC on February 11, 2011 by Manning & Napier Advisors, Inc. Manning & Napier Advisors, Inc. reported that it has (i) sole voting power with respect to 5,480,598 shares and (ii) sole investment power with respect to 7,965,058 shares. The address provided therein for Manning & Napier Advisors, Inc. is 290 Woodcliff Drive, Fairport, NY 14450.

(6)	This information is based on information contained in a Schedule 13G filed with the SEC on January 24, 2011 by Thornburg Investment Management Inc. The address provided therein for Thornburg Investment Management Inc. is 2300 North Ridgetop Road, Santa Fe, New Mexico 87506.

(7)	This information is based on information contained in a Schedule 13D filed with the SEC on April 29, 2010 by ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P., and ValueAct Holdings GP, LLC, (collectively “ValueAct Capital”). The address provided therein for ValueAct Capital is 435 Pacific Avenue, Fourth Floor, San Francisco, CA 94133.

(8)	Consists of 3,421,408 shares of common stock, 36,794 shares of common stock issuable upon the exercise of warrants, and 515,141 shares of common stock underlying options exercisable within 60 days from April 20, 2011. Of the shares attributed to Mr. Zwanziger, 488,991 shares of common stock are owned by Ron Zwanziger as Trustee of the Zwanziger 2009 Annuity Trust, 224,276 shares of common stock are owned by Orit Goldstein as Trustee of the Zwanziger Family 2004 Irrevocable Trust and 1,652,476 shares of common stock and 36,794 shares of common stock issuable upon the exercise of warrants are owned by Zwanziger Family Ventures, LLC, a limited liability company managed by Mr. Zwanziger and his spouse. Of the other shares attributed to him, Mr. Zwanziger disclaims beneficial ownership of (i) 2,600 shares owned by his wife, Janet M. Zwanziger, (ii) 9,450 shares owned by the Zwanziger Goldstein Foundation, a charitable foundation for which Mr. Zwanziger and his spouse, along with three others, serve as directors, (iii) 273,500 shares owned by Ron Zwanziger as Trustee of the Zwanziger 2004 Revocable Trust, and (iv) 191,830 shares owned by Orit Goldstein as the Trustee of the Zwanziger Family Trust. Does not include 36,380 shares of common stock potentially acquirable by the Zwanziger Family Trust upon conversion of 3% senior subordinated notes at a conversion price of $43.98 per share.

(9)	Consists of 440,215 shares of common stock and 417,227 shares of common stock underlying options exercisable within 60 days from April 20, 2011.

(10)	Consists of 257,114 shares of common stock and 501,830 shares of common stock underlying options exercisable within 60 days from April 20, 2011.

(11)	Consists of 126,693 shares of common stock, 4,000 shares of common stock issuable upon the exercise of warrants, and 76,850 shares of common stock underlying options exercisable within 60 days from April 20, 2011. Includes 1,007 shares of common stock owned by a charitable remainder unitrust of which Mr. Levy disclaims beneficial ownership.

(12)	Consists of 74,645 shares of common stock and 53,003 shares of common stock underlying options exercisable within 60 days from April 20, 2011.

(13)	Consists of 5,000 shares of common stock and 74,204 shares of common stock underlying options exercisable within 60 days from April 20, 2011.

(14)	Consists of 2,938 shares of common stock and 68,396 shares of common stock underlying options exercisable within 60 days from April 20, 2011.

(15)	Consists of 20,000 shares of common stock and 26,484 shares of common stock underlying options exercisable within 60 days from April 20, 2011.

(16)	Consists of 26,000 shares of common stock underlying options exercisable within 60 days from April 20, 2011.

(17)	Consists of 16,353 shares of common stock underlying options exercisable within 60 days from April 20, 2011.

(18)	Consists of 850 shares of common stock and 5,334 shares of common stock underlying options exercisable within 60 days from April 20, 2011.

(19)	Consists of 5,334 shares of common stock underlying options exercisable within 60 days from April 20, 2011.

(20)	Consists of 4,435,281 shares of common stock, 40,794 shares of common stock issuable upon the exercise of warrants and 2,283,166 shares of common stock underlying options exercisable within 60 days from April 20, 2011.

In addition, the Zwanziger Family Trust, a trust for the benefit of Mr. Zwanziger’s children and the trustee of which is Mr. Zwanziger’s sister, and Mr. Underwood own, respectively, 11,087 shares and 4,229 shares of our Series B preferred stock. The shares of Series B preferred stock owned by the Zwanziger Family Trust and Mr. Underwood represent, both individually and in the aggregate, less than 1% of the outstanding shares of the Series B preferred stock. Mr. Zwanziger disclaims beneficial ownership of the Series B preferred stock owned by the Zwanziger Family Trust. We are not aware that any of our directors or executive officers beneficially owns any other shares of Series B preferred stock.

Equity Compensation Plan Information

The following table furnishes information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2010.

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued Upon		Weighted-Average	Equity Compensation Plans
	Exercise of Outstanding		Exercise Price	(Excluding Securities
	Options, Warrants and		of Outstanding Options,	Reflected in Column
Plan Category	Rights(1)		Warrants and Rights	(a)(2))
	(a)		(b)	(c)

Equity compensation plans approved by security holders	8,349,165		$35.81	1,685,882	(3)
Equity compensation plans not approved by security holders	35,000	(4)	$35.60	—
Total	8,384,165		$35.81	1,685,882	(3)

(1)	This table excludes an aggregate of 1,728,999 shares issuable upon exercise of outstanding options that we assumed in connection with various acquisition transactions. The weighted average exercise price of the excluded acquired options is $34.67.

(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2010, up to 905,505 shares under our 2010 Stock Option and Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, performance share awards or other equity-based awards.

(3)	Includes 780,377 shares issuable under our 2001 Employee Stock Purchase Plan.

(4)	Represents shares issuable upon exercise of outstanding options issued as inducement grants in connection with our acquisition of Concateno, plc. These options have terms which are substantially the same as options granted under our 2001 Stock Option and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has determined that the following directors are independent under the rules of the New York Stock Exchange: Dr. Adashi, Ms. Goldberg, Mr. Khederian, Mr. Levy, Dr. Quelch, Mr. Roosevelt and Mr. Townsend. The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each composed solely of directors who satisfy the applicable independence requirements of the New York Stock Exchange’s listing standards.

Policies and Procedures with Respect to Related Party Transactions

Our Audit Committee Charter requires that the Audit Committee, which is composed solely of independent directors, conduct an appropriate review of, and be responsible for the oversight of, all related party transactions on an ongoing basis. We do not have written policies or procedures governing the Audit Committee’s review of related party transactions but rely on the Audit Committee’s exercise of business judgment in reviewing such transactions.

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

Our Audit Committee engaged PricewaterhouseCoopers LLP, or PwC, on June 18, 2010 to serve as our independent registered public accounting firm during the fiscal year ended December 31, 2010.

We expect representatives of PwC to be present at our 2011 annual meeting of stockholders, that they will have the opportunity to make a statement at such meeting if they so desire, and that they will be available to respond to appropriate questions from stockholders.

Audit Fees

Aggregate audit fees billed by PwC for 2010 were $3,263,158. This includes $630,000 billed for professional services rendered in connection with its audit of our internal control over financial reporting in connection with the 2010 audit. Audit fees also include fees billed in connection with PwC’s review of our quarterly financial statements and audit services normally provided by the principal independent registered public accounting firm in connection with other statutory or regulatory filings. Aggregate audit fees billed by our prior independent registered public accounting firm, BDO USA, LLP, for 2009 were approximately $3,384,737. In addition, prior to our change of principal auditors BDO USA billed us for audit fees for 2010 in the amount of $488,800.

Audit-related Fees

Aggregate audit-related fees billed in 2010 by PwC and in 2009 by BDO USA were $309,909 and $484,650, respectively. Audit-related fees consist primarily of fees billed for professional services rendered by the firm for accounting consultations and services related to business acquisitions and financings.

Tax Fees

Aggregate tax fees billed in 2010 for 2010 tax-related services performed by PwC and BDO USA were $981,821 and $26,025, respectively. In addition, BDO USA billed us in 2010 for 2009 tax-related services in the amount of $600,000. Tax fees include fees billed for professional services rendered by the firm for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were billed by PwC or BDO USA, LLP for 2010 or 2009.

Pre-approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm other than permitted non-audit services estimated in good faith by the independent registered public accounting firm and management to entail fees payable of $25,000 or less on a project-by-project basis and which would also qualify for exemption from the pre-approval requirements of the Securities Exchange Act of 1934, as amended. No services were provided for 2010 or 2009 in reliance on this exemption. The authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present any services so pre-approved to the full Audit Committee at its next meeting.

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

Exhibit No. Description
2.1	Acquisition Agreement by and among Inverness Medical Innovations, Inc., ACON Laboratories, Inc., Azure Institute, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd., and Karsson Overseas Ltd. dated March 16, 2009 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, event date April 30, 2009, filed on April 30, 2009)***
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010)
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
4.1	Indenture, dated May 14, 2007, between the Company and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)
4.2	Indenture dated as of May 12, 2009 between Inverness Medical Innovations, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)

Exhibit No. Description
4.3	First Supplemental Indenture dated as of May 12, 2009 to Indenture dated as of May 12, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)
4.4	Second Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of Matria of New York Inc.) dated as of June 9, 2009 among Matria of New York Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to Matria of New York Inc.’s Registration Statement on Form 8-A filed on June 9, 2009)
4.5	Third Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of GeneCare Medical Genetics Center, Inc. and Alere CDM LLC) dated as of August 4, 2009 among GeneCare Medical Genetics Center, Inc., as guarantor, Alere CDM LLC, as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to GeneCare Medical Genetics Center, Inc. and Alere CDM LLC’s Registration Statement on Form 8-A filed on August 4, 2009)
4.6	Fourth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of ZyCare, Inc.) dated as of September 22, 2009 among ZyCare, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to ZyCare, Inc.’s Registration Statement on Form 8-A filed on September 24, 2009)
4.7	Fifth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Free & Clear, Inc. and Tapestry Medical, Inc.) dated as of November 25, 2009 among Free & Clear, Inc., as guarantor, Tapestry Medical, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to Free & Clear, Inc. and Tapestry Medical, Inc.’s Registration Statement on Form 8-A, filed on November 25, 2009)
4.8	Sixth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of RMD Networks, Inc.) dated as of February 1, 2010 among RMD Networks, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 to RMD Networks, Inc.’s Registration Statement on Form 8-A, filed on February 1, 2010)
4.9	Seventh Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.) dated as of March 1, 2010 among Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.’s, Registration Statement on Form 8-A, filed on March 2, 2010)
4.10	Eighth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc.) dated as of March 19, 2010 among Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.10 to Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc.’s Registration Statement on Form 8-A, filed on March 19, 2010)
4.11	Ninth Supplemental Indenture dated September 21, 2010 to Indenture date as of May 12, 2009 among Alere Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)

Exhibit No. Description
4.12		Indenture dated as of August 11, 2009 between Inverness Medical Innovations, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)
4.13		First Supplemental Indenture dated as of August 11, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)
4.14		Second Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantee of ZyCare, Inc.), dated as of September 22, 2009, among ZyCare, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009)
4.15		Fourth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of Free & Clear, Inc. and Tapestry Medical, Inc.), dated as of November 25, 2009, among Free & Clear, Inc., as guarantor, Tapestry Medical, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-4 filed on February 12, 2010 (File 333-164897))
4.16		Sixth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantee of RMD Networks, Inc.), dated as of February 1, 2010, among RMD Networks, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4 filed on February 12, 2010 (File 333-164897))
4.17		Eighth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.), dated as of March 1, 2010, among Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-4/A filed on March 26, 2010 (File 333-164897))
4.18		Tenth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of New Binax, Inc., New Biosite Incorporated, Alere NewCo, Inc., and Alere NewCo II, Inc.), dated as of March 19, 2010, among New Binax, Inc., New Biosite Incorporated, Alere NewCo, Inc., and Alere NewCo II, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-4/A filed on March 26, 2010 (File 333-164897))
4.19		Registration Rights Agreement dated as of September 28, 2009 among Inverness Medical Innovations, Inc., the Guarantors named therein, Jefferies & Company, Inc., Goldman Sachs & Co., and Wells Fargo Securities (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date September 28, 2009, filed on September 28, 2009)
4.20		Registration Rights Agreement dated September 21, 2010 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed September 21, 2010)
+10	.1	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed March 12, 2007)
+10	.2	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)

Exhibit No. Description
10.3		Option Agreement, dated as of May 17, 2007 among US CD LLC, SPD Swiss Precision Diagnostics GmbH, Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and Procter & Gamble RHD, Inc. (incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)
10.4		Post-Closing Covenants Agreement, dated as of November 21, 2001, by and among Johnson & Johnson, IMT, the Company, certain subsidiaries of IMT and certain subsidiaries of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
10.5		Amended and Restated Investor Rights Agreement, effective as of April 30, 2009, by and among Inverness Medical Innovations, Inc., Ron Zwanziger, ACON Laboratories, Inc., AXURE Institute, Inc., LBI, Inc., Oakville Hong Kong Co., Ltd., ACON Biotech (Hangzhou) Co., Ltd., Karsson Overseas Ltd., Manfield Top Worldwide Ltd., Jixun Lin and Feng Lin (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, event date April 30, 2009, filed on April 30, 2009)
10.6		Form of Warrant for the Purchase of Shares of Common Stock of the Company issued pursuant to the Note and Warrant Purchase Agreement dated as of December 14, 2001 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 20, 2001)
10.7		Warrant for the Purchase of Shares of Common Stock of the Company, dated as of March 31, 2005, issued to Roger Piasio (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 30, 2006)
10.8		Form of Warrant Agreement issued pursuant to the Note and Warrant Purchase Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 4, 2002)
‡10	.9	Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)
‡10	.10	Alere Inc. 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)
‡10	.11	Rules of Alere Inc. HM Revenue and Customs Approved Share Option Plan (2007), as amended (authorized for use under the Alere Inc. 2001 Stock Option and Incentive Plan and the Alere Inc. 2010 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)
*‡10	.12	Summary of Terms of Stock Option Agreements under Alere Inc. Stock Option Plans
‡10	.13	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010)
‡10	.14	Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)
10.15		Underwriting Agreement dated as of May 7, 2009 among Inverness Medical Innovations, Inc., the subsidiary guarantors named therein, UBS Securities LLC, Goldman, Sachs & Co., and Banc of America Securities LLC, as representatives of the several underwriters named in the Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)
10.16		Underwriting Agreement dated as of August 5, 2009 among Inverness Medical Innovations, Inc., the subsidiary guarantors named therein, Jefferies & Company, Inc., Goldman, Sachs & Co., and Wells Fargo Securities, LLC as representatives of the several underwriters named in the Underwriting Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

Exhibit No. Description
10.17		Purchase Agreement dated as of September 23, 2009 among Inverness Medical Innovations, Inc., the Guarantors named therein, Jefferies & Company, Inc., Goldman, Sachs & Co., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date September 28, 2009, filed on September 28, 2009)
10.18		Purchase Agreement dated September 15, 2010 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)
10.19		$1,050,000,000 First Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc, as Guarantor, The Lenders and L/C Issuers Party Hereto General Electric Capital Corporation, as Administrative Agent, Citizens Bank of Massachusetts, Fifth Third Bank and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services, Inc., as Co-Documentation Agents and UBS Securities LLC, as Joint Lead Arranger and Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.20		First Amendment to First Lien Credit Agreement dated as of November 15, 2007 among IM US Holdings, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 20, 2007)
*10	.21	Second Amendment to First Lien Credit Agreement dated as of December 17, 2009 among IM US Holdings, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders
*10	.22	Third Amendment to First Lien Credit Agreement dated as of December 7, 2010 among ALERE US HOLDINGS, LLC (f/k/a/ IM US Holdings, LLC), as Borrower, Alere Inc.(f/k/a/ Inverness Medical Innovations, Inc.), as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders
10.23		$250,000,000 Second Lien Credit Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, The Lenders General Electric Capital Corporation, as Administrative Agent and UBS Securities LLC, as Syndication Agent, Joint Lead Arranger and Sole Bookrunner (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
*10	.24	First Amendment to Second Lien Credit Agreement dated as of December 17, 2009 among IM US Holdings, LLC, as Borrower, Inverness Medical Innovations, Inc., as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders
*10	.25	Second Amendment to Second Lien Credit Agreement dated as of December 7, 2010 among ALERE US HOLDINGS, LLC (f/k/a IM US Holdings, LLC), as Borrower, Alere, Inc. (f/k/a/ Inverness Medical Innovations, Inc.), as a Guarantor, the Lenders signatory hereto and General Electric Capital Corporation, as collateral agent and administrative agent for the Lenders
10.26		First Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)
10.27		Second Lien Guaranty And Security Agreement dated as of June 26, 2007 among IM US HOLDINGS, LLC, as Borrower, and Each Grantor and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date June 26, 2007, filed on July 2, 2007)

Exhibit No. Description
‡10	.28	Retention and severance agreement, dated November 18, 2009 between Alere LLC and Thomas Underwood (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009)
*‡10	.29	Letter Agreement, dated December 30, 2010, between Alere Health, LLC and Thomas Underwood
**‡10	.30	Letter Agreement, dated May 14, 2010, between Alere Health, LLC and Gordon Norman
*21	.1	List of Subsidiaries of the Company as of February 22, 2011
**23	.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
**23	.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
**31	.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
**31	.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
**32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
**101		Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008, (b) our Consolidated Balance Sheets as of December 31, 2010 and 2009, (c) our Consolidated Statements of Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2010 and (e) the Notes to such Consolidated Financial Statements.

*	Previously filed

**	Filed herewith.

***	The Company agrees to furnish supplementally to the Securities and Exchange Commission (“the Commission”) a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

+	We have omitted portions of this exhibit which have been granted confidential treatment.

‡	Management contract or compensatory plan or arrangement, or amendment thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALERE INC.

Date: April 29, 2011

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

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except par value amounts)

			Common Stock				Accumulated
	Preferred Stock			$0.001	Additional		Other	Total			Total
	Number of		Number of	Par	Paid-in	Accumulated	Comprehensive	Stockholders’	Non-controlling	Total	Comprehensive
	Shares	Amount	Shares	Value	Capital	Deficit	Income (Loss)	Equity	Interest	Equity	Loss

BALANCE, DECEMBER 31, 2007	—	$—	76,789	$77	$2,937,143	$(371,822)	$21,269	$2,586,667	$869	$2,587,536
Issuance of Series B preferred stock in connection with acquisition of Matria Healthcare, Inc., net of issuance costs of $350	1,788	657,573	—	—	—	—	—	657,573	—	657,573
Issuance of common stock in connection with acquisitions, net of issuance costs of $219	—	—	580	—	20,945	—	—	20,945	—	20,945
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	—	—	1,062	1	20,712	—	—	20,713	—	20,713
Preferred stock dividends	91	13,928	—	—	(14,026)	—	—	(98)	—	(98)
Fair value associated with options exchanged in acquisitions	—	—	—	—	20,973	—	—	20,973	—	20,973
Stock-based compensation related to grants of common stock options	—	—	—	—	26,405	—	——	26,405	—	26,405
Stock option income tax benefits	—	—	—	—	17,542	—	—	17,542	—	17,542
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(562)	(562)	—	(562)	$(562)
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	(32,889)	(32,889)	—	(32,889)	(32,889)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	—	(11,614)	(11,614)	—	(11,614)	(11,614)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(5,049)	(5,049)	—	(5,049)	(5,049)
Earnings associated with non-controlling interests	—	—	—	—	—	—	—	—	167	167
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	(167)	(167)
Net loss	—	—	—	—	—	(21,768)	—	(21,768)	—	(21,768)	(21,768)

Total comprehensive loss											$(71,882)

BALANCE, DECEMBER 31, 2008	1,879	$671,501	78,431	$78	$3,029,694	$(393,590)	$(28,845)	$3,278,838	$869	$3,279,707

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

as of December 31, 2010. In connection with our purchase of shares from a certain minority shareholder, we incurred a compensation charge of $60.1 million, as a result of the transition of the day-to-day management control of the business to us.

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

costs and $0.2 million related to severance costs to involuntarily terminated employees. As of December 31, 2010, $0.3 million in facility exit costs remain unpaid. See Note 20 for additional restructuring charges related to the Panbio facility closure and integration.

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

7.875% senior notes for the year ended December 31, 2010, including amortization of deferred financing costs and original issue discounts, was $21.3 million. As of December 31, 2010, accrued interest related to the senior notes amounted to $8.2 million.

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

(d)	Warrants

The following is a summary of all warrant activity during the three years ended December 31:

			Weighted
	Number of		Average
	Shares	Exercise Price	Exercise Price
	(in thousands)

Warrants outstanding and exercisable, December 31, 2007	469	$3.81 - $29.78	$20.80
Exercised	(12)	$13.54 - $20.06	$19.64

Warrants outstanding and exercisable, December 31, 2008	457	$3.81 - $29.78	$20.83
Issued	4	$50.00	$50.00

Warrants outstanding and exercisable, December 31, 2009	461	$3.81 - $50.00	$21.09
Exercised	(105)	$3.81 - $29.78	$23.66
Cancelled	(113)	$20.06 - $29.78	$29.62

Warrants outstanding and exercisable, December 31, 2010	243	$13.54 - $50.00	$16.00

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)	Stockholders’ Equity (Continued)

The following table presents additional information related to warrants outstanding and exercisable at December 31, 2010:

	Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number of	Remaining	Average
Exercise Price	Shares	Contract Life	Exercise Price

$13.54 — $18.12	214	0.97 - 1.72	$14.43
$24.00	25	4.25	$24.00
$50.00	4	5.50	$50.00

	243	1.92	$16.00

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

As of December 31, 2010, we had approximately $156.1 million of domestic NOL and domestic capital loss carryforwards and $60.3 million of foreign NOL and foreign capital loss carryforwards, which either expire on various dates through 2030 or can be carried forward indefinitely. As of December 31, 2010, we had approximately $26.5 million of domestic R&D, foreign tax and AMT credits which either expire on various dates through 2030 or can be carried forward indefinitely. These loss carryforwards and tax credits are available to reduce future federal, state and foreign taxable income, if any. These loss carryforwards and tax credits are subject to review and possible adjustment by the appropriate tax authorities. The domestic NOL carryforwards include approximately $102.2 million of pre-acquisition losses. Our domestic NOLs and tax credits are subject to the Internal Revenue Service, or IRS, Code Section 382 limitation. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate. The acquired Section 382 limited amount for 2011 is approximately $74.8 million. In addition, the total NOL available for use in 2011 is approximately $132.8 million.

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

severance-related costs, $1.6 million related to transition costs, $0.4 million related to fixed asset and inventory write-offs and $3.4 million net recovery related to facility restoration and other facility exit costs. During the year ended December 31, 2009, we recorded $5.5 million in restructuring charges, of which $2.8 million related primarily to severance-related costs, $1.3 million related to transition costs, $0.7 million related to fixed asset and inventory write-offs, $0.3 million related to a pension plan curtailment charge and $0.4 million related to the acceleration of facility restoration costs. During the year ended December 31, 2008, we recorded $12.6 million in restructuring charges, including $6.9 million related to the acceleration of facility restoration costs, $4.8 million of fixed asset impairments, $1.1 million in severance costs, $0.7 million in early termination lease penalties and $0.9 million related to a pension plan curtailment gain associated with the Bedford employees being terminated. Of the $2.2 million charge included in operating income for the year ended December 31, 2010, substantially all was charged to our professional diagnostics business segment. Of the $5.1 million included in operating income for the year ended December 31, 2009, $0.6 million and $4.5 million was charged to our consumer diagnostics and professional diagnostics business segments, respectively. The $5.7 million included in operating income for the year ended December 31, 2008 was charged to our professional diagnostics business segment. Included in interest expense during the years ended December 31, 2010, 2009 and 2008 were charges of $0.1 million, $0.4 million and $6.9 million, respectively, related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease. We also recorded a net recovery of $3.5 million related to the facility lease obligation settlement during the year ended December 31, 2010, to other income (expense), net.

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

For comparative purposes, certain amounts for prior periods have been reclassified to conform to the current period classification.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net product sales	$—	$843,542	$740,371	$(111,510)	$1,472,403
Services revenue	—	608,482	53,703	—	662,185

Net product sales and services revenue	—	1,452,024	794,074	(111,510)	2,134,588
License and royalty revenue	—	10,003	16,167	(5,411)	20,759

Net revenue	—	1,462,027	810,241	(116,921)	2,155,347

Cost of net product sales	628	395,863	403,098	(111,264)	688,325
Cost of services revenue	—	304,269	21,017	—	325,286

Cost of net product sales and services revenue	628	700,132	424,115	(111,264)	1,013,611
Cost of license and royalty revenue	—	66	12,494	(5,411)	7,149

Cost of net revenue	628	700,198	436,609	(116,675)	1,020,760

Gross profit	(628)	761,829	373,632	(246)	1,134,587
Operating expenses:
Research and development	20,936	68,862	43,480	—	133,278
Sales and marketing	3,001	316,884	179,239	—	499,124
General and administrative	49,222	232,067	165,628	—	446,917
Goodwill impairment charge	—	1,006,357	—	—	1,006,357

Operating loss	(73,787)	(862,341)	(14,715)	(246)	(951,089)
Interest expense, including amortization of original
issue discounts and deferred financing costs	(136,772)	(74,718)	(10,431)	82,486	(139,435)
Other income (expense), net	85,600	(5,358)	24,982	(82,486)	22,738

Income (loss) from continuing operations before provision (benefit) for income taxes	(124,959)	(942,417)	(164)	(246)	(1,067,786)
Provision (benefit) for income taxes	(53,164)	3,631	19,602	—	(29,931)

Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	(71,795)	(946,048)	(19,766)	(246)	(1,037,855)
Equity in earnings of subsidiaries, net of tax	(946,694)	—	—	946,694	—
Equity earnings (losses) of unconsolidated entities, net of tax	2,024	—	8,680	(138)	10,566

Income (loss) from continuing operations	(1,016,465)	(946,048)	(11,086)	946,310	(1,027,289)
Income from discontinued operations, net of tax	573	9,727	1,097	—	11,397

Net income (loss)	(1,015,892)	(936,321)	(9,989)	946,310	(1,015,892)
Less: Net income attributable to non-controlling interests	—	—	1,418	—	1,418

Net income (loss) attributable to Alere Inc. and Subsidiaries	(1,015,892)	(936,321)	(11,407)	946,310	(1,017,310)
Preferred stock dividends	(24,235)	—	—	—	(24,235)

Net income (loss) available to common stockholders	$(1,040,127)	$(936,321)	$(11,407)	$946,310	$(1,041,545)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net product sales	$—	$877,135	$597,266	$(109,322)	$1,365,079
Services revenue	—	521,509	6,978	—	528,487

Net product sales and services revenue	—	1,398,644	604,244	(109,322)	1,893,566
License and royalty revenue	—	6,441	26,470	(3,836)	29,075

Net revenue	—	1,405,085	630,714	(113,158)	1,922,641

Cost of net product sales	380	432,168	334,699	(147,744)	619,503
Cost of services revenue	—	236,660	3,366	—	240,026

Cost of net product sales and services revenue	380	668,828	338,065	(147,744)	859,529
Cost of license and royalty revenue	—	(16)	12,742	(3,836)	8,890

Cost of net revenue	380	668,812	350,807	(151,580)	868,419

Gross profit	(380)	736,273	279,907	38,422	1,054,222
Operating expenses:
Research and development	21,302	62,115	29,431	—	112,848
Sales and marketing	1,063	317,235	123,348	—	441,646
General and administrative	58,598	217,531	80,904	—	357,033
Gain on dispositions	(2,682)	—	(673)	—	(3,355)

Operating income (loss)	(78,661)	139,392	46,897	38,422	146,050
Interest expense, including amortization of original issue discounts and deferred financing costs	(102,627)	(50,261)	(11,505)	57,595	(106,798)
Other income (expense), net	55,476	(4,584)	7,699	(57,595)	996

Income (loss) from continuing operations before provision (benefit) for income taxes	(125,812)	84,547	43,091	38,422	40,248
Provision (benefit) for income taxes	(35,006)	39,567	10,875	191	15,627

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(90,806)	44,980	32,216	38,231	24,621
Equity in earnings of subsidiaries, net of tax	124,336	—	—	(124,336)	—
Equity earnings of unconsolidated entities, net of tax	1,747	—	5,972	(93)	7,626

Income (loss) from continuing operations	35,277	44,980	38,188	(86,198)	32,247
Income (loss) from discontinued operations, net of tax	(1,096)	2,689	334	7	1,934

Net income (loss)	34,181	47,669	38,522	(86,191)	34,181
Less: Net income attributable to non-controlling interests	—	—	465	—	465

Net income (loss) attributable to Alere Inc. and Subsidiaries	34,181	47,669	38,057	(86,191)	33,716
Preferred stock dividends	(22,972)	—	—	—	(22,972)

Net income (loss) available to common stockholders	$11,209	$47,669	$38,057	$(86,191)	$10,744

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net product sales	$—	$782,085	$485,091	$(115,911)	$1,151,265
Services revenue	—	402,758	2,704	—	405,462

Net product sales and services revenue	—	1,184,843	487,795	(115,911)	1,556,727
License and royalty revenue	—	15,536	10,290	—	25,826

Net revenue	—	1,200,379	498,085	(115,911)	1,582,553

Cost of net product sales	358	369,916	286,307	(113,264)	543,317
Cost of services revenue	—	176,421	677	—	177,098

Cost of net product sales and services revenue	358	546,337	286,984	(113,264)	720,415
Cost of license and royalty revenue	—	3,759	6,438	(1,577)	8,620

Cost of net revenue	358	550,096	293,422	(114,841)	729,035

Gross profit	(358)	650,283	204,663	(1,070)	853,518
Operating expenses:
Research and development	22,693	53,342	35,793	—	111,828
Sales and marketing	1,693	289,071	91,043	132	381,939
General and administrative	36,447	186,423	72,189	—	295,059

Operating income (loss)	(61,191)	121,447	5,638	(1,202)	64,692
Interest expense, including amortization of original issue discounts and deferred financing costs	(90,328)	(72,435)	(15,986)	77,617	(101,132)
Other income (expense), net	78,604	(16,281)	13,442	(77,572)	(1,807)

Income (loss) from continuing operations before provision (benefit) for income taxes	(72,915)	32,731	3,094	(1,157)	(38,247)
Provision (benefit) for income taxes	(59,608)	44,690	(1,726)	—	(16,644)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(13,307)	(11,959)	4,820	(1,157)	(21,603)
Equity in earnings of subsidiaries, net of tax	(9,816)	—	—	9,816	—
Equity earnings (losses) of unconsolidated entities, net of tax	1,522	(23)	(379)	(70)	1,050

Income (loss) from continuing operations	(21,601)	(11,982)	4,441	8,589	(20,553)
Loss from discontinued operations, net of tax	—	(112)	(891)	(45)	(1,048)

Net income (loss)	(21,601)	(12,094)	3,550	8,544	(21,601)
Less: Net income attributable to non-controlling interests	—	—	167	—	167

Net income (loss) attributable to Alere Inc. and Subsidiaries	(21,601)	(12,094)	3,383	8,544	(21,768)
Preferred stock dividends	(13,989)	—	—	—	(13,989)

Net income (loss) available to common stockholders	$(35,590)	$(12,094)	$3,383	$8,544	$(35,757)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$101,813	$116,758	$182,735	$—	$401,306
Restricted cash	—	1,739	842	—	2,581
Marketable securities	—	914	1,180	—	2,094
Accounts receivable, net of allowances	—	202,578	194,570	—	397,148
Inventories, net	—	126,374	139,070	(7,724)	257,720
Deferred tax assets	33,483	19,256	4,372	—	57,111
Income tax receivable	—	1,383	—	—	1,383
Prepaid expenses and other current assets	7,815	22,709	44,390	—	74,914
Intercompany receivables	836,222	439,521	9,843	(1,285,586)	—

Total current assets	979,333	931,232	577,002	(1,293,310)	1,194,257
Property, plant and equipment, net	1,343	253,640	135,660	(133)	390,510
Goodwill	—	1,944,719	891,599	(5,018)	2,831,300
Other intangible assets with indefinite lives	—	12,900	15,283	—	28,183
Finite-lived intangible assets, net	12,698	1,198,979	495,904	—	1,707,581
Deferred financing costs, net, and other non-current assets	47,884	4,855	28,662	—	81,401
Investments in unconsolidated entities	3,589,973	1,196	42,700	(3,571,313)	62,556
Marketable securities	2,308	—	7,096	—	9,404
Deferred tax assets	—	—	25,182	—	25,182
Intercompany notes receivable	1,320,925	13,128	—	(1,334,053)	—

Total assets	$5,954,464	$4,360,649	$2,219,088	$(6,203,827)	$6,330,374

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$157	$6,984	$—	$16,891
Current portion of capital lease obligations	—	1,954	172	—	2,126
Accounts payable	6,938	62,562	57,344	—	126,844
Accrued expenses and other current liabilities	(104,072)	322,019	127,885	—	345,832
Payable to joint venture, net	—	(546)	3,333	—	2,787
Deferred gain on joint venture	16,309	—	272,069	—	288,378
Intercompany payables	414,977	294,920	576,058	(1,285,955)	—

Total current liabilities	343,902	681,066	1,043,845	(1,285,955)	782,858

Long-term liabilities:
Long-term debt, net of current portion	2,375,554	—	3,012	—	2,378,566
Capital lease obligations, net of current portion	—	1,267	135	—	1,402
Deferred tax liabilities	(34,729)	381,228	73,667	—	420,166
Other long-term liabilities	64,243	18,396	87,017	—	169,656
Intercompany notes payables	630,456	497,464	200,814	(1,328,734)	—

Total long-term liabilities	3,035,524	898,355	364,645	(1,328,734)	2,969,790

Redeemable non-controlling interest	—	—	—	—	—

Stockholders’ equity	2,575,038	2,781,228	807,910	(3,589,138)	2,575,038
Non-controlling interests	—	—	2,688	—	2,688

Equity	2,575,038	2,781,228	810,598	(3,589,138)	2,577,726

Total liabilities and equity	$5,954,464	$4,360,649	$2,219,088	$(6,203,827)	$6,330,374

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING BALANCE SHEET
December 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$294,137	$82,602	$116,034	$—	$492,773
Restricted cash	—	1,576	848	—	2,424
Marketable securities	—	947	—	—	947
Accounts receivable, net of allowances	—	188,355	166,098	—	354,453
Inventories, net	—	122,062	106,544	(7,067)	221,539
Deferred tax assets	36,907	27,947	1,638	—	66,492
Income tax receivable	—	1,107	—	—	1,107
Prepaid expenses and other current assets	8,160	25,077	39,838	—	73,075
Assets held for sale	—	53,545	603	—	54,148
Intercompany receivables	861,596	329,771	12,500	(1,203,867)	—

Total current assets	1,200,800	832,989	444,103	(1,210,934)	1,266,958
Property, plant and equipment, net	1,646	241,732	86,034	(5,024)	324,388
Goodwill	—	2,768,313	700,384	(5,339)	3,463,358
Other intangible assets with indefinite lives	—	21,120	22,524	—	43,644
Finite-lived intangible assets, net	20,854	1,267,148	398,425	—	1,686,427
Deferred financing costs, net, and other non-current assets	43,368	5,640	23,754	—	72,762
Investments in unconsolidated entities	3,836,524	367	38,443	(3,811,369)	63,965
Marketable securities	1,503	—	—	—	1,503
Deferred tax assets	—	—	20,987	—	20,987
Intercompany notes receivable	1,296,373	83,510	—	(1,379,883)	—

Total assets	$6,401,068	$5,220,819	$1,734,654	$(6,412,549)	$6,943,992

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$2,392	$6,828	$—	$18,970
Current portion of capital lease obligations	—	499	400	—	899
Accounts payable	2,580	63,204	60,538	—	126,322
Accrued expenses and other current liabilities	(110,283)	260,293	129,722	—	279,732
Payable to joint venture, net	—	(1,242)	1,775	—	533
Liabilities related to assets held for sale	—	11,556	2	—	11,558
Intercompany payables	306,869	275,316	621,683	(1,203,868)	—

Total current liabilities	208,916	612,018	820,948	(1,203,868)	438,014

Long-term liabilities:
Long-term debt, net of current portion	2,125,006	—	3,509	—	2,128,515
Capital lease obligations, net of current portion	—	698	242	—	940
Deferred tax liabilities	(48,246)	438,492	51,803	—	442,049
Deferred gain on joint venture	16,309	—	272,458	—	288,767
Other long-term liabilities	68,464	16,603	31,751	—	116,818
Intercompany notes payables	503,064	746,456	127,822	(1,377,342)	—

Total long-term liabilities	2,664,597	1,202,249	487,585	(1,377,342)	2,977,089

Stockholders’ equity	3,527,555	3,406,552	424,787	(3,831,339)	3,527,555
Non-controlling interests	—	—	1,334	—	1,334

Equity	3,527,555	3,406,552	426,121	(3,831,339)	3,528,889

Total liabilities and equity	$6,401,068	$5,220,819	$1,734,654	$(6,412,549)	$6,943,992

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities:
Net income (loss)	$(1,015,892)	$(936,321)	$(9,989)	$946,310	$(1,015,892)
Income from discontinued operations, net of tax	573	9,727	1,097	—	11,397

Income (loss) from continuing operations	(1,016,465)	(946,048)	(11,086)	946,310	(1,027,289)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	946,694	—	—	(946,694)	—
Non-cash interest expense including amortization of original issue discounts and write-off of deferred financing costs	12,301	289	1,168	—	13,758
Depreciation and amortization	1,125	266,013	106,130	(478)	372,790
Non-cash stock-based compensation expense	9,498	9,648	10,733	—	29,879
Impairment of inventory	—	261	587	—	848
Impairment of long-lived assets	—	1,473	(62)	—	1,411
Impairment of goodwill	—	1,006,357	—	—	1,006,357
Loss on sale of fixed assets	—	719	279	—	998
Gain on sale of marketable securities	(4,190)	—	(314)	—	(4,504)
Equity earnings of unconsolidated entities, net of tax	(2,023)	—	(8,680)	137	(10,566)
Deferred income taxes	3,215	(55,335)	(22,298)	—	(74,418)
Other non-cash items	1,260	1,368	1,174	—	3,802
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(4,300)	(5,060)	—	(9,360)
Inventories, net	—	(2,012)	(21,297)	464	(22,845)
Prepaid expenses and other current assets	303	4,092	3,915	—	8,310
Accounts payable	4,358	(1,529)	(11,917)	—	(9,088)
Accrued expenses and other current liabilities	(55,400)	58,379	19,223	—	22,202
Other non-current liabilities	(5)	120	(27,567)	—	(27,452)
Intercompany payable (receivable)	(162,963)	(273,166)	436,129	—	—

Net cash provided by (used in) continuing operations	(262,292)	66,329	471,057	(261)	274,833
Net cash provided by (used in) discontinued operations	849	(258)	—	—	591

Net cash provided by (used in) operating activities	(261,443)	66,071	471,057	(261)	275,424

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(82)	(56,922)	(39,498)	261	(96,241)
Proceeds from sale of property, plant and equipment	—	73	722	—	795
Cash paid for acquisitions and transaction costs,
net of cash acquired	(184,975)	(32,279)	(306,253)	—	(523,507)
Decrease (increase) in marketable securities	4,190	—	(1,008)	—	3,182
Net cash received from equity method investments	1,317	43	10,994	—	12,354
Increase in other assets	(5,600)	(695)	(6,605)	—	(12,900)

Net cash provided by (used in) continuing operations	(185,150)	(89,780)	(341,648)	261	(616,317)
Net cash provided by (used in) discontinued operations	(849)	61,445	2,000	—	62,596

Net cash provided (used in) by investing activities	(185,999)	(28,335)	(339,648)	261	(553,721)

Cash Flows from Financing Activities:
Decrease (increase) in restricted cash	—	(163)	22	—	(141)
Cash paid for financing costs	(13,045)	—	—	—	(13,045)
Proceeds from issuance of common stock, net of issuance costs	19,024	—	—	—	19,024
Proceeds on long-term debt	400,000	—	—	—	400,000
Repayment on long-term debt	(9,750)	—	—	—	(9,750)
Net repayments from revolving lines-of-credit	(142,000)	(2,180)	(2,601)	—	(146,781)
Excess tax benefit on exercised stock options	1,030	264	389	—	1,683
Principal payments of capital lease obligations	—	(1,501)	(366)	—	(1,867)
Purchase of non-controlling interest	—	—	(52,864)	—	(52,864)
Other	(141)	—	—	—	(141)

Net cash provided by (used in) continuing operations	255,118	(3,580)	(55,420)	—	196,118
Net cash provided by discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	255,118	(3,580)	(55,420)	—	196,118

Foreign exchange effect on cash and cash equivalents	—	—	(9,288)	—	(9,288)

Net increase (decrease) in cash and cash equivalents	(192,324)	34,156	66,701	—	(91,467)
Cash and cash equivalents, beginning of period	294,137	82,602	116,034	—	492,773

Cash and cash equivalents, end of period	$101,813	$116,758	$182,735	$—	$401,306

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations		Consolidated

Cash Flows from Operating Activities:
Net income (loss)	$34,181	$47,669	$38,522		$(86,191)	$34,181
Income (loss) from discontinued operations, net of tax	(1,096)	2,689	334		7	1,934

Income (loss) from continuing operations	35,277	44,980	38,188		(86,198)	32,247
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(124,336)	—	—		124,336	—
Non-cash interest expense including amortization of original issue discounts and write-off of deferred financing costs	9,710	—	713		—	10,423
Depreciation and amortization	1,475	251,388	59,828		(256)	312,435
Non-cash stock-based compensation expense	7,463	10,206	10,551		—	28,220
Impairment of inventory	—	—	1,467		—	1,467
Impairment of long-lived assets	—	5,620	1,363		—	6,983
Loss on sale of fixed assets	4	1,150	51		—	1,205
Equity earnings of unconsolidated entities, net of tax	(1,747)	—	(5,972)		93	(7,626)
Deferred income taxes	(5,292)	(29,556)	44,820		(19,096)	(9,124)
Other non-cash items	292	1,835	1,137		—	3,264
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(4,785)	(43,950)		12,280	(36,455)
Inventories, net	—	30,679	(12,666)		(34,438)	(16,425)
Prepaid expenses and other current assets	(4,741)	2,686	11,136		—	9,081
Accounts payable	(1,979)	844	3,252		—	2,117
Accrued expenses and other current liabilities	27,045	7,015	(79,505)		—	(45,445)
Other non-current liabilities	1,126	4,529	(8,364)		—	(2,709)
Intercompany payable (receivable)	(66,879)	(252,429)	319,308		—	—

Net cash provided by (used in) continuing operations	(122,582)	74,162	341,357		(3,279)	289,658
Net cash provided by (used in) discontinued operations	(1,096)	(1,097)	59		7	(2,127)

Net cash provided by (used in) operating activities	(123,678)	73,065	341,416		(3,272)	287,531

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(610)	(70,674)	(32,594)		3,272	(100,606)
Proceeds from sale of property, plant and equipment	—	454	349		—	803
Cash received (paid) for acquisitions and transaction costs, net of cash acquired	(203,460)	15,455	(280,522)			(468,527)
Net cash received from equity method investments	980	—	11,580		—	12,560
Increase in other assets	(20,000)	(7,313)	(407)		—	(27,720)

Net cash provided by (used in) continuing operations	(223,090)	(62,078)	(301,594)		3,272	(583,490)
Net cash used in discontinued operations	—	(237)	—		—	(237)

Net cash provided by (used in) investing activities	(223,090)	(62,315)	(301,594)		3,272	(583,727)

Cash Flows from Financing Activities:
Decrease (increase) in restricted cash	4	(417)	831		—	418
Cash paid for financing costs	(17,756)	—	—		—	(17,756)
Proceeds from issuance of common stock, net of issuance costs	30,015	—	—		—	30,015
Proceeds on long-term debt	631,176	312	(311)		—	631,177
Repayment on long-term debt	(10,325)	(3,054)	2,324		—	(11,055)
Net repayments from revolving lines-of-credit	—	—	(7,251)		—	(7,251)
Excess tax benefit on exercised stock options	2,758	5,813	698		—	9,269
Principal payments of capital lease obligations	—	(584)	(214)		—	(798)
Other	(153)	—	—		—	(153)

Net cash provided by (used in) continuing operations	635,719	2,070	(3,923)		—	633,866
Net cash used in discontinued operations	—	(12)	—		—	(12)

Net cash provided by (used in) financing activities	635,719	2,058	(3,923)		—	633,854

Foreign exchange effect on cash and cash equivalents	3,443	—	10,348		—	13,791

Net increase in cash and cash equivalents	292,394	12,808	46,247		—	351,449
Cash and cash equivalents, beginning of period	1,743	69,794	69,787		—	141,324

Cash and cash equivalents, end of period	$294,137	$82,602	$116,034	$		$492,773

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)	Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash Flows from Operating Activities:
Net income (loss)	$(21,601)	$(12,094)	$3,550	$8,544	$(21,601)
Loss from discontinued operations, net of tax	—	(112)	(891)	(45)	(1,048)

Income (loss) from continuing operations	(21,601)	(11,982)	4,441	8,589	(20,553)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	9,816	—	—	(9,816)	—
Non-cash interest expense including amortization of original issue discounts and write-off of deferred financing costs	5,930	—	—	—	5,930
Depreciation and amortization	953	221,444	43,257	—	265,654
Non-cash stock-based compensation expense	7,563	10,661	8,181	—	26,405
Impairment of inventory	—	2,300	1,893	—	4,193
Impairment of long-lived assets	—	6,117	13,914	—	20,031
Loss (gain) on sale of fixed assets	(1)	255	523	—	777
Equity earnings of unconsolidated entities, net of tax	(1,522)	23	379	70	(1,050)
Deferred income taxes	2,587	(27,474)	(16,827)	—	(41,714)
Other non-cash items	2,714	1,680	(16)	—	4,378
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(28,321)	(12,225)	1,000	(39,546)
Inventories, net	—	(24,331)	(12,677)	(4,937)	(41,945)
Prepaid expenses and other current assets	616	11,645	(24,758)	5,111	(7,386)
Accounts payable	(84)	9,669	(2,392)	—	7,193
Accrued expenses and other current liabilities	(137,817)	95,196	15,181	(1,651)	(29,091)
Other non-current liabilities	(1,173)	139	4,434	—	3,400
Intercompany payable (receivable)	224,817	(282,154)	53,396	3,941	—

Net cash provided by continuing operations	92,798	(15,133)	76,704	2,307	156,676
Net cash used in discontinued operations	—	(7,348)	(1,439)	(45)	(8,832)

Net cash provided by (used in) operating activities	92,798	(22,481)	75,265	2,262	147,844

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(1,009)	(42,149)	(24,220)	1,679	(65,699)
Proceeds from sale of property, plant and equipment	—	96	974	—	1,070
Cash received (paid) for acquisitions and transaction costs, net of cash acquired	(470,393)	10,185	(189,691)	—	(649,899)
Net cash received (paid) from equity method investments	1,372	(1,113)	11,874	—	12,133
Decrease (increase) in other assets	(1,000)	(4,932)	(4,568)	—	(10,500)

Net cash provided by (used in) continuing operations	(471,030)	(37,913)	(205,631)	1,679	(712,895)
Net cash used in discontinued operations	—	(437)	—	—	(437)

Net cash provided by (used in) investing activities	(471,030)	(38,350)	(205,631)	1,679	(713,332)

Cash Flows from Financing Activities:
Decrease (increase) in restricted cash	—	(1,145)	140,349	—	139,204
Issuance costs associated with preferred stock	(350)	—	—	—	(350)
Cash paid for financing costs	(1,401)	—	—	—	(1,401)
Proceeds from issuance of common stock, net of issuance costs	20,675	—	—	—	20,675
Repayment on long-term debt	(9,750)	(4,037)	—	—	(13,787)
Net proceeds (repayments) from revolving lines-of-credit	142,000	(2,320)	(2,438)	—	137,242
Excess tax benefit on exercised stock options	679	16,568	295	—	17,542
Principal payments of capital lease obligations	—	(362)	(596)	—	(958)
Other	(56)	—	—	—	(56)

Net cash provided by (used in) continuing operations	151,797	8,704	137,610	—	298,111
Net cash used in discontinued operations	—	(342)	—	—	(342)

Net cash provided by (used in) financing activities	151,797	8,362	137,610	—	297,769

Foreign exchange effect on cash and cash equivalents	—	(866)	(882)	(3,941)	(5,689)

Net increase (decrease) in cash and cash equivalents	(226,435)	(53,335)	6,362	—	(273,408)
Cash and cash equivalents, beginning of period	228,178	123,129	63,425	—	414,732

Cash and cash equivalents, end of period	$1,743	$69,794	$69,787	$—	$141,324