Form 10-Q
period 2011-03-31
ALERE INC.
filed 2011-05-09
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of May 2, 2011 was 85,509,607.

ALERE INC.
REPORT ON FORM 10-Q
For the Quarterly Period Ended March 31, 2011
     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2010 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these risk factors, and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
     Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
a) Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	3
b) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	4
c) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	5
d) Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	39
PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 6. Exhibits	41
SIGNATURE	42
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALERE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Net product sales	$407,243	$350,101
Services revenue	167,552	159,304

Net product sales and services revenue	574,795	509,405
License and royalty revenue	7,669	5,849

Net revenue	582,464	515,254

Cost of net product sales	189,687	163,705
Cost of services revenue	84,716	75,785

Cost of net product sales and services revenue	274,403	239,490
Cost of license and royalty revenue	1,854	1,807

Cost of net revenue	276,257	241,297

Gross profit	306,207	273,957
Operating expenses:
Research and development	36,542	30,993
Sales and marketing	133,209	119,591
General and administrative	105,551	94,663

Total operating expenses	275,302	245,247

Operating income	30,905	28,710
Interest expense, including amortization of original issue discounts and deferred financing costs	(38,305)	(33,135)
Other income (expense), net	2,336	3,044

Loss from continuing operations before provision (benefit) for income taxes	(5,064)	(1,381)
Provision (benefit) for income taxes	(4,330)	446

Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	(734)	(1,827)
Equity earnings of unconsolidated entities, net of tax	1,011	4,040

Income from continuing operations	277	2,213
Income from discontinued operations, net of tax	—	11,946

Net income	277	14,159
Less: Net income (loss) attributable to non-controlling interests	62	(670)

Net income attributable to Alere Inc. and Subsidiaries	215	14,829
Preferred stock dividends	(5,809)	(5,853)
Preferred stock repurchase	13,688	—

Net income available to common stockholders	$8,094	$8,976

Basic net income per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) from continuing operations	$0.09	$(0.03)
Income from discontinued operations, net of tax	—	0.14

Net income per common share	$0.09	$0.11

Diluted net income per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) from continuing operations	$0.09	$(0.03)
Income from discontinued operations, net of tax	—	0.14

Net income per common share	$0.09	$0.11

Weighted average shares-basic	85,362	83,806

Weighted average shares-diluted	86,953	83,806

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$318,666	$401,306
Restricted cash	2,612	2,581
Marketable securities	980	2,094
Accounts receivable, net of allowances of $26,222 and $20,381 at March 31, 2011 and December 31, 2010, respectively	406,943	397,148
Inventories, net	251,841	257,720
Deferred tax assets	57,267	57,111
Income tax receivable	3,812	1,383
Receivable from joint venture, net	8,549	—
Prepaid expenses and other current assets	100,363	74,914

Total current assets	1,151,033	1,194,257
Property, plant and equipment, net	401,425	390,510
Goodwill	2,871,735	2,831,300
Other intangible assets with indefinite lives	28,091	28,183
Finite-lived intangible assets, net	1,673,098	1,707,581
Deferred financing costs, net, and other non-current assets	58,315	57,529
Receivable from joint venture, net of current portion	17,668	23,872
Investments in unconsolidated entities	63,388	62,556
Marketable securities	3,652	9,404
Deferred tax assets	25,637	25,182

Total assets	$6,294,042	$6,330,374

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$17,790	$16,891
Current portion of capital lease obligations	2,200	2,126
Accounts payable	126,144	126,844
Accrued expenses and other current liabilities	322,374	345,832
Payable to joint venture, net	—	2,787
Deferred gain on joint venture	288,824	288,378

Total current liabilities	757,332	782,858

Long-term liabilities:
Long-term debt, net of current portion	2,382,280	2,378,566
Capital lease obligations, net of current portion	2,089	1,402
Deferred tax liabilities	413,714	420,166
Other long-term liabilities	168,594	169,656

Total long-term liabilities	2,966,677	2,969,790

Commitments and contingencies (Note 16)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $771,674 at March 31, 2011 and $836,222 at December 31, 2010);
Authorized: 2,300 shares; Issued and outstanding: 1,929 shares at March 31, 2011 and 2,091 shares at December 31, 2010	661,175	718,554
Common stock, $0.001 par value;
Authorized: 200,000 shares; Issued and outstanding: 85,452 shares at March 31, 2011 and 84,904 shares at December 31, 2010	85	85
Additional paid-in capital	3,247,076	3,232,997
Accumulated deficit	(1,363,281)	(1,377,184)
Treasury stock, at cost, 41 shares at March 31, 2011 and 24 shares at December 31, 2010	(722)	(104)
Accumulated other comprehensive income	22,950	690

Total stockholders’ equity	2,567,283	2,575,038
Non-controlling interests	2,750	2,688

Total equity	2,570,033	2,577,726

Total liabilities and equity	$6,294,042	$6,330,374

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$277	$14,159
Income from discontinued operations, net of tax	—	11,946

Income from continuing operations	277	2,213
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	3,603	3,292
Depreciation and amortization	94,975	89,248
Non-cash stock-based compensation expense	5,808	7,570
Impairment of inventory	294	195
Impairment of long-lived assets	230	(34)
Impairment of intangible assets	2,935	—
Loss on sale of fixed assets	479	213
Gain on sales of marketable securities	(333)	—
Equity earnings of unconsolidated entities, net of tax	(1,011)	(4,040)
Deferred income taxes	(13,238)	(10,988)
Other non-cash items	1,606	(2,681)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(5,339)	8,759
Inventories, net	11,063	(10,415)
Prepaid expenses and other current assets	(24,473)	2,683
Accounts payable	(5,935)	(8,845)
Accrued expenses and other current liabilities	14,795	(9,112)
Other non-current liabilities	1,424	2,238

Net cash provided by continuing operations	87,160	70,296
Net cash used in discontinued operations	—	(172)

Net cash provided by operating activities	87,160	70,124
Cash Flows from Investing Activities:

Purchases of property, plant and equipment	(28,944)	(17,286)
Proceeds from sale of property, plant and equipment	204	166
Proceeds from disposition of business	11,490	—
Cash paid for acquisitions, net of cash acquired	(94,899)	(338,384)
Proceeds from sales of marketable securities	6,982	—
Net cash received from equity method investments	—	8,221
Increase in other assets	(12,102)	(1,412)

Net cash used in continuing operations	(117,269)	(348,695)
Net cash provided by discontinued operations	—	63,446

Net cash used in investing activities	(117,269)	(285,249)

Cash Flows from Financing Activities:
Decrease in restricted cash	3	161
Cash paid for financing costs	(80)	(875)
Cash paid for contingent purchase price consideration	(13,222)	—
Proceeds from issuance of common stock, net of issuance costs	11,824	10,634
Repurchase of preferred stock	(49,380)	—
Proceeds from long-term debt	937	—
Payments on long-term debt	(3,600)	(2,437)
Net proceeds (payments) under revolving credit facilities	133	(2,320)
Repurchase of common stock	(618)	—
Excess tax benefits on exercised stock options	1,169	1,421
Principal payments on capital lease obligations	(653)	(252)
Other	(244)	(38)

Net cash provided by (used in) financing activities	(53,731)	6,294

Foreign exchange effect on cash and cash equivalents	1,200	(8,612)

Net decrease in cash and cash equivalents	(82,640)	(217,443)
Cash and cash equivalents, beginning of period	401,306	492,773

Cash and cash equivalents, end of period	$318,666	$275,330

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation of Financial Information
     The accompanying consolidated financial statements of Alere Inc. are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair presentation. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. Our audited consolidated financial statements for the year ended December 31, 2010 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, or SEC, on April 29, 2011. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010.
     Certain reclassifications of prior period amounts have been made to conform to current period presentation. These reclassifications had no effect on net income or equity.
(2) Cash and Cash Equivalents
     We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2011, our cash equivalents consisted of money market funds.
(3) Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$75,618	$81,640
Work-in-process	55,314	61,849
Finished goods	120,909	114,231

	$251,841	$257,720

(4) Stock-based Compensation
     We recorded stock-based compensation expense in our consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of sales	$350	$407
Research and development	945	2,365
Sales and marketing	959	1,013
General and administrative	3,554	3,785

	5,808	7,570
Benefit for income taxes	(1,286)	(1,421)

Stock-based compensation, net of tax	$4,522	$6,149

(5) Net Income per Common Share
     The following table sets forth the computation of basic and diluted net income per common share for the periods presented (in thousands, except per share data):

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Numerator:
Income from continuing operations	$277	$2,213
Preferred stock dividends	(5,809)	(5,853)
Preferred stock repurchase	13,688	—

Income (loss) from continuing operations attributable to common shares	8,156	(3,640)
Less: Net income (loss) attributable to non-controlling interest	62	(670)

Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	8,094	(2,970)
Income from discontinued operations	—	11,946

Net income available to common stockholders	$8,094	$8,976

Denominator:
Weighted-average common shares outstanding — basic	85,362	83,806
Effect of dilutive securities:
Stock options	1,348	—
Warrants	136	—
Potentially issuable shares of common stock associated with contingent consideration arrangements	107	—

Weighted-average common shares outstanding — diluted	86,953	83,806

Net income per common share — basic:
Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$0.09	$(0.03)
Income from discontinued operations	—	0.14

Net income per common share — basic	$0.09	$0.11

Net income per common share — diluted:
Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$0.09	$(0.03)
Income from discontinued operations	—	0.14

Net income per common share — diluted	$0.09	$0.11

     For the three months ended March 31, 2011 and 2010, anti-dilutive shares of 14,877 and 17,390, respectively, were excluded from the computations of diluted net income per common share.
(6) Stockholders’ Equity
     (a) Preferred Stock
     For the three months ended March 31, 2011 and 2010, Series B preferred stock dividends amounted to $5.8 million and $5.9 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net income per common share for each of the respective periods. As of April 15, 2011, payments have been made covering all dividend periods through March 31, 2011.
     (b) Share Repurchases
     In December 2010, our Board of Directors authorized the repurchase of up to $50.0 million of our common or preferred stock. During the first quarter of 2011, under this authorization we repurchased, in the open market and privately-negotiated transactions, 183,000 shares of our Series B preferred stock, which were convertible into approximately 1.1 million shares of our common stock, at a cost of approximately $49.4 million, which we paid in cash. Under this same authorization, we completed this repurchase program by repurchasing 16,700 shares of our common stock at a cost of approximately $0.6 million, which we paid in cash. The repurchase of the preferred stock at an average cost of $269.84 per preferred share, an amount less than the weighted average fair value of the preferred shares at issuance, resulted in the allocation of $13.7 million of income attributable to common shareholders.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     In March 2011, our Board of Directors authorized an additional repurchase of up to $50.0 million of our preferred or common stock.
(7) Comprehensive Income (Loss)
     The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income (loss) for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income attributable to Alere Inc. and subsidiaries	$215	$14,829

Other comprehensive income (loss), net of tax:
Changes in cumulative translation adjustment	21,515	(17,962)
Unrealized losses on available for sale securities	(215)	(241)
Unrealized gains (losses) on interest rate swaps	988	(734)
Minimum pension liability adjustment	(28)	328

Total other comprehensive income (loss)	22,260	(18,609)

Total comprehensive income (loss)	$22,475	$(3,780)

     A summary of the changes in stockholders’ equity and non-controlling interest comprising total equity for the three months ended March 31, 2011 and 2010 is provided below (in thousands):

	Three Months Ended March 31,
	2011			2010
	Total	Non-		Total	Non-
	Stockholders’	controlling		Stockholders’	controlling
	Equity	Interest	Total Equity	Equity	Interest	Total Equity
Equity, beginning of period	$2,575,038	$2,688	$2,577,726	$3,527,555	$1,334	$3,528,889
Issuance of common stock and warrants in connection with acquisitions	1,000	—	1,000	—	—	—
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	11,824	—	11,824	10,634	—	10,634
Repurchase of common stock	(618)	—	(618)	—	—	—
Repurchase of preferred stock	(49,380)	—	(49,380)	—	—	—
Preferred stock dividends	(33)	—	(33)	(51)	—	(51)
Stock-based compensation related to grants of common stock options	5,808	—	5,808	7,570	—	7,570
Excess tax benefits on exercised stock options	1,169	—	1,169	284	—	284
Non-controlling interest from acquisitions	—	—	—	—	19,454	19,454
Redeemable non-controlling interest in subsidiaries’ income	—	—	—	—	396	396
Net income (loss)	215	62	277	14,829	(670)	14,159
Total other comprehensive income (loss)	22,260	—	22,260	(18,609)	—	(18,609)

Equity, end of period	$2,567,283	$2,750	$2,570,033	$3,542,212	$20,514	$3,562,726

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(8) Business Combinations
     Acquisitions are accounted for using the acquisition method and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. During the three months ended March 31, 2011 and 2010, we expensed acquisition-related costs of $1.9 million and $4.0 million, respectively, in general and administrative expense.
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
     Allocation of the purchase price for acquisitions is based on estimates of the fair value of the net assets acquired and, for acquisitions completed within the past year, is subject to adjustment upon finalization of the purchase price allocation. We are not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates. Determination of the estimated useful lives of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets based on patterns on which the respective economic benefits are expected to be realized.
     (a) Acquisitions in 2011
     During 2011, we acquired the following businesses for a preliminary aggregate purchase price of $75.3 million, which consisted of cash payments totaling $64.1 million, 25,463 shares of our common stock with an acquisition date fair value of $1.0 million, contingent consideration obligations with an aggregate acquisition date fair value of $4.2 million and deferred purchase price consideration of $2.1 million.
•	90% interest in BioNote, Inc., or BioNote, headquartered in South Korea, a manufacturer of diagnostic products for the veterinary industry (Acquired January 2011). We previously owned a 10% interest in BioNote.
•	assets, including domain name, of Pregnancy.org, LLC, or Pregnancy.org, a U.S.-based company providing a website for preconception, pregnancy and newborn care content, tools and sharing (Acquired January 2011)
•	Home Telehealth Limited, subsequently renamed Alere Connected Health Limited, or Alere Connected Health, located in Cardiff, Wales, a company that focuses on delivering integrated, comprehensive services and programs to health and social care providers and insurers (Acquired February 2011)
•	Bioeasy Diagnostica Ltda., or Bioeasy, located in Belo Horizonte, Brazil, a company that markets and sells rapid diagnostic tests and systems for laboratory diagnosis, prevention and monitoring of immunological diseases and fertility (Acquired March 2011)
     The operating results of BioNote and Bioeasy are included in our professional diagnostics reporting unit and business segment. The operating results of Pregnancy.org and Alere Connected Health are included in our health management reporting unit and business segment. Our consolidated statement of operations for the three months ended March 31, 2011 included revenue totaling approximately $3.0 million related to these businesses. Goodwill has been recognized in all of the acquisitions and amounted to approximately $41.9 million. Goodwill related to the acquisition of Pregnancy.org, which totaled $1.3 million, is expected to be deductible for tax purposes.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     A summary of the preliminary aggregate purchase price allocation for the acquisitions consummated in 2011 is as follows (in thousands):

Current assets	$13,326
Property, plant and equipment	4,913
Goodwill	41,862
Intangible assets	27,722
Other non-current assets	410

Total assets acquired	88,233

Current liabilities	6,108
Non-current liabilities	6,781

Total liabilities assumed	12,889

Net assets acquired	75,344
Less:
Previously-owned 10% investment in BioNote	3,937
Contingent consideration	4,242
Fair value of common stock issued	1,000
Deferred purchase price consideration	2,070

Cash paid	$64,095

     The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

		Weighted
		Average
	Amount	Useful Life

Core technology and patents	$5,441	14.4 years
Database	64	3.0 years
Trademarks and trade names	4,748	16.7 years
Customer relationships	15,138	9.2 years
Non-compete agreements	425	3.9 years
Other	1,532	8.1 years
In-process research and development	374	N/A

Total intangible assets	$27,722

     (b) Acquisitions in 2010
     During 2010, we acquired the following businesses for a preliminary aggregate purchase price of $602.5 million, which consisted of initial cash payments totaling $512.1 million, contingent consideration obligations with an acquisition date fair value of $89.7 million and deferred purchase price consideration with an acquisition date present value of $0.7 million.
•	RMD Networks, Inc., or RMD, located in Denver, Colorado, a provider of clinical groupware software and services designed to improve communication and coordination of care among providers, patients, and payers in the healthcare environment (Acquired January 2010)

•	certain assets of Streck, Inc., or Streck, located in Nebraska, a manufacturer of hematology, chemistry and immunology products for the clinical laboratory (Acquired January 2010)
•	Standard Diagnostics, headquartered in South Korea, a company that specializes in the medical diagnostics industry. Its main product lines relate to diagnostic reagents and devices for hepatitis, infectious diseases, tumor markers, fertility, drugs of abuse, urine strips and protein strips. (Initial controlling interest acquired February 2010)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	Kroll Laboratory Specialists, Inc., subsequently renamed Alere Toxicology Services, or Alere Toxicology, headquartered in Gretna, Louisiana, a company that provides forensic quality substance abuse testing products and services across the United States (Acquired February 2010)
•	a privately-owned U.K. research and development operation (Acquired March 2010)
•	assets of the diagnostics division of Micropharm Ltd., located in Wales, United Kingdom, an expert in high-quality antibody production in sheep for both diagnostic and therapeutic purposes, providing antisera on a contract basis for U.K. and overseas companies and academic institutions, mainly for research, therapeutic and diagnostic uses (Acquired March 2010)
•	Quantum Diagnostics Group Limited, or Quantum, headquartered in Essex, England, an independent provider of drug testing products and services to healthcare professionals across the U.K. and Europe (Acquired April 2010)
•	assets of the workplace health division of Good Health Solutions Pty Ltd., subsequently renamed Alere Health Pty Ltd., located in East Sydney, Australia, an important player in the Australian health and wellness market, focusing on health screenings, health-related consulting services, health coaching and fitness instruction (Acquired April 2010)
•	certain assets of Unotech Diagnostics, Inc., or Unotech, located in California, a privately-owned company engaged in the development, formulation, manufacture, packaging, supply and distribution of our BladderCheck NMP22 lateral flow test and related lateral flow products (Acquired June 2010)
•	Scipac Holdings Limited, or Scipac, headquartered in Kent, England, a diagnostic reagent company with an extensive product portfolio supplying purified human antigens, recombinant proteins and disease state plasma to a global customer base (Acquired June 2010)
•	a privately-owned research and development operation, located in San Diego, California (Acquired July 2010)
•	Diagnostixx of California, Corp. (d/b/a Immunalysis Corporation), or Immunalysis, located in Pomona, California, a privately-owned manufacturer and marketer of abused and prescription drug screening solutions used by clinical reference and forensic/crime laboratories (Acquired August 2010)
•	AdnaGen AG, or AdnaGen, located in Langenhagen, Germany, a company that focuses on the development of innovative tumor diagnostics for the detection of rare cells (Acquired November 2010)
•	Medlab Produtos Medicos Hospitalares Ltda, or Medlab, located in San Paulo, Brazil, a distributor of medical instruments and reagents to public and private laboratories throughout Brazil and Uruguay (Acquired December 2010)

•	Capital Toxicology, LLC, or Capital Toxicology, located in Austin, Texas, a privately-held toxicology business specializing in pain management services (Acquired December 2010)
     The operating results of the acquired businesses mentioned above, except for RMD and Alere Health Pty Ltd., are included in our professional diagnostics reporting unit and business segment. The operating results of RMD and Alere Health Pty Ltd. are included in our health management reporting unit and business segment. Our consolidated statements of operations for the three months ended March 31, 2011 and 2010 included revenue totaling approximately $51.8 million and $16.1 million, respectively, related to these businesses. Goodwill has been recognized in all of the acquisitions, with the exception of Unotech and Streck, and amounted to approximately $280.6 million. Goodwill related to the acquisitions of Alere Toxicology and Capitol Toxicology, which totaled $63.7 million, is expected to be deductible for tax purposes.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     A summary of the preliminary aggregate purchase price allocation for the acquisitions consummated in 2010 is as follows (in thousands):

Current assets	$84,862
Property, plant and equipment	36,565
Goodwill	280,648
Intangible assets	283,855
Other non-current assets	16,988

Total assets acquired	702,918

Current liabilities	28,324
Non-current liabilities	72,050

Total liabilities assumed	100,374

Net assets acquired	602,544
Less:
Contingent consideration	89,708
Present value of deferred purchase price consideration	688

Cash paid	$512,148

     The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

		Weighted
		Average
	Amount	Useful Life

Core technology and patents	$106,885	12.4 years
Quality systems	153	5.0 years
Database	654	3.0 years
Trademarks and trade names	11,654	6.3 years
License agreements	459	10.0 years
Customer relationships	125,332	14.3 years
Non-compete agreements	2,650	4.2 years
Software	5,000	7.0 years
Distribution agreement	800	14.0 years
Manufacturing know-how	3,683	10.5 years
In-process research and development	26,585	N/A

Total intangible assets	$283,855

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

	Severance	Facility	Total Exit
	Related	And Other	Activities
Balance, December 31, 2010	$339	$3,020	$3,359
Restructuring plan adjustments	(90)	—	(90)
Payments	—	(546)	(546)

Balance, March 31, 2011	$249	$2,474	$2,723

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     In connection with our acquisition of Matria in 2008, we implemented an integration plan to improve operating efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Matria organization, as activities were combined with our existing business operations. Since inception of the plan, we recorded $18.5 million in exit costs, of which $13.8 million relates to change in control and severance costs to involuntarily terminate employees and $4.7 million related to facility exit costs. As of March 31, 2011, $0.9 million in facility exit costs remain unpaid.
     In conjunction with our acquisition of Panbio in 2008, we formulated a restructuring plan to realize efficiencies and cost savings. In February 2008, we agreed upon a plan to close Panbio’s facility located in Columbia, Maryland. The manufacturing operation at the Maryland-based facility was transferred to a third-party manufacturer, the sales of the products at this facility were transferred to our shared services center in Orlando, Florida and the distribution operations were transferred to our distribution facility in Freehold, New Jersey. Since inception of the plan, we recorded $1.0 million in exit costs, including $0.8 million related to facility and other exit costs and $0.2 million related to severance costs to involuntarily terminated employees. As of March 31, 2011, $0.2 million in facility exit costs remain unpaid.
     During 2007, we formulated restructuring plans in connection with our acquisition of Cholestech Corporation, or Cholestech, consistent with our acquisition strategy to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the Cholestech facility in Hayward, California. We have transitioned the manufacturing of the related products to our facility in San Diego, California and have transitioned the sales and distribution of the products to our shared services center in Orlando, Florida. Since inception of the plans, we recorded $8.5 million in exit costs, of which $5.8 million relates to executive change in control agreements and severance costs to involuntarily terminate employees and $2.7 million relates to facility exit costs. During the first quarter of 2011, we determined that $0.1 million of change in control costs would not be incurred, thereby reducing the assumed liability and goodwill related to the Cholestech acquisition. As of March 31, 2011, $1.6 million in facility exit costs remain unpaid. See Note 9 for additional restructuring charges related to the Cholestech facility closure and integration.
     Although we believe our plans and estimated exit costs for our acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.
     (d) Pro Forma Financial Information
     The following table presents selected unaudited financial information of our company, including Standard Diagnostics as if the acquisition of this entity had occurred on January 1, 2010. Pro forma results exclude adjustments for various other less significant acquisitions completed since January 1, 2010, as these acquisitions did not materially affect our results of operations.
     The pro forma results are derived from the historical financial results of the acquired businesses for the periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2010. There was no pro forma impact on the results of operations for the three months ended March 31, 2011, as the acquisition of Standard Diagnostics closed prior to January 1, 2011 (in thousands, except per share amounts).

Three Months Ended
March 31, 2010
Pro forma net revenue	$521,407

Pro forma net loss from continuing operations attributable to Alere Inc. and Subsidiaries	$(4,794)

Pro forma net income available to common stockholders	$7,152

Pro forma net loss from continuing operations attributable to Alere Inc. and Subsidiaries per common share — basic and diluted(1)	$(0.06)

Pro forma net income available to common stockholders — basic(1)	$0.09

Pro forma net income available to common stockholders — diluted(1)	$0.09

(1)	Net income (loss) per common share amounts are computed as described in Note 5.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(9) Restructuring Plans
     The following table sets forth the aggregate charges associated with restructuring plans recorded in operating income for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of net revenue	$1,350	$1,580
Research and development	18	(85)
Sales and marketing	1,012	952
General and administrative	3,819	4,521

	$6,199	$6,968

     (a) 2011 Restructuring Plans
     In the first quarter of 2011, management executed additional plans to further reduce costs and improve efficiencies in our health management business segment, as well as cease operations at our GeneCare facility in Chapel Hill, North Carolina. As a result of these plans, we recorded $4.2 million in charges during the three months ended March 31, 2011, which included $1.3 million in severance costs related to several of our health management businesses and $2.9 million in intangible asset impairments related to our GeneCare operations. As of March 31, 2011, $1.2 million in severance costs remain unpaid. We anticipate incurring an additional $2.3 million in costs under these plans, primarily related to facility lease obligations.
     Additionally, during the first quarter of 2011, management executed several plans to reduce costs and improve operational efficiencies in our professional diagnostics business segment, including consolidation of operating activities among certain of our European subsidiaries. As a result of these plans, we recorded $1.6 million in charges during the three months ended March 31, 2011, which included $1.0 million in severance costs and $0.6 million in fixed asset and inventory impairments. We have $0.3 million in unpaid severance cost under these plans as of March 31, 2011. We do not anticipate incurring significant additional charges under these first quarter plans.
     (b) 2010 Restructuring Plans
     In 2010, management executed plans to reduce costs and improve efficiencies in our health management business segment. As a result of these plans, we recorded $5.5 million in charges during the three months ended March 31, 2010, which included $3.2 million in severance costs, $2.2 million in costs associated with facility exit costs and $0.1 million in present value accretion on facility exit costs, which was included in interest expense. Since inception of the plans, we recorded $7.5 million in charges, which included $4.6 million in severance costs, $2.5 million in costs associated with facility exit costs, $0.2 million in fixed asset impairments and $0.2 million in present value accretion on facility exit costs, which was included in interest expense. We have $1.9 million in severance and facility exit costs remaining to be paid as of March 31, 2011. We do not anticipate incurring significant additional charges under these plans.
     During 2010, management also executed several plans to reduce costs and improve efficiencies in our professional diagnostics business segment. As a result of these plans, during the three months ended March 31, 2011 and since inception, we recorded $0.1 million and $3.4 million, respectively, in charges. The $0.1 million related to various miscellaneous charges, and the $3.4 million included $2.4 million in severance costs, $0.8 million in facility and other exit costs and $0.2 million in fixed asset impairments. As of March 31, 2011, substantially all costs have been paid. We do not anticipate incurring significant additional charges under these plans.
     (c) 2008 Restructuring Plans
     In May 2008, we decided to close our facility located in Bedford, England and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
and Hangzhou, China. Based upon this decision, during the three months ended March 31, 2011 and 2010, we recorded $0.3 million and $0.6 million, respectively, in restructuring charges primarily related to transition costs. Of the $0.3 million and $0.5 million included in operating income for the three months ended March 31, 2011 and 2010, respectively, substantially all was charged to our professional diagnostics business segment.
     In addition to the restructuring charges discussed above, $0.4 million and $1.6 million of charges associated with the Bedford facility closure were borne by our 50/50 joint venture with P&G, or SPD, during the three months ended March 31, 2011 and 2010, respectively. Included in the $0.4 million of charges for the three months ended March 31, 2011 was $0.2 million in severance and transition costs and $0.2 million of fixed asset write-offs. Included in the $1.6 million of charges for the three months ended March 31, 2010 was $1.0 million in severance and retention costs, $1.0 million in transition costs and a $0.4 million reduction in inventory reserves. Of these restructuring charges, 50%, or $0.2 million and $0.8 million, has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively. Of the total exit costs incurred jointly with SPD under this plan, $0.4 million in costs remain unpaid as of March 31, 2011.
     Since inception of the plan, we recorded $17.2 million in restructuring charges, including $5.9 million of fixed asset and inventory impairments, $4.6 million related to the acceleration of facility restoration costs and early termination lease penalties, $4.1 million in severance costs, $3.2 million in transition costs and $0.6 million related to a pension plan curtailment gain associated with the Bedford employees being terminated. SPD has been allocated $31.3 million in restructuring charges since the inception of the plan, including $9.3 million of fixed asset and inventory impairments, $11.4 million in severance and retention costs, $2.9 million in early termination lease penalties, $7.1 million in facility exit costs and $0.6 million related to the acceleration of facility exit costs. We anticipate incurring additional costs of approximately $1.0 million related to the closure of this facility, primarily related to severance and transition costs, through the end of 2011. Of these additional anticipated costs, approximately $0.8 million will be borne by SPD and $0.2 million will be borne by us and will be included primarily in our professional diagnostics business segment.
     As a result of our plans to transition the businesses of Cholestech and HemoSense, Inc., or HemoSense, to our San Diego, California facility and Panbio to Orlando, Florida and close these facilities, we incurred $0.7 million in restructuring charges related to our professional diagnostics business segment for the three months ended March 31, 2010, of which $0.3 million relates to severance and retention costs and $0.4 million in transition costs. Since the inception of the plan, we incurred $14.6 million in restructuring charges, of which $4.5 million relates to severance and retention costs, $3.4 million in fixed asset impairments, $4.6 million in transition costs, $1.6 million in inventory write-offs and $0.5 million in present value accretion of facility lease costs related to these plans. As of March 31, 2011, $0.5 million in facility exit costs remains unpaid. We do not anticipate incurring significant additional restructuring charges under these plans.
(10) Long-term Debt
     We had the following long-term debt balances outstanding (in thousands):

	March 31, 2011	December 31, 2010
First Lien Credit Agreement — Term loans	$938,813	$941,250
Second Lien Credit Agreement	250,000	250,000
3% Senior subordinated convertible notes	150,000	150,000
9% Senior subordinated notes	390,059	389,686
7.875% Senior notes	244,966	244,756
8.625% Senior subordinated notes	400,000	400,000
Lines-of-credit	4,178	4,405
Other	22,054	15,360

	2,400,070	2,395,457
Less: Current portion	(17,790)	(16,891)

	$2,382,280	$2,378,566

     In connection with our significant long-term debt issuances, we recorded interest expense, including amortization of deferred financing costs and original issue discounts, in our consolidated statements of operations for the three months ended March 31, 2011 and 2010, respectively, as follows (in thousands):

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three Months Ended March 31,
	2011	2010
Secured credit facilities	$12,054	$15,675
3% Senior subordinated convertible notes	1,246	1,246
9% Senior subordinated notes	9,730	9,695
7.875% Senior notes	5,365	5,142
8.625% Senior subordinated notes	8,908	—

	$37,303	$31,758

     In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that had a total notional value of $350.0 million and an original maturity date of September 28, 2010. These interest rate swap contracts paid us variable interest at the three-month LIBOR rate, and we paid the counterparties a fixed rate of 4.85%. In March 2009, we extended our August 2007 interest rate hedge for an additional two-year period commencing in September 2010 at a one-month LIBOR rate of 2.54%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loans under the secured credit facilities into fixed rate debt.
     In January 2009, we entered into interest rate swap contracts, with an effective date of January 14, 2009, that had a total notional value of $500.0 million and a maturity date of January 5, 2011. These interest rate swap contracts paid us variable interest at the one-month LIBOR rate, and we paid the counterparties a fixed rate of 1.195%. These interest rate swap contracts were entered into to convert $500.0 million of the $1.2 billion variable rate term loan under the secured credit facility into fixed rate debt. We did not extend the terms of these interest rate swap contracts after January 5, 2011.
(11) Derivative Financial Instruments
     We use derivative financial instruments (interest rate swap contracts) in the management of our interest rate exposure related to our secured credit facilities. We do not hold or issue derivative financial instruments for speculative purposes.
     The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on/in our accompanying consolidated balance sheets and consolidated statements of operations (in thousands):

		Fair Value at	Fair Value at
Derivative Instruments	Balance Sheet Caption	March 31, 2011	December 31, 2010
Interest rate swap contracts(1)	Accrued expenses and other current liabilities	$—	$26

Interest rate swap contracts(1)	Other long-term liabilities	$10,363	$11,954

		Amount of	Amount of
		Gain Recognized	Loss Recognized
		During the Three	During the Three
	Location of Gain (Loss)	Months Ended	Months Ended
Derivative Instruments	Recognized in Income	March 31, 2011	March 31, 2010
Interest rate swap contracts(1)	Other comprehensive income (loss)	$1,617	$(1,201)

(1)	See Note 10 regarding our interest rate swaps which qualify as cash flow hedges.
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

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
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
     The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	March 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$4,632	$4,632	$—	$—

Total assets	$4,632	$4,632	$—	$—

Liabilities:
Interest rate swap liability (1)	$10,363	$—	$10,363	$—
Contingent consideration obligations (2)	125,352	—	—	125,352

Total liabilities	$135,715	$	$10,363	$125,352

		Quoted Prices in	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$11,948	$11,948	$—	$—

Total assets	$11,948	$11,948	$—	$—

Liabilities:
Interest rate swap liability (1)	$11,980	$—	$11,980	$—
Contingent consideration obligations (2)	132,879	—	—	132,879

Total liabilities	$144,859	$—	$11,980	$132,879

(1)	The fair value of our interest rate swaps is based on the application of standard discounted cash flow models using market interest rate data.

(2)	The fair value measurements for our contingent consideration obligations related to the acquisitions completed after January 1, 2009 are valued using Level 3 inputs. We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Changes in the fair value of these contingent consideration obligations are recorded as income or expense, a component of operating income in our consolidated statements of operations. See Note 16 for additional information on the valuation of our contingent consideration obligations.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Changes in the fair value of our Level 3 contingent consideration obligations during the three months ended March 31, 2011 were as follows (in thousands):

Fair value of contingent consideration obligations, December 31, 2010	$132,879
Acquisition date fair value of contingent consideration obligations recorded	4,242
Payments	(13,222)
Adjustments, net (income) expense	1,453

Fair value of contingent consideration obligations, March 31, 2011	$125,352

     At March 31, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.
     The carrying amount and the estimated fair value of our long-term debt were $2.4 billion and $2.5 billion, respectively, at March 31, 2011. The carrying amount and the estimated fair value of our long-term debt were $2.4 billion each at December 31, 2010. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.
(13) Defined Benefit Pension Plan
     Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Service cost	$—	$—
Interest cost	202	159
Expected return on plan assets	(155)	(111)
Amortization of prior service cost	106	—
Realized losses	—	—

Net periodic benefit cost	$153	$48

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
     We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

				Corporate
	Professional	Health	Consumer	and
	Diagnostics	Management	Diagnostics	Other	Total
Three months ended March 31, 2011:
Net revenue to external customers	$415,812	$143,063	$23,589	$—	$582,464
Operating income (loss)	$60,262	$(11,933)	$3,361	$(20,785)	$30,905
Depreciation and amortization	$65,249	$28,314	$1,259	$153	$94,975
Restructuring charge	$1,978	$4,221	$—	$—	$6,199
Stock-based compensation	$—	$—	$—	$5,808	$5,808
Three months ended March 31, 2010:
Net revenue to external customers	$340,393	$148,532	$26,329	$—	$515,254
Operating income (loss)	$51,474	$(9,001)	$2,378	$(16,141)	$28,710
Depreciation and amortization	$57,844	$29,930	$1,327	$147	$89,248
Restructuring charge	$1,489	$5,434	$45	$—	$6,968
Stock-based compensation	$—	$—	$—	$7,570	$7,570
Assets:
As of March 31, 2011	$4,942,767	$998,680	$202,484	$150,111	$6,294,042
As of December 31, 2010	$4,913,491	$1,011,183	$207,795	$197,905	$6,330,374

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(15) Related Party Transactions
     In May 2007, we completed the formation of our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting.
     We had a net receivable from the joint venture of $8.5 million and a net payable to the joint venture of $2.8 million as of March 31, 2011 and December 31, 2010, respectively. Included in the $8.5 million receivable balance as of March 31, 2011 is approximately $8.3 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $17.7 million and $23.9 million as of March 31, 2011 and December 31, 2010, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $8.2 million and $7.8 million as of March 31, 2011 and December 31, 2010, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $16.3 million and $18.0 million during the three months ended March 31, 2011 and 2010, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.3 million during both the three months ended March 31, 2011 and 2010. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.
     Under the terms of our product supply agreement, the joint venture purchases products from our manufacturing facilities in the U.K. and China. The joint venture in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $6.7 million and $7.0 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively, and $17.6 million and $20.5 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010, respectively.
(16) Commitments and Contingencies
     (a) Legal Proceedings
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
     (b) Acquisition-related Contingent Consideration Obligations
     We have contractual contingent consideration obligations related to our acquisitions of Accordant, AdnaGen, Alere Connected Health, Bioeasy, Capital Toxicology, Free & Clear, Immunalysis, JSM, Medlab, Mologic,

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Tapestry now known as Alere Home Monitoring, Inc., or Alere Home Monitoring, a privately-owned research and development operation, a privately-owned U.K. research and development operation, a privately-owned health management business acquired in 2008 and certain other small businesses.
     (i) Acquisitions completed prior to January 1, 2009
•	Privately-owned health management business
     With respect to a privately-owned health management business which we acquired in 2008, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets. The final earn-out was achieved during the fourth quarter of 2010, resulting in an accrual of approximately €23.9 million ($31.8 million). Cash payment totaling €24.1 million ($34.0 million) was made during the first quarter of 2011.
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
     With respect to AdnaGen, the terms of the acquisition agreement require us to pay earn-outs upon successfully (i) meeting certain financial performance targets during the two years following the acquisition; (ii) achieving multiple product development milestones during the three years following the acquisition and (iii) creating pharmaceutical alliances during the six years following the acquisition. The maximum amount of the earn-out payments is approximately $63.0 million.
•	Alere Connected Health
     With respect to Alere Connected Health, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain EBIT targets during calendar years 2011 through 2013. The maximum amount of the earn-out payments is £9.0 million (approximately $14.5 million).
•	Bioeasy
     With respect to Bioeasy, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2011 through 2013. The maximum amount of the earn-out payments is approximately $7.5 million.
•	Capital Toxicology
     With respect to Capital Toxicology, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain EBITDA targets during each of the calendar years 2011 and 2012. The maximum amount of the earn-out payments is approximately $16.0 million.
•	Free & Clear
     With respect to Free & Clear, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during fiscal year 2010. A payment of approximately $11.5 million was made during the second quarter of 2011 which was accrued as of March 31, 2011.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	Immunalysis
     With respect to Immunalysis, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain gross profit targets during each of the calendar years 2010 through 2012. The maximum remaining amount of the earn-out payments is approximately $5.7 million.
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
     With respect to Medlab, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2011 through 2016. The maximum amount of the earn-out payments is approximately $10.2 million.
•	Mologic
     With respect to Mologic, the terms of the acquisition agreement require us to pay earn-outs, in shares of our common stock, upon successfully meeting four research and development project milestones during the four years following the acquisition. A portion of the earn-out was achieved during the fourth quarter of 2010, resulting in an accrual of approximately $3.9 million. Payment of this portion of the earn-out is expected to be made during the second quarter of 2011. The maximum remaining amount of the earn-out payments is $15.0 million, which will be paid in shares of our common stock.
•	Alere Home Monitoring
     With respect to Alere Home Monitoring, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2010 and 2011. Cash payment for the 2010 portion of the earn-out totaling $12.7 million was paid during the first quarter of 2011. The maximum remaining amount of the earn-out payments is $12.3 million which, if earned, will be paid in shares of our common stock.
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
     In November 2009, we entered into a distribution agreement with Epocal, Inc., or Epocal, to distribute the epoc® Blood Analysis System for blood gas and electrolyte testing for $20.0 million, which is recorded on our accompanying consolidated balance sheet in other intangible assets, net. We also entered into a definitive agreement to acquire all of the issued and outstanding equity securities of Epocal for a total potential purchase price of up to

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
$255.0 million, including a base purchase price of up to $172.5 million if Epocal achieves certain gross margin and other financial milestones on or prior to October 31, 2014, plus additional payments of up to $82.5 million if Epocal achieves certain other milestones relating to its gross margin and product development efforts on or prior to this date. We also agreed that, if the acquisition is consummated, we will provide $12.5 million in management incentive arrangements, 25% of which will vest over three years and 75% of which will be payable only upon the achievement of certain milestones. The acquisition will also be subject to other closing conditions, including the receipt of any required antitrust or other approvals. In April 2011, we entered into a license agreement with Epocal and amended some of the terms of the definitive agreement to acquire Epocal. The license agreement provides Alere with royalty-free access to certain Epocal intellectual property for use in Alere home-use products and provided for an upfront license payment of $18.0 million, of which $12.0 million was paid in April 2011, $3.0 million will be paid in June 2011 and $3.0 million will be paid in September 2011. The amendment of the definitive agreement increased the working capital target by $18.0 million. The amendment of the agreement also added an additional potential milestone payment of $8.0 million. As a result, the maximum purchase price under the acquisition agreement increased to $263.0 million.
•	Option agreement with P&G
     In connection with the formation of SPD in May 2007, we entered into an option agreement with P&G, pursuant to which P&G has the right, for a period of 60 days commencing on May 17, 2011, to require us to acquire all of P&G’s interest in SPD at fair market value, and P&G has the right, upon certain material breaches by us of our obligations to SPD, to acquire all of our interest in SPD at fair market value. No gain on the proceeds that we received from P&G through the formation of SPD will be recognized in our financial statements until P&G’s option to require us to purchase its interest in SPD expires. If P&G chooses to exercise its option, the deferred gain carried on our books would be reversed in connection with the repurchase transaction. As of March 31, 2011 and December 31, 2010, the deferred gain of $288.8 million and $288.4 million, respectively, is presented as a current liability on our accompanying consolidated balance sheets.
(17) Recent Accounting Pronouncements
     From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position, results of operations or cash flows upon adoption.
Recently Adopted Standards
     Effective January 1, 2011, we adopted Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Topic 650): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF, or ASU 2009-13. ASU 2009-13 will separate multiple-deliverable revenue arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments of this update will replace the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments of this update will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this update will require that a vendor determine its best estimated selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.
(18) Equity Investments
     We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(a)	SPD
     In May 2007, we completed the formation of SPD, our 50/50 joint venture with P&G, for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostics business related to the joint venture. For the three months ended March 31, 2011 and 2010, we recorded earnings of $0.4 million and $3.6 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods.
(b)	TechLab
     In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. For three months ended March 31, 2011 and 2010, we recorded earnings of $0.5 million and $0.6 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.
     Summarized financial information for the P&G joint venture and TechLab on a combined basis is as follows (in thousands):
Combined Condensed Results of Operations:

	Three Months Ended March 31,
	2011	2010
Net revenue	$55,554	$61,254

Gross profit	$35,465	$36,112

Net income after taxes	$1,834	$8,398

Combined Condensed Balance Sheets:

	March 31, 2011	December 31, 2010
Current assets	$94,515	$93,250
Non-current assets	26,954	25,965

Total assets	$121,469	$119,215

Current liabilities	$59,218	$62,788
Non-current liabilities	2,371	2,091

Total liabilities	$61,589	$64,879

(19) Discontinued Operations
     On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business for a purchase price of approximately $62.6 million in cash, which is net of the final working capital adjustment. The sale included our entire private label and branded nutritional businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment. We recognized a gain of approximately $18.7 million ($11.6 million, net of tax) during 2010. The results of the vitamins and nutritional supplements business, which represents our entire vitamins and nutritional supplements business segment, are included in income from discontinued operations, net of tax, in our consolidated financial statements.
     The following summarized financial information related to the vitamins and nutritional supplements businesses has been segregated from continuing operations and reported as discontinued operations through the date of disposition (amounts in thousands).

Three Months Ended
March 31, 2010
Net revenue	$4,362

Income from discontinued operations before income taxes	$19,429
Provision for income taxes	7,483

Income from discontinued operations, net of taxes	$11,946

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(20) Guarantor Financial Information
     Our 9% senior subordinated notes due 2016, our 7.875% senior notes due 2016 and our 8.625% senior subordinated notes due 2018 are guaranteed by certain of our consolidated, wholly-owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of March 31, 2011 and December 31, 2010, the statements of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010 for the Company, the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.
     We have extensive transactions and relationships between various members of the consolidated group. These transactions and relationships include intercompany pricing agreements, intellectual property royalty agreements and general and administrative and research and development cost-sharing agreements. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly-unrelated parties.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2011
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$237,976	$199,970	$(30,703)	$407,243
Services revenue	—	151,525	16,027	—	167,552

Net product sales and services revenue	—	389,501	215,997	(30,703)	574,795
License and royalty revenue	—	2,551	6,556	(1,438)	7,669

Net revenue	—	392,052	222,553	(32,141)	582,464

Cost of net product sales	770	107,162	112,135	(30,380)	189,687
Cost of services revenue	—	78,535	6,181	—	84,716

Cost of net product sales and services revenue	770	185,697	118,316	(30,380)	274,403
Cost of license and royalty revenue	—	—	3,292	(1,438)	1,854

Cost of net revenue	770	185,697	121,608	(31,818)	276,257

Gross profit (loss)	(770)	206,355	100,945	(323)	306,207
Operating expenses:
Research and development	4,741	18,602	13,199	—	36,542
Sales and marketing	651	82,859	49,699	—	133,209
General and administrative	14,046	60,975	30,530	—	105,551

Total operating expenses	19,438	162,436	93,428	—	275,302

Operating income (loss)	(20,208)	43,919	7,517	(323)	30,905
Interest expense, including amortization of original issue discounts and deferred financing costs	(37,660)	(16,126)	(4,368)	19,849	(38,305)
Other income (expense), net	19,587	(2,368)	4,966	(19,849)	2,336

Income (loss) from continuing operations before provision (benefit) for income taxes	(38,281)	25,425	8,115	(323)	(5,064)
Provision (benefit) for income taxes	(18,944)	11,924	2,815	(125)	(4,330)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(19,337)	13,501	5,300	(198)	(734)
Equity in earnings of subsidiaries, net of tax	19,146	—	—	(19,146)	—
Equity earnings of unconsolidated entities, net of tax	468	—	490	53	1,011

Net income (loss)	277	13,501	5,790	(19,291)	277
Less: Net income attributable to non-controlling interests	—	—	62	—	62

Net income (loss) attributable to Alere Inc. and Subsidiaries	277	13,501	5,728	(19,291)	215
Preferred stock dividends	(5,809)	—	—	—	(5,809)
Preferred stock repurchase	13,688	—	—	—	13,688

Net income (loss) available to common stockholders	$8,156	$13,501	$5,728	$(19,291)	$8,094

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$204,499	$174,879	$(29,277)	$350,101
Services revenue	—	147,353	11,951	—	159,304

Net product sales and services revenue	—	351,852	186,830	(29,277)	509,405
License and royalty revenue	—	1,562	5,227	(940)	5,849

Net revenue	—	353,414	192,057	(30,217)	515,254

Cost of net product sales	95	98,051	94,355	(28,796)	163,705
Cost of services revenue	—	71,685	4,100	—	75,785

Cost of net product sales and services revenue	95	169,736	98,455	(28,796)	239,490
Cost of license and royalty revenue	—	5	2,742	(940)	1,807

Cost of net revenue	95	169,741	101,197	(29,736)	241,297

Gross profit (loss)	(95)	183,673	90,860	(481)	273,957
Operating expenses:
Research and development	4,825	17,071	9,097	—	30,993
Sales and marketing	342	77,863	41,386	—	119,591
General and administrative	9,669	62,403	22,591	—	94,663

Total operating expenses	14,836	157,337	73,074	—	245,247

Operating income (loss)	(14,931)	26,336	17,786	(481)	28,710
Interest expense, including amortization of original issue discounts and deferred financing costs	(32,199)	(19,212)	(2,537)	20,813	(33,135)
Other income (expense), net	20,225	1,592	2,040	(20,813)	3,044

Income (loss) from continuing operations before provision (benefit) for income taxes	(26,905)	8,716	17,289	(481)	(1,381)
Provision (benefit) for income taxes	(11,632)	7,117	5,126	(165)	446

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(15,273)	1,599	12,163	(316)	(1,827)
Equity in earnings of subsidiaries, net of tax	27,901	—	—	(27,901)	—
Equity earnings of unconsolidated entities, net of tax	529	—	3,487	24	4,040

Income (loss) from continuing operations	13,157	1,599	15,650	(28,193)	2,213
Income from discontinued operations, net of tax	1,002	9,956	988	—	11,946

Net income (loss)	14,159	11,555	16,638	(28,193)	14,159
Less: Net loss attributable to non-controlling interests	—	—	(670)	—	(670)

Net income (loss) attributable to Alere Inc. and Subsidiaries	14,159	11,555	17,308	(28,193)	14,829
Preferred stock dividends	(5,853)	—	—	—	(5,853)

Net income (loss) available to common stockholders	$8,306	$11,555	$17,308	$(28,193)	$8,976

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
March 31, 2011
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$52,658	$95,589	$170,419	$—	$318,666
Restricted cash	—	1,740	872	—	2,612
Marketable securities	—	829	151	—	980
Accounts receivable, net of allowances	—	205,326	201,617	—	406,943
Inventories, net	—	114,224	145,582	(7,965)	251,841
Deferred tax assets	29,915	22,632	4,720	—	57,267
Income tax receivable	3,400	275	137	—	3,812
Receivable from joint venture, net	—	2,402	6,147	—	8,549
Prepaid expenses and other current assets	9,490	28,077	62,796	—	100,363
Intercompany receivables	890,614	377,147	5,658	(1,273,419)	—

Total current assets	986,077	848,241	598,099	(1,281,384)	1,151,033
Property, plant and equipment, net	1,211	256,439	143,888	(113)	401,425
Goodwill	—	1,943,572	933,435	(5,272)	2,871,735
Other intangible assets with indefinite lives	—	12,900	15,191	—	28,091
Finite-lived intangible assets, net	8,820	1,155,435	508,843	—	1,673,098
Deferred financing costs, net, and other non-current assets	49,262	4,946	4,107	—	58,315
Receivable from joint venture, net of current portion	—	—	17,668	—	17,668
Investments in unconsolidated entities	3,645,920	1,196	86,011	(3,669,739)	63,388
Marketable securities	2,523	—	1,129	—	3,652
Deferred tax assets	—	—	25,637	—	25,637
Intercompany notes receivable	1,186,154	163,781	—	(1,349,935)	—

Total assets	$5,879,967	$4,386,510	$2,334,008	$(6,306,443)	$6,294,042

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$676	$7,364	$—	$17,790
Current portion of capital lease obligations	—	1,782	418	—	2,200
Accounts payable	7,232	60,696	58,216	—	126,144
Accrued expenses and other current liabilities	(168,243)	361,592	129,151	(126)	322,374
Payable to joint venture, net	—	—	—	—	—
Deferred gain on joint venture	16,309	—	272,515	—	288,824
Intercompany payables	358,410	304,843	610,166	(1,273,419)	—

Total current liabilities	223,458	729,589	1,077,830	(1,273,545)	757,332

Long-term liabilities:
Long-term debt, net of current portion	2,373,700	—	8,580	—	2,382,280
Capital lease obligations, net of current portion	—	1,108	981	—	2,089
Deferred tax liabilities	(24,427)	368,030	70,111	—	413,714
Other long-term liabilities	72,823	18,603	77,168	—	168,594
Intercompany notes payables	667,130	475,925	205,668	(1,348,723)	—

Total long-term liabilities	3,089,226	863,666	362,508	(1,348,723)	2,966,677

Stockholders’ equity	2,567,283	2,793,255	890,920	(3,684,175)	2,567,283
Non-controlling interests	—	—	2,750	—	2,750

Equity	2,567,283	2,793,255	893,670	(3,684,175)	2,570,033

Total liabilities and equity	$5,879,967	$4,386,510	$2,334,008	$(6,306,443)	$6,294,042

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$101,813	$116,758	$182,735	$—	$401,306
Restricted cash	—	1,739	842	—	2,581
Marketable securities	—	914	1,180	—	2,094
Accounts receivable, net of allowances	—	202,578	194,570	—	397,148
Inventories, net	—	126,374	139,070	(7,724)	257,720
Deferred tax assets	33,483	19,256	4,372	—	57,111
Income tax receivable	—	1,383	—	—	1,383
Prepaid expenses and other current assets	7,815	22,709	44,390	—	74,914
Intercompany receivables	836,222	439,521	9,843	(1,285,586)	—

Total current assets	979,333	931,232	577,002	(1,293,310)	1,194,257
Property, plant and equipment, net	1,343	253,640	135,660	(133)	390,510
Goodwill	—	1,944,719	891,599	(5,018)	2,831,300
Other intangible assets with indefinite lives	—	12,900	15,283	—	28,183
Finite-lived intangible assets, net	12,698	1,198,979	495,904	—	1,707,581
Deferred financing costs, net, and other non-current assets	47,884	4,855	4,790	—	57,529
Receivable from joint venture, net of current portion	—	—	23,872	—	23,872
Investments in unconsolidated entities	3,589,973	1,196	42,700	(3,571,313)	62,556
Marketable securities	2,308	—	7,096	—	9,404
Deferred tax assets	—	—	25,182	—	25,182
Intercompany notes receivable	1,320,925	13,128	—	(1,334,053)	—

Total assets	$5,954,464	$4,360,649	$2,219,088	$(6,203,827)	$6,330,374

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$9,750	$157	$6,984	$—	$16,891
Current portion of capital lease obligations	—	1,954	172	—	2,126
Accounts payable	6,938	62,562	57,344	—	126,844
Accrued expenses and other current liabilities	(104,072)	322,019	127,885	—	345,832
Payable to joint venture, net	—	(546)	3,333	—	2,787
Deferred gain on joint venture	16,309	—	272,069	—	288,378
Intercompany payables	414,977	294,920	576,058	(1,285,955)	—

Total current liabilities	343,902	681,066	1,043,845	(1,285,955)	782,858

Long-term liabilities:
Long-term debt, net of current portion	2,375,554	—	3,012	—	2,378,566
Capital lease obligations, net of current portion	—	1,267	135	—	1,402
Deferred tax liabilities	(34,729)	381,228	73,667	—	420,166
Other long-term liabilities	64,243	18,396	87,017	—	169,656
Intercompany notes payables	630,456	497,464	200,814	(1,328,734)	—

Total long-term liabilities	3,035,524	898,355	364,645	(1,328,734)	2,969,790

Stockholders’ equity	2,575,038	2,781,228	807,910	(3,589,138)	2,575,038
Non-controlling interests	—	—	2,688	—	2,688

Equity	2,575,038	2,781,228	810,598	(3,589,138)	2,577,726

Total liabilities and equity	$5,954,464	$4,360,649	$2,219,088	$(6,203,827)	$6,330,374

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$277	$13,501	$5,790	$(19,291)	$277
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(19,146)	—	—	19,146	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	3,415	50	138	—	3,603
Depreciation and amortization	873	65,838	28,463	(199)	94,975
Non-cash stock-based compensation expense	1,713	2,147	1,948	—	5,808
Impairment of inventory	—	—	294	—	294
Impairment of long-lived assets	—	—	230	—	230
Impairment of intangible assets	—	2,935	—	—	2,935
Loss on sale of fixed assets	—	304	175	—	479
Gain on sales of marketable securities	—	—	(333)	—	(333)
Equity earnings of unconsolidated entities, net of tax	(468)	—	(490)	(53)	(1,011)
Deferred income taxes	19,469	(22,801)	(9,906)	—	(13,238)
Other non-cash items	1,158	255	193	—	1,606
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(2,042)	(3,297)	—	(5,339)
Inventories, net	—	12,150	(1,381)	294	11,063
Prepaid expenses and other current assets	(5,075)	(6,646)	(12,752)	—	(24,473)
Accounts payable	295	(1,320)	(4,910)	—	(5,935)
Accrued expenses and other current liabilities	(21,341)	39,480	(3,220)	(124)	14,795
Other non-current liabilities	(16)	207	1,233	—	1,424
Intercompany payable (receivable)	60,600	(100,589)	39,989	—	—

Net cash provided by (used in) operating activities	41,754	3,469	42,164	(227)	87,160

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(19)	(15,440)	(13,657)	172	(28,944)
Proceeds from sale of property, plant and equipment	—	83	121	—	204
Proceeds from disposition of business	—	—	11,490	—	11,490
Cash paid for acquisitions, net of cash acquired	(34,103)	(3,153)	(57,643)	—	(94,899)
Proceeds from sales of marketable securities	—	—	6,982	—	6,982
Increase in other assets	(3,958)	(6,360)	(1,784)	—	(12,102)

Net cash provided by (used in) investing activities	(38,080)	(24,870)	(54,491)	172	(117,269)

Cash Flows from Financing Activities:
Decrease in restricted cash	—	—	3	—	3
Cash paid for financing costs	(80)	—	—	—	(80)
Cash paid for contingent purchase price consideration	(12,975)	(247)	—	—	(13,222)
Proceeds from issuance of common stock, net of issuance costs	11,824	—	—	—	11,824
Repurchase of preferred stock	(49,380)	—	—	—	(49,380)
Proceeds from long-term debt	—	937	—	—	937
Payments on long-term debt	(2,438)	(418)	(744)	—	(3,600)
Net proceeds under revolving credit facilities	—	—	133	—	133
Repurchase of common stock	(618)	—	—	—	(618)
Excess tax benefits on exercised stock options	872	198	99	—	1,169
Principal payments on capital lease obligations	—	(461)	(192)	—	(653)
Other	(34)	—	(210)	—	(244)

Net cash provided by (used in) financing activities	(52,829)	9	(911)	—	(53,731)

Foreign exchange effect on cash and cash equivalents	—	223	922	55	1,200

Net decrease in cash and cash equivalents	(49,155)	(21,169)	(12,316)	—	(82,640)
Cash and cash equivalents, beginning of period	101,813	116,758	182,735	—	401,306

Cash and cash equivalents, end of period	$52,658	$95,589	$170,419	$—	$318,666

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$14,159	$11,555	$16,638	$(28,193)	$14,159
Income from discontinued operations, net of tax	1,002	9,956	988	—	11,946

Income (loss) from continuing operations	13,157	1,599	15,650	(28,193)	2,213
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(27,901)	—	—	27,901	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	3,020	—	272	—	3,292
Depreciation and amortization	242	64,923	25,402	(1,319)	89,248
Non-cash stock-based compensation expense	2,234	3,203	2,133	—	7,570
Impairment of inventory	—	18	177	—	195
Impairment of long-lived assets	—	—	(34)	—	(34)
Loss on sale of fixed assets	—	141	72	—	213
Equity earnings of unconsolidated entities, net of tax	(529)	—	(3,487)	(24)	(4,040)
Deferred income taxes	—	(17,817)	(3,385)	10,214	(10,988)
Other non-cash items	(3,223)	400	142	—	(2,681)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	5,203	3,556	—	8,759
Inventories, net	—	(1,196)	(10,054)	835	(10,415)
Prepaid expenses and other current assets	(857)	(1,219)	4,759	—	2,683
Accounts payable	3,721	1,542	(14,108)	—	(8,845)
Accrued expenses and other current liabilities	(11,298)	19,852	(7,360)	(10,306)	(9,112)
Other non-current liabilities	(79)	1,429	888	—	2,238
Intercompany payable (receivable)	(125,662)	(89,177)	214,839	—	—

Net cash provided by (used in) continuing operations	(147,175)	(11,099)	229,462	(892)	70,296
Net cash provided by (used in) discontinued operations	—	(224)	52	—	(172)

Net cash provided by (used in) operating activities	(147,175)	(11,323)	229,514	(892)	70,124

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(18)	(12,118)	(6,042)	892	(17,286)
Proceeds from sale of property, plant and equipment	—	60	106	—	166
Cash paid for acquisitions, net of cash acquired	(116,844)	(35,888)	(185,652)	—	(338,384)
Net cash received from equity method investments	735	24	7,462	—	8,221
Increase in other assets	—	(349)	(1,063)	—	(1,412)

Net cash provided by (used in) continuing operations	(116,127)	(48,271)	(185,189)	892	(348,695)
Net cash provided by discontinued operations	—	61,446	2,000	—	63,446

Net cash provided by (used in) investing activities	(116,127)	13,175	(183,189)	892	(285,249)

Cash Flows from Financing Activities:
Decrease (increase) in restricted cash	—	(10)	171	—	161
Cash paid for financing costs	(875)	—	—	—	(875)
Proceeds from issuance of common stock, net of issuance costs	10,634	—	—	—	10,634
Payments on long-term debt	(2,437)	—	—	—	(2,437)
Net proceeds (payments) under revolving credit facilities	—	110	(2,430)	—	(2,320)
Excess tax benefits on exercised stock options	1,127	—	294	—	1,421
Principal payments on capital lease obligations	—	(125)	(127)	—	(252)
Other	(38)	—	—	—	(38)

Net cash provided by (used in) financing activities	8,411	(25)	(2,092)	—	6,294

Foreign exchange effect on cash and cash equivalents	—	—	(8,612)	—	(8,612)

Net increase (decrease) in cash and cash equivalents	(254,891)	1,827	35,621	—	(217,443)
Cash and cash equivalents, beginning of period	294,137	82,602	116,034	—	492,773

Cash and cash equivalents, end of period	$39,246	$84,429	$151,655	$—	$275,330

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements in this item include, without limitation, statements regarding anticipated expansion and growth in certain of our product and service offerings; the development and introduction of new technologies and products; the potential impact of these technologies and products under development; our expectations with respect to Apollo, our new integrated health management technology platform; our ability to accelerate adoption of our health management services; and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.
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
     During the first quarter of 2011, we continued to grow through a number of small, but strategic, acquisitions. We have also continued laying the groundwork for future revenue and earnings growth by focusing our efforts on new product development and introductions. While revenues to date remain modest, our important new products, including the epoc platform, the Alere CD4 Analyzer and the Alere Heart Check System, have begun to penetrate the markets into which they have been launched, and we expect this trend to continue. We are also focused on expanding our worldwide sales force. During the first quarter of 2011, we added 95 new sales persons, and we expect this initiative to continue during the second quarter. We also continued to build awareness and acceptance for our two novel biomarkers, NGAL and placental growth factor, or PIGF.
Financial Highlights
•	Net revenue increased by $67.2 million, or 13%, to $582.5 million for the three months ended March 31, 2011, from $515.3 million for the three months ended March 31, 2010.

•	Gross profit increased by $32.3 million, or 12%, to $306.2 million for the three months ended March 31, 2011, from $274.0 million for the three months ended March 31, 2010.

•	For the three months ended March 31, 2011, we generated net income from continuing operations available to common stockholders of $8.1 million, or $0.09 per basic and diluted common share. For the three months ended March 31, 2010, we generated a net loss from continuing operations available to common stockholders of $3.0 million, or $0.03 per basic and diluted common share.

•	In the three months ended March 31, 2011, we repurchased approximately $50.0 million of our outstanding securities, as described in more detail below. In March 2011, our Board of Directors authorized an additional repurchase of up to $50.0 million of our preferred or common stock. The newly authorized repurchase program expires December 31, 2011.
Results of Operations
     The following discussions of our results of continuing operations exclude the results related to the vitamins and nutritional supplements business segment, which was previously presented as a separate operating segment prior to its divestiture in January 2010. The vitamins and nutritional supplements business segment has been segregated from continuing operations and reflected as discontinued operations in our consolidated financial statements. See “Income from Discontinued Operations, Net of Tax” below. Results excluding the impact of currency translation are calculated on the basis of local currency results, using foreign currency exchange rates applicable to the earlier comparative period. We believe presenting information using the same foreign currency exchange rates helps investors isolate the impact of changes in those rates from other trends. Our results of operations were as follows:
     Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue increased by $65.4 million, or 13%, to $574.8 million for the three months ended March 31, 2011, from $509.4 million for the three months ended March 31, 2010. Excluding the impact of currency translation, net product sales and services revenue for the three months ended March 31, 2011 increased by $60.8 million, compared to the three months ended March 31, 2010. Net product sales and services revenue by business segment for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,		%
	2011	2010	Change
Professional diagnostics	$409,785	$336,203	22%
Health management	143,063	148,532	(4)%
Consumer diagnostics	21,947	24,670	(11)%

Total net product sales and services revenue	$574,795	$509,405	13%

Professional Diagnostics
     Net product sales and services revenue from our professional diagnostics business segment increased by $73.6 million, or 22%, comparing the three months ended March 31, 2011 to the three months ended March 31, 2010. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $69.3 million, or 21%, comparing the three months ended March 31, 2011 to the three months ended March 31, 2010. Revenue increased partially as a result of acquisitions, which contributed an aggregate of $30.8 million of such increase. Also contributing to the increase in net product sales and services revenue was an increase in North American flu-related net product sales during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Net product sales from our North American flu-related sales increased approximately $17.2 million, comparing the three months ended March 31, 2011 to the three months ended March 31, 2010, as a result of a more typical flu season in 2011 than the lower than normal flu levels observed in 2010. Excluding the impact of acquisitions and flu-related sales, organic growth, particularly in our cardiology business, helped contribute to the increase in net product sales and services revenue during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Excluding the impact of acquisitions and the increase in flu-related sales during the comparable periods, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately 7%.
Health Management
     Our health management net product sales and services revenue decreased by $5.5 million, or 4%, comparing the three months ended March 31, 2011 to the three months ended March 31, 2010. Net product sales and services revenue in our health management segment was adversely impacted by the increasingly competitive environment, including the impact of health plans in-sourcing less differentiated services, such as disease management. The decline in revenue was partially offset by increases in our wellness and home monitoring revenues.
Consumer Diagnostics
     Net product sales and services revenue from our consumer diagnostics business segment decreased by $2.7 million, or 11%, comparing the three months ended March 31, 2011 to the three months ended March 31, 2010. The decrease was primarily driven by a decrease of approximately $1.8 million of manufacturing revenue associated with our manufacturing agreement with our 50/50 joint venture with P&G, or SPD, whereby we manufacture and sell consumer diagnostic products to SPD. Net product sales by SPD were $49.8 million during the three months ended March 31, 2011, as compared to $53.1 million during the three months ended March 31, 2010.
     License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by approximately $1.8 million, or 31%, to $7.7 million for the three months ended March 31, 2011, from $5.8 million for the three months ended March 31, 2010. The increase in license and royalty revenue is almost entirely attributable to an increase in royalties earned on flu-related product sales under existing licensing agreements, reflecting a more typical flu season in 2011 than the low level of flu observed in 2010.
     Gross Profit and Margin. Gross profit increased by $32.3 million, or 12%, to $306.2 million for the three months ended March 31, 2011, from $274.0 million for the three months ended March 31, 2010. The increase in gross profit during the three months ended March 31, 2011 was largely attributed to the increase in net product sales and services revenue resulting from acquisitions and organic growth from our professional diagnostics business segment.
     Cost of net revenue included amortization expense of $17.0 million and $14.9 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Cost of net revenue during the three months ended March 31, 2010 included amortization of $2.8 million relating to the write-up of inventory to fair value in connection with the acquisition of Standard Diagnostics during the first quarter of 2010.

     Overall gross margin for both the three months ended March 31, 2011 and 2010 was 53%.
     Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue increased by $30.5 million, or 11%, to $300.4 million for the three months ended March 31, 2011, from $269.9 million for the three months ended March 31, 2010. Gross profit from net product sales and services revenue by business segment for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,		%
	2011	2010	Change
Professional diagnostics	$228,122	$190,874	20%
Health management	67,734	73,836	(8)%
Consumer diagnostics	4,536	5,205	(13)%

Total gross profit from net product sales and services revenue	$300,392	$269,915	11%

Professional Diagnostics
     Gross profit from our professional diagnostics net product sales and services revenue increased by $37.2 million, or 20%, to $228.1 million for the three months ended March 31, 2011, compared to $190.9 million for the three months ended March 31, 2010, principally as a result of gross profit earned on revenue from acquired businesses, an increase in North American flu-related sales and organic growth, as discussed above. Reducing gross profit for the three months ended March 31, 2010 was amortization of $2.8 million relating to the write-up of inventory to fair value in connection with the acquisition of Standard Diagnostics during the first quarter of 2010.
     As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three months ended March 31, 2011 and 2010 was 56% and 57%, respectively. Higher revenue from our recently acquired toxicology services businesses which contribute lower than segment average gross margin contributed to the decrease in gross margin percentage for the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Gross margins earned from revenues from our European business also declined as compared to those earned in the first quarter of 2010.
Health Management
     Gross profit from our health management net product sales and services revenue decreased by $6.1 million, or 8%, to $67.7 million for the three months ended March 31, 2011, compared to $73.8 million for the three months ended March 31, 2010. The gross profit earned during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, is a result of the increasingly competitive environment for the health management segment as discussed above.
     As a percentage of our health management net product sales and services revenue, gross margin for the three months ended March 31, 2011 and 2010 was 47% and 50%, respectively.
Consumer Diagnostics
     Gross profit from our consumer diagnostics net product sales and services revenue decreased by $0.7 million, or 13%, to $4.5 million for the three months ended March 31, 2011, compared to $5.2 million for the three months ended March 31, 2010.
     As a percentage of net product sales and services revenue, gross margin for both the three months ended March 31, 2011 and 2010 was 21%.
     Research and Development Expense. Research and development expense increased by $5.5 million, or 18%, to $36.5 million for the three months ended March 31, 2011, from $31.0 million for the three months ended March 31, 2010. Amortization expense of $2.3 million and $1.0 million was included in research and development expense for the three months ended March 31, 2011 and 2010, respectively.
     Research and development expense as a percentage of net revenue was 6% for each of the three months ended March 31, 2011 and 2010.

     Sales and Marketing Expense. Sales and marketing expense increased by $13.6 million, or 11%, to $133.2 million for the three months ended March 31, 2011, from $119.6 million for the three months ended March 31, 2010. The increase in sales and marketing expense primarily relates to additional spending related to newly-acquired businesses. Also contributing to the increase in sales and marketing expense for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, were investments made in sales and marketing resources in support of new product launches. Amortization expense of $52.2 million and $50.8 million was included in sales and marketing expense for the three months ended March 31, 2011 and 2010, respectively.
     Sales and marketing expense as a percentage of net revenue was 23% for each of the three months ended March 31, 2011 and 2010.
     General and Administrative Expense. General and administrative expense increased by approximately $10.9 million, or 12%, to $105.6 million for the three months ended March 31, 2011, from $94.7 million for the three months ended March 31, 2010. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. During the three months ended March 31, 2011 and 2010, we recorded $1.4 million of expense and $3.1 million of income, respectively, in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations. Acquisition-related costs of $1.9 million and $4.0 million were included in general and administrative expense for the three months ended March 31, 2011 and 2010, respectively. Amortization expense of $4.7 million and $5.0 million was included in general and administrative expense for the three months ended March 31, 2011 and 2010, respectively.
     General and administrative expense as a percentage of net revenue was 18% for each of the three months ended March 31, 2011 and 2010.
     Interest Expense. Interest expense includes interest charges, amortization of deferred financing costs and amortization of original issue discounts associated with certain debt issuances. Interest expense increased by $5.2 million, or 16%, to $38.3 million for the three months ended March 31, 2011, from $33.1 million for the three months ended March 31, 2010. Such increase was principally due to interest expense incurred on our 8.625% senior subordinated notes issued in September 2010, totaling approximately $8.9 million for the three months ended March 31, 2011. The incremental interest expense was partially offset by lower interest expense incurred on our secured credit facility totaling $12.1 million and $15.7 million for the three months ended March 31, 2011 and 2010, respectively.
     Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended March 31,
	2011	2010	Change
Interest income	$473	$355	$118
Foreign exchange gains (losses), net	(3,143)	(221)	(2,922)
Other	5,006	2,910	2,096

Total other income (expense), net	$2,336	$3,044	$(708)

     The decrease in foreign exchange gains (losses), net was primarily a result of a $1.9 million realized foreign currency loss associated with the settlement of an acquisition-related contingent consideration obligation. Also contributing to the decrease was realized and unrealized foreign exchange losses associated with changes in currency exchange rates during the quarter. Other income of $5.0 million for the three months ended March 31, 2011 includes $3.0 million of estimated prior period royalty income and a $1.8 million reversal of a prior period legal settlement reserve no longer deemed necessary. Other income of $2.9 million for the three months ended March 31, 2010 includes a $3.1 million net gain associated with then-pending legal settlements related to previously disclosed intellectual property litigation relating to our health management businesses which were less than the amount of our reserves, offset by a charge related to an accounts receivable reserve for a prior year’s sale.

     Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes decreased by $4.8 million, to a $4.3 million benefit for the three months ended March 31, 2011, from a $0.4 million provision for the three months ended March 31, 2010. The effective tax rate was 86% for the three months ended March 31, 2011, compared to 32% for the three months ended March 31, 2010. The income tax provision (benefit) for the three months ended March 31, 2011 and 2010 relates to federal, foreign and state income tax provisions (benefits). In addition, the effective tax rate can be impacted each period by discrete factors and events. The income tax provision (benefit) decrease is primarily due to greater pre-tax losses, recognition of a capital loss carryforward and a reduction in a jurisdictional tax rate during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.
     Equity Earnings in Unconsolidated Entities, Net of Tax. Equity earnings in unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings in unconsolidated entities, net of tax for the three months ended March 31, 2011 reflects the following: (i) our 50% interest in SPD in the amount of $0.4 million, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.1 million and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.5 million. Equity earnings in unconsolidated entities, net of tax for the three months ended March 31, 2010 reflects the following: (i) our 50% interest in SPD in the amount of $3.6 million, (ii) our 40% interest in Vedalab in the amount of $(0.1) million and (iii) our 49% interest in TechLab in the amount of $0.6 million.
     Income from Discontinued Operations, Net of Tax. The results of the vitamins and nutritional supplements business are included in income from discontinued operations, net of tax, in our consolidated financial statements. For the three months ended March 31, 2010, the discontinued operations generated net income of $11.9 million, which includes a gain of $19.6 million ($12.0 million, net of tax) on the sale of the vitamins and nutritional supplements business.
     Net Income Available to Common Stockholders. For the three months ended March 31, 2011, we generated net income available to common stockholders of $8.1 million, or $0.09 per basic and diluted common share. For the three months ended March 31, 2010, we generated net income available to common stockholders of $9.0 million, or $0.11 per basic and diluted common share. Net income available to common stockholders reflects $5.8 million and $5.9 million of preferred stock dividends paid during the three months ended March 31, 2011 and 2010, respectively, and $13.7 million of income associated with the repurchase of preferred stock during the three months ended March 31, 2011. See Note 5 of the accompanying consolidated financial statements for the calculation of net income per common share.
Liquidity and Capital Resources
     Based upon our current working capital position, current operating plans and expected business conditions, we currently expect to fund our short and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. As of March 31, 2011, we have $318.7 million of cash on our accompanying consolidated balance sheet.
     In addition to our cash resources, we may also utilize the revolving credit line, under which we have $150.0 million available for borrowing at March 31, 2011, or other sources of financing to fund a portion of our capital needs and other future commitments, including our contractual contingent consideration obligations and future acquisitions. Our ability to access the capital markets may be impacted by the amount of our outstanding debt and equity and the extent to which our assets are encumbered by our outstanding secured debt. The terms and conditions of our outstanding debt instruments also contain covenants which expressly restrict our ability to incur additional indebtedness and conduct other financings. As of March 31, 2011, we had $2.4 billion in outstanding indebtedness comprised of $400.0 million of 8.625% subordinated notes due 2018, $245.0 million of 7.875% senior notes due 2016, $390.1 million of 9% senior subordinated notes due 2016, $938.8 million under our First Lien Credit Agreement, $250.0 million under our Second Lien Credit Agreement and $150.0 million of 3% senior subordinated convertible notes.
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
     In the three months ended March 31, 2011, we repurchased approximately $50.0 million of our outstanding securities, as described in more detail below. In March 2011, our Board of Directors authorized an additional repurchase of up to $50.0 million of our preferred or common stock. The authorized repurchase program expires December 31, 2011.
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
     Summary of Changes in Cash Position
     As of March 31, 2011, we had cash and cash equivalents of $318.7 million, an $82.6 million decrease from December 31, 2010. Our primary sources of cash during the three months ended March 31, 2011 included $87.2 million generated by our operating activities, $11.5 million received from the disposition of a business, $7.0 from the sales of marketable securities and $11.8 million from common stock issuances under employee stock option and stock purchase plans. Our primary uses of cash during the three months ended March 31, 2011 related to $94.9 million net cash paid for acquisitions and transactional costs, $50.0 million related to the repurchase of our preferred and common stock, $28.7 million of capital expenditures, net of proceeds from the sale of equipment, $13.2 million related to payments of acquisition-related contingent consideration obligations, $12.1 million related to an increase in other assets, which includes a purchase of a license agreement totaling $6.0 million, and $3.6 million in repayment of long-term debt. Fluctuations in foreign currencies positively impacted our cash balance by $1.2 million during the three months ended March 31, 2011.
     Cash Flows from Operating Activities
     Net cash provided by operating activities during the three months ended March 31, 2011 was $87.2 million, which resulted from net income from continuing operations of $0.3 million and $95.3 million of non-cash items, offset by $8.5 million of cash used to meet net working capital requirements during the period. The $95.3 million of non-cash items included, among various other items, $95.0 million related to depreciation and amortization, $5.8 million related to non-cash stock-based compensation, $2.9 million related to the impairment of certain intangible assets and $3.6 million of interest expense related to the amortization of deferred financing costs and original issue discounts, partially offset by a $13.2 million decrease related to changes in our deferred tax assets and liabilities which resulted from amortization of intangible assets partially offset by the utilization of tax loss carryforwards, and $1.0 million in equity earnings in unconsolidated entities.
     Cash Flows from Investing Activities
     Our investing activities during the three months ended March 31, 2011 utilized $117.3 million of cash, including $94.9 million net cash paid for acquisitions and transaction-related costs and $28.7 million of capital expenditures, net of proceeds from the sale of equipment, $12.1 million related to an increase in other assets, which includes a purchase of a license agreement totaling $6.0 million, offset by $11.5 million received from the disposition of a business and $7.0 million received from the sales of marketable securities.

     Cash Flows from Financing Activities
     Net cash used by financing activities during the three months ended March 31, 2011 was $53.7 million. Financing activities during the three months ended March 31, 2011 primarily included $50.0 million related to the repurchase of our preferred and common stock, $13.2 million related to payments of acquisition-related contingent consideration obligations, $3.6 million in repayment of long-term debt, $11.8 million cash received from common stock issuances under employee stock option and stock purchase plans and $1.2 million related to the excess tax benefit on exercised stock options.
     As of March 31, 2011, we had an aggregate of $4.3 million in outstanding capital lease obligations which are payable through 2015.
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
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of March 31, 2011.
Contractual Obligations
     The following summarizes our principal contractual obligations as of March 31, 2011 that have changed significantly since December 31, 2010 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, but omitted below, represent those that have not changed significantly since that date.
     (a) Acquisition-Related Contingent Consideration Obligations
•	Privately-owned health management business
     With respect to a privately-owned health management business which we acquired in 2008, the terms of the acquisition agreement provide for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets. The final earn-out was achieved during the fourth quarter of 2010, resulting in an accrual of approximately €23.9 million ($31.8 million). A cash payment totaling €24.1 million ($34.0 million) was made during the first quarter of 2011.

•	Alere Home Monitoring
     With respect to Tapestry now known as Alere Home Monitoring Inc., or Alere Home Monitoring, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2010 and 2011. Cash payment for the 2010 portion of the earn-out totaling $12.7 million was paid during the first quarter of 2011. The maximum remaining amount of the earn-out payments is $12.3 million which, if earned, will be paid in shares of our common stock.
     (b) Contingent Obligations
•	Agreements with Epocal
     In November 2009, we entered into a distribution agreement with Epocal, Inc., or Epocal, to distribute the epoc® Blood Analysis System for blood gas and electrolyte testing for $20.0 million, which is recorded on our accompanying consolidated balance sheet in other intangible assets, net. We also entered into a definitive agreement to acquire all of the issued and outstanding equity securities of Epocal for a total potential purchase price of up to $255.0 million, including a base purchase price of up to $172.5 million if Epocal achieves certain gross margin and other financial milestones on or prior to October 31, 2014, plus additional payments of up to $82.5 million if Epocal achieves certain other milestones relating to its gross margin and product development efforts on or prior to this date. We also agreed that, if the acquisition is consummated, we will provide $12.5 million in management incentive arrangements, 25% of which will vest over three years and 75% of which will be payable only upon the achievement of certain milestones. The acquisition will also be subject to other closing conditions, including the receipt of any required antitrust or other approvals. In April 2011, we entered into a license agreement with Epocal and amended some of the terms of the definitive agreement to acquire Epocal. The license agreement provides Alere with royalty-free access to certain Epocal intellectual property for use in Alere home-use products and provided for an upfront license payment of $18.0 million, of which $12.0 million was paid in April 2011, $3.0 million will be paid in June 2011 and $3.0 million will be paid in September 2011. The amendment of the definitive agreement increased the working capital target by $18.0 million. The amendment of the agreement also added an additional potential milestone payment of $8.0 million. As a result, the maximum purchase price under the acquisition agreement increased to $263.0 million.
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
     There have been no significant changes in our critical accounting policies or management estimates since the year ended December 31, 2010. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.
Recent Accounting Pronouncements
     See Note 17 in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2010 Form 10-K, as amended. There have been no material changes in the three months ended March 31, 2011 to our market risks or management of such risks.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Our management evaluated, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at that time. We and our management understand nonetheless that controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, our CEO and CFO concluded that such disclosure controls and procedures were effective as of such date at the “reasonable assurance” level.
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
PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the period covered by this report, we issued 14,230 shares of our common stock upon the net exercise of warrants to purchase 33,279 shares of our common stock, resulting in aggregate non-cash consideration to us of $750,015, and 5,519 shares of our common stock upon the exercise of warrants for cash, resulting in aggregate proceeds to us of $100,004. The warrants were issued in private placements relating to various acquisitions. The shares issued upon exercise of the warrants were offered and sold pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.
     On January 28, 2011, we issued 25,463 shares of common stock in connection with our acquisition of the assets of Pregnancy.org, LLC. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act.

     The following table provides information regarding shares of our common stock and Series B preferred stock that we repurchased during the first quarter of 2011.

Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased as	Approximate Dollar Value of
	Total Number	Average	Part of Publicly	Shares that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased (1)	Per Share (2)	Programs (3)	or Programs (3)
January 1, 2011 — January 31, 2011
Series B preferred stock	118,000	$266.30	118,000
Common stock	—	—	—
As of January 31, 2011				$18,577,178
February 1, 2011 — February 28, 2011
Series B preferred stock	30,000	$273.26	30,000
Common stock	—	—	—
As of February 28, 2011				$10,379,352
March 1, 2011 — March 31, 2011
Series B preferred stock	35,000	$278.85	35,000
Common stock	16,700	$36.99	16,700
As of March 31, 2011				$50,000,000	(4)

First Quarter 2011
Series B preferred stock	183,000	$269.84	183,000

Common stock	16,700	$36.99	16,700

(1)	In the first quarter of 2011, we repurchased an aggregate of 183,000 shares of our Series B preferred stock and 16,700 shares of our common stock in the open market and in privately negotiated transactions. All repurchases were made pursuant to an authorized share repurchase plan that we publicly announced on December 9, 2010.

(2)	Includes commission cost.

(3)	On December 8, 2010, the Board of Directors authorized the repurchase of up to $50.0 million of our common stock or preferred stock in the open market or through privately negotiated transactions through March 31, 2011, which amount was fully exhausted through the repurchases described above.

(4)	On March 21, 2011, the Board of Directors authorized the repurchase of up to an additional $50.0 million of our common stock or preferred stock in the open market or through privately negotiated transactions on or before December 31, 2011, all of which remained available for future repurchases as of March 31, 2011. We publicly announced this program on March 22, 2011.

ITEM 6. EXHIBITS

Exhibits:
Exhibit No.	Description
10.1	Alere Inc. Annual Executive Incentive Compensation Process (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, event date February 3, 2011, filed February 9, 2011)

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010, (b) our Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (c) our Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and (d) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.
Date: May 9, 2011	/s/ David Teitel
David Teitel
Chief Financial Officer and an authorized officer