Form 10-Q
period 2011-06-30
ALERE INC.
filed 2011-08-08
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 1, 2011 was 85,970,763.

ALERE INC.
REPORT ON FORM 10-Q
For the Quarterly Period Ended June 30, 2011
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

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
a) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	3
b) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	4
c) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	5
d) Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	48
PART II. OTHER INFORMATION
Item 1A. Risk Factors	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 6. Exhibits	50
SIGNATURES	52
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALERE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net product sales	$398,805	$350,015	$806,048	$700,116
Services revenue	163,575	166,865	331,127	326,169

Net product sales and services revenue	562,380	516,880	1,137,175	1,026,285
License and royalty revenue	4,805	6,080	12,474	11,929

Net revenue	567,185	522,960	1,149,649	1,038,214

Cost of net product sales	190,333	166,736	380,020	330,441
Cost of services revenue	82,495	82,424	167,211	158,209

Cost of net product sales and services revenue	272,828	249,160	547,231	488,650
Cost of license and royalty revenue	1,629	1,802	3,483	3,609

Cost of net revenue	274,457	250,962	550,714	492,259

Gross profit	292,728	271,998	598,935	545,955
Operating expenses:
Research and development	41,348	32,760	77,890	63,753
Sales and marketing	140,388	123,819	273,597	243,410
General and administrative	94,838	93,361	200,389	188,024

Total operating expenses	276,574	249,940	551,876	495,187

Operating income	16,154	22,058	47,059	50,768
Interest expense, including amortization of original issue discounts and deferred financing costs	(68,562)	(33,606)	(106,867)	(66,741)
Other income (expense), net	437	4,112	2,773	7,156

Loss from continuing operations before benefit for income taxes	(51,971)	(7,436)	(57,035)	(8,817)
Benefit for income taxes	(42,736)	(1,243)	(47,066)	(797)

Loss from continuing operations before equity earnings (losses) of unconsolidated entities, net of tax	(9,235)	(6,193)	(9,969)	(8,020)
Equity earnings (losses) of unconsolidated entities, net of tax	(207)	4,217	804	8,257

Income (loss) from continuing operations	(9,442)	(1,976)	(9,165)	237
Income (loss) from discontinued operations, net of tax	—	(35)	—	11,911

Net income (loss)	(9,442)	(2,011)	(9,165)	12,148
Less: Net income (loss) attributable to non-controlling interests	(40)	343	22	(327)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(9,402)	(2,354)	(9,187)	12,475
Preferred stock dividends	(5,515)	(5,984)	(11,324)	(11,837)
Preferred stock repurchase	10,248	—	23,936	—

Net income (loss) available to common stockholders	$(4,669)	$(8,338)	$3,425	$638

Basic net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) from continuing operations	$(0.05)	$(0.10)	$0.04	$(0.13)
Income from discontinued operations, net of tax	—	—	—	0.14

Net income (loss) per common share	$(0.05)	$(0.10)	$0.04	$0.01

Diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) from continuing operations	$(0.05)	$(0.10)	$0.04	$(0.13)
Income from discontinued operations, net of tax	—	—	—	0.14

Net income (loss) per common share	$(0.05)	$(0.10)	$0.04	$0.01

Weighted average shares-basic	85,703	84,193	85,536	84,001

Weighted average shares-diluted	85,703	84,193	87,032	84,001

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$556,662	$401,306
Restricted cash	2,547	2,581
Marketable securities	1,177	2,094
Accounts receivable, net of allowances of $22,683 and $20,381 at June 30, 2011 and December 31, 2010, respectively	406,002	397,148
Inventories, net	268,346	257,720
Deferred tax assets	73,929	57,111
Income tax receivable	187	1,383
Receivable from joint venture, net	12,024	—
Prepaid expenses and other current assets	116,448	74,914

Total current assets	1,437,322	1,194,257
Property, plant and equipment, net	421,888	390,510
Goodwill	2,889,388	2,831,300
Other intangible assets with indefinite lives	22,124	28,183
Finite-lived intangible assets, net	1,628,245	1,707,581
Deferred financing costs, net, and other non-current assets	99,137	57,529
Receivable from joint venture, net of current portion	16,026	23,872
Investments in unconsolidated entities	62,673	62,556
Marketable securities	2,621	9,404
Deferred tax assets	26,027	25,182

Total assets	$6,605,451	$6,330,374

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$36,697	$16,891
Current portion of capital lease obligations	2,677	2,126
Accounts payable	139,217	126,844
Accrued expenses and other current liabilities	332,045	345,832
Payable to joint venture, net	—	2,787
Deferred gain on joint venture	288,784	288,378

Total current liabilities	799,420	782,858

Long-term liabilities:
Long-term debt, net of current portion	2,728,692	2,378,566
Capital lease obligations, net of current portion	4,976	1,402
Deferred tax liabilities	385,767	420,166
Other long-term liabilities	137,587	169,656

Total long-term liabilities	3,257,022	2,969,790

Commitments and contingencies (Note 16)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at June 30, 2011 and $836,222 at December 31, 2010); Authorized: 2,300 shares; Issued and outstanding: 1,774 shares at June 30, 2011 and 2,091 shares at December 31, 2010	606,468	718,554
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued and outstanding: 85,712 shares at June 30, 2011 and 84,904 shares at December 31, 2010	86	85
Additional paid-in capital	3,254,532	3,232,997
Accumulated deficit	(1,362,435)	(1,377,184)
Treasury stock, at cost, 49 shares at June 30, 2011 and 24 shares at December 31, 2010	(1,030)	(104)
Accumulated other comprehensive income	46,448	690

Total stockholders’ equity	2,544,069	2,575,038
Non-controlling interests	4,940	2,688

Total equity	2,549,009	2,577,726

Total liabilities and equity	$6,605,451	$6,330,374

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net income (loss)	$(9,165)	$12,148
Income from discontinued operations, net of tax	—	11,911

Income (loss) from continuing operations	(9,165)	237
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	27,590	7,235
Depreciation and amortization	196,116	183,155
Non-cash stock-based compensation expense	11,989	15,684
Impairment of inventory	466	640
Impairment of long-lived assets	957	644
Impairment of intangible assets	2,935	—
Loss on sale of fixed assets	1,270	514
Gain on sales of marketable securities	(331)	—
Equity earnings of unconsolidated entities, net of tax	(804)	(8,257)
Deferred income taxes	(63,343)	(22,982)
Other non-cash items	(4,503)	(6,270)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,641)	18,632
Inventories, net	(7,299)	(14,651)
Prepaid expenses and other current assets	(36,052)	1,889
Accounts payable	13,524	(26,125)
Accrued expenses and other current liabilities	17,721	(15,169)
Other non-current liabilities	11,071	(253)

Net cash provided by continuing operations	158,501	134,923
Net cash used in discontinued operations	—	(1,081)

Net cash provided by operating activities	158,501	133,842

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(67,630)	(41,776)
Proceeds from sale of property, plant and equipment	835	382
Proceeds from disposition of business	11,490	—
Cash paid for acquisitions, net of cash acquired	(107,360)	(377,125)
Proceeds from sales of marketable securities	7,919	—
Net cash received from equity method investments	490	6,333
Increase in other assets	(32,101)	(1,443)

Net cash used in continuing operations	(186,357)	(413,629)
Net cash provided by discontinued operations	—	63,446

Net cash used in investing activities	(186,357)	(350,183)

Cash Flows from Financing Activities:
Decrease in restricted cash	34	42
Cash paid for financing costs	(64,699)	(1,491)
Cash paid for contingent purchase price consideration	(24,707)	—
Proceeds from issuance of common stock, net of issuance costs	17,829	12,957
Repurchase of preferred stock	(99,068)	—
Proceeds from issuance of long-term debt	1,552,124	—
Payments on long-term debt	(1,193,315)	(4,875)
Net proceeds (payments) under revolving credit facilities	3,335	(3,696)
Repurchase of common stock	(926)	—
Excess tax benefits on exercised stock options	1,704	1,218
Principal payments on capital lease obligations	(1,294)	(975)
Other	(10,417)	(75)

Net cash provided by financing activities	180,600	3,105

Foreign exchange effect on cash and cash equivalents	2,612	(13,494)

Net increase (decrease) in cash and cash equivalents	155,356	(226,730)
Cash and cash equivalents, beginning of period	401,306	492,773

Cash and cash equivalents, end of period	$556,662	$266,043

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
(2) Cash and Cash Equivalents
     We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2011, our cash equivalents consisted of money market funds.
(3) Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$75,767	$81,640
Work-in-process	61,206	61,849
Finished goods	131,373	114,231

	$268,346	$257,720

(4) Stock-based Compensation
     We recorded stock-based compensation expense in our consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of sales	$366	$395	$716	$801
Research and development	1,191	1,506	2,136	3,872
Sales and marketing	1,209	900	2,168	1,913
General and administrative	3,415	5,313	6,969	9,098

	6,181	8,114	11,989	15,684
Benefit for income taxes	(1,304)	(1,917)	(2,590)	(3,338)

	$4,877	$6,197	$9,399	$12,346

(5) Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted net (loss) income per common share for the periods presented (in thousands, except per share data):

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Income (loss) from continuing operations	$(9,442)	$(1,976)	$(9,165)	$237
Preferred stock dividends	(5,515)	(5,984)	(11,324)	(11,837)
Preferred stock repurchase	10,248	—	23,936	—

Income (loss) from continuing operations attributable to common shares	(4,709)	(7,960)	3,447	(11,600)
Less: Net income (loss) attributable to non-controlling interest	(40)	343	22	(327)

Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	(4,669)	(8,303)	3,425	(11,273)
Income (loss) from discontinued operations	—	(35)	—	11,911

Net income (loss) available to common stockholders	$(4,669)	$(8,338)	$3,425	$638

Denominator:
Weighted-average common shares outstanding — basic	85,703	84,193	85,536	84,001
Effect of dilutive securities:
Stock options	—	—	1,253	—
Warrants	—	—	131	—
Potentially issuable shares of common stock associated with contingent consideration arrangements	—	—	112	—

Weighted-average common shares outstanding — diluted	85,703	84,193	87,032	84,001

Net income per common share — basic:
Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$(0.05)	$(0.10)	$0.04	$(0.13)
Income (loss) from discontinued operations	—	—	—	0.14

Net income (loss) per common share — basic	$(0.05)	$(0.10)	$0.04	$0.01

Net income per common share — diluted:
Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$(0.05)	$(0.10)	$0.04	$(0.13)
Income (loss) from discontinued operations	—	—	—	0.14

Net (loss) income per common share — diluted	$(0.05)	$(0.10)	$0.04	$0.01

     For the three and six-month periods ended June 30, 2011, anti-dilutive shares of 15.7 million and 14.5 million, respectively, were excluded from the computations of diluted net income (loss) per share. For the three and six-month periods ended June 30, 2010, anti-dilutive shares of 17.1 million and 17.3 million, respectively, were excluded from the computations of diluted net income (loss) per share.
(6) Stockholders’ Equity
     (a) Preferred Stock
     For the three and six months ended June 30, 2011, Series B preferred stock dividends amounted to $5.5 million and $11.3 million, respectively, and for the three and six months ended June 30, 2010, Series B preferred stock dividends amounted to $6.0 million and $11.8 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net income (loss) per common share for each of the respective periods. As of July 15, 2011, payments have been made covering all dividend periods through June 30, 2011.
     (b) Share Repurchases
     In December 2010, our Board of Directors authorized the repurchase of up to $50.0 million of our common or preferred stock. During the first quarter of 2011, under this authorization we repurchased, in the open market and privately-negotiated transactions, 183,000 shares of our Series B preferred stock, which were convertible into approximately 1.1 million shares of our common stock, at a cost of approximately $49.4 million, which we paid in cash. Also during the first quarter of 2011, under this same authorization, we completed this repurchase program by repurchasing 16,700 shares of our common stock at a cost of approximately $0.6 million, which we paid in cash. The repurchase of the preferred stock at an average cost of $269.84 per preferred share, an amount less than the weighted average fair value of the preferred shares at issuance, resulted in the allocation of $13.7 million of income attributable to common shareholders.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     In March 2011, our Board of Directors authorized an additional repurchase of up to $50.0 million of our preferred or common stock. During the second quarter of 2011, under this authorization we repurchased, in the open market and privately-negotiated transactions, 174,788 shares of our Series B preferred stock, which were convertible into approximately 1.0 million shares of our common stock, at a cost of approximately $49.7 million, which we paid in cash. Also during the second quarter of 2011, under this same authorization, we completed this repurchase program by repurchasing 8,300 shares of our common stock at a cost of approximately $0.3 million, which we paid in cash. The repurchase of the preferred stock at an average cost of $284.28 per preferred share, an amount less than the weighted average fair value of the preferred shares at issuance, resulted in the allocation of $10.2 million of income attributable to common shareholders.
     On May 31, 2011, we announced that our Board of Directors had authorized the repurchase of an additional $200.0 million of our common stock or preferred stock, subject to completion of the consent solicitation we announced that day and receipt of necessary authorizations from our senior secured lenders. We satisfied these conditions on June 30, 2011.
(7) Comprehensive Income (Loss)
     The following table provides a reconciliation of net income reported in our consolidated financial statements to comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) attributable to Alere Inc. and Subsidiaries	$(9,402)	$(2,354)	$(9,187)	$12,475

Other comprehensive income (loss), net of tax:
Changes in cumulative translation adjustment	17,106	(30,502)	38,621	(48,464)
Unrealized gains (losses) on available for sale securities	(63)	289	(278)	48
Unrealized gains (losses) on hedging instruments	6,337	474	7,325	(260)
Minimum pension liability adjustment	118	(26)	90	302

Total other comprehensive income (loss)	23,498	(29,765)	45,758	(48,374)

Total comprehensive income (loss)	$14,096	$(32,119)	$36,571	$(35,899)

     A summary of the changes in stockholders’ equity and non-controlling interest comprising total equity for the six months ended June 30, 2011 and 2010 is provided below (in thousands):

	Six Months Ended June 30,
	2011			2010
	Total	Non-		Total	Non-
	Stockholders’	controlling		Stockholders’	controlling
	Equity	Interest	Total Equity	Equity	Interest	Total Equity
Equity, beginning of period	$2,575,038	$2,688	$2,577,726	$3,527,555	$1,334	$3,528,889
Issuance of common stock and warrants in connection with acquisitions	1,000	—	1,000	16,281	—	16,281
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	17,829	—	17,829	12,958	—	12,958
Repurchase of common stock	(926)	—	(926)	—	—	—
Repurchase of preferred stock	(99,068)	—	(99,068)	—	—	—
Preferred stock dividends	(68)	—	(68)	(86)	—	(86)
Stock-based compensation related to grants of common stock options	11,989	—	11,989	15,684	—	15,684
Excess tax benefits on exercised stock options	1,704	—	1,704	1,060	—	1,060
Non-controlling interest from acquisitions	—	2,500	2,500	(5,305)	3,213	(2,092)
Dividend relating to non-controlling interest	—	(270)	(270)	—	—	—
Redeemable non-controlling interest in subsidiaries’ income	—	—	—	—	(124)	(124)
Net income (loss)	(9,187)	22	(9,165)	12,475	(327)	12,148
Total other comprehensive income (loss)	45,758	—	45,758	(48,374)	(2,950)	(51,324)

Equity, end of period	$2,544,069	$4,940	$2,549,009	$3,532,248	$1,146	$3,533,394

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(8) Business Combinations
     Acquisitions are accounted for using the acquisition method and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. During the three and six months ended June 30, 2011, we expensed acquisition-related costs of $1.4 million and $3.3 million, respectively, in general and administrative expense. During the three and six months ended June 30, 2010, we expensed acquisition-related costs of $2.0 million and $5.9 million, respectively, primarily in general and administrative expense.
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
     (a) Acquisitions in 2011
     During 2011, we acquired the following businesses for a preliminary aggregate purchase price of $93.3 million, which included cash payments totaling $75.0 million, 25,463 shares of our common stock with an acquisition date fair value of $1.0 million, contingent consideration obligations with an aggregate acquisition date fair value of $11.2 million and deferred purchase price consideration of $2.1 million.
•	90% interest in BioNote, Inc., or BioNote, headquartered in South Korea, a manufacturer of diagnostic products for the veterinary industry (Acquired January 2011). We previously owned a 10% interest in BioNote.

•	assets, including domain name, of Pregnancy.org, LLC, or Pregnancy.org, a U.S.-based company providing a website for preconception, pregnancy and newborn care content, tools and sharing (Acquired January 2011)

•	Home Telehealth Limited, subsequently renamed Alere Connected Health Limited, or Alere Connected Health, located in Cardiff, Wales, a company that focuses on delivering integrated, comprehensive services and programs to health and social care providers and insurers (Acquired February 2011)

•	Bioeasy Diagnostica Ltda., or Bioeasy, located in Belo Horizonte, Brazil, a company that markets and sells rapid diagnostic tests and systems for laboratory diagnosis, prevention and monitoring of immunological diseases and fertility (Acquired March 2011)

•	80.92% interest in Standing Stone, Inc., or Standing Stone, located in Westport, Connecticut, a company that focuses on disease state management by enhancing the quality of care provided to patients who require long-term therapy for chronic disease management (Acquired May 2011)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The operating results of BioNote and Bioeasy are included in our professional diagnostics reporting unit and business segment. The operating results of Pregnancy.org, Alere Connected Health and Standing Stone are included in our health management reporting unit and business segment. Our consolidated statements of operations for the three and six months ended June 30, 2011 included revenue totaling approximately $6.7 million and $9.7 million, respectively, related to these businesses. Goodwill has been recognized in all of the acquisitions and amounted to approximately $58.9 million. Goodwill related to the acquisition of Pregnancy.org, which totaled $1.3 million, is expected to be deductible for tax purposes.
     A summary of the preliminary aggregate purchase price allocation for the acquisitions consummated in 2011 is as follows (in thousands):

Current assets (1)	$11,471
Property, plant and equipment	5,121
Goodwill	58,890
Intangible assets	33,126
Other non-current assets	989

Total assets acquired	109,597

Current liabilities	5,040
Non-current liabilities	8,789

Total liabilities assumed	13,829

Net assets acquired	95,768
Less:
Fair value of non-controlling interest	2,500
Previously-owned 10% investment in BioNote	3,937
Contingent consideration	11,242
Fair value of common stock issued	1,000
Deferred purchase price consideration	2,070

Cash paid	$75,019

(1)	Includes cash acquired of approximately $4.0 million.
     The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

		Weighted
		Average
	Amount	Useful Life
Core technology and patents	$5,441	14.4 years
Database	64	3 years
Trademarks and trade names	4,897	16.4 years
Customer relationships	16,872	10 years
Non-compete agreements	455	3.9 years
Software	3,500	12 years
Other	1,523	8 years
In-process research and development	374	N/A

Total intangible assets	$33,126

     (b) Acquisitions in 2010
During 2010, we acquired the following businesses for a preliminary aggregate purchase price of $602.5 million, which consisted of initial cash payments totaling $512.1 million, contingent consideration obligations with an acquisition date fair value of $89.7 million and deferred purchase price consideration with an acquisition date present value of $0.7 million.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	RMD Networks, Inc., or RMD, located in Denver, Colorado, a provider of clinical groupware software and services designed to improve communication and coordination of care among providers, patients, and payers in the healthcare environment (Acquired January 2010)

•	certain assets of Streck, Inc., or Streck, located in Nebraska, a manufacturer of hematology, chemistry and immunology products for the clinical laboratory (Acquired January 2010)

•	Standard Diagnostics, headquartered in South Korea, a company that specializes in the medical diagnostics industry. Its main product lines relate to diagnostic reagents and devices for hepatitis, infectious diseases, tumor markers, fertility, drugs of abuse, urine strips and protein strips. (Initial controlling interest acquired February 2010)

•	Kroll Laboratory Specialists, Inc., subsequently renamed Alere Toxicology Services, or Alere Toxicology, headquartered in Gretna, Louisiana, a company that provides forensic quality substance abuse testing products and services across the United States (Acquired February 2010)

•	a privately-owned U.K. research and development operation (Acquired March 2010)

•	assets of the diagnostics division of Micropharm Ltd., located in Wales, United Kingdom, an expert in high-quality antibody production in sheep for both diagnostic and therapeutic purposes, providing antisera on a contract basis for U.K. and overseas companies and academic institutions, mainly for research, therapeutic and diagnostic uses (Acquired March 2010)

•	Quantum Diagnostics Group Limited, or Quantum, headquartered in Essex, England, an independent provider of drug testing products and services to healthcare professionals across the U.K. and Europe (Acquired April 2010)

•	assets of the workplace health division of Good Health Solutions Pty Ltd., subsequently renamed Alere Health Pty Ltd., located in East Sydney, Australia, an important player in the Australian health and wellness market, focusing on health screenings, health-related consulting services, health coaching and fitness instruction (Acquired April 2010)

•	certain assets of Unotech Diagnostics, Inc., or Unotech, located in California, a privately-owned company engaged in the development, formulation, manufacture, packaging, supply and distribution of our BladderCheck NMP22 lateral flow test and related lateral flow products (Acquired June 2010)

•	Scipac Holdings Limited, or Scipac, headquartered in Kent, England, a diagnostic reagent company with an extensive product portfolio supplying purified human antigens, recombinant proteins and disease state plasma to a global customer base (Acquired June 2010)

•	a privately-owned research and development operation, located in San Diego, California (Acquired July 2010)

•	Diagnostixx of California, Corp. (d/b/a Immunalysis Corporation), or Immunalysis, located in Pomona, California, a privately-owned manufacturer and marketer of abused and prescription drug screening solutions used by clinical reference and forensic/crime laboratories (Acquired August 2010)

•	AdnaGen AG, or AdnaGen, located in Langenhagen, Germany, a company that focuses on the development of innovative tumor diagnostics for the detection of rare cells (Acquired November 2010)

•	Medlab Produtos Medicos Hospitalares Ltda, now known as Alere S.A., located in San Paulo, Brazil, a distributor of medical instruments and reagents to public and private laboratories throughout Brazil and Uruguay (Acquired December 2010)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	Capital Toxicology, LLC, or Capital Toxicology, located in Austin, Texas, a privately-held toxicology business specializing in pain management services (Acquired December 2010)
     The operating results of the acquired businesses mentioned above, except for RMD and Alere Health Pty Ltd., are included in our professional diagnostics reporting unit and business segment. The operating results of RMD and Alere Health Pty Ltd. are included in our health management reporting unit and business segment. Our consolidated statements of operations for the three and six months ended June 30, 2010 included revenue totaling approximately $33.1 million and $49.2 million, respectively, related to these businesses. Goodwill has been recognized in all of the acquisitions, with the exception of Unotech and Streck, and amounted to approximately $326.5 million. Goodwill related to the acquisitions of Alere Toxicology and Capital Toxicology, which totaled $63.4 million, is expected to be deductible for tax purposes.
     A summary of the preliminary aggregate purchase price allocation for the acquisitions consummated in 2010 is as follows (in thousands):

Current assets (1)	$85,127
Property, plant and equipment	36,634
Goodwill	326,518
Intangible assets	283,855
Other non-current assets	17,006

Total assets acquired	749,140

Current liabilities	29,913
Non-current liabilities	71,060

Total liabilities assumed	100,973

Net assets acquired	648,167
Less:
Fair value of non-controlling interest	45,623
Contingent consideration	89,708
Present value of deferred purchase price consideration	688

Cash paid	$512,148

(1)	Includes cash acquired of approximately $22.8 million.
     The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

		Weighted
		Average
	Amount	Useful Life
Core technology and patents	$106,885	12.4 years
Quality systems	153	5 years
Database	654	3 years
Trademarks and trade names	11,654	6.3 years
License agreements	459	10 years
Customer relationships	125,332	14.3 years
Non-compete agreements	2,650	4.2 years
Software	5,000	7 years
Distribution agreement	800	14 years
Manufacturing know-how	3,683	10.5 years
In-process research and development	26,585	N/A

Total intangible assets	$283,855

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     (c) Restructuring Plans of Acquisitions
     In connection with several of our acquisitions consummated during 2008 and prior, we initiated integration plans to consolidate and restructure certain functions and operations, including the costs associated with the termination of certain personnel of these acquired entities and the closure of certain of the acquired entities’ leased facilities. These costs have been recognized as liabilities assumed in connection with the acquisition of these entities and are subject to potential adjustments as certain exit activities are refined. The following table summarizes the liabilities established for exit activities related to these acquisitions and the total exit costs incurred since inception of each plan (in thousands):

	Balance at	Adjustments		Balance at	Exit Costs
	December 31,	to the	Amounts	June 30,	Since
	2010	Reserve (1)	Paid	2011	Inception
Acquisition of Matria:
Severance related	$255	$(176)	$(11)	$68	$13,840
Facility costs	967	—	(494)	473	4,674

	$1,222	$(176)	$(505)	$541	$18,514

Acquisition of Panbio:
Severance related	$—	$—	$—	$—	$211
Facility costs	242	(75)	(167)	—	828

	$242	$(75)	$(167)	$—	$1,039

Acquisition of Cholestech Corporation:
Severance related	$85	$(85)	$—	$—	$5,796
Facility costs	1,805	—	(304)	1,501	2,732

	$1,890	$(85)	$(304)	$1,501	$8,528

	$3,354	$(336)	$(976)	$2,042

(1)	These adjustments resulted in a change in the aggregate purchase price and related goodwill for each related acquisition.
     Of the total $2.0 million liability outstanding as of June 30, 2011, $0.6 million is included in accrued expenses and other current liabilities and $1.4 million is included in other long-term liabilities.
     Although we believe our plans and estimated exit costs for our acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.
     (d) Pro Forma Financial Information
     The following table presents selected unaudited financial information of our company, including Standard Diagnostics, as if the acquisition of this entity had occurred on January 1, 2010. Pro forma results exclude adjustments for various other less significant acquisitions completed since January 1, 2010, as these acquisitions did not materially affect our results of operations.
     The pro forma results are derived from the historical financial results of the acquired businesses for the periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2010. There was no pro forma impact on the results of operations for the three and six months ended June 30, 2011, as the acquisition of Standard Diagnostics closed prior to January 1, 2011 (in thousands, except per share amounts).

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three Months	Six Months Ended
	Ended June 30, 2010	June 30, 2010
Pro forma net revenue	$522,960	$1,044,367

Pro forma loss from continuing operations attributable to Alere Inc. and Subsidiaries and available to common stockholders	$(5,967)	$(10,760)

Pro forma income (loss) available to common stockholders	$(6,002)	$1,151

Pro forma loss from continuing operations attributable to Alere Inc. and Subsidiaries per common share — basic and diluted(1)	$(0.07)	$(0.13)

Pro forma net income (loss) available to common stockholders — basic and diluted(1)	$(0.07)	$0.01

(1)	Net income (loss) per common share amounts are computed as described in Note 5.
(9) Restructuring Plans
     The following table sets forth the aggregate charges associated with restructuring plans recorded in operating income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of net revenue	$880	$2,411	$2,230	$3,991
Research and development	416	308	434	223
Sales and marketing	1,862	296	2,874	1,248
General and administrative	7,140	3,237	10,959	7,758

	$10,298	$6,252	$16,497	$13,220

     (a) 2011 Restructuring Plans
     In the second quarter of 2011, management executed a cost reduction plan on a company-wide basis. As a result of this plan, we recorded $1.1 million in severance-related expenses within our corporate and other business segment during the three and six months ended June 30, 2011. As of June 30, 2011, $0.7 million of these costs remain unpaid. We do not anticipate incurring significant additional charges under this plan. This plan also impacted the health management and professional diagnostics business segments, which are discussed below.
     In the first half of 2011, management executed plans to further reduce costs and improve efficiencies in our health management business segment, as well as cease operations at our GeneCare Medical Genetics Center, Inc., or GeneCare, facility in Chapel Hill, North Carolina and transfer the majority of our Quality Assured Services, Inc. operation in Orlando, Florida to our facility in Livermore, California. As a result of these plans, we recorded $6.4 million in charges during the three months ended June 30, 2011, which included $0.9 million in severance costs, $3.8 million in facility closure and transition costs and $1.7 million in fixed assets, accounts receivable and other non-cash write-offs. We recorded $10.6 million in charges during the six months ended June 30, 2011, which included $2.2 million in severance costs, $3.8 million in facility closure and transition costs, $2.9 million in intangible asset impairments related to our GeneCare operations and $1.7 million in fixed assets, accounts receivable and other non-cash write-offs. As of June 30, 2011, $5.2 million in costs remain unpaid. We anticipate incurring approximately $2.8 million in additional costs under these plans, primarily related to severance and facility lease obligations at our facility in Orlando, Florida.
     Additionally, during the first half of 2011, management executed several plans to reduce costs and improve operational efficiencies in our professional diagnostics business segment, including consolidation of operating activities among certain of our European subsidiaries. As a result of these plans, we recorded $2.7 million in charges during the three months ended June 30, 2011, which included $2.6 million in severance costs and $0.1 million in fixed asset impairments. We recorded $4.2 million in charges during the six months ended June 30, 2011, which included $3.6 million in severance costs and $0.6 million in fixed asset and inventory impairments. We have $1.1 million in

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
unpaid severance cost under these plans as of June 30, 2011. We anticipate incurring $0.1 million in additional charges under these plans and anticipate incurring additional charges within the professional diagnostics business segment as further cost reduction plans are developed.
     (b) 2010 Restructuring Plans
     In 2010, management executed plans to reduce costs and improve efficiencies in our health management business segment. As a result of these plans, we recorded $0.1 million during the three and six months ended June 30, 2011, primarily related to present value accretion on facility exit costs, which was included in interest expense. We recorded $0.7 million and $6.2 million in charges during the three and six months ended June 30, 2010, respectively. The charges for the three-month period included $0.6 million in severance costs and $0.1 million in costs associated with facility exit costs. The charges for the six-month period included $3.8 million in severance costs, $2.3 million in facility exit costs and $0.1 million in present value accretion on facility exit costs, which was included in interest expense. Since inception of the plans, we recorded $7.6 million in charges, which included $4.6 million in severance costs, $2.5 million in costs associated with facility exit costs, $0.2 million in fixed asset impairments and $0.3 million in present value accretion on facility exit costs, which was included in interest expense. As of June 30, 2011, $0.7 million in costs remain unpaid. We do not anticipate incurring significant additional charges under these plans.
     During 2010, management also executed several plans to reduce costs and improve efficiencies in our professional diagnostics business segment. As a result of these plans, during the six months ended June 30, 2011, we recorded $0.1 million in various restructuring charges. During the three and six months ended June 30, 2010, we recorded $2.0 million in charges primarily related to severance costs. Since inception of the plan we have recorded $3.5 million in charges, including $2.5 million in severance costs, $0.9 million in facility and other exit costs and $0.1 million in fixed asset impairments. As of June 30, 2011, substantially all costs have been paid. We do not anticipate incurring significant additional charges under these plans.
     (c) 2008 Restructuring Plans
     In May 2008, we decided to close our facility located in Bedford, England and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. Based upon this decision, during the three and six months ended June 30, 2011, we recorded $0.1 million and $0.4 million, respectively, in restructuring charges primarily related to transition costs within our professional diagnostics business segment. During the three and six months ended June 30, 2010, we recorded $2.2 million and $2.8 million in restructuring charges, respectively. Included in the charges for the three-month period were $1.5 million related to transition costs, $0.3 million in severance costs, $0.3 million related to fixed asset and inventory write-offs and $0.1 million related to the acceleration of facility restoration costs. Of the charges recorded for the six-month period, $0.1 million related to severance-related costs, $2.1 million related to transition costs, $0.4 million related to fixed asset and inventory write-offs and $0.2 million related to the acceleration of facility restoration costs. Of the $2.1 million and $2.6 million included in operating income for the three and six months ended June 30, 2010, respectively, all was charged to our professional diagnostics business segment. We also recorded $0.1 million and $0.2 million during the three and six months ended June 30, 2010, respectively, related to the accelerated present value accretion of our lease restoration costs due to the early termination of our facility lease, to interest expense.
     In addition to the restructuring charges discussed above, $0.3 million and $0.7 million of charges associated with the Bedford facility closure were borne by SPD, our 50/50 joint venture with the Procter & Gamble Company, or P&G, during the three and six months ended June 30, 2011, respectively, and $1.3 million and $2.9 million of charges were borne by SPD during the three and six months ended June 30, 2010, respectively. The $0.3 million of charges for the three months ended June 30, 2011 was primarily transition costs. Included in the $0.7 million of charges for the six months ended June 30, 2011 was $0.5 million in severance and transition costs and $0.2 million of fixed asset write-offs. Of these restructuring charges, 50%, or $0.1 million and $0.3 million, has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the three and six months ended June 30, 2011, respectively. The charges for the three months ended June 30, 2010 included $0.3 million in severance and retention costs, $0.6 million in transition costs and $0.4 million in inventory write-offs. The charges for the six months ended June 30, 2010 included $1.3 million in severance and retention costs and $1.6 million in transition costs. Of the total

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
restructuring charges, 50%, or $0.7 million and $1.5 million, has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations for the three and six months ended June 30, 2010, respectively. Of the total exit costs incurred jointly with SPD under this plan, $0.3 million in costs remain unpaid as of June 30, 2011.
     Since inception of the plan, we recorded $17.3 million in restructuring charges, including $5.9 million of fixed asset and inventory impairments, $4.6 million related to the acceleration of facility restoration costs and early termination lease penalties, $4.1 million in severance costs, $3.3 million in transition costs and $0.6 million related to a pension plan curtailment gain associated with the Bedford employees being terminated. SPD has been allocated $31.6 million in restructuring charges since the inception of the plan, including $9.3 million of fixed asset and inventory impairments, $11.4 million in severance and retention costs, $2.9 million in early termination lease penalties, $7.4 million in facility exit and transition costs and $0.6 million related to the acceleration of facility exit costs. We anticipate incurring additional costs of approximately $0.5 million related to the closure of this facility, primarily related to transition costs, through the end of 2011. Of these additional anticipated costs, approximately $0.4 million will be borne by SPD and $0.1 million will be borne by us and will be included primarily in our professional diagnostics business segment.
     As a result of our plans to transition the businesses of Cholestech and HemoSense, Inc., or HemoSense, to our San Diego, California facility and Panbio to Orlando, Florida and close these facilities, we incurred $1.6 million and $2.3 million in restructuring charges related to our professional diagnostics business segment during the three and six months ended June 30, 2010, respectively. Included in the charges for the three-month period were $0.9 million in facility closure and transition costs and $0.7 million in fixed asset and inventory write-offs. Of the charges incurred in the six-month period, $0.3 million relates to severance and retention costs, $1.3 million in facility closure and transition costs and $0.7 million in fixed asset and inventory write-offs. Since the inception of the plan, we incurred $14.6 million in restructuring charges, of which $4.5 million relates to severance and retention costs, $3.4 million in fixed asset impairments, $4.6 million in transition costs, $1.6 million in inventory write-offs and $0.5 million in present value accretion of facility lease costs related to these plans. As of June 30, 2011, $0.4 million in facility exit costs remains unpaid. We do not anticipate incurring significant additional restructuring charges under these plans.
(10) Long-term Debt
     We had the following long-term debt balances outstanding (in thousands):

	June 30, 2011	December 31, 2010
A term loans	$625,000	$—
B term loans	925,000	—
First Lien Credit Agreement — Term loans	—	941,250
Second Lien Credit Agreement	—	250,000
3% Senior subordinated convertible notes	150,000	150,000
9% Senior subordinated notes	390,442	389,686
7.875% Senior notes	245,179	244,756
8.625% Senior subordinated notes	400,000	400,000
Lines-of-credit	7,618	4,405
Other	22,150	15,360

	2,765,389	2,395,457
Less: Current portion	(36,697)	(16,891)

	$2,728,692	$2,378,566

     In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and writeoffs of deferred financing costs and original issue discounts, in our consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, respectively, as follows (in thousands):

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011		2010	2011		2010
Secured credit facility(1)	$220		$—	$220		$—
Former secured credit facility(2)	42,203	(3)	15,821	54,257	(3)	31,496
3% Senior subordinated convertible notes	1,250		1,245	2,496		2,491
9% Senior subordinated notes	9,738		9,808	19,468		19,503
7.875% Senior notes	5,369		5,426	10,734		10,568
8.625% Senior subordinated notes	8,919		—	17,827		—

	$67,699		$32,300	$105,002		$64,058

(1)	Includes “A” term and “B” term loans

(2)	Includes First Lien Credit Agreement and Second Lien Credit Agreement

(3)	Amount includes approximately $29.9 million recorded in connection with the termination of our former secured credit facility and related interest rate swap agreement, coupled with the amortization of fees paid for certain debt modifications.
     (a) Credit Agreement
     On June 30, 2011, we entered into a Credit Agreement, or secured credit facility, with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and, along with certain of our subsidiaries, a related guaranty and security agreement. The secured credit facility provides for term loans in the aggregate amount of $1.85 billion (consisting of “A” term loans in the aggregate principal amount of $625.0 million, “B” term loans in the aggregate principal amount of $925.0 million, and delayed-draw term loans in the aggregate principal amount of $300.0 million) and, subject to our continued compliance with the secured credit facility, a $250.0 million revolving line of credit (which revolving line of credit includes a $50.0 million sublimit for the issuance of letters of credit). We must repay the “A” term loans in eighteen consecutive quarterly installments, beginning on December 31, 2011 and continuing through March 31, 2016, in the amount of $7,812,500 each, and a final installment on June 30, 2016, in the amount of $484,375,000. We must repay the “B” term loans in twenty-two consecutive quarterly installments, beginning on December 31, 2011 and continuing through March 31, 2017, in the amount of $2,312,500 each, and a final installment on June 30, 2017, in the amount of $874,125,000. We must repay the delayed-draw term loans in fifteen consecutive quarterly installments, beginning on September 30, 2012 and continuing through March 31, 2016, each in the amount of 1.25% of the aggregate principal amount of the delayed-draw term loans that are borrowed through June 30, 2012 and remain outstanding on that date, and a final installment on June 30, 2016, in the amount of 81.25% of such aggregate principal amount. We may repay any future borrowings under the secured credit facility revolving line of credit at any time (without premium or penalty), but in no event later than June 30, 2016. As of June 30, 2011, the “A” term loans and the “B” term loans bore interest at 5.00% and 5.75%, respectively. As of June 30, 2011, there were no borrowings under the delayed-draw term loans or the revolving line of credit under the secured credit facility.
     As of June 30, 2011, aggregate borrowings under the secured credit facility amounted to $1.55 billion, consisting of “A” term loans in the aggregate principal amount of $625.0 million and “B” term loans in the aggregate principal amount of $925.0 million. As of June 30, 2011, we were in compliance with all debt covenants related to the above debt, which consisted principally of maximum consolidated secured leverage and minimum consolidated interest coverage requirements.
     (b) First Lien Credit Agreement and Second Lien Credit Agreement
     In connection with entering into the secured credit facility on June 30, 2011, we repaid in full all outstanding indebtedness under and terminated our First Lien Credit Agreement, or senior secured credit facility, and our Second Lien Credit Agreement, or junior secured credit facility (and, collectively with the senior secured credit facility, our former secured credit facility), dated June 26, 2007, with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and certain related guaranty and security agreements. The aggregate outstanding principal amount of the loans repaid under our former secured credit facility in connection with the termination thereof was approximately $1.2 billion.
     In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that had a total notional value of $350.0 million and an original maturity date of September 28, 2010. These interest rate swap contracts paid us variable interest at the three-month LIBOR rate, and we paid the counterparties a fixed rate of 4.85%. In March 2009, we extended our August 2007 interest rate hedge for an additional two-year period commencing in September 2010 at a one-month LIBOR rate of 2.54%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loans under the former secured credit facility into fixed rate debt. In connection with entering into the secured credit facility on June 30, 2011, we paid $10.1 million to terminate these interest rate swap contracts.
     In January 2009, we entered into interest rate swap contracts, with an effective date of January 14, 2009, that had a total notional value of $500.0 million and a maturity date of January 5, 2011. These interest rate swap contracts

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
paid us variable interest at the one-month LIBOR rate, and we paid the counterparties a fixed rate of 1.195%. These interest rate swap contracts were entered into to convert $500.0 million of the $1.2 billion variable rate term loan under the former secured credit facility into fixed rate debt. We did not extend the terms of these interest rate swap contracts after January 5, 2011.
(11) Derivative Financial Instruments
     We manage our economic and transaction exposure to certain market-based risks through the use of derivative instruments. Our objective for holding derivative instruments has been to reduce volatility of net earnings and cash flows associated with changes in interest rates and foreign currency exchange rates. We do not hold or issue derivative financial instruments for speculative purposes.
     (a) Interest Rate Risk
     We have historically used interest rate swap contracts in the management of our interest rate exposure related to our former secured credit facility. On June 30, 2011, we entered into a new secured credit facility, and in connection therewith, repaid in full all outstanding indebtedness under and terminated our former secured credit facility and related interest rate swaps.
     (b) Foreign Exchange Risk
     During the second quarter of 2011, we entered into a foreign exchange forward contract with a notional value of 1.0 billion South Korean Won to hedge against the effect of exchange rate fluctuations on a certain obligation denominated in non-functional currency. The contract has a term of six months. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and it is subsequently reclassified into net earnings in the period in which the hedged transaction affects net earnings or the forecasted transaction is no longer probable of occurring.
     The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on/in our accompanying consolidated balance sheets and consolidated statements of operations (in thousands):

		Fair Value at	Fair Value at
Derivative Instruments	Balance Sheet Caption	June 30, 2011	December 31, 2010
Foreign exchange forward contract	Prepaid expenses and other current assets	$8	$—

Interest rate swap contracts(1)	Accrued expenses and other current liabilities	$—	$26

Interest rate swap contracts(1)	Other long-term liabilities	$—	$11,954

		Amount of	Amount of
		Gain Recognized	Gain Recognized
		During the Three	During the Three
		Months Ended	Months Ended
Derivative Instruments	Location of Gain Recognized in Income	June 30, 2011	June 30, 2010
Foreign exchange forward contract	Other comprehensive income (loss)	$8	$—
Interest rate swap contracts(1)	Other comprehensive income (loss)	224	474

Total gain	Other comprehensive income (loss)	$232	$474

		Amount of	Amount of
		Gain Recognized	Loss Recognized
		During the Six	During the Six
		Months Ended	Months Ended
Derivative Instruments	Location of Gain (Loss) Recognized in Income	June 30, 2011	June 30, 2010
Foreign exchange forward contract	Other comprehensive income (loss)	$8	$—
Interest rate swap contracts(1)	Other comprehensive income (loss)	1,841	(727)

Total gain (loss)	Other comprehensive income (loss)	$1,849	$(727)

(1)	See Note 10(b) regarding our interest rate swaps which qualify as cash flow hedges.

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
     Described below are the three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in marketable securities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets and liabilities include a foreign exchange forward contract and interest rate swap contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the contingent consideration obligations related to our acquisitions completed after January 1, 2009 are valued using Level 3 inputs.
     The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	June 30,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign exchange forward contract (1)	$8	$—	$8	$—
Marketable securities	3,798	3,798	—	—

Total assets	$3,806	$3,798	$8	$—

Liabilities:
Contingent consideration obligations (2)	$113,614	$—	$—	$113,614

Total liabilities	$113,614	$—	$—	$113,614

		Quoted Prices in	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$11,948	$11,948	$—	$—

Total assets	$11,948	$11,948	$—	$—

Liabilities:
Interest rate swap liability (3)	$11,980	$—	$11,980	$—
Contingent consideration obligations (2)	132,879	—	—	132,879

Total liabilities	$144,859	$—	$11,980	$132,879

(1)	The fair value of the foreign exchange forward contract was measured using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates.

(2)	The fair value measurements for our contingent consideration obligations relate to acquisitions completed after January 1, 2009 are valued using Level 3 inputs. We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations. See Note 16 for additional information on the valuation of our contingent consideration obligations.
(3)	The fair value of our interest rate swaps is based on the application of standard discounted cash flow models using market interest rate data.
     Changes in the fair value of our Level 3 contingent consideration obligations during the six months ended June 30, 2011 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2011	$132,879
Acquisition date fair value of contingent consideration obligations recorded	11,242
Payments	(24,707)
Present value accretion	5,023
Adjustments, net (income) expense	(10,823)

Fair value of contingent consideration obligations, June 30, 2011	$113,614

     At June 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.
     Both the carrying amounts and estimated fair values of our long-term debt were $2.8 billion and $2.4 billion at June 30, 2011 and December 31, 2010, respectively. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.
(13) Defined Benefit Pension Plan
     Our subsidiary Unipath Ltd., in England, has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$—	$—	$—	$—
Interest cost	205	152	407	311
Expected return on plan assets	(157)	(106)	(312)	(217)
Amortization of prior service costs	108	—	214	—
Realized losses	—	—	—	—

Net periodic benefit cost	$156	$46	$309	$94

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
     We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

				Corporate
	Professional	Health	Consumer	and
	Diagnostics	Management	Diagnostics	Other	Total
Three Months Ended June 30, 2011:
Net revenue to external customers	$409,074	$135,572	$22,539	$—	$567,185
Operating income (loss)	$49,304	$(15,154)	$1,902	$(19,898)	$16,154
Depreciation and amortization	$72,343	$27,329	$1,320	$149	$101,141
Restructuring charge	$2,880	$6,368	$—	$1,050	$10,298
Stock-based compensation	$—	$—	$—	$6,181	$6,181
Three Months Ended June 30, 2010:
Net revenue to external customers	$349,511	$149,756	$23,693	$—	$522,960
Operating income (loss)	$32,957	$747	$1,459	$(13,105)	$22,058
Depreciation and amortization	$62,315	$30,118	$1,296	$178	$93,907
Restructuring charge	$5,626	$619	$7	$—	$6,252
Stock-based compensation	$—	$—	$—	$8,114	$8,114
Six Months Ended June 30, 2011:
Net revenue to external customers	$824,886	$278,635	$46,128	$—	$1,149,649
Operating income (loss)	$109,566	$(27,087)	$5,263	$(40,683)	$47,059
Depreciation and amortization	$137,592	$55,643	$2,579	$302	$196,116
Restructuring charge	$4,858	$10,589	$—	$1,050	$16,497
Stock-based compensation	$—	$—	$—	$11,989	$11,989
Six Months Ended June 30, 2010:
Net revenue to external customers	$689,904	$298,288	$50,022	$—	$1,038,214
Operating income (loss)	$84,431	$(8,254)	$3,837	$(29,246)	$50,768
Depreciation and amortization	$120,159	$60,048	$2,623	$325	$183,155
Restructuring charge	$7,115	$6,053	$52	$—	$13,220
Stock-based compensation	$—	$—	$—	$15,684	$15,684
Assets:
As of June 30, 2011	$4,955,734	$985,333	$204,077	$460,307	$6,605,451
As of December 31, 2010	$4,913,491	$1,011,183	$207,795	$197,905	$6,330,374
(15) Related Party Transactions
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
     We had a net receivable from the joint venture of $12.0 million and a net payable to the joint venture of $2.8 million as of June 30, 2011 and December 31, 2010, respectively. Included in the $12.0 million receivable balance as of June 30, 2011 is approximately $8.5 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $16.0 million and $23.9 million as of June 30, 2011 and December 31, 2010, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $7.0 million and $7.8 million as of June 30, 2011 and December 31, 2010, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $16.3 million and $32.6 million during the three and six months ended June 30, 2011, respectively, and $16.7 million and $34.7 million during the three and six months ended June 30, 2010, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.3 million and $0.6 million during the three and six months ended June 30, 2011, respectively, and $0.2 million and $0.5 million during the three and six months ended June 30, 2010, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.
     Under the terms of our product supply agreement, the joint venture purchases products from our manufacturing facilities in the U.K. and China. The joint venture in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
As a result of these related transactions, we have recorded $10.4 million and $7.0 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively, and $24.2 million and $20.5 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively.
(16) Material Contingencies and Legal Settlements
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
     (b) Acquisition-related Contingent Consideration Obligations
     We have contractual contingent consideration obligations related to our acquisitions of Accordant, AdnaGen, Alere Connected Health, Bioeasy, Capital Toxicology, Free & Clear, now known as Alere Wellbeing, Inc., or Alere Wellbeing, Immunalysis, JSM, Alere S.A., Mologic, Tapestry, now known as Alere Home Monitoring, Inc., or Alere Home Monitoring, Standing Stone, a privately-owned research and development operation, a privately-owned U.K. research and development operation and certain other small businesses.
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
     With respect to AdnaGen, the terms of the acquisition agreement require us to pay earn-outs upon successfully (i) meeting certain financial performance targets during the two years following the acquisition, (ii) achieving multiple product development milestones during the three years following the acquisition and (iii) creating pharmaceutical alliances during the six years following the acquisition. The maximum amount of the earn-out payments is approximately $63.0 million.
•	Alere Connected Health
     With respect to Alere Connected Health, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain EBIT targets during calendar years 2011 through 2013. The maximum amount of the earn-out payments is £9.0 million (approximately $14.4 million).
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

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	Alere Wellbeing
     With respect to Alere Wellbeing, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during fiscal year 2010. A payment of approximately $11.5 million was made during the second quarter of 2011, which was previously accrued.
•	Immunalysis
     With respect to Immunalysis, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain gross profit targets during each of the calendar years 2010 through 2012. The maximum remaining amount of the earn-out payments is approximately $5.7 million.
•	JSM
     With respect to JSM, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the calendar years 2010 through 2012. The 2010 portion of the earn-out totaling approximately $0.6 million was earned as of December 31, 2010. Payment of the 2010 earn-out is expected to be made during the third quarter of 2011. The maximum remaining amount of the earn-out payments is approximately $2.4 million.
•	Alere S.A.
     With respect to Alere S.A., the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2011 through 2016. The maximum amount of the earn-out payments is approximately $10.3 million.
•	Mologic
     With respect to Mologic, the terms of the acquisition agreement require us to pay earn-outs, in shares of our common stock, upon successfully meeting four research and development project milestones during the four years following the acquisition. A portion of the earn-out was achieved during the fourth quarter of 2010, resulting in an accrual of approximately $3.9 million. Payment of this portion of the earn-out is expected to be made during the third quarter of 2011. The maximum remaining amount of the earn-out payments is $15.0 million, which will be paid in shares of our common stock.
•	Alere Home Monitoring
     With respect to Alere Home Monitoring, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2010 and 2011. Cash payment for the 2010 portion of the earn-out totaling $12.7 million was paid during the first quarter of 2011. The maximum remaining amount of the earn-out payments is $12.3 million, which, if earned, will be paid in shares of our common stock.
•	Standing Stone
     With respect to Standing Stone, the terms of the acquisition agreement require us to pay earn-outs and employee bonuses upon successfully meeting certain operational, product development and revenue targets during the period from the date of acquisition through calendar year 2013. The maximum amount of the earn-out payments is approximately $10.9 million. The maximum amount of the employee bonuses is $0.6 million.
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
     In November 2009, we entered into a distribution agreement with Epocal, Inc., or Epocal, to distribute the epoc® Blood Analysis System for blood gas and electrolyte testing for $20.0 million, which is recorded on our accompanying consolidated balance sheet in other intangible assets, net. We also entered into a definitive agreement to acquire all of the issued and outstanding equity securities of Epocal for a total potential purchase price of up to $255.0 million, including a base purchase price of up to $172.5 million if Epocal achieves certain gross margin and other financial milestones on or prior to October 31, 2014, plus additional payments of up to $82.5 million if Epocal achieves certain other milestones relating to its gross margin and product development efforts on or prior to this date. The agreement contains a working capital adjustment whereby the purchase price is increased or decreased to the extent that Epocal’s working capital at closing is more or less than a specified amount. We also agreed that, if the acquisition is consummated, we will provide $12.5 million in management incentive arrangements, 25% of which will vest over three years and 75% of which will be payable only upon the achievement of certain milestones. The acquisition will also be subject to other closing conditions, including the receipt of any required antitrust or other approvals. In April 2011, we entered into a license agreement with Epocal and amended some of the terms of the definitive agreement to acquire Epocal. The license agreement provides Alere with royalty-free access to certain Epocal intellectual property for use in Alere home-use products and provided for an upfront license payment of $18.0 million, of which $15.0 million was paid during the second quarter of 2011 and $3.0 million must be paid in September 2011. The amendment of the definitive agreement increased the working capital target by $18.0 million, which may have the effect of reducing the purchase price of the acquisition. The amendment of the agreement also added an additional potential milestone payment of $8.0 million. As a result, the maximum purchase price under the acquisition agreement increased to $263.0 million.
•	Option agreement with P&G
     In connection with the formation of SPD in May 2007, we entered into an option agreement with P&G, pursuant to which P&G had the right, for a period of 60 days commencing on May 17, 2011, to require us to acquire all of P&G’s interest in SPD at fair market value, and P&G had the right, upon certain material breaches by us of our obligations to SPD, to acquire all of our interest in SPD at fair market value. No gain on the proceeds that we received from P&G through the formation of SPD was recognized in our financial statements until P&G’s option to require us to purchase its interest in SPD expired. As of June 30, 2011 and December 31, 2010, the deferred gain of $288.8 million and $288.4 million, respectively, is presented as a current liability on our accompanying consolidated balance sheets. On July 15, 2011, P&G’s option to require us to acquire their interest in SPD at fair market value expired. In connection with the expiration of the option, the deferred gain will be recognized during the third quarter of 2011.
•	Standing Stone
     The terms of the acquisition agreement require us to purchase the remaining 19.08% of the issued and outstanding capital stock of Standing Stone, the holders of which are officers and employees of Standing Stone, in May 2012 for an aggregate purchase price of $2.6 million.
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

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
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
     In May 2007, we completed the formation of SPD, our 50/50 joint venture with P&G, for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostics business related to the joint venture. We recorded losses of $0.9 million and $0.5 million during the three and six months ended June 30, 2011, respectively, and we recorded earnings of $3.6 million and $7.2 million during the three and six months ended June 30, 2010, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net income (losses), for the respective periods.
(b)	TechLab
     In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. We recorded earnings of $0.6 million and $1.2 million during the three and six months ended June 30, 2011, respectively, and we recorded earnings of $0.5 million and $1.0 million during the three and six months ended June 30, 2010, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.
     Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):
Combined Condensed Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenue	$61,088	$47,953	$116,642	$106,412

Gross profit	$36,900	$33,730	$72,365	$69,842

Net income (loss) after taxes	$(550)	$8,276	$1,284	$16,674

Combined Condensed Balance Sheets:

	June 30, 2011	December 31, 2010
Current assets	$115,197	$93,250
Non-current assets	27,444	25,965

Total assets	$142,641	$119,215

Current liabilities	$77,786	$62,788
Non-current liabilities	5,660	2,091

Total liabilities	$83,446	$64,879

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(19) Discontinued Operations
     On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business for a purchase price of approximately $62.6 million in cash, which is net of the final working capital adjustment. The sale included our entire private label and branded nutritional businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment. We recognized a gain of approximately $18.7 million ($11.6 million, net of tax) during 2010. The results of the vitamins and nutritional supplements business, which represents our entire vitamins and nutritional supplements business segment, are included in income (loss) from discontinued operations, net of tax, in our consolidated financial statements.
     The following summarized financial information related to the vitamins and nutritional supplements businesses has been segregated from continuing operations and reported as discontinued operations through the date of disposition (in thousands).

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Net revenue	$—	$4,362

Income (loss) from discontinued operations before income taxes	$(162)	$19,267
Provision (benefit) for income taxes	(127)	7,356

Income (loss) from discontinued operations, net of taxes	$(35)	$11,911

(20) Guarantor Financial Information
     Our 9% senior subordinated notes due 2016, our 7.875% senior notes due 2016, and our 8.625% senior subordinated notes due 2018 are guaranteed by certain of our consolidated wholly-owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of June 30, 2011 and December 31, 2010, the statements of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010 for the Company, the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.
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

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2011
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$216,099	$214,960	$(32,254)	$398,805
Services revenue	—	140,967	22,608	—	163,575

Net product sales and services revenue	—	357,066	237,568	(32,254)	562,380
License and royalty revenue	—	2,746	3,920	(1,861)	4,805

Net revenue	—	359,812	241,488	(34,115)	567,185

Cost of net product sales	659	101,071	120,452	(31,849)	190,333
Cost of services revenue	—	74,426	8,069	—	82,495

Cost of net product sales and services revenue	659	175,497	128,521	(31,849)	272,828
Cost of license and royalty revenue	—	—	3,490	(1,861)	1,629

Cost of net revenue	659	175,497	132,011	(33,710)	274,457

Gross profit (loss)	(659)	184,315	109,477	(405)	292,728
Operating expenses:
Research and development	5,237	15,889	20,222	—	41,348
Sales and marketing	298	81,399	58,691	—	140,388
General and administrative	13,737	59,446	21,655	—	94,838

Total operating expenses	19,272	156,734	100,568	—	276,574

Operating income (loss)	(19,931)	27,581	8,909	(405)	16,154
Interest expense, including amortization of original issue discounts and deferred financing costs	(35,845)	(46,868)	(3,870)	18,021	(68,562)
Other income (expense), net	2,341	12,634	3,483	(18,021)	437

Income (loss) from continuing operations before provision (benefit) for income taxes	(53,435)	(6,653)	8,522	(405)	(51,971)
Provision (benefit) for income taxes	(44,789)	(1,110)	3,163	—	(42,736)

Income (loss) from continuing operations before equity earnings (losses) of unconsolidated entities, net of tax	(8,646)	(5,543)	5,359	(405)	(9,235)
Equity in earnings of subsidiaries, net of tax	(1,484)	231	—	1,253	—
Equity earnings (losses) of unconsolidated entities, net of tax	688	—	(841)	(54)	(207)

Net income (loss)	(9,442)	(5,312)	4,518	794	(9,442)
Less: Net loss attributable to non-controlling interests	—	—	(40)	—	(40)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(9,442)	(5,312)	4,558	794	(9,402)
Preferred stock dividends	(5,515)	—	—	—	(5,515)
Preferred stock repurchase	10,248	—	—	—	10,248

Net income (loss) available to common stockholders	$(4,709)	$(5,312)	$4,558	$794	$(4,669)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2010
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$199,558	$176,021	$(25,564)	$350,015
Services revenue	—	153,386	13,479	—	166,865

Net product sales and services revenue	—	352,944	189,500	(25,564)	516,880
License and royalty revenue	—	2,762	4,870	(1,552)	6,080

Net revenue	—	355,706	194,370	(27,116)	522,960

Cost of net product sales	98	94,856	97,322	(25,540)	166,736
Cost of services revenue	—	75,779	6,645	—	82,424

Cost of net product sales and services revenue	98	170,635	103,967	(25,540)	249,160
Cost of license and royalty revenue	—	5	3,349	(1,552)	1,802

Cost of net revenue	98	170,640	107,316	(27,092)	250,962

Gross profit (loss)	(98)	185,066	87,054	(24)	271,998

Operating expenses:
Research and development	4,916	17,106	10,738	—	32,760
Sales and marketing	665	77,679	45,475	—	123,819
General and administrative	7,454	56,142	29,765	—	93,361

Total operating expense	13,035	150,927	85,978	—	249,940

Operating income (loss)	(13,133)	34,139	1,076	(24)	22,058
Interest expense, including amortization of original issue discounts and deferred financing costs	(16,905)	(34,885)	(2,464)	20,648	(33,606)
Other income (expense), net	186	17,110	7,464	(20,648)	4,112

Income (loss) from continuing operations before provision (benefit) for income taxes	(29,852)	16,364	6,076	(24)	(7,436)
Provision (benefit) for income taxes	(14,609)	10,120	3,082	164	(1,243)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(15,243)	6,244	2,994	(188)	(6,193)
Equity in earnings of subsidiaries, net of tax	12,696	500	—	(13,196)	—
Equity earnings of unconsolidated entities, net of tax	442	—	3,754	21	4,217

Income (loss) from continuing operations	(2,105)	6,744	6,748	(13,363)	(1,976)
Income (loss) from discontinued operations, net of tax	94	(104)	—	(25)	(35)

Net income (loss)	(2,011)	6,640	6,748	(13,388)	(2,011)
Less: Net income attributable to non-controlling interests	—	—	343	—	343

Net income (loss) attributable to Alere Inc. and Subsidiaries	(2,011)	6,640	6,405	(13,388)	(2,354)
Preferred stock dividends	(5,984)	—	—	—	(5,984)

Net income (loss) available to common stockholders	$(7,995)	$6,640	$6,405	$(13,388)	$(8,338)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2011
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$453,912	$415,093	$(62,957)	$806,048
Services revenue	—	288,060	43,067	—	331,127

Net product sales and services revenue	—	741,972	458,160	(62,957)	1,137,175
License and royalty revenue	—	5,220	10,553	(3,299)	12,474

Net revenue	—	747,192	468,713	(66,256)	1,149,649

Cost of net product sales	1,429	208,066	232,754	(62,229)	380,020
Cost of services revenue	—	151,480	15,731	—	167,211

Cost of net product sales and services revenue	1,429	359,546	248,485	(62,229)	547,231
Cost of license and royalty revenue	—	—	6,782	(3,299)	3,483

Cost of net revenue	1,429	359,546	255,267	(65,528)	550,714

Gross profit (loss)	(1,429)	387,646	213,446	(728)	598,935
Operating expenses:
Research and development	9,978	33,670	34,242	—	77,890
Sales and marketing	949	161,881	110,767	—	273,597
General and administrative	28,373	119,432	52,584	—	200,389

Total operating expenses	39,300	314,983	197,593	—	551,876

Operating income (loss)	(40,729)	72,663	15,853	(728)	47,059
Interest expense, including amortization of original issue discounts and deferred financing costs	(61,451)	(75,048)	(8,238)	37,870	(106,867)
Other income (expense), net	5,706	26,488	8,449	(37,870)	2,773

Income (loss) from continuing operations before provision (benefit) for income taxes	(96,474)	24,103	16,064	(728)	(57,035)
Provision (benefit) for income taxes	(65,583)	12,484	6,158	(125)	(47,066)

Income (loss) from continuing operations before equity earnings (losses) of unconsolidated entities, net of tax	(30,891)	11,619	9,906	(603)	(9,969)
Equity in earnings of subsidiaries, net of tax	20,569	655	—	(21,224)	—
Equity earnings (losses) of unconsolidated entities, net of tax	1,157	—	(352)	(1)	804

Net income (loss)	(9,165)	12,274	9,554	(21,828)	(9,165)
Less: Net income attributable to non-controlling interests	—	—	22	—	22

Net income (loss) attributable to Alere Inc. and Subsidiaries	(9,165)	12,274	9,532	(21,828)	(9,187)
Preferred stock dividends	(11,324)	—	—	—	(11,324)
Preferred stock repurchase	23,936	—	—	—	23,936

Net income (loss) available to common stockholders	$3,447	$12,274	$9,532	$(21,828)	$3,425

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months Ended June 30, 2010
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$404,057	$350,900	$(54,841)	$700,116
Services revenue	—	300,739	25,430	—	326,169

Net product sales and services revenue	—	704,796	376,330	(54,841)	1,026,285
License and royalty revenue	—	4,324	10,097	(2,492)	11,929

Net revenue	—	709,120	386,427	(57,333)	1,038,214

Cost of net product sales	193	192,907	191,677	(54,336)	330,441
Cost of services revenue	—	147,464	10,745	—	158,209

Cost of net product sales and services revenue	193	340,371	202,422	(54,336)	488,650
Cost of license and royalty revenue	—	10	6,091	(2,492)	3,609

Cost of net revenue	193	340,381	208,513	(56,828)	492,259

Gross profit (loss)	(193)	368,739	177,914	(505)	545,955

Operating expenses:
Research and development	9,741	34,177	19,835	—	63,753
Sales and marketing	1,007	155,542	86,861	—	243,410
General and administrative	17,123	118,545	52,356	—	188,024

Total operating expense	27,871	308,264	159,052	—	495,187

Operating income (loss)	(28,064)	60,475	18,862	(505)	50,768
Interest expense, including amortization of original issue discounts and deferred financing costs	(33,429)	(69,772)	(5,001)	41,461	(66,741)
Other income (expense), net	1,193	37,920	9,504	(41,461)	7,156

Income (loss) from continuing operations before provision (benefit) for income taxes	(60,300)	28,623	23,365	(505)	(8,817)
Provision (benefit) for income taxes	(27,619)	18,615	8,208	(1)	(797)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(32,681)	10,008	15,157	(504)	(8,020)
Equity in earnings of subsidiaries, net of tax	42,762	769	—	(43,531)	—
Equity earnings of unconsolidated entities, net of tax	971	—	7,241	45	8,257

Income (loss) from continuing operations	11,052	10,777	22,398	(43,990)	237
Income (loss) from discontinued operations, net of tax	1,096	10,840	—	(25)	11,911

Net income (loss)	12,148	21,617	22,398	(44,015)	12,148
Less: Net loss attributable to non-controlling interests	—	—	(327)	—	(327)

Net income (loss) attributable to Alere Inc. and Subsidiaries	12,148	21,617	22,725	(44,015)	12,475
Preferred stock dividends	(11,837)	—	—	—	(11,837)

Net income (loss) available to common stockholders	$311	$21,617	$22,725	$(44,015)	$638

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
June 30, 2011
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$302,774	$95,379	$158,509	$—	$556,662
Restricted cash	—	1,579	968	—	2,547
Marketable securities	—	829	348	—	1,177
Accounts receivable, net of allowances	—	188,096	217,906	—	406,002
Inventories, net	—	123,495	153,253	(8,402)	268,346
Deferred tax assets	46,581	19,641	4,720	2,987	73,929
Income tax receivable	—	(14)	201	—	187
Receivable from joint venture, net	—	5,337	6,687	—	12,024
Prepaid expenses and other current assets	19,272	29,750	67,426	—	116,448
Intercompany receivables	680,571	424,928	16,432	(1,121,931)	—

Total current assets	1,049,198	889,020	626,450	(1,127,346)	1,437,322
Property, plant and equipment, net	1,935	261,471	158,617	(135)	421,888
Goodwill	—	1,893,462	1,001,311	(5,385)	2,889,388
Other intangible assets with indefinite lives	—	7,100	15,024	—	22,124
Finite-lived intangible assets, net	23,633	1,088,919	515,693	—	1,628,245
Deferred financing costs, net, and other non-current assets	90,241	5,054	3,842	—	99,137
Receivable from joint venture, net of current portion	—	—	16,026	—	16,026
Investments in subsidiaries	3,234,333	2,223	—	(3,236,556)	—
Investments in unconsolidated entities	10,602	—	52,071	—	62,673
Marketable securities	2,416	—	205	—	2,621
Deferred tax assets	—	—	26,027	—	26,027
Intercompany notes receivable	1,513,786	(389,156)	—	(1,124,630)	—

Total assets	$5,926,144	$3,758,093	$2,415,266	$(5,494,052)	$6,605,451

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$30,375	$258	$6,064	$—	$36,697
Current portion of capital lease obligations	—	1,759	918	—	2,677
Accounts payable	7,931	65,582	65,704	—	139,217
Accrued expenses and other current liabilities	(97,108)	297,297	129,564	2,292	332,045
Deferred gain on joint venture	16,309	—	272,475	—	288,784
Intercompany payables	404,784	92,205	624,944	(1,121,933)	—

Total current liabilities	362,291	457,101	1,099,669	(1,119,641)	799,420

Long-term liabilities:
Long-term debt, net of current portion	2,714,858	—	13,834	—	2,728,692
Capital lease obligations, net of current portion	—	1,642	3,334	—	4,976
Deferred tax liabilities	(37,868)	348,730	74,335	570	385,767
Other long-term liabilities	21,573	43,455	72,559	—	137,587
Intercompany notes payables	321,221	606,276	197,869	(1,125,366)	—

Total long-term liabilities	3,019,784	1,000,103	361,931	(1,124,796)	3,257,022

Stockholders’ equity	2,544,069	2,300,889	948,726	(3,249,615)	2,544,069
Non-controlling interests	—	—	4,940	—	4,940

Equity	2,544,069	2,300,889	953,666	(3,249,615)	2,549,009

Total liabilities and equity	$5,926,144	$3,758,093	$2,415,266	$(5,494,052)	$6,605,451

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$101,666	$114,307	$185,333	$—	$401,306
Restricted cash	—	1,739	842	—	2,581
Marketable securities	—	914	1,180	—	2,094
Accounts receivable, net of allowances	—	200,896	196,252	—	397,148
Inventories, net	—	126,297	139,147	(7,724)	257,720
Deferred tax assets	33,487	19,252	4,372	—	57,111
Income tax receivable	—	1,383	—	—	1,383
Prepaid expenses and other current assets	4,397	26,096	44,421	—	74,914
Intercompany receivables	624,399	437,206	9,843	(1,071,448)	—

Total current assets	763,949	928,090	581,390	(1,079,172)	1,194,257
Property, plant and equipment, net	1,343	251,562	137,738	(133)	390,510
Goodwill	—	1,899,801	936,517	(5,018)	2,831,300
Other intangible assets with indefinite lives	—	7,100	21,083	—	28,183
Finite-lived intangible assets, net	12,697	1,178,730	516,154	—	1,707,581
Deferred financing costs, net, and other non-current assets	25,216	27,523	4,790	—	57,529
Receivable from joint venture, net of current portion	—	—	23,872	—	23,872
Investments in subsidiaries	3,146,921	1,568	—	(3,148,489)	—
Investments in unconsolidated entities	9,659	—	52,897	—	62,556
Marketable securities	2,308	—	7,096	—	9,404
Deferred tax assets	—	—	25,182	—	25,182
Intercompany notes receivable	436,538	897,515	—	(1,334,053)	—

Total assets	$4,398,631	$5,191,889	$2,306,719	$(5,566,865)	$6,330,374

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$9,907	$6,984	$—	$16,891
Current portion of capital lease obligations	—	1,954	172	—	2,126
Accounts payable	6,938	62,067	57,839	—	126,844
Accrued expenses and other current liabilities	(23,731)	241,462	128,101	—	345,832
Payable to joint venture, net	—	(546)	3,333	—	2,787
Deferred gain on joint venture	16,309	—	272,069	—	288,378
Intercompany payables	411,629	83,188	577,000	(1,071,817)	—

Total current liabilities	411,145	398,032	1,045,498	(1,071,817)	782,858

Long-term liabilities:
Long-term debt, net of current portion	1,194,054	1,181,500	3,012	—	2,378,566
Capital lease obligations, net of current portion	—	1,267	135	—	1,402
Deferred tax liabilities	(40,284)	386,919	73,531	—	420,166
Other long-term liabilities	31,052	51,111	87,493	—	169,656
Intercompany notes payables	227,626	900,294	200,814	(1,328,734)	—

Total long-term liabilities	1,412,448	2,521,091	364,985	(1,328,734)	2,969,790

Stockholders’ equity	2,575,038	2,272,766	893,548	(3,166,314)	2,575,038
Non-controlling interests	—	—	2,688	—	2,688

Equity	2,575,038	2,272,766	896,236	(3,166,314)	2,577,726

Total liabilities and equity	$4,398,631	$5,191,889	$2,306,719	$(5,566,865)	$6,330,374

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(9,165)	$12,274	$9,554	$(21,828)	$(9,165)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(20,569)	(655)	—	21,224	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	3,718	23,595	277	—	27,590
Depreciation and amortization	1,751	128,417	66,239	(291)	196,116
Non-cash stock-based compensation expense	3,490	4,589	3,910	—	11,989
Impairment of inventory	—	172	294	—	466
Impairment of long-lived assets	2	632	323	—	957
Impairment of intangible assets	—	2,935	—	—	2,935
Loss on sale of fixed assets	3	966	301	—	1,270
Gain on sales of marketable securities	—	—	(331)	—	(331)
Equity (earnings) losses of unconsolidated entities, net of tax	(1,157)	—	352	1	(804)
Deferred income taxes	(15,822)	(32,837)	(12,267)	(2,417)	(63,343)
Other non-cash items	1,269	1,620	(7,392)	—	(4,503)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	12,689	(16,330)	—	(3,641)
Inventories, net	—	1,849	(9,825)	677	(7,299)
Prepaid expenses and other current assets	(14,544)	(7,918)	(13,590)	—	(36,052)
Accounts payable	993	8,852	3,679	—	13,524
Accrued expenses and other current liabilities	(25,705)	49,710	(8,576)	2,292	17,721
Other non-current liabilities	9,288	2,006	(223)	—	11,071
Intercompany payable (receivable)	(1,047,337)	1,015,180	32,157	—	—

Net cash provided by (used in) operating activities	(1,113,785)	1,224,076	48,552	(342)	158,501

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(896)	(36,331)	(30,689)	286	(67,630)
Proceeds from sale of property, plant and equipment	—	626	209	—	835
Proceeds from disposition of business	—	—	11,490	—	11,490
Cash paid for acquisitions, net of cash acquired	(34,644)	(3,400)	(69,316)	—	(107,360)
Proceeds from sales of marketable securities	—	—	7,919	—	7,919
Net cash received from equity method investments	490	—	—	—	490
Increase in other assets	(20,340)	(11,548)	(213)	—	(32,101)

Net cash provided by (used in) investing activities	(55,390)	(50,653)	(80,600)	286	(186,357)

Cash Flows from Financing Activities:
Decrease (increase) in restricted cash	—	160	(126)	—	34
Cash paid for financing costs	(63,895)	(804)	—	—	(64,699)
Cash paid for contingent purchase price consideration	(24,460)	(247)	—	—	(24,707)
Proceeds from issuance of common stock, net of issuance costs	17,829	—	—	—	17,829
Repurchase of preferred stock	(99,068)	—	—	—	(99,068)
Proceeds from long-term debt	1,550,000	937	1,187	—	1,552,124
Payments on long-term debt	—	(1,192,086)	(1,229)	—	(1,193,315)
Net proceeds under revolving credit facilities	—	—	3,335	—	3,335
Repurchase of common stock	(926)	—	—	—	(926)
Excess tax benefits on exercised stock options	1,010	435	259	—	1,704
Principal payments on capital lease obligations	—	(1,005)	(289)	—	(1,294)
Other	(10,207)	—	(210)	—	(10,417)

Net cash provided by (used in) financing activities	1,370,283	(1,192,610)	2,927	—	180,600

Foreign exchange effect on cash and cash equivalents	—	259	2,297	56	2,612

Net increase (decrease) in cash and cash equivalents	201,108	(18,928)	(26,824)	—	155,356
Cash and cash equivalents, beginning of period	101,666	114,307	185,333	—	401,306

Cash and cash equivalents, end of period	$302,774	$95,379	$158,509	$—	$556,662

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$12,148	$21,617	$22,398	$(44,015)	$12,148
Income (loss) from discontinued operations, net of tax	1,096	10,840	—	(25)	11,911

Income (loss) from continuing operations	11,052	10,777	22,398	(43,990)	237
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(42,762)	(769)	—	43,531	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	3,018	3,061	1,156	—	7,235
Depreciation and amortization	514	131,261	52,959	(1,579)	183,155
Non-cash stock-based compensation expense	4,653	5,015	6,016	—	15,684
Impairment of inventory	—	65	575	—	640
Impairment of long-lived assets	—	651	(7)	—	644
Loss on sale of fixed assets	—	298	216	—	514
Equity earnings of unconsolidated entities, net of tax	(971)	—	(7,241)	(45)	(8,257)
Deferred income taxes	185	(14,051)	190	(9,306)	(22,982)
Other non-cash items	(8,255)	710	1,275	—	(6,270)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	11,358	7,274	—	18,632
Inventories, net	—	4,229	(18,778)	(102)	(14,651)
Prepaid expenses and other current assets	536	3,947	(2,594)	—	1,889
Accounts payable	1,831	(13,259)	(14,697)	—	(26,125)
Accrued expenses and other current liabilities	(37,275)	30,863	(18,135)	9,378	(15,169)
Other non-current liabilities	332	(240)	(345)	—	(253)
Intercompany payable (receivable)	(81,819)	(155,097)	236,916	—	—

Net cash provided by (used in) continuing operations	(148,961)	18,819	267,178	(2,113)	134,923
Net cash used in discontinued operations	—	(1,081)	—	—	(1,081)

Net cash provided by (used in) operating activities	(148,961)	17,738	267,178	(2,113)	133,842

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(29)	(30,342)	(13,518)	2,113	(41,776)
Proceeds from sale of property, plant and equipment	—	2	380	—	382
Cash paid for acquisitions, net of cash acquired	(116,716)	(36,122)	(224,287)	—	(377,125)
Net cash received (paid) from equity method investments	(644)	44	6,933	—	6,333
Increase in other assets	—	(288)	(1,155)	—	(1,443)

Net cash provided by (used in) continuing operations	(117,389)	(66,706)	(231,647)	2,113	(413,629)
Net cash provided by discontinued operations	—	61,446	2,000	—	63,446

Net cash provided by (used in) investing activities	(117,389)	(5,260)	(229,647)	2,113	(350,183)

Cash Flows from Financing Activities:
Decrease (increase) in restricted cash	—	(10)	52	—	42
Cash paid for financing costs	(881)	(610)	—	—	(1,491)
Proceeds from issuance of common stock, net of issuance costs	12,957	—	—	—	12,957
Payments on long-term debt	—	(4,875)	—	—	(4,875)
Net payments under revolving credit facilities	—	(509)	(3,187)	—	(3,696)
Excess tax benefits on exercised stock options	963	—	255	—	1,218
Principal payments on capital lease obligations	—	(677)	(298)	—	(975)
Other	(75)	—	—	—	(75)

Net cash provided by (used in) financing activities	12,964	(6,681)	(3,178)	—	3,105

Foreign exchange effect on cash and cash equivalents	—	—	(13,494)	—	(13,494)

Net increase (decrease) in cash and cash equivalents	(253,386)	5,797	20,859	—	(226,730)
Cash and cash equivalents, beginning of period	293,327	83,412	116,034	—	492,773

Cash and cash equivalents, end of period	$39,941	$89,209	$136,893	$—	$266,043

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
     During the first six months of 2011, we continued to grow through a number of small, but strategic, acquisitions. We have also continued laying the groundwork for future revenue and earnings growth by focusing our efforts on new product development and introductions. While revenues to date remain modest and are slightly behind expectations, our important new products, including the epoc platform, the Alere CD4 Analyzer and the Alere Heart Check System, have begun to penetrate the markets into which they have been launched, and we expect this trend to continue. We are also focused on expanding our worldwide sales force. During the first six months of 2011, we expanded our global sales force and we expect this initiative to continue into the third quarter of this year. We also continued to build awareness and acceptance for our two novel biomarkers, NGAL and placental growth factor, or PIGF.
      While our vision and strategy remain intact, we did encounter a number of obstacles during the second quarter of 2011 which both impacted the quarter and which we believe will impact the balance of 2011. Our outlook for 2011 is negatively impacted in three major areas: underperformance in specific segments of our health management segment, higher than expected litigation costs in our consumer products joint venture, and modest delays in our new product sales ramp. The issues in health management include a generally unfavorable economic environment which is, among other consequences, adversely impacting the level and timing of state governments funding of certain programs and an FDA labeling determination which caused us to abandon a particular drug therapy. Partially in response to these and other pressures on revenues, we have focused on cost reduction and executed a global restructuring plan, eliminating approximately 74 positions for a cost savings during the second quarter of $0.6 million.

Financial Highlights
•	Net revenue increased by $44.2 million, or 8%, to $567.2 million for the three months ended June 30, 2011, from $523.0 million for the three months ended June 30, 2010. Net revenue increased by $111.4 million, or 11%, to $1.1 billion for the six months ended June 30, 2011, from $1.0 billion for the six months ended June 30, 2010.

•	Gross profit increased by $20.7 million, or 8%, to $292.7 million for the three months ended June 30, 2011, from $272.0 million for the three months ended June 30, 2010. Gross profit increased by $53.0 million, or 10%, to $598.9 million for the six months ended June 30, 2011, from $546.0 million for the six months ended June 30, 2010.

•	For the three months ended June 30, 2011, we generated a loss from continuing operations attributable to Alere Inc. and Subsidiaries of $4.7 million, or $0.05 per basic and diluted common share. For the three months ended June 30, 2010, we generated a loss from continuing operations available to common stockholders of $8.3 million, or $0.10 per basic and diluted common share. For the six months ended June 30, 2011, we generated income from continuing operations attributable to Alere Inc. and Subsidiaries of $3.4 million, or $0.04 per basic and diluted common share. For the six months ended June 30, 2010, we generated a loss from continuing operations available to common stockholders of $11.3 million, or $0.13 per basic and diluted common share.

•	During the six months ended June 30, 2011, we repurchased approximately $100.0 million of our outstanding securities, as described in more detail below. In June 2011, we announced a plan authorized by our Board of Directors to repurchase up to $200.0 million of our preferred or common stock.
Results of Operations
     The following discussions of our results of continuing operations exclude the results related to the vitamins and nutritional supplements business segment, which was previously presented as a separate operating segment prior to its divestiture in January 2010. The vitamins and nutritional supplements business segment has been segregated from continuing operations and reflected as discontinued operations in our consolidated financial statements. See “Income (Loss) from Discontinued Operations, Net of Tax” below. Results excluding the impact of currency translation are calculated on the basis of local currency results, using foreign currency exchange rates applicable to the earlier comparative period. We believe presenting information using the same foreign currency exchange rates helps investors isolate the impact of changes in those rates from other trends. Our results of operations were as follows:
     Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue increased by $45.5 million, or 9%, to $562.4 million for the three months ended June 30, 2011, from $516.9 million for the three months ended June 30, 2010. Excluding the impact of currency translation, net product sales and services revenue for the three months ended June 30, 2011 increased by $29.3 million, or 6%, compared to the three months ended June 30, 2010. Total net product sales and services revenue increased by $110.9 million, or 11%, to $1.1 billion for the six months ended June 30, 2011, from $1.0 billion for the six months ended June 30, 2010. Excluding the impact of currency translation, net product sales and services revenue for the six months ended June 30, 2011 increased by $90.1 million, or 9%, compared to the six months ended June 30, 2010. Net product sales and services revenue by business segment for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Professional diagnostics	$404,215	$343,630	18%	$814,000	$679,833	20%
Health management	135,572	149,757	(9)%	278,635	298,289	(7)%
Consumer diagnostics	22,593	23,493	(4)%	44,540	48,163	(8)%

Total net product sales and services revenue	$562,380	$516,880	9%	$1,137,175	$1,026,285	11%

Professional Diagnostics
     Net product sales and services revenue from our professional diagnostics business segment increased by $60.6 million, or 18%, to $404.2 million for the three months ended June 30, 2011 from $343.6 million for the three months ended June 30, 2010. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $44.7 million, or 13%, comparing the three months ended June 30, 2011 to the three months ended June 30, 2010. Revenue increased partially as a result of our acquisitions, which contributed an aggregate $21.1 million of the non-currency-adjusted increase. Also contributing to the increase in net product sales and services revenue was an increase in North American flu-related net product sales during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Net product sales from our North American flu-related sales increased approximately $1.6 million, comparing the three months ended June 30, 2011 to the three months ended June 30, 2010, as a result of a more typical flu season in 2011 than the lower than normal flu levels observed in 2010. Excluding the impact of acquisitions and flu-related sales, organic growth, particularly in our cardiology business, helped contribute to the increase in net product sales and services revenue during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Excluding the impact of acquisitions and the increase in flu-related sales during the comparable periods, the currency adjusted organic growth for our professional diagnostics net product sales and services revenue was 7%.
     Net product sales and services revenue from our professional diagnostics business segment increased by $134.2 million, or 20%, to $814.0 million for the six months ended June 30, 2011 from $679.8 million for the six months ended June 30, 2010. Excluding the impact from currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $114.0 million, or 17%, comparing the six months ended June 30, 2011 to the six months ended June 30, 2010. Revenue increased partially as a result of our acquisitions, which contributed an aggregate $51.8 million of the non-currency-adjusted increase. Also contributing to the increase in net product sales and services revenue was an increase in North American flu-related net product sales during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Net product sales from our North American flu-related sales increased approximately $18.9 million, comparing the six months ended June 30, 2011 to the six months ended June 30, 2010, as a result of a more typical flu season in 2011 than the lower than normal flu levels observed in 2010. Excluding the impact of acquisitions and flu-related sales, organic growth, particularly in our cardiology business, helped contribute to the increase in net product sales and services revenue during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Excluding the impact of acquisitions and the increase in flu-related sales during the comparable periods, the currency adjusted organic growth for our professional diagnostics net product sales and services revenue was 7%.
Health Management
     Our health management net product sales and services revenue decreased by $14.2 million, or 9%, to $135.6 million for the three months ended June 30, 2011 from $149.8 million for the three months ended June 30, 2010.
     Our health management net product sales and services revenue decreased by $19.7 million, or 7%, to $278.6 million for the six months ended June 30, 2011 from $298.3 million for the six months ended June 30, 2010.
     Net product sales and services revenue in our health management segment was adversely impacted by the increasingly competitive environment, including the impact of health plans in-sourcing less differentiated services, such as disease management. Also contributing to the decrease in net product sales and services revenue was the loss of revenue related to the discontinuation of the administration of the drug therapy, terbutaline, as a result of the Federal Drug Administration’s new warning against the use of terbutaline to treat preterm labor in certain situations. Additionally, our Alere Home Monitoring business was impacted by a change in billing guidance from the Centers for Medicare and Medicaid Services which resulted in the deferral of approximately $4.4 million of revenue during the three months ended June 30, 2011. For the remainder of 2011, we expect our Women’s and Children’s Health and Wellness businesses to be adversely impacted by reductions to or delays in the implementation of certain state funded programs.
Consumer Diagnostics
     Net product sales and services revenue from our consumer diagnostics business segment decreased by $0.9 million, or 4%, to $22.6 million for the three months ended June 30, 2011 from $23.5 million for the three months ended June 30, 2010. The decrease was partially driven by a decrease of approximately $0.4 million of manufacturing revenue associated with our manufacturing agreement with SPD, our 50/50 joint venture with The Procter & Gamble Company, or P&G, whereby we manufacture and sell consumer diagnostic products to SPD. Despite a decrease in the manufacturing revenue, net product sales by SPD were $55.4 million during the three months ended June 30, 2011, as compared to $42.8 million during the three months ended June 30, 2010.
     Net product sales and services revenue from our consumer diagnostics business segment decreased by $3.6 million, or 8%, to $44.5 million for the six months ended June 30, 2011 from $48.2 million for to the six months ended June 30, 2010. The decrease was partially driven by a decrease of approximately $2.1 million of manufacturing revenue associated with our manufacturing agreement with SPD, whereby we manufacture and sell consumer diagnostic products to SPD. Despite a decrease in the manufacturing revenue, net product sales by SPD were $105.2 million during the six months ended June 30, 2011, as compared to $95.9 million during the six months ended June 30, 2010.
     License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by approximately $1.3 million, or 21%, to $4.8 million for the three months ended June 30, 2011, from $6.1 million for the three months ended June 30, 2010. The decrease in royalty revenue for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, is primarily a result of lower royalties earned under existing licensing agreements. License and royalty revenue increased by approximately $0.5 million, or 5%, to $12.5 million for the six months ended June 30, 2011, from $11.9 million for the six months ended June 30, 2010. The increase in license and royalty revenue for the six months ended June 30, 2011, compared to the six months ended June 30, 2010 is almost entirely attributable to an increase in royalties earned on flu-related product sales under existing licensing agreements, reflecting a more typical flu season in 2011 than the low level of flu observed in 2010.
     Gross Profit and Margin. Gross profit increased by $20.7 million, or 8%, to $292.7 million for the three months ended June 30, 2011, from $272.0 million for the three months ended June 30, 2010. Gross profit increased by $53.0 million, or 10%, to $598.9 million for the six months ended June 30, 2011, from $546.0 million for the six months ended June 30, 2010. The increase in gross profit during the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 was largely attributed to the increase in net product sales and services revenue resulting from acquisitions and organic growth from our professional diagnostics business segment.
     Cost of net revenue included amortization expense of $17.3 million and $34.2 million for the three and six months ended June 30, 2011, respectively, compared to $15.7 million and $30.6 million for the three and six months ended June 30, 2010, respectively. Cost of net revenue during the three and six months ended June 30, 2010 included amortization of $2.8 million and $5.6 million, respectively, relating to the write-up of inventory to fair value in connection with the acquisition of Standard Diagnostics during the first quarter of 2010.
     Overall gross margin was 52% for both the three and six months ended June 30, 2011, compared to 52% and 53% for the three and six months ended June 30, 2010, respectively.
     Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue increased by $21.8 million, or 8%, to $289.6 million for the three months ended June 30, 2011, from $267.7 million for the three months ended June 30, 2010. Gross profit from net product sales and services revenue increased by $52.3 million, or 10%, to $589.9 million for the six months ended June 30, 2011, from $537.6 million for the six months ended June 30, 2010. Gross profit from net product sales and services revenue by business segment for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
	2011	2010	Change	2011	2010	Change
Professional diagnostics	$220,595	$184,683	19%	$448,717	$375,557	19%
Health management	63,524	77,086	(18)%	131,258	150,922	(13)%
Consumer diagnostics	5,433	5,951	(9)%	9,969	11,156	(11)%

Total gross profit from net product sales and services revenue	$289,552	$267,720	8%	$589,944	$537,635	10%

Professional Diagnostics
     Gross profit from our professional diagnostics net product sales and services revenue increased by $35.9 million, or 19%, to $220.6 million for the three months ended June 30, 2011, compared to $184.7 million for the three months ended June 30, 2010, principally as a result of gross profit earned on revenue from acquired businesses, an increase in North American flu-related sales and organic growth, as discussed above. Reducing gross profit for the three months ended June 30, 2010 was amortization of $2.8 million relating to the write-up of inventory to fair value in connection with the acquisition of Standard Diagnostics during the first quarter of 2010.
     Gross profit from our professional diagnostics net product sales and services revenue increased by $73.2 million, or 19%, to $448.7 million for the six months ended June 30, 2011, compared to $375.6 million for the six months ended June 30, 2010, principally as a result of gross profit earned on revenue from acquired businesses, an increase in North American flu-related sales and organic growth, as discussed above. Reducing gross profit for the six months ended June 30, 2010 was amortization of $5.6 million relating to the write-up of inventory to fair value in connection with the acquisition of Standard Diagnostics during the first quarter of 2010.
     As a percentage of our professional diagnostics net product sales and services revenue, gross margin for both the three and six months ended June 30, 2011 was 55%, compared to 54% and 55% for the three and six months ended June 30, 2010.
Health Management
     Gross profit from our health management net product sales and services revenue decreased by $13.6 million, or 18%, to $63.5 million for the three months ended June 30, 2011, compared to $77.1 million for the three months ended June 30, 2010.
     Gross profit from our health management net product sales and services revenue decreased by $19.7 million, or 13%, to $131.3 million for the six months ended June 30, 2011, compared to $150.9 million for the six months ended June 30, 2010.
     The decrease in gross profit earned during the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, is primarily a result of a decrease in net product sales and services revenue as discussed above.
     As a percentage of our health management net product sales and services revenue, gross margin for both the three and six months ended June 30, 2011 was 47%, compared to 51% for both the three and six months ended June 30, 2010. The lower margin percentage earned during the three and six months ended June 30, 2011, as compared to the three and six months ended June 30, 2010, is primarily a result of a decrease in net product sales and services revenue as discussed above.
     Consumer Diagnostics
     Gross profit from net product sales and services revenue from our consumer diagnostics business segment decreased by $0.5 million, or 9%, to $5.4 million for the three months ended June 30, 2011, compared to $6.0 million for the three months ended June 30, 2010. Gross profit from net product sales and services revenue from our consumer diagnostics business segment decreased by $1.2 million, or 11%, to $10.0 million for the six months ended June 30, 2011, compared to $11.2 million for the six months ended June 30, 2010.
     As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2011 was 24% and 22%, respectively, compared to 25% and 23% for the three and six months ended June 30, 2010, respectively.
     Research and Development Expense. Research and development expense increased by $8.6 million, or 26%, to $41.3 million for the three months ended June 30, 2011, from $32.8 million for the three months ended June 30, 2010. Research and development expense increased by $14.1 million, or 22%, to $77.9 million for the six months ended June 30, 2011, from $63.8 million for the six months ended June 30, 2010.
     Research and development expense for the three and six months ended June 30, 2011 included amortization expense totaling approximately $6.1 million and $7.2 million, respectively, related to the write off of certain in-process research and development projects fair valued in connection with the Standard Diagnostics, Inc. acquisition during the first quarter of 2010.
     Research and development expense as a percentage of net revenue was 7% for both the three and six months ended June 30, 2011, compared to 6% for both the three and six months ended June 30, 2010.

     Sales and Marketing Expense. Sales and marketing expense increased by $16.6 million, or 13%, to $140.4 million for the three months ended June 30, 2011, from $123.8 million for the three months ended June 30, 2010. The increase in sales and marketing expense partially relates to additional spending related to newly acquired businesses. Also contributing to the increase in sales and marketing expense for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was an increase in our global sales force in support of new product launches. Amortization expense of $53.4 million and $52.4 million was included in sales and marketing expense for the three months ended June 30, 2011 and 2010, respectively.
     Sales and marketing expense increased by $30.2 million, or 12%, to $273.6 million for the six months ended June 30, 2011, from $243.4 million for the six months ended June 30, 2010. The increase in sales and marketing expense partially relates to additional spending related to newly acquired businesses. Also contributing to the increase in sales and marketing expense for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, was an increase in our global sales force in support of new product launches. Amortization expense of $105.6 million and $103.2 million was included in sales and marketing expense for the six months ended June 30, 2011 and 2010, respectively.
     Sales and marketing expense as a percentage of net revenue was 25% and 24% for the three and six months ended June 30, 2011, respectively, compared to 24% and 23% for the three and six months ended June 30, 2010.
     General and Administrative Expense. General and administrative expense increased by approximately $1.5 million, or 2%, to $94.8 million for the three months ended June 30, 2011, from $93.4 million for the three months ended June 30, 2010. The increase in general and administrative expense relates primarily to additional spending related to newly acquired businesses. During the three months ended June 30, 2011 and 2010, we recorded $7.2 million and $3.8 million of income, respectively, in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations. Acquisition-related costs of $1.4 million and $2.0 million were included in general and administrative expense for the three months ended June 30, 2011 and 2010, respectively. Amortization expense of $2.9 million and $4.6 million was included in general and administrative expense for the three months ended June 30, 2011 and 2010, respectively.
     General and administrative expense increased by approximately $12.4 million, or 7%, to $200.4 million for the six months ended June 30, 2011, from $188.0 million for the six months ended June 30, 2010. The increase in general and administrative expense relates primarily to additional spending related to newly acquired businesses. During the six months ended June 30, 2011 and 2010, we recorded $5.8 million and $6.9 million of income, respectively, in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations. Acquisition-related costs of $3.3 million and $5.9 million were included in general and administrative expense for the six months ended June 30, 2011 and 2010, respectively. Amortization expense of $7.6 million and $9.6 million was included in general and administrative expense for the six months ended June 30, 2011 and 2010, respectively.
     General and administrative expense as a percentage of net revenue was 17% for both the three and six months ended June 30, 2011, compared to 18% for both the three and six months ended June 30, 2010.
     Interest Expense. Interest expense includes interest charges, amortization of deferred financing costs and amortization of original issue discounts associated with certain debt issuances. Interest expense increased by $35.0 million, or 104%, to $68.6 million for the three months ended June 30, 2011, from $33.6 million for the three months ended June 30, 2010. Such increase was principally due to interest expense of $29.9 million recorded during the three months ended June 30, 2011 in connection with the termination of our former secured credit facility and related interest rate swap agreement, coupled with the amortization of fees paid for certain debt modifications. Contributing to the increase in interest expense for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, was interest expense incurred on our 8.625% senior subordinated notes issued in September 2010, totaling approximately $8.9 million for the three months ended June 30, 2011. The incremental interest expense was partially offset by lower interest expense incurred on our former secured credit facility totaling $12.2 million and $15.8 million for the three months ended June 30, 2011 and 2010, respectively.
     Interest expense increased by $40.1 million, or 60%, to $106.9 million for the six months ended June 30, 2011, from $66.7 million for the six months ended June 30, 2010. Such increase was principally due to interest expense of $29.9 million recorded during the six months ended June 30, 2011 in connection with the termination of our former secured credit facility and related interest rate swap agreement, coupled with the amortization of fees paid for certain debt modifications. Contributing to the increase in interest expense for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, was interest expense incurred on our 8.625% senior subordinated notes issued in September 2010, totaling approximately $17.8 million for the six months ended June 30, 2011. The incremental interest expense was partially offset by lower interest expense incurred on our former secured credit facility totaling $24.2 million and $31.5 million for the six months ended June 30, 2011 and 2010, respectively.
     Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Change	2011	2010	Change
Interest income	$418	$582	$(164)	$891	$937	$(46)
Foreign exchange gains (losses), net	351	3,604	(3,253)	(2,792)	3,383	(6,175)
Other	(332)	(74)	(258)	4,674	2,836	1,838

Total other income (expense), net	$437	$4,112	$(3,675)	$2,773	$7,156	$(4,383)

     The decrease in foreign exchange gains (losses), net for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, was primarily a result of a $1.9 million realized foreign currency loss associated with the settlement of an acquisition-related contingent consideration obligation. Also contributing to the decrease for both the three and six months ended June 30, 2011, compared to the three and six months ended June 3, 2010, was realized and unrealized foreign exchange losses associated with changes in currency exchange rates during the respective periods. Other income of $4.7 million for the six months ended June 30, 2011 includes $3.0 million of estimated prior period royalty income and a $1.8 million reversal of a prior period legal settlement reserve no longer deemed necessary. Other income of $2.8 million for the six months ended June 30, 2010 includes a $3.1 million net gain associated with then-pending legal settlements related to previously disclosed intellectual property litigation relating to our health management businesses which were less than the amount of our reserves, offset by a charge related to an accounts receivable reserve for a prior year’s sale.
     Benefit for Income Taxes. The benefit for income taxes increased by $41.5 million, to a benefit of $42.7 million for the three months ended June 30, 2011, from a benefit of $1.2 million for the three months ended June 30, 2010. The benefit for income taxes increased by $46.3 million, to a benefit of $47.1 million for the six months ended June 30, 2011, from a benefit of $0.8 million for the six months ended June 30, 2010. The effective tax rate was 82% and 83% for the three and six months ended June 30, 2011, respectively, compared to 17% and 9% for the three and six months ended June 30, 2010, respectively. The income tax benefit for the three and six months ended June 30, 2011 and 2010 relates to federal, foreign and state income tax provisions (benefits). In addition, the effective tax rate may be impacted each period by discrete factors and events. The income tax benefit and respective effective tax rate increase for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, is primarily due to higher forecasted pre-tax losses in high tax rate jurisdictions partially offset by foreign pre-tax income taxed in lower tax rate jurisdictions during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. The income tax benefit and respective effective tax rate increase for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, is primarily due to higher forecasted pre-tax losses in high tax rate jurisdictions partially offset by foreign pre- tax income taxed in lower tax rate jurisdictions, recognition of a capital loss carryforward and a reduction in a jurisdictional tax rate during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.
     Equity Earnings (Losses) in Unconsolidated Entities, Net of Tax. Equity earnings (losses) in unconsolidated entities is reported net of tax and includes our share of earnings (losses) in entities that we account for under the equity method of accounting. Equity earnings (losses) in unconsolidated entities, net of tax for the three and six months ended June 30, 2011 reflects the following: (i) our 50% interest in SPD in the amount of $(0.9) million and $(0.5) million, respectively, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.1 million and $0.2 million, respectively, and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.6 million and $1.2 million, respectively. Equity earnings in unconsolidated entities, net of tax for the three and six months ended June 30, 2010 reflects the following: (i) our 50% interest in SPD in the amount of $3.6 million and $7.2 million, respectively, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.1 million for both of the respective periods and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.5 million and $1.0 million, respectively.
     The decrease in earnings with respect to our 50% interest in SPD for the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, was primarily related to higher legal fees incurred by SPD, during the respective periods, in connection with ongoing litigation brought against Church & Dwight Co., Inc. Total legal fees incurred by SPD increased approximately $3.0 million and $3.4 million during the three and six months ended June 30, 2011, compared to the three and six months ended June 30, 2010, respectively.

     Income (Loss) from Discontinued Operations, Net of Tax. The results of the vitamins and nutritional supplements business are included in income (loss) from discontinued operations, net of tax, in our consolidated financial statements. For the three and six months ended June 30, 2010, the discontinued operations generated a net loss of approximately $35,000 and net income of $11.9 million, respectively. The net income of $11.9 million for the six months ended June 30, 2010 includes a gain of $19.6 million ($12.0 million, net of tax) on the sale of the vitamins and nutritional supplements business.
     Net Income (Loss) Available to Common Stockholders. For the three months ended June 30, 2011, we generated a net loss available to common stockholders of $4.7 million, or $0.05 per basic and diluted common share, compared to a net loss available to common stockholders of $8.3 million, or $0.10 per basic and diluted common share for the three months ended June 30, 2010. Net loss available to common stockholders reflects $5.5 million and $6.0 million of preferred stock dividends paid during the three months ended June 30, 2011 and 2010, respectively, and $10.2 million of income associated with the repurchase of preferred stock during the three months ended June 30, 2011. For the six months ended June 30, 2011, we generated net income available to common stockholders of $3.4 million, or $0.04 per basic and diluted common share, compared to net income available to common stockholders of $0.6 million, or $0.01 per basic and diluted common share for the six months ended June 30, 2010. Net income available to common stockholders reflects $11.3 million and $11.8 million of preferred stock dividends paid during the six months ended June 30, 2011 and 2010, respectively, and $23.9 million of income associated with the repurchase of preferred stock during the six months ended June 30, 2011. See Note 5 of the accompanying consolidated financial statements for the calculation of net income per common share.
Liquidity and Capital Resources
     Based upon our current working capital position, current operating plans and expected business conditions, we currently expect to fund our short and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. As of June 30, 2011, we have $556.7 million of cash on our accompanying consolidated balance sheet.
     We may also utilize our new secured credit facility, described below, or other sources of financing to fund a portion of our capital needs and other commitments, including our contractual contingent consideration obligations and future acquisitions. Our ability to access the capital markets may be impacted by the amount of our outstanding debt and equity and the extent to which our assets are encumbered by our outstanding secured debt. The terms and conditions of our outstanding debt instruments also contain covenants which expressly restrict our ability to incur additional indebtedness and conduct other financings. As of June 30, 2011, we had $2.8 billion in outstanding indebtedness comprised of $400.0 million of 8.625% subordinated notes due 2018, $245.2 million of 7.875% senior notes due 2016, $390.4 million of 9% senior subordinated notes due 2016, $1.6 billion under our secured credit facility and $150.0 million of 3% senior subordinated convertible notes.
     Our secured credit facility was entered into on June 30, 2011 and provides for term loans in the aggregate amount of $1.85 billion (consisting of “A” term loans in the aggregate principal amount of $625.0 million, “B” term loans in the aggregate principal amount of $925.0 million, and delayed-draw term loans in the aggregate principal amount of $300.0 million) and, subject to our continued compliance with the secured credit facility, a $250.0 million revolving line-of-credit (which includes a $50.0 million sublimit for the issuance of letters of credit). We must repay the “A” term loans in eighteen consecutive quarterly installments, beginning on December 31, 2011 and continuing through March 31, 2016, in the amount of $7,812,500 each, and a final installment on June 30, 2016 in the amount of $484,375,000. We must repay the “B” term loans in twenty-two consecutive quarterly installments beginning on December 31, 2011 and continuing through March 31, 2017, in the amount of $2,312,500 each, and a final installment on June 30, 2017 in the amount of $874,125,000. We must repay the delayed-draw term loans in fifteen consecutive quarterly installments beginning on September 30, 2012 and continuing through March 31, 2016, each in the amount of 1.25% of the aggregate principal amount of the delayed-draw term loans that are borrowed through June 30, 2012 and remain outstanding on that date, and a final installment on June 30, 2016 in the amount of 81.25% of such aggregate principal amount. We may repay any future borrowings under the secured credit facility revolving line of credit at any time (without premium or penalty), but in no event later than June 30, 2016. As of June 30, 2011, the “A” term loans and the “B” term loans bore interest at 5.00% and 5.75%, respectively. As of June 30, 2011, there were no borrowings under the delayed-draw term loans or the revolving line of credit under the secured credit facility. Simultaneously with entering into the secured credit facility on June 30, 2011, we repaid in full all outstanding indebtedness under and terminated our First Lien Credit Agreement, or senior secured credit facility, and our Second Lien Credit Agreement, or junior secured credit facility, (and, collectively with the senior secured credit facility, our former secured credit facility), dated June 26, 2007.

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
     Our funding plans for our working capital needs and other commitments may be adversely impacted by unexpected costs associated with integrating the operations of newly acquired companies, executing our cost savings strategies and prosecuting and defending our existing lawsuits and/or unforeseen lawsuits against us. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to make significant investments in our research and development efforts related to the substantial intellectual property portfolio we own. We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.
     In the six months ended June 30, 2011, we repurchased approximately $100.0 million of our outstanding securities, as described in more detail below. In May 2011, we announced a plan authorized by our Board of Directors to repurchase up to $200.0 million of our preferred or common stock.
Cash Flow Summary

	Six Months Ended
	June 30,
	2011	2010
Net cash provided by operating activities	$158,501	$133,842
Net cash used in investing activities	(186,357)	(350,183)
Net cash provided by financing activities	180,600	3,105
Foreign exchange effect on cash and cash equivalents	2,612	(13,494)

Net increase (decrease) in cash and cash equivalents	155,356	(226,730)
Cash and cash equivalents, beginning of period	401,306	492,773

Cash and cash equivalents, end of period	$556,662	$266,043

     Summary of Changes in Cash Position
     As of June 30, 2011, we had cash and cash equivalents of $556.7 million, a $155.4 million increase from December 31, 2010. Our primary sources of cash during the six months ended June 30, 2011 included $158.5 million generated by our operating activities, approximately $284.8 million of net proceeds received in connection with the refinancing of our credit facilities, $11.5 million received from the disposition of a business, $7.9 million from the sales of marketable securities and $17.8 million from common stock issuances under employee stock option and stock purchase plans. Our primary uses of cash during the six months ended June 30, 2011 related to $107.4 million net cash paid for acquisitions and transactional costs, $100.0 million related to the repurchase of our preferred and common stock, $66.8 million of capital expenditures, net of proceeds from the sale of equipment, $24.7 million related to payments of acquisition-related contingent consideration obligations, $32.1 million related to an increase in other assets, which includes a purchase of licensing agreements totaling $21.0 million and $1.3 million of payments of capital lease obligations. Fluctuations in foreign currencies positively impacted our cash balance by $2.6 million during the six months ended June 30, 2011.

     Cash Flows from Operating Activities
     Net cash provided by operating activities during the six months ended June 30, 2011 was $158.5 million, which resulted from a net loss from continuing operations of $9.2 million and $172.3 million of non-cash items, offset by $4.7 million of cash used to meet net working capital requirements during the period. The $172.3 million of non-cash items included, among various other items, $196.1 million related to depreciation and amortization, $27.6 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $12.0 million related to non-cash stock-based compensation and $2.9 million related to the impairment of certain intangible assets, partially offset by a $63.3 million decrease related to changes in our deferred tax assets and liabilities which partially resulted from amortization of intangible assets.
     Cash Flows from Investing Activities
     Our investing activities during the six months ended June 30, 2011 utilized $186.4 million of cash, including $107.4 million net cash paid for acquisitions and transaction-related costs and $66.8 million of capital expenditures, net of proceeds from the sale of equipment, $32.1 million related to an increase in other assets, which includes a purchase of various licensing agreements totaling $21.0 million, offset by $11.5 million received from the disposition of a business and $7.9 million received from the sales of marketable securities.
     Cash Flows from Financing Activities
     Net cash provided by financing activities during the six months ended June 30, 2011 was $180.6 million. Financing activities during the six months ended June 30, 2011 primarily included $1.6 billion of cash received in connection with entering into our new secured credit facility in June 2011. The $1.6 billion received in connection with the secured credit facility was offset by $1.3 billion of cash payments related to the termination and repayment of our former secured credit facility and related interest rate swap agreement. In addition to the payments associated with our former secured credit facility, we utilized approximately $100.0 million to repurchase shares of our preferred and common stock, $24.7 million for payments of acquisition-related contingent consideration obligations and $1.3 million of principal payments on capital lease obligations. These cash payments were offset by $17.8 million of cash received from common stock issuances under employee stock option and stock purchase plans and $1.7 million related to the excess tax benefit on exercised stock options.
     As of June 30, 2011, we had an aggregate of $7.7 million in outstanding capital lease obligations which are payable through 2016.
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

Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of June 30, 2011.
Contractual Obligations
     On June 30, 2011, we entered into a new secured credit facility, which provides for term loans in the aggregate amount of $1.85 billion. As of June 30, 2011, aggregate borrowings amounted to $1.55 billion under the term loans. In connection with entering into the secured credit facility on June 30, 2011, we repaid in full all outstanding indebtedness of approximately $1.2 billion under our former secured credit facility. The table below summarizes our aggregate long-term debt obligations as of June 30, 2011.

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	Thereafter
Contractual Obligations
Long-term debt obligations	$2,779,768	$18,406	$88,688	$85,597	$2,587,077
     The following summarizes our principal contractual obligations as of June 30, 2011 that have changed significantly since December 31, 2010 and the effects such obligations are expected to have on our liquidity and cash flow in future periods, other than the changes described above with respect to our new secured credit facility. Other contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, but omitted below, represent those that have not changed significantly since that date.
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
     With respect to Tapestry, now known as Alere Home Monitoring Inc., or Alere Home Monitoring, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2010 and 2011. Cash payment for the 2010 portion of the earn-out totaling $12.7 million was paid during the first quarter of 2011. The maximum remaining amount of the earn-out payments is $12.3 million which, if earned, will be paid in shares of our common stock.
•	Alere Wellbeing
     With respect to Alere Wellbeing, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during fiscal year 2010. A payment of approximately $11.5 million was made during the second quarter of 2011 which was previously accrued.
•	Standing Stone
     With respect to, Standing Stone, Inc., or Standing Stone, the terms of the acquisition agreement require us to pay earn-outs and employee bonuses upon successfully meeting certain operational, product development and revenue targets during the period from the date of acquisition through calendar year 2013. The maximum amount of the earn-out payments is approximately $10.9 million. The maximum amount of the employee bonuses is $0.6 million.
(b) Contingent Obligations
•	Agreements with Epocal
     In November 2009, we entered into a distribution agreement with Epocal, Inc., or Epocal, to distribute the epoc® Blood Analysis System for blood gas and electrolyte testing for $20.0 million, which is recorded on our accompanying consolidated balance sheet in other intangible assets, net. We also entered into a definitive agreement to acquire all of the issued and outstanding equity securities of Epocal for a total potential purchase price of up to $255.0 million, including a base purchase price of up to $172.5 million if Epocal achieves certain gross margin and other financial milestones on or prior to October 31, 2014, plus additional payments of up to $82.5 million if Epocal achieves certain other milestones relating to its gross margin and product development efforts on or prior to this date. The agreement contains a working capital adjustment whereby the purchase price is increased or decreased to the extent that Epocal’s working capital at closing is more or less than a specified amount. We also agreed that, if the acquisition is consummated, we will provide $12.5 million in management incentive arrangements, 25% of which will vest over three years and 75% of which will be payable only upon the achievement of certain milestones. The acquisition will also be subject to other closing conditions, including the receipt of any required antitrust or other approvals. In April 2011, we entered into a license agreement with Epocal and amended some of the terms of the definitive agreement to acquire Epocal. The license agreement provides Alere with royalty-free access to certain Epocal intellectual property for use in Alere home-use products and provided for an upfront license payment of $18.0 million, of which $15.0 million was paid during the second quarter of 2011 and $3.0 million must be paid in September 2011. The amendment of the definitive agreement increased the working capital target by $18.0 million, which may have the effect of reducing the purchase price of the acquisition. The amendment of the agreement also added an additional potential milestone payment of $8.0 million. As a result, the maximum purchase price under the acquisition agreement increased to $263.0 million.
•	Option agreement with P&G
     In connection with the formation of SPD in May 2007, we entered into an option agreement with P&G, pursuant to which P&G had the right, for a period of 60 days commencing on May 17, 2011, to require us to acquire all of P&G’s interest in SPD at fair market value, and P&G had the right, upon certain material breaches by us of our obligations to SPD, to acquire all of our interest in SPD at fair market value. No gain on the proceeds that we received from P&G through the formation of SPD were recognized in our financial statements until P&G’s option to require us to purchase its interest in SPD expired. As of June 30, 2011 and December 31, 2010, the deferred gain of $288.8 million and $288.4 million, respectively, is presented as a current liability on our accompanying consolidated balance sheets. On July 17, 2011, P&G’s option to require us to acquire their interest in SPD at fair market value expired. In connection with the expiration of the option, the deferred gain will be recognized during the third quarter of 2011.
•	Standing Stone
     The terms of the acquisition agreement require us to purchase the remaining 19.08% of the issued and outstanding capital stock of Standing Stone, the holders of which are officers and employees of Standing Stone, in May 2012 for an aggregate purchase price of $2.6 million.
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
     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2010 Form 10-K, as amended. Market risks that were presented in our 2010 Form 10-K, as amended, but omitted below, represent those that have not changed significantly since that date. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements.

Interest Rate Risk
     We are exposed to market risk from changes in interest rates primarily through our investing and financing activities. In addition, our ability to finance future acquisition transactions or fund working capital requirements may be impacted if we are not able to obtain appropriate financing at acceptable rates.
     Our investing strategy to manage interest rate exposure is to invest in short-term, highly-liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At June 30, 2011, our short-term investments approximated market value.
     At June 30, 2011, under the credit agreement for our secured credit facility we had (i) term loans in an aggregate outstanding principal amount of $1.55 billion (consisting of “A” term loans in the aggregate outstanding principal amount of $625.0 million and “B” term loans in the aggregate outstanding principal amount of $925.0 million), (ii) subject to our continued compliance with the credit agreement, the ability to borrow delayed-draw term loans in the aggregate principal amount of $300.0 million (no amount of which had been borrowed as of such date), and (iii) subject to our continued compliance with the credit agreement, the ability to borrow under a $250.0 million revolving line of credit (no amount of which had been borrowed as of such date), which includes a $50.0 million sublimit for the issuance of letters of credit. Loans can be either Base Rate Loans or Eurodollar Rate Loans at our election, and interest accrues on loans and our other Obligations under the terms of the credit agreement as follows (with the terms referenced above and below in this paragraph having the meanings given to them in the credit agreement): (i) in the case of loans that are Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of loans that are Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. prime rate as in effect from time to time. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one, two, three or six months at our election. Applicable Margins for our “A” term loans, delayed-draw term loans and revolving line-of-credit loans range from (i) with respect to such loans that are Base Rate Loans, 1.75% to 2.50% and (ii) with respect to such loans that are Eurodollar Rate Loans, 2.75% to 3.50%, in each case, depending upon our consolidated secured leverage ratio (as determined under the credit agreement). Applicable Margins for our “B” term loans range from (i) with respect to such loans that are Base Rate Loans, 2.50% to 3.25% and (ii) with respect to such loans that are Eurodollar Rate Loans, 3.50% to 4.25%, in each case, depending upon our consolidated secured leverage ratio. Interest on “B” term loans based on the Eurodollar Rate is subject to a 1.00% floor.
     Assuming no changes in our consolidated secured leverage ratio, the effect of interest rate fluctuations on outstanding borrowings as of June 30, 2011 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase
Interest rates increase by 100 basis points	$15,500
Interest rates increase by 200 basis points	$31,000

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
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have been no material changes from the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2010, or in Part II, Item 1A, “Risk Factors” of any Quarterly Report filed subsequent to the Annual Report on Form 10-K. We note, however, that the risk factors relating to our substantial indebtedness and the agreements governing our indebtedness which are set forth in our Annual Report on Form 10-K, as amended, apply also to the secured credit facility we entered into on June 30, 2011. The secured credit facility provides for term loans in the aggregate amount of $1.85 billion (consisting of “A” term loans in the aggregate principal amount of $625.0 million, “B” term loans in the aggregate principal amount of $925.0 million, and delayed-draw term loans in the aggregate principal amount of $300.0 million) and, subject to our continued compliance with the secured credit facility, a $250.0 million revolving line of credit (which revolving line of credit includes a $50.0 million sublimit for the issuance of letters of credit). A further description of the secured credit facility can be found on page 47.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          During the period covered by this report, we issued 1,036 shares of our common stock upon the net exercise of warrants to purchase 1,600 shares of our common stock, resulting in aggregate non-cash consideration to us of $21,664. The warrants were issued in 2002 as part of a $20.0 million private placement. The shares issued upon exercise of the warrants were offered and sold pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.
          The following table provides information regarding shares of our common stock and Series B preferred stock that we repurchased during the second quarter of 2011.

Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased as	Approximate Dollar Value of
	Total Number	Average	Part of Publicly	Shares that May Yet be
	of Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased (1)	Per Share (2)	Programs (3)	or Programs (3)
April 1, 2011 — April 30, 2011
Series B preferred stock	—	—	—
Common stock	—	—	—
As of April 30, 2011				$50,000,000
May 1, 2011 — May 31, 2011
Series B preferred stock	150,788	$285.39	150,788
Common stock	—	—	—
As of May 31, 2011				$6,966,076
June 1, 2011 — June 30, 2011
Series B preferred stock	24,000	$277.29	24,000
Common stock	8,300	$37.14	8,300
As of June 30, 2011				$2,934
Second Quarter 2011
Series B preferred stock	174,788	$284.28	174,788

Common stock	8,300	$37.14	8,300

(1)	In the second quarter of 2011, we repurchased an aggregate of 174,788 shares of our Series B preferred stock and 8,300 shares of our common stock in the open market and in privately negotiated transactions. All repurchases were made pursuant to an authorized share repurchase plan that we publicly announced on March 22, 2011.

(2)	Includes commission cost.

(3)	On May 31, 2011, we announced that our Board of Directors had authorized the repurchase of an additional $200.0 million of our common stock or preferred stock, subject to completion of the consent solicitation we announced that day and receipt of necessary authorizations from our senior secured lenders. We satisfied these conditions on June 30, 2011.

ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description
4.1	Tenth Supplemental Indenture (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, amending and supplementing the indenture dated as of May 12, 2009 pursuant to which the 9.000% Notes were issued, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011).

4.2	Twelfth Supplemental Indenture (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, amending and supplementing the indenture dated as of May 12, 2009 pursuant to which the 9.000% Notes were issued, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011).

4.3	Eleventh Supplemental Indenture (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, amending and supplementing the indenture dated as of September 21, 2010 pursuant to which the 8.625% Notes were issued, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011).

4.4	Thirteenth Supplemental Indenture (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, amending and supplementing the indenture dated as of September 21, 2010 pursuant to which the 8.625% Notes were issued, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011).

4.5	Twelfth Supplemental Indenture (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, amending and supplementing the indenture dated as of August 11, 2009 pursuant to which the 7.875% Notes were issued, among the Company, the subsidiary guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011).

4.6	Thirteenth Supplemental Indenture (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, amending and supplementing the indenture dated as of August 11, 2009 pursuant to which the 7.875% Notes were issued, among the Company, the subsidiary guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011).

10.1	Credit Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011).

10.2	Guaranty and Security Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, and each Grantor party thereto and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011).

*10.3	First Amendment to Credit Agreement dated as of July 27, 2011 among Alere Inc., as Borrower , the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent.

Exhibit No.	Description
*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (b) our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (c) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and (d) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.
Date: August 8, 2011	/s/ David Teitel
David Teitel
Chief Financial Officer and an authorized officer