Form 10-Q
period 2011-09-30
ALERE INC.
filed 2011-11-08
CIK 1145460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of October 31, 2011 was 86,011,860.

ALERE INC.
REPORT ON FORM 10-Q
For the Quarterly Period Ended September 30, 2011
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

PAGE
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
a) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	3
b) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	4
c) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	5
d) Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. Controls and Procedures	55
PART II. OTHER INFORMATION
Item 1A. Risk Factors	55
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 6. Exhibits	57
SIGNATURES	58
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALERE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net product sales	$418,254	$363,433	$1,224,302	$1,063,549
Services revenue	162,266	171,123	493,393	497,292

Net product sales and services revenue	580,520	534,556	1,717,695	1,560,841
License and royalty revenue	5,249	4,123	17,723	16,052

Net revenue	585,769	538,679	1,735,418	1,576,893

Cost of net product sales	193,899	170,549	573,919	500,990
Cost of services revenue	84,177	80,782	251,388	238,991

Cost of net product sales and services revenue	278,076	251,331	825,307	739,981
Cost of license and royalty revenue	1,731	1,802	5,214	5,411

Cost of net revenue	279,807	253,133	830,521	745,392

Gross profit	305,962	285,546	904,897	831,501

Operating expenses:
Research and development	34,772	32,434	112,662	96,187
Sales and marketing	134,376	125,606	407,973	369,016
General and administrative	91,895	96,131	292,284	284,155

Total operating expenses	261,043	254,171	812,919	749,358

Operating income	44,919	31,375	91,978	82,143
Interest expense, including amortization of original issue discounts and deferred financing costs	(47,327)	(34,180)	(154,194)	(100,921)
Other income (expense), net	(8,250)	7,525	(5,477)	14,681
Gain on sale of joint venture interest	288,896	—	288,896	—

Income (loss) from continuing operations before provision (benefit) for income taxes	278,238	4,720	221,203	(4,097)
Provision (benefit) for income taxes	42,652	(167)	(4,414)	(964)

Income (loss) from continuing operations before equity earnings (losses) of unconsolidated entities, net of tax	235,586	4,887	225,617	(3,133)
Equity earnings (losses) of unconsolidated entities, net of tax	4,118	(62)	4,922	8,195

Income from continuing operations	239,704	4,825	230,539	5,062
Income from discontinued operations, net of tax	—	2	—	11,913

Net income	239,704	4,827	230,539	16,975
Less: Net income attributable to non-controlling interests	138	1,494	160	1,167

Net income attributable to Alere Inc. and Subsidiaries	239,566	3,333	230,379	15,808
Preferred stock dividends	(5,358)	(6,147)	(16,682)	(18,001)
Preferred stock repurchase	—	—	23,936	—

Net income (loss) available to common stockholders	$234,208	$(2,814)	$237,633	$(2,193)

Basic net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) from continuing operations	$2.84	$(0.03)	$2.81	$(0.17)
Income from discontinued operations, net of tax	—	—	—	0.14

Net income (loss) per common share	$2.84	$(0.03)	$2.81	$(0.03)

Diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) from continuing operations	$2.48	$(0.03)	$2.56	$(0.17)
Income from discontinued operations, net of tax	—	—	—	0.14

Net income (loss) per common share	$2.48	$(0.03)	$2.56	$(0.03)

Weighted average shares-basic	82,486	84,796	84,508	84,269

Weighted average shares-diluted	97,090	84,796	100,058	84,269

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par value)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$276,754	$401,306
Restricted cash	349,551	2,581
Marketable securities	1,066	2,094
Accounts receivable, net of allowances of $22,163 and $20,381 at September 30, 2011 and December 31, 2010, respectively	423,437	397,148
Inventories, net	273,310	257,720
Deferred tax assets	66,560	57,111
Income tax receivable	—	1,383
Receivable from joint venture, net	15,668	—
Prepaid expenses and other current assets	98,009	74,914

Total current assets	1,504,355	1,194,257
Property, plant and equipment, net	420,005	390,510
Goodwill	2,889,893	2,831,300
Other intangible assets with indefinite lives	14,355	28,183
Finite-lived intangible assets, net	1,569,024	1,707,581
Deferred financing costs, net and other non-current assets	98,538	57,529
Receivable from joint venture, net of current portion	15,579	23,872
Investments in unconsolidated entities	177,780	62,556
Marketable securities	2,040	9,404
Deferred tax assets	10,045	25,182

Total assets	$6,701,614	$6,330,374

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,421	$16,891
Current portion of capital lease obligations	2,491	2,126
Short-term debt	6,147	—
Accounts payable	145,397	126,844
Accrued expenses and other current liabilities	411,183	345,832
Payable to joint venture, net	—	2,787
Deferred gain on joint venture	—	288,378

Total current liabilities	610,639	782,858

Long-term liabilities:
Long-term debt, net of current portion	3,018,602	2,378,566
Capital lease obligations, net of current portion	2,334	1,402
Deferred tax liabilities	395,370	420,166
Other long-term liabilities	121,881	169,656

Total long-term liabilities	3,538,187	2,969,790

Commitments and contingencies (Note 16)
Redeemable non-controlling interest	2,502	—

Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at September 30, 2011 and $836,222 at December 31, 2010); Authorized: 2,300 shares; Issued: 2,065 shares at September 30, 2011 and 2,091 shares at December 31, 2010; Outstanding: 1,774 shares at September 30, 2011 and 2,091 shares at December 31, 2010	606,468	718,554
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 85,999 shares at September 30, 2011 and 84,928 shares at December 31, 2010; Outstanding: 78,320 shares at September 30, 2011 and 84,904 shares at December 31, 2010	86	85
Additional paid-in capital	3,259,573	3,232,997
Accumulated deficit	(1,122,869)	(1,377,184)
Treasury stock, at cost, 7,679 shares at September 30, 2011 and 24 shares at December 31, 2010	(184,971)	(104)
Accumulated other comprehensive income	(10,576)	690

Total stockholders’ equity	2,547,711	2,575,038
Non-controlling interests	2,575	2,688

Total equity	2,550,286	2,577,726

Total liabilities and equity	$6,701,614	$6,330,374

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$230,539	$16,975
Income from discontinued operations, net of tax	—	11,913

Income from continuing operations	230,539	5,062
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	32,726	10,284
Depreciation and amortization	287,033	275,507
Non-cash stock-based compensation expense	16,275	22,947
Impairment of inventory	445	712
Impairment of long-lived assets	1,674	618
Impairment of intangible assets	2,938	—
Gain on sale of joint venture interest	(288,896)	—
Loss on sale of fixed assets	1,096	607
Gain on sales of marketable securities	(376)	—
Equity earnings of unconsolidated entities, net of tax	(4,922)	(8,195)
Deferred income taxes	(30,999)	(33,256)
Other non-cash items	(8,115)	(1,378)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(30,832)	(2,553)
Inventories, net	(17,013)	(29,107)
Prepaid expenses and other current assets	(17,364)	6,752
Accounts payable	11,977	(19,423)
Accrued expenses and other current liabilities	66,769	23,121
Other non-current liabilities	(30,448)	(21,984)

Net cash provided by continuing operations	222,507	229,714
Net cash used in discontinued operations	—	(390)

Net cash provided by operating activities	222,507	229,324

Cash Flows from Investing Activities:
Increase in restricted cash	(346,970)	(280)
Purchases of property, plant and equipment	(94,692)	(68,457)
Proceeds from sale of property, plant and equipment	846	642
Proceeds from disposition of business	11,491	—
Cash paid for acquisitions, net of cash acquired	(127,081)	(465,583)
Proceeds from sales of (increase in) marketable securities	8,392	(17,887)
Net cash received from (paid for) equity method investments	(44,102)	10,835
Increase in other assets	(55,888)	(1,717)

Net cash used in continuing operations	(648,004)	(542,447)
Net cash provided by discontinued operations	—	63,446

Net cash used in investing activities	(648,004)	(479,001)

Cash Flows from Financing Activities:
Cash paid for financing costs	(66,338)	(9,590)
Cash paid for contingent purchase price consideration	(25,305)	—
Proceeds from issuance of common stock, net of issuance costs	24,159	17,839
Repurchase of preferred stock	(99,068)	—
Proceeds from issuance of long-term debt	1,752,708	400,000
Payments on long-term debt	(1,195,337)	(7,313)
Net proceeds (payments) under revolving credit facilities	104,808	(146,985)
Repurchase of common stock	(184,867)	—
Excess tax benefits on exercised stock options	2,183	1,300
Principal payments on capital lease obligations	(3,084)	(1,270)
Other	(10,451)	(509)

Net cash provided by financing activities	299,408	253,472

Foreign exchange effect on cash and cash equivalents	1,537	(8,987)

Net decrease in cash and cash equivalents	(124,552)	(5,192)
Cash and cash equivalents, beginning of period	401,306	492,773

Cash and cash equivalents, end of period	$276,754	$487,581

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
(2) Cash and Cash Equivalents
     We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2011, our cash equivalents consisted of money market funds.
      We have restricted cash of $349.6 million and $2.6 million as of September 30, 2011 and December 31, 2010, respectively. Of the $349.6 million, $347.1 million relates to a cash balance established in connection with the Axis-Shield plc, or Axis-Shield, tender offer, which we expect to consumate during the fourth quarter of 2011.
(3) Inventories
     Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$82,582	$81,640
Work-in-process	60,880	61,849
Finished goods	129,848	114,231

	$273,310	$257,720

(4) Stock-based Compensation
     We recorded stock-based compensation expense in our consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of net revenue	$408	$589	$1,124	$1,390
Research and development	881	1,543	3,017	5,415
Sales and marketing	1,016	1,181	3,184	3,094
General and administrative	1,981	3,950	8,950	13,048

	4,286	7,263	16,275	22,947
Benefit for income taxes	(674)	(1,295)	(3,264)	(4,633)

	$3,612	$5,968	$13,011	$18,314

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(5) Net Income (Loss) per Common Share
     The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations	$239,704	$4,825	$230,539	$5,062
Preferred stock dividends	(5,358)	(6,147)	(16,682)	(18,001)
Preferred stock repurchase	—	—	23,936	—

Income (loss) from continuing operations attributable to common shares	234,346	(1,322)	237,793	(12,939)
Less: Net income attributable to non-controlling interest	138	1,494	160	1,167

Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	234,208	(2,816)	237,633	(14,106)
Income from discontinued operations	—	2	—	11,913

Net income (loss) available to common stockholders	$234,208	$(2,814)	$237,633	$(2,193)

Denominator:
Weighted-average common shares outstanding — basic	82,486	84,796	84,508	84,269
Effect of dilutive securities:
Stock options	661	—	1,078	—
Warrants	95	—	120	—
Potentially issuable shares of common stock associated with deferred purchase price consideration	189	—	189	—
Potentially issuable shares of common stock associated with Series B convertible preferred stock	10,221	—	10,725	—
Potentially issuable shares of common stock associated with convertible debt securities	3,438	—	3,438	—

Weighted-average common shares outstanding — diluted	97,090	84,796	100,058	84,269

Net income (loss) per common share — basic:
Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$2.84	$(0.03)	$2.81	$(0.17)
Income from discontinued operations	—	—	—	0.14

Net income (loss) per common share — basic	$2.84	$(0.03)	$2.81	$(0.03)

Net income (loss) per common share — diluted:
Income (loss) from continuing operations attributable to Alere Inc. and Subsidiaries	$2.48	$(0.03)	$2.56	$(0.17)

Income from discontinued operations	—	—	—	0.14

Net income (loss) per common share — diluted	$2.48	$(0.03)	$2.56	$(0.03)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     For the three and nine-month periods ended September 30, 2010, anti-dilutive shares of 16.3 million and 16.9 million, respectively, were excluded from the computations of diluted net income (loss) per share.
(6) Stockholders’ Equity
     (a) Preferred Stock
     For the three and nine months ended September 30, 2011, Series B preferred stock dividends amounted to $5.4 million and $16.7 million, respectively, and for the three and nine months ended September 30, 2010, Series B preferred stock dividends amounted to $6.1 million and $18.0 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net income (loss) per common share for each of the respective periods. As of October 17, 2011, payments have been made covering all dividend periods through September 30, 2011.
     (b) Share Repurchases
     In December 2010, our Board of Directors authorized the repurchase of up to $50.0 million of our common or preferred stock. During the first quarter of 2011, under this authorization we repurchased, in the open market and privately negotiated transactions, 183,000 shares of our Series B preferred stock, which were convertible into approximately 1.1 million shares of our common stock, at a cost of approximately $49.4 million, which we paid in cash. Also during the first quarter of 2011, under this same authorization, we completed this repurchase program by repurchasing 16,700 shares of our common stock at a cost of approximately $0.6 million, which we paid in cash. The repurchase of the preferred stock at an average cost of $269.84 per preferred share, an amount less than the weighted average fair value of the preferred shares at issuance, resulted in the allocation of $13.7 million of income attributable to common shareholders.
     In March 2011, our Board of Directors authorized an additional repurchase of up to $50.0 million of our preferred or common stock. During the second quarter of 2011, under this authorization we repurchased, in the open market and privately negotiated transactions, 174,788 shares of our Series B preferred stock, which were convertible into approximately 1.0 million shares of our common stock, at a cost of approximately $49.7 million, which we paid in cash. Also during the second quarter of 2011, under this same authorization, we completed this repurchase program by repurchasing 8,300 shares of our common stock at a cost of approximately $0.3 million, which we paid in cash. The repurchase of the preferred stock at an average cost of $284.28 per preferred share, an amount less than the weighted average fair value of the preferred shares at issuance, resulted in the allocation of $10.2 million of income attributable to common shareholders.
     On May 31, 2011, we announced that our Board of Directors had authorized the repurchase of $200.0 million of our common stock or preferred stock, subject to completion of the consent solicitation we announced that day and receipt of necessary authorizations from our senior secured lenders. We satisfied these conditions on June 30, 2011. During the third quarter of 2011, under this authorization we repurchased approximately 7.6 million shares of our common stock at a cost of approximately $183.9 million, which we paid in cash.
(7) Comprehensive Income (Loss)
     The following table provides a reconciliation of net income attributable to Alere Inc. and Subsidiaries reported in our consolidated financial statements to comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income attributable to Alere Inc. and Subsidiaries	$239,566	$3,333	$230,379	$15,808

Other comprehensive income (loss), net of tax:
Changes in cumulative translation adjustment	(56,737)	45,260	(18,116)	(3,204)
Unrealized gains (losses) on available for sale securities	(480)	404	(758)	452
Unrealized gains (losses) on hedging instruments	(53)	497	7,272	237
Minimum pension liability adjustment	246	(237)	336	65

Total other comprehensive income (loss)	(57,024)	45,924	(11,266)	(2,450)

Total comprehensive income	$182,542	$49,257	$219,113	$13,358

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     A summary of the changes in stockholders’ equity and non-controlling interest comprising total equity for the nine months ended September 30, 2011 and 2010 is provided below (in thousands):

	Nine Months Ended September 30,
	2011			2010
	Total	Non-		Total	Non-
	Stockholders’	controlling		Stockholders’	controlling
	Equity	Interest	Total Equity	Equity	Interest	Total Equity
Equity, beginning of period	$2,575,038	$2,688	$2,577,726	$3,527,555	$1,334	$3,528,889
Issuance of common stock and warrants in connection with acquisitions	1,000	—	1,000	16,277	—	16,277
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	24,159	—	24,159	17,839	—	17,839
Repurchase of common stock	(184,867)	—	(184,867)	—	—	—
Repurchase of preferred stock	(99,068)	—	(99,068)	—	—	—
Preferred stock dividends	(5,391)	—	(5,391)	(119)	—	(119)
Stock-based compensation related to grants of common stock options	16,275	—	16,275	22,947	—	22,947
Excess tax benefits on exercised stock options	1,452	—	1,452	452	—	452
Non-controlling interest from acquisitions	—	—	—	(5,492)	1,864	(3,628)
Dividend relating to non-controlling interest	—	(271)	(271)	—	—	—
Redeemable non-controlling interest in subsidiaries’ income	—	(2)	(2)	—	(1,164)	(1,164)
Net income	230,379	160	230,539	15,808	1,167	16,975
Total other comprehensive loss	(11,266)	—	(11,266)	(2,450)	—	(2,450)

Equity, end of period	$2,547,711	$2,575	$2,550,286	$3,592,817	$3,201	$3,596,018

     A summary of the changes in redeemable non-controlling interest recorded in the mezzanine section of the balance sheet for the nine months ended September 30, 2011 and 2010 is provided below:

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Redeemable non-controlling interest, beginning of period	$—	$—
Acquisition of non-controlling interest	2,500	49,207
Net income	2	1,164

Redeemable non-controlling interest, end of period	$2,502	$50,371

(8) Business Combinations
     Acquisitions are accounted for using the acquisition method and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. During the three and nine months ended September 30, 2011, we expensed acquisition-related costs of $2.9 million and $6.2 million, respectively, in general and administrative expense. During the three and nine months ended September 30,

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
2010, we expensed acquisition-related costs of $0.9 million and $6.9 million, respectively, primarily in general and administrative expense.
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
     Net assets acquired are recorded at their fair value and are subject to adjustment upon finalization of the fair value analysis. We are not aware of any information that indicates the final fair value analysis will differ materially from the preliminary estimates. Determination of the estimated useful lives of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets based on patterns on which the respective economic benefits are expected to be realized.
     (a) Acquisitions in 2011
     During 2011, we acquired the following businesses for a preliminary aggregate purchase price of $129.7 million, which included cash payments totaling $91.1 million, 25,463 shares of our common stock with an acquisition date fair value of $1.0 million, contingent consideration obligations with an aggregate acquisition date fair value of $29.8 million and deferred purchase price consideration with an acquisition date fair value of $3.9 million.
•	90% interest in BioNote, Inc., or BioNote, headquartered in South Korea, a manufacturer of diagnostic products for the veterinary industry (Acquired January 2011). We previously owned a 10% interest in BioNote.
•	assets, including domain name, of Pregnancy.org, LLC, or Pregnancy.org, a U.S.-based company providing a website for preconception, pregnancy and newborn care content, tools and sharing (Acquired January 2011)
•	Home Telehealth Limited, subsequently renamed Alere Connected Health Limited, or Alere Connected Health, located in Cardiff, Wales, a company that focuses on delivering integrated, comprehensive services and programs to health and social care providers and insurers (Acquired February 2011)
•	Bioeasy Diagnostica Ltda., or Bioeasy, located in Belo Horizonte, Brazil, a company that markets and sells rapid diagnostic tests and systems for laboratory diagnosis, prevention and monitoring of immunological diseases and fertility (Acquired March 2011)
•	80.92% interest in Standing Stone, Inc., or Standing Stone, located in Westport, Connecticut, a company that focuses on disease state management by enhancing the quality of care provided to patients who require long-term therapy for chronic disease management (Acquired May 2011)
•	certain assets, rights, liabilities and properties of Drug Detection Devices, Inc., or 3DL, located in Alpharetta, Georgia, a distributor that promotes, markets, distributes and sells drugs of abuse diagnostic products, including consumables, point-of-care diagnostic kits and related products and services (Acquired July 2011)
•	Colibri Medical AB, or Colibri, located in Helsingborg, Sweden, a distributor of point-of-care drugs of abuse diagnostic products primarily to the Scandinavian marketplace (Acquired July 2011)
•	Laboratory Data Systems, Inc., or LDS, located in Tampa, Florida, a provider of healthcare software products, services, consulting and solutions (Acquired August 2011)

•	certain assets, liabilities and properties of Abatek Medical LLC, or Abatek, located in Dover, New Hampshire, a distributor that promotes, markets, distributes and sells drugs of abuse diagnostic products, including consumables, point-of-care diagnostic kits and related products and services (Acquired September 2011)
•	Forensics Limited, or ROAR, located in Worcestershire, United Kingdom, a company that provides forensic quality toxicology services across the United Kingdom (Acquired September 2011)
     The operating results of BioNote, Bioeasy, 3DL, Colibri, Abatek, LDS and ROAR are included in our professional diagnostics reporting unit and business segment. The operating results of Pregnancy.org, Alere Connected Health and Standing Stone are included in our health management reporting unit and business segment.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     Our consolidated statements of operations for the three and nine months ended September 30, 2011 included revenue totaling approximately $5.6 million and $15.3 million, respectively, related to these businesses. Goodwill has been recognized in all of the acquisitions and amounted to approximately $79.7 million. Goodwill related to the acquisitions of Pregnancy.org, 3DL, Abatek and LDS which totaled $14.8 million, is expected to be deductible for tax purposes.
     A summary of the preliminary fair values of the net assets acquired for the acquisitions consummated in 2011 is as follows (in thousands):

Current assets (1)	$13,735
Property, plant and equipment	5,442
Goodwill	79,733
Intangible assets	51,514
Other non-current assets	996

Total assets acquired	151,420

Current liabilities	7,889
Non-current liabilities	11,320

Total liabilities assumed	19,209

Net assets acquired	132,211
Less:
Fair value of non-controlling interest	2,500
Previously-owned 10% investment in BioNote	3,937
Contingent consideration	29,785
Fair value of common stock issued	1,000
Deferred purchase price consideration	3,870

Cash paid	$91,119

(1)	Includes cash acquired of approximately $4.2 million.
     The following are the intangible assets acquired and their respective fair values and weighted average useful lives (dollars in thousands):

		Weighted
		Average
	Amount	Useful Life

Core technology and patents	$5,441	14.4 years
Database	64	3 years
Trademarks and trade names	5,052	16 years
Customer relationships	24,697	11.7 years
Non-compete agreements	720	4.3 years
Software	7,400	10.9 years
Other	7,766	15.6 years
In-process research and development	374	N/A

Total intangible assets	$51,514

(b)	Acquisitions in 2010
     During 2010, we acquired the following businesses for a preliminary aggregate purchase price of $602.5 million, which consisted of initial cash payments totaling $512.1 million, contingent consideration obligations with an acquisition date fair value of $89.7 million and deferred purchase price consideration with an acquisition date fair value of $0.7 million.
•	RMD Networks, Inc., or RMD, located in Denver, Colorado, a provider of clinical groupware software and services designed to improve communication and coordination of care among providers, patients, and payers in the healthcare environment (Acquired January 2010)
•	certain assets of Streck, Inc., or Streck, located in Nebraska, a manufacturer of hematology, chemistry and immunology products for the clinical laboratory (Acquired January 2010)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	Standard Diagnostics, Inc., or Standard Diagnostics, headquartered in South Korea, a company that specializes in the medical diagnostics industry. Its main product lines relate to diagnostic reagents and devices for hepatitis, infectious diseases, tumor markers, fertility, drugs of abuse, urine strips and protein strips. (Initial controlling interest acquired February 2010)
•	Kroll Laboratory Specialists, Inc., subsequently renamed Alere Toxicology Services, or Alere Toxicology, headquartered in Gretna, Louisiana, a company that provides forensic quality substance abuse testing products and services across the United States (Acquired February 2010)
•	a privately-owned U.K. research and development operation (Acquired March 2010)
•	assets of the diagnostics division of Micropharm Ltd., or Micropharm, located in Wales, United Kingdom, an expert in high-quality antibody production in sheep for both diagnostic and therapeutic purposes, providing antisera on a contract basis for U.K. and overseas companies and academic institutions, mainly for research, therapeutic and diagnostic uses (Acquired March 2010)
•	Quantum Diagnostics Group Limited, or Quantum, headquartered in Essex, England, an independent provider of drug testing products and services to healthcare professionals across the U.K. and Europe (Acquired April 2010)
•	assets of the workplace health division of Good Health Solutions Pty Ltd., subsequently renamed Alere Health Pty Ltd., located in East Sydney, Australia, an important player in the Australian health and wellness market, focusing on health screenings, health-related consulting services, health coaching and fitness instruction (Acquired April 2010)
•	certain assets of Unotech Diagnostics, Inc., or Unotech, located in California, a privately-owned company engaged in the development, formulation, manufacture, packaging, supply and distribution of our Alere NMP22 BladderCheck lateral flow test and related lateral flow products (Acquired June 2010)
•	Scipac Holdings Limited, or Scipac, headquartered in Kent, England, a diagnostic reagent company with an extensive product portfolio supplying purified human antigens, recombinant proteins and disease state plasma to a global customer base (Acquired June 2010)
•	a privately-owned research and development operation, located in San Diego, California (Acquired July 2010)
•	Diagnostixx of California, Corp. (d/b/a Immunalysis Corporation), or Immunalysis, located in Pomona, California, a privately-owned manufacturer and marketer of abused and prescription drug screening solutions used by clinical reference and forensic/crime laboratories (Acquired August 2010)
•	AdnaGen AG, or AdnaGen, located in Langenhagen, Germany, a company that focuses on the development of innovative tumor diagnostics for the detection of rare cells (Acquired November 2010)
•	Medlab Produtos Medicos Hospitalares Ltda, now known as Alere S.A., located in Sao Paulo, Brazil, a distributor of medical instruments and reagents to public and private laboratories throughout Brazil and Uruguay (Acquired December 2010)
•	Capital Toxicology, LLC, or Capital Toxicology, located in Austin, Texas, a privately-held toxicology business specializing in pain management services (Acquired December 2010)
     The operating results of the acquired businesses mentioned above, except for RMD and Alere Health Pty Ltd., are included in our professional diagnostics reporting unit and business segment. The operating results of RMD and Alere Health Pty Ltd. are included in our health management reporting unit and business segment. Our consolidated statements of operations for the three and nine months ended September 30, 2010 included revenue totaling approximately $42.3 million and $91.5 million, respectively, related to these businesses. Goodwill has been recognized in all of the acquisitions, with the exception of Unotech, Micropharm and Streck, and amounted to

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
approximately $327.2 million. Goodwill related to the acquisitions of Alere Toxicology, Immunalysis and Capital Toxicology, which totaled $81.7 million, is expected to be deductible for tax purposes.
     A summary of the preliminary fair values of the net assets acquired for the acquisitions consummated in 2010 is as follows (in thousands):

Current assets (1)	$85,127
Property, plant and equipment	36,257
Goodwill	327,205
Intangible assets	283,855
Other non-current assets	16,953

Total assets acquired	749,397

Current liabilities	30,170
Non-current liabilities	71,060

Total liabilities assumed	101,230

Net assets acquired	648,167
Less:
Fair value of non-controlling interest	45,623
Contingent consideration	89,708
Deferred purchase price consideration	688

Cash paid	$512,148

(1)	Includes cash acquired of approximately $22.8 million.
     The following are the intangible assets acquired and their respective fair values and weighted average useful lives (dollars in thousands):

		Weighted
		Average
	Amount	Useful Life
Core technology and patents	$106,885	12.4 years
Quality systems	153	5 years
Database	654	3 years
Trademarks and trade names	11,654	6.3 years
License agreements	459	10 years
Customer relationships	125,332	14.3 years
Non-compete agreements	2,650	4.2 years
Software	5,000	7 years
Distribution agreement	800	14 years
Manufacturing know-how	3,683	10.5 years
In-process research and development	26,585	N/A

Total intangible assets	$283,855

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

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Balance at	Adjustments		Balance at	Exit Costs
	December 31,	to the	Amounts	September 30,	Since
	2010	Reserve (1)	Paid	2011	Inception
Acquisition of Matria Healthcare Inc.:
Severance-related costs	$255	$(176)	$(11)	$68	$13,840
Facility costs	967	—	(534)	433	4,674

Total costs for Matria Healthcare Inc.	1,222	(176)	(545)	501	18,514

Acquisition of Panbio Limited:
Severance-related costs	—	—	—	—	211
Facility costs	242	(75)	(167)	—	828

Total costs for Panbio Limited	242	(75)	(167)	—	1,039

Acquisition of Cholestech Corporation:
Severance-related costs	85	(85)	—	—	5,796
Facility costs	1,805	—	(421)	1,384	2,732

Total costs for Cholestech Corporation	1,890	(85)	(421)	1,384	8,528

Total costs for all plans	$3,354	$(336)	$(1,133)	$1,885	$28,081

(1)	These adjustments resulted in a change in the aggregate purchase price and related goodwill for each related acquisition.
     Of the total $1.9 million liability outstanding as of September 30, 2011, $0.6 million is included in accrued expenses and other current liabilities and $1.3 million is included in other long-term liabilities.
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
     The pro forma results are derived from the historical financial results of the acquired businesses for the periods presented and are not necessarily indicative of the results that would have occurred had the acquisitions been consummated on January 1, 2010. There was no pro forma impact on the results of operations for the three and nine months ended September 30, 2011, as the acquisition of Standard Diagnostics closed prior to January 1, 2011 (in thousands, except per share amounts).

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Pro forma net revenue	$538,679	$1,583,046

Pro forma loss from continuing operations attributable to Alere Inc. and Subsidiaries and available to common stockholders	$(2,631)	$(13,408)

Pro forma loss available to common stockholders	$(2,629)	$(1,495)

Pro forma loss from continuing operations attributable to Alere Inc. and Subsidiaries per common share — basic and diluted(1)	$(0.03)	$(0.16)

Pro forma net loss available to common stockholders — basic and diluted(1)	$(0.03)	$(0.02)

(1)	Net loss per common share amounts are computed as described in Note 5.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(9) Restructuring Plans
     The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
Statement of Operations Caption	September 30,		September 30,
	2011	2010	2011	2010
Cost of net revenue	$80	$(675)	$2,310	$3,316
Research and development	(1)	235	433	458
Sales and marketing	935	80	3,809	1,328
General and administrative	2,115	489	13,074	8,247

Operating income	3,129	129	19,626	13,349
Interest expense, including amortization of original issue discounts and deferred financing costs	(84)	62	(206)	(291)
Other income (expense), net	—	3,350	—	3,350
Equity earnings (losses) of unconsoliated entities, net of tax	(199)	(1,728)	(534)	(3,191)

Net income	$3,412	$(1,555)	$20,366	$13,481

     (a) 2011 Restructuring Plans
     In 2011, management executed a company-wide cost reduction plan, which impacted our corporate and other business segment, as well as the health management and professional diagnostics business segments. Management also developed plans within our professional diagnostics business segment to consolidate operating activities among certain of our European and Asia Pacific subsidiaries, including transferring the manufacturing of our Panbio products from Australia to our Standard Diagnostics facility in South Korea. Additionally, within our health management business segment, management executed plans to further reduce costs and improve efficiencies, as well as cease operations at our GeneCare Medical Genetics Center, Inc., or GeneCare, facility in Chapel Hill, North Carolina and transfer the majority of our Quality Assured Services, Inc. operation in Orlando, Florida to our facility in Livermore, California. The following table summarizes the restructuring activities related to our 2011 restructuring plans for the three and nine months ended September 30, 2011 (in thousands):

	Three Months Ended September 30, 2011
	Professional	Health	Corporate
	Diagnostics	Management	and Other	Total
Severance-related costs	$2,120	$82	$69	$2,271
Facility and transition costs	208	388	—	596
Other exit costs	—	58	—	58

Cash charges	2,328	528	69	2,925
Fixed asset and inventory impairments	43	60	—	103

Total charges	$2,371	$588	$69	$3,028

	Nine Months Ended September 30, 2011
	Professional	Health	Corporate
	Diagnostics	Management	and Other	Total
Severance-related costs	$5,722	$2,274	$1,117	$9,113
Facility and transition costs	207	4,195	—	4,402
Other exit costs	—	58	—	58

Cash charges	5,929	6,527	1,117	13,573
Fixed asset and inventory impairments	659	864	2	1,525
Intangible asset impairments	—	2,935	—	2,935
Other non-cash charges	—	812	—	812

Total charges	$6,588	$11,138	$1,119	$18,845

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     We anticipate incurring approximately $4.0 million in additional costs under these plans related to our professional diagnostics business segment, primarily related to severance and facility exit costs, and may also incur impairment charges on assets as plans are finalized. We anticipate incurring approximately $1.8 million in additional costs under these plans related to our health management business segment, primarily related to transition costs and facility lease obligations at our facility in Orlando, Florida.
     (b) 2010 Restructuring Plans
     In 2010, management developed several plans to reduce costs and improve efficiencies within our health management and professional diagnostics business segments. The following table summarizes the restructuring activities related to the 2010 restructuring plans for the three and nine months ended September 30, 2011 and 2010, respectively, and since inception (in thousands):

	Professional Diagnostics
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Since
	2011	2010	2011	2010	Inception
Severance-related costs	$—	$339	$74	$2,121	$2,480
Facility and transition costs	80	226	141	322	954
Other exit costs	—	3	—	9	10

Cash charges	80	568	215	2,452	3,444
Fixed asset and inventory impairments	—	—	—	111	126

Total charges	$80	$568	$215	$2,563	$3,570

	Health Management
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Since
	2011	2010	2011	2010	Inception
Severance-related costs	$—	$4	$—	$3,827	$4,647
Facility and transition costs	—	$120	40	2,349	2,476
Other exit costs	4	$62	80	168	271

Cash charges	4	186	120	6,344	7,394
Fixed asset and inventory impairments	—	—	—	—	165

Total charges	$4	$186	$120	$6,344	$7,559

     We do not anticipate incurring significant additional charges under these plans.
     (c) 2009 Restructuring Plans
     In 2009, management developed plans to reduce costs and improve efficiencies in our health management business segment, as well as reduce costs and consolidate operating activities among several of our professional diagnostics-related German subsidiaries. The charges for the three and nine months ended September 30, 2010 were included in our professional diagnostics business segment. Of the $3.5 million included in operating income since inception, $2.3 million and $1.2 million were included in our health management and professional diagnostics business segments, respectively. The following table summarizes the restructuring activities under the 2009 restructuring plans for the three and nine months ended September 30, 2010 and since inception (in thousands):

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three Months Ended	Nine Months Ended	Since
	September 30, 2010	September 30, 2010	Inception
Severance-related costs	$80	$392	$2,904
Facility and transition costs	2	7	511
Other exit costs	—	—	109

Cash charges	82	399	3,524
Fixed asset and inventory impairments	—	—	67

Total charges	$82	$399	$3,591

     No costs were incurred during the three and nine months ended September 30, 2011. All costs have been paid under these plans and we do not expect to incur any additional costs.
     (d) 2008 Restructuring Plans
     In May 2008, management decided to close our facility located in Bedford, England and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. The following table summarizes the restructuring activities under this plan for the three and nine months ended September 30, 2011 and 2010, respectively, and since inception (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Since
	2011	2010	2011	2010	Inception

Severance-related costs	$(108)	$47	$(103)	$100	$3,351
Facility and transition costs	161	(688)	586	1,399	4,221
Other exit costs	—	(3,519)	—	(3,299)	3,842

Cash charges (recoveries)	53	(4,160)	483	(1,800)	11,414
Fixed asset and inventory impairments	—	(27)	—	432	5,921

Total charges (recoveries)	$53	$(4,187)	$483	$(1,368)	$17,335

     During the three months ended September 30, 2010, we recorded net recoveries of $3.5 million in other exit costs, and $0.7 million in facility exit costs, as a result of a settlement of the facility restoration and lease costs with the landlord of the Bedford facility. The costs incurred for the three and nine months ended September 30, 2011 and 2010 were primarily included in our professional diagnostics business segment.
     In addition to the restructuring charges discussed above, certain charges associated with the Bedford facility closure were borne by SPD, our 50/50 joint venture with the Procter & Gamble Company, or P&G. Of the restructuring charges recorded by SPD, 50% has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations. The following table summarizes the 50% portion of the restructuring charges borne by SPD and included in equity earnings of unconsolidated entities, net of tax, for the three and nine months ended September 30, 2011 and 2010, respectively, and since inception (in thousands):

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Since
	2011	2010	2011	2010	Inception

Severance-related costs	$—	$99	$30	$734	$5,720
Facility and transition costs	199	1,448	433	2,249	5,341
Other exit costs	—	106	—	144	283

Cash charges	199	1,653	463	3,127	11,344
Fixed asset and inventory impairments	—	75	71	64	4,635

Total charges included in equity earnings of unconsolidated entities, net of tax	$199	$1,728	$534	$3,191	$15,979

     We do not anticipate incurring significant additional restructuring charges under this plan.
     Additionally, in 2008, management developed and initiated plans to transition the businesses of Cholestech and HemoSense, Inc., or HemoSense, to our San Diego, California facility and the Panbio business to our Orlando, Florida facility and close the respective facilities of Cholestech and HemoSense. Restructuring charges under these plans related to our professional diagnostics business segment. The following table summarizes the restructuring activities for these plans for the three and nine months ended September 30, 2011 and 2010, respectively, and since inception (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Since
	2011	2010	2011	2010	Inception
Severance-related costs	$—	$(103)	$—	$158	$4,505
Facility and transition costs	26	55	101	1,341	4,616
Other exit costs	22	43	68	65	546

Cash charges (recoveries)	48	(5)	169	1,564	9,667
Fixed asset and inventory impairments	—	73	—	788	5,011

Total charges	$48	$68	$169	$2,352	$14,678

     We do not anticipate incurring significant additional restructuring charges under these plans.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     (e) Restructuring Reserves
     The following table summarizes our restructuring reserves related to the plans described above, of which $4.1 million is included in accrued expenses and other current liabilities and $2.5 million is included in other long-term liabilities on our consolidated balance sheets (in thousands):

	Severance-	Facility and
	related	Transition	Other Exit
	Costs	Costs	Costs	Total

2011 Plans:
Balance, December 31, 2010	$—	$—	$—	$—
Cash charges	9,113	4,402	58	13,573
Payments	(7,306)	(1,276)	(4)	(8,586)
Currency adjustments	(124)	(10)	—	(134)

Balance, September 30, 2011	1,683	3,116	54	4,853

2010 Plans:
Balance, December 31, 2010	1,607	1,543	156	3,306
Cash charges	74	181	80	335
Payments	(1,679)	(772)	(91)	(2,542)
Currency adjustments	(2)	4	(1)	1

Balance, September 30, 2011	—	956	144	1,100

2008 Plans:
Balance, December 31, 2010	380	2,715	3,302	6,397
Cash charges	(103)	687	68	652
Cash charges borne by SPD	59	866	—	925
Payments	(262)	(4,049)	(3,030)	(7,341)
Currency adjustments	(7)	(21)	22	(6)

Balance, September 30, 2011	67	198	362	627

Total	$1,750	$4,270	$560	$6,580

(10)	Long-term Debt
     We had the following long-term debt balances outstanding (in thousands):

	September 30, 2011	December 31, 2010
A term loans	$625,000	$—
B term loans	925,000	—
Revolving line of credit	100,000	—
Delayed-draw term loans	200,000	—
First Lien Credit Agreement — Term loans	—	941,250
Second Lien Credit Agreement	—	250,000
3% Senior subordinated convertible notes	150,000	150,000
9% Senior subordinated notes	390,833	389,686
7.875% Senior notes	245,399	244,756
8.625% Senior subordinated notes	400,000	400,000
Lines-of-credit	6,793	4,405
Other	20,998	15,360

	3,064,023	2,395,457
Less: Current portion	(45,421)	(16,891)

	$3,018,602	$2,378,566

     In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our consolidated statements of

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
operations for the three and nine months ended September 30, 2011 and 2010, respectively, as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011		2010	2011		2010
Secured credit facility(1)	$21,160	(1)	$—	$21,380	(1)	$—
Former secured credit facility(2)	(279)		15,818	53,978	(3)	47,314
3% Senior subordinated convertible notes	1,246		1,205	3,742		3,696
9% Senior subordinated notes	9,751		9,914	29,219		29,417
7.875% Senior notes	5,378		5,462	16,112		16,030
8.625% Senior subordinated notes	8,909		972	26,736		972

	$46,165		$33,371	$151,167		$97,429

(1)	Includes “A” term loans, “B” term loans, revolving line of credit and delayed-draw term loans. Amount includes $1.3 million and $1.5 million during the three and nine months ended September 30, 2011, respectively, related to the amortization of fees paid for certain debt modifications.

(2)	Includes First Lien Credit Agreement and Second Lien Credit Agreement.

(3)	Amount includes approximately $29.7 million recorded in connection with the termination of our former secured credit facility and related interest rate swap agreement.
     (a) Credit Agreement
     On June 30, 2011, we entered into a Credit Agreement, or secured credit facility, with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and, along with certain of our subsidiaries, a related guaranty and security agreement. The secured credit facility provides for a total of $2.1 billion, which consists of term loans in the aggregate amount of $1.85 billion (consisting of “A” term loans in the aggregate principal amount of $625.0 million, “B” term loans in the aggregate principal amount of $925.0 million, and delayed-draw term loans in the aggregate principal amount of $300.0 million) and, subject to our continued compliance with the secured credit facility, a $250.0 million revolving line of credit (which revolving line of credit includes a $50.0 million sublimit for the issuance of letters of credit). We must repay the “A” term loans in eighteen consecutive quarterly installments, beginning on December 31, 2011 and continuing through March 31, 2016, in the amount of $7,812,500 each, and a final installment on June 30, 2016, in the amount of $484,375,000. We must repay the “B” term loans in twenty-two consecutive quarterly installments, beginning on December 31, 2011 and continuing through March 31, 2017, in the amount of $2,312,500 each, and a final installment on June 30, 2017, in the amount of $874,125,000. We must repay the delayed-draw term loans in fifteen consecutive quarterly installments, beginning on September 30, 2012 and continuing through March 31, 2016, each in the amount of 1.25% of the aggregate principal amount of the delayed-draw term loans that are borrowed through June 30, 2012 and remain outstanding on that date, and a final installment on June 30, 2016, in the amount of 81.25% of such aggregate principal amount. We may repay any future borrowings under the secured credit facility revolving line of credit at any time (without premium or penalty), but in no event later than June 30, 2016. The “A” term loans, any delayed draw term loans and our borrowings under the revolving credit facility bear interest at a rate per annum of, at our option, either (i) the Base Rate, as defined in the Credit Agreement, plus an applicable margin, which varies between 1.75% and 2.50% depending on our consolidated secured leverage ratio, or (ii) the Eurodollar Rate, as defined in the Credit Agreement, plus an applicable margin, which varies between 2.75% and 3.50% depending on our consolidated secured leverage ratio. The “B” term loans bear interest at a rate per annum of, at our option, either (i) the Base Rate, as defined in the Credit Agreement, plus an applicable margin, which varies between 2.50% and 3.25% depending on our consolidated secured leverage ratio, or (ii) the Eurodollar Rate, as defined in the Credit Agreement, plus an applicable margin, which varies between 3.50% and 4.25% depending on our consolidated secured leverage ratio. Interest on “B” term loans based on the Eurodollar Rate is subject to a 1.00% floor. As of September 30, 2011, the “A” term loans, the “B” term loans, the revolving line of credit and the delayed-draw term loans bore interest at 2.98%, 4.5%, 2.98% and 2.98%, respectively.
     As of September 30, 2011, aggregate borrowings under the secured credit facility amounted to $1.85 billion, consisting of “A” term loans in the aggregate principal amount of $625.0 million, “B” term loans in the aggregate principal amount of $925.0 million, borrowing under the revolving line of credit totaling $100.0 million and borrowing under the delayed-draw term loans in the aggregate principal amount of $200.0 million. As of September 30, 2011, we were in compliance with all debt covenants related to the above debt, which consisted principally of maximum consolidated secured leverage and minimum consolidated interest coverage requirements.
     (b) First Lien Credit Agreement and Second Lien Credit Agreement
     In connection with entering into the secured credit facility on June 30, 2011, we repaid in full all outstanding indebtedness under and terminated our First Lien Credit Agreement, or senior secured credit facility, and our Second Lien Credit Agreement, or junior secured credit facility (and, collectively with the senior secured credit facility, our former secured credit facility), each dated June 26, 2007, with certain lenders, General Electric Capital Corporation as

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
administrative agent and collateral agent, and certain other agents and arrangers, and certain related guaranty and security agreements. The aggregate outstanding principal amount of the loans repaid under our former secured credit facility in connection with the termination thereof was approximately $1.2 billion.
     In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that had a total notional value of $350.0 million and an original maturity date of September 28, 2010. These interest rate swap contracts paid us variable interest at the three-month LIBOR rate, and we paid the counterparties a fixed rate of 4.85%. In March 2009, we extended our August 2007 interest rate hedge for an additional two-year period commencing in September 2010 at a one-month LIBOR rate of 2.54%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loans under the former secured credit facility into fixed rate debt. In connection with entering into the secured credit facility on June 30, 2011, we paid $10.1 million to terminate these interest rate swap contracts which was recorded in interest expense, including amortization of original issue discounts and deferred financing costs in our consolidated statements of operations.
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
     The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on/in our accompanying consolidated balance sheets and consolidated statements of operations (in thousands):

		Fair Value at	Fair Value at
Derivative Instruments	Balance Sheet Caption	September 30, 2011	December 31, 2010
Foreign exchange forward contract	Accrued expenses and other current liabilities	$80	$—

Interest rate swap contracts(1)	Accrued expenses and other current liabilities	$—	$26

Interest rate swap contracts(1)	Other long-term liabilities	$—	$11,954

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

		Amount of	Amount of
		Loss Recognized	Gain Recognized
		During the Three	During the Three
		Months Ended	Months Ended
Derivative Instruments	Location of Gain (Loss) Recognized in Income	September 30, 2011	September 30, 2010
Foreign exchange forward contract	Other comprehensive income (loss)	$(88)	$—
Interest rate swap contracts(1)	Other comprehensive income (loss)	—	1,115

Total gain (loss)	Other comprehensive income (loss)	$(88)	$1,115

		Amount of Gain	Amount of
		(Loss) Recognized	Gain Recognized
		During the Nine	During the Nine
		Months Ended	Months Ended
Derivative Instruments	Location of Gain (Loss) Recognized in Income	September 30, 2011	September 30, 2010
Foreign exchange forward contract	Other comprehensive income (loss)	$(80)	$—
Interest rate swap contracts(1)	Other comprehensive income (loss)	1,841	388

Total gain	Other comprehensive income (loss)	$1,761	$388

(1)	See Note 10(b) regarding our interest rate swaps which qualify as cash flow hedges.
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
     The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Quoted Prices in	Significant Other
	September 30,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$3,106	$3,106	$—	$—

Total assets	$3,106	$3,106	$—	$—

Liabilities:
Foreign exchange forward contract (1)	$80	$—	$80	$—
Contingent consideration obligations (2)	127,280	—	—	127,280

Total liabilities	$127,360	$—	$80	$127,280

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)

		Quoted Prices in	Significant Other
	December 31,	Active Markets	Observable Inputs	Unobservable Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$11,948	$11,948	$—	$—

Total assets	$11,948	$11,948	$—	$—

Liabilities:
Interest rate swap liability (3)	$11,980	$—	$11,980	$—
Contingent consideration obligations (2)	132,879	—	—	132,879

Total liabilities	$144,859	$—	$11,980	$132,879

(1)	The fair value of the foreign exchange forward contract was measured using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates.

(2)	The fair value measurements for our contingent consideration obligations relate to acquisitions completed after January 1, 2009 and are valued using Level 3 inputs. We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations. See Note 16 for additional information on the valuation of our contingent consideration obligations.

(3)	The fair value of our interest rate swaps is based on the application of standard discounted cash flow models using market interest rate data.
     Changes in the fair value of our Level 3 contingent consideration obligations during the nine months ended September 30, 2011 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2011	$132,879
Acquisition date fair value of contingent consideration obligations recorded	29,785
Payments	(25,305)
Present value accretion	10,153
Adjustments, net (income) expense	(20,232)

Fair value of contingent consideration obligations, September 30, 2011	$127,280

     At September 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.
     The carrying amount and estimated fair value of our long-term debt were $3.1 billion and 2.9 billion, respectively, at September 30, 2011. The carrying amount and estimated fair value of our long-term debt were both $2.4 billion at December 31, 2010. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.
(13) Defined Benefit Pension Plan
     Our subsidiary Unipath Ltd., in England, has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$—	$—	$—	$—
Interest cost	203	158	610	469
Expected return on plan assets	(156)	(110)	(468)	(327)
Amortization of prior service costs	106	—	320	—
Realized losses	—	—	—	—

Net periodic benefit cost	$153	$48	$462	$142

ALERE INC. AND SUBSIDIARIES
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
     We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

				Corporate
	Professional	Health	Consumer	and
	Diagnostics	Management	Diagnostics	Other	Total
Three Months Ended September 30, 2011:
Net revenue	$429,952	$129,931	$25,886	$—	$585,769
Operating income (loss)	$64,893	$(12,565)	$3,844	$(11,253)	$44,919
Depreciation and amortization	$63,053	$26,228	$1,428	$208	$90,917
Restructuring charge	$2,587	$530	$(57)	$69	$3,129
Stock-based compensation	$—	$—	$—	$4,286	$4,286
Three Months Ended September 30, 2010:
Net revenue	$363,519	$152,894	$22,266	$—	$538,679
Operating income (loss)	$50,902	$74	$1,584	$(21,185)	$31,375
Depreciation and amortization	$61,328	$29,907	$960	$157	$92,352
Restructuring charge	$13	$123	$(7)	$—	$129
Stock-based compensation	$—	$—	$—	$7,263	$7,263
Nine Months Ended September 30, 2011:
Net revenue	$1,254,838	$408,566	$72,014	$—	$1,735,418
Operating income (loss)	$174,459	$(39,652)	$9,107	$(51,936)	$91,978
Depreciation and amortization	$200,645	$81,871	$4,007	$510	$287,033
Restructuring charge	$7,445	$11,119	$(57)	$1,119	$19,626
Stock-based compensation	$—	$—	$—	$16,275	$16,275
Nine Months Ended September 30, 2010:
Net revenue	$1,053,423	$451,182	$72,288	$—	$1,576,893
Operating income (loss)	$135,333	$(8,180)	$5,421	$(50,431)	$82,143
Depreciation and amortization	$181,487	$89,955	$3,583	$482	$275,507
Restructuring charge	$7,128	$6,176	$45	$—	$13,349
Stock-based compensation	$—	$—	$—	$22,947	$22,947
Assets:
As of September 30, 2011	$5,386,036	$967,611	$208,255	$139,712	$6,701,614
As of December 31, 2010	$4,913,491	$1,011,183	$207,795	$197,905	$6,330,374
     The following tables summarize the Company’s net revenue from the professional diagnostics and health management reporting segments by groups of similar products and services for the three and nine months ended September 30, 2011 and 2010 (in thousands):
Professional Diagnostics Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Infectious disease	$142,639	$106,633	$405,559	$303,236
Cardiology	127,943	120,061	390,652	360,773
Toxicology	93,497	77,413	267,834	220,600
Other	62,172	55,374	176,206	154,706

Net product sales and services revenue	426,251	359,481	1,240,251	1,039,315
License and royalty revenue	3,701	4,038	14,587	14,108

Professional diagnostics net revenue	$429,952	$363,519	$1,254,838	$1,053,423

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
Health Management Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Disease and case management	$59,441	$73,137	$182,118	$214,039
Women’s & children’s health	28,509	31,814	85,550	95,957
Wellness	24,427	25,444	80,369	75,883
Patient self-testing services	17,554	22,499	60,529	65,303

Health management net revenue	$129,931	$152,894	$408,566	$451,182

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
     We had a net receivable from the joint venture of $15.7 million and a net payable to the joint venture of $2.8 million as of September 30, 2011 and December 31, 2010, respectively. Included in the $15.7 million receivable balance as of September 30, 2011 is approximately $8.6 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $15.6 million and $23.9 million as of September 30, 2011 and December 31, 2010, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $7.3 million and $7.8 million as of September 30, 2011 and December 31, 2010, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $19.4 million and $52.0 million during the three and nine months ended September 30, 2011, respectively, and $14.7 million and $49.4 million during the three and nine months ended September 30, 2010, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.2 million and $0.8 million during the three and nine months ended September 30, 2011, respectively, and $0.4 million and $0.9 million during the three and nine months ended September 30, 2010, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.
     Under the terms of our product supply agreement, the joint venture purchases products from our manufacturing facilities in the U.K. and China. The joint venture in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America.
     As a result of these related transactions, we have recorded $9.7 million and $7.0 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively, and $23.4 million and $20.5 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively.
     In connection with the formation of SPD in May 2007, we entered into an option agreement with P&G, pursuant to which P&G had the right, for a period of 60 days commencing on May 17, 2011, to require us to acquire all of P&G’s interest in SPD at fair market value, and P&G had the right, upon certain material breaches by us of our obligations to SPD, to acquire all of our interest in SPD at fair market value. No gain on the proceeds that we received from P&G through the formation of SPD was recognized in our financial statements until P&G’s option to require us to purchase its interest in SPD expired. As of December 31, 2010, the deferred gain of $288.4 million is presented as a current liability on our accompanying consolidated balance sheet. On July 16, 2011, P&G’s option to require us to acquire its interest in SPD at fair market value expired. In connection with the expiration of the option, the gain totaling approximately $288.9 million was recognized during the third quarter of 2011.
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
     (b) Acquisition-related Contingent Consideration Obligations

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     The following summarizes our principal contractual acquisition-related contingent consideration obligations as of September 30, 2011 that have changed significantly since December 31, 2010. Other acquisition-related contingent consideration obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, but omitted below, represent those that have not changed significantly since that date.
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
•	Colibri
     With respect to Colibri, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain operational and EBITDA targets during the calendar years 2011 through 2012. The maximum amount of the earn-out payments is SEK 3.0 million (approximately $0.4 million at September 30, 2011).
•	Alere Wellbeing
     With respect to Free & Clear, now known as Alere Wellbeing, Inc., or Alere Wellbeing, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during fiscal year 2010. A payment of approximately $11.5 million was made during the second quarter of 2011, which was previously accrued.
•	Alere Healthcare
     With respect to Jinsung Meditech, Inc., now known as Alere Healthcare Inc., or Alere Healthcare, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the calendar years 2010 through 2012. The 2010 portion of the earn-out totaling approximately $0.6 million was earned and accrued as of December 31, 2010. Payment of the 2010 earn-out was made during the third quarter of 2011. The maximum remaining amount of the earn-out payments is approximately $2.4 million.
•	LDS
     With respect to LDS, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the twelve-month periods ending June 30, 2012 and 2013. The maximum amount of the earn-out payments is $20.0 million.
•	Mologic
     With respect to Mologic Limited, or Mologic, the terms of the acquisition agreement require us to pay earn-outs, in shares of our common stock or cash, at our election, upon successfully meeting nine research and development project milestones during the five years following the acquisition. A portion of the earn-out was determined to have been achieved during the third quarter of

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
2011, resulting in an accrual of $3.0 million. Payment of this portion of the earn-out was made in cash during the fourth quarter of 2011. The maximum remaining amount of the earn-out payments is $16.0 million.
•	Alere Home Monitoring
     With respect to Alere Home Monitoring, Inc., or Alere Home Monitoring, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2010 and 2011. Cash payment for the 2010 portion of the earn-out totaling $12.7 million was paid during the first quarter of 2011. The maximum remaining amount of the earn-out payments is $12.3 million, which, if earned, will be paid in shares of our common stock.
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
•	ROAR
     With respect to ROAR, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain EBITDA targets during 2011 through 2014. The maximum amount of the earn-out payments is £10.5 million (approximately $16.4 million at September 30, 2011).
     (c) Contingent Obligations
•	Agreements with Epocal
     In November 2009, we entered into a distribution agreement with Epocal, Inc., or Epocal, to distribute the epoc® Blood Analysis System for blood gas and electrolyte testing for $20.0 million, which is recorded on our accompanying consolidated balance sheet in other intangible assets, net. We also entered into a definitive agreement to acquire all of the issued and outstanding equity securities of Epocal for a total potential purchase price of up to $255.0 million, including a base purchase price of up to $172.5 million if Epocal achieves certain gross margin and other financial milestones on or prior to October 31, 2014, plus additional payments of up to $82.5 million if Epocal achieves certain other milestones relating to its gross margin and product development efforts on or prior to this date. The agreement contains a working capital adjustment whereby the purchase price is increased or decreased to the extent that Epocal’s working capital at closing is more or less than a specified amount. We also agreed that, if the acquisition is consummated, we will provide $12.5 million in management incentive arrangements, 25% of which will vest over three years and 75% of which will be payable only upon the achievement of certain milestones. The acquisition will also be subject to other closing conditions, including the receipt of any required antitrust or other approvals. In April 2011, we entered into a license agreement with Epocal and amended some of the terms of the definitive agreement to acquire Epocal. The license agreement provides Alere with royalty-free access to certain Epocal intellectual property for use in Alere home-use products and provided for an upfront license payment of $18.0 million, which was paid in 2011. The amendment of the definitive agreement increased the working capital target by $18.0 million, which may have the effect of reducing the purchase price of the acquisition. The amendment of the agreement also added an additional potential milestone payment of $8.0 million. As a result, the maximum purchase price under the acquisition agreement increased to $263.0 million.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
•	Standing Stone
     The terms of the acquisition agreement require us to purchase the remaining 19.08% of the issued and outstanding capital stock of Standing Stone, the holders of which are officers and employees of Standing Stone, in May 2012 for an aggregate purchase price of approximately $2.6 million. The redeemable non-controlling interest was recorded at its fair value of $2.5 million, as of the consummation of the transaction on May 16, 2011. The fair value of the redeemable non-controlling interest was determined using both a market approach and an income approach which utilizes a discounted cash flow model, including assumptions of projected revenue, expenses, capital expenditures, other costs and a discount rate appropriate for the risk of achieving the projected cash flows.
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
(18) Equity Investments
     We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:
     (a) Axis-Shield
     During the third quarter of 2011, we acquired, in various transactions, approximately 15.0 million shares of Axis-Shield, a U.K. publicly traded company focused on the development and manufacture of in vitro diagnostic tests for use in clinical laboratories and at the point of care. Our investment represents a 29.9% ownership interest in Axis-Shield as of September 30, 2011. Our equity earnings attributable to this investment for the third quarter were immaterial. In addition, as of October 28, 2011, we have received valid acceptances in connection with our publicly announced tender offer for shares representing approximately 61.3% of the issued share capital of Axis-Shield which, in addition to the shares we owned as of September 30, 2011, bring our total shares owned or validly tendered to 91.2%. During the fourth quarter of 2011, we expect to consummate our acquisition of these tendered shares and commence a process under U.K. law to acquire the remainder of the outstanding shares.
     (b) SPD
     In May 2007, we completed the formation of SPD, our 50/50 joint venture with P&G, for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostics business related to the joint venture. We recorded earnings of $3.6 million and $3.0 million during the three and nine months ended September 30, 2011, respectively, and we recorded losses of $0.4 million and earnings of $6.8 million during the three and nine months ended September 30, 2010, respectively, in equity earnings (losses) of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net income (losses) for the respective periods.

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     (c) TechLab
     In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic associated diarrhea and parasitology. We recorded earnings of $0.3 million and $1.5 million during the three and nine months ended September 30, 2011, respectively, and we recorded earnings of $0.4 million and $1.4 million during the three and nine months ended September 30, 2010, respectively, in equity earnings (losses) of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.
     Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):
Combined Condensed Results of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$61,538	$54,014	$178,180	$168,876

Gross profit	$38,294	$31,182	$110,659	$101,024

Net income (loss) after taxes	$7,858	$(281)	$9,142	$16,393

Combined Condensed Balance Sheets:

	September 30, 2011	December 31, 2010
Current assets	$105,018	$93,250
Non-current assets	28,933	25,965

Total assets	$133,951	$119,215

Current liabilities	$57,726	$62,788
Non-current liabilities	6,116	2,091

Total liabilities	$63,842	$64,879

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

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Net revenue	$—	$4,362

Income (loss) from discontinued operations before income taxes	$(40)	$19,227
Provision (benefit) for income taxes	(42)	7,314

Income from discontinued operations, net of taxes	$2	$11,913

(20) Guarantor Financial Information
     Our 9% senior subordinated notes due 2016, our 7.875% senior notes due 2016, and our 8.625% senior subordinated notes due 2018 are guaranteed by certain of our consolidated wholly-owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of September 30, 2011 and December 31, 2010, the statements of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010 for the Company, the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
the Company and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.
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

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2011
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$227,479	$224,801	$(34,026)	$418,254
Services revenue	—	144,641	17,625	—	162,266

Net product sales and services revenue	—	372,120	242,426	(34,026)	580,520
License and royalty revenue	—	1,728	4,475	(954)	5,249

Net revenue	—	373,848	246,901	(34,980)	585,769

Cost of net product sales	1,097	100,514	127,086	(34,798)	193,899
Cost of services revenue	—	77,828	6,349	—	84,177

Cost of net product sales and services revenue	1,097	178,342	133,435	(34,798)	278,076
Cost of license and royalty revenue	—	—	2,685	(954)	1,731

Cost of net revenue	1,097	178,342	136,120	(35,752)	279,807

Gross profit (loss)	(1,097)	195,506	110,781	772	305,962

Operating expenses:
Research and development	5,063	16,195	13,514	—	34,772
Sales and marketing	1,973	78,667	53,736	—	134,376
General and administrative	7,424	52,300	32,171	—	91,895

Total operating expenses	14,460	147,162	99,421	—	261,043

Operating income (loss)	(15,557)	48,344	11,360	772	44,919
Interest expense, including amortization of original issue discounts and deferred financing costs	(46,857)	(13,418)	(4,240)	17,188	(47,327)
Other income (expense), net	4,055	14,889	(10,006)	(17,188)	(8,250)
Gain on sale of joint venture interest	16,309	—	272,587	—	288,896

Income (loss) from continuing operations before provision (benefit) for income taxes	(42,050)	49,815	269,701	772	278,238
Provision (benefit) for income taxes	(2,010)	19,156	25,475	31	42,652

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(40,040)	30,659	244,226	741	235,586
Equity in earnings (losses) of subsidiaries, net of tax	279,392	(24)	—	(279,368)	—
Equity earnings of unconsolidated entities, net of tax	352	—	3,772	(6)	4,118

Net income	239,704	30,635	247,998	(278,633)	239,704
Less: Net income attributable to non-controlling interests	—	—	138	—	138

Net income attributable to Alere Inc. and Subsidiaries	239,704	30,635	247,860	(278,633)	239,566
Preferred stock dividends	(5,358)	—	—	—	(5,358)

Net income available to common stockholders	$234,346	$30,635	$247,860	$(278,633)	$234,208

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2010
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$206,790	$183,080	$(26,437)	$363,433
Services revenue	—	156,956	14,167	—	171,123

Net product sales and services revenue	—	363,746	197,247	(26,437)	534,556
License and royalty revenue	—	2,378	3,199	(1,454)	4,123

Net revenue	—	366,124	200,446	(27,891)	538,679

Cost of net product sales	141	98,140	98,149	(25,881)	170,549
Cost of services revenue	—	76,288	4,494	—	80,782

Cost of net product sales and services revenue	141	174,428	102,643	(25,881)	251,331
Cost of license and royalty revenue	—	36	3,220	(1,454)	1,802

Cost of net revenue	141	174,464	105,863	(27,335)	253,133

Gross profit (loss)	(141)	191,660	94,583	(556)	285,546

Operating expenses:
Research and development	5,335	15,538	11,561	—	32,434
Sales and marketing	1,126	80,003	44,477	—	125,606
General and administrative	14,307	58,404	23,420	—	96,131

Total operating expenses	20,768	153,945	79,458	—	254,171

Operating income (loss)	(20,909)	37,715	15,125	(556)	31,375
Interest expense, including amortization of original issue discounts and deferred financing costs	(17,964)	(34,608)	(1,900)	20,292	(34,180)
Other income (expense), net	747	18,856	8,214	(20,292)	7,525

Income (loss) from continuing operations before provision (benefit) for income taxes	(38,126)	21,963	21,439	(556)	4,720
Provision (benefit) for income taxes	5,093	(3,020)	(2,140)	(100)	(167)

Income (loss) from continuing operations before equity earnings (losses) of unconsolidated entities, net of tax	(43,219)	24,983	23,579	(456)	4,887
Equity in earnings of subsidiaries, net of tax	47,564	2,024	—	(49,588)	—
Equity earnings (losses) of unconsolidated entities, net of tax	494	—	(341)	(215)	(62)

Income from continuing operations	4,839	27,007	23,238	(50,259)	4,825
Income (loss) from discontinued operations, net of tax	(12)	(1,076)	1,090	—	2

Net income	4,827	25,931	24,328	(50,259)	4,827
Less: Net income attributable to non-controlling interests	—	—	1,494	—	1,494

Net income attributable to Alere Inc. and Subsidiaries	4,827	25,931	22,834	(50,259)	3,333
Preferred stock dividends	(6,147)	—	—	—	(6,147)

Net income (loss) available to common stockholders	$(1,320)	$25,931	$22,834	$(50,259)	$(2,814)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2011
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$681,711	$639,574	$(96,983)	$1,224,302
Services revenue	—	443,173	50,220	—	493,393

Net product sales and services revenue	—	1,124,884	689,794	(96,983)	1,717,695
License and royalty revenue	—	6,948	15,028	(4,253)	17,723

Net revenue	—	1,131,832	704,822	(101,236)	1,735,418

Cost of net product sales	2,526	308,920	359,500	(97,027)	573,919
Cost of services revenue	—	232,463	18,925	—	251,388

Cost of net product sales and services revenue	2,526	541,383	378,425	(97,027)	825,307
Cost of license and royalty revenue	—	—	9,467	(4,253)	5,214

Cost of net revenue	2,526	541,383	387,892	(101,280)	830,521

Gross profit (loss)	(2,526)	590,449	316,930	44	904,897

Operating expenses:
Research and development	15,041	49,865	47,756	—	112,662
Sales and marketing	2,922	245,481	159,570	—	407,973
General and administrative	35,797	172,127	84,360	—	292,284

Total operating expenses	53,760	467,473	291,686	—	812,919

Operating income (loss)	(56,286)	122,976	25,244	44	91,978
Interest expense, including amortization of original issue discounts and deferred financing costs	(108,308)	(88,472)	(12,472)	55,058	(154,194)
Other income (expense), net	9,761	41,377	(1,557)	(55,058)	(5,477)
Gain on sale of joint venture interest	16,309	—	272,587	—	288,896

Income (loss) from continuing operations before provision (benefit) for income taxes	(138,524)	75,881	283,802	44	221,203
Provision (benefit) for income taxes	(67,593)	33,211	30,062	(94)	(4,414)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(70,931)	42,670	253,740	138	225,617
Equity in earnings of subsidiaries, net of tax	299,961	631	—	(300,592)	—
Equity earnings of unconsolidated entities, net of tax	1,509	—	3,420	(7)	4,922

Net income	230,539	43,301	257,160	(300,461)	230,539
Less: Net income attributable to non-controlling interests	—	—	160	—	160

Net income attributable to Alere Inc. and Subsidiaries	230,539	43,301	257,000	(300,461)	230,379
Preferred stock dividends	(16,682)	—	—	—	(16,682)
Preferred stock repurchase	23,936	—	—	—	23,936

Net income available to common stockholders	$237,793	$43,301	$257,000	$(300,461)	$237,633

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2010
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$610,847	$533,980	$(81,278)	$1,063,549
Services revenue	—	457,695	39,597	—	497,292

Net product sales and services revenue	—	1,068,542	573,577	(81,278)	1,560,841
License and royalty revenue	—	6,702	13,296	(3,946)	16,052

Net revenue	—	1,075,244	586,873	(85,224)	1,576,893

Cost of net product sales	334	291,047	289,826	(80,217)	500,990
Cost of services revenue	—	223,752	15,239	—	238,991

Cost of net product sales and services revenue	334	514,799	305,065	(80,217)	739,981
Cost of license and royalty revenue	—	46	9,311	(3,946)	5,411

Cost of net revenue	334	514,845	314,376	(84,163)	745,392

Gross profit (loss)	(334)	560,399	272,497	(1,061)	831,501

Operating expenses:
Research and development	15,076	49,715	31,396	—	96,187
Sales and marketing	2,133	235,545	131,338	—	369,016
General and administrative	31,430	176,949	75,776	—	284,155

Total operating expenses	48,639	462,209	238,510	—	749,358

Operating income (loss)	(48,973)	98,190	33,987	(1,061)	82,143
Interest expense, including amortization of original issue discounts and deferred financing costs	(51,393)	(104,380)	(6,901)	61,753	(100,921)
Other income (expense), net	1,940	56,776	17,718	(61,753)	14,681

Income (loss) from continuing operations before provision (benefit) for income taxes	(98,426)	50,586	44,804	(1,061)	(4,097)
Provision (benefit) for income taxes	(22,526)	15,595	6,068	(101)	(964)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(75,900)	34,991	38,736	(960)	(3,133)
Equity in earnings of subsidiaries, net of tax	90,326	2,793	—	(93,119)	—
Equity earnings of unconsolidated entities, net of tax	1,465	—	6,900	(170)	8,195

Income from continuing operations	15,891	37,784	45,636	(94,249)	5,062
Income from discontinued operations, net of tax	1,084	9,764	1,090	(25)	11,913

Net income	16,975	47,548	46,726	(94,274)	16,975
Less: Net income attributable to non-controlling interests	—	—	1,167	—	1,167

Net income attributable to Alere Inc. and Subsidiaries	16,975	47,548	45,559	(94,274)	15,808
Preferred stock dividends	(18,001)	—	—	—	(18,001)

Net income (loss) available to common stockholders	$(1,026)	$47,548	$45,559	$(94,274)	$(2,193)

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
September 30, 2011
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$23,768	$75,985	$177,001	$—	$276,754
Restricted cash	—	1,580	347,971	—	349,551
Marketable securities	—	725	341	—	1,066
Accounts receivable, net of allowances	—	209,700	213,737	—	423,437
Inventories, net	—	125,764	155,258	(7,712)	273,310
Deferred tax assets	38,979	19,638	4,962	2,981	66,560
Receivable from joint venture, net	—	9,455	6,213	—	15,668
Prepaid expenses and other current assets	8,999	27,326	61,684	—	98,009
Intercompany receivables	823,849	445,219	12,988	(1,282,056)	—

Total current assets	895,595	915,392	980,155	(1,286,787)	1,504,355
Property, plant and equipment, net	2,719	264,347	152,999	(60)	420,005
Goodwill	—	1,905,411	989,500	(5,018)	2,889,893
Other intangible assets with indefinite lives	—	7,100	7,255	—	14,355
Finite-lived intangible assets, net	27,734	1,057,024	484,266	—	1,569,024
Deferred financing costs, net and other non-current assets	89,291	5,549	3,698	—	98,538
Receivable from joint venture, net of current portion	—	—	15,579	—	15,579
Investments in subsidiaries	3,732,100	21,982	28,285	(3,782,367)	—
Investments in unconsolidated entities	29,033	—	148,747	—	177,780
Marketable securities	2,040	—	—	—	2,040
Deferred tax assets	—	—	10,045	—	10,045
Intercompany notes receivable	1,442,367	(389,302)	—	(1,053,065)	—

Total assets	$6,220,879	$3,787,503	$2,820,529	$(6,127,297)	$6,701,614

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,500	$—	$4,921	$—	$45,421
Current portion of capital lease obligations	—	1,523	968	—	2,491
Short-term debt	6,147	—	—	—	6,147
Accounts payable	10,139	66,590	68,668	—	145,397
Accrued expenses and other current liabilities	(130,805)	333,464	206,230	2,294	411,183
Intercompany payables	416,030	95,542	770,483	(1,282,055)	—

Total current liabilities	342,011	497,119	1,051,270	(1,279,761)	610,639

Long-term liabilities:
Long-term debt, net of current portion	3,005,343	—	13,259	—	3,018,602
Capital lease obligations, net of current portion	—	1,892	442	—	2,334
Deferred tax liabilities	(16,964)	327,263	84,480	591	395,370
Other long-term liabilities	21,557	44,457	55,867	—	121,881
Intercompany notes payables	321,221	534,776	188,361	(1,044,358)	—

Total long-term liabilities	3,331,157	908,388	342,409	(1,043,767)	3,538,187

Redeemable non-controlling interest	—	—	2,502	—	2,502

Stockholders’ equity	2,547,711	2,381,996	1,421,773	(3,803,769)	2,547,711
Non-controlling interests	—	—	2,575	—	2,575

Total equity	2,547,711	2,381,996	1,424,348	(3,803,769)	2,550,286

Total liabilities and equity	$6,220,879	$3,787,503	$2,820,529	$(6,127,297)	$6,701,614

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$101,666	$114,307	$185,333	$—	$401,306
Restricted cash	—	1,739	842	—	2,581
Marketable securities	—	914	1,180	—	2,094
Accounts receivable, net of allowances	—	200,896	196,252	—	397,148
Inventories, net	—	126,297	139,147	(7,724)	257,720
Deferred tax assets	33,487	19,252	4,372	—	57,111
Income tax receivable	—	1,383	—	—	1,383
Prepaid expenses and other current assets	4,397	26,096	44,421	—	74,914
Intercompany receivables	624,399	437,206	9,843	(1,071,448)	—

Total current assets	763,949	928,090	581,390	(1,079,172)	1,194,257
Property, plant and equipment, net	1,343	251,562	137,738	(133)	390,510
Goodwill	—	1,899,801	936,517	(5,018)	2,831,300
Other intangible assets with indefinite lives	—	7,100	21,083	—	28,183
Finite-lived intangible assets, net	12,697	1,178,730	516,154	—	1,707,581
Deferred financing costs, net, and other non-current assets	25,216	27,523	4,790	—	57,529
Receivable from joint venture, net of current portion	—	—	23,872	—	23,872
Investments in subsidiaries	3,146,921	1,568	—	(3,148,489)	—
Investments in unconsolidated entities	9,659	—	52,897	—	62,556
Marketable securities	2,308	—	7,096	—	9,404
Deferred tax assets	—	—	25,182	—	25,182
Intercompany notes receivable	436,538	897,515	—	(1,334,053)	—

Total assets	$4,398,631	$5,191,889	$2,306,719	$(5,566,865)	$6,330,374

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$9,907	$6,984	$—	$16,891
Current portion of capital lease obligations	—	1,954	172	—	2,126
Accounts payable	6,938	62,067	57,839	—	126,844
Accrued expenses and other current liabilities	(23,731)	241,462	128,101	—	345,832
Payable to joint venture, net	—	(546)	3,333	—	2,787
Deferred gain on joint venture	16,309	—	272,069	—	288,378
Intercompany payables	411,629	83,188	577,000	(1,071,817)	—

Total current liabilities	411,145	398,032	1,045,498	(1,071,817)	782,858

Long-term liabilities:
Long-term debt, net of current portion	1,194,054	1,181,500	3,012	—	2,378,566
Capital lease obligations, net of current portion	—	1,267	135	—	1,402
Deferred tax liabilities	(40,284)	386,919	73,531	—	420,166
Other long-term liabilities	31,052	51,111	87,493	—	169,656
Intercompany notes payables	227,626	900,294	200,814	(1,328,734)	—

Total long-term liabilities	1,412,448	2,521,091	364,985	(1,328,734)	2,969,790

Stockholders’ equity	2,575,038	2,272,766	893,548	(3,166,314)	2,575,038
Non-controlling interests	—	—	2,688	—	2,688

Total equity	2,575,038	2,272,766	896,236	(3,166,314)	2,577,726

Total liabilities and equity	$4,398,631	$5,191,889	$2,306,719	$(5,566,865)	$6,330,374

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011
(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$230,539	$43,301	$257,160	$(300,461)	$230,539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(299,961)	(631)	—	300,592	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs .	8,630	23,678	418	—	32,726
Depreciation and amortization	2,650	191,197	93,487	(301)	287,033
Non-cash stock-based compensation expense	4,565	6,354	5,356	—	16,275
Impairment of inventory	—	172	273	—	445
Impairment of long-lived assets	2	1,331	341	—	1,674
Impairment of intangible assets	—	2,935	3	—	2,938
Gain on sale of joint venture interest	(16,309)	—	(272,587)	—	(288,896)
(Gain) loss on sale of fixed assets	75	1,132	(111)	—	1,096
Gain on sales of marketable securities	—	—	(376)	—	(376)
Equity earnings of unconsolidated entities, net of tax	(1,509)	—	(3,420)	7	(4,922)
Deferred income taxes	6,270	(45,374)	8,203	(98)	(30,999)
Other non-cash items	(2,774)	3,080	(8,421)	—	(8,115)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(8,061)	(22,771)	—	(30,832)
Inventories, net	—	437	(17,431)	(19)	(17,013)
Prepaid expenses and other current assets	(2,333)	763	(15,794)	—	(17,364)
Accounts payable	3,201	(29)	8,805	—	11,977
Accrued expenses and other current liabilities	(27,881)	73,020	19,335	2,295	66,769
Other non-current liabilities	(5,455)	2,995	(27,988)	—	(30,448)
Intercompany payable (receivable)	(1,393,133)	925,802	467,331	—	—

Net cash provided by (used in) operating activities	(1,493,423)	1,222,102	491,813	2,015	222,507

Cash Flows from Investing Activities:
Decrease (increase) in restricted cash	—	160	(347,130)	—	(346,970)
Purchases of property, plant and equipment	(1,148)	(48,335)	(45,431)	222	(94,692)
Proceeds from sale of property, plant and equipment	—	293	553	—	846
Proceeds from disposition of business	—	—	11,491	—	11,491
Cash paid for acquisitions, net of cash acquired	(39,007)	(5,400)	(82,674)	—	(127,081)
Proceeds from sales of marketable securities	268	190	7,934	—	8,392
Net cash received from equity method investments	(2,920)	—	(41,182)	—	(44,102)
Increase in other assets .	(31,824)	(15,878)	(5,133)	(3,053)	(55,888)

Net cash used in investing activities	(74,631)	(68,970)	(501,572)	(2,831)	(648,004)

Cash Flows from Financing Activities:
Cash paid for financing costs	(65,813)	(525)	—	—	(66,338)
Cash paid for contingent purchase price consideration	(25,305)	—	—	—	(25,305)
Proceeds from issuance of common stock, net of issuance costs .	24,159	—	—	—	24,159
Repurchase of preferred stock	(99,068)	—	—	—	(99,068)
Proceeds from long-term debt	1,750,000	937	1,771	—	1,752,708
Payments on long-term debt	—	(1,192,344)	(2,993)	—	(1,195,337)
Net proceeds under revolving credit facilities	100,000	—	4,808	—	104,808
Repurchase of common stock	(184,867)	—	—	—	(184,867)
Excess tax benefits on exercised stock options	1,403	429	351	—	2,183
Principal payments on capital lease obligations	—	(1,783)	(1,301)	—	(3,084)
Other	(10,251)	—	(200)	—	(10,451)

Net cash provided by (used in) financing activities	1,490,258	(1,193,286)	2,436	—	299,408

Foreign exchange effect on cash and cash equivalents	(102)	27	796	816	1,537

Net decrease in cash and cash equivalents	(77,898)	(40,127)	(6,527)	—	(124,552)
Cash and cash equivalents, beginning of period	101,666	116,112	183,528	—	401,306

Cash and cash equivalents, end of period	$23,768	$75,985	$177,001	$—	$276,754

ALERE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2010
(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$16,975	$47,548	$46,726	$(94,274)	$16,975
Income from discontinued operations, net of tax	1,084	9,764	1,090	(25)	11,913

Income from continuing operations	15,891	37,784	45,636	(94,249)	5,062
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(90,326)	(2,793)	—	93,119	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	4,532	4,704	1,048	—	10,284
Depreciation and amortization	766	198,975	78,264	(2,498)	275,507
Non-cash stock-based compensation expense	7,087	7,310	8,550	—	22,947
Impairment of inventory	—	136	576	—	712
Impairment of long-lived assets	—	651	(33)	—	618
Loss on sale of fixed assets	—	357	250	—	607
Equity earnings of unconsolidated entities, net of tax	(1,465)	—	(6,900)	170	(8,195)
Deferred income taxes	—	(24,393)	8,890	(17,753)	(33,256)
Other non-cash items	(4,666)	3,294	(6)	—	(1,378)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(4,473)	14,200	(12,280)	(2,553)
Inventories, net	—	(5,231)	(23,786)	(90)	(29,107)
Prepaid expenses and other current assets	2,295	(1,387)	(6,436)	12,280	6,752
Accounts payable	2,430	(905)	(20,948)	—	(19,423)
Accrued expenses and other current liabilities	(13,617)	42,437	(23,443)	17,744	23,121
Other non-current liabilities	(11,612)	198	(10,570)	—	(21,984)
Intercompany payable (receivable)	(168,016)	(81,959)	249,975	—	—

Net cash provided by (used in) continuing operations	(256,701)	174,705	315,267	(3,557)	229,714
Net cash used in discontinued operations	—	(390)	—	—	(390)

Net cash provided by (used in) operating activities	(256,701)	174,315	315,267	(3,557)	229,324

Cash Flows from Investing Activities:
Decrease (increase) in restricted cash	—	(296)	16	—	(280)
Purchases of property, plant and equipment	(71)	(46,129)	(25,814)	3,557	(68,457)
Proceeds from sale of property, plant and equipment	—	203	439	—	642
Cash paid for acquisitions, net of cash acquired	(192,975)	(34,276)	(238,332)	—	(465,583)
Increase in marketable securities	(12,619)	—	(5,268)	—	(17,887)
Net cash received from equity method investments	336	44	10,455	—	10,835
Increase in other assets	—	(406)	(1,311)	—	(1,717)

Net cash used in continuing operations	(205,329)	(80,860)	(259,815)	3,557	(542,447)
Net cash provided by discontinued operations	—	61,446	2,000	—	63,446

Net cash used in investing activities	(205,329)	(19,414)	(257,815)	3,557	(479,001)

Cash Flows from Financing Activities:
Cash paid for financing costs	(8,956)	(634)	—	—	(9,590)
Proceeds from issuance of common stock, net of issuance costs	17,839	—	—	—	17,839
Proceeds from issuance of long-term debt	400,000	—	—	—	400,000
Payments on long-term debt	—	(7,313)	—	—	(7,313)
Net payments under revolving credit facilities	—	(143,445)	(3,540)	—	(146,985)
Excess tax benefits on exercised stock options	177	264	859	—	1,300
Principal payments on capital lease obligations	—	(1,054)	(216)	—	(1,270)
Other	(108)	—	(401)	—	(509)

Net cash provided by (used in) financing activities	408,952	(152,182)	(3,298)	—	253,472

Foreign exchange effect on cash and cash equivalents	—	—	(8,987)	—	(8,987)

Net increase (decrease) in cash and cash equivalents	(53,078)	2,719	45,167	—	(5,192)
Cash and cash equivalents, beginning of period	293,328	83,411	116,034	—	492,773

Cash and cash equivalents, end of period	$240,250	$86,130	$161,201	$—	$487,581

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
     As a global, leading supplier of near-patient monitoring tools, as well as value-added healthcare services, we are well positioned to improve care and lower healthcare costs for both providers and patients. Our home coagulation monitoring business, which supports doctors’ and patients’ efforts to monitor warfarin therapy using our INRatio blood coagulation monitoring system, continues to represent an early example of this. We have also continued to introduce our new integrated health management technology platform, called Apollo, to our customers since its launch on January 1, 2010. Using a sophisticated data engine for acquiring and analyzing information, combined with a state-of-the-art touch engine for communicating with individuals and their health partners, we expect Apollo to benefit healthcare providers, health insurers and patients alike by enabling more efficient and effective health management programs.
     During the first nine months of 2011, we continued to grow through a number of small, but strategic, acquisitions. Subsequent to September 30, 2011, we made several additional acquisitions, including our acquisition of a majority of the outstanding shares of Axis-Shield plc, or Axis-Shield, an innovative Anglo-Norwegian developer and manufacturer of in vitro diagnostic tests. We have also continued laying the groundwork for future revenue and earnings growth by focusing our efforts on new product development and introductions. While year-to-date revenues remain slightly behind expectations, our important new products, including the epoc System, the Alere CD4 Analyzer and the Alere Heart Check System, have begun to penetrate the markets into which they have been launched, and we expect this trend to continue. We are also focused on expanding our global sales force. During the first nine months of 2011, we expanded our global sales force, and while the pace of this expansion slowed during the third quarter due to cost control measures necessitated by global economic uncertainty, we expect this initiative to continue during the fourth quarter of this year. We also continued to build awareness and acceptance for our two novel biomarkers, NGAL and placental growth factor, or PLGF.
     Our vision and strategy remain intact despite challenging economic conditions and a difficult environment faced by our health management business, particularly with the increasingly competitive environment, including the impact of health plans in-sourcing less differentiated services, such as disease management. Additionally, during the third quarter of 2011, state budgetary pressures continued to negatively impact smoking cessation revenues and we felt the final impact of Medicare reimbursement policy changes on our coagulation monitoring business; however, excluding these two businesses, health management revenues were stable compared to the prior quarter. Cost control measures put in place during the second quarter of 2011 have also helped us cope with difficult times, as we reduced our operating expenses, excluding research and development, from $235.2 million during the second quarter of 2011 to $226.3 million during the third quarter of 2011. In addition, during the third quarter of 2011, we launched our global principal operating company and shared service center, located in Galway, Ireland, and have begun the process of moving responsibility for our non-U.S. core diagnostic operations to Galway. Beginning in 2012, we expect that this initiative will provide benefits including higher customer service levels, higher operating efficiencies and improved control over our global operations.

Financial Highlights
•	Net revenue increased by $47.1 million, or 9%, to $585.8 million for the three months ended September 30, 2011, from $538.7 million for the three months ended September 30, 2010. Net revenue increased by $158.5 million, or 10%, to $1.7 billion for the nine months ended September 30, 2011, from $1.6 billion for the nine months ended September 30, 2010.

•	Gross profit increased by $20.4 million, or 7%, to $306.0 million for the three months ended September 30, 2011, from $285.5 million for the three months ended September 30, 2010. Gross profit increased by $73.4 million, or 9%, to $904.9 million for the nine months ended September 30, 2011, from $831.5 million for the nine months ended September 30, 2010.

•	For the three months ended September 30, 2011, we generated income from continuing operations attributable to Alere Inc. and Subsidiaries of $234.2 million, or $2.48 per diluted common share. For the three months ended September 30, 2010, we generated a loss from continuing operations attributable to Alere Inc. and Subsidiaries of $2.8 million, or $0.03 per common share. For the nine months ended September 30, 2011, we generated income from continuing operations attributable to Alere Inc. and Subsidiaries of $237.6 million, or $2.56 per diluted common share. For the nine months ended September 30, 2010, we generated a loss from continuing operations attributable to Alere Inc. and Subsidiaries of $14.1 million, or $0.17 per common share.

•	During the third quarter of 2011, the Procter & Gamble Company’s, or P&G’s, option to require us to acquire its interest in SPD at fair market value expired. In connection with the expiration of the option, we recognized a gain totaling approximately $288.9 million during the third quarter of 2011.

•	During the nine months ended September 30, 2011, we repurchased approximately $283.9 million of our outstanding securities, as described in more detail below.
Results of Operations
     The following discussions of our results of continuing operations exclude the results related to the vitamins and nutritional supplements business segment, which was previously presented as a separate operating segment prior to its divestiture in January 2010. The vitamins and nutritional supplements business segment has been segregated from continuing operations and is reflected as discontinued operations in our consolidated financial statements. See “Income from Discontinued Operations, Net of Tax” below. Results excluding the impact of currency translation are calculated on the basis of local currency results, using foreign currency exchange rates applicable to the earlier comparative period. We believe presenting information using the same foreign currency exchange rates helps investors isolate the impact of changes in those rates from other trends. Our results of operations were as follows:
     Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue increased by $46.0 million, or 9%, to $580.5 million for the three months ended September 30, 2011, from $534.6 million for the three months ended September 30, 2010. Excluding the impact of currency translation, net product sales and services revenue for the three months ended September 30, 2011 increased by $36.0 million, or 7%, compared to the three months ended September 30, 2010. Total net product sales and services revenue increased by $156.9 million, or 10%, to $1.7 billion for the nine months ended September 30, 2011, from $1.6 billion for the nine months ended September 30, 2010. Excluding the impact of currency translation, net product sales and services revenue for the nine months ended September 30, 2011 increased by $126.1 million, or

8%, compared to the nine months ended September 30, 2010. Net product sales and services revenue by business segment for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Professional diagnostics	$426,251	$359,481	19%	$1,240,251	$1,039,315	19%
Health management	129,931	152,894	(15)%	408,566	451,182	(9)%
Consumer diagnostics	24,338	22,181	10%	68,878	70,344	(2)%

Total net product sales and services revenue	$580,520	$534,556	9%	$1,717,695	$1,560,841	10%

Professional Diagnostics
     The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Infectious disease	$142,639	$106,633	34%	$405,559	$303,236	34%
Cardiology	127,943	120,061	7%	390,652	360,773	8%
Toxicology	93,497	77,413	21%	267,834	220,600	21%
Other	62,172	55,374	12%	176,206	154,706	14%

Professional diagnostics net product sales and services revenue	$426,251	$359,481	19%	$1,240,251	$1,039,315	19%

     Net product sales and services revenue from our professional diagnostics business segment increased by $66.8 million, or 19%, to $426.3 million for the three months ended September 30, 2011, from $359.5 million for the three months ended September 30, 2010. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $57.1 million, or 16%, comparing the three months ended September 30, 2011 to the three months ended September 30, 2010. Revenue increased partially as a result of our acquisitions, which contributed an aggregate $19.4 million of the non-currency-adjusted increase. Also contributing to the increase in net product sales and services revenue was an increase in North American flu-related net product sales during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Net product sales from our North American flu-related sales increased approximately $8.9 million, comparing the three months ended September 30, 2011 to the three months ended September 30, 2010, as a result of a more typical flu season in 2011 than the lower than normal flu levels observed in 2010. Excluding the impact of acquisitions and the increase in flu-related sales during the comparable periods, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was 9%.
     Within our professional diagnostics business segment, net product sales and services revenue for our infectious disease business increased by approximately $36.0 million, or 34%, to $142.6 million for the three months ended September 30, 2011, from $106.6 million for the three months ended September 30, 2010, driven by increased North American flu-related, HIV and malaria net product sales, coupled with the impact of two recent Brazilian acquisitions, which contributed approximately $8.9 million of the increase. Net product sales and services revenue for our cardiology business increased by approximately $7.9 million, or 7%, to $127.9 million for the three months ended September 30, 2011, from $120.1 million for the three months ended September 30, 2010, driven particularly by growth outside of the U.S. and in our domestic cholesterol and professional coagulation testing businesses, offsetting continued softness in domestic BNP net product sales, primarily related to issues with sales on the Beckman Coulter platform. Our toxicology business increased by approximately $16.1 million, or 21%, to $93.5 million for the three months ended September 30, 2011, from $77.4 million for the three months ended September 30, 2010, with our recent acquisitions of Capital Toxicology, LLC, or Capital Toxicology, and Diagnostixx of California, Corp. (d/b/a) Immunalysis Corporation, or Immunalysis, contributing $10.5 million of the increase.
     Net product sales and services revenue from our professional diagnostics business segment increased by $200.9 million, or 19%, to $1.2 billion for the nine months ended September 30, 2011, from $1.0 billion for the nine months ended September 30, 2010. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $171.1 million, or 16%, comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010. Revenue increased partially as a result of our acquisitions, which contributed an aggregate $71.0 million of the non-currency-adjusted increase. Also contributing to the increase in net product sales and services revenue was an increase in North American flu-related net product sales during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Net product sales from our North American flu-related sales increased approximately $27.8 million, comparing the nine months ended September 30, 2011 to the nine months ended September 30, 2010, as a result of a more typical flu season in 2011 than the lower than normal flu levels observed in 2010. Excluding the impact of acquisitions and the increase in flu-related sales during the comparable periods, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was 8%.
     Within our professional diagnostics business segment, net product sales and services revenue for our infectious disease business increased by approximately $102.3 million, or 34%, to $405.6 million for the nine months ended September 30, 2011, from $303.2 million for the nine months ended September 30, 2010, driven by increased North American flu-related, worldwide respiratory, HIV and malaria net product sales, coupled with the impact of two recent Brazilian acquisitions, which contributed approximately $23.4 million of the increase. Net product sales and services revenue for our cardiology business increased by approximately $29.9 million, or 8%, to $390.7 million for the nine months ended September 30, 2011, from $360.8 million for the nine months ended September 30, 2010, driven particularly by growth outside of the U.S. and in our domestic cholesterol and professional coagulation testing businesses, offsetting continued softness in domestic BNP net product sales, primarily related to issues with sales on the Beckman Coulter platform. Our toxicology business increased by approximately $47.2 million, or 22%, to $267.8 million for the nine months ended September 30, 2011, from $220.6 million for the nine months ended September 30, 2010, with our recent acquisitions of Kroll Laboratory Specialists, Inc., subsequently renamed Alere Toxicology, Capital Toxicology and Immunalysis contributing $36.2 million of the increase.

Health Management
     The following table summarizes our net product sales and services revenue from our health management business segment by groups of similar products and services for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Disease and case management	$59,441	$73,137	(19)%	$182,118	$214,039	(15)%
Women’s & children’s health	28,509	31,814	(10)%	85,550	95,957	(11)%
Wellness	24,427	25,444	(4)%	80,369	75,883	6%
Patient self-testing services	17,554	22,499	(22)%	60,529	65,303	(7)%

Health management net product sales and services revenue	$129,931	$152,894	(15)%	$408,566	$451,182	(9)%

     Our health management net product sales and services revenue decreased by $23.0 million, or 15%, to $129.9 million for the three months ended September 30, 2011, from $152.9 million for the three months ended September 30, 2010. Our health management net product sales and services revenue decreased by $42.6 million, or 9%, to $408.6 million for the nine months ended September 30, 2011, from $451.2 million for the nine months ended September 30, 2010. Net product sales and services revenue in our health management segment was adversely impacted by the increasingly competitive environment, including pricing pressures and the impact of health plans in-sourcing less differentiated services, such as disease management. Wellness net product sales and services revenue from our Alere Wellbeing business, formerly known as Free & Clear, has been negatively impacted as a result of the continuation of decreased funding under certain states’ quit line programs. Additionally, our patient self-testing services business was impacted by a reimbursement policy change from the Centers for Medicare and Medicaid Services. For the remainder of 2011, we expect our women’s and children’s health and wellness businesses to be adversely impacted by reductions to or delays in the implementation of certain state funded programs.
Consumer Diagnostics
     Net product sales and services revenue from our consumer diagnostics business segment increased by $2.2 million, or 10%, to $24.3 million for the three months ended September 30, 2011, from $22.2 million for the three months ended September 30, 2010. The increase was primarily driven by an increase of approximately $4.7 million of manufacturing revenue associated with our manufacturing agreement with SPD, our 50/50 joint venture with P&G, whereby we manufacture and sell consumer diagnostic products to SPD. Net product sales by SPD were $54.8 million during the three months ended September 30, 2011, as compared to $47.8 million during the three months ended September 30, 2010.
     Net product sales and services revenue from our consumer diagnostics business segment decreased by $1.5 million, or 2%, to $68.9 million for the nine months ended September 30, 2011, from $70.3 million for to the nine months ended September 30, 2010. The decrease was primarily driven by a decrease in our non-SPD related revenue. Net product sales by SPD were $160.0 million during the nine months ended September 30, 2011, as compared to $143.7 million during the nine months ended September 30, 2010.
     License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by approximately $1.1 million, or 27%, to $5.2 million for the three months ended September 30, 2011, from $4.1 million for the three months ended September 30, 2010. The increase in royalty revenue for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, is primarily a result of higher royalties earned under existing licensing agreements. License and royalty revenue increased by approximately $1.7 million, or 10%, to $17.7 million for the nine months ended September 30, 2011, from $16.1 million for the nine months ended September 30, 2010. The increase in license and royalty revenue for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, is almost entirely attributable to an increase in royalties earned on flu-related product sales under existing licensing agreements, reflecting a more typical flu season in 2011 than the low level of flu observed in 2010.
     Gross Profit and Margin. Gross profit increased by $20.4 million, or 7%, to $305.6 million for the three months ended September 30, 2011, from $285.5 million for the three months ended September 30, 2010. Gross profit increased by $73.4 million, or 9%, to $904.9 million for the nine months ended September 30, 2011, from $831.5 million for the nine months ended September 30, 2010. The increase in gross profit during the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, was largely attributed to the increase in net product sales and services revenue resulting from acquisitions and organic growth from our professional diagnostics business segment.
     Cost of net revenue included amortization expense of $14.0 million and $48.2 million for the three and nine months ended September 30, 2011, respectively, compared to $16.1 million and $46.7 million for the three and nine months ended September 30, 2010, respectively. Cost of net revenue during the three and nine months ended September 30, 2010 included amortization of $1.3 million and $7.0 million, respectively, relating to the write-up of inventory to fair value in connection with the acquisitions completed during 2010.
     Overall gross margin was 52% for both the three and nine months ended September 30, 2011, compared to 53% for both the three and nine months ended September 30, 2010, respectively.
     Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue increased by $19.2 million, or 7%, to $302.4 million for the three months ended September 30, 2011, from $283.2 million for the three months ended September 30, 2010. Gross profit from net product sales and services revenue increased by $71.5 million, or 9%, to $892.4 million for the nine months ended September 30, 2011, from $820.9 million for the nine months ended September 30, 2010. Gross profit from net product sales and services revenue by business segment for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
	2011	2010	Change	2011	2010	Change
Professional diagnostics	$238,414	$199,683	19%	$687,131	$575,240	19%
Health management	58,609	77,732	(25)%	189,867	228,655	(17)%
Consumer diagnostics	5,421	5,810	(7)%	15,390	16,965	(9)%

Total gross profit from net product sales and services revenue	$302,444	$283,225	7%	$892,388	$820,860	9%

Professional Diagnostics
     Gross profit from our professional diagnostics net product sales and services revenue increased by $38.7 million, or 19%, to $238.4 million for the three months ended September 30, 2011, compared to $199.7 million for the three months ended September 30, 2010. Reducing gross profit for the three months ended September 30, 2010 was amortization of $1.3 million relating to the write-up of inventory to fair value in connection with the acquisitions completed during 2010.
     Gross profit from our professional diagnostics net product sales and services revenue increased by $111.9 million, or 19%, to $687.1 million for the nine months ended September 30, 2011, compared to $575.2 million for the nine months ended September 30, 2010. Reducing gross profit for the nine months ended September 30, 2010 was amortization of $7.0 million relating to the write-up of inventory to fair value in connection with the acquisitions completed during 2010.
     The increase in gross profit earned during the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, is primarily a result of the increase in net product sales and services revenue as discussed above.
     As a percentage of our professional diagnostics net product sales and services revenue, gross margin was 56% and 55% for the three and nine months ended September 30, 2011, respectively, compared to 56% and 55% for the three and nine months ended September 30, 2010, respectively.
Health Management
     Gross profit from our health management net product sales and services revenue decreased by $19.1 million, or 25%, to $58.6 million for the three months ended September 30, 2011, compared to $77.7 million for the three months ended September 30, 2010.
     Gross profit from our health management net product sales and services revenue decreased by $38.8 million, or 17%, to $189.9 million for the nine months ended September 30, 2011, compared to $228.7 million for the nine months ended September 30, 2010.
     The decrease in gross profit earned during the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, is primarily a result of a decrease in net product sales and services revenue as discussed above.
     As a percentage of our health management net product sales and services revenue, gross margin for the three and nine months ended September 30, 2011 was 45% and 46%, respectively, compared to 51% for both the three and nine months ended September 30, 2010. The lower margin percentage earned during the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010, is primarily a result of a decrease in net product sales and services revenue as discussed above.
Consumer Diagnostics
     Gross profit from net product sales and services revenue from our consumer diagnostics business segment decreased by $0.4 million, or 7%, to $5.4 million for the three months ended September 30, 2011, compared to $5.8 million for the three months ended September 30, 2010. Gross profit from net product sales and services revenue from our consumer diagnostics business segment decreased by $1.6 million, or 9%, to $15.4 million for the nine months ended September 30, 2011, compared to $17.0 million for the nine months ended September 30, 2010.
     As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for both the three and nine months ended September 30, 2011 was 22%, compared to 26% and 24% for the three and nine months ended September 30, 2010, respectively.
     Research and Development Expense. Research and development expense increased by $2.3 million, or 7%, to $34.8 million for the three months ended September 30, 2011, from $32.4 million for the three months ended September 30, 2010. Research and development expense increased by $16.5 million, or 17%, to $112.7 million for the nine months ended September 30, 2011, from $96.2 million for the nine months ended September 30, 2010.
     Research and development expense for the nine months ended September 30, 2011 included amortization expense totaling approximately $7.2 million related to the write off of certain in-process research and development projects fair valued in connection with the Standard Diagnostics, Inc. acquisition during the first quarter of 2010.
     Research and development expense as a percentage of net revenue was 6% for each of the three and nine months ended September 30, 2011 and 2010.
     Sales and Marketing Expense. Sales and marketing expense increased by $8.8 million, or 7%, to $134.4 million for the three months ended September 30, 2011, from $125.6 million for the three months ended September 30, 2010. The increase in sales and marketing expense partially relates to additional spending related to newly acquired businesses. Also contributing to the increase in sales and marketing expense for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, was an increase in our global sales force in support of new product launches. Amortization expense of $53.0 million and $52.7 million was included in sales and marketing expense for the three months ended September 30, 2011 and 2010, respectively.
     Sales and marketing expense increased by $39.0 million, or 11%, to $408.0 million for the nine months ended September 30, 2011, from $369.0 million for the nine months ended September 30, 2010. The increase in sales and marketing expense partially relates to additional spending related to newly acquired businesses. Also contributing to the increase in sales and marketing expense for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, was an increase in our global sales force in support of new product launches. Amortization expense of $158.6 million and $155.9 million was included in sales and marketing expense for the nine months ended September 30, 2011 and 2010, respectively.
     Sales and marketing expense as a percentage of net revenue was 23% and 24% for the three and nine months ended September 30, 2011, respectively, compared to 23% for both the three and nine months ended September 30, 2010.
     General and Administrative Expense. General and administrative expense decreased by approximately $4.2 million, or 4%, to $91.9 million for the three months ended September 30, 2011, from $96.1 million for the three months ended September 30, 2010. During the three months ended September 30, 2011 and 2010, we recorded $3.8 million of income and $4.6 million of expense, respectively, in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations. Acquisition-related costs of $2.9 million and $0.9 million were included in general and administrative expense for the three months ended September 30, 2011 and 2010, respectively. Amortization expense of $1.7 million and $4.2 million was included in general and administrative expense for the three months ended September 30, 2011 and 2010, respectively.
     General and administrative expense increased by approximately $8.1 million, or 3%, to $292.3 million for the nine months ended September 30, 2011, from $284.2 million for the nine months ended September 30, 2010. The increase in general and administrative expense relates primarily to additional spending related to newly acquired businesses. During the nine months ended September 30, 2011 and 2010, we recorded income of $9.7 million and $2.3 million, respectively, in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations. Acquisition-related costs of $6.2 million and $6.8 million were included in general and administrative expense for the nine months ended September 30, 2011 and 2010, respectively. Amortization expense of $9.2 million and $13.9 million was included in general and administrative expense for the nine months ended September 30, 2011 and 2010, respectively.
     General and administrative expense as a percentage of net revenue was 16% and 17% for the three and nine months ended September 30, 2011, respectively, compared to 18% for both the three and nine months ended September 30, 2010.
     Interest Expense. Interest expense includes interest charges, amortization of deferred financing costs and amortization of original issue discounts associated with certain debt issuances. Interest expense increased by $13.1 million, or 38%, to $47.3 million for the three months ended September 30, 2011, from $34.2 million for the three months ended September 30, 2010. The increase in interest expense for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, was principally a result of interest expense incurred on our 8.625% senior subordinated notes issued in September 2010, totaling approximately $8.9 million for the three months ended September 30, 2011, compared to $1.0 million for the three months ended September 30, 2010. Additionally, higher outstanding debt balances during the three months ended September 30, 2011, compared to the three months ended September 30, 2010, contributed to the increase in interest expense during the respective periods.
     Interest expense increased by $53.3 million, or 53%, to $154.2 million for the nine months ended September 30, 2011, from $100.9 million for the nine months ended September 30, 2010. Such increase was principally due to interest expense of $31.2 million recorded during the nine months ended September 30, 2011, in connection with the termination of our former secured credit facility and related interest rate swap agreement, coupled with the amortization of fees paid for certain debt modifications. Contributing to the increase in interest expense for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, was interest expense incurred on our 8.625% senior subordinated notes issued in September 2010, totaling approximately $26.7 million for the nine months ended September 30, 2011, compared to $1.0 million for the nine months ended September 30, 2010.
     Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Change	2011	2010	Change
Interest income	$927	$446	$481	$1,818	$1,383	$435
Foreign exchange gains (losses), net	(24,740)	3,297	(28,037)	(27,532)	6,680	(34,212)
Other	15,563	3,782	11,781	20,237	6,618	13,619

Total other income (expense), net	$(8,250)	$7,525	$(15,775)	$(5,477)	$14,681	$(20,158)

     The decrease in foreign exchange gains (losses), net for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, was primarily a result of an $18.1 million unrealized foreign currency loss associated with a cash balance established in connection with the Axis-Shield tender offer, as well as additional net realized and unrealized foreign exchange losses associated with changes in currency exchange rates during the respective periods.
     Other income of $15.6 million for the three months ended September 30, 2011 includes a net $11.3 million of income associated with an amendment of our license agreement with Quidel, which also includes a settlement of prior period royalties, and $5.0 million of income associated with the settlement of a dispute over certain intellectual property rights. Other income of $20.2 million for the nine months ended September 30, 2011 includes $13.8 million of income associated with an amendment of our license agreement with Quidel, which also includes a settlement of prior period royalties, $5.0 million of income associated with the settlement of a dispute over certain intellectual property rights, $0.5 million of estimated prior period royalty income and a $1.8 million reversal of a prior period legal settlement reserve no longer deemed necessary.
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
     Gain on Sale of Joint Venture Interest. In connection with the formation of SPD in May 2007, we entered into an option agreement with P&G, pursuant to which P&G had the right, for a period of 60 days commencing on May 17, 2011, to require us to acquire all of P&G’s interest in SPD at fair market value, and P&G had the right, upon certain material breaches by us of our obligations to SPD, to acquire all of our interest in SPD at fair market value. No gain on the proceeds that we received from P&G through the formation of SPD was recognized in our financial statements until P&G’s option to require us to purchase its interest in SPD expired. On July 16, 2011, P&G’s option to require us to acquire its interest in SPD at fair market value expired. In connection with the expiration of the option, the gain totaling approximately $288.9 million was recognized during the third quarter of 2011.
     Provision (Benefit) for Income Taxes. The provision for income taxes increased by $42.8 million to a provision of $42.7 million for the three months ended September 30, 2011, from a benefit of $0.2 million for the three months ended September 30, 2010. The benefit for income taxes increased by $3.5 million to a benefit of $4.4 million for the nine months ended September 30, 2011, from a benefit of $1.0 million for the nine months ended September 30, 2010. The effective tax rate was 15% and 2% for the three and nine months ended September 30, 2011, respectively, compared to 4% and 24% for the three and nine months ended September 30, 2010, respectively. The income tax provision (benefit) for the three and nine months ended September 30, 2011 and 2010 relates to federal, foreign and state income tax provisions (benefits). In addition, the effective tax rate may be impacted each period by discrete factors and events. The income tax provision and respective effective tax rate increase for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, is primarily due to the foreign taxes associated with the recognition of the gain associated with the sale of our joint venture interest in SPD during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The income tax benefit and respective effective tax rate decrease for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, is primarily due to higher forecasted pre-tax losses in higher tax rate jurisdictions, partially offset by foreign pre-tax income taxed in lower tax rate jurisdictions and a reduction in a jurisdictional tax rate during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.
     Equity Earnings (Losses) in Unconsolidated Entities, Net of Tax. Equity earnings (losses) in unconsolidated entities is reported net of tax and includes our share of earnings (losses) in entities that we account for under the equity method of accounting. Equity earnings (losses) in unconsolidated entities, net of tax for the three and nine months ended September 30, 2011 reflects the following: (i) our 50% interest in SPD in the amount of $3.6 million and $3.0 million, respectively, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.2 million and $0.4 million, respectively, and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.3 million and $1.5 million, respectively. Equity earnings (losses) in unconsolidated entities, net of tax, for the three and nine months ended September 30, 2010 reflects the following: (i) income (loss) from our 50% interest in SPD in the amount of $(0.4) million and $6.8 million, respectively, (ii) earnings from our 40% interest in Vedalab in the amount of $10,000 and $0.1 million, respectively, and (iii) earnings from our 49% interest in TechLab in the amount of $0.4 million and $1.4 million, respectively.
     The increase in earnings with respect to our 50% interest in SPD for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, was partially driven by higher net product sales by SPD during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Net product sales by SPD were $54.8 million during the three months ended September 30, 2011, compared to $47.8 million during the three months ended September 30, 2010. Increased earnings with respect to our 50% interest in SPD for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, were also driven by lower restructuring costs incurred during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The 50% portion of the restructuring charges borne by SPD and included in equity earnings of unconsolidated entities, net of tax, was approximately $0.2 million and $1.7 million for the three months ended September 30, 2011 and 2010, respectively.
     The decrease in earnings with respect to our 50% interest in SPD for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, was primarily driven by higher operating expenses incurred by SPD during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Operating expenses for SPD for the nine months ended September 30, 2011 were $87.8 million, compared to $73.3 million for the nine months ended September 30, 2010. The increase in operating expenses during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, was a result of increased sales and marketing media spending and an increase in legal fees associated with ongoing litigation brought against Church & Dwight Co., Inc. The increase in operating expenses was partially offset by higher net product sales by SPD during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Net product sales by SPD were $160.0 million during the nine months ended September 30, 2011, compared to $143.7 million during the nine months ended September 30, 2010.
     Income from Discontinued Operations, Net of Tax. The results of the vitamins and nutritional supplements business are included in income from discontinued operations, net of tax in our consolidated financial statements. For the three and nine months ended September 30, 2010, the discontinued operations generated net income of approximately $2,000 and $11.9 million, respectively. The net income of $11.9 million for the nine months ended September 30, 2010 includes a gain of $19.6 million ($12.0 million, net of tax) on the sale of our vitamins and nutritional supplements business.
     Net Income (Loss) Available to Common Stockholders. For the three months ended September 30, 2011, we generated net income available to common stockholders of $234.2 million, or $2.48 per diluted common share, compared to a net loss available to common stockholders of $2.8 million, or $0.03 per common share for the three months ended September 30, 2010. Net income (loss) available to common stockholders reflects $5.4 million and $6.1 million of preferred stock dividends paid during the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, we generated net income available to common stockholders of $237.6 million, or 2.56 per diluted common share, compared to a net loss available to common stockholders of $2.2 million, or $0.03 per common share for the nine months ended September 30, 2010. Net income (loss) available to common stockholders reflects $16.7 million and $18.0 million of preferred stock dividends paid during the nine months ended September 30, 2011 and 2010, respectively, and $23.9 million of income associated with the repurchase of preferred stock during the nine months ended September 30, 2011. See Note 5 of the accompanying consolidated financial statements for the calculation of net income per common share.
     Liquidity and Capital Resources
     Based upon our current working capital position, current operating plans and expected business conditions, we currently expect to fund our short and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. As of September 30, 2011, we have $276.8 million of cash on our accompanying consolidated balance sheet, of which $100.9 million was held by domestic subsidiaries and $175.9 million was held by foreign entities. Repatriation of cash held by foreign entities could be subject to adverse tax implications.
     We may also utilize our new secured credit facility (See Note 10) or other sources of financing to fund a portion of our capital needs and other commitments, including our contractual contingent consideration obligations and future acquisitions. Our ability to access the capital markets may be impacted by the amount of our outstanding debt and equity and the extent to which our assets are encumbered by our outstanding secured debt. The terms and conditions of our outstanding debt instruments also contain covenants which expressly restrict our ability to incur additional indebtedness and conduct other financings. As of September 30, 2011, we had $3.1 billion in outstanding indebtedness comprised of $400.0 million of 8.625% subordinated notes due 2018, $245.4 million of 7.875% senior notes due 2016, $390.8 million of 9% senior subordinated notes due 2016, $1.9 billion under our secured credit facility and $150.0 million of 3% senior subordinated convertible notes.

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
     During the nine months ended September 30, 2011, we repurchased approximately $283.9 million of our outstanding securities, as described in more detail below.
Cash Flow Summary

	Nine Months Ended
	September 30,
	2011	2010
Net cash provided by operating activities	$222,507	$229,324
Net cash used in investing activities	(648,004)	(479,001)
Net cash provided by financing activities	299,408	253,472
Foreign exchange effect on cash and cash equivalents	1,537	(8,987)

Net decrease in cash and cash equivalents	(124,552)	(5,192)
Cash and cash equivalents, beginning of period	401,306	492,773

Cash and cash equivalents, end of period	$276,754	$487,581

     Summary of Changes in Cash Position
     As of September 30, 2011, we had cash and cash equivalents of $276.8 million; a $124.6 million decrease from December 31, 2010. Our primary sources of cash during the nine months ended September 30, 2011 included $222.5 million generated by our operating activities, approximately $284.8 million of net proceeds received in connection with the refinancing of our credit facilities, $100.0 million of net proceeds borrowed under our secured credit facility’s revolving line of credit, $11.5 million received from the disposition of a business, $8.4 million from the sales of marketable securities and $24.2 million from common stock issuances under employee stock option and stock purchase plans. Our primary uses of cash during the nine months ended September 30, 2011 related to $127.1 million net cash paid for acquisitions, $283.9 million related to the repurchase of our preferred and common stock, $93.8 million of capital expenditures, net of proceeds from the sale of equipment, $25.3 million related to payments of acquisition-related contingent consideration obligations, $55.9 million related to an increase in other assets, which includes purchases of various licensing agreements totaling $30.4 million, $44.1 million net cash paid for equity method investments, which includes approximately $41.2 million paid for shares of Axis-Shield, and an increase in our restricted cash balance of approximately $347.0 million, which is almost entirely attributed to a cash balance established in connection with the Axis-Shield tender offer. Fluctuations in foreign currencies positively impacted our cash balance by $1.5 million during the nine months ended September 30, 2011.
     Cash Flows from Operating Activities
     Net cash provided by operating activities during the nine months ended September 30, 2011 was $222.5 million, which resulted from net income from continuing operations of $230.5 million and $8.9 million of non-cash items, offset by $16.9 million of cash used to meet net working capital requirements during the period. The $8.9 million of non-cash items included, among various other items, $287.0 million related to depreciation and amortization, $32.7 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $16.3 million related to non-cash stock-based compensation, partially offset by a $288.9 million gain associated with the sale of our joint venture interest SPD, a $31.0 million decrease related to changes in our deferred tax assets and liabilities, which partially resulted from amortization of intangible assets, and a $8.1 million decrease related to other non-cash items.

Cash Flows from Investing Activities
     Our investing activities during the nine months ended September 30, 2011 utilized $648.0 million of cash, including $127.1 million net cash paid for acquisitions, an increase in our restricted cash balance of approximately $347.0 million primarily related to a cash balance established in connection with the Axis-Shield tender offer, $93.8 million of capital expenditures, net of proceeds from the sale of equipment, $55.9 million related to an increase in other assets, which includes a purchase of various licensing agreements totaling $30.4 million, $44.1 million net cash paid for equity method investments, which includes approximately $41.2 million paid for shares of Axis-Shield, offset by $11.5 million received from the disposition of a business and $8.4 million received from the sales of marketable securities.

Cash Flows from Financing Activities
     Net cash provided in financing activities during the nine months ended September 30, 2011 was $299.4 million. Financing activities during the nine months ended September 30, 2011 primarily included $1.8 billion of cash received in connection with entering into our new secured credit facility in June 2011. The $1.8 billion received in connection with the secured credit facility was offset by $1.3 billion of cash payments related to the termination and repayment of our former secured credit facility and related interest rate swap agreement. In addition to the $1.8 billion received in connection with entering into our new secured credit facility, we subsequently borrowed an additional $100.0 million under the secured credit facility’s revolving line of credit. We utilized approximately $283.9 million to repurchase shares of our preferred and common stock, $25.3 million for payments of acquisition-related contingent consideration obligations and $3.1 million of principal payments on capital lease obligations. These cash payments were offset by $24.2 million of cash received from common stock issuances under employee stock option and stock purchase plans and $2.2 million related to the excess tax benefits on exercised stock options.
     As of September 30, 2011, we had an aggregate of $4.8 million in outstanding capital lease obligations which are payable through 2016.
Income Taxes
     As of December 31, 2010, we had approximately $156.1 million of domestic NOL and capital loss carryforwards and $60.3 million of foreign NOL and capital loss carryforwards, respectively, which either expire on various dates through 2030 or may be carried forward indefinitely. These losses are available to reduce federal, state and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic NOL carryforward amount at December 31, 2010 included approximately $102.2 million of pre-acquisition losses at Matria, Quality Assured Services, ParadigmHealth, Biosite, Cholestech, Redwood, HemoSense, Ischemia, Inc. and Ostex International, Inc. Effective January 1, 2009, we adopted a new accounting standard for business combinations. Prior to adoption of this standard, the pre-acquisition losses were applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense. Upon adoption of the new accounting standard, the reduction of a valuation allowance is generally recorded to reduce our income tax expense.
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
Off-Balance Sheet Arrangements
     We had no material off-balance sheet arrangements as of September 30, 2011.
Contractual Obligations
     On June 30, 2011, we entered into a new secured credit facility, which provides for term loans in the aggregate amount of $1.85 billion and a revolving line of credit of $250.0 million, collectively, $2.1 billion. As of September

30, 2011, aggregate borrowings amounted to $1.75 billion under the term loans and $100.0 million under the revolving line of credit. In connection with entering into the secured credit facility on June 30, 2011, we repaid in full all outstanding indebtedness of approximately $1.2 billion under our former secured credit facility. The table below summarizes our aggregate long-term debt obligations as of September 30, 2011.

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	Thereafter
Contractual Obligations
Long-term debt obligations	$3,077,792	$18,628	$86,801	$85,472	$2,886,891
     The following summarizes our principal contractual obligations as of September 30, 2011 that have changed significantly since December 31, 2010 and the effects such obligations are expected to have on our liquidity and cash flow in future periods, other than the changes described above with respect to our new secured credit facility. Other contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010, but omitted below, represent those that have not changed significantly since that date.
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
•	Bioeasy
     With respect to Bioeasy Diagnostica Ltda., or Bioeasy, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2011 through 2013. The maximum amount of the earn-out payments is approximately $7.5 million.
•	Colibri
     With respect to Colibri Medical AB, or Colibri, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain operational and EBITDA targets during the calendar years 2011 through 2012. The maximum amount of the earn-out payments is SEK 3.0 million (approximately $0.4 million at September 30, 2011).
•	Alere Wellbeing
     With respect to Alere Wellbeing, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during fiscal year 2010. A payment of approximately $11.5 million was made during the second quarter of 2011, which was previously accrued.
•	Alere Healthcare
     With respect to Jinsung Meditech, Inc., now known as Alere Healthcare Inc., or Alere Healthcare, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the calendar years 2010 through 2012. The 2010 portion of the earn-out totaling approximately $0.6 million was earned and accrued as of December 31, 2010. Payment of the 2010 earn-out was made during the third quarter of 2011. The maximum remaining amount of the earn-out payments is approximately $2.4 million.

•	LDS
     With respect to Laboratory Data Systems, Inc., or LDS, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the twelve-month periods ending June 30, 2012 and 2013. The maximum amount of the earn-out payments is $20.0 million.
•	Mologic
     With respect to Mologic Limited, or Mologic, the terms of the acquisition agreement require us to pay earn-outs, in shares of our common stock or cash, at our election, upon successfully meeting nine research and development project milestones during the five years following the acquisition. A portion of the earn-out was determined to have been achieved during the third quarter of 2011, resulting in an accrual of $3.0 million. Payment of this portion of the earn-out was made in cash during the fourth quarter of 2011. The maximum remaining amount of the earn-out payments is $16.0 million.
•	Alere Home Monitoring
     With respect to Alere Home Monitoring, Inc., or Alere Home Monitoring, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2010 and 2011. Cash payment for the 2010 portion of the earn-out totaling $12.7 million was paid during the first quarter of 2011. The maximum remaining amount of the earn-out payments is $12.3 million, which, if earned, will be paid in shares of our common stock.
•	Standing Stone
     With respect to Standing Stone, Inc., or Standing Stone, the terms of the acquisition agreement require us to pay earn-outs and employee bonuses upon successfully meeting certain operational, product development and revenue targets during the period from the date of acquisition through calendar year 2013. The maximum amount of the earn-out payments is approximately $10.9 million. The maximum amount of the employee bonuses is $0.6 million.
•	ROAR
     With respect to Forensics Limited, or ROAR, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain EBITDA targets during 2011 through 2014. The maximum amount of the earn-out payments is £10.5 million (approximately $16.4 million at September 30, 2011).
(b) Contingent Obligations
•	Agreements with Epocal
     In November 2009, we entered into a distribution agreement with Epocal, Inc., or Epocal, to distribute the epoc® Blood Analysis System for blood gas and electrolyte testing for $20.0 million, which is recorded on our accompanying consolidated balance sheet in other intangible assets, net. We also entered into a definitive agreement to acquire all of the issued and outstanding equity securities of Epocal for a total potential purchase price of up to $255.0 million, including a base purchase price of up to $172.5 million if Epocal achieves certain gross margin and other financial milestones on or prior to October 31, 2014, plus additional payments of up to $82.5 million if Epocal achieves certain other milestones relating to its gross margin and product development efforts on or prior to this date. The agreement contains a working capital adjustment whereby the purchase price is increased or decreased to the extent that Epocal’s working capital at closing is more or less than a specified amount. We also agreed that, if the acquisition is consummated, we will provide $12.5 million in management incentive arrangements, 25% of which will vest over three years and 75% of which will be payable only upon the achievement of certain milestones. The acquisition will also be subject to other closing conditions, including the receipt of any required antitrust or other approvals. In April 2011, we entered into a license agreement with Epocal and amended some of the terms of the definitive agreement to acquire Epocal. The license agreement provides Alere with royalty-free access to certain Epocal intellectual property for use in Alere home-use products and provided for an upfront license payment of $18.0 million, which was paid in 2011. The amendment of the definitive agreement increased the working capital target by $18.0 million, which may have the effect of reducing the purchase price of the acquisition. The amendment of the agreement also added an additional potential milestone payment of $8.0 million. As a result, the maximum purchase price under the acquisition agreement increased to $263.0 million.

•	Standing Stone
     The terms of the acquisition agreement require us to purchase the remaining 19.08% of the issued and outstanding capital stock of Standing Stone, the holders of which are officers and employees of Standing Stone, in May 2012 for an aggregate purchase price of approximately $2.6 million. The redeemable non-controlling interest was recorded at its fair value of $2.5 million, as of the consummation of the transaction on May 16, 2011. The fair value of the redeemable non-controlling interest was determined using both a market approach and an income approach which utilizes a discounted cash flow model including assumptions of projected revenue, expenses, capital expenditures, other costs and a discount rate appropriate for the risk of achieving the projected cash flows.
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
     Our investing strategy to manage interest rate exposure is to invest in short-term, highly-liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At September 30, 2011, our short-term investments approximated market value.
     At September 30, 2011, under the credit agreement for our secured credit facility we had (i) term loans in an aggregate outstanding principal amount of $1.55 billion (consisting of “A” term loans in the aggregate outstanding principal amount of $625.0 million and “B” term loans in the aggregate outstanding principal amount of $925.0 million), (ii) subject to our continued compliance with the credit agreement, the ability to borrow delayed-draw term loans in the aggregate principal amount of $300.0 million, of which $200.0 million was outstanding as of September 30, 2011 and (iii) subject to our continued compliance with the credit agreement, the ability to borrow under a $250.0 million revolving line of credit, which includes a $50.0 million sublimit for the issuance of letters of credit. As of September 30, 2011, $100.0 million was outstanding under the revolving line of credit. Loans can be either Base Rate Loans or Eurodollar Rate Loans at our election, and interest accrues on loans and our other Obligations under the terms of the credit agreement as follows (with the terms referenced above and below in this paragraph having the meanings given to them in the credit agreement): (i) in the case of loans that are Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of loans that are Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. prime rate as in effect from time to time. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one, two, three or six months at our election. Applicable Margins for our “A” term loans, delayed-draw term loans and revolving line-of-credit loans range from (i) with respect to such loans that are Base Rate Loans, 1.75% to 2.50% and (ii) with respect to such loans that are Eurodollar Rate Loans, 2.75% to 3.50%, in each case, depending upon our consolidated secured leverage ratio (as determined under the credit agreement). Applicable Margins for our “B” term loans range from (i) with respect to such loans that are Base Rate Loans, 2.50% to 3.25% and (ii) with respect to such loans that are Eurodollar Rate Loans, 3.50% to 4.25%, in each case, depending upon our consolidated secured leverage ratio. Interest on “B” term loans based on the Eurodollar Rate is subject to a 1.00% floor.
     Assuming no changes in our consolidated secured leverage ratio, the effect of interest rate fluctuations on outstanding borrowings as of September 30, 2011 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense
Increase
Interest rates increase by 100 basis points	$18,500
Interest rates increase by 200 basis points	$37,000

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
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
     There have been no material changes from the Risk Factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ending December 31, 2010, or in Part II, Item 1A, “Risk Factors” of any Quarterly Report filed subsequent to the Annual Report on Form 10-K. We note, however, that the risk factors relating to our substantial indebtedness and the agreements governing our indebtedness which are set forth in our Annual Report on Form 10-K, as amended, apply also to the secured credit facility we entered into on June 30, 2011. The secured credit facility provides for term loans in the aggregate amount of $1.85 billion (consisting of “A” term loans in the aggregate principal amount of $625.0 million, “B” term loans in the aggregate principal amount of $925.0 million, and delayed draw term loans in the aggregate principal amount of $300.0 million) and, subject to our continued compliance with the secured credit facility, a $250.0 million revolving line-of-credit (which revolving line-of-credit includes a $50.0 million sublimit for the issuance of letters of credit. A further description of the secured credit facility can be found on page 55.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the period covered by this report, we issued 415 shares of our common stock upon the net exercise of warrants to purchase 800 shares of our common stock, resulting in aggregate non-cash consideration to us of $10,832. The warrants were issued in 2002 as part of a $20 million private placement. The shares issued upon exercise of the warrants were offered and sold pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.
     The following table provides information regarding shares of our common stock and Series B preferred stock that we repurchased during the third quarter of 2011.

Issuer Purchases of Equity Securities
				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet be
	Total Number	Average	Part of Publicly	Purchased Under the
	of Shares	Price Paid	Announced Plans or	Plans or Programs
Period	Purchased (1)	Per Share(2)	Programs (3)	(3)
July 1, 2011 — July 31, 2011
Series B preferred stock	—	—	—
Common stock	—	—	—
As of July 31, 2011				$200,000,000
August 1, 2011 — August 31, 2011
Series B preferred stock	__	__	__
Common stock	6,866,397	$24.24	6,866,397
As of August 31, 2011				$33,576,105
September 1, 2011 — Sept. 30, 2011
Series B preferred stock	__	__	__
Common stock	763,829	$22.93	763,829
As of September 30, 2011				$16,058,968
Third Quarter 2011
Series B preferred stock	0	$0	0

Common stock	7,630,226	$24.11	7,630,226

(1)	In the third quarter of 2011, we repurchased an aggregate of 7,630,226 shares of our common stock in the open market and in privately negotiated transactions. All repurchases were made pursuant to an authorized share repurchase plan that we publicly announced on May 31, 2011.

(2)	Includes commission cost.

(3)	On May 19, 2011, the Board of Directors authorized the repurchase of up to an additional $200.0 million of our common stock or preferred stock in the open market or through privately negotiated transactions, of which $16,058,968 remained available as of September 30, 2011.

ITEM 6. EXHIBITS
Exhibits:

Exhibit No.	Description
10.1	First Amendment to Credit Agreement dated as of July 27, 2011 among Alere Inc., as Borrower , the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2011).

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (b) our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (c) our Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and (d) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.
Date: November 8, 2011	/s/ David Teitel
David Teitel
Chief Financial Officer and an authorized officer