Form 10-K
period 2011-12-31
ALERE INC.
filed 2012-02-29
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

Commission file number 000-16789

ALERE INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	04-3565120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Sawyer Road, Suite 200, Waltham, Massachusetts	02453
(Address of principal executive offices)	(Zip Code)

(781) 647-3900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”):

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 per share par value	New York Stock Exchange
Series B Convertible Perpetual Preferred Stock, $0.001 per share par value	New York Stock Exchange
9.00% Senior Subordinated Notes Due 2016	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes   ☐         No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock on the New York Stock Exchange on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,329,078,581.

As of February 24, 2012, the registrant had 80,289,863 shares of common stock, par value $0.001 per share, outstanding.

ALERE INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2011

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. Readers should carefully review statements that contain these words because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We caution investors that all such forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from any projected results or expectations that we discuss in this report. You should therefore carefully review the risk factors and uncertainties discussed in Item 1A entitled “Risk Factors,” which begins on page 16 of this report, as well as those factors identified from time to time in our periodic filings with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements.

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “we,” “us,” “our,” or “our company” refer to Alere Inc. and its subsidiaries.

ITEM 1.    BUSINESS

GENERAL

Alere Inc. enables individuals to take charge of improving their health and quality of life at home, under medical supervision, by developing new capabilities in near-patient diagnosis, monitoring and health management. Our global leading products and services, as well as our new product development efforts, focus on cardiology, infectious disease, toxicology, diabetes, oncology and women’s health. We are confident that our ability to offer rapid diagnostic tools combined with value-added healthcare services will improve care for patients, lower costs to payers and help healthcare providers deliver improved clinical outcomes.

Our company, formerly known as Inverness Medical Innovations, Inc., was formed to acquire the women’s health and professional diagnostics businesses of its predecessor, Inverness Medical Technology, Inc., through a split-off and merger transaction, which occurred in November 2001. Since that time, we have grown our businesses through strategic acquisitions, tactical use of our intellectual property portfolio and through organic growth. In July 2010, our company changed its name to Alere Inc. Our common stock is listed on the New York Stock Exchange under the symbol “ALR.”

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

Segments

Our reportable operating segments are professional diagnostics, health management and consumer diagnostics. Financial information about our reportable segments is provided in Note 17 of the “Notes to Consolidated Financial Statements” which are included elsewhere in this report.

Products and Services

Professional Diagnostics.    Professional diagnostics are generally designed to assist medical professionals in both preventative and interventional medicine, and include testing and monitoring performed in hospitals, laboratories and doctors’ offices and, increasingly, patient self-testing, which we define as testing or monitoring performed at home under the supervision of a medical professional. Professional diagnostic products provide for qualitative or quantitative analysis of patient samples for evidence of a specific medical condition, disease state or toxicological state or to measure response to therapy. Within professional diagnostics, we focus on point-of-care, rapid diagnostic testing and health monitoring and the developing patient self-testing and patient-self management markets. We distinguish these markets from clinical diagnostic markets consisting of large, centralized laboratories offering a wide range of highly-automated laboratory services in hospital or related settings. The point-of-care market for rapid diagnostic products includes all areas where a patient is assessed or diagnosed, including hospitals, laboratories, physician offices, specialized mobile clinics, emergency rooms, rapid-response laboratories and patient health screening locations.

In the market for rapid diagnostic products, the ability to deliver faster, accurate results at competitive prices generally drives demand. This means that, while there is certainly demand for faster, more efficient automated equipment from large hospitals and major reference testing laboratories, there is also growing demand by point-of-care facilities and smaller laboratories for fast, high-quality, cost-effective and potentially life-saving, self-contained diagnostic kits. As the speed and accuracy of these products improve, we believe that these products will play an increasingly important role in achieving earlier diagnosis, timely intervention and therapy monitoring outside acute medical environments, especially where supplemented by the support and management services that we also provide.

Our current professional diagnostic products include point-of-care and laboratory tests sold within our focus areas of cardiology, infectious disease, toxicology, diabetes, oncology and women’s health. While we currently sell these products under numerous brands, as discussed below, we have begun a process of rebranding many of our products under the Alere trademark.

Cardiology.    Cardiovascular disease encompasses a spectrum of conditions and illnesses, including high blood pressure, high cholesterol, metabolic syndrome, coronary artery disease, heart attack, heart failure and stroke. It is estimated that 80 million Americans alone have one or more types of cardiovascular disease. The worldwide cardiology diagnostic market, including the markets for heart failure diagnostics, coronary artery disease risk assessment, coagulation testing and acute coronary syndrome, exceeds $1.5 billion. Our Alere Triage, Alere Cholestech LDX and Alere INRatio products, all acquired through acquisitions in 2007, have established us as a leader in this market. The Alere Triage system consists of a portable fluorometer that interprets consumable test devices for cardiovascular conditions, as well as the detection of certain drugs of abuse. Alere Triage cardiovascular tests include the following:

•

Alere Triage BNP Test.    An immunoassay that measures B-type Natriuretic Peptide (BNP) in whole blood or plasma, used as an aid in the diagnosis and assessment of severity of heart failure. The test is also used for the risk stratification of patients with acute coronary syndromes and heart failure. We also offer a version of the Alere Triage BNP Test for use on Beckman Coulter lab analyzers.

•

Alere Triage NT-proBNP.    An immunoassay for the rapid quantitative determination of N-terminal pro-Brain Natriuretic Peptide (NT-proBNP) in anti-coagulated whole blood and plasma specimens. The test is used as an aid in the diagnosis of congestive heart failure, the risk stratification of patients with acute coronary syndromes and heart failure, and the assessment of increased risk of cardiovascular events and mortality in patients at risk for heart failure who have stable coronary artery disease. Alere Triage NT-proBNP is CE marked, but is not available for sale in the United States.

•

Alere Triage Cardiac Panel.    An immunoassay for the quantitative determination of creatine kinase-MB (CK-MB), myoglobin and troponin I in whole blood or plasma, used as an aid in the diagnosis of acute myocardial infarction.

•

Alere Triage CardioProfilER Panel.    An immunoassay for use as an aid in the diagnosis of acute myocardial infarction, the diagnosis and assessment of severity of congestive heart failure and the risk stratification of patients with acute coronary syndromes and heart failure. This panel combines troponin I, CK-MB, myoglobin and BNP to provide rapid, accurate results in whole blood and plasma.

•

Alere Triage Profiler Shortness of Breath (S.O.B.) Panel.    An immunoassay for use as an aid in the diagnosis of myocardial infarction, the diagnosis and assessment of severity of congestive heart failure, the assessment and evaluation of patients suspected of having disseminated intravascular coagulation and thromboembolic events, including pulmonary embolism and deep vein thrombosis, and the risk stratification of patients with acute coronary syndromes. This panel combines troponin I, CK-MB, myoglobin, BNP and D-dimer to provide rapid, accurate results in whole blood and plasma.

•

Alere Triage Cardio3.    An immunoassay for the rapid quantitative determination of CK-MB, troponin I and BNP in whole blood and plasma specimens. The Alere Triage Cardio3 Panel is used as an aid in the diagnosis of myocardial infarction, the diagnosis and assessment of severity of congestive heart failure and the risk stratification of patients with acute coronary syndromes and heart failure. Alere Triage Cardio3 is CE marked, but is not available for sale in the United States.

•

Alere Triage Cardio2.    An immunoassay for the rapid quantitative determination of troponin I and BNP in whole blood and plasma specimens. The Alere Triage Cardio2 Panel is used as an aid in the diagnosis of myocardial infarction, the diagnosis and assessment of severity of congestive heart failure, the risk stratification of patients with acute coronary syndromes and heart failure. Alere Triage Cardio2 is CE marked, but is not available for sale in the United States.

•

Alere Triage Troponin I.    An immunoassay for the quantitative determination of troponin I in whole blood and plasma specimens. The test is used as an aid in the diagnosis of myocardial infarction. Alere Triage Troponin I is CE marked, but is not available for sale in the United States.

•

Alere Triage D-Dimer Test.    An immunoassay for use as an aid in the assessment and evaluation of patients suspected of having disseminated intravascular coagulation or thromboembolic events, including pulmonary embolism and deep vein thrombosis.

•

Alere Triage NGAL.    An immunoassay for use in the rapid, quantitative determination of neutrophil gelantinase-associated lipocalin (NGAL) in anticoagulated whole blood or plasma specimens. Studies have shown a link between elevated NGAL levels and the later occurrence of elevated creatinine indicative of prior acute kidney injury. Alere Triage NGAL is CE marked, but is not available for sale in the United States.

Our Alere Cholestech LDX System is a point-of-care monitor of blood cholesterol and related lipids which is used to test patients at risk of, or suffering from, heart disease and related conditions. The Alere Cholestech LDX System makes it possible to provide a complete lipid profile with tests for total cholesterol, high-density lipoprotein cholesterol (HDL) and low-density lipoprotein cholesterol (LDL), triglycerides, and glucose, as well as tests for alanine aminotransferase (ALT) and aspartate aminotransferase (AST) (for liver enzyme monitoring), and high sensitivity C-reactive protein, or hs-CRP. The system can also provide coronary heart disease risk assessment from the patient’s results as measured on the lipid profile cassette. The Alere Cholestech LDX System provides results in five minutes per test cassette (seven minutes for hs-CRP) and is CLIA-waived, meaning the United States Food and Drug Administration, or FDA, has waived the more stringent requirements for laboratory testing applicable to moderate or high complexity laboratories based on the Alere

Cholestech LDX System’s ease of use and accuracy. This waiver allows the Alere Cholestech LDX System to be marketed to physician offices and clinics, rather than hospitals or larger laboratories, and to be used in health screening by medical professionals.

Our Alere INRatio System is an easy-to-use, hand-held blood coagulation monitoring system for use by patients and healthcare professionals in the management of warfarin, a commonly prescribed medication used to prevent blood clots. The Alere INRatio System measures PT/INR, which is the patient’s blood clotting time reported pursuant to an internationally normalized ratio, to help ensure that patients at risk of blood clot formation are maintained within the therapeutic range with the proper dosage of oral anticoagulant therapy. The Alere INRatio System is 510(k) cleared by the FDA for use by healthcare professionals, as well as for patient self-testing, and is also CE marked in Europe. The system is targeted to both the professional, or point-of-care, market, as well as the patient self-testing market. We also sell an improved version of the system, the Alere INRatio2 System, which targets the patient self-testing market through enhanced ease of use.

We also distribute the epoc® Blood Analysis System for blood gas and electrolyte testing pursuant to an agreement with Epocal, Inc., or Epocal. The epoc (enterprise point-of-care) platform is a point-of-care analysis system which provides wireless bedside blood gas and electrolyte measurement testing solutions and complements our Alere Triage products in cardiology and emergency room settings. Utilizing easy to use, low-cost disposable Smart-Cards™, the epoc System produces laboratory-quality results in critical and acute care settings in about 30 seconds. The epoc System received FDA 510(k) clearance in 2006 for marketing in the U.S. and is also CE marked in Europe.

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

Infectious Disease.    We believe that the demand for infectious disease diagnostic products is growing faster than many other segments of the immunoassay market due to the increasing incidence and awareness of certain diseases or groups of diseases, including viral hepatitis, respiratory syncytial virus (RSV), influenza, pneumonia, tuberculosis, human immunodeficiency virus (HIV) / acquired immunodeficiency syndrome (AIDS), enteric disease, herpes and other sexually-transmitted diseases. To meet this demand, we have continued to expand our product offerings and now offer one of the world’s largest infectious disease test menus. We develop and market a wide variety of point-of-care tests for influenza A/B, RSV, strep throat, pneumonia, C. difficile, infectious mononucleosis, HIV, herpes simplex virus (HSV-2), hepatitis C (HCV), hepatitis B (HBV), malaria, lyme disease, chlamydia, H.pylori, rubella and other infectious diseases. Our tests for infectious disease are currently sold under brand names that include Alere, Alere Determine, Acceava, BinaxNOW, Clearview, DoubleCheckGold, Panbio, Standard Diagnostics, TECHLAB and TestPack. We are also expanding commercialization of the Alere CD4 Analyzer in several countries in Africa, Asia and Europe, as well as in North and South America. The Alere CD4 Analyzer is the first point-of-care CD4 platform which measures absolute CD4 counts. A CD4 count is a measure of the number of helper T cells per cubic millimeter of blood used to analyze the prognosis of patients with HIV. The Alere CD4 Analyzer provides results in 20 minutes or less, using single-use, disposable fingerstick cartridges. CD4 results delivered quickly and at the point of care can improve antiretroviral therapy-related patient retention and improve access to treatment.

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

Toxicology.    Drug abuse is a major global health problem, as well as a social and economic burden. In addition to being a primary cause of lost workforce productivity, family conflict and drug-related crime, drug abuse of illicit and prescription drugs is linked globally to the spread of HIV/AIDS, hepatitis and other blood-borne pathogens through the use of contaminated needles. This misuse of drugs and drug addiction are among the costliest health problems in the United States, and increasingly abroad. As a result, employers, law enforcement officials, healthcare professionals and others expend considerable effort to ensure that their employees, patients and other constituents are free of substance abuse and misuse. This critical need creates a significant market for simple and reliable laboratory-based, point-of-care and rapid toxicology tests to detect both the most commonly abused substances and an ever-evolving set of esoteric and regional toxins. Additionally, physicians are increasingly utilizing drug testing to identify and address signs of prescription drug misuse, whether illicit or by prescription, and more broadly, to improve outcomes in addiction medicine. Urine and oral-based screening and confirmation tests for drugs of abuse range from simple immunoassay tests to complex analytical procedures. The speed and sensitivity of immunoassays have made them the most widely-accepted method for toxicology screening at the point of care.

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

Our rapid toxicology tests are sold primarily under the brands Alere Triage, Alere iScreen, Concateno and SureStep. The Alere Triage TOX Drug Screen panel sold for use with our Alere Triage MeterPro system detects the presence of many of the illicit and prescription drugs listed above at the point of care in approximately 15 minutes. It is widely used in hospital and clinical testing as a laboratory instrument to aid in the detection of drug abuse. Our Drug Detection System, or DDS, is an enhanced, on-site saliva drug detection system utilized in roadside testing which displays results for the presence of two drugs in less than 90 seconds and six different drugs in less than five minutes.

We also offer comprehensive laboratory-based testing services throughout Europe under the name Concateno and in the United States under the names Alere Toxicology Services, Inc., or Alere Toxicology, and Redwood Toxicology Laboratory, Inc., or Redwood. Two of Alere Toxicology’s laboratories are certified to the highest standard by the U.S. Substance Abuse and Mental Health Services Administration, or SAMHSA. In addition, we are expanding our offerings in the growing market for pain management and addiction medicine services, or the monitoring and documentation of adherence to prescription drug treatment or drug abstinence plans through complex laboratory testing. In 2011 we acquired Avee Laboratories Inc. to further develop our efforts in this area. Finally, through

Redwood, we offer comprehensive, low-cost laboratory testing services to multiple domestic clients, including law enforcement agencies, penal systems, insurers and employers in the United States. In addition, we are expanding our offerings in the growing market for pain management and addiction medicine services, or the monitoring and documentation of adherence to prescription drug treatment or drug abstinence plans through complex laboratory testing.

Diabetes.    During the fourth quarter of 2011, we acquired Axis-Shield plc and Arriva Medical, LLC, or Arriva. The point-of-care products of Axis-Shield include the Afinion Analyzer System and the NycoCard System. The Afinion Analyzer System makes it possible to easily and rapidly determine the level of glycated hemoglobin, or HbA1c, in a patient’s blood at the physician’s office during the visit, which can provide information regarding the patient’s average blood sugar levels over a period of time. This system will simplify monitoring of any type of diabetes, facilitating treatment management and prevention of complications. By providing timely information regarding a patient’s blood sugar levels over time, it may also increase the patient’s motivation to comply with treatment and lifestyle changes to optimize prognosis. The NycoCard System, which is a widely distributed, low-cost product suited to countries with developing healthcare systems, includes tests for CRP, HbA1c and U-Albumin. The test for U-Albumin is used for early identification of renal disease in patients with diabetes or hypertension. Physicians test for elevated levels of CRP in a patient’s bloodstream to detect signs of inflammation or tissue damage, which can be associated with a wide variety of chronic and acute conditions. With our acquisition of Arriva, we are now a major, national mail order supplier of diabetic testing supplies, including blood glucose monitors, test strips, lancets, lancing devices, and control solution, as well as other related medical supplies in the United States. These products are usually covered by Medicare, Medicaid and other third-party payers.

Oncology.    Among chronic disease categories, we are focused on oncology diagnostics as an area of significant future opportunity. The Alere NMP22 BladderChek Test is the only in-office test approved by the FDA as an aid in the diagnosis of bladder cancer. The Alere NMP22 BladderChek Test is a non-invasive assay, performed on a single urine sample that detects elevated levels of NMP22 protein. The test can be performed in a physician’s office with results delivered during the patient visit, allowing a rapid, accurate and cost-effective means of aiding the detection of bladder cancer in patients at risk, when used in conjunction with standard diagnostic procedures. We also offer the Alere NMP22 Test Kit, a quantitative ELISA test designed to detect elevated levels of NMP22 protein.

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

Women’s Health.    Since women’s health and general sexual health issues are a global health concern, this area remains a priority for us. In the professional marketplace, we are a global leader in pregnancy and fertility/ovulation testing. Our professional pregnancy tests are generally urine-based, CLIA-waived rapid tests in dipstick or cassette format.

Our professional women’s health products also target diseases or conditions, such as pre-eclampsia, rubella, pre-term labor and premature rupture of membrane, which pose unique threats to mothers, fetuses or newborn babies. Additionally, we offer bone therapy (osteoporosis monitoring). We also market a portfolio of tests for sexually-transmitted diseases. Our women’s health products are currently sold under our Alere, Acceava, Clearview, Osteomark, Sure-Step and TestPack brands.

Health Management.    Our health management business strives to empower participants in our programs and physicians so they can work together towards better health. We believe that by utilizing existing professional diagnostic devices and new devices under development to enhance the delivery of health management and by improving the quality of medical data available to healthcare providers, we can further facilitate cost containment and outcome-driven decision making. We also provide services supporting home INR testing. Currently, our health management business is principally conducted in the United States, but we have plans to expand further internationally.

Our expert-designed health management programs:

•

embrace the entire lifespan, from pre-cradle to end-of-life, and targeted health states, from wellness to prevention to total health management of the individual for those having various chronic illnesses;

•	target high-cost chronic conditions with programs designed to improve outcomes and reduce expenditures;

•	provide health coaches who engage and motivate participants during teachable moments;

•	help participants improve their health by supporting their individual health goals;

•	help payers, physicians, patients and accountable care organizations connect more efficiently through the exchange of health information;

•	bring greater clarity to healthcare with empowering technologies that lead to better outcomes; and

•	offer the expertise of more than 2,000 healthcare professionals who share a passion for patient and customer care.

Our key health management programs are:

Disease and Case Management.    The Alere Disease Management (Chronic Care) Program provides technology-enabled, evidence-based solutions for managing chronic and high-cost conditions, improving clinical outcomes and reducing healthcare costs. The Alere Disease Management Program assists individuals with chronic diseases or conditions to better manage their care by increasing their knowledge about their illnesses, potential complications and the importance of medication and treatment plan compliance. Our highly-trained nurses proactively contact participants to monitor their progress and ensure they are following the plan of care set by their physician. They work with participants to identify potential gaps in care, which occur when individuals are not treated in accordance with national standards of care, or best practices, or when an individual fails to comply with his or her treatment plan.

We offer a personal health support model of care. This model differs from providers of traditional, total population health models in several ways, including how individuals are selected, as well as a more disciplined approach to defining who can benefit from what kinds of ‘touches’ and how these specific interactions are best accomplished. A second key differentiator is the use of the Alere DayLink Monitor for persons participating in higher risk health management programs. The DayLink Monitor records a participant’s weight and/or blood glucose, as well as answers to questions regarding their symptoms. This information is gathered daily and sent to our clinicians for review. The Alere Disease Management Program currently assists individuals with the following chronic diseases or conditions: asthma, coronary artery disease, chronic obstructive pulmonary disease, diabetes, heart failure, pain, weight management and depression. In addition, we also offer Complex Care Management for participants who require more attention and care than a traditional disease management program provides. What distinguishes our two programs is that Complex Care provides on-site care, and the Disease Management (Chronic Care) Program involves telephone contact with Alere clinicians. Our accountable care offerings are designed to provide wellness, decision support, care coordination, care management and case management services to health care providers who agree to be accountable for the quality, cost, and overall care of beneficiaries who are enrolled in such programs.

Women’s & Children’s Health.    Our Women’s and Children’s Health division delivers a wide spectrum of obstetrical care services, ranging from a risk assessment to identify women at risk for pregnancy complications to a neonatal program for early infant care management. In between are home-based obstetrical programs to manage and monitor pregnant women who have medical or pregnancy-related problems that could harm the health of the mother or baby. We deliver telephonic and home-based nursing services that support improved clinical outcomes. We have developed and refined these services over the years to accommodate physician plans of care. We focus on assessment of patient data and providing education. Our high-risk pregnancy management program revenues tend to be seasonal. Revenues tend to decrease with the onset of the holiday season starting with Thanksgiving. As a result, first and fourth quarter revenues each year tend to be lower than second and third quarter revenues.

Wellness.    Wellness Solutions is a suite of integrated wellness programs and resources designed to help organizations reduce health risks and improve the health and productivity of their employees and health plan members, while reducing healthcare-related costs. Wellness programs include screening for risk factors associated with diabetes, cardiovascular heart disease, hypertension and obesity; screening for high-risk pregnancies; assessments of health risks for broad populations; programs that promote better health by encouraging sustainable changes in behavior and health coaching. Our Alere Wellbeing business specializes in web-based learning and phone-based cognitive behavioral coaching to help employers, health plans and state governments improve the overall health and productivity of their covered populations. Alere Wellbeing’s evidence-based programs address the four key modifiable health risks that contribute to chronic disease: tobacco use, nutrition, physical inactivity and stress.

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

Oncology.    The Alere Oncology Program is the longest-running cancer management program (since 1994) in the U.S. The Alere Oncology Program manages adults diagnosed with any cancer that requires treatment beyond a single surgery and includes services for over 42 different tumor types and over 200 stages of cancer. Since the program’s inception, we have managed more than 65,000 participants. Cancer continues to challenge employers and health plans as they search for tools to compassionately manage this condition among their population in the most cost-effective manner. By incorporating “best of breed” practices and coordinating with physicians and participants, we provide an integrated solution to proactively manage this expensive and increasingly chronic disease.

Technology Solutions.    Our technology solutions provide employers and health plans with a powerful portal or “front door” to our continuum of healthcare services and allow individuals to create a confidential on-line record of their personal healthcare data that is compliant with the requirements of the Health Insurance Portability and Accountability Act, or HIPAA, and its regulations. Our Apollo technology platform, which was launched in January 2010, provides the framework and supporting infrastructure for a series of significant enhancements to Alere’s services, including a dynamic, interactive and personalized experience for employees via an enhanced health portal, and was designed to provide us with the ability to integrate data from a variety of sources, including health plans, pharmacy benefit managers, self-reported data and point-of-care devices.

Through our recent acquisition of Wellogic, a provider of software solutions designed to connect the healthcare industry, we now also offer health information exchange solutions, care coordination software solutions and electronic health record, or EHR, technology. These technologies are designed so that comprehensive patient information from multiple venues of care is available at the point of care and easily used by healthcare providers who depend on it. We also intend to include these technologies and services in our accountable care offerings, which are designed to provide wellness, decision support, care coordination, care management and case management services to healthcare providers who agree to be accountable for the quality, cost and overall care of beneficiaries who are enrolled in such programs. Our EHR solutions are certified under the Medicare and Medicaid EHR Incentive Programs authorized under the Health Information Technology for Economic and Clinical Health Act, or HITECH, to allow clients to qualify for incentive payments as they demonstrate meaningful use of EHR technology.

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

Methods of Distribution and Customers

In the United States, Canada, the United Kingdom, Ireland, Germany, Italy, Spain, Portugal, Switzerland, the Netherlands, Belgium, France, Austria, Sweden, Norway, Denmark, Finland, Israel, India, Japan, China, South Korea, Taiwan, Australia, New Zealand, South Africa, Brazil, Argentina and Colombia, we distribute our professional diagnostic products to hospitals, reference laboratories, physician offices and other point-of-care settings through our own sales forces and distribution networks. In these countries, as well as in all other major world markets, we also utilize third-party distributors to sell our products. Our Alere Home Monitoring business facilitates the distribution of our Alere INRatio PT/INR coagulation monitors by contacting targeted customers and facilitating the Medicare reimbursement process for physicians and for patients monitoring at home.

We market our health management programs primarily to health plans (both commercial and governmental) and self-insured employers and, to a lesser extent, to government and governmental programs, pharmaceutical companies and physicians, through our employee sales force and channel partners.

We market and sell our First Check consumer drug testing products in the United States through retail drug stores, drug wholesalers, groceries and mass merchandisers. These products compete intensively with other brand name drug testing products based on price, performance and brand awareness.

Manufacturing

Our primary manufacturing facilities are located in San Diego, California; Scarborough, Maine; Dundee, Scotland; Oslo, Norway; Hangzhou and Shanghai, China; Matsudo, Japan; and Yongin, South Korea. We also manufacture products at a number of other facilities in the United States, Australia, Germany, India, Israel, South Africa, Spain and the United Kingdom.

Our primary manufacturing facilities are ISO certified and registered with the FDA. We manufacture substantially all of our consumable diagnostic products at these facilities. We also manufacture the consumable diagnostic devices containing the diagnostic chemistry or other proprietary diagnostic technology, which are used in conjunction with our diagnostic or monitoring systems, including our Alere Triage system, our Alere Cholestech LDX monitoring devices, our Alere INRatio monitoring devices and the digital pregnancy and ovulation prediction tests and fertility monitors that we supply to the SPD joint venture. We contract with third parties to supply the electronic reader portion of these diagnostic or monitoring systems and to supply various other products that we sell, including our Alere Triage BNP Test for use on Beckman Coulter systems, a majority of our IFA tests and our TECHLAB products.

Research and Development

Our primary research and development centers are in San Diego, California; Scarborough, Maine; Jena, Germany and Cambridge, Stirling and Dundee, United Kingdom. We also conduct research and development at some of our other facilities, including facilities in the United States, Australia, China, Israel, Japan and South Korea. Our research and development programs focus on the development of cardiology, women’s health, infectious diseases, diabetes, oncology and toxicology products together with health management programs, as well as connectivity and information and data management solutions related to our diagnostic products and our health management programs. Information about research and development expenses for the last three fiscal years is provided on page F-4 of the consolidated financial statements.

Global Operations

We are a global company with major manufacturing facilities in the United States, China, Japan, Norway, Scotland, South Korea and significant research and development operations in the United States, Germany and the United Kingdom. Our distribution network supporting our professional diagnostics business includes offices in the United States, Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Colombia, Denmark, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, the Netherlands, New Zealand, Norway, Portugal, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan and the United Kingdom.

Our professional diagnostic products are sold throughout the world. Our health management programs are offered almost exclusively in the United States but we now operate health management units in Australia, Germany and the United Kingdom. During 2011 and 2010, respectively, we generated approximately 61% and 64% of our net revenue from the United States, approximately 17% and 17% from Europe and approximately 22% and 19% from other locations.

For further financial information about geographic areas, see Note 17 of the “Notes to Consolidated Financial Statements” which are included elsewhere in this report.

Competition

Professional Diagnostics.    Our professional diagnostics products are primarily point-of-care rapid diagnostic testing products focused within the areas of cardiology, women’s health, infectious disease, diabetes, oncology and toxicology. Competition for rapid diagnostic products is intense and is primarily based on price, quality, breadth of product line, technology and distribution capabilities. Some competitors in the market for professional rapid diagnostic products, such as Becton Dickinson, are large companies with substantial resources, while numerous smaller, yet aggressive companies also compete with us. No competitor, small or large, offers a portfolio of professional rapid diagnostic products as broad as ours and, as a result, our competitors differ significantly within each of our areas of focus. Automated immunoassay systems also compete with our products, depending on government regulations or when labor shortages force laboratories to automate or when the costs of such systems are lower. Such systems are provided by Abbott, Siemens, Beckman Coulter, Johnson & Johnson, Roche and other large diagnostic companies.

In cardiology, the majority of diagnostic immunoassays utilized by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated analyzers for batch testing. As a result, the primary competitors for our Alere Triage and Alere Cholestech LDX point-of-care testing systems, which consist of rapid diagnostic devices interpreted by portable electronic readers, are the large diagnostic companies identified above that produce automated immunoassay systems. We expect these large companies to continue to compete vigorously to maintain their significant market share of the cardiology testing market. Although we offer our Alere Triage BNP test for use on Beckman Coulter Immunoassay Systems, our other primary cardiology products are not currently designed for automated batch testing. Our Alere Triage products face strong competition from Abbott’s i-Stat hand-held system, and our Alere Cholestech LDX system also faces direct competition from Abaxis Medical Diagnostics, which markets its point-of-care blood laboratory systems to physician office laboratories and from Polymer Technology Systems’ CardioChek test. The primary competitors for our Alere INRatio PT/INR monitoring system are Roche and International Technidyne Corporation, which recently merged with Nexus Dx, who together currently account for approximately 75% of the domestic sales of PT/INR point-of-care and patient self-testing devices.

Becton Dickinson, Quidel and Meridian Bioscience are the largest competitors for our rapid diagnostic tests targeted at women’s health and infectious disease. Our HIV products, in particular, also compete with tests offered by OraSure Technologies. Newer technologies utilizing amplification techniques for analyzing molecular DNA gene sequences, from companies such as Abbott, Becton Dickinson, Roche, Cepheid and Gen-Probe, are making in-roads into the infectious disease market.

In oncology, our Alere NMP-22 diagnostic products aid in diagnosing and monitoring bladder cancer patients, in conjunction with standard diagnostic procedures, and are based on our proprietary nuclear matrix protein technology. Our Alere NMP-22 BladderChek Test is currently the only in-office test approved by the FDA as an aid in the diagnosis of bladder cancer. However, competition in the development and marketing of cancer diagnostics and therapeutics, using a variety of other technologies, is intense. Competing diagnostic products based on other technologies may be introduced by other companies and could adversely affect our competitive position. In a larger sense, our tests also compete with more invasive or expensive procedures, such as surgery, bone scans, magnetic resonance imaging and other in vivo imaging techniques. In the market for urine-based diagnostic tests, our Alere NMP-22 tests also compete with existing cellular-based tests, such as the microscopic examination of suspicious cells, and UroVysion, which is a fluorescent in-situ hybridization test.

In toxicology, the competitors for our drugs of abuse tests include many of the large diagnostics companies named above, which manufacture instrumented drug tests, reagents or instruments sold in a variety of formats to customers in the worldwide employment, transportation, government and clinical sectors. Additionally, in many markets in which the barriers to entry are low due to less stringent regulations, we compete with dozens of privately-held, small and emerging low-cost manufacturers of lateral flow point-of-care drug tests. Our worldwide drug testing laboratory services compete with hundreds of multi-national and regional clinical, toxicology and forensic laboratories.

We also sell ELISA and multiplex immunoassay diagnostic testing products, as well as serology, IFA and microbiology tests, all primarily targeted at infectious and autoimmune diseases. Our ELISA tests compete against large diagnostics companies similar to those named above, which manufacture state-of-the-art automated immunoassay systems and a wide array of diagnostic products designed for processing on those systems. Other competitors, including INOVA Diagnostics, DiaSorin, Qiagen and Diamedx, are smaller companies that compete based on quality and service. In the United States and Canada, we focus on matching the instrumentation and product testing requirements of our customers by offering a wide selection of diagnostic products and test equipment. The markets for our serology, IFA and microbiology products are mature and competition is based primarily on price and customer service. Our main competitors in serology and microbiology testing include Remel and Biokit. Our main competitors in IFA testing are Bio-Rad Laboratories, INOVA Diagnostics, Immuno Concepts, Trinity Biotech, Meridian Biosciences and DiaSorin. However, products in these categories also compete to a large extent against rapid membrane and ELISA products, which are often easier to perform and read and can be more precise.

In the field of diabetes, the competitors for the Afinion Analyzer System and NycoCard System includes Siemens, Bio-Rad Laboratories and Tosoh Corporation. Arriva competes with mail order suppliers, as well as local retail pharmacies, such as Walgreens and CVS. The largest mail-order specialty competitors include Liberty Medical, CCS Medical, Simplex Medical, AmMed Direct, United States Medical Supply and Sanare.

Generally, our professional diagnostic products’ competitive positions may be based on, among other things, being first to market with a novel product, product performance, accuracy, convenience, cost-effectiveness, the strength of our intellectual property and price, as well as on the effectiveness of our sales force and our marketing and distribution partners. Where we face competition from large diagnostic companies, these competitors have greater resources than we do. In addition, certain competitors may have more favorable competitive positions than we do in markets outside the United States.

We believe that our dedication to research and development and our strong intellectual property portfolio, coupled with our manufacturing expertise, diversified product positioning, global market presence and established distribution networks, provide us with a competitive advantage in the point-of-care markets in which we compete.

Health Management.    Competition in the health management market is intense because barriers to entry are low. Other health management service providers include Health Dialog, Healthways and numerous smaller service providers. Our competitors and potential competitors also include health plans, self-insured employers, healthcare providers, pharmaceutical companies, pharmacy benefit management companies, case management companies and other organizations that provide services to health plans, governments, governmental programs and self-insured employers. Some of these entities, particularly health plans and self-insured employers, may be customers or potential customers and may own, acquire or establish health management service providers or capabilities for the purpose of providing health management services in-house. Many of these competitors are considerably larger than we are and have access to greater resources. We believe that our ability to improve clinical and financial outcomes and our technology platforms, most notably our new Apollo system, provide us with certain competitive advantages.

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

Patents and Proprietary Technology; Trademarks

We have built a strong intellectual property portfolio consisting of an increasing number of patents, patent applications and licensed patents which are intended to protect our vision of the technologies, products and services of the future. Our intellectual property portfolio consists of patents that we own and, in some cases, patents or other proprietary rights that we license from third parties, which may be limited with respect to term and in terms of field of use or transferability and may require royalty payments.

The medical device industry, including the diagnostic testing industry, historically has been characterized by extensive litigation regarding patents, licenses and other intellectual property rights. Litigation relating to intellectual property rights is also a risk in the health management industry.

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

Finally, we believe that certain of our trademarks are valuable assets that are important to the marketing of both our products and services. We have applied for or obtained registration for many of these trademarks with the United States Patent and Trademark Office or comparable foreign agencies.

The medical device industry, including the diagnostic testing industry, and the health management industry place considerable importance on obtaining and enforcing patent and trade secret protection for new technologies, products, services and processes. Trademark protection is an important factor in the success of certain of our product lines and health management programs. Our success therefore depends, in part, on our ability to obtain and enforce the patents and trademark registrations necessary to protect our products, to preserve our trade secrets and to avoid or neutralize threats to our proprietary rights from third parties. We cannot, however, guarantee our success in enforcing or maintaining our patent rights; in obtaining future patents or licensed patents in a timely manner or at all; or as to the breadth or degree of protection that our patents or trademark registrations or other intellectual property rights might afford us. For more information regarding the risks associated with our reliance on intellectual property rights, see the discussion in Item 1A entitled “Risk Factors” on pages 16 through 33 of this report.

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

The Medical Device User Fee Act, or MDUFA, will expire in September 2012 and requires reauthorization by Congress. Reauthorization is likely to lead to changes in MDUFA in 2012, possibly affecting funding for the FDA, as well as processes such as 510(k) and CLIA waiver that are relevant to our business.

Certain of our clinicians, such as nurses, must comply with individual licensing requirements. All of our clinicians who are subject to licensing requirements are licensed in the state in which they are physically present, such as the location of the call center from which they operate and, if applicable, states in which they visit or interact with patients, to the extent such licensure is required. In the future, multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license more of our clinicians in more than one state. New judicial decisions, agency interpretations or federal or state laws or regulations could increase the requirement for multi-state licensing of a greater number of our clinical staff, which would increase our administrative costs.

In 2012, we will assume reporting responsibilities under Section 6002 of 2010’s Affordable Care Act, which is commonly referred to as the Physician Payment Sunshine Act, or the Sunshine Act. We will be required to collect data on and annually report to the Centers for Medicare and Medicaid Services, certain payments or other transfers of value to physicians and teaching hospitals and annually report certain physician ownership and investment interests held by physicians or the immediate family members of physicians.

Certain aspects of our health management business are subject to unique licensing or permit requirements by state and local health agencies. In addition, our health management business is subject to HIPAA and the HITECH Act. We are also required to obtain certification to participate in certain governmental payment programs, such as various state or federal Medicare/Medicaid programs. Some states have established Certificate of Need/Determination of Need, or CON/DON, programs regulating the expansion of healthcare operations. The failure to obtain, renew or maintain any of the required licenses, certifications or CON/DONs could adversely affect our business.

For more information about the governmental regulations to which our business is subject and the risk associated with non-compliance with those regulations, see the risk factors discussed in Item 1A entitled “Risk Factors” on pages 16 through 33 of this report.

Employees

As of January 31, 2012, we had approximately 14,500 employees, including temporary and contract employees, of which approximately 7,400 employees are located in the United States. In addition, we utilize consultants specializing in areas such as research and development, risk management, regulatory compliance and marketing.

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

The industries in which we operate, including the medical diagnostic products industry and the health management industry, are rapidly evolving, and developments are expected to continue at a rapid pace. Competition in these industries is intense and expected to increase as new products, services and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions, health management service providers, healthcare providers and health insurers. Many of our existing or potential competitors have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than we do. Our sales and results of operations may be adversely affected by:

•	customers’ perceptions of the comparative quality of our competitors’ products or services;

•	the ability of our competitors to develop products, services and technologies that are more effective than ours or that render ours obsolete;

•	our competitors’ ability to obtain patent protection or other intellectual property rights that would prevent us from offering competing products or services;

•	the ability of our competitors to obtain regulatory approval for the commercialization of products or services more rapidly or effectively than we do; and

•	competitive pricing by our competitors, particularly in emerging markets.

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

Our success depends on our ability to effectively introduce new and competitive products and services. The development of new or enhanced products or services is a complex, costly and uncertain process and is becoming increasingly complex and uncertain in the United States. Furthermore, developing and manufacturing new products and services requires us to anticipate customers’ and patients’ needs and emerging technology trends accurately. We may experience research and development, manufacturing, regulatory, marketing and other difficulties that could delay or prevent our introduction of new or enhanced products and services. The research and development process in the healthcare industry generally takes a significant amount of time from design stage to product launch. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals. We may have to abandon a product in which we have invested substantial resources. We cannot be certain that:

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

These factors, as well as manufacturing or distribution problems or other factors beyond our control, could delay the launch of new products or services. Any delay in the development, approval, production, marketing or distribution of a new product or service could materially and adversely affect our competitive position, our branding and our results of operations.

Our financial condition and results of operations may be adversely affected by international business risks.

We generate a significant percentage of our net revenue from outside the United States, and a significant number of our employees, including manufacturing, sales, support, and research and development personnel, are located in foreign countries, including Australia, Brazil, China, Germany, India, Israel, Japan, Norway, South Korea, South Africa, Spain and the United Kingdom. Conducting business outside the United States subjects us to numerous risks, including:

•

lost revenues as a result of macroeconomic developments, such as the current European budgetary issues, debt crisis and related European financial restructuring efforts, which may cause European governments to reduce spending and cause the value of the Euro to deteriorate, thus reducing the purchasing power of European customers;

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

•	lost revenues or unexpected expenses resulting from the imposition by foreign governments of trade barriers such as tariffs, quotas, preferential bidding, and import restrictions;

•	higher cost of sales resulting from import or export licensing requirements;

•

lost revenues or other adverse effects resulting from acts of war, terrorism, theft or other lawless conduct or otherwise resulting from economic, social or political instability in or affecting foreign countries in which we sell our products or operate;

•	lost revenues or other adverse effects resulting from international sanctions regimes;

•	adverse effects resulting from changes in foreign regulatory or other laws affecting sales of our products or our foreign operations;

•	greater tax liability resulting from international tax laws, including U.S. taxes on foreign subsidiaries;

•	increased financial accounting and reporting burdens and complexities;

•	increased costs to comply with changes in legislative or regulatory requirements;

•	lost revenues or increased expenses resulting from the failure of laws to protect our intellectual property rights; and

•	lost revenues resulting from delays in obtaining import or export licenses, transportation difficulties and delays resulting from inadequate local infrastructure.

Our international operations subject us to varied and complex domestic, foreign and international laws and regulations. Compliance with these laws and regulations often involves significant costs or requires changes in our business practices that may reduce revenues and profitability. We could incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we do not comply with certain regulations. For example, we are subject to the United States Foreign Corrupt Practices Act which, among other restrictions, prohibits U.S. companies and their intermediaries from making payments to foreign officials for the purpose of obtaining or retaining business or otherwise obtaining favorable treatment, as well as anti-bribery and corruption laws of other jurisdictions. In addition, our international activities are subject to compliance with United States economic and trade sanctions, which restrict or otherwise limit our ability to do business in certain designated countries. Our training and compliance program and our other internal control policies and procedures may not always protect us from acts committed by our employees or agents.

Because our business relies heavily on foreign operations and revenues, changes in foreign currency exchange rates and our need to convert currencies may negatively affect our financial condition and results of operations.

Our business relies heavily on our foreign operations. Six of our eight largest manufacturing operations are conducted outside the United States in China, Japan, Norway, Scotland and South Korea, and we also have manufacturing operations in Australia, Germany, India, Israel, South Africa, Spain and the United Kingdom. We have significant research and development operations in Germany and the United Kingdom, and we conduct additional research and development activities outside the United States in Australia, China, Israel, Japan and South Korea. In addition, for the year ended December 31, 2011, approximately 39% of our net revenue was derived from sales outside the United States. Because of the scope of our foreign operations and foreign sales, we face significant exposure to movements in foreign currency exchange rates. Our primary exposures are related to the operations of our European and Asia Pacific subsidiaries and our manufacturing facilities in China, Japan and South Korea. These exposures may change over time as our business practices evolve and could result in increased costs or reduced revenue and could affect our actual cash flow. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant impact on our operating results. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost-effectively mitigate these risks.

Healthcare reform legislation could adversely affect our revenue and financial condition.

The Patient Protection and Affordable Care Act of 2010 (as amended by the Health Care and Education Reconciliation Act of 2010), or the ACA, makes comprehensive reforms at the federal and state level affecting the coverage and payment for healthcare services in the United States. In particular, the ACA significantly alters Medicare Advantage reimbursements by setting the federal benchmark payment closer to the payments in the traditional fee-for-service Medicare program. This change could reduce our revenues from the Medicare Advantage plans for which we perform services, although the precise effect on any particular plan, much less the impact on us, is impossible to predict. Effective January 1, 2013, the ACA includes a 2.3% excise tax on the sale of certain medical devices. Legislative provisions impose federal reporting requirements regarding payments or relationships between manufacturers of covered drugs, devices or biological or medical supplies, and physicians, among others.

The ACA requires that providers of health insurance plans maintain specified minimum medical loss ratios. We believe that the majority of our health management services would qualify as “quality improving activities”, but there have been no regulations specifically classifying our services in such a manner. If our health management services are not classified as “quality improving activities” under the ACA, health insurance providers will not be permitted to count expenditures on those services toward the calculation of their medical loss ratios, which may adversely impact demand for our health management services and the results of operations of our health management business.

Additionally, revenues associated with our recently-acquired diabetes business may be impacted by the Durable Medical Equipment, Prosthetics, Orthotics and Supplies, or the DMEPOS, Competitive Bidding Program. Under this program, in certain designated geographical areas, Medicare will no longer reimburse suppliers for certain products and services, including mail-order diabetes testing supplies, based on the Medicare fee schedule amount. Instead, in those areas, the Centers for Medicare and Medicaid Services, or CMS, will provide reimbursement for those products and services based on a competitive bidding process. Only the suppliers selected through the bidding process will be eligible to have their products reimbursed by Medicare. The DMEPOS Competitive Bidding Program could make it more difficult to sell mail-order diabetes testing supplies in affected areas or require us to sell them at a lower price, either of which could have a material adverse effect on our sales and profitability.

Legislative and regulatory bodies are likely to continue to pursue healthcare reform initiatives and may continue to reduce the funding of the Medicare and Medicaid programs, including Medicare Advantage, in an effort to reduce overall healthcare spending. The ultimate impact of all of the reforms in the ACA, and its impact on us, is impossible to predict. If all of the reforms in the legislation are implemented, or if other reforms in the United States or elsewhere are adopted, those reforms may have an adverse effect on our financial condition and results of operations.

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

In the United States, clearance or approval to commercially distribute new medical devices is received from the FDA through clearance of a Premarket Notification, or 510(k), or through approval of a PMA. The FDA may deny 510(k) clearance because, among other reasons, it determines that our product is not substantially equivalent to another U.S. legally marketed device. The FDA may deny a PMA because, among other reasons, it determines that our product is not sufficiently safe or effective. As part of the clearance or approval process, if we intend to sell certain diagnostic tests for home use or for use by laboratories holding a CLIA Certificate of Waiver, including most physician office laboratories, we must generally provide data demonstrating to the FDA’s satisfaction that our tests are simple with a low risk of error. Failure to obtain FDA clearance or approval would preclude commercialization in the United States, and failure to obtain or maintain CLIA-waived status for any product would preclude us from selling that product for home use or to CLIA-waived laboratories, which could materially and adversely affect our future results of operations.

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

Our businesses are extensively regulated by the FDA and other federal, state and foreign regulatory agencies. These regulations impact many aspects of our operations, including development, manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, physician interaction and record-keeping.

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

A portion of our healthcare products and services are paid for by private and governmental third-party payers, such as Medicare and Medicaid. These third-party payers typically have different and complex billing and documentation requirements that we must satisfy in order to receive payment, and they carefully audit and monitor our compliance with these requirements. We must also comply with numerous other laws applicable to billing and payment for healthcare services, including privacy laws. Failure to comply with these requirements may result in non-payment, refunds, exclusion from government healthcare programs, and civil or criminal liabilities, any of which may have a material adverse effect on our revenues and earnings. In addition, failure by third-party payers to properly process our payment claims in a timely manner could delay our receipt of payment for our products and services, which may have a material adverse effect on our cash flows.

The health management industry is rapidly and continually evolving, and any such changes may impact the health management portion of our business.

The health management industry is rapidly and continually evolving due to factors such as changes in federal and state regulations and cost reduction pressures. We cannot predict with certainty the future growth rate or the ultimate size of the market. Our failure to manage any changes in the industry may adversely affect the revenues and results of operations of our health management business. The success of our health management business depends on a number of factors. These factors include:

•	our ability to differentiate our health management services from those of competitors;

•	the extent and timing of the acceptance of our services as a replacement for, or supplement to, traditional managed-care offerings;

•	the effectiveness of our sales and marketing efforts with customers and their participants, employees or constituents;

•	our ability to devise new and additional services beneficial to health plans, employers and states and their respective participants, employees or constituents;

•

our ability to obtain and retain all necessary licenses, permits and regulatory clearances and approvals related to our services and any products used as part of our services, and to deliver effective, reliable and safe services to our customers and their participants, employees or constituents;

•	our ability to achieve, measure and effectively communicate cost savings for our customers through the use of our services; and

•

our ability to obtain, retain and renew contracts with customers and potential customers with favorable pricing as competition increases and to the extent that customers attempt to provide health management services themselves.

Increasing health insurance premiums and co-payments or high deductible health plans may cause individuals to forgo health insurance and avoid medical attention, either of which may reduce demand for our products and services.

Health insurance premiums, co-payments and deductibles have generally increased in recent years. These increases may cause individuals to forgo health insurance, as well as medical attention. This behavior may reduce demand for our point-of-care diagnostic products and also reduce the number of lives managed by our health management programs.

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

Many of our health management services are provided pursuant to long-term contracts that we may be unable to re-negotiate. If our costs increase, we may be unable to increase our prices, which would adversely affect our overall profit margin and net income.

Demands of third-party payers, cost reduction pressures among our customers and restrictive reimbursement practices may adversely affect our revenues.

Our ability to negotiate favorable contracts with non-governmental payers, including managed-care plans, significantly affects the revenues and operating results of our health management business. Our customers continue to face cost reduction pressures that may cause them to curtail their use of, or reimbursement for, health management services, to negotiate reduced fees or other concessions or to delay payment. Furthermore, the increasing leverage of organized buying groups among non-governmental payers may reduce market prices for our products and services, thereby reducing our profitability. Reductions in price increases or the amounts received from current customers or lower pricing for our services to new customers could have a material adverse effect on the financial position, cash flows and results of operations of our health management business.

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

Future reductions in state spending on existing preventative care programs could reduce our net revenues, net income and cash flows.

Due to budgetary shortfalls, many states are considering, or have enacted, cuts to existing preventative care programs. These cuts have included, or may include, elimination or reduction of coverage for some or all of our preventative care programs. For example, in 2011, several states reduced their funding of smoking cessations programs provided by our Alere Wellbeing business. During 2011, approximately 58% of the net revenue of our Alere Wellbeing business was derived from sales to state governments. Continued state budgetary pressures could lead to further reductions in funding for our services which, in turn, could have a material adverse effect on our financial position and operating results.

Our data management and information technology systems are critical to maintaining and growing our business.

Our business, particularly our health management business, is dependent on the effective use of information technology and, consequently, technology failure or obsolescence may negatively impact our business. In addition, data acquisition, data quality control, data privacy, data security and data analysis, which are a cornerstone of our health management programs, are intense and complex processes subject to error. Untimely, incomplete or inaccurate data, flawed analysis of data or our inability to properly integrate, implement, protect and update systems could have a material adverse impact on our business and results of operations. In particular, we are relying on our recently launched healthcare portal, Apollo, to provide the framework and supporting infrastructure for significantly enhanced future health management programs and to provide a competitive advantage. Apollo is a relatively new system and may not provide these expected benefits or meet our needs or the needs of our customers or program participants.

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

Our ability to protect our information systems and electronic transmissions of sensitive data from data corruption, cyber-based attacks and security breaches is critical to the success of our business.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information, including personal information of our customers. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. In addition, a security breach that leads to disclosure of consumer information (including personally identifiable information) could harm our reputation, compel us to comply with disparate state breach notification laws and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent such security or privacy breaches, our operations could be disrupted, or we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive consumer data.

In addition, the interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain, contradictory and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, this could result in government-imposed fines or orders requiring that we change our data practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Poor economic conditions may negatively impact our toxicology business.

The high rates of unemployment currently affecting the United States and other countries negatively impact the demand for pre-employment drug testing. Additionally, reduced government funding for drug screening programs negatively impacts the market for our toxicology tests. Finally, a portion of our domestic laboratory testing services is reimbursed by Medicare and private payers and is subject to continued downward price pressure. If any or all of these trends continue or accelerate, they may have a material adverse impact on the results of operations of our toxicology business.

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

In addition, our marketing of monitoring services may cause us to be subjected to various product liability or other claims, including, among others, claims that inaccurate monitoring results lead to injury or death, or, in the case of our toxicology monitoring services, the imposition of criminal sanctions. Any product liability or other claim brought against us, regardless of merit, could be costly to defend and could result in an increase to our insurance premiums. If we are held liable for a claim, that claim could materially damage our business and financial condition.

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

We are involved in various legal proceedings arising out of our business. Because of the nature of our business, we may be subject at any particular time to commercial disputes, product liability claims, negligence claims or various other lawsuits arising in the ordinary course of our business, including infringement and other licensing and intellectual property claims, distributor disputes, employment matters or investor matters. The lawsuits we face generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. An adverse ruling or rulings in one or more such lawsuits could, individually or in the aggregate, substantially harm our sales, operations or financial performance.

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

Since our inception, we have acquired numerous businesses, including Standard Diagnostics, Inc., or Standard Diagnostics, in 2010 and Axis-Shield plc, or Axis-Shield, in 2011. The ultimate success of our acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating newly-acquired businesses or assets into our existing businesses. However, the acquisition and successful integration of independent businesses or assets is a complex, costly and time-consuming process, and the benefits we realize may not exceed the costs of the acquisition. The risk and difficulties associated with acquiring and integrating companies and other assets include, among others:

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

These factors could have a material adverse effect on our business, results of operations or financial condition, and managing multiple acquisitions or investments at the same time could exacerbate these risks. To the extent that we issue equity securities in connection with any acquisition or investment, existing shareholders may experience dilution. Additionally, regardless of the form of consideration we pay, acquisitions and investments could negatively impact our net income and earnings per share.

If goodwill or other intangible assets that we have recorded in connection with our acquisitions of other businesses become impaired, we could have to take significant charges against earnings.

As a result of our acquisitions, we have recorded, and may continue to record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. For example, during the fourth quarters of 2011 and 2010, we determined that our goodwill related to our health management business was impaired, resulting in non-cash impairment charges in the amount of approximately $383.6 million and $1.0 billion, respectively. Any further reduction or impairment of the value of goodwill or other intangible assets will result in additional charges against earnings, which could materially reduce our reported results of operations in future periods.

We do not have complete control over the operations of SPD, our 50/50 joint venture with P&G.

Because SPD is a 50/50 joint venture, we do not have complete control over its operations, including business decisions, which may impact SPD’s profitability.

Additionally, certain subsidiaries of P&G have the right, at any time upon certain material breaches by us or our subsidiaries of our obligations under the joint venture documents, to acquire all of our interest in SPD at fair market value less any applicable damages.

Our business has substantial indebtedness.

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2011, we had total debt outstanding of approximately $3.3 billion, which included approximately $2.1 billion in aggregate principal amount of indebtedness outstanding under our secured credit facility, consisting of “A” term loans in the aggregate principal amount of $917.2 million, “B” term loans in the aggregate principal amount of $922.7 million and “Incremental B-1” term loans in the aggregate principal amount of $250.0 million. Our secured credit facility has various final maturity dates occurring in 2016 and 2017, but if certain of our notes remain outstanding as of defined measurement dates in 2015, our secured credit facility will mature on those dates. At December 31, 2011, we also had an aggregate of approximately $1.1 billion in aggregate principal amount of indebtedness outstanding under our senior and senior subordinated notes, all of which matures in 2016 or 2018, as well as $150.0 million in aggregate principal amount of indebtedness outstanding under our 2007 senior subordinated convertible notes, which matures in 2016.

We expect to obtain the money to pay our expenses and to pay the principal and interest on our indebtedness from cash flow from our operations and potentially from other debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt and forego attractive business opportunities. We may be unable to do so on acceptable terms. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

The agreements governing our indebtedness subject us to various restrictions that may limit our ability to pursue business opportunities.

The agreements governing our indebtedness subject us to various restrictions on our ability to engage in certain activities, including, among other things, our ability to:

•	acquire other businesses or make investments;

•	raise additional capital;

•	incur additional debt;

•	pay dividends or make distributions or repurchase or redeem our stock or senior or subordinated debt;

•	prepay indebtedness; and

•	consolidate, merge or sell all or substantially all of our assets.

These restrictions may limit or restrict our cash flow and our ability to pursue business opportunities or strategies that we would otherwise consider to be in our best interests.

Our secured credit facility contains certain financial and other restrictive covenants that we may not satisfy, and that, if not satisfied, could result in the acceleration of the amounts due under our secured credit facility and the limitation of our ability to borrow additional funds in the future.

The agreements governing our secured credit facility subject us to various financial and other restrictive covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to maximum consolidated secured leverage ratios, minimum consolidated interest coverage ratios and limits on capital expenditures. If we violate any of these covenants, we may suffer a material adverse effect. Most notably, our outstanding debt under our secured credit facility could become immediately due and payable, our lenders could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future could be limited or terminated. Alternatively, we could be forced to refinance or renegotiate the terms and conditions of our secured credit facility, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facility, on terms that may be significantly less favorable to us.

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

If we undergo a change of control, as provided in our secured credit facility, the senior notes or the senior subordinated notes, or a fundamental change or termination of trading, as provided in the 2007 senior subordinated convertible notes, we may be required to repay or repurchase some or all of such indebtedness. We may not have sufficient financial resources to satisfy all of our repayment and repurchase obligations. Our failure to purchase notes as required under the senior or senior subordinated notes or the 2007 senior subordinated convertible notes would constitute a default under the relevant indentures and under our secured credit facility and could have material adverse consequences for us and our stakeholders.

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

We are subject to income taxes in both the United States and various foreign jurisdictions, and we may take certain income tax positions on our tax returns that tax authorities may disagree with. We provide reserves for potential payments of tax to various tax authorities related to uncertain tax positions. However, the calculation of our tax liabilities involves the application of complex tax regulations to our global operations in many jurisdictions. Therefore, a dispute with a tax authority may result in a payment that is materially different from our current estimate of the tax liabilities associated with our returns.

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

Our insurance coverage includes product liability, property, healthcare professional and business interruption policies. Our insurance coverage contains policy limits, specifications and exclusions. We believe that our insurance coverage is consistent with general practices within our industry. Nonetheless, we may incur losses of a type for which we are not covered by insurance or which exceed the limits of liability of our insurance policies. In that event, we could experience a significant loss which could have a material negative impact on our financial condition.

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

Future sales of our common stock, including shares issuable upon conversion of our Series B Convertible Perpetual Preferred Stock, or Series B Preferred Stock, or our senior subordinated convertible notes, may adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock or other equity securities in the public market could depress the price of our common stock and impair our ability to raise capital through the sale of additional equity securities. The price of our common stock could be affected by possible sales of the substantial number of shares of our common stock potentially issuable upon conversion of our Series B Preferred Stock or our senior subordinated convertible notes and by other hedging or arbitrage trading activity that may develop involving our common stock. If the conditions applicable to the conversion of our Series B Preferred Stock were satisfied, then subject to adjustment, each of the approximately 1.8 million shares of Series B Preferred Stock outstanding as of December 31, 2011 could convert into 5.7703 shares of our common stock, or approximately 10.2 million shares of our common stock. Upon certain extraordinary transactions, depending on the market price of our common stock at that time, the conversion rate could increase such that significantly more shares of common stock could be issued. Our $150.0 million in aggregate principal amount of senior subordinated convertible notes is convertible into shares of our common stock at a conversion price of approximately $43.98 per share, or approximately 3.4 million shares.

The holders of our Series B Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

As of December 31, 2011, the outstanding shares of our Series B Preferred Stock had an aggregate stated liquidation preference of approximately $709.8 million. Dividends accrue on the shares of Series B Preferred Stock at a rate of 3% per annum, and we have the option to pay these dividends in cash or in shares of common stock or additional shares of Series B Preferred Stock. If we pay these dividends in shares of common stock or additional shares of Series B Preferred Stock, the number of shares of common stock or Series B Preferred Stock issued will be based upon market prices at the time of such payment. Upon a liquidation of our company, the holders of shares of Series B Preferred Stock will be entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is the aggregate stated liquidation preference, plus any accrued and unpaid dividends. Because of the substantial liquidation preference to which the holders of the Series B Preferred Stock are entitled, the amount available to be distributed to the holders of our common stock upon a liquidation of our company could be substantially limited or reduced to zero.

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

Provisions of our certificate of incorporation and bylaws may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests, and may prevent attempts by our stockholders to replace or remove our current management. These provisions include the following:

•

our certificate of incorporation currently provides for three classes of directors with the term of office of one class expiring each year, commonly referred to as a staggered board. By preventing stockholders from voting on the election of more than one class of directors at any annual meeting of stockholders, this provision may have the effect of keeping the current members of our board of directors in control for a longer period of time than stockholders may desire;

•

subject to the rights of the holders of our Series B Preferred Stock, our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control;

In addition, our board of directors may in the future adopt other protective measures, such as a stockholder rights plan, which could delay, deter or prevent a change in control.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters, together with the administrative office for most of our United States consumer operations, is located at 51 Sawyer Road, Waltham, Massachusetts. During 2011 we opened an office in Galway, Ireland from which we oversee and conduct much of our professional diagnostic products business in Europe, and ultimately, outside the United States. We also operate a shared service center in Orlando, Florida, which houses certain critical back-office and sales operations supporting our U.S. professional diagnostics operations. Our health management business is headquartered in Atlanta, Georgia. These key administrative facilities are leased from third parties.

We own approximately 32.6 acres of land in San Diego, California which houses one of our eight primary manufacturing operations, as well as significant administrative and research and development operations for our professional diagnostics business. Our buildings on this property total 336,000 square feet and include 167,000 square feet of manufacturing space for professional diagnostic products.

Our other primary manufacturing operations are in Hangzhou and Shanghai, China; Matsudo, Japan; Yongin, South Korea; Oslo, Norway; Dundee, Scotland and Scarborough, Maine. We manufacture some of our consumer and professional diagnostics products in a manufacturing facility of approximately 410,000 square feet in Hangzhou, China, which we own. The majority of our consumer diagnostic products are manufactured in a facility of approximately 54,000 square feet in Shanghai, China, which we lease. We manufacture our Determine products in a leased space of approximately 35,000 square feet in Matsudo, Japan. Standard Diagnostics manufactures most of its professional diagnostic products in a 63,000 square foot facility in Yongin, South Korea, which we own. Axis-Shield, which we acquired in late 2011, manufactures the majority of our point-of-care products for patients with diabetes in a leased space of approximately 47,500 square feet in Oslo, Norway and a leased space of approximately 51,000 square feet in Dundee, Scotland. We manufacture certain professional diagnostic products in a 64,000 square foot facility that we lease in Scarborough, Maine.

We rely increasingly on toxicology laboratories to provide reliable drugs of abuse testing results to customers. We own two SAMHSA certified laboratories located in Gretna, Louisiana and Richmond, Virginia. We also operate laboratories in Santa Rosa, California; Austin, Texas; Tampa, Florida; Clearwater, Florida and Abingdon, England.

Additionally, we have leases or other arrangements for other facilities in various locations worldwide, including smaller manufacturing operations and laboratories, as well as research and developments operations, administrative or sales offices, call centers and warehouses. We believe that adequate space for our manufacturing, testing and other operations will be available as needed.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities and Use of Proceeds

On October 19, 2011, we issued 839 shares of our common stock upon the net exercise of warrants to purchase 2,400 shares of our common stock, resulting in aggregate non-cash consideration to us of approximately $32,000. On November 11, 2011, we issued 36,794 shares of our common stock upon the exercise of warrants for cash, resulting in aggregate proceeds to us of approximately $625,000. The warrants were issued in private placements relating to various acquisitions. The shares were offered and sold pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

On November 23, 2011, we issued 806,452 shares of our common stock to certain former members of Arriva Medical, LLC in connection with our acquisition of that company. We relied on the exemption from registration afforded by Section 4(2) of the Securities Act.

Market Information

Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “ALR.” The following table sets forth the high and low sales prices of our common stock for each quarter during fiscal 2011 and 2010.

	High	Low
Fiscal 2011
Fourth Quarter	$26.62	$17.82
Third Quarter	$38.53	$19.62
Second Quarter	$41.18	$33.83
First Quarter	$40.55	$34.75
Fiscal 2010
Fourth Quarter	$36.81	$26.61
Third Quarter	$31.60	$25.36
Second Quarter	$40.32	$26.06
First Quarter	$44.87	$38.30

On February 24, 2012, there were 1,955 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain earnings to support our growth strategy and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, on our common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. In addition, restrictive covenants under our secured credit facility and the indentures governing the terms of our senior notes and our senior subordinated notes currently prohibit or limit the payment of cash or stock dividends.

Stock Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock from December 29, 2006 through December 30, 2011 with the cumulative total return of a broad equity market index and a published industry index. This graph assumes an investment of $100.00 on

December 29, 2006 in our common stock, and compares its performance with the NYSE Composite Index and the Dow Jones U.S. Healthcare Index (the “Current Indices”). We paid no dividends on our common stock during the period covered by the graph. The Current Indices reflect a cumulative total return based upon the reinvestment of dividends of the stocks included in those indices. Measurement points are December 29, 2006 and the last trading day of each subsequent year end through December 30, 2011.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Current Indices

Date	ALR	NYSE Composite Index	Dow Jones U.S. Healthcare Index
12/29/06	$100.00	$100.00	$100.00
12/31/07	$145.17	$106.58	$106.56
12/31/08	$48.86	$62.99	$80.96
12/31/09	$107.26	$78.62	$96.23
12/31/10	$94.57	$87.14	$98.57
12/30/11	$59.66	$81.81	$107.92

The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section. This graph will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the five-year period ended December 31, 2011 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

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

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Notes 2(s) and 4 of our consolidated financial statements included elsewhere in this report.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of Operations Data:
Net product sales	$1,683,132	$1,472,403	$1,365,079	$1,151,265	$728,091
Services revenue	679,922	662,185	528,487	405,462	16,646

Net product sales and services revenue	2,363,054	2,134,588	1,893,566	1,556,727	744,737
License and royalty revenue	23,473	20,759	29,075	25,826	21,979

Net revenue	2,386,527	2,155,347	1,922,641	1,582,553	766,716

Cost of net product sales	795,424	688,325	619,503	543,317	365,545
Cost of services revenue	338,232	325,286	240,026	177,098	5,261

Cost of net product sales and services revenue	1,133,656	1,013,611	859,529	720,415	370,806
Cost of license and royalty revenue	7,036	7,149	8,890	8,620	9,149

Cost of net revenue	1,140,692	1,020,760	868,419	729,035	379,955

Gross profit	1,245,835	1,134,587	1,054,222	853,518	386,761
Operating expenses:
Research and development	150,165	133,278	112,848	111,828	69,547
Purchase of in-process research and development	—	—	—	—	173,825
Sales and marketing	565,583	499,124	441,646	381,939	163,028
General and administrative	399,330	446,917	357,033	295,059	155,153
Goodwill impairment charge	383,612	1,006,357	—	—	—
Gain on dispositions, net	—	—	(3,355)	—	—

Operating income (loss)	(252,855)	(951,089)	146,050	64,692	(174,792)
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs and other income (expense), net	86,808	(116,697)	(105,802)	(102,939)	(73,563)

Income (loss) from continuing operations before provision (benefit) for income taxes	(166,047)	(1,067,786)	40,248	(38,247)	(248,355)
Provision (benefit) for income taxes	(24,214)	(29,931)	15,627	(16,644)	(1,049)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(141,833)	(1,037,855)	24,621	(21,603)	(247,306)
Equity earnings of unconsolidated entities, net of tax	8,524	10,566	7,626	1,050	4,372

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Income (loss) from continuing operations	(133,309)	(1,027,289)	32,247	(20,553)	(242,934)
Income (loss) from discontinued operations, net of tax	—	11,397	1,934	(1,048)	(418)

Net income (loss)	(133,309)	(1,015,892)	34,181	(21,601)	(243,352)
Less: Net income attributable to non-controlling interests	233	1,418	465	167	1,401

Net income (loss) attributable to Alere Inc. and Subsidiaries	(133,542)	(1,017,310)	33,716	(21,768)	(244,753)
Preferred stock dividends	(22,049)	(24,235)	(22,972)	(13,989)	—
Preferred stock repurchase	23,936	—	—	—	—

Net income (loss) available to common stockholders(1)	$(131,655)	$(1,041,545)	$10,744	$(35,757)	$(244,753)

Basic net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) per common share from continuing operations	$(1.58)	$(12.47)	$0.11	$(0.45)	$(4.74)
Income (loss) per common share from discontinued operations	$—	$0.14	$0.02	$(0.01)	$(0.01)

Net income (loss) per common share(1)	$(1.58)	$(12.33)	$0.13	$(0.46)	$(4.75)

Diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) per common share from continuing operations	$(1.58)	$(12.47)	$0.11	$(0.45)	$(4.74)
Income (loss) per common share from discontinued operations	$—	$0.14	$0.02	$(0.01)	$(0.01)

Net income (loss) per common share(1)	$(1.58)	$(12.33)	$0.13	$(0.46)	$(4.75)

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$299,173	$401,306	$492,773	$141,324	$414,732
Working capital	$669,275	$411,399	$828,944	$470,349	$674,048
Total assets	$6,672,701	$6,330,374	$6,943,992	$5,955,360	$4,880,759
Total debt	$3,353,495	$2,398,985	$2,149,324	$1,520,534	$1,387,849
Other long-term obligations	$534,098	$589,822	$847,634	$809,254	$648,431
Total stockholders’ equity	$2,229,234	$2,575,038	$3,527,555	$3,278,838	$2,586,667

(1)	Net income (loss) available to common stockholders and basic and diluted net income (loss) per common share are computed consistent with annual per share calculations described in Notes 2(o) and 12 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K, including this Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements in this Item 7 include, without limitation, statements regarding anticipated expansion and growth in certain of our product and service offerings, the impact of our research and development activities, potential new product and technology achievements, the potential for selective acquisitions, including acquisitions of health management businesses outside the United States, our ability to improve our working capital and operating margins, our expectations with respect to Apollo, our integrated health management technology platform, our ability to improve care and lower healthcare costs for both providers and patients, and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Item 1A entitled “Risk Factors,” which begins on page 16 of this report, as well as those factors identified from time to time in our periodic filings with the Securities and Exchange Commission. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

Overview

We enable individuals to take charge of improving their health and quality of life at home, under medical supervision, by developing new capabilities in near-patient diagnosis, monitoring and health management. Our global, leading products and services, as well as our new product development efforts, currently focus on cardiology, infectious disease, toxicology, diabetes, oncology and women’s health. We are continuing to expand our product and service offerings in all of these categories.

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

We have continued to grow through strategic acquisitions, including our November 2011 acquisition of Axis-Shield plc, or Axis-Shield, an innovative Anglo-Norwegian developer and manufacturer of in vitro diagnostic tests, as well as other small, but strategic, acquisitions during the year.

We have also continued to lay the groundwork for future revenue and earnings growth by focusing our efforts on new product development and introductions. Our important new products, including the epoc System, the Alere CD4 Analyzer and the Alere Heart Check System, have begun to penetrate the markets into which they have been launched, and we expect this trend to continue. We are also focused on expanding our global sales force. We also continued to build awareness and acceptance for our two novel biomarkers, NGAL and placental growth factor, or PLGF.

2011 Financial Highlights

•	Net revenue increased by $231.2 million, or 11%, to $2.4 billion in 2011, from $2.2 billion in 2010.

•	Gross profit increased by $111.2 million, or 10%, to $1.2 billion in 2011, from $1.1 billion in 2010.

•

For the year ended December 31, 2011, we generated a loss from continuing operations attributable to Alere Inc. and Subsidiaries of $131.7 million, or $1.58 per basic and diluted common share. For the year ended December 31, 2010, we generated a loss from continuing operations attributable to Alere Inc. and Subsidiaries of $1.1 billion, or $12.47 per basic and diluted common share. The 2011 and 2010 net loss included a $383.6 million and $1.0 billion non-cash charge, respectively, associated with the impairment of goodwill in our health management business segment and reporting unit.

•

During 2011, P&G’s option to require us to acquire its interest in SPD at fair market value expired. In connection with the expiration of the option, we recognized a gain totaling approximately $288.9 million during 2011.

•	During 2011, we repurchased approximately $283.9 million of our outstanding securities, as described in more detail below.

•	In November 2011, our 10-year non-competition agreement with Johnson & Johnson in the field of diabetes expired, and we subsequently re-entered the diabetes market by way of two acquisitions.

Results of Operations

The following discussions of our results of continuing operations exclude the results related to the vitamins and nutritional supplements business segment, which was previously presented as a separate operating segment prior to its divestiture in January 2010. The vitamins and nutritional supplements business segment has been segregated from continuing operations and is reflected as discontinued operations in our consolidated financial statements. See “Income from Discontinued Operations, Net of Tax” below. Results excluding the impact of currency translation are calculated on the basis of local currency results, using foreign currency exchange rates applicable to the earlier comparative period. We believe discussion of information using the same foreign currency exchange rates helps investors isolate the impact of changes in those rates from other trends. Our results of operations were as follows:

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Product Sales and Services Revenue.    Net product sales and services revenue increased by $228.5 million, or 11%, to $2.4 billion in 2011 from $2.1 billion in 2010. Net product sales and services revenue increased primarily as a result of our health management and professional diagnostics-related acquisitions which contributed an aggregate of $163.2 million of the non-currency-adjusted increase. Excluding the impact of currency translation, net product sales and services revenue in 2011 grew by approximately $199.9 million, or 9%, over 2010. Contributing to the increase in net product sales and services revenue was an increase in North American flu-related net product sales during 2011, which increased approximately $27.2 million, from $18.8 million in 2010 to $46.1 million in 2011, as a result of a more typical flu season in 2011 than the lower-than-normal flu levels observed in 2010. Net product sales and services revenue in our health management segment was adversely impacted by the increasingly competitive environment, including pricing pressures and the impact of health plans in-sourcing less differentiated services, such as disease management. Also contributing to the decrease was the loss of approximately $13.1 million of revenue related to the discontinuance of the administration of the drug therapy terbutalene, as a result of the Food and Drug Administration’s new warning against the use of terbutalene to treat preterm labor in certain situations, which impacted our women’s and children’s health business. Wellness net product sales and services revenue from our Alere Wellbeing business, formerly known as Free & Clear, has been negatively impacted as a result of the continuation of decreased funding under certain states’ quitline programs. Additionally, our patient self-testing services business was adversely impacted by a reimbursement policy change from the Centers for Medicare and Medicaid Services.

Net Product Sales and Services Revenue by Business Segment.    Net product sales and services revenue by business segment for 2011 and 2010 is as follows (in thousands):

	2011	2010	% Increase (Decrease)
Professional diagnostics	$1,736,172	$1,440,718	21%
Health management	534,514	598,819	(11)%
Consumer diagnostics	92,368	95,051	(3)%

Net product sales and services revenue	$2,363,054	$2,134,588	11%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for 2011 and 2010 (in thousands):

	2011	2010	% Increase
Infectious disease	$564,983	$437,709	29%
Cardiology	518,746	488,497	6%
Toxicology	387,209	300,125	29%
Diabetes	14,960	—	N/A
Other	250,274	214,387	17%

Professional diagnostics net product sales and services revenue	$1,736,172	$1,440,718	21%

Net product sales and services revenue from our professional diagnostics business segment increased by $295.5 million, or 21%, to $1.7 billion in 2011, from $1.4 billion in 2010. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $266.9 million, or 19%, comparing 2011 to 2010. Net product sales and services revenue increased primarily as a result of acquisitions which contributed an aggregate of $161.1 million of the non-currency-adjusted increase. Contributing to the increase in net product sales and services revenue was an increase in North American flu-related net product sales during 2011, as compared to 2010. Net product sales from our North American flu sales increased approximately $27.2 million, from $18.8 million in 2010 to $46.1 million in 2011, as a result of a more typical flu season in 2011 than the lower-than-normal flu levels observed in 2010. Excluding the impact of acquisitions and the increase in flu-related sales during the comparable periods, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was 6%.

Within our professional diagnostics business segment, net product sales and services revenue for our infectious disease business increased by approximately $127.3 million, or 29%, to $565.0 million in 2011, from $437.7 million in 2010, driven by increased North American flu-related, HIV and malaria net product sales, coupled with the impact of two recent Brazilian acquisitions, which contributed approximately $29.6 million of the increase, and our acquisition of Axis-Shield in November 2011, which contributed approximately $6.5 million of the increase. Net product sales and services revenue for our cardiology business increased by approximately $30.2 million, or 6%, to $518.7 million in 2011, from $488.5 million in 2010, driven particularly by growth outside the U.S., growth in our domestic cholesterol and professional coagulation testing businesses and our acquisition of Axis-Shield, which contributed approximately $4.2 million of the increase, offset by continued softness in domestic BNP net product sales, primarily related to issues with sales on the Beckman Coulter platform. Our toxicology business increased by approximately $87.1 million, or 29%, to $387.2 million in 2011, from $300.1 million in 2010, with our recent acquisitions contributing approximately $74.4 million of the increase. Our diabetes net product sales and services revenue in 2011 relates to two acquisitions completed during the fourth quarter of 2011.

Health Management

The following table summarizes our net product sales and services revenue from our health management business segment by groups of similar products and services for 2011 and 2010 (in thousands):

	2011	2010	% Increase (Decrease)
Disease and case management	$237,938	$281,563	(15)%
Women’s & children’s health	114,287	126,910	(10)%
Wellness	104,868	103,343	1%
Patient self-testing services	77,421	87,003	(11)%

Health management net product sales and services revenue	$534,514	$598,819	(11)%

Net product sales and services revenue from our heath management business segment decreased by $64.3 million, or 11%, to $534.5 million in 2011, from $598.8 million in 2010. Net product sales and services revenue in our health management segment was adversely impacted by the increasingly competitive environment, including pricing pressures and the impact of health plans in-sourcing less differentiated services, such as disease and case management. Also contributing to the decrease was the loss of approximately $13.1 million of revenue related to the discontinuance of the administration of the drug therapy terbutalene, as a result of the Food and Drug Administration’s new warning against the use of terbutalene to treat preterm labor in certain situations, which impacted our women’s and children’s health business. Additional revenue loss of approximately $2.8 million resulted from the closure of our GeneCare business located in Chapel Hill, North Carolina during the first quarter of 2011. Wellness net product sales and services revenue from our Alere Wellbeing business, formerly known as Free & Clear, has been negatively impacted as a result of the continuation of decreased funding under certain states’ quitline programs. Additionally, our patient self-testing services business was adversely impacted by a reimbursement change from the Centers for Medicare and Medicaid Services.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment decreased by $2.7 million, or 3%, to $92.4 million in 2011, from $95.1 million in 2010. The decrease was primarily driven by a decrease of our non-SPD related revenue totaling approximately $4.4 million, comparing 2011 to 2010. The decrease in our non-SPD related revenue primarily relates to the loss of a distribution contract for certain products in the United Kingdom in late 2010. The decrease in our non-SPD related revenue was partially offset by an increase in our SPD-related revenue, which increased approximately $1.8 million, comparing 2011 to 2010. Net product sales by SPD were $209.2 million and $193.8 million during 2011 and 2010, respectively.

Net Product Sales and Services Revenue by Geographic Location.    Net product sales and services revenue by geographic location for 2011 and 2010 is as follows (in thousands):

	2011	2010	% Increase
United States	$1,433,372	$1,363,145	5%
Europe	393,285	358,865	10%
Elsewhere	536,397	412,578	30%

Net product sales and services revenue	$2,363,054	$2,134,588	11%

Net product sales and services revenue of $1.4 billion and $1.4 billion generated in the United States were approximately 61% and 64%, respectively, of total net product sales and services revenue for the year ended December 31, 2011 and 2010, respectively. The growth in net product sales and services revenue in all geographic regions resulted primarily from the various acquisitions and organic growth, both discussed above.

License and Royalty Revenue.    License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by $2.7 million, or 13%, to $23.5 million in 2011, from $20.8 million in 2010. The increase in license and royalty revenue during 2011 was largely driven by our acquisition of Axis-Shield, which contributed approximately $1.8 million of the increase.

Gross Profit and Margin Percentage.    Gross profit increased by $111.2 million, or 10%, to $1.2 billion in 2011, from $1.1 billion in 2010. The increase in gross profit during 2011 was largely attributed to the increase in net product sales and services revenue resulting from acquisitions, an increase in North American flu-related net product sales and organic growth from our professional diagnostics business segment. Cost of net revenue during 2011 and 2010 included amortization of $6.0 million and $6.6 million, respectively, relating to the write-up of inventory to fair value in connection with certain acquisitions. Reducing gross profit for 2011 and 2010 was $2.9 million and $3.9 million in restructuring charges, respectively.

Cost of net revenue included amortization expense of $63.2 million and $63.0 million for 2011 and 2010, respectively.

Overall gross margin percentage was 52% in 2011, compared to 53% in 2010.

Gross Profit from Net Product Sales and Services Revenue by Business Segment.    Gross profit from net product sales and services revenue increased by $108.4 million to $1.2 billion in 2011, from $1.1 billion in 2010. Gross profit from net product sales and services revenue by business segment for 2011 and 2010 is as follows (in thousands):

	2011	2010	% Increase (Decrease)
Professional diagnostics	$964,034	$801,745	20%
Health management	245,753	297,085	(17)%
Consumer diagnostics	19,611	22,147	(11)%

Gross profit from net product sales and services revenue	$1,229,398	$1,120,977	10%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue increased by $162.3 million, or 20%, to $964.0 million during 2011, compared to $801.7 million during 2010, primarily as a result of the increase in net product sales and services revenue, as discussed above.

Cost of professional diagnostics net product sales and services revenue during 2011 and 2010 included amortization of $6.0 million and $6.6 million, respectively, relating to the write-up of inventory to fair value in connection with certain acquisitions. Reducing gross profit for 2011 and 2010 was $2.3 million and $3.3 million in restructuring charges, respectively.

Cost of professional diagnostics net product sales and services revenue included amortization expense of $55.1 million and $53.7 million for 2011 and 2010, respectively.

As a percentage of our professional diagnostics net product sales and services revenue, gross profit from our professional diagnostics business was 56% in both 2011 and 2010.

Health Management

Gross profit from our health management net product sales and services revenue decreased by $51.3 million, or 17%, to $245.8 million during 2011, compared to $297.1 million during 2010, primarily as a result of the decrease in net product sales and services revenue as discussed above. Reducing gross profit for 2011 and 2010 was $0.7 million and $0.6 million in restructuring charges, respectively.

Cost of health management net product sales and services revenue included amortization expense of $6.7 million and $7.7 million for 2011 and 2010, respectively.

As a percentage of our health management net product sales and services revenue, gross profit from our health management business was 46% in 2011, compared to 50% in 2010. The lower margin percentage earned during 2011 is primarily a result of the decrease in net product sales and services revenue, as discussed above.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue decreased $2.5 million, or 11%, to $19.6 million during 2011, compared to $22.1 million during 2010. The decrease in gross profit is primarily a result of changes in net product sales and services revenue mix during 2011, as discussed above.

Cost of consumer diagnostics net product sales and services revenue included amortization expense of $1.4 million and $1.5 million for 2011 and 2010, respectively.

As a percentage of our consumer diagnostics net product sales and services revenue, gross profit from our consumer diagnostics business was 21% for 2011, compared to 23% in 2010. The lower margin percentage earned during 2011 is primarily a result of the change in net product sales and services revenue, as discussed above.

Research and Development Expense.    Research and development expense increased by $16.9 million, or 13%, to $150.2 million in 2011, from $133.3 million in 2010. Included in research and development expense in 2011 is $3.9 million of stock-based compensation expense, representing a decrease of approximately $3.2 million from 2010. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $0.4 million and $0.5 million were included in research and development expense during 2011 and 2010, respectively. Amortization expense of $12.6 million and $4.8 million was included in research and development expense for 2011 and 2010, respectively.

Research and development expense as a percentage of net revenue was 6% for both 2011 and 2010.

Sales and Marketing Expense.    Sales and marketing expense increased by $66.5 million, or 13%, to $565.6 million in 2011, from $499.1 million in 2010. The increase in sales and marketing expense primarily relates to additional spending related to newly-acquired businesses along with an increase in our global sales force in support of product launches. Amortization expense of $220.9 million and $212.3 million was included in sales and marketing expense for 2011 and 2010, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $5.0 million and $1.5 million were included in sales and marketing expense during 2011 and 2010, respectively.

Sales and marketing expense as a percentage of net revenue was 24% and 23% for 2011 and 2010, respectively.

General and Administrative Expense.    General and administrative expense decreased by $47.6 million, or 11%, to $399.3 million in 2011, from $446.9 million in 2010. General and administrative expense in 2010 included $60.1 million of compensation expense recorded in connection with purchasing the remaining shares of a minority shareholder of Standard Diagnostics. Excluding the impact of the $60.1 million of compensation expense recorded in 2010, general and administrative expense increased approximately $12.5 million, or 3%, to $399.3 million in 2011, from $386.8 million in 2010. The increase in the adjusted general and administrative expense primarily relates to additional spending related to newly-acquired businesses. Acquisition-related costs of $11.5 million and $8.2 million were included in general and administrative expense for 2011 and 2010, respectively. Included in general and administrative expense for 2011 and 2010 was $14.1 million of income and $1.8 million of expense, respectively, recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations. Amortization expense of $11.2 million and $18.4 million was included in general and administrative expense for 2011 and 2010, respectively.

General and administrative expense as a percentage of net revenue was 17% and 21% for 2011 and 2010, respectively.

Impairment of Goodwill.    We conducted our annual goodwill impairment analysis during the fourth quarter of 2011. When conducting Step 1 of the impairment analysis, as prescribed by ASC 350, Intangibles — Goodwill and Other, or ASC 350, the analysis indicated that the carrying value of the net assets of our health management reporting unit exceeded the estimated fair value of the reporting unit. As a result, we were required to complete Step 2 of the impairment analysis, as prescribed by ASC 350, to determine the amount of the goodwill impairment charge. The Step 2 portion of the analysis indicated that we needed to record a goodwill impairment charge of approximately $383.6 million, which was recorded during the fourth quarter of 2011. Any further reduction or impairment of the value of goodwill or other intangible assets will result in additional charges against earnings, which could materially reduce our reported results of operations in future periods. Further details of the goodwill impairment analysis are disclosed in Note 2 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Interest Expense.    Interest expense includes interest charges, and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense increased by $64.5 million, or 46%, to $204.0 million in 2011, from $139.4 million in 2010. This increase was partially due to interest expense of $32.5 million recorded in 2011, in connection with the termination of our former secured credit facility and related interest rate swap agreement, coupled with the amortization of fees paid for certain debt modifications. Contributing to the increase in interest expense recorded in 2011, compared to 2010, was interest expense incurred on our 8.625% senior subordinated notes issued in September 2010, totaling approximately $36.4 million in 2011, compared to $9.9 million in 2010. Additionally, higher outstanding debt balances during 2011, compared to 2010, contributed to the increase in interest expense during the respective periods.

Other Income (Expense), Net.    Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	2011	2010	Change
Interest income	$2,570	$1,960	$610
Foreign exchange gains (losses), net	(22,870)	9,752	(32,622)
Other	22,183	11,026	11,157

Other income (expense), net	$1,883	$22,738	$(20,855)

The decrease in foreign exchange gains (losses), net for 2011, compared to 2010, was primarily the result of a $12.7 million realized foreign currency loss associated with a cash balance established in connection with the Axis-Shield acquisition in 2011, a $1.9 million realized foreign currency loss associated with the settlement of an acquisition-related contingent consideration obligation during 2011, as well as additional net realized and unrealized foreign exchange losses associated with changes in currency exchange rates during the respective periods.

Other income of $22.2 million for 2011 includes $13.8 million of income associated with an amendment of our license agreement with Quidel, which also includes a settlement of prior period royalties, $5.0 million of income associated with the settlement of a dispute over certain intellectual property rights, a $4.8 million reversal of a prior period legal settlement reserve no longer deemed necessary, partially offset by approximately $1.6 million of losses recorded on disposal of fixed assets.

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

Gain on Sale of Joint Venture Interest.    In connection with the formation of SPD in May 2007, we entered into an option agreement with P&G, pursuant to which P&G had the right, for a period of 60 days commencing on May 17, 2011, to require us to acquire all of P&G’s interest in SPD at fair market value. No gain on the proceeds that we received from P&G through the formation of SPD was recognized in our financial statements until P&G’s option to require us to purchase its interest in SPD expired. On July 16, 2011, P&G’s option to require us to acquire its interest in SPD at fair market value expired. In connection with the expiration of the option, the gain totaling approximately $288.9 million was recognized during the third quarter of 2011.

Provision (Benefit) for Income Taxes.    Provision (benefit) for income taxes decreased by $5.7 million, to a $24.2 million benefit in 2011, from a $29.9 million benefit in 2010. The effective tax rate in 2011 was 15%, compared to 3% in 2010. The decrease in the benefit for income taxes from 2010 to 2011 is primarily related to the tax provision associated with the taxes on foreign income. The increase in the effective tax rate between the two years primarily results from the rate differential on foreign earnings and state income taxes.

The primary components of the 2011 provision for income taxes relate to U.S. federal and state income taxes, taxes on foreign income and the recognition of a tax benefit associated with the goodwill impairment charge recorded during 2011. The primary components of the 2010 provision for income taxes relate to U.S. federal and state income taxes, taxes on foreign income and the recognition of a tax benefit associated with the goodwill impairment charge recorded during 2010.

Equity Earnings in Unconsolidated Entities, Net of Tax.    Equity earnings in unconsolidated entities are reported net of tax and include our share of earnings in entities that we account for under the equity method of accounting. Equity earnings in unconsolidated entities, net of tax, for the year ended December 31, 2011 primarily reflect the following: (i) earnings from our 50% interest in SPD in the amount of $5.9 million, (ii) earnings from our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.7 million and (iii) earnings from our 49% interest in TechLab, Inc., or TechLab, in the amount of $2.0 million. Equity earnings in unconsolidated entities, net of tax, for the year ended December 31, 2010 reflect the following: (i) earnings from our 50% interest in SPD in the amount of $8.5 million, (ii) earnings from our 40% interest in Vedalab, in the amount of $0.2 million and (iii) earnings from our 49% interest in TechLab, in the amount of $1.9 million.

Income from Discontinued Operations, Net of Tax.    The results of the vitamins and nutritional supplements business are included in income from discontinued operations, net of tax, for all periods presented. For the year ended December 31, 2010, the discontinued operations generated net income of approximately $11.4 million, which includes a gain of $18.7 million ($11.6 million, net of tax) on the sale of the vitamins and nutritional supplements business.

Net Income (Loss).    For the year ended December 31, 2011, we generated a net loss available to common stockholders of $131.7 million, or $1.58 per common share, compared to a net loss available to common stockholders of $1.0 billion, or $12.33 per common share for the year ended December 31, 2010. Net loss available to common stockholders reflects $22.0 million and $24.2 million of preferred stock dividends paid during the years ended December 31, 2011 and 2010, respectively, and $23.9 million of income associated with the repurchase of preferred stock during the year ended December 31, 2011. The net loss in 2011 and 2010 resulted from the various factors as discussed above. See Note 12 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the calculation of net income (loss) per common share.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Product Sales and Services Revenue.    Net product sales and services revenue increased by $241.0 million, or 13%, to $2.1 billion in 2010 from $1.9 billion in 2009. Net product sales and services revenue increased primarily as a result of our health management and professional diagnostics-related acquisitions which contributed $338.0 million of the increase. Excluding the impact of currency translation, net product sales and services revenue in 2010 grew by approximately $237.6 million, or 13%, over 2009. Offsetting the increased net product sales and services revenue contributed by acquisitions was a decrease in North American flu-related net product sales during 2010, as compared to 2009. Net product sales from our North American flu sales declined approximately $82.3 million, from $101.1 million in 2009 to $18.8 million in 2010, as a result of a weaker than normal flu season in 2010 and unusually strong flu sales during 2009 caused by the H1N1 flu outbreak. In addition, worldwide respiratory sales, excluding North American flu sales, discussed above, declined approximately $19.4 million, comparing 2010 to 2009. Net product sales and services revenue in our health management segment, excluding the impact of acquisitions, was adversely impacted by the increasingly competitive environment, particularly in the less differentiated services, such as disease management and case management.

Net Product Sales and Services Revenue by Business Segment.    Net product sales and services revenue by business segment for 2010 and 2009 is as follows (in thousands):

	2010	2009	% Increase (Decrease)
Professional diagnostics	$1,440,718	$1,238,251	16%
Health management	598,819	521,695	15%
Consumer diagnostics	95,051	133,620	(29)%

Net product sales and services revenue	$2,134,588	$1,893,566	13%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for 2010 and 2009 (in thousands):

	2010	2009	% Increase
Infectious disease	$437,709	$438,946	—%
Cardiology	488,497	441,499	11%
Toxicology	300,125	154,965	94%
Other	214,387	202,841	6%

Professional diagnostics net product sales and services revenue	$1,440,718	$1,238,251	16%

Net product sales and services revenue from our professional diagnostics business segment increased $202.5 million, or 16%, to $1.4 billion in 2010, from $1.2 billion in 2009. Net product sales and services revenue increased primarily as a result of our acquisitions, which contributed an aggregate total of $216.0 million in net product sales and services revenue in 2010. Offsetting the increased net product sales and services revenue contributed by acquisitions was a decrease in North American flu-related net product sales during 2010, compared to 2009. Net product sales from our North American flu sales declined approximately $82.3 million as a result of a weaker than normal flu season in 2010 and unusually strong flu sales during 2009 caused by the H1N1 flu outbreak. In addition, worldwide respiratory sales, excluding North American flu sales discussed above, declined approximately $19.4 million, comparing 2010 to 2009. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $198.7 million, or 16%, comparing 2010 to 2009. Excluding the impact of currency translation and the decrease in flu-related sales during the comparable periods, organic growth for our professional diagnostics net product sales and services revenue was 6%.

Within our professional diagnostics business segment, net product sales and services revenue for our infectious disease business remained flat in 2010, compared to 2009, as net product sales and services revenue contributed by acquisitions, such as Standard Diagnostics, was offset by a decrease in our North American flu sales, as described above. Net product sales and services revenue in our cardiology business increased approximately $47.0 million, or 11%, to $488.5 million, from $441.5 million, driven particularly by acquisitions. Our toxicology business increased approximately $145.2 million, or 94%, to $300.1 million in 2010, from $155.0 million in 2009, driven primarily by our acquisitions of Concateno, Alere Toxicology and Immunalysis.

Health Management

The following table summarizes our net product sales and services revenue from our health management business segment by groups of similar products and services for 2010 and 2009 (in thousands):

	2010	2009	% Increase (Decrease)
Disease and case management	$281,563	$295,180	(5)%
Women’s & children’s health	126,910	140,263	(10)%
Wellness	103,343	41,576	149%
Patient self-testing services	87,003	44,676	95%

Health management net revenue	$598,819	$521,695	15%

Our health management net product sales and services revenue increased $77.1 million, or 15%, to $598.8 million in 2010, from $521.7 million in 2009. Net product sales and services revenue from our health management business increased primarily as a result of our acquisitions, which contributed an aggregate of $122.0 million in net product sales and services revenue in 2010. Net product sales and services revenue in our health management segment was adversely impacted by the increasingly competitive environment, including pricing pressures and the impact of health plans in-sourcing less differentiated services, such as disease and case management. Net product sales and services revenue for our wellness and patient self-testing services businesses increased principally as a result of acquisitions.

Consumer Diagnostics

Our consumer diagnostics net product sales and services revenue decreased by $38.6 million, or 29%, to $95.1 million in 2010, from $133.6 million in 2009. The decrease during 2010, as compared to 2009, was primarily driven by a decrease of approximately $35.0 million of manufacturing revenue associated with our manufacturing agreement with our 50/50 joint venture with P&G, or SPD, whereby we manufacture and sell consumer diagnostic products to SPD. Our manufacturing revenue is generated on a cost-plus basis. Manufacturing revenue has been adversely impacted as a result of transitioning the manufacturing of our consumer diagnostic-related products to some of our lower cost facilities and to certain third party facilities. Net product sales by SPD were $193.8 million and $184.6 million during 2010 and 2009, respectively. The transition of the manufacturing of our consumer diagnostic-related products to lower cost facilities was substantially completed at the end of 2010.

Net Product Sales and Services Revenue by Geographic Location.    Net product sales and services revenue by geographic location for 2010 and 2009 is as follows (in thousands):

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

License and Royalty Revenue.    License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by $8.3 million, or 29%, to $20.8 million in 2010, from $29.1 million in 2009. The decrease in license and royalty revenue during 2010 was largely attributed to a decrease in royalty payments received from Quidel under existing licensing agreements in 2010 and a $5.0 million royalty payment received during 2009, in connection with a license arrangement in the field of animal health diagnostics. The decrease in royalties received from Quidel during 2010 is a result of a decrease in flu-related product sales.

Gross Profit and Margin.    Gross profit increased by $80.4 million, or 8%, to $1.1 billion in 2010, from $1.0 billion in 2009. The increase in gross profit during 2010, compared to 2009, was largely attributed to the increase in net product sales and services revenue resulting from acquisitions and organic growth from our professional diagnostics business segment. Cost of net revenue during 2010 included amortization of $6.6 million relating to the write-up of inventory to fair value in connection with certain acquisitions. Cost of net revenue during 2009 included amortization of $2.0 million relating to the write-up of inventory to fair value in connection with the acquisition of Concateno during the third quarter of 2009. Reducing gross profit for 2010 and 2009 was $3.9 million and $9.5 million in restructuring charges, respectively.

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

Gross Profit from Net Product Sales and Services Revenue by Business Segment.    Gross profit from net product sales and services revenue increased by $86.9 million to $1.1 billion in 2010, from $1.0 billion in 2009. Gross profit from net product sales and services revenue by business segment for 2010 and 2009 is as follows (in thousands):

	2010	2009	% Increase
Professional diagnostics	$801,745	$733,640	9%
Health management	297,085	280,547	6%
Consumer diagnostics	22,147	19,850	12%

Gross profit from net product sales and services revenue	$1,120,977	$1,034,037	8%

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

Cost of professional diagnostics net product sales and services revenue included amortization expense of $53.7 million and $35.0 million for 2010 and 2009, respectively.

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

Cost of health management net product sales and services revenue included amortization expense of $7.7 million and $5.6 million for 2010 and 2009, respectively.

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

Cost of consumer diagnostics net product sales and services revenue included amortization expense of $1.5 million and $1.6 million for 2010 and 2009, respectively.

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

Interest Expense.    Interest expense includes interest charges, and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense increased by $32.6 million, or 31%, to $139.4 million in 2010, from $106.8 million in 2009. The increase was principally due to additional interest expense incurred on our 9% subordinated notes, 7.875% senior notes and 8.625% subordinated notes, totaling $69.5 million for 2010, compared to $32.3 million for 2009.

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

Equity Earnings in Unconsolidated Entities, Net of Tax.    Equity earnings in unconsolidated entities are reported net of tax and include our share of earnings in entities that we account for under the equity method of accounting. Equity earnings in unconsolidated entities, net of tax, for the year ended December 31, 2010 reflect the following: (i) earnings from our 50% interest in SPD in the amount of $8.5 million, (ii) earnings from our 40% interest in Vedalab, in the amount of $0.2 million and (iii) earnings from our 49% interest in TechLab, in the amount of $1.9 million. Equity earnings in unconsolidated entities, net of tax, for the year ended December 31, 2009 reflect the following: (i) earnings from our 50% interest in SPD in the amount of $5.7 million, (ii) earnings from our 40% interest in Vedalab in the amount of approximately $0.5 million and (iii) earnings from our 49% interest in TechLab, in the amount of $1.7 million.

Income from Discontinued Operations, Net of Tax.    The results of the vitamins and nutritional supplements business are included in income from discontinued operations, net of tax, for all periods presented. For the year ended December 31, 2010, the discontinued operations generated net income of approximately $11.4 million, as compared to net income of $1.9 million for the year ended December 31, 2009. The net income of $11.4 million for the year ended December 31, 2010 includes a gain of $18.7 million ($11.6 million, net of tax) on the sale of the vitamins and nutritional supplements business.

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

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we currently expect to fund our short and long-term working capital needs primarily using existing cash and our operating cash flow and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. As of December 31, 2011, we have $299.2 million of cash, of which $107.3 million was held by domestic subsidiaries and $191.9 million was held by foreign entities. Repatriation of cash held by foreign entities could be subject to adverse tax implications.

We may also utilize our new secured credit facility (See Note 6) or other new sources of financing to fund a portion of our capital needs and other commitments, including our contractual contingent consideration obligations and future acquisitions. As of December 31, 2011, we did not have any borrowings outstanding under the $250.0 million revolving line of credit of our secured credit facility, and the full amount of that line of credit was available to us. Our ability to access the capital markets may be impacted by the amount of our outstanding debt and equity and the extent to which our assets are encumbered by our outstanding secured debt. The terms and conditions of our outstanding debt instruments also contain covenants which expressly restrict our ability to incur additional indebtedness and conduct other financings. As of December 31, 2011, we had $3.3 billion in outstanding indebtedness comprised of $2.1 billion under our secured credit facility, $400.0 million of 8.625% subordinated notes due 2018, $391.2 million of 9% senior subordinated notes due 2016, $245.6 million of 7.875% senior notes due 2016 and $150.0 million of 3% senior subordinated convertible notes. The applicable interest rate margins under our secured credit facility represent an increase of between approximately 0.75% and 2.25% (depending on the type of loan and the type of interest rate involved and on our applicable leverage ratios) over the applicable margins under our former secured credit facility, and as a result of this increase in applicable interest rate, the 1.00% floor with respect to the base Eurodollar Rate (as defined in the senior credit facility) for “B” term loans and “Incremental B-1” term loans under our secured credit facility that are based on the Eurodollar Rate, margins and the larger amount outstanding under our secured credit facility, we anticipate that our aggregate interest expense in future periods will exceed our aggregate interest expense in 2011.

If the capital and credit markets experience volatility or the availability of funds is limited, we may incur increased costs associated with issuing debt instruments. In addition, it is possible that our ability to access the capital and credit markets could be limited by these or other factors at a time when we would like, or need, to do so, which could have an adverse impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Our funding plans for our working capital needs and other commitments may be adversely impacted by unexpected costs associated with integrating the operations of newly acquired companies, executing our cost-savings strategies and prosecuting and defending our existing lawsuits and/or unforeseen lawsuits against us. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to make significant investments in our research and development efforts related to the substantial intellectual property portfolio we own. We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property rights. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

During 2011, we repurchased approximately 7.7 million shares of our common stock at a cost of approximately $184.9 million, which we paid in cash. In addition, we repurchased approximately 357,788 shares of our Series B preferred stock at an average cost of $276.89 per preferred share, an amount less than the weighted-average fair value of the preferred shares at issuance.

Cash Flow Summary

	Year Ended December 31,
	2011	2010
Net cash provided by operating activities	$271,253	$275,424
Net cash used in investing activities	(898,196)	(553,862)
Net cash provided by financing activities	540,080	196,259
Foreign exchange effect on cash and cash equivalents	(15,270)	(9,288)

Net decrease in cash and cash equivalents	(102,133)	(91,467)
Cash and cash equivalents, beginning of period	401,306	492,773

Cash and cash equivalents, end of period	$299,173	$401,306

Summary of Changes in Cash Position

As of December 31, 2011, we had cash and cash equivalents of $299.2 million; a $102.1 million decrease from December 31, 2010. Our primary sources of cash during the year ended December 31, 2011 included $271.3 million generated by our operating activities, approximately $853.3 million of net proceeds received in connection with the refinancing of our credit facilities, $11.5 million received from the disposition of a business, $9.2 million from the sales of marketable securities and $37.9 million from common stock issuances under employee stock option and stock purchase plans. Our primary uses of cash during the year ended December 31, 2011 related to $631.3 million net cash paid for acquisitions, $283.9 million related to the repurchase of our preferred and common stock, $131.6 million of capital expenditures, net of proceeds from the sale of equipment, $28.3 million related to payments of acquisition-related contingent consideration obligations, $27.7 million related to an increase in other assets, which includes purchases of various licensing agreements totaling $33.0 million, $121.9 million net cash paid for equity method investments, which includes approximately $41.2 million paid for shares of Axis-Shield prior to our completion of the acquisition of the remaining shares outstanding, and an increase in our restricted cash balance of approximately $6.4 million. Fluctuations in foreign currencies negatively impacted our cash balance by $15.3 million during the year ended December 31, 2011.

Operating Cash Flows

Net cash provided by operating activities during the year ended December 31, 2011 was $271.3 million, which resulted from a net loss from continuing operations of $133.3 million, $74.7 million of cash used to meet net working capital requirements during the period, off set by $479.2 million of non-cash items. The $479.2 million of non-cash items included, among other items, $397.6 million related to depreciation and amortization, a $383.6 million goodwill impairment charge related to our health management reporting unit and business segment, $37.6 million of interest expense related to the amortization of deferred financing costs and original issue discounts, and $21.2 million related to non-cash stock-based compensation, partially offset by a $288.9 million gain associated with the sale of our joint venture interest SPD, a $56.8 million decrease related to changes in our deferred tax assets and liabilities, which partially resulted from amortization of intangible assets, $8.5 million in equity earnings in unconsolidated entities and a $12.2 million decrease related to other non-cash items.

Investing Cash Flows

Our investing activities during the year ended December 31, 2011 utilized $898.2 million of cash, including $631.3 million net cash paid for acquisitions, $131.6 million of capital expenditures, net of proceeds from the sale of equipment, $27.7 million related to an increase in other assets, which includes purchases of various licensing agreements totaling $33.0 million, $121.9 million net cash paid for equity method investments, which includes approximately $41.2 million paid for shares of Axis-Shield prior to our completion of the acquisition of the remaining shares outstanding, an increase in our restricted cash balance of approximately $6.4 million offset by $11.5 million received from the disposition of a business and $9.2 million received from the sales of marketable securities.

Financing Cash Flows

Net cash provided by financing activities during the year ended December 31, 2011 was $540.1 million. Financing activities during the year ended December 31, 2011 primarily included $2.1 billion of cash received in connection with entering into our new secured credit facility in June 2011. The $2.1 billion received in connection with the secured credit facility was offset by $1.3 billion of cash payments related to the termination and repayment of our former secured credit facility and related interest rate swap agreement. We utilized approximately $283.9 million to repurchase shares of our preferred and common stock, $28.3 million for payments of acquisition-related contingent consideration obligations, $5.4 million for dividend payments related to our Series B preferred stock and $4.2 million of principal payments on capital lease obligations. These cash payments were offset by $37.9 million of cash received from common stock issuances under employee stock option and stock purchase plans.

As of December 31, 2011, we had an aggregate of $18.7 million in outstanding capital lease obligations which are payable through 2019.

Income Taxes

As of December 31, 2011, we had approximately $216.4 million of domestic NOL and capital loss carryforwards and $209.5 million of foreign NOL and capital loss carryforwards, respectively, which either expire on various dates through 2031 or may be carried forward indefinitely. These losses are available to reduce federal, state and foreign taxable income, if any, in future years. These losses are also subject to review and possible adjustments by the applicable taxing authorities. In addition, the domestic NOL carryforward amount at December 31, 2011 included approximately $97.1 million of pre-acquisition losses at Matria, QAS, ParadigmHealth, Biosite, Cholestech, Redwood, HemoSense, Ischemia, Ostex International, Ionian and Twist. Effective January 1, 2009, we adopted a new accounting standard for business combinations. Prior to adoption of this standard, the pre-acquisition losses were applied first to reduce to zero any goodwill and other non-current intangible assets related to the acquisitions, prior to reducing our income tax expense. Upon adoption of the new accounting standard, the reduction of a valuation allowance is generally recorded to reduce our income tax expense.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2011.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt obligations(1)	$3,341,690	$61,092	$103,765	$1,659,533	$1,517,300
Short-term debt obligations(1)	6,240	6,240	—	—	—
Capital lease obligations(2)	18,712	6,083	7,655	3,407	1,567
Operating lease obligations(3)	178,135	36,054	56,692	42,103	43,286
Pension obligations	5,358	893	1,786	1,786	893
Acquisition-related obligations(4)	17,548	11,484	3,440	2,624	—
Purchase obligations — capital expenditure	14,741	12,893	1,848	—	—
Purchase obligations — other(5)	25,613	23,591	2,022	—	—
Interest on debt(6)	515,520	95,583	190,846	160,091	69,000

Total	$4,123,557	$253,913	$368,054	$1,869,544	$1,632,046

(1)	See the description of various financing arrangements in Note 6 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	See Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	See Note 11(a) of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(4)	Includes $4.5 million in deferred payments associated with the acquisition of Accordant, $6.0 million in deferred payments associated with the acquisition of Standard Diagnostics, $2.6 million in deferred payments associated with the acquisition of Standing Stone, Inc., or Standing Stone, $1.8 million in deferred payments associated with the acquisition of Bioeasy Diagnostica Ltda., or Bioeasy, and $2.7 million in deferred payments and holdbacks associated with various smaller acquisitions.

(5)	Other purchase obligations relate to inventory purchases and other operating expense commitments.

(6)	Includes our non-variable interest-bearing debt. See the description of various financing arrangements in Note 6 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In addition to the contractual obligations detailed above, we have contractual contingent consideration arrangements related to the following acquisitions:

•	Ionian Technologies, Inc. has a maximum earn-out of $57.5 million that, if earned, is expected to be paid during 2012 through 2014.

•

TwistDx, Inc. has a maximum earn-out of up to $125.0 million that, if earned, is expected to be paid during an eight-year period ending on the eighth anniversary of the acquisition, but could extend thereafter.

•	Accordant has a maximum earn-out of $6.0 million that, if earned, is expected to be paid in quarterly payments of $1.5 million beginning in the fourth quarter of 2012.

•	AdnaGen has a maximum earn-out of $63.0 million that, if earned, is expected to be paid during 2012 through 2016.

•	Arriva Medical LLC included an obligation to pay a maximum earn-out of $3.4 million that, if earned, is expected to be paid during 2012. The earn-out relates to an acquisition by Arriva.

•	Home Telehealth Limited, subsequently renamed Alere Connected Health Limited, has a maximum earn-out of approximately $13.9 million that, if earned, is expected to be paid in 2014.

•	Jinsung Meditech, Inc., now known as Alere Healthcare Inc., has a maximum remaining earn-out potential of $2.4 million that, if earned, is expected to be paid in 2013.

•

Medlab Produtos Medicos Hospitalares Ltda, now known as Alere S.A., has a maximum remaining earn-out potential of $7.8 million that, if earned, is expected to be paid in annual amounts during 2013 through 2017.

•	Bioeasy has a maximum remaining earn-out potential of approximately $5.0 million that, if earned, is expected to be paid during 2013 and 2014.

•

Capital Toxicology achieved a portion of its total potential earn-out during 2011 resulting in an accrual of approximately $2.1 million as of December 31, 2011. Payment of this earn-out is expected to be made during the second quarter of 2012. The maximum remaining earn-out potential is $8.0 million, and if earned, is expected to be paid during 2013.

•

Diagnostixx of California, Corp. (d/b/a Immunalysis Corporation), or Immunalysis, achieved a portion of its total potential earn-out during 2011 resulting in an accrual of approximately $1.9 million as of December 31, 2011. Payment of this earn-out is expected to be made during the first quarter of 2012. The maximum remaining earn-out potential is $2.8 million, and if earned, is expected to be paid during 2013. Additionally, we have a contractual contingent obligation to pay up to a total of $3.0 million in compensation to certain executives of Immunalysis in accordance with the acquisition agreement that, if earned, will be paid out in connection with the contingent consideration payable to the former shareholders of Immunalysis, for each of the calendar years 2010, 2011 and 2012. The 2011 portion of the earn-out totaling approximately $1.0 million was earned and accrued as of December 31, 2011. Payment of the 2011 compensation is expected to be made during the first quarter of 2012. The maximum amount of remaining compensation to be paid related to this earn-out is approximately $1.0 million.

•	Laboratory Data Systems, Inc., or LDS, has a maximum earn-out of approximately $20.0 million that, if earned, is expected to be paid during 2012 and 2013.

•	Mologic Limited, or Mologic, has a maximum remaining earn-out potential of $16.0 million that, if earned, is expected to be paid in cash or shares of our common stock during 2012 through 2014.

•	Forensics Limited, or ROAR, has a maximum earn-out of approximately $16.2 million that, if earned, is expected to be paid during 2012 through 2014.

•	Standing Stone, has a maximum earn-out of $11.5 million that, if earned, is expected to be paid during 2012 through 2014.

•

Method Factory, Inc. (d/b/a Wellogic) or Wellogic, has a maximum earn-out of $50.0 million based on operational targets and an earn-out with no maximum based profit targets that, if earned, is expected to be paid during 2013 through 2020.

For further information pertaining to our contractual contingent arrangements see Note 11 of our accompanying consolidated financial statements.

Further, we have additional contractual obligations as follows:

•	Agreements with Epocal

In November 2009, we entered into a distribution agreement with Epocal, Inc., or Epocal, to distribute the epoc® Blood Analysis System for blood gas and electrolyte testing for $20.0 million, which is recorded on our accompanying consolidated balance sheet in other intangible assets, net. We also entered into a definitive agreement to acquire all of the issued and outstanding equity securities of Epocal for a total potential purchase price of up to $255.0 million, including a base purchase price of up to $172.5 million if Epocal achieves certain gross margin and other financial milestones on or prior to October 31, 2014, plus additional payments of up to $82.5 million if Epocal achieves certain other milestones relating to its gross margin and product development efforts on or prior to this date. The agreement contains a working capital adjustment whereby the purchase price is increased or decreased to the extent that Epocal’s working capital at closing is more or less than a specified amount. We also agreed that, if the acquisition is consummated, we will provide $12.5 million in management incentive arrangements, 25% of which will vest over three years and 75% of which will be payable only upon the achievement of certain milestones. The acquisition will also be subject to other closing conditions, including the receipt of any required antitrust or other approvals. In April 2011, we entered into a license agreement with Epocal and amended some of the terms of the definitive agreement to acquire Epocal. The license agreement provides us with royalty-free access to certain Epocal intellectual property for use in our home-use products and provided for an upfront license payment of $18.0 million, which we paid in 2011. The amendment of the definitive agreement increased the working capital target by $18.0 million, which may have the effect of reducing the purchase price of the acquisition. The amendment of the agreement also added an additional potential milestone payment of $8.0 million. As a result, the maximum purchase price under the acquisition agreement increased to $263.0 million.

Critical Accounting Policies

The consolidated financial statements included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States of America,

or GAAP. The accounting policies discussed below are considered by our management and our audit committee to be critical to an understanding of our financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the notes to our audited consolidated financial statements for the year ended December 31, 2011, included elsewhere in this Annual Report on Form 10-K, include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

For products that include installation, if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of our products require specialized installation. Revenue for these products is deferred until installation is completed. Revenue from services is deferred and recognized over the contractual period, or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements, and recognize revenue when the criteria for revenue recognition have been met for each element, in accordance with authoritative guidance on multiple-element arrangements.

Additionally, we generate services revenue in connection with contracts with health plans (both commercial and governmental) and self-insured employers, whereby we provide clinical expertise through fee-based arrangements. Revenue for fee-based arrangements is recognized over the period in which the services are provided. Some contracts provide that a portion of our fees are at risk if our customers do not achieve certain financial cost savings or we do not achieve certain other clinical and operational metrics, over a period of time, typically one year. Revenue subject to refund is not recognized if (i) sufficient information is not available to calculate performance measurements or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as other current liabilities in the consolidated balance sheet, deferring recognition of the revenue until we establish that we are meeting the performance criteria. If we do not meet the performance targets at the end of the contractual period we are obligated under the contract to refund some or all of the at risk fees. Our deferred revenue balance was $43.7 million and $25.9 million, as of December 31, 2011 and 2010, respectively.

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

Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $47.5 million, $37.3 million and $60.2 million, or 3%, 3% and 4%, respectively, of net product sales in 2011, 2010 and 2009, respectively, which have been recorded against product sales to derive our net product sales. Of these amounts, approximately $23.6 million, $14.0 million and $9.3 million for 2011, 2010 and 2009, respectively, represent allowances for future deductions which have been provided against our related accruals for such charges with the balance charged directly against net sales.

Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $475.8 million and $397.1 million, net of allowances for doubtful accounts of $24.6 million and $20.4 million, as of December 31, 2011 and 2010, respectively.

Inventory

We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory, less cost to sell. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product and services revenue may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $320.3 million and $257.7 million, net of a reserve for excess and obsolete inventory of $13.6 million and $12.3 million, as of December 31, 2011 and 2010, respectively.

Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include (1) property, plant and equipment, (2) goodwill and (3) other intangible assets. As of December 31, 2011, the balances of property, plant and equipment, goodwill and other intangible assets, net of accumulated depreciation and amortization, were $491.2 million, $2.8 billion and $1.9 billion, respectively.

Goodwill relates to amounts that arose in connection with our various business combinations and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment.

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

In performing the impairment test, we utilize the two-step approach. The first step, or Step 1, requires a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for Step 1, we use a combination of the income approach and the market approach. The income approach is based on a discounted cash flow analysis, or DCF, and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value, using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent budget and for years beyond the budget, our estimates are based on assumed growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital, or WACC, of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization, or EBITDA.

If the carrying value of a reporting unit exceeds its estimated fair value, we are required to perform the second step, or Step 2, of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is calculated as the difference between the fair value of the reporting unit and the estimated fair value of its assets and liabilities. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded.

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

2011 Annual Goodwill Impairment Test

We conducted our annual impairment test for our reporting units during the fourth quarter of 2011. Key assumptions (which vary by reporting unit) used in determining fair value under the discounted cash flow approach included discount rates ranging from 11.0% to 14.5%, projected compound average revenue growth rates of 4.9% to 10.0% and terminal value growth rates of 4.0%. In determining the appropriate discount rate, we considered the WACC for each reporting unit, which among other factors considers the cost of common equity capital and the marginal cost of debt of market participants. Key assumptions (which again vary by reporting unit) used in determining fair value under the market approach were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly-traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of 0.8 to 2.6 times and multiples of EBITDA of 5.6 to 9.3 times. In assessing the reasonableness of our estimated fair values of the reporting units, management compared the results of the valuation analyses against our then-current market capitalization to imply a control premium. Based on this analysis, the implied control premium was within the range of comparable industry transactions.

The Step 1 impairment analysis indicated that the carrying value of the net assets of our health management reporting unit exceeded the estimated fair value of the reporting unit. As a result, we were required to perform Step 2 of the goodwill impairment test to determine the amount, if any, of goodwill impairment charges for the health management reporting unit. We completed Step 2, consistent with the procedures described above, and determined that a goodwill impairment charge in the amount of approximately $383.6 million was required. The resulting goodwill impairment charge is reflected in operating income (loss) in our accompanying consolidated statements of operations.

2010 Annual Goodwill Impairment Test

We conducted our annual impairment test for our reporting units during the fourth quarter of 2010. Key assumptions (which vary by reporting unit) used in determining fair value under the discounted cash flow approach included discount rates ranging from 12.5% to 13.0%, projected compound average revenue growth rates of 6.0% to 10.0% and terminal value growth rates of 4.0%. In determining the appropriate discount rate, we considered the WACC for each reporting unit, which among other factors considers the cost of common equity capital and the marginal cost of debt of market participants. Key assumptions (which again vary by reporting unit) used in determining fair value under the market approach were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly-traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of 1.0 to 2.8 times and multiples of EBITDA of 7.5 to 10.0 times. In assessing the reasonableness of our estimated fair values of the reporting units, management compared the results of the valuation analyses against our then-current market capitalization to imply a control premium. Based on this analysis, the implied control premium was within the range of comparable industry transactions.

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

We conduct our annual goodwill impairment test for our reporting units during the fourth quarter. The impairment tests conducted during 2011 and 2010 indicated there was an impairment of goodwill associated with our health management reporting unit, and thus, a potential impairment of our long-lived tangible and intangible assets associated with the same reporting unit. We conducted an analysis as prescribed under ASC 360 Property, Plant and Equipment, utilizing an undiscounted cash flow model. The analysis conducted during 2011 and 2010 indicated there was no impairment of the long-lived tangible or intangible assets associated with our health management reporting unit. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of December 31, 2011 and 2010, future events could cause us to conclude otherwise.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $51.6 million as of December 31, 2011, due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our foreign businesses and certain U.S. net operating losses, or NOLs, and tax credits. Included in this valuation allowance is $14.8 million for deferred tax assets of acquired companies, the future benefits of which will be generally applied to reduce our income tax expense. This is an increase of $9.1 million from the valuation allowance of $42.5 million as of December 31, 2010. The increase is primarily related to domestic state NOLs. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.

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

Recent Accounting Pronouncements

See Note 2(s) of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

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

To manage our interest rate exposure, our strategy is to invest in short-term, highly-liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At December 31, 2011, our short-term investments approximated market value.

At December 31, 2011, under the credit agreement for our secured credit facility we had (i) term loans in an aggregate outstanding principal amount of $2.1 billion (consisting of “A” term loans in the aggregate principal amount of $917.2 million, “B” term loans in the aggregate principal amount of $922.7 million and “Incremental B-1” term loans in the aggregate principal amount of $250.0 million), and (ii) subject to our continued compliance with the credit agreement, the ability to borrow under a $250.0 million revolving line of credit, which includes a $50.0 million sublimit for the issuance of letters of credit. As of December 31, 2011, there were no outstanding borrowings under the revolving line of credit. Loans can be either Base Rate Loans or Eurodollar Rate Loans at our election, and interest accrues on loans and our other Obligations under the terms of the credit agreement as follows (with the terms referenced above and below in this paragraph having the meanings given to them in the credit agreement): (i) in the case of loans that are Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of loans that are Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. prime rate as in effect from time to time. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one, two, three or six months at our election. Applicable Margins for our “A” term loans, “Delayed-Draw” term loans and revolving line of credit loans range from (i) with respect to such loans that are Base Rate Loans, 1.75% to 2.50% and (ii) with respect to such loans that are Eurodollar Rate Loans, 2.75% to 3.50%, in each case, depending upon our consolidated secured leverage ratio (as determined under the credit agreement). Applicable Margins for our “B” term loans and “Incremental B-1” term loans range from (i) with respect to such loans that are Base Rate Loans, 2.50% to 3.25% and (ii) with respect to such loans that are Eurodollar Rate Loans, 3.50% to 4.25%, in each case, depending upon our consolidated secured leverage ratio. Interest on “B” term loans and “Incremental B-1” term loans based on the Eurodollar Rate is subject to a 1.00% floor with respect to the base Eurodollar Rate.

Assuming no changes in our consolidated secured leverage ratio, the effect of interest rate fluctuations on outstanding borrowings as of December 31, 2011 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense Increase
Interest rates payable by us increase by 100 basis points	$20,899
Interest rates payable by us increase by 200 basis points	$41,798

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During 2011, the net impact of foreign currency changes on transactions was a loss of $22.9 million.

Gross margins of products we manufacture at our foreign plants and sell in U.S. dollars or manufacture in our U.S. plants and sell in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 52.7% in 2011. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2011, our gross margin on total net product sales would have been 52.8%, 53.1% and 53.4%, respectively.

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

If the U.S. dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income would have been impacted by approximately the following amounts (in thousands):

	Approximate (Decrease) in Net Revenue	Approximate (Decrease) in Net Income
If, during 2011, the U.S. dollar was stronger by:
1%	$(7,683)	$(545)
5%	$(38,414)	$(2,725)
10%	$(76,828)	$(5,449)

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

The following table presents selected quarterly financial data for each of the quarters in the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	2011
	First Quarter(2)(10)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)(10)
Net revenue	$582,464	$567,185	$585,769	$651,109
Gross profit	$306,207	$292,728	$305,962	$340,938
Income (loss) from continuing operations	$277	$(9,442)	$239,704	$(363,848)
Income (loss) from discontinued operations, net of tax	$—	$—	$—	$—
Net income (loss) available to common stockholders(1)	$8,094	$(4,669)	$234,208	$(369,288)
Basic — Income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) per common share from continuing operations	$0.09	$(0.05)	$2.84	$(4.67)
Income (loss) per common share from discontinued operations	$—	$—	$—	$—
Net income (loss) per common share(1)	$0.09	$(0.05)	$2.84	$(4.67)
Diluted — Income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) per common share from continuing operations	$0.09	$(0.05)	$2.48	$(4.67)
Income (loss) per common share from discontinued operations	$—	$—	$—	$—
Net income (loss) per common share(1)	$0.09	$(0.05)	$2.48	$(4.67)

	2010
	First Quarter(6)	Second Quarter(7)	Third Quarter(8)	Fourth Quarter(9)
Net revenue	$515,254	$522,960	$538,679	$578,454
Gross profit	$273,957	$271,998	$285,546	$303,086
Income (loss) from continuing operations	$2,213	$(1,976)	$4,825	$(1,032,351)
Income (loss) from discontinued operations, net of tax	$11,946	$(35)	$2	$(516)
Net income (loss) available to common stockholders(1)	$8,968	$(8,347)	$(2,814)	$(1,039,352)
Basic — Income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) per common share from continuing operations	$(0.03)	$(0.10)	$(0.03)	$(12.23)
Income (loss) per common share from discontinued operations	$0.14	$—	$—	$(0.01)
Net income (loss) per common share(1)	$0.11	$(0.10)	$(0.03)	$(12.24)
Diluted — Income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) per common share from continuing operations	$(0.03)	$(0.10)	$(0.03)	$(12.23)
Income (loss) per common share from discontinued operations	$0.14	$—	$—	$(0.01)
Net income (loss) per common share(1)	$0.11	$(0.10)	$(0.03)	$(12.24)

(1)	Net income (loss) available to common stockholders and basic and diluted net income (loss) per common share are computed consistent with the annual per share calculations described in Notes 2(n) and 12 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Included in net income for the first quarter of 2011 is $6.4 million related to restructuring charges associated with the decision to close various facilities, acquisition-related costs in the amount of $1.9 million recorded in accordance with ASC 805, Business Combinations, $1.4 million of expense recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, a $1.9 million realized foreign currency loss associated with the settlement of an acquisition-related contingent consideration obligation and $5.8 million of non-cash stock-based compensation expense.

(3)	Included in net loss for the second quarter of 2011 is $10.5 million related to restructuring charges associated with the decision to close various facilities, acquisition-related costs in the amount of $1.4 million recorded in accordance with ASC 805, Business Combinations, $7.2 million of income recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, $29.9 million of interest expense recorded in connection with fees paid for certain debt modifications and the termination of our senior secured credit facility and related interest rate swap agreement and $6.2 million of non-cash stock-based compensation expense.

(4)

Included in net income for the third quarter of 2011 is $3.4 million related to restructuring charges associated with the decision to close various facilities, acquisition-related costs in the amount of $2.9 million recorded in accordance with ASC 805, Business Combinations, $3.8 million of income recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, $1.3 million of interest expense recorded in connection with fees paid for certain debt modifications and the termination of our senior secured credit facility, an $18.1 million unrealized foreign currency loss associated with a bank account funded for the acquisition of Axis-Shield plc, recognition of a $288.9 million gain originally recorded in connection with the formation of SPD, our 50/50 joint venture with P&G, a

$0.6 million fair value write-down recorded in connection with an idle facility and $4.3 million of non-cash stock-based compensation expense.

(5)	Included in net loss for the fourth quarter of 2011 is a goodwill impairment charge in the amount of approximately $383.6 million related to our health management reporting unit and business segment, $8.8 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $6.0 million relating to an inventory write-up recorded in connection with acquisitions, acquisition-related costs in the amount of $5.3 million recorded in accordance with ASC 805, Business Combinations, $4.4 million of income recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, $1.3 million of interest expense recorded in connection with fees paid for certain debt modifications and the termination of our senior secured credit facility, a $5.4 million realized foreign currency gain associated with a bank account funded for the acquisition of Axis-Shield plc, a $0.5 million gain related to previously-owned shares of Axis-Shield plc recorded in connection with the completion of the acquisition and $4.9 million of non-cash stock-based compensation expense.

(6)	Included in net income for the first quarter of 2010 is $8.0 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $2.8 million relating to an inventory write-up recorded in connection with acquisitions, acquisition-related costs in the amount of $4.0 million recorded in accordance with ASC 805, Business Combinations, $3.1 million of income recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, expenses of $0.3 million ($0.2 million, net of tax) incurred in connection with the sale of our vitamins and nutritional supplements business and $7.6 million of non-cash stock-based compensation expense.

(7)	Included in net loss for the second quarter of 2010 is $7.1 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $2.8 million relating to an inventory write-up recorded in connection with acquisitions, acquisition-related costs in the amount of $2.0 million recorded in accordance with ASC 805, Business Combinations, $3.8 million of income recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, and $8.1 million of non-cash stock-based compensation expense.

(8)	Included in net loss for the third quarter of 2010 is a net recovery of $1.6 million related to restructuring charges associated with the decision to close various facilities, a write-off in the amount of $1.3 million relating to inventory write-ups recorded in connection with acquisitions, acquisition-related costs in the amount of $0.9 million recorded in accordance with ASC 805, Business Combinations, $4.6 million of expense recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, and $7.3 million of non-cash stock-based compensation expense.

(9)	Included in net loss for the fourth quarter of 2010 is a goodwill impairment charge in the amount of $1.0 billion related to our health management reporting unit and business segment, $1.6 million related to restructuring charges associated with the decision to close various facilities, a net recovery of $0.3 million relating to an inventory write-up recorded in connection with acquisitions, acquisition-related costs in the amount of $1.4 million recorded in accordance with ASC 805, Business Combinations, $4.1 million of expense recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, a $0.7 million fair value write-down recorded in connection with an idle facility, a $60.1 million compensation charge associated with our acquisition of minority shares of Standard Diagnostics and $6.9 million of non-cash stock-based compensation expense.

(10)	The first and fourth quarters of 2011 include income tax benefits of $1.4 million and $5.6 million, respectively, to correct items related to periods between 2007 and 2010. We do not believe that the corrected items are material to the 2011 annual financial statements or any previously reported quarterly or annual financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Our Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011.

In conducting management’s evaluation of the effectiveness of our company’s internal control over financial reporting, management excluded 17 entities acquired in purchase business combinations during 2011 from its assessment. The acquisitions represented approximately 4% and 4% of total assets and net revenue, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. Refer to Note 4 of the accompanying consolidated financial statements for a list of the 2011 acquisitions.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

The information regarding the issuance of shares of our common stock under the heading “Unregistered Sales of Equity Securities and Use of Proceeds” in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” is incorporated by reference in this Item 9B.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2012 Annual Meeting of Shareholders, or the Proxy Statement, is incorporated herein by reference.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services included in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1.    Financial Statements.

The financial statements listed below have been filed as part of this report on the pages indicated:

    2.     Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or the notes thereto, included herein.

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

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010)
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)
4.1	Indenture, dated May 14, 2007, between the Company and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)
4.2	Indenture dated as of May 12, 2009 between Inverness Medical Innovations, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)
4.3	First Supplemental Indenture dated as of May 12, 2009 to Indenture dated as of May 12, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)
4.4	Second Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of Matria of New York Inc.) dated as of June 9, 2009 among Matria of New York Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to Matria of New York Inc.’s Registration Statement on Form 8-A filed on June 9, 2009)
4.5	Third Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of GeneCare Medical Genetics Center, Inc. and Alere CDM LLC) dated as of August 4, 2009 among GeneCare Medical Genetics Center, Inc., as guarantor, Alere CDM LLC, as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to GeneCare Medical Genetics Center, Inc. and Alere CDM LLC’s Registration Statement on Form 8-A filed on August 4, 2009)
4.6	Fourth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of ZyCare, Inc.) dated as of September 22, 2009 among ZyCare, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to ZyCare, Inc.’s Registration Statement on Form 8-A filed on September 24, 2009)

Exhibit No.	Description
4.7	Fifth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Free & Clear, Inc. and Tapestry Medical, Inc.) dated as of November 25, 2009 among Free & Clear, Inc., as guarantor, Tapestry Medical, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to Free & Clear, Inc. and Tapestry Medical, Inc.’s Registration Statement on Form 8-A, filed on November 25, 2009)

4.8	Sixth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of RMD Networks, Inc.) dated as of February 1, 2010 among RMD Networks, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 to RMD Networks, Inc.’s Registration Statement on Form 8-A, filed on February 1, 2010)

4.9	Seventh Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.) dated as of March 1, 2010 among Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.’s, Registration Statement on Form 8-A, filed on March 2, 2010)

4.10	Eighth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc.) dated as of March 19, 2010 among Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.10 to Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc.’s Registration Statement on Form 8-A, filed on March 19, 2010)

4.11	Ninth Supplemental Indenture dated September 21, 2010 to Indenture date as of May 12, 2009 among Alere Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)

4.12	Tenth Supplemental Indenture to Indenture dated as of May 19, 2009 (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.13	Eleventh Supplemental Indenture to Indenture dated as of May 19, 2009 (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.14	Twelfth Supplemental Indenture to Indenture dated as of May 19, 2009 (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

Exhibit No.	Description
4.15	Thirteenth Supplemental Indenture to Indenture dated as of May 19, 2009 (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.16	Indenture dated as of August 11, 2009 between Inverness Medical Innovations, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

4.17	First Supplemental Indenture dated as of August 11, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

4.18	Second Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantee of ZyCare, Inc.), dated as of September 22, 2009, among ZyCare, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009)

4.19	Fourth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of Free & Clear, Inc. and Tapestry Medical, Inc.), dated as of November 25, 2009, among Free & Clear, Inc., as guarantor, Tapestry Medical, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-4 filed on February 12, 2010 (File 333-164897))

4.20	Sixth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantee of RMD Networks, Inc.), dated as of February 1, 2010, among RMD Networks, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4 filed on February 12, 2010 (File 333-164897))

4.21	Eighth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.), dated as of March 1, 2010, among Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-4/A filed on March 26, 2010 (File 333-164897))

4.22	Tenth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of New Binax, Inc., New Biosite Incorporated, Alere NewCo, Inc., and Alere NewCo II, Inc.), dated as of March 19, 2010, among New Binax, Inc., New Biosite Incorporated, Alere NewCo, Inc., and Alere NewCo II, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-4/A filed on March 26, 2010 (File 333-164897))

Exhibit No.	Description
4.23	Twelfth Supplemental Indenture to Indenture dated as of August 11, 2009 (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.24	Thirteenth Supplemental Indenture to Indenture dated as of August 11, 2009 (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.25	Registration Rights Agreement dated September 21, 2010 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co., and Citigroup Global Markets, Inc., as Representative of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed on September 21, 2010)

+10.1	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed on March 12, 2007)

+10.2	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)

10.3	Option Agreement, dated as of May 17, 2007 among US CD LLC, SPD Swiss Precision Diagnostics GmbH, Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and Procter & Gamble RHD, Inc. (incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)

‡10.4	Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)

‡10.5	Alere Inc. 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

‡10.6	Rules of Alere Inc. HM Revenue and Customs Approved Share Option Plan (2007), as amended (authorized for use under the Alere Inc. 2001 Stock Option and Incentive Plan and the Alere Inc. 2010 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

‡10.7	Summary of Terms of Stock Option Agreements under Alere Inc. Stock Option Plans (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 10-K, as amended, for the year ended December 31, 2010)

‡10.8	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010)

‡10.9	Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)

Exhibit No.	Description
10.10	Purchase Agreement dated September 15, 2010 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)

10.11	Credit Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

10.12	Guaranty and Security Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, and each Grantor party thereto and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

10.13	First Amendment to Credit Agreement dated as of July 27, 2011 among Alere Inc., as Borrower , the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.14	Second Amendment to Credit Agreement dated as of December 7, 2011 among Alere Inc., as Borrower , the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date December 7, 2011, filed on December 9, 2011)

*21.1	List of Subsidiaries of the Company as of February 24, 2012

*23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

*23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (b) our Consolidated Balance Sheets as of December 31, 2011 and 2010, (c) our Consolidated Statements of Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith.
**	The Company agrees to furnish supplementally to the Securities and Exchange Commission (“the Commission”) a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.
+	We have omitted portions of this exhibit which have been granted confidential treatment.
‡	Management contract or compensatory plan or arrangement, or amendment thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALERE INC.

Date: February 29, 2012	By:	/S/ RON ZWANZIGER
Ron Zwanziger
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RON ZWANZIGER Ron Zwanziger	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2012

/S/ DAVID TEITEL David Teitel	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2012

/S/ ELI Y. ADASHI, MD Eli Y. Adashi, MD	Director	February 29, 2012

/S/ CAROL R. GOLDBERG Carol R. Goldberg	Director	February 29, 2012

/S/ ROBERT P. KHEDERIAN Robert P. Khederian	Director	February 29, 2012

/S/ JOHN F. LEVY John F. Levy	Director	February 29, 2012

/S/ JERRY MCALEER Jerry McAleer	Director	February 29, 2012

/S/ JOHN A. QUELCH John A. Quelch	Director	February 29, 2012

/S/ JAMES ROOSEVELT, JR. James Roosevelt, Jr.	Director	February 29, 2012

/S/ DAVID SCOTT David Scott	Director	February 29, 2012

/S/ PETER TOWNSEND Peter Townsend	Director	February 29, 2012

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alere Inc.,

In our opinion, the accompanying consolidated balance sheets as of December 31, 2011 and December 31, 2010 and the related consolidated statements of operations of operations, of equity and comprehensive income (loss) and of cash flows for the years then ended present fairly, in all material respects, the financial position of Alere Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded 17 entities from its assessment of internal control over financial reporting as of December 31, 2011 because they were acquired by the Company in purchase business combinations during 2011. We have also excluded these entities from our audit of internal control over financial reporting. The total assets and net revenue of these entities represented 4% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Alere Inc.:

We have audited the accompanying consolidated statements of operations, equity and comprehensive income (loss), and cash flows for the year ended December 31, 2009 of Alere Inc. (formerly known as Inverness Medical Innovations, Inc.) (the “Company”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of the operations and cash flows of Alere Inc. for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 of the financial statements, the Company adopted the accounting standards related to Business Combinations, effective for business combinations entered into after January 1, 2009.

/s/  BDO USA, LLP

BDO USA, LLP

Boston, Massachusetts

February 26, 2010

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Net product sales	$1,683,132	$1,472,403	$1,365,079
Services revenue	679,922	662,185	528,487

Net product sales and services revenue	2,363,054	2,134,588	1,893,566
License and royalty revenue	23,473	20,759	29,075

Net revenue	2,386,527	2,155,347	1,922,641

Cost of net product sales	795,424	688,325	619,503
Cost of services revenue	338,232	325,286	240,026

Cost of net product sales and services revenue	1,133,656	1,013,611	859,529
Cost of license and royalty revenue	7,036	7,149	8,890

Cost of net revenue	1,140,692	1,020,760	868,419

Gross profit	1,245,835	1,134,587	1,054,222
Operating expenses:
Research and development	150,165	133,278	112,848
Sales and marketing	565,583	499,124	441,646
General and administrative	399,330	446,917	357,033
Goodwill impairment charge	383,612	1,006,357	—
Gain on disposition	—	—	(3,355)

Operating income (loss)	(252,855)	(951,089)	146,050
Interest expense, including amortization of original issue discounts and deferred financing costs	(203,971)	(139,435)	(106,798)
Other income (expense), net	1,883	22,738	996
Gain on sale of joint venture interest	288,896	—	—

Income (loss) from continuing operations before provision (benefit) for income taxes	(166,047)	(1,067,786)	40,248
Provision (benefit) for income taxes	(24,214)	(29,931)	15,627

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(141,833)	(1,037,855)	24,621
Equity earnings of unconsolidated entities, net of tax	8,524	10,566	7,626

Income (loss) from continuing operations	(133,309)	(1,027,289)	32,247
Income from discontinued operations, net of tax	—	11,397	1,934

Net income (loss)	(133,309)	(1,015,892)	34,181
Less: Net income attributable to non-controlling interests	233	1,418	465

Net income (loss) attributable to Alere Inc. and Subsidiaries	(133,542)	(1,017,310)	33,716
Preferred stock dividends	(22,049)	(24,235)	(22,972)
Preferred stock repurchase	23,936	—	—

Net income (loss) available to common stockholders	$(131,655)	$(1,041,545)	$10,744

Basic net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) from continuing operations	$(1.58)	$(12.47)	$0.11
Income from discontinued operations	—	0.14	0.02

Net income (loss) per common share	$(1.58)	$(12.33)	$0.13

Diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) from continuing operations	$(1.58)	$(12.47)	$0.11
Income from discontinued operations	—	0.14	0.02

Net income (loss) per common share	$(1.58)	$(12.33)	$0.13

Weighted-average shares-basic	83,128	84,445	80,572

Weighted-average shares-diluted	83,128	84,445	81,967

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value amounts)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$299,173	$401,306
Restricted cash	8,987	2,581
Marketable securities	1,086	2,094
Accounts receivable, net of allowances of $24,577 and $20,381 at December 31, 2011 and December 31, 2010, respectively	475,824	397,148
Inventories, net	320,269	257,720
Deferred tax assets	42,975	57,111
Income tax receivable	—	1,383
Receivable from joint venture, net	2,503	—
Prepaid expenses and other current assets	142,910	74,914

Total current assets	1,293,727	1,194,257
Property, plant and equipment, net	491,205	390,510
Goodwill	2,821,271	2,831,300
Other intangible assets with indefinite lives	69,546	28,183
Finite-lived intangible assets, net	1,785,925	1,707,581
Deferred financing costs, net, and other non-current assets	97,786	57,529
Receivable from joint venture, net of current portion	15,455	23,872
Investments in unconsolidated entities	85,138	62,556
Marketable securities	2,254	9,404
Deferred tax assets	10,394	25,182

Total assets	$6,672,701	$6,330,374

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$61,092	$16,891
Current portion of capital lease obligations	6,083	2,126
Short-term debt	6,240	—
Accounts payable	155,464	126,844
Accrued expenses and other current liabilities	395,573	345,832
Payable to joint venture, net	—	2,787
Deferred gain on joint venture	—	288,378

Total current liabilities	624,452	782,858

Long-term liabilities:
Long-term debt, net of current portion	3,267,451	2,378,566
Capital lease obligations, net of current portion	12,629	1,402
Deferred tax liabilities	380,700	420,166
Other long-term liabilities	153,398	169,656

Total long-term liabilities	3,814,178	2,969,790

Commitments and contingencies (Notes 8, 9 and 11)
Redeemable non-controlling interest	2,497	—

Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at December 31, 2011 and $836,222 at December 31, 2010); Authorized: 2,300 shares; Issued: 2,065 shares at December 31, 2011 and 2,091 shares at December 31, 2010; Outstanding: 1,774 shares at December 31, 2011 and 2,091 shares at December 31, 2010	606,468	718,554
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 87,647 shares at December 31, 2011 and 84,928 shares at December 31, 2010; Outstanding: 79,968 shares at December 31, 2011 and 84,904 shares at December 31, 2010	88	85
Additional paid-in capital	3,324,710	3,232,997
Accumulated deficit	(1,486,791)	(1,377,184)
Treasury stock, at cost, 7,679 shares at December 31, 2011 and 24 shares at December 31, 2010	(184,971)	(104)
Accumulated other comprehensive income (loss)	(30,270)	690

Total stockholders’ equity	2,229,234	2,575,038
Non-controlling interests	2,340	2,688

Total equity	2,231,574	2,577,726

Total liabilities and equity	$6,672,701	$6,330,374

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Treasury Stock, at cost		Total Stockholders’ Equity	Non- controlling Interest	Total Equity	Total Compre- hensive Income
			Number of Shares	$0.001 Par Value
	Number of Shares	Amount						Number of Shares	Value
BALANCE, DECEMBER 31, 2008	1,879	$671,501	78,431	$78	$3,029,798	$(393,590)	$(28,845)	19	$(104)	$3,278,838	$869	$3,279,707
Issuance of common stock and warrants in connection with acquisitions	—	—	3,431	4	117,815	—	—	—	—	117,819	—	117,819
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	—	—	1,705	2	30,013	—	—	—	—	30,015	—	30,015
Preferred stock dividends	105	22,926	—	—	(23,079)	—	—	—	—	(153)	—	(153)
Fair value associated with options exchanged in acquisitions	—	—	—	—	2,881	—	—	—	—	2,881	—	2,881
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	2	—	—	—	—
Stock-based compensation related to grants of common stock options	—	—	—	—	28,220	—	—	—	—	28,220	—	28,220
Stock option income tax benefits	—	—	—	—	9,828	—	—	—	—	9,828	—	9,828
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(1,137)	—	—	(1,137)	—	(1,137)	$(1,137)
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	15,171	—	—	15,171	—	15,171	15,171
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	11,389	—	—	11,389	—	11,389	11,389
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	968	—	—	968	—	968	968
Earnings associated with non-controlling interest	—	—	—	—	—	—	—	—	—	—	465	465	—
Net income	—	—	—	—	—	33,716	—	—	—	33,716	—	33,716	33,716

Total comprehensive income													$60,107

BALANCE, DECEMBER 31, 2009	1,984	$694,427	83,567	$84	$3,195,476	$(359,874)	$(2,454)	21	$(104)	$3,527,555	$1,334	$3,528,889

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at cost		Total Stockholders’ Equity	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest	Total Compre- hensive Loss
			Number of Shares	$0.001 Par Value
	Number of Shares	Amount						Number of Shares	Value

BALANCE, DECEMBER 31, 2009	1,984	$694,427	83,567	$84	$3,195,476	$(359,874)	$(2,454)	21	$(104)	$3,527,555	$1,334	$3,528,889	$—
Issuance of common stock and warrants in connection with acquisitions	—	—	536	—	16,276	—	—	—	—	16,276	—	16,276	—
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	—	—	825	1	19,024	—	—	—	—	19,025	—	19,025	—
Preferred stock dividends	107	24,127	—	—	(24,279)	—	—	—	—	(152)	—	(152)	—
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	3	—	—	—	—	—
Stock-based compensation related to grants of common stock options	—	—	—	—	29,879	—	—	—	—	29,879	—	29,879	—
Stock option income tax benefits	—	—	—	—	789	—	—	—	—	789	—	789	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(113)	—	—	(113)	—	(113)	—	$(113)
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	(210)	—	—	(210)	—	(210)	—	(210)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	—	2,423	—	—	2,423	—	2,423	—	2,423
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	1,044	—	—	1,044	—	1,044	—	1,044
Acquisition of non-controlling interests	—	—	—	—	(4,168)	—	—	—	—	(4,168)	1,251	(2,917)	(1,315)
Redeemable non-controlling interest in subsidiaries’ income	—	—	—	—	—	—	—	—	—	—	(1,315)	(1,315)	1,315
Net income (loss)	—	—	—	—	—	(1,017,310)	—	—	—	(1,017,310)	1,418	(1,015,892)	—	(1,017,310)

Total comprehensive loss														$(1,014,166)

BALANCE, DECEMBER 31, 2010	2,091	$718,554	84,928	$85	$3,232,997	$(1,377,184)	$690	24	$(104)	$2,575,038	$2,688	$2,577,726	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at cost		Total Stockholders’ Equity	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest	Total Compre- hensive Loss
			Number of Shares	$0.001 Par Value
	Number of Shares	Amount						Number of Shares	Value

BALANCE, DECEMBER 31, 2010	2,091	$718,554	84,928	$85	$3,232,997	$(1,377,184)	$690	24	$(104)	$2,575,038	$2,688	$2,577,726	$—
Issuance of common stock in connection with acquisitions	—	—	832	1	16,183	—	—	—	—	16,184	—	16,184	—
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	—	—	1,887	2	37,885	—	—	—	—	37,887	—	37,887	—
Repurchase of common stock	—	—	—	—	—	—	—	7,655	(184,867)	(184,867)	—	(184,867)	—
Repurchase of preferred stock	(358)	(123,005)	—	—	—	23,935	—	—	—	(99,070)	—	(99,070)	—
Preferred stock dividends	41	10,919	—	—	(21,632)	—	—	—	—	(10,713)	—	(10,713)	—
Stock-based compensation related to grants of common stock options	—	—	—	—	21,215	—	—	—	—	21,215	—	21,215	—
Stock option income tax benefits	—	—	—	—	3,423	—	—	—	—	3,423	—	3,423	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(1,618)	—	—	(1,618)	—	(1,618)	—	$(1,618)
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	(35,830)	—	—	(35,830)	—	(35,830)	—	(35,830)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	(297)	—	6,855	—	—	6,558	—	6,558	—	6,855
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(367)	—	—	(367)	—	(367)	—	(367)
Acquisition of non-controlling interests	—	—	—	—	—	—	—	—	—	—	34,936	34,936	—
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	34,936	—	—	—	—	34,936	(34,936)	—	2,500
Dividend relating to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(584)	(584)	—
Redeemable non-controlling interest in subsidiaries’ income	—	—	—	—	—	—	—	—	—	—	3	3	(3)
Net income (loss)	—	—	—	—	—	(133,542)	—	—	—	(133,542)	233	(133,309)	—	(133,542)

Total comprehensive loss														$(164,502)

BALANCE, DECEMBER 31, 2011	1,774	$606,468	87,647	$88	$3,324,710	$(1,486,791)	$(30,270)	7,679	$(184,971)	$2,229,234	$2,340	$2,231,574	$2,497

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(133,309)	$(1,015,892)	$34,181
Income from discontinued operations, net of tax	—	11,397	1,934

Income (loss) from continuing operations	(133,309)	(1,027,289)	32,247
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	37,590	13,758	10,423
Depreciation and amortization	397,586	372,790	312,435
Non-cash stock-based compensation expense	21,215	29,879	28,220
Impairment of inventory	445	848	1,467
Impairment of long-lived assets	1,549	1,411	6,983
Impairment of goodwill	383,612	1,006,357	—
Impairment of intangible assets	2,938	—	—
Gain on sale of joint venture interest	(288,896)	—	—
Loss on sale of fixed assets	1,577	998	1,205
Gain on sales of marketable securities	(840)	(4,504)	—
Equity earnings of unconsolidated entities, net of tax	(8,524)	(10,566)	(7,626)
Deferred income taxes	(56,761)	(74,418)	(9,124)
Other non-cash items	(12,247)	3,802	3,264
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(39,408)	(9,360)	(36,455)
Inventories, net	(20,399)	(22,845)	(16,425)
Prepaid expenses and other current assets	(53,115)	8,310	9,081
Accounts payable	6,985	(9,088)	2,117
Accrued expenses and other current liabilities	14,282	22,202	(45,445)
Other non-current liabilities	16,973	(27,452)	(2,709)

Net cash provided by continuing operations	271,253	274,833	289,658
Net cash provided by (used in) discontinued operations	—	591	(2,127)

Net cash provided by operating activities	271,253	275,424	287,531

Cash Flows from Investing Activities:
Decrease (increase) in restricted cash	(6,406)	(141)	418
Purchases of property, plant and equipment	(132,532)	(96,241)	(100,606)
Proceeds from sale of property, plant and equipment	947	795	803
Proceeds from disposition of business	11,491	—	—
Cash paid for acquisitions, net of cash acquired	(631,311)	(523,507)	(468,527)
Proceeds from sales of marketable securities	9,202	3,182	—
Net cash received from (paid for) equity method investments	(121,903)	12,354	12,560
Increase in other assets	(27,684)	(12,900)	(27,720)

Net cash used in continuing operations	(898,196)	(616,458)	(583,072)
Net cash provided by (used in) discontinued operations	—	62,596	(237)

Net cash used in investing activities	(898,196)	(553,862)	(583,309)

Cash Flows from Financing Activities:
Cash paid for financing costs	(74,680)	(13,045)	(17,756)
Cash paid for contingent purchase price consideration	(28,305)	—	—
Cash paid for dividends	(5,425)	—	—
Proceeds from issuance of common stock, net of issuance costs	37,886	19,024	30,015
Repurchase of preferred stock	(99,070)	—	—
Proceeds from issuance of long-term debt	2,096,277	400,000	631,177
Payments on long-term debt	(1,207,454)	(9,750)	(11,055)
Net proceeds (payments) under revolving credit facilities	10,715	(146,781)	(7,251)
Repurchase of common stock	(184,867)	—	—
Excess tax benefits on exercised stock options	3,423	1,683	9,269
Principal payments on capital lease obligations	(4,163)	(1,867)	(798)
Purchase of non-controlling interest	—	(52,864)	—
Other	(4,257)	(141)	(153)

Net cash provided by continuing operations	540,080	196,259	633,448
Net cash used in discontinued operations	—	—	(12)

Net cash provided by financing activities	540,080	196,259	633,436

Foreign exchange effect on cash and cash equivalents	(15,270)	(9,288)	13,791

Net increase (decrease) in cash and cash equivalents	(102,133)	(91,467)	351,449
Cash and cash equivalents, beginning of period	401,306	492,773	141,324

Cash and cash equivalents, end of period	$299,173	$401,306	$492,773

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of Business and Basis of Presentation

By developing new capabilities in near-patient diagnosis, monitoring and health management, Alere Inc. and subsidiaries enable individuals to take charge of improving their health and quality of life at home under medical supervision. Our global leading products and services, as well as our new product development efforts, focus on cardiology, infectious disease, toxicology, diabetes, oncology and women’s health.

Our business is organized into three operating segments: (i) professional diagnostics, (ii) health management and (iii) consumer diagnostics. The professional diagnostics segment includes an array of innovative rapid diagnostic test products and other in vitro diagnostic tests marketed to medical professionals and laboratories for detection of diseases and conditions within our areas of focus identified above. The health management segment provides comprehensive, integrated programs and services focused on wellness, disease and condition management, productivity enhancement and informatics, all designed to reduce health-related costs and enhance the health and quality of life of the individuals we serve. The consumer diagnostics segment consists primarily of manufacturing operations related to our role as the exclusive manufacturer of products for SPD Swiss Precision Diagnostics, or SPD, our 50/50 joint venture with The Procter & Gamble Company, or P&G. SPD has significant operations in the worldwide over-the-counter pregnancy and fertility/ovulation test market.

Acquisitions are an important part of our growth strategy. When we acquire businesses, we seek to complement existing products and services, enhance or expand our product lines and/or expand our customer base. We determine what we are willing to pay for each acquisition partially based upon our expectation that we can cost effectively integrate the products and services of the acquired companies into our existing infrastructure. In addition, we utilize existing infrastructure of the acquired companies to cost effectively introduce our products to new geographic areas. All of these factors contributed to the acquisition prices of acquired businesses that were in excess of the fair value of net assets acquired and the resultant goodwill (Note 4).

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

(2)  Summary of Significant Accounting Policies

(a)  Use of Estimates

To prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, our management must make estimates, judgments and assumptions that may affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from such estimates under different assumptions or conditions.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

(b)  Foreign Currencies

In general, the functional currencies of our foreign subsidiaries are the local currencies. For purpose of consolidating the financial statements of our foreign subsidiaries, all assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date, while the stockholders’ equity accounts are translated at historical exchange rates. Translation gains and losses that result from the conversion of the balance sheets of the foreign subsidiaries into U.S. dollars are recorded to cumulative translation adjustment, which is a component of accumulated other comprehensive income (Note 15) within stockholders’ equity. The revenue and expenses of our foreign subsidiaries are translated using the average rates of exchange in effect during each fiscal month during the year.

Net realized and unrealized foreign currency exchange transaction losses of $22.9 million during 2011, gains of $9.8 million during 2010 and gains of $1.3 million during 2009 are included as a component of other income (expense), net in the accompanying consolidated statements of operations.

(c)  Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2011 and 2010.

(d)  Restricted Cash

We had restricted cash of $9.0 million and $2.6 million as of December 31, 2011 and 2010, respectively. Of the $9.0 million as of December 31, 2011, approximately $5.3 million was for the purchase of the remaining outstanding shares of Axis-Shield plc, or Axis-Shield, which were acquired prior to December 31, 2011, but settled in the first quarter of 2012.

(e)  Marketable Securities

Securities classified as available-for-sale or trading are carried at fair value, as determined by quoted market prices at the balance sheet date. Realized gains and losses on securities are included in other income (expense), net on a specific identification basis. Unrealized holding gains and losses (except for other than temporary impairments) on securities classified as available-for-sale, are reported in accumulated other comprehensive income, net of related tax effects. Marketable securities that are held indefinitely are classified in our accompanying consolidated balance sheets as long-term marketable securities.

(f)  Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and are made up of raw material, work-in-process and finished goods. The cost elements of work-in-process and finished goods inventory consist of raw material, direct labor and manufacturing overhead. Where finished goods inventory is purchased from third-party manufacturers, the costs of such finished goods inventory represent the costs to acquire such inventory.

(g)  Property, Plant and Equipment

We record property, plant and equipment at historical cost or, in the case of a business combination, at fair value on the date of the business combination. Depreciation is computed using the

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

straight-line method based on the following estimated useful lives of the related assets: machinery, laboratory equipment and tooling, 3-15 years; buildings, 7-61 years; leasehold improvements, lesser of remaining term of lease or estimated useful life of asset; computer software and equipment, 1-7 years and furniture and fixtures, 2-16 years. Land is not depreciated. Depreciation expense related to property, plant and equipment amounted to $83.7 million, $67.7 million and $54.3 million in 2011, 2010 and 2009, respectively. Expenditures for repairs and maintenance are expensed as incurred.

(h)  Goodwill and Other Intangible Assets with Indefinite Lives

Goodwill relates to amounts that arose in connection with our various business combinations and represent the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment.

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

In performing the impairment test, we utilize the two-step approach. The first step, or Step 1, requires a comparison of the carrying value of each reporting unit to its estimated fair value. To estimate the fair value of our reporting units for Step 1, we use a combination of the income approach and the market approach. The income approach is based on a discounted cash flow analysis, or DCF, and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value, using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The forecasted cash flows are based on our most recent budget and for years beyond the budget, our estimates are based on assumed growth rates. We believe our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital, or WACC, of market participants relative to each respective reporting unit. The market approach considers comparable market data based on multiples of revenue or earnings before interest, taxes, depreciation and amortization, or EBITDA.

If the carrying value of a reporting unit exceeds its estimated fair value, we are required to perform the second step, or Step 2, of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. The implied fair value of goodwill is calculated as the difference between the fair value of the reporting unit and the estimated fair value of its assets and liabilities. To the extent this amount is below the carrying value of goodwill, an impairment charge is recorded.

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

2011 Annual Goodwill Impairment Test

We conducted our annual impairment test for our reporting units during the fourth quarter of 2011. Key assumptions (which vary by reporting unit) used in determining fair value under the discounted cash flow approach included discount rates ranging from 11.0% to 14.5%, projected compound average revenue growth rates of 4.9% to 10.0% and terminal value growth rates of 4.0%. In determining the appropriate discount rate, we considered the WACC for each reporting unit, which, among other factors, considers the cost of common equity capital and the marginal cost of debt of market participants. Key assumptions (which again vary by reporting unit) used in determining fair value under the market approach were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly-traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of 0.8 to 2.6 times and multiples of EBITDA of 5.6 to 9.3 times. In assessing the reasonableness of our estimated fair values of the reporting units, management compared the results of the valuation analyses against our then-current market capitalization to imply a control premium. Based on this analysis, the implied control premium was within the range of comparable industry transactions.

The Step 1 impairment analysis indicated that the carrying value of the net assets of our health management reporting unit exceeded the estimated fair value of the reporting unit. As a result, we were required to perform Step 2 of the goodwill impairment test to determine the amount, if any, of goodwill impairment charges for the health management reporting unit. We completed Step 2, consistent with the procedures described above, and determined that a goodwill impairment charge in the amount of approximately $383.6 million was required. The resulting goodwill impairment charge is reflected in operating income (loss) in our accompanying consolidated statements of operations.

2010 Annual Goodwill Impairment Test

We conducted our annual impairment test for our reporting units during the fourth quarter of 2010. Key assumptions (which vary by reporting unit) used in determining fair value under the discounted cash flow approach included discount rates ranging from 12.5% to 13.0%, projected compound average revenue growth rates of 6.0% to 10.0% and terminal value growth rates of 4.0%. In determining the appropriate discount rate, we considered the WACC for each reporting unit, which, among other factors, considers the cost of common equity capital and the marginal cost of debt of market participants. Key assumptions (which again vary by reporting unit) used in determining fair value under the market approach were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly-traded companies and recent merger and

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of 1.0 to 2.8 times and multiples of EBITDA of 7.5 to 10.0 times. In assessing the reasonableness of our estimated fair values of the reporting units, management compared the results of the valuation analyses against our then-current market capitalization to imply a control premium. Based on this analysis, the implied control premium was within the range of comparable industry transactions.

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

(i)  Impairment of Other Long-Lived Tangible and Intangible Assets

Our intangible assets consist primarily of core technology, in-process research and development acquired after January 1, 2009, patents, trademarks, trade names, customer relationships, distribution rights and non-compete agreements. The majority of our intangibles was recorded in connection with our various business combinations. Our intangibles are recorded at fair value at the time of their acquisition. We amortize intangibles over their estimated useful lives.

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

We conduct our annual goodwill impairment test for our reporting units during the fourth quarter of each year. The impairment tests conducted during 2011 and 2010 indicated there was an impairment of goodwill associated with our health management reporting unit, and thus, a potential impairment of our long-lived tangible and intangible assets associated with the same reporting unit. We conducted an analysis, utilizing an undiscounted cash flow model. The analysis conducted during 2011 and 2010 indicated there was no impairment of the long-lived tangible or intangible assets associated with our health management reporting unit. Although we believe that the carrying value of our long-lived tangible and intangible assets was realizable as of December 31, 2011 and 2010, future events could cause us to conclude otherwise.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

(j)  Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development assets that we acquire that have not been completed at the date of acquisition. The acquired IPR&D is capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D is amortized over its estimated useful life.

(k)  Business Acquisitions

On January 1, 2009, we adopted a new accounting standard issued by the Financial Accounting Standards Board, or FASB, related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, this standard requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing IPR&D costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded as general and administrative expense. This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. Acquisitions consummated prior to January 1, 2009 were accounted for in accordance with the previously applicable guidance. During 2011, 2010 and 2009, we incurred $11.5 million, $8.2 million and $15.9 million of acquisition-related costs. Included in the $15.9 million of expense incurred during 2009 was $3.8 million of costs associated with acquisition-related activity for transactions not consummated prior to January 1, 2009.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

(l)  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized in the future (Note 16).

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. We evaluate uncertain tax positions on a quarterly basis and consider various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.

(m)  Revenue Recognition

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

For products that include installation, and if the installation meets the criteria to be considered a separate element, product revenue is recognized upon delivery, and installation revenue is recognized when the installation is complete. For sales that include customer-specified acceptance criteria, revenue is recognized after the acceptance criteria have been met. Certain of our products require specialized installation. Revenue for these products is deferred until installation is completed. Revenue from services is deferred and recognized over the contractual period, or as services are rendered and accepted by the customer. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements, and recognize revenue when the criteria for revenue recognition have been met for each element, in accordance with authoritative guidance on multiple-element arrangements.

Additionally, we generate services revenue in connection with contracts with health plans (both commercial and governmental) and self-insured employers, whereby we provide clinical expertise through fee-based arrangements. Revenue for fee-based arrangements is recognized over the period in which the services are provided. Some contracts provide that a portion of our fees are at risk if our customers do not achieve certain financial cost savings or we do not achieve certain other clinical and operational metrics, over a period of time, typically one year. Revenue subject to refund is not recognized if (i) sufficient information is not available to calculate performance measurements or (ii) interim performance measurements indicate that we are not meeting performance targets. If either

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

of these two conditions exists, we record the amounts as other current liabilities in the consolidated balance sheet, deferring recognition of the revenue until we establish that we have met the performance criteria. If we do not meet the performance targets at the end of the contractual period, we are obligated under the contract to refund some or all of the at-risk fees.

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

(n)  Employee Stock-Based Compensation Arrangements

We account for share-based payments in accordance with Accounting Standards Codification, or ASC 718, Compensation — Stock Compensation. Compensation expense associated with stock options includes amortization based on the grant-date fair value estimated in accordance with the provisions of ASC 718. In addition, we record expense over the offering period in connection with shares issued under our employee stock purchase plan. Compensation expense for stock-based compensation awards includes an estimate for forfeitures and is recognized over the vesting period of the options using the straight-line method. It is our policy to recognize, through additional paid in capital, the excess or windfall tax benefits on stock option deductions, as those deductions are recognized on tax returns.

Our stock option plans provide for grants of options to employees to purchase common stock at or above the fair market value of such shares on the grant date of the award. The options generally vest over a four-year period, beginning on the date of grant, with a graded vesting schedule of 25% at the end of each of the four years. The fair value of each option grant is estimated on the date of grant primarily using a Black-Scholes option-pricing method. We use historical data to estimate the expected price volatility and the expected forfeiture rate. The contractual term of our stock option awards is ten years. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant with a remaining term equal to the expected term of the option. We have not made any dividend payments to common shareholders nor do we have plans to pay dividends in the foreseeable future.

(o)  Net Income (Loss) per Common Share

Net income (loss) per common share is based upon the weighted-average number of outstanding common shares and the dilutive effect of common share equivalents, such as options and warrants to purchase common stock, convertible preferred stock and convertible notes, if applicable, that are outstanding each year (Note 12).

(p)  Other Operating Expenses

We expense advertising costs as incurred. In 2011, 2010 and 2009, advertising costs amounted to $9.9 million, $14.4 million and $15.4 million, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

Shipping and handling costs are included in cost of net revenue in the accompanying consolidated statements of operations. Additionally, to the extent that we charge our customers for shipping and handling costs, these costs are recorded along with product revenues.

(q)  Concentration of Credit Risk, Off-Balance Sheet Risks and Other Risks and Uncertainties

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

At December 31, 2011 and 2010, no individual customer’s accounts receivable balance was in excess of 10% of our aggregate accounts receivable. During 2011 and 2010, no one customer represented greater than 10% of our net revenue. During 2009, we had one customer that represented 15% of our net revenue and purchased our professional diagnostics products.

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

(r)  Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at December 31, 2011 consisted of cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and debt. Our primary financial instruments at December 31, 2010 consisted of cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, debt and our interest rate swap contract. We apply fair value measurement accounting to value our financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The estimated fair value of these financial instruments approximates their carrying values at December 31, 2011 and 2010.

(s)  Recent Accounting Pronouncements

Recently Issued Standards

In September 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing for Goodwill Impairment, or ASU 2011-08. ASU 2011-08 allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. ASU 2011-08 does not change the current guidance for testing other indefinite-lived intangible assets for impairment. ASU 2011-08 is effective for annual and interim goodwill impairment

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. ASU 2011-05 (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, or ASU 2011-12. These ASU’s are to be applied retrospectively and are effective for fiscal years and interim periods within those years beginning after December 15, 2011. As these accounting standards only requires enhanced disclosure, the adoption of these standards will not impact our financial position, results of operations or cash flows.

Recently Adopted Standards

Effective January 1, 2011, we adopted ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB EITF, or ASU 2009-13. ASU 2009-13 will separate multiple-deliverable revenue arrangements. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The amendments of this update replaced the term “fair value” in the revenue allocation guidance with “selling price” to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments of this update eliminates the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The amendments in this update requires that a vendor determine its best estimated selling price in a manner consistent with that used to determine the price to sell the deliverable on a standalone basis. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)  Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets consist of (in thousands):

	December 31,
	2011	2010
Inventories, net:
Raw materials	$92,844	$81,640
Work-in-process	72,939	61,849
Finished goods	154,486	114,231

	$320,269	$257,720

Property, plant and equipment, net:
Machinery, laboratory equipment and tooling	$340,750	$252,581
Land and buildings	170,152	158,109
Leasehold improvements	38,767	24,552
Computer software and equipment	174,086	129,794
Furniture and fixtures	28,117	22,773

	751,872	587,809
Less: Accumulated depreciation and amortization	(260,667)	(197,299)

	$491,205	$390,510

Accrued expenses and other current liabilities:
Compensation and compensation-related	$77,656	$65,839
Advertising and marketing	2,178	3,228
Professional fees	9,171	8,507
Interest payable	27,137	25,283
Royalty obligations	29,085	22,014
Deferred revenue	33,407	24,924
Taxes payable	79,379	46,944
Acquisition-related obligations	68,009	72,102
Other	69,551	76,991

	$395,573	$345,832

(4)  Business Combinations

(a)  Acquisitions in 2011

(i)  Arriva

On November 23, 2011, we acquired Arriva Medical LLC, or Arriva, located in Coral Springs, Florida, a privately-owned mail-order provider of home-diabetes testing products and supplies. The preliminary aggregate purchase price was $79.5 million, which consisted of a cash payment totaling $64.4 million and 806,452 shares of our common stock with an aggregate fair value of $15.2 million. Included in our consolidated statement of operations for the year ended December 31, 2011 is revenue totaling approximately $5.3 million related to this acquired business. The operating results of Arriva are included in our professional diagnostics reporting unit and business segment. The amount allocated to goodwill from this acquisition is deductible for tax purposes.

(ii)  Axis-Shield

On November 1, 2011, we acquired Axis-Shield, located in Dundee, Scotland, a U.K. publicly traded company focused on the development and manufacture of in vitro diagnostic tests for use in

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Business Combinations (Continued)

clinical laboratories and at the point of care. The preliminary aggregate purchase price was $388.8 million, which consisted of a cash payment totaling $274.4 million, fair value of previously-held investment totaling $109.2 million and an outstanding obligation to settle the remaining outstanding shares of $5.3 million. Included in our consolidated statement of operations for the year ended December 31, 2011 is revenue totaling approximately $36.7 million, including $1.8 million of license and royalty revenue, related to this acquired business. The operating results of Axis-Shield are included in our professional diagnostics reporting unit and business segment. We do not expect the amount allocated to goodwill to be deductible for tax purposes.

(iii)  Avee

On October 3, 2011, we acquired Avee Laboratories Inc. and related companies, which we refer to collectively as Avee, located in Tampa, Florida, a privately-owned provider of drug testing services in the field of pain management. The aggregate purchase price was $120.5 million, which was paid in cash. Included in our consolidated statement of operations for the year ended December 31, 2011 is revenue totaling approximately $27.2 million related to this acquired business. The operating results of Avee are included in our professional diagnostics reporting unit and business segment. The amount allocated to goodwill from this acquisition is deductible for tax purposes.

(iv)  Other acquisitions in 2011

During 2011, we acquired the following businesses for a preliminary aggregate purchase price of $198.4 million, which included cash payments totaling $139.2 million, 25,463 shares of our common stock with an acquisition date fair value of $1.0 million, contingent consideration obligations with an aggregate acquisition date fair value of $48.7 million and deferred purchase price consideration of $4.2 million.

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

•	Forensics Limited, or ROAR, located in Worcestershire, England, a company that provides forensic quality toxicology services across the United Kingdom (Acquired September 2011)

•

Mahsan Diagnostika Vertriebsgesellschaft mbH, or Mahsan, located in Reinbek, Germany, a distributor of in vitro diagnostic drugs of abuse products primarily to the German marketplace (Acquired October 2011)

•	Medical Automation Systems Inc., or MAS, located in Charlottesville, Virginia, a provider of network-based software solutions for point-of-care testing (Acquired October 2011)

•

certain assets and properties of 1 Medical Distribution, Inc., or 1 Medical, located in Worthington, Ohio, a distributor that promotes, markets, distributes and sells drugs of abuse diagnostic products, including consumables, point-of-care diagnostic kits and related products and services (Acquired November 2011)

•	Method Factory, Inc. (d/b/a Wellogic), or Wellogic, headquartered in Waltham, Massachusetts, a provider of software solutions designed to connect the healthcare community (Acquired December 2011)

The operating results of BioNote, Bioeasy, 3DL, Colibri, LDS, Abatek, ROAR, Mahsan, MAS and 1 Medical are included in our professional diagnostics reporting unit and business segment. The operating results of Pregnancy.org, Alere Connected Health, Standing Stone and Wellogic are included in our health management reporting unit and business segment.

Our consolidated statement of operations for the year ended December 31, 2011 included revenue totaling approximately $21.1 million related to these businesses. Goodwill has been recognized in all of the acquisitions, with the exception of 1 Medical, and amounted to approximately $135.8 million. Goodwill related to the acquisitions of Pregnancy.org, 3DL, Abatek, LDS and Wellogic, which totaled $32.4 million, is expected to be deductible for tax purposes. The goodwill related to the remaining 2011 acquisitions is not expected to be deductible for tax purposes.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Business Combinations (Continued)

A summary of the preliminary aggregate purchase price allocation for the acquisitions consummated in 2011 is as follows (in thousands):

	Avee	Arriva	Axis-Shield	Other	Total
Current assets(1)	$9,811	$8,366	$92,813	$24,688	$135,678
Property, plant and equipment	5,411	524	50,718	11,820	68,473
Goodwill	30,038	55,827	143,188	135,828	364,881
Intangible assets	76,400	27,400	224,921	79,454	408,175
Other non-current assets	—	35	19,833	6,290	26,158

Total assets acquired	121,660	92,152	531,473	258,080	1,003,365

Current liabilities	1,170	12,613	47,024	27,603	88,410
Non-current liabilities	—	—	95,600	32,008	127,608

Total liabilities assumed	1,170	12,613	142,624	59,611	216,018

Net assets acquired	120,490	79,539	388,849	198,469	787,347
Less:
Contingent consideration	—	—	—	48,685	48,685
Fair value of previously-held equity investment	—	—	109,231	3,937	113,168
Obligation to purchase outstanding shares	—	—	5,264	—	5,264
Fair value of common stock issued	—	15,183	—	1,000	16,183
Loan forgiveness	—	—	—	1,489	1,489
Deferred purchase price consideration	—	—	—	4,170	4,170

Cash paid	$120,490	$64,356	$274,354	$139,188	$598,388

(1)	Includes cash acquired of approximately $23.2 million.

The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Avee	Arriva	Axis-Shield	Other	Total	Weighted- average Useful Life
Core technology and patents	$—	$—	$55,580	$19,740	$75,320	10.1 years
Database	—	—	—	64	64	3.0 years
Trademarks and trade names	1,700	1,000	4,145	7,352	14,197	10.1 years
Customer relationships	71,500	23,000	108,052	35,051	237,603	11.9 years
Non-compete agreements	3,200	3,400	—	1,706	8,306	5.3 years
Software	—	—	—	7,400	7,400	10.9 years
Other	—	—	—	7,767	7,767	15.6 years
In-process research and development	—	—	57,144	374	57,518	N/A

Total intangible assets	$76,400	$27,400	$224,921	$79,454	$408,175

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Business Combinations (Continued)

(b)  Acquisitions in 2010

(i)  Immunalysis

On August 16, 2010, we acquired Diagnostixx of California, Corp. (d/b/a Immunalysis Corporation), or Immunalysis, located in Pomona, California, a privately-owned manufacturer and marketer of abused and prescription drug screening solutions used by clinical reference and forensic/crime laboratories. The aggregate purchase price was $56.2 million, which consisted of an initial cash payment totaling $55.0 million and a contingent consideration obligation of up to $5.0 million with an acquisition date fair value of $1.2 million. Included in our consolidated statement of operations for the year ended December 31, 2010 is revenue totaling approximately $7.9 million related to this acquired business. The operating results of this acquired operation are included in our professional diagnostics reporting unit and business segment. The amount allocated to goodwill from this acquisition is deductible for tax purposes.

(ii)  Twist

On March 11, 2010, we acquired TwistDx, Inc., or Twist, headquartered in Cambridge, Massachusetts, a privately-owned research and development company with a research and development operation in the United Kingdom. The aggregate purchase price was $70.8 million, which consisted of an initial cash payment totaling $35.2 million and a contingent consideration obligation of up to $125.0 million with an acquisition date fair value of $35.6 million. Included in our consolidated statement of operations for the year ended December 31, 2010 is revenue totaling approximately $0.2 million related to this acquired business. The operating results of this acquired operation are included in our professional diagnostics reporting unit and business segment. The amount allocated to goodwill from this acquisition is not deductible for tax purposes.

(iii)  Alere Toxicology

On February 17, 2010, we acquired Kroll Laboratory Specialists, Inc., subsequently renamed Alere Toxicology Services, or Alere Toxicology, headquartered in Gretna, Louisiana, which provides forensic quality substance abuse testing products and services across the United States. The aggregate purchase price was $109.5 million, which was paid in cash. Included in our consolidated statement of operations for the year ended December 31, 2010 is revenue totaling approximately $31.3 million related to this acquired business. The operating results of Alere Toxicology are included in our professional diagnostics reporting unit and business segment. The amount allocated to goodwill from this acquisition is deductible for tax purposes.

(iv)  Standard Diagnostics

On February 8, 2010, we acquired a 61.92% ownership interest in Standard Diagnostics via a tender offer for approximately $162.1 million. On March 22, 2010, we acquired an incremental 13.37% ownership interest in Standard Diagnostics via a follow-on tender offer for approximately $36.2 million. In June 2010, we acquired an incremental 2.84% ownership interest for approximately $7.3 million, bringing our acquisition-related aggregate ownership interest in Standard Diagnostics to approximately 78.13%. Standard Diagnostics specializes in the medical diagnostics industry. Its main product lines relate to diagnostic reagents and devices for hepatitis, infectious diseases, tumor markers, fertility, drugs of abuse, urine strips and protein strips. The aggregate purchase price was $205.6 million in cash. Included in our consolidated statement of operations for the year ended December 31, 2010 is revenue totaling approximately $78.9 million related to Standard Diagnostics. The operating results of

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Business Combinations (Continued)

Standard Diagnostics are included in our professional diagnostics reporting unit and business segment. The amount allocated to goodwill from this acquisition is not deductible for tax purposes. During the fourth quarter of 2010, we acquired the remaining outstanding minority interests in Standard Diagnostics bringing our aggregate ownership interest to approximately 100% as of December 31, 2010. In connection with our purchase of shares from a certain minority shareholder, we incurred a compensation charge of $60.1 million, as a result of the transition of the day-to-day management control of the business to us.

(v)  Other acquisitions in 2010

During 2010, we acquired the following businesses for an aggregate purchase price of $161.9 million, which consisted of initial cash payments totaling $108.3 million, contingent consideration obligations with an acquisition date fair value of $52.9 million and deferred purchase price consideration with an acquisition date present value of $0.7 million.

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

•	Ionian Technologies, Inc., or Ionian, located in San Diego, California (Acquired July 2010)

•

AdnaGen AG, now known as AdnaGen GmbH, or AdnaGen, located in Langenhagen, Germany, a company that focuses on the development of innovative tumor diagnostics for the detection of rare cells (Acquired November 2010)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Business Combinations (Continued)

•

Medlab Produtos Medicos Hospitalares Ltda, now known as Alere S.A., located in San Paulo, Brazil, a distributor of medical instruments and reagents to public and private laboratories throughout Brazil and Uruguay (Acquired December 2010)

•	Capital Toxicology, LLC, or Capital Toxicology, located in Austin, Texas, a privately-held toxicology business specializing in pain management services (Acquired December 2010)

The operating results of the acquired businesses mentioned above, except for RMD and Alere Health Pty Ltd., are included in our professional diagnostics reporting unit and business segment. The operating results of RMD and Alere Health Pty Ltd. are included in our health management reporting unit and business segment. Our consolidated statement of operations for the year ended December 31, 2010 included revenue totaling approximately $12.6 million related to these businesses. Goodwill has been recognized in all of the acquisitions, with the exception of Unotech and Micropharm, and amounted to approximately $116.2 million. Goodwill related to the acquisition of Capital Toxicology, which totaled $11.6 million, is deductible for tax purposes. Goodwill related to all other acquisitions is not deductible for tax purposes.

A summary of the aggregate purchase price allocation for the acquisitions consummated in 2010 is as follows (in thousands):

	Immunalysis	Twist	Alere Toxicology	Standard Diagnostics	Other	Total
Current assets(1)	$6,933	$373	$6,044	$51,056	$20,829	$85,235
Property, plant and equipment	1,076	152	3,300	18,580	13,149	36,257
Goodwill	18,234	61,463	53,435	33,798	116,186	283,116
Intangible assets	30,600	15,700	48,400	131,179	57,976	283,855
Other non-current assets	—	—	—	16,426	562	16,988

Total assets acquired	56,843	77,688	111,179	251,039	208,702	705,451

Current liabilities	569	731	1,640	13,389	14,749	31,078
Non-current liabilities	50	6,107	—	32,088	32,024	70,269

Total liabilities assumed	619	6,838	1,640	45,477	46,773	101,347

Net assets acquired	56,224	70,850	109,539	205,562	161,929	604,104
Less:
Contingent consideration	1,200	35,600	—	—	52,908	89,708
Present value of deferred purchase price consideration	—	—	—	—	688	688

Cash paid	$55,024	$35,250	$109,539	$205,562	$108,333	$513,708

(1)	Includes cash acquired of approximately $22.9 million.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Business Combinations (Continued)

The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Immunalysis	Twist	Alere Toxicology	Standard Diagnostics	Other	Total	Weighted- average Useful Life
Core technology and patents	$8,800	$8,600	$13,300	$62,135	$14,050	$106,885	12.4 years
Quality systems	—	—	—	—	153	153	5 years
Database	—	—	—	—	654	654	3 years
Trademarks and trade names	800	—	—	9,350	1,504	11,654	6.3 years
License agreements	—	—	—	—	459	459	5 years
Customer relationships	19,900	—	35,100	45,754	24,578	125,332	14.3 years
Non-compete agreements	300	—	—	255	2,095	2,650	4.2 years
Software	—	—	—	—	5,000	5,000	7 years
Distribution agreement	800	—	—	—	—	800	14 years
Manufacturing know-how	—	—	—	—	3,683	3,683	10.5 years
In-process research and development	—	7,100	—	13,685	5,800	26,585	N/A

Total intangible assets	$30,600	$15,700	$48,400	$131,179	$57,976	$283,855

(c)  Acquisitions in 2009

(i)  Acquisition of Tapestry Medical

On November 6, 2009, we acquired Tapestry Medical, Inc., now known as Alere Home Monitoring, Inc., or Alere Home Monitoring, located in Livermore, California, a privately-owned company that is a provider of products and related services designed to support anti-coagulation disease management for patients at risk for stroke and other clotting disorders. The aggregate purchase price was $58.7 million, which consisted of cash payments totaling $42.7 million and a contingent consideration obligation with a fair value of $16.0 million payable in shares of our common stock, except in the case of the 2010 earn-out which will be paid in cash. Included in our consolidated statements of operations for the year ended December 31, 2009 is revenue totaling approximately $1.8 million related to Alere Home Monitoring. The operating results of Alere Home Monitoring are included in our health management reporting unit and business segment. The amount allocated to goodwill from this acquisition is deductible for tax purposes.

(ii)  Acquisition of Free & Clear

On September 28, 2009, we acquired Free & Clear, Inc., now known as Alere Wellbeing, Inc., or Alere Wellbeing, located in Seattle, Washington, a privately-owned company that specializes in

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Business Combinations (Continued)

behavioral coaching to help employers, health plans and government agencies improve the overall health and productivity of their covered populations. The aggregate purchase price was $121.5 million, which consisted of an initial cash payment totaling $107.3 million and a contingent consideration obligation with a fair value of $14.2 million. Included in our consolidated statements of operations for the year ended December 31, 2009 is revenue totaling approximately $14.3 million related to Alere Wellbeing. The operating results of Alere Wellbeing are included in our health management reporting unit and business segment. The amount allocated to goodwill from this acquisition is not deductible for tax purposes.

(iii)  Acquisition of Concateno

On August 11, 2009, we acquired Concateno plc, or Concateno, a publicly-traded company headquartered in the United Kingdom that specializes in the manufacture and distribution of rapid drugs of abuse diagnostic products used in health care, criminal justice, workplace and other testing markets. The aggregate purchase price was $251.9 million, which consisted of $178.8 million in cash, including $0.5 million of cash paid for shares of Concateno common stock which we acquired prior to the acquisition date, 2,091,080 shares of our common stock with an aggregate fair value of $70.2 million and $2.9 million of fair value associated with Concateno employee stock options exchanged as part of the transaction. Our consolidated statements of operations for the year ended December 31, 2009 included revenue totaling approximately $33.3 million related to Concateno. The operating results of Concateno are included in our professional diagnostics reporting unit and business segment. The amount allocated to goodwill from this acquisition is not deductible for tax purposes.

(iv)  Acquisition of ACON’s Second Territory Business

On April 30, 2009, we completed our acquisition of the assets of ACON Laboratories, Inc.’s and certain related entities’ (collectively, “ACON”) business of researching, developing, manufacturing, distributing, marketing and selling lateral flow immunoassay and directly-related products (the “Business”) for the remainder of the world outside of the First Territory (as defined below), including China, Asia Pacific, Latin America, South America, the Middle East, Africa, India, Pakistan, Russia and Eastern Europe (the “Second Territory Business”). We acquired ACON’s Business in the United States, Canada, Western Europe (excluding Russia, the former Soviet Republics that are not part of the European Union and Turkey), Israel, Australia, Japan and New Zealand (the “First Territory”) in March 2006. The aggregate purchase price for the Second Territory Business was approximately $191.0 million ($188.9 million present value), which consisted of cash payments totaling $104.7 million, 1,202,691 shares of our common stock with an aggregate fair value of $42.1 million and deferred purchase price consideration payable in cash and common stock with an aggregate fair value of $42.1 million. Our consolidated statements of operations for the year ended December 31, 2009 included revenue totaling approximately $38.0 million related to the Second Territory Business. The operating results of the Second Territory Business are included in our professional diagnostics reporting unit and business segment. Goodwill resulting from this acquisition is generally not expected to be deductible for tax purposes depending on the tax jurisdiction.

(v)  Other acquisitions in 2009

During 2009, we acquired the following assets and businesses for an aggregate purchase price of $85.8 million ($83.9 million present value), which consisted of $45.4 million in cash, 128,513 shares of our common stock with an aggregate fair value of $5.1 million, notes payable totaling $7.9 million,

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Business Combinations (Continued)

deferred purchase price consideration payable in cash with an aggregate fair value of $15.8 million, warrants with a fair value of $0.1 million and contingent consideration obligations with an aggregate fair value of $9.6 million, which is recorded as a liability, of which $5.4 million is payable in shares of our common stock.

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

•	ZyCare, Inc., or ZyCare, located in Chapel Hill, North Carolina, a provider of technology and services used to help manage many chronic illnesses (Acquired August 2009)

•	Medim Schweiz GmbH., now known as Alere GmbH, located in Zug, Switzerland, a distributor of point-of-care diagnostics testing products primarily to the Swiss marketplace (Acquired September 2009)

•

Biosyn Diagnostics Limited, now known as Alere Health Limited, located in Belfast, Ireland, a distributor of point-of-care diagnostics testing products primarily to the Irish marketplace (Acquired October 2009)

•

Mologic Limited, or Mologic, located in Sharnbrook, United Kingdom, a research and development entity having extensive experience in applied immunoassay technology, as well as a broad understanding of medical diagnostic devices and antibody development (Acquired October 2009)

•

Jinsung Meditech, Inc., now known as Alere Healthcare Inc., or Alere Healthcare, located in Seoul, South Korea, a distributor of point-of-care diagnostics testing products primarily to the South Korean marketplace (Acquired December 2009)

•	Biolinker S.A., or Biolinker, located in Buenos Aires, Argentina, a distributor of point-of-care diagnostics testing products primarily to the Argentinean marketplace (Acquired December 2009)

•

51.0% share in Long Chain International Corp., located in Taipei, Taiwan, a distributor of point-of-care diagnostics testing products primarily to the Taiwanese marketplace (Acquired December 2009). In January 2010, we acquired the remaining 49.0% interest in Long Chain International Corp., now known as Alere Health Corporation.

The operating results of Alere GmbH, Alere Health Limited, Mologic, Alere Healthcare, Biolinker and Alere Health Corporation are included in our professional diagnostics reporting unit and business segment. The operating results of GeneCare, Accordant and Zycare are included in our health management reporting unit and business segment. Our consolidated statements of operations for the year ended December 31, 2009 included revenue totaling approximately $19.6 million related to these businesses. Goodwill has been recognized in all transactions and amounted to approximately $35.6 million. Goodwill related to the acquisitions of GeneCare and Accordant, which totaled $12.8 million, is deductible for tax purposes. Goodwill related to all other acquisitions is not deductible for tax purposes.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Business Combinations (Continued)

A summary of the aggregate purchase price allocation for the acquisitions consummated in 2009 is as follows (in thousands):

	Alere Home Monitoring	Alere Wellbeing	Concateno	Second Territory Business	Other	Total
Current assets(1)	$2,682	$18,723	$38,292	$4,156	$23,130	$86,983
Property, plant and equipment	5,026	1,224	5,192	305	1,272	13,019
Goodwill	42,732	80,293	156,563	83,976	35,563	399,127
Intangible assets	10,680	44,100	102,735	100,600	40,861	298,976
Other non-current assets	25	1,786	2,405	—	631	4,847

Total assets acquired	61,145	146,126	305,187	189,037	101,457	802,952

Current liabilities	2,413	6,948	20,589	117	11,027	41,094
Non-current liabilities	13	17,640	32,707	—	6,531	56,891

Total liabilities assumed	2,426	24,588	53,296	117	17,558	97,985

Net assets acquired	58,719	121,538	251,891	188,920	83,899	704,967
Less:
Contingent consideration	16,000	14,208	—	—	9,606	39,814
Notes payable	—	—	—	—	7,912	7,912
Fair value of common stock issued and options exchanged	—	—	73,099	42,142	5,172	120,413
Present value of deferred purchase price consideration	—	—	—	42,089	15,764	57,853

Cash paid	$42,719	$107,330	$178,792	$104,689	$45,445	$478,975

(1)	Includes cash acquired of approximately $18.4 million.

The following are the intangible assets acquired and their respective amortizable lives (dollars in thousands):

	Alere Home Monitoring	Alere Wellbeing	Concateno	Second Territory Business	Other	Total	Weighted- average Useful Life
Core technology and patents	$—	$4,600	$500	$3,000	$5,220	$13,320	6.5 years
Supply arrangements	—	—	—	—	1,581	1,581	8 years
Trademarks and trade names	3,000	3,400	25,184	1,900	270	33,754	14.1 years
Customer relationships	6,500	36,100	77,051	94,200	31,074	244,925	14.9 years
Non-compete agreements	1,180	—	—	1,500	1,600	4,280	2.9 years
In-process research and development	—	—	—	—	1,116	1,116	N/A

Total intangible assets	$10,680	$44,100	$102,735	$100,600	$40,861	$298,976

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Business Combinations (Continued)

(d)  Restructuring Plans Related to Business Combinations

In connection with several of our acquisitions consummated during 2008 and prior, we initiated integration plans to consolidate and restructure certain functions and operations, including the relocation and termination of certain personnel of these acquired entities and the closure of certain of the acquired entities’ leased facilities. These costs have been recognized as liabilities assumed in connection with the acquisition of these entities and are subject to potential adjustments as certain exit activities are confirmed or refined. Of the total $1.8 million liability outstanding as of December 31, 2011, $0.6 million is included in accrued expenses and other current liabilities and $1.2 million is included in other long-term liabilities.

(i)  Matria Acquisition

In connection with our acquisition of Matria in 2008, we implemented an integration plan to improve operating efficiencies and eliminate redundant costs resulting from the acquisition. The restructuring plan impacted all cost centers within the Matria organization, as activities were combined with our existing business operations. The following table summarizes the liabilities established for exit activities related to this acquisition (in thousands):

	Severance Related	Facility And Other	Total Exit Activities
Balance at December 31, 2008	$3,952	$—	$3,952
Restructuring plan accruals and adjustments	158	4,815	4,973
Payments	(1,190)	(1,924)	(3,114)

Balance at December 31, 2009	2,920	2,891	5,811
Restructuring plan accruals and adjustments	(1,536)	(141)	(1,677)
Payments	(1,130)	(1,783)	(2,913)

Balance at December 31, 2010	254	967	1,221
Restructuring plan accruals and adjustments	(176)	—	(176)
Payments	(10)	(572)	(582)

Balance at December 31, 2011	$68	$395	$463

Costs since inception	$13,664	$4,674	$18,338

Although we believe our plan and estimated exit costs are reasonable, actual spending for exit activities may differ from current estimated exit costs.

(ii)  Cholestech Acquisition

During 2007, we formulated restructuring plans in connection with our acquisition of Cholestech Corporation, or Cholestech, consistent with our acquisition strategy to realize operating efficiencies and cost savings. Additionally, in March 2008, we announced plans to close the Cholestech facility in Hayward, California. We have transitioned the manufacturing of the related products to our facility in San Diego, California and have transitioned the sales and distribution of the products to our shared

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Business Combinations (Continued)

services center in Orlando, Florida. The following table summarizes the liabilities established for exit activities related to this acquisition (in thousands):

	Severance Related	Facility And Other	Total Exit Activities
Balance at December 31, 2008	$3,946	$2,732	$6,678
Restructuring plan accruals and adjustments	49	—	49
Payments	(1,554)	(12)	(1,566)

Balance at December 31, 2009	2,441	2,720	5,161
Restructuring plan accruals and adjustments	(631)	—	(631)
Payments	(1,725)	(914)	(2,639)

Balance at December 31, 2010	85	1,806	1,891
Restructuring plan accruals and adjustments	(85)	—	(85)
Payments	—	(502)	(502)

Balance at December 31, 2011	$—	$1,304	$1,304

Costs since inception	$5,845	$2,732	$8,577

Although we believe our plan and estimated exit costs are reasonable, actual spending for exit activities may differ from current estimated exit costs. See Note 20 for additional restructuring charges related to the Cholestech facility closures and integrations.

(iii)  Other Acquisitions

In conjunction with our acquisitions of Panbio Limited, or Panbio, Biosite Incorporated, or Biosite, HemoSense, Inc., or HemoSense, Alere Medical, Inc., or Alere Medical, ParadigmHealth, Inc., or ParadigmHealth, Matritech, Inc., or Matritech, and Ostex we implemented integration plans to improve efficiencies and eliminate redundant costs resulting from the acquisitions. The following table summarizes the liabilities established for exit activities related to these acquisitions (in thousands):

	Severance Related	Facility And Other	Total Exit Activities
Balance at December 31, 2008	$2,450	$2,194	$4,644
Restructuring plan accruals and adjustments	(4)	502	498
Payments	(2,438)	(1,307)	(3,745)
Currency adjustments	—	2	2

Balance at December 31, 2009	8	1,391	1,399
Restructuring plan accruals and adjustments	—	(140)	(140)
Payments	(8)	(1,004)	(1,012)

Balance at December 31, 2010	—	247	247
Restructuring plan accruals and adjustments	—	(75)	(75)
Payments	—	(172)	(172)

Balance at December 31, 2011	$—	$—	$—

Costs since inception	$20,366	$5,062	$25,428

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Business Combinations (Continued)

(e)  Pro Forma Financial Information

The following table presents selected unaudited financial information, including Standard Diagnostics, as if the acquisition of this entity had occurred on January 1, 2010. Pro forma results exclude adjustments for various other less significant acquisitions completed during 2010 and 2011, as these acquisitions did not materially affect our results of operations.

The pro forma results are derived from the historical financial results of the acquired business for the period presented and are not necessarily indicative of the results that would have occurred had the acquisition been consummated on January 1, 2010. There was no pro forma impact on the results of operations for 2011, as the acquisition of Standard Diagnostics closed prior to January 1, 2011 (in thousands, except per share amount).

2010
Pro forma net revenue	$2,161,500

Pro forma net loss from continuing operations attributable to Alere Inc. and Subsidiaries	$(1,051,259)

Pro forma net loss available to common stockholders	$(1,041,545)

Pro forma net loss from continuing operations attributable to Alere Inc. and Subsidiaries per common share — basic and diluted(1)	$(12.45)

Pro forma net loss available to common stockholders — basic and diluted(1)	$(12.31)

(1)	Net loss per common share amounts are computed as described in Note 12.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Goodwill and Other Intangible Assets

The following is a summary of goodwill and other intangible assets as of December 31, 2011 (in thousands, except useful life):

	Gross Carrying Amount	Accumulated Amortization and Impairment Losses	Net Carrying Value	Weighted- average Useful Life
Amortized intangible assets:
Core technology and patents	$756,835	$253,266	$503,569	13.16 years

Other intangible assets:
Supplier relationships	18,652	14,709	3,943	9.19 years
Trademarks and trade names	232,938	86,932	146,006	9.73 years
License agreements	17,429	10,714	6,715	4.47 years
Customer relationships	1,753,985	717,826	1,036,159	15.55 years
Manufacturing know-how	10,996	6,139	4,857	12.70 years
Other	168,005	83,329	84,676	7.90 years

Total other intangible assets	2,202,005	919,649	1,282,356

Total intangible assets with finite lives	$2,958,840	$1,172,915	$1,785,925

Intangible assets with indefinite lives:
Goodwill	$4,211,240	$1,389,969	$2,821,271
Other intangible assets(1)	69,546	—	69,546

Total intangible assets with indefinite lives	$4,280,786	$1,389,969	$2,890,817

(1)	Primarily includes in-process research and development recorded in connection with certain acquisitions completed since 2009.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Goodwill and Other Intangible Assets (Continued)

The following is a summary of goodwill and other intangible assets as of December 31, 2010 (in thousands, except useful life):

	Gross Carrying Amount	Accumulated Amortization and Impairment Losses	Net Carrying Value	Weighted- average Useful Life
Amortized intangible assets:
Core technology and patents	$660,245	$195,559	$464,686	13.45 years

Other intangible assets:
Supplier relationships	18,775	13,255	5,520	9.19 years
Trademarks and trade names	226,290	60,814	165,476	9.65 years
License agreements	11,325	10,292	1,033	7.04 years
Customer relationships	1,525,842	532,799	993,043	16.11 years
Manufacturing know-how	11,215	5,071	6,144	12.62 years
Other	136,154	64,475	71,679	7.36 years

Total other intangible assets	1,929,601	686,706	1,242,895

Total intangible assets with finite lives	$2,589,846	$882,265	$1,707,581

Intangible assets with indefinite lives:
Goodwill	$3,837,657	$1,006,357	$2,831,300
Other intangible assets(1)	28,183	—	28,183

Total intangible assets with indefinite lives	$3,865,840	$1,006,357	$2,859,483

(1)	Primarily includes in-process research and development recorded in connection with certain acquisitions completed during 2009, 2010 and 2011.

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the underlying license agreement or the period of time the assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets on patterns in which the economic benefits are expected to be realized. Amortization expense of intangible assets, which in the aggregate amounted to $307.7 million, $298.1 million and $255.4 million in 2011, 2010 and 2009, respectively, is included in cost of net revenue, research and development, sales and marketing and general and administrative in the accompanying consolidated statements of operations. The allocation of amortization expense to the expense categories is based on the intended usage and the expected benefits of the intangible assets in relation to the expense categories.

The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years as of December 31, 2011 (in thousands):

2012	$303,544
2013	$256,001
2014	$222,835
2015	$191,440
2016	$165,047

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Goodwill and Other Intangible Assets (Continued)

During the fourth quarter, we perform our annual impairment tests of the carrying value of our goodwill by reporting unit. Our annual impairment review conducted during the fourth quarters of 2011 and 2010 indicated that a goodwill impairment charge was required in our health management business segment and reporting unit. For further discussion see Note 2(h).

We allocate goodwill by reporting unit based on the relative percentage of estimated future revenues generated for the respective reporting unit as of the acquisition date. Goodwill amounts allocated to our professional diagnostics, health management and consumer diagnostics reporting units are summarized as follows (in thousands):

	Professional Diagnostics	Health Management	Consumer Diagnostics	Total
Goodwill at December 31, 2009	$1,988,923	$1,422,205	$52,230	$3,463,358
Acquisitions(1)	327,467	36,948	—	364,415
Goodwill impairment charge(2)	—	(1,006,357)	—	(1,006,357)
Other(3)	9,724	166	(6)	9,884

Goodwill at December 31, 2010	$2,326,114	$452,962	$52,224	$2,831,300
Acquisitions(1)	352,986	31,043	—	384,029
Goodwill impairment charge(2)	—	(383,612)	—	(383,612)
Other(3)	(9,499)	(634)	(313)	(10,446)

Goodwill at December 31, 2011	$2,669,601	$99,759	$51,911	$2,821,271

(1)	Includes initial purchase price allocation, purchase accounting adjustments recorded to the acquired entities’ opening balance sheet and additional payments made for earn-outs and milestones achieved.

(2)	We recorded a goodwill impairment charge of approximately $383.6 million and $1.0 billion during 2011 and 2010, respectively, related to our health management business segment and reporting unit. Any further reduction or impairment of the value of goodwill or other intangible assets will result in additional charges against earnings, which could materially reduce our reported results of operations in future periods.

(3)	These amounts relate primarily to adjustments resulting from fluctuations in foreign currency exchange rates.

We generally expense costs incurred for the internal development of intangible assets, except for costs that are incurred to establish patents and trademarks, such as legal fees for initiating, filing and obtaining the patents and trademarks. As of December 31, 2011, we had approximately $9.2 million of costs capitalized, net of amortization, in connection with establishing patents and trademarks which are included in other intangible assets, net, in the accompanying consolidated balance sheets. Upon the initial filing of the patents and trademarks, we commence amortization of such intangible assets over their estimated useful lives. Costs incurred to maintain the patents and trademarks are expensed as incurred.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	December 31,
	2011	2010
A term loans	$617,188	$—
B term loans	922,688	—
Incremental B-1 term loans	250,000	—
Delayed-draw term loans	300,000	—
First Lien Credit Agreement — Term loans	—	941,250
Second Lien Credit Agreement	—	250,000
3% Senior subordinated convertible notes	150,000	150,000
9% Senior subordinated notes	391,233	389,686
7.875% Senior notes	245,621	244,756
8.625% Senior subordinated notes	400,000	400,000
Lines-of-credit	19,603	4,405
Other	32,210	15,360

	3,328,543	2,395,457
Less: Current portion	(61,092)	(16,891)

	$3,267,451	$2,378,566

The following describes each of the debt instruments listed above:

(a)  Credit Agreement

On June 30, 2011, we entered into a Credit Agreement, or secured credit facility, with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and, along with certain of our subsidiaries, a related guaranty and security agreement; on December 7, 2011, we entered into an amendment to our secured credit facility to provide an additional term loan facility for the “Incremental B-1” term loans described below. The secured credit facility, as amended, provides for credit facilities totaling $2.35 billion in the aggregate, consisting of term loans in the aggregate principal amount of $2.1 billion (consisting of “A” term loans in the aggregate principal amount of $625.0 million, “B” term loans in the aggregate principal amount of $925.0 million, “Incremental B-1” term loans in the aggregate principal amount of $250.0 million, and “Delayed-Draw” term loans in the aggregate principal amount of $300.0 million), all of which we have fully drawn, and, subject to our continued compliance with the secured credit facility, a $250.0 million revolving line of credit (which revolving line of credit includes a $50.0 million sublimit for the issuance of letters of credit). We must repay the “A” term loans in eighteen consecutive quarterly installments, beginning on December 31, 2011 (which first installment we have paid) and continuing through March 31, 2016, in the amount of $7,812,500 each, and a final installment on June 30, 2016, in the amount of $484,375,000. We must repay the “B” term loans in twenty-two consecutive quarterly installments, beginning on December 31, 2011 (which first installment we have paid) and continuing through March 31, 2017, in the amount of $2,312,500 each, and a final installment on June 30, 2017, in the amount of $874,125,000. We must repay the “Incremental B-1” term loans in twenty-one consecutive quarterly installments, beginning on March 31, 2012 and continuing through March 31, 2017, in the amount of $625,000 each, and a final installment on June 30, 2017, in the amount of $236,875,000. We must repay the “Delayed-Draw” term loans in fifteen consecutive quarterly installments, beginning on September 30, 2012 and continuing through March 31, 2016, in the amount of $3,750,000 each, and a final installment on June 30, 2016, in the amount of $243,750,000. We may repay any future borrowings under the revolving line of credit at any time (without premium or penalty), but in no event later than June 30, 2016. Notwithstanding the foregoing, and subject to certain

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Long-term Debt (Continued)

exceptions provided for in the Credit Agreement, in the event that any of our existing 3.0% senior subordinated convertible notes, 9.0% senior subordinated notes or 7.875% senior notes remain outstanding on the date that is six months prior to the relevant maturity date thereof, respectively, then all of the term loans and revolving credit loan under the secured credit facility shall instead mature in full on the relevant prior date.

The “A” term loans, the “Delayed Draw” term loans and our borrowings under the revolving credit facility bear interest at a rate per annum of, at our option, either (i) the Base Rate, as defined in the Credit Agreement, plus an applicable margin, which varies between 1.75% and 2.50% depending on our consolidated secured leverage ratio, or (ii) the Eurodollar Rate, as defined in the Credit Agreement, plus an applicable margin, which varies between 2.75% and 3.50% depending on our consolidated secured leverage ratio. The “B” term loans and “Incremental B-1” term loans bear interest at a rate per annum of, at our option, either (i) the Base Rate, as defined in the Credit Agreement, plus an applicable margin, which varies between 2.50% and 3.25% depending on our consolidated secured leverage ratio, or (ii) the Eurodollar Rate, as defined in the Credit Agreement, plus an applicable margin, which varies between 3.50% and 4.25% depending on our consolidated secured leverage ratio. Interest on “B” term loans and “Incremental B-1” term loans based on the Eurodollar Rate is subject to a 1.00% floor with respect to the base Eurodollar Rate. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum equal to 0.50%. As of December 31, 2011, the “A” term loans, the “B” term loans, the “Incremental B-1” term loans and the “Delayed-Draw” term loans bore interest at 3.03%, 4.50%, 4.50% and 3.04%, respectively.

As of December 31, 2011, aggregate outstanding borrowings under the secured credit facility amounted to approximately $2.1 billion, consisting of “A” term loans in the aggregate principal amount of $617.2 million, “B” term loans in the aggregate principal amount of $922.7 million, “Incremental B-1” term loans in the aggregate principal amount of $250.0 million (all of which “Incremental B-1” term loans we borrowed upon our entry into the amendment of the secured credit facility on December 7, 2011) and “Delayed-Draw” term loans in the aggregate principal amount of $300.0 million. As of December 31, 2011, we were in compliance with all financial covenants related to the above debt, which consisted principally of a maximum consolidated secured leverage ratio, a minimum consolidated interest coverage ratio and a limit on capital expenditures. Interest expense related to the secured credit facility and to our former secured credit facility for the year ended December 31, 2011, including amortized deferred costs and termination fees paid for certain debt modifications and the termination of our former secured credit facility and related interest rate swap agreement, was $95.3 million. As of December 31, 2011, accrued interest related to the secured credit facility amounted to $4.5 million.

(b)  First Lien Credit Agreement and Second Lien Credit Agreement

In connection with entering into the secured credit facility on June 30, 2011, we repaid in full all outstanding indebtedness under and terminated our First Lien Credit Agreement, or senior secured credit facility, and our Second Lien Credit Agreement, or junior secured credit facility (and, collectively with the senior secured credit facility, our former secured credit facility), each dated June 26, 2007, with certain lenders, General Electric Capital Corporation, as administrative agent and collateral agent, and certain other agents and arrangers, and certain related guaranty and security agreements. The aggregate outstanding principal amount of the loans repaid under our former secured credit facility in connection with the termination thereof was approximately $1.2 billion.

In August 2007, we entered into interest rate swap contracts, with an effective date of September 28, 2007, that had a total notional value of $350.0 million and an original maturity date of September 28,

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Long-term Debt (Continued)

2010. These interest rate swap contracts paid us variable interest at the three-month LIBOR rate, and we paid the counterparties a fixed rate of 4.85%. In March 2009, we extended our August 2007 interest rate hedge for an additional two-year period commencing in September 2010 at a one-month LIBOR rate of 2.54%. These interest rate swap contracts were entered into to convert $350.0 million of the $1.2 billion variable rate term loans under our former secured credit facility into fixed rate debt. In connection with entering into the secured credit facility on June 30, 2011, we paid $10.1 million to terminate these interest rate swap contracts which was recorded in interest expense, including amortization of original issue discounts and deferred financing costs in our consolidated statements of operations.

In January 2009, we entered into interest rate swap contracts, with an effective date of January 14, 2009, that had a total notional value of $500.0 million and a maturity date of January 5, 2011. These interest rate swap contracts paid us variable interest at the one-month LIBOR rate, and we paid the counterparties a fixed rate of 1.195%. These interest rate swap contracts were entered into to convert $500.0 million of the $1.2 billion variable rate term loan under our former secured credit facility into fixed rate debt. We did not extend the terms of these interest rate swap contracts after January 5, 2011.

(b)  3% Senior Subordinated Convertible Notes, Principal Amount $150.0 million

On May 14, 2007, we sold $150.0 million principal amount of 3% senior subordinated convertible notes due 2016, or the convertible notes, in a private placement to qualified institutional buyers. At the initial conversion price of $52.30, the convertible notes were convertible into an aggregate 2,868,120 shares of our common stock. The conversion price was subject to adjustment one year from the date of sale. Based upon the daily volume-weighted price per share of our common stock for the thirty consecutive trading days ending May 9, 2008, the conversion price decreased from $52.30 to $43.98 in May 2008. The decrease in conversion price resulted in additional shares of our common stock becoming issuable upon conversion of our convertible notes. The convertible notes are now convertible into 3.4 million shares of our common stock at a conversion price of $43.98. Interest accrues at 3% per annum, compounded daily, on the outstanding principal amount and is payable in arrears on May 15th and November 15th, which started on November 15, 2007. Interest expense, including amortization of deferred financing costs, was $5.0 million for each of the years ended December 31, 2011 and 2010.

(c)  9% Senior Subordinated Notes

On May 12, 2009, we completed the sale of $400.0 million aggregate principal amount of 9% senior subordinated notes due 2016, or the 9% subordinated notes, in a public offering. Net proceeds from this offering amounted to $379.5 million, which was net of underwriters’ commissions totaling $8.0 million and original issue discount totaling $12.5 million. At December 31, 2011, we had $391.2 million in indebtedness under our 9% subordinated notes.

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

Interest expense related to our 9% subordinated notes for the years ended December 31, 2011 and 2010, including amortization of deferred financing costs and original issue discounts, was $40.2 million and $38.3 million, respectively. As of December 31, 2011, accrued interest related to the senior subordinated notes amounted to $4.5 million.

(d)  7.875% Senior Notes

During the third quarter of 2009, we sold a total of $250.0 million aggregate principal amount of 7.875% senior notes due 2016, or the 7.875% senior notes, in two separate transactions. On August 11, 2009, we sold $150.0 million aggregate principal amount of 7.875% senior notes in a public offering. Net proceeds from this offering amounted to approximately $145.0 million, which was net of underwriters’ commissions totaling $2.2 million and original issue discount totaling $2.8 million. The net

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Long-term Debt (Continued)

proceeds were used to fund our acquisition of Concateno. At December 31, 2011, we had $148.1 million in indebtedness under this issuance of our 7.875% senior notes.

On September 28, 2009, we sold $100.0 million aggregate principal amount of 7.875% senior notes in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers. We also agreed to file a registration statement with the SEC so that the holders of these notes could exchange the notes for registered notes that have substantially identical terms as the original notes. We filed this registration statement with the SEC on February 12, 2010 and the exchange offer was completed on June 11, 2010. Net proceeds from this offering amounted to approximately $95.0 million, which was net of the initial purchasers’ original issue discount totaling $3.5 million and offering expenses totaling approximately $1.5 million. The net proceeds were used to partially fund our acquisition of Free & Clear. At December 31, 2011, we had $97.5 million in indebtedness under this issuance of our 7.875% senior notes.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Long-term Debt (Continued)

The 7.875% Indenture contains covenants that will limit our ability, and the ability of our subsidiaries, to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness and consolidate, merge or transfer all or substantially all of our, or their, assets, taken as a whole. These covenants are subject to certain exceptions and qualifications. Interest expense related to our 7.875% senior notes for the years ended December 31, 2011 and 2010, including amortization of deferred financing costs and original issue discounts, was $22.3 million and $21.3 million, respectively. As of December 31, 2011, accrued interest related to the senior notes amounted to $8.2 million.

(e)  8.625% Senior Subordinated Notes

On September 21, 2010, we completed the sale of $400.0 million aggregate principal amount of the 8.625% senior subordinated notes due 2018, or the 8.625% subordinated notes, in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers and to persons outside the United States. At December 31, 2011, we had $400.0 million in indebtedness under our 8.625% subordinated notes.

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

The 8.625% Indenture contains covenants that will limit our ability and the ability of our subsidiaries to, among other things, incur additional debt; pay dividends on capital stock or redeem, repurchase or retire capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with affiliates; create restrictions on our or their ability to pay dividends or make loans, asset transfers or other payments to us or them; issue capital stock of our or their subsidiaries; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate, merge or transfer all or substantially all of our or their assets, taken as a whole. These covenants are subject to certain exceptions and qualifications. Interest expense related to our 8.625% subordinated notes for the years ended December 31, 2011 and 2010, including amortization of deferred financing costs, was $36.4 million and $9.9 million, respectively. As of December 31, 2011, accrued interest related to the subordinated notes amounted to $8.6 million.

(f)  Lines of Credit

Some of our subsidiaries maintain local lines of credit for short-term advances. Total available credit under the local lines of credit is approximately $23.7 million, of which $17.5 million was borrowed and outstanding as of December 31, 2011.

(g)  Other Debt

Included in other debt above, for the year ended December 31, 2011, are borrowings by certain of our subsidiaries from various financial institutions. The borrowed funds are used to fund capital expenditure and working capital requirements. Interest expense on these borrowings was $2.5 million for the year ended December 31, 2011.

(i)  Maturities of Long-Term Debt

The following is a summary of the maturities of long-term debt outstanding on December 31, 2011 (in thousands):

2012	$61,092
2013	57,053
2014	46,712
2015	47,233
2016	1,612,300
Thereafter	1,517,300

3,341,690
Less: Original issue discounts	(13,147)

$3,328,543

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$3,340	$3,340	$—	$—

Total assets	$3,340	$3,340	$—	$—

Liabilities:
Foreign exchange forward contracts(1)	$447	$—	$447	$—
Contingent consideration obligations(2)	140,047	—	—	140,047

Total liabilities	$140,494	$—	$447	$140,047

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  Fair Value Measurements (Continued)

Description	December 31, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$11,948	$11,948	$—	$—

Total assets	$11,948	$11,948	$—	$—

Liabilities:
Interest rate swap liability(3)	$11,980	$—	$11,980	$—
Contingent consideration obligations(2)	132,879	—	—	132,879

Total liabilities	$144,859	$—	$11,980	$132,879

(1)	The fair value of the foreign exchange forward contracts was measured using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates.

(2)	The fair value measurements for our contingent consideration obligations relate to acquisitions completed after January 1, 2009 and are valued using Level 3 inputs. We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations. See Note 11 for additional information on the valuation of our contingent consideration obligations.

(3)	The fair value of our interest rate swaps is based on the application of standard discounted cash flow models using market interest rate data.

Changes in the fair value of our Level 3 contingent consideration obligations during the year ended December 31, 2011 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2011	$132,879
Acquisition date fair value of contingent consideration obligations recorded	50,024
Foreign currency	(277)
Payments	(28,489)
Present value accretion	15,988
Adjustments, net (income) expense	(30,078)

Fair value of contingent consideration obligations, December 31, 2011	$140,047

At December 31, 2011 and 2010, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt were $3.3 billion at December 31, 2011. The carrying amount and estimated fair value of our long-term debt were $2.4 billion at December 31, 2010. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information and may not be representative of actual values that could have been or will be realized in the future.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  Capital Leases

The following is a schedule of the future minimum lease payments under capital leases, together with the present value of such payments as of December 31, 2011 (in thousands):

2012	$6,083
2013	4,458
2014	3,197
2015	2,610
2016	797
Thereafter	1,567

Total future minimum lease payments	18,712
Less: Imputed interest	—

Present value of future minimum lease payments	18,712
Less: Current portion	(6,083)

$12,629

At December 31, 2011, the capitalized amounts of the building, machinery and equipment and computer equipment under capital leases were as follows (in thousands):

Machinery, laboratory equipment and tooling	$32,556
Computer equipment	931
Furniture and fixtures	221
Vehicles	24
Leasehold improvements	58

33,790
Less: Accumulated amortization	(6,326)

$27,464

The amortization expense of assets recorded under capital leases is included in depreciation and amortization expense of property, plant and equipment.

(9)  Postretirement Benefit Plans

(a)  Employee Savings Plans

Our company and several of our U.S.-based subsidiaries sponsor various 401(k) savings plans, to which eligible domestic employees may voluntarily contribute a portion of their income, subject to statutory limitations. In addition to the participants’ own contributions to these 401(k) savings plans, we match such contributions up to a designated level. Total matching contributions related to employee savings plans were $7.6 million, $6.9 million and $6.4 million in 2011, 2010 and 2009, respectively.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Postretirement Benefit Plans (Continued)

(b)  U.K. Pension Plans

Changes in benefit obligations, plan assets, funded status and amounts recognized on the accompanying balance sheet as of and for the years ended December 31, 2011 and 2010, for our Defined Benefit Plan were as follows (in thousands):

	2011	2010
Change in projected benefit obligation
Benefit obligation at beginning of year	$14,391	$12,909
Interest cost	773	717
Actuarial loss	274	1,195
Benefits paid	(260)	(167)
Foreign exchange impact	(212)	(263)

Benefit obligation at end of year	$14,966	$14,391

Change in plan assets
Fair value of plan assets at beginning of year	$10,855	$8,833
Actual return on plan assets	(90)	1,462
Employer contribution	927	894
Benefits paid	(260)	(167)
Foreign exchange impact	(160)	(167)

Fair value of plan assets at end of year	$11,272	$10,855

Funded status at end of year for projected benefit obligation	$(3,694)	$(3,536)

Funded status at end of year for accumulated benefit obligation	$(1,005)	$(812)

The net amounts recognized in the accompanying consolidated balance sheets are shown in current liabilities and were $3.7 million and $3.5 million for the years ended December 31, 2011 and 2010, respectively.

Amounts recognized in accumulated other comprehensive income (loss) for the years ending December 31, 2011 and 2010 are as follows:

	2011	2010
Net actuarial loss	$2,825	$1,824
Prior service costs	4,932	5,413

Net amount recognized	$7,757	$7,237

The measurement date used to determine plan assets and benefit obligations for the Defined Benefit Plan was December 31, 2011 and 2010.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Postretirement Benefit Plans (Continued)

The following table provides the weighted-average actuarial assumptions:

	2011	2010
Assumptions used to determine benefit obligations(1):
Discount rate	4.90%	5.30%
Rate of compensation increase	3.75%	4.15%
Assumptions used to determine net periodic benefit cost(2):
Discount rate	5.30%	5.70%
Expected return on plan assets	6.40%	6.70%
Rate of compensation increase	4.15%	4.25%

(1)	The actuarial assumptions used to compute the unfunded status for the plan are based upon information available as of December 31, 2011 and 2010.

(2)	The actuarial assumptions used to compute the net periodic pension benefit cost are based upon the information available as of the beginning of the year.

The actuarial assumptions are reviewed on an annual basis. The overall expected long-term rate of return on plan assets assumption was determined based on historical investment return rates on portfolios with a high proportion of equity securities.

The annual cost of the Defined Benefit Plan is as follows (in thousands):

	2011	2010	2009
Interest cost	$773	$717	$596
Expected return on plan assets	(731)	(597)	(444)
Amortization of net loss (gain)	32	20	—
Amortization of prior service cost	427	—	—
Curtailment loss (gain)	—	—	313

Net periodic benefit cost (benefit)	$501	$140	$465

The plan assets of the Defined Benefit Plan comprise of a mix of stocks and fixed income securities and other investments. At December 31, 2011, these stocks and fixed income securities represented 67% and 31%, respectively, of the market value of the pension assets. We expect to contribute approximately 0.6 million British Pounds Sterling (or $0.9 million at December 31, 2011) to the Defined Benefit Plan in 2012. We expect that the benefits to be paid to plan participants will range between approximately $0.2 million and $0.4 million per year for each of the next five years and that benefits totaling $0.4 million will be paid annually for the five years thereafter.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Postretirement Benefit Plans (Continued)

The fair values of our pension plan assets at December 31, 2011 and 2010 by asset category are presented in the following table (Level 2 in the fair value hierarchy).

	Plan Assets at December 31,
Asset Category	2011	2010
Equity securities:
U.K. equities	$3,805	$3,758
Overseas equities	3,782	3,828
Debt securities — corporate bonds	3,450	3,067
Other — cash	235	202

Total plan assets	$11,272	$10,855

The table above presents the fair value of our plan’s assets in accordance with the fair value hierarchy. The pension plan assets are measured using net asset value per share (or its equivalent) and are reported as a Level 2 investment above due to our ability to redeem the investment either at the balance sheet date or within limited time restrictions.

Unipath Limited, or Unipath, contributed $0.3 million in 2011, $0.4 million in 2010 and $0.8 million in 2009 to a Defined Contribution Plan, which was recognized as an expense in the accompanying consolidated statement of operations.

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

(a)  Interest Rate Risk

We have historically used interest rate swap contracts in the management of our interest rate exposure related to our former secured credit facility. On June 30, 2011, we entered into a new secured credit facility and, in connection therewith, repaid in full all outstanding indebtedness under and terminated our former secured credit facility and related interest rate swaps.

(b) Foreign Currency Risk

In connection with our acquisition of Axis-Shield, we acquired a number of foreign currency forward contracts. The specific risk hedged in these contracts is the undiscounted foreign currency spot rate risk on forecasted foreign currency revenue. As of December 31, 2011, the notional value of these contracts is approximately $16.6 million and CHF 5.4 million. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and it is subsequently reclassified into net earnings in the period in which the hedged transaction affects net earnings or the forecasted transaction is no longer probable of occurring.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)  Derivative Financial Instruments (Continued)

The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on/in our accompanying consolidated balance sheets and consolidated statements of operations (in thousands):

Derivative Instruments	Balance Sheet Caption	Fair Value at December 31, 2011	Fair Value at December 31, 2010
Foreign currency forward contracts	Accrued expenses and other current liabilities	$447	$—

Interest rate swap contracts(1)	Accrued expenses and other current liabilities	$—	$26

Interest rate swap contracts(1)	Other long-term liabilities	$—	$11,954

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized During the Year Ended December 31, 2011	Amount of Gain Recognized During the Year Ended December 31, 2010
Foreign currency forward contract	Other comprehensive income (loss)	$(1,187)	$—
Interest rate swap contracts(1)(2)	Other comprehensive income (loss)	—	3,965

Total gain (loss)	Other comprehensive income (loss)	$(1,187)	$3,965

(1)	See Note 6(b) regarding our interest rate swaps which qualify as cash flow hedges.
(2)	In connection with entering into our secured credit facility on June 30, 2011, we paid $10.1 million to terminate the interest rate swap contracts, which was recorded in interest expense, including amortization of original issue discounts and deferred financing costs in our consolidated statements of operations.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)  Commitments and Contingencies

(a)  Operating Leases

We have operating lease commitments for certain of our facilities and equipment that expire on various dates through 2020. The following schedule outlines future minimum annual rental payments under these leases at December 31, 2011 (in thousands):

2012	$36,054
2013	32,097
2014	24,595
2015	21,645
2016	20,458
Thereafter	43,286

$178,135

Rent expense relating to operating leases was approximately $42.3 million, $39.0 million and $37.3 million during 2011, 2010 and 2009, respectively.

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

We have contractual contingent consideration obligations related to our acquisitions of Accordant, AdnaGen, Alere Connected Health, Arriva, Bioeasy, Colibri, Capital Toxicology, Alere Wellbeing, Immunalysis, Alere Healthcare, Alere S.A., LDS, Mologic, Alere Home Monitoring, Standing Stone, Ionian, Twist, ROAR, Wellogic and certain other small businesses.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)  Commitments and Contingencies (Continued)

(i)  Acquisitions completed prior to January 1, 2009

•	Privately-owned health management business

With respect to a privately-owned health management business which we acquired in 2008, the terms of the acquisition agreement provided for contingent consideration payable upon successfully meeting certain revenue and EBITDA targets. The final earn-out was achieved during the fourth quarter of 2010, resulting in an accrual of approximately €23.9 million ($31.8 million). A cash payment totaling €24.1 million ($34.0 million) was made during the first quarter of 2011.

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

With respect to Alere Connected Health, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain EBIT targets during calendar years 2011 through 2013. The maximum amount of the earn-out payments is £9.0 million (approximately $13.9 million at December 31, 2011).

•	Arriva

With respect to Arriva, we acquired an existing contingent consideration obligation which requires us to pay earn-outs upon successfully meeting certain operational targets by June 30, 2012. The maximum amount of the earn-out payments is $3.4 million.

•	Bioeasy

With respect to Bioeasy, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2011 through 2013. The 2011 earn-out was not achieved. The maximum amount of the remaining earn-out payments is approximately $5.0 million.

•	Colibri

With respect to Colibri, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain operational and EBITDA targets during the calendar years 2011 and

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)  Commitments and Contingencies (Continued)

2012. The conditions of the 2011 earn-out were not achieved and as a result the 2012 earn-out can not be achieved. As such no further contingent consideration obligations related to this acquisition exist as of December 31, 2011.

•	Capital Toxicology

With respect to Capital Toxicology, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain EBITDA targets during each of the calendar years 2011 and 2012. The 2011 portion of the earn-out totaling approximately $2.1 million was earned and accrued as of December 31, 2011. Payment of the 2011 earn-out is expected to be made during the second quarter of 2012. The maximum remaining amount of the earn-out payments is approximately $8.0 million.

•	Alere Healthcare

With respect to Alere Healthcare, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the calendar years 2010 through 2012. The 2010 portion of the earn-out totaling approximately $0.6 million was earned and accrued as of December 31, 2010. Payment of the 2010 earn-out was made during the third quarter of 2011. The maximum remaining amount of the earn-out payments is approximately $2.4 million.

•	Alere Wellbeing

With respect to Alere Wellbeing, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during fiscal year 2010. A payment of approximately $11.5 million was made during the second quarter of 2011, which was previously accrued.

•	Immunalysis

With respect to Immunalysis, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain gross profit targets during each of the calendar years 2010 through 2012. The 2011 portion of the earn-out totaling approximately $0.9 million was earned and accrued as of December 31, 2011. Payment of the 2011 earn-out is expected to be made during the first quarter of 2012. The maximum remaining amount of the earn-out payments is approximately $2.8 million.

Additionally, we have a contractual contingent obligation to pay up to a total of $3.0 million in compensation to certain executives of Immunalysis in accordance with the acquisition agreement that, if earned, will be paid out in connection with the contingent consideration payable to the former shareholders of Immunalysis, for each of the calendar years 2010, 2011 and 2012. The 2010 portion of the earn-out totaling approximately $0.3 million was earned and accrued as of December 31, 2010. Payment of the 2010 earn-out was made during the first quarter of 2011. As of December 31, 2011, approximately $1.0 million of compensation was earned and accrued. Payment of the 2011 compensation is expected to be made during the first quarter of 2012. The maximum amount of remaining compensation to be paid is approximately $1.0 million.

•	Alere S.A.

With respect to Alere S.A., the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2011 through 2016. The conditions of the 2011 earn-out were not achieved. The maximum amount of the remaining earn-out payments is approximately $7.8 million.

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

With respect to Mologic, the terms of the acquisition agreement require us to pay earn-outs, in shares of our common stock or cash, at our election, upon successfully meeting nine research and development project milestones during the five years following the acquisition. A portion of the earn-out was determined to have been achieved and was paid during 2011. The maximum remaining amount of the earn-out payments is $16.0 million.

•	Alere Home Monitoring

With respect to Alere Home Monitoring, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2010 and 2011. The 2010 portion of the earn-out totaling, $12.7 million, was paid during the first quarter of 2011. The conditions of the 2011 earn-out were not achieved and as such no further contingent consideration obligations related to this acquisition exist as of December 31, 2011.

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

•	Ionian

With respect to our acquisition of a Ionian, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting multiple product development milestones during the five years following the acquisition. The maximum amount of the earn-out payments is $57.5 million.

•	Twist

With respect to our acquisition of a Twist, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and product development targets. The maximum amount of the earn-out payments is $125.0 million and, if earned, payments are expected to be made during the eight-year period following the acquisition date, but could extend thereafter.

•	ROAR

With respect to ROAR, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain EBITDA targets during 2012 through 2014. The maximum amount of the earn-out payments is £10.5 million (approximately $16.2 million at December 31, 2011).

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)  Commitments and Contingencies (Continued)

•	Wellogic

With respect to Wellogic, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain operational and profit targets during 2012 through 2019. The maximum amount of the earn-out payments based upon operational targets is approximately $50.0 million. The earn-out based on financial targets has no maximum.

(c)  Contingent Obligations

•	Agreements with Epocal

In November 2009, we entered into a distribution agreement with Epocal, Inc., or Epocal, to distribute the epoc® Blood Analysis System for blood gas and electrolyte testing for $20.0 million, which is recorded on our accompanying consolidated balance sheet in other intangible assets, net. We also entered into a definitive agreement to acquire all of the issued and outstanding equity securities of Epocal for a total potential purchase price of up to $255.0 million, including a base purchase price of up to $172.5 million if Epocal achieves certain gross margin and other financial milestones on or prior to October 31, 2014, plus additional payments of up to $82.5 million if Epocal achieves certain other milestones relating to its gross margin and product development efforts on or prior to this date. The agreement contains a working capital adjustment whereby the purchase price is increased or decreased to the extent that Epocal’s working capital at closing is more or less than a specified amount. We also agreed that, if the acquisition is consummated, we will provide $12.5 million in management incentive arrangements, 25% of which will vest over three years and 75% of which will be payable only upon the achievement of certain milestones. The acquisition will also be subject to other closing conditions, including the receipt of any required antitrust or other approvals. In April 2011, we entered into a license agreement with Epocal and amended some of the terms of the definitive agreement to acquire Epocal. The license agreement provides us with royalty-free access to certain Epocal intellectual property for use in our home-use products and provided for an upfront license payment of $18.0 million, which we paid in 2011. The amendment of the definitive agreement increased the working capital target by $18.0 million, which may have the effect of reducing the purchase price of the acquisition. The amendment of the agreement also added an additional potential milestone payment of $8.0 million. As a result, the maximum purchase price under the acquisition agreement increased to $263.0 million.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)  Net Income (Loss) Per Common Share

The following tables set forth the computation of basic and diluted income (loss) per common share (in thousands, except per share amounts):

	2011	2010	2009
Income (loss) per common share — basic:
Numerator:
Income (loss) from continuing operations	$(133,542)	$(1,028,707)	$31,782
Preferred stock dividends	(22,049)	(24,235)	(22,972)
Preferred stock repurchase	23,936	—	—

Income (loss) available to common stockholders from continuing operations	$(131,655)	$(1,052,942)	$8,810

Numerator — discontinued operations:
Income from discontinued operations	—	11,397	1,934

Numerator — net income (loss):
Income (loss) from continuing operations	$(133,542)	$(1,028,707)	$31,782
Income from discontinued operations	—	11,397	1,934

Net income (loss)	(133,542)	(1,017,310)	33,716
Preferred stock dividends	(22,049)	(24,235)	(22,972)
Preferred stock repurchase	23,936	—	—

Net income (loss) available to common stockholders	$(131,655)	$(1,041,545)	$10,744

Denominator:
Weighted-average shares outstanding	83,128	84,445	80,572

Income (loss) per common share from continuing operations	$(1.58)	$(12.47)	$0.11

Income per common share from discontinued operations	$—	$0.14	$0.02

Net income (loss) per common share	$(1.58)	$(12.33)	$0.13

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)  Net Income (Loss) Per Common Share (Continued)

	2011	2010	2009
Income (loss) per common share — diluted:
Numerator — continuing operations:
Income (loss) from continuing operations	$(133,542)	$(1,028,707)	$31,782
Preferred stock dividends	(22,049)	(24,235)	(22,972)
Preferred stock repurchase	23,936	—	—

Income (loss) available to common stockholders from continuing operations	$(131,655)	$(1,052,942)	$8,810

Numerator — discontinued operations:
Income from discontinued operations	—	11,397	1,934

Numerator — net income (loss):
Income (loss) from continuing operations	$(133,542)	$(1,028,707)	$31,782
Income from discontinued operations	—	11,397	1,934

Net income (loss)	(133,542)	(1,017,310)	$33,716
Preferred stock dividends	(22,049)	(24,235)	(22,972)
Preferred stock repurchase	23,936	—	—

Net income (loss) available to common stockholders	$(131,655)	$(1,041,545)	$10,744

Denominator:
Weighted-average shares outstanding	83,128	84,445	80,572
Stock options	—	—	1,228
Warrants	—	—	167

Total shares	83,128	84,445	81,967

Income (loss) per common share from continuing operations	$(1.58)	$(12.47)	$0.11

Income per common share from discontinued operations	$—	$0.14	$0.02

Net income (loss) per common share	$(1.58)	$(12.33)	$0.13

We had the following potential dilutive securities outstanding on December 31, 2011: (a) options to purchase an aggregate of 9.45 million shares of our common stock at a weighted-average exercise price of $36.84 per share; (b) warrants to purchase 0.16 million shares at a weighted-average exercise price of $14.44 per share; (c) 3.4 million shares issuable upon conversion of our $150.0 million, 3% senior subordinated convertible notes, convertible at $43.98 per share; (d) $1.7 million of subordinated convertible promissory notes, convertible at $61.49 per share; and (e) 1.8 million shares of our Series B convertible preferred stock, with an aggregate liquidation preference of approximately $709.8 million, convertible under certain circumstances at $69.32 per share into 10.2 million shares of our common stock. For the year ended December 31, 2011, we had 0.1 million common stock equivalents from the potential settlement of a portion of the deferred purchase price consideration related to the ACON Second Territory Business. These potential dilutive securities were not included in the computation of diluted net loss per common share in 2011 because the inclusion thereof would be antidilutive.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)  Net Income (Loss) Per Common Share (Continued)

We had the following potential dilutive securities outstanding on December 31, 2010: (a) options to purchase an aggregate of 10.148 million shares of our common stock at a weighted-average exercise price of $35.61 per share; (b) warrants to purchase 0.24 million shares at a weighted-average exercise price of $16.00 per share; (c) 3.4 million shares issuable upon conversion of our $150.0 million, 3% senior subordinated convertible notes, convertible at $43.98 per share; (d) $1.7 million of subordinated convertible promissory notes, convertible at $61.49 per share; and (e) 2.1 million shares of our Series B convertible preferred stock, with an aggregate liquidation preference of approximately $836.2 million, convertible under certain circumstances at $69.32 per share into 12.1 million shares of our common stock. In addition, at December 31, 2010, we had 0.3 million common stock equivalents from the potential settlement of a portion of the deferred purchase price consideration related to the ACON Second Territory Business and 0.03 million common stock equivalents from the potential settlement of a contingent consideration obligation. These potential dilutive securities were not included in the computation of diluted net loss per common share in 2010 because the inclusion thereof would be antidilutive.

We had dilutive securities outstanding on December 31, 2009 consisting of options and warrants to purchase an aggregate of 10.3 million shares of our common stock at a weighted-average exercise price of $34.11 per share. We had the following potential dilutive securities outstanding on December 31, 2009: (a) 3.4 million shares issuable upon conversion of our $150.0 million, 3% senior subordinated convertible notes, convertible at $43.98 per share; (b) $1.7 million of subordinated convertible promissory notes, convertible at $61.49 per share; and (c) 2.0 million shares of our Series B convertible preferred stock, with an aggregate liquidation preference of approximately $793.7 million, convertible under certain circumstances at $69.32 per share into 11.4 million shares of our common stock. In addition, at December 31, 2009, we had 0.4 million common stock equivalents from the potential settlement of a portion of the deferred purchase price consideration related to the ACON Second Territory Business. These potential dilutive securities were not included in the computation of diluted net earnings per common share in 2009 because the inclusion thereof would be antidilutive.

(13)  Stockholders’ Equity

(a)  Common Stock

As of December 31, 2011, we had 200.0 million shares of common stock, $0.001 par value, authorized, of which approximately 7.7 million shares were issued to treasury and 80.0 million shares were outstanding, 10.6 million shares were reserved for issuance upon grant and exercise of equity awards under current equity compensation plans, 1.5 million shares were reserved for issuance under our employee stock purchase plan and 0.2 million shares were reserved for issuance upon exercise of outstanding warrants. We also had the following potential dilutive securities outstanding on December 31, 2011: $150.0 million of 3% senior subordinated convertible notes, convertible at $43.98 per share into 3.4 million shares of our common stock, which are reserved; $1.7 million of subordinated convertible promissory notes, convertible at $61.49 per share into 27,647 shares of our common stock, which are reserved; and 1.8 million shares of our Series B convertible preferred stock, with an aggregate liquidation preference of approximately $709.8 million, convertible under certain circumstances at $69.32 per share into 10.2 million shares of our common stock, which are reserved.

(b)  Preferred Stock

As of December 31, 2011, we had 5.0 million shares of preferred stock, $0.001 par value, authorized, of which 2.3 million shares were designated as Series B Convertible Perpetual Preferred

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Stockholders’ Equity (Continued)

Stock, or Series B preferred stock. In connection with our acquisition of Matria, we issued shares of the Series B preferred stock and through June 30, 2011 paid all dividends on outstanding shares of Series B preferred stock in additional shares of Series B preferred stock. Subsequent to June 30, 2011 all dividends on outstanding shares of Series B preferred stock were paid in cash. At December 31, 2011, there were 1.8 million shares of Series B preferred stock outstanding with a fair value of approximately $378.8 million.

Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of shares of the Series B preferred stock, we may, at our option, satisfy the entire conversion obligation in cash or through a combination of cash and common stock. Series B preferred stock outstanding at December 31, 2011 would convert into 10.2 million shares of our common stock, which are reserved. There were no conversions as of December 31, 2011.

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

Each share of Series B preferred stock accrues dividends at $12.00, or 3%, per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing following the first full calendar quarter after the issuance date. Dividends on the Series B preferred stock are cumulative from the date of issuance. For the year ended December 31, 2011, Series B preferred stock dividends amounted to $22.0 million, which reduced earnings available to common stockholders for purposes of calculating net loss per common share in 2011 (Note 12). Accrued dividends are payable only if declared by our board of directors and, upon conversion by the Series B preferred stockholder, holders will not receive any cash payment representing accumulated dividends. If our board of directors declares a dividend payable, we have the right to pay the dividends in cash, shares of common stock, additional shares of Series B preferred stock or a similar convertible preferred stock or any combination thereof.

The holders of Series B preferred stock have liquidation preferences over the holders of our common stock and other classes of stock, if any, outstanding at the time of liquidation. Upon liquidation, the holders of outstanding Series B preferred stock would receive an amount equal to $400.00 per share of Series B preferred stock, plus any accumulated and unpaid dividends. As of December 31, 2011, the liquidation preference of the outstanding Series B preferred stock was $709.8 million. The holders of the Series B preferred stock have no voting rights, except with respect to matters affecting the Series B preferred stock (including the creation of a senior preferred stock).

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Stockholders’ Equity (Continued)

We evaluated the terms and provisions of our Series B preferred stock to determine if it qualified for derivative accounting treatment. Based on our evaluation, these securities do not qualify for derivative accounting.

(c)  Share Repurchases

In December 2010, our Board of Directors authorized the repurchase of up to $50.0 million of our common or preferred stock. During the first quarter of 2011, under this authorization we repurchased, in the open market and privately negotiated transactions, 183,000 shares of our Series B preferred stock, which were convertible into approximately 1.1 million shares of our common stock, at a cost of approximately $49.4 million, which we paid in cash. Also during the first quarter of 2011, under this same authorization, we completed this repurchase program by repurchasing 16,700 shares of our common stock at a cost of approximately $0.6 million, which we paid in cash. The repurchase of the preferred stock at an average cost of $269.84 per preferred share, an amount less than the weighted-average fair value of the preferred shares at issuance, resulted in the allocation of $13.7 million of income attributable to common shareholders.

In March 2011, our Board of Directors authorized an additional repurchase of up to $50.0 million of our preferred or common stock. During the second quarter of 2011, under this authorization we repurchased, in the open market and privately negotiated transactions, 174,788 shares of our Series B preferred stock, which were convertible into approximately 1.0 million shares of our common stock, at a cost of approximately $49.7 million, which we paid in cash. Also during the second quarter of 2011, under this same authorization, we completed this repurchase program by repurchasing 8,300 shares of our common stock at a cost of approximately $0.3 million, which we paid in cash. The repurchase of the preferred stock at an average cost of $284.28 per preferred share, an amount less than the weighted-average fair value of the preferred shares at issuance, resulted in the allocation of $10.2 million of income attributable to common shareholders.

On May 31, 2011, we announced that our Board of Directors had authorized the repurchase of up to $200.0 million of our common stock or preferred stock, subject to completion of the consent solicitation we announced that day and receipt of necessary authorizations from our senior secured lenders. We satisfied these conditions on June 30, 2011. During the third quarter of 2011, under this authorization we repurchased approximately 7.6 million shares of our common stock at a cost of approximately $183.9 million, which we paid in cash.

(d)  Stock Options and Awards

In 2010, we adopted the Alere Inc. 2010 Stock Option and Incentive Plan, or the 2010 Plan, which replaced our 2001 Stock Option and Incentive Plan, or the 2001 Plan. The 2010 Plan currently allows for the issuance of up to 1.7 million shares of common stock and other awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals eligible to receive awards, determines or modifies the terms and conditions of the awards granted, accelerates the vesting schedule of any award and generally administers and interprets the 2010 Plan. The 2010 Plan permits the granting of incentive and nonqualified stock options with terms of up to ten years and the granting of stock appreciation rights, restricted stock awards, unrestricted stock awards, performance share awards and dividend equivalent rights. The 2010 Plan also provides for option grants to non-employee directors and automatic vesting acceleration of all options and stock appreciation rights upon a change in control, as defined by the 2010 Plan. As of December 31, 2011, there were 1.1 million shares available for future grant under the 2010 Plan. As of December 31, 2010, there were 0.9 million shares available for future grant under the 2010 Plan.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Stockholders’ Equity (Continued)

The following summarizes all stock option activity during the year ended December 31, 2011 (in thousands, except exercise price):

	Options	Weighted- average Exercise Price
Outstanding at January 1	10,148	$35.61
Granted	1,337	$27.55
Exercised	(1,504)	$19.10
Canceled/expired/forfeited.	(535)	$40.31

Outstanding at December 31	9,446	$36.84

Exercisable at December 31	6,318	$38.21

The aggregate intrinsic value of the options outstanding at December 31, 2011 was $4.3 million. The aggregate intrinsic value of the options exercisable at December 31, 2011 was $4.0 million. The aggregate intrinsic value of stock options exercised during 2011, 2010 and 2009 was $17.1 million, $6.9 million, and $25.7 million, respectively. Based on equity awards outstanding as of December 31, 2011, there was $31.9 million of unrecognized compensation costs related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 1.61 years.

(e)  Warrants

The following is a summary of all warrant activity during the three years ended December 31:

	Number of Shares	Exercise Price	Weighted- average Exercise Price
	(in thousands)
Warrants outstanding and exercisable, December 31, 2008	457	$3.81 - $29.78	$20.83
Issued	4	$50.00	$50.00

Warrants outstanding and exercisable, December 31, 2009	461	$3.81 - $50.00	$21.09
Exercised	(105)	$3.81 - $29.78	$23.66
Cancelled	(113)	$20.06 - $29.78	$29.62

Warrants outstanding and exercisable, December 31, 2010	243	$13.54 - $50.00	$16.00
Exercised	(81)	$13.54 - $24.00	$19.15

Warrants outstanding and exercisable, December 31, 2011	162	$13.54 - $50.00	$14.44

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Stockholders’ Equity (Continued)

The following table presents additional information related to warrants outstanding and exercisable at December 31, 2011:

	Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted- average Remaining Contract Life	Weighted- average Exercise Price
	(in thousands)
$13.54	158	0.72	$13.54
$50.00	4	4.50	$50.00

	162	0.82	$14.44

The majority of the warrants included in the table above were issued in connection with debt and equity financings, or amendments thereto, of which warrants to purchase an aggregate of 4,000 shares of our common stock were issued to officers and directors of our company or entities controlled by these officers and directors and were outstanding at December 31, 2011. All outstanding warrants have been classified in equity.

(f)  Employee Stock Purchase Plan

In 2001, we adopted the 2001 Employee Stock Purchase Plan, under which eligible employees are allowed to purchase shares of our common stock at a discount through periodic payroll deductions. Purchases may occur at the end of every six month offering period at a purchase price equal to 85% of the market value of our common stock at either the beginning or end of the offering period, whichever is lower. We may issue up to 3.0 million shares of common stock under this plan. At December 31, 2011, 1.5 million shares had been issued under this plan.

(14)  Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the year ended December 31, 2011, 2010 and 2009, respectively, as follows (in thousands):

	2011	2010	2009
Cost of net revenue	$1,508	$1,904	$2,011
Research and development	3,862	7,087	5,246
Sales and marketing	4,267	4,161	4,236
General and administrative	11,578	16,727	16,727

	21,215	29,879	28,220
Benefit for income taxes	(4,560)	(6,203)	(5,577)

Stock-based compensation, net of tax	$16,655	$23,676	$22,643

Included in the amount above for general and administrative expense for the year ended December 31, 2009 is $1.0 million related to our assumption of certain Concateno options. The expense relates to the acceleration of certain unvested Concateno employee options. See Note 4(c)(iii) regarding our acquisition of Concateno.

For the years ended December 31, 2011, 2010 and 2009, the presentation of our cash flows reports the excess tax benefits from the exercise of stock options as financing cash flows. For the years ended December 31, 2011, 2010 and 2009, excess tax benefits generated from option exercises amounted to $3.4 million, $1.7 million and $9.3 million, respectively.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(14)  Stock-based Compensation (Continued)

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2011, 2010 and 2009, using a Black-Scholes option-pricing model:

	2011	2010	2009
Risk-free interest rate	1.31%	2.03%	2.26%
Expected dividend yield	—	—	—
Expected life	5.46 years	5.34 years	5.20 years
Expected volatility	43.19%	41.91%	44.02%

The weighted-average fair value under a Black-Scholes option pricing model of options granted to employees during 2011, 2010 and 2009 was $10.95, $13.54 and $15.11 per share, respectively. All options granted during these periods were granted at or above the fair market value on the date of grant.

For the year ended December 31, 2011, we recorded compensation expense of $2.5 million related to our Employee Stock Purchase Plan. The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using a Black-Scholes option pricing model and assumed an expected volatility of 35% and 34%, a risk-free interest rate of 0.19% and 0.10% and an expected life of 181 days and 184 days, for each of the two respective offering periods. The charge is included in the employee’s respective cost classification in the table above.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  Comprehensive Income (Loss)

In general, comprehensive income combines net income and other changes in equity during the year from non-owner sources. Accumulated other comprehensive income (loss) is recorded as a component of stockholders’ equity. The following is a summary of the components of and changes in accumulated other comprehensive income (loss) as of December 31, 2011 and in each of the three years then ended (in thousands):

	Cumulative Translation Adjustment (Note 2(b))	Pension Liability Adjustment (Note 9(b))	Other(1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2008	$(2,256)	$(3,959)	$(22,630)	$(28,845)
Period change	15,171	(1,137)	12,357	26,391

Balance at December 31, 2009	12,915	(5,096)	(10,273)	(2,454)
Period change	(210)	(113)	3,467	3,144

Balance at December 31, 2010	12,705	(5,209)	(6,806)	690
Period change	(35,830)	(1,618)	6,488	(30,960)

Balance at December 31, 2011	$(23,125)	$(6,827)	$(318)	$(30,270)

(1)	Other represents (realization of) unrealized gains (losses) on available-for-sale securities and hedging instruments.

(16)  Income Taxes

Our income tax provision (benefit) in 2011, 2010 and 2009 mainly represents those recorded by us and certain of our U.S. subsidiaries and by our foreign subsidiaries located in Australia, the United Kingdom, Germany, France, Italy, Israel, Japan, China, Spain and Switzerland. Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

Continuing Operations:

	2011	2010	2009
United States	$(493,073)	$(1,078,981)	$(14,032)
Foreign	327,026	11,195	54,280

	$(166,047)	$(1,067,786)	$40,248

Discontinued Operations:

	2011	2010	2009
United States	$—	$16,973	$2,069
Foreign	—	1,514	33

	$—	$18,487	$2,102

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)  Income Taxes (Continued)

Our primary temporary differences that give rise to the deferred tax asset and liability are net operating loss, or NOL, carryforwards, nondeductible reserves, accruals and differences in bases of the tangible and intangible assets, and the gain on the joint venture transaction. The income tax effects of these temporary differences are as follows (in thousands):

	2011	2010
NOL and capital loss carryforwards	$161,312	$102,642
Tax credit carryforwards	42,806	29,862
Nondeductible reserves	17,084	15,381
Nondeductible accruals	32,272	30,269
Difference between book and tax bases of tangible assets	159	3,654
Difference between book and tax bases of intangible assets	19,417	31,287
Deferred Revenue	6,098	—
Gain on joint venture	—	33,376
All other	27,113	26,957

Gross deferred tax asset	306,261	273,428
Less: Valuation allowance	(51,579)	(42,518)

Total deferred tax assets	254,682	230,910

Deferred tax liabilities:
Difference between book and tax bases of tangible assets	52,303	36,468
Difference between book and tax bases of intangible assets	468,851	523,316
Debt	47,940	—
Other	15,173	8,999

Total deferred tax liability	584,267	568,783

Net deferred tax liability	$329,585	$337,873

Reported as:
Deferred tax assets, current portion	$42,975	$57,111
Deferred tax assets, long-term	10,394	25,182
Deferred tax liabilities, current portion	(2,254)	—
Deferred tax liabilities, long-term	(380,700)	(420,166)

Net deferred tax liability	$(329,585)	$(337,873)

As of December 31, 2011, we had approximately $216.4 million of domestic NOL and domestic capital loss carryforwards and $209.5 million of foreign NOL and foreign capital loss carryforwards, which either expire on various dates through 2031 or can be carried forward indefinitely. As of December 31, 2011, we had approximately $42.8 million of domestic R&D, foreign tax and AMT credits which either expire on various dates through 2031 or can be carried forward indefinitely. These loss carryforwards and tax credits are available to reduce future federal, state and foreign taxable income, if any. These loss carryforwards and tax credits are subject to review and possible adjustment by the appropriate tax authorities. The domestic NOL carryforwards include approximately $97.1 million of pre-acquisition losses. Our domestic NOLs and tax credits are subject to the Internal Revenue Service,

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Income	Taxes (Continued)

or IRS, Code Section 382 limitation. Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate. The acquired Section 382 limited amount for 2011 is approximately $77.0 million. In addition, the total NOL available for use in 2011 is approximately $116.1 million.

We have recorded a valuation allowance of $51.6 million as of December 31, 2011 due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our foreign businesses and certain U.S. net operating losses and tax credits. This is an increase of $9.1 million from the valuation allowance of $42.5 million as of December 31, 2010. The increase is primarily related to foreign NOLs. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance, which could materially impact our tax provision.

The accounting for the tax benefits of acquired deductible temporary differences and NOL carryforwards, which are not recognized at the acquisition date because a valuation allowance is established and which are recognized subsequent to the relevant acquisition, will be applied to reduce our income tax expense as required under a new accounting standard for business combinations, adopted January 1, 2009. As of December 31, 2011, $14.8 million of deferred tax assets with a valuation allowance pertains to acquired companies.

Our two China-based manufacturing subsidiaries qualify for a reduced income tax rate in 2011, 2010 and 2009. The general income tax rate is 25%. The income tax rate for one of the subsidiaries is 12.5% for 2009 and 2010, and for the other is 10% for 2009 and 11% for 2010. The reduced rates for 2009 and 2010 are grandfathered in the China Tax Reform Act. A tax rate of 15% or 25% will apply to 2011 and future years. The tax rate of 15% applies to companies with high technology status. Both subsidiaries are approved for high technology status. Therefore, a 15% tax rate applies to both companies in 2011. The reduced tax rate produced a tax expense of approximately $0.5 million in 2011. In the absence of the reduced tax rate for 2011 a tax rate of 25% would have applied and would have resulted in a tax expense of approximately $0.8 million in 2011. The earnings per common share effect of the reduced tax rate is $0.01 for 2011. The reduced tax rate produced a tax expense of approximately $1.3 million in 2010. In the absence of the reduced tax rate for 2010 a tax rate of 25% would have applied and would have resulted in a tax expense of approximately $2.9 million in 2010. The earnings per common share effect of the reduced tax rate is $0.02 for 2010. The reduced tax rate produced a tax expense of approximately $1.6 million in 2009. In the absence of the reduced tax rate for 2009 a tax rate of 25% would have applied and would have resulted in a tax expense of approximately $3.4 million in 2009. The earnings per common share effect of the reduced tax rate was $0.02 for 2009.

The estimated amount of undistributed earnings of our foreign subsidiaries is $558.9 million at December 31, 2011. No amount for U.S. income tax has been provided on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested. In the event of distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes, subject to an adjustment, if any, for foreign tax credits, and foreign withholding taxes payable to certain foreign tax authorities. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation, however, unrecognized foreign tax credit carryforwards may be available to reduce some portion of the U.S. tax liability, if any.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Income	Taxes (Continued)

The following table presents the components of our provision (benefit) for income taxes (in thousands) for continuing operations:

	2011	2010	2009
Current:
Federal	$(1,229)	$(2,350)	$(1,409)
State	4,193	5,285	2,435
Foreign	29,583	41,552	23,725

	32,547	44,487	24,751

Deferred:
Federal	(27,109)	(40,154)	8,170
State	(23,720)	(12,695)	(3,017)
Foreign	(5,932)	(21,569)	(14,277)

	(56,761)	(74,418)	(9,124)

Total provision (benefit) for income taxes	$(24,214)	$(29,931)	$15,627

Benefit for income taxes in 2011 includes a benefit of $7.0 million to correct items related to periods between 2007 and 2010. We do not believe that the corrected items are material to 2011 or any previously reported quarterly or annual financial statements. As a result, we have not restated our previously issued annual or quarterly financial statements.

The following table presents the components of our provision (benefit) for income taxes (in thousands) for discontinued operations:

	2011	2010	2009
Current:
Federal	$—	$—	$—
State	—	(73)	—
Foreign	—	—	—

	—	(73)	—

Deferred:
Federal	$—	5,644	738
State	—	1,095	(269)
Foreign	—	424	(301)

	—	7,163	168

Total provision for income taxes	$—	$7,090	$168

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Income	Taxes (Continued)

The following table presents a reconciliation from the U.S. statutory tax rate to our effective tax rate:

	2011	2010	2009
Statutory rate	35%	35%	35%
Effect of goodwill impairment charge	(75)	(31)	—
Stock-based compensation	(2)	—	10
Rate differential on foreign earnings	42	—	(8)
Research and development	1	—	(4)
State income taxes, net of federal benefit	8	1	—
Acquisition costs	(2)	(2)	6
Contingent consideration	4	—	—
Rate changes	3	—	—
Other permanent items	3	—	3
Change in valuation allowance	(2)	—	(3)

Effective tax rate	15%	3%	39%

The goodwill impairment charge created a deferred tax impact due to the existence of goodwill deductible for tax purposes. The deferred tax is calculated based on a methodology which allocates the goodwill impairment loss proportionally to the goodwill deductible for tax purposes compared to total goodwill. The goodwill impairment allocated to goodwill deductible for tax purposes created a deferred tax asset of $35.3 million as of December 31, 2011.

During the year ended December 31, 2011, we increased the liability for income taxes associated with uncertain tax positions by $3.4 million to a total of $9.5 million at December 31, 2011. The primary reasons for the increase are state transfer pricing exposures which increased the liability for income taxes associated with uncertain tax positions by $4.5 million and decreased by $1.9M for the removal of an item related to the acquisition of a German company. We classify $9.5 million of income tax liabilities as non-current income tax liabilities because a payment of cash is not anticipated within one year of the balance sheet date. These non-current income tax liabilities are recorded in other long-term liabilities in our consolidated balance sheet at December 31, 2011. We anticipate an increase every quarter to the total amount of unrecognized tax benefits. We do not anticipate a significant increase or decrease of the total amount of unrecognized tax benefits within twelve months of the reporting date.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16) Income	Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balances as of January 1, 2009	$11,133
Reductions for tax positions taken during prior years	(728)
Reductions for tax positions in current and prior year acquisitions	(3,535)
Additions for tax positions taken during current year	360
Expiration of statutes of limitations or closure of tax audits	(2,325)

Balances as of December 31, 2009	4,905
Additions for tax positions in current and prior year acquisitions	2,070
Additions for tax positions taken during current year	263
Expiration of statutes of limitations or closure of tax audits	(1,078)

Balance as of December 31, 2010	6,160
Additions for tax positions in current and prior year acquisitions	189
Additions for tax positions taken during current year	5,814
Reductions for tax positions taken during prior years	(26)
Reductions for tax positions in current and prior year acquisitions	(1,922)
Expiration of statutes of limitations or closure of tax audits	(684)

Balance as of December 31, 2011	$9,531

Interest and penalties related to income tax liabilities are included in income tax expense. The interest and penalties recorded in 2011 amounted to $0.3 million. The balance of accrued interest and penalties recorded on the consolidated balance sheet at December 31, 2011 was $1.0 million.

With limited exceptions, we are subject to U.S. federal, state and local or non-U.S. income tax audits by tax authorities for 2006 through 2010. We are currently under income tax examination by the IRS and a number of state and foreign tax authorities and anticipate these audits will be completed by the end of 2012. We cannot currently estimate the impact of these audits due to the uncertainties associated with tax examinations.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)  Financial Information by Segment (Continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating income (loss). Revenues are attributed to geographic areas based on where the customer is located. Segment information for 2011, 2010 and 2009 is as follows (in thousands):

2011	Professional Diagnostics	Health Management	Consumer Diagnostics	Corporate and Other	Total
Net revenue	$1,756,509	$534,514	$95,504	$—	$2,386,527
Operating income (loss)	$248,097	$(439,872)	$10,442	$(71,522)	$(252,855)
Goodwill impairment charge	$—	$383,612	$—	$—	$383,612
Depreciation and amortization	$283,112	$108,383	$5,375	$716	$397,586
Restructuring charge	$13,949	$13,194	$(57)	$1,196	$28,282
Stock-based compensation	$—	$—	$—	$21,215	$21,215
Assets	$5,826,756	$624,305	$199,422	$22,218	$6,672,701
Expenditures for property, plant and equipment	$81,774	$46,850	$2,676	$1,232	$132,532

2010	Professional Diagnostics	Health Management	Consumer Diagnostics	Corporate and Other	Total
Net revenue	$1,459,492	$598,819	$97,036	$—	$2,155,347
Operating income (loss)	$134,687	$(1,024,809)	$11,310	$(72,277)	$(951,089)
Goodwill impairment charge	$—	$1,006,357	$—	$—	$1,006,357
Depreciation and amortization	$246,080	$120,617	$5,439	$654	$372,790
Restructuring charge	$7,941	$7,249	$77	$—	$15,267
Stock-based compensation	$—	$—	$—	$29,879	$29,879
Assets	$4,913,491	$1,011,183	$207,795	$197,905	$6,330,374
Expenditures for property, plant and equipment	$43,364	$48,410	$4,314	$153	$96,241

2009	Professional Diagnostics	Health Management	Consumer Diagnostics	Corporate and Other	Total
Net revenue	$1,263,511	$521,947	$137,183	$—	$1,922,641
Operating income (loss)	$235,412	$(6,829)	$(2,008)	$(80,525)	$146,050
Depreciation and amortization	$187,907	$116,800	$6,637	$1,091	$312,435
Restructuring charge	$14,537	$2,292	$563	$—	$17,392
Stock-based compensation	$—	$—	$—	$28,220	$28,220
Assets	$4,261,716	$2,031,260	$219,647	$431,369	$6,943,992
Expenditures for property, plant and equipment	$45,588	$50,871	$3,536	$611	$100,606

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)  Financial Information by Segment (Continued)

The following tables summarize our net revenue from the professional diagnostics and health management reporting segments by groups of similar products and services for 2011, 2010 and 2009 (in thousands):

Professional Diagnostics Segment

	2011	2010	2009
Cardiology	$518,746	$488,497	$441,499
Infectious disease	564,983	437,709	438,946
Toxicology	387,209	300,125	154,965
Diabetes	14,960	—	—
Other	250,274	214,387	202,841

Net product sales and services revenue	1,736,172	1,440,718	1,238,251
License and royalty revenue	20,337	18,774	25,260

Professional diagnostics net revenue	$1,756,509	$1,459,492	$1,263,511

Health Management Segment

	2011	2010	2009
Disease and case management	$237,938	$281,563	$295,180
Women’s & children’s health	114,287	126,910	140,263
Wellness	104,868	103,343	41,828
Patient self-testing services	77,421	87,003	44,676

Health management net revenue	$534,514	$598,819	$521,947

	2011	2010	2009
Revenue by Geographic Area:
United States	$1,453,160	$1,380,314	$1,329,747
Europe	396,480	361,810	316,623
Elsewhere	536,887	413,223	276,271

	$2,386,527	$2,155,347	$1,922,641

	December 31,
	2011	2010
Long-lived Tangible Assets by Geographic Area:
United States	$290,708	$255,572
United Kingdom	27,515	19,864
China	29,563	26,164
Elsewhere	143,419	88,910

	$491,205	$390,510

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)  Related Party Transactions

In November 2008, the Zwanziger Family Trust, a trust established for the benefit of the children of Ron Zwanziger, our Chairman, Chief Executive Officer and President, and the trustee of which is Mr. Zwanziger’s sister, purchased certain of our securities from third parties in market transactions. The purchase consisted of approximately $1.0 million of each of the following of our outstanding securities: our common stock, our Series B Preferred Stock and our convertible notes. To the extent we make principal and interest payments under the convertible notes in accordance with their terms, the Zwanziger Family Trust, as a holder of convertible notes, will receive its proportionate share.

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

At December 31, 2011 and 2010, we had a net receivable from the joint venture of $2.5 million and a net payable to the joint venture of $2.8 million, respectively. Included in the $2.5 million receivable balance as of December 31, 2011 is approximately $1.5 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $15.5 million and $23.9 million as of December 31, 2011 and December 31, 2010, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $7.3 million and $7.8 million as of December 31, 2011 and 2010, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $71.2 million, $68.1 million and $103.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $1.1 million, $1.2 million and $1.8 million during the years ended December 31, 2011, 2010 and 2009, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.

Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in the U.K. and China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $8.9 million and $7.0 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively, and $19.3 million and $20.5 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of December 31, 2011 and 2010, respectively. During 2010, we received $8.8 million in cash from SPD as a return of capital.

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

	Balance at Beginning of Period	Provision	Amounts Charged Against Reserves	Balance at End of Period
Year ended December 31, 2009	$9,961	$9,314	$(6,813)	$12,462
Year ended December 31, 2010	$12,462	$14,021	$(6,102)	$20,381
Year ended December 31, 2011	$20,381	$23,614	$(19,418)	$24,577

We have established reserves against obsolete and slow-moving inventories. The activity in the table below includes all inventory reserves. Provisions for obsolete and slow-moving inventories are recorded as a component of cost of net product sales. The following table sets forth activities in our inventory reserve accounts (in thousands):

	Balance at Beginning of Period	Provision	Amounts Charged Against Reserves	Balance at End of Period
Year ended December 31, 2009	$9,618	$6,954	$(3,940)	$12,632
Year ended December 31, 2010	$12,632	$6,269	$(6,593)	$12,308
Year ended December 31, 2011	$12,308	$6,144	$(4,843)	$13,609

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)  Restructuring Activities

The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Statement of Operations Caption	2011	2010	2009
Cost of net revenue	$2,915	$3,896	$9,451
Research and development	433	488	1,076
Sales and marketing	4,954	1,539	1,856
General and administrative	19,980	9,344	5,009

Operating income	28,282	15,267	17,392
Interest expense, including amortization of original issue discounts and deferred financing costs	(280)	(348)	(704)
Other income (expense), net	—	3,494	—
Equity earnings (losses) of unconsolidated entities, net of tax	(580)	(3,009)	(5,288)

Net income	$29,142	$15,130	$23,384

(a)  2011 Restructuring Plans

In 2011, management executed a company-wide cost reduction plan, which impacted our corporate and other business segment, as well as the health management and professional diagnostics business segments. Management also developed plans within our professional diagnostics business segment to consolidate operating activities among certain of our U.S., European and Asia Pacific subsidiaries, including transferring the manufacturing of our Panbio products from Australia to our Standard Diagnostics facility in South Korea and eliminating redundant costs among our newly acquired Axis-Shield subsidiaries. Additionally, within our health management business segment, management executed plans to further reduce costs and improve efficiencies, as well as cease operations at our GeneCare Medical Genetics Center, Inc., or GeneCare, facility in Chapel Hill, North Carolina and transfer the majority of our Quality Assured Services, Inc. operation in Orlando, Florida to our facility in Livermore, California. The following table summarizes the restructuring activities related to our 2011 restructuring plans for the year ended December 31, 2011 (in thousands):

	Professional Diagnostics	Health Management	Corporate and Other	Total
Severance-related costs	$12,047	$2,254	$1,193	$15,494
Facility and transition costs	361	6,341	—	6,702
Other exit costs	—	94	—	94

Cash charges	12,408	8,689	1,193	22,290
Fixed asset and inventory impairments	659	864	3	1,526
Intangible asset impairments	—	2,935	—	2,935
Other non-cash charges	—	761	—	761

Total charges	$13,067	$13,249	$1,196	$27,512

We anticipate incurring approximately $3.6 million in additional costs under these plans related to our professional diagnostics business segment, primarily related to severance and facility exit costs, and may also incur impairment charges on assets as plans are finalized. We anticipate incurring

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)  Restructuring Activities (Continued)

approximately $0.4 million in additional costs under these plans related to our health management business segment, primarily related to transition costs and imputed interest on facility lease obligations. As of December 31, 2011, $7.7 million in cash charges remain unpaid.

(b)  2010 Restructuring Plans

In 2010, management developed several plans to reduce costs and improve efficiencies within our health management and professional diagnostics business segments. The following table summarizes the restructuring activities related to the 2010 restructuring plans for the years ended December 31, 2011 and 2010 and since inception (in thousands):

	Professional Diagnostics
	2011	2010	Since Inception
Severance-related costs	$74	$2,406	$2,480
Facility and transition costs	174	812	986
Other exit costs	—	10	10

Cash charges	248	3,228	3,476
Fixed asset and inventory impairments	—	126	126

Total charges	$248	$3,354	$3,602

	Health Management
	2011	2010	Since Inception
Severance-related costs	$—	$4,647	$4,647
Facility and transition costs	40	2,436	2,476
Other exit costs	98	190	288

Cash charges	138	7,273	7,411
Fixed asset and inventory impairments	—	165	165

Total charges	$138	$7,438	$7,576

We do not anticipate incurring significant additional charges under these plans. As of December 31, 2011, $1.0 million in facility-related costs remain unpaid.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)  Restructuring Activities (Continued)

(c)  2008 Restructuring Plans

In May 2008, management decided to close our facility located in Bedford, England and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. The following table summarizes the restructuring activities under this plan for the years ended December 31, 2011, 2010 and 2009 and since inception (in thousands):

	2011	2010	2009	Since Inception
Severance-related costs	$(74)	$154	$3,109	$3,380
Facility and transition costs	577	1,644	1,246	4,212
Other exit costs (recoveries)	—	(3,443)	432	3,842

Cash charges (recoveries)	503	(1,645)	4,787	11,434
Fixed asset and inventory impairments	(125)	399	729	5,796

Total charges (recoveries)	$378	$(1,246)	$5,516	$17,230

During the year ended December 31, 2010, we recorded net recoveries of $3.4 million in other exit costs as a result of a settlement of the facility restoration and lease costs with the landlord of the Bedford facility. The costs incurred for the years ended December 31, 2011 and 2010 were primarily included in our professional diagnostics business segment. Of the $5.1 million included in operating income for the year ended December 31, 2009, $0.6 million and $4.5 million was charged to our consumer diagnostics and professional diagnostics business segments, respectively.

In addition to the restructuring charges discussed above, certain charges associated with the Bedford facility closure were borne by SPD, our 50/50 joint venture with P&G. Of the restructuring charges recorded by SPD, 50% has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations. The following table summarizes the 50% portion of the restructuring charges borne by SPD and included in equity earnings of unconsolidated entities, net of tax, for the years ended December 31, 2011, 2010 and 2009 and since inception (in thousands):

	2011	2010	2009	Since Inception
Severance-related costs	$30	$747	$3,718	$5,797
Facility and transition costs	479	2,364	865	5,396
Other exit costs	—	145	91	283

Cash charges	509	3,256	4,674	11,476
Fixed asset and inventory impairments (recoveries)	71	(247)	614	4,635

Total charges included in equity earnings of unconsolidated entities, net of tax	$580	$3,009	$5,288	$16,111

As of December 31, 2011, $0.1 million in cash charges remain unpaid and we do not anticipate incurring significant additional restructuring charges under this plan.

Additionally, in 2008, management developed and initiated plans to transition the businesses of Cholestech and HemoSense, Inc., or HemoSense, to our San Diego, California facility and the Panbio business to our Orlando, Florida facility and close the respective facilities. Furthermore, BioStar

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)  Restructuring Activities (Continued)

manufacturing ceased at the end of June 2008, with BioStar OIA products available for purchase through the end of the first quarter of 2009. Restructuring charges under these plans related to our professional diagnostics business segment. The following table summarizes the restructuring activities for these plans for the years ended December 31, 2011, 2010 and 2009 and since inception (in thousands):

	2011	2010	2009	Since Inception
Severance-related costs	$—	$158	$1,761	$6,053
Facility and transition costs	198	1,358	2,613	5,846
Other exit costs	88	97	162	566

Cash charges (recoveries)	286	1,613	4,536	12,465
Fixed asset and inventory impairments	—	912	3,743	7,898
Intangible asset impairments	—	—	—	5,103

Total charges	$286	$2,525	$8,279	$25,466

Charges incurred during the years ended December 31, 2011 and 2010 relate primarily to the Cholestech plan, with the facility lease obligation continuing through March 2017. We anticipate incurring an additional $1.8 million in facility lease obligation charges related to the Cholestech plan and do not anticipate incurring additional charges under the other plans. As of December 31, 2011, $0.4 million in facility related costs remain unpaid.

(d)  2007 and 2009 Restructuring Plans

During 2007, we committed to several plans to restructure and integrate our worldwide sales, marketing, order management and fulfillment operations, as well as to evaluate certain research and development projects. The objectives of the plans were to eliminate redundant costs, improve customer responsiveness and improve operational efficiencies. In 2009, management developed plans to reduce costs and improve efficiencies in our health management business segment, as well as reduce costs and consolidate operating activities among several of our professional diagnostics-related German subsidiaries. The charges for the year end December 31, 2010 were included in our professional diagnostics business segment. Of the $4.2 million included in operating income for the year end December 31, 2009, $2.3 million and $1.9 million were included in our health management and professional diagnostics business segments, respectively. The following table summarizes the restructuring activities under these restructuring plans for the years ended December 31, 2010 and 2009 and since inception (in thousands):

	2010	2009	Since Inception
Severance-related costs	$43	$3,575	$7,488
Facility and transition costs	7	550	909
Other exit costs	—	109	109

Cash charges	50	4,234	8,506
Fixed asset impairments	—	67	4,104

Total charges	$50	$4,301	$12,610

All costs have been paid under these plans and we do not expect to incur any additional costs.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)  Restructuring Activities (Continued)

(e)  Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $6.4 million is included in accrued expenses and other current liabilities and $2.8 million is included in other long-term liabilities on our consolidated balance sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2008	$4,942	$4,286	$5,566	$14,794
Cash charges	8,445	4,409	703	13,557
Cash charges borne by SPD(1)	7,436	1,730	182	9,348
Payments	(11,138)	(7,043)	(15)	(18,196)
Currency adjustments	(1,259)	248	414	(597)

Balance, December 31, 2009	8,426	3,630	6,850	18,906
Cash charges	7,408	6,257	(3,146)	10,519
Cash charges borne by SPD(1)	1,494	4,728	290	6,512
Payments	(14,995)	(10,183)	(380)	(25,558)
Currency adjustments	(346)	(174)	(156)	(676)

Balance, December 31, 2010	1,987	4,258	3,458	9,703
Cash charges	15,494	7,691	280	23,465
Cash charges borne by SPD(1)	60	958	—	1,018
Payments	(13,923)	(7,592)	(3,133)	(24,648)
Currency adjustments	(238)	(100)	(12)	(350)

Balance, December 31, 2011	$3,380	$5,215	$593	$9,188

(1)	Amounts represent 100% of the charges borne by SPD.

(21)  Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323 Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(i)  Axis-Shield

During the third quarter of 2011, we acquired, in various transactions, approximately 15.0 million shares of Axis-Shield, which represented a 29.9% ownership interest in Axis-Shield as of September 30, 2011. During the fourth quarter of 2011, we completed the acquisition of Axis-Shield (Note 4). Our equity earnings attributable to this investment during 2011 were immaterial.

(ii)  SPD

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

form SPD, we ceased to consolidate the operating results of our consumer diagnostics business related to SPD. For the years ended December 31, 2011, 2010 and 2009, we recorded earnings of $5.9 million, $8.5 million and $5.7 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods.

(iii)  TechLab

In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic-associated diarrhea and parasitology. For the years ended December 31, 2011, 2010 and 2009, we recorded earnings of $2.0 million, $1.9 million and $1.7 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective period.

Summarized financial information for the P&G joint venture and TechLab on a combined basis is as follows (in thousands):

Combined condensed results of operations:

	For The Years Ended December 31,
	2011	2010	2009
Net revenue	$232,857	$224,193	$203,677

Gross profit	$146,466	$142,159	$127,719

Net income after taxes	$15,922	$20,913	$14,821

Combined condensed balance sheets:

	As of December 31,
	2011	2010
Current assets	$84,376	$93,250
Non-current assets	37,659	25,965

Total assets	$122,035	$119,215

Current liabilities	$49,453	$62,788
Non-current liabilities	6,326	2,091

Total liabilities	$55,779	$64,879

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

	For the Years Ended December 31,
	2010	2009
Net revenue	4,362	99,517
Income from discontinued operations before income taxes	18,487	2,102
Provision for income taxes	7,090	168
Net income from discontinued operations	11,397	1,934

(24)  Supplemental Cash Flow Information

Cash Paid for Interest and Income Taxes:

During 2011, 2010 and 2009, we made cash payments for interest totaling $164.7 million, $117.1 million and $87.3 million, respectively.

During 2011, 2010 and 2009, total net cash paid for income taxes was $47.8 million, $31.1 million and $49.2 million, respectively.

Non-cash Investing Activities:

During 2011, 2010 and 2009, we issued shares of our common stock and exchanged employee stock options in connection with several of our acquisitions (dollars in thousands):

	Date of Acquisition	Common Stock Issued		Employee Stock Options/ Restricted Stock Awards Exchanged
Company Acquired		Number of Shares	Fair Value of Shares	Number of Shares	Fair Value of Shares
Arriva Medical LLC	November 23, 2011	806,452	$15,183	—	$—
Pregnancy.org, LLC	January 28, 2011	25,463	$1,000	—	$—
Mologic Limited	October 6, 2009	128,513	$5,115	—	$—
Concateno plc	August 11, 2009	2,091,080	$70,218	315,227	$2,881
GeneCare Medical Genetics Center, Inc.	July 1, 2009	4,000	$57	—	$—
ACON Second Territory Business(1)	April 30, 2009	1,681,254	$58,708	—	$—

(1)	Includes 1,210,842 shares of our common stock with a fair value of $42.4 million, issued during 2009. Includes 470,412 shares of our common stock with a fair value of approximately $16.3 million, issued during the second quarter of 2010, as settlement of deferred purchase price consideration.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24)  Supplemental Cash Flow Information (Continued)

Non-Cash Financing Activities:

During 2011, 2010 and 2009, we recorded non-cash income (expense) to accumulated other comprehensive income (loss) of $7.3 million, $2.4 million and $11.4 million, respectively, representing the change in fair market value of our interest rate swap agreement.

(25)  Guarantor Financial Information

Our 9% senior subordinated notes due 2016, our 7.875% senior notes due 2016, and our 8.625% senior subordinated notes due 2018 are guaranteed by certain of our consolidated wholly owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, audited balance sheets as of December 31, 2011 and 2010, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2011 for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2011

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$892,785	$918,169	$(127,822)	$1,683,132
Services revenue	—	582,924	96,998	—	679,922

Net product sales and services revenue	—	1,475,709	1,015,167	(127,822)	2,363,054
License and royalty revenue	—	9,504	19,928	(5,959)	23,473

Net revenue	—	1,485,213	1,035,095	(133,781)	2,386,527

Cost of net product sales	3,651	404,812	516,642	(129,681)	795,424
Cost of services revenue	—	306,635	31,597	—	338,232

Cost of net product sales and services revenue	3,651	711,447	548,239	(129,681)	1,133,656
Cost of license and royalty revenue	—	—	12,995	(5,959)	7,036

Cost of net revenue	3,651	711,447	561,234	(135,640)	1,140,692

Gross profit (loss)	(3,651)	773,766	473,861	1,859	1,245,835

Operating expenses:
Research and development	20,182	66,283	63,700	—	150,165
Sales and marketing	4,091	323,570	237,922	—	565,583
General and administrative	48,891	222,691	127,748	—	399,330
Goodwill impairment charge	—	383,612	—	—	383,612

Operating income (loss)	(76,815)	(222,390)	44,491	1,859	(252,855)
Interest expense, including amortization of original issue discounts and deferred financing costs	(156,948)	(100,574)	(8,796)	62,347	(203,971)
Other income (expense), net	(8,813)	54,197	18,846	(62,347)	1,883
Gain on sale of joint venture interest	16,309	—	272,587	—	288,896

Income (loss) from continuing operations before provision (benefit) for income taxes	(226,267)	(268,767)	327,128	1,859	(166,047)
Provision (benefit) for income taxes	(67,482)	17,412	27,812	(1,956)	(24,214)

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(158,785)	(286,179)	299,316	3,815	(141,833)
Equity in earnings of subsidiaries, net of tax	23,524	1,530	—	(25,054)	—
Equity earnings of unconsolidated entities, net of tax	1,952	—	6,503	69	8,524

Net income (loss)	(133,309)	(284,649)	305,819	(21,170)	(133,309)
Less: Net income attributable to non-controlling interests	—	—	233	—	233

Net income (loss) attributable to Alere Inc. and Subsidiaries	(133,309)	(284,649)	305,586	(21,170)	(133,542)
Preferred stock dividends	(22,049)	—	—	—	(22,049)
Preferred stock repurchase	23,936	—	—	—	23,936

Net income (loss) available to common stockholders	$(131,422)	$(284,649)	$305,586	$(21,170)	$(131,655)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2010

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$843,542	$740,371	$(111,510)	$1,472,403
Services revenue	—	608,482	53,703	—	662,185

Net product sales and services revenue	—	1,452,024	794,074	(111,510)	2,134,588
License and royalty revenue	—	9,032	17,138	(5,411)	20,759

Net revenue	—	1,461,056	811,212	(116,921)	2,155,347

Cost of net product sales	166	396,325	403,098	(111,264)	688,325
Cost of services revenue	—	304,269	21,017	—	325,286

Cost of net product sales and services revenue	166	700,594	424,115	(111,264)	1,013,611
Cost of license and royalty revenue	—	66	12,494	(5,411)	7,149

Cost of net revenue	166	700,660	436,609	(116,675)	1,020,760

Gross profit (loss)	(166)	760,396	374,603	(246)	1,134,587
Operating expenses:
Research and development	20,936	67,438	44,904	—	133,278
Sales and marketing	3,001	316,884	179,239	—	499,124
General and administrative	46,982	233,978	165,957	—	446,917
Goodwill impairment charge	—	1,006,357	—	—	1,006,357

Operating loss	(71,085)	(864,261)	(15,497)	(246)	(951,089)
Interest expense, including amortization of original issue discounts and deferred financing costs	(76,179)	(135,312)	(10,430)	82,486	(139,435)
Other income (expense), net	10,304	69,938	24,982	(82,486)	22,738

Loss from continuing operations before provision (benefit) for income taxes	(136,960)	(929,635)	(945)	(246)	(1,067,786)
Provision (benefit) for income taxes	(58,592)	9,363	19,298	—	(29,931)

Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	(78,368)	(938,998)	(20,243)	(246)	(1,037,855)
Equity in earnings of subsidiaries, net of tax	(940,121)	—	—	940,121	—
Equity earnings (losses) of unconsolidated entities, net of tax	2,023	—	8,680	(137)	10,566

Income (loss) from continuing operations	(1,016,466)	(938,998)	(11,563)	939,738	(1,027,289)
Income from discontinued operations, net of tax	574	9,727	1,096	—	11,397

Net income (loss)	(1,015,892)	(929,271)	(10,467)	939,738	(1,015,892)
Less: Net income attributable to non-controlling interests	—	—	1,418	—	1,418

Net income (loss) attributable to Alere Inc. and Subsidiaries	(1,015,892)	(929,271)	(11,885)	939,738	(1,017,310)
Preferred stock dividends	(24,235)	—	—	—	(24,235)

Net income (loss) available to common stockholders	$(1,040,127)	$(929,271)	$(11,885)	$939,738	$(1,041,545)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2009

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$877,135	$597,266	$(109,322)	$1,365,079
Services revenue	—	521,508	6,979	—	528,487

Net product sales and services revenue	—	1,398,643	604,245	(109,322)	1,893,566
License and royalty revenue	—	6,441	26,470	(3,836)	29,075

Net revenue	—	1,405,084	630,715	(113,158)	1,922,641

Cost of net product sales	380	432,168	334,699	(147,744)	619,503
Cost of services revenue	—	236,660	3,366	—	240,026

Cost of net product sales and services revenue	380	668,828	338,065	(147,744)	859,529
Cost of license and royalty revenue	—	(16)	12,742	(3,836)	8,890

Cost of net revenue	380	668,812	350,807	(151,580)	868,419

Gross profit (loss)	(380)	736,272	279,908	38,422	1,054,222
Operating expenses:
Research and development	21,302	62,115	29,431	—	112,848
Sales and marketing	1,064	317,234	123,348	—	441,646
General and administrative	58,592	217,537	80,904	—	357,033
Gain on dispositions	(2,682)	—	(673)	—	(3,355)

Operating income (loss)	(78,656)	139,386	46,898	38,422	146,050
Interest expense, including amortization of original issue discounts and deferred financing costs	(38,237)	(114,651)	(11,505)	57,595	(106,798)
Other income (expense), net	5,542	45,351	7,698	(57,595)	996

Income (loss) from continuing operations before provision (benefit) for income taxes	(111,351)	70,086	43,091	38,422	40,248
Provision (benefit) for income taxes	(29,229)	33,790	10,875	191	15,627

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(82,122)	36,296	32,216	38,231	24,621
Equity in earnings of subsidiaries, net of tax	115,652	—	—	(115,652)	—
Equity earnings (losses) of unconsolidated entities, net of tax	1,747	—	5,972	(93)	7,626

Income (loss) from continuing operations	35,277	36,296	38,188	(77,514)	32,247
Income (loss) from discontinued operations, net of tax	(1,096)	2,689	334	7	1,934

Net income (loss)	34,181	38,985	38,522	(77,507)	34,181
Less: Net income attributable to non-controlling interests	—	—	465	—	465

Net income (loss) attributable to Alere Inc. and Subsidiaries	34,181	38,985	38,057	(77,507)	33,716
Preferred stock dividends	(22,972)	—	—	—	(22,972)

Net income (loss) available to common stockholders	$11,209	$38,985	$38,057	$(77,507)	$10,744

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,451	$84,869	$201,853	$—	$299,173
Restricted cash	—	1,579	7,408	—	8,987
Marketable securities	—	770	316	—	1,086
Accounts receivable, net of allowances	—	196,530	279,294	—	475,824
Inventories, net	—	132,062	193,915	(5,708)	320,269
Deferred tax assets	10,912	22,813	7,266	1,984	42,975
Receivable from joint venture, net	—	2,301	202	—	2,503
Prepaid expenses and other current assets	(74,078)	138,223	78,765	—	142,910
Intercompany receivables	397,914	425,978	28,029	(851,921)	—

Total current assets	347,199	1,005,125	797,048	(855,645)	1,293,727
Property, plant and equipment, net	2,542	265,810	222,984	(131)	491,205
Goodwill	—	1,530,324	1,295,791	(4,844)	2,821,271
Other intangible assets with indefinite lives	—	7,100	62,446	—	69,546
Finite-lived intangible assets, net	28,685	1,011,852	745,388	—	1,785,925
Deferred financing costs, net and other non-current assets	88,153	5,532	4,101	—	97,786
Receivable from joint venture, net of current portion	—	—	15,455	—	15,455
Investments in subsidiaries	3,586,625	32,512	3,005	(3,622,142)	—
Investments in unconsolidated entities	29,021	—	56,117	—	85,138
Marketable securities	2,254	—	—	—	2,254
Deferred tax assets	—	—	10,394	—	10,394
Intercompany notes receivable	1,934,366	(196,820)	—	(1,737,546)	—

Total assets	$6,018,845	$3,661,435	$3,212,729	$(6,220,308)	$6,672,701

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$43,000	$—	$18,092	$—	$61,092
Current portion of capital lease obligations	—	1,550	4,533	—	6,083
Short-term debt	6,240	—	—	—	6,240
Accounts payable	6,704	53,928	94,832	—	155,464
Accrued expenses and other current liabilities	(259,010)	454,285	200,298	—	395,573
Intercompany payables	429,644	95,325	326,950	(851,919)	—

Total current liabilities	226,578	605,088	644,705	(851,919)	624,452

Long-term liabilities:
Long-term debt, net of current portion	3,243,341	—	24,110	—	3,267,451
Capital lease obligations, net of current portion	—	2,175	10,454	—	12,629
Deferred tax liabilities	(25,936)	303,837	102,730	69	380,700
Other long-term liabilities	24,407	47,135	81,856	—	153,398
Intercompany notes payables	321,221	658,574	754,649	(1,734,444)	—

Total long-term liabilities	3,563,033	1,011,721	973,799	(1,734,375)	3,814,178

Redeemable non-controlling interest	—	—	2,497	—	2,497

Stockholders’ equity	2,229,234	2,044,626	1,589,388	(3,634,014)	2,229,234
Non-controlling interests	—	—	2,340	—	2,340

Total equity	2,229,234	2,044,626	1,591,728	(3,634,014)	2,231,574

Total liabilities and equity	$6,018,845	$3,661,435	$3,212,729	$(6,220,308)	$6,672,701

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2010

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$101,666	$116,112	$183,528	$—	$401,306
Restricted cash	—	1,739	842	—	2,581
Marketable securities	—	914	1,180	—	2,094
Accounts receivable, net of allowances	—	202,559	194,589	—	397,148
Inventories, net	—	126,374	139,070	(7,724)	257,720
Deferred tax assets	33,487	19,252	4,372	—	57,111
Income tax receivable	—	1,383	—	—	1,383
Prepaid expenses and other current assets	4,397	26,099	44,418	—	74,914
Intercompany receivables	624,399	437,206	9,843	(1,071,448)	—

Total current assets	763,949	931,638	577,842	(1,079,172)	1,194,257
Property, plant and equipment, net	1,344	253,639	135,660	(133)	390,510
Goodwill	—	1,910,755	925,563	(5,018)	2,831,300
Other intangible assets with indefinite lives	—	7,100	21,083	—	28,183
Finite-lived intangible assets, net	12,697	1,191,003	503,881	—	1,707,581
Deferred financing costs, net, and other non-current assets	25,216	27,523	4,790	—	57,529
Receivable from joint venture, net of current portion	—	—	23,872	—	23,872
Investments in subsidiaries	3,146,921	1,569	23,227	(3,171,717)	—
Investments in unconsolidated entities	9,659	—	52,897	—	62,556
Marketable securities	2,308	—	7,096	—	9,404
Deferred tax assets	—	—	25,182	—	25,182
Intercompany notes receivable	436,537	897,515	—	(1,334,052)	—

Total assets	$4,398,631	$5,220,742	$2,301,093	$(5,590,092)	$6,330,374

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$9,907	$6,984	$—	$16,891
Current portion of capital lease obligations	—	1,954	172	—	2,126
Accounts payable	6,938	62,502	57,404	—	126,844
Accrued expenses and other current liabilities	(23,731)	241,667	127,896	—	345,832
Payable to joint venture, net	—	(546)	3,333	—	2,787
Deferred gain on joint venture	16,309	—	272,069	—	288,378
Intercompany payables	411,629	83,188	577,000	(1,071,817)	—

Total current liabilities	411,145	398,672	1,044,858	(1,071,817)	782,858

Long-term liabilities:
Long-term debt, net of current portion	1,194,054	1,181,500	3,012	—	2,378,566
Capital lease obligations, net of current portion	—	1,266	136	—	1,402
Deferred tax liabilities	(40,284)	386,909	73,541	—	420,166
Other long-term liabilities	31,052	51,112	87,492	—	169,656
Intercompany notes payables	227,626	900,294	200,814	(1,328,734)	—

Total long-term liabilities	1,412,448	2,521,081	364,995	(1,328,734)	2,969,790

Stockholders’ equity	2,575,038	2,300,989	888,552	(3,189,541)	2,575,038
Non-controlling interests	—	—	2,688	—	2,688

Total equity	2,575,038	2,300,989	891,240	(3,189,541)	2,577,726

Total liabilities and equity	$4,398,631	$5,220,742	$2,301,093	$(5,590,092)	$6,330,374

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss )	$(133,309)	$(284,649)	$305,819	$(21,170)	$(133,309)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities :
Equity in earnings of subsidiaries, net of tax	(23,524)	(1,530)	—	25,054	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	13,671	23,473	446	—	37,590
Depreciation and amortization	3,842	250,833	143,349	(438)	397,586
Non-cash stock-based compensation expense	5,776	8,390	7,049	—	21,215
Impairment of inventory	—	172	273	—	445
Impairment of long-lived assets	3	1,331	215	—	1,549
Impairment of goodwill	—	383,612	—	—	383,612
Impairment of intangible assets	—	2,935	3	—	2,938
Gain on sale of joint venture interest	(16,309)	—	(272,587)	—	(288,896)
(Gain) loss on sale of fixed assets	75	1,655	(153)	—	1,577
Gain on sales of marketable securities	—	—	(840)	—	(840)
Equity earnings of unconsolidated entities, net of tax	(1,952)	—	(6,503)	(69)	(8,524)
Deferred income taxes	35,012	(78,248)	(11,569)	(1,956)	(56,761)
Other non-cash items	(4,286)	3,971	(11,932)	—	(12,247)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	5,160	(44,568)	—	(39,408)
Inventories, net	—	(5,461)	(13,031)	(1,907)	(20,399)
Prepaid expenses and other current assets	72,955	(109,707)	(16,363)	—	(53,115)
Accounts payable	(233)	(10,328)	17,546	—	6,985
Accrued expenses and other current liabilities	(231,949)	198,029	48,202	—	14,282
Other non-current liabilities	35,109	4,301	(22,437)	—	16,973
Intercompany payable (receivable)	(1,512,567)	848,266	664,301	—	—

Net cash provided by (used in) operating activities	(1,757,686)	1,242,205	787,220	(486)	271,253

Cash Flows from Investing Activities:
Decrease (increase) in restricted cash	—	160	(6,566)	—	(6,406)
Purchases of property, plant and equipment	20	(63,369)	(69,614)	431	(132,532)
Proceeds from sale of property, plant and equipment	—	292	655	—	947
Proceeds from disposition of business	—	—	11,491	—	11,491
Cash paid for acquisitions, net of cash acquired	(37,644)	(8,688)	(584,979)	—	(631,311)
Proceeds from sales of marketable securities	—	145	9,057	—	9,202
Net cash received from equity method investments	(2,430)	—	(119,473)	—	(121,903)
Decrease (increase) in other assets	(24,997)	(7,781)	6,248	(1,154)	(27,684)

Net cash used in investing activities	(65,051)	(79,241)	(753,181)	(723)	(898,196)

Cash Flows from Financing Activities:
Cash paid for financing costs	(73,876)	(804)	—	—	(74,680)
Cash paid for contingent purchase price consideration	(28,305)	—	—	—	(28,305)
Cash paid for dividends	(5,425)	—	—	—	(5,425)
Proceeds from issuance of common stock, net of issuance costs	37,886	—	—	—	37,886
Repurchase of preferred stock	(99,070)	—	—	—	(99,070)
Proceeds from long-term debt	2,100,000	937	(4,660)	—	2,096,277
Payments on long-term debt	(10,125)	(1,192,344)	(4,985)	-	(1,207,454)
Net proceeds under revolving credit facilities	—	—	10,715	—	10,715
Repurchase of common stock	(184,867)	—	—	—	(184,867)
Excess tax benefits on exercised stock options	1,357	414	1,652	—	3,423
Principal payments on capital lease obligations	—	(2,372)	(1,791)	—	(4,163)
Other	(4,053)	—	(204)	—	(4,257)

Net cash provided by (used in) financing activities	1,733,522	(1,194,169)	727	—	540,080

Foreign exchange effect on cash and cash equivalents	—	(38)	(16,441)	1,209	(15,270)

Net increase (decrease) in cash and cash equivalents	(89,215)	(31,243)	18,325	—	(102,133)
Cash and cash equivalents, beginning of period	101,666	116,112	183,528	—	401,306

Cash and cash equivalents, end of period	$12,451	$84,869	$201,853	$—	$299,173

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(1,015,892)	$(929,271)	$(10,467)	$939,738	$(1,015,892)
Income from discontinued operations, net of tax	574	9,727	1,096	—	11,397

Income (loss) from continuing operations	(1,016,466)	(938,998)	(11,563)	939,738	(1,027,289)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	940,121	—	—	(940,121)	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	6,311	6,279	1,168	—	13,758
Depreciation and amortization	663	266,152	106,454	(479)	372,790
Non-cash stock-based compensation expense	9,498	9,648	10,733	—	29,879
Impairment of inventory	—	261	587	—	848
Impairment of long-lived assets	—	1,473	(62)	—	1,411
Impairment of goodwill	—	1,006,357	—	—	1,006,357
Loss on sale of fixed assets	—	719	279	—	998
Gain on sale of marketable securities	(4,190)	—	(314)	—	(4,504)
Equity earnings of unconsolidated entities, net of tax	(2,023)	—	(8,680)	137	(10,566)
Deferred income taxes	3,340	(55,333)	(22,425)	—	(74,418)
Other non-cash items	(981)	3,608	1,175	—	3,802
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(4,281)	(5,079)	—	(9,360)
Inventories, net	—	(2,012)	(21,297)	464	(22,845)
Prepaid expenses and other current assets	(80)	4,473	3,917	—	8,310
Accounts payable	4,358	(1,548)	(11,898)	—	(9,088)
Accrued expenses and other current liabilities	(60,601)	64,708	18,095	—	22,202
Other non-current liabilities	(5)	(269)	(27,178)	—	(27,452)
Intercompany payable (receivable)	(296,816)	(140,254)	437,070	—	—

Net cash provided by (used in) continuing operations	(416,871)	220,983	470,982	(261)	274,833
Net cash provided by (used in) discontinued operations	849	(258)	—	—	591

Net cash provided by (used in) operating activities	(416,022)	220,725	470,982	(261)	275,424

Cash Flows from Investing Activities:
Decrease (increase) in restricted cash	—	(163)	22	—	(141)
Purchases of property, plant and equipment	(82)	(56,922)	(39,498)	261	(96,241)
Proceeds from sale of property, plant and equipment	—	73	722	—	795
Cash paid for acquisitions, net of cash acquired	(184,975)	(33,146)	(305,386)	—	(523,507)
Increase in marketable securities	4,190	—	(1,008)	—	3,182
Net cash received from equity method investments	1,316	44	10,994	—	12,354
Increase in other assets	(5,600)	(695)	(6,605)	—	(12,900)

Net cash provided by (used in) continuing operations	(185,151)	(90,809)	(340,759)	261	(616,458)
Net cash provided by (used in) discontinued operations	(849)	61,445	2,000	—	62,596

Net cash provided by (used in) investing activities	(186,000)	(29,364)	(338,759)	261	(553,862)

Cash Flows from Financing Activities:
Cash paid for financing costs	(9,552)	(3,493)	—	—	(13,045)
Proceeds from issuance of common stock, net of issuance costs	19,024	—	—	—	19,024
Proceeds from issuance of long-term debt	400,000	—	—	—	400,000
Payments on long-term debt	—	(9,750)	—	—	(9,750)
Net payments under revolving credit facilities	—	(144,181)	(2,600)	—	(146,781)
Excess tax benefits on exercised stock options	1,030	264	389	—	1,683
Principal payments on capital lease obligations	—	(1,501)	(366)	—	(1,867)
Purchase of non-controlling interest	—	—	(52,864)	—	(52,864)
Other	(141)	—	—	—	(141)

Net cash provided by (used in) financing activities	410,361	(158,661)	(55,441)	—	196,259

Foreign exchange effect on cash and cash equivalents	—	—	(9,288)	—	(9,288)

Net increase (decrease) in cash and cash equivalents	(191,661)	32,700	67,494	—	(91,467)
Cash and cash equivalents, beginning of period	293,327	83,412	116,034	—	492,773

Cash and cash equivalents, end of period	$101,666	$116,112	$183,528	$—	$401,306

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$34,181	$38,985	$38,522	$(77,507)	$34,181
Income (loss) from discontinued operations, net of tax	(1,096)	2,689	334	7	1,934

Income (loss) from continuing operations	35,277	36,296	38,188	(77,514)	32,247
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(115,652)	—	—	115,652	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	3,271	6,439	713	—	10,423
Depreciation and amortization	1,475	251,388	59,828	(256)	312,435
Non-cash stock-based compensation expense	7,463	10,206	10,551	—	28,220
Impairment of inventory	—	—	1,467	—	1,467
Impairment of long-lived assets	—	5,620	1,363	—	6,983
Loss on sale of fixed assets	4	1,150	51	—	1,205
Equity earnings of unconsolidated entities, net of tax	(1,747)	—	(5,972)	93	(7,626)
Deferred income taxes	(4,869)	(29,980)	44,821	(19,096)	(9,124)
Other non-cash items	38	2,088	1,138	—	3,264
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(4,785)	(43,950)	12,280	(36,455)
Inventories, net	—	30,679	(12,666)	(34,438)	(16,425)
Prepaid expenses and other current assets	(863)	(1,192)	11,136	—	9,081
Accounts payable	(1,979)	845	3,251	—	2,117
Accrued expenses and other current liabilities	26,850	7,210	(79,505)	—	(45,445)
Other non-current liabilities	(17,470)	23,125	(8,364)	—	(2,709)
Intercompany payable (receivable)	(66,959)	(252,349)	319,308	—	—

Net cash provided by (used in) continuing operations	(135,161)	86,740	341,358	(3,279)	289,658
Net cash provided by (used in) discontinued operations	(1,096)	(1,097)	59	7	(2,127)

Net cash provided by (used in) operating activities	(136,257)	85,643	341,417	(3,272)	287,531

Cash Flows from Investing Activities:
Decrease (increase) in restricted cash	4	(417)	831	—	418
Purchases of property, plant and equipment	(610)	(70,674)	(32,594)	3,272	(100,606)
Proceeds from sale of property, plant and equipment	—	454	349	—	803
Cash paid for acquisitions, net of cash acquired	(203,460)	15,455	(280,522)	—	(468,527)
Net cash received from equity method investments	980	—	11,580	—	12,560
Increase in other assets	(20,000)	(7,313)	(407)	—	(27,720)

Net cash provided by (used in) continuing operations	(223,086)	(62,495)	(300,763)	3,272	(583,072)
Net cash used in discontinued operations	—	(237)	—	—	(237)

Net cash provided by (used in) investing activities	(223,086)	(62,732)	(300,763)	3,272	(583,309)

Cash Flows from Financing Activities:
Cash paid for financing costs	(15,426)	(2,330)	—	—	(17,756)
Proceeds from issuance of common stock, net of issuance costs	30,015	—	—	—	30,015
Proceeds from issuance of long-term debt	631,176	312	(311)	—	631,177
Proceeds (payments) on long-term debt	(575)	(12,804)	2,324	—	(11,055)
Net payments under revolving credit facilities	—	—	(7,251)	—	(7,251)
Excess tax benefits on exercised stock options	2,758	5,813	698	—	9,269
Principal payments on capital lease obligations	—	(583)	(215)	—	(798)
Other	(153)	—	—	—	(153)

Net cash provided by (used in) continuing operations	647,795	(9,592)	(4,755)	—	633,448
Net cash used in discontinued operations	—	(12)	—	—	(12)

Net cash provided by (used in) financing activities	647,795	(9,604)	(4,755)	—	633,436

Foreign exchange effect on cash and cash equivalents	3,443	—	10,348	—	13,791

Net increase in cash and cash equivalents	291,895	13,307	46,247	—	351,449
Cash and cash equivalents, beginning of period	1,432	70,105	69,787	—	141,324

Cash and cash equivalents, end of period	$293,327	$83,412	$116,034	$—	$492,773