Form 10-K/A
period 2011-03-31
ALERE INC.
filed 2012-04-30
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

As of April 27, 2012, the registrant had 80,360,373 shares of common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Original Report”) is to amend Part III, Items 10 through 14 of the Original Report, which was filed with the U.S. Securities and Exchange Commission on February 29, 2012, to include information previously omitted from the Original Report in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

We are also amending Part IV, Item 15 of the Original Report to include certain exhibits required to be filed with this Amendment No. 1 and to file consulting agreements with two of our named executive officers.

ALERE INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors.

Name	Age	Position
Ron Zwanziger	58	Chairman of the Board, Chief Executive Officer and President
David Scott, Ph.D.	55	Director, Chief Scientific Officer
Jerry McAleer, Ph.D.	56	Director, Senior Vice President, Research and Development
John Bridgen, Ph.D.	65	Senior Vice President, Business Development
Gordon Norman, M.D.	63	Chief Innovation Officer
Hilde Eylenbosch, M.D.	48	President, Europe and Middle East
Robert Hargadon	55	Vice President, Global Culture and Performance
David Teitel	48	Chief Financial Officer, Vice President and Treasurer
Jon Russell	47	Vice President, Finance; President, Alere Home Monitoring, Inc.
Robert Di Tullio	58	Vice President, Global Regulatory and Clinical Affairs
Paul T. Hempel	63	Senior Vice President, Ethics/Compliance and Special Counsel, Assistant Secretary
Ellen Chiniara	53	Vice President, General Counsel and Secretary
Emmanuel Hart	62	Vice President, LAmARCIS
Jim Post	49	President, Alere North America, Inc.
David Walton	58	President, Asia Pacific
Mike Cotton	50	President and Chief Executive Officer, Alere Health, LLC
Josef M.E. Leiter, M.D.	51	Advisor to Chief Executive Officer
David Toohey	55	President, International Business Operations
Eli Y. Adashi, M.D.	67	Director
Carol R. Goldberg	81	Director
Robert P. Khederian	59	Director
John F. Levy	65	Director
John A. Quelch, D.B.A.	60	Director
James Roosevelt, Jr.	66	Director
Peter Townsend	77	Director

Our Class I Directors—Term Expiring 2014

John F. Levy has served on the Board since May 30, 2001. Mr. Levy served as a director of Inverness Medical Technology from August 1996 through November 2001, when that company was acquired by Johnson & Johnson. Since 1993, he has been an independent consultant. Mr. Levy served as President and Chief Executive Officer of Waban, Inc., a warehouse merchandising company, from 1989 to 1993. Mr. Levy is Chairperson of the Board’s Audit Committee and is a member of the Board’s Nominating and Corporate Governance Committee. A former chief executive officer, Mr. Levy brings to our Board financial expertise, investment experience and knowledge of distribution systems.

Jerry McAleer, Ph.D. joined the Board on March 10, 2003. Dr. McAleer became Senior Vice President, Research and Development in July 2010. Prior to that, he served as our Vice President, Research and Development since our inception in May 2001 and as our Vice President, Cardiology since early 2006. Dr. McAleer served as Vice President of Research and Development of our predecessor company, Inverness Medical Technology, from 1999 through November 2001, when that company was acquired by Johnson & Johnson. From 1995 to 1999, Dr. McAleer served as Director of Development of Inverness Medical Limited, Inverness Medical Technology’s primary research and development unit, where he headed the development of Inverness Medical Technology’s electrochemical glucose strips. Prior to joining Inverness Medical Technology, Dr. McAleer held senior research and development positions at MediSense, a medical device company, and Ecossensors, Inc., an environmental research company. Dr. McAleer’s scientific background in our industry provides our Board with valuable research and development expertise.

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

Our Class II Directors—Term Expiring 2012

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

James Roosevelt, Jr. joined the Board on February 6, 2009. Mr. Roosevelt has served as the President and Chief Executive Officer of Tufts Health Plan since 2005. From 1999 to 2005, Mr. Roosevelt was Senior Vice President and General Counsel of Tufts Health Plan. Mr. Roosevelt also serves as Co-Chair of the Rules and By-laws Committee of the Democratic National Committee, Co-Chair of the Board of Directors for the Tufts Health Care Institute, and member of the Board of Directors at American Health Insurance Plans and PointRight Inc., where he serves as a member of the Compensation Committee. Mr. Roosevelt is a member of the Board’s Nominating and Corporate Governance Committee. Mr. Roosevelt brings to our Board extensive senior management, policy-making and financial experience within the health insurance industry, which includes important customers of the Company and is a driving force behind the demand for control of healthcare costs, which is reshaping the diagnostic and health management industries in which we operate.

Ron Zwanziger has served as our Chairman, Chief Executive Officer and President since our inception on May 11, 2001. Mr. Zwanziger served as Chairman, Chief Executive Officer and President of our predecessor company, Inverness Medical Technology, from its inception in 1992 through November 2001, when that company was acquired by Johnson & Johnson. From 1981 to 1991, he was Chairman and Chief Executive Officer of MediSense, a medical device company. Mr. Zwanziger served as a director of AMAG Pharmaceuticals, Inc. from November 2006 to December 2011. As the Chief Executive Officer of the Company, as well as the founder and chief executive officer of two other successful medical diagnostic companies, Mr. Zwanziger brings strategic vision, leadership, extensive business and operating experience and an immense knowledge of the Company and the industry to the Board.

Our Class III Directors—Term Expiring 2013

Eli Y. Adashi, M.D., M.S., C.P.E., F.A.C.O.G. joined the Board on April 1, 2009. The immediate past Dean of Medicine and Biological Sciences and the Frank L. Day Professor of Biology at Brown University, Dr. Adashi—Harvard-educated in Health Care Management (M.S.; 2005; HSPH)—has been a Professor of Medical Science at Brown University since 2004. A Physician-Scientist-Executive with over 25 years of experience in healthcare and in the life sciences, Dr. Adashi is a member of the Institute of Medicine of the National Academy of Sciences and of its Board on Health Sciences Policy, the Council on Foreign Relations, the Association of American Physicians, and the American Association for the Advancement of Science. Dr. Adashi is a member of MEDCAC (Medicare Evidence Development & Coverage Advisory Committee) and an ad hoc member of the Reproductive Health Drugs Advisory Committee of the U.S. Food & Drug Administration. Dr. Adashi is the author or co-author of over 250 peer-reviewed publications, over 120 book chapters/reviews, and 13 books focusing on ovarian biology, reproductive health and domestic health policy. Dr. Adashi is a member of the Board’s Compensation Committee. Dr. Adashi brings to our Board senior management experience and immense knowledge and experience in medicine and science from the provider perspective.

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

Hilde Eylenbosch, M.D. has served as President, Europe and Middle East since February 2012. Previously, she served as Chief Commercial Officer since November 2010, after having served as our Senior Vice President, Marketing from July 2010 to November 2010 and as our Vice President, Marketing from April 2009 to July 2010. Prior to April 2009, she served as Chief Executive Officer of SPD Swiss Precision Diagnostics GmbH, our 50/50 joint venture with Procter & Gamble, since its inception on May 18, 2007. Dr. Eylenbosch has also served as our President, Consumer Diagnostics since June 2006. Prior to assuming that title she served as Vice President, Consumer Diagnostics from July 2005 to June 2006, Vice President, Consumer Marketing from October 2004 to July 2005 and Vice President of International Women’s Health from November 2001 to October 2004. Dr. Eylenbosch served in the same capacity for our predecessor company, Inverness Medical Technology, from August 2001 until that company was acquired by Johnson & Johnson in November 2001. Prior to that, she held various positions at Inverness Medical Technology, including Director of U.S. Women’s Health from September 1998 through October 2000. When she joined Inverness Medical Technology in January 1995, Dr. Eylenbosch was responsible for marketing that company’s women’s health products in Europe. Before joining Inverness Medical Technology, Dr. Eylenbosch was employed by Synthelabo, a French pharmaceutical company, where she held various marketing positions.

Robert Hargadon joined us as Vice President, Global Culture and Performance in October 2010. He has over 30 years of experience in human resources, leadership and organization development. Mr. Hargadon served as Vice President, Human Resources at drugstore.com, an online pharmacy, from November 2006 through October 2010. Prior to that, Mr. Hargadon was General Manager, Corporate Learning and Development at Microsoft from September 2005 to April 2006 and held various human resources leadership positions at Boston Scientific Corporation, a medical device manufacturer, from 1997 to 2005, including Vice President of International Human Resources and Vice President, Leadership Development from September 1997 to June 2005. Mr. Hargadon served as Vice President, Learning and Development at Fidelity Investments from 1993 to 1997. Mr. Hargadon also had 15 years of experience with the consulting firms Novations Group, Inc. and Harbridge House, which was acquired by PricewaterhouseCoopers LLP.

David Teitel has served as our Chief Financial Officer, Vice President and Treasurer since December 2006. Mr. Teitel has over 25 years of public and private company finance experience, including nine years of audit experience at Arthur Andersen and senior financial positions with Thermo Electron Corp., which is now Thermo Fisher Scientific Inc. and Deknatel Snowden Pencer, Inc. Mr. Teitel joined the Company in December 2003 as Director of Finance Operations and assumed the title Vice President, Finance in December 2004.

Jon Russell has served as President of Alere Home Monitoring, Inc. since October 2011. Since that time, Mr. Russell has also continued to serve as Vice President of Finance, a position he has held since 2006, and shares responsibility for external communications with the Chief Executive Officer. Previously, Mr. Russell was Chief Financial Officer of Wampole Laboratories, LLC from September 2005 to June 2006. He has more than 20 years of experience in finance and operations management, including senior operational finance positions in North America and Europe with Precision Castparts Corporation, Vertex Interactive, Inc. and Genicom Corporation. Mr. Russell began his career at Ernst & Young LLP.

Robert Di Tullio joined us as Vice President, Global Regulatory and Clinical Affairs in March 2010. He has over 38 years experience in the in vitro diagnostics industry, the last 27 of which have been in quality and regulatory management. Mr. Di Tullio served as Vice President, Regulatory Affairs and Quality at ProteoGenix, Inc., a diagnostic company, from July 2008 to March 2010. He held the position of Vice President, Regulatory and Clinical Affairs and Quality at Sequenom, Inc., a genetic analysis company, from June 2007 to July 2008. From June 1992 to June 2007, Mr. Di Tullio served as Vice President, Regulatory Affairs and Quality Systems at Diagnostic Products Corporation, or DPC, an immuno-diagnostics company, and Siemens Medical Solutions Diagnostics, following its acquisition of DPC. Mr. Di Tullio has been co-chair of the AdvaMed Dx task force since 2007.

Paul T. Hempel served as our General Counsel and Secretary from our inception on May 11, 2001 until April 2006, when Mr. Hempel became Senior Vice President in charge of Leadership Development and Special Counsel, while retaining his role as Ethics Officer and his role as Secretary, which he retained until May 2010. Mr. Hempel also retained oversight of our legal affairs until May 2007. In November 2010, Mr. Hempel became Senior Vice President, Ethics/Compliance and Special Counsel. Mr. Hempel served as General Counsel and Assistant Secretary of our predecessor company, Inverness Medical Technology, from October 2000 through November 2001, when that company was acquired by Johnson & Johnson. Prior to joining Inverness Medical Technology, he was a founding stockholder and Managing Partner of Erickson Schaffer Peterson Hempel & Israel PC from 1996 to 2000. Prior to 1996, Mr. Hempel was a partner and managed the business practice at Bowditch & Dewey LLP.

Ellen Chiniara serves as Vice President, General Counsel and Secretary and is responsible for managing legal matters for the Company. Ms. Chiniara joined us in October 2006 as General Counsel, Professional Diagnostics and Assistant Secretary and became our Vice President and General Counsel in May 2007 and Secretary in May 2010. From 2002 to 2006, Ms. Chiniara was Associate General Counsel, Neurology of Serono, Inc., a biopharmaceutical company. Previously, she served as General Counsel to a healthcare venture capital fund and a healthcare management services organization, where she also was Chief Operating Officer of its clinical trial site management division. From 1994 to 1997, Ms. Chiniara was Assistant General Counsel at Value Health, a specialty managed healthcare company where she focused on disease management and healthcare IT. Prior to 1994, Ms. Chiniara was a partner with Hale and Dorr (now WilmerHale).

Emanuel Hart served as Chief Executive Officer and President of Orgenics Ltd. (Israel), one of our subsidiaries, from July 1998 through 2007. Orgenics Ltd. includes manufacturing, research and development and marketing business units. In August 2007, Mr. Hart was appointed Vice President for International Business responsible for the Latin America, Africa, Russia, ex-Soviet Union countries and Israel territories (LAmARCIS) for all of our products.

James Post has served as President of Alere North America, Inc. since October 2010. Mr. Post was Vice President of Sales and Marketing for our Critical Care division from March 2008 until October 2010. From January 2003 to February 2008, Mr. Post served as the Northeast Regional Sales Director for Biosite Incorporated, which we acquired in June 2007. Mr. Post has been with Alere for 10 years. Previously, Mr. Post was the Vice President at US Surgical Corporation leading the commercial team in the U.S. Mr. Post’s career has focused on solutions to help improve clinical and economic outcomes for hospitals and physician offices through innovative solutions development, customer education, and a commitment to a customer-centric culture.

David Walton was appointed as our President of Asia Pacific in February 2012. Mr. Walton joined our Company in December 2001 when we acquired the Unipath business from Unliever plc, where he was International Director for the Consumer and Professional Diagnostic business units. From 2007 until February 2012, he was responsible for building and integrating our businesses in Asia Pacific as Vice President, Asia Pacific. Additionally, from November 2010 until February 2011, he was President of both our European and Middle East business and our Asia Pacific business. Prior to joining us, Mr. Walton held various senior global sales and marketing roles in the diagnostics division of Eli Lilly and Company, Bio-Rad Laboratories, Inc. and Corning Medical, U.K.

Michael Cotton has served as President and Chief Executive Officer of Alere Health, LLC since January 2012. Previously, he joined Alere Health in September 2010 as President of Alere Health’s Health Improvement division. Mr. Cotton came to

Alere from WellCare Health Plans, Inc., where he served as President of National Health Plans from March 2010 until September 2010; President, South Region from February 2009 to February 2010; President, Georgia from February 2008 to February 2009; Chief Operating Officer for Georgia from April 2006 to February 2008; and Chief Operating Officer for Ohio from December 2005 to April 2006. Prior to joining WellCare, Mr. Cotton served as a worldwide partner and market leader for Mercer LLC from October 2001 to December 2005. Prior to October 2001, Mr. Cotton held the positions of President and Chief Executive Officer of Mid-Valley CareNet, a physician hospital organization (PHO) with more than 600 physician members.

Josef M.E. Leiter, M.D. has served as Advisor to the CEO since August 2011. Since 2003, Dr. Leiter has been the chief executive officer of Leiter & Cie, GmbH, a German private equity firm concentrating on the health care industry, which he founded. In this capacity, Dr. Leiter founded and developed several health care companies in Europe, and he has gained significant experience in the development of business models which invoke personal responsibility as a key driver for improving people’s health. Between 1996 and 2003, Dr. Leiter was a partner at the consulting firm of McKinsey & Company, where he advised health plans and pharmaceutical companies as well as smaller, innovation-driven companies and venture capital firms on a broad range of strategic, organizational and operational issues. Prior to his work at McKinsey, Dr. Leiter worked in the area of molecular virology at the Mount Sinai School of Medicine in New York, New York.

David Toohey was appointed as our President, International Business Operations in January 2011 and is the President and Managing Director of Alere International Ltd. Prior to his appointment, Mr. Toohey served in a variety of roles with us, including as our President, Europe/Middle East from January 2008 to January 2011; our President, Professional Diagnostics from December 2005 to January 2008; our Vice President, Professional Diagnostics from October 2002 to January 2008; our Vice President, European Operations from February 2002 to October 2002; and as our Vice President, New Products from November 2001 to October 2002. Mr. Toohey also served as Managing Director of our Unipath Limited subsidiary from December 2001 through October 2002. Mr. Toohey was employed by our predecessor company, Inverness Medical Technology, as its Vice President, New Products from May 2001 through November 2001, when that company was acquired by Johnson & Johnson. Prior to joining Inverness Medical Technology, Mr. Toohey served as Vice President of Operations at Boston Scientific Corporation’s Galway, Ireland facility where he oversaw its growth, from a start-up to Boston Scientific Corporation’s largest international facility, between 1995 and 2001. Prior to that time he held various executive positions at Bausch & Lomb, Inc., Digital Equipment Corp. and Mars, Inc.

Corporate Governance

The Audit Committee

The Company has a standing Audit Committee consisting of Mr. Levy, its Chairperson, Mr. Khederian and Mr. Townsend. Among other things, the Audit Committee oversees our accounting and financial reporting processes, including the selection, retention and oversight of our independent registered public accounting firm and the pre-approval of all auditing and non-auditing services provided by our independent registered public accounting firm. The Board has determined that Mr. Levy is an “audit committee financial expert,” as defined by SEC rules adopted pursuant to the Sarbanes-Oxley Act.

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

To our knowledge, based solely on a review of the copies of such reports received by us and certain written representations that no other reports were required, we believe that for the fiscal year ended December 31, 2011, all of our officers, directors and 10% beneficial owners complied with the requirements of Section 16(a), except that Manning & Napier Advisors, Inc., which reported beneficial ownership of more than 10% of our outstanding shares of common stock in a Schedule 13G filed with the SEC on July 7, 2011, did not timely file a Form 3.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation paid to our “named executive officers.” Based on 2011 total compensation, our named executive officers are:

•	Ron Zwanziger, Chief Executive Officer, or our CEO;

•	Dave Teitel, Chief Financial Officer, or our CFO;

•	Hilde Eylenbosch, President, Europe and Middle East;

•	Josef Leiter, Advisor to CEO; and

•	Thomas Underwood, former Chief Executive Officer, Alere Health, LLC.

In January 2012, Mr. Underwood resigned as the Chief Executive Officer of Alere Health, LLC, and he is no longer an officer or employee of our company.

For purposes of this Compensation Discussion and Analysis, we are also treating David Scott, Ph.D., Chief Scientific Officer, and Jerry McAleer, Ph.D., Senior Vice President, Research & Development, as named executive officers. We refer to these two individuals and our CEO as our “key executives.”

Philosophy and Objectives

The objective of our executive compensation program for 2011 was to attract, retain and motivate the talented and dedicated executives who were critical to our goals of continued growth, innovation, increasing profitability and, ultimately, maximizing stockholder value. Specifically, we sought to attract and reward executives who displayed certain fundamental leadership characteristics for hiring and promotion that we had identified as consistent with our corporate goals and culture. We provided these executives with what we believed to be a competitive total compensation package consisting primarily of base cash compensation, which in most cases consists of annual salary, but in the case of certain named executive officers who are independent contractors consists of annual consulting fees, performance-based incentive compensation packages, including both equity and cash components, and a broad-based benefits program. Our 2011 compensation program was designed to reward each executive’s individual performance by considering generally their past and potential contribution to our achievement of key strategic goals, such as revenue generation, margin improvement and the establishment and maintenance of key strategic relationships. These performance factors were used to determine whether the performance-based incentive compensation awards would be granted to each executive. Our 2011 executive compensation program aimed to provide a risk-balanced compensation package which was competitive in our market sector and, more importantly, relevant to the individual executive. In addition, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, at our 2011 annual meeting of stockholders, we submitted a non-binding, advisory proposal to our stockholders to approve the compensation paid to our named executive officers. More than 98% of our stockholders who cast votes with respect to that proposal supported our executive compensation practices as set forth in our 2011 proxy statement. Our Compensation Committee interpreted the results of this advisory vote as a strong affirmation of our executive compensation practices. Given that our Compensation Committee implemented our executive compensation program for 2011 before the date of our 2011 annual meeting of stockholders, the Compensation Committee could not have considered the results of this advisory vote in establishing our executive compensation program for 2011. However, the Compensation Committee was aware of the results of the advisory vote at the time it assessed achievement of the performance goals established as part of our 2011 executive compensation program, which are described in more detail below.

Our policy for allocating between base cash compensation and incentive compensation for 2011 was to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize value for our company and our stockholders. For 2011, we provided (i) base cash compensation to meet competitive cash compensation norms and (ii) performance-based compensation in the form of compensation packages that included the potential for the executive to earn cash-based and stock-based awards to reward superior performance against annual strategic targets and long-term stock price appreciation. Our Compensation Committee believed that this compensation structure would appropriately focus our executives’ attention on both current-year performance targets, which are critical to achievement of our stated corporate objectives, and long-term stock price appreciation, and would also enable us to recruit and retain talented executives by ensuring that our annual base cash compensation would be competitive with other companies.

Executive Compensation Process

The compensation of our named executive officers, as well as our other executive officers, has been reviewed by our Compensation Committee at least annually for consistency with our compensation philosophy and objectives. Our management, including our CEO, has participated in this review by making its own recommendations as to the base cash compensation and performance-based compensation of our executive officers to the Compensation Committee. The Compensation Committee has considered the recommendations of management in assessing executive compensation, but from time to time it has also gathered and relied on other data and resources and from time to time has utilized the services of a compensation consultant in reviewing and determining executive compensation.

In reviewing executive compensation during 2011, the Compensation Committee and management considered the practices of companies of similar size, geographic location and market focus. For this purpose, management and the Compensation Committee utilized the 2011 Radford Global Life Sciences Survey, or the 2011 Radford Survey, which provided comprehensive baseline compensation data on positions at the executive, management and professional levels, including base cash compensation, total cash compensation, options and equity compensation, for 600 multinational life sciences companies. Our management and Compensation Committee also collected and analyzed other publicly available compensation data and subscription compensation survey data and used this information in determining executive compensation. While benchmarking may not always be appropriate as a standalone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this compensation information is an important part of our compensation-related decision-making process.

During 2011, the Compensation Committee also engaged a compensation consultant, Aon Consulting’s Radford Surveys + Consulting, or Radford, to assist the committee in assessing total compensation of our key executives. As part of its engagement, Radford assisted the Compensation Committee in updating the peer group of companies used by our Compensation Committee in assessing the competitiveness of the compensation of our key executives. The revised peer group selected by the Compensation Committee for purposes of evaluating compensation of the key executives consisted of twenty publicly traded companies in a similar industry space and with similar revenues and market capitalizations. Of the peer group companies, 26% were health management companies and 74% were diagnostics/medical equipment companies. Specifically, the peer group consisted of the following companies:

•	Beckman Coulter, Inc.

•	Becton Dickinson and Company

•	Bio-Rad Laboratories, Inc.

•	Catalyst Health Solutions, Inc.

•	C.R. Bard, Inc.

•	Edwards Lifesciences LLC

•	Gen-Probe Incorporated

•	Healthways, Inc.

•	Hologic, Inc.

•	Hospira, Inc.

•	IDEXX Laboratories, Inc.

•	Laboratory Corporation of America Holdings

•	Life Technologies Corporation

•	Lincare Holdings, Inc.

•	Myriad Genetics, Inc.

•	PerkinElmer, Inc.

•	RehabCare Group, Inc.

•	ResMed Inc.

•	St. Jude Medical, Inc.

•	Varian Medical Systems, Inc.

In connection with its engagement, Radford provided a detailed report, the Radford Report, which included summary observations and considerations regarding our compensation philosophy and methodology, as well as detailed competitive assessments of the cash and equity compensation of the key executives.

In 2011, we established a new annual process for awarding performance-based incentive compensation packages, known as the Annual Executive Incentive Compensation Process, or the Annual Incentive Process, under which a broad group of executives and managers worldwide, including our named executive officers other than the key executives, were eligible to participate in performance-based compensation packages pursuant to which they could earn stock-based awards and cash awards based on the achievement of stated performance conditions. The proposed awards, if earned, would have been granted in the first quarter of 2012. The applicable performance conditions covered a broad range of the Company’s business goals, including financial, strategic, operational and organizational criteria. Adoption of this process was not intended to preclude the Compensation Committee from making equity or other awards outside of this process in appropriate circumstances, and the process is expected to evolve year-to-year. In addition, the Compensation Committee expects to continue to make grants under our stockholder-approved stock option and incentive plans, or our Option Plans, outside of the Annual Incentive Process in connection with changes in responsibility, significant accomplishments, new hires and in other appropriate circumstances.

In determining each component of an executive’s compensation under our processes, numerous factors particular to the executive were considered, including:

•	The executive’s particular background, including prior relevant work experience;

•	The demand for individuals with the executive’s specific expertise and experience;

•	The executive’s role with us and the compensation paid to similar persons determined through benchmark studies, such as the Radford Report;

•	The executive’s performance and contribution to our achievement of corporate goals and objectives; and

•	Comparison to our other executives.

Elements of Compensation

For 2011, executive compensation consisted of the following elements:

Base Cash Compensation. Base cash compensation was established based on the factors discussed above. Our general compensation philosophy for 2011, as described above, was to offer competitive base cash compensation plus performance-based incentive compensation packages. We sought to ensure that the base cash compensation of our executives would be competitive by targeting annual base cash compensation for a particular individual near the average of the range of annual cash compensation (base cash compensation plus annual non-equity incentive compensation) for executives in similar positions with similar responsibilities at comparable companies. Other elements of compensation, including past and present grants of stock-based awards, were also considered. The Compensation Committee believed that competitive base cash compensation was necessary to attract and retain a management team with the requisite skills to lead our company. In 2011, based on its analysis of our salary objectives, the various factors discussed above, and the 2011 Radford Survey, and considering the total compensation of our named executive officers, the annual base cash compensation paid to Mr. Teitel, Dr. Eylenbosch and Mr. Underwood was increased from $300,000, $486,567 and $439,600, respectively, to $375,000,

$550,000, and $520,000, respectively. In approving the base cash compensation increases for each of these named executive officers, the Compensation Committee considered an analysis of total compensation for comparable executives as well as each individual’s background, expertise and experience, and individual performance and past contributions to our overall goals and objectives. While many of these factors are subjective measures, and are not based on any stated quantified objectives, they played an important role in the Compensation Committee’s decision-making process. These subjective factors were considered in the aggregate and, accordingly, no specific factor played a greater role in determining the base cash compensation increases. Mr. Leiter, who has served as a consultant to us for several years, was determined to be one of our executive officers in December 2011 and, for this reason, his annual base cash compensation was not reviewed by the Compensation Committee as part of its 2011 process. The Compensation Committee had not completed its review of the compensation of the key executives based on the results of the Radford Report and our general compensation strategy and objectives as described above as of the end of 2011 and did not adjust the base salary or other base cash compensation of the key executives during 2011.

Stock Options and Stock-based Awards. For 2011, our Compensation Committee believed that the use of stock options and other stock-based awards would continue to offer the best approach to achieving our long-term compensation goals. Consistent with this belief, our Option Plans were established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders and with our long-term success. While our Option Plans allow our Compensation Committee to grant a number of different types of stock-based awards, we have relied exclusively on stock options to provide equity incentive compensation to our executive officers, other than one restricted stock grant made to Mr. Zwanziger in 2001. Stock options granted to our executive officers have historically had an exercise price equal to the fair market value of our common stock on the grant date, except for certain grants of options to our key executives in July 2008 and February 2010 that had exercise prices above the fair market value of our common stock on the grant date. Our stock options have typically vested 25% per annum based upon continued employment over a four-year period, and generally have had terms expiring ten years after the date of grant. Stock option grants to our executive officers have been made in connection with the commencement of employment, in conjunction with an annual review of total compensation and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. While our Compensation Committee expects to continue to grant stock options on an ad hoc basis as circumstances warrant (consistent with the granting policy described below), in the future we expect that stock option awards will primarily be granted to our named executive officers as part of the Annual Incentive Process. Proposals to grant stock options to our executive officers in 2011, including those made in connection with the Annual Incentive Process, were made by our CEO to the Compensation Committee. With respect to proposals for grants made to our executive officers in 2011, the Committee reviewed consultant reports, as discussed above, individual performance, the executive’s existing compensation and other retention considerations. The Compensation Committee considered the estimated Black-Scholes valuation of each proposed stock option grant in determining the number of options subject to each grant in 2011. Generally, 2011 stock option grants for each named executive officer were based on the factors discussed above and were intended to be valued near the average of the range of the value of long-term incentive awards for executives in similar positions with similar responsibilities at comparable companies, although other elements of compensation, including salary, were also considered.

Generally, stock option grants to executive officers have been made in conjunction with meetings of the Board of Directors. In 2011, grants were made in accordance with the Board’s previously adopted stock option granting policy, which includes the following elements:

•

Options to purchase shares of our common stock shall be granted effective as of the last calendar day of the following months: February, April, June, August, October and December (each such date, a “Grant Date”);

•

For each employee (or prospective employee) that is not (or, upon hire, will not be) subject to Section 16 of the Exchange Act, the CEO shall have the authority to grant, in his sole discretion, an option or options to purchase up to an aggregate of 5,000 shares of common stock (on an annual basis); provided, however, that the total number of shares of common stock underlying such option grants shall not exceed 150,000 per calendar year.

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

For 2011, Mr. Teitel, Dr. Eylenbosch and Mr. Underwood participated in the Annual Incentive Process. Under the terms of the performance-based compensation packages developed for these executives, if performance conditions had been met during 2011, Mr. Teitel, Dr. Eylenbosch and Mr. Underwood would have been eligible to receive in 2012, subject to approval and grant by the Compensation Committee, stock options and cash awards with values based upon 10,000, 15,000 and 12,000 shares of our common stock, respectively. There were numerous performance conditions applicable to the proposed awards to these named executive officers, all of which had to be satisfied in order for the named executive officers to become eligible to receive any award. These performance conditions included an earnings per share target of $2.80 and an operating income increase of 15%, excluding acquisitions, among other goals. Neither of these two specific goals was met and as a result no stock options or cash awards were granted under the Annual Incentive Process based on 2011 performance. Because our stock price declined during 2011, the cash awards would have had no value even if all performance conditions had been met.

As of February 28, 2011, Dr. Eylenbosch was granted options to purchase 20,000 shares of our common stock at an exercise price of $38.64 per share in connection with her appointment as our Chief Commercial Officer. The Compensation Committee considered this grant an appropriate incentive for Dr. Eylenbosch in accepting this new role, which the Committee expected would constitute a global, strategic leadership role. In approving this grant, the Compensation Committee also considered an analysis of total compensation for comparable executives, the estimated Black-Scholes valuation of the stock option grant, as well as Dr. Eylenbosch’s background, expertise and experience, and individual performance and past contributions to our overall goals and objectives. While many of these factors are subjective measures, and are not based on any stated quantified objectives, they played an important role in the Compensation Committee’s decision-making process. These subjective factors were considered in the aggregate and, accordingly, no specific factor played a greater role in determining the grants.

As of August 31, 2011, Mr. Leiter was granted options to purchase 50,000 shares of our common stock at an exercise price of $24.97 per share in connection with assuming his role as Advisor to the CEO. The Compensation Committee considered an analysis of total compensation for comparable executives and consultants and determined that Mr. Leiter’s long-term incentive compensation remained below that of executives holding similar positions at comparable companies. In approving this grant, the Compensation Committee also considered the estimated Black-Scholes valuation of the proposed stock option grant, as well as Mr. Leiter’s background, expertise and experience, and individual performance and significant contributions to our overall goals and objectives. While many of these factors are subjective measures, and are not based on any stated quantified objectives, they played an important role in the Compensation Committee’s decision-making process. These subjective factors were considered in the aggregate and, accordingly, no specific factor played a greater role in determining the grants.

As of October 31, 2011, Mr. Teitel, Mr. Underwood and Dr. Eylenbosch were granted options to purchase 10,000, 10,000 and 20,000 shares of our common stock, respectively, at an exercise price of $26.06. With respect to these grants, the Compensation Committee considered each recipient’s cash compensation, prior equity grants, role in leading our company, expertise and experience, and his or her performance and contribution to our overall goals and objectives and, in particular, the likelihood that the corporate performance conditions applicable to the proposed awards under the 2011 Annual Incentive Process would not be achieved. While background, expertise and experience, and individual performance and contribution to our overall goals and objectives are all subjective measures, and are not based on any stated quantified objectives, they play an important role in the Compensation Committee’s decision-making process. These subjective factors were considered in the aggregate and, accordingly none of these subjective factors played a greater role in determining the grants.

Bonuses. Cash bonuses and other non-equity incentive compensation have not historically been a regular or important element of our executive compensation strategy; instead, our Compensation Committee has focused on stock-based awards designed to reward long-term performance. While the Compensation Committee generally remains committed to this strategy, the Annual Incentive Process established during 2011 does provide for potential cash awards, vesting over two years, if performance targets are met during the target year. The primary purpose of the potential cash awards proposed under the Annual Incentive Process in 2011 was to permit the participating executives to realize the price appreciation of our common stock during 2011 (which we expected would result in a higher exercise price for any stock options granted during 2012 under the Annual Incentive Process). As explained above, 2011 performance targets applicable to the proposed cash awards were not met, and no cash awards were granted under the Annual Incentive Process based on 2011 performance.

On July 1, 2011, we paid Tom Underwood a bonus of $462,666 pursuant to a retention and severance agreement with Mr. Underwood dated November 18, 2009, as amended. Two identical bonuses were paid to Mr. Underwood under this agreement in November 2009 and November 2010. This agreement represented a restructuring of a change of control severance obligation under a 2007 agreement between Mr. Underwood and Matria Healthcare, Inc., a predecessor of Alere Health, LLC. The 2007 agreement predated our acquisition of Matria Healthcare and we viewed it as providing a potential disincentive to Mr. Underwood’s continued employment.

Other Compensation. None of our named executive officers is entitled to receive any payment upon a change in control of our company or a termination of his or her employment with us. Dr. Eylenbosch’s consulting agreement may currently be terminated by her or by us with 180 days’ prior written notice. Beginning in August 2015, Dr. Eylenbosch’s consulting agreement may only be terminated with 360 days’ prior written notice. Dr. Leiter’s consulting agreement, as amended, may not be terminated prior to December 31, 2013. Our other named executive officers’ service with our company is at will. The named executive officers were not eligible to participate in, and did not have any accrued benefits under, any company-sponsored defined benefit pension plan in 2011. They were eligible to, and in some case did, participate in defined contributions plans, such as a 401(k) plan, on the same terms as other employees. The terms of these defined contribution plans varied depending on the jurisdiction of employment of the executive. In addition, consistent with our compensation philosophy, the Compensation Committee maintained in 2011 generally the same benefits and perquisites for our executive officers as in prior years. The Compensation Committee believes that these benefits and perquisites provided to our executive officers in 2011 were lower than median competitive levels for comparable companies. Finally, all of our executives were eligible to participate in our other employee benefit plans, including, medical, dental, life and disability insurance.

Tax Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1,000,000 to certain of the named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. We have periodically reviewed the potential consequences of Section 162(m) and on occasion have sought to structure the performance-based portion of our executive compensation to comply with the exemptions available under Section 162(m). We believe that options granted in 2011 under our Option Plans generally qualify as performance-based compensation under Section 162(m). However, we reserve the right to use our judgment to authorize compensation payments that do not comply with these exemptions when we believe that such payments are appropriate and in the best interest of the stockholders, after taking into consideration changing business conditions or the applicable officer’s performance.

Compensation Committee Report

We, the Compensation Committee, have reviewed and discussed the Compensation Discussion and Analysis beginning on page 9 of this annual report with management.

Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

THE COMPENSATION COMMITTEE

Carol R. Goldberg, Chairperson

Eli Y. Adashi, Member

Robert P. Khederian, Member

Compensation Committee Interlocks and Insider Participation

During 2011, the members of the Compensation Committee were Ms. Goldberg (Chairperson), Dr. Adashi and Mr. Khederian. No member of the Compensation Committee has ever been an officer or employee of ours or any of our subsidiaries. None of our executive officers serves as a director or member of the compensation committee of another entity in a case where an executive officer of such other entity serves as a director of ours or a member of our Compensation Committee.

Compensation of Executive Officers and Directors

Set forth below is information regarding the compensation of our named executive officers.

Summary Compensation Table. The following table sets forth information regarding the named executive officers’ compensation for the fiscal years 2011, 2010 and 2009. For our named executive officers, the amount of salary and bonus represented between 36% and 100% of the named executive officers’ total compensation for 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Ron Zwanziger Chairman, Chief Executive Officer and President	2011	$900,000	—	—	$713	$900,713
	2010	$900,000	—	$3,745,000	$2,838	$4,647,838
	2009	$900,000	$250,000	—	$713	$1,150,713

David Teitel	2011	$366,346	—	$102,200	$8,063	$476,609
Chief Financial Officer	2010	$300,000	—	—	$10,109	$310,109
	2009	$300,000	$100,000	$490,566	$8,063	$898,629

David Scott, Ph.D.(3)	2011	$546,028	—	—	—	$546,028
Chief Scientific Officer	2010	$543,767	—	$1,348,200	—	$1,891,967
	2009	$550,306	$125,000	—	—	$675,306

Jerry McAleer, Ph.D.(3) Senior Vice President, Research & Development	2011	$523,740	—	—	—	$523,740
	2010	$504,926	—	$1,123,500	—	$1,628,426
	2009	$510,998	$125,000	—	—	$635,998

Tom Underwood Former Chief Executive Officer, Alere Health, LLC	2011	$510,723	$462,666	$102,200	$9,153	$1,084,742
	2010	$439,600	$462,666	$261,868	$10,092	$1,174,226
	2009	$439,600	$587,666	$752,000	$7,569	$1,786,835

Hilde Eylenbosch(4)(5)	2011	$559,676	—	$511,800	—	$1,071,476
President, Europe and Middle East

Josef Leiter(4)(5) Advisor to Chief Executive Officer	2011	$347,935	—	$608,536	—	$956,471

(1)	These amounts represent the aggregate grant date fair value of stock option awards made during 2011, 2010 and 2009, respectively, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (FASB ASC Topic 718), excluding estimated forfeitures. See Note 14 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of the relevant assumptions used in calculating these amounts.
(2)	The amounts in this column include for 2011: (a) matching contributions we made to our defined contribution plans in the amounts of $7,350 on behalf of Mr. Teitel and $6,922 on behalf of Mr. Underwood; (b) life insurance premiums paid in the amounts of $713 on behalf of Mr. Zwanziger, Mr. Teitel and Mr. Underwood; and (c) imputed group term life insurance in the amount of $1,518 on behalf of Mr. Underwood.
(3)	Salary and other cash compensation for these named executive officers were paid in British pounds. British pounds were converted to U.S. dollars at assumed exchange rates of £1:$1.60349, £1:$1.54589 and £1:$1.56448 which were the average exchange rates for 2011, 2010 and 2009, respectively.
(4)	Dr. Eylenbosch and Mr. Leiter were not named executive officers in 2009 or 2010.
(5)	Amounts reported in the salary column for Dr. Eylenbosch and Dr. Leiter consisted of consulting fees, which were paid in Euros. Euros were converted to U.S. dollars at an assumed exchange rate of €1:$1.39174, which was the average exchange rate for 2011.

Grants of Plan-Based Awards. The following table sets forth certain information with respect to options granted to the named executive officers in 2011.

Grants of Plan-Based Awards

	Grant Date(1)	Compensation Committee Approval Date(1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards		Estimated Possible Payouts Under Equity Incentive Plan Awards Target (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)(4)	Exercise Or Base Price of Option Awards ($ / Sh)(5)	Grant Date Fair Value of Stock and Option Awards(6)
Name			Shares Underlying Award (#)(2)	Target ($)(2)

Ron Zwanziger	—	—				—	—	—

David Teitel	10/31/11	10/5/11				10,000	$26.06	$102,200
	2/3/11	2/3/11	10,000	(2)	10,000

Hilde Eylenbosch	2/28/11	2/3/11				20,000	$38.64	$307,400
	10/31/11	10/5/11				20,000	$26.06	$204,400
	2/3/11	2/3/11	15,000	(2)	15,000

Josef Leiter	8/31/11	7/28/11				50,000	$24.97	$608,536

Jerry McAleer, Ph.D.	—	—				—	—	—

David Scott, Ph.D.	—	—				—	—	—

Tom Underwood	10/31/11	10/5/11				10,000	$26.06	$102,200
	2/3/11	2/3/11	12,000	(2)	12,000

(1)	The grant dates of the options for the named executive officers are in accordance with our stock option granting policy, under which grants of options approved by the Compensation Committee for existing employees shall be effective as of the next “Grant Date” following the date of approval (except that any grants subject to stockholder approval shall be effective as of the date of stockholder approval). Under this policy, “Grant Date” means the last day of the following months: February, April, June, August, October and December.
(2)	Amounts in these columns represent eligibility under our Annual Incentive Process to receive awards of cash and options upon satisfaction of applicable performance conditions. Under the terms of these incentive compensation packages, the named executive officer would have been eligible to receive, subject to the satisfaction of applicable performance conditions and subject to approval and grant by the Compensation Committee, (i) a cash award equal to the appreciation in the price of our common stock during 2011 times the number of shares set forth in the table and (ii) an award of options to purchase the number of shares set forth in the table. The performance conditions were not satisfied, and accordingly no cash or option awards were made. Moreover, because our stock price declined during 2011, the cash award would have had no value even if all performance conditions had been met. For more information regarding our Annual Incentive Process, including the performance-based conditions, see “Compensation Discussion and Analysis” beginning on page 9.
(3)	All stock option awards were made under our 2010 Stock Option and Incentive Plan.
(4)	The terms of these options provide for vesting in four equal annual installments, commencing on the first anniversary of the date of grant and conditioned upon the recipient’s continued employment with the Company on the applicable vesting date. The options will expire on the tenth anniversary of the grant date or, if earlier, three months after the recipient’s employment terminates.
(5)	The exercise price of the stock option awards to the named executive officers is equal to the closing price of the common stock on the applicable Grant Date.
(6)	These amounts represent the aggregate grant date fair value of stock option awards made during 2011, calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See Note 14 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion of the relevant assumptions used in calculating these amounts.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth certain information with respect to unexercised options held by the named executive officers at the end of 2011. No named executive officer held any stock awards at the end of 2011.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable		Option Exercise Price ($)	Option Expiration Date(2)
Ron Zwanziger	5,065	—		$15.55	8-23-2012
	7,576	—		$21.78	12-31-2013
	300,000	—		$39.72	5-17-2017
	112,500	37,500		$61.49	7-23-2018
	62,500	187,500		$61.49	2-28-2020

David Teitel	10,000	—		$21.38	12-11-2013
	10,000	—		$24.25	12-17-2014
	5,000	—		$34.40	10-4-2016
	20,000	—		$38.10	12-15-2016
	20,000	—		$48.14	8-31-2017
	11,791	11,790		$35.58	6-30-2019
	5,000	5,000		$38.01	10-30-2019
	—	10,000		$26.06	10-31-2021

Hilde Eylenbosch	2,500	—		$16.20	3-10-2013
	15,000	—		$24.25	12-17-2014
	36,000	—		$26.55	2-15-2016
	25,000	—		$48.14	8-31-2017
	15,000	5,000		$19.15	10-31-2018
	4,614	4,613		$35.58	6-30-2019
	—	20,000		$38.64	2-28-2021
	—	20,000		$26.06	10-31-2021

Josef Leiter	—	50,000		$24.97	8-31-2021

Jerry McAleer, Ph.D.	1,805	—		$15.60	9-3-2012
	4,656	—		$21.78	12-31-2013
	125,000	—		$39.72	5-17-2017
	48,750	16,250		$61.49	7-23-2018
	18,750	56,250		$61.49	2-28-2020

David Scott, Ph.D.	2,284	—		$15.60	9-3-2012
	5,252	—		$21.78	12-31-2013
	150,000	—		$39.72	5-17-2017
	56,250	18,750		$61.49	7-23-2018
	22,500	67,500		$61.49	2-28-2020

Tom Underwood	18,750	6,250	(3)	$33.17	6-30-2018
	750	250		$18.91	12-31-2018
	6,000	6,000		$35.58	6-30-2019
	20,000	20,000		$35.60	8-31-2019
	6,250	18,750		$26.66	6-30-2020
	—	10,000		$26.06	10-31-2021

(1)	Unless otherwise noted, options become exercisable in four equal annual installments beginning on the first anniversary of the date of grant.
(2)	Unless otherwise noted, the expiration date of each option occurs ten years after the date of grant of such option.
(3)	Fifty percent of the stock option granted to Mr. Underwood on June 30, 2008 became exercisable on the second anniversary of the date of grant. An additional twenty-five percent of the stock option became exercisable on the third anniversary of the date of grant. The final twenty-five percent of the stock option would have become exercisable on the fourth anniversary of the date of grant, subject to Mr. Underwood’s continued employment with the Company. Mr. Underwood’s employment with the Company was terminated in January 2012 and, as a result, the final twenty-five percent of the stock option will not vest.

Option Exercises and Stock Vested. The following table sets forth certain information with respect to options exercised by the named executive officers in fiscal year 2011. No named executive officer held any stock awards that vested during 2011.

Option Exercises and Stock Vested

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Ron Zwanziger	95,000	$1,154,100
David Teitel	—	—
Hilde Eylenbosch	45,765	$634,318
Josef Leiter	—	—
Jerry McAleer, Ph.D.	335,119	$2,623,526
David Scott, Ph.D.	223,691	$2,690,380
Tom Underwood	—	—

(1)	Represents the difference between the aggregate exercise price and the aggregate fair market value of the common stock on the dates of exercise.

Non-qualified Deferred Compensation Plans. During 2011, our named executive officers did not participate in any non-qualified defined contribution or other non-qualified deferred compensation plans.

Pension Benefits. During 2011, our named executive officers did not participate in any plan that provides for specified retirement benefits, or payments and benefits that will be provided primarily following retirement, other than defined contribution plans, such as our 401(k) savings plan.

Employment Agreement and Potential Payments upon Termination or Change-in-Control. On November 18, 2009, we entered into a retention and severance agreement with Tom Underwood in order to restructure change of control severance obligations existing under a 2007 agreement between Mr. Underwood and Matria Healthcare, Inc., a predecessor to Alere Health, LLC. On December 30, 2010, we entered into a letter agreement with Mr. Underwood amending a portion of the 2009 agreement. Pursuant to Mr. Underwood’s retention and severance agreement, he was paid “stay bonuses” in the amount of $462,666 in each of 2009, 2010 and 2011. Under the agreement, Mr. Underwood may not compete with us within the United States for a period of two years after the termination of his employment with us. As part of the 2009 agreement, Mr. Underwood also entered into our standard non-solicitation agreement.

Dr. Leiter and Dr. Eylenbosch, as consultants, each have a consulting agreement with us. Dr. Eylenbosch’s consulting agreement may currently be terminated by her or by us with 180 days’ prior written notice. Beginning in August 2015, Dr. Eylenbosch’s consulting agreement may only be terminated with 360 days’ prior written notice. Dr. Leiter’s consulting agreement, as amended, may not be terminated prior to December 31, 2013. Our remaining named executive officers are employees-at-will and do not otherwise have employment or severance contracts with us. Other than provisions in our Option Plans that provide for all stock options to automatically become fully exercisable and any stock awards to become vested and non-forfeitable in the event of a “change of control” as defined in the plans, there are no other contracts, agreements, plans or arrangements that provide for payments to our named executive officers at, following, or in connection with any termination of employment, change in control of the Company or a change in a named executive officer’s responsibilities. All of the outstanding stock options held by our named executive officers reported above under “Outstanding Equity Awards at Fiscal Year-End” were issued under our Option Plans and are subject to accelerated exercisability upon a change of control. The table below sets forth the value attributable to such an acceleration of exercisability.

Name	Value Attributable to Acceleration of Exercisability of Stock Options upon a Change of Control(1)
Ron Zwanziger	$—
David Teitel	$—
Hilde Eylenbosch	$19,700
Josef Leiter	$—
Jerry McAleer, Ph.D.	$—
David Scott, Ph.D.	$—
Tom Underwood	$1,405

(1)	Assumes the occurrence of a change of control of the Company on December 31, 2011. The value attributable to the acceleration of stock options equals the difference between the applicable option exercise prices and the closing sale price of our common stock as reported by the New York Stock Exchange on December 30, 2011, which was $23.09, multiplied by the number of shares underlying the options.

Risk Related to Compensation Policies

Our compensation policies and practices for our employees, including our executive compensation program described in our Compensation Discussion and Analysis, aim to provide a risk-balanced compensation package which is competitive in our market sectors and relevant to the individual executive. In 2011, the Compensation Committee established an annual process pursuant to which we expect to continue to award to certain executives and managers, upon satisfaction of applicable performance conditions and subject to future approval and grant by the Compensation Committee, option and cash awards. Because both the option and cash awards contemplated under this process would vest over several years, we believe that the process discourages short-term risk taking and to align the interest of our executives and managers with those of our stockholders. We do not believe that risks arising from these practices, or our compensation policies and practices considered as a whole, are reasonably likely to have a material adverse effect on us.

Compensation of Directors

The following table sets forth information regarding the compensation of our directors for 2011.

Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)(2)	Total ($)(3)
Eli Adashi, M.D.	$78,000	$78,000
Carol R. Goldberg	$86,000	$86,000
Robert P. Khederian	$90,000	$90,000
John F. Levy	$29,000	$29,000
John A. Quelch, D.B.A.	$45,000	$45,000
James Roosevelt, Jr.	$5,000	$5,000
Peter Townsend	$82,000	$82,000

(1)	Ron Zwanziger, Jerry McAleer and David Scott are not included in this table as they are employees of the Company and receive no compensation for their services as directors. The compensation received by Mr. Zwanziger, Dr. McAleer and Dr. Scott as employees of the Company is shown in the Summary Compensation Table above.
(2)	Dr. Adashi received cash payments of $19,500 each in April 2011, July 2011 and October 2011 and earned fees of $19,500 as of December 31, 2011, which amount was paid in January 2012. Ms. Goldberg received cash payments of $21,500 each in April 2011, July 2011 and October 2011 and earned fees of $21,500 as of December 31, 2011, which amount was paid in January 2012. Mr. Khederian received cash payments of $22,500 each in April 2011, July 2011 and October 2011 and earned fees of $22,500 as of December 31, 2011, which amount was paid in January 2012. Mr. Levy received cash payments of $7,250 each in April 2011, July 2011 and October 2011 and earned fees of $7,250 as of December 31, 2011, which amount was paid in January 2012. Mr. Quelch received cash payments of $11,250 each in April 2011, July 2011 and October 2011 and earned fees of $11,250 as of December 31, 2011, which amount was paid in January 2012. Mr. Roosevelt received cash payments of $1,250 each in April 2011, July 2011 and October 2011 and earned fees of $1,250 as of December 31, 2011, which amount was paid in January 2012. Mr. Townsend received cash payments of $20,500 each in April 2011, July 2011 and October 2011 and earned fees of $20,500 as of December 31, 2011, which amount was paid in January 2012. The cash compensation paid to directors is described in more detail below.
(3)	As of December 31, 2011, each director had the following number of options outstanding: Eli Adashi: 41,515; Carol R. Goldberg: 74,868; Robert P. Khederian: 59,999; John F. Levy: 101,006; John A. Quelch: 115,540; James Roosevelt, Jr.: 57,156; Peter Townsend: 49,868.

After reviewing the analysis of non-employee director compensation conducted by Radford in May 2010, the Compensation Committee determined that the non-employee directors of the Company should receive cash compensation of $70,000 annually, plus additional cash compensation for committee service as described in the table below, payable quarterly in arrears beginning with the third calendar quarter of 2010 and subject to their continued service on the Board and any applicable committees. Each director was afforded a one-time right to receive, in lieu of all or part of her or his cash compensation for the period October 31, 2010 through June 30, 2013, stock options of equal value calculated as described below.

Committee Chair (Total Additional Cash Compensation)
—Audit	$24,000
—Compensation	$16,000
—Nominating and Corporate Governance	$10,000

Committee Members other than Chair (Total Additional Cash Compensation)
—Audit	$12,000
—Compensation	$8,000
—Nominating and Corporate Governance	$5,000

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

Employee directors do not receive compensation for their services as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table furnishes information as to shares of our common stock beneficially owned by:

•	each person or entity known by us to beneficially own more than five percent of our common stock;

•	each of our directors;

•	each of our “named executive officers” (as defined in “Compensation Discussion and Analysis” beginning on page 9); and

•	all of our current directors and executive officers as a group.

Unless otherwise stated, beneficial ownership is calculated as of April 15, 2012. For the purpose of this table, a person, group or entity is deemed to have “beneficial ownership” of any shares that such person, group or entity has the right to acquire within 60 days after such date through the exercise of options or warrants.

Security Ownership of Certain Beneficial Owners and Management

	Common Stock
Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
Manning & Napier Advisors, Inc.(4)	9,026,310	11.23%
FMR LLC(5)	7,155,528	8.91%
Thornburg Investment Management Inc.(6)	5,658,557	7.04%
Capital Research Global Investors (7)	5,097,171	6.34%
Ron Zwanziger(8)	4,073,343	5.03%
David Scott, Ph.D.(9)	734,455	*
Jerry McAleer, Ph.D.(10)	514,981	*
John F. Levy(11)	219,832	*
Hilde Eylenbosch, M.D.(12)	179,641	*
Carol Goldberg(13)	136,027	*
John A. Quelch, D.B.A.(14)	89,538	*
Dave Teitel(15)	85,188	*
Robert P. Khederian(16)	54,863	*
Peter Townsend(17)	24,732	*
Eli Adashi, M.D.(18)	17,229	*
James Roosevelt, Jr.(19)	24,733	*
Tom Underwood(20)	1,500	*
Josef M.E. Leiter, M.D.	—	*
All current executive officers and directors (26 persons)(21)	6,849,888	8.30%

*	Represents less than 1%
(1)	The address of each director or executive officer (and any related persons or entities) is c/o the Company at its principal office.
(2)	Unless otherwise indicated, the stockholders identified in this table have sole voting and investment power with respect to the shares beneficially owned by them.
(3)	The number of shares outstanding used in calculating the percentage for each person, group or entity listed includes the number of shares underlying options and warrants held by such person group, or entity that were exercisable within 60 days after April 15, 2012, but excludes shares of stock underlying options and warrants held by any other person, group or entity.
(4)	This information is based on information contained in a Schedule 13G/A filed with the SEC on January 27, 2012 by Manning & Napier Advisors, Inc. Manning & Napier Advisors, Inc. reported that it has (i) sole voting power with respect to 6,407,470 shares and (ii) sole investment power with respect to 9,026,310 shares. The address provided therein for Manning & Napier Advisors, Inc. is 290 Woodcliff Drive, Fairport, NY 14450.
(5)	This information is based on information contained in a Schedule 13G filed with the SEC on February 14, 2012 by FMR LLC. FMR LLC reported that is has (i) sole voting power with respect to 588,988 shares and (ii) sole investment power with respect to 7,155,528 shares. The address provided therein for FMR LCC is 82 Devonshire Street, Boston, MA 02109.
(6)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 3, 2012 by Thornburg Investment Management Inc. Thornburg Investment Management Inc. reported that it has (i) sole voting power with respect to 5,658,557 shares and (ii) sole investment power with respect to 5,658,557 shares. The address provided therein for Thornburg Investment Management Inc. is 2300 North Ridgetop Road, Santa Fe, NM 87506.
(7)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2012 by Capital Research Global Investors, a division of Capital Research and Management Company. Capital Research and Management Company reported that it has (i) sole voting power with respect to 5,097,171 shares and (ii) sole investment power with respect to 5,097,171 shares. The address provided therein for Capital Research Global Investors is 333 South Hope Street, Los Angeles, CA 90071.
(8)	Consists of 3,523,202 shares of common stock and 550,141 shares of common stock underlying options exercisable within 60 days from April 15, 2012. Of the shares attributed to Mr. Zwanziger, 384,645 shares of common stock are owned by Ron Zwanziger as Trustee of the Zwanziger 2009 Annuity Trust, 224,276 shares of common stock are owned by Orit Goldstein as Trustee of the Zwanziger Family 2004 Irrevocable Trust and 1,806,696 shares of common stock are owned by Zwanziger Family Ventures, LLC, a limited liability company managed by Mr. Zwanziger and his spouse. Of the other shares attributed to him, Mr. Zwanziger disclaims beneficial ownership of (i) 2,600 shares owned by his wife, Janet M. Zwanziger, (ii) 29,450 shares owned by the Zwanziger Goldstein Foundation, a charitable foundation for which Mr. Zwanziger and his spouse, along with three others, serve as directors, (iii) 879,220 shares owned by Ron Zwanziger as Trustee of the Zwanziger 2004 Revocable Trust, and (iv) 191,830 shares owned by Orit Goldstein as the Trustee of the Zwanziger Family Trust. Does not include 36,380 shares of common stock potentially acquirable by the Zwanziger Family Trust upon conversion of 3% senior subordinated notes at a conversion price of $43.98 per share.
(9)	Consists of 475,669 shares of common stock and 258,786 shares of common stock underlying options exercisable within 60 days from April 15, 2012.
(10)	Consists of 297,270 shares of common stock and 217,711 shares of common stock underlying options exercisable within 60 days from April 15, 2012.
(11)	Consists of 151,693 shares of common stock, 4,000 shares of common stock issuable upon the exercise of warrants, and 64,139 shares of common stock underlying options exercisable within 60 days from April 15, 2012. Includes 1,007 shares of common stock owned by a charitable remainder unitrust of which Mr. Levy disclaims beneficial ownership.

(12)	Consists of 76,527 shares of common stock and 103,114 shares of common stock underlying options exercisable within 60 days from April 15, 2012.
(13)	Consists of 86,295 shares of common stock and 49,732 shares of common stock underlying options exercisable within 60 days from April 15, 2012.
(14)	Consists of 5,000 shares of common stock and 84,538 shares of common stock underlying options exercisable within 60 days from April 15, 2012.
(15)	Consists of 3,397 shares of common stock and 81,791 shares of common stock underlying options exercisable within 60 days from April 15, 2012.
(16)	Consists of 20,000 shares of common stock and 34,863 shares of common stock underlying options exercisable within 60 days from April 15, 2012.
(17)	Consists of 24,732 shares of common stock underlying options exercisable within 60 days from April 15, 2012.
(18)	Consists of 850 shares of common stock and 16,379 shares of common stock underlying options exercisable within 60 days from April 15, 2012.
(19)	Consists of 4,444 shares of common stock and 20,289 shares of common stock underlying options exercisable within 60 days from April 15, 2012.
(20)	Consists of 1,500 shares of common stock.
(21)	Consists of 4,709,281 shares of common stock, 4,000 shares of common stock issuable upon the exercise of warrants and 2,136,607 shares of common stock underlying options exercisable within 60 days from April 15, 2012.

In addition, as of April 15, 2012, the Zwanziger Family Trust, a trust for the benefit of Mr. Zwanziger’s children and the trustee of which is Mr. Zwanziger’s sister, and Mr. Underwood own, respectively, 11,078 shares and 4,229 shares of our Series B preferred stock. The shares of Series B preferred stock owned by the Zwanziger Family Trust and Mr. Underwood represent, both individually and in the aggregate, less than 1% of the outstanding shares of the Series B preferred stock. Mr. Zwanziger disclaims beneficial ownership of the Series B preferred stock owned by the Zwanziger Family Trust. We are not aware that any of our directors or executive officers beneficially owns any other shares of Series B preferred stock.

Equity Compensation Plan Information

The following table furnishes information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,975,450		$36.77	2,587,825	(3)
Equity compensation plans not approved by security holders	35,000	(4)	$35.60	—
Total	8,010,450		$36.76	2,587,825	(3)

(1)	This table excludes an aggregate of 1,435,481 shares issuable upon exercise of outstanding options assumed by the Company in connection with various acquisition transactions. The weighted average exercise price of the excluded acquired options is $37.24.
(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2011, 1,129,555 shares under the 2010 Stock Option and Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, performance share awards or other equity-based awards.

(3)	Includes 1,458,270 shares issuable under the Company’s 2001 Employee Stock Purchase Plan.
(4)	Represents shares issuable upon exercise of outstanding options issued as inducement grants in connection with our acquisition of Concateno, plc. These options have terms which are substantially the same as options granted under our 2001 Stock Option and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has determined that the following directors are independent under the rules of the New York Stock Exchange: Dr. Adashi, Ms. Goldberg, Mr. Khederian, Mr. Levy, Dr. Quelch, Mr. Roosevelt and Mr. Townsend. The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each composed solely of directors who satisfy the applicable independence requirements of the New York Stock Exchange’s listing standards for such committees.

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

Investments by the Zwanziger Family Trust

In November 2008, the Zwanziger Family Trust, a trust established for the benefit of the children of Ron Zwanziger, our Chairman, Chief Executive Officer and President, and the trustee of which is Mr. Zwanziger’s sister, purchased certain of our securities from third parties in market transactions. The purchase consisted of approximately $1.0 million of each of the following securities: our common stock, our Series B preferred stock, our 3% senior subordinated convertible notes, interests ($1.0 million face amount) in our first lien credit agreement and interests ($1.0 million face amount) in our second lien credit agreement. On June 30, 2011, we entered into a new credit facility and repaid in full all of our indebtedness arising under the first lien credit agreement and the second lien credit agreement, including all amounts owed to the Zwanziger Family Trust.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Our Audit Committee engaged PricewaterhouseCoopers LLP, or PwC, to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2011. Our Audit Committee has also engaged PwC to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2012.

We expect representatives of PwC to be present at our 2012 annual meeting of stockholders, that they will have the opportunity to make a statement at such meeting if they so desire, and that they will be available to respond to appropriate questions from stockholders.

Audit Fees

Aggregate audit fees billed (or reasonably expected to be billed) by PwC for 2011 were $3,973,309. Audit fees include fees billed for professional services rendered in connection with PwC’s integrated audit of our consolidated annual financial statements and internal control over financial reporting and review of our quarterly financial statements, and audit services normally provided by the principal independent registered public accounting firm in connection with other statutory or regulatory filings. Aggregate audit fees billed by PwC for 2010 were $3,263,158.

Audit-related Fees

Aggregate audit-related fees billed in 2011 and 2010 by PwC were $40,000 and $309,909, respectively. Audit-related fees consist primarily of fees billed for professional services rendered by the firm for accounting consultations and services related to business acquisitions and financings.

Tax Fees

Aggregate tax fees billed in 2011 for tax-related services performed by PwC were $1,609,528. Aggregate tax fees billed in 2010 for tax-related services performed by PwC were $981,821. Tax fees include fees billed for professional services rendered by PwC for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were billed by PwC for 2011 or 2010.

Pre-approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm other than permitted non-audit services estimated in good faith by the independent registered public accounting firm and management to entail fees payable of $25,000 or less on a project-by-project basis and which would also qualify for exemption from the pre-approval requirements of the Securities Exchange Act of 1934, as amended. No services were provided for 2011 or 2010 in reliance on this exemption. The authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present any services so pre-approved to the full Audit Committee at its next meeting

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

The financial statements listed below have been filed as part of the Original Report on the pages indicated:

2.	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements, or the notes thereto, included in the Original Report.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2010)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)

4.1	Indenture, dated May 14, 2007, between the Company and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)

4.2	Indenture dated as of May 12, 2009 between Inverness Medical Innovations, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)

4.3	First Supplemental Indenture dated as of May 12, 2009 to Indenture dated as of May 12, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)

4.4	Second Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of Matria of New York Inc.) dated as of June 9, 2009 among Matria of New York Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to Matria of New York Inc.’s Registration Statement on Form 8-A filed on June 9, 2009)

4.5	Third Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of GeneCare Medical Genetics Center, Inc. and Alere CDM LLC) dated as of August 4, 2009 among GeneCare Medical Genetics Center, Inc., as guarantor, Alere CDM LLC, as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to GeneCare Medical Genetics Center, Inc. and Alere CDM LLC’s Registration Statement on Form 8-A filed on August 4, 2009)

4.6	Fourth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of ZyCare, Inc.) dated as of September 22, 2009 among ZyCare, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to ZyCare, Inc.’s Registration Statement on Form 8-A filed on September 24, 2009)

4.7	Fifth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Free & Clear, Inc. and Tapestry Medical, Inc.) dated as of November 25, 2009 among Free & Clear, Inc., as guarantor, Tapestry Medical, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to Free & Clear, Inc. and Tapestry Medical, Inc.’s Registration Statement on Form 8-A, filed on November 25, 2009)

4.8	Sixth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of RMD Networks, Inc.) dated as of February 1, 2010 among RMD Networks, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 to RMD Networks, Inc.’s Registration Statement on Form 8-A, filed on February 1, 2010)

4.9	Seventh Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.) dated as of March 1, 2010 among Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.’s, Registration Statement on Form 8-A, filed on March 2, 2010)

Exhibit No.	Description

4.10	Eighth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc.) dated as of March 19, 2010 among Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.10 to Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc.’s Registration Statement on Form 8-A, filed on March 19, 2010)

4.11	Ninth Supplemental Indenture dated September 21, 2010 to Indenture date as of May 12, 2009 among Alere Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)

4.12	Tenth Supplemental Indenture to Indenture dated as of May 19, 2009 (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.13	Eleventh Supplemental Indenture to Indenture dated as of May 19, 2009 (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.14	Twelfth Supplemental Indenture to Indenture dated as of May 19, 2009 (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.15	Thirteenth Supplemental Indenture to Indenture dated as of May 19, 2009 (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.16	Indenture dated as of August 11, 2009 between Inverness Medical Innovations, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

4.17	First Supplemental Indenture dated as of August 11, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

4.18	Second Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantee of ZyCare, Inc.), dated as of September 22, 2009, among ZyCare, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009)

4.19	Fourth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of Free & Clear, Inc. and Tapestry Medical, Inc.), dated as of November 25, 2009, among Free & Clear, Inc., as guarantor, Tapestry Medical, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-4 filed on February 12, 2010 (File 333-164897))

4.20	Sixth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantee of RMD Networks, Inc.), dated as of February 1, 2010, among RMD Networks, Inc., as guarantor, the

Exhibit No.	Description

Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4 filed on February 12, 2010 (File 333-164897))

4.21	Eighth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.), dated as of March 1, 2010, among Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.18 to the Company’s Registration Statement on Form S-4/A filed on March 26, 2010 (File 333-164897))

4.22	Tenth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of New Binax, Inc., New Biosite Incorporated, Alere NewCo, Inc., and Alere NewCo II, Inc.), dated as of March 19, 2010, among New Binax, Inc., New Biosite Incorporated, Alere NewCo, Inc., and Alere NewCo II, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-4/A filed on March 26, 2010 (File 333-164897))

4.23	Twelfth Supplemental Indenture to Indenture dated as of August 11, 2009 (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.24	Thirteenth Supplemental Indenture to Indenture dated as of August 11, 2009 (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.25	Registration Rights Agreement dated September 21, 2010 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co., and Citigroup Global Markets, Inc., as Representative of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed on September 21, 2010)

+10.1	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed on March 12, 2007)

+10.2	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)

10.3	Option Agreement, dated as of May 17, 2007 among US CD LLC, SPD Swiss Precision Diagnostics GmbH, Inverness Medical Innovations, Inc., Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and Procter & Gamble RHD, Inc. (incorporated by reference to Exhibit 10.13 to Company’s Quarterly Report on Form 10-Q, for the period ended June 30, 2007)

‡10.4	Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)

‡10.5	Alere Inc. 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

‡10.6	Rules of Alere Inc. HM Revenue and Customs Approved Share Option Plan (2007), as amended (authorized for use under the Alere Inc. 2001 Stock Option and Incentive Plan and the Alere Inc. 2010 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

Exhibit No.	Description

‡10.7	Summary of Terms of Stock Option Agreements under Alere Inc. Stock Option Plans (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 10-K, as amended, for the year ended December 31, 2010)

‡10.8	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010)

‡10.9	Inverness Medical Innovations, Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)

10.10	Purchase Agreement dated September 15, 2010 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Citigroup Global Markets Inc., as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)

10.11	Credit Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

10.12	Guaranty and Security Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, and each Grantor party thereto and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

10.13	First Amendment to Credit Agreement dated as of July 27, 2011 among Alere Inc., as Borrower , the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.14	Second Amendment to Credit Agreement dated as of December 7, 2011 among Alere Inc., as Borrower , the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date December 7, 2011, filed on December 9, 2011)

**‡10.15	Consulting Agreement, dated August 30, 2009, between Inverness Medical Switzerland GmbH and Citros V.O.F.

**‡10.16	Management Consultancy Agreement, dated June 26, 2008, between Gesellschaft für Patientenhilfe DGP mbH and Leiter & Partner Unternehmensberater Partnerschaftsgesellschaft

**‡10.17	Amendment of the Contract on the Provision of Consulting, Lease and Other Services, dated April 21, 2011, between Gesellschaft für Patientenhilfe DGP mbH and Leiter & Cie. GmbH

*21.1	List of Subsidiaries of the Company as of February 24, 2012

*23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

*23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

**31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

**31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit No.	Description

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (b) our Consolidated Balance Sheets as of December 31, 2011 and 2010, (c) our Consolidated Statements of Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009, (d) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009 and (e) the Notes to such Consolidated Financial Statements.

*	Previously filed.
**	Filed herewith.
+	We have omitted portions of this exhibit which have been granted confidential treatment.
‡	Management contract or compensatory plan or arrangement, or amendment thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALERE INC.

Date: April 30, 2012	By:	/S/ RON ZWANZIGER
Ron Zwanziger
Chairman, Chief Executive Officer and President