Form 10-Q
period 2012-03-31
ALERE INC.
filed 2012-05-10
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of May 7, 2012 was 80,369,516.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2012

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these risk factors, and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Net product sales	$475,787	$407,243
Services revenue	192,434	167,552

Net product sales and services revenue	668,221	574,795
License and royalty revenue	2,908	7,669

Net revenue	671,129	582,464

Cost of net product sales	225,554	189,687
Cost of services revenue	90,860	84,716

Cost of net product sales and services revenue	316,414	274,403
Cost of license and royalty revenue	1,644	1,854

Cost of net revenue	318,058	276,257

Gross profit	353,071	306,207
Operating expenses:
Research and development	39,000	36,542
Sales and marketing	158,578	133,209
General and administrative	120,435	105,551

Total operating expenses	318,013	275,302

Operating income	35,058	30,905
Interest expense, including amortization of original issue discounts and deferred financing costs	(50,727)	(38,305)
Other income (expense), net	11,831	2,336

Loss before benefit for income taxes	(3,838)	(5,064)
Benefit for income taxes	(1,455)	(4,330)

Loss before equity earnings of unconsolidated entities, net of tax	(2,383)	(734)
Equity earnings of unconsolidated entities, net of tax	3,412	1,011

Net income	1,029	277
Less: Net income (loss) attributable to non-controlling interests	(185)	62

Net income attributable to Alere Inc. and Subsidiaries	1,214	215
Preferred stock dividends	(5,309)	(5,809)
Preferred stock repurchase	—	13,688

Net income (loss) available to common stockholders	$(4,095)	$8,094

Basic net income (loss) per common share attributable to Alere Inc. and Subsidiaries:	$(0.05)	$0.09

Diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries:	$(0.05)	$0.09

Weighted-average shares-basic	80,240	85,362

Weighted-average shares-diluted	80,240	86,953

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$1,029	$277

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	35,939	21,515
Unrealized gains (losses) on available for sale securities	431	(215)
Unrealized gains on hedging instruments	1,107	1,617
Minimum pension liability adjustment	(165)	(38)

Other comprehensive income, before tax	37,312	22,879
Income tax provision (benefit) related to items of other comprehensive income	(41)	619

Other comprehensive income, net of tax	37,353	22,260

Comprehensive income	38,382	22,537
Less: Comprehensive income (loss) attributable to non-controlling interests	(185)	62

Comprehensive income attributable to Alere Inc. and Subsidiaries	$38,567	$22,475

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$514,097	$299,173
Restricted cash	2,684	8,987
Marketable securities	1,092	1,086
Accounts receivable, net of allowances of $29,021 and $24,577 at March 31, 2012 and December 31, 2011, respectively	489,262	475,824
Inventories, net	309,921	320,269
Deferred tax assets	40,790	42,975
Receivable from joint venture, net	2,137	2,503
Prepaid expenses and other current assets	136,572	142,910

Total current assets	1,496,555	1,293,727
Property, plant and equipment, net	506,507	491,205
Goodwill	2,835,171	2,821,271
Other intangible assets with indefinite lives	72,434	69,546
Finite-lived intangible assets, net	1,756,233	1,785,925
Deferred financing costs, net, and other non-current assets	107,148	97,786
Receivable from joint venture, net of current portion	15,977	15,455
Investments in unconsolidated entities	85,392	85,138
Marketable securities	2,684	2,254
Deferred tax assets	11,180	10,394

Total assets	$6,889,281	$6,672,701

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$62,932	$61,092
Current portion of capital lease obligations	5,796	6,083
Short-term debt	—	6,240
Accounts payable	139,523	155,464
Accrued expenses and other current liabilities	397,449	395,573

Total current liabilities	605,700	624,452

Long-term liabilities:
Long-term debt, net of current portion	3,453,583	3,267,451
Capital lease obligations, net of current portion	11,726	12,629
Deferred tax liabilities	371,190	380,700
Other long-term liabilities	168,301	153,398

Total long-term liabilities	4,004,800	3,814,178

Commitments and contingencies (Note 16)
Redeemable non-controlling interest	2,448	2,497

Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at March 31, 2012 and December 31, 2011); Authorized: 2,300 shares; Issued: 2,065 shares at March 31, 2012 and December 31, 2011; Outstanding: 1,774 shares at March 31, 2012 and December 31, 2011	606,468	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 88,025 shares at March 31, 2012 and 87,647 shares at December 31, 2011; Outstanding: 80,346 shares at March 31, 2012 and 79,968 shares at December 31, 2011	88	88
Additional paid-in capital	3,331,039	3,324,710
Accumulated deficit	(1,485,577)	(1,486,791)
Treasury stock, at cost, 7,679 shares at March 31, 2012 and December 31, 2011	(184,971)	(184,971)
Accumulated other comprehensive income (loss)	7,083	(30,270)

Total stockholders’ equity	2,274,130	2,229,234
Non-controlling interests	2,203	2,340

Total equity	2,276,333	2,231,574

Total liabilities and equity	$6,889,281	$6,672,701

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,029	$277
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	5,278	3,603
Depreciation and amortization	107,402	94,975
Non-cash stock-based compensation expense	3,874	5,808
Impairment of inventory	5	294
Impairment of long-lived assets	134	230
Impairment of intangible assets	—	2,935
Loss on sale of fixed assets	566	479
Gain on sales of marketable securities	—	(333)
Equity earnings of unconsolidated entities, net of tax	(3,412)	(1,011)
Deferred income taxes	(13,752)	(13,238)
Other non-cash items	—	1,606
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(12,942)	(5,339)
Inventories, net	9,351	11,063
Prepaid expenses and other current assets	3,521	(24,473)
Accounts payable	(17,806)	(5,935)
Accrued expenses and other current liabilities	3,985	14,795
Other non-current liabilities	14,697	1,424

Net cash provided by operating activities	101,930	87,160

Cash Flows from Investing Activities:
Decrease in restricted cash	6,302	3
Purchases of property, plant and equipment	(30,385)	(28,944)
Proceeds from sale of property, plant and equipment	527	204
Proceeds from disposition of business	—	11,490
Cash paid for acquisitions, net of cash acquired	(38,008)	(94,899)
Cash received from equity method investment	6,066	—
Cash received (paid) for marketable securities	(2)	6,982
Increase in other assets	(8,554)	(12,102)

Net cash used in investing activities	(64,054)	(117,266)

Cash Flows from Financing Activities:
Cash paid for financing costs	(1,876)	(80)
Cash paid for contingent purchase price consideration	(48)	(13,222)
Proceeds from issuance of common stock, net of issuance costs	7,674	11,824
Repurchase of preferred stock	—	(49,380)
Proceeds from long-term debt	199,141	937
Payments on long-term debt	(16,911)	(3,600)
Net proceeds under revolving credit facilities	1,339	133
Payments on short-term debt	(6,240)	—
Repurchase of common stock	—	(618)
Cash paid for dividends	(5,323)	—
Excess tax benefits on exercised stock options	148	1,169
Principal payments on capital lease obligations	(1,720)	(653)
Other	—	(244)

Net cash provided by (used in) financing activities	176,184	(53,734)

Foreign exchange effect on cash and cash equivalents	864	1,200

Net increase (decrease) in cash and cash equivalents	214,924	(82,640)
Cash and cash equivalents, beginning of period	299,173	401,306

Cash and cash equivalents, end of period	$514,097	$318,666

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation of Financial Information

The accompanying consolidated financial statements of Alere Inc. are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair statement. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows. Our audited consolidated financial statements for the year ended December 31, 2011 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 29, 2012. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011.

Certain reclassifications of prior period amounts have been made to conform to current period presentation. These reclassifications had no effect on net income or equity.

Certain amounts presented may not recalculate directly, due to rounding.

(2) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2012, our cash equivalents consisted of money market funds.

(3) Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$97,263	$92,844
Work-in-process	68,847	72,939
Finished goods	143,811	154,486

	$309,921	$320,269

(4) Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of net revenue	$269	$350
Research and development	771	945
Sales and marketing	917	959
General and administrative	1,917	3,554

	3,874	5,808
Benefit for income taxes	(541)	(1,286)

	$3,333	$4,522

(5) Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income	$1,029	$277
Preferred stock dividends	(5,309)	(5,809)
Preferred stock repurchase	—	13,688
Less: Net income (loss) attributable to non-controlling interest	(185)	62

Net income (loss) available to common stockholders	$(4,095)	$8,094

Denominator:
Weighted-average common shares outstanding — basic	80,240	85,362
Effect of dilutive securities:
Stock options	—	1,348
Warrants	—	136
Potentially issuable shares of common stock associated with contingent consideration arrangements	—	107

Weighted-average common shares outstanding — diluted	80,240	86,953

Basic net income (loss) per common share attributable to Alere Inc. and Subsidiaries	$(0.05)	$0.09

Diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries	$(0.05)	$0.09

For the three months ended March 31, 2012 and 2011, anti-dilutive shares of 13,966 and 14,877, respectively, were excluded from the computations of diluted net income (loss) per common share.

(6) Preferred Stock

For the three months ended March 31, 2012 and 2011, Series B preferred stock dividends amounted to $5.3 million and $5.8 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net income (loss) per common share for each of the respective periods. As of April 16, 2012, payments have been made covering all dividend periods through March 31, 2012.

The Series B preferred stock dividends for the three months ended March 31, 2012 were paid in cash. The Series B preferred stock dividends for the three months ended March 31, 2011 were paid in additional shares of Series B preferred stock.

During the first quarter of 2011, we repurchased in the open market and privately-negotiated transactions 183,000 shares of our Series B preferred stock, which were convertible into approximately 1.1 million shares of our common stock, at a cost of approximately $49.4 million, which we paid in cash. The repurchase of the preferred stock at an average cost of $269.84 per preferred share, an amount less than the weighted average fair value of the preferred shares at issuance, resulted in the allocation of $13.7 million of income attributable to common shareholders.

(7) Stockholders’ Equity and Non-controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the three months ended March 31, 2012 and 2011 is provided below (in thousands):

	Three Months Ended March 31,
	2012			2011
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$2,229,234	$2,340	$2,231,574	$2,575,038	$2,688	$2,577,726
Issuance of common stock and warrants in connection with acquisitions	—	—	—	1,000	—	1,000
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	7,674	—	7,674	11,824	—	11,824
Repurchase of common stock	—	—	—	(618)	—	(618)
Repurchase of preferred stock	—	—	—	(49,380)	—	(49,380)
Preferred stock dividends	(5,323)	—	(5,323)	(33)	—	(33)
Stock-based compensation related to grants of common stock options	3,874	—	3,874	5,808	—	5,808
Excess tax benefits on exercised stock options	104	—	104	1,169	—	1,169
Net income (loss)	1,214	(137)	1,077	215	62	277
Total other comprehensive income	37,353	—	37,353	22,260	—	22,260

Equity, end of period	$2,274,130	$2,203	$2,276,333	$2,567,283	$2,750	$2,570,033

A summary of the changes in redeemable non-controlling interest recorded in the mezzanine section of the balance sheet for the three months ended March 31, 2012 is provided below. There was no redeemable non-controlling interest during the three months ended March 31, 2011 (in thousands):

Three Months Ended March 31, 2012
Redeemable non-controlling interest, beginning of period	$2,497
Net loss	(49)

Redeemable non-controlling interest, end of period	$2,448

(8) Business Combinations

Acquisitions are accounted for using the acquisition method and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. During the three months ended March 31, 2012 and 2011, we expensed acquisition-related costs of $1.5 million and $1.9 million, respectively, in general and administrative expense.

Our business acquisitions have historically been made at prices above the fair value of the acquired net assets, resulting in goodwill, based on our expectations of synergies by combining the businesses. These synergies include elimination of redundant facilities, functions and staffing; use of our existing commercial infrastructure to expand sales of the acquired businesses’ products; and use of the commercial infrastructure of the acquired businesses to cost-effectively expand product sales.

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

(a) Acquisitions in 2012

During the three months ended March 31, 2012, we acquired the following businesses for a preliminary aggregate purchase price of $32.8 million, which included cash payments totaling $31.8 million and a contingent consideration obligation with an aggregate acquisition date fair value of $1.0 million.

•	Reatrol Comercializacao De Produtos De Saude, LDA, subsequently renamed Alere Lda, located in Vila Nova de Gaia, Portugal, a distributor of products for drugs of abuse testing (Acquired January 2012)

•	Kullgren Holding AB, or Kullgren, located in Gensta, Sweden, a company that manufactures and distributes high quality intimacy and pharmaceutical products (Acquired February 2012)

•

Wellogic ME FZ-LLC, or Wellogic UAE, located in Dubai, United Arab Emirates, a company that provides development services to Alere Wellogic, LLC, which acquired the assets of Method Factory, Inc. (d/b/a Wellogic), or Wellogic, in December 2011 (Acquired February 2012)

•

certain assets, primarily including customer and patient lists, of AmMed Direct LLC, or AmMed, located near Nashville, Tennessee, a privately-owned mail-order provider of home-diabetes testing products and supplies (Acquired March 2012)

The operating results of Alere Lda and AmMed are included in our professional diagnostics reporting unit and business segment. The operating results of Wellogic UAE are included in our health management reporting unit and business segment. The operating results of Kullgren are included in our consumer diagnostics reporting unit and business segment.

Our consolidated statement of operations for the three months ended March 31, 2012 included revenue totaling approximately $1.4 million related to these businesses. Goodwill has been recognized in all of the acquisitions and amounted to approximately $10.2 million. Goodwill related to the acquisition of AmMed, which totaled $7.5 million, is deductible for tax purposes. The goodwill related to the remaining 2012 acquisitions is not expected to be deductible for tax purposes.

A summary of the preliminary fair values of the net assets acquired for the acquisitions consummated in 2012 is as follows (in thousands):

Current assets (1)	$2,112
Property, plant and equipment	1,610
Goodwill	10,185
Intangible assets	26,862

Total assets acquired	40,769

Current liabilities	1,671
Non-current liabilities	6,330

Total liabilities assumed	8,001

Net assets acquired	32,768
Less:
Contingent consideration	1,000

Cash paid	$31,768

(1)	Includes cash acquired of approximately $0.5 million.

The following are the intangible assets acquired and their respective fair values and weighted-average useful lives (dollars in thousands):

	Amount	Weighted- Average Useful Life
Core technology and patents	$8,403	21.0 years
Trademarks and trade names	530	2.0 years
Customer relationships	17,929	7.6 years

Total intangible assets	$26,862

(b) Acquisitions in 2011

During 2011, we acquired the following businesses for a preliminary aggregate purchase price of $787.3 million, which included cash payments totaling $603.7 million, 831,915 shares of our common stock with an acquisition date fair value of $16.2 million, a previously-held investment with a fair value totaling $113.2 million, contingent consideration obligations with an aggregate acquisition date fair value of $48.7 million and deferred purchase price consideration with an acquisition date fair value of $4.2 million.

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

•

Mahsan Diagnostika Vertriebsgesellschaft mbH, or Mahsan, located in Reinbek, Germany, a distributor of in vitro diagnostic drugs of abuse products primarily to the German marketplace (Acquired October 2011)

•

Avee Laboratories Inc. and related companies, which we refer to collectively as Avee, located in Tampa, Florida, a privately-owned provider of drug testing services in the field of pain management (Acquired October 2011)

•	Medical Automation Systems Inc., or MAS, located in Charlottesville, Virginia, a provider of network-based software solutions for point-of-care testing (Acquired October 2011)

•

Axis-Shield plc, or Axis-Shield, located in Dundee, Scotland, a U.K. publicly traded company focused on the development and manufacture of in vitro diagnostic tests for use in clinical laboratories and at the point of care (Acquired November 2011)

•

certain assets and properties of 1 Medical Distribution, Inc., or 1 Medical, located in Worthington, Ohio, a distributor that promotes, markets, distributes and sells drugs of abuse diagnostic products, including consumables, point-of-care diagnostic kits and related products and services (Acquired November 2011)

•	Arriva Medical LLC, or Arriva, located in Coral Springs, Florida, a privately-owned mail-order provider of home-diabetes testing products and supplies (Acquired November 2011)

•	Wellogic, headquartered in Waltham, Massachusetts, a provider of software solutions designed to connect the healthcare community (Acquired December 2011)

The operating results of BioNote, Bioeasy, 3DL, Colibri, LDS, Abatek, ROAR, Mahsan, Avee, MAS, Axis-Shield, 1 Medical and Arriva are included in our professional diagnostics reporting unit and business segment. The operating results of Pregnancy.org, Alere Connected Health, Standing Stone and Wellogic are included in our health management reporting unit and business segment.

Our consolidated statement of operations for the three months ended March 31, 2011 included revenue totaling approximately $3.0 million related to these businesses. Goodwill has been recognized in all of the acquisitions, with the exception of 1 Medical, and amounted to approximately $358.1 million. Goodwill related to the acquisitions of Pregnancy.org, 3DL, Abatek, LDS and Wellogic, which totaled $32.3 million, is expected to be deductible for tax purposes. The goodwill related to the remaining 2011 acquisitions is not expected to be deductible for tax purposes.

A summary of the preliminary fair values of the net assets acquired for the acquisitions consummated in 2011 is as follows (in thousands):

Current assets (1)	$135,635
Property, plant and equipment	68,473
Goodwill	358,106
Intangible assets	416,624
Other non-current assets	27,679

Total assets acquired	1,006,517

Current liabilities	89,208
Non-current liabilities	129,962

Total liabilities assumed	219,170

Net assets acquired	787,347
Less:
Fair value of previously-held equity investment	113,168
Contingent consideration	48,685
Fair value of common stock issued	16,183
Loan forgiveness	1,489
Deferred purchase price consideration	4,170

Cash paid	$603,652

(1)	Includes cash acquired of approximately $23.2 million.

The following are the intangible assets acquired and their respective fair values and weighted-average useful lives (dollars in thousands):

	Amount	Weighted- Average Useful Life
Core technology and patents	$76,659	10.1 years
Database	64	3.0 years
Trademarks and trade names	14,197	10.1 years
Customer relationships	243,725	12.3 years
Non-compete agreements	8,306	5.3 years
Software	7,400	10.9 years
Other	7,767	15.6 years
In-process research and development	58,506	N/A

Total intangible assets	$416,624

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

	Balance at December 31, 2011	Adjustments to the Reserve (1)	Amounts Paid	Balance at March 31, 2012	Exit Costs Since Inception

Acquisition of Matria Healthcare Inc.:
Severance-related costs	$68	$—	$—	$68	$13,664
Facility costs	395	(111)	(36)	248	4,674

Total costs for Matria Healthcare Inc.	463	(111)	(36)	316	18,338

Acquisition of Cholestech Corporation:
Severance-related costs	—	—	—	—	5,845
Facility costs	1,304	—	(55)	1,249	2,732

Total costs for Cholestech Corporation	1,304	—	(55)	1,249	8,577

Total costs for all plans	$1,767	$(111)	$(91)	$1,565	$26,915

(1)	These adjustments resulted in a change in the aggregate purchase price and related goodwill for each related acquisition.

Of the total $1.6 million liability outstanding as of March 31, 2012, $0.5 million is included in accrued expenses and other current liabilities and $1.1 million is included in other long-term liabilities.

Although we believe our plans and estimated exit costs for our acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.

(9) Restructuring Plans

The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
Statement of Operations Caption	2012	2011
Cost of net revenue	$964	$1,350
Research and development	624	18
Sales and marketing	827	1,012
General and administrative	3,113	3,819

Total operating expenses	5,528	6,199
Interest expense, including amortization of original issue discounts and deferred financing costs	60	49
Equity earnings of unconsolidated entities, net of tax	—	193

Total charges	$5,588	$6,441

(a) 2012 Restructuring Plans

In 2012, management developed cost reduction efforts within our professional diagnostics business segment, including the integration of our businesses in Brazil. Additionally, management developed new plans to continue our efforts to reduce costs within our health management business segment. The following table summarizes the restructuring activities related to our 2012 restructuring plans for the three months ended March 31, 2012 (in thousands):

	Professional Diagnostics	Health Management	Total
Severance-related costs - cash	$1,973	$797	$2,770
Inventory impairments - non-cash	—	5	5

Total charges	$1,973	$802	$2,775

We anticipate incurring approximately $0.5 million in additional costs under our 2012 restructuring plan related to our professional diagnostics business segment in Brazil and may develop additional plans over the remainder of 2012. As of March 31, 2012, $1.9 million in severance costs remain unpaid.

(b) 2011 Restructuring Plans

In 2011, management executed a company-wide cost reduction plan, which impacted our corporate and other business segment, as well as the health management and professional diagnostics business segments. Management also developed plans within our professional diagnostics business segment to consolidate operating activities among certain of our European and Asia Pacific subsidiaries, including transferring the manufacturing of our Panbio products from Australia to our Standard Diagnostics facility in South Korea. Additionally, within our health management business segment, management executed plans to further reduce costs and improve efficiencies, as well as cease operations at our GeneCare Medical Genetics Center, Inc., or GeneCare, facility in Chapel Hill, North Carolina, and transfer the majority of our Quality Assured Services, Inc. operation in Orlando, Florida to our facility in Livermore, California. The following table summarizes the restructuring activities related to our 2011 restructuring plans for the three months ended March 31, 2012 and 2011 and since inception (in thousands):

Professional Diagnostics

	Three Months Ended March 31,		Since
	2012	2011	Inception
Severance-related costs	$1,965	$1,037	$14,012
Facility and transition costs	649	—	1,010

Cash charges	2,614	1,037	15,022
Fixed asset and inventory impairments	134	524	793

Total charges	$2,748	$1,561	$15,815

Health Management

	Three Months Ended March 31,		Since
	2012	2011	Inception
Severance-related costs	$—	$1,247	$2,254
Facility and transition costs	(86)	—	6,255
Other exit costs	25	—	119

Cash charges	(61)	1,247	8,628
Fixed asset and inventory impairments	—	—	864
Intangible asset impairments	—	2,935	2,935
Other non-cash charges	—	—	761

Total charges	$(61)	$4,182	$13,188

Corporate and Other

	Three Months Ended March 31,		Since
	2012	2011	Inception
Severance-related costs	$17	$—	$1,210

Cash charges	17	—	1,210
Fixed asset and inventory impairments	—	—	3

Total charges	$17	$—	$1,213

We anticipate incurring approximately $2.6 million in additional costs under these plans related to our professional diagnostics business segment, primarily related to severance and facility exit costs, and may also incur impairment charges on assets as plans are finalized. We anticipate incurring approximately $1.0 million in additional costs under these plans related to our health management business segment, primarily related to facility lease obligations through 2014. As of March 31, 2012, $4.9 million in cash charges remain unpaid.

(c) 2010 and 2008 Restructuring Plans

In 2010, management developed several plans to reduce costs and improve efficiencies within our health management and professional diagnostics business segments. In May 2008, management decided to close our facility located in Bedford, England and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. Additionally in 2008, management developed and initiated plans to transition the businesses of Cholestech to our San Diego, California facility. The following table summarizes the restructuring activities related to these restructuring plans for the three months ended March 31, 2012 and 2011 and since inception (in thousands):

Professional Diagnostics

	Three Months Ended March 31,		Since
	2012	2011	Inception
Severance-related costs	$—	$35	$8,897
Facility and transition costs	74	382	8,386
Other exit costs	19	9	4,437

Cash charges	93	426	21,720
Fixed asset and inventory impairments	—	—	10,309

Total charges	$93	$426	$32,029

Health Management

	Three Months Ended March 31,		Since
	2012	2011	Inception
Severance-related costs	$—	$—	$4,647
Facility and transition costs	—	39	2,476
Other exit costs	16	40	304

Cash charges	16	79	7,427
Fixed asset and inventory impairments	—	—	165

Total charges	$16	$79	$7,592

We anticipate incurring an additional $1.7 million in facility lease obligation charges related to the Cholestech plan through 2017 and do not anticipate incurring significant additional charges under the other plans. As of March 31, 2012, $1.5 million in facility related costs remain unpaid.

In addition to the restructuring charges discussed above, certain charges associated with the Bedford facility closure were borne by SPD, our 50/50 joint venture with the Procter & Gamble Company, or P&G. Of the restructuring charges recorded by SPD, 50% has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statement of operations. The following table summarizes the 50% portion of the restructuring charges borne by SPD and included in equity earnings of unconsolidated entities, net of tax, for the three months ended March 31, 2011 and since inception (in thousands):

	Three Months Ended March 31, 2011	Since Inception
Severance-related costs	$11	$5,797
Facility and transition costs	110	5,396
Other exit costs	—	283

Cash charges	121	11,476
Fixed asset and inventory impairments	72	4,635

Total charges included in equity earnings of unconsolidated entities, net of tax	$193	$16,111

We do not anticipate incurring significant additional restructuring charges under this plan.

(e) Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $6.2 million is included in accrued expenses and other current liabilities and $2.0 million is included in other long-term liabilities on our consolidated balance sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2011	$3,380	$5,215	$593	$9,188
Cash charges	4,752	637	60	5,449
Payments	(4,355)	(2,038)	(72)	(6,465)
Currency adjustments	54	4	—	58

Balance, March 31, 2012	$3,831	$3,818	$581	$8,230

(10) Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	March 31, 2012	December 31, 2011
A term loans (1)	$909,375	$917,188
B term loans	920,375	922,688
Incremental B-1 term loans	249,375	250,000
Incremental B-2 term loans	198,004	—
3% Senior subordinated convertible notes	150,000	150,000
9% Senior subordinated notes	391,643	391,233
7.875% Senior notes	245,849	245,621
8.625% Senior subordinated notes	400,000	400,000
Lines-of-credit	19,271	19,603
Other	32,623	32,210

	3,516,515	3,328,543
Less: Current portion	(62,932)	(61,092)

	$3,453,583	$3,267,451

(1)	Includes “A” term loans and “Delayed-Draw” term loans under our secured credit facility.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our consolidated statements of operations for the three months ended March 31, 2012 and 2011, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Secured credit facility (1)	$22,851	$—
Former secured credit facility (2)	—	12,054
3% Senior subordinated convertible notes	1,246	1,246
9% Senior subordinated notes	10,354	9,730
7.875% Senior notes	5,758	5,365
8.625% Senior subordinated notes	9,274	8,908

	$49,483	$37,303

(1)	Includes “A” term loans, including the “Delayed-Draw” term loans; “B” term loans; “Incremental B-1” term loans; “Incremental B-2” term loans; and revolving line of credit loans. For three months ended March 31, 2012, amount includes $1.3 million related to the amortization of fees paid for certain debt modifications.

(2)	Includes loans under First Lien Credit Agreement and Second Lien Credit Agreement.

The following summarizes the material terms of our secured credit facility that have changed significantly since December 31, 2011. All other terms of our secured credit facility as described in our Annual Report on Form 10-K for the year ended December 31, 2011, but omitted below, have not changed since that date.

On March 28, 2012, we and certain of our subsidiaries entered into a third amendment to the credit agreement that governs our secured credit facility, or the credit agreement. The third amendment provides for an additional term loan facility consisting of “Incremental B-2” term loans in the aggregate principal amount of $200.0 million and thereby increases the total amount of the credit available to us under the secured credit facility to $2.55 billion in aggregate principal amount, consisting of term loans in the aggregate principal amount of $2.3 billion and, subject to our continued compliance with the credit agreement, a $250.0 million revolving line of credit; the revolving line of credit continues to include a sublimit for the issuance of letters of credit. On March 28, 2012, we borrowed the entire $200.0 million principal amount of the “Incremental B-2” term loans.

Under the terms of the third amendment, we must repay the principal amount of the “Incremental B-2” term loans in twenty consecutive quarterly installments, beginning on June 30, 2012 and continuing through March 31, 2017, in the amount of $0.5 million each, and a final installment on June 30, 2017 in the amount of $190.0 million; notwithstanding the foregoing, and subject to certain exceptions provided for in the credit agreement, in the event that any of our existing 3% senior subordinated convertible notes, 9% senior subordinated notes or 7.875% senior notes remain outstanding on the date that is six months prior to the relevant maturity date thereof, respectively, then the “Incremental B-2” term loans (as well as all other term loans and all revolving credit loans under the secured credit facility) shall instead mature in full on the relevant prior date. Otherwise, the terms and conditions, including the interest rates, that apply to the “Incremental B-2” term loans under the credit agreement are substantially the same as the terms and conditions, including the interest rates, that apply to the existing “B” term loans under the credit agreement.

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

(a) Interest Rate Risk

We used interest rate swap contracts in the management of our interest rate exposure related to our former secured credit facility. On June 30, 2011, we entered into a new secured credit facility and, in connection therewith, repaid in full all outstanding indebtedness under and terminated our former secured credit facility and related interest rate swaps.

(b) Foreign Currency Risk

In connection with our acquisition of Axis-Shield, we acquired a number of foreign currency forward contracts. The specific risk hedged in these contracts is the undiscounted foreign currency spot rate risk on forecasted foreign currency revenue. As of March 31, 2012 and December 31, 2011, the notional value of these contracts was approximately $3.5 million and CHF 3.2 million and $16.6 million and CHF 5.4 million, respectively. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and it is subsequently reclassified into net earnings in the period in which the hedged transaction affects net earnings or the forecasted transaction is no longer probable of occurring.

The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on/in our accompanying consolidated balance sheets and consolidated statements of operations (in thousands):

Derivative Instruments	Balance Sheet Caption	Fair Value at March 31, 2012	Fair Value at December 31, 2011
Foreign currency forward contracts	Prepaid expenses and other current assets	$641	$—

Foreign currency forward contracts	Accrued expenses and other current liabilities	$—	$447

Derivative Instruments	Location of Gain Recognized in Income	Amount of Gain Recognized During the Three Months Ended March 31, 2012	Amount of Gain Recognized During the Three Months Ended March 31, 2011
Foreign currency forward contracts	Other comprehensive income	$1,107	$—
Interest rate swap contracts	Other comprehensive income	—	1,617

Total gain	Other comprehensive income	$1,107	$1,617

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

Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets and liabilities include foreign exchange forward contracts and interest rate swap contracts.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the contingent consideration obligations related to our acquisitions is valued using Level 3 inputs.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	March 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$3,776	$3,776	$—	$—
Foreign exchange forward contracts (1)	641	—	641	—

Total assets	$4,417	$3,776	$641	$—

Liabilities:
Contingent consideration obligations (2)	$146,301	$—	$—	$146,301

Total liabilities	$146,301	$—	$—	$146,301

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$3,340	$3,340	$—	$—

Total assets	$3,340	$3,340	$—	$—

Liabilities: Foreign exchange forward contracts (1)	$447	$—	$447	$—
Contingent consideration obligations (2)	140,047	—	—	140,047

Total liabilities	$140,494	$—	$447	$140,047

(1)	The fair value of the foreign exchange forward contracts was measured using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates.

(2)	The fair value measurements for our contingent consideration obligations relate to acquisitions completed after January 1, 2009 and are valued using Level 3 inputs. We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations.

Changes in the fair value of our Level 3 contingent consideration obligations during the three months ended March 31, 2012 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2012	$140,047
Acquisition date fair value of contingent consideration obligations recorded	1,000
Foreign currency	277
Payments	(67)
Present value accretion	3,457
Adjustments, net (income) expense	1,587

Fair value of contingent consideration obligations, March 31, 2012	$146,301

At March 31, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt were $3.5 billion at March 31, 2012. The carrying amount and estimated fair value of our long-term debt were $3.3 billion at December 31, 2011. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future.

(13) Defined Benefit Pension Plan

Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Service cost	$—	$—
Interest cost	198	202
Expected return on plan assets	(152)	(155)
Amortization of prior service cost	104	106
Realized losses	—	—

Net periodic benefit cost	$150	$153

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Professional Diagnostics	Health Management	Consumer Diagnostics	Corporate and Other	Total
Three Months Ended March 31, 2012:
Net revenue	$518,357	$130,784	$21,988	$—	$671,129
Operating income (loss)	$70,179	$(19,356)	$365	$(16,130)	$35,058
Depreciation and amortization	$82,148	$23,774	$1,259	$221	$107,402
Restructuring charge	$4,794	$717	$—	$17	$5,528
Stock-based compensation	$—	$—	$—	$3,874	$3,874
Three Months Ended March 31, 2011:
Net revenue	$415,812	$143,063	$23,589	$—	$582,464
Operating income (loss)	$60,262	$(11,933)	$3,361	$(20,785)	$30,905
Depreciation and amortization	$65,249	$28,314	$1,259	$153	$94,975
Restructuring charge	$1,978	$4,221	$—	$—	$6,199
Stock-based compensation	$—	$—	$—	$5,808	$5,808
Assets:
As of March 31, 2012	$5,835,623	$613,419	$188,454	$251,785	$6,889,281
As of December 31, 2011	$5,826,756	$624,305	$199,422	$22,218	$6,672,701

The following tables summarize our net revenue from the professional diagnostics and health management reporting segments by groups of similar products and services for the three months ended March 31, 2012 and 2011 (in thousands):

Professional Diagnostics Segment

	Three Months Ended March 31,
	2012	2011
Cardiology	$138,826	$129,855
Infectious disease	151,016	140,426
Toxicology	121,740	85,504
Diabetes	28,161	—
Other	75,706	54,000

Net product sales and services revenue	515,449	409,785
License and royalty revenue	2,908	6,027

Professional diagnostics net revenue	$518,357	$415,812

Health Management Segment

	Three Months Ended March 31,
	2012	2011
Disease and case management	$53,380	$61,455
Wellness	27,026	29,805
Women’s & children’s health	29,771	28,575
Patient self-testing services	20,607	23,228

Health management net revenue	$130,784	$143,063

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

We had a net receivable from the joint venture of $2.1 million and $2.5 million as of March 31, 2012 and December 31, 2011, respectively. Included in the $2.1 million receivable balance as of March 31, 2012 is approximately $1.6 million of costs incurred in connection with our 2008 SPD-related restructuring plans. Included in the $2.5 million receivable balance as of December 31, 2011 is approximately $1.5 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $16.0 million and $15.5 million as of March 31, 2012 and December 31, 2011, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $10.7 million and $7.3 million as of March 31, 2012 and December 31, 2011, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $17.1 million and $16.3 million during the three months ended March 31, 2012 and 2011, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.3 million during each of the three-month periods ended March 31, 2012 and 2011. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.

Under the terms of our product supply agreement, the joint venture purchases products from our manufacturing facilities in the U.K. and China. The joint venture in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $6.7 million and $8.9 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively, and $19.1 million and $19.3 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, we received $6.1 million in cash from SPD as a return of capital.

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

(b) Acquisition-related Contingent Consideration Obligations

The following summarizes our principal contractual acquisition-related contingent consideration obligations as of March 31, 2012 that have changed significantly since December 31, 2011. Other acquisition-related contingent consideration obligations that were presented in our Annual Report on Form 10-K for the year ended December 31, 2011, but omitted below, represent those that have not changed significantly since that date.

•	AmMed

With respect to AmMed, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain operational targets within six months of the acquisition date. The maximum amount of the earn-out payment is $2.0 million.

(c) FDA Inspection and Office of Inspector General Subpoena

        In March 2012, the Food & Drug Administration, or FDA, began an inspection of our San Diego facility related to our Alere Triage products. During the inspection, the FDA expressed concern about the alignment between certain aspects of our labeling for the Alere Triage products and the quality control release method that had been in effect prior to the inspection. To our knowledge, the FDA has not yet closed the inspection and has not issued any inspectional observations on Form 483. We are continuing to engage in discussions with the FDA regarding the Alere Triage products and have adopted an interim revised release method which we have been shipping against since early April 2012, with plans to further tighten the release method by September 30, 2012. Although the discussions with the FDA are ongoing, we expect that resolution of the issues raised by the FDA will involve a recall of unexpired lots of Alere Triage products that do not satisfy the revised quality control release method set through such resolution. Based on customer order patterns, expected customer inventory levels and the passage of time between March 31, 2012 and the date of any potential recall, we do not believe that the quantity or value of products that were sold on or before March 31, 2012 that may ultimately be returned will be material and, accordingly, we do not believe that any such recall will have a material impact on our results of operations for the quarter ended March 31, 2012. However, because the quality control release methods that we will apply in the future have not been determined, at this time we are unable to determine the scope of any anticipated recall, including the type and number of products that may be returned. Similarly, we are unable to determine the impact on our ability to ship existing inventory of, and to continue to manufacture, Alere Triage products that satisfy such release methods. Consequently, we are also unable to determine whether the anticipated recall or the revised release methods will have a material impact on our revenues, results of operations, earnings, cash flows or financial condition.

Also, in May 2012, we received a subpoena from the Office of Inspector General of the Department of Health and Human Services. The subpoena seeks documents relating primarily to the quality control testing and performance characteristics of Alere Triage products. We are cooperating with the government and are in the process of responding to the subpoena.

We are unable to predict when these matters will be resolved, what action, if any, the government will take in connection with these matters or what impact, if any, these matters or ensuing proceedings, if any, will have on our financial condition, results of operations or cash flows.

(17) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position, results of operations, comprehensive income or cash flows upon adoption.

Recently Adopted Standards

Effective January 1, 2012, we adopted Accounting Standards Update, or ASU, No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing for Goodwill Impairment, or ASU 2011-08. ASU 2011-08 allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. This update does not change the current guidance for testing other indefinite-lived intangible assets for impairment. The adoption of this standard did not have an impact on our financial position, results of operations, comprehensive income or cash flows.

Effective January 1, 2012, we adopted ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, or ASU 2011-05. ASU 2011-05 (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. This update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. Effective January 1, 2012, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, or ASU 2011-12. As these accounting standards only require enhanced disclosure, the adoption of these standards did not impact our financial position, results of operations, comprehensive income or cash flows.

Effective January 1, 2012, we adopted ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04. ASU 2011-04 provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards.

(18) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

In May 2007, we completed the formation of SPD, our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form SPD, we ceased to consolidate the operating results of our consumer diagnostics business related to SPD. For the three months ended March 31, 2012 and 2011, we recorded earnings of $2.8 million and $0.4 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods.

(b) TechLab

In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic-associated diarrhea and parasitology. For the three months ended March 31, 2012 and 2011, we recorded earnings of $0.7 million and $0.5 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

Combined Condensed Results of Operations:

	Three Months Ended March 31,
	2012	2011
Net revenue	$52,525	$55,554

Gross profit	$35,179	$35,465

Net income after taxes	$6,993	$1,834

Combined Condensed Balance Sheets:

	March 31, 2012	December 31, 2011
Current assets	$72,019	$84,376
Non-current assets	40,930	37,659

Total assets	$112,949	$122,035

Current liabilities	$42,724	$49,453
Non-current liabilities	8,155	6,326

Total liabilities	$50,879	$55,779

(19) Guarantor Financial Information

Our 9% senior subordinated notes due 2016, our 7.875% senior notes due 2016, and our 8.625% senior subordinated notes due 2018 are guaranteed by certain of our consolidated wholly owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of March 31, 2012 and December 31, 2011, the related statements of operations, statements of comprehensive income and statements of cash flows for each of the three months ended March 31, 2012 and 2011, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$219,216	$289,800	$(33,229)	$475,787
Services revenue	—	146,133	46,301	—	192,434

Net product sales and services revenue	—	365,349	336,101	(33,229)	668,221
License and royalty revenue	—	4,229	2,621	(3,942)	2,908

Net revenue	—	369,578	338,722	(37,171)	671,129

Cost of net product sales	850	103,921	153,879	(33,096)	225,554
Cost of services revenue	—	77,703	13,157	—	90,860

Cost of net product sales and services revenue	850	181,624	167,036	(33,096)	316,414
Cost of license and royalty revenue	—	—	5,586	(3,942)	1,644

Cost of net revenue	850	181,624	172,622	(37,038)	318,058

Gross profit (loss)	(850)	187,954	166,100	(133)	353,071

Operating expenses:
Research and development	5,196	16,576	17,228	—	39,000
Sales and marketing	1,057	77,559	79,962	—	158,578
General and administrative	11,631	58,301	50,503	—	120,435

Total operating expenses	17,884	152,436	147,693	—	318,013

Operating income (loss)	(18,734)	35,518	18,407	(133)	35,058
Interest expense, including amortization of original issue discounts and deferred financing costs	(49,716)	(11,006)	(3,315)	13,310	(50,727)
Other income (expense), net	(8,074)	9,428	23,787	(13,310)	11,831

Income (loss) before provision (benefit) for income taxes	(76,524)	33,940	38,879	(133)	(3,838)
Provision (benefit) for income taxes	(26,998)	12,305	13,167	71	(1,455)

Income (loss) before equity earnings of unconsolidated entities, net of tax	(49,526)	21,635	25,712	(204)	(2,383)
Equity in earnings of subsidiaries, net of tax	49,895	(348)	—	(49,547)	—
Equity earnings of unconsolidated entities, net of tax	660	—	2,736	16	3,412

Net income (loss)	1,029	21,287	28,448	(49,735)	1,029
Less: Net income attributable to non-controlling interests	—	—	(185)	—	(185)

Net income (loss) attributable to Alere Inc. and Subsidiaries	1,029	21,287	28,633	(49,735)	1,214
Preferred stock dividends	(5,309)	—	—	—	(5,309)

Net income (loss) available to common stockholders	$(4,280)	$21,287	$28,633	$(49,735)	$(4,095)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$237,976	$199,970	$(30,703)	$407,243
Services revenue	—	151,525	16,027	—	167,552

Net product sales and services revenue	—	389,501	215,997	(30,703)	574,795
License and royalty revenue	—	2,474	6,633	(1,438)	7,669

Net revenue	—	391,975	222,630	(32,141)	582,464

Cost of net product sales	770	107,162	112,135	(30,380)	189,687
Cost of services revenue	—	78,535	6,181	—	84,716

Cost of net product sales and services revenue	770	185,697	118,316	(30,380)	274,403
Cost of license and royalty revenue	—	—	3,292	(1,438)	1,854

Cost of net revenue	770	185,697	121,608	(31,818)	276,257

Gross profit (loss)	(770)	206,278	101,022	(323)	306,207

Operating expenses:
Research and development	4,741	17,781	14,020	—	36,542
Sales and marketing	651	82,860	49,698	—	133,209
General and administrative	14,636	60,201	30,714	—	105,551

Total operating expenses	20,028	160,842	94,432	—	275,302

Operating income (loss)	(20,798)	45,436	6,590	(323)	30,905
Interest expense, including amortization of original issue discounts and deferred financing costs	(25,606)	(28,179)	(4,369)	19,849	(38,305)
Other income (expense), net	3,365	13,854	4,966	(19,849)	2,336

Income (loss) before provision (benefit) for income taxes	(43,039)	31,111	7,187	(323)	(5,064)
Provision (benefit) for income taxes	(20,795)	14,136	2,454	(125)	(4,330)

Income (loss) before equity earnings of unconsolidated entities, net of tax	(22,244)	16,975	4,733	(198)	(734)
Equity in earnings of subsidiaries, net of tax	22,053	—	—	(22,053)	—
Equity earnings of unconsolidated entities, net of tax	468	—	490	53	1,011

Net income (loss)	277	16,975	5,223	(22,198)	277
Less: Net income attributable to non-controlling interests	—	—	62	—	62

Net income (loss) attributable to Alere Inc. and Subsidiaries	277	16,975	5,161	(22,198)	215
Preferred stock dividends	(5,809)	—	—	—	(5,809)
Preferred stock repurchase	13,688	—	—	—	13,688

Net income (loss) available to common stockholders	$8,156	$16,975	$5,161	$(22,198)	$8,094

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$1,029	$21,287	$28,448	$(49,735)	$1,029

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	328	74	34,872	665	35,939
Unrealized gains on available for sale securities	430	1	—	—	431
Unrealized gains on hedging instruments	17	—	1,090	—	1,107
Minimum pension liability adjustment	—	—	(165)	—	(165)

Other comprehensive income, before tax	775	75	35,797	665	37,312
Income tax benefit related to items of other comprehensive income	—	—	(41)	—	(41)

Other comprehensive income, net of tax	775	75	35,838	665	37,353

Comprehensive income (loss)	1,804	21,362	64,286	(49,070)	38,382
Less: Comprehensive loss attributable to non-controlling interests	—	—	(185)	—	(185)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$1,804	$21,362	$64,471	$(49,070)	$38,567

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$277	$16,975	$5,223	$(22,198)	$277

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	608	137	17,237	3,533	21,515
Unrealized gains (losses) on available for sale securities	131	—	(346)	—	(215)
Unrealized gains on hedging instruments	1,617	—	—	—	1,617
Minimum pension liability adjustment	—	—	(38)	—	(38)

Other comprehensive income, before tax	2,356	137	16,853	3,533	22,879
Income tax provision (benefit) related to items of other comprehensive income	629	—	(10)	—	619

Other comprehensive income, net of tax	1,727	137	16,863	3,533	22,260

Comprehensive income (loss)	2,004	17,112	22,086	(18,665)	22,537
Less: Comprehensive income attributable to non-controlling interests	—	—	62	—	62

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$2,004	$17,112	$22,024	$(18,665)	$22,475

CONSOLIDATING BALANCE SHEET

March 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$243,062	$63,996	$207,039	$—	$514,097
Restricted cash	—	1,579	1,105	—	2,684
Marketable securities	—	775	317	—	1,092
Accounts receivable, net of allowances	—	203,267	285,995	—	489,262
Inventories, net	—	121,403	193,936	(5,418)	309,921
Deferred tax assets	9,907	22,797	6,192	1,894	40,790
Receivable from joint venture, net	—	1,894	243	—	2,137
Prepaid expenses and other current assets	(84,603)	141,143	80,032	—	136,572
Intercompany receivables	392,474	411,451	78,994	(882,919)	—

Total current assets	560,840	968,305	853,853	(886,443)	1,496,555
Property, plant and equipment, net	2,381	273,773	230,882	(529)	506,507
Goodwill	—	1,530,258	1,309,894	(4,981)	2,835,171
Other intangible assets with indefinite lives	—	7,100	65,334	—	72,434
Finite-lived intangible assets, net	26,488	970,494	759,251	—	1,756,233
Deferred financing costs, net and other non-current assets	91,655	5,797	9,696	—	107,148
Receivable from joint venture, net of current portion	—	—	15,977	—	15,977
Investments in subsidiaries	3,545,610	49,159	3,000	(3,597,769)	—
Investments in unconsolidated entities	32,459	—	52,933	—	85,392
Marketable securities	2,684	—	—	—	2,684
Deferred tax assets	—	—	11,180	—	11,180
Intercompany notes receivable	1,894,186	915,127	—	(2,809,313)	—

Total assets	$6,156,303	$4,720,013	$3,312,000	$(7,299,035)	$6,889,281

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,000	$595	$17,337	$—	$62,932
Current portion of capital lease obligations	—	1,409	4,387	—	5,796
Accounts payable	5,841	50,076	83,606	—	139,523
Accrued expenses and other current liabilities	(277,121)	481,300	193,270	—	397,449
Intercompany payables	444,483	116,147	322,283	(882,913)	—

Total current liabilities	218,203	649,527	620,883	(882,913)	605,700

Long-term liabilities:
Long-term debt, net of current portion	3,429,233	—	24,350	—	3,453,583
Capital lease obligations, net of current portion	—	1,814	9,912	—	11,726
Deferred tax liabilities	(30,241)	291,722	109,650	59	371,190
Other long-term liabilities	23,557	46,986	97,758	—	168,301
Intercompany notes payables	241,421	1,786,460	779,135	(2,807,016)	—

Total long-term liabilities	3,663,970	2,126,982	1,020,805	(2,806,957)	4,004,800

Redeemable non-controlling interest	—	—	2,448	—	2,448

Stockholders’ equity	2,274,130	1,943,504	1,665,661	(3,609,165)	2,274,130
Non-controlling interests	—	—	2,203	—	2,203

Total equity	2,274,130	1,943,504	1,667,864	(3,609,165)	2,276,333

Total liabilities and equity	$6,156,303	$4,720,013	$3,312,000	$(7,299,035)	$6,889,281

CONSOLIDATING BALANCE SHEET

December 31, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,451	$85,838	$200,884	$—	$299,173
Restricted cash	—	1,591	7,396	—	8,987
Marketable securities	—	770	316	—	1,086
Accounts receivable, net of allowances	—	199,547	276,277	—	475,824
Inventories, net	—	136,091	189,886	(5,708)	320,269
Deferred tax assets	10,912	22,813	7,266	1,984	42,975
Receivable from joint venture, net	—	2,301	202	—	2,503
Prepaid expenses and other current assets	(74,078)	138,329	78,659	—	142,910
Intercompany receivables	397,914	426,136	27,871	(851,921)	—

Total current assets	347,199	1,013,416	788,757	(855,645)	1,293,727
Property, plant and equipment, net	2,542	274,588	214,206	(131)	491,205
Goodwill	—	1,530,324	1,295,791	(4,844)	2,821,271
Other intangible assets with indefinite lives	—	7,100	62,446	—	69,546
Finite-lived intangible assets, net	28,685	1,011,852	745,388	—	1,785,925
Deferred financing costs, net, and other non-current assets	88,153	5,532	4,101	—	97,786
Receivable from joint venture, net of current portion	—	—	15,455	—	15,455
Investments in subsidiaries	3,586,625	32,512	3,005	(3,622,142)	—
Investments in unconsolidated entities	29,021	—	56,117	—	85,138
Marketable securities	2,254	—	—	—	2,254
Deferred tax assets	—	—	10,394	—	10,394
Intercompany notes receivable	1,934,366	(196,820)	—	(1,737,546)	—

Total assets	$6,018,845	$3,678,504	$3,195,660	$(6,220,308)	$6,672,701

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$43,000	$—	$18,092	$—	$61,092
Current portion of capital lease obligations	—	1,550	4,533	—	6,083
Short-term debt	6,240	—	—	—	6,240
Accounts payable	6,704	53,978	94,782	—	155,464
Accrued expenses and other current liabilities	(259,010)	455,366	199,217	—	395,573
Intercompany payables	429,644	104,257	318,018	(851,919)	—

Total current liabilities	226,578	615,151	634,642	(851,919)	624,452

Long-term liabilities:
Long-term debt, net of current portion	3,243,341	—	24,110	—	3,267,451
Capital lease obligations, net of current portion	—	2,175	10,454	—	12,629
Deferred tax liabilities	(25,936)	303,837	102,730	69	380,700
Other long-term liabilities	24,407	47,135	81,856	—	153,398
Intercompany notes payables	321,221	658,573	754,650	(1,734,444)	—

Total long-term liabilities	3,563,033	1,011,720	973,800	(1,734,375)	3,814,178

Redeemable non-controlling interest	—	—	2,497	—	2,497

Stockholders’ equity	2,229,234	2,051,633	1,582,381	(3,634,014)	2,229,234
Non-controlling interests	—	—	2,340	—	2,340

Total equity	2,229,234	2,051,633	1,584,721	(3,634,014)	2,231,574

Total liabilities and equity	$6,018,845	$3,678,504	$3,195,660	$(6,220,308)	$6,672,701

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$1,029	$21,287	$28,448	$(49,735)	$1,029
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(49,895)	348	—	49,547	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	5,219	59	—	—	5,278
Depreciation and amortization	2,074	57,303	48,086	(61)	107,402
Non-cash stock-based compensation expense	1,007	1,377	1,490	—	3,874
Impairment of inventory	—	5	—	—	5
Impairment of long-lived assets	—	134	—	—	134
Loss on sale of fixed assets	—	508	58	—	566
Equity earnings of unconsolidated entities, net of tax	(660)	—	(2,736)	(16)	(3,412)
Deferred income taxes	(11,105)	(614)	(2,033)	—	(13,752)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(3,721)	(9,221)	—	(12,942)
Inventories, net	—	13,288	(3,672)	(265)	9,351
Prepaid expenses and other current assets	10,526	(2,813)	(4,192)	—	3,521
Accounts payable	(863)	(3,474)	(13,469)	—	(17,806)
Accrued expenses and other current liabilities	(14,901)	27,920	(9,034)	—	3,985
Other non-current liabilities	4,309	(9,400)	19,717	71	14,697
Intercompany payable (receivable)	131,413	(109,319)	(22,094)	—	—

Net cash provided by (used in) operating activities	78,153	(7,112)	31,348	(459)	101,930

Cash Flows from Investing Activities:
Decrease in restricted cash	—	—	6,302	—	6,302
Purchases of property, plant and equipment	(4)	(14,608)	(16,232)	459	(30,385)
Proceeds from sale of property, plant and equipment	—	201	326	—	527
Cash paid for acquisitions, net of cash acquired	(22,500)	—	(15,508)	—	(38,008)
Cash received from equity method investment	—	—	6,066	—	6,066
Cash received (paid) for marketable securities	—	(5)	3	—	(2)
Increase in other assets	(6,144)	(532)	(1,878)	—	(8,554)

Net cash provided by (used in) investing activities	(28,648)	(14,944)	(20,921)	459	(64,054)

Cash Flows from Financing Activities:
Cash paid for financing costs	(1,876)	—	—	—	(1,876)
Cash paid for contingent purchase price consideration	(48)	—	—	—	(48)
Proceeds from issuance of common stock, net of issuance costs	7,674	—	—	—	7,674
Proceeds from long-term debt	198,000	951	190	—	199,141
Payments on long-term debt	(10,750)	(356)	(5,805)	—	(16,911)
Net proceeds under revolving credit facilities	—	—	1,339	—	1,339
Payments on short-term debt	(6,240)	—	—	—	(6,240)
Cash paid for dividends	(5,323)	—	—	—	(5,323)
Excess tax benefits on exercised stock options	98	48	2	—	148
Principal payments on capital lease obligations	—	(502)	(1,218)	—	(1,720)

Net cash provided by (used in) financing activities	181,535	141	(5,492)	—	176,184

Foreign exchange effect on cash and cash equivalents	(429)	73	1,220	—	864

Net increase (decrease) in cash and cash equivalents	230,611	(21,842)	6,155	—	214,924
Cash and cash equivalents, beginning of period	12,451	85,838	200,884	—	299,173

Cash and cash equivalents, end of period	$243,062	$63,996	$207,039	$—	$514,097

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$277	$16,975	$5,223	$(22,198)	$277
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(22,053)	—	—	22,053	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	1,747	1,718	138	—	3,603
Depreciation and amortization	873	65,666	28,635	(199)	94,975
Non-cash stock-based compensation expense	1,713	2,147	1,948	—	5,808
Impairment of inventory	—	—	294	—	294
Impairment of long-lived assets	—	—	230	—	230
Impairment of intangible assets	—	2,935	—	—	2,935
Loss on sale of fixed assets	—	304	175	—	479
Gain on sales of marketable securities	—	—	(333)	—	(333)
Equity earnings of unconsolidated entities, net of tax	(468)	—	(490)	(53)	(1,011)
Deferred income taxes	19,469	(22,801)	(9,906)	—	(13,238)
Other non-cash items	1,748	(335)	193	—	1,606
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(2,045)	(3,294)	—	(5,339)
Inventories, net	—	12,150	(1,381)	294	11,063
Prepaid expenses and other current assets	(5,180)	(6,541)	(12,752)	—	(24,473)
Accounts payable	295	(1,372)	(4,858)	—	(5,935)
Accrued expenses and other current liabilities	(22,755)	41,218	(3,544)	(124)	14,795
Other non-current liabilities	(17)	212	1,229	—	1,424
Intercompany payable (receivable)	63,737	(104,146)	40,409	—	—

Net cash provided by (used in) operating activities	39,386	6,085	41,916	(227)	87,160

Cash Flows from Investing Activities:
Decrease in restricted cash	—	—	3	—	3
Purchases of property, plant and equipment	(19)	(15,440)	(13,657)	172	(28,944)
Proceeds from sale of property, plant and equipment	—	83	121	—	204
Proceeds from disposition of business	—	—	11,490	—	11,490
Cash paid for acquisitions, net of cash acquired	(34,103)	(3,153)	(57,643)	—	(94,899)
Cash received for marketable securities	—	—	6,982	—	6,982
Increase in other assets	(3,958)	(6,360)	(1,784)	—	(12,102)

Net cash provided by (used in) investing activities	(38,080)	(24,870)	(54,488)	172	(117,266)

Cash Flows from Financing Activities:
Cash paid for financing costs	(68)	(12)	—	—	(80)
Cash paid for contingent purchase price consideration	(12,975)	(247)	—	—	(13,222)
Proceeds from issuance of common stock, net of issuance costs	11,824	—	—	—	11,824
Repurchase of preferred stock	(49,380)	—	—	—	(49,380)
Proceeds from long-term debt	—	937	—	—	937
Payments on long-term debt	—	(2,856)	(744)	—	(3,600)
Net proceeds under revolving credit facilities	—	—	133	—	133
Repurchase of common stock	(618)	—	—	—	(618)
Excess tax benefits on exercised stock options	872	198	99	—	1,169
Principal payments on capital lease obligations	—	(461)	(192)	—	(653)
Other	(34)	—	(210)	—	(244)

Net cash used in financing activities	(50,379)	(2,441)	(914)	—	(53,734)

Foreign exchange effect on cash and cash equivalents	—	223	922	55	1,200

Net decrease in cash and cash equivalents	(49,073)	(21,003)	(12,564)	—	(82,640)
Cash and cash equivalents, beginning of period	101,666	116,112	183,528	—	401,306

Cash and cash equivalents, end of period	$52,593	$95,109	$170,964	$—	$318,666

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements in this item include, without limitation, statements regarding anticipated expansion and growth in certain of our product and service offerings, the impact of our research and development activities, potential new product and technology achievements, the potential for selective acquisitions, including acquisitions of health management businesses outside the United States, our ability to improve our working capital and operating margins, our expectations with respect to Apollo, our integrated health management technology platform, our ability to improve care and lower healthcare costs for both providers and patients, our predictions regarding any product recall, the scope of any recall, the impact of changes to our quality control release methods, the financial consequences of any recall or our revised and future quality control release methods, our predictions regarding our ability to meet customer demand, and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

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

As a global, leading supplier of near-patient monitoring tools, as well as value-added healthcare services, we are well positioned to improve care and lower healthcare costs for both providers and patients. Our home coagulation monitoring business, which supports doctors’ and patients’ efforts to monitor warfarin therapy using our INRatio blood coagulation monitoring system, continues to represent an early example of this. We have also continued to introduce our integrated health management technology platform, called Apollo, to our customers since its launch on January 1, 2010. Using a sophisticated data engine for acquiring and analyzing information, combined with a state of the art touch engine for communicating with individuals and their health partners, we expect Apollo to benefit healthcare providers, health insurers and patients alike by enabling more efficient and effective health management programs.

We have continued to grow through strategic acquisitions. With our November 2011 acquisitions of Axis-Shield plc, or Axis-Shield, and Arriva Medical, LLC, or Arriva, we have entered the diabetes diagnostics market, and we expect our presence in this field to grow. We also continued to expand our toxicology business, particularly in the growing market for pain management and medication monitoring services. We have also acquired software solutions that will further our efforts to connect healthcare providers with point of care and other patient data.

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

Recent Developments

        In March 2012, the Food & Drug Administration, or FDA, began an inspection of our San Diego facility related to our Alere Triage products. During the inspection, the FDA expressed concern about the alignment between certain aspects of our labeling for the Alere Triage products and the quality control release method that had been in effect prior to the inspection. To our knowledge, the FDA has not yet closed the inspection and has not issued any inspectional observations on Form 483. We are continuing to engage in discussions with the FDA regarding the Alere Triage products and have adopted an interim revised release method which we have been shipping against since early April 2012, with plans to further tighten the release method by September 30, 2012. Although the discussions with the FDA are ongoing, we expect that resolution of the issues raised by the FDA will involve a recall of unexpired lots of Alere Triage products that do not satisfy the revised quality control release method set through such resolution. Based on customer order patterns, expected customer inventory levels and the passage of time between March 31, 2012 and the date of any potential recall, we do not believe that the quantity or value of products that were sold on or before March 31, 2012 that may ultimately be returned will be material and, accordingly, we do not believe that any such recall will have a material impact on our results of operations for the quarter ended March 31, 2012. However, because the quality control release methods that we will apply in the future have not been determined, at this time we are unable to determine the scope of any anticipated recall, including the type and number of products that may be returned. Similarly, we are unable to determine the impact on our ability to ship existing inventory of, and to continue to manufacture, Alere Triage products that satisfy such release methods. Consequently, we are also unable to determine whether the anticipated recall or the revised release methods will have a material impact on our revenues, results of operations, earnings, cash flows or financial condition.

Despite these uncertainties, we expect that the modifications necessary to meet any interim and final release methods will lead to increased manufacturing costs for these products. We also anticipate that our ability to supply certain Alere Triage meter-based products may be limited, which may adversely affect revenues from sales of these products. For the first quarter of 2012, revenues from Triage cardiology and toxicology products sold in the U.S. totaled approximately $69.0 million. Of this amount, approximately $18.0 million related to BNP products that run on the Beckman Coulter automated platforms and which are not impacted by this matter. Of the remainder, approximately $31.0 million related to BNP, D-dimer and Toxicology tests, and approximately $20.0 million related to our cardiology panel tests. The interim and final release methods are expected to adversely impact our ability to supply the market with our cardiology panel tests and may also impact our BNP, D-dimer and Toxicology tests. At this time, we are unable to predict the scope or duration of any product shortages that we may encounter. We anticipate that any effort to substantially increase production to satisfy customer demand in the short term will lead to increased manufacturing costs. Our discussions with the FDA are ongoing and actual future results may be different than our current expectations, as summarized above.

Also, in May 2012, we received a subpoena from the Office of Inspector General of the Department of Health and Human Services. The subpoena seeks documents relating primarily to the quality control testing and performance characteristics of Alere Triage products. We are cooperating with the government and are in the process of responding to the subpoena.

We are unable to predict when these matters will be resolved, what action, if any, the government will take in connection with these matters or what impact, if any, these matters or ensuing proceedings, if any, will have on our financial condition, results of operations or cash flows.

Financial Highlights

•	Net revenue increased by $88.7 million, or 15%, to $671.1 million for the three months ended March 31, 2012, from $582.5 million for the three months ended March 31, 2011.

•	Gross profit increased by $46.9 million, or 15%, to $353.1 million for the three months ended March 31, 2012, from $306.2 million for the three months ended March 31, 2011.

•

For the three months ended March 31, 2012, we generated a net loss available to common stockholders of $4.1 million, or $(0.05) per basic common share. For the three months ended March 31, 2011, we generated net income available to common stockholders of $8.1 million, or $0.09 per basic and diluted common share.

Results of Operations

Results excluding the impact of currency translation are calculated on the basis of local currency results, using foreign currency exchange rates applicable to the earlier comparative period. We believe presenting information using the same foreign currency exchange rates helps investors isolate the impact of changes in those rates from other trends. Our results of operations were as follows:

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue increased by $93.4 million, or 16%, to $668.2 million for the three months ended March 31, 2012, from $574.8 million for the three months ended March 31, 2011. Excluding the impact of currency translation, net product sales and services revenue for the three months ended March 31, 2012 increased by $96.8 million, or 17%, compared to the three months ended March 31, 2011. Net product sales and services revenue by business segment for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,		%
	2012	2011	Change
Professional diagnostics	$515,449	$409,785	26%
Health management	130,784	143,063	(9)%
Consumer diagnostics	21,988	21,947	—%

Net product sales and services revenue	$668,221	$574,795	16%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,		%
	2012	2011	Change
Cardiology	$138,826	$129,855	7%
Infectious disease	151,016	140,426	8%
Toxicology	121,740	85,504	42%
Diabetes	28,161	—	N/A
Other	75,706	54,000	40%

Professional diagnostics net product sales and services revenue	$515,449	$409,785	26%

Net product sales and services revenue from our professional diagnostics business segment increased by $105.7 million, or 26%, to $515.4 million for the three months ended March 31, 2012, from $409.8 million for the three months ended March 31, 2011. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $109.4 million, or 27%, comparing the three months ended March 31, 2012 to the three months ended March 31, 2011. Revenue increased primarily as a result of acquisitions, which contributed an aggregate of $95.6 million of such increase. New product sales continued to increase, achieving $13.7 million in the first quarter of 2012, with particular traction in Europe and Asia. We expect this trend to continue and anticipate that, as our new platforms achieve increased medical adoption, their underlying consumable sales will drive an expanding organic growth rate. Partially offsetting these increases in net product sales and services revenue, was a decrease in our North American flu-related net product sales during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Net product sales from our North American flu-related sales decreased approximately $12.9 million, from $19.5 million during the three months ended March 31 2011 to $6.6 million during the three months ended March 31, 2012, as a result of lower than normal flu levels observed in 2012 than the more typical flu levels observed in 2011. Excluding the impact of acquisitions and the decrease in flu-related sales during the comparable periods, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately $27.1 million, or 6.9%.

Health Management

The following table summarizes our net product sales and services revenue from our health management business segment by groups of similar products and services for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,		%
	2012	2011	Change
Disease and case management	$53,380	$61,455	(13)%
Wellness	27,026	29,805	(9)%
Women’s and children’s health	29,771	28,575	4%
Patient self-testing services	20,607	23,228	(11)%

Health management net product sales and services revenue	$130,784	$143,063	(9)%

Our health management net product sales and services revenue decreased by $12.3 million, or 9%, to $130.8 million for the three months ended March 31, 2012, from $143.1 million for the three months ended March 31, 2011. Net product sales and services revenue in our health management segment was adversely impacted by the increasingly competitive environment, including pricing pressures, the impact of health plans in-sourcing less differentiated services, such as disease and case management, and state budget pressures.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment remained flat, comparing the three months ended March 31, 2012 to the three months ended March 31, 2011. Net product sales by our 50/50 joint venture with P&G, or SPD, were $46.2 million during the three months ended March 31, 2012, as compared to $49.8 million during the three months ended March 31, 2011.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by approximately $4.8 million, or 62%, to $2.9 million for the three months ended March 31, 2012, from $7.7 million for the three months ended March 31, 2011. The decrease in royalty revenue was largely driven by an amendment to our license agreement with Quidel during 2011 whereby the license agreement was converted to a fully paid-up license. As a result of the amendment, we did not record royalty revenue from Quidel during the three months ended March 31, 2012 and do not anticipate recording royalty revenue from Quidel in the future. The remaining decrease was a result of lower royalties earned on existing license agreements during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Gross Profit and Margin. Gross profit increased by $46.9 million, or 15%, to $353.1 million for the three months ended March 31, 2012, from $306.2 million for the three months ended March 31, 2011. The increase in gross profit during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was largely attributed to the increase in net product sales and services revenue resulting from acquisitions and organic growth from our professional diagnostics business segment.

Cost of net revenue included amortization expense of $20.4 million and $17.0 million for the three months ended March 31, 2012 and 2011, respectively. Amortization expense of $20.4 million for the three months ended March 31, 2012, includes $4.7 million of amortization relating to the write-up of inventory to fair value in connection with the acquisition of Axis-Shield.

Overall gross margin for both the three months ended March 31, 2012 and 2011 was 53%.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue increased by $51.4 million, or 17%, to $351.8 million for the three months ended March 31, 2012, from $300.4 million for the three months ended March 31, 2011. Gross profit from net product sales and services revenue by business segment for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,		%
	2012	2011	Change
Professional diagnostics	$290,909	$228,122	28%
Health management	57,369	67,734	(15)%
Consumer diagnostics	3,529	4,536	(22)%

Gross profit from net product sales and services revenue	$351,807	$300,392	17%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue increased by $62.8 million, or 28%, to $290.9 million for the three months ended March 31, 2012, compared to $228.1 million for the three months ended March 31, 2011, principally as a result of gross profit earned on revenue from acquired businesses and organic growth, as discussed above. Gross profit was negatively impacted comparing the three months ended March 31, 2012 to the three months ended March 31, 2011, as a result of a decrease in our North American flu sales, as discussed above.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for both the three months ended March 31, 2012 and 2011 was 56%.

Health Management

Gross profit from our health management net product sales and services revenue decreased by $10.4 million, or 15%, to $57.4 million for the three months ended March 31, 2012, compared to $67.7 million for the three months ended March 31, 2011, primarily as a result of the increasingly competitive environment, including pricing pressures, and other adverse factors on our health management net product sales and services revenues, as discussed above.

As a percentage of our health management net product sales and services revenue, gross margin for the three months ended March 31, 2012 and 2011 was 44% and 47%, respectively. The lower margin percentage earned during 2012 is primarily a result of the increasingly competitive environment, including pricing pressures, and other adverse factors on our health management net product sales and services revenues, as discussed above.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue decreased by $1.0 million, or 22%, to $3.5 million for the three months ended March 31, 2012, compared to $4.5 million for the three months ended March 31, 2011. The decrease in gross margin was primarily the result of a one-time cost of goods sold adjustment totaling approximately $0.7 million related to our manufacturing agreement with SPD recorded during the three months ended March 31, 2012.

As a percentage of net product sales and services revenue, gross margin for the three months ended March 31, 2012 and 2011 was 16% and 21%, respectively.

Research and Development Expense. Research and development expense increased by $2.5 million, or 7%, to $39.0 million for the three months ended March 31, 2012, from $36.5 million for the three months ended March 31, 2011. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $0.6 million and $18,000 were included in research and development expense for the three months ended March 31, 2012 and 2011, respectively. Amortization expense of $2.7 million and $2.3 million was included in research and development expense for the three months ended March 31, 2012 and 2011, respectively.

Research and development expense as a percentage of net revenue was 6% for each of the three months ended March 31, 2012 and 2011.

Sales and Marketing Expense. Sales and marketing expense increased by $25.4 million, or 19%, to $158.6 million for the three months ended March 31, 2012, from $133.2 million for the three months ended March 31, 2011. The increase in sales and marketing expense primarily relates to additional spending related to newly-acquired businesses. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $0.8 million and $1.0 million were included in sales and marketing expense for the three months ended March 31, 2012 and 2011, respectively. Amortization expense of $57.8 million and $52.2 million was included in sales and marketing expense for the three months ended March 31, 2012 and 2011, respectively.

Sales and marketing expense as a percentage of net revenue was 24% and 23% for the three months ended March 31, 2012 and 2011, respectively.

General and Administrative Expense. General and administrative expense increased by approximately $14.9 million, or 14%, to $120.4 million for the three months ended March 31, 2012, from $105.6 million for the three months ended March 31, 2011. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. During the three months ended March 31, 2012 and 2011, we recorded $5.0 million of expense and $1.4 million of expense, respectively, in connection with fair value adjustments to acquisition-related contingent consideration obligations. Acquisition-related costs of $1.5 million and $1.9 million were included in general and administrative expense for the three months ended March 31, 2012 and 2011, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $3.1 million and $3.8 million were included in general and administrative expense for the three months ended March 31, 2012 and 2011, respectively. Amortization expense of $2.0 million and $4.7 million was included in general and administrative expense for the three months ended March 31, 2012 and 2011, respectively.

General and administrative expense as a percentage of net revenue was 18% for each of the three months ended March 31, 2012 and 2011.

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense increased by $12.4 million, or 32%, to $50.7 million for the three months ended March 31, 2012, from $38.3 million for the three months ended March 31, 2011. The increase is principally due to higher interest expense recorded in connection with higher outstanding debt balances and applicable interests rates during the first quarter of 2012 under our secured credit facility, compared to the outstanding debt balances and applicable interest rates under our previous secured credit facility during the first quarter of 2011.

Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011	Change
Interest income	$562	$473	$89
Foreign exchange gains (losses), net	(774)	(3,143)	2,369
Other	12,043	5,006	7,037

Total other income (expense), net	$11,831	$2,336	$9,495

Foreign exchange gains (losses), net for the three months ended March 31, 2011 include a $1.9 million realized foreign currency loss associated with the settlement of an acquisition-related contingent consideration obligation. Other income of $12.0 million for the three months ended March 31, 2012 includes a $13.5 million final royalty termination payment received from Quidel. Other income of $5.0 million for the three months ended March 31, 2011 includes $3.0 million of prior period royalty income and a $1.8 million reversal of a prior period legal settlement reserve no longer deemed necessary.

Benefit for Income Taxes. The benefit for income taxes decreased by $2.9 million to a $1.5 million benefit for the three months ended March 31, 2012 from a $4.3 million benefit for the three months ended March 31, 2011. The effective tax rate was 38% for the three months ended March 31, 2012 compared to 86% for the three months ended March 31, 2011. The income tax benefit for the three months ended March 31, 2012 and 2011 relates to federal, foreign and state income tax provisions (benefits). The effective income tax rate and benefit for income taxes decrease is primarily due to the expiration of the federal research and development tax credit during 2011. In addition, during the three months ended March 31, 2011, there was a discrete benefit for the reversal of certain capital loss valuation allowances and a favorable impact of a tax rate reduction for one of our German subsidiaries.

Equity Earnings in Unconsolidated Entities, Net of Tax. Equity earnings in unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings in unconsolidated entities, net of tax for the three months ended March 31, 2012 reflects the following: (i) our 50% interest in SPD in the amount of $2.8 million, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $(0.1) million and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.7 million. Equity earnings in unconsolidated entities, net of tax for the three months ended March 31, 2011 reflects the following: (i) our 50% interest in SPD in the amount of $0.4 million, (ii) our 40% interest in Vedalab in the amount of $0.1 million and (iii) our 49% interest in TechLab in the amount of $0.5 million.

Net Income (Loss) Available to Common Stockholders. For the three months ended March 31, 2012, we generated a net loss available to common stockholders of $4.1 million, or $0.05 per basic common share. For the three months ended March 31, 2011, we generated net income available to common stockholders of $8.1 million, or $0.09 per basic and diluted common share. Net income available to common stockholders reflects $5.3 million and $5.8 million of preferred stock dividends paid during the three months ended March 31, 2012 and 2011, respectively, and $13.7 million of income associated with the repurchase of preferred stock during the three months ended March 31, 2011. See Note 5 of the accompanying consolidated financial statements for the calculation of net income (loss) per common share.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we currently expect to fund our short- and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. As of March 31, 2012, we have $514.1 million of cash and cash equivalents, of which $312.2 million was held by domestic subsidiaries and $201.9 million was held by foreign entities. Repatriation of cash held by foreign entities could be subject to adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities.

We may also utilize our secured credit facility (See Note 10) or other new sources of financing to fund a portion of our capital needs and other commitments, including our contractual contingent consideration obligations and future acquisitions. As of March 31, 2012, we did not have any borrowings outstanding under the $250.0 million revolving line of credit under our secured credit facility, and the full amount of that line of credit was available to us. Our ability to access the capital markets may be impacted by the amount of our outstanding debt and equity and the extent to which our assets are encumbered by our outstanding secured debt. The terms and conditions of our outstanding debt instruments also contain covenants which expressly restrict our ability to incur additional indebtedness and conduct other financings. As of March 31, 2012, we had $3.5 billion in outstanding indebtedness comprised of $2.3 billion under our secured credit facility, $400.0 million of 8.625% subordinated notes due 2018, $391.6 million of 9% senior subordinated notes due 2016, $245.8 million of 7.875% senior notes due 2016 and $150.0 million of 3% senior subordinated convertible notes due 2016. The applicable interest rate margins under our secured credit facility represent an increase of between approximately 0.75% and 2.25% (depending on the type of loan and the type of interest rate involved and on our applicable leverage ratios) over the applicable margins under our former secured credit facility. And, as a result of this increase in applicable interest rates, the 1.00% floor with respect to the base Eurodollar Rate (as defined in the senior credit facility) for “B” term loans, “Incremental B-1” term loans and “Incremental B-2” term loans under our secured credit facility that are based on the Eurodollar Rate, margins and the larger amount outstanding under our secured credit facility, we anticipate that our aggregate interest expense in future periods will exceed our aggregate interest expense in 2011.

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

Our funding plans for our working capital needs and other commitments may be adversely impacted by unexpected costs associated with integrating the operations of newly-acquired companies, executing our cost-savings strategies and prosecuting and defending our existing lawsuits and/or unforeseen lawsuits against us. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to make significant investments in our research and development efforts related to the substantial intellectual property portfolio we own. We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property rights. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then existing stockholders may result.

On April 2, 2012, we completed our acquisition of eScreen, Inc., or eScreen, headquartered in Overland Park, Kansas. eScreen is a technology-enabled provider of employment screening solutions for hiring and maintaining healthier and more efficient workforces. The preliminary aggregate purchase price was approximately $270.0 million, subject to certain post-closing adjustments, which was paid in cash.

Cash Flow Summary

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$101,930	$87,160
Net cash used in investing activities	(64,054)	(117,266)
Net cash provided by (used in) financing activities	176,184	(53,734)
Foreign exchange effect on cash and cash equivalents	864	1,200

Net increase (decrease) in cash and cash equivalents	214,924	(82,640)
Cash and cash equivalents, beginning of period	299,173	401,306

Cash and cash equivalents, end of period	$514,097	$318,666

Summary of Changes in Cash Position

As of March 31, 2012, we had cash and cash equivalents of $514.1 million; a $214.9 million increase from December 31, 2011. Our primary sources of cash during the three months ended March 31, 2012 included $101.9 million generated by our operating activities, approximately $198.0 million of proceeds received in connection with the “Incremental B-2” term loans entered into as part of our secured credit facility, $7.7 million from common stock issuances under employee stock option and stock purchase plans and a $6.1 million return of capital from SPD. Our primary uses of cash during the three months ended March 31, 2012 related to $38.0 million net cash paid for acquisitions, $29.9 million of capital expenditures, net of proceeds from the sale of equipment, $16.9 million related to the repayment of long-term debt obligations, $8.6 million related to an increase in other assets, $6.2 million related to the repayment of short-term debt obligations and $5.3 million for cash dividends paid on our Series B Preferred stock. Fluctuations in foreign currencies positively impacted our cash balance by $0.9 million during the three months ended March 31, 2012.

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2012 was $101.9 million, which resulted from net income of $1.0 million, $100.1 million of non-cash items and $0.8 million of cash provided by changes in net working capital requirements during the period. The $100.1 million of non-cash items included, among other items, $107.4 million related to depreciation and amortization, $5.3 million of interest expense related to the amortization of deferred financing costs and original issue discounts and $3.9 million related to non-cash stock-based compensation, partially offset by a $13.8 million decrease related to changes in our deferred tax assets and liabilities, which partially resulted from amortization of intangible assets, and a $3.4 million decrease attributable to equity earnings in unconsolidated entities.

Cash Flows from Investing Activities

Our investing activities during the three months ended March 31, 2012 utilized $64.1 million of cash, including $38.0 million net cash paid for acquisitions, $29.9 million of capital expenditures, net of proceeds from the sale of equipment and $8.6 million related to an increase in other assets, offset by a $6.1 million return of capital from SPD.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2012 was $176.2 million. Financing activities during the three months ended March 31, 2012 primarily included approximately $198.0 million of net proceeds received in connection with the “Incremental B-2” term loans entered into as part of our secured credit facility. We utilized approximately $16.9 million for the repayment of long-term debt obligations, $6.2 million for the repayment of short-term debt obligations and $5.3 million for cash dividends paid on our Series B Preferred stock. These cash payments were offset by $7.7 million of cash received from common stock issuances under employee stock option and stock purchase plans.

As of March 31, 2012, we had an aggregate of $17.5 million in outstanding capital lease obligations which are payable through 2017.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2012.

Contractual Obligations

On March 28, 2012, we entered into a third amendment to our secured credit facility, which provides for an additional term loan facility consisting of “Incremental B-2” term loans in the aggregate principal amount of $200.0 million. As of March 31, 2012, aggregate borrowings under the secured credit facility amounted to $2.3 billion. The table below summarizes our aggregate long-term debt obligations as of March 31, 2012 (in thousands).

	Payments Due by Period
	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt obligations	$3,531,018	$43,766	$113,552	$1,663,710	$1,709,990

With respect to our February 6, 2012 acquisition of AmMed Direct LLC, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain operational targets within six months of the acquisition date. The maximum amount of the earn-out payment is $2.0 million.

The addition of the AmMed obligation is the only significant change in our principal contractual obligations since December 31, 2011, other than the changes described above with respect to our secured credit facility. Other contractual obligations that were presented in our Annual Report on Form 10-K for the year ended December 31, 2011 but are omitted below represent those that have not changed significantly since that date.

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

There have been no significant changes in our critical accounting policies or management estimates since the year ended December 31, 2011. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 17 in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2011 Form 10-K. Market risks that were presented in our 2011 Form 10-K but are omitted below represent those that have not changed significantly since that date. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and financing activities. In addition, our ability to finance future acquisition transactions or fund working capital requirements may be impacted if we are not able to obtain appropriate financing at acceptable rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly-liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At March 31, 2012, our short-term investments approximated market value. At March 31, 2012, under the credit agreement for our secured credit facility we had (i) term loans in an aggregate outstanding principal amount of $2.3 billion (consisting of “A” term loans (including the “Delayed-Draw” term loans) in the aggregate principal amount of $909.4 million, “B” term loans in the aggregate principal amount of $920.4 million, “Incremental B-1” term loans in the aggregate principal amount of $249.4 million and “Incremental B-2” term loans in the aggregate principal amount of $200.0 million), and (ii) subject to our continued compliance with the credit agreement, the ability to borrow under a $250.0 million revolving line of credit, which includes a $50.0 million sublimit for the issuance of letters of credit. As of March 31, 2012, there were no outstanding borrowings under the revolving line of credit. Loans can be either Base Rate Loans or Eurodollar Rate Loans at our election, and interest accrues on loans and our other Obligations under the terms of the credit agreement as follows (with the terms referenced above and below in this paragraph having the meanings given to them in the credit agreement): (i) in the case of loans that are Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of loans that are Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. prime rate as in effect from time to time. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one, two, three or six months at our election. Applicable Margins for our “A” term loans (including the “Delayed-Draw” term loans) and revolving line of credit loans range from (i) with respect to such loans that are Base Rate Loans, 1.75% to 2.50% and (ii) with respect to such loans that are Eurodollar Rate Loans, 2.75% to 3.50%, in each case, depending upon our consolidated secured leverage ratio (as determined under the credit agreement). Applicable Margins for our “B” term loans, “Incremental B-1” term loans and “Incremental B-2” term loans range from (i) with respect to such loans that are Base Rate Loans, 2.50% to 3.25% and (ii) with respect to such loans that are Eurodollar Rate Loans, 3.50% to 4.25%, in each case, depending upon our consolidated secured leverage ratio. Interest on “B” term loans, “Incremental B-1” term loans and “Incremental B-2” term loans based on the Eurodollar Rate is subject to a 1.00% floor with respect to the base Eurodollar Rate. As of March 31, 2012, the “A” term loans (including the “Delayed-Draw” term loans), the “B” term loans, the “Incremental B-1” term loans and the “Incremental B-2” term loans bore interest (including applicable margins) at 2.99%, 4.50%, 4.50% and 4.50% per annum, respectively.

Assuming no changes in our consolidated secured leverage ratio, the effect of interest rate fluctuations on outstanding borrowings as of March 31, 2012 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense Increase
Interest rates payable by us increase by 100 basis points	$22,771
Interest rates payable by us increase by 200 basis points	$45,543

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Please see Part I, Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Recent Developments” for a description of certain legal matters.

ITEM 1A. RISK FACTORS

This section updates and supplements the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and should be read in conjunction with such disclosure. The risks described below may materially impact your investment in our company or may in the future, and, in some cases, already do materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities.

We face risks and uncertainties relating to an ongoing FDA inspection and subpoena with respect to our Alere Triage products.

As we discuss under the heading “Recent Developments” in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the FDA is conducting an inspection of our San Diego facility relating to our Alere Triage products, and we have received a subpoena from the Office of Inspector General of the Department of Health and Human Services seeking documents relating primarily to the quality control testing and performance characteristics of Alere Triage products. The inspection and subpoena may be expanded to cover other matters. We are unable to predict when these matters will be resolved, what action, if any, the government will take in connection with these matters or what impact, if any, these matters or ensuing proceedings, if any, will have on our financial condition, results of operations or cash flows. We anticipate that we will recall some or all of the Alere Triage products, and our ability to supply certain Alere Triage products may be limited, which may adversely affect revenues from sales of these products. We are unable to predict the scope of any product recall or the duration of any product shortage. We may experience shortages of products for which our inventory appears adequate, and our revenues and market share could be adversely affected by customer decisions to switch to competing products. We are unable to determine the extent to which our manufacturing costs will increase as a result of these matters or the impact of these matters on the profitability of these products. We cannot predict the impact of any revised quality control release methods on our manufacturing yields. Our discussions with the FDA could lead to further changes in our quality control release methods or other manufacturing or quality control procedures, which could result in additional product shortages or additional cost increases. In connection with these matters, we may face potential enforcement proceedings by the government, potential civil or criminal fines and penalties, including disgorgement of amounts received for any adulterated products, potential withdrawals of regulatory approvals, the possibility of injunctive relief, which could limit, modify or constrain our ability to manufacture, market and sell our products, possible exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and potential product liability litigation. We are unable to predict the costs we may incur in responding to the subpoena or other potential investigations of these matters. Any of these risks and uncertainties could adversely affect our revenues, results of operations, cash flows and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, we issued 4,000 shares of our common stock upon the exercise of warrants for cash, resulting in aggregate proceeds to us of $54,160. During the period covered by this report, we issued 2,803 shares of our common stock upon the net exercise of warrants to purchase 6,000 shares of our common stock, resulting in aggregate non-cash consideration to us of $81,240. The warrants were issued in 2002 in a private placement relating to an acquisition. The shares issued upon exercise of the warrants were offered and sold, in 7 separate transactions, pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description

10.1	Third Amendment to Credit Agreement dated as of March 28, 2012 among Alere Inc., as Borrower, the Lenders party thereto and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, event date March 28, 2012, filed on April 2, 2012)

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, (b) our Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011, (c) our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (d) our Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: May 10, 2012	/s/ David Teitel
David Teitel
Chief Financial Officer and an authorized officer