Form 10-Q
period 2012-06-30
ALERE INC.
filed 2012-08-08
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 6, 2012 was 80,721,665.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2012

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2011 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these risk factors, and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net product sales	$463,425	$398,805	$939,212	$806,048
Services revenue	233,855	163,575	426,289	331,127

Net product sales and services revenue	697,280	562,380	1,365,501	1,137,175
License and royalty revenue	3,237	4,805	6,145	12,474

Net revenue	700,517	567,185	1,371,646	1,149,649

Cost of net product sales	222,498	190,333	448,052	380,020
Cost of services revenue	120,559	82,495	211,419	167,211

Cost of net product sales and services revenue	343,057	272,828	659,471	547,231
Cost of license and royalty revenue	1,852	1,629	3,496	3,483

Cost of net revenue	344,909	274,457	662,967	550,714

Gross profit	355,608	292,728	708,679	598,935
Operating expenses:
Research and development	40,447	41,348	79,447	77,890
Sales and marketing	159,322	140,388	317,900	273,597
General and administrative	121,485	94,838	241,920	200,389

Total operating expenses	321,254	276,574	639,267	551,876

Operating income	34,354	16,154	69,412	47,059
Interest expense, including amortization of original issue discounts and deferred financing costs	(55,531)	(68,562)	(106,258)	(106,867)
Other income (expense), net	3,811	437	15,642	2,773

Loss before benefit for income taxes	(17,366)	(51,971)	(21,204)	(57,035)
Benefit for income taxes	(489)	(42,736)	(1,944)	(47,066)

Loss before equity earnings (losses) of unconsolidated entities, net of tax	(16,877)	(9,235)	(19,260)	(9,969)
Equity earnings (losses) of unconsolidated entities, net of tax	3,998	(207)	7,410	804

Net loss	(12,879)	(9,442)	(11,850)	(9,165)
Less: Net income (loss) attributable to non-controlling interests	36	(40)	(149)	22

Net loss attributable to Alere Inc. and Subsidiaries	(12,915)	(9,402)	(11,701)	(9,187)
Preferred stock dividends	(5,279)	(5,515)	(10,588)	(11,324)
Preferred stock repurchase	—	10,248	—	23,936

Net income (loss) available to common stockholders	$(18,194)	$(4,669)	$(22,289)	$3,425

Basic net income (loss) per common share	$(0.23)	$(0.05)	$(0.28)	$0.04

Diluted net income (loss) per common share	$(0.23)	$(0.05)	$(0.28)	$0.04

Weighted average shares-basic	80,375	85,703	80,307	85,536

Weighted average shares-diluted	80,375	85,703	80,307	87,032

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(12,879)	$(9,442)	$(11,850)	$(9,165)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(36,777)	17,106	(838)	38,621
Unrealized gains (losses) on available for sale securities	359	(104)	790	(319)
Unrealized gains (losses) on hedging instruments	(652)	10,371	455	11,988
Minimum pension liability adjustment	4	118	(120)	80

Other comprehensive income (loss), before tax	(37,066)	27,491	287	50,370
Income tax provision related to items of other comprehensive income (loss)	—	3,993	—	4,612

Other comprehensive income (loss), net of tax	(37,066)	23,498	287	45,758

Comprehensive income (loss)	(49,945)	14,056	(11,563)	36,593
Less: Comprehensive income (loss) attributable to non-controlling interests	36	(40)	(149)	22

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(49,981)	$14,096	$(11,414)	$36,571

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$303,739	$299,173
Restricted cash	3,099	8,987
Marketable securities	863	1,086
Accounts receivable, net of allowances of $31,625 and $24,577 at June 30, 2012 and December 31, 2011, respectively	501,076	475,824
Inventories, net	316,897	320,269
Deferred tax assets	37,858	42,975
Receivable from joint venture, net	3,735	2,503
Prepaid expenses and other current assets	127,490	142,910

Total current assets	1,294,757	1,293,727
Property, plant and equipment, net	500,798	491,205
Goodwill	2,953,551	2,821,271
Other intangible assets with indefinite lives	53,169	69,546
Finite-lived intangible assets, net	1,904,722	1,785,925
Deferred financing costs, net, and other non-current assets	102,026	97,786
Receivable from joint venture, net of current portion	14,115	15,455
Investments in unconsolidated entities	90,071	85,138
Marketable securities	3,040	2,254
Deferred tax assets	11,206	10,394

Total assets	$6,927,455	$6,672,701

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$54,822	$61,092
Current portion of capital lease obligations	5,350	6,083
Short-term debt	—	6,240
Accounts payable	162,850	155,464
Accrued expenses and other current liabilities	396,470	395,573

Total current liabilities	619,492	624,452

Long-term liabilities:
Long-term debt, net of current portion	3,489,050	3,267,451
Capital lease obligations, net of current portion	10,229	12,629
Deferred tax liabilities	436,247	380,700
Other long-term liabilities	181,409	153,398

Total long-term liabilities	4,116,935	3,814,178

Commitments and contingencies (Note 15)
Redeemable non-controlling interest	—	2,497

Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at June 30, 2012 and December 31, 2011); Authorized: 2,300 shares; Issued: 2,065 shares at June 30, 2012 and December 31, 2011; Outstanding: 1,774 shares at June 30, 2012 and December 31, 2011	606,468	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 88,099 shares at June 30, 2012 and 87,647 shares at December 31, 2011; Outstanding: 80,420 shares at June 30, 2012 and 79,968 shares at December 31, 2011	88	88
Additional paid-in capital	3,295,662	3,324,710
Accumulated deficit	(1,498,492)	(1,486,791)
Treasury stock, at cost, 7,679 shares at June 30, 2012 and December 31, 2011	(184,971)	(184,971)
Accumulated other comprehensive loss	(29,982)	(30,270)

Total stockholders’ equity	2,188,773	2,229,234
Non-controlling interests	2,255	2,340

Total equity	2,191,028	2,231,574

Total liabilities and equity	$6,927,455	$6,672,701

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(11,850)	$(9,165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	10,731	27,590
Depreciation and amortization	211,622	196,116
Non-cash charges for sale of inventories revalued at the date of acquisition	4,681	—
Non-cash stock-based compensation expense	8,242	11,989
Impairment of inventory	5	466
Impairment of long-lived assets	219	957
Impairment of intangible assets	—	2,935
(Gain) loss on sale of property, plant and equipment	(5,872)	1,270
Gain on sales of marketable securities	—	(331)
Equity earnings of unconsolidated entities, net of tax	(7,410)	(804)
Deferred income taxes	(27,400)	(63,343)
Other non-cash items	(883)	(4,503)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(5,431)	(3,641)
Inventories, net	(4,412)	(7,299)
Prepaid expenses and other current assets	16,866	(36,052)
Accounts payable	(14,247)	13,524
Accrued expenses and other current liabilities	(366)	17,721
Other non-current liabilities	(8,265)	11,071

Net cash provided by operating activities	166,230	158,501

Cash Flows from Investing Activities:
Decrease in restricted cash	5,888	34
Purchases of property, plant and equipment	(69,461)	(67,630)
Proceeds from sale of property, plant and equipment	21,677	835
Proceeds from disposition of business	—	11,490
Cash paid for acquisitions, net of cash acquired	(310,240)	(107,360)
Cash received from sales of marketable securities	226	7,919
Cash received from equity method investments	6,556	490
Increase in other assets	(7,714)	(32,101)

Net cash used in investing activities	(353,068)	(186,323)

Cash Flows from Financing Activities:
Cash paid for financing costs	(2,013)	(64,699)
Cash paid for contingent purchase price consideration	(6,500)	(24,707)
Proceeds from issuance of common stock, net of issuance costs	8,697	17,829
Repurchase of preferred stock	—	(99,068)
Proceeds from issuance of long-term debt	199,234	1,552,124
Payments on long-term debt	(29,884)	(1,193,315)
Net proceeds under revolving credit facilities	42,487	3,335
Payments on short-term debt	(6,240)	—
Repurchase of common stock	—	(926)
Cash paid for dividends	(10,646)	(68)
Excess tax benefits on exercised stock options	210	1,704
Principal payments on capital lease obligations	(3,319)	(1,294)
Other	(2,577)	(10,349)

Net cash provided by financing activities	189,449	180,566

Foreign exchange effect on cash and cash equivalents	1,955	2,612

Net increase in cash and cash equivalents	4,566	155,356
Cash and cash equivalents, beginning of period	299,173	401,306

Cash and cash equivalents, end of period	$303,739	$556,662

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation of Financial Information

The accompanying consolidated financial statements of Alere Inc. are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair statement. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows. Our audited consolidated financial statements for the year ended December 31, 2011 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, or SEC, on February 29, 2012. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2011.

Certain reclassifications of prior period amounts have been made to conform to current period presentation. These reclassifications had no effect on net income or equity.

Certain amounts presented may not recalculate directly, due to rounding.

(2) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2012, our cash equivalents consisted of money market funds.

(3) Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$99,034	$92,844
Work-in-process	77,945	72,939
Finished goods	139,918	154,486

	$316,897	$320,269

(4) Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$263	$366	$532	$716
Research and development	856	1,191	1,627	2,136
Sales and marketing	913	1,209	1,830	2,168
General and administrative	2,336	3,415	4,253	6,969

	4,368	6,181	8,242	11,989
Benefit for income taxes	(874)	(1,304)	(1,415)	(2,590)

	$3,494	$4,877	$6,827	$9,399

(5) Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(12,879)	$(9,442)	$(11,850)	$(9,165)
Preferred stock dividends	(5,279)	(5,515)	(10,588)	(11,324)
Preferred stock repurchase	—	10,248	—	23,936
Less: Net income (loss) attributable to non-controlling interest	36	(40)	(149)	22

Net income (loss) available to common stockholders	$(18,194)	$(4,669)	$(22,289)	$3,425

Denominator:
Weighted-average common shares outstanding — basic	80,375	85,703	80,307	85,536
Effect of dilutive securities:
Stock options	—	—	—	1,253
Warrants	—	—	—	131
Potentially issuable shares of common stock associated with contingent consideration arrangements	—	—	—	112

Weighted-average common shares outstanding — diluted	80,375	85,703	80,307	87,032

Basic net income (loss) per common share attributable to Alere Inc. and Subsidiaries	$(0.23)	$(0.05)	$(0.28)	$0.04

Diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries	$(0.23)	$(0.05)	$(0.28)	$0.04

For the three and six months ended June 30, 2012, anti-dilutive shares of 13.8 million and 13.9 million, respectively, were excluded from the computations of diluted net income (loss) per common share. For the three and six months ended June 30, 2011, anti-dilutive shares of 15.7 million and 14.5 million, respectively, were excluded from the computations of diluted net income (loss) per common share.

(6) Stockholders’ Equity and Non-controlling Interests

(a) Preferred Stock

For the three and six months ended June 30, 2012, Series B preferred stock dividends amounted to $5.3 million and $10.6 million, respectively, and for the three and six months ended June 30, 2011, Series B preferred stock dividends amounted to $5.5 million and $11.3 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net income (loss) per common share for each of the respective periods. As of June 30, 2012, $5.3 million Series B preferred stock dividends were accrued. As of July 16, 2012, payments have been made covering all dividend periods through June 30, 2012.

The Series B preferred stock dividends for the three and six months ended June 30, 2012 were paid in cash. The Series B preferred stock dividends for the three and six months ended June 30, 2011 were paid in additional shares of Series B preferred stock.

(b) Share Repurchases

During the first quarter of 2011, we repurchased in the open market and privately-negotiated transactions 183,000 shares of our Series B preferred stock, which were convertible into approximately 1.1 million shares of our common stock, at a cost of approximately $49.4 million, which we paid in cash. The repurchase of the preferred stock at an average cost of $269.84 per preferred share, an amount less than the weighted average fair value of the preferred shares at issuance, resulted in the allocation of $13.7 million of income attributable to common stockholders. Also during the first quarter of 2011, under this same authorization, we completed this repurchase program by repurchasing 16,700 shares of our common stock at a cost of approximately $0.6 million, which we paid in cash.

During the second quarter of 2011, we repurchased in the open market and privately-negotiated transactions, 174,788 shares of our Series B preferred stock, which were convertible into approximately 1.0 million shares of our common stock, at a cost of approximately $49.7 million, which we paid in cash. Also during the second quarter of 2011 and pursuant to the same repurchase program, we repurchased 8,300 shares of our common stock at a cost of approximately $0.3 million, which we paid in cash. The repurchase of the preferred stock at an average cost of $284.28 per preferred share, an amount less than the weighted average fair value of the preferred shares at issuance, resulted in the allocation of $10.2 million of income attributable to common stockholders.

(c) Changes in Stockholder’s Non-Controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the six months ended June 30, 2012 and 2011 is provided below (in thousands):

	Six Months Ended June 30,
	2012			2011
	Total Stockholders’ Equity	Non- controlling Interest	Total Equity	Total Stockholders’ Equity	Non- controlling Interest	Total Equity
Equity, beginning of period	$2,229,234	$2,340	$2,231,574	$2,575,038	$2,688	$2,577,726
Issuance of common stock and warrants in connection with acquisitions	—	—	—	1,000	—	1,000
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	8,697	—	8,697	17,829	—	17,829
Repurchase of common stock	—	—	—	(926)	—	(926)
Repurchase of preferred stock	—	—	—	(99,068)	—	(99,068)
Preferred stock dividends	(10,646)	—	(10,646)	(68)	—	(68)
Stock-based compensation related to grants of common stock options	8,242	—	8,242	11,989	—	11,989
Excess tax benefits on exercised stock options	(261)	—	(261)	1,704	—	1,704
Purchase of subsidiary shares from non-controlling interests	(35,079)	—	(35,079)	—	—	—
Non-controlling interest from acquisitions	—	—	—	—	2,500	2,500
Dividend relating to non-controlling interest	—	—	—	—	(270)	(270)
Net income (loss)	(11,701)	(85)	(11,786)	(9,187)	22	(9,165)
Total other comprehensive income	287	—	287	45,758	—	45,758

Equity, end of period	$2,188,773	$2,255	$2,191,028	$2,544,069	$4,940	$2,549,009

The following table presents a summary of the changes in redeemable non-controlling interest recorded in the mezzanine section of the balance sheet for the six months ended June 30, 2012. There was no redeemable non-controlling interest during the six months ended June 30, 2011 (in thousands):

Six Months Ended June 30, 2012
Redeemable non-controlling interest, beginning of period	$2,497
Purchase of subsidiary shares from non-controlling interest	(2,433)
Net loss	(64)

Redeemable non-controlling interest, end of period	$—

(7) Business Combinations

Acquisitions are accounted for using the acquisition method and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective date of acquisition. During the three and six months ended June 30, 2012, we expensed acquisition-related costs of $3.8 million and $5.3 million, respectively, in general and administrative expense. During the three and six months ended June 30, 2011, we expensed acquisition-related costs of $1.4 million and $3.3 million, respectively, in general and administrative expense.

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

(a) Acquisitions in 2012

(i) eScreen

On April 2, 2012, we acquired eScreen, Inc., or eScreen, headquartered in Overland Park, Kansas, a technology-enabled provider of employment screening solutions for hiring and maintaining healthier and more efficient workforces. The preliminary aggregate purchase price was approximately $316.6 million, which consisted of $272.1 million in cash and a contingent consideration obligation with an aggregate acquisition date fair value of $44.5 million. Included in our consolidated statements of operations for the three and six months ended June 30, 2012 is revenue totaling approximately $40.7 million related to eScreen. The operating results of eScreen are included in our professional diagnostics reporting unit and business segment. The amount allocated to goodwill from this acquisition is not deductible for tax purposes.

(ii) Other acquisitions in 2012

During the six months ended June 30, 2012, we acquired the following businesses for a preliminary aggregate purchase price of $32.8 million, which included cash payments totaling $31.8 million and a contingent consideration obligation with an aggregate acquisition date fair value of $1.0 million.

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

Our consolidated statements of operations for the three and six months ended June 30, 2012 included revenue totaling approximately $10.6 million and $11.9 million, respectively, related to these businesses. Goodwill has been recognized in all of the acquisitions and amounted to approximately $10.2 million. Goodwill related to the acquisition of AmMed, which totaled $7.5 million, is deductible for tax purposes. The goodwill related to the remaining 2012 acquisitions is not deductible for tax purposes.

A summary of the preliminary fair values of the net assets acquired for the acquisitions consummated during the six months ended June 30, 2012 is as follows (in thousands):

	eScreen	Other	Total
Current assets (1)	$32,858	$2,177	$35,035
Property, plant and equipment	5,664	1,552	7,216
Goodwill	165,832	10,228	176,060
Intangible assets	221,000	26,875	247,875
Other non-current assets	480	—	480

Total assets acquired	425,834	40,832	466,666

Current liabilities	22,658	1,721	24,379
Non-current liabilities	86,558	6,330	92,888

Total liabilities assumed	109,216	8,051	117,267

Net assets acquired	316,618	32,781	349,399
Less:
Contingent consideration	44,500	1,000	45,500

Cash paid	$272,118	$31,781	$303,899

(1)	Includes cash acquired of approximately $2.0 million.

The following are the intangible assets acquired and their respective fair values and weighted-average useful lives (dollars in thousands):

	eScreen	Other	Total	Weighted- average Useful Life
Core technology and patents	$93,200	$8,403	$101,603	22.3 years
Trademarks and trade names	17,300	530	17,830	19.5 years
Customer relationships	95,500	17,942	113,442	20.4 years
Other	15,000	—	15,000	10.0 years

Total intangible assets	$221,000	$26,875	$247,875

(b) Acquisitions in 2011

During 2011, we acquired the following businesses for a preliminary aggregate purchase price of $787.4 million, which included cash payments totaling $603.7 million, 831,915 shares of our common stock with an acquisition date fair value of $16.2 million, a previously-held investment with a fair value totaling $113.2 million, contingent consideration obligations with an aggregate acquisition date fair value of $48.7 million, deferred purchase price consideration with an acquisition date fair value of $4.2 million and a fair value of $1.5 million in debt forgiveness.

•

90% interest in BioNote, Inc., or BioNote, headquartered in South Korea, a manufacturer of diagnostic products for the veterinary industry (Acquired January 2011). We previously owned a 10% interest in BioNote.

•

assets, including domain name, of Pregnancy.org, LLC, or Pregnancy.org, a U.S.-based company providing a website for preconception, pregnancy and newborn care content, tools and sharing (Acquired January 2011)

•

Home Telehealth Limited, subsequently renamed Alere Connected Health Limited, or Alere Connected Health, located in Cardiff, Wales, a company that focuses on delivering integrated, comprehensive services and programs to health and social care providers and insurers (Acquired February 2011)

•

Bioeasy Diagnostica Ltda., or Bioeasy, located in Belo Horizonte, Brazil, a company that markets and sells rapid diagnostic tests and systems for laboratory diagnosis, prevention and monitoring of immunological diseases and fertility (Acquired March 2011)

•

80.92% interest in Standing Stone, Inc., or Standing Stone, located in Westport, Connecticut, a company that focuses on disease state management by enhancing the quality of care provided to patients who require long-term therapy for chronic disease management (Acquired May 2011). During May 2012, we acquired the remaining 19.08% interest in Standing Stone.

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

Our consolidated statements of operations for the three and six months ended June 30, 2011 included revenue totaling approximately $6.7 million and $9.7 million, respectively, related to these businesses. Goodwill has been recognized in all of the acquisitions, with the exception of 1 Medical, and amounted to approximately $363.0 million. Goodwill related to the acquisitions of Pregnancy.org, 3DL, Abatek, LDS and Wellogic, which totaled $32.3 million, is expected to be deductible for tax purposes. The goodwill related to the remaining 2011 acquisitions is not expected to be deductible for tax purposes.

A summary of the preliminary fair values of the net assets acquired for the acquisitions consummated in 2011 is as follows (in thousands):

Current assets (1)	$134,120
Property, plant and equipment	68,474
Goodwill	363,039
Intangible assets	416,624
Other non-current assets	27,679

Total assets acquired	1,009,936

Current liabilities	90,209
Non-current liabilities	129,810

Total liabilities assumed	220,019

Less:
Fair value of non-controlling interest	2,500

Net assets acquired	787,417
Less:
Fair value of previously-held equity investment	113,168
Contingent consideration	48,685
Fair value of common stock issued	16,183
Loan forgiveness	1,489
Deferred purchase price consideration	4,170

Cash paid	$603,722

(1)	Includes cash acquired of approximately $23.2 million.

The following are the intangible assets acquired and their respective fair values and weighted-average useful lives (dollars in thousands):

	Amount	Weighted- Average Useful Life
Core technology and patents	$76,659	10.1 years
Database	64	3.0 years
Trademarks and trade names	14,197	10.1 years
Customer relationships	243,725	12.3 years
Non-compete agreements	8,306	5.3 years
Software	7,400	10.9 years
Other	7,767	15.6 years
In-process research and development	58,506	N/A

Total intangible assets	$416,624

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

	Balance at December 31, 2011	Adjustments to the Reserve (1)	Amounts Paid	Balance at June 30, 2012	Exit Costs Since Inception
Acquisition of Matria Healthcare, Inc.:
Severance-related costs	$68	$—	$—	$68	$13,664
Facility costs	395	(111)	(71)	213	4,674

Total costs for Matria Healthcare, Inc.	463	(111)	(71)	281	18,338

Acquisition of Cholestech Corporation:
Severance-related costs	—	—	—	—	5,845
Facility costs	1,304	—	(112)	1,192	2,732

Total costs for Cholestech Corporation	1,304	—	(112)	1,192	8,577

Total costs for all plans	$1,767	$(111)	$(183)	$1,473	$26,915

(1)	These adjustments resulted in a change in the aggregate purchase price and related goodwill for each related acquisition.

Of the total $1.5 million liability outstanding as of June 30, 2012, $0.5 million is included in accrued expenses and other current liabilities and $1.0 million is included in other long-term liabilities.

Although we believe our plans and estimated exit costs for our acquisitions are reasonable, actual spending for exit activities may differ from current estimated exit costs.

(8) Restructuring Plans

The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Caption	2012	2011	2012	2011
Cost of net revenue	$25	$880	$989	$2,230
Research and development	14	416	638	434
Sales and marketing	200	1,862	1,027	2,874
General and administrative	1,126	7,140	4,239	10,959

Total operating expenses	1,365	10,298	6,893	16,497
Interest expense, including amortization of original issue discounts and deferred financing costs	50	73	110	122
Equity earnings of unconsolidated entities, net of tax	—	142	—	335

Total charges	$1,415	$10,513	$7,003	$16,954

(a) 2012 Restructuring Plans

In 2012, management developed cost reduction efforts within our professional diagnostics business segment, including the integration of our businesses in Brazil. Additionally, management developed new plans to continue our efforts to reduce costs within our health management business segment. The following table summarizes the restructuring activities related to our 2012 restructuring plans for the three and six months ended June 30, 2012 (in thousands):

	Three Months Ended June 30, 2012
	Professional Diagnostics	Health Management	Total
Severance-related costs	$345	$422	$767
Facility and transition costs	—	125	125

Cash charges	345	547	892
Other non-cash charges	—	(5)	(5)

Total charges	$345	$542	$887

	Six Months Ended June 30, 2012
	Professional Diagnostics	Health Management	Total
Severance-related costs	$2,318	$1,219	$3,537
Facility and transition costs	—	125	125

Cash charges	2,318	1,344	3,662
Other non-cash charges	—	—	—

Total charges	$2,318	$1,344	$3,662

We anticipate incurring approximately $0.2 million in additional costs under our 2012 restructuring plan related to our professional diagnostics business segment in Brazil and may develop additional plans over the remainder of 2012. As of June 30, 2012, $1.5 million in severance and exit costs remain unpaid.

(b) 2011 Restructuring Plans

In 2011, management executed a company-wide cost reduction plan, which impacted our corporate and other business segment, as well as the health management and professional diagnostics business segments. Management also developed plans within our professional diagnostics business segment to consolidate operating activities among certain of our European and Asia Pacific subsidiaries, including transferring the manufacturing of our Panbio products from Australia to our Standard Diagnostics facility in South Korea. Additionally, within our health management business segment, management executed plans to further reduce costs and improve efficiencies, as well as cease operations at our GeneCare Medical Genetics Center, Inc., or GeneCare, facility in Chapel Hill, North Carolina, and transfer the majority of our Quality Assured Services, Inc. operation in Orlando, Florida to our facility in Livermore, California. The following table summarizes the restructuring activities related to our 2011 restructuring plans for the three and six months ended June 30, 2012 and 2011 and since inception (in thousands):

Professional Diagnostics

	Three Months Ended June 30,		Six Months Ended June 30,		Since
	2012	2011	2012	2011	Inception
Severance-related costs	$310	$2,564	$2,275	$3,601	$14,322
Facility and transition costs	85	—	734	—	1,095

Cash charges	395	2,564	3,009	3,601	15,417
Fixed asset and inventory impairments	—	92	134	616	793

Total charges	$395	$2,656	$3,143	$4,217	$16,210

Health Management

	Three Months Ended June 30,		Six Months Ended June 30,		Since
	2012	2011	2012	2011	Inception
Severance-related costs	$—	$945	$—	$2,192	$2,254
Facility and transition costs	(3)	3,807	(89)	3,807	6,252
Other exit costs	19	—	44	—	138

Cash charges	16	4,752	(45)	5,999	8,644
Fixed asset and inventory impairments	85	804	85	804	949
Intangible asset impairments	—	—	—	2,935	2,935
Other non-cash charges	—	812	—	812	761

Total charges	$101	$6,368	$40	$10,550	$13,289

Corporate and Other

	Three Months Ended June 30,		Six Months Ended June 30,		Since
	2012	2011	2012	2011	Inception
Severance-related costs	$9	$1,048	$26	$1,048	$1,219

Cash charges	9	1,048	26	1,048	1,219
Fixed asset and inventory impairments	—	2	—	2	3

Total charges	$9	$1,050	$26	$1,050	$1,222

We anticipate incurring approximately $2.9 million in additional costs under these plans related to our professional diagnostics business segment, primarily related to severance and facility exit costs, and may also incur impairment charges on assets as plans are finalized. We anticipate incurring approximately $1.0 million in additional costs under these plans related to our health management business segment, primarily related to facility lease obligations through 2014. As of June 30, 2012, $3.0 million in cash charges remain unpaid.

(c) 2010 and 2008 Restructuring Plans

In 2010, management developed several plans to reduce costs and improve efficiencies within our health management and professional diagnostics business segments. In May 2008, management decided to close our facility located in Bedford, England and initiated steps to cease operations at this facility and transition the manufacturing operations principally to our manufacturing facilities in Shanghai and Hangzhou, China. Additionally in 2008, management developed and initiated plans to transition the businesses of Cholestech to our San Diego, California facility. The following table summarizes the restructuring activities related to these restructuring plans for the three and six months ended June 30, 2012 and 2011 and since inception (in thousands):

Professional Diagnostics

	Three Months Ended June 30,		Six Months Ended June 30,		Since
	2012	2011	2012	2011	Inception
Severance-related costs	$—	$43	$—	$78	$8,897
Facility and transition costs	76	181	150	563	8,462
Other exit costs	17	37	36	46	4,454

Cash charges	93	261	186	687	21,813
Fixed asset and inventory impairments	—	—	—	—	10,309

Total charges	$93	$261	$186	$687	$32,122

Health Management

	Three Months Ended June 30,		Six Months Ended June 30,		Since
	2012	2011	2012	2011	Inception
Severance-related costs	$—	$—	$—	$—	$4,647
Facility and transition costs	(84)	—	(84)	39	2,392
Other exit costs	14	36	30	76	318

Cash charges	(70)	36	(54)	115	7,357
Fixed asset and inventory impairments	—	—	—	—	165

Total charges	$(70)	$36	$(54)	$115	$7,522

We anticipate incurring an additional $1.6 million in facility lease obligation charges related to the Cholestech plan through 2017 and do not anticipate incurring significant additional charges under the other plans. As of June 30, 2012, $1.2 million in facility related costs remain unpaid.

In addition to the restructuring charges discussed above, certain charges associated with the Bedford facility closure were borne by SPD, our 50/50 joint venture with the Procter & Gamble Company, or P&G. Of the restructuring charges recorded by SPD, 50% has been included in equity earnings of unconsolidated entities, net of tax, in our consolidated statement of operations. The following table summarizes the 50% portion of the restructuring charges borne by SPD and included in equity earnings of unconsolidated entities, net of tax, for the three and six months ended June 30, 2011 and since inception (in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Since Inception
Severance-related costs	$19	$30	$5,797
Facility and transition costs	123	233	5,396
Other exit costs	—	—	283

Cash charges	142	263	11,476
Fixed asset and inventory impairments	—	72	4,635

Total charges included in equity earnings of unconsolidated entities, net of tax	$142	$335	$16,111

We do not anticipate incurring significant additional restructuring charges under this plan.

(e) Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $4.3 million is included in accrued expenses and other current liabilities and $1.4 million is included in other long-term liabilities on our consolidated balance sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2011	$3,380	$5,215	$593	$9,188
Cash charges	5,838	836	110	6,784
Payments	(6,827)	(3,030)	(122)	(9,979)
Currency adjustments	(248)	(3)	—	(251)

Balance, June 30, 2012	$2,143	$3,018	$581	$5,742

(9) Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	June 30, 2012	December 31, 2011
A term loans (1)	$901,563	$917,188
B term loans	918,063	922,688
Incremental B-1 term loans	248,750	250,000
Incremental B-2 term loans	197,587	—
Secured credit facility revolving line-of-credit	47,500	—
3% Senior subordinated convertible notes	150,000	150,000
9% Senior subordinated notes	392,063	391,233
7.875% Senior notes	246,081	245,621
8.625% Senior subordinated notes	400,000	400,000
Other lines-of-credit	12,416	19,603
Other	29,849	32,210

	3,543,872	3,328,543
Less: Current portion	(54,822)	(61,092)

	$3,489,050	$3,267,451

(1)	Includes “A” term loans and “Delayed-Draw” term loans under our secured credit facility.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, respectively, as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
Secured credit facility(1)	$27,097	$220		$49,948	$220
Former secured credit facility(2)	—	42,203	(3)	—	54,257	(3)
3% Senior subordinated convertible notes	1,246	1,250		2,492	2,496
9% Senior subordinated notes	10,363	9,738		20,717	19,468
7.875% Senior notes	5,755	5,369		11,513	10,734
8.625% Senior subordinated notes	9,275	8,919		18,549	17,827

	$53,736	$67,699		$103,219	$105,002

(1)	Includes “A” term loans, including the “Delayed-Draw” term loans; “B” term loans; “Incremental B-1” term loans; “Incremental B-2” term loans; and revolving line of credit loans. For the three and six months ended June 30, 2012, the amount includes $1.3 million and $2.6 million, respectively, related to the amortization of fees paid for certain debt modifications.
(2)	Includes loans under First Lien Credit Agreement and Second Lien Credit Agreement.
(3)	Amount includes approximately $29.9 million recorded in connection with the termination of our former secured credit facility and related interest rate swap agreement, coupled with the amortization of fees paid for certain debt modifications.

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

Under the terms of the third amendment, we must repay the principal amount of the “Incremental B-2” term loans in twenty consecutive quarterly installments, beginning on June 30, 2012 (which installments we have paid in full) and continuing through March 31, 2017, in the amount of $0.5 million each, and a final installment on June 30, 2017 in the amount of $190.0 million; notwithstanding the foregoing, and subject to certain exceptions provided for in the credit agreement, in the event that any of our existing 3% senior subordinated convertible notes, 9% senior subordinated notes or 7.875% senior notes remain outstanding on the date that is six months prior to the relevant maturity date thereof, respectively, then the “Incremental B-2” term loans (as well as all other term loans and all revolving credit loans under the secured credit facility) shall instead mature in full on the relevant prior date. Otherwise, the terms and conditions, including the interest rates, that apply to the “Incremental B-2” term loans under the credit agreement are substantially the same as the terms and conditions, including the interest rates, that apply to the existing “B” term loans under the credit agreement.

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

(b) Foreign Currency Risk

In connection with our acquisition of Axis-Shield, we acquired a number of foreign currency forward contracts. The specific risk hedged in these contracts is the undiscounted foreign currency spot rate risk on forecasted foreign currency revenue. As of June 30, 2012 and December 31, 2011, the notional value of these contracts was approximately $1.9 million and CHF 1.2 million and $16.6 million and CHF 5.4 million, respectively. We report the effective portion of the gain or loss on a cash flow hedge as a component of other comprehensive income, and it is subsequently reclassified into net earnings in the period in which the hedged transaction affects net earnings or the forecasted transaction is no longer probable of occurring.

The following tables summarize the fair value of our derivative instruments and the effect of derivative instruments on/in our accompanying consolidated balance sheets and consolidated statements of operations (in thousands):

Derivative Instruments	Balance Sheet Caption	Fair Value at June 30, 2012	Fair Value at December 31, 2011
Foreign currency forward contracts	Accrued expenses and other current liabilities	$10	$447

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Loss Recognized During the Three Months Ended June 30, 2012	Amount of Gain Recognized During the Three Months Ended June 30, 2011
Foreign exchange forward contract	Other comprehensive income (loss)	$(652)	$8
Interest rate swap contracts	Other comprehensive income (loss)	—	224

Total gain (loss)	Other comprehensive income (loss)	$(652)	$232

Derivative Instruments	Location of Gain Recognized in Income	Amount of Gain Recognized During the Six Months Ended June 30, 2012	Amount of Gain Recognized During the Six Months Ended June 30, 2011
Foreign exchange forward contract	Other comprehensive income (loss)	$455	$8
Interest rate swap contracts	Other comprehensive income (loss)	—	1,841

Total gain	Other comprehensive income (loss)	$455	$1,849

(11) Fair Value Measurements

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

Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets and liabilities include foreign exchange forward contracts.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the contingent consideration obligations related to our acquisitions is valued using Level 3 inputs.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	June 30, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$3,903	$3,903	$—	$—

Total assets	$3,903	$3,903	$—	$—

Liabilities:
Foreign exchange forward contracts (1)	$10	$—	$10	$—
Contingent consideration obligations (2)	173,527	—	—	173,527

Total liabilities	$173,537	$—	$10	$173,527

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$3,340	$3,340	$—	$—

Total assets	$3,340	$3,340	$—	$—

Liabilities: Foreign exchange forward contracts (1)	$447	$—	$447	$—
Contingent consideration obligations (2)	140,047	—	—	140,047

Total liabilities	$140,494	$—	$447	$140,047

(1)	The fair value of the foreign exchange forward contracts was measured using readily observable market inputs, such as quotations on forward foreign exchange points and foreign interest rates.
(2)	The fair value measurements for our contingent consideration obligations relate to acquisitions completed after January 1, 2009 and are valued using Level 3 inputs. We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases (decreases) in any of these inputs in isolation could result in significantly higher (lower) fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations.

Changes in the fair value of our Level 3 contingent consideration obligations during the six months ended June 30, 2012 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2012	$140,047
Acquisition date fair value of contingent consideration obligations recorded	45,500
Foreign currency	89
Payments	(10,472)
Present value accretion	9,052
Adjustments, net (income) expense	(10,689)

Fair value of contingent consideration obligations, June 30, 2012	$173,527

At June 30, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt were $3.5 billion at June 30, 2012. The carrying amount and estimated fair value of our long-term debt were $3.3 billion at December 31, 2011. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future.

(12) Defined Benefit Pension Plan

Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$—	$—	$—	$—
Interest cost	199	205	397	407
Expected return on plan assets	(153)	(157)	(305)	(312)
Amortization of prior service costs	104	108	208	214
Realized losses	—	—	—	—

Net periodic benefit cost	$150	$156	$300	$309

(13) Financial Information by Segment

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Professional Diagnostics	Health Management	Consumer Diagnostics	Corporate and Other	Total
Three Months Ended June 30, 2012:
Net revenue	$540,110	$138,590	$21,817	$—	$700,517
Operating income (loss)	$63,251	$(12,666)	$2,699	$(18,930)	$34,354
Depreciation and amortization	$83,413	$24,065	$1,178	$244	$108,900
Restructuring charge	$817	$539	$—	$9	$1,365
Stock-based compensation	$—	$—	$—	$4,368	$4,368
Three Months Ended June 30, 2011:
Net revenue	$409,074	$135,572	$22,539	$—	$567,185
Operating income (loss)	$49,304	$(15,154)	$1,902	$(19,898)	$16,154
Depreciation and amortization	$72,343	$27,329	$1,320	$149	$101,141
Restructuring charge	$2,880	$6,368	$—	$1,050	$10,298
Stock-based compensation	$—	$—	$—	$6,181	$6,181
Six Months Ended June 30, 2012:
Net revenue	$1,058,467	$269,374	$43,805	$—	$1,371,646
Operating income (loss)	$133,430	$(32,022)	$3,064	$(35,060)	$69,412
Depreciation and amortization	$160,881	$47,839	$2,437	$465	$211,622
Non-cash charge associated with acquired inventory	$4,681	$—	$—	$—	$4,681
Restructuring charge	$5,611	$1,256	$—	$26	$6,893
Stock-based compensation	$—	$—	$—	$8,242	$8,242
Six Months Ended June 30, 2011:
Net revenue	$824,886	$278,635	$46,128	$—	$1,149,649
Operating income (loss)	$109,566	$(27,087)	$5,263	$(40,683)	$47,059
Depreciation and amortization	$137,592	$55,643	$2,579	$302	$196,116
Restructuring charge	$4,858	$10,589	$—	$1,050	$16,497
Stock-based compensation	$—	$—	$—	$11,989	$11,989
Assets:
As of June 30, 2012	$5,774,526	$545,559	$185,554	$421,816	$6,927,455
As of December 31, 2011	$5,826,756	$624,305	$199,422	$22,218	$6,672,701

The following tables summarize our net revenue from the professional diagnostics and health management reporting segments by groups of similar products and services for the three and six months ended June 30, 2012 and 2011 (in thousands):

Professional Diagnostics Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cardiology	$125,597	$132,854	$264,423	$262,709
Infectious disease	137,821	122,494	288,837	262,920
Toxicology	159,922	88,833	281,662	174,337
Diabetes	36,797	—	64,958	—
Other	76,736	60,034	152,442	114,034

Net product sales and services revenue	536,873	404,215	1,052,322	814,000
License and royalty revenue	3,237	4,859	6,145	10,886

Professional diagnostics net revenue	$540,110	$409,074	$1,058,467	$824,886

Health Management Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Disease and case management	$54,512	$61,222	$107,894	$122,677
Wellness	29,567	26,137	56,591	55,942
Women’s & children’s health	31,313	28,466	61,084	57,041
Patient self-testing services	23,198	19,747	43,805	42,975

Health management net revenue	$138,590	$135,572	$269,374	$278,635

(14) Related Party Transactions

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

We had a net receivable from the joint venture of $3.7 million and $2.5 million as of June 30, 2012 and December 31, 2011, respectively. Included in the $3.7 million receivable balance as of June 30, 2012 is approximately $1.6 million of costs incurred in connection with our 2008 SPD-related restructuring plans. Included in the $2.5 million receivable balance as of December 31, 2011 is approximately $1.5 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $14.1 million and $15.5 million as of June 30, 2012 and December 31, 2011, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $7.0 million and $7.3 million as of June 30, 2012 and December 31, 2011, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $14.5 million and $31.6 million during the three and six months ended June 30, 2012, respectively, and $16.3 million and $32.6 million during the three and six months ended June 30, 2011, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.3 million and $0.6 million during the three and six months ended June 30, 2012, respectively, and $0.3 million and $0.6 million during the three and six months ended June 30, 2011, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.

Under the terms of our product supply agreement, the joint venture purchases products from our manufacturing facilities in the U.K. and China. The joint venture in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $6.4 million and $8.9 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively, and $17.6 million and $19.3 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011, respectively. During the six months ended June 30, 2012, we received $6.1 million in cash from SPD as a return of capital.

(15) Material Contingencies and Legal Settlements

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

(b) Acquisition-related Contingent Consideration Obligations

The following summarizes our principal contractual acquisition-related contingent consideration obligations as of June 30, 2012 that have changed significantly since December 31, 2011. Other acquisition-related contingent consideration obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011, but which are omitted below, represent those that have not changed significantly since that date.

•	AmMed

With respect to AmMed, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain operational targets within six months of the acquisition date. The maximum amount of the earn-out payment is $2.0 million.

•	Capital Toxicology

The initial terms of the acquisition agreement for Capital Toxicology, LLC, provided for an earn-out calculated based on the amount, if any, by which EBITDA derived from the acquired business exceeded specified targets during each of the calendar years 2011 and 2012. A portion of the earn-out for the 2011 calendar year totaling approximately $2.1 million was earned and accrued as of December 31, 2011. During the first quarter of 2012, the acquisition agreement was modified to base the earn-out on the excess of actual cash collections for 2011 sales over 2011 expenses rather than EBITDA. This new criteria resulted in an incremental $2.9 million accrual related to the earn-out for the 2011 calendar year based on cash collections through March 31, 2011. $4.1 million was paid in respect of the earn-out for the 2011 calendar year during the second quarter of 2012. An additional payment may be made based on incremental cash collections for 2011 sales received prior to August 31, 2012. The maximum potential remaining amount of the earn-out payments for both the 2011 and 2012 calendar years is approximately $11.9 million.

•	eScreen

With respect to eScreen, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain financial targets during calendar years 2012 through 2014. The maximum amount of the earn-out payments is $70.0 million.

•	Standing Stone

With respect to Standing Stone, the terms of the acquisition agreement require us to pay earn-outs and employee bonuses upon successfully meeting certain operational, product development and revenue targets during the period from the date of acquisition through calendar year 2013. A cash earn-out payment totaling approximately $5.5 million and employee bonus payments totaling approximately $0.3 million for the achievement of the first two milestones were made during the second quarter of 2012. The maximum remaining amount of the earn-out payments is approximately $5.5 million. The maximum remaining amount of the employee bonuses is $0.3 million.

(c) Acquisition-related Obligations

•	Standing Stone

Under the terms of the acquisition agreement we acquired the remaining 19.08% of the issued and outstanding capital stock of Standing Stone, the holders of which were officers and employees of Standing Stone, in May 2012 for an aggregate purchase price of approximately $2.6 million.

(d) FDA Inspection and Office of Inspector General Subpoena

In March 2012, the Food & Drug Administration, or FDA, began an inspection of our San Diego facility related to our Alere Triage products. During the inspection, the FDA expressed concern about the alignment between certain aspects of our labeling for the Alere Triage products and the quality control release specifications that had been in effect prior to the inspection. As a result and as previously disclosed, we implemented two recalls of Alere Triage products during the second quarter of 2012. We also implemented interim quality control release specifications and agreed to implement final, tighter quality control release specifications by September 30, 2012. In June 2012, the FDA closed the inspection, and we received inspectional observations on FDA Form 483. We have provided the FDA with a written response to the 483 that describes proposed actions for resolving each of the inspectional observations. We have already completed a number of these actions and are working to implement the others. In addition, we are in the process of implementing product and process changes which we hope will ultimately improve manufacturing yield rates under both the interim release specifications, which we have been shipping against since early April 2012, and the final release specifications, which have not yet been determined. Because our average manufacturing yields under the interim release standards for certain Alere Triage meter-based products, most notably our cardiac panel and toxicology tests, have generally been lower than our average yields under previous standards, we have increased production substantially in order to increase the available supply of those products. These efforts have increased our manufacturing costs, and we expect that our costs will continue to increase as we prepare to meet the final release specifications due to be implemented by September 30, 2012. We expect to continue to experience supply constraints and increased manufacturing costs during the remainder of 2012 despite our increases in production.

Also, in May 2012, we received a subpoena from the Office of Inspector General of the Department of Health and Human Services. The subpoena seeks documents relating primarily to the quality control testing and performance characteristics of Alere Triage products. We are cooperating with the government and are in the process of responding to the subpoena.

We are unable to predict when these matters will be resolved or what action, if any, the government will take in connection with these matters. Also, except for anticipated increases in manufacturing costs and decreased profitability for our Alere Triage products, we are unable to predict what impact, if any, these matters or ensuing proceedings, if any, will have on our financial condition, results of operations or cash flows.

(16) Recent Accounting Pronouncements

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

(17) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

In May 2007, we completed the formation of SPD, our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form SPD, we ceased to consolidate the operating results of our consumer diagnostics business related to SPD. We recorded earnings of $3.3 million and $6.1 million during the three and six months ended June 30, 2012, respectively, and we recorded losses of $0.9 million and $0.5 million during the three and six months ended June 30, 2011, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net income (losses) for the respective periods.

(b) TechLab

In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic-associated diarrhea and parasitology. We recorded earnings of $0.5 million and $1.2 million during the three and six months ended June 30, 2012, respectively, and we recorded earnings of $0.6 million and $1.2 million during the three and six months ended June 30, 2011, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

Combined Condensed Results of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$58,308	$61,088	$110,833	$116,642

Gross profit	$35,585	$36,900	$70,764	$72,365

Net income (loss) after taxes	$7,691	$(550)	$14,684	$1,284

Combined Condensed Balance Sheets:

	June 30, 2012	December 31, 2011
Current assets	$81,312	$84,376
Non-current assets	39,651	37,659

Total assets	$120,963	$122,035

Current liabilities	$47,344	$49,453
Non-current liabilities	7,091	6,326

Total liabilities	$54,435	$55,779

(18) Guarantor Financial Information

Our 9% senior subordinated notes due 2016, our 7.875% senior notes due 2016, and our 8.625% senior subordinated notes due 2018 are guaranteed by certain of our consolidated wholly owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of June 30, 2012 and December 31, 2011, the related statements of operations and statements of comprehensive income for each of the three and six months ended June 30, 2012 and 2011, respectively, and the statements of cash flows for the six months ended June 30, 2012 and 2011, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$202,249	$290,714	$(29,538)	$463,425
Services revenue	—	152,856	80,999	—	233,855

Net product sales and services revenue	—	355,105	371,713	(29,538)	697,280
License and royalty revenue	—	9,536	2,656	(8,955)	3,237

Net revenue	—	364,641	374,369	(38,493)	700,517

Cost of net product sales	857	94,152	156,513	(29,024)	222,498
Cost of services revenue	—	79,691	40,868	—	120,559

Cost of net product sales and services revenue	857	173,843	197,381	(29,024)	343,057
Cost of license and royalty revenue	—	—	10,807	(8,955)	1,852

Cost of net revenue	857	173,843	208,188	(37,979)	344,909

Gross profit (loss)	(857)	190,798	166,181	(514)	355,608

Operating expenses:
Research and development	5,873	17,186	17,388	—	40,447
Sales and marketing	819	77,219	81,284	—	159,322
General and administrative	14,567	46,670	60,248	—	121,485

Total operating expenses	21,259	141,075	158,920	—	321,254

Operating income (loss)	(22,116)	49,723	7,261	(514)	34,354
Interest expense, including amortization of original issue discounts and deferred financing costs	(53,969)	(10,879)	(3,883)	13,200	(55,531)
Other income (expense), net	3,988	15,837	(2,814)	(13,200)	3,811

Income (loss) before provision (benefit) for income taxes	(72,097)	54,681	564	(514)	(17,366)
Provision (benefit) for income taxes	(19,750)	23,233	(3,855)	(117)	(489)

Income (loss) before equity earnings of unconsolidated entities, net of tax	(52,347)	31,448	4,419	(397)	(16,877)
Equity in earnings of subsidiaries, net of tax	38,982	(185)	—	(38,797)	—
Equity earnings of unconsolidated entities, net of tax	486	—	3,502	10	3,998

Net income (loss)	(12,879)	31,263	7,921	(39,184)	(12,879)
Less: Net income attributable to non-controlling interests	—	—	36	—	36

Net income (loss) attributable to Alere Inc. and Subsidiaries	(12,879)	31,263	7,885	(39,184)	(12,915)
Preferred stock dividends	(5,279)	—	—	—	(5,279)

Net income (loss) available to common stockholders	$(18,158)	$31,263	$7,885	$(39,184)	$(18,194)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$216,256	$214,803	$(32,254)	$398,805
Services revenue	—	147,007	16,568	—	163,575

Net product sales and services revenue	—	363,263	231,371	(32,254)	562,380
License and royalty revenue	—	2,746	3,920	(1,861)	4,805

Net revenue	—	366,009	235,291	(34,115)	567,185

Cost of net product sales	659	101,244	120,279	(31,849)	190,333
Cost of services revenue	—	76,100	6,395	—	82,495

Cost of net product sales and services revenue	659	177,344	126,674	(31,849)	272,828
Cost of license and royalty revenue	—	—	3,490	(1,861)	1,629

Cost of net revenue	659	177,344	130,164	(33,710)	274,457

Gross profit (loss)	(659)	188,665	105,127	(405)	292,728

Operating expenses:
Research and development	5,237	15,889	20,222	—	41,348
Sales and marketing	298	83,954	56,136	—	140,388
General and administrative	13,737	59,626	21,475	—	94,838

Total operating expenses	19,272	159,469	97,833	—	276,574

Operating income (loss)	(19,931)	29,196	7,294	(405)	16,154
Interest expense, including amortization of original issue discounts and deferred financing costs	(35,845)	(46,875)	(3,863)	18,021	(68,562)
Other income (expense), net	2,341	12,634	3,483	(18,021)	437

Income (loss) from continuing operations before provision (benefit) for income taxes	(53,435)	(5,045)	6,914	(405)	(51,971)
Provision (benefit) for income taxes	(44,788)	(81)	2,133	—	(42,736)

Income (loss) from continuing operations before equity earnings (losses) of unconsolidated entities, net of tax	(8,647)	(4,964)	4,781	(405)	(9,235)
Equity in earnings of subsidiaries, net of tax	(1,484)	655	—	829	—
Equity earnings (losses) of unconsolidated entities, net of tax	689	—	(842)	(54)	(207)

Net income (loss)	(9,442)	(4,309)	3,939	370	(9,442)
Less: Net loss attributable to non-controlling interests	—	—	(40)	—	(40)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(9,442)	(4,309)	3,979	370	(9,402)
Preferred stock dividends	(5,515)	—	—	—	(5,515)
Preferred stock repurchase	10,248	—	—	—	10,248

Net income (loss) available to common stockholders	$(4,709)	$(4,309)	$3,979	$370	$(4,669)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$421,465	$580,514	$(62,767)	$939,212
Services revenue	—	298,989	127,300	—	426,289

Net product sales and services revenue	—	720,454	707,814	(62,767)	1,365,501
License and royalty revenue	—	13,765	5,277	(12,897)	6,145

Net revenue	—	734,219	713,091	(75,664)	1,371,646

Cost of net product sales	1,707	198,073	310,392	(62,120)	448,052
Cost of services revenue	—	157,394	54,025	—	211,419

Cost of net product sales and services revenue	1,707	355,467	364,417	(62,120)	659,471
Cost of license and royalty revenue	—	—	16,393	(12,897)	3,496

Cost of net revenue	1,707	355,467	380,810	(75,017)	662,967

Gross profit (loss)	(1,707)	378,752	332,281	(647)	708,679

Operating expenses:
Research and development	11,069	33,762	34,616	—	79,447
Sales and marketing	1,876	154,778	161,246	—	317,900
General and administrative	26,198	104,971	110,751	—	241,920

Total operating expenses	39,143	293,511	306,613	—	639,267

Operating income (loss)	(40,850)	85,241	25,668	(647)	69,412
Interest expense, including amortization of original issue discounts and deferred financing costs	(103,685)	(21,885)	(7,198)	26,510	(106,258)
Other income (expense), net	(4,086)	25,265	20,973	(26,510)	15,642

Income (loss) before provision (benefit) for income taxes	(148,621)	88,621	39,443	(647)	(21,204)
Provision (benefit) for income taxes	(46,748)	35,538	9,312	(46)	(1,944)

Income (loss) before equity earnings of unconsolidated entities, net of tax	(101,873)	53,083	30,131	(601)	(19,260)
Equity in earnings of subsidiaries, net of tax	88,877	(533)	—	(88,344)	—
Equity earnings of unconsolidated entities, net of tax	1,146	—	6,238	26	7,410

Net income (loss)	(11,850)	52,550	36,369	(88,919)	(11,850)
Less: Net loss attributable to non-controlling interests	—	—	(149)	—	(149)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(11,850)	52,550	36,518	(88,919)	(11,701)
Preferred stock dividends	(10,588)	—	—	—	(10,588)

Net income (loss) available to common stockholders	$(22,438)	$52,550	$36,518	$(88,919)	$(22,289)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$454,232	$414,773	$(62,957)	$806,048
Services revenue	—	298,532	32,595	—	331,127

Net product sales and services revenue	—	752,764	447,368	(62,957)	1,137,175
License and royalty revenue	—	5,220	10,553	(3,299)	12,474

Net revenue	—	757,984	457,921	(66,256)	1,149,649

Cost of net product sales	1,429	208,406	232,414	(62,229)	380,020
Cost of services revenue	—	154,635	12,576	—	167,211

Cost of net product sales and services revenue	1,429	363,041	244,990	(62,229)	547,231
Cost of license and royalty revenue	—	—	6,782	(3,299)	3,483

Cost of net revenue	1,429	363,041	251,772	(65,528)	550,714

Gross profit (loss)	(1,429)	394,943	206,149	(728)	598,935

Operating expenses:
Research and development	9,978	33,670	34,242	—	77,890
Sales and marketing	949	166,814	105,834	—	273,597
General and administrative	28,373	119,827	52,189	—	200,389

Total operating expenses	39,300	320,311	192,265	—	551,876

Operating income (loss)	(40,729)	74,632	13,884	(728)	47,059
Interest expense, including amortization of original issue discounts and deferred financing costs	(61,451)	(75,054)	(8,232)	37,870	(106,867)
Other income (expense), net	5,706	26,488	8,449	(37,870)	2,773

Income (loss) from continuing operations before provision (benefit) for income taxes	(96,474)	26,066	14,101	(728)	(57,035)
Provision (benefit) for income taxes	(65,583)	14,055	4,587	(125)	(47,066)

Income (loss) from continuing operations before equity earnings (losses) of unconsolidated entities, net of tax	(30,891)	12,011	9,514	(603)	(9,969)
Equity in earnings of subsidiaries, net of tax	20,569	655	—	(21,224)	—
Equity earnings (losses) of unconsolidated entities, net of tax	1,157	—	(352)	(1)	804

Net income (loss)	(9,165)	12,666	9,162	(21,828)	(9,165)
Less: Net income attributable to non-controlling interests	—	—	22	—	22

Net income (loss) attributable to Alere Inc. and Subsidiaries	(9,165)	12,666	9,140	(21,828)	(9,187)
Preferred stock dividends	(11,324)	—	—	—	(11,324)
Preferred stock repurchase	23,936	—	—	—	23,936

Net income (loss) available to common stockholders	$3,447	$12,666	$9,140	$(21,828)	$3,425

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(12,879)	$31,263	$7,921	$(39,184)	$(12,879)

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	(562)	4	(34,142)	(2,077)	(36,777)
Unrealized gains on available for sale securities	356	—	3	—	359
Unrealized gains on hedging instruments	—	—	(652)	—	(652)
Minimum pension liability adjustment	—	—	4	—	4

Other comprehensive income, before tax	(206)	4	(34,787)	(2,077)	(37,066)
Income tax benefit related to items of other comprehensive income	—	—	—	—	—

Other comprehensive income, net of tax	(206)	4	(34,787)	(2,077)	(37,066)

Comprehensive income (loss)	(13,085)	31,267	(26,866)	(41,261)	(49,945)
Less: Comprehensive loss attributable to non-controlling interests	—	—	36	—	36

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(13,085)	$31,267	$(26,902)	$(41,261)	$(49,981)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended June 30, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(9,442)	$(4,309)	$3,939	$370	$(9,442)

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	271	35	14,963	1,837	17,106
Unrealized gains (losses) on available for sale securities	(107)	—	3	—	(104)
Unrealized gains on hedging instruments	10,371	—	—	—	10,371
Minimum pension liability adjustment	—	—	118	—	118

Other comprehensive income, before tax	10,535	35	15,084	1,837	27,491
Income tax provision (benefit) related to items of other comprehensive income	3,993	—	—	—	3,993

Other comprehensive income, net of tax	6,542	35	15,084	1,837	23,498

Comprehensive income (loss)	(2,900)	(4,274)	19,023	2,207	14,056
Less: Comprehensive income attributable to non-controlling interests	—	—	(40)	—	(40)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(2,900)	$(4,274)	$19,063	$2,207	$14,096

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(11,850)	$52,550	$36,369	$(88,919)	$(11,850)

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	(232)	77	729	(1,412)	(838)
Unrealized gains on available for sale securities	785	—	5	—	790
Unrealized gains on hedging instruments	17	—	438	—	455
Minimum pension liability adjustment	—	—	(120)	—	(120)

Other comprehensive income, before tax	570	77	1,052	(1,412)	287
Income tax benefit related to items of other comprehensive income	—	—	—	—	—

Other comprehensive income, net of tax	570	77	1,052	(1,412)	287

Comprehensive income (loss)	(11,280)	52,627	37,421	(90,331)	(11,563)
Less: Comprehensive loss attributable to non-controlling interests	—	—	(149)	—	(149)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(11,280)	$52,627	$37,570	$(90,331)	$(11,414)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(9,165)	$12,666	$9,162	$(21,828)	$(9,165)

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	879	173	32,199	5,370	38,621
Unrealized gains (losses) on available for sale securities	66	—	(385)	—	(319)
Unrealized gains on hedging instruments	11,988	—	—	—	11,988
Minimum pension liability adjustment	—	—	80	—	80

Other comprehensive income, before tax	12,933	173	31,894	5,370	50,370
Income tax provision (benefit) related to items of other comprehensive income	4,663	—	(51)	—	4,612

Other comprehensive income, net of tax	8,270	173	31,945	5,370	45,758

Comprehensive income (loss)	(895)	12,839	41,107	(16,458)	36,593
Less: Comprehensive income attributable to non-controlling interests	—	—	22	—	22

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(895)	$12,839	$41,085	$(16,458)	$36,571

CONSOLIDATING BALANCE SHEET

June 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,889	$66,881	$222,969	$—	$303,739
Restricted cash	—	1,580	1,519	—	3,099
Marketable securities	—	754	109	—	863
Accounts receivable, net of allowances	—	184,607	316,469	—	501,076
Inventories, net	—	131,371	191,636	(6,110)	316,897
Deferred tax assets	8,260	22,262	5,333	2,003	37,858
Receivable from joint venture, net	—	1,768	1,967	—	3,735
Prepaid expenses and other current assets	298,810	(258,950)	87,646	(16)	127,490
Intercompany receivables	375,194	465,526	68,885	(909,605)	—

Total current assets	696,153	615,799	896,533	(913,728)	1,294,757
Property, plant and equipment, net	2,375	262,137	236,620	(334)	500,798
Goodwill	—	1,528,269	1,425,282	—	2,953,551
Other intangible assets with indefinite lives	—	7,100	46,069	—	53,169
Finite-lived intangible assets, net	25,401	929,095	950,226	—	1,904,722
Deferred financing costs, net and other non-current assets	87,094	5,834	9,124	(26)	102,026
Receivable from joint venture, net of current portion	—	—	14,115	—	14,115
Investments in subsidiaries	3,516,106	50,884	3,000	(3,569,990)	—
Investments in unconsolidated entities	33,723	—	56,348	—	90,071
Marketable securities	3,040	—	—	—	3,040
Deferred tax assets	—	—	11,206	—	11,206
Intercompany notes receivable	2,101,767	841,610	10,655	(2,954,032)	—

Total assets	$6,465,659	$4,240,728	$3,659,178	$(7,438,110)	$6,927,455

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,000	$239	$9,583	$—	$54,822
Current portion of capital lease obligations	—	1,434	3,916	—	5,350
Accounts payable	5,919	55,960	100,971	—	162,850
Accrued expenses and other current liabilities	62,217	115,090	219,677	(514)	396,470
Intercompany payables	457,964	127,612	324,028	(909,604)	—

Total current liabilities	571,100	300,335	658,175	(910,118)	619,492

Long-term liabilities:
Long-term debt, net of current portion	3,465,318	—	23,732	—	3,489,050
Capital lease obligations, net of current portion	—	1,472	8,757	—	10,229
Deferred tax liabilities	(22,885)	278,262	180,315	555	436,247
Other long-term liabilities	21,933	43,588	115,914	(26)	181,409
Intercompany notes payables	241,420	1,642,960	1,066,117	(2,950,497)	—

Total long-term liabilities	3,705,786	1,966,282	1,394,835	(2,949,968)	4,116,935

Stockholders’ equity	2,188,773	1,974,111	1,603,913	(3,578,024)	2,188,773
Non-controlling interests	—	—	2,255	—	2,255

Total equity	2,188,773	1,974,111	1,606,168	(3,578,024)	2,191,028

Total liabilities and equity	$6,465,659	$4,240,728	$3,659,178	$(7,438,110)	$6,927,455

CONSOLIDATING BALANCE SHEET

December 31, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,451	$85,838	$200,884	$—	$299,173
Restricted cash	—	1,591	7,396	—	8,987
Marketable securities	—	770	316	—	1,086
Accounts receivable, net of allowances	—	199,547	276,277	—	475,824
Inventories, net	—	136,091	189,886	(5,708)	320,269
Deferred tax assets	10,912	22,813	7,266	1,984	42,975
Receivable from joint venture, net	—	2,301	202	—	2,503
Prepaid expenses and other current assets	(74,078)	138,329	78,659	—	142,910
Intercompany receivables	397,914	426,136	27,871	(851,921)	—

Total current assets	347,199	1,013,416	788,757	(855,645)	1,293,727
Property, plant and equipment, net	2,542	274,588	214,206	(131)	491,205
Goodwill	—	1,530,324	1,295,791	(4,844)	2,821,271
Other intangible assets with indefinite lives	—	7,100	62,446	—	69,546
Finite-lived intangible assets, net	28,685	1,011,852	745,388	—	1,785,925
Deferred financing costs, net, and other non-current assets	88,153	5,532	4,101	—	97,786
Receivable from joint venture, net of current portion	—	—	15,455	—	15,455
Investments in subsidiaries	3,586,625	32,512	3,005	(3,622,142)	—
Investments in unconsolidated entities	29,021	—	56,117	—	85,138
Marketable securities	2,254	—	—	—	2,254
Deferred tax assets	—	—	10,394	—	10,394
Intercompany notes receivable	1,934,366	(196,820)	—	(1,737,546)	—

Total assets	$6,018,845	$3,678,504	$3,195,660	$(6,220,308)	$6,672,701

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$43,000	$—	$18,092	$—	$61,092
Current portion of capital lease obligations	—	1,550	4,533	—	6,083
Short-term debt	6,240	—	—	—	6,240
Accounts payable	6,704	53,978	94,782	—	155,464
Accrued expenses and other current liabilities	(259,010)	455,366	199,217	—	395,573
Intercompany payables	429,644	104,257	318,018	(851,919)	—

Total current liabilities	226,578	615,151	634,642	(851,919)	624,452

Long-term liabilities:
Long-term debt, net of current portion	3,243,341	—	24,110	—	3,267,451
Capital lease obligations, net of current portion	—	2,175	10,454	—	12,629
Deferred tax liabilities	(25,936)	303,837	102,730	69	380,700
Other long-term liabilities	24,407	47,135	81,856	—	153,398
Intercompany notes payables	321,221	658,573	754,650	(1,734,444)	—

Total long-term liabilities	3,563,033	1,011,720	973,800	(1,734,375)	3,814,178

Redeemable non-controlling interest	—	—	2,497	—	2,497

Stockholders’ equity	2,229,234	2,051,633	1,582,381	(3,634,014)	2,229,234
Non-controlling interests	—	—	2,340	—	2,340

Total equity	2,229,234	2,051,633	1,584,721	(3,634,014)	2,231,574

Total liabilities and equity	$6,018,845	$3,678,504	$3,195,660	$(6,220,308)	$6,672,701

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(11,850)	$52,550	$36,369	$(88,919)	$(11,850)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(88,877)	533	—	88,344	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	10,568	110	53	—	10,731
Depreciation and amortization	3,195	112,083	96,298	46	211,622
Non-cash charges for sale of inventories revalued at the date of acquisition	—	1,400	3,281	—	4,681
Non-cash stock-based compensation expense	2,166	3,065	3,011	—	8,242
Impairment of inventory	—	5	—	—	5
Impairment of long-lived assets	—	219	—	—	219
(Gain) loss on sale of property, plant and equipment	—	(5,900)	28	—	(5,872)
Equity earnings of unconsolidated entities, net of tax	(1,146)	—	(6,238)	(26)	(7,410)
Deferred income taxes	7,771	(23,924)	(11,201)	(46)	(27,400)
Other non-cash items	(883)	—	—	—	(883)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	14,939	(20,370)	—	(5,431)
Inventories, net	—	2,785	(7,642)	445	(4,412)
Prepaid expenses and other current assets	(372,901)	397,279	(7,529)	17	16,866
Accounts payable	(786)	2,571	(16,032)	—	(14,247)
Accrued expenses and other current liabilities	327,975	(338,223)	10,396	(514)	(366)
Other non-current liabilities	(6,781)	(2,210)	255	471	(8,265)
Intercompany payable (receivable)	231,769	(224,541)	(7,228)	—	—

Net cash provided by (used in) operating activities	100,220	(7,259)	73,451	(182)	166,230

Cash Flows from Investing Activities:
Decrease in restricted cash	—	12	5,876	—	5,888
Purchases of property, plant and equipment	(1,028)	(33,616)	(35,717)	900	(69,461)
Proceeds from sale of property, plant and equipment	—	21,927	495	(745)	21,677
Cash paid for acquisitions, net of cash acquired	(296,189)	—	(14,051)	—	(310,240)
Cash received from sales of marketable securities	—	15	211	—	226
Net cash received from equity method investments	490	—	6,066	—	6,556
(Increase) decrease in other assets	(8,973)	580	652	27	(7,714)

Net cash provided by (used in) investing activities	(305,700)	(11,082)	(36,468)	182	(353,068)

Cash Flows from Financing Activities:
Cash paid for financing costs	(2,013)	—	—	—	(2,013)
Cash paid for contingent purchase price consideration	(6,500)	—	—	—	(6,500)
Proceeds from issuance of common stock, net of issuance costs	8,697	—	—	—	8,697
Proceeds from issuance of long-term debt	198,000	951	283	—	199,234
Payments on long-term debt	(22,000)	(712)	(7,172)	—	(29,884)
Net proceeds under revolving credit facilities	47,500	—	(5,013)	—	42,487
Payments on short-term debt	(6,240)	—	—	—	(6,240)
Cash paid for dividends	(10,646)	—	—	—	(10,646)
Excess tax benefits on exercised stock options	120	74	16	—	210
Principal payments on capital lease obligations	—	(851)	(2,468)	—	(3,319)
Other	—	—	(2,577)	—	(2,577)

Net cash provided by (used in) financing activities	206,918	(538)	(16,931)	—	189,449

Foreign exchange effect on cash and cash equivalents	—	(78)	2,033	—	1,955

Net increase (decrease) in cash and cash equivalents	1,438	(18,957)	22,085	—	4,566
Cash and cash equivalents, beginning of period	12,451	85,838	200,884	—	299,173

Cash and cash equivalents, end of period	$13,889	$66,881	$222,969	$—	$303,739

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2011

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(9,165)	$12,666	$9,162	$(21,828)	$(9,165)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(20,569)	(655)	—	21,224	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	3,718	23,595	277	—	27,590
Depreciation and amortization	1,751	130,800	63,856	(291)	196,116
Non-cash stock-based compensation expense	3,490	4,589	3,910	—	11,989
Impairment of inventory	—	172	294	—	466
Impairment of long-lived assets	2	632	323	—	957
Impairment of intangible assets	—	2,935	—	—	2,935
Loss on sale of property, plant and equipment	3	966	301	—	1,270
Gain on sales of marketable securities	—	—	(331)	—	(331)
Equity earnings of unconsolidated entities, net of tax	(1,157)	—	352	1	(804)
Deferred income taxes	(15,821)	(32,837)	(12,268)	(2,417)	(63,343)
Other non-cash items	1,269	1,620	(7,392)	—	(4,503)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	12,818	(16,459)	—	(3,641)
Inventories, net	—	2,657	(10,633)	677	(7,299)
Prepaid expenses and other current assets	(14,544)	(8,037)	(13,471)	—	(36,052)
Accounts payable	993	8,689	3,842	—	13,524
Accrued expenses and other current liabilities	(25,705)	51,390	(10,256)	2,292	17,721
Other non-current liabilities	9,288	2,011	(228)	—	11,071
Intercompany payable (receivable)	(1,047,338)	1,013,063	34,275	—	—

Net cash provided by (used in) operating activities	(1,113,785)	1,227,074	45,554	(342)	158,501

Cash Flows from Investing Activities:
Decrease (increase) in restricted cash	—	160	(126)	—	34
Purchases of property, plant and equipment	(896)	(36,354)	(30,666)	286	(67,630)
Proceeds from sale of property, plant and equipment	—	626	209	—	835
Proceeds from disposition of business	—	—	11,490	—	11,490
Cash paid for acquisitions, net of cash acquired	(34,644)	(3,400)	(69,316)	—	(107,360)
Cash received from sales of marketable securities	—	—	7,919	—	7,919
Net cash received from equity method investments	490	—	—	—	490
Increase in other assets	(20,340)	(11,548)	(213)	—	(32,101)

Net cash provided by (used in) investing activities	(55,390)	(50,516)	(80,703)	286	(186,323)

Cash Flows from Financing Activities:
Cash paid for financing costs	(63,895)	(804)	—	—	(64,699)
Cash paid for contingent purchase price consideration	(24,459)	(248)	—	—	(24,707)
Proceeds from issuance of common stock, net of issuance costs	17,829	—	—	—	17,829
Repurchase of preferred stock	(99,068)	—	—	—	(99,068)
Proceeds from issuance of long-term debt	1,550,000	937	1,187	—	1,552,124
Payments on long-term debt	—	(1,192,086)	(1,229)	—	(1,193,315)
Net proceeds under revolving credit facilities	—	—	3,335	—	3,335
Repurchase of common stock	(926)	—	—	—	(926)
Cash paid for dividends	(68)	—	—	—	(68)
Excess tax benefits on exercised stock options	1,010	435	259	—	1,704
Principal payments on capital lease obligations	—	(1,040)	(254)	—	(1,294)
Other	(10,140)	—	(209)	—	(10,349)

Net cash provided by (used in) financing activities	1,370,283	(1,192,806)	3,089	—	180,566

Foreign exchange effect on cash and cash equivalents	—	259	2,297	56	2,612
Net increase (decrease) in cash and cash equivalents	201,108	(15,989)	(29,763)	—	155,356
Cash and cash equivalents, beginning of period	101,666	116,112	183,528	—	401,306

Cash and cash equivalents, end of period	$302,774	$100,123	$153,765	$—	$556,662

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements in this item include, without limitation, statements regarding anticipated expansion and growth in certain of our product and service offerings, the impact of our research and development activities, potential new product and technology achievements, the potential for selective acquisitions, our ability to improve our working capital and operating margins, our expectations with respect to Apollo, our integrated health management technology platform, our ability to improve care and lower healthcare costs for both providers and patients, our predictions regarding the regulatory matters relating to our Triage products, the impact of recent and anticipated changes to our quality control release specifications, the financial consequences of any recall or our revised and future quality control release specifications, our predictions regarding our ability to meet customer demand, and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

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

FDA and OIG Matters Relating to Alere Triage Products

In March 2012, the Food & Drug Administration, or FDA, began an inspection of our San Diego facility related to our Alere Triage products. During the inspection, the FDA expressed concern about the alignment between certain aspects of our labeling for the Alere Triage products and the quality control release specifications that had been in effect prior to the inspection. As a result and as previously disclosed, we implemented two recalls of Alere Triage products during the second quarter of 2012. We also implemented interim quality control release specifications and agreed to implement final, tighter quality control release specifications by September 30, 2012. In June 2012, the FDA closed the inspection, and we received inspectional observations on FDA Form 483. We have provided the FDA with a written response to the 483 that describes proposed actions for resolving each of the inspectional observations. We have already completed a number of these actions and are working to implement the others. In addition, we are in the process of implementing product and process changes which we hope will ultimately improve manufacturing yield rates under both the interim release specifications, which we have been shipping against since early April 2012, and the final release specifications, which have not yet been determined. Because our average manufacturing yields under the interim release standards for certain Alere Triage meter-based products, most notably our cardiac panel and toxicology tests, have generally been lower than our average yields under previous standards, we have increased production substantially in order to increase the available supply of those products. These efforts have increased our manufacturing costs, and we expect that our costs will continue to increase as we prepare to meet the final release specifications due to be implemented by September 30, 2012. We expect to continue to experience supply constraints and increased manufacturing costs during the remainder of 2012 despite our increases in production.

Also, in May 2012, we received a subpoena from the Office of Inspector General of the Department of Health and Human Services. The subpoena seeks documents relating primarily to the quality control testing and performance characteristics of Alere Triage products. We are cooperating with the government and are in the process of responding to the subpoena.

We are unable to predict when these matters will be resolved or what action, if any, the government will take in connection with these matters. Also, except for anticipated increases in manufacturing costs and decreased profitability for our Alere Triage products, we are unable to predict what impact, if any, these matters or ensuing proceedings, if any, will have on our financial condition, results of operations or cash flows. Please see Part II, Item 1A, “Risk Factors” for a further discussion of the risks to our business, financial condition and results of operations arising from these matters.

Financial Highlights

•

Net revenue increased by $133.3 million, or 24%, to $700.5 million for the three months ended June 30, 2012, from $567.2 million for the three months ended June 30, 2011. Net revenue increased by $222.0 million, or 19%, to $1.4 billion for the six months ended June 30, 2012, from $1.1 billion for the six months ended June 30, 2011.

•

Gross profit increased by $62.9 million, or 21%, to $355.6 million for the three months ended June 30, 2012, from $292.7 million for the three months ended June 30, 2011. Gross profit increased by $109.7 million, or 18%, to $708.7 million for the six months ended June 30, 2012, from $598.9 million for the six months ended June 30, 2011.

•

For the three months ended June 30, 2012, we generated a net loss available to common stockholders of $18.2 million, or $0.23 per basic common share. For the three months ended June 30, 2011, we generated a net loss available to common stockholders of $4.7 million, or $0.05 per basic common share. For the six months ended June 30, 2012, we generated a net loss available to common stockholders of $22.3 million, or $0.28 per basic common share. For the six months ended June 30, 2011, we generated net income available to common stockholders of $3.4 million, or $0.04 per basic and diluted common share.

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

Net Product Sales and Services Revenue, Total and by Business Segment. Net product sales and services revenue increased by $134.9 million, or 24%, to $697.3 million for the three months ended June 30, 2012, from $562.4 million for the three months ended June 30, 2011. Excluding the impact of currency translation, net product sales and services revenue for the three months ended June 30, 2012 increased by $148.8 million, or 26%, compared to the three months ended June 30, 2011. Total net product sales and services revenue increased by $228.3 million, or 20%, to $1.4 billion for the six months ended June 30, 2012, from $1.1 billion for the six months ended June 30, 2011. Excluding the impact of currency translation, net product sales and services revenue for the six months ended June 30, 2012 increased by $245.6 million, or 22%, compared to the six months ended June 30, 2011. Net product sales and services revenue by business segment for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change

Professional diagnostics	$536,873	$404,215	33%	$1,052,322	$814,000	29%
Health management	138,590	135,572	2%	269,374	278,635	(3)%
Consumer diagnostics	21,817	22,593	(3)%	43,805	44,540	(2)%

Net product sales and services revenue	$697,280	$562,380	24%	$1,365,501	$1,137,175	20%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
Cardiology	$125,597	$132,854	(5)%	$264,423	$262,709	1%
Infectious disease	137,821	122,494	13%	288,837	262,920	10%
Toxicology	159,922	88,833	80%	281,662	174,337	62%
Diabetes	36,797	—	N/A	64,958	—	N/A
Other	76,736	60,034	28%	152,442	114,034	34%

Professional diagnostics net product sales and services revenue	$536,873	$404,215	33%	$1,052,322	$814,000	29%

Net product sales and services revenue from our professional diagnostics business segment increased by $132.7 million, or 33%, to $536.9 million for the three months ended June 30, 2012, from $404.2 million for the three months ended June 30, 2011. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $146.6 million, or 36%, comparing the three months ended June 30, 2012 to the three months ended June 30, 2011. Revenue increased primarily as a result of acquisitions, which contributed an aggregate of $134.2 million of the non-currency adjusted increase. Contributing to the increase in net product sales and services revenue was an increase in our North American flu-related net product sales during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Net product sales from our North American flu-related sales increased approximately $1.9 million, from $2.3 million during the three months ended June 30, 2011 to $4.2 million during the three months ended June 30, 2012. Excluding the impact of acquisitions and the increase in flu-related sales during the comparable periods, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately $10.8 million, or 2.7%, from the three months ended June 30, 2011 to the three months ended June 30, 2012. Net product sales and services revenue from our professional diagnostics business segment were negatively impacted by FDA recall matters related to our Alere Triage® meter-based products. Net product sales of meter-based Triage products in the U.S. totaled $40.6 million during the three months ended June 30, 2012, as compared to $51.9 million during the three months ended June 30, 2011. Excluding the impact of acquisitions, the increase in flu-related sales during the comparable periods and the impact of the reduction in net product sales from meter-based Triage products in the U.S., the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately $22.2 million, or 6.3%, from the three months ended June 30, 2011 to the three months ended June 30, 2012.

Within our professional diagnostics business segment, net product sales and services revenue for our cardiology business decreased by approximately $7.3 million, or 5%, to $125.6 million for the three months ended June 30, 2012, from $132.9 million for the three months ended June 30, 2011, driven principally by the impact of the FDA recall of certain of our meter-based Triage products in the U.S. Net product sales and services revenue for our infectious disease business increased by approximately $15.3 million, or 13%, to $137.8 million for the three months ended June 30, 2012, from $122.5 million for the three months ended June 30, 2011, with increased HIV and CD4 net product sales and a $7.6 million increase from the acquisition of Axis-Shield contributing most of the growth. Our toxicology business increased by approximately $71.1 million, or 80%, to $159.9 million for the three months ended June 30, 2012, from $88.8 million for the three months ended June 30, 2011, with our recent acquisitions of Avee Laboratoties Inc., or Avee, and eScreen, Inc., or eScreen, contributing a combined net $61.8 million of the non-currency adjusted increase.

        Net product sales and services revenue from our professional diagnostics business segment increased by $238.3 million, or 29%, to $1.1 billion for the six months ended June 30, 2012, from $814.0 million for the six months ended June 30, 2011. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $255.9 million, or 31%, comparing the six months ended June 30, 2012 to the six months ended June 30, 2011. Revenue increased primarily as a result of acquisitions, which contributed an aggregate of $229.9 million of the non-currency adjusted increase. Partially offsetting the increase in net product sales and services revenue contributed by acquisitions was a decrease in our North American flu-related net product sales during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. Net product sales from our North American flu-related sales decreased approximately $11.0 million, from $21.8 million during the six months ended June 30, 2011 to $10.8 million during the six months ended June 30, 2012, as a result of lower than normal flu levels observed in 2012 versus the more typical flu levels observed in 2011. Excluding the impact of acquisitions and the decrease in flu-related sales during the comparable periods, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately $37.9 million, or 4.8%, from the six months ended June 30, 2011 to the six months ended June 30, 2012. Net product sales and services revenue from our professional diagnostics business segment were negatively impacted by FDA recall matters related to our Alere Triage® meter-based products. Net product sales of meter-based Triage products in the U.S. totaled $91.1 million during the six months ended June 30, 2012, as compared to $103.6 million during the six months ended June 30, 2011.

Within our professional diagnostics business segment, net product sales and services revenue for our cardiology business increased by approximately $1.7 million, or 1%, to $264.4 million for the six months ended June 30, 2012, from $262.7 million for the three months ended June 30, 2011, driven by $12.3 million contributed by the acquisition of Axis-Shield and an offset due to the impact of the FDA recall matter on our meter-based Triage products in the U.S. Net product sales and services revenue for our infectious disease business increased by approximately $25.9 million, or 10%, to $288.8 million for the six months ended June 30, 2012, from $262.9 million for the six months ended June 30, 2011, with increased HIV and CD4 net product sales and a $17.0 million increase from the acquisition of Axis-Shield contributing most of the growth, partially offset by a $11.0 million decrease in our North American flu-related net product sales during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. Our toxicology business increased by approximately $107.3 million, or 62%, to $281.7 million for the six months ended June 30, 2012, from $174.3 million for the six months ended June 30, 2011, with our recent acquisitions of Avee and eScreen contributing a combined net $91.3 million of the non-currency adjusted increase.

Health Management

The following table summarizes our net product sales and services revenue from our health management business segment by groups of similar products and services for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change
Disease and case management	$54,512	$61,222	(11)%	$107,894	$122,677	(12)%
Wellness	29,567	26,137	13%	56,591	55,942	1%
Women’s & children’s health	31,313	28,466	10%	61,084	57,041	7%
Patient self-testing services	23,198	19,747	17%	43,805	42,975	2%

Health management net product sales and services revenue	$138,590	$135,572	2%	$269,374	$278,635	(3)%

Our health management net product sales and services revenue increased by $3.0 million, or 2%, to $138.6 million for the three months ended June 30, 2012, from $135.6 million for the three months ended June 30, 2011. The increase in net product sales and services revenue was principally driven by an increase in our tobacco cessation and home coagulation monitoring programs. Our tobacco cessation programs benefitted from a national media campaign launched by The Centers for Disease Control and Prevention, which aimed to educate the public about the harmful effects of smoking and to encourage quitting. The improvement in our home coagulation monitoring programs was primarily driven by the recognition of incremental patients and simultaneous reduction in patient attrition rates. However, net product sales and services revenue in our health management segment was adversely impacted by the increasingly competitive environment, including pricing pressures, the impact of health plans in-sourcing less differentiated services, such as disease and case management, and state budget pressures.

Our health management net product sales and services revenue decreased by $9.3 million, or 3%, to $269.4 million for the six months ended June 30, 2012, from $278.6 million for the six months ended June 30, 2011. Net product sales and services revenue in our health management segment was adversely impacted by the increasingly competitive environment, including pricing pressures, the impact of health plans in-sourcing less differentiated services, such as disease and case management, and state budget pressures.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment decreased by $0.8 million, or 3%, to $21.8 million for the three months ended June 30, 2012, from $22.6 million for the three months ended June 30, 2011. Net product sales by our 50/50 joint venture with P&G, or SPD, were $52.4 million during the three months ended June 30, 2012, as compared to $55.4 million during the three months ended June 30, 2011.

Net product sales and services revenue from our consumer diagnostics business segment decreased by $0.7 million, or 2%, to $43.8 million for the six months ended June 30, 2012, from $44.5 million for the six months ended June 30, 2011. Net product sales by our 50/50 joint venture with P&G, or SPD, were $98.6 million during the six months ended June 30, 2012, as compared to $105.2 million during the six months ended June 30, 2011.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by approximately $1.6 million, or 33%, to $3.2 million for the three months ended June 30, 2012, from $4.8 million for the three months ended June 30, 2011. License and royalty revenue decreased by approximately $6.3 million, or 51%, to $6.1 million for the six months ended June 30, 2012, from $12.5 million for the six months ended June 30, 2011. The decrease in royalty revenue for the three and six months ended June 30, 2012, compared to the three and six months ended June 30, 2011, was largely driven by an amendment to our license agreement with Quidel during 2011 whereby the license agreement was converted to a fully paid-up license. As a result of the amendment, we did not record royalty revenue from Quidel during the three and six months ended June 30, 2012 and do not anticipate recording royalty revenue from Quidel in the future.

Gross Profit and Margin. Gross profit increased by $62.9 million, or 21%, to $355.6 million for the three months ended June 30, 2012, from $292.7 million for the three months ended June 30, 2011. Gross profit increased by $109.7 million, or 18%, to $708.7 million for six months ended June 30, 2012, from $598.9 million for the six months ended June 30, 2011. The increase in gross profit during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 was attributed to the increase in net product sales and services revenue resulting from acquisitions.

Cost of net revenue included amortization expense of $17.5 million and $33.2 million for the three and six months ended June 30, 2012, respectively, compared to $17.3 million and $34.2 million for the three and six months ended June 30, 2011. Included in cost of net revenue for the six months ended June 30, 2012 was a $4.7 million non-cash charge relating to the write-up of inventory to fair value in connection with the acquisition of Axis-Shield.

Overall gross margin for the three and six months ended June 30, 2012 was 51% and 52%, respectively, compared to 52% for both the three and six months ended June 30, 2011.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue increased by $64.7 million, or 22%, to $354.2 million for the three months ended June 30, 2012, from $289.6 million for the three months ended June 30, 2011. Gross profit from net product sales and services revenue increased by $116.1 million, or 20%, to $706.0 million for the six months ended June 30, 2012, from $589.9 million for the six months ended June 30, 2011. Gross profit from net product sales and services revenue by business segment for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change

Professional diagnostics	$285,861	$220,595	30%	$576,770	$448,717	29%
Health management	62,733	63,524	(1)%	120,102	131,258	(8)%
Consumer diagnostics	5,629	5,433	4%	9,158	9,969	(8)%

Gross profit from net product sales and services revenue	$354,223	$289,552	22%	$706,030	$589,944	20%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue increased by $65.3 million, or 30%, to $285.9 million for the three months ended June 30, 2012, compared to $220.6 million for the three months ended June 30, 2011, principally as a result of gross profit earned on revenue from acquired businesses and organic growth, as discussed above. Gross profit was negatively impacted comparing the three months ended June 30, 2012 to the three months ended June 30, 2011, as a result of a decrease in our meter-based Triage product sales, as discussed above. The FDA recall matter relating to our meter-based Triage products also resulted in incremental costs during the three months ended June 30, 2012 related to the cost of refunds made during the quarter, replacement products issued at no cost, unfavorable manufacturing variances and the lost margin on the reduced volume of tests sold during the quarter.

Gross profit from our professional diagnostics net product sales and services revenue increased by $128.1 million, or 29%, to $576.8 million for the six months ended June 30, 2012, compared to $448.7 million for the six months ended June 30, 2011, principally as a result of gross profit earned on revenue from acquired businesses and organic growth, as discussed above. Gross profit was negatively impacted comparing the six months ended June 30, 2012 to the six months ended June 30, 2011, as a result of a decrease in our North American flu sales and meter-based Triage product sales, as discussed above. The FDA recall matter relating to our meter-based Triage products also resulted in incremental costs during the six months ended June 30, 2012 related to the cost of refunds made during the period, replacement products issued at no cost, unfavorable manufacturing variances and the lost margin on the reduced volume of tests sold during the period. Included in cost of net revenue for our professional diagnostics business segment for the six months ended June 30, 2012 was a $4.7 million non-cash charge relating to the write-up of inventory to fair value in connection with the acquisition of Axis-Shield.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2012 was 53% and 55%, respectively, compared to 55% for both the three and six months ended June 30, 2011. Higher revenue from our recently acquired toxicology businesses, which contribute lower-than-segment-average gross margins, and a decrease in meter-based Triage net product sales, which contribute higher-than-segment-average gross margin, contributed to the decrease in gross margin for the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Health Management

Gross profit from our health management net product sales and services revenue decreased by $0.8 million, or 1%, to $62.7 million for the three months ended June 30, 2012, compared to $63.5 million for the three months ended June 30, 2011. Gross profit from our health management net product sales and services revenue decreased by $11.2 million, or 9%, to $120.1 million for the six months ended June 30, 2012, compared to $131.3 million for the six months ended June 30, 2011. The decrease in gross profit during the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, was primarily a result of the increasingly competitive environment, including pricing pressures, and other adverse factors on our health management net product sales and services revenues.

As a percentage of our health management net product sales and services revenue, gross margin for both the three and six months ended June 30, 2012 was 45%, compared to 47% for both the three and six months ended June 30, 2011. The lower margin percentage earned during 2012 is primarily a result of the increasingly competitive environment, including pricing pressures, and other adverse factors on our health management net product sales and services revenues, as discussed above.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue increased by $0.2 million, or 4%, to $5.6 million for the three months ended June 30, 2012, compared to $5.4 million for the three months ended June 30, 2011.

Gross profit from our consumer diagnostics net product sales and services revenue decreased by $0.8 million, or 8%, to $9.2 million for the six months ended June 30, 2012, compared to $10.0 million for the six months ended June 30, 2011. The decrease in gross margin was primarily the result of a one-time cost of goods sold adjustment totaling approximately $0.7 million related to our manufacturing agreement with SPD recorded during the six months ended June 30, 2012.

As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2012 was 26% and 21%, respectively, compared to 24% and 22% for the three and six months ended June 30, 2011, respectively.

Research and Development Expense. Research and development expense decreased by $0.9 million, or 2%, to $40.4 million for the three months ended June 30, 2012, from $41.3 million for the three months ended June 30, 2011. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $14,000 and $0.4 million were included in research and development expense for the three months ended June 30, 2012 and 2011, respectively. Amortization expense of $1.5 million and $7.4 million was included in research and development expense for the three months ended June 30, 2012 and 2011, respectively. Included in the $7.4 million of amortization expense for the three months ended June 30, 2011, was $6.1 million related to the write off of certain in-process research and development projects fair valued in connection with the Standard Diagnostics, Inc., or Standard Diagnostics, acquisition during the first quarter of 2010.

Research and development expense increased by $1.6 million, or 2%, to $79.4 million for the six months ended June 30, 2012, from $77.9 million for the six months ended June 30, 2011. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $0.6 million and $0.4 million were included in research and development expense for the six months ended June 30, 2012 and 2011, respectively. Amortization expense of $3.9 million and $9.7 million was included in research and development expense for the six months ended June 30, 2012 and 2011, respectively. Included in the $9.7 million of amortization expense for the six months ended June 30, 2011, was $7.2 million related to the write off of certain in-process research and development projects fair valued in connection with the Standard Diagnostics acquisition during the first quarter of 2010.

Research and development expense as a percentage of net revenue was 6% for both the three and six months ended June 30, 2012, compared to 7% for both the three and six months ended June 30, 2011.

Sales and Marketing Expense. Sales and marketing expense increased by $18.9 million, or 13%, to $159.3 million for the three months ended June 30, 2012, from $140.4 million for the three months ended June 30, 2011. The increase in sales and marketing expense primarily relates to additional spending related to newly-acquired businesses. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $0.2 million and $1.9 million were included in sales and marketing expense for the three months ended June 30, 2012 and 2011, respectively. Amortization expense of $60.4 million and $53.4 million was included in sales and marketing expense for the three months ended June 30, 2012 and 2011, respectively.

Sales and marketing expense increased by $44.3 million, or 16%, to $317.9 million for the six months ended June 30, 2012, from $273.6 million for the six months ended June 30, 2011. The increase in sales and marketing expense primarily relates to additional spending related to newly-acquired businesses. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $1.0 million and $2.9 million were included in sales and marketing expense for the six months ended June 30, 2012 and 2011, respectively. Amortization expense of $118.1 million and $105.6 million was included in sales and marketing expense for the six months ended June 30, 2012 and 2011, respectively.

Sales and marketing expense as a percentage of net revenue was 23% for both the three and six months ended June 30, 2012, compared to 25% and 24% for the three and six months ended June 30, 2011, respectively.

General and Administrative Expense. General and administrative expense increased by approximately $26.6 million, or 28%, to $121.5 million for the three months ended June 30, 2012, from $94.8 million for the three months ended June 30, 2011. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. During the three months ended June 30, 2012 and 2011, we recorded income of $6.7 million and $7.2 million, respectively, in connection with fair value adjustments to acquisition-related contingent consideration obligations. Acquisition-related costs of $3.8 million and $1.4 million were included in general and administrative expense for the three months ended June 30, 2012 and 2011, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $1.1 million and $7.1 million were included in general and administrative expense for the three months ended June 30, 2012 and 2011, respectively. Amortization expense of $2.0 million and $2.9 million was included in general and administrative expense for the three months ended June 30, 2012 and 2011, respectively.

General and administrative expense increased by approximately $41.5 million, or 21%, to $241.9 million for the six months ended June 30, 2012, from $200.4 million for the six months ended June 30, 2011. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. During the six months ended June 30, 2012 and 2011, we recorded income of $1.6 million and $5.8 million, respectively, in connection with fair value adjustments to acquisition-related contingent consideration obligations. Acquisition-related costs of $5.3 million and $3.3 million were included in general and administrative expense for the six months ended June 30, 2012 and 2011, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $4.2 million and $11.0 million were included in general and administrative expense for the six months ended June 30, 2012 and 2011, respectively. Amortization expense of $4.1 million and $7.6 million was included in general and administrative expense for the six months ended June 30, 2012 and 2011, respectively.

General and administrative expense as a percentage of net revenue was 17% and 18% for the three and six months ended June 30, 2012, respectively, compared to 17% for both the three and six months ended June 30, 2011.

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense decreased by $13.0 million, or 19%, to $55.5 million for the three months ended June 30, 2012, from $68.6 million for the three months ended June 30, 2011. The decrease is principally due to interest expense of $29.9 million recorded during the three months ended June 30, 2011 in connection with the termination of our former secured credit facility and related interest rate swap agreement, coupled with the amortization of fees paid for certain debt modifications. This decrease was partially offset by higher interest expense recorded in connection with higher outstanding debt balances and applicable interest rates during the second quarter of 2012 under our secured credit facility, compared to the outstanding debt balances and applicable interest rates under our previous secured credit facility during the second quarter of 2011.

Interest expense decreased by $0.6 million, or 1%, to $106.3 million for the six months ended June 30, 2012, from $106.9 million for the six months ended June 30, 2011. The decrease is a result of interest expense of $29.9 million recorded during the six months ended June 30, 2011 in connection with the termination of our former secured credit facility and related interest rate swap agreement, coupled with the amortization of fees paid for certain debt modifications, offset by higher interest expense recorded in connection with higher outstanding debt balances and applicable interest rates during the six months ended June 30, 2012 under our secured credit facility, compared to the outstanding debt balances and applicable interest rates under our previous secured credit facility during the six months ended June 30, 2011.

Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Change	2012	2011	Change
Interest income	$503	$418	$85	$1,065	$891	$174
Foreign exchange gains (losses), net	(5,423)	351	(5,774)	(6,197)	(2,792)	(3,405)
Other	8,731	(332)	9,063	20,774	4,674	16,100

Total other income (expense), net	$3,811	$437	$3,374	$15,642	$2,773	$12,869

The primary reason for the decrease in foreign exchange gains (losses), net for both the three and six months ended June 30, 2012, as compared to the three and six months ended 2011, was realized and unrealized foreign exchange losses associated with changes in currency exchange rates during the respective periods. Other income of $8.7 million for the three months ended June 30, 2012 includes a $7.2 million gain recorded on the sale of property and $1.4 million of income associated with legal settlements related to intellectual property litigation. Other income of $20.8 million for the six months ended June 30, 2012 includes a $13.5 million final royalty termination payment received from Quidel, a $7.2 million gain recorded on the sale of property and $1.4 million of income associated with legal settlements related to intellectual property litigation. Other income of $4.7 million for the six months ended June 30, 2011 includes $3.0 million of estimated prior period royalty income and a $1.8 million reversal of a prior period legal settlement reserve no longer deemed necessary.

Benefit for Income Taxes. The benefit for income taxes decreased by $42.2 million to a $0.5 million benefit for the three months ended June 30, 2012 from a $42.7 million benefit for the three months ended June 30, 2011. The effective tax rate was 3% for the three months ended June 30, 2012 compared to 82% for the three months ended June 30, 2011. The income tax benefit for the three months ended June 30, 2012 and 2011 relates to federal, foreign and state income tax provisions (benefits). The decrease in the effective income tax rate and benefit for income taxes during the three months ended June 30, 2012, compared to the three months ended June 30, 2011, is primarily due to the expiration of the federal research and development tax credit during 2012, an increase in certain foreign earnings subject to U.S. taxation, an increase to certain tax reserves under the principles of accounting for uncertain tax positions in accordance with ASC 740, Income Taxes, and increases in certain current year state tax losses not benefitted.

The benefit for income taxes decreased by $45.1 million to a $1.9 million benefit for the six months ended June 30, 2012 from a $47.1 million benefit for the six months ended June 30, 2011. The effective tax rate was 9% for the six months ended June 30, 2012 compared to 83% for the six months ended June 30, 2011. The income tax benefit for the six months ended June 30, 2012 and 2011 relates to federal, foreign and state income tax provisions (benefits). The decrease in the effective income tax rate and benefit for income taxes during the six months ended June 30, 2012, compared to the six months ended June 30, 2011, is primarily due to the expiration of the federal research and development tax credit during 2012, an increase in certain foreign earnings subject to U.S. taxation, an increase to certain tax reserves under the principles of accounting for uncertain tax positions in accordance with ASC 740, Income Taxes, and increases in certain current year state tax losses not benefitted. In addition, during the six months ended June 30, 2011, there was a discrete benefit recorded for the reversal of valuation allowances on certain capital assets and for the discrete benefit of the impact of certain deferred tax rate changes.

Equity Earnings in Unconsolidated Entities, Net of Tax. Equity earnings in unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings in unconsolidated entities, net of tax for the three and six months ended June 30, 2012 reflects the following: (i) our 50% interest in SPD in the amount of $3.3 million and $6.1 million, respectively, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.1 million and $0.1 million, respectively, and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.5 million and $1.2 million, respectively. Equity earnings in unconsolidated entities, net of tax for the three and six months ended June 30, 2011 reflects the following: (i) our 50% interest in SPD in the amount of $(0.9) million and $(0.5) million, respectively, (ii) our 40% interest in Vedalab in the amount of $0.1 million and $0.2 million, respectively, and (iii) our 49% interest in TechLab in the amount of $0.6 million and $1.2 million, respectively.

Net Income (Loss) Available to Common Stockholders. For the three months ended June 30, 2012, we generated a net loss available to common stockholders of $18.2 million, or $0.23 per basic common share. For the three months ended June 30, 2011, we generated a net loss available to common stockholders of $4.7 million, or $0.05 per basic common share. Net income (loss) available to common stockholders reflects $5.3 million and $5.5 million of preferred stock dividends paid during the three months ended June 30, 2012 and 2011, respectively, and $10.2 million of income associated with the repurchase of preferred stock during the three months ended June 30, 2011. See Note 5 of the accompanying consolidated financial statements for the calculation of net income (loss) per common share.

For the six months ended June 30, 2012, we generated a net loss available to common stockholders of $22.3 million, or $0.28 per basic common share. For the six months ended June 30, 2011, we generated net income available to common stockholders of $3.4 million, or $0.04 per basic and diluted common share. Net income (loss) available to common stockholders reflects $10.6 million and $11.3 million of preferred stock dividends paid during the six months ended June 30, 2012 and 2011, respectively, and $23.9 million of income associated with the repurchase of preferred stock during the six months ended June 30, 2011. See Note 5 of the accompanying consolidated financial statements for the calculation of net income (loss) per common share.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we currently expect to fund our short- and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. As of June 30, 2012, we have $303.7 million of cash and cash equivalents, of which $93.8 million was held by domestic subsidiaries and $209.9 million was held by foreign entities. We do not plan to repatriate cash held by foreign entities due to adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities.

We may also utilize our secured credit facility (See Note 9) or other new sources of financing to fund a portion of our capital needs and other commitments, including our contractual contingent consideration obligations and future acquisitions. As of June 30, 2012, we had outstanding borrowings totaling $47.5 million under the $250.0 million revolving line of credit under our secured credit facility, leaving $202.5 million available to us for additional borrowings. Our ability to access the capital markets may be impacted by the amount of our outstanding debt and equity and the extent to which our assets are encumbered by our outstanding secured debt. The terms and conditions of our outstanding debt instruments also contain covenants which expressly restrict our ability to incur additional indebtedness and conduct other financings. As of June 30, 2012, we had $3.5 billion in outstanding indebtedness comprised of $2.3 billion under our secured credit facility, $400.0 million of 8.625% subordinated notes due 2018, $392.1 million of 9% senior subordinated notes due 2016, $246.1 million of 7.875% senior notes due 2016 and $150.0 million of 3% senior subordinated convertible notes due 2016. The applicable interest rate margins under our secured credit facility represent an increase of between approximately 0.75% and 2.25% (depending on the type of loan and the type of interest rate involved and on our applicable leverage ratios) over the applicable margins under our former secured credit facility. As a result of this increase in applicable interest rates, the 1.00% floor with respect to the base Eurodollar Rate (as defined in the senior credit facility) for “B” term loans, “Incremental B-1” term loans and “Incremental B-2” term loans under our secured credit facility that are based on the Eurodollar Rate, margins and the larger amount outstanding under our secured credit facility, we anticipate that our aggregate interest expense in future periods will exceed our aggregate interest expense in 2011.

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

Cash Flow Summary

(in thousands)

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$166,230	$158,501
Net cash used in investing activities	(353,068)	(186,323)
Net cash provided by financing activities	189,449	180,566
Foreign exchange effect on cash and cash equivalents	1,955	2,612

Net increase in cash and cash equivalents	4,566	155,356
Cash and cash equivalents, beginning of period	299,173	401,306

Cash and cash equivalents, end of period	$303,739	$556,662

Summary of Changes in Cash Position

As of June 30, 2012, we had cash and cash equivalents of $303.7 million, a $4.6 million increase from December 31, 2011. Our primary sources of cash during the six months ended June 30, 2012 included $166.2 million generated by our operating activities, approximately $198.0 million of proceeds received in connection with the “Incremental B-2” term loans entered into as part of our secured credit facility, $47.5 million borrowed against our secured credit facility revolving line of credit, $21.7 million of proceeds received from the sale of property, plant and equipment, $8.7 million from common stock issuances under employee stock option and stock purchase plans and a $6.1 million return of capital from SPD. Our primary uses of cash during the six months ended June 30, 2012 included $310.2 million net cash paid for acquisitions, $69.5 million of capital expenditures, $29.9 million related to the repayment of long-term debt obligations, $7.7 million related to an increase in other assets, $10.6 million for cash dividends paid on our Series B Preferred stock and $6.5 million paid for contingent purchase price consideration, $6.2 million related to the repayment of short-term debt obligations. Fluctuations in foreign currencies positively impacted our cash balance by $2.0 million during the six months ended June 30, 2012.

Cash Flows from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2012 was $166.2 million, which resulted from a net loss of $11.9 million, $193.9 million of non-cash items and $15.9 million of cash utilized by changes in net working capital requirements during the period. The $193.9 million of non-cash items included, among other items, $211.6 million related to depreciation and amortization, a $4.7 million non-cash charge relating to the write-up of inventory to fair value in connection with the acquisition of Axis-Shield, $10.7 million of interest expense related to the amortization of deferred financing costs and original issue discounts and $8.2 million related to stock-based compensation, partially offset by a $27.4 million decrease related to changes in our deferred tax assets and liabilities, which partially resulted from amortization of intangible assets, a $7.4 million decrease attributable to equity earnings in unconsolidated entities and a $5.9 million gain on the sale of property, plant and equipment.

Cash Flows from Investing Activities

Our investing activities during the six months ended June 30, 2012 utilized $353.1 million of cash, including $310.2 million net cash paid for acquisitions, $69.5 million of capital expenditures and $7.7 million related to an increase in other assets, offset by $21.7 million of proceeds received from the sale of property, plant and equipment and a $6.1 million return of capital from SPD.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2012 was $189.4 million. Financing activities during the six months ended June 30, 2012 primarily included approximately $198.0 million of net proceeds received in connection with the “Incremental B-2” term loans entered into as part of our secured credit facility, $47.5 million borrowed against our secured credit facility revolving line of credit and $8.7 million of cash received from common stock issuances under employee stock option and stock purchase plans. We utilized approximately $29.9 million in connection with the repayment of long-term debt obligations, $6.2 million for the repayment of short-term debt obligations, $10.6 million for cash dividends paid on our Series B Preferred stock and $6.5 million paid for contingent purchase price consideration.

As of June 30, 2012, we had an aggregate of $15.6 million in outstanding capital lease obligations which are payable through 2019.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2012.

Contractual Obligations

On March 28, 2012, we entered into a third amendment to our secured credit facility, which provides for an additional term loan facility consisting of “Incremental B-2” term loans in the aggregate principal amount of $200.0 million. As of June 30, 2012, aggregate borrowings under the secured credit facility amounted to $2.3 billion. The table below summarizes our aggregate long-term debt obligations as of June 30, 2012 (in thousands).

	Payments Due by Period
	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt obligations	$3,557,641	$29,042	$108,973	$1,710,356	$1,709,270

The following summarizes our principal contractual obligations as of June 30, 2012 that have changed significantly since December 31, 2011, other than the changes described above with respect to our secured credit facility, and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Other contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011, but omitted below, represent those that have not changed significantly since that date.

(a) Acquisition-related Contingent Consideration Obligations

•	AmMed

With respect to AmMed Direct LLC, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain operational targets within six months of the acquisition date. The maximum amount of the earn-out payment is $2.0 million.

•	Capital Toxicology

The initial terms of the acquisition agreement for Capital Toxicology, LLC, provided for an earn-out calculated based on the amount, if any, by which EBITDA derived from the acquired business exceeded specified targets during each of the calendar years 2011 and 2012. A portion of the earn-out for the 2011 calendar year totaling approximately $2.1 million was earned and accrued as of December 31, 2011. During the first quarter of 2012, the acquisition agreement was modified to base the earn-out on the excess of actual cash collections for 2011 sales over 2011 expenses rather than EBITDA. This new criteria resulted in an incremental $2.9 million accrual related to the earn-out for the 2011 calendar year based on cash collections through March 31, 2011. $4.1 million was paid in respect of the earn-out for the 2011 calendar year during the second quarter of 2012. An additional payment may be made based on incremental cash collections for 2011 sales received prior to August 31, 2012. The maximum potential remaining amount of the earn-out payments for both the 2011 and 2012 calendar years is approximately $11.9 million.

•	eScreen

With respect to eScreen, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain financial targets during calendar years 2012 through 2014. The maximum amount of the earn-out payments is $70.0 million.

•	Standing Stone

With respect to Standing Stone, Inc., or Standing Stone, the terms of the acquisition agreement require us to pay earn-outs and employee bonuses upon successfully meeting certain operational, product development and revenue targets during the period from the date of acquisition through calendar year 2013. A cash earn-out payment totaling approximately $5.5 million and employee bonus payments totaling approximately $0.3 million for the achievement of the first two milestones were made during the second quarter of 2012. The maximum remaining amount of the earn-out payments is approximately $5.5 million. The maximum remaining amount of the employee bonuses is $0.3 million.

(b) Contingent Obligations

•	Standing Stone

Under the terms of the acquisition agreement we acquired the remaining 19.08% of the issued and outstanding capital stock of Standing Stone, the holders of which were officers and employees of Standing Stone, in May 2012 for an aggregate purchase price of approximately $2.6 million.

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

There have been no significant changes in our critical accounting policies or management estimates since December 31, 2011. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 16 in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011. Market risks that were presented in our annual report but are omitted below represent those that have not changed significantly since that date. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those discussed in the forward-looking statements.

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and financing activities. In addition, our ability to finance future acquisition transactions or fund working capital requirements may be impacted if we are not able to obtain appropriate financing at acceptable rates.

Our investing strategy to manage interest rate exposure is to invest in short-term, highly-liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. Currently, our short-term investments are in money market funds with original maturities of 90 days or less. At June 30, 2012, our short-term investments approximated market value. At June 30, 2012, under the credit agreement for our secured credit facility we had (i) term loans in an aggregate outstanding principal amount of $2.3 billion (consisting of “A” term loans (including the “Delayed-Draw” term loans) in the aggregate principal amount of $901.6 million, “B” term loans in the aggregate principal amount of $918.1 million, “Incremental B-1” term loans in the aggregate principal amount of $248.8 million and “Incremental B-2” term loans in the aggregate principal amount of $197.6 million), (ii) $47.5 million of outstanding borrowings under the revolving line of credit and (iii) subject to our continued compliance with the credit agreement, the ability to borrow a maximum of up to an additional $202.5 million under a revolving line of credit, which includes a $50.0 million sublimit for the issuance of letters of credit. Loans can be either Base Rate Loans or Eurodollar Rate Loans at our election, and interest accrues on loans and our other Obligations under the terms of the credit agreement as follows (with the terms referenced above and below in this paragraph having the meanings given to them in the credit agreement): (i) in the case of loans that are Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of loans that are Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. prime rate as in effect from time to time. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one, two, three or six months at our election. Applicable Margins for our “A” term loans (including the “Delayed-Draw” term loans) and revolving line of credit loans range from (i) with respect to such loans that are Base Rate Loans, 1.75% to 2.50% and (ii) with respect to such loans that are Eurodollar Rate Loans, 2.75% to 3.50%, in each case, depending upon our consolidated secured leverage ratio (as determined under the credit agreement). Applicable Margins for our “B” term loans, “Incremental B-1” term loans and “Incremental B-2” term loans range from (i) with respect to such loans that are Base Rate Loans, 2.50% to 3.25% and (ii) with respect to such loans that are Eurodollar Rate Loans, 3.50% to 4.25%, in each case, depending upon our consolidated secured leverage ratio. Interest on “B” term loans, “Incremental B-1” term loans and “Incremental B-2” term loans based on the Eurodollar Rate is subject to a 1.00% floor with respect to the base Eurodollar Rate. As of June 30, 2012, the “A” term loans (including the “Delayed-Draw” term loans), the “B” term loans, the “Incremental B-1” term loans, the “Incremental B-2” term loans and the revolving line of credit loans bore interest (including applicable margins) at 3.24%, 4,75%, 4.75%, 4.75% and 3.24% per annum, respectively.

Assuming no changes in our consolidated secured leverage ratio, the effect of interest rate fluctuations on outstanding borrowings as of June 30, 2012 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense Increase
Interest rates payable by us increase by 100 basis points	$23,135
Interest rates payable by us increase by 200 basis points	$46,269

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Part I, Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—FDA and OIG Matters Relating to Alere Triage Products” for a description of certain legal matters.

ITEM 1A. RISK FACTORS

This section updates and supplements the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2011, and should be read in conjunction with such disclosure. The risks described below may materially impact your investment in our company or may in the future, and, in some cases, already do materially affect us and our business, financial condition and results of operations. You should carefully consider these factors with respect to your investment in our securities.

We face risks and uncertainties relating to the FDA inspection and subpoena with respect to our Alere Triage products.

        In March 2012, the FDA began an inspection of our San Diego facility relating to our Alere Triage products, and we have received a subpoena from the Office of Inspector General of the Department of Health and Human Services, or the OIG, seeking documents relating primarily to the quality control testing and performance characteristics of Alere Triage products. As a result of the FDA inspection, and as previously disclosed, we implemented two recalls of Alere Triage products during the second quarter of 2012. We also implemented interim quality control release specifications and agreed to implement final, tighter quality control release specifications by September 30, 2012. In June 2012, the inspection was closed, and we received inspectional observations on FDA Form 483. We have provided the FDA with a written response to the 483 that describes proposed actions for resolving each of the inspectional observations. We have already completed a number of these actions and are working to implement the others. In addition, we are in the process of implementing product and process changes which we hope will ultimately improve manufacturing yield rates under both the interim release specifications, which we have been shipping against since early April 2012, and the final release specifications, which have not yet been determined. We intend to work cooperatively with both the FDA and OIG with respect to these matters. It is possible that the issues arising out of the inspection and subpoena may be expanded to cover other matters. We may be unable to implement corrective actions within a timeframe and in a manner satisfactory to the FDA. We are unable to predict when these matters will be resolved or what action, if any, the government will take in connection with these matters. Also, except for anticipated increases in manufacturing costs and decreased profitability for our Alere Triage products, we are unable to predict what impact these matters or ensuing proceedings, if any, will have on our financial condition, results of operations or cash flows. Our related efforts to improve our production and quality control processes and increase production have increased our manufacturing costs, and we expect that our costs will continue to increase as we prepare to meet the final release specifications due to be implemented by September 30, 2012. Because our efforts to improve our manufacturing processes are ongoing and because the final release specifications have not yet been determined, we are unable to determine the extent to which our manufacturing costs will increase as a result of these matters or the impact of these matters on the profitability of these products. For the same reasons, we cannot predict the continuing impact of the interim or final quality control release specifications on our manufacturing yields, and we cannot guarantee that we will be able to manufacture all of the impacted products at cost-effective yield rates under the final release specifications, in which case we may be required to, or we may opt to, cease production and sale of the impacted products. In any case, we expect that our ability to supply certain Alere Triage products will continue to be limited, which is expected to adversely affect revenues from sales of these products. We are unable to predict the scope of any further product recalls or the duration of any product shortage. We have received inquiries from regulatory authorities outside the United States regarding the Alere Triage recalls in the United States and in at least one case, remedial or corrective action was required. It is possible that foreign regulatory authorities might require us to take additional actions with respect to Alere Triage products sold outside the United States. Our revenues and market share could be adversely affected by customer decisions to switch to competing products due to product shortages or damage to our reputation resulting from these matters. In connection with these matters, we may face potential enforcement proceedings by the government, potential civil or criminal fines and penalties, including disgorgement of amounts received for any adulterated products, potential withdrawals of regulatory approvals, the possibility of injunctive relief, which could limit, modify or constrain our ability to manufacture, market and sell our products, possible exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and potential product liability litigation. We are unable to predict the costs we may incur in responding to the subpoena or other potential investigations of these matters. Any of these risks and uncertainties could adversely affect our revenues, results of operations, cash flows and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this report, we issued 16,667 shares of our common stock upon the exercise of warrants for cash, resulting in aggregate proceeds to us of $225,671. During the period covered by this report, we issued 8,213 shares of our common stock upon the net exercise of warrants to purchase 25,700 shares of our common stock, resulting in aggregate non-cash consideration to us of $347,978. The warrants were issued in 2002 in a private placement relating to an acquisition. The shares issued upon exercise of the warrants were offered and sold, in 50 separate transactions, pursuant to the exemption from registration afforded by Section  4(2) of the Securities Act of 1933, as amended, or the Securities Act.

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description

*3.1	Amended and Restated Certificate of Incorporation of Alere Inc., as amended

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011, (b) our Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011, (c) our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (d) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: August 8, 2012	/s/ David Teitel
David Teitel
Chief Financial Officer and an authorized officer