Form 10-K/A
period 2012-12-31
ALERE INC.
filed 2013-04-30
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock on the New York Stock Exchange on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,472,919,947.

As of April 26, 2013, the registrant had 81,287,154 shares of common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Original Report”) is to amend Part III, Items 10 through 14 of the Original Report, which was filed with the U.S. Securities and Exchange Commission on March 1, 2013, to include information previously omitted from the Original Report in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

We are also amending Part IV, Item 15 of the Original Report to include certain exhibits required to be filed with this Amendment No. 1.

ALERE INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors.

Name	Age	Position
Ron Zwanziger	59	Chairman of the Board, Chief Executive Officer and President
David Scott, Ph.D.	56	Director, Chief Scientific Officer
Jerry McAleer, Ph.D.	57	Director, Senior Vice President, Research and Development
John Bridgen, Ph.D.	66	Senior Vice President, Business Development
Namal Nawana	42	Chief Operating Officer
David Teitel	49	Chief Financial Officer, Vice President and Treasurer
John O’Rourke	51	Chief Information Officer
Hilde Eylenbosch, M.D.	49	President, Alere International Limited
Robert Hargadon	56	Vice President, Human Resources
Nigel Lindner	56	Vice President, Research and Development
Robert Di Tullio	59	Vice President, Global Regulatory and Clinical Affairs
Paul T. Hempel	64	Senior Vice President, Chief Ethics and Compliance Officer, Assistant Secretary
Ellen Chiniara	54	Vice President, General Counsel and Secretary
Melissa Guerdan	39	Vice President, Global Quality Assurance
James Post	50	Global President, Acute Care
Sanjay Malkani	43	Global President, Toxicology
Michael Cotton	51	Global President, Health Management
Daniella Cramp	39	Global President, Chronic Care
Avi Pelossof	50	Global President, Infectious Disease
Kate Torchilin	41	Global President and General Manager, Connected Health
Eli Y. Adashi, M.D.	68	Director
Carol R. Goldberg	82	Director
Robert P. Khederian	60	Director
John F. Levy	66	Director
John A. Quelch, D.B.A.	61	Director
James Roosevelt, Jr.	67	Director
Peter Townsend	78	Director

Directors—Term Expiring 2013

Eli Y. Adashi, M.D., M.S., C.P.E., F.A.C.O.G. joined the Board on April 1, 2009. Previously Dean of Medicine and Biological Sciences and the Frank L. Day Professor of Biology at Brown University from December 2004 to July 2008, Dr. Adashi—Harvard-educated in Health Care Management (M.S.; 2005; HSPH)—has been a Professor of Medical Science at Brown University since 2004. With over 25 years of experience in healthcare and in the life sciences, Dr. Adashi is a member of the Institute of Medicine of the National Academy of Sciences and of its Board on Health Sciences Policy, the Council on Foreign Relations, the Association of American Physicians, and the American Association for the Advancement of Science. Dr. Adashi was a member of MEDCAC (Medicare Evidence Development & Coverage Advisory Committee) from 2010 to 2013 and is an ad hoc member of the Reproductive Health Drugs Advisory Committee of the U.S. Food & Drug Administration. Dr. Adashi is the author or co-author of over 250 peer-reviewed publications, over 120 book chapters/reviews, and 13 books focusing on ovarian biology, reproductive health and domestic health policy. Dr. Adashi is a member of the Board’s Compensation Committee. Dr. Adashi brings to our Board senior management experience and immense knowledge and experience in medicine and science from the provider perspective.

Robert P. Khederian has served on the Board since July 31, 2001. Mr. Khederian is the Chairman of Belmont Capital, a venture capital firm he founded in 1996. Mr. Khederian founded Provident Corporate Finance, an investment banking firm, in 1998, and was its Chairman until 2010. From 1984 through 1996, he was founder and Chairman of Medical Specialties Group, Inc., a nationwide distributor of medical products that was acquired by Bain Capital. Mr. Khederian served as the Chairman of the Board of Cambridge Heart, Inc., a developer of non-invasive diagnostic tests for cardiac disease, from August 2006 to August 2008. Mr. Khederian also served as the interim Chief Executive Officer of

Cambridge Heart, Inc. from December 2006 to December 2007. Mr. Khederian is a member of the Board’s Audit Committee and Compensation Committee. A former chief executive officer, Mr. Khederian has extensive knowledge of the capital markets and brings to the Board significant and valuable financial and investment expertise.

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

Peter Townsend has served on the Board since May 30, 2001. Mr. Townsend served as a director of our predecessor company, Inverness Medical Technology, from August 1996 through November 2001, when that company was acquired by Johnson & Johnson. From 1991 to 1995, when he retired, Mr. Townsend served as Chief Executive Officer and a director of Enviromed plc, a medical products company. Mr. Townsend is a member of the Board’s Audit Committee. As a former chief executive officer of a medical products company, Mr. Townsend brings to the Board financial expertise, significant industry experience and an international business perspective. Mr. Townsend is a Freeman of the City of London, granted in 1982 for services to healthcare.

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

John A. Quelch, D.B.A. joined the Board on March 10, 2003. Dr. Quelch has been a professor at Harvard Business School since January 2013. Between February 2011 and January 2013, Dr. Quelch served as Dean, Vice President and Distinguished Professor of International Management at the China Europe International Business School in Shanghai. From July 2001 through January 2011, he was Senior Associate Dean at the Harvard Business School. From July 1998 through June 2001, he was Dean of the London Business School. Dr. Quelch also serves as a director of WPP plc, a leading marketing and media services company. Dr. Quelch served as a director of Pepsi Bottling Group from 2005 to 2010 and of Gentiva Health Services, Inc. from 2006 to 2009. He is Chairperson of the Board’s Nominating and Corporate Governance Committee. Through his general business experience and academic credentials, Dr. Quelch brings to our Board both industry and academic expertise in marketing and organizational management.

Directors—Term Expiring 2015

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

James Roosevelt, Jr. joined the Board on February 6, 2009. Mr. Roosevelt has served as the President and Chief Executive Officer of Tufts Health Plan since 2005. From 1999 to 2005, Mr. Roosevelt was Senior Vice President and General Counsel of Tufts Health Plan. Mr. Roosevelt also serves as Co-Chair of the Rules and By-laws Committee of the Democratic

National Committee, Co-Chair of the Board of Directors for the Tufts Health Care Institute, and a member of the Board of Directors at American Health Insurance Plans and PointRight Inc., where he serves as a member of the Compensation Committee. Mr. Roosevelt is a member of the Board’s Nominating and Corporate Governance Committee. Mr. Roosevelt brings to our Board extensive senior management, policy-making and financial experience within the health insurance industry, which includes important customers of the Company and is a driving force behind the demand for control of healthcare costs, which is reshaping the diagnostic and health management industries in which we operate.

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

Ellen Chiniara serves as Vice President, General Counsel and Secretary and is responsible for managing legal matters for the Company. Ms. Chiniara joined us in October 2006 as General Counsel, Professional Diagnostics and Assistant Secretary and became our Vice President and General Counsel in May 2007 and Secretary in May 2010. From 2002 to 2006, Ms. Chiniara was Associate General Counsel, Neurology of Serono, Inc., a biopharmaceutical company. Previously, she served as General Counsel to a healthcare venture capital fund and a healthcare management services organization, where she also was Chief Operating Officer of its clinical trial site management division. From 1994 to 1997, Ms. Chiniara was Assistant General Counsel at Value Health, a specialty managed healthcare company where she focused on disease management and healthcare information technology. Prior to 1994, Ms. Chiniara was a partner with Hale and Dorr (now WilmerHale).

Michael Cotton has served as Global President, Health Management since March 2013. Mr. Cotton has also served as President and Chief Executive Officer of Alere Health, LLC since January 2012. He joined Alere Health in September 2010 as President of Alere Health’s Health Improvement division. Mr. Cotton came to Alere from WellCare Health Plans, Inc., where he served as President of National Health Plans from March 2010 until September 2010; President, South Region from February 2009 to February 2010; President, Georgia from February 2008 to February 2009; Chief Operating Officer for Georgia from April 2006 to February 2008; and Chief Operating Officer for Ohio from December 2005 to April 2006. Prior to joining WellCare, Mr. Cotton served as a worldwide partner and market leader for Mercer LLC from October 2001 to December 2005. Prior to October 2001, Mr. Cotton held the positions of President and Chief Executive Officer of Mid-Valley CareNet, a physician hospital organization (PHO) with more than 600 physician members.

Daniella Cramp has served as Global President of our chronic care business unit since March 2013. In that role she focuses on our cardiovascular and diabetes diagnostics and health management solutions. Ms. Cramp previously served as the Vice President of our cardiovascular business unit from September 2007 to March 2013. Ms. Cramp joined the Company in June 2007 upon our acquisition of Biosite Incorporated. Ms. Cramp served as the director of marketing for Biosite from 2004 to 2007. Prior to that, Ms. Cramp was the director of Biosite’s physician office segment where she initiated Biosite’s entry into the outpatient setting with its diagnostic platform, Triage. Ms. Cramp also served as the product director for the launch of the Triage BNP Test, the world’s first blood test for heart failure diagnosis. Prior to joining Biosite, Ms. Cramp worked in the pharmaceutical industry for Astra Merck and later AstraZeneca from 1994 to 2000 in various sales and marketing roles supporting cardiovascular and gastrointestinal pharmaceutical products.

Robert Di Tullio joined us as Vice President, Global Regulatory and Clinical Affairs in March 2010. He has over 39 years of experience in the in vitro diagnostics industry, the last 28 of which have been in quality and regulatory management. Mr. Di Tullio served as Vice President, Regulatory Affairs and Quality at ProteoGenix, Inc., a diagnostic company, from July 2008 to March 2010. He held the position of Vice President, Regulatory and Clinical Affairs and Quality at Sequenom, Inc., a genetic analysis company, from June 2007 to July 2008. From June 1992 to June 2007, Mr. Di Tullio served as Vice

President, Regulatory Affairs and Quality Systems at Diagnostic Products Corporation, or DPC, an immuno-diagnostics company, and Siemens Medical Solutions Diagnostics, following its acquisition of DPC. Mr. Di Tullio was co-chair of the AdvaMed Dx task force from 2007 to 2013.

Hilde Eylenbosch, M.D. has served as President, Alere International Limited since March 2013. Prior to that she held the title of President, Europe and Middle East since February 2012. Previously, she served as Chief Commercial Officer from November 2010 to February 2012, after having served as our Senior Vice President, Marketing from July 2010 to November 2010 and as our Vice President, Marketing from April 2009 to July 2010. She served as Chief Executive Officer of SPD Swiss Precision Diagnostics GmbH, our 50/50 joint venture with Procter & Gamble, from its inception in May 2007 until April 2009. Dr. Eylenbosch has also served as our President, Consumer Diagnostics since June 2006. Prior to assuming that title she served as Vice President, Consumer Diagnostics from July 2005 to June 2006, Vice President, Consumer Marketing from October 2004 to July 2005 and Vice President of International Women’s Health from November 2001 to October 2004. Dr. Eylenbosch served in the same capacity for our predecessor company, Inverness Medical Technology, from August 2001 until that company was acquired by Johnson & Johnson in November 2001. Prior to that, she held various positions at Inverness Medical Technology, including Director of U.S. Women’s Health from September 1998 through October 2000. When she joined Inverness Medical Technology in January 1995, Dr. Eylenbosch was responsible for marketing that company’s women’s health products in Europe. Before joining Inverness Medical Technology, Dr. Eylenbosch was employed by Synthelabo, a French pharmaceutical company, where she held various marketing positions.

Melissa Guerdan joined us as Vice President, Global Quality Assurance in August 2012. Prior to coming to Alere, Ms. Guerdan was the Vice President of Quality Operations for Covidien’s Pharmaceuticals business from March 2008 to August 2012. In this capacity she was responsible for leading quality and compliance across eleven global manufacturing facilities producing and distributing products ranging from urological imaging systems, contrast media/delivery systems, nuclear medicine products, and specialty generic pharmaceuticals. Prior to that Ms. Guerdan served as Director of Quality for Baxter’s Renal and Medication Delivery businesses from 2004 to 2008. In addition to these key leadership roles, Ms. Guerdan also held various quality positions at Pfizer and Aventis Behring.

Robert Hargadon joined us as Vice President, Human Resources, formerly referred to as Global Culture and Performance, in October 2010. He has over 30 years of experience in human resources, leadership and organization development. Mr. Hargadon served as Vice President, Human Resources at drugstore.com, an online pharmacy, from November 2006 through October 2010. Prior to that, Mr. Hargadon was General Manager, Corporate Learning and Development at Microsoft from September 2005 to April 2006 and held various human resources leadership positions at Boston Scientific Corporation, a medical device manufacturer, from 1997 to 2005, including Vice President of International Human Resources and Vice President, Leadership Development from September 1997 to June 2005. Mr. Hargadon served as Vice President, Learning and Development at Fidelity Investments from 1993 to 1997. Mr. Hargadon also had 15 years of experience with the consulting firms Novations Group, Inc. and Harbridge House, which was acquired by PricewaterhouseCoopers LLP.

Paul T. Hempel has served as our Chief Ethics and Compliance Officer since our inception on May 11, 2001. He served as our General Counsel and Secretary from our inception until April 2006, when Mr. Hempel became Senior Vice President in charge of Leadership Development and Special Counsel, while retaining his role as Ethics Officer and his role as Secretary, which he retained until May 2010. Mr. Hempel also retained oversight of our legal affairs until May 2007. In November 2010, Mr. Hempel became Senior Vice President, Ethics/Compliance and Special Counsel. Mr. Hempel served as General Counsel and Assistant Secretary of our predecessor company, Inverness Medical Technology, from October 2000 through November 2001, when that company was acquired by Johnson & Johnson. Prior to joining Inverness Medical Technology, he was a founding stockholder and Managing Partner of Erickson Schaffer Peterson Hempel & Israel PC from 1996 to 2000. Prior to 1996, Mr. Hempel was a partner and managed the business practice at Bowditch & Dewey LLP.

Nigel Lindner has served as our Vice President, Research and Development since December 2011. From April 2009 to November 2011, Dr. Lindner served as Chief Executive Officer of SPD Swiss Precision Diagnostics GmbH, our 50/50 joint venture with Procter & Gamble. Dr. Lindner joined our company in June 2007 as Global Strategic Business Unit Manager for our Women and Children’s Health business, a position he held until March 2009. Prior to joining our company, Dr. Lindner had a long career with Unilever, a leading supplier of food, home and personal care products, where he held various senior research and development positions in their Foods and Chemicals businesses where he focused on strategic development and delivery of innovation from initial concept to full commercialisation.

Sanjay Malkani has served as President, Global Toxicology since February 2013. Previously, he led our Global Toxicology unit as Vice President and has been directly responsible for that unit’s primary US and European operations since January 2011. Mr. Malkani joined the Company as Vice President of the Toxicology Strategic Business Unit in February 2008, with responsibility for the Global Toxicology growth strategy and direct management of the US Toxicology operations. Mr. Malkani joined us from Roche Diagnostics, Inc., where he served as Vice President of Marketing for US Point-of-Care Diagnostics during 2006 to 2007, Vice President of Marketing for US Diabetes Care Hospital in 2005, and held various successive sales and marketing roles in the US Diabetes Care business between 2001 and 2005. Prior to 2001, Mr. Malkani held various commercial positions at The Cambridge Group, Inc. and several start-up technology companies. Prior to completing his MBA at the Kellogg Graduate School of Management, Mr. Malkani held several sales positions at The Dow Chemical Company, Inc., where he started his career in 1991.

Namal Nawana joined us as Chief Operating Officer in December 2012. Before coming to Alere, Mr. Nawana spent 15 years at Johnson & Johnson in various leadership roles. Most recently, he served as the Worldwide President of DePuy Synthes Spine, a Johnson & Johnson company, where he managed global operations from February 2011 to November 2012. Prior to that, Mr. Nawana served as Area Vice President for Johnson & Johnson Medical’s operations in Australia and New Zealand from January 2009 to February 2011, Chairman of the DePuy Asia Pacific Franchise Council, General Manager for DePuy Australia from 2007 to December 2008 and General Manager for DePuy Canada from 2004 to 2007. Namal holds a Masters of Medical Science from the University of Adelaide and an MBA from the Henley Business School.

John O’Rourke joined us as Chief Information Officer in February 2013. An entrepreneur, Mr. O’Rourke has over 24 years running his own businesses, specializing in international information technology and business performance transformation. From April 2001 until February 2010, Mr. O’Rourke was founder and CEO of Catalise PLC and led a variety of significant international engagements with several businesses, including EDF Energy, HP and DPWN/DHL, where he led the creation of their European information technology shared services organization. During this time, Mr. O’Rourke also developed specialization in financial shared services, airline restructuring and pre-and-post-acquisition due diligence and integration for major corporations and for private equity. In March 2010, Mr. O’Rourke co-founded his next venture, Genysys Ltd, where he continued to provide M&A advisory services to private equity investors and provided strategic information technology and business advisory services to large corporations, such as DSM Life Sciences, Nokia and The Energy Saving Trust.

Avi Pelossof was appointed Global President of our infectious disease business unit in March 2013, after serving as Vice President of our infectious disease business unit from February 2008 to February 2013. Mr. Pelossof joined Alere as Vice President, Blood-Borne Pathogens in January 2007 and served in that role until January 2008. Mr. Pelossof has more than 20 years of experience in diagnostics, global health and international finance, including senior roles at Chembio Diagnostic Systems, Inc., a manufacturer of diagnostic tests for infectious diseases, and Citigroup.

James Post has served as President of Alere North America, Inc. since October 2010 and was appointed Global President, Acute Care in March 2013. Mr. Post was Vice President of Sales and Marketing for our Critical Care division from March 2008 until October 2010. From January 2003 to February 2008, Mr. Post served as the Northeast Regional Sales Director for Biosite Incorporated, which we acquired in June 2007. Previously, Mr. Post was the Vice President at US Surgical Corporation leading the commercial team in the U.S. Mr. Post’s career has focused on solutions to help improve clinical and economic outcomes for hospitals and physician offices through innovative solutions development, customer education, and a commitment to a customer-centric culture.

David Teitel has served as our Chief Financial Officer, Vice President and Treasurer since December 2006. Mr. Teitel has over 25 years of public and private company finance experience, including nine years of audit experience at Arthur Andersen and senior financial positions with Thermo Electron Corp., which is now Thermo Fisher Scientific Inc. and Deknatel Snowden Pencer, Inc., a manufacturer of specialty surgical instruments. Mr. Teitel joined the Company in December 2003 as Director of Finance Operations and assumed the title Vice President, Finance in December 2004.

Kate Torchilin, Ph.D. has served as Global President and General Manager, Connected Health since March 2013, and in that role is responsible for our overall strategy for health information technology and device connectivity offerings. Previously, from October 2011 to March 2013, Dr. Torchilin was Vice President and Head of our Women’s Health business unit. Dr. Torchilin was Chief Executive Officer of Biocell Center Inc., an innovative stem cell technology and tissue bank, from August 2009 to August 2011. Before joining Biocell Center, Dr. Torchilin ran a consumer medical technology innovation incubator, Enspire Medica, that she co-founded, from June 2008 until August 2009. Prior to that Dr. Torchilin worked at Thermo Fisher Scientific Inc. from June 2003 to May 2008, where she held a variety of management positions, including positions in mergers and acquisitions, strategic planning and marketing. Prior to joining Thermo Fisher, Dr. Torchilin worked in a technology licensing role at Beth Israel Deaconess Medical Center, a major teaching hospital affiliated with Harvard Medical School.

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

To our knowledge, based solely on a review of the copies of such reports received by us and certain written representations that no other reports were required, we believe that for the fiscal year ended December 31, 2012, all of our officers, directors and 10% beneficial owners complied with the requirements of Section 16(a).

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation paid to our “named executive officers.” Based on 2012 total compensation, our named executive officers are:

•	Ron Zwanziger, Chief Executive Officer, or our CEO;

•	Dave Teitel, Chief Financial Officer, Vice President and Treasurer, or our CFO;

•	Namal Nawana, Chief Operating Officer, or our COO;

•	David Scott, Ph.D., our Chief Scientific Officer; and

•	Jerry McAleer, Ph.D., our Senior Vice President, Research and Development.

For purposes of this Compensation Discussion and Analysis, we refer to Mr. Zwanziger, Dr. Scott and Dr. McAleer as our “key executives.”

Philosophy and Objectives

The objective of our executive compensation program for 2012 was to attract, retain and motivate the talented and dedicated executives who were critical to our goals of continued growth, innovation, increasing profitability and, ultimately, maximizing stockholder value. Specifically, we sought to attract and reward executives who displayed certain fundamental leadership characteristics that we had identified as consistent with our corporate goals and culture. We provided these executives with what we believed to be a competitive total compensation package, consisting primarily of base cash compensation, performance-based incentive compensation packages, including both equity and cash components, and a broad-based benefits program. Our 2012 compensation program was designed to reward each executive’s individual performance by considering generally their past and potential contributions to our achievement of key strategic goals, such as revenue generation, margin improvement and the establishment and maintenance of key strategic relationships. These performance factors were used to determine whether the performance-based incentive compensation awards would be granted to each executive. Our 2012 executive compensation program aimed to provide a risk-balanced compensation package which was competitive in our market sector and, more importantly, relevant to the individual executive. In addition, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, at our 2012 annual meeting of stockholders, we submitted a non-binding, advisory proposal to our stockholders to approve the compensation paid to our named executive officers. Ninety-nine percent of our stockholders who cast votes with respect to that proposal supported our executive compensation practices, as set forth in our 2012 proxy statement. Our Compensation Committee interpreted the results of this advisory vote as a strong affirmation of our executive compensation practices. Given that our Compensation Committee implemented our executive compensation program for 2012 before the date of our 2012 annual meeting of stockholders, the Compensation Committee could not have considered the results of this advisory vote in establishing our executive compensation program for 2012. However, the Compensation Committee was aware of the results of the advisory vote at the time it assessed achievement of the performance goals established as part of our 2012 executive compensation program, which are described in more detail below.

Our policy for allocating between base cash compensation and incentive compensation for 2012 was to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize value for our company and our stockholders. For 2012, we provided (i) base cash compensation to meet competitive cash compensation norms and (ii) performance-based compensation that included the potential for the executives to earn cash-based and stock-based awards to reward superior performance against annual strategic targets and long-term stock price appreciation. Our Compensation Committee believed that this compensation structure would appropriately focus our executives’ attention on both current-year performance targets, which are critical to achievement of our stated corporate objectives, and long-term stock price appreciation.

Executive Compensation Process

The compensation of our named executive officers, as well as our other executive officers, has been reviewed by our Compensation Committee at least annually for consistency with our compensation philosophy and objectives. Our management, including our CEO, has participated in this review by making its own recommendations as to the base cash compensation and performance-based compensation of our executive officers to the Compensation Committee. The Compensation Committee has considered the recommendations of management in assessing executive compensation, but from time to time it has also gathered and relied on other data and resources, and from time to time has utilized the services of a compensation consultant in reviewing and determining executive compensation.

In reviewing executive compensation during 2012, the Compensation Committee and management considered the practices of companies of similar size, geographic location and market focus. For this purpose, management and the Compensation Committee utilized the 2011 Radford Global Life Sciences Survey, or the 2011 Radford Survey, which provided comprehensive baseline compensation data on positions at the executive, management and professional levels, including base cash compensation, total cash compensation, options and other equity compensation, for 600 multinational life sciences companies. Our management and Compensation Committee also collected and analyzed other publicly-available compensation data and subscription compensation survey data and used this information in determining executive compensation. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this compensation information is an important part of our compensation-related decision-making process.

During 2012, the Compensation Committee also engaged a compensation consultant, Aon Consulting’s Radford Surveys + Consulting, or Radford, to assist the committee in assessing total compensation of our key executives. As part of its engagement, Radford assisted the Compensation Committee in reviewing the peer group of companies used by our Compensation Committee in assessing the competitiveness of the compensation of our key executives. The peer group selected by the Compensation Committee for purposes of evaluating compensation of the key executives consisted of twenty publicly-traded companies in a similar industry space and with similar revenues and market capitalizations. Our peer group did not change from 2011 to 2012. Of the peer group companies, 26% were health management companies and 74% were diagnostics/medical equipment companies. Specifically, the peer group consisted of the following companies:

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

In 2012, pursuant to our Annual Executive Incentive Compensation Process, or the Annual Incentive Process, we offered annual performance-based incentive compensation packages under which a broad group of executives and managers worldwide, including Mr. Teitel, were eligible to receive stock-based awards, consisting of performance options, and cash awards based on the achievement of stated performance conditions. The performance options have an exercise price of $25.43 per share representing the closing price for the Company’s common stock on the date of grant, February 29, 2012. The performance options will vest over 4 years in equal annual installments commencing one year from the grant date, subject to satisfaction of a number of corporate and, in some cases, business-level performance criteria applicable to calendar year 2012 performance. The performance criteria for the performance options were consistent with the definition of performance criteria set forth in the 2010 Plan and included an earnings per share target, an organic growth target and, in the case of certain executive officers, a return on investment capital target, as well as other performance criteria which vary from individual to individual. In the case of performance options for which some, but not all, of the performance criteria were satisfied, the Compensation Committee retained the discretion to permit a reduced number of the options to vest. The performance options have a term of ten years from the date of grant. The Compensation Committee also granted a contingent, performance-based cash award, or a Cash Award, to each executive and manager who received a performance option. Each Cash Award, if earned, would have entitled the recipient to receive a cash payment equal to the appreciation, if any, of our stock price during 2012 multiplied by the number of shares subject to the performance options granted to that person and would have been payable in 2 equal annual installments commencing one year from the grant date.

Adoption of the Annual Incentive Process was not intended to preclude the Compensation Committee from making equity or other awards outside of this process in appropriate circumstances, and the process is expected to evolve from year to year. In addition, the Compensation Committee expects to continue to make grants under our stockholder-approved stock option and incentive plans, or our Option Plans, outside of the Annual Incentive Process in connection with changes in responsibility, significant accomplishments, new hires and in other appropriate circumstances.

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

Elements of Compensation

For 2012, executive compensation consisted of the following elements:

Base Cash Compensation. Base cash compensation was established based on the factors discussed above. We sought to ensure that the base cash compensation of our executives would be competitive by targeting annual base salary for a particular individual near the average of the range of annual cash compensation (base cash compensation plus annual non-equity incentive compensation) for executives in similar positions with similar responsibilities at comparable companies. Other elements of compensation, including past and present grants of stock-based awards, were also considered. The salary and sign-on bonus to Mr. Nawana were considered and approved as appropriate incentives to entice Mr. Nawana to leave his prior employment. The Compensation Committee believed that competitive base cash compensation was necessary to attract and retain a management team with the requisite skills to lead our company. In 2012, based on its analysis of our salary objectives, the various factors discussed above, and the 2011 Radford Survey, and considering the total compensation of our named executive officers, the annual base salary paid to Mr. Teitel was increased from $375,000 to $400,000. In approving the base salary increase for Mr. Teitel, the Compensation Committee considered an analysis of total compensation for comparable executives as well as his background, expertise and experience, and individual performance and past contributions to our overall goals and objectives. While many of these factors are subjective measures, and are not based on any stated quantified objectives, they played an important role in the Compensation Committee’s decision-making process. These subjective factors were considered in the aggregate and, accordingly, no specific factor played a greater role in determining the increase in Mr. Teitel’s base salary. The Compensation Committee did not adjust the base salaries of the other named executive officers during 2012.

Stock Options and Stock-based Awards. For 2012, our Compensation Committee believed that the use of stock options and other stock-based awards would continue to offer the best approach to achieving our long-term compensation goals. Consistent with this belief, our Option Plans were established to provide certain of our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of stockholders and with our long-term success. While our Option Plans allow our Compensation Committee to grant a number of different types of stock-based awards, we have relied exclusively on stock options to provide equity incentive compensation to our executive officers, other than one restricted stock grant made to Mr. Zwanziger in 2001 and one restricted stock grant made to Mr. Nawana at the time of his hiring in December 2012, which is more fully described below. Stock options granted to our executive officers have historically had an exercise price equal to the fair market value of our common stock on the grant date, except for certain grants of options to our key executives in July 2008, February 2010 and July 2012 that had exercise prices above the fair market value of our common stock on the grant date. Our stock options have typically vested 25% per annum based upon continued employment over a four-year period, and generally have had terms expiring ten years after the date of grant. Stock option grants to our executive officers have been made in connection with the commencement of employment, in conjunction with an annual review of total compensation and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. While our Compensation Committee expects to continue to grant stock options on an ad hoc basis as circumstances warrant (consistent with the granting policy described below), in the future we expect that stock option awards will primarily be granted to our named executive officers as part of the Annual Incentive Process. Proposals to grant stock options to our executive officers in 2012, including those made in connection with the Annual Incentive Process, were made by our CEO to the Compensation Committee. With respect to proposals for grants made to our executive officers in 2012, the Compensation Committee reviewed consultant reports, as discussed above, individual performance, the executive’s existing compensation and other retention considerations. The Compensation Committee considered the estimated Black-Scholes valuation of each proposed stock option grant in determining the number of options subject to each grant in 2012. Generally, 2012 stock option grants for each named executive officer were based on the factors discussed above and were intended to be valued near the average of the range of the value of long-term incentive awards for executives in similar positions with similar responsibilities at comparable companies, although other elements of compensation, including salary, were also considered.

Generally, stock option grants to executive officers have been made in conjunction with meetings of the Board of Directors. In 2012, grants were made in accordance with the Board’s previously adopted stock option granting policy, which includes the following elements:

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

For 2012, Mr. Teitel participated in the Annual Incentive Process and was awarded a performance-based compensation package based upon 7,500 shares of our common stock, consisting of stock options and a Cash Award. There were numerous performance conditions applicable to the awards to Mr. Teitel, all of which had to be satisfied in order for the awards to vest in full. These performance conditions included an earnings per share target of $2.56, an organic growth target of 4% and ensuring accurate, timely and proper financial reporting related to company performance. The first two performance goals were not fully met, and as a result, Mr. Teitel’s performance-based option vested only as to 375 shares of our common stock. Because our stock price declined during 2012, the accompanying Cash Award had no value.

For 2012, our Compensation Committee decided that our key executives should receive stock options only if the grant of those options were specifically approved by our stockholders. At our annual meeting of stockholders in July 2012, our stockholders approved the grant to Mr. Zwanziger, Dr. Scott and Dr. McAleer of options to purchase 490,000, 175,000 and 150,000 shares, respectively. While the closing price of our common stock on the date of grant was $19.00, these options were granted with a premium exercise price of $50.00. Due to the premium exercise price and the fact that the price of our common stock would need to increase almost 165% in order for these option grants to be “in the money,” the Board and Compensation Committee considered these grants to be stronger incentives for the generation and maintenance of long-term appreciation of our stock price than standard options grants and in the best interest of our stockholders. More than 93% of our stockholders who cast votes with respect to this proposal in 2012 supported these option grants.

On December 30, 2012, in connection with his appointment as our Chief Operating Officer, Mr. Nawana was granted 110,000 restricted stock units, or RSUs, as follows: 5,000 RSUs to vest one year after the grant date, 5,000 RSUs to vest two years after the grant date, and 100,000 RSUs to vest three years after the grant date. If Mr. Nawana’s employment is involuntarily terminated without cause within three years, his RSUs will accelerate and fully vest. The RSUs will also accelerate and fully vest if Mr. Nawana terminates his employment voluntarily after one year, other than in the presence of facts or circumstances which would constitute cause for termination by us. On that date, Mr. Nawana was also granted, effective December 31, 2012, an option to purchase 200,000 shares of our common stock at an exercise price of $18.50, the closing price of our common stock on December 31, 2012. The Compensation Committee considered these grants to be appropriate incentives to entice Mr. Nawana to leave his prior employment employer and accept our offer to serve as our Chief Operating Officer. The Compensation Committee also considered an analysis of total compensation for comparable executives based on Mr. Nawana’s expected role, in which he would be responsible for all of our world-wide commercial, research and development, and operational functions, the estimated Black-Scholes valuation of the RSU and stock option grants, as well as information available to the Compensation Committee regarding Mr. Nawana’s background, expertise, experience and performance in other companies. While many of these factors are subjective measures, and are not based on any stated quantified objectives, they played an important role in the Compensation Committee’s decision-making process. These subjective factors were considered in the aggregate and, accordingly, no specific factor played a greater role in determining the grants.

Bonuses. Cash bonuses and other non-equity incentive compensation have not historically been a regular or important element of our executive compensation strategy; instead, our Compensation Committee has focused on stock-based awards designed to reward long-term performance. While the Compensation Committee generally remains committed to this strategy, the Annual Incentive Process established during 2012 did provide for cash awards, vesting over two years, if performance targets were met during the target year. The primary purpose of the Cash Awards was to further incent executives to achieve shorter-term results based upon the price appreciation of our common stock during the performance period. Because our stock price declined during 2012, the Cash Awards had no value.

Other Compensation. None of our named executive officers is entitled to receive any payment upon a change in control of our company or a termination of his employment with us, except as described above with respect to the RSUs granted to Mr. Nawana. Our named executive officers’ service with our company is at will. The named executive officers were not eligible to participate in, and did not have any accrued benefits under, any company-sponsored defined benefit pension plan in 2012. They were eligible to, and in some case did, participate in defined contributions plans, such as a 401(k) plan, on the same terms as other employees. The terms of these defined contribution plans varied depending on the jurisdiction of employment of the executive. In addition, consistent with our compensation philosophy, the Compensation Committee maintained in 2012 generally the same benefits and perquisites for our executive officers as in prior years, which consisted of certain matching contributions under our defined benefit plans and payment of life insurance premiums. The Compensation Committee believes that the benefits and perquisites provided to our executive officers in 2012 were lower than median competitive levels for comparable companies. Finally, all of our executives were eligible to participate in our other employee benefit plans, including medical, dental, life and disability insurance.

Tax Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1,000,000 to certain of the named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. We have periodically reviewed the potential consequences of Section 162(m) and on occasion have sought to structure the performance-based portion of our executive compensation to comply with the exemptions available under Section 162(m). We believe that options granted in 2012 under our Option Plans generally qualify as performance-based compensation under Section 162(m). However, we reserve the right to use our judgment to authorize compensation payments that do not comply with these exemptions when we believe that such payments are appropriate and in the best interest of the stockholders, after taking into consideration changing business conditions or the applicable officer’s performance. For example, we do not believe that the RSUs granted to Mr. Nawana will qualify as performance-based compensation and, accordingly, we may be unable to deduct some or all of the compensation expense associated with any RSUs that vest.

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

Carol R. Goldberg, Chairperson

Eli Y. Adashi, Member

Robert P. Khederian, Member

Compensation Committee Interlocks and Insider Participation

During 2012, the members of the Compensation Committee were Ms. Goldberg (Chairperson), Dr. Adashi and Mr. Khederian. No member of the Compensation Committee has ever been an officer or employee of ours or any of our subsidiaries. None of our executive officers serves as a director or member of the compensation committee of another entity in a case where an executive officer of such other entity serves as a director of ours or a member of our Compensation Committee.

Compensation of Executive Officers and Directors

Set forth below is information regarding the compensation of our named executive officers.

Summary Compensation Table. The following table sets forth information regarding the named executive officers’ compensation for the fiscal years 2012, 2011 and 2010. For our named executive officers, the amount of salary and bonus represented between 0% and 83% of the named executive officers’ total compensation for 2012.

Summary Compensation Table for 2012

Name and Principal Position	Year	Salary ($)	Stock Awards ($)		Option Awards ($)(1)		All Other Compensation ($)(2)	Total ($)

Ron Zwanziger Chairman of the Board, Chief Executive Officer and President	2012	$900,000	—		$2,940,000		$1,080	$3,841,080
	2011	$900,000	—		—		$713	$900,713
	2010	$900,000	—		$3,745,000		$2,838	$4,647,838

David Teitel Chief Financial Officer, Vice President and Treasurer	2012	$393,269	—		$73,353	(3)	$8,580	$475,202
	2011	$366,346	—		$102,200		$8,063	$476,609
	2010	$300,000	—		—		$10,109	$310,109

Namal Nawana(4) Chief Operating Officer	2012	$3,077	$2,020,700	(5)	$1,468,530		—	$3,492,307

David Scott, Ph.D.(6) Chief Scientific Officer	2012	$557,510	—		$1,050,000		—	$1,607,510
	2011	$546,028	—		—		—	$546,028
	2010	$543,767	—		$1,348,200		—	$1,891,967

Jerry McAleer, Ph.D.(6) Senior Vice President, Research and Development	2012	$517,687	—		$900,000		—	$1,417,687
	2011	$523,740	—		—		—	$523,740
	2010	$504,926	—		$1,123,500		—	$1,628,426

(1)	These amounts represent the aggregate grant date fair value of stock option awards made during 2012, 2011 and 2010, respectively, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (FASB ASC Topic 718), excluding estimated forfeitures. See Note 14 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of the relevant assumptions used in calculating these amounts.
(2)	The amounts in this column include for 2012: (a) matching contributions we made to our defined contribution plans in the amounts of $7,500 on behalf of Mr. Teitel; and (b) life insurance premiums paid in the amounts of $1,080 on behalf of Mr. Zwanziger and Mr. Teitel.
(3)	The grant date fair value of this stock option is based on our assessment, as of the grant date, of the probable outcome of applicable performance conditions. Assuming the highest possible level of achievement of the performance conditions, the grant date fair value would have been $74,850.
(4)	Mr. Nawana was hired on December 30, 2012 and was not a named executive officer in 2010 or 2011.
(5)	This amount represents the aggregate grant date fair value of restricted stock units issued to Mr. Nawana in 2012, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (FASB ASC Topic 718), excluding estimated forfeitures. Under FASB Topic 718, the grant date fair value of each restricted stock unit is equal to the closing price of our common stock on that date, or $18.37 per share.
(6)	Salary and other cash compensation for these named executive officers were paid in British pounds. British pounds were converted to U.S. dollars at assumed exchange rates of £1:$1.58496, £1:$1.60349 and £1:$1.54589, which were the average exchange rates for 2012, 2011 and 2010, respectively.

Grants of Plan-Based Awards. The following table sets forth certain information with respect to the grant of plan-based awards to the named executive officers in 2012.

Grants of Plan-Based Awards for 2012

	Grant Date(1)	Compensation Committee Approval Date(1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)(5)		Exercise Or Base Price of Option Awards ($ /Sh)		Grant Date Fair Value of Stock and Option Awards(6)
Name			Shares Underlying Award (#)(2)		Target ($)(2)

Ron Zwanziger	7/11/2012	5/2/2012					490,000		$50.00	(7)	$2,940,000

David Teitel	2/29/2012	2/29/2012	7,500	(2)	(2)		—		—		—
	2/29/2012	2/29/2012					7,500	(2)	$25.43	(8)	$73,353

Namal Nawana	12/30/2012	12/6/2012				110,000	—		—		$2,020,700
	12/31/2012	12/6/2012					200,000		$18.50	(8)	$1,468,530

David Scott, Ph.D.	7/11/2012	5/2/2012					175,000		$50.00	(7)	$1,050,000

Jerry McAleer, Ph.D.	7/11/2012	5/2/2012					150,000		$50.00	(7)	$900,000

(1)	The grant dates of the options for the named executive officers are in accordance with our stock option granting policy. Under this policy, grants of options approved by the Compensation Committee for existing employees shall be effective as of the next applicable “Grant Date” (except that any grants subject to stockholder approval shall be effective as of the date of stockholder approval). Under this policy, “Grant Date” means the last day of the following months: February, April, June, August, October and December. In the case of grants to Mr. Zwanziger, Mr. McAleer and Mr. Scott, the date of grant is the date of the Annual Meeting of Stockholders of July 11, 2012, at which the grants of these options were approved by the Company’s stockholders.

(2)	Amounts in these columns represent grants to Mr. Teitel under our Annual Incentive Process of a Cash Award, which was subject to performance conditions, and stock options, the vesting of which was subject to performance conditions. Under the terms of the awards, Mr. Teitel would have been eligible to receive, subject to the satisfaction of applicable performance conditions and subject to certification by the Compensation Committee, (i) a Cash Award equal to the appreciation in the price of one share of our common stock during 2012 times the number of shares set forth in the table and (ii) vesting of options to purchase the number of shares set forth in the table. Because our stock price declined during 2012, the Cash Award had no value. On February 7, 2013, the Compensation Committee certified that the performance conditions for the stock option granted to Mr. Teitel had been partially satisfied and determined that stock options to purchase 375 shares of our common stock would vest. These options will vest in four equal annual installments beginning on February 28, 2013, subject to Mr. Teitel’s continued employment with us. For more information regarding our Annual Incentive Process, including the performance-based conditions, see “Compensation Discussion and Analysis” beginning on page 9.
(3)	The award in this column represents a Restricted Stock Unit, or RSU, granted as an employment inducement award outside our current stockholder-approved stock option and incentive plans pursuant to NYSE Rule 303A.08. The vesting of the RSU is as follows: 5,000 RSUs will vest one year after the grant date, 5,000 RSUs will vest two years after the grant date, and 100,000 RSUs will vest three years after the grant date. If Mr. Nawana’s employment is involuntarily terminated, without cause, within three years, his RSUs would accelerate and fully vest. The RSUs will also accelerate and fully vest if Mr. Nawana terminates his employment voluntarily after one year, other than in presence of facts or circumstances which would constitute cause for termination by us.
(4)	All stock option awards were made under our 2010 Stock Option and Incentive Plan.
(5)	The terms of these options provide for vesting in four equal annual installments, commencing on the first anniversary of the date of grant and conditioned upon the recipient’s continued employment with the Company on the applicable vesting date. The options will expire on the tenth anniversary of the grant date or, if earlier, three months after the recipient’s employment terminates.
(6)	These amounts represent the aggregate grant date fair value of restricted stock units awards and stock option awards made during 2012, calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See Note 14 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion of the relevant assumptions used in calculating these amounts.
(7)	The exercise price of the stock option awards to the named executive officers is equal to the greater of $50.00 and the fair market value of our common stock on the effective date of grant; the closing price of our common stock on July 11, 2012, the date of grant, was $19.00 and accordingly, the exercise price per share of the options is $50.00.
(8)	The exercise price of the stock option awards to the named executive officers is equal to the closing price of our common stock on the applicable Grant Date.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth certain information with respect to outstanding options and stock awards held by the named executive officers at the end of 2012.

Outstanding Equity Awards at Fiscal Year-End for 2012

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable		Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)
Ron Zwanziger	7,576	—		$21.78	12-31-2013	—	—
	300,000	—		$39.72	5-17-2017	—	—
	150,000	—		$61.49	7-23-2018	—	—
	125,000	125,000		$61.49	2-28-2020	—	—
	—	490,000		$50.00	7-11-2022	—	—

David Teitel	10,000	—		$21.38	12-11-2013	—	—
	10,000	—		$24.25	12-17-2014	—	—
	5,000	—		$34.40	10-04-2016	—	—
	20,000	—		$38.10	12-15-2016	—	—
	20,000	—		$48.14	8-31-2017	—	—
	17,686	5,895		$35.58	6-30-2019	—	—
	7,500	2,500		$38.01	10-30-2019	—	—
	2,500	7,500		$26.06	10-31-2021	—	—
	—	7,500	(4)	$25.43	2-28-2022	—	—

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(3) ($)

Namal Nawana	—	200,000	$18.50	12-31-2022
	—	—	—	—	110,000	(5)	$2,035,000.00

David Scott, Ph.D.	5,252	—	$21.78	12-31-2013	—		—
	150,000	—	$39.72	5-17-2017	—		—
	75,000	—	$61.49	7-23-2018	—		—
	45,000	45,000	$61.49	2-28-2020	—		—
	—	175,000	$50.00	7-11-2022	—		—

Jerry McAleer, Ph.D.	4,656	—	$21.78	12-31-2013	—		—
	125,000	—	$39.72	5-17-2017	—		—
	65,000	—	$61.49	7-23-2018	—		—
	37,500	37,500	$61.49	2-28-2020	—		—
	—	150,000	$50.00	7-11-2022	—		—

(1)	Options become exercisable in four equal annual installments beginning on the first anniversary of the date of grant.
(2)	Unless otherwise noted, the expiration date of each option occurs ten years after the date of grant of such option.
(3)	The value attributable to the restricted stock units equals the closing price of our common stock as reported by the New York Stock Exchange on December 31, 2012, which was $18.50, multiplied by the number of units underlying the award.
(4)	The vesting of this award is subject to satisfaction of performance conditions; options for which the performance conditions are satisfied will become exercisable in four equal installments beginning on the first anniversary date of grant. On February 7, 2013, the Compensation Committee certified that the performance conditions for the stock option granted to Mr. Teitel had been partially satisfied and determined that stock options to purchase 375 shares of our common stock would vest.
(5)	The award in this column represents a RSU granted on December 30, 2012 as an employment inducement award outside of our stockholder-approved stock option and incentive plans pursuant to NYSE Rule 303A.08. The vesting of the RSU is as follows: 5,000 RSUs will vest one year after the grant date, 5,000 RSUs will vest two years after the grant date, and 100,000 RSUs will vest three years after the grant date. If Mr. Nawana’s employment is involuntarily terminated, without cause, within three years, his RSUs will accelerate and fully vest. The RSUs will also accelerate and fully vest if Mr. Nawana terminates his employment voluntarily after one year, other than in the presence of facts or circumstances which would constitute cause for termination by us.

Option Exercises and Stock Vested. The following table sets forth certain information with respect to options exercised by the named executive officers in fiscal year 2012. No named executive officer held any stock awards that vested during 2012.

Option Exercises and Stock Vested for 2012

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Ron Zwanziger	5,065	$18,133
David Teitel	—	—
Namal Nawana	—	—
David Scott, Ph.D.	—	—
Jerry McAleer, Ph.D.	1,805	$5,794

(1)	Represents the difference between the aggregate exercise price and the aggregate fair market value of the common stock on the respective dates of exercise.

Non-qualified Deferred Compensation Plans. During 2012, our named executive officers did not participate in any non-qualified defined contribution or other non-qualified deferred compensation plans.

Pension Benefits. During 2012, our named executive officers did not participate in any plan that provides for specified retirement benefits, or payments and benefits that will be provided primarily following retirement, other than defined contribution plans, such as our 401(k) savings plan.

Employment Agreement and Potential Payments upon Termination or Change-in-Control. Effective December 30, 2012, we entered into a Restricted Stock Unit Agreement with Mr. Nawana in connection with his appointment as our Chief Operating Officer, pursuant to which we granted to Mr. Nawana 110,000 RSUs, which vest over a period of three years as described above. Under the terms of the Restricted Stock Unit Agreement, if Mr. Nawana’s employment is involuntarily terminated, without cause, within three years of the date of grant, his RSUs will accelerate and fully vest. The RSUs will also accelerate and fully vest if Mr. Nawana terminates his employment voluntarily after one year, other than in the presence of facts or circumstances which would constitute cause for termination by us. The Restricted Stock Unit Agreement further provides that all of the RSUs will immediately vest upon a “change of control” of the Company, as that term is defined in the Restricted Stock Unit Agreement. Our named executive officers are employees-at-will and do not have employment or severance contracts with us. Other than provisions in our Option Plans that provide for all stock options to automatically become fully exercisable, RSUs to become fully vested and any stock awards to become vested and non-forfeitable in the event of a “change of control” as defined in the plans, there are no other contracts, agreements, plans or arrangements that provide for payments to our named executive officers at, following, or in connection with any termination of employment, change in control of the Company or a change in a named executive officer’s responsibilities. All of the outstanding stock options held by our named executive officers reported above under “Outstanding Equity Awards at Fiscal Year-End” were issued under our Option Plans and are subject to accelerated exercisability upon a change of control. The table below sets forth the value attributable to such an acceleration of exercisability of options and an acceleration of vesting of RSUs under the Restricted Stock Unit Agreement.

Name	Value Attributable to Acceleration of Exercisability of Stock Options and Vesting of RSUs Upon a Change of Control(1)
Ron Zwanziger	$—
David Teitel	$—
Namal Nawana	$2,035,000
David Scott, Ph.D.	$—
Jerry McAleer, Ph.D.	$—

(1)	Assumes the occurrence of a change of control of the Company on December 31, 2012. The value attributable to the acceleration of in-the-money stock options equals the difference between the applicable option exercise prices and the closing sale price of our common stock as reported by the New York Stock Exchange on December 31, 2012, which was $18.50, multiplied by the number of shares underlying the options. At December 31, 2012, none of the stock options held by our named executive officers was in the money. The value attributable to the acceleration of vesting of RSUs equals the closing sale price of our common stock as reported by the New York Stock Exchange on December 31, 2012, which was $18.50, multiplied by the number of units underlying the award.

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

Compensation of Directors

The following table sets forth information regarding the compensation of our directors for 2012.

Director Compensation

Name (1)	Fees Earned or Paid in Cash ($)(2)	Total ($)(3)
Eli Adashi, M.D.	$78,000	$78,000
Carol R. Goldberg	$86,000	$86,000
Robert P. Khederian	$90,000	$90,000
John F. Levy	$29,000	$29,000

Name (1)	Fees Earned or Paid in Cash ($)(2)	Total ($)(3)
John A. Quelch, D.B.A.	$45,000	$45,000
James Roosevelt, Jr.	$5,000	$5,000
Peter Townsend	$82,000	$82,000

(1)	Ron Zwanziger, Jerry McAleer and David Scott are not included in this table as they are employees of the Company and receive no compensation for their services as directors. The compensation received by Mr. Zwanziger, Dr. McAleer and Dr. Scott as employees of the Company is shown in the Summary Compensation Table above.
(2)	Dr. Adashi received cash payments of $19,500 each in April 2012, July 2012 and September 2012 and earned fees of $19,500 as of December 31, 2012, which amount was paid in January 2013. Ms. Goldberg received cash payments of $21,500 each in April 2012, July 2012 and September 2012 and earned fees of $21,500 as of December 31, 2012, which amount was paid in January 2013. Mr. Khederian received cash payments of $22,500 each in April 2012, July 2012 and September 2012 and earned fees of $22,500 as of December 31, 2012, which amount was paid in January 2013. Mr. Levy received cash payments of $7,250 each in April 2012, July 2012 and September 2012 and earned fees of $7,250 as of December 31, 2012, which amount was paid in January 2013. Mr. Quelch received cash payments of $11,250 each in April 2012, July 2012 and October 2012 and earned fees of $11,250 as of December 31, 2012, which amount was paid in January 2013. Mr. Roosevelt received cash payments of $1,250 each in April 2012, July 2012 and September 2012 and earned fees of $1,250 as of December 31, 2012, which amount was paid in January 2013. Mr. Townsend received cash payments of $20,500 each in April 2012, July 2012 and October 2012 and earned fees of $20,500 as of December 31, 2012, which amount was paid in January 2013. The cash compensation paid to directors is described in more detail below.
(3)	As of December 31, 2012, each director had the following number of options outstanding: Eli Adashi: 41,515; Carol R. Goldberg: 74,868; Robert P. Khederian: 59,999; John F. Levy: 101,006; John A. Quelch: 115,540; James Roosevelt, Jr.: 57,156; Peter Townsend: 49,868.

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

Unless otherwise stated, beneficial ownership is calculated as of April 15, 2013. For the purpose of this table, a person, group or entity is deemed to have “beneficial ownership” of any shares that such person, group or entity has the right to acquire within 60 days after such date through the exercise of options or warrants.

Security Ownership of Certain Beneficial Owners and Management

	Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)
Manning & Napier Advisors, LLC (4)	9,453,433	11.63%
FMR LLC (5)	7,528,859	9.26%
Invesco Ltd. (6)	6,307,397	7.76%
EdgePoint Investment Group Inc. (7)	5,251,946	6.46%
Ron Zwanziger (8)	4,173,343	5.09%
David Scott, Ph.D. (9)	773,421	*
Jerry McAleer, Ph.D. (10)	549,981	*
John F. Levy (11)	238,266	*
Carol R. Goldberg (12)	148,595	*
David Teitel (13)	96,909	*
John A. Quelch, D.B.A.(14)	84,819	*
Robert Khederian (15)	67,431	*
James Roosevelt, Jr. (16)	43,167	*
Peter Townsend (17)	37,300	*
Eli Adashi, M.D.(18)	29,797	*
Namal Nawana	—	*
All current executive officers and directors (27 persons)(19)	7,148,138	8.53%

*	Represents less than 1%
(1)	The address of each director or executive officer (and any related persons or entities) is c/o the Company at its principal office.
(2)	Unless otherwise indicated, the stockholders identified in this table have sole voting and dispositive power with respect to the shares beneficially owned by them.
(3)	The number of shares outstanding used in calculating the percentage for each person, group or entity listed includes the number of shares underlying options and warrants held by such person, group, or entity that were exercisable within 60 days after April 15, 2013, but excludes shares of stock underlying options and warrants held by any other person, group or entity.
(4)	This information is based on information contained in a Schedule 13G filed with the SEC on January 23, 2013 by Manning & Napier Advisors, LLC. Manning & Napier Advisors, LLC reported that it has (i) sole voting power with respect to 7,111,873 shares and (ii) sole dispositive power with respect to 9,453,433 shares. The address provided therein for Manning & Napier Advisors, LLC is 290 Woodcliff Drive, Fairport, NY 14450.
(5)	This information is based on information contained in a Schedule 13G filed with the SEC on February 14, 2013 by FMR LLC and Edward C. Johnson III. Each of FMR LLC and Mr. Johnson reported that it or he has (i) in the case of FMR LLC only, sole voting power with respect to 161,113 shares and (ii) sole dispositive power with respect to 7,528,859 shares. The address provided therein for FMR LCC and Mr. Johnson is 82 Devonshire Street, Boston, MA 02109.

(6)	This information is based on information contained in a Schedule 13G filed with the SEC on February 13, 2013 by Invesco Ltd. Invesco Ltd. reported that it has (i) sole voting power with respect to 6,305,197 shares and (ii) sole dispositive power with respect to 6,307,397 shares. The address provided therein for Invesco Ltd. is 1555 Peachtree Street NE; Atlanta, GA 30309.
(7)	This information is based on information contained in a Schedule 13G filed with the SEC on February 13, 2013 by EdgePoint Investment Group Inc., Cymbria Corporation, EdgePoint Canadian Growth & Income Portfolio, EdgePoint Canadian Portfolio, EdgePoint Global Growth & Income Portfolio and EdgePoint Global Portfolio, which reported that they had shared voting and dispositive power with respect to 5,251,946, 829,100, 460,000, 435,000, 843,000 and 2,684,846 shares, respectively. The address provided therein for these reporting persons is 150 Bloor Street West, Suite 500, Toronto, Ontario M5S 2X9, Canada.
(8)	Consists of 3,528,267 shares of common stock and 645,076 shares of common stock underlying options exercisable within 60 days from April 15, 2013. Of the shares attributed to Mr. Zwanziger, 224,112 shares of common stock are owned by Ron Zwanziger as Trustee of the Zwanziger 2009 Annuity Trust, 224,276 shares of common stock are owned by Orit Goldstein as Trustee of the Zwanziger Family 2004 Irrevocable Trust and 1,806,696 shares of common stock are owned by Zwanziger Family Ventures, LLC, a limited liability company managed by Mr. Zwanziger and his spouse. Of the other shares attributed to him, Mr. Zwanziger disclaims beneficial ownership of (i) 2,600 shares owned by his wife, Janet M. Zwanziger, (ii) 29,450 shares owned by the Zwanziger Goldstein Foundation, a charitable foundation for which Mr. Zwanziger and his spouse, along with three others, serve as directors, (iii) 572,625 shares owned by Ron Zwanziger as Trustee of the Zwanziger 2004 Revocable Trust, (iv) 191,830 shares owned by Orit Goldstein as the Trustee of the Zwanziger Family Trust, and (v) 472,193 shares owned by Zwanziger Family 2012 Irrevocable Trust. Does not include 36,380 shares of common stock potentially acquirable by the Zwanziger Family Trust upon conversion of 3% senior subordinated notes at a conversion price of $43.98 per share.
(9)	Consists of 475,669 shares of common stock and 297,752 shares of common stock underlying options exercisable within 60 days from April 15, 2013.
(10)	Consists of 299,075 shares of common stock and 250,906 shares of common stock underlying options exercisable within 60 days from April 15, 2013
(11)	Consists of 155,693 shares of common stock, and 82,573 shares of common stock underlying options exercisable within 60 days from April 15, 2013. Includes 1,007 shares of common stock owned by a charitable remainder unitrust of which Mr. Levy disclaims beneficial ownership.
(12)	Consists of 86,295 shares of common stock and 62,300 shares of common stock underlying options exercisable within 60 days from April 15, 2013.
(13)	Consists of 4,129 shares of common stock and 92,780 shares of common stock underlying options exercisable within 60 days from April 15, 2013.
(14)	Consists of 9,780 shares of common stock and 75,039 shares of common stock underlying options exercisable within 60 days from April 15, 2013.
(15)	Consists of 20,000 shares of common stock and 47,431 shares of common stock underlying options exercisable within 60 days from April 15, 2013.
(16)	Consists of 4,444 shares of common stock and 38,723 shares of common stock underlying options exercisable within 60 days from April 15, 2013.
(17)	Consists of 37,300 shares of common stock underlying options exercisable within 60 days from April 15, 2013.
(18)	Consists of 850 shares of common stock and 28,947 shares of common stock underlying options exercisable within 60 days from April 15, 2013.
(19)	Consists of 4,706,014 shares of common stock and 2,442,124 shares of common stock underlying options exercisable within 60 days from April 15, 2013.

In addition, as of April 15, 2013, the Zwanziger Family Trust, a trust for the benefit of Mr. Zwanziger’s children and the trustee of which is Mr. Zwanziger’s sister, owns 11,078 shares of our Series B preferred stock. The shares of Series B preferred stock owned by the Zwanziger Family Trust represents less than 1% of the outstanding shares of the Series B preferred stock. Mr. Zwanziger disclaims beneficial ownership of the Series B preferred stock owned by the Zwanziger Family Trust. We are not aware that any of our directors or executive officers beneficially owns any other shares of Series B preferred stock.

Equity Compensation Plan Information

The following table furnishes information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)		(b)	(c)
Equity compensation plans approved by security holders	9,427,476		$36.16	2,033,506	(3)
Equity compensation plans not approved by security holders	110,000	(4)	$0.00	—
Total	9,537,476		$35.74	2,033,506	(3)

(1)	This table excludes an aggregate of 1,222,355 shares issuable upon exercise of outstanding options assumed by the Company in connection with various acquisition transactions. The weighted average exercise price of the excluded acquired options is $39.23.
(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2012, 1,024,630 shares under the 2010 Stock Option and Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, performance share awards or other equity-based awards.
(3)	Includes 1,008,876 shares issuable under the Company’s 2001 Employee Stock Purchase Plan.
(4)	Represents shares issuable upon vesting of a RSU award issued as an inducement grant in connection with the appointment of Namal Nawana as our new Chief Operating Officer, effective December 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee engaged PricewaterhouseCoopers LLP, or PwC, to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2012. Our Audit Committee has also engaged PwC to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2013.

We expect representatives of PwC to be present at our 2013 annual meeting of stockholders, that they will have the opportunity to make a statement at such meeting if they so desire, and that they will be available to respond to appropriate questions from stockholders.

Audit Fees

Aggregate audit fees billed by PwC for 2012 were $5,402,806. Audit fees include fees billed for professional services rendered in connection with PwC’s integrated audit of our consolidated annual financial statements and internal control over financial reporting and review of our quarterly financial statements, and audit services normally provided by the principal independent registered public accounting firm in connection with other statutory or regulatory filings. Aggregate audit fees billed by PwC for 2011 were $3,973,309.

Audit-related Fees

Aggregate audit-related fees billed in 2012 and 2011 by PwC were $53,648 and $40,000, respectively. Audit-related fees consist primarily of fees billed for professional services rendered by the firm for accounting consultations and services related to business acquisitions and financings.

Tax Fees

Aggregate tax fees billed in 2012 for tax-related services performed by PwC were $1,064,417. Aggregate tax fees billed in 2011 for tax-related services performed by PwC were $1,609,528. Tax fees include fees billed for professional services rendered by PwC for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were billed by PwC for 2012 or 2011.

Pre-approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm other than permitted non-audit services estimated in good faith by the independent registered public accounting firm and management to entail fees payable of $25,000 or less on a project-by-project basis and which would also qualify for exemption from the pre-approval requirements of the Securities Exchange Act of 1934, as amended. No services were provided for 2012 or 2011 in reliance on this exemption. The authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present any services so pre-approved to the full Audit Committee at its next meeting

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2001)

4.1	Indenture, dated May 14, 2007, between the Company and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)

4.2	Indenture dated as of May 12, 2009 between Inverness Medical Innovations, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)

4.3	First Supplemental Indenture dated as of May 12, 2009 to Indenture dated as of May 12, 2009 among Inverness Medical Innovations, Inc., as issuer, the guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)

4.4	Second Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of Matria of New York Inc.) dated as of June 9, 2009 among Matria of New York Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to Matria of New York Inc.’s Registration Statement on Form 8-A filed on June 9, 2009)

4.5	Third Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of GeneCare Medical Genetics Center, Inc. and Alere CDM LLC) dated as of August 4, 2009 among GeneCare Medical Genetics Center, Inc., as guarantor, Alere CDM LLC, as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.5 to GeneCare Medical Genetics Center, Inc. and Alere CDM LLC’s Registration Statement on Form 8-A filed on August 4, 2009)

4.6	Fourth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of ZyCare, Inc.) dated as of September 22, 2009 among ZyCare, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.6 to ZyCare, Inc.’s Registration Statement on Form 8-A filed on September 24, 2009)

4.7	Fifth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Free & Clear, Inc. and Tapestry Medical, Inc.) dated as of November 25, 2009 among Free & Clear, Inc., as guarantor, Tapestry Medical, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.7 to Free & Clear, Inc. and Tapestry Medical, Inc.’s Registration Statement on Form 8-A, filed on November 25, 2009)

4.8	Sixth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantee of RMD Networks, Inc.) dated as of February 1, 2010 among RMD Networks, Inc., as guarantor, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.8 to RMD Networks, Inc.’s Registration Statement on Form 8-A, filed on February 1, 2010)

Exhibit No.	Description

4.9	Seventh Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.) dated as of March 1, 2010 among Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.9 to Laboratory Specialists of America, Inc., Kroll Laboratory Specialists, Inc. and Scientific Testing Laboratories, Inc.’s, Registration Statement on Form 8-A, filed on March 2, 2010)

4.10	Eighth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc.) dated as of March 19, 2010 among Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc., as guarantors, the Company, as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.10 to Alere NewCo, Inc., Alere NewCo II, Inc., New Binax, Inc. and New Biosite, Inc.’s Registration Statement on Form 8-A, filed on March 19, 2010)

4.11	Ninth Supplemental Indenture dated September 21, 2010 to Indenture date as of May 12, 2009 among Alere Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)

4.12	Tenth Supplemental Indenture to Indenture dated as of May 19, 2009 (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.13	Eleventh Supplemental Indenture to Indenture dated as of May 19, 2009 (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.14	Twelfth Supplemental Indenture to Indenture dated as of May 19, 2009 (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.15	Thirteenth Supplemental Indenture to Indenture dated as of May 19, 2009 (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.16	Indenture dated as of August 11, 2009 between Inverness Medical Innovations, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

4.17	Fifteenth Supplemental Indenture, dated as of December 11, 2012, by and among the Company, the subsidiary guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date December 11, 2012, filed on December 14, 2012)

4.18	Sixteenth Supplemental Indenture, dated as of April 3, 2013, by and among the Company, the subsidiary guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (File No. 333-187776))

4.19	Registration Rights Agreement, dated as of December 11, 2012, by and among the Company, the guarantors named therein, and Jefferies & Company, Inc., Goldman, Sachs & Co., and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date December 11, 2012, filed on December 14, 2012)

+10.1	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed on March 12, 2007)

+10.2	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

‡10.3	Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)

Exhibit No.	Description

‡10.4	Alere Inc. 2010 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on June 1, 2012)

‡10.5	Rules of Alere Inc. HM Revenue and Customs Approved Share Option Plan (2007), as amended (authorized for use under the Alere Inc. 2001 Stock Option and Incentive Plan and the Alere Inc. 2010 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

*‡10.6	Summary of Terms of Stock Option Agreements under Alere Inc. Stock Option and Incentive Plans

‡10.7	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010)

‡10.8	Alere Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on June 17, 2011)

*‡10.9	Restricted Stock Unit Agreement, dated December 30, 2012, between Alere Inc. and Namal Nawana

**‡10.10	Consulting Agreement, dated August 30, 2009, between Inverness Medical Switzerland GmbH and Citros V.O.F. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2011)

**‡10.11	Management Consultancy Agreement, dated June 26, 2008, between Gesellschaft für Patientenhilfe DGP mbH and Leiter & Partner Unternehmensberater Partnerschaftsgesellschaft (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2011)

**‡10.12	Amendment of the Contract on the Provision of Consulting, Lease and Other Services, dated April 21, 2011, between Gesellschaft für Patientenhilfe DGP mbH and Leiter & Cie. GmbH (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2011)

10.13	Purchase Agreement dated November 28, 2012 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date November 28, 2012, filed with the SEC on November 30, 2012)

10.14	Credit Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

10.15	Guaranty and Security Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, and each Grantor party thereto and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

10.16	First Amendment to Credit Agreement dated as of July 27, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.17	Second Amendment to Credit Agreement dated as of December 7, 2011 among Alere Inc., as Borrower, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date December 7, 2011, filed on December 9, 2011)

10.18	Third Amendment to Credit Agreement dated as of March 28, 2012 among Alere Inc., as Borrower, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date March 28, 2012, filed on April 2, 2012)

*21.1	List of Subsidiaries of the Company as of February 25, 2013

*23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Exhibit No.	Description

**31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

**31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010, (b) our Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010 (c) our Consolidated Balance Sheets as of December 31, 2012 and 2011, (d) our Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010, (e) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010 and (f) the Notes to such Consolidated Financial Statements.

*	Previously filed.
**	Filed herewith.
***	The Company agrees to furnish supplementally to the Securities and Exchange Commission (“the Commission”) a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.
+	We have omitted portions of this exhibit which have been granted confidential treatment.
‡	Management contract or compensatory plan or arrangement, or amendment thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALERE INC.

Date: April 30, 2013	By:	/S/ RON ZWANZIGER
Ron Zwanziger
Chairman, Chief Executive Officer and President