Form 10-Q
period 2013-03-31
ALERE INC.
filed 2013-05-09
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of May 6, 2013 was 81,288,432.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2013

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2012 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these risk factors, and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Net product sales	$508,276	$475,787
Services revenue	226,909	192,434

Net product sales and services revenue	735,185	668,221
License and royalty revenue	4,064	2,908

Net revenue	739,249	671,129

Cost of net product sales	253,078	225,554
Cost of services revenue	120,158	90,860

Cost of net product sales and services revenue	373,236	316,414
Cost of license and royalty revenue	1,756	1,644

Cost of net revenue	374,992	318,058

Gross profit	364,257	353,071

Operating expenses:
Research and development	41,454	39,000
Sales and marketing	156,456	158,578
General and administrative	135,858	120,435

Total operating expenses	333,768	318,013

Operating income	30,489	35,058
Interest expense, including amortization of original issue discounts and deferred financing costs	(57,399)	(50,727)
Other income (expense), net	(470)	11,831

Loss before benefit for income taxes	(27,380)	(3,838)
Benefit for income taxes	(36,871)	(1,455)

Income (loss) before equity earnings of unconsolidated entities, net of tax	9,491	(2,383)
Equity earnings of unconsolidated entities, net of tax	2,934	3,412

Net income	12,425	1,029
Less: Net loss attributable to non-controlling interests	(25)	(185)

Net income attributable to Alere Inc. and Subsidiaries	12,450	1,214
Preferred stock dividends	(5,250)	(5,309)

Net income (loss) available to common stockholders	$7,200	$(4,095)

Basic net income (loss) per common share attributable to Alere Inc. and Subsidiaries:	$0.09	$(0.05)

Diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries:	$0.09	$(0.05)

Weighted-average shares-basic	81,199	80,240

Weighted-average shares-diluted	81,300	80,240

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$12,425	$1,029

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(75,355)	35,939
Unrealized gains on available for sale securities	—	431
Unrealized gains on hedging instruments	11	1,107
Minimum pension liability adjustment	605	(165)

Other comprehensive income (loss), before tax	(74,739)	37,312
Income tax benefit related to items of other comprehensive income	—	(41)

Other comprehensive income (loss), net of tax	(74,739)	37,353

Comprehensive income (loss)	(62,314)	38,382
Less: Comprehensive loss attributable to non-controlling interests	(25)	(185)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(62,289)	$38,567

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$327,233	$328,346
Restricted cash	11,649	3,076
Marketable securities	884	904
Accounts receivable, net of allowances of $41,337 and $36,395 at March 31, 2013 and December 31, 2012, respectively	540,093	524,332
Inventories, net	336,442	337,121
Deferred tax assets	83,530	67,722
Prepaid expenses and other current assets	167,346	145,236

Total current assets	1,467,177	1,406,737
Property, plant and equipment, net	529,164	534,469
Goodwill	3,116,857	3,048,405
Other intangible assets with indefinite lives	58,393	36,451
Finite-lived intangible assets, net	1,874,636	1,834,225
Deferred financing costs, net, and other non-current assets	99,300	108,857
Investments in unconsolidated entities	94,295	90,491
Deferred tax assets	8,653	8,293

Total assets	$7,248,475	$7,067,928

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$52,210	$60,232
Current portion of capital lease obligations	6,146	6,684
Accounts payable	166,012	169,974
Accrued expenses and other current liabilities	470,919	411,919

Total current liabilities	695,287	648,809

Long-term liabilities:
Long-term debt, net of current portion	3,788,842	3,628,675
Capital lease obligations, net of current portion	11,615	12,917
Deferred tax liabilities	415,452	428,188
Other long-term liabilities	212,376	166,635

Total long-term liabilities	4,428,285	4,236,415

Commitments and contingencies (Note 17)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at March 31, 2013 and December 31, 2012); Authorized: 2,300 shares; Issued: 2,065 shares at March 31, 2013 and December 31, 2012; Outstanding: 1,774 shares at March 31, 2013 and December 31, 2012	606,468	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 88,959 shares at March 31, 2013 and 88,576 shares at December 31, 2012; Outstanding: 81,280 shares at March 31, 2013 and 80,897 shares at December 31, 2012	89	89
Additional paid-in capital	3,304,448	3,299,935
Accumulated deficit	(1,552,523)	(1,564,973)
Treasury stock, at cost, 7,679 shares at March 31, 2013 and December 31, 2012	(184,971)	(184,971)
Accumulated other comprehensive income (loss)	(50,865)	23,874

Total stockholders’ equity	2,122,646	2,180,422
Non-controlling interests	2,257	2,282

Total equity	2,124,903	2,182,704

Total liabilities and equity	$7,248,475	$7,067,928

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$12,425	$1,029
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	5,217	5,278
Depreciation and amortization	104,970	102,721
Non-cash charges for sale of inventories revalued at the date of acquisition	461	4,681
Non-cash stock-based compensation expense	4,123	3,874
Impairment of inventory	—	5
Impairment of long-lived assets	—	134
Loss on sale of fixed assets	172	566
Equity earnings of unconsolidated entities, net of tax	(2,934)	(3,412)
Deferred income taxes	(50,907)	(13,752)
Other non-cash items	1,941	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(20,167)	(12,942)
Inventories, net	(17,171)	9,351
Prepaid expenses and other current assets	(5,833)	3,521
Accounts payable	(1,988)	(17,806)
Accrued expenses and other current liabilities	39,957	3,985
Other non-current liabilities	795	14,697

Net cash provided by operating activities	71,061	101,930

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	(8,573)	6,302
Purchases of property, plant and equipment	(36,105)	(30,385)
Proceeds from sale of property, plant and equipment	1,143	527
Cash paid for acquisitions, net of cash acquired	(158,421)	(38,008)
Cash received from equity method investment	10,771	6,066
Cash paid for marketable securities	—	(2)
Increase in other assets	(5,569)	(8,554)

Net cash used in investing activities	(196,754)	(64,054)

Cash Flows from Financing Activities:
Cash paid for financing costs	(1,427)	(1,876)
Cash paid for contingent purchase price consideration	(19,098)	(48)
Proceeds from issuance of common stock, net of issuance costs	6,135	7,674
Proceeds from issuance of long-term debt	10,053	199,141
Payments on long-term debt	(19,638)	(16,911)
Net proceeds under revolving credit facilities	162,483	1,339
Payments on short-term debt	—	(6,240)
Cash paid for dividends	(5,323)	(5,323)
Excess tax benefits on exercised stock options	104	148
Principal payments on capital lease obligations	(1,721)	(1,720)

Net cash provided by financing activities	131,568	176,184

Foreign exchange effect on cash and cash equivalents	(6,988)	864

Net increase (decrease) in cash and cash equivalents	(1,113)	214,924
Cash and cash equivalents, beginning of period	328,346	299,173

Cash and cash equivalents, end of period	$327,233	$514,097

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation of Financial Information

The accompanying Consolidated Financial Statements of Alere Inc. are unaudited. In the opinion of management, the unaudited Consolidated Financial Statements contain all adjustments considered normal and recurring and necessary for their fair statement. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows. Our audited Consolidated Financial Statements for the year ended December 31, 2012 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, or SEC, on March 1, 2013. These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2012.

Certain reclassifications of prior period amounts have been made to conform to current period presentation. These reclassifications had no effect on net income or equity.

Certain amounts presented may not recalculate directly, due to rounding.

(2) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2013, our cash equivalents consisted of money market funds.

(3) Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$101,477	$99,498
Work-in-process	82,574	89,895
Finished goods	152,391	147,728

	$336,442	$337,121

(4) Note Receivable from FGST Investments, Inc.

In December 2012, we entered into an arrangement whereby we issued a $40.0 million short-term note to an unrelated party, FGST Investments, Inc., or FGST, for the primary purpose of providing funding in connection with FGST’s acquisition of the Polymedica Corporation (“Liberty”) line of business, a medical supply business, from a subsidiary of Express Scripts Holding Company. The note bears interest at a rate of 3.25% per annum and is collateralized by substantially all of the assets of FGST and its parent entity, ATLS Acquisition, LLC, or ATLS, and was guaranteed by various subsidiaries of FGST. The $40.0 million short-term note is classified within prepaid expenses and other current assets on our Consolidated Balance Sheet as of March 31, 2013. In connection with the note, we obtained a call option to purchase certain of the assets acquired by FGST for a purchase price of $40.0 million. Under the terms of the option, we could exercise the option and satisfy the purchase price by cancellation of the principal amount of the note. On February 4, 2013, we exercised the option. On February 15, 2013, the issuer of the note filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequently, in April 2013, we entered into an amendment of the option agreement and settlement stipulation related to these matters. (See Note 21)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

(5) Stock-based Compensation

We recorded stock-based compensation expense in our Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of net revenue	$232	$269
Research and development	747	771
Sales and marketing	716	917
General and administrative	2,428	1,917

	4,123	3,874
Benefit for income taxes	(862)	(541)

	$3,261	$3,333

(6) Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income	$12,425	$1,029
Preferred stock dividends	(5,250)	(5,309)
Less: Net loss attributable to non-controlling interest	(25)	(185)

Net income (loss) available to common stockholders	$7,200	$(4,095)

Denominator:
Weighted-average common shares outstanding—basic	81,199	80,240
Effect of dilutive securities:
Stock options	101	—

Weighted-average common shares outstanding—diluted	81,300	80,240

Basic net income (loss) per common share attributable to Alere Inc. and Subsidiaries	$0.09	$(0.05)

Diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries	$0.09	$(0.05)

The following potential dilutive securities were not included in the calculation of diluted net income (loss) per common share because the inclusion thereof would be antidilutive (in thousands):

	Three Months Ended March 31,
	2013	2012
Denominator:
Options to purchase shares of common stock	9,987	9,776
Warrants	4	152
Conversion shares related to 3% convertible senior subordinated notes	3,411	3,411
Conversion shares related to subordinated convertible promissory notes	27	27
Conversion shares related to Series B convertible preferred stock	10,239	10,239

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	23,668	23,605

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

(7) Stockholders’ Equity and Non-controlling Interests

(a) Preferred Stock

For both the three months ended March 31, 2013 and 2012, Series B preferred stock dividends amounted to $5.3 million which reduced earnings available to common stockholders for purposes of calculating net income (loss) per common share for each of the respective periods. As of April 15, 2013, payments have been made covering all dividend periods through March 31, 2013.

The Series B preferred stock dividends for the three months ended March 31, 2013 and 2012 were paid in cash.

(b) Changes in Stockholders’ Equity and Non-controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the three months ended March 31, 2013 and 2012 is provided below (in thousands):

	Three Months Ended March 31,
	2013			2012
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$2,180,422	$2,282	$2,182,704	$2,229,234	$2,340	$2,231,574
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	6,135	—	6,135	7,674	—	7,674
Preferred stock dividends	(5,323)	—	(5,323)	(5,323)	—	(5,323)
Stock-based compensation related to grants of common stock options	4,123	—	4,123	3,874	—	3,874
Excess tax benefits on exercised stock options	(422)	—	(422)	104	—	104
Net income (loss)	12,450	(25)	12,425	1,214	(137)	1,077
Total other comprehensive income (loss)	(74,739)	—	(74,739)	37,353	—	37,353

Equity, end of period	$2,122,646	$2,257	$2,124,903	$2,274,130	$2,203	$2,276,333

(8) Business Combinations

Acquisitions are accounted for using the acquisition method and the acquired companies’ results have been included in the accompanying Consolidated Financial Statements from their respective dates of acquisition. During the three months ended March 31, 2013 and 2012, we expensed acquisition-related costs of $0.9 million and $1.5 million, respectively, in general and administrative expense.

Our business acquisitions have historically been made at prices above the fair value of the assets acquired and liabilities assumed, resulting in goodwill, based on our expectations of synergies and other benefits of combining the businesses. These synergies and benefits include elimination of redundant facilities, functions and staffing; use of our existing commercial infrastructure to expand sales of the products of the acquired businesses; and use of the commercial infrastructure of the acquired businesses to expand product sales in a cost-efficient manner.

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

(a) Acquisitions in 2013

(i) Epocal

On February 1, 2013, we acquired Epocal, Inc., or Epocal, located in Ottawa, Canada, a provider of technologies that support blood gas and electrolyte testing at the point of care. The preliminary aggregate purchase price was approximately $248.5 million, which consisted of $173.5 million in cash and a contingent consideration obligation with an aggregate acquisition date fair value of $75.0 million. The operating results of Epocal are included in our professional diagnostics reporting unit and business segment. The amount allocated to goodwill from this acquisition is not deductible for tax purposes.

(ii) Mega Medika

On January 7, 2013, we acquired certain assets of PT Mega Medika Mandiri, or Mega Medika, located in South Jakarta, Indonesia, a distributor of infectious disease products to the Indonesian marketplace as well as materials for vaccines to a pharmaceutical customer. The preliminary aggregate purchase price was approximately $10.7 million, which consisted of $10.4 million in cash and a contingent consideration obligation with an aggregate acquisition date fair value of $0.3 million. Included in our Consolidated Statement of Operations for the three months ended March 31, 2013 is revenue totaling approximately $0.4 million related to Mega Medika. The operating results of Mega Medika are included in our professional diagnostics reporting unit and business segment. The amount allocated to goodwill from this acquisition is deductible for tax purposes.

A summary of the preliminary fair values of the net assets acquired for the acquisitions consummated in 2013 is as follows (in thousands):

	Epocal	Mega Medika	Total
Current assets(1)	$11,935	$1,142	$13,077
Property, plant and equipment	1,267	229	1,496
Goodwill	99,519	655	100,174
Intangible assets	164,400	9,460	173,860
Other non-current assets	17,610	—	17,610

Total assets acquired	294,731	11,486	306,217

Current liabilities	2,543	549	3,092
Non-current liabilities	43,727	211	43,938

Total liabilities assumed	46,270	760	47,030

Net assets acquired	248,461	10,726	259,187
Less:
Contingent consideration	75,000	295	75,295

Cash paid	$173,461	$10,431	$183,892

(1)	Includes approximately $2.6 million of acquired cash.

The following are the intangible assets acquired and their respective fair values and weighted-average useful lives (dollars in thousands):

	Epocal	Mega Medika	Total	Weighted- average Useful Life
Core technology and patents	$119,700	$—	$119,700	20.0 years
Trademarks and trade names	20,500	—	20,500	19.2 years
Customer relationships	—	9,460	9,460	21.0 years
In-process research and development	24,200	—	24,200	N/A

Total intangible assets	$164,400	$9,460	$173,860

(b) Acquisitions in 2012

During 2012, we acquired the following businesses for a preliminary aggregate purchase price of $494.8 million, which included cash payments totaling $419.2 million and contingent consideration obligations with aggregate acquisition date fair values of $75.6 million.

•	Reatrol Comercializacao De Produtos De Saude, LDA, subsequently renamed Alere Lda, located in Vila Nova de Gaia, Portugal, a distributor of products for drugs of abuse testing (Acquired January 2012)

•	Kullgren Holding AB, or Kullgren, located in Gensta, Sweden, a company that manufactures and distributes high-quality intimacy and pharmaceutical products (Acquired February 2012)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

•

Wellogic ME FZ-LLC, or Wellogic UAE, located in Dubai, United Arab Emirates, a company that provides development services to Alere Wellogic, LLC, which acquired the assets of Method Factory, Inc. (d/b/a Wellogic), or Wellogic, in December 2011 (Acquired February 2012)

•

certain assets, primarily including customer and patient lists, of AmMed Direct LLC, or AmMed, located near Nashville, Tennessee, a privately-owned mail-order provider of home-diabetes testing products and supplies (Acquired March 2012)

•

eScreen, Inc., or eScreen, headquartered in Overland Park, Kansas, a technology-enabled provider of employment drug screening solutions for hiring and maintaining healthier and more efficient workforces (Acquired April 2012)

•

MedApps Holding Company, Inc., or MedApps, headquartered in Scottsdale, Arizona, a developer of innovative remote health monitoring solutions that deliver efficient cost-effective connectivity between patient, care provider and electronic medical records (Acquired July 2012)

•	Amedica Biotech, Inc., or Amedica, located in Hayward, California, a company focused on the development and manufacture of in vitro diagnostic tests (Acquired July 2012)

•

DiagnosisOne, Inc., or DiagnosisOne, located in Lowell, Massachusetts, a software company that provides clinical analytics technology and data-driven content to hospitals, physician groups, insurers and governments (Acquired July 2012)

•

Seelen Care Laege-og & Hospitalsartikler ApS, or Seelen, located in Holstebro, Denmark, a distributor of consumables, instruments and equipment to doctors, specialists and physiotherapists (Acquired August 2012)

•

certain assets of Diagnostik Nord, or Diagnostik, located in Schwerin, Germany, a company focused on the sale of drug screening and in vitro diagnostic medical devices and a provider of diagnostic solutions (Acquired September 2012)

•

Healthcare Connections Limited, or HCC, located in Buckinghamshire, United Kingdom, an occupational health provider specializing in employment medical programs, preventative health schemes and drug and alcohol sample collection services (Acquired November 2012)

•

the diagnostic division of Medial spol. s.r.o., subsequently renamed Alere s.r.o., located in Prague, Czech Republic, a distributor of laboratory diagnostic devices, devices operating in the point-of-care testing regime, diagnostic kits and tests for biochemistry, hematology, and microbiology (Acquired November 2012)

•

certain assets of Quantum Diagnostics, or Quantum Australia, located in Australia, an on-line medical supply company that provides a range of affordable drug and alcohol tests for personal, business and professional medical use (Acquired November 2012)

•

certain assets of NationsHealth, Inc., or NationsHealth, headquartered in Sunrise, Florida, a privately-owned mail-order provider of diabetes home-testing products and supplies, and a share acquisition of NationsHealth’s subsidiary in the Philippines, or NationsHealth Philippines (Acquired December 2012)

•	Branan Medical Corporation, or Branan, headquartered in Irvine, California, a manufacturer of drugs of abuse testing products (Acquired December 2012)

The operating results of Alere Lda, AmMed, eScreen, MedApps, Amedica, Seelen, Diagnostik, HCC, Alere s.r.o., Quantum Australia, NationsHealth and Branan are included in our professional diagnostics reporting unit and business segment. The operating results of Wellogic UAE and DiagnosisOne are included in our health information solutions reporting unit and business segment. The operating results of Kullgren are included in our consumer diagnostics reporting unit and business segment.

Our Consolidated Statement of Operations for the three months ended March 31, 2012 included revenue totaling approximately $1.4 million related to the businesses that were acquired during that period. Goodwill has been recognized in all of these acquisitions and amounted to approximately $259.2 million. Goodwill related to the acquisitions of AmMed, Diagnostik and the U.S.-based assets of NationsHealth, which totaled $8.8 million, is deductible for tax purposes. The goodwill related to the remaining 2012 acquisitions is not deductible for tax purposes.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

A summary of the preliminary fair values of the net assets acquired for the acquisitions consummated in 2012 is as follows (in thousands):

Current assets(1)	$46,041
Property, plant and equipment	9,029
Goodwill	259,231
Intangible assets	325,223
Other non-current assets	629

Total assets acquired	640,153

Current liabilities	28,802
Non-current liabilities	116,580

Total liabilities assumed	145,382

Net assets acquired	494,771
Less:
Contingent consideration	75,620

Cash paid	$419,151

(1)	Includes approximately $3.8 million of acquired cash.

The following are the intangible assets acquired and their respective fair values and weighted-average useful lives (dollars in thousands):

	Amount	Weighted- average Useful Life
Core technology and patents	$148,103	18.7 years
Trademarks and trade names	19,390	18.3 years
Customer relationships	136,485	18.1 years
Non-competition agreements	1,118	5.1 years
Other	15,227	9.2 years
In-process research and development	4,900	N/A

Total intangible assets	$325,223

(9) Restructuring Plans

The following table sets forth aggregate restructuring charges recorded in our Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
Statement of Operations Caption	2013	2012
Cost of net revenue	$623	$964
Research and development	—	624
Sales and marketing	1,099	827
General and administrative	2,170	3,113

Total operating expenses	3,892	5,528
Interest expense, including amortization of original issue discounts and deferred financing costs	55	60

Total charges	$3,947	$5,588

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

(a) 2013 Restructuring Plans

In 2013, management developed cost reduction efforts within our professional diagnostics and health information solutions business segments, including businesses in our Europe and Asia Pacific regions. The following table summarizes the restructuring activities related to our 2013 restructuring plans for the three months ended March 31, 2013 (in thousands):

	Professional Diagnostics	Health Information Solutions	Total
Severance-related costs	$833	$69	$902
Facility and transition costs	13	—	13

Total charges	$846	$69	$915

We anticipate incurring approximately $1.4 million in additional costs under our 2013 restructuring plans related primarily to our professional diagnostics business segment in Europe and may develop additional plans over the remainder of 2013. As of March 31, 2013, $0.1 million in severance costs arising under our 2013 restructuring plans remain unpaid.

(b) 2012 Restructuring Plans

In 2012, management developed cost reduction plans within our professional diagnostics business segment, including the integration of our business in Brazil, Europe and the United States. Additionally, management developed new plans to continue our efforts to reduce costs within our health information solutions business segment, including the termination of certain projects, which resulted in charges for the impairment of related fixed assets and intangibles. The following table summarizes the restructuring activities related to our 2012 restructuring plans for the three months ended March 31, 2013 and 2012 and since inception (in thousands):

	Three Months Ended March 31,		Since
Professional Diagnostics	2013	2012	Inception
Severance-related costs	$62	$1,973	$4,794
Facility and transition costs	63	—	182

Cash charges	125	1,973	4,976
Fixed asset and inventory impairments	—	—	304

Total charges	$125	$1,973	$5,280

	Three Months Ended March 31,		Since
Health Information Solutions	2013	2012	Inception
Severance-related costs	$1,819	$797	$4,864
Facility and transition costs	659	—	1,893
Other exit costs	20	—	35

Cash charges	2,498	797	6,792
Fixed asset and inventory impairments	—	—	2,689
Intangible asset impairments	—	5	2,988
Other non-cash (recoveries)	(45)	—	(76)

Total charges	$2,453	$802	$12,393

We anticipate incurring approximately $3.7 million in additional severance and facility costs under these plans related primarily to our health information solutions business segment through 2014. As of March 31, 2013, $3.8 million in severance and exit costs under these plans remain unpaid.

(b) 2011, 2010 and 2008 Restructuring Plans

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

In 2010, management developed several plans to reduce costs and improve efficiencies within our health information solutions and professional diagnostics business segments. Additionally in 2008, management developed and initiated plans to transition the businesses of Cholestech to our San Diego, California facility.

The following table summarizes the restructuring activities related to our 2011, 2010 and 2008 restructuring plans for the three months ended March 31, 2013 and 2012 and since inception (in thousands):

	Three Months Ended March 31,		Since
Professional Diagnostics	2013	2012	Inception
Severance-related costs	$250	$1,965	$19,963
Facility and transition costs	169	723	7,396
Other exit costs	16	19	714

Cash charges	435	2,707	28,073
Fixed asset and inventory impairments	—	134	6,374

Total charges	$435	$2,841	$34,447

	Three Months Ended March 31,		Since
Health Information Solutions	2013	2012	Inception
Severance-related costs	$—	$—	$6,901
Facility and transition costs (recoveries)	—	(86)	8,010
Other exit costs	19	41	531

Cash charges (recoveries)	19	(45)	15,442
Fixed asset and inventory impairments	—	—	1,114
Intangible asset impairments	—	—	2,935
Other non-cash charges	—	—	761

Total charges (recoveries)	$19	$(45)	$20,252

	Three Months Ended March 31,		Since
Corporate and Other	2013	2012	Inception
Severance-related costs	$—	$17	$1,190

Cash charges	—	17	1,190
Fixed asset and inventory impairments	—	—	3

Total charges	$—	$17	$1,193

We anticipate incurring approximately $1.6 million in additional costs under these plans related primarily to our professional diagnostics business segment. A majority of these additional costs relate to the transfer of the Panbio product manufacturing to Korea and are for severance and facility exit costs. We may also incur impairment charges on assets as plans are finalized. We do not anticipate incurring significant additional costs under these plans related to our health information solutions business segment. As of March 31, 2013, $2.6 million in cash charges remain unpaid, primarily related to facility lease obligations.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

(e) Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $5.4 million is included in accrued expenses and other current liabilities and $1.0 million is included in other long-term liabilities on our accompanying Consolidated Balance Sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2012	$3,167	$2,429	$622	$6,218
Cash charges	3,033	904	55	3,992
Payments	(2,923)	(763)	(72)	(3,758)
Currency adjustments	(4)	—	—	(4)

Balance, March 31, 2013	$3,273	$2,570	$605	$6,448

(10) Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	March 31, 2013	December 31, 2012
A term loans(1)(2)	$866,875	$878,438
B term loans(1)	911,125	913,438
Incremental B-1 term loans(1)	246,875	247,500
Incremental B-2 term loans(1)	196,314	196,739
Revolving line of credit(1)	192,500	22,500
7.25% Senior notes	450,000	450,000
7.875% Senior notes	—	1,809
9% Senior subordinated notes	393,383	392,933
8.625% Senior subordinated notes	400,000	400,000
3% Convertible senior subordinated notes	150,000	150,000
Other lines of credit	1,328	31,957
Other	32,652	3,593

	3,841,052	3,688,907
Less: Current portion	(52,210)	(60,232)

	$3,788,842	$3,628,675

(1)	Incurred under our secured credit facility.
(2)	Includes “A” term loans and “Delayed Draw” term loans under our secured credit facility.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our accompanying Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Secured credit facility (1)	$27,275	$22,851
7.25% Senior notes	8,356	—
7.875% Senior notes	(27)	5,758
9% Senior subordinated notes	10,394	10,354
8.625% Senior subordinated notes	9,273	9,274
3% Convertible senior subordinated notes	1,246	1,246

	$56,517	$49,483

(1)

Includes “A” term loans, including the “Delayed-Draw” term loans; “B” term loans; “Incremental B-1” term loans; “Incremental B-2” term loans; and revolving line of credit loans. For the three months ended March 31, 2013 and 2012, the amounts include $1.0 million and $1.3 million, respectively, related to the amortization of fees paid for certain debt modifications.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The following summarizes the material terms of our secured credit facility that have changed significantly since December 31, 2012. All other terms of our secured credit facility as described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012, but omitted below, have not changed since that date.

On March 22, 2013, we and certain of our subsidiaries entered into a fourth amendment to the credit agreement that governs our secured credit facility, or the credit agreement. The fourth amendment provides for 50 basis point reductions in the interest rate margins applicable to the “B” term loans, the “Incremental B-1” term loans and the “Incremental B-2” term loans and certain other changes. Under the terms of the credit agreement as amended by the fourth amendment, the “B” term loans, the “Incremental B-1” term loans and the “Incremental B-2” term loans bear interest at a rate per annum of, at our option, either (i) the Base Rate, as defined in the credit agreement, plus an applicable margin, which varies between 2.00% and 2.75% depending on our consolidated secured leverage ratio, or (ii) the Eurodollar Rate, as defined in the credit agreement, plus an applicable margin, which varies between 3.00% and 3.75% depending on our consolidated secured leverage ratio. Interest on “B” term loans, “Incremental B-1” term loans and “Incremental B-2” term loans based on the Eurodollar Rate is subject to a 1.00% floor with respect to the base Eurodollar Rate. Furthermore, under the terms of the credit agreement as amended by the fourth amendment, we may make optional prepayments of the term loans under our secured credit facility from time to time without any premium or penalty, except that if, on or before September 22, 2013, we repay or prepay any “B” term loans, “Incremental B-1” term loans or “Incremental B-2” term loans with the proceeds of, or convert any “B” term loans, “Incremental B-1” term loans or “Incremental B-2” term loans into, any new term loans bearing interest with an effective yield (as defined in the credit agreement) less than the effective yield applicable to the “B” term loans, the “Incremental B-1” term loans or the “Incremental B-2” term loans, as applicable, we must pay a premium equal to 1.0% of the principal amount of the “B” term loans, “Incremental B-1” term loans or “Incremental B-2” term loans so repaid, prepaid or converted.

(11) Derivative Financial Instruments

We may manage our economic and transaction exposure to certain market-based risks through the use of derivative instruments. Our objective for holding derivative instruments has been to reduce volatility of net earnings and cash flows associated with changes in interest rates and foreign currency exchange rates. We do not hold or issue derivative financial instruments for speculative purposes.

(a) Foreign Currency Risk

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

The following table summarize the effect of derivative instruments in our accompanying Consolidated Statement of Operations (in thousands):

Derivative Instruments	Location of Gain Recognized in Income	Amount of Gain Recognized During the Three Months Ended March 31, 2012
Foreign currency forward contracts	Other comprehensive income (loss)	$1,107

Total gain	Other comprehensive income (loss)	$1,107

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Described below are the three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	March 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$884	$884	$—	$—

Total assets	$884	$884	$—	$—

Liabilities:
Contingent consideration obligations (1)	$240,604	$—	$—	$240,604

Total liabilities	$240,604	$—	$—	$240,604

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$904	$904	$—	$—

Total assets	$904	$904	$—	$—

Liabilities:
Contingent consideration obligations (1)	$176,172	$—	$—	$176,172

Total liabilities	$176,172	$—	$—	$176,172

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

Changes in the fair value of our Level 3 contingent consideration obligations during the three months ended March 31, 2013 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2013	$176,172
Acquisition date fair value of contingent consideration obligations recorded	75,295
Foreign currency	(557)
Payments	(21,323)
Present value accretion	3,474
Adjustments, net (income) expense	7,543

Fair value of contingent consideration obligations, March 31, 2013	$240,604

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

At March 31, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt were $3.8 billion and $3.9 billion, respectively, at March 31, 2013. The carrying amount and estimated fair value of our long-term debt were $3.7 billion at December 31, 2012. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future.

(13) Defined Benefit Pension Plan

Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Service cost	$—	$—
Interest cost	182	198
Expected return on plan assets	(156)	(152)
Amortization of prior service cost	103	104
Realized losses	—	—

Net periodic benefit cost	$129	$150

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Professional Diagnostics	Health Information Solutions	Consumer Diagnostics	Corporate and Other	Total
Three Months Ended March 31, 2013:
Net revenue	$582,492	$134,207	$22,550	$—	$739,249
Operating income (loss)	$59,840	$(13,893)	$2,280	$(17,738)	$30,489
Depreciation and amortization	$82,794	$20,737	$1,153	$286	$104,970
Non-cash charge associated with acquired inventory	$461	$—	$—	$—	$461
Restructuring charge	$1,389	$2,503	$—	$—	$3,892
Stock-based compensation	$—	$—	$—	$4,123	$4,123
Three Months Ended March 31, 2012:
Net revenue	$518,357	$130,784	$21,988	$—	$671,129
Operating income (loss)	$70,179	$(19,356)	$365	$(16,130)	$35,058
Depreciation and amortization	$77,467	$23,774	$1,259	$221	$102,721
Non-cash charge associated with acquired inventory	$4,681	$—	$—	$—	$4,681
Restructuring charge	$4,794	$717	$—	$17	$5,528
Stock-based compensation	$—	$—	$—	$3,874	$3,874
Assets:
As of March 31, 2013	$6,414,701	$608,161	$175,285	$50,328	$7,248,475
As of December 31, 2012	$6,214,847	$593,172	$192,748	$67,161	$7,067,928

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

The following tables summarize our net revenue from the professional diagnostics and health information solutions reporting segments by groups of similar products and services for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
Professional Diagnostics Segment	2013	2012
Cardiology	$114,933	$138,826
Infectious disease	189,844	151,016
Toxicology	149,049	121,740
Diabetes	50,083	28,161
Other	74,719	75,706

Net product sales and services revenue	578,628	515,449
License and royalty revenue	3,864	2,908

Professional diagnostics net revenue	$582,492	$518,357

	Three Months Ended March 31,
Health Information Solutions Segment	2013	2012
Disease and case management	$54,126	$53,380
Wellness	26,300	27,026
Women’s & children’s health	29,080	29,771
Patient self-testing services	24,701	20,607

Health information solutions net revenue	$134,207	$130,784

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

We had a net receivable from the joint venture of $0.6 million and $2.3 million as of March 31, 2013 and December 31, 2012, respectively. Included in the $0.6 million receivable balance as of March 31, 2013 is approximately $1.5 million of costs incurred in connection with our 2008 SPD-related restructuring plans. Included in the $2.3 million receivable balance as of December 31, 2012 is approximately $1.6 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $13.7 million and $14.6 million as of March 31, 2013 and December 31, 2012, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying Consolidated Balance Sheets in the amount of $8.9 million and $6.9 million as of March 31, 2013 and December 31, 2012, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $17.1 million during each of the three-month periods ended March 31, 2013 and 2012. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.3 million during each of the three-month periods ended March 31, 2013 and 2012. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying Consolidated Statements of Operations.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Under the terms of our product supply agreement, the joint venture purchases products from our manufacturing facilities in the U.K. and China. The joint venture in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $8.7 million and $7.3 million of trade receivables which are included in accounts receivable on our accompanying Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively, and $15.7 million and $21.3 million of trade accounts payable which are included in accounts payable on our accompanying Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively. During the three months ended March 31, 2013 and 2012, we received $10.8 million and $6.1 million, respectively, in cash from SPD as a return of capital.

The following table summarizes our related party balances with SPD within our Consolidated Balance Sheets (in thousands):

Balance Sheet Caption	March 31, 2013	December 31, 2012
Accounts receivable, net of allowances	$8,667	$7,317
Prepaid expenses and other current assets	$9,425	$9,161
Deferred financing costs, net, and other non-current assets	$13,665	$14,629
Accounts payable	$15,676	$21,258

(16) Other Arrangements

On February 19, 2013, we entered into an agreement with the Bill and Melinda Gates Foundation, or the Gates Foundation, whereby we were awarded a grant by the Gates Foundation in the amount of $21.6 million to support the development and commercialization of a validated, low-cost, nucleic-acid assay for clinical Tuberculosis, or TB, detection and drug-resistance test cartridges and adaptation of an analyzer platform capable of operation in rudimentary laboratories in low-resource settings. In connection with this agreement, we also entered into a loan agreement with the Gates Foundation, or the Gates Loan Agreement, which provides for the making of subordinated term loans by the Gates Foundation to us from time to time, subject to the achievement of certain milestones, in an aggregate principal amount of up to $20.6 million. Funding under the Gates Loan Agreement will be used in connection with the purchase of equipment for an automated high-throughput manufacturing line and other uses as necessary for the manufacture of the TB and HIV-related products. All loans under the Gates Loan Agreement are evidenced by promissory notes that we have executed and delivered to the Gates Foundation, bear interest at the rate of 3% per annum and, except to the extent earlier repaid by us, mature and are required to be repaid in full on December 31, 2019. As of March 31, 2013, we had borrowed no amounts under the Gates Loan Agreement. As of March 31, 2013, we had received approximately $7.9 million in grant-related funding from the Gates Foundation, which was recorded as restricted cash and deferred grant funding. The deferred grant funding is classified within accrued expenses and other current liabilities on our accompanying consolidated balance sheet. As qualified expenditures are incurred under the terms of the grant, we use the deferred funding to recognize a reduction of our related qualified research and development expenditures. For the three months ended March 31, 2013, we recognized $0.5 million of qualified expenditures, which was recorded as an offset to our research and development expenses.

(17) Material Contingencies

(a) Acquisition-related Contingent Consideration Obligations

The following summarizes our principal contractual acquisition-related contingent consideration obligations as of March 31, 2013 that have changed significantly since December 31, 2012. Other acquisition-related contingent consideration obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012, but which are omitted below, represent those that have not changed significantly since that date.

•	Accordant

With respect to Accordant, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and cash collection targets starting after the second anniversary of the acquisition date and completed prior to the third anniversary of the acquisition date. An earn-out totaling $4.5 million was earned and accrued as of December 31, 2012. A payment of $1.5 million was made during the first quarter of 2013 and the remaining payments will be made in quarterly installments of $1.5 million during the second and third quarter of 2013.

•	Branan

With respect to Branan, the terms of the acquisition agreement require us to pay earn-outs upon successfully achieving various regulatory product approval milestones by the second anniversary of the acquisition date. Four milestones were achieved during 2012, resulting in an accrual totaling approximately $2.0 million as of December 31, 2012. During the first quarter of 2013, two additional milestones were achieved, resulting in an incremental accrual of $1.0 million. Payment of these earn-outs was made during the first quarter of 2013. The maximum remaining amount of the earn-out payments is $2.0 million.

•	Epocal

With respect to Epocal, the terms of the acquisition agreement require us to pay earn-outs and management incentive payments upon successfully meeting certain product development and United States Food and Drug Administration regulatory approval milestones from the date of acquisition through December 31, 2018. The maximum amount of the earn-out payments is $90.5 million, of which $15.0 million was paid at the acquisition closing date. The maximum amount of the management incentive payments is $9.4 million.

•	ROAR

With respect to Forensics Limited, or ROAR, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain EBITDA targets during 2012 through 2014. Payment of the 2012 earn-out totaling approximately £1.0 million (approximately $1.5 million), which was previously accrued, was made during the first quarter of 2013. The maximum remaining amount of the earn-out payments is £9.5 million (approximately $14.4 million at March 31, 2013).

(18) Recent Accounting Pronouncements

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

Recently Adopted Standards

Effective January 1, 2013, we adopted ASU No. 2012-02, Intangibles —   Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, or ASU 2012-02. ASU 2012-02 allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The adoption of this standard is not expected to have an impact on our financial position, results of operations, comprehensive income or cash flows.

(19) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

In May 2007, we completed the formation of SPD, our 50/50 joint venture with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form SPD, we ceased to consolidate the operating results of our consumer diagnostics business related to SPD. For the three months ended March 31, 2013 and 2012, we recorded earnings of $2.5 million and $2.8 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying Consolidated Statements of Operations, which represented our 50% share of SPD’s net income for the respective periods.

(b) TechLab

In May 2006, we acquired 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic-associated diarrhea and parasitology. For the three months ended March 31, 2013 and 2012, we recorded earnings of $0.2 million and $0.7 million, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying Consolidated Statements of Operations, which represented our minority share of TechLab’s net income for the respective periods.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

	Three Months Ended March 31,
Combined Condensed Results of Operations:	2013	2012
Net revenue	$49,155	$52,525

Gross profit	$37,113	$35,179

Net income after taxes	$5,577	$6,993

Combined Condensed Balance Sheet:	March 31, 2013	December 31, 2012
Current assets	$65,835	$79,842
Non-current assets	37,603	38,991

Total assets	$103,438	$118,833

Current liabilities	$32,950	$45,084
Non-current liabilities	6,986	6,791

Total liabilities	$39,936	$51,875

(20) Guarantor Financial Information

Our 7.25% senior notes due 2018, our 9% senior subordinated notes due 2016, and our 8.625% senior subordinated notes due 2018 are guaranteed by certain of our consolidated wholly owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of March 31, 2013 and December 31, 2012, the related statements of operations, statements of comprehensive income (loss) and cash flows for each of the three months ended March 31, 2013 and 2012, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$233,493	$320,897	$(46,114)	$508,276
Services revenue	—	206,171	20,738	—	226,909

Net product sales and services revenue	—	439,664	341,635	(46,114)	735,185
License and royalty revenue	—	3,035	3,533	(2,504)	4,064

Net revenue	—	442,699	345,168	(48,618)	739,249

Cost of net product sales	948	120,594	173,216	(41,680)	253,078
Cost of services revenue	—	115,611	8,502	(3,955)	120,158

Cost of net product sales and services revenue	948	236,205	181,718	(45,635)	373,236
Cost of license and royalty revenue	—	17	4,243	(2,504)	1,756

Cost of net revenue	948	236,222	185,961	(48,139)	374,992

Gross profit (loss)	(948)	206,477	159,207	(479)	364,257

Operating expenses:
Research and development	4,423	17,380	19,651	—	41,454
Sales and marketing	1,392	82,838	72,226	—	156,456
General and administrative	14,027	64,983	56,848	—	135,858

Total operating expenses	19,842	165,201	148,725	—	333,768

Operating income (loss)	(20,790)	41,276	10,482	(479)	30,489
Interest expense, including amortization of original issue discounts and deferred financing costs	(56,858)	(7,021)	(3,417)	9,897	(57,399)
Other income (expense), net	4,770	6,259	(1,603)	(9,896)	(470)

Income (loss) before provision (benefit) for income taxes	(72,878)	40,514	5,462	(478)	(27,380)
Provision (benefit) for income taxes	(62,811)	17,926	8,127	(113)	(36,871)

Income (loss) before equity earnings of unconsolidated entities, net of tax	(10,067)	22,588	(2,665)	(365)	9,491
Equity in earnings (losses) of subsidiaries, net of tax	22,244	(614)	—	(21,630)	—
Equity earnings of unconsolidated entities, net of tax	248	—	2,688	(2)	2,934

Net income	12,425	21,974	23	(21,997)	12,425
Less: Net loss attributable to non-controlling interests	—	—	(25)	—	(25)

Net income attributable to Alere Inc. and Subsidiaries	12,425	21,974	48	(21,997)	12,450
Preferred stock dividends	(5,250)	—	—	—	(5,250)

Net income available to common stockholders	$7,175	$21,974	$48	$(21,997)	$7,200

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$223,417	$285,599	$(33,229)	$475,787
Services revenue	—	176,715	15,719	—	192,434

Net product sales and services revenue	—	400,132	301,318	(33,229)	668,221
License and royalty revenue	—	4,304	2,546	(3,942)	2,908

Net revenue	—	404,436	303,864	(37,171)	671,129

Cost of net product sales	850	106,202	151,598	(33,096)	225,554
Cost of services revenue	—	83,643	7,217	—	90,860

Cost of net product sales and services revenue	850	189,845	158,815	(33,096)	316,414
Cost of license and royalty revenue	—	5	5,581	(3,942)	1,644

Cost of net revenue	850	189,850	164,396	(37,038)	318,058

Gross profit (loss)	(850)	214,586	139,468	(133)	353,071

Operating expenses:
Research and development	5,196	17,482	16,322	—	39,000
Sales and marketing	1,057	86,337	71,184	—	158,578
General and administrative	11,631	64,644	44,160	—	120,435

Total operating expenses	17,884	168,463	131,666	—	318,013

Operating income (loss)	(18,734)	46,123	7,802	(133)	35,058
Interest expense, including amortization of original issue discounts and deferred financing costs	(49,716)	(11,067)	(3,254)	13,310	(50,727)
Other income (expense), net	(8,074)	9,428	23,787	(13,310)	11,831

Income (loss) before provision (benefit) for income taxes	(76,524)	44,484	28,335	(133)	(3,838)
Provision (benefit) for income taxes	(26,998)	16,782	8,690	71	(1,455)

Income (loss) before equity earnings of unconsolidated entities, net of tax	(49,526)	27,702	19,645	(204)	(2,383)
Equity in earnings (losses) of subsidiaries, net of tax	49,895	(348)	—	(49,547)	—
Equity earnings of unconsolidated entities, net of tax	660	—	2,736	16	3,412

Net income	1,029	27,354	22,381	(49,735)	1,029
Less: Net loss attributable to non-controlling interests	—	—	(185)	—	(185)

Net income attributable to Alere Inc. and Subsidiaries	1,029	27,354	22,566	(49,735)	1,214
Preferred stock dividends	(5,309)	—	—	—	(5,309)

Net income (loss) available to common stockholders	$(4,280)	$27,354	$22,566	$(49,735)	$(4,095)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$12,425	$21,974	$23	$(21,997)	$12,425

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(201)	—	(75,154)	—	(75,355)
Unrealized gains on hedging instruments	—	—	11	—	11
Minimum pension liability adjustment	—	—	605	—	605

Other comprehensive loss, before tax	(201)	—	(74,538)	—	(74,739)
Income tax provision (benefit) related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive loss, net of tax	(201)	—	(74,538)	—	(74,739)

Comprehensive income (loss)	12,224	21,974	(74,515)	(21,997)	(62,314)
Less: Comprehensive loss attributable to non-controlling interests	—	—	(25)	—	(25)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$12,224	$21,974	$(74,490)	$(21,997)	$(62,289)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$1,029	$27,354	$22,381	$(49,735)	$1,029

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	329	(306)	35,251	665	35,939
Unrealized gains on available for sale securities	429	2	—	—	431
Unrealized gains on hedging instruments	17	—	1,090	—	1,107
Minimum pension liability adjustment	—	—	(165)	—	(165)

Other comprehensive income (loss), before tax	775	(304)	36,176	665	37,312
Income tax benefit related to items of other comprehensive income	—	—	(41)	—	(41)

Other comprehensive income (loss), net of tax	775	(304)	36,217	665	37,353

Comprehensive income	1,804	27,050	58,598	(49,070)	38,382
Less: Comprehensive loss attributable to non-controlling interests	—	—	(185)	—	(185)

Comprehensive income attributable to Alere Inc. and Subsidiaries	$1,804	$27,050	$58,783	$(49,070)	$38,567

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

March 31, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,626	$52,407	$266,200	$—	$327,233
Restricted cash	7,933	2,309	1,407	—	11,649
Marketable securities	—	771	113	—	884
Accounts receivable, net of allowances	—	242,772	297,321	—	540,093
Inventories, net	—	147,580	209,509	(20,647)	336,442
Deferred tax assets	32,145	37,079	11,367	2,939	83,530
Prepaid expenses and other current assets	453,291	(315,140)	29,231	(36)	167,346
Intercompany receivables	312,349	603,711	64,077	(980,137)	—

Total current assets	814,344	771,489	879,225	(997,881)	1,467,177
Property, plant and equipment, net	2,387	290,253	236,980	(456)	529,164
Goodwill	—	1,820,992	1,295,865	—	3,116,857
Other intangible assets with indefinite lives	—	13,900	44,493	—	58,393
Finite-lived intangible assets, net	10,927	1,092,551	771,158	—	1,874,636
Deferred financing costs, net and other non-current assets	69,133	10,357	19,881	(71)	99,300
Investments in subsidiaries	4,345,418	353,666	(67,215)	(4,631,869)	—
Investments in unconsolidated entities	34,384	—	48,363	11,548	94,295
Deferred tax assets	—	—	8,653	—	8,653
Intercompany notes receivable	1,672,676	752,565	64,766	(2,490,007)	—

Total assets	$6,949,269	$5,105,773	$3,302,169	$(8,108,736)	$7,248,475

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,000	$985	$6,225	$—	$52,210
Current portion of capital lease obligations	—	3,207	2,939	—	6,146
Accounts payable	7,390	67,623	90,999	—	166,012
Accrued expenses and other current liabilities	84,912	199,618	186,418	(29)	470,919
Intercompany payables	584,562	133,102	262,472	(980,136)	—

Total current liabilities	721,864	404,535	549,053	(980,165)	695,287

Long-term liabilities:
Long-term debt, net of current portion	3,770,784	299	17,759	—	3,788,842
Capital lease obligations, net of current portion	—	4,845	6,770	—	11,615
Deferred tax liabilities	(15,907)	319,914	111,497	(52)	415,452
Other long-term liabilities	18,099	69,963	124,385	(71)	212,376
Intercompany notes payables	331,783	1,602,374	555,850	(2,490,007)	—

Total long-term liabilities	4,104,759	1,997,395	816,261	(2,490,130)	4,428,285

Stockholders’ equity	2,122,646	2,703,843	1,934,598	(4,638,441)	2,122,646
Non-controlling interests	—	—	2,257	—	2,257

Total equity	2,122,646	2,703,843	1,936,855	(4,638,441)	2,124,903

Total liabilities and equity	$6,949,269	$5,105,773	$3,302,169	$(8,108,736)	$7,248,475

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,623	$67,449	$257,274	$—	$328,346
Restricted cash	—	1,680	1,396	—	3,076
Marketable securities	—	787	117	—	904
Accounts receivable, net of allowances	—	241,050	283,282	—	524,332
Inventories, net	—	142,413	203,230	(8,522)	337,121
Deferred tax assets	12,193	39,601	13,138	2,790	67,722
Prepaid expenses and other current assets	(20,636)	99,271	66,634	(33)	145,236
Intercompany receivables	298,812	1,254,727	55,847	(1,609,386)	—

Total current assets	293,992	1,846,978	880,918	(1,615,151)	1,406,737
Property, plant and equipment, net	2,679	293,260	239,082	(552)	534,469
Goodwill	—	1,820,438	1,227,967	—	3,048,405
Other intangible assets with indefinite lives	—	14,600	21,851	—	36,451
Finite-lived intangible assets, net	24,701	1,132,656	676,868	—	1,834,225
Deferred financing costs, net and other non-current assets	78,522	10,341	20,065	(71)	108,857
Investments in subsidiaries	4,114,478	358,088	(67,799)	(4,404,767)	—
Investments in unconsolidated entities	33,979	—	56,512	—	90,491
Deferred tax assets	—	782	7,511	—	8,293
Intercompany notes receivable	1,724,650	722,552	1,278	(2,448,480)	—

Total assets	$6,273,001	$6,199,695	$3,064,253	$(8,469,021)	$7,067,928

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,000	$349	$14,883	$—	$60,232
Current portion of capital lease obligations	—	3,209	3,475	—	6,684
Accounts payable	7,993	76,256	85,725	—	169,974
Accrued expenses and other current liabilities	(388,830)	586,116	214,659	(26)	411,919
Intercompany payables	557,578	806,507	245,300	(1,609,385)	—

Total current liabilities	221,741	1,472,437	564,042	(1,609,411)	648,809

Long-term liabilities:
Long-term debt, net of current portion	3,617,068	374	11,233	—	3,628,675
Capital lease obligations, net of current portion	—	5,412	7,505	—	12,917
Deferred tax liabilities	(5,329)	333,388	100,216	(87)	428,188
Other long-term liabilities	17,678	72,890	76,138	(71)	166,635
Intercompany notes payables	241,421	1,630,376	576,684	(2,448,481)	—

Total long-term liabilities	3,870,838	2,042,440	771,776	(2,448,639)	4,236,415

Stockholders’ equity	2,180,422	2,684,818	1,726,153	(4,410,971)	2,180,422
Non-controlling interests	—	—	2,282	—	2,282

Total equity	2,180,422	2,684,818	1,728,435	(4,410,971)	2,182,704

Total liabilities and equity	$6,273,001	$6,199,695	$3,064,253	$(8,469,021)	$7,067,928

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$12,425	$21,974	$23	$(21,997)	$12,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings (losses) of subsidiaries, net of tax	(22,244)	614	—	21,630	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	5,153	55	9	—	5,217
Depreciation and amortization	1,287	61,956	41,756	(29)	104,970
Non-cash charges for sale of inventories revalued at the date of acquisition	—	—	461	—	461
Non-cash stock-based compensation expense	1,660	1,096	1,367	—	4,123
(Gain) loss on sale of fixed assets	—	227	(55)	—	172
Equity earnings of unconsolidated entities, net of tax	(248)	—	(2,688)	2	(2,934)
Deferred income taxes	(30,889)	(10,300)	(9,605)	(113)	(50,907)
Other non-cash items	(762)	275	2,428	—	1,941
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(1,722)	(18,445)	—	(20,167)
Inventories, net	—	(10,475)	(7,271)	575	(17,171)
Prepaid expenses and other current assets	(473,927)	413,773	35,134	19,187	(5,833)
Accounts payable	(604)	(7,960)	6,576	—	(1,988)
Accrued expenses and other current liabilities	478,082	(387,332)	(31,606)	(19,187)	39,957
Other non-current liabilities	(126)	(2,946)	3,867	—	795
Intercompany payable (receivable)	63,473	(80,252)	16,779	—	—

Net cash provided by (used in) operating activities	33,280	(1,017)	38,730	68	71,061

Cash Flows from Investing Activities:
Increase in restricted cash	(7,933)	(630)	(10)	—	(8,573)
Purchases of property, plant and equipment	(37)	(14,354)	(26,736)	5,022	(36,105)
Proceeds from sale of property, plant and equipment	—	2,106	4,085	(5,048)	1,143
Cash paid for acquisitions, net of cash acquired	(151,372)	—	(7,049)	—	(158,421)
Cash received from equity method investments	—	—	10,771	—	10,771
Increase in other assets	(3,210)	(928)	(1,431)	—	(5,569)

Net cash used in investing activities	(162,552)	(13,806)	(20,370)	(26)	(196,754)

Cash Flows from Financing Activities:
Cash paid for financing costs	(1,427)	—	—	—	(1,427)
Cash paid for contingent purchase price consideration	(19,098)	—	—	—	(19,098)
Proceeds from issuance of common stock, net of issuance costs	6,135	—	—	—	6,135
Proceeds from issuance of long-term debt	—	1,007	9,046	—	10,053
Payments on long-term debt	(16,845)	(445)	(2,348)	—	(19,638)
Net proceeds (payments) under revolving credit facilities	170,000	—	(7,517)	—	162,483
Cash paid for dividends	(5,323)	—	—	—	(5,323)
Excess tax benefits on exercised stock options	71	17	16	—	104
Principal payments on capital lease obligations	—	(814)	(907)	—	(1,721)

Net cash provided by (used in) financing activities	133,513	(235)	(1,710)	—	131,568

Foreign exchange effect on cash and cash equivalents	762	16	(7,724)	(42)	(6,988)

Net increase (decrease) in cash and cash equivalents	5,003	(15,042)	8,926	—	(1,113)
Cash and cash equivalents, beginning of period	3,623	67,449	257,274	—	328,346

Cash and cash equivalents, end of period	$8,626	$52,407	$266,200	$—	$327,233

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$1,029	$27,354	$22,381	$(49,735)	$1,029
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings (losses) of subsidiaries, net of tax	(49,895)	348	—	49,547	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	5,219	59	—	—	5,278
Depreciation and amortization	2,074	63,363	37,345	(61)	102,721
Non-cash charges for sale of inventories revalued at the date of acquisition	—	1,400	3,281	—	4,681
Non-cash stock-based compensation expense	1,007	1,377	1,490	—	3,874
Impairment of inventory	—	5	—	—	5
Impairment of long-lived assets	—	134	—	—	134
Loss on sale of fixed assets	—	508	58	—	566
Equity earnings of unconsolidated entities, net of tax	(660)	—	(2,736)	(16)	(3,412)
Deferred income taxes	(11,105)	(614)	(2,033)	—	(13,752)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(4,605)	(8,337)	—	(12,942)
Inventories, net	—	13,349	(3,733)	(265)	9,351
Prepaid expenses and other current assets	10,526	(4,386)	(2,619)	—	3,521
Accounts payable	(863)	(4,101)	(12,842)	—	(17,806)
Accrued expenses and other current liabilities	(14,901)	34,232	(15,346)	—	3,985
Other non-current liabilities	4,309	(10,015)	20,332	71	14,697
Intercompany payable (receivable)	131,413	(128,235)	(3,178)	—	—

Net cash provided by (used in) operating activities	78,153	(9,827)	34,063	(459)	101,930

Cash Flows from Investing Activities:
Decrease in restricted cash	—	—	6,302	—	6,302
Purchases of property, plant and equipment	(4)	(17,375)	(13,465)	459	(30,385)
Proceeds from sale of property, plant and equipment	—	201	326	—	527
Cash paid for acquisitions, net of cash acquired	(22,500)	—	(15,508)	—	(38,008)
Cash received from equity method investments	—	—	6,066	—	6,066
Cash paid for marketable securities	—	(2)	—	—	(2)
Increase in other assets	(6,144)	(397)	(2,013)	—	(8,554)

Net cash used in investing activities	(28,648)	(17,573)	(18,292)	459	(64,054)

Cash Flows from Financing Activities:
Cash paid for financing costs	(1,876)	—	—	—	(1,876)
Cash paid for contingent purchase price consideration	(48)	—	—	—	(48)
Proceeds from issuance of common stock, net of issuance costs	7,674	—	—	—	7,674
Proceeds from issuance of long-term debt	198,000	951	190	—	199,141
Payments on long-term debt	(10,750)	(656)	(5,505)	—	(16,911)
Net proceeds under revolving credit facilities	—	(2)	1,341	—	1,339
Payments on short-term debt	(6,240)	—	—	—	(6,240)
Cash paid for dividends	(5,323)	—	—	—	(5,323)
Excess tax benefits on exercised stock options	98	48	2	—	148
Principal payments on capital lease obligations	—	(502)	(1,218)	—	(1,720)

Net cash provided by (used in) financing activities	181,535	(161)	(5,190)	—	176,184

Foreign exchange effect on cash and cash equivalents	(429)	73	1,220	—	864

Net increase (decrease) in cash and cash equivalents	230,611	(27,488)	11,801	—	214,924
Cash and cash equivalents, beginning of period	12,451	95,212	191,510	—	299,173

Cash and cash equivalents, end of period	$243,062	$67,724	$203,311	$—	$514,097

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(unaudited)

(21) Subsequent Event

On April 26, 2013, we settled our $40.0 million note receivable with FGST (see Note 4). In exchange for our surrender of the note, we acquired certain of the assets of the Medicare fee-for-service diabetes business (the “Liberty Assets”) of FGST, and its affiliates, including Liberty Medical, for $17.5 million and received $22.5 million in cash, along with all accrued and unpaid interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding anticipated expansion and growth in certain of our product and service offerings, the impact of our research and development activities, potential new product and technology achievements, the potential for selective acquisitions, including acquisitions of health information solutions businesses outside the United States, our ability to improve our working capital and operating margins, our expectations with respect to Apollo, our integrated health information solutions technology platform, our ability to improve care and lower healthcare costs for both providers and patients, and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and notes thereto.

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

During 2012, we focused on completing the foundation for this business model by expanding our presence in toxicology and diabetes through acquisitions. Our toxicology group is now a full-service provider to a broad range of domestic and foreign employers in industries that require rigorous drug testing. We built a strong presence in diabetes from the ground up. Our diabetes revenues have grown to over $144.0 million in 2012, and including the effect of acquisitions completed in early 2013, we now service more than 250,000 active diabetes customers. We believe that the strong foundation that we have built in diabetes, specifically in our mail-order diabetes testing supply business, provides us with a competitive advantage in dealing with the impact that CMS’ competitive bidding program, which will significantly reduce current reimbursement rates starting in July 2013, is expected to have on competition and pricing in the market for diabetes testing supplies.

Core to our strategy are health information technologies that enable diagnostic data to be fed directly into an information exchange that integrates the diagnostic data with other patient-related information in a single health record. In recent periods, we have focused on acquiring health information technologies that will supplement our internally developed information technologies, including Apollo, and improve our ability to execute our business strategy. We now offer a variety of software-based analytics, clinical decision support tools, and health improvement programs that enable healthcare providers to initiate earlier interventions, personalize treatment plans, lower costs by reducing hospital readmissions, and measure improvements in outcomes at both a patient and population level.

We also continue to build momentum behind our next generation of novel diagnostic platforms that we expect to drive our growth in future years. With our novel molecular diagnostic platforms launched, or in the late stages of development, we have now begun to refocus our research and development efforts away from long-term projects towards product enhancements and menu expansion for our existing platforms.

Financial Highlights

•	Net revenue increased by $68.1 million, or 10%, to $739.2 million for the three months ended March 31, 2013, from $671.1 million for the three months ended March 31, 2012.

•	Gross profit increased by $11.2 million, or 3%, to $364.3 million for the three months ended March 31, 2013, from $353.1 million for the three months ended March 31, 2012.

•

For the three months ended March 31, 2013, we generated net income available to common stockholders of $7.2 million, or $0.09 per diluted common share, compared to a net loss available to common stockholders of $4.1 million, or $(0.05) per diluted common share, for the three months ended March 31, 2012.

Results of Operations

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

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue increased by $67.0 million, or 10%, to $735.2 million for the three months ended March 31, 2013, from $668.2 million for the three months ended March 31, 2012. Excluding the impact of currency translation, net product sales and services revenue for the three months ended March 31, 2013 increased by $70.3 million, or 11%, compared to the three months ended March 31, 2012. Net product sales and services revenue by business segment for the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,		% Change
	2013	2012
Professional diagnostics	$578,628	$515,449	12%
Health information solutions	134,207	130,784	3%
Consumer diagnostics	22,350	21,988	2%

Net product sales and services revenue	$735,185	$668,221	10%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,		% Change
	2013	2012
Cardiology	$114,933	$138,826	(17)%
Infectious disease	189,844	151,016	26%
Toxicology	149,049	121,740	22%
Diabetes	50,083	28,161	78%
Other	74,719	75,706	(1)%

Professional diagnostics net product sales and services revenue	$578,628	$515,449	12%

Net product sales and services revenue from our professional diagnostics business segment increased by $63.2 million, or 12%, to $578.6 million for the three months ended March 31, 2013, from $515.4 million for the three months ended March 31, 2012. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $66.7 million, or 13%, comparing the three months ended March 31, 2013 to the three months ended March 31, 2012. Revenue increased primarily as a result of acquisitions, which contributed an aggregate of $62.0 million of the non-currency-adjusted increase. Contributing to the increase in net product sales and services revenue was an increase in our North American flu-related net product sales during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Net product sales from our North American flu-related sales increased approximately $27.7 million, from $6.6 million during the three months ended March 31 2012 to $34.3 million during the three months ended March 31, 2013. Net product sales and services revenue from our professional diagnostics business segment were negatively impacted by the FDA recall matters related to our Alere Triage® meter-based products. Net product sales of meter-based Triage products in the U.S. totaled $21.6 million during the three months ended March 31, 2013, as compared to $50.5 million during the three months ended March 31, 2012. Excluding the impact of acquisitions, the increase in flu-related sales during the comparable periods and the impact of the reduction in net product sales from meter-based Triage products in the U.S., the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately $5.8 million, or 1%, from the three months ended March 31, 2012 to the three months ended March 31, 2013.

Within our professional diagnostics business segment, net product sales and services revenue for our cardiology business decreased by approximately $23.9 million, or 17%, to $114.9 million for the three months ended March 31, 2013, from $138.8 million for the three months ended March 31, 2012, driven principally by the impact of the FDA recall of certain of our meter-based Triage products in the U.S. Net product sales and services revenue for our infectious disease business increased by approximately $38.8 million, or 26%, to $189.8 million for the three months ended March 31, 2013, from $151.0 million for the three months ended March 31, 2012. The change was driven principally by an increase in flu-related sales during the comparable periods. Net product sales and services revenue for our toxicology business increased by approximately $27.3 million, or 22%, to $149.0 million for the three months ended March 31, 2013, from $121.7 million for the three months ended March 31, 2012, with our recent acquisitions of eScreen, Inc., or eScreen, Amedica Biotech, Inc., or Amedica, and Branan Medical Corporation, or Branan, contributing a combined net $41.7 million of the non-currency adjusted increase. Partially offsetting the increase in net product sales and services revenue for our toxicology business contributed by acquisitions was a decrease in net product sales related to our Triage toxicology products and a reduction in commercial pricing for our pain and rehab businesses which was implemented in the second quarter of 2012. Our diabetes business increased by approximately $21.9 million, or 78%, to $50.1 million for the three months ended March 31, 2013, from $28.2 million for the three months ended March 31, 2012, with our recent acquisitions of AmMed and NationsHealth contributing a combined net $16.0 million of the non-currency adjusted increase.

Health Information Solutions

The following table summarizes our net product sales and services revenue from our health information solutions business segment by groups of similar products and services for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,		% Change
	2013	2012
Disease and case management	$54,126	$53,380	1%
Wellness	26,300	27,026	(3)%
Women’s and children’s health	29,080	29,771	(2)%
Patient self-testing services	24,701	20,607	20%

Health information solutions net product sales and services revenue	$134,207	$130,784	3%

Our health information solutions net product sales and services revenue increased by $3.4 million, or 3%, to $134.2 million for the three months ended March 31, 2013, from $130.8 million for the three months ended March 31, 2012. Our patient self-testing services net product sales and services revenue increased approximately $4.1 million, or 20%, to $24.7 million for the three months ended March 31, 2013, from $20.6 for the three months ended March 31, 2012, principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment revenue increased by $0.4 million, or 2%, to $22.4 million for the three months ended March 31, 2013, from $22.0 million for the three months ended March 31, 2012. Net product sales by our 50/50 joint venture with P&G, or SPD, were $43.1 million during the three months ended March 31, 2013, as compared to $46.2 million during the three months ended March 31, 2012.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by approximately $1.2 million, or 40%, to $4.1 million for the three months ended March 31, 2013, from $2.9 million for the three months ended March 31, 2012. The increase in royalty revenue for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, is primarily a result of higher royalties earned under existing licensing agreements.

Gross Profit and Margin. Gross profit increased by $11.2 million, or 3%, to $364.3 million for the three months ended March 31, 2013, from $353.1 million for the three months ended March 31, 2012. The increase in gross profit during the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was largely attributed to the increase in net product sales and services revenue resulting from acquisitions.

Cost of net revenue included amortization expense of $19.2 million and $15.7 million for the three months ended March 31, 2013 and 2012, respectively and $0.5 million and $4.7 million of non-cash charges relating to the write-up of inventory to fair value in connection with certain acquisitions during the three months ended March 31, 2013 and 2012, respectively.

Overall gross margin was 49% and 53% for the three months ended March 31, 2013 and 2012, respectively.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue increased by $10.1 million, or 3%, to $361.9 million for the three months ended March 31, 2013, from $351.8 million for the three months ended March 31, 2012. Gross profit from net product sales and services revenue by business segment for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,		% Change
	2013	2012
Professional diagnostics	$300,175	$290,909	3%
Health information solutions	57,350	57,369	0%
Consumer diagnostics	4,424	3,529	25%

Gross profit from net product sales and services revenue	$361,949	$351,807	3%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue increased by $9.3 million, or 3%, to $300.2 million for the three months ended March 31, 2013, compared to $290.9 million for the three months ended March 31, 2012, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above. Gross profit was negatively impacted by a decrease in our U.S. meter-based Triage product sales and a reduction in commercial pricing for our pain and rehab businesses, as discussed above. The FDA recall relating to our meter-based Triage products also resulted in incremental costs during the three months ended March 31, 2013, principally due to unfavorable manufacturing variances and the lost margin on the reduced volume of tests sold during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Cost of professional diagnostics net product sales and services revenue during the three months ended March 31, 2013 and 2012, included a non-cash charge of $0.5 million and $4.7 million, respectively, relating to the write-up of inventory to fair value in connection with certain acquisitions. Reducing gross profit during the three months ended March 31, 2013 and 2012 was $0.2 million and $0.6 million, respectively, in restructuring charges.

Cost of professional diagnostics net product sales and services revenue included amortization expense of $17.4 million and $13.8 million during the three months ended March 31, 2013 and 2012, respectively.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three months ended March 31, 2013 and 2012 was 52% and 56%, respectively. Increased revenue from our recently acquired toxicology businesses, which contribute lower-than-segment-average gross margin, and a decrease in our U.S. meter-based Triage product sales, which contribute higher-than-segment-average gross margin, contributed to the decrease in gross margin in the three months ended March 31, 2013 from the three months ended March 31, 2012.

Health Information Solutions

Gross profit from our health information solutions net product sales and services revenue remained flat for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Reducing gross profit during each of the three months ended March 31, 2013 and 2012 was $0.4 million in restructuring charges.

Cost of health information solutions net product sales and services revenue included amortization expense of $1.5 million and $1.6 million during the three months ended March 31, 2013 and 2012, respectively.

As a percentage of our health information solutions net product sales and services revenue, gross margin for the three months ended March 31, 2013 and 2012 was 43% and 44%, respectively.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue increased by $0.9 million, or 25%, to $4.4 million for the three months ended March 31, 2013, compared to $3.5 million for the three months ended March 31, 2012. The increase in gross profit was primarily the result of a one-time cost of goods sold adjustment totaling approximately $0.7 million related to our manufacturing agreement with SPD recorded during the three months ended March 31, 2012.

Cost of consumer diagnostics net product sales and services revenue included amortization expense of $0.3 million during each of the three months ended March 31, 2013 and 2012.

As a percentage of net product sales and services revenue, gross margin for the three months ended March 31, 2013 and 2012 was 20% and 16%, respectively.

Research and Development Expense. Research and development expense increased by $2.5 million, or 6%, to $41.5 million for the three months ended March 31, 2013, from $39.0 million for the three months ended March 31, 2012. Research and development expense during the three months ended March 31, 2013 is reported net of grant funding of $0.5 million arising from the research and development funding relationship with the Bill and Melinda Gates Foundation that we entered into in February 2013. Included in research and development expense for the three months ended March 31, 2012 were restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $0.6 million. Amortization expense of $1.3 million and $2.7 million was included in research and development expense for the three months ended March 31, 2013 and 2012, respectively.

Research and development expense as a percentage of net revenue was 6% for each of the three months ended March 31, 2013 and 2012.

Sales and Marketing Expense. Sales and marketing expense decreased by $2.1 million, or 1%, to $156.5 million for the three months ended March 31, 2013, from $158.6 million for the three months ended March 31, 2012. The decrease in sales and marketing expense was primarily driven by lower amortization expense during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Amortization expense of $53.5 million and $57.8 million was included in sales and marketing expense for the three months ended March 31, 2013 and 2012, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $1.1 million and $0.8 million were included in sales and marketing expense for the three months ended March 31, 2013 and 2012, respectively.

Sales and marketing expense as a percentage of net revenue was 21% and 24% for the three months ended March 31, 2013 and 2012, respectively.

General and Administrative Expense. General and administrative expense increased by approximately $15.4 million, or 13%, to $135.9 million for the three months ended March 31, 2013, from $120.4 million for the three months ended March 31, 2012. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. During the three months ended March 31, 2013 and 2012, we recorded expenses of $11.0 million and $5.0 million, respectively, in connection with fair value adjustments to acquisition-related contingent consideration obligations. Acquisition-related costs of $0.9 million and $1.5 million were included in general and administrative expense for the three months ended March 31, 2013 and 2012, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $2.2 million and $3.1 million were included in general and administrative expense for the three months ended March 31, 2013 and 2012, respectively. Amortization expense of $1.9 million and $2.0 million was included in general and administrative expense for the three months ended March 31, 2013 and 2012, respectively.

General and administrative expense as a percentage of net revenue was 18% for each of the three months ended March 31, 2013 and 2012.

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense increased by $6.7 million, or 13%, to $57.4 million for the three months ended March 31, 2013, from $50.7 million for the three months ended March 31, 2012. The increase is principally due to higher interest expense recorded in connection with higher outstanding debt balances during the first quarter of 2013 under our secured credit facility, compared to the outstanding debt balances during the first quarter of 2012.

Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2013	2012
Interest income	$1,023	$562	$461
Foreign exchange gains (losses), net	(467)	(774)	307
Other	(1,026)	12,043	(13,069)

Total other income (expense), net	$(470)	$11,831	$(12,301)

Other income of $12.0 million for the three months ended March 31, 2012 includes a $13.5 million final royalty termination payment received from Quidel.

Benefit for Income Taxes. The benefit for income taxes increased by $35.4 million to a $36.9 million benefit for the three months ended March 31, 2013, from a $1.5 million benefit for the three months ended March 31, 2012. Our effective tax rate is calculated based on projected income across many different jurisdictions, and can change based on the location of income, losses and credits. The change in the effective tax rate, from the three months ended March 31, 2012 to the three months ended March 31, 2013, results primarily from our forecasted jurisdictional mix of income, as well as from U.S. federal research and development tax credits of approximately $1.6 million projected to be generated in 2013. In addition, we recognized a discrete tax benefit of $1.5 million for 2012 U.S. federal research and development tax credits during the three months ended March 31, 2013.

Equity Earnings in Unconsolidated Entities, Net of Tax. Equity earnings in unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings in unconsolidated entities, net of tax for the three months ended March 31, 2013 reflects the following: (i) our 50% interest in SPD in the amount of $2.5 million, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.2 million and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.2 million. Equity earnings in unconsolidated entities, net of tax for the three months ended March 31, 2012 reflects the following: (i) our 50% interest in SPD in the amount of $2.8 million, (ii) our 40% interest in Vedalab in the amount of $(0.1) million and (iii) our 49% interest in TechLab in the amount of $0.7 million.

Net Income (Loss) Available to Common Stockholders. For the three months ended March 31, 2013, we generated net income available to common stockholders of $7.2 million, or $0.09 per diluted common share. For the three months ended March 31, 2012, we generated a net loss available to common stockholders of $4.1 million, or $0.05 per diluted common share. Net income (loss) available to common stockholders reflects $5.3 million of preferred stock dividends paid during each of the three months ended March 31, 2013 and 2012. See Note 6 of the accompanying Consolidated Financial Statements for the calculation of net income (loss) per common share.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short—and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. As of March 31, 2013, we had $327.2 million of cash and cash equivalents, of which $74.8 million was held by domestic subsidiaries and $252.4 million was held by foreign entities. We do not plan to repatriate cash held by foreign entities due to adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities.

We may also utilize our secured credit facility or other new sources of financing to fund a portion of our capital needs and other commitments, including our contractual contingent consideration obligations and future acquisitions. As of March 31, 2013, we had outstanding borrowings totaling $192.5 million under the $250.0 million revolving line of credit under our secured credit facility, leaving $57.5 million available to us for additional borrowings. Our ability to access the capital markets may be impacted by the amount of our outstanding debt and equity and the extent to which our assets are encumbered by our outstanding secured debt. The terms and conditions of our outstanding debt instruments also contain covenants which expressly restrict our ability to incur additional indebtedness and conduct other financings. As of March 31, 2013, we had $3.8 billion in outstanding indebtedness comprised of $2.4 billion under our secured credit facility, including borrowings under our revolving line of credit, $450.0 million of 7.25% senior notes due 2018, $400.0 million of 8.625% senior subordinated notes due 2018, $393.4 million of 9% senior subordinated notes due 2016 and $150.0 million of 3% convertible senior subordinated notes due 2016.

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

Our funding plans for our working capital needs and other commitments may be adversely impacted by unexpected costs associated with integrating the operations of newly-acquired companies, executing our cost-savings strategies and prosecuting and defending our existing lawsuits and/or unforeseen lawsuits against us. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to make investments in our research and development efforts related to the substantial intellectual property portfolio we own. We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property rights. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then-existing stockholders may result.

	Three Months Ended March 31,
Cash Flow Summary (in thousands)	2013	2012
Net cash provided by operating activities	$71,061	$101,930
Net cash used in investing activities	(196,754)	(64,054)
Net cash provided by financing activities	131,568	176,184
Foreign exchange effect on cash and cash equivalents	(6,988)	864

Net increase (decrease) in cash and cash equivalents	(1,113)	214,924
Cash and cash equivalents, beginning of period	328,346	299,173

Cash and cash equivalents, end of period	$327,233	$514,097

Summary of Changes in Cash Position

As of March 31, 2013, we had cash and cash equivalents of $327.2 million, a $1.1 million decrease from December 31, 2012. Our primary sources of cash during the three months ended March 31, 2013 included $71.1 million generated by our operating activities, $162.5 million of net proceeds under various revolving credit facilities, which included $170.0 million borrowed against our secured credit facility revolving line-of-credit, $10.8 million return of capital from SPD, $10.1 million received from long-term debt borrowings and $6.1 million of cash received from common stock issuances under employee stock option and stock purchase plans. Our primary uses of cash during the three months ended March 31, 2013 were $158.4 million net cash paid for acquisitions, $36.1 million of capital expenditures, $19.6 million related to the repayment of long-term debt obligations, $19.1 million related to payments of acquisition-related contingent consideration obligations, $5.6 million related to an increase in other assets and $5.3 million for cash dividends paid on our Series B Preferred Stock. Fluctuations in foreign currencies negatively impacted our cash balance by $7.0 million during the three months ended March 31, 2013.

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2013 was $71.1 million, which resulted from net income of $12.4 million, $63.0 million of non-cash items and $4.4 million of cash utilized by changes in net working capital requirements during the period. The $63.0 million of non-cash items included, among other items, $105.0 million related to depreciation and amortization, $5.2 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $4.1 million related to non-cash stock-based compensation, $1.9 million related to other non-cash items and a $0.5 million non-cash charge related to the write up of inventory to fair value in connection with the acquisition of Epocal, Inc., or Epocal, partially offset by a $50.9 million decrease related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, and $2.9 million in equity earnings in unconsolidated entities, net of tax.

Cash Flows from Investing Activities

Our investing activities during the three months ended March 31, 2013 utilized $196.8 million of cash, including $158.4 million net cash paid for acquisitions, $36.1 million of capital expenditures, an increase in our restricted cash balance of $8.6 million which was principally driven by $7.9 million of cash received from the Bill and Melinda Gates Foundation and $5.6 million related to an increase in other assets, partially offset by a $10.8 million return of capital from SPD and $1.1 million of proceeds received from the sale of property, plant and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2013 was $131.6 million. Financing activities during the three months ended March 31, 2013 primarily included approximately $162.5 million of net proceeds under various revolving credit facilities, which included $170.0 million borrowed against our secured credit facility revolving line-of-credit,

$10.1 million received from long-term debt borrowings and $6.1 million of cash received from common stock issuances under employee stock option and stock purchase plans. We utilized approximately $19.6 million for the payment of certain long-term debt obligations, $19.1 million for payments of acquisition-related contingent consideration obligations, $5.3 million for dividend payments related to our Series B preferred stock, $1.7 million for payment of capital lease obligations and $1.4 million related to the payment of debt-related financing costs.

As of March 31, 2013, we had an aggregate of $17.4 million in outstanding capital lease obligations which are payable through 2018.

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

Furthermore, all domestic losses and credits are subject to the limitations imposed by Sections 382 and 383 of the Internal Revenue Code, and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Sections 382 and 383 impose an annual limitation on the use of these losses or credits to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate. We have recorded a valuation allowance against a portion of the deferred tax assets related to our NOLs and credits and certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets, as these assets can only be realized via profitable operations.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2013.

Contractual Obligations

The following summarizes our principal contractual obligations as of March 31, 2013 that have changed significantly since December 31, 2012 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012, but omitted below, represent those that have not changed significantly since that date.

	Payments Due by Period (in thousands)
	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt obligations	$3,849,355	$48,018	$99,247	$2,849,537	$852,553

With respect to our February 1, 2013 acquisition of Epocal, the terms of the acquisition agreement require us to pay earn-outs and management incentive payments upon successfully meeting certain product development and United States Food and Drug Administration regulatory approval milestones from the date of acquisition through December 31, 2018. The maximum amount of the earn-out payments is $90.5 million, of which $15.0 million was paid at the acquisition closing date. The maximum amount of the management incentive payments is $9.4 million.

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

There have been no significant changes in our critical accounting policies or management estimates since December 31, 2012. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended for the year ended December 31, 2012.

Recent Accounting Pronouncements

See Note 18 in the notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012. There have been no material changes in the three months ended March 31, 2013 to our market risks or management of such risks.

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

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description

4.1	Fourteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.) dated as of April 3, 2013 among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.’s Registration Statement on Form 8-A, filed on April 3, 2013)

*4.2	Fifteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.) dated as of April 3, 2013 among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee

4.3	Sixteenth Supplemental Indenture (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.), dated as of April 3, 2013, by and among the Company, the subsidiary guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (File No. 333-187776))

*10.1	Fourth Amendment to Credit Agreement, dated as of March 22, 2013, among the Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, (b) our Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012, (c) our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (d) our Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: May 9, 2013	/s/ David Teitel
David Teitel
Chief Financial Officer and an authorized officer