Form 10-Q
period 2013-06-30
ALERE INC.
filed 2013-08-08
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 5, 2013 was 81,753,992.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2013

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

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net product sales	$521,562	$463,425	$1,029,838	$939,212
Services revenue	237,558	233,855	464,467	426,289

Net product sales and services revenue	759,120	697,280	1,494,305	1,365,501
License and royalty revenue	4,865	3,237	8,929	6,145

Net revenue	763,985	700,517	1,503,234	1,371,646

Cost of net product sales	253,189	222,498	506,267	448,052
Cost of services revenue	124,810	120,559	244,968	211,419

Cost of net product sales and services revenue	377,999	343,057	751,235	659,471
Cost of license and royalty revenue	1,499	1,852	3,255	3,496

Cost of net revenue	379,498	344,909	754,490	662,967

Gross profit	384,487	355,608	748,744	708,679

Operating expenses:
Research and development	40,500	40,447	81,954	79,447
Sales and marketing	159,422	159,322	315,878	317,900
General and administrative	140,161	121,485	276,019	241,920

Total operating expenses	340,083	321,254	673,851	639,267

Operating income	44,404	34,354	74,893	69,412
Interest expense, including amortization of original issue discounts and deferred financing costs	(92,453)	(55,531)	(149,852)	(106,258)
Other income (expense), net	1,063	3,811	593	15,642

Loss before provision (benefit) for income taxes	(46,986)	(17,366)	(74,366)	(21,204)
Provision (benefit) for income taxes	17,867	(489)	(19,004)	(1,944)

Loss before equity earnings of unconsolidated entities, net of tax	(64,853)	(16,877)	(55,362)	(19,260)
Equity earnings of unconsolidated entities, net of tax	4,551	3,998	7,485	7,410

Net loss	(60,302)	(12,879)	(47,877)	(11,850)
Less: Net income (loss) attributable to non-controlling interests	267	36	242	(149)

Net loss attributable to Alere Inc. and Subsidiaries	(60,569)	(12,915)	(48,119)	(11,701)
Preferred stock dividends	(5,309)	(5,279)	(10,559)	(10,588)

Net loss available to common stockholders	$(65,878)	$(18,194)	$(58,678)	$(22,289)

Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries:	$(0.81)	$(0.23)	$(0.72)	$(0.28)

Weighted-average shares-basic and diluted	81,311	80,375	81,255	80,307

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(60,302)	$(12,879)	$(47,877)	$(11,850)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(34,428)	(36,777)	(109,783)	(838)
Unrealized gains on available for sale securities	—	359	—	790
Unrealized gains (losses) on hedging instruments	—	(652)	11	455
Minimum pension liability adjustment	99	4	704	(120)

Other comprehensive income (loss), before tax	(34,329)	(37,066)	(109,068)	287
Income tax provision (benefit) related to items of other comprehensive income	—	—	—	—

Other comprehensive income (loss), net of tax	(34,329)	(37,066)	(109,068)	287

Comprehensive loss	(94,631)	(49,945)	(156,945)	(11,563)
Less: Comprehensive income (loss) attributable to non-controlling interests	267	36	242	(149)

Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(94,898)	$(49,981)	$(157,187)	$(11,414)

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$320,547	$328,346
Restricted cash	9,919	3,076
Marketable securities	889	904
Accounts receivable, net of allowances of $57,939 and $36,395 at June 30, 2013 and December 31, 2012, respectively	553,760	524,332
Inventories, net	356,753	337,121
Deferred tax assets	60,849	67,722
Prepaid expenses and other current assets	106,360	145,236

Total current assets	1,409,077	1,406,737
Property, plant and equipment, net	530,467	534,469
Goodwill	3,095,798	3,048,405
Other intangible assets with indefinite lives	57,346	36,451
Finite-lived intangible assets, net	1,811,951	1,834,225
Deferred financing costs, net, and other non-current assets	89,383	108,857
Investments in unconsolidated entities	96,197	90,491
Deferred tax assets	9,786	8,293

Total assets	$7,100,005	$7,067,928

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$50,539	$60,232
Current portion of capital lease obligations	5,958	6,684
Accounts payable	178,552	169,974
Accrued expenses and other current liabilities	425,379	411,919

Total current liabilities	660,428	648,809

Long-term liabilities:
Long-term debt, net of current portion	3,808,302	3,628,675
Capital lease obligations, net of current portion	11,685	12,917
Deferred tax liabilities	390,012	428,188
Other long-term liabilities	197,781	166,635

Total long-term liabilities	4,407,780	4,236,415

Commitments and contingencies (Note 16)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at June 30, 2013 and December 31, 2012); Authorized: 2,300 shares; Issued: 2,065 shares at June 30, 2013 and December 31, 2012; Outstanding: 1,774 shares at June 30, 2013 and December 31, 2012	606,468	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 89,036 shares at June 30, 2013 and 88,576 shares at December 31, 2012; Outstanding: 81,357 shares at June 30, 2013 and 80,897 shares at December 31, 2012	89	89
Additional paid-in capital	3,304,273	3,299,935
Accumulated deficit	(1,613,092)	(1,564,973)
Treasury stock, at cost, 7,679 shares at June 30, 2013 and December 31, 2012	(184,971)	(184,971)
Accumulated other comprehensive income (loss)	(85,195)	23,874

Total stockholders’ equity	2,027,572	2,180,422
Non-controlling interests	4,225	2,282

Total equity	2,031,797	2,182,704

Total liabilities and equity	$7,100,005	$7,067,928

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(47,877)	$(11,850)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	10,176	10,731
Depreciation and amortization	213,904	211,622
Non-cash charges for sale of inventories revalued at the date of acquisition	1,172	4,681
Non-cash stock-based compensation expense	8,800	8,242
Impairment of inventory	26	5
Impairment of long-lived assets	2,815	219
(Gain) loss on sale of fixed assets	1,301	(5,872)
Equity earnings of unconsolidated entities, net of tax	(7,485)	(7,410)
Deferred income taxes	(44,052)	(27,400)
Loss on extinguishment of debt	35,603	—
Other non-cash items	(727)	(883)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(38,326)	(5,431)
Inventories, net	(52,104)	(4,412)
Prepaid expenses and other current assets	(3,319)	16,866
Accounts payable	11,850	(14,247)
Accrued expenses and other current liabilities	24,846	(366)
Other non-current liabilities	(17,844)	(8,265)

Net cash provided by operating activities	98,759	166,230

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	(6,843)	5,888
Purchases of property, plant and equipment	(64,617)	(69,461)
Proceeds from sale of property, plant and equipment	4,640	21,677
Cash paid for acquisitions, net of cash acquired	(165,963)	(310,240)
Cash received from equity method investments	10,574	6,556
Cash paid for marketable securities	—	226
(Increase) decrease in other assets	17,013	(7,714)

Net cash used in investing activities	(205,196)	(353,068)

Cash Flows from Financing Activities:
Cash paid for financing costs	(9,018)	(2,013)
Cash paid for contingent purchase price consideration	(26,638)	(6,500)
Proceeds from issuance of common stock, net of issuance costs	7,772	8,697
Proceeds from issuance of long-term debt	435,467	199,234
Payments on long-term debt	(437,816)	(29,884)
Net proceeds under revolving credit facilities	166,540	42,487
Payments on short-term debt	—	(6,240)
Cash paid for dividends	(10,646)	(10,646)
Excess tax benefits on exercised stock options	166	210
Principal payments on capital lease obligations	(3,488)	(3,319)
Other	(18,953)	(2,577)

Net cash provided by financing activities	103,386	189,449

Foreign exchange effect on cash and cash equivalents	(4,748)	1,955

Net increase (decrease) in cash and cash equivalents	(7,799)	4,566
Cash and cash equivalents, beginning of period	328,346	299,173

Cash and cash equivalents, end of period	$320,547	$303,739

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

(2) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2013, our cash equivalents consisted of money market funds.

(3) Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$108,032	$99,498
Work-in-process	83,427	89,895
Finished goods	165,294	147,728

	$356,753	$337,121

(4) Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of net revenue	$278	$263	$510	$532
Research and development	783	856	1,530	1,627
Sales and marketing	906	913	1,622	1,830
General and administrative	2,710	2,336	5,138	4,253

	4,677	4,368	8,800	8,242
Benefit for income taxes	(496)	(874)	(1,358)	(1,415)

	$4,181	$3,494	$7,442	$6,827

(5) Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(60,302)	$(12,879)	$(47,877)	$(11,850)
Preferred stock dividends	(5,309)	(5,279)	(10,559)	(10,588)
Less: Net income (loss) attributable to non-controlling interest	267	36	242	(149)

Net loss available to common stockholders	$(65,878)	$(18,194)	$(58,678)	$(22,289)

Denominator:
Weighted-average common shares outstanding — basic and diluted	81,311	80,375	81,255	80,307

Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries	$(0.81)	$(0.23)	$(0.72)	$(0.28)

The following potential dilutive securities were not included in the calculation of diluted net loss per common share because the inclusion thereof would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Denominator:
Options to purchase shares of common stock	9,798	9,022	9,798	9,022
Warrants	4	110	4	110
Conversion shares related to 3% convertible senior subordinated notes	3,411	3,411	3,411	3,411
Conversion shares related to subordinated convertible promissory notes	27	27	27	27
Conversion shares related to Series B convertible preferred stock	10,239	10,239	10,239	10,239

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	24,097	23,355	24,097	23,355

(6) Stockholders’ Equity and Non-controlling Interests

(a) Preferred Stock

For the three and six months ended June 30, 2013, Series B preferred stock dividends amounted to $5.3 million and $10.6 million, respectively, and for the three and six months ended June 30, 2012, Series B preferred stock dividends amounted to $5.3 million and $10.6 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net loss per common share for each of the respective periods. As of July 15, 2013, payments have been made covering all dividend periods through June 30, 2013.

The Series B preferred stock dividends for the three and six months ended June 30, 2013 and 2012 were paid in cash.

(b) Changes in Stockholders’ Equity and Non-controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the six months ended June 30, 2013 and 2012 is provided below (in thousands):

	Six Months Ended June 30,
	2013			2012
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$2,180,422	$2,282	$2,182,704	$2,229,234	$2,340	$2,231,574
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	7,772	—	7,772	8,697	—	8,697
Preferred stock dividends	(10,646)	—	(10,646)	(10,646)	—	(10,646)
Stock-based compensation related to grants of common stock options	8,800	—	8,800	8,242	—	8,242
Excess tax benefits on exercised stock options	(1,589)	—	(1,589)	(261)	—	(261)
Non-controlling interest from acquisition	—	1,701	1,701	—	—	—
Purchase of subsidiary shares from non-controlling interests	—	—	—	(35,079)	—	(35,079)
Net income (loss)	(48,119)	242	(47,877)	(11,701)	(85)	(11,786)
Total other comprehensive income (loss)	(109,068)	—	(109,068)	287	—	287

Equity, end of period	$2,027,572	$4,225	$2,031,797	$2,188,773	$2,255	$2,191,028

(7) Business Combinations

Acquisitions are accounted for using the acquisition method and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. During the three and six months ended June 30, 2013, we expensed acquisition-related costs of $0.4 million and $1.3 million, respectively, in general and administrative expense. During the three and six months ended June 30, 2012, we expensed acquisition-related costs of $3.8 million and $5.3 million, respectively, in general and administrative expense.

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

(ii) Other acquisitions in 2013

During the six months ended June 30, 2013, we acquired the following businesses for a preliminary aggregate purchase price of $46.5 million, which included cash payments totaling $35.4 million, contingent consideration obligations with an aggregate acquisition date fair value of $0.8 million, deferred purchase price consideration with an acquisition date fair value of $0.6 million and an $8.1 million bargain purchase gain.

•

certain assets of PT Mega Medika Mandiri, or Mega Medika, located in South Jakarta, Indonesia, a distributor of infectious disease products to the Indonesian marketplace as well as materials for vaccines to a pharmaceutical customer (Acquired January 2013)

•

Discount Diabetic, LLC, or Discount Diabetic, located in Phoenix, Arizona, a provider of blood glucose monitoring products, including diabetes testing systems and test strips and other products (Acquired April 2013)

•

the Medicare fee for service assets of Liberty Medical, or the Liberty business, located in Port St. Lucie, Florida, a leading mail order provider of diabetes testing supplies serving the needs of both Type 1 and Type 2 diabetic patients (Acquired April 2013)

•

51% share in Cardio Selfcare B.V., or Cardio Selfcare, located in Ede, the Netherlands, a developer of innovative software for the healthcare industry that develops and licenses software and sells medical devices to enable patients to perform medical self-care, including thrombosis self-care (Acquired May 2013)

The operating results of Mega Medika, Discount Diabetic, the Liberty business and Cardio Selfcare are included in our professional diagnostics reporting unit and business segment.

Our consolidated statement of operations for the three and six months ended June 30, 2013 included revenue totaling approximately $32.5 million and $32.9 million, respectively, related to these businesses. Goodwill has been recognized in the Mega Medika and Cardio Selfcare acquisitions and amounted to approximately $0.9 million. The goodwill related to the Mega Medika acquisition is deductible for tax purposes.

With respect to our acquisition of the Liberty business, the purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a bargain purchase gain. The $8.1 million bargain purchase gain has been recorded in other income (expense), net in our consolidated statement of operations and is not recognized for tax purposes. The bargain purchase gain resulted from our operating cost structure which we believe will allow us to operate this business more cost effectively than the sellers.

A summary of the preliminary fair values of the net assets acquired for the acquisitions consummated in 2013 is as follows (in thousands):

	Epocal	Other	Total
Current assets(1)	$12,111	$10,848	$22,959
Property, plant and equipment	1,267	1,669	2,936
Goodwill	99,443	939	100,382
Intangible assets	164,400	41,468	205,868
Other non-current assets	17,610	29	17,639

Total assets acquired	294,831	54,953	349,784

Current liabilities	2,643	2,603	5,246
Non-current liabilities	43,727	5,804	49,531

Total liabilities assumed	46,370	8,407	54,777

Net assets acquired	248,461	46,546	295,007
Less:
Contingent consideration	75,000	809	75,809
Fair value of non-controlling interest	—	1,683	1,683
Bargain purchase gain	—	8,062	8,062
Deferred purchase price consideration	—	618	618

Cash paid	$173,461	$35,374	$208,835

(1)	Includes approximately $3.1 million of acquired cash.

The following are the intangible assets acquired and their respective fair values and weighted-average useful lives (dollars in thousands):

	Epocal	Other	Total	Weighted- average Useful Life
Core technology and patents	$119,700	$—	$119,700	20.0 years
Software	—	515	515	10.0 years
Trademarks and trade names	20,500	10	20,510	19.2 years
Customer relationships	—	35,127	35,127	11.4 years
Other	—	5,816	5,816	3.0 years
In-process research and development	24,200	—	24,200	N/A

Total intangible assets	$164,400	$41,468	$205,868

(b) Acquisitions in 2012

During 2012, we acquired the following businesses for a preliminary aggregate purchase price of $494.5 million, which included cash payments totaling $418.9 million and contingent consideration obligations with aggregate acquisition date fair values of $75.6 million.

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

Our consolidated statement of operations for the three and six months ended June 30, 2012 included revenue totaling approximately $10.6 million and $11.9 million, respectively, related to the businesses that were acquired during that period. Goodwill has been recognized in all of these acquisitions and amounted to approximately $249.3 million. Goodwill related to the acquisitions of AmMed, Diagnostik and the U.S.-based assets of NationsHealth, which totaled $8.8 million, is deductible for tax purposes. The goodwill related to the remaining 2012 acquisitions is not deductible for tax purposes.

A summary of the preliminary fair values of the net assets acquired for the acquisitions consummated in 2012 is as follows (in thousands):

Current assets(1)	$47,201
Property, plant and equipment	9,029
Goodwill	249,294
Intangible assets	325,223
Other non-current assets	8,662

Total assets acquired	639,409

Current liabilities	28,307
Non-current liabilities	116,580

Total liabilities assumed	144,887

Net assets acquired	494,522
Less:
Contingent consideration	75,620

Cash paid	$418,902

(1)	Includes approximately $3.8 million of acquired cash.

The following are the intangible assets acquired and their respective fair values and weighted-average useful lives (dollars in thousands):

	Amount	Weighted- average Useful Life
Core technology and patents	$148,103	18.7 years
Trademarks and trade names	19,390	18.3 years
Customer relationships	136,485	18.1 years
Non-competition agreements	1,118	5.1 years
Other	15,227	9.2 years
In-process research and development	4,900	N/A

Total intangible assets	$325,223

(8) Restructuring Plans

The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Caption	2013	2012	2013	2012
Cost of net revenue	$729	$25	$1,352	$989
Research and development	645	14	645	638
Sales and marketing	159	200	1,258	1,027
General and administrative	6,511	1,126	8,681	4,239

Total operating expenses	8,044	1,365	11,936	6,893

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Caption	2013	2012	2013	2012
Interest expense, including amortization of original issue discounts and deferred financing costs	62	50	117	110

Total charges	$8,106	$1,415	$12,053	$7,003

(a) 2013 Restructuring Plans

In 2013, management developed cost reduction efforts within our professional diagnostics business segment, including businesses in our Europe and Asia Pacific regions. Additionally, management is continuing to improve efficiencies within our health information solutions business segment, including winding down a small portion of this business, which resulted in charges associated with the impairment of related fixed and intangible assets. The following table summarizes the restructuring activities related to our 2013 restructuring plans for the three and six months ended June 30, 2013 (in thousands):

	Three Months Ended June 30, 2013
	Professional Diagnostics	Health Information Solutions	Total
Severance-related costs	$1,251	$(11)	$1,240
Facility and transition costs	337	241	578

Cash charges	1,588	230	1,818
Fixed asset and inventory impairments	—	170	170
Intangible asset impairments	—	2,596	2,596

Total charges	$1,588	$2,996	$4,584

	Six Months Ended June 30, 2013
	Professional Diagnostics	Health Information Solutions	Total
Severance-related costs	$2,084	$58	$2,142
Facility and transition costs	350	241	591

Cash charges	2,434	299	2,733
Fixed asset and inventory impairments	—	170	170
Intangible asset impairments	—	2,596	2,596

Total charges	$2,434	$3,065	$5,499

We anticipate incurring approximately $1.0 million in additional costs under our 2013 restructuring plans related primarily to our professional diagnostics business segment in Europe and may develop additional plans over the remainder of 2013. As of June 30, 2013, $0.4 million in severance and contract cancellation costs arising under our 2013 restructuring plans remain unpaid.

(b) 2012 Restructuring Plans

In 2012, management developed cost reduction plans within our professional diagnostics business segment, including the integration of our businesses in Brazil, Europe and the United States. Additionally, management developed new plans to continue our efforts to reduce costs within our health information solutions business segment, including the termination of certain projects, which resulted in charges for the impairment of related fixed and intangible assets. The following table summarizes the restructuring activities related to our 2012 restructuring plans for the three and six months ended June 30, 2013 and 2012 and since inception (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
Professional Diagnostics	2013	2012	2013	2012
Severance-related costs	$26	$345	$88	$2,318	$4,820
Facility and transition costs	19	—	82	—	201

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
Professional Diagnostics	2013	2012	2013	2012
Cash charges	45	345	170	2,318	5,021
Fixed asset impairments	—	—	—	—	304

Total charges	$45	$345	$170	$2,318	$5,325

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
Health Information Solutions	2013	2012	2013	2012
Severance-related costs	$529	$422	$2,348	$1,219	$5,393
Facility and transition costs	3,612	125	4,271	125	5,505
Other exit costs	32	—	52	—	67

Cash charges	4,173	547	6,671	1,344	10,965
Fixed asset and inventory impairments	75	—	75	—	2,764
Intangible asset impairments	—	—	—	—	2,988
Other non-cash charges	(908)	(5)	(953)	—	(984)

Total charges	$3,340	$542	$5,793	$1,344	$15,733

We anticipate incurring approximately $0.6 million in additional transition and other facility costs under these plans related primarily to our health information solutions business segment through 2014. As of June 30, 2013, $5.7 million in severance and exit costs under these plans remain unpaid.

(c) 2011, 2010 and 2008 Restructuring Plans

In 2011, management executed a company-wide cost reduction plan which impacted our corporate and other business segment, as well as the health information solutions and professional diagnostics business segments. Management also developed plans within our professional diagnostics business segment to consolidate operating activities among certain of our U.S., European and Asia Pacific subsidiaries, including transferring the manufacturing of our Panbio products from Australia to our Standard Diagnostics facility in South Korea and eliminating redundant costs among our newly-acquired Axis-Shield subsidiaries. Additionally, within our health information solutions business segment, management executed plans to further reduce costs and improve efficiencies, as well as cease operations at our GeneCare Medical Genetics Center, Inc., or GeneCare, facility in Chapel Hill, North Carolina and transfer the majority of our Quality Assured Services, Inc. operation in Orlando, Florida to our facility in Livermore, California.

In 2010, management developed several plans to reduce costs and improve efficiencies within our health information solutions and professional diagnostics business segments. Additionally in 2008, management developed and initiated plans to transition the business of Cholestech to our San Diego, California facility.

The following table summarizes the restructuring activities related to our 2011, 2010 and 2008 restructuring plans for the three and six months ended June 30, 2013 and 2012 and since inception (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
Professional Diagnostics	2013	2012	2013	2012
Severance-related costs	$(54)	$310	$196	$2,275	$19,909
Facility and transition costs	161	161	330	884	7,557
Other exit costs	15	17	31	36	729

Cash charges	122	488	557	3,195	28,195
Fixed asset and inventory impairments	—	—	—	134	6,374

Total charges	$122	$488	$557	$3,329	$34,569

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
Health Information Solutions	2013	2012	2013	2012
Severance-related costs	$—	$—	$—	$—	$6,901
Facility and transition costs	—	(87)	—	(173)	8,010
Other exit costs	15	33	34	74	546

Cash charges	15	(54)	34	(99)	15,457
Fixed asset and inventory impairments	—	85	—	85	1,114
Intangible asset impairments	—	—	—	—	2,935
Other non-cash charges	—	—	—	—	761

Total charges	$15	$31	$34	$(14)	$20,267

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
Corporate and Other	2013	2012	2013	2012
Severance-related costs	$—	$9	$—	$26	$1,219

Cash charges	—	9	—	26	1,219
Fixed asset and inventory impairments	—	—	—	—	3

Total charges	$—	$9	$—	$26	$1,222

We anticipate incurring approximately $1.1 million in additional costs under these plans related primarily to our professional diagnostics business segment. A majority of these additional costs relate to the transfer of the Panbio product manufacturing to Korea and are for severance and facility exit costs. We may also incur impairment charges on assets as plans are finalized. We do not anticipate incurring significant additional costs under these plans related to our health information solutions business segment. As of June 30, 2013, $2.5 million in cash charges remain unpaid, primarily related to facility lease obligations.

(d) Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $6.3 million is included in accrued expenses and other current liabilities and $2.3 million is included in other long-term liabilities on our accompanying consolidated balance sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2012	$3,167	$2,429	$622	$6,218
Cash charges	4,774	5,274	117	10,165
Payments	(5,462)	(2,042)	(146)	(7,650)
Currency adjustments	(166)	(8)	—	(174)

Balance, June 30, 2013	$2,313	$5,653	$593	$8,559

(9) Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	June 30, 2013	December 31, 2012
A term loans(1)(2)	$855,313	$878,438
B term loans(1)	908,813	913,438
Incremental B-1 term loans(1)	246,250	247,500
Incremental B-2 term loans(1)	195,891	196,739
Revolving line of credit(1)	197,500	22,500
7.25% Senior notes	450,000	450,000
7.875% Senior notes	—	1,809
9% Senior subordinated notes	—	392,933
8.625% Senior subordinated notes	400,000	400,000

	June 30, 2013	December 31, 2012
6.5% Senior subordinated notes	425,000	—
3% Convertible senior subordinated notes	150,000	150,000
Other lines of credit	405	31,957
Other	29,669	3,593

	3,858,841	3,688,907
Less: Current portion	(50,539)	(60,232)

	$3,808,302	$3,628,675

(1)	Incurred under our secured credit facility.
(2)	Includes “A” term loans and “Delayed Draw” term loans under our secured credit facility.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our accompanying consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Secured credit facility (1)	$25,657	$27,097	$52,932	$49,948
7.25% Senior notes	8,480	—	16,836	—
7.875% Senior notes (2)	1	5,755	137	11,513
9% Senior subordinated notes (3)	43,649	10,363	54,043	20,717
8.625% Senior subordinated notes	9,274	9,275	18,547	18,549
6.5% Senior subordinated notes	3,013	—	3,013	—
3% Senior subordinated convertible notes	1,246	1,246	2,492	2,492

	$91,320	$53,736	$148,000	$103,219

(1)

Includes “A” term loans, including the “Delayed-Draw” term loans; “B” term loans; “Incremental B-1” term loans; “Incremental B-2” term loans; and revolving line of credit loans. For the three and six months ended June 30, 2013, the amounts include $0.8 million and $1.8 million, respectively, related to the amortization of fees paid for certain debt modifications. For the three and six months ended June 30, 2012, the amount includes $1.3 million and $2.6 million, respectively, related to the amortization of fees paid for certain debt modifications.

(2)	For the six months ended June 30, 2013, this amount includes an approximate $0.2 million loss recorded in connection with the repurchase of our 7.875% senior notes.
(3)

An approximate $35.6 million loss in connection with the repurchase of our 9% senior subordinated notes has been included in each of the three and six-month periods for 2013. Included in the $35.6 million is $19.0 million related to tender offer consideration and call premium which has been classified within cash flow from financing activities in our consolidated statement of cash flows.

(a) Secured Credit Facility

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

(b) 6.5% Senior Subordinated Notes

On May 24, 2013, we sold a total of $425.0 million aggregate principal amount of 6.5% senior subordinated notes due 2020, or the 6.5% senior subordinated notes, in a private placement to initial purchasers, who agreed to resell the notes only to qualified institutional buyers and to persons outside the United States; we sold the 6.5% senior subordinated notes at an initial offering price of 100%. Net proceeds from this offering amounted to $417.7 million, which were net of the underwriters’ commissions and offering expenses totaling approximately $7.3 million.

The 6.5% senior subordinated notes were issued under a supplemental indenture dated May 24, 2013, or the 6.5% Indenture. The 6.5% senior subordinated notes accrue interest at the rate of 6.5% per annum. Interest on the 6.5% senior subordinated notes is payable semi-annually on June 15 and December 15, beginning on December 15, 2013. The 6.5% senior subordinated notes mature on June 15, 2020, unless earlier redeemed.

We may, at our option, redeem the 6.5% senior subordinated notes, in whole or part, at any time (which may be more than once) on or after June 15, 2016, by paying the principal amount of the notes being redeemed plus a declining premium, plus accrued and unpaid interest to (but excluding) the redemption date. The premium declines from 3.250% during the twelve months on and after June 15, 2016 to 1.625% during the twelve months on and after June 15, 2017 to zero on and after June 15, 2018. In addition, we may, at our option, at any time (which may be more than once) before May 24, 2015, redeem up to 10% of the aggregate principal amount of the 6.5% senior subordinated notes in each of the two twelve-month periods preceding May 24, 2015 at a redemption price of 103% of the principal amount thereof plus accrued and unpaid interest to (but excluding) the redemption date. In addition, at any time (which may be more than once) prior to June 15, 2016, we may, at our option, redeem up to 35% of the aggregate principal amount of the 6.5% senior subordinated notes with money that we raise in certain equity offerings, so long as (i) we pay 106.5% of the principal amount of the notes being redeemed, plus accrued and unpaid interest to (but excluding) the redemption date; (ii) we redeem the 6.5% senior subordinated notes within 90 days of completing such equity offering; and (iii) at least 65% of the aggregate principal amount of the 6.5% senior subordinated notes remains outstanding afterwards. In addition, at any time (which may be more than once) prior to June 15, 2016, we may, at our option, redeem some or all of the 6.5% senior subordinated notes by paying the principal amount of the 6.5% senior subordinated notes being redeemed plus a make-whole premium, plus accrued and unpaid interest to (but excluding) the redemption date.

If a change of control occurs, subject to specified conditions, we must give holders of the 6.5% senior subordinated notes an opportunity to sell their notes to us at a purchase price of 101% of the principal amount of the notes, plus accrued and unpaid interest to (but excluding) the date of the purchase.

If we or our subsidiaries engage in asset sales, we or they generally must either invest the net cash proceeds from such sales in our or their businesses within a specified period of time, repay senior indebtedness or make an offer to purchase a principal amount of the 6.5% senior subordinated notes equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the 6.5% senior subordinated notes would be 100% of their principal amount, plus accrued and unpaid interest.

The 6.5% Indenture provides that we and our subsidiaries must comply with various customary covenants. These covenants limit our ability, and the ability of our subsidiaries, to, among other things, incur additional debt; pay dividends on our or their capital stock or redeem, repurchase or retire our or their capital stock or subordinated debt; make certain investments; create liens on assets; transfer or sell assets; engage in transactions with our or their affiliates; create restrictions on the ability of our or their subsidiaries to pay dividends or make loans, asset transfers or other payments to us and our subsidiaries; issue capital stock of subsidiaries; engage in any business, other than our or their existing businesses and related businesses; enter into sale and leaseback transactions; incur layered indebtedness; and consolidate or merge with any person (other than certain affiliates) or transfer all or substantially all of our assets or the aggregate assets of us and our subsidiaries. These covenants are subject to certain important exceptions and qualifications, which are set forth in the 6.5% Indenture. At any time the 6.5% senior subordinated notes are rated investment grade, certain covenants will be suspended with respect to them.

The 6.5% Indenture contains customary events of default entitling the trustee or the holders of the 6.5% senior subordinated notes to declare all amounts owed pursuant to the 6.5% senior subordinated notes immediately payable if any such event of default occurs.

The 6.5% senior subordinated notes are our senior subordinated unsecured obligations, are subordinated in right of payment to all of our existing and future senior debt, including our borrowings under our secured credit facility and our 7.25% senior notes, and are equal in right of payment with our 8.625% senior subordinated notes and our 3% convertible senior subordinated notes. Our obligations under the 6.5% senior subordinated notes and the 6.5% Indenture are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt. See Note 19 for guarantor financial information.

(c) 9% Senior Subordinated Notes

On May 24, 2013, we used $200.6 million of the net proceeds of our sale of the 6.5% senior subordinated notes to purchase $190.6 million outstanding principal amount of our 9% senior subordinated notes due 2016, or the 9% senior subordinated notes, pursuant to our tender offer for these notes. The purchased 9% senior subordinated notes represented approximately 47.7% of the total then-outstanding principal amount of the 9% senior subordinated notes.

On June 24, 2013, we redeemed the remaining $209.4 million outstanding principal amount of the 9% senior subordinated notes pursuant to our optional redemption right under the indenture under which the 9% senior subordinated notes were issued, and we subsequently terminated this indenture.

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

The following table summarizes the effect of derivative instruments in our accompanying consolidated statement of operations (in thousands):

Derivative Instruments	Location of Gain (Loss) Recognized in Income	Amount of Loss Recognized During the Three Months Ended June 30, 2012	Amount of Gain Recognized During the Six Months Ended June 30, 2012
Foreign currency forward contracts	Other comprehensive income (loss)	$(652)	$455

Total gain (loss)	Other comprehensive income (loss)	$(652)	$455

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	June 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$889	$889	$—	$—

Total assets	$889	$889	$—	$—

Liabilities:
Contingent consideration obligations (1)	$233,051	$—	$—	$233,051

Total liabilities	$233,051	$—	$—	$233,051

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$904	$904	$—	$—

Total assets	$904	$904	$—	$—

Liabilities:
Contingent consideration obligations (1)	$176,172	$—	$—	$176,172

Total liabilities	$176,172	$—	$—	$176,172

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

Changes in the fair value of our Level 3 contingent consideration obligations during the six months ended June 30, 2013 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2013	$176,172
Acquisition date fair value of contingent consideration obligations recorded	75,815
Net reclassifications	(12)
Foreign currency	(460)
Payments	(34,739)
Present value accretion	3,402
Adjustments, net (income) expense	12,873

Fair value of contingent consideration obligations, June 30, 2013	$233,051

At June 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt were $3.9 billion and $3.9 billion, respectively, at June 30, 2013. The carrying amount and estimated fair value of our long-term debt were $3.7 billion at December 31, 2012. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future.

(12) Defined Benefit Pension Plan

Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	180	199	361	397
Expected return on plan assets	(154)	(153)	(309)	(305)
Amortization of prior service costs	102	104	205	208
Realized losses	—	—	—	—

Net periodic benefit cost	$128	$150	$257	$300

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

We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Professional Diagnostics	Health Information Solutions	Consumer Diagnostics	Corporate and Other	Total
Three Months Ended June 30, 2013:
Net revenue	$603,762	$134,775	$25,448	$—	$763,985
Operating income (loss)	$72,896	$(11,759)	$3,404	$(20,137)	$44,404
Depreciation and amortization	$86,856	$20,725	$1,080	$273	$108,934
Non-cash charge associated with acquired inventory	$711	$—	$—	$—	$711
Restructuring charge	$1,740	$6,304	$—	$—	$8,044
Stock-based compensation	$—	$—	$—	$4,677	$4,677
Three Months Ended June 30, 2012:
Net revenue	$540,110	$138,590	$21,817	$—	$700,517
Operating income (loss)	$63,251	$(12,666)	$2,699	$(18,930)	$34,354
Depreciation and amortization	$83,413	$24,065	$1,178	$244	$108,900
Restructuring charge	$817	$539	$—	$9	$1,365
Stock-based compensation	$—	$—	$—	$4,368	$4,368
Six Months Ended June 30, 2013:
Net revenue	$1,186,254	$268,982	$47,998	$—	$1,503,234
Operating income (loss)	$132,736	$(25,652)	$5,684	$(37,875)	$74,893
Depreciation and amortization	$169,650	$41,462	$2,233	$559	$213,904
Non-cash charge associated with acquired inventory	$1,172	$—	$—	$—	$1,172
Restructuring charge	$3,129	$8,807	$—	$—	$11,936
Stock-based compensation	$—	$—	$—	$8,800	$8,800
Six Months Ended June 30, 2012:
Net revenue	$1,058,467	$269,374	$43,805	$—	$1,371,646
Operating income (loss)	$133,430	$(32,022)	$3,064	$(35,060)	$69,412
Depreciation and amortization	$160,881	$47,839	$2,437	$465	$211,622
Non-cash charge associated with acquired inventory	$4,681	$—	$—	$—	$4,681
Restructuring charge	$5,611	$1,256	$—	$26	$6,893

	Professional Diagnostics	Health Information Solutions	Consumer Diagnostics	Corporate and Other	Total
Stock-based compensation	$—	$—	$—	$8,242	$8,242
Assets:
As of June 30, 2013	$6,254,068	$561,786	$199,423	$84,728	$7,100,005
As of December 31, 2012	$6,214,847	$593,172	$192,748	$67,161	$7,067,928

The following tables summarize our net revenue from the professional diagnostics and health information solutions reporting segments by groups of similar products and services for the three and six months ended June 30, 2013 and 2012 (in thousands):

Professional Diagnostics Segment:	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cardiology	$118,436	$125,597	$233,369	$264,423
Infectious disease	157,706	137,821	347,550	288,837
Toxicology	165,884	159,922	314,933	281,662
Diabetes	74,905	36,797	124,988	64,958
Other	82,666	76,736	157,385	152,442

Net product sales and services revenue	599,597	536,873	1,178,225	1,052,322
License and royalty revenue	4,165	3,237	8,029	6,145

Professional diagnostics net revenue	$603,762	$540,110	$1,186,254	$1,058,467

Health Information Solutions Segment:	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Disease and case management	$52,578	$54,512	$106,704	$107,894
Wellness	27,230	29,567	53,530	56,591
Women’s & children’s health	29,256	31,313	58,336	61,084
Patient self-testing services	25,711	23,198	50,412	43,805

Health management net revenue	$134,775	$138,590	$268,982	$269,374

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

We had a net payable to the joint venture of $1.1 million as of June 30, 2013 and a net receivable from the joint venture of $2.3 million as of December 31, 2012. Included in the $1.1 million payable balance as of June 30, 2013 is approximately $1.5 million of costs incurred in connection with our 2008 SPD-related restructuring plans. Included in the $2.3 million receivable balance as of December 31, 2012 is approximately $1.6 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $12.1 million and $14.6 million as of June 30, 2013 and December 31, 2012, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $9.2 million and $6.9 million as of June 30, 2013 and December 31, 2012, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $18.2 million and $35.3 million during the three and six months ended June 30, 2013, respectively, and $14.5 million and $31.6 million during the three and six months ended June 30, 2012, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.3 million and $0.6 million during the three and six months ended June 30, 2013, respectively, and $0.3 million and $0.6 million during the three and six months ended June 30, 2012, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.

Under the terms of our product supply agreement, the joint venture purchases products from our manufacturing facilities in the U.K. and China. The joint venture in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $9.6 million and $7.3 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively, and $23.1 million and $21.3 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively. During the six months ended June 30, 2013 and 2012, we received $10.8 million and $6.1 million, respectively, in cash from SPD as a return of capital.

The following table summarizes our related party balances with SPD within our consolidated balance sheets (in thousands):

Balance Sheet Caption:	June 30, 2013	December 31, 2012
Accounts receivable, net of allowances	$9,591	$7,317
Prepaid expenses and other current assets	$9,209	$9,161
Deferred financing costs, net, and other non-current assets	$12,134	$14,629
Accounts payable	$23,131	$21,258
Accrued expenses and other current liabilities	$1,119	$—

(15) Other Arrangements

On February 19, 2013, we entered into an agreement with the Bill and Melinda Gates Foundation, or the Gates Foundation, whereby we were awarded a grant by the Gates Foundation in the amount of $21.6 million to support the development and commercialization of a validated, low-cost, nucleic-acid assay for clinical Tuberculosis, or TB, detection and drug-resistance test cartridges and adaptation of an analyzer platform capable of operation in rudimentary laboratories in low-resource settings. In connection with this agreement, we also entered into a loan agreement with the Gates Foundation, or the Gates Loan Agreement, which provides for the making of subordinated term loans by the Gates Foundation to us from time to time, subject to the achievement of certain milestones, in an aggregate principal amount of up to $20.6 million. Funding under the Gates Loan Agreement will be used in connection with the purchase of equipment for an automated high-throughput manufacturing line and other uses as necessary for the manufacture of the TB and HIV-related products. All loans under the Gates Loan Agreement are evidenced by promissory notes that we have executed and delivered to the Gates Foundation, bear interest at the rate of 3% per annum and, except to the extent earlier repaid by us, mature and are required to be repaid in full on December 31, 2019. As of June 30, 2013, we had borrowed no amounts under the Gates Loan Agreement. As of June 30, 2013, we had received approximately $7.9 million in grant-related funding from the Gates Foundation, which was recorded as restricted cash and deferred grant funding. The deferred grant funding is classified within accrued expenses and other current liabilities on our accompanying consolidated balance sheet. As qualified expenditures are incurred under the terms of the grant, we use the deferred funding to recognize a reduction of our related qualified research and development expenditures. For the three and six months ended June 30, 2013, we recognized approximately $1.8 million and $2.4 million, respectively, of qualified expenditures, which were recorded as an offset to our research and development expenses.

(16) Material Contingencies

Acquisition-related Contingent Consideration Obligations

The following summarizes our principal contractual acquisition-related contingent consideration obligations as of June 30, 2013 that have changed significantly since December 31, 2012. Other acquisition-related contingent consideration obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012, but which are omitted below, represent those that have not changed significantly since that date.

•	Accordant

With respect to Accordant, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and cash collection targets starting after the second anniversary of the acquisition date and completed prior to the third anniversary of the acquisition date. An earn-out totaling $4.5 million was earned and accrued as of December 31, 2012. A payment of $1.5 million was made during each of the first and second quarters of 2013 and the remaining payment will be made in a final installment of $1.5 million during the third quarter of 2013.

•	Alere Healthcare

With respect to Alere Healthcare, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the calendar years 2010 through 2012. The 2012 portion of the earn-out totaling $0.3 million, which was previously accrued at December 31, 2012, was paid during the second quarter of 2013. No further contingent consideration obligations related to this acquisition exist as of June 30, 2013.

•	Alere S.A.

With respect to Alere S.A., the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2011 through 2016. The remaining earn-out was settled for BRL 6.9 million (approximately $3.1 million at June 30, 2013). A payment of BRL 2.9 million will be paid during the third quarter of 2013 and the remaining BRL 4.0 million will be paid in 48 equal monthly installments beginning in August 2013. The present value of the settlement totaling BRL 6.1 million (approximately $2.8 million at June 30, 2013) was accrued at June 30, 2013. No further contingent consideration obligations related to this acquisition exist as of June 30, 2013.

•	Amedica

With respect to Amedica, the terms of the acquisition agreement require us to make earn-out payments upon successfully meeting certain financial targets during each of the calendar years 2012 and 2013. The 2012 portion of the earn-out totaling $6.9 million, which was previously accrued at December 31, 2012, was paid during the second quarter of 2013. The maximum remaining amount of the earn-out payments is $8.1 million.

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

With respect to Immunalysis, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain gross profit targets during each of the calendar years 2010 through 2012. During the second quarter of 2013, it was determined that the 2012 earn-out totaling $1.7 million had been achieved and payment was made during the same quarter. No further contingent consideration obligations related to this acquisition exist as of June 30, 2013.

Additionally, we had a contractual contingent obligation to pay up to $3.0 million in compensation to certain executives of Immunalysis in accordance with the acquisition agreement that, to the extent earned, was paid out in connection with the contingent consideration payable to the former shareholders of Immunalysis, for each of the calendar years 2010, 2011 and 2012. Payment of the 2012 compensation totaling $1.0 million, which was previously accrued at December 31, 2012, was made during the second quarter of 2013. No further such compensation obligations related to this acquisition exist as of June 30, 2013.

•	MedApps

With respect to MedApps, the terms of the acquisition agreement require us to make earn-out payments upon achievement of certain technological and product development milestones through January 15, 2015. A portion of the earn-out, totaling $3.0 million, was earned and paid during the second quarter of 2013. The maximum remaining amount of the earn-out payments is $18.2 million.

•	NationsHealth

With respect to NationsHealth, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain operational targets within one year of the acquisition date. During the second quarter of 2013, the earn-out was accrued for a settlement amount of $2.0 million, which will be paid during the third quarter of 2013. No further contingent consideration obligations related to this acquisition exist as of June 30, 2013.

•	ROAR

With respect to Forensics Limited, or ROAR, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain EBITDA targets during 2012 through 2014. Payment of the 2012 earn-out totaling approximately £1.0 million (approximately $1.5 million), which was previously accrued at December 31, 2012, was made during the first quarter of 2013. The maximum remaining amount of the earn-out payments is £9.5 million (approximately $14.4 million at June 30, 2013).

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

(18) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

We have a 50/50 joint venture, called SPD, with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. We recorded earnings of $4.2 million and $6.7 million during the three and six months ended June 30, 2013, respectively, and losses of $3.3 million and $6.1 million during the three and six months ended June 30, 2012, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net income or losses, as applicable, for the respective periods.

(b) TechLab

We own 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic-associated diarrhea and parasitology. We recorded earnings of $0.5 million and $0.8 million during the three and six months ended June 30, 2013, respectively, and earnings of $0.5 million and $1.2 million during the three and six months ended June 30, 2012, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Combined Condensed Results of Operations:	2013	2012	2013	2012
Net revenue	$54,669	$58,308	$103,824	$110,833

Gross profit	$35,591	$35,585	$72,704	$70,764

Net income after taxes	$9,429	$7,691	$15,006	$14,684

Combined Condensed Balance Sheet:	June 30, 2013	December 31, 2012
Current assets	$80,378	$79,842
Non-current assets	37,211	38,991

Total assets	$117,589	$118,833

Current liabilities	$36,842	$45,084
Non-current liabilities	6,261	6,791

Total liabilities	$43,103	$51,875

(19) Guarantor Financial Information

Our 7.25% senior notes due 2018, our 8.625% senior subordinated notes due 2018, and our 6.5% senior subordinated notes due 2020 are guaranteed by certain of our consolidated wholly owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of June 30, 2013 and December 31, 2012, the related statements of operations and statements of comprehensive income (loss) for each of the three and six months ended June 30, 2013 and 2012, respectively, and the statements of cash flows for the six months ended June 30, 2013 and 2012, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$208,925	$365,328	$(52,691)	$521,562
Services revenue	—	218,150	19,408	—	237,558

Net product sales and services revenue	—	427,075	384,736	(52,691)	759,120
License and royalty revenue	—	2,770	5,072	(2,977)	4,865

Net revenue	—	429,845	389,808	(55,668)	763,985

Cost of net product sales	887	117,550	180,947	(46,195)	253,189
Cost of services revenue	—	120,287	9,717	(5,194)	124,810

Cost of net product sales and services revenue	887	237,837	190,664	(51,389)	377,999
Cost of license and royalty revenue	—	18	4,458	(2,977)	1,499

Cost of net revenue	887	237,855	195,122	(54,366)	379,498

Gross profit (loss)	(887)	191,990	194,686	(1,302)	384,487

Operating expenses:
Research and development	6,229	16,157	18,114	—	40,500
Sales and marketing	1,413	81,203	76,806	—	159,422
General and administrative	14,477	74,174	51,510	—	140,161

Total operating expenses	22,119	171,534	146,430	—	340,083

Operating income (loss)	(23,006)	20,456	48,256	(1,302)	44,404
Interest expense, including amortization of original issue discounts and deferred financing costs	(91,660)	(6,382)	(3,071)	8,660	(92,453)
Other income (expense), net	(5,607)	5,636	9,695	(8,661)	1,063

Income (loss) before provision (benefit) for income taxes	(120,273)	19,710	54,880	(1,303)	(46,986)
Provision (benefit) for income taxes	(10,360)	12,042	16,750	(565)	17,867

Income (loss) before equity earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(109,913)	7,668	38,130	(738)	(64,853)
Equity earnings (losses) of subsidiaries, net of tax	49,045	(559)	—	(48,486)	—
Equity earnings of unconsolidated entities, net of tax	566	—	4,027	(42)	4,551

Net income (loss)	(60,302)	7,109	42,157	(49,266)	(60,302)
Less: Net income attributable to non-controlling interests	—	—	267	—	267

Net income (loss) attributable to Alere Inc. and Subsidiaries	(60,302)	7,109	41,890	(49,266)	(60,569)
Preferred stock dividends	(5,309)	—	—	—	(5,309)

Net income (loss) available to common stockholders	$(65,611)	$7,109	$41,890	$(49,266)	$(65,878)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$206,818	$286,145	$(29,538)	$463,425
Services revenue	—	217,717	16,138	—	233,855

Net product sales and services revenue	—	424,535	302,283	(29,538)	697,280
License and royalty revenue	—	9,590	2,602	(8,955)	3,237

Net revenue	—	434,125	304,885	(38,493)	700,517

Cost of net product sales	857	98,110	152,555	(29,024)	222,498
Cost of services revenue	—	112,863	7,696	—	120,559

Cost of net product sales and services revenue	857	210,973	160,251	(29,024)	343,057
Cost of license and royalty revenue	—	5	10,802	(8,955)	1,852

Cost of net revenue	857	210,978	171,053	(37,979)	344,909

Gross profit (loss)	(857)	223,147	133,832	(514)	355,608

Operating expenses:
Research and development	5,873	18,039	16,535	—	40,447
Sales and marketing	819	88,080	70,423	—	159,322
General and administrative	14,567	61,291	45,627	—	121,485

Total operating expenses	21,259	167,410	132,585	—	321,254

Operating income (loss)	(22,116)	55,737	1,247	(514)	34,354
Interest expense, including amortization of original issue discounts and deferred financing costs	(53,969)	(10,946)	(3,816)	13,200	(55,531)
Other income (expense), net	3,988	15,803	(2,780)	(13,200)	3,811

Income (loss) before provision (benefit) for income taxes	(72,097)	60,594	(5,349)	(514)	(17,366)
Provision (benefit) for income taxes	(19,750)	25,217	(5,839)	(117)	(489)

Income (loss) before equity earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(52,347)	35,377	490	(397)	(16,877)
Equity earnings (losses) of subsidiaries, net of tax	38,982	(185)	—	(38,797)	—
Equity earnings of unconsolidated entities, net of tax	486	—	3,502	10	3,998

Net income (loss)	(12,879)	35,192	3,992	(39,184)	(12,879)
Less: Net income attributable to non-controlling interests	—	—	36	—	36

Net income (loss) attributable to Alere Inc. and Subsidiaries	(12,879)	35,192	3,956	(39,184)	(12,915)
Preferred stock dividends	(5,279)	—	—	—	(5,279)

Net income (loss) available to common stockholders	$(18,158)	$35,192	$3,956	$(39,184)	$(18,194)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$442,418	$686,225	$(98,805)	$1,029,838
Services revenue	—	424,321	40,146	—	464,467

Net product sales and services revenue	—	866,739	726,371	(98,805)	1,494,305
License and royalty revenue	—	5,805	8,605	(5,481)	8,929

Net revenue	—	872,544	734,976	(104,286)	1,503,234

Cost of net product sales	1,835	238,144	354,163	(87,875)	506,267
Cost of services revenue	—	235,898	18,219	(9,149)	244,968

Cost of net product sales and services revenue	1,835	474,042	372,382	(97,024)	751,235
Cost of license and royalty revenue	—	35	8,701	(5,481)	3,255

Cost of net revenue	1,835	474,077	381,083	(102,505)	754,490

Gross profit (loss)	(1,835)	398,467	353,893	(1,781)	748,744

Operating expenses:
Research and development	10,652	33,537	37,765	—	81,954
Sales and marketing	2,805	164,041	149,032	—	315,878
General and administrative	28,504	139,157	108,358	—	276,019

Total operating expenses	41,961	336,735	295,155	—	673,851

Operating income (loss)	(43,796)	61,732	58,738	(1,781)	74,893
Interest expense, including amortization of original issue discounts and deferred financing costs	(148,518)	(13,403)	(6,488)	18,557	(149,852)
Other income (expense), net	(837)	11,895	8,092	(18,557)	593

Income (loss) before provision (benefit) for income taxes	(193,151)	60,224	60,342	(1,781)	(74,366)
Provision (benefit) for income taxes	(73,171)	29,968	24,877	(678)	(19,004)

Income (loss) before equity earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(119,980)	30,256	35,465	(1,103)	(55,362)
Equity earnings (losses) of subsidiaries, net of tax	71,289	(1,173)	—	(70,116)	—
Equity earnings of unconsolidated entities, net of tax	814	—	6,715	(44)	7,485

Net income (loss)	(47,877)	29,083	42,180	(71,263)	(47,877)
Less: Net income attributable to non-controlling interests	—	—	242	—	242

Net income (loss) attributable to Alere Inc. and Subsidiaries	(47,877)	29,083	41,938	(71,263)	(48,119)
Preferred stock dividends	(10,559)	—	—	—	(10,559)

Net income (loss) available to common stockholders	$(58,436)	$29,083	$41,938	$(71,263)	$(58,678)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$430,235	$571,744	$(62,767)	$939,212
Services revenue	—	394,432	31,857	—	426,289

Net product sales and services revenue	—	824,667	603,601	(62,767)	1,365,501
License and royalty revenue	—	13,894	5,148	(12,897)	6,145

Net revenue	—	838,561	608,749	(75,664)	1,371,646

Cost of net product sales	1,707	204,312	304,153	(62,120)	448,052
Cost of services revenue	—	196,506	14,913	—	211,419

Cost of net product sales and services revenue	1,707	400,818	319,066	(62,120)	659,471
Cost of license and royalty revenue	—	10	16,383	(12,897)	3,496

Cost of net revenue	1,707	400,828	335,449	(75,017)	662,967

Gross profit (loss)	(1,707)	437,733	273,300	(647)	708,679

Operating expenses:
Research and development	11,069	35,521	32,857	—	79,447
Sales and marketing	1,876	174,417	141,607	—	317,900
General and administrative	26,198	125,935	89,787	—	241,920

Total operating expenses	39,143	335,873	264,251	—	639,267

Operating income (loss)	(40,850)	101,860	9,049	(647)	69,412
Interest expense, including amortization of original issue discounts and deferred financing costs	(103,685)	(22,013)	(7,070)	26,510	(106,258)
Other income (expense), net	(4,086)	25,231	21,007	(26,510)	15,642

Income (loss) before provision (benefit) for income taxes	(148,621)	105,078	22,986	(647)	(21,204)
Provision (benefit) for income taxes	(46,748)	41,999	2,851	(46)	(1,944)

Income (loss) before equity earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(101,873)	63,079	20,135	(601)	(19,260)
Equity earnings (losses) of subsidiaries, net of tax	88,877	(533)	—	(88,344)	—
Equity earnings of unconsolidated entities, net of tax	1,146	—	6,238	26	7,410

Net income (loss)	(11,850)	62,546	26,373	(88,919)	(11,850)
Less: Net loss attributable to non-controlling interests	—	—	(149)	—	(149)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(11,850)	62,546	26,522	(88,919)	(11,701)
Preferred stock dividends	(10,588)	—	—	—	(10,588)

Net income (loss) available to common stockholders	$(22,438)	$62,546	$26,522	$(88,919)	$(22,289)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended June 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(60,302)	$7,109	$42,157	$(49,266)	$(60,302)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(652)	—	(33,776)	—	(34,428)
Minimum pension liability adjustment	—	—	99	—	99

Other comprehensive loss, before tax	(652)	—	(33,677)	—	(34,329)
Income tax provision (benefit) related to items of other comprehensive income	—	—	—	—	—

Other comprehensive loss, net of tax	(652)	—	(33,677)	—	(34,329)

Comprehensive income (loss)	(60,954)	7,109	8,480	(49,266)	(94,631)
Less: Comprehensive income attributable to non-controlling interests	—	—	267	—	267

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(60,954)	$7,109	$8,213	$(49,266)	$(94,898)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended June 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(12,879)	$35,192	$3,992	$(39,184)	$(12,879)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(562)	4	(34,142)	(2,077)	(36,777)
Unrealized gains on available for sale securities	356	3	—	—	359
Unrealized losses on hedging instruments	—	—	(652)	—	(652)
Minimum pension liability adjustment	—	—	4	—	4

Other comprehensive income (loss), before tax	(206)	7	(34,790)	(2,077)	(37,066)
Income tax provision (benefit) related to items of other comprehensive income	—	—	—	—	—

Other comprehensive income (loss), net of tax	(206)	7	(34,790)	(2,077)	(37,066)

Comprehensive income (loss)	(13,085)	35,199	(30,798)	(41,261)	(49,945)
Less: Comprehensive income attributable to non-controlling interests	—	—	36	—	36

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(13,085)	$35,199	$(30,834)	$(41,261)	$(49,981)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(47,877)	$29,083	$42,180	$(71,263)	$(47,877)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(853)	—	(108,930)	—	(109,783)
Unrealized gains on hedging instruments	—	—	11	—	11
Minimum pension liability adjustment	—	—	704	—	704

Other comprehensive loss, before tax	(853)	—	(108,215)	—	(109,068)
Income tax provision (benefit) related to items of other comprehensive income	—	—	—	—	—

Other comprehensive loss, net of tax	(853)	—	(108,215)	—	(109,068)

Comprehensive income (loss)	(48,730)	29,083	(66,035)	(71,263)	(156,945)
Less: Comprehensive income attributable to non-controlling interests	—	—	242	—	242

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(48,730)	$29,083	$(66,277)	$(71,263)	$(157,187)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(11,850)	$62,546	$26,373	$(88,919)	$(11,850)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(233)	(302)	1,109	(1,412)	(838)
Unrealized gains on available for sale securities	785	5	—	—	790
Unrealized gains on hedging instruments	17	—	438	—	455
Minimum pension liability adjustment	—	—	(120)	—	(120)

Other comprehensive income (loss), before tax	569	(297)	1,427	(1,412)	287
Income tax provision (benefit) related to items of other comprehensive income	—	—	—	—	—

Other comprehensive income (loss), net of tax	569	(297)	1,427	(1,412)	287

Comprehensive income (loss)	(11,281)	62,249	27,800	(90,331)	(11,563)
Less: Comprehensive loss attributable to non-controlling interests	—	—	(149)	—	(149)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(11,281)	$62,249	$27,949	$(90,331)	$(11,414)

CONSOLIDATING BALANCE SHEET

June 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,467	$64,192	$252,888	$—	$320,547
Restricted cash	6,248	2,309	1,362	—	9,919
Marketable securities	—	779	110	—	889
Accounts receivable, net of allowances	—	233,549	320,211	—	553,760
Inventories, net	—	163,592	217,256	(24,095)	356,753
Deferred tax assets	10,418	37,369	9,614	3,448	60,849
Prepaid expenses and other current assets	3,945	33,942	68,509	(36)	106,360
Intercompany receivables	322,759	650,991	58,348	(1,032,098)	—

Total current assets	346,837	1,186,723	928,298	(1,052,781)	1,409,077
Property, plant and equipment, net	2,638	290,341	237,944	(456)	530,467
Goodwill	—	1,811,304	1,284,494	—	3,095,798
Other intangible assets with indefinite lives	—	12,900	44,446	—	57,346
Finite-lived intangible assets, net	9,672	1,047,346	754,933	—	1,811,951
Deferred financing costs, net and other non-current assets	61,992	10,261	17,192	(62)	89,383
Investments in subsidiaries	4,359,116	279,981	3,562	(4,642,659)	—
Investments in unconsolidated entities	30,201	—	52,345	13,651	96,197
Deferred tax assets	—	—	9,786	—	9,786
Intercompany notes receivable	1,632,819	747,564	58,687	(2,439,070)	—

Total assets	$6,443,275	$5,386,420	$3,391,687	$(8,121,377)	$7,100,005

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,000	$626	$4,913	$—	$50,539
Current portion of capital lease obligations	—	3,187	2,771	—	5,958
Accounts payable	8,848	75,709	93,995	—	178,552
Accrued expenses and other current liabilities	(387,789)	581,594	232,155	(581)	425,379
Intercompany payables	628,617	133,465	270,014	(1,032,096)	—

Total current liabilities	294,676	794,581	603,848	(1,032,677)	660,428

Long-term liabilities:
Long-term debt, net of current portion	3,792,478	224	15,600	—	3,808,302
Capital lease obligations, net of current portion	—	4,743	6,942	—	11,685
Deferred tax liabilities	(18,036)	301,061	106,542	445	390,012
Other long-term liabilities	17,972	58,061	121,810	(62)	197,781
Intercompany notes payables	328,613	1,591,479	518,978	(2,439,070)	—

Total long-term liabilities	4,121,027	1,955,568	769,872	(2,438,687)	4,407,780

Stockholders’ equity	2,027,572	2,636,271	2,013,742	(4,650,013)	2,027,572
Non-controlling interests	—	—	4,225	—	4,225

Total equity	2,027,572	2,636,271	2,017,967	(4,650,013)	2,031,797

Total liabilities and equity	$6,443,275	$5,386,420	$3,391,687	$(8,121,377)	$7,100,005

CONSOLIDATING BALANCE SHEET

December 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,623	$67,449	$257,274	$—	$328,346
Restricted cash	—	1,680	1,396	—	3,076
Marketable securities	—	787	117	—	904
Accounts receivable, net of allowances	—	241,050	283,282	—	524,332
Inventories, net	—	142,413	203,230	(8,522)	337,121
Deferred tax assets	12,193	39,601	13,138	2,790	67,722
Prepaid expenses and other current assets	(20,636)	99,271	66,634	(33)	145,236
Intercompany receivables	298,812	1,254,727	55,847	(1,609,386)	—

Total current assets	293,992	1,846,978	880,918	(1,615,151)	1,406,737
Property, plant and equipment, net	2,679	293,260	239,082	(552)	534,469
Goodwill	—	1,820,438	1,227,967	—	3,048,405
Other intangible assets with indefinite lives	—	14,600	21,851	—	36,451
Finite-lived intangible assets, net	24,701	1,132,656	676,868	—	1,834,225
Deferred financing costs, net and other non-current assets	78,522	10,341	20,065	(71)	108,857
Investments in subsidiaries	4,114,478	222,175	73,940	(4,410,593)	—
Investments in unconsolidated entities	33,979	—	56,512	—	90,491
Deferred tax assets	—	782	7,511	—	8,293
Intercompany notes receivable	1,724,650	722,552	1,278	(2,448,480)	—

Total assets	$6,273,001	$6,063,782	$3,205,992	$(8,474,847)	$7,067,928

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,000	$349	$14,883	$—	$60,232
Current portion of capital lease obligations	—	3,209	3,475	—	6,684
Accounts payable	7,993	76,256	85,725	—	169,974
Accrued expenses and other current liabilities	(388,830)	586,116	214,659	(26)	411,919
Intercompany payables	557,578	806,507	245,300	(1,609,385)	—

Total current liabilities	221,741	1,472,437	564,042	(1,609,411)	648,809

Long-term liabilities:
Long-term debt, net of current portion	3,617,068	374	11,233	—	3,628,675
Capital lease obligations, net of current portion	—	5,412	7,505	—	12,917
Deferred tax liabilities	(5,329)	333,388	100,216	(87)	428,188
Other long-term liabilities	17,678	72,890	76,138	(71)	166,635
Intercompany notes payables	241,421	1,630,376	576,684	(2,448,481)	—

Total long-term liabilities	3,870,838	2,042,440	771,776	(2,448,639)	4,236,415

Stockholders’ equity	2,180,422	2,548,905	1,867,892	(4,416,797)	2,180,422
Non-controlling interests	—	—	2,282	—	2,282

Total equity	2,180,422	2,548,905	1,870,174	(4,416,797)	2,182,704

Total liabilities and equity	$6,273,001	$6,063,782	$3,205,992	$(8,474,847)	$7,067,928

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(47,877)	$29,083	$42,180	$(71,263)	$(47,877)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity (earnings) losses of subsidiaries, net of tax	(71,289)	1,173	—	70,116	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	10,041	117	18	—	10,176
Depreciation and amortization	2,499	124,375	87,042	(12)	213,904
Non-cash charges for sale of inventories revalued at the date of acquisition	—	—	1,172	—	1,172
Non-cash stock-based compensation expense	3,476	2,459	2,865	—	8,800
Impairment of inventory	—	26	—	—	26
Impairment of long-lived assets	—	2,815	—	—	2,815
Loss on sale of fixed assets	—	625	676	—	1,301
Equity earnings of unconsolidated entities, net of tax	(814)	—	(6,715)	44	(7,485)
Deferred income taxes	(9,994)	(24,534)	(8,902)	(622)	(44,052)
Loss on extinguishment of debt	35,603	—	—	—	35,603
Other non-cash items	5,202	(327)	(5,602)	—	(727)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	7,502	(45,828)	—	(38,326)
Inventories, net	—	(33,342)	(20,640)	1,878	(52,104)
Prepaid expenses and other current assets	(64,581)	66,399	1,008	(6,145)	(3,319)
Accounts payable	855	1,397	9,598	—	11,850
Accrued expenses and other current liabilities	12,197	(7,377)	14,434	5,592	24,846
Other non-current liabilities	(1,890)	(10,891)	(5,569)	506	(17,844)
Intercompany payable (receivable)	160,040	(135,316)	(24,724)	—	—

Net cash provided by operating activities	33,468	24,184	41,013	94	98,759

Cash Flows from Investing Activities:
Increase in restricted cash	(6,170)	(630)	(43)	—	(6,843)
Purchases of property, plant and equipment	(277)	(29,543)	(40,775)	5,978	(64,617)
Proceeds from sale of property, plant and equipment	—	5,831	4,872	(6,063)	4,640
Cash paid for acquisitions, net of cash acquired	(157,372)	—	(8,591)	—	(165,963)
Cash received from equity method investments	—	—	10,574	—	10,574
(Increase) decrease in other assets	19,321	(1,650)	(649)	(9)	17,013

Net cash used in investing activities	(144,498)	(25,992)	(34,612)	(94)	(205,196)

Cash Flows from Financing Activities:
Cash paid for financing costs	(9,018)	—	—	—	(9,018)
Cash paid for contingent purchase price consideration	(26,430)	—	(208)	—	(26,638)
Proceeds from issuance of common stock, net of issuance costs	7,772	—	—	—	7,772
Proceeds from issuance of long-term debt	425,000	1,019	9,448	—	435,467
Payments on long-term debt	(431,845)	(890)	(5,081)	—	(437,816)
Net proceeds (payments) under revolving credit facilities	175,000	—	(8,460)	—	166,540
Cash paid for dividends	(10,646)	—	—	—	(10,646)
Excess tax benefits on exercised stock options	72	39	55	—	166
Principal payments on capital lease obligations	—	(1,626)	(1,862)	—	(3,488)
Other	(18,953)	—	—	—	(18,953)

Net cash provided by (used in) financing activities	110,952	(1,458)	(6,108)	—	103,386

Foreign exchange effect on cash and cash equivalents	(78)	9	(4,679)	—	(4,748)

Net decrease in cash and cash equivalents	(156)	(3,257)	(4,386)	—	(7,799)
Cash and cash equivalents, beginning of period	3,623	67,449	257,274	—	328,346

Cash and cash equivalents, end of period	$3,467	$64,192	$252,888	$—	$320,547

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(11,850)	$62,546	$26,373	$(88,919)	$(11,850)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity (earnings) losses of subsidiaries, net of tax	(88,877)	533	—	88,344	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	10,568	110	53	—	10,731
Depreciation and amortization	3,195	130,725	77,656	46	211,622
Non-cash charges for sale of inventories revalued at the date of acquisition	—	1,400	3,281	—	4,681
Non-cash stock-based compensation expense	2,166	3,065	3,011	—	8,242
Impairment of inventory	—	5	—	—	5
Impairment of long-lived assets	—	219	—	—	219
(Gain) loss on sale of fixed assets	—	(5,900)	28	—	(5,872)
Equity earnings of unconsolidated entities, net of tax	(1,146)	—	(6,238)	(26)	(7,410)
Deferred income taxes	7,771	(25,088)	(10,037)	(46)	(27,400)
Other non-cash items	(883)	—	—	—	(883)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	6,037	(11,468)	—	(5,431)
Inventories, net	—	2,783	(7,640)	445	(4,412)
Prepaid expenses and other current assets	(372,901)	391,876	(2,126)	17	16,866
Accounts payable	(786)	3,340	(16,801)	—	(14,247)
Accrued expenses and other current liabilities	327,975	(321,909)	(5,918)	(514)	(366)
Other non-current liabilities	(6,781)	(1,778)	(177)	471	(8,265)
Intercompany payable (receivable)	231,769	(249,211)	17,442	—	—

Net cash provided by (used in) operating activities	100,220	(1,247)	67,439	(182)	166,230

Cash Flows from Investing Activities:
Decrease in restricted cash	—	12	5,876	—	5,888
Purchases of property, plant and equipment	(1,028)	(40,545)	(28,788)	900	(69,461)
Proceeds from sale of property, plant and equipment	—	21,927	495	(745)	21,677
Cash received (paid) for acquisitions, net of cash acquired	(296,189)	1,469	(15,520)	—	(310,240)
Net cash received from equity method investments	490	—	6,066	—	6,556
Proceeds from sales of marketable securities	—	223	3	—	226
(Increase) decrease in other assets	(8,973)	2,054	(822)	27	(7,714)

Net cash used in investing activities	(305,700)	(14,860)	(32,690)	182	(353,068)

Cash Flows from Financing Activities:
Cash paid for financing costs	(2,013)	—	—	—	(2,013)
Cash paid for contingent purchase price consideration	(6,500)	—	—	—	(6,500)
Proceeds from issuance of common stock, net of issuance costs	8,697	—	—	—	8,697
Proceeds from issuance of long-term debt	198,000	951	283	—	199,234
Payments on long-term debt	(22,000)	(1,090)	(6,794)	—	(29,884)
Net proceeds (payments) under revolving credit facilities	47,500	(2)	(5,011)	—	42,487
Payments on short-term debt	(6,240)	—	—	—	(6,240)
Cash paid for dividends	(10,646)	—	—	—	(10,646)
Excess tax benefits on exercised stock options	120	74	16	—	210
Principal payments on capital lease obligations	—	(881)	(2,438)	—	(3,319)
Other	—	—	(2,577)	—	(2,577)

Net cash provided by (used in) financing activities	206,918	(948)	(16,521)	—	189,449

Foreign exchange effect on cash and cash equivalents	—	(78)	2,033	—	1,955

Net increase (decrease) in cash and cash equivalents	1,438	(17,133)	20,261	—	4,566
Cash and cash equivalents, beginning of period	12,451	95,212	191,510	—	299,173

Cash and cash equivalents, end of period	$13,889	$78,079	$211,771	$—	$303,739

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding anticipated expansion and growth in certain of our product and service offerings, the impact of our research and development activities, potential new product and technology achievements, the potential for selective acquisitions, our ability to improve our working capital and operating margins, our expectations with respect to Apollo, our integrated health information solutions technology platform, our ability to improve care and lower healthcare costs for both providers and patients, the effect of the Affordable Care Act and other initiatives to reduce healthcare expenses, the potential for divestitures of non-core assets and the effects of any such divestitures, and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

Overview

We enable individuals to take greater control of their health at home, under the supervision of their healthcare providers, by combining near-patient diagnostics, health monitoring capabilities and health information solutions. A leading global provider of point-of-care diagnostics and services, we have developed a strong commercial presence in cardiology, infectious disease, toxicology, and diabetes. Our products and services help healthcare practitioners make earlier, more effective treatment decisions and improve outcomes for individuals living with chronic disease.

During 2012, we focused on completing the foundation for this business model by expanding our presence in toxicology and diabetes through acquisitions. Our toxicology group is now a full-service provider to a broad range of domestic and foreign employers in industries that require rigorous drug testing. We built a strong presence in diabetes from the ground up. Including the effect of acquisitions completed in early 2013, we now service more than 455,000 active diabetes customers. We believe that the strong foundation that we have built in diabetes, specifically in our mail-order diabetes testing supply business, provides us with a competitive advantage in dealing with the impact that Centers for Medicare and Medicaid Services’, or CMS’, competitive bidding program, which resulted in an approximately 70% reduction in reimbursement rates effective as of July 1, 2013, is projected to have on competition and pricing in the market for diabetes testing supplies.

Core to our strategy are health information solutions that enable diagnostic data to be fed directly into an information exchange that integrates the diagnostic data with other patient-related information in a single health record. In recent periods, we have focused on acquiring health information solutions that will supplement our internally developed information solutions, including Apollo, and improve our ability to execute our business strategy. We now offer a variety of connectivity tools, software-based analytics, clinical decision support tools, and health improvement programs that enable healthcare providers to initiate earlier interventions, personalize treatment plans, lower costs by reducing hospital readmissions, and measure improvements in outcomes at both a patient and population level.

We also continue to build momentum behind our next generation of novel diagnostic platforms that we expect will drive our growth in future years. With our novel molecular diagnostic platforms in the late stages of development and nearing launch, we have now begun to refocus our research and development efforts away from long-term projects towards product enhancements and menu expansion for our existing and recently launched platforms.

We are also focused on improving our operational efficiency, including reducing selling, general and administrative expense, in order to generate dependable, long-term cash flow. Additionally, with the foundation of our business essentially complete, we expect to consider divesting of non-core businesses. We expect to use our improved cash flow, as well as the proceeds from non-core divestitures, or portions thereof, to reduce our indebtedness without compromising our core businesses.

Financial Highlights

•

Net revenue increased by $63.5 million, or 9%, to $764.0 million for the three months ended June 30, 2013, from $700.5 million for the three months ended June 30, 2012. Net revenue increased by $131.6 million, or 10%, to $1.5 billion for the six months ended June 30, 2013, from $1.4 billion for the six months ended June 30, 2012.

•

Gross profit increased by $28.9 million, or 8%, to $384.5 million for the three months ended June 30, 2013, from $355.6 million for the three months ended June 30, 2012. Gross profit increased by $40.1 million, or 6%, to $748.7 million for the six months ended June 30, 2013, from $708.7 million for the six months ended June 30, 2012.

•

For the three months ended June 30, 2013, we generated a net loss available to common stockholders of $65.9 million, or $0.81 per diluted common share, compared to a net loss available to common stockholders of $18.2 million, or $0.23 per diluted common share, for the three months ended June 30, 2012. For the six months ended June 30, 2013, we generated a net loss available to common stockholders of $58.7 million, or $0.72 per diluted common share, compared to a net loss available to common stockholders of $22.3 million, or $0.28 per diluted common share, for the six months ended June 30, 2012.

•	Net loss for the three and six months ended June 30, 2013 includes a $35.6 million loss on extinguishment of debt in connection with the repurchase of our 9% senior subordinated notes.

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

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue increased by $61.8 million, or 9%, to $759.1 million for the three months ended June 30, 2013, from $697.3 million for the three months ended June 30, 2012. Excluding the impact of currency translation, net product sales and services revenue for the three months ended June 30, 2013 increased by $65.4 million, or 9%, compared to the three months ended June 30, 2012. Total net product sales and services revenue increased by $128.8 million, or 9%, to $1.5 billion for the six months ended June 30, 2013, from $1.4 billion for the six months ended June 30, 2012. Excluding the impact of currency translation, net product sales and services revenue for the six months ended June 30, 2013 increased by $135.7 million, or 10%, compared to the six months ended June 30, 2012. Net product sales and services revenue by business segment for the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change

Professional diagnostics	$599,597	$536,873	12%	$1,178,225	$1,052,322	12%
Health information solutions	134,775	138,590	(3)%	268,982	269,374	—%
Consumer diagnostics	24,748	21,817	13%	47,098	43,805	8%

Net product sales and services revenue	$759,120	$697,280	9%	$1,494,305	$1,365,501	9%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30%			Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Cardiology	$118,436	$125,597	(6)%	$233,369	$264,423	(12)%
Infectious disease	157,706	137,821	14%	347,550	288,837	20%
Toxicology	165,884	159,922	4%	314,933	281,662	12%
Diabetes	74,905	36,797	104%	124,988	64,958	92%
Other	82,666	76,736	8%	157,385	152,442	3%

Professional diagnostics net product sales and services revenue	$599,597	$536,873	12%	$1,178,225	$1,052,322	12%

Net product sales and services revenue from our professional diagnostics business segment increased by $62.7 million, or 12%, to $599.6 million for the three months ended June 30, 2013, from $536.9 million for the three months ended June 30, 2012. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $66.7 million, or 12%, comparing the three months ended June 30, 2013 to the three months ended June 30, 2012. Revenue increased primarily as a result of acquisitions, which contributed an aggregate of $47.4 million of the non-currency-adjusted increase. Offsetting the increase in net product sales and services revenue was a decrease in our North American flu-related net product sales during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Net product sales from our North American flu-related sales decreased approximately $2.2 million, from $4.2 million during the three months ended June 30 2012 to $2.0 million during the three months ended June 30, 2013. Net product sales and services revenue from our professional diagnostics business segment were negatively impacted by the FDA matters related to our Alere Triage® meter-based products. Net product sales of meter-based Triage products in the U.S. totaled $19.3 million during the three months ended June 30, 2013, as compared to $40.6 million during the three months ended June 30, 2012. Excluding the impact of acquisitions, the decrease in flu-related sales during the comparable periods and the impact of the reduction in net product sales from meter-based Triage products in the U.S., the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately $42.8 million, or 9%, from the three months ended June 30, 2012 to the three months ended June 30, 2013.

Within our professional diagnostics business segment, net product sales and services revenue for our cardiology business decreased by approximately $7.2 million, or 6%, to $118.4 million for the three months ended June 30, 2013, from $125.6 million for the three months ended June 30, 2012, driven principally by the impact of the FDA review of certain of our meter-based Triage products in the U.S. Net product sales and services revenue for our infectious disease business increased by approximately $19.9 million, or 14%, to $157.7 million for the three months ended June 30, 2013, from $137.8 million for the three months ended June 30, 2012. The change was driven principally by an increase in malaria-related sales during the comparable periods. Net product sales and services revenue for our toxicology business increased by approximately $6.0 million, or 4%, to $165.9 million for the three months ended June 30, 2013, from $159.9 million for the three months ended June 30, 2012, with our recent acquisitions of eScreen, Inc., or eScreen, Amedica Biotech, Inc., or Amedica, and Branan Medical Corporation, or Branan, contributing a combined net $6.3 million of the non-currency adjusted increase. Offsetting the increase in net product sales and services revenue for our toxicology business contributed by acquisitions was a $7.4 million decrease in net product sales related to our Triage toxicology products. Net product sales and services revenue from our diabetes business increased by approximately $38.1 million, or 104%, to $74.9 million for the three months ended June 30, 2013, from $36.8 million for the three months ended June 30, 2012. Net product sales and services revenue from our diabetes business increased by approximately $38.1 million, or 104%, to $74.9 million for the three months ended June 30, 2013, from $36.8 million for the three months ended June 30, 2012. The increase was primarily the result of our recent acquisitions of NationsHealth, Discount Diabetics and the Liberty business, which contributed a combined net $36.3 million of the non-currency adjusted increase. Notwithstanding the growth in our diabetes business, in light of CMS’ reduced reimbursement rates for diabetes testing supplies that took effect in July 2013, we expect that revenues from our diabetes business will decline substantially in the third quarter of 2013.

Net product sales and services revenue from our professional diagnostics business segment increased by $125.9 million, or 12%, to $1.2 billion for the six months ended June 30, 2013, from $1.1 billion for the six months ended June 30, 2012. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $135.7 million, or 10%, comparing the six months ended June 30, 2013 to the six months ended June 30, 2012. Revenue increased primarily as a result of acquisitions, which contributed an aggregate of $109.4 million of the non-currency-adjusted increase. Contributing to the increase in net product sales and services revenue was an increase in our North American flu-related net product sales during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. Net product sales from our North American flu-related sales increased approximately $25.6 million, from $10.8 million during the six months ended June 30 2012 to $36.3 million during the six months ended June 30, 2013. Net product sales and services revenue from our professional diagnostics business segment were negatively impacted by the FDA matters related to our Alere Triage® meter-based products. Net product sales of meter-based Triage products in the U.S. totaled $40.9 million during the six months ended June 30, 2013, as compared to $91.1 million during the six months ended June 30, 2012. Excluding the impact of acquisitions, the increase in flu-related sales during the comparable periods and the impact of the reduction in net product sales from meter-based Triage products in the U.S., the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately $48.5 million, or 5%, from the six months ended June 30, 2012 to the six months ended June 30, 2013.

Within our professional diagnostics business segment, net product sales and services revenue for our cardiology business decreased by approximately $31.1 million, or 12%, to $233.4 million for the six months ended June 30, 2013, from $264.4 million for the six months ended June 30, 2012, driven principally by the impact of the FDA review of certain of our meter-based Triage products in the U.S. Net product sales and services revenue for our infectious disease business increased by approximately $58.7 million, or 20%, to $347.6 million for the six months ended June 30, 2013, from $288.8 million for the six months ended June 30, 2012. The change was driven principally by an increase in malaria-related sales during the comparable periods. Net product sales and services revenue for our toxicology business increased by approximately $33.3 million, or 12%, to $314.9 million for the six months ended June 30, 2013, from $281.7 million for the six months ended June 30, 2012, with our recent acquisitions of eScreen, Amedica, and Branan, contributing a combined net $48.0 million of the non-currency adjusted increase. Partially offsetting the increase in net product sales and services revenue for our toxicology business contributed by acquisitions was a $15.3 million decrease in net product sales related to our Triage toxicology products and a reduction in commercial pricing for our pain and rehab businesses which was implemented in the second quarter of 2012. Our diabetes business increased by approximately $60.0 million, or 92%, to $125.0 million for the six months ended June 30, 2013, from $65.0 million for the six months ended June 30, 2012. Our diabetes business increased by approximately $60.0 million, or 92%, to $125.0 million for the six months ended June 30, 2013, from $65.0 million for the six months ended June 30, 2012. The increase was primarily the result of our recent acquisitions of AmMed, NationsHealth, Discount Diabetics and the Liberty business, which contributed a combined net $52.3 million of the non-currency adjusted increase.

Health Information Solutions

The following table summarizes our net product sales and services revenue from our health information solutions business segment by groups of similar products and services for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change
Disease and case management	$52,578	$54,512	(4)%	$106,704	$107,894	(1)%
Wellness	27,230	29,567	(8)%	53,530	56,591	(5)%
Women’s & children’s health	29,256	31,313	(7)%	58,336	61,084	(4)%
Patient self-testing services	25,711	23,198	11%	50,412	43,805	15%

Health information solutions net product sales and services revenue	$134,775	$138,590	(3)%	$268,982	$269,374	—%

Our health information solutions net product sales and services revenue decreased by $3.8 million, or 3%, to $134.8 million for the three months ended June 30, 2013, from $138.6 million for the three months ended June 30, 2012. Net product sales and services revenues from our disease and case management, wellness and women’s and children’s health businesses each decreased during the three months ended June 30, 2013, compared to the three months ended June 30, 2012, as we experienced customer terminations, lower state enrollments in wellness programs and lower revenue from homecare services in these businesses, respectively. Our patient self-testing services net product sales and services revenue increased approximately $2.5 million, or 11%, to $25.7 million for the three months ended June 30, 2013, from $23.2 million for the three months ended June 30, 2012, principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

Our health information solutions net product sales and services revenue was $269.0 million for the six months ended June 30, 2013, and was relatively flat compared to $269.4 million for the six months ended June 30, 2012. Net product sales and service revenue from our disease and case management, wellness and women’s and children’s health businesses each decreased during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, as we experienced customer terminations, lower state enrollments in wellness programs and lower revenue from homecare services in these businesses, respectively. Our patient self-testing services net product sales and services revenue increased approximately $6.6 million, or 15%, to $50.4 million for the six months ended June 30, 2013, from $43.8 million for the six months ended June 30, 2012, principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment revenue increased by $2.9 million, or 13%, to $24.7 million for the three months ended June 30, 2013, from $21.8 million for the three months ended June 30, 2012. Net product sales by our 50/50 joint venture with P&G, or SPD, were $47.7 million during the three months ended June 30, 2013, as compared to $51.3 million during the three months ended June 30, 2012.

Net product sales and services revenue from our consumer diagnostics business segment revenue increased by $3.3 million, or 8%, to $47.1 million for the six months ended June 30, 2013, from $43.8 million for the six months ended June 30, 2012. Net product sales by our 50/50 joint venture with P&G, or SPD, were $90.8 million during the six months ended June 30, 2013, as compared to $97.4 million during the six months ended June 30, 2012.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by approximately $1.6 million, or 50%, to $4.9 million for the three months ended June 30, 2013, from $3.2 million for the three months ended June 30, 2012. The increase in royalty revenue for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, is primarily a result of new licensing agreements and higher royalties earned under existing licensing agreements.

License and royalty revenue increased by approximately $2.8 million, or 45%, to $8.9 million for the six months ended June 30, 2013, from $6.1 million for the six months ended June 30, 2012. The increase in royalty revenue for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, is primarily a result of new licensing agreements and higher royalties earned under existing licensing agreements.

Gross Profit and Margin. Gross profit increased by $28.9 million, or 8%, to $384.5 million for the three months ended June 30, 2013, from $355.6 million for the three months ended June 30, 2012. The increase in gross profit during the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was largely attributed to the increase in net product sales and services revenue resulting from acquisitions.

Gross profit increased by $40.1 million, or 6%, to $748.7 million for the six months ended June 30, 2013, from $708.7 million for the six months ended June 30, 2012. The increase in gross profit during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was largely attributed to the increase in net product sales and services revenue resulting from acquisitions.

Cost of net revenue included amortization expense of $17.1 million and $17.5 million for the three months ended June 30, 2013 and 2012, respectively. Included in the cost of net revenue for the three months ended June 30, 2013 was a $0.7 million non-cash charge relating to the write-up of inventory to fair value in connection with our acquisition of Epocal.

Cost of net revenue included amortization expense of $36.3 million and $33.2 million for the six months ended June 30, 2013 and 2012, respectively, and $1.2 million and $4.7 million of non-cash charges relating to the write-up of inventory to fair value in connection with certain acquisitions during the six months ended June 30, 2013 and 2012, respectively.

Overall gross margin for each of the three and six months ended June 30, 2013 was 50%, compared to 51% and 52% for the three and six months ended June 30, 2012, respectively.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue increased by $26.9 million, or 8%, to $381.1 million for the three months ended June 30, 2013, from $354.2 million for the three months ended June 30, 2012. Gross profit from net product sales and services revenue increased by $37.0 million, or 5%, to $743.1 million for the six months ended June 30, 2013, from $706.0 million for the six months ended June 30, 2012. Gross profit from net product sales and services revenue by business segment for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change

Professional diagnostics	$314,864	$285,861	10%	$615,039	$576,770	7%
Health information solutions	60,781	62,733	(3)%	118,131	120,102	(2)%
Consumer diagnostics	5,476	5,629	(3)%	9,900	9,158	8%

Gross profit from net product sales and services revenue	$381,121	$354,223	8%	$743,070	$706,030	5%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue increased by $29.0 million, or 10%, to $314.9 million for the three months ended June 30, 2013, compared to $285.9 million for the three months ended June 30, 2012, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above. Gross profit was negatively impacted by a decrease in our U.S. meter-based Triage product sales, as discussed above. The FDA matters relating to our meter-based Triage products also resulted in incremental costs during the three months ended June 30, 2013, principally due to unfavorable manufacturing variances and the lost margin on the reduced volume of tests sold during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. Cost of professional diagnostics net product sales and services revenue during each of the three months ended June 30, 2013 and 2012, included a non-cash charge of $0.7 million relating to the write-up of inventory to fair value in connection with a recent acquisition. Reducing gross profit during the three months ended June 30, 2013 was $0.2 million in restructuring charges.

Gross profit from our professional diagnostics net product sales and services revenue increased by $38.3 million, or 7%, to $615.0 million for the six months ended June 30, 2013, compared to $576.8 million for the six months ended June 30, 2012, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above. Gross profit was negatively impacted by a decrease in our U.S. meter-based Triage product sales and a reduction in commercial pricing for our pain and rehab businesses, as discussed above. The FDA matters relating to our meter-based Triage products also resulted in incremental costs during the six months ended June 30, 2013, principally due to unfavorable manufacturing variances and the lost margin on the reduced volume of tests sold during the six months ended June 30, 2013, as compared to the three months ended June 30, 2012. Cost of professional diagnostics net product sales and services revenue during the six months ended June 30, 2013 and 2012, included a non-cash charge of $1.2 million and $4.7 million, respectively, relating to the write-up of inventory to fair value in connection with certain acquisitions. Reducing gross profit during the six months ended June 30, 2013 and 2012 was $0.4 million and $0.6 million, respectively, in restructuring charges.

Cost of professional diagnostics net product sales and services revenue included amortization expense of $15.7 million and $15.5 million during the three months ended June 30, 2013 and 2012, respectively. Cost of professional diagnostics net product sales and services revenue included amortization expense of $33.1 million and $29.4 million during the six months ended June 30, 2013 and 2012, respectively.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2013 was 53% and 52%, respectively, compared to 53% and 55% for the three and six months ended June 30, 2012, respectively. Increased revenue from our recently acquired toxicology businesses, which contribute lower-than-segment-average gross margin, and a decrease in our U.S. meter-based Triage product sales, which contribute higher-than-segment-average gross margin, contributed to the decrease in gross margin in the six months ended June 30, 2013 from the six months ended June 30, 2012.

Health Information Solutions

Gross profit from our health information solutions net product sales and services revenue decreased by $2.0 million, or 3%, to $60.8 million for the three months ended June 30, 2013, compared to $62.7 million for the three months ended June 30, 2012. Reducing gross profit during the three months ended June 30, 2013 and 2012 was $0.6 million and $0.1 million in restructuring charges, respectively. Gross profit from our health information solutions net product sales and services revenue decreased by $2.0 million, or 2%, to $118.1 million for the six months ended June 30, 2013, compared to $120.1 million for the six months ended June 30, 2012. Reducing gross profit during the six months ended June 30, 2013 and 2012 was $1.0 million and $0.5 million in restructuring charges, respectively.

Cost of health information solutions net product sales and services revenue included amortization expense of $1.2 million and $1.6 million during the three months ended June 30, 2013 and 2012, respectively. Cost of health information solutions net product sales and services revenue included amortization expense of $2.7 million and $3.2 million during the six months ended June 30, 2013 and 2012, respectively.

As a percentage of our health information solutions net product sales and services revenue, gross margin for the three and six months ended June 30, 2013 was 45% and 44%, respectively, compared to 45% for both the three and six months ended June 30, 2012.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue decreased by $0.2 million, or 3%, to $5.5 million for the three months ended June 30, 2013, from $5.6 million for the three months ended June 30, 2012. Gross profit from our consumer diagnostics net product sales and services revenue increased by $0.7 million, or 8%, to $9.9 million for the six months ended June 30, 2013, compared to $9.2 million for the six months ended June 30, 2012. The increase in gross profit was primarily the result of a one-time cost of goods sold adjustment totaling approximately $0.7 million related to our manufacturing agreement with SPD recorded during the six months ended June 30, 2012.

Cost of consumer diagnostics net product sales and services revenue included amortization expense of $0.2 million and $0.3 million during the three months ended June 30, 2013 and 2012, respectively. Cost of consumer diagnostics net product sales and services revenue included amortization expense of $0.5 million and $0.6 million during the six months ended June 30, 2013 and 2012, respectively.

As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2013 was 22% and 21%, respectively, compared to 26% and 21% for the three and six months ended June 30, 2012, respectively.

Research and Development Expense. Research and development expense was $40.5 million for the three months ended June 30, 2013, compared to $40.4 million for the three months ended June 30, 2012. Research and development expense during the three months ended June 30, 2013 is reported net of grant funding of $1.8 million arising from the research and development funding relationship with the Bill and Melinda Gates Foundation that we entered into in February 2013. Included in research and development expense for the three months ended June 30, 2013 were restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $0.6 million. Restructuring charges included in research and development expense during the three months ended June 30, 2012 totaled approximately $14,000. Amortization expense of $1.2 million and $1.5 million was included in research and development expense for the three months ended June 30, 2013 and 2012, respectively.

Research and development expense increased by $2.5 million, or 3%, to $82.0 million for the six months ended June 30, 2013, from $79.4 million for the six months ended June 30, 2012. Research and development expense during the six months ended June 30, 2013 is reported net of grant funding of approximately $2.4 million arising from the research and development funding relationship with the Bill and Melinda Gates Foundation that we entered into in February 2013. Included in research and development expense for each of the six months ended June 30, 2013 and 2012 were restructuring charges totaling approximately $0.6 million associated with our various restructuring plans to integrate our newly-acquired businesses. Amortization expense of $2.5 million and $3.9 million was included in research and development expense for the three months ended June 30, 2013 and 2012, respectively.

Research and development expense as a percentage of net revenue was 5% for both the three and six months ended June 30, 2013, compared to 6% for both the three and six months ended June 30, 2012.

Sales and Marketing Expense. Sales and marketing expense was $159.4 million for the three months ended June 30, 2013, compared to $159.3 million for the three months ended June 30, 2012. Amortization expense of $57.3 million and $60.4 million was included in sales and marketing expense for the three months ended June 30, 2013 and 2012, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $0.2 million were included in sales and marketing expense for each of the three months ended June 30, 2013 and 2012.

Sales and marketing expense decreased by $2.0 million, or 1%, to $315.9 million for the six months ended June 30, 2013, from $317.9 million for the six months ended June 30, 2012. The decrease in sales and marketing expense was primarily driven by lower amortization expense during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Amortization expense of $110.9 million and $118.1 million was included in sales and marketing expense for the six months ended June 30, 2013 and 2012, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $1.3 million and $1.0 million were included in sales and marketing expense for the six months ended June 30, 2013 and 2012, respectively.

Sales and marketing expense as a percentage of net revenue was 21% for each of the three and six months ended June 30, 2013, compared to 23% for each of the three and six months ended June 30, 2012, respectively.

General and Administrative Expense. General and administrative expense increased by approximately $18.7 million, or 15%, to $140.2 million for the three months ended June 30, 2013, from $121.5 million for the three months ended June 30, 2012. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. During the three months ended June 30, 2013 and 2012, we recorded expense of $5.3 million and income of $6.7 million, respectively, in connection with fair value adjustments to acquisition-related contingent consideration obligations. Acquisition-related costs of $0.4 million and $3.8 million were included in general and administrative expense for the three months ended June 30, 2013 and 2012, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $6.5 million and $1.1 million were included in general and administrative expense for the three months ended June 30, 2013 and 2012, respectively. Amortization expense of $3.5 million and $2.0 million was included in general and administrative expense for the three months ended June 30, 2013 and 2012, respectively.

General and administrative expense increased by approximately $34.1 million, or 14%, to $276.0 million for the six months ended June 30, 2013, from $241.9 million for the six months ended June 30, 2012. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. During the six months ended June 30, 2013 and 2012, we recorded expense of $16.3 million and income of $1.6 million, respectively, in connection with fair value adjustments to acquisition-related contingent consideration obligations. Acquisition-related costs of $1.3 million and $5.3 million were included in general and administrative expense for the six months ended June 30, 2013 and 2012, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $8.7 million and $4.2 million were included in general and administrative expense for the six months ended June 30, 2013 and 2012, respectively. Amortization expense of $5.4 million and $4.1 million was included in general and administrative expense for the six months ended June 30, 2013 and 2012, respectively.

General and administrative expense as a percentage of net revenue was 18% for each of the three and six months ended June 30, 2013, compared to 17% and 18% for the three and six months ended June 30, 2012, respectively.

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense increased by $36.9 million, or 66%, to $92.5 million for the three months ended June 30, 2013, from $55.5 million for the three months ended June 30, 2012. The increase is principally due to a $35.6 million loss recorded in connection with the repurchase of our 9% senior subordinated notes during the three months ended June 30, 2013, along with higher interest expense recorded in connection with higher overall outstanding debt balances during the second quarter of 2013, compared to the overall outstanding debt balances during the second quarter of 2012.

Interest expense increased by $43.6 million, or 41%, to $149.9 million for the six months ended June 30, 2013, from $106.3 million for the six months ended June 30, 2012. The increase is principally due to a $35.6 million loss recorded in connection with the repurchase of our 9% senior subordinated notes during the six months ended June 30, 2013, along with higher interest expense recorded in connection with higher overall outstanding debt balances during the first half of 2013, compared to the overall outstanding debt balances during the first half of 2012.

Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Interest income	$780	$503	$277	$1,803	$1,065	$738
Foreign exchange gains (losses), net	926	(5,423)	6,349	459	(6,197)	6,656
Other	(643)	8,731	(9,374)	(1,669)	20,774	(22,443)

Total other income (expense), net	$1,063	$3,811	$(2,748)	$593	$15,642	$(15,049)

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

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes increased to a $17.9 million provision for the three months ended June 30, 2013, from a $0.5 million benefit for the three months ended June 30, 2012. Our effective tax rate is calculated based on projected income across many different jurisdictions and can change based on the location of income, losses and credits. The change in the effective tax rate, from the three months ended June 30, 2012 to the three months ended June 30, 2013, results primarily from changes in income, as well as the jurisdictional mix of that income, during the three months ended June 30, 2013, an increase to certain tax reserves under the principles of accounting for uncertain tax positions in accordance with ASC 740, Income Taxes, and increases in certain current and prior year tax losses not benefited.

The benefit for income taxes increased by $17.1 million to $19.0 million for the six months ended June 30, 2013, from a $1.9 million benefit for the six months ended June 30, 2012. The income tax benefits for the six months ended June 30, 2013 and 2012 relate to federal, foreign and state income tax provisions and benefits. The increase in the effective income tax rate and benefit for income taxes during the six months ended June 30, 2013, compared to the six months ended June 30, 2012, is primarily a result of changes in income and the jurisdictional mix of that income, the extension of the federal research and development tax credit for 2012, an increase to certain tax reserves under the principles of accounting for uncertain tax positions in accordance with ASC 740, Income Taxes, and increases in certain current and prior year tax losses not benefited.

Equity Earnings in Unconsolidated Entities, Net of Tax. Equity earnings in unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings (losses) in unconsolidated entities, net of tax for the three and six months ended June 30, 2013 reflects the following: (i) our 50% interest in SPD in the amount of $4.2 million and $6.7 million, respectively, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $(0.1) million and $0.1 million, respectively, and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.5 million and $0.8 million, respectively. Equity earnings in unconsolidated entities, net of tax for the three and six months ended June 30, 2012 reflects the following: (i) our 50% interest in SPD in the amount of $3.3 million and $6.1 million, respectively, (ii) our 40% interest Vedalab in the amount of $0.1 million and $0.1 million, respectively, and (iii) our 49% interest in TechLab in the amount of $0.5 million and $1.2 million, respectively.

Net Loss Available to Common Stockholders. For the three months ended June 30, 2013, we generated a net loss available to common stockholders of $65.9 million, or $0.81 per diluted common share. For the three months ended June 30, 2012, we generated a net loss available to common stockholders of $18.2 million, or $0.23 per diluted common share. Net loss available to common stockholders reflects $5.3 million of preferred stock dividends paid during each of the three months ended June 30, 2013 and 2012. For the six months ended June 30, 2013, we generated a net loss available to common stockholders of $58.7 million, or $0.72 per diluted common share. For the six months ended June 30, 2012, we generated a net loss available to common stockholders of $22.3 million, or $0.28 per diluted common share. Net loss available to common stockholders reflects $10.6 million of preferred stock dividends paid during each of the six months ended June 30, 2013 and 2012. See Note 5 of the accompanying consolidated financial statements for the calculation of net loss per common share.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short- and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins, grow our business through new product and service offerings and divest of non-core businesses and assets. As of June 30, 2013, we had $320.5 million of cash and cash equivalents, of which $245.2 million was held by domestic subsidiaries and $75.3 million was held by foreign entities. As of June 30, 2012, we had $303.7 million of cash and cash equivalents, of which $93.8 million was held by domestic subsidiaries and $209.9 million was held by foreign entities. We do not plan to repatriate cash held by foreign entities due to adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities.

We may also utilize our secured credit facility or other new sources of financing to fund a portion of our capital needs and other commitments, including our contractual contingent consideration obligations and future acquisitions. As of June 30, 2013, we had outstanding borrowings totaling $197.5 million under the $250.0 million revolving line of credit under our secured credit facility, with $52.5 million available to us for additional borrowings. Our ability to access the capital markets may be impacted by the amount of our outstanding debt and equity and the extent to which our assets are encumbered by our outstanding secured debt. The terms and conditions of our outstanding debt instruments also contain covenants which expressly restrict our ability to incur additional indebtedness and conduct other financings. As of June 30, 2013, we had $3.9 billion in outstanding indebtedness comprised of $2.4 billion under our secured credit facility, including borrowings under our revolving line of credit, $450.0 million of 7.25% senior notes due 2018, $400.0 million of 8.625% senior subordinated notes due 2018, $425.0 million of 6.5% senior subordinated notes due 2020, and $150.0 million of 3% convertible senior subordinated notes due 2016.

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

	Six Months Ended June 30,
Cash Flow Summary (in thousands)	2013	2012
Net cash provided by operating activities	$98,759	$166,230
Net cash used in investing activities	(205,196)	(353,068)
Net cash provided by financing activities	103,386	189,449
Foreign exchange effect on cash and cash equivalents	(4,748)	1,955

Net increase (decrease) in cash and cash equivalents	(7,799)	4,566
Cash and cash equivalents, beginning of period	328,346	299,173

Cash and cash equivalents, end of period	$320,547	$303,739

Summary of Changes in Cash Position

Cash and cash equivalents decreased $7.8 million during the six months ended June 30, 2013, compared to an increase of $4.6 million during the six months ended June 30, 2012. Our primary sources of cash during the six months ended June 30, 2013 included $98.8 million generated by our operating activities, $435.5 million of net proceeds received in connection with long-term debt issuances, which included $425.0 million of gross proceeds received in connection with the issuance of our 6.5% senior subordinated notes, $166.5 million of net proceeds under various revolving credit facilities, which included $190.0 million borrowed against our secured credit facility revolving line-of-credit, $10.6 million return of capital related to an equity investment, $7.8 million of cash received from common stock issuances under employee stock option and stock purchase plans, $4.6 million in proceeds from the sale of property and equipment and a $17.0 million decrease related to other assets. Our primary uses of cash during the six months ended June 30, 2013 were $437.8 million of cash payments on long-term debt, which included $400.0 million of cash payments related to the repurchase of our 9% senior subordinated notes, $166.0 million net cash paid for acquisitions, $64.6 million of capital expenditures, $26.6 million related to payments of acquisition-related contingent consideration obligations, $19.0 million related to tender offer consideration and call premium incurred in connection with the repurchase of our 9% senior subordinated notes, $10.6 million for cash dividends paid on our Series B Preferred Stock, $9.0 million related to the payment of debt-related financing costs and $3.5 million for payment of capital lease obligations. Fluctuations in foreign currencies negatively impacted our cash balance by $4.7 million during the six months ended June 30, 2013.

Our primary sources of cash during the six months ended June 30, 2012 included $166.2 million generated by our operating activities, approximately $198.0 million of proceeds received in connection with the “Incremental B-2” term loans entered into as part of our secured credit facility, $47.5 million borrowed against our secured credit facility revolving line of credit, $21.7 million of proceeds received from the sale of property, plant and equipment, $8.7 million from common stock issuances under employee stock option and stock purchase plans and a $6.1 million return of capital from SPD. Our primary uses of cash during the six months ended June 30, 2012 included $310.2 million net cash paid for acquisitions, $69.5 million of capital expenditures, $29.9 million related to the repayment of long-term debt obligations, $7.7 million related to an increase in other assets, $10.6 million for cash dividends paid on our Series B Preferred stock, $6.5 million paid for contingent purchase price consideration, $6.2 million related to the repayment of short-term debt obligations and $3.3 million for payment of capital lease obligations. Fluctuations in foreign currencies positively impacted our cash balance by $2.0 million during the six months ended June 30, 2012.

Cash Flows from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2013 was $98.8 million, which resulted from a net loss of $47.9 million and $74.9 million of cash utilized by changes in net working capital requirements during the period, offset by $221.5 million of non-cash items. The $221.5 million of non-cash items included, among other items, $213.9 million related to depreciation and amortization, $10.2 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $8.8 million related to non-cash stock-based compensation, $34.9 million related to other non-cash items and a $1.2 million non-cash charge related to the write up of inventory to fair value in connection with the acquisition of Epocal, Inc., or Epocal, partially offset by a $44.1 million decrease related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, and $7.5 million in equity earnings in unconsolidated entities, net of tax.

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

Cash Flows from Investing Activities

Our investing activities during the six months ended June 30, 2013 utilized $205.2 million of cash, including $166.0 million net cash paid for acquisitions, $64.6 million of capital expenditures and an increase in our restricted cash balance of $6.8 million which was principally driven by $7.9 million of cash received from the Bill and Melinda Gates Foundation, partially offset by a $10.6 million return of capital related to an equity investment, $4.6 million of proceeds received from the sale of property and equipment and a $17.0 million decrease related to other assets.

Our investing activities during the six months ended June 30, 2012 utilized $353.1 million of cash, including $310.2 million net cash paid for acquisitions, $69.5 million of capital expenditures and $7.7 million related to an increase in other assets, offset by $21.7 million of proceeds received from the sale of property, plant and equipment and a $6.1 million return of capital from SPD.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2013 was $103.4 million. Financing activities providing cash during the six months ended June 30, 2013 primarily included $435.5 million of net proceeds received in connection with long-term debt issuances , which included $425.0 million of gross proceeds received in connection with the issuance of our 6.5% senior subordinated notes, $166.5 million of net proceeds under various revolving credit facilities, which included $190.0 million borrowed against our secured credit facility revolving line-of-credit, and $7.8 million of cash received from common stock issuances under employee stock option and stock purchase plans. We utilized $437.8 million of cash payments on long-term debt, which included $400.0 million of cash payments related to the repurchase of our 9% senior subordinated notes, $26.6 million for payments of acquisition-related contingent consideration obligations, $19.0 million related to tender offer consideration and call premium incurred in connection with the repurchase of our 9% senior subordinated notes, $10.6 million for dividend payments related to our Series B preferred stock, $9.0 million related to the payment of debt-related financing costs and $3.5 million for payment of capital lease obligations.

Net cash provided by financing activities during the six months ended June 30, 2012 was $189.4 million. Financing activities providing cash during the six months ended June 30, 2012 primarily included approximately $198.0 million of net proceeds received in connection with the “Incremental B-2” term loans entered into as part of our secured credit facility, $47.5 million borrowed against our secured credit facility revolving line of credit and $8.7 million of cash received from common stock issuances under employee stock option and stock purchase plans. We utilized approximately $29.9 million in connection with the repayment of long-term debt obligations, $6.2 million for the repayment of short-term debt obligations, $10.6 million for cash dividends paid on our Series B Preferred stock, $6.5 million paid for contingent purchase price consideration and $3.3 million for payment of capital lease obligations.

As of June 30, 2013, we had an aggregate of $17.6 million in outstanding capital lease obligations which are payable through 2018.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2013.

Contractual Obligations

The following summarizes our principal contractual obligations as of June 30, 2013 that have changed significantly since December 31, 2012 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012, but omitted below, represent those that have not changed significantly since that date.

	Payments Due by Period (in thousands)
	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt obligations	$3,860,451	$34,812	$97,407	$2,450,855	$1,277,377

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

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012. There have been no material changes to our market risks or management of such risks since that date.

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

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description

4.1	Fourteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.) dated as of April 3, 2013 among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.13 to Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.’s Registration Statement on Form 8-A, filed on April 3, 2013)

4.2	Fifteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing

Exhibit No.	Description
Stone, Inc.) dated as of April 3, 2013 among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

4.3	Sixteenth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.), dated as of April 3, 2013, by and among the Company, the subsidiary guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (File No. 333-187776))

4.4	Sixteenth Supplemental Indenture, dated as of May 24, 2013 to Indenture dated as of May 12, 2009 by and among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed May 30, 2013)

4.5	Form of 6.5% Senior Subordinated Notes due 2020 (included in Exhibit 4.4)

4.6	Registration Rights Agreement, dated as of May 24, 2013, by and among the Company, the guarantors named therein, and Goldman, Sachs & Co., Jefferies LLC and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed May 30, 2013)

10.1	Purchase Agreement dated May 13, 2013 among Alere Inc., the subsidiary guarantors named therein and Goldman, Sachs & Co., Jefferies LLC and Credit Suisse Securities (USA) LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date May 10, 2013, filed May 16, 2013)

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, (b) our Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012, (c) our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (d) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: August 8, 2013	/s/ David Teitel
David Teitel
Chief Financial Officer and an authorized officer