Form 10-Q
period 2013-09-30
ALERE INC.
filed 2013-11-05
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of October 31, 2013 was 81,881,428.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2013

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

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net product sales	$509,038	$459,813	$1,538,876	$1,399,025
Services revenue	240,660	226,415	705,127	652,704

Net product sales and services revenue	749,698	686,228	2,244,003	2,051,729
License and royalty revenue	4,184	5,188	13,113	11,333

Net revenue	753,882	691,416	2,257,116	2,063,062

Cost of net product sales	258,234	223,612	764,501	671,664
Cost of services revenue	124,993	120,131	369,961	331,550

Cost of net product sales and services revenue	383,227	343,743	1,134,462	1,003,214
Cost of license and royalty revenue	2,009	1,898	5,264	5,394

Cost of net revenue	385,236	345,641	1,139,726	1,008,608

Gross profit	368,646	345,775	1,117,390	1,054,454
Operating expenses:
Research and development	40,498	40,562	122,452	120,009
Sales and marketing	159,587	160,644	475,465	478,544
General and administrative	142,377	105,837	418,396	347,757
Loss on disposition	5,885	—	5,885	—

Operating income	20,299	38,732	95,192	108,144
Interest expense, including amortization of original issue discounts and deferred financing costs	(53,420)	(54,861)	(203,272)	(161,119)
Other income (expense), net	(8,869)	(1,072)	(8,276)	14,570

Loss before benefit for income taxes	(41,990)	(17,201)	(116,356)	(38,405)
Benefit for income taxes	(17,148)	(10,677)	(36,152)	(12,621)

Loss before equity earnings of unconsolidated entities, net of tax	(24,842)	(6,524)	(80,204)	(25,784)
Equity earnings of unconsolidated entities, net of tax	5,753	3,007	13,238	10,417

Net loss	(19,089)	(3,517)	(66,966)	(15,367)
Less: Net income attributable to non-controlling interests	359	286	601	137

Net loss attributable to Alere Inc. and Subsidiaries	(19,448)	(3,803)	(67,567)	(15,504)
Preferred stock dividends	(5,367)	(5,352)	(15,926)	(15,940)

Net loss available to common stockholders	$(24,815)	$(9,155)	$(83,493)	$(31,444)

Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries:	$(0.30)	$(0.11)	$(1.03)	$(0.39)

Weighted-average shares—basic and diluted	81,735	80,792	81,417	80,492

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(19,089)	$(3,517)	$(66,966)	$(15,367)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	67,268	39,695	(42,515)	38,857
Unrealized gains on available for sale securities	—	141	—	931
Unrealized gains on hedging instruments	20	10	31	465
Minimum pension liability adjustment	(369)	(98)	335	(218)

Other comprehensive income (loss), before tax	66,919	39,748	(42,149)	40,035
Income tax benefit related to items of other comprehensive income (loss)	—	360	—	360

Other comprehensive income (loss), net of tax	66,919	39,388	(42,149)	39,675

Comprehensive income (loss)	47,830	35,871	(109,115)	24,308
Less: Comprehensive income attributable to non-controlling interests	359	286	601	137

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$47,471	$35,585	$(109,716)	$24,171

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$353,993	$328,346
Restricted cash	7,905	3,076
Marketable securities	820	904
Accounts receivable, net of allowances of $70,978 and $36,396 at September 30, 2013 and December 31, 2012, respectively	568,873	524,332
Inventories, net	370,448	337,121
Deferred tax assets	58,177	67,722
Prepaid expenses and other current assets	114,601	145,236

Total current assets	1,474,817	1,406,737
Property, plant and equipment, net	544,271	534,469
Goodwill	3,103,495	3,048,405
Other intangible assets with indefinite lives	58,953	36,451
Finite-lived intangible assets, net	1,747,538	1,834,225
Restricted cash – non-current	29,045	—
Deferred financing costs, net, and other non-current assets	86,489	108,857
Investments in unconsolidated entities	101,822	90,491
Deferred tax assets	8,189	8,293

Total assets	$7,154,619	$7,067,928

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$25	$—
Current portion of long-term debt	47,701	60,232
Current portion of capital lease obligations	6,533	6,684
Accounts payable	194,991	169,974
Accrued expenses and other current liabilities	447,228	411,919

Total current liabilities	696,478	648,809

Long-term liabilities:
Long-term debt, net of current portion	3,790,532	3,628,675
Capital lease obligations, net of current portion	14,926	12,917
Deferred tax liabilities	352,859	428,188
Other long-term liabilities	209,683	166,635

Total long-term liabilities	4,368,000	4,236,415

Commitments and contingencies (Note 17)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at September 30, 2013 and December 31, 2012); Authorized: 2,300 shares; Issued: 2,065 shares at September 30, 2013 and December 31, 2012; Outstanding: 1,774 shares at September 30, 2013 and December 31, 2012	606,468	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 89,533 shares at September 30, 2013 and 88,576 shares at December 31, 2012; Outstanding: 81,854 shares at September 30, 2013 and 80,897 shares at December 31, 2012	90	89
Additional paid-in capital	3,314,698	3,299,935
Accumulated deficit	(1,632,540)	(1,564,973)
Treasury stock, at cost, 7,679 shares at September 30, 2013 and December 31, 2012	(184,971)	(184,971)
Accumulated other comprehensive income (loss)	(18,275)	23,874

Total stockholders’ equity	2,085,470	2,180,422
Non-controlling interests	4,671	2,282

Total equity	2,090,141	2,182,704

Total liabilities and equity	$7,154,619	$7,067,928

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net loss	$(66,966)	$(15,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	14,088	16,087
Depreciation and amortization	326,689	322,371
Non-cash charges for sale of inventories revalued at the date of acquisition	1,880	4,681
Non-cash stock-based compensation expense	14,462	11,868
Impairment of inventory	243	295
Impairment of long-lived assets	4,101	274
(Gain) loss on sale of fixed assets	1,849	(4,194)
Equity earnings of unconsolidated entities, net of tax	(13,238)	(10,417)
Deferred income taxes	(73,655)	(43,619)
Loss on extinguishment of debt	35,603	—
Loss on disposition	5,885	—
Bargain purchase gain	(5,707)	—
Other non-cash items	6,674	5,736
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(57,310)	(8,261)
Inventories, net	(72,727)	(15,596)
Prepaid expenses and other current assets	(9,132)	4,171
Accounts payable	15,981	(16,743)
Accrued expenses and other current liabilities	37,242	24,116
Other non-current liabilities	(6,857)	(21,639)

Net cash provided by operating activities	159,105	253,763

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	(33,881)	5,771
Purchases of property, plant and equipment	(90,908)	(97,309)
Proceeds from sale of property, plant and equipment	5,831	22,383
Cash received from disposition	32,000	—
Cash paid for acquisitions, net of cash acquired	(166,196)	(384,780)
Cash received from sales of marketable securities	—	271
Cash received from (paid for) equity method investments	11,262	6,556
(Increase) decrease in other assets	19,244	(9,313)

Net cash used in investing activities	(222,648)	(456,421)

Cash Flows from Financing Activities:
Cash paid for financing costs	(9,798)	(2,313)
Cash paid for contingent purchase price consideration	(27,496)	(16,248)
Proceeds from issuance of common stock, net of issuance costs	17,555	14,260
Proceeds from issuance of long-term debt	460,141	198,288
Payments on long-term debt	(455,157)	(42,553)
Net proceeds under revolving credit facilities	138,768	91,162
Borrowings from (payments on) short-term debt	25	(6,240)
Cash paid for dividends	(15,970)	(15,970)
Excess tax benefits on exercised stock options	434	277
Principal payments on capital lease obligations	(5,341)	(4,925)
Other	(18,953)	(2,811)

Net cash provided by financing activities	84,208	212,927

Foreign exchange effect on cash and cash equivalents	4,982	(7,188)

Net increase in cash and cash equivalents	25,647	3,081
Cash and cash equivalents, beginning of period	328,346	299,173

Cash and cash equivalents, end of period	$353,993	$302,254

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

(2) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2013, our cash equivalents consisted of money market funds.

(3) Restricted Cash

As of September 30, 2013, we had a total of $36.9 million in restricted cash, of which $29.0 million was classified as non-current on our consolidated balance sheet. The $29.0 million secures a foreign bank loan arrangement that we entered into during the three months ended September 30, 2013 and will remain on deposit for a two-year period under the current terms of the loan arrangement.

(4) Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$115,441	$99,498
Work-in-process	83,571	89,895
Finished goods	171,436	147,728

	$370,448	$337,121

(5) Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of net revenue	$287	$269	$797	$801
Research and development	1,111	752	2,641	2,379
Sales and marketing	975	751	2,597	2,581
General and administrative	3,289	1,854	8,427	6,107

	5,662	3,626	14,462	11,868
Benefit for income taxes	(1,511)	(536)	(2,869)	(1,951)

	$4,151	$3,090	$11,593	$9,917

(6) Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(19,089)	$(3,517)	$(66,966)	$(15,367)
Preferred stock dividends	(5,367)	(5,352)	(15,926)	(15,940)
Less: Net income attributable to non-controlling interest	359	286	601	137

Net loss available to common stockholders	$(24,815)	$(9,155)	$(83,493)	$(31,444)

Denominator:
Weighted-average common shares outstanding—basic and diluted	81,735	80,792	81,417	80,492

Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries	$(0.30)	$(0.11)	$(1.03)	$(0.39)

The following potential dilutive securities were not included in the calculation of diluted net loss per common share because the inclusion thereof would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Denominator:
Options to purchase shares of common stock	10,239	9,730	10,239	9,730
Warrants	4	4	4	4
Conversion shares related to 3% convertible senior subordinated notes	3,411	3,411	3,411	3,411
Conversion shares related to subordinated convertible promissory notes	27	27	27	27
Conversion shares related to Series B convertible preferred stock	10,239	10,239	10,239	10,239

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	23,920	23,411	23,920	23,411

(7) Stockholders’ Equity and Non-controlling Interests

(a) Preferred Stock

For the three and nine months ended September 30, 2013, Series B preferred stock dividends amounted to $5.3 million and $15.9 million, respectively, and for the three and nine months ended September 30, 2012, Series B preferred stock dividends amounted to $5.4 million and $15.9 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net loss per common share for each of the respective periods. As of September 30, 2013, $5.3 million of Series B preferred stock dividends was accrued. As of October 15, 2013, payments have been made covering all dividend periods through September 30, 2013.

The Series B preferred stock dividends for the three and nine months ended September 30, 2013 and 2012 were paid in cash.

(b) Changes in Stockholders’ Equity and Non-controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the nine months ended September 30, 2013 and 2012 is provided below (in thousands):

	Nine Months Ended September 30,
	2013			2012
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$2,180,422	$2,282	$2,182,704	$2,229,234	$2,340	$2,231,574
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	17,555	—	17,555	14,261	—	14,261
Issuance of common stock for settlement of an acquisition-related contingent consideration obligation	—	—	—	1,243	—	1,243
Preferred stock dividends	(15,970)	—	(15,970)	(15,970)	—	(15,970)
Stock-based compensation related to grants of common stock options	14,462	—	14,462	11,868	—	11,868
Excess tax benefits on exercised stock options	(1,283)	—	(1,283)	(437)	—	(437)
Non-controlling interest from acquisition	—	1,788	1,788	—	—	—
Purchase of subsidiary shares from non-controlling interests	—	—	—	(35,079)	—	(35,079)
Dividend relating to non-controlling interest	—	—	—	—	(236)	(236)
Net income (loss)	(67,567)	601	(66,966)	(15,504)	200	(15,304)
Total other comprehensive income (loss)	(42,149)	—	(42,149)	39,675	—	39,675

Equity, end of period	$2,085,470	$4,671	$2,090,141	$2,229,291	$2,304	$2,231,595

(8) Business Combinations

Acquisitions are accounted for using the acquisition method and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. During the three and nine months ended September 30, 2013, we expensed acquisition-related costs of $0.5 million and $1.8 million, respectively, in general and administrative expense. During the three and nine months ended September 30, 2012, we expensed acquisition-related costs of $0.8 million and $6.1 million, respectively, in general and administrative expense.

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

(ii) Other acquisitions in 2013

During the nine months ended September 30, 2013, we acquired the following businesses for a preliminary aggregate purchase price of $47.7 million, which included cash payments totaling $35.8 million, contingent consideration obligations with an aggregate acquisition date fair value of $1.3 million, deferred purchase price consideration with an acquisition date fair value of $0.6 million and an $8.0 million bargain purchase gain.

•	certain assets of PT Mega Medika Mandiri, or Mega Medika, located in South Jakarta, Indonesia, a distributor of infectious disease products to the Indonesian marketplace as well as materials for vaccines to a pharmaceutical customer (Acquired January 2013)

•	Discount Diabetic, LLC, or Discount Diabetic, located in Phoenix, Arizona, a provider of blood glucose monitoring products, including diabetes testing systems and test strips and other products (Acquired April 2013)

•	the Medicare fee-for-service assets of Liberty Medical, or the Liberty business, located in Port St. Lucie, Florida, a leading mail order provider of diabetes testing supplies serving the needs of both Type 1 and Type 2 diabetic patients (Acquired April 2013)

•	51% share in Cardio Selfcare B.V., subsequently renamed Alere Health Services B.V., or Alere Health Services, located in Ede, the Netherlands, a developer of innovative software for the healthcare industry that develops and licenses software and sells medical devices to enable patients to perform medical self-care, including thrombosis self-care (Acquired May 2013)

•	74.9% interest in Pantech Proprietary Limited, or Pantech, located in Durban, South Africa, a supplier of rapid diagnostic test kits, including HIV, malaria, syphilis, drugs of abuse, 10 parameter urine sticks, glucometers and glucose sticks (Acquired July 2013)

The operating results of Mega Medika, Discount Diabetic, the Liberty business, Alere Health Services, and Pantech are included in our professional diagnostics reporting unit and business segment.

Our consolidated statement of operations for the three and nine months ended September 30, 2013 included revenue totaling approximately $26.6 million and $59.5 million, respectively, related to these businesses. Goodwill has been recognized in the Mega Medika, Alere Health Services and Pantech acquisitions and amounted to approximately $1.6 million. The goodwill related to the Mega Medika acquisition is deductible for tax purposes.

With respect to our acquisition of the Liberty business, the purchase price of the acquisition has been allocated to the net tangible and intangible assets acquired, with the excess of the fair value of assets acquired over the purchase price recorded as a bargain purchase gain. The $8.0 million bargain purchase gain has been recorded in other income (expense), net in our consolidated statement of operations and is not recognized for tax purposes. The bargain purchase gain resulted from our operating cost structure which we believe will allow us to operate this business more cost effectively than the sellers.

A summary of the preliminary fair values of the net assets acquired for the acquisitions consummated in 2013 is as follows (in thousands):

	Epocal	Other	Total
Current assets(1)	$12,089	$12,968	$25,057
Property, plant and equipment	1,267	1,669	2,936
Goodwill	99,449	1,629	101,078
Intangible assets	164,400	42,920	207,320
Other non-current assets	17,610	29	17,639

Total assets acquired	294,815	59,215	354,030

Current liabilities	2,627	5,398	8,025
Non-current liabilities	43,727	6,202	49,929

Total liabilities assumed	46,354	11,600	57,954

Net assets acquired	248,461	47,615	296,076
Less:
Contingent consideration	75,000	1,264	76,264
Non-controlling interest	—	1,774	1,774
Bargain purchase gain	—	8,023	8,023
Deferred purchase price consideration	—	768	768

Cash paid	$173,461	$35,786	$209,247

(1)	Includes approximately $3.3 million of acquired cash.

The following are the intangible assets acquired and their respective fair values and weighted-average useful lives (dollars in thousands):

	Epocal	Other	Total	Weighted- average Useful Life
Core technology and patents	$119,700	$—	$119,700	20.0 years
Software	—	804	804	10.0 years
Trademarks and trade names	20,500	10	20,510	19.2 years
Customer relationships	—	36,290	36,290	11.4 years
Other	—	5,816	5,816	3.0 years
In-process research and development	24,200	—	24,200	N/A

Total intangible assets	$164,400	$42,920	$207,320

(b) Acquisitions in 2012

During 2012, we acquired the following businesses for a preliminary aggregate purchase price of $494.5 million, which included cash payments totaling $418.9 million and contingent consideration obligations with aggregate acquisition date fair values of $75.6 million.

•	Reatrol Comercializacao De Produtos De Saude, LDA, subsequently renamed Alere Lda, located in Vila Nova de Gaia, Portugal, a distributor of products for drugs of abuse testing (Acquired January 2012)

•	Kullgren Holding AB, or Kullgren, located in Gensta, Sweden, a company that manufactures and distributes high-quality intimacy and pharmaceutical products (Acquired February 2012)

•	Wellogic ME FZ-LLC, or Wellogic UAE, located in Dubai, United Arab Emirates, a company that provides development services to Alere Wellogic, LLC, which acquired the assets of Method Factory, Inc. (d/b/a Wellogic), or Wellogic, in December 2011 (Acquired February 2012)

•	certain assets, primarily including customer and patient lists, of AmMed Direct LLC, or AmMed, located near Nashville, Tennessee, a privately-owned mail-order provider of home-diabetes testing products and supplies (Acquired March 2012)

•	eScreen, Inc., or eScreen, headquartered in Overland Park, Kansas, a technology-enabled provider of employment drug screening solutions for hiring and maintaining healthier and more efficient workforces (Acquired April 2012)

•	MedApps Holding Company, Inc., or MedApps, headquartered in Scottsdale, Arizona, a developer of innovative remote health monitoring solutions that deliver efficient cost-effective connectivity between patient, care provider and electronic medical records (Acquired July 2012)

•	Amedica Biotech, Inc., or Amedica, located in Hayward, California, a company focused on the development and manufacture of in vitro diagnostic tests (Acquired July 2012)

•	DiagnosisOne, Inc., or DiagnosisOne, located in Lowell, Massachusetts, a software company that provides clinical analytics technology and data-driven content to hospitals, physician groups, insurers and governments (Acquired July 2012)

•	Seelen Care Laege-og & Hospitalsartikler ApS, or Seelen, located in Holstebro, Denmark, a distributor of consumables, instruments and equipment to doctors, specialists and physiotherapists (Acquired August 2012)

•	certain assets of Diagnostik Nord, or Diagnostik, located in Schwerin, Germany, a company focused on the sale of drug screening and in vitro diagnostic medical devices and a provider of diagnostic solutions (Acquired September 2012)

•	Healthcare Connections Limited, or HCC, located in Buckinghamshire, United Kingdom, an occupational health provider specializing in employment medical programs, preventative health schemes and drug and alcohol sample collection services (Acquired November 2012)

•	the diagnostic division of Medial spol. s.r.o., subsequently renamed Alere s.r.o., located in Prague, Czech Republic, a distributor of laboratory diagnostic devices, devices operating in the point-of-care testing regime, diagnostic kits and tests for biochemistry, hematology, and microbiology (Acquired November 2012)

•	certain assets of Quantum Diagnostics, or Quantum Australia, located in Australia, an on-line medical supply company that provides a range of affordable drug and alcohol tests for personal, business and professional medical use (Acquired November 2012)

•	certain assets of NationsHealth, Inc. (now named Convey Health Solutions, Inc.) and certain assets of its subsidiary United States Pharmaceutical Group, LLC (now d/b/a Convey Health Solutions), or, collectively, NationsHealth, headquartered in Sunrise, Florida, a privately-owned mail-order provider of diabetes home-testing products and supplies, and a share acquisition of NationsHealth’s subsidiary in the Philippines, or NationsHealth Philippines (Acquired December 2012)

•	Branan Medical Corporation, or Branan, headquartered in Irvine, California, a manufacturer of drugs of abuse testing products (Acquired December 2012)

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

Our consolidated statement of operations for the three and nine months ended September 30, 2012 included revenue totaling approximately $14.4 million and $26.3 million, respectively, related to the businesses that were acquired during that period. Goodwill has been recognized in all of these acquisitions and amounted to approximately $239.3 million. Goodwill related to the acquisitions of AmMed, Diagnostik and the U.S.-based assets of NationsHealth, which totaled $8.2 million, is deductible for tax purposes. The goodwill related to the remaining 2012 acquisitions is not deductible for tax purposes.

A summary of the preliminary fair values of the net assets acquired for the acquisitions consummated in 2012 is as follows (in thousands):

Current assets(1)	$47,228
Property, plant and equipment	9,029
Goodwill	240,576
Intangible assets	325,223
Other non-current assets	17,261

Total assets acquired	639,317

Current liabilities	28,214
Non-current liabilities	116,580

Total liabilities assumed	144,794

Net assets acquired	494,523
Less:
Contingent consideration	75,620

Cash paid	$418,903

(1)	Includes approximately $3.8 million of acquired cash.

The following are the intangible assets acquired and their respective fair values and weighted-average useful lives (dollars in thousands):

	Amount	Weighted- average Useful Life
Core technology and patents	$148,103	18.7 years
Trademarks and trade names	19,390	18.3 years
Customer relationships	136,485	18.1 years
Non-competition agreements	1,118	5.1 years
Other	15,227	9.2 years
In-process research and development	4,900	N/A

Total intangible assets	$325,223

(9) Restructuring Plans

The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Caption	2013	2012	2013	2012
Cost of net revenue	$3,556	$1,080	$4,908	$2,069
Research and development	1,100	—	1,745	638
Sales and marketing	218	927	1,476	1,954
General and administrative	2,820	1,232	11,501	5,471

Total operating expenses	7,694	3,239	19,630	10,132
Interest expense, including amortization of original issue discounts and deferred financing costs	111	48	228	158

Total charges	$7,805	$3,287	$19,858	$10,290

(a) 2013 Restructuring Plans

In 2013, management developed cost reduction efforts within our professional diagnostics business segment, including businesses in our United States, Europe and Asia Pacific regions. Additionally, management is continuing to improve efficiencies within our health information solutions business segment, including winding down a small portion of this business, which resulted in charges associated with the impairment of related fixed and intangible assets. The following table summarizes the restructuring activities related to our 2013 restructuring plans for the three and nine months ended September 30, 2013 (in thousands):

	Three Months Ended September 30, 2013
	Professional Diagnostics	Health Information Solutions	Total
Severance-related costs	$3,876	$1,340	$5,216
Facility and transition costs	1,107	327	1,434
Other exit costs	—	2	2

Cash charges	4,983	1,669	6,652
Fixed asset and inventory impairments	470	—	470
Other non-cash charges	—	(20)	(20)

Total charges	$5,453	$1,649	$7,102

	Nine Months Ended September 30, 2013
	Professional Diagnostics	Health Information Solutions	Total
Severance-related costs	$5,960	$1,398	$7,358
Facility and transition costs	1,457	568	2,025
Other exit costs	—	2	2

Cash charges	7,417	1,968	9,385
Fixed asset and inventory impairments	470	170	640
Intangible asset impairments	—	2,596	2,596
Other non-cash charges	—	(20)	(20)

Total charges	$7,887	$4,714	$12,601

We anticipate incurring approximately $1.1 million and $0.3 million in additional costs under our 2013 restructuring plans related to our professional diagnostics business and health information solutions business segments, respectively, in the United States and Europe and may develop additional plans over the remainder of 2013. As of September 30, 2013, $4.7 million in severance and facility exit costs arising under our 2013 restructuring plans remain unpaid.

(b) 2012 Restructuring Plans

In 2012, management developed cost reduction plans within our professional diagnostics business segment, including the integration of our businesses in Brazil, Europe and the United States. Additionally, management developed new plans to continue our efforts to reduce costs within our health information solutions business segment, including the termination of certain projects, which resulted in charges for the impairment of related fixed and intangible assets. The following table summarizes the restructuring activities related to our 2012 restructuring plans for the three and nine months ended September 30, 2013 and 2012 and since inception (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception
Professional Diagnostics	2013	2012	2013	2012
Severance-related costs(1)	$(614)	$691	$(526)	$3,009	$4,206
Facility and transition costs	—	—	82	—	201

Cash charges	(614)	691	(444)	3,009	4,407
Fixed asset impairments	—	55	—	55	304

Total charges	$(614)	$746	$(444)	$3,064	$4,711

(1)	Severance-related costs for the three and nine months ended September 30, 2013 includes the reversal of an amount previously accrued which relates to a settlement resulting from a labor dispute.

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception
Health Information Solutions	2013	2012	2013	2012
Severance-related costs	$14	$516	$2,362	$1,735	$5,407
Facility and transition costs	—	465	4,271	590	5,505
Other exit costs	82	5	134	5	149

Cash charges	96	986	6,767	2,330	11,061
Fixed asset and inventory impairments	—	—	75	—	2,764
Intangible asset impairments	—	—	—	—	2,988
Other non-cash charges	—	—	(953)	—	(984)

Total charges	$96	$986	$5,889	$2,330	$15,829

We anticipate incurring approximately $0.5 million in additional transition and other facility costs under these plans related primarily to our health information solutions business segment through 2014. As of September 30, 2013, $3.8 million in severance and facility exit costs under these plans remain unpaid.

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

The following table summarizes the restructuring activities related to our 2011, 2010 and 2008 restructuring plans for the three and nine months ended September 30, 2013 and 2012 and since inception (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception
Professional Diagnostics	2013	2012	2013	2012
Severance-related costs	$46	$639	$242	$2,914	$19,955
Facility and transition costs	112	464	442	1,348	7,669
Other exit costs	14	16	45	52	743

Cash charges	172	1,119	729	4,314	28,367
Fixed asset and inventory impairments	350	290	350	424	6,724
Intangible asset impairments	686	—	686	—	686

Total charges	$1,208	$1,409	$1,765	$4,738	$35,777

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception
Health Information Solutions	2013	2012	2013	2012
Severance-related costs	$—	$—	$—	$—	$6,901
Facility and transition costs	—	114	—	(59)	8,010
Other exit costs	13	27	47	101	559

Cash charges	13	141	47	42	15,470
Fixed asset and inventory impairments	—	—	—	85	1,114
Intangible asset impairments	—	—	—	—	2,935
Other non-cash charges	—	—	—	—	761

Total charges	$13	$141	$47	$127	$20,280

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception
Corporate and Other	2013	2012	2013	2012
Severance-related costs	$—	$5	$—	$31	$1,219

Cash charges	—	5	—	31	1,219
Fixed asset and inventory impairments	—	—	—	—	3

Total charges	$—	$5	$—	$31	$1,222

We anticipate incurring approximately $0.5 million in additional costs under these plans related primarily to our professional diagnostics business segment. A majority of these additional costs relate to the transfer of the Panbio product manufacturing to Korea and are for severance and facility exit costs. We do not anticipate incurring significant additional costs under these plans related to our health information solutions business segment. As of September 30, 2013, $2.2 million in cash charges remain unpaid, primarily related to severance and facility lease obligations.

(d) Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $8.7 million is included in accrued expenses and other current liabilities and $2.0 million is included in other long-term liabilities on our accompanying consolidated balance sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2012	$3,167	$2,429	$622	$6,218
Cash charges	9,436	6,820	228	16,484
Payments	(7,515)	(4,149)	(227)	(11,891)
Currency adjustments	(72)	5	—	(67)

Balance, September 30, 2013	$5,016	$5,105	$623	$10,744

(10) Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	September 30, 2013	December 31, 2012
A term loans(1)(2)	$843,750	$878,438
B term loans(1)	906,500	913,438
Incremental B-1 term loans(1)	245,625	247,500
Incremental B-2 term loans(1)	195,470	196,739
Revolving line of credit(1)	170,000	22,500
7.25% Senior notes	450,000	450,000
7.875% Senior notes	—	1,809
9% Senior subordinated notes	—	392,933
8.625% Senior subordinated notes	400,000	400,000
6.5% Senior subordinated notes	425,000	—
3% Convertible senior subordinated notes	150,000	150,000
Other lines of credit	150	31,957
Other	51,738	3,593

	3,838,233	3,688,907
Less: Current portion	(47,701)	(60,232)

	$3,790,532	$3,628,675

(1)	Incurred under our secured credit facility.
(2)	Includes “A” term loans and “Delayed Draw” term loans under our secured credit facility.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our accompanying consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Secured credit facility (1)	$25,809	$27,474	$78,741	$77,422
7.25% Senior notes	8,535	—	25,371	—
7.875% Senior notes (2)	—	5,763	137	17,276
9% Senior subordinated notes (3)	—	10,373	54,043	31,090
8.625% Senior subordinated notes	9,273	9,274	27,820	27,823
6.5% Senior subordinated notes	7,172	—	10,185	—
3% Senior subordinated convertible notes	1,246	1,246	3,738	3,738

	$52,035	$54,130	$200,035	$157,349

(1)	Includes “A” term loans, including the “Delayed-Draw” term loans; “B” term loans; “Incremental B-1” term loans; “Incremental B-2” term loans; and revolving line of credit loans. For the three and nine months ended September 30, 2013, the amounts include $0.4 million and $2.2 million, respectively, related to the amortization of fees paid for certain debt modifications. For the three and nine months ended September 30, 2012, the amount includes $1.3 million and $4.0 million, respectively, related to the amortization of fees paid for certain debt modifications.
(2)	For the nine months ended September 30, 2013, this amount includes an approximate $0.2 million loss recorded in connection with the repurchase of our 7.875% senior notes.
(3)	An approximate $35.6 million loss in connection with the repurchase of our 9% senior subordinated notes has been included in the nine-month period ended September 30, 2013. Included in the $35.6 million is $19.0 million related to tender offer consideration and call premium which has been classified within cash flow from financing activities in our consolidated statement of cash flows.

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

The following table summarizes the effect of derivative instruments in our accompanying consolidated statement of operations (in thousands):

Derivative Instruments	Location of Gain Recognized in Income	Amount of Gain Recognized During the Three Months Ended September 30, 2012	Amount of Gain Recognized During the Nine Months Ended September 30, 2012
Foreign currency forward contracts	Other comprehensive income (loss)	$10	$465

Total gain	Other comprehensive income (loss)	$10	$465

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	September 30, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$820	$820	$—	$—

Total assets	$820	$820	$—	$—

Liabilities:
Contingent consideration obligations (1)	$234,559	$—	$—	$234,559

Total liabilities	$234,559	$—	$—	$234,559

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$904	$904	$—	$—

Total assets	$904	$904	$—	$—

Liabilities:
Contingent consideration obligations (1)	$176,172	$—	$—	$176,172

Total liabilities	$176,172	$—	$—	$176,172

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations.

Changes in the fair value of our Level 3 contingent consideration obligations during the nine months ended September 30, 2013 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2013	$176,172
Acquisition date fair value of contingent consideration obligations recorded	76,269
Net reclassifications	(12)
Foreign currency	(150)
Payments	(36,703)
Present value accretion	7,359
Adjustments, net (income) expense	11,624

Fair value of contingent consideration obligations, September 30, 2013	$234,559

At September 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt were $3.8 billion and $3.9 billion, respectively, at September 30, 2013. The carrying amount and estimated fair value of our long-term debt were $3.7 billion at December 31, 2012. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future.

(13) Defined Benefit Pension Plan

Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Interest cost	182	199	543	596
Expected return on plan assets	(156)	(152)	(465)	(457)
Amortization of prior service costs	103	104	308	312

Net periodic benefit cost	$129	$151	$386	$451

(14) Financial Information by Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our reportable operating segments are professional diagnostics, health information solutions, consumer diagnostics and corporate and other. Our operating results include license and royalty revenue which are allocated to professional diagnostics and consumer diagnostics on the basis of the original license or royalty agreement. We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Professional Diagnostics	Health Information Solutions	Consumer Diagnostics	Corporate and Other	Total
Three Months Ended September 30, 2013:
Net revenue	$590,801	$134,233	$28,848	$—	$753,882
Operating income (loss)	$53,189	$(7,203)	$3,347	$(29,034)	$20,299
Depreciation and amortization	$88,835	$22,600	$1,063	$287	$112,785
Non-cash charge associated with acquired inventory	$708	$—	$—	$—	$708
Restructuring charge	$6,033	$1,661	$—	$—	$7,694
Stock-based compensation	$—	$—	$—	$5,662	$5,662
Loss on disposition	$5,885	$—	$—	$—	$5,885
Three Months Ended September 30, 2012:
Net revenue	$531,442	$135,078	$24,896	$—	$691,416

	Professional Diagnostics	Health Information Solutions	Consumer Diagnostics	Corporate and Other	Total
Operating income (loss)	$63,298	$(14,357)	$4,615	$(14,824)	$38,732
Depreciation and amortization	$85,030	$24,313	$1,167	$239	$110,749
Restructuring charge	$2,139	$1,095	$—	$5	$3,239
Stock-based compensation	$—	$—	$—	$3,626	$3,626
Nine Months Ended September 30, 2013:
Net revenue	$1,777,055	$403,215	$76,846	$—	$2,257,116
Operating income (loss)	$185,925	$(32,855)	$9,031	$(66,909)	$95,192
Depreciation and amortization	$258,485	$64,062	$3,296	$846	$326,689
Non-cash charge associated with acquired inventory	$1,880	$—	$—	$—	$1,880
Restructuring charge	$9,162	$10,468	$—	$—	$19,630
Stock-based compensation	$—	$—	$—	$14,462	$14,462
Loss on disposition	$5,885	$—	$—	$—	$5,885
Nine Months Ended September 30, 2012:
Net revenue	$1,589,909	$404,452	$68,701	$—	$2,063,062
Operating income (loss)	$196,728	$(46,379)	$7,679	$(49,884)	$108,144
Depreciation and amortization	$245,911	$72,152	$3,604	$704	$322,371
Non-cash charge associated with acquired inventory	$4,681	$—	$—	$—	$4,681
Restructuring charge	$7,750	$2,351	$—	$31	$10,132
Stock-based compensation	$—	$—	$—	$11,868	$11,868
Assets:
As of September 30, 2013	$6,243,064	$555,563	$213,764	$142,228	$7,154,619
As of December 31, 2012	$6,214,847	$593,172	$192,748	$67,161	$7,067,928

The following tables summarize our net revenue from the professional diagnostics and health information solutions reporting segments by groups of similar products and services for the three and nine months ended September 30, 2013 and 2012 (in thousands):

Professional Diagnostics Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cardiology	$116,281	$122,372	$349,650	$386,795
Infectious disease	172,739	136,561	520,289	425,398
Toxicology	166,536	156,074	481,469	437,736
Diabetes	53,150	35,670	178,138	100,628
Other	78,607	78,077	235,992	230,519

Net product sales and services revenue	587,313	528,754	1,765,538	1,581,076
License and royalty revenue	3,488	2,688	11,517	8,833

Professional diagnostics net revenue	$590,801	$531,442	$1,777,055	$1,589,909

Health Information Solutions Segment:	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Disease and case management	$56,554	$57,383	$163,258	$165,277
Wellness	22,223	24,290	75,753	80,881
Women’s & children’s health	28,431	29,136	86,767	90,220
Patient self-testing services	27,025	24,269	77,437	68,074

Health information solutions net revenue	$134,233	$135,078	$403,215	$404,452

(15) Related Party Transactions

In May 2007, we completed the formation of Swiss Precision Diagnostics GmbH, or SPD, our 50/50 joint venture with P&G, for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting.

We had a net receivable from the joint venture of $3.2 million and $2.3 million as of September 30, 2013 and December 31, 2012, respectively. Included in the $3.2 million receivable balance as of September 30, 2013 is approximately $1.9 million of costs incurred in connection with our 2008 SPD-related restructuring plans. Included in the $2.3 million receivable balance as of December 31, 2012 is approximately $1.6 million of costs incurred in connection with our 2008 SPD-related restructuring plans.

We have also recorded a long-term receivable totaling approximately $13.0 million and $14.6 million as of September 30, 2013 and December 31, 2012, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying consolidated balance sheets in the amount of $10.0 million and $6.9 million as of September 30, 2013 and December 31, 2012, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $21.2 million and $56.5 million during the three and nine months ended September 30, 2013, respectively, and $15.9 million and $47.4 million during the three and nine months ended September 30, 2012, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.3 million and $0.9 million during the three and nine months ended September 30, 2013, respectively, and $0.3 million and $0.9 million during the three and nine months ended September 30, 2012, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.

Under the terms of our product supply agreement, the joint venture purchases products from our manufacturing facilities in the U.K. and China. The joint venture in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $10.0 million and $7.3 million of trade receivables which are included in accounts receivable on our accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively, and $25.4 million and $21.3 million of trade accounts payable which are included in accounts payable on our accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively. During the nine months ended September 30, 2013 and 2012, we received $10.8 million and $6.1 million, respectively, in cash from SPD as a return of capital.

The following table summarizes our related party balances with SPD within our consolidated balance sheets (in thousands):

Balance Sheet Caption:	September 30, 2013	December 31, 2012
Accounts receivable, net of allowances	$9,984	$7,317
Prepaid expenses and other current assets	$13,221	$9,161
Deferred financing costs, net, and other non-current assets	$12,955	$14,629
Accounts payable	$25,437	$21,258

(16) Other Arrangements

On February 19, 2013, we entered into an agreement with the Bill and Melinda Gates Foundation, or the Gates Foundation, whereby we were awarded a grant by the Gates Foundation in the amount of $21.6 million to support the development and commercialization of a validated, low-cost, nucleic-acid assay for clinical Tuberculosis, or TB, detection and drug-resistance test cartridges and adaptation of an analyzer platform capable of operation in rudimentary laboratories in low-resource settings. In connection with this agreement, we also entered into a loan agreement with the Gates Foundation, or the Gates Loan Agreement, which provides for the making of subordinated term loans by the Gates Foundation to us from time to time, subject to the achievement of certain milestones, in an aggregate principal amount of up to $20.6 million. Funding under the Gates Loan Agreement will be used in connection with the purchase of equipment for an automated high-throughput manufacturing line and other uses as necessary for the manufacture of the TB and HIV-related products. All loans under the Gates Loan Agreement are evidenced by promissory notes that we have executed and delivered to the Gates Foundation, bear interest at the rate of 3% per annum and, except to the extent earlier repaid by us, mature and are required to be repaid in full on December 31, 2019. As of September 30, 2013, we had borrowed no amounts under the Gates Loan Agreement. As of September 30, 2013, we had received approximately $7.9 million in grant-related funding from the Gates Foundation, which was recorded as restricted cash and deferred grant funding. The deferred grant funding is classified within accrued expenses and other current liabilities on our accompanying consolidated balance sheet. As qualified expenditures are incurred under the terms of the grant, we use the deferred funding to recognize a reduction of our related qualified research and development expenditures. For the three and nine months ended September 30, 2013, we incurred approximately $1.9 million and $4.3 million, respectively, of qualified expenditures, for which we reduced our deferred grant funding balance and recorded an offset to our research and development expenses.

(17) Material Contingencies

Acquisition-related Contingent Consideration Obligations

The following summarizes our principal contractual acquisition-related contingent consideration obligations as of September 30, 2013 that have changed significantly since December 31, 2012. Other acquisition-related contingent consideration obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012, but which are omitted below, represent those that have not changed significantly since that date.

•	Accordant

With respect to Accordant, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and cash collection targets starting after the second anniversary of the acquisition date and completed prior to the third anniversary of the acquisition date. An earn-out totaling $4.5 million was earned and accrued as of December 31, 2012. A payment of $1.5 million was made during each of the first, second and third quarters of 2013. No further payment obligations are outstanding as of September 30, 2013.

•	Alere Healthcare

With respect to Alere Healthcare, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the calendar years 2010 through 2012. The 2012 portion of the earn-out totaling $0.3 million, which was previously accrued at December 31, 2012, was paid during the second quarter of 2013. No further contingent consideration obligations related to this acquisition exist as of September 30, 2013.

•	Alere S.A.

With respect to Alere S.A., the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and EBITDA targets during each of the calendar years 2011 through 2016. The remaining earn-out was settled for BRL 6.9 million (approximately $3.1 million). A payment of BRL 2.9 million was paid during the third quarter of 2013 and the remaining BRL 4.0 million will be paid in 48 equal monthly installments beginning in August 2013. No further contingent consideration obligations related to this acquisition exist as of September 30, 2013.

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

With respect to Branan, the terms of the acquisition agreement require us to pay earn-outs upon successfully achieving various regulatory product approval milestones by the second anniversary of the acquisition date. Four milestones were achieved during 2012, resulting in an accrual totaling approximately $2.0 million as of December 31, 2012. During the first quarter of 2013, two additional milestones were achieved, resulting in an incremental accrual of $1.0 million. Payment of these earn-outs was made during the first quarter of 2013. The maximum remaining amount of the earn-out payments is $1.8 million.

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

With respect to Immunalysis, the terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain gross profit targets during each of the calendar years 2010 through 2012. During the second quarter of 2013, it was determined that the 2012 earn-out totaling $1.7 million had been achieved and payment was made during the same quarter. No further contingent consideration obligations related to this acquisition exist as of September 30, 2013.

Additionally, we had a contractual contingent obligation to pay up to $3.0 million in compensation to certain executives of Immunalysis in accordance with the acquisition agreement that, to the extent earned, was paid out in connection with the contingent consideration payable to the former shareholders of Immunalysis, for each of the calendar years 2010, 2011 and 2012. Payment of the 2012 compensation totaling $1.0 million, which was previously accrued at December 31, 2012, was made during the second quarter of 2013. No further such compensation obligations related to this acquisition exist as of September 30, 2013.

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

With respect to NationsHealth, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain operational targets within one year of the acquisition date. During the second quarter of 2013, the earn-out was accrued for a settlement amount of $2.0 million, which was paid during the third quarter of 2013. No further contingent consideration obligations related to this acquisition exist as of September 30, 2013.

•	Pantech

With respect to Pantech, the terms of the acquisition agreement requires us to pay a maximum earn-out of approximately $0.6 million based upon successfully meeting certain EBITDA targets in each of the three years post-closing.

•	ROAR

With respect to Forensics Limited, or ROAR, the terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain EBITDA targets during 2012 through 2014. Payment of the 2012 earn-out totaling approximately £1.0 million (approximately $1.5 million), which was previously accrued at December 31, 2012, was made during the first quarter of 2013. The maximum remaining amount of the earn-out payments is £9.5 million (approximately $15.2 million at September 30, 2013).

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

Recent Accounting Pronouncement

In July 2013, the FASB issued Accounting Standards Update, or ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, or ASU 2013-11. ASU 2013-11 requires an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. ASU 2013-11 is effective for fiscal years beginning on or after December 15, 2013, and for interim periods within those fiscal years. We do not expect that the adoption of this ASU will have a material impact on our consolidated financial statements.

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

(19) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

We have a 50/50 joint venture, called SPD, with P&G for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. We recorded earnings of $4.7 million and $11.4 million during the three and nine months ended September 30, 2013, respectively, and earnings of $2.1 million and $8.2 million during the three and nine months ended September 30, 2012, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net income or losses, as applicable, for the respective periods.

(b) TechLab

We own 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic-associated diarrhea and parasitology. We recorded earnings of $0.5 million and $1.3 million during the three and nine months ended September 30, 2013, respectively, and earnings of $0.6 million and $1.8 million during the three and nine months ended September 30, 2012, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Combined Condensed Results of Operations:	2013	2012	2013	2012
Net revenue	$49,272	$54,650	$153,096	$165,483

Gross profit	$40,158	$34,411	$112,862	$105,175

Net income after taxes	$10,543	$5,399	$25,549	$20,083

Combined Condensed Balance Sheet:	September 30, 2013	December 31, 2012
Current assets	$95,764	$79,842
Non-current assets	37,909	38,991

Total assets	$133,673	$118,833

Current liabilities	$39,468	$45,084
Non-current liabilities	6,268	6,791

Total liabilities	$45,736	$51,875

(20) Loss on Disposition

In July 2013, we sold our Spinreact operations located in Spain, which was part of our professional diagnostics reporting unit and business segment, for $32.0 million in cash proceeds and, as a result of this transaction, we recorded a loss on disposition of $5.9 million during the quarter ended September 30, 2013. The financial results for our Spinreact operations are immaterial to our consolidated financial results.

(21) Guarantor Financial Information

Our 7.25% senior notes due 2018, our 8.625% senior subordinated notes due 2018, and our 6.5% senior subordinated notes due 2020 are guaranteed by certain of our consolidated wholly owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of September 30, 2013 and December 31, 2012, the related statements of operations and statements of comprehensive income (loss) for each of the three and nine months ended September 30, 2013 and 2012, respectively, and the statements of cash flows for the nine months ended September 30, 2013 and 2012, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$223,254	$330,389	$(44,605)	$509,038
Services revenue	—	220,439	20,221	—	240,660

Net product sales and services revenue	—	443,693	350,610	(44,605)	749,698
License and royalty revenue	—	5,103	4,057	(4,976)	4,184

Net revenue	—	448,796	354,667	(49,581)	753,882

Cost of net product sales	887	129,408	165,396	(37,457)	258,234
Cost of services revenue	—	120,032	10,292	(5,331)	124,993

Cost of net product sales and services revenue	887	249,440	175,688	(42,788)	383,227
Cost of license and royalty revenue	—	17	6,967	(4,975)	2,009

Cost of net revenue	887	249,457	182,655	(47,763)	385,236

Gross profit (loss)	(887)	199,339	172,012	(1,818)	368,646
Operating expenses:
Research and development	5,515	15,817	19,166	—	40,498
Sales and marketing	1,579	81,107	76,901	—	159,587
General and administrative	23,027	61,489	57,861	—	142,377
Loss on disposition	—	—	5,885	—	5,885

Operating income (loss)	(31,008)	40,926	12,199	(1,818)	20,299
Interest expense, including amortization of original issue discounts and deferred financing costs	(52,318)	(6,326)	(2,721)	7,945	(53,420)
Other income (expense), net	(6,775)	5,770	81	(7,945)	(8,869)

Income (loss) before provision (benefit) for income taxes	(90,101)	40,370	9,559	(1,818)	(41,990)
Provision (benefit) for income taxes	(29,302)	14,928	(2,214)	(560)	(17,148)

Income (loss) before equity earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(60,799)	25,442	11,773	(1,258)	(24,842)
Equity earnings (losses) of subsidiaries, net of tax	41,246	(337)	—	(40,909)	—
Equity earnings of unconsolidated entities, net of tax	464	—	5,217	72	5,753

Net income (loss)	(19,089)	25,105	16,990	(42,095)	(19,089)
Less: Net income attributable to non-controlling interests	—	—	359	—	359

Net income (loss) attributable to Alere Inc. and Subsidiaries	(19,089)	25,105	16,631	(42,095)	(19,448)
Preferred stock dividends	(5,367)	—	—	—	(5,367)

Net income (loss) available to common stockholders	$(24,456)	$25,105	$16,631	$(42,095)	$(24,815)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$219,484	$282,369	$(42,040)	$459,813
Services revenue	—	210,761	15,654	—	226,415

Net product sales and services revenue	—	430,245	298,023	(42,040)	686,228
License and royalty revenue	—	(4,912)	4,868	5,232	5,188

Net revenue	—	425,333	302,891	(36,808)	691,416

Cost of net product sales	928	107,410	152,607	(37,333)	223,612
Cost of services revenue	—	115,212	7,161	(2,242)	120,131

Cost of net product sales and services revenue	928	222,622	159,768	(39,575)	343,743
Cost of license and royalty revenue	—	5	(3,339)	5,232	1,898

Cost of net revenue	928	222,627	156,429	(34,343)	345,641

Gross profit (loss)	(928)	202,706	146,462	(2,465)	345,775

Operating expenses:
Research and development	6,292	18,007	16,263	—	40,562
Sales and marketing	1,220	85,866	73,558	—	160,644
General and administrative	11,392	48,704	45,741	—	105,837

Total operating expenses	18,904	152,577	135,562	—	307,043

Operating income (loss)	(19,832)	50,129	10,900	(2,465)	38,732
Interest expense, including amortization of original issue discounts and deferred financing costs	(54,324)	(9,278)	(2,783)	11,524	(54,861)
Other income (expense), net	1,534	8,319	599	(11,524)	(1,072)

Income (loss) before provision (benefit) for income taxes	(72,622)	49,170	8,716	(2,465)	(17,201)
Provision (benefit) for income taxes	(27,401)	17,014	643	(933)	(10,677)

Income (loss) before equity earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(45,221)	32,156	8,073	(1,532)	(6,524)
Equity earnings (losses) of subsidiaries, net of tax	41,052	(230)	—	(40,822)	—
Equity earnings of unconsolidated entities, net of tax	652	—	2,405	(50)	3,007

Net income (loss)	(3,517)	31,926	10,478	(42,404)	(3,517)
Less: Net income attributable to non-controlling interests	—	—	286	—	286

Net income (loss) attributable to Alere Inc. and Subsidiaries	(3,517)	31,926	10,192	(42,404)	(3,803)
Preferred stock dividends	(5,352)	—	—	—	(5,352)

Net income (loss) available to common stockholders	$(8,869)	$31,926	$10,192	$(42,404)	$(9,155)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$665,672	$1,016,614	$(143,410)	$1,538,876
Services revenue	—	644,760	60,367	—	705,127

Net product sales and services revenue	—	1,310,432	1,076,981	(143,410)	2,244,003
License and royalty revenue	—	10,908	12,662	(10,457)	13,113

Net revenue	—	1,321,340	1,089,643	(153,867)	2,257,116

Cost of net product sales	2,722	367,552	519,559	(125,332)	764,501
Cost of services revenue	—	355,930	28,511	(14,480)	369,961

Cost of net product sales and services revenue	2,722	723,482	548,070	(139,812)	1,134,462
Cost of license and royalty revenue	—	52	15,668	(10,456)	5,264

Cost of net revenue	2,722	723,534	563,738	(150,268)	1,139,726

Gross profit (loss)	(2,722)	597,806	525,905	(3,599)	1,117,390
Operating expenses:
Research and development	16,167	49,354	56,931	—	122,452
Sales and marketing	4,384	245,148	225,933	—	475,465
General and administrative	51,531	200,646	166,219	—	418,396
Loss on disposition	—	—	5,885	—	5,885

Operating income (loss)	(74,804)	102,658	70,937	(3,599)	95,192
Interest expense, including amortization of original issue discounts and deferred financing costs	(200,836)	(19,729)	(9,209)	26,502	(203,272)
Other income (expense), net	(7,612)	17,665	8,173	(26,502)	(8,276)

Income (loss) before provision (benefit) for income taxes	(283,252)	100,594	69,901	(3,599)	(116,356)
Provision (benefit) for income taxes	(102,473)	44,896	22,663	(1,238)	(36,152)

Income (loss) before equity earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(180,779)	55,698	47,238	(2,361)	(80,204)
Equity earnings (losses) of subsidiaries, net of tax	112,535	(1,510)	—	(111,025)	—
Equity earnings of unconsolidated entities, net of tax	1,278	—	11,932	28	13,238

Net income (loss)	(66,966)	54,188	59,170	(113,358)	(66,966)
Less: Net income attributable to non-controlling interests	—	—	601	—	601

Net income (loss) attributable to Alere Inc. and Subsidiaries	(66,966)	54,188	58,569	(113,358)	(67,567)
Preferred stock dividends	(15,926)	—	—	—	(15,926)

Net income (loss) available to common stockholders	$(82,892)	$54,188	$58,569	$(113,358)	$(83,493)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$649,719	$854,113	$(104,807)	$1,399,025
Services revenue	—	605,193	47,511	—	652,704

Net product sales and services revenue	—	1,254,912	901,624	(104,807)	2,051,729
License and royalty revenue	—	8,982	10,016	(7,665)	11,333

Net revenue	—	1,263,894	911,640	(112,472)	2,063,062

Cost of net product sales	2,635	311,722	456,760	(99,453)	671,664
Cost of services revenue	—	311,718	22,074	(2,242)	331,550

Cost of net product sales and services revenue	2,635	623,440	478,834	(101,695)	1,003,214
Cost of license and royalty revenue	—	15	13,044	(7,665)	5,394

Cost of net revenue	2,635	623,455	491,878	(109,360)	1,008,608

Gross profit (loss)	(2,635)	640,439	419,762	(3,112)	1,054,454

Operating expenses:
Research and development	17,361	53,528	49,120	—	120,009
Sales and marketing	3,096	260,283	215,165	—	478,544
General and administrative	37,590	174,639	135,528	—	347,757

Total operating expenses	58,047	488,450	399,813	—	946,310

Operating income (loss)	(60,682)	151,989	19,949	(3,112)	108,144
Interest expense, including amortization of original issue discounts and deferred financing costs	(158,009)	(31,291)	(9,853)	38,034	(161,119)
Other income (expense), net	(2,552)	33,550	21,606	(38,034)	14,570

Income (loss) before provision (benefit) for income taxes	(221,243)	154,248	31,702	(3,112)	(38,405)
Provision (benefit) for income taxes	(74,149)	59,013	3,494	(979)	(12,621)

Income (loss) before equity earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(147,094)	95,235	28,208	(2,133)	(25,784)
Equity earnings (losses) of subsidiaries, net of tax	129,929	(763)	—	(129,166)	—
Equity earnings (losses) of unconsolidated entities, net of tax	1,798	—	8,643	(24)	10,417

Net income (loss)	(15,367)	94,472	36,851	(131,323)	(15,367)
Less: Net income attributable to non-controlling interests	—	—	137	—	137

Net income (loss) attributable to Alere Inc. and Subsidiaries	(15,367)	94,472	36,714	(131,323)	(15,504)
Preferred stock dividends	(15,940)	—	—	—	(15,940)

Net income (loss) available to common stockholders	$(31,307)	$94,472	$36,714	$(131,323)	$(31,444)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(19,089)	$25,105	$16,990	$(42,095)	$(19,089)

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	524	—	66,742	2	67,268
Unrealized gains on hedging instruments	—	—	20	—	20
Minimum pension liability adjustment	—	—	(369)	—	(369)

Other comprehensive income, before tax	524	—	66,393	2	66,919
Income tax provision (benefit) related to items of other comprehensive income	—	—	—	—	—

Other comprehensive income, net of tax	524	—	66,393	2	66,919

Comprehensive income (loss)	(18,565)	25,105	83,383	(42,093)	47,830
Less: Comprehensive income attributable to non-controlling interests	—	—	359	—	359

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(18,565)	$25,105	$83,024	$(42,093)	$47,471

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(3,517)	$31,926	$10,478	$(42,404)	$(3,517)

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	132	1	36,027	3,535	39,695
Unrealized gains on available for sale securities	141	—	—	—	141
Unrealized gains on hedging instruments	—	—	10	—	10
Minimum pension liability adjustment	—	—	(98)	—	(98)

Other comprehensive income, before tax	273	1	35,939	3,535	39,748
Income tax provision related to items of other comprehensive income (loss)	360	—	—	—	360

Other comprehensive income (loss), net of tax	(87)	1	35,939	3,535	39,388

Comprehensive income (loss)	(3,604)	31,927	46,417	(38,869)	35,871
Less: Comprehensive income attributable to non-controlling interests	—	—	286	—	286

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(3,604)	$31,927	$46,131	$(38,869)	$35,585

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(66,966)	$54,188	$59,170	$(113,358)	$(66,966)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(329)	—	(42,188)	2	(42,515)
Unrealized gains on hedging instruments	—	—	31	—	31
Minimum pension liability adjustment	—	—	335	—	335

Other comprehensive loss, before tax	(329)	—	(41,822)	2	(42,149)
Income tax provision (benefit) related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive loss, net of tax	(329)	—	(41,822)	2	(42,149)

Comprehensive income (loss)	(67,295)	54,188	17,348	(113,356)	(109,115)
Less: Comprehensive income attributable to non-controlling interests	—	—	601	—	601

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(67,295)	$54,188	$16,747	$(113,356)	$(109,716)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(15,367)	$94,472	$36,851	$(131,323)	$(15,367)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(100)	(302)	37,136	2,123	38,857
Unrealized gains on available for sale securities	926	5	—	—	931
Unrealized gains on hedging instruments	17	—	448	—	465
Minimum pension liability adjustment	—	—	(218)	—	(218)

Other comprehensive income (loss), before tax	843	(297)	37,366	2,123	40,035
Income tax provision related to items of other comprehensive income (loss)	360	—	—	—	360

Other comprehensive income (loss), net of tax	483	(297)	37,366	2,123	39,675

Comprehensive income (loss)	(14,884)	94,175	74,217	(129,200)	24,308
Less: Comprehensive income attributable to non-controlling interests	—	—	137	—	137

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(14,884)	$94,175	$74,080	$(129,200)	$24,171

CONSOLIDATING BALANCE SHEET

September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$47,863	$76,234	$229,896	$—	$353,993
Restricted cash	4,439	2,309	1,157	—	7,905
Marketable securities	—	815	5	—	820
Accounts receivable, net of allowances	—	256,578	312,295	—	568,873
Inventories, net	—	170,372	225,894	(25,818)	370,448
Deferred tax assets	8,749	35,980	9,440	4,008	58,177
Prepaid expenses and other current assets	3,911	34,732	75,999	(41)	114,601
Intercompany receivables	332,124	714,131	61,898	(1,108,153)	—

Total current assets	397,086	1,291,151	916,584	(1,130,004)	1,474,817
Property, plant and equipment, net	9,048	291,621	243,981	(379)	544,271
Goodwill	—	1,810,036	1,293,459	—	3,103,495
Other intangible assets with indefinite lives	—	12,900	46,053	—	58,953
Finite-lived intangible assets, net	8,786	1,003,272	735,480	—	1,747,538
Restricted cash—non-current	—	—	29,045	—	29,045
Deferred financing costs, net and other non-current assets	58,996	9,299	18,247	(53)	86,489
Investments in subsidiaries	4,473,400	274,450	127,711	(4,875,561)	—
Investments in unconsolidated entities	30,221	—	58,049	13,552	101,822
Deferred tax assets	—	—	8,189	—	8,189
Intercompany notes receivable	1,541,655	665,623	97,887	(2,305,165)	—

Total assets	$6,519,192	$5,358,352	$3,574,685	$(8,297,610)	$7,154,619

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$—	$25	$—	$25
Current portion of long-term debt	45,000	348	2,353	—	47,701
Current portion of capital lease obligations	—	3,808	2,725	—	6,533
Accounts payable	18,702	77,163	99,126	—	194,991
Accrued expenses and other current liabilities	(381,276)	604,035	225,084	(615)	447,228
Intercompany payables	677,842	149,645	280,668	(1,108,155)	—

Total current liabilities	360,268	834,999	609,981	(1,108,770)	696,478

Long-term liabilities:
Long-term debt, net of current portion	3,750,057	150	40,325	—	3,790,532
Capital lease obligations, net of current portion	—	6,133	8,793	—	14,926
Deferred tax liabilities	(27,768)	282,942	97,211	474	352,859
Other long-term liabilities	20,198	57,762	131,776	(53)	209,683
Intercompany notes payables	330,967	1,503,599	470,599	(2,305,165)	—

Total long-term liabilities	4,073,454	1,850,586	748,704	(2,304,744)	4,368,000

Stockholders’ equity	2,085,470	2,672,767	2,211,329	(4,884,096)	2,085,470
Non-controlling interests	—	—	4,671	—	4,671

Total equity	2,085,470	2,672,767	2,216,000	(4,884,096)	2,090,141

Total liabilities and equity	$6,519,192	$5,358,352	$3,574,685	$(8,297,610)	$7,154,619

CONSOLIDATING BALANCE SHEET

December 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$3,623	$67,449	$257,274	$—	$328,346
Restricted cash	—	1,680	1,396	—	3,076
Marketable securities	—	787	117	—	904
Accounts receivable, net of allowances	—	241,050	283,282	—	524,332
Inventories, net	—	142,413	203,230	(8,522)	337,121
Deferred tax assets	12,193	39,601	13,138	2,790	67,722
Prepaid expenses and other current assets	(20,636)	99,271	66,634	(33)	145,236
Intercompany receivables	298,812	1,254,727	55,847	(1,609,386)	—

Total current assets	293,992	1,846,978	880,918	(1,615,151)	1,406,737
Property, plant and equipment, net	2,679	293,260	239,082	(552)	534,469
Goodwill	—	1,820,438	1,227,967	—	3,048,405
Other intangible assets with indefinite lives	—	14,600	21,851	—	36,451
Finite-lived intangible assets, net	24,701	1,132,656	676,868	—	1,834,225
Deferred financing costs, net and other non-current assets	78,522	10,341	20,065	(71)	108,857
Investments in subsidiaries	4,114,478	222,175	73,940	(4,410,593)	—
Investments in unconsolidated entities	33,979	—	56,512	—	90,491
Deferred tax assets	—	782	7,511	—	8,293
Intercompany notes receivable	1,724,650	722,552	1,278	(2,448,480)	—

Total assets	$6,273,001	$6,063,782	$3,205,992	$(8,474,847)	$7,067,928

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,000	$349	$14,883	$—	$60,232
Current portion of capital lease obligations	—	3,209	3,475	—	6,684
Accounts payable	7,993	76,256	85,725	—	169,974
Accrued expenses and other current liabilities	(388,830)	586,116	214,659	(26)	411,919
Intercompany payables	557,578	806,507	245,300	(1,609,385)	—

Total current liabilities	221,741	1,472,437	564,042	(1,609,411)	648,809

Long-term liabilities:
Long-term debt, net of current portion	3,617,068	374	11,233	—	3,628,675
Capital lease obligations, net of current portion	—	5,412	7,505	—	12,917
Deferred tax liabilities	(5,329)	333,388	100,216	(87)	428,188
Other long-term liabilities	17,678	72,890	76,138	(71)	166,635
Intercompany notes payables	241,421	1,630,376	576,684	(2,448,481)	—

Total long-term liabilities	3,870,838	2,042,440	771,776	(2,448,639)	4,236,415

Stockholders’ equity	2,180,422	2,548,905	1,867,892	(4,416,797)	2,180,422
Non-controlling interests	—	—	2,282	—	2,282

Total equity	2,180,422	2,548,905	1,870,174	(4,416,797)	2,182,704

Total liabilities and equity	$6,273,001	$6,063,782	$3,205,992	$(8,474,847)	$7,067,928

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(66,966)	$54,188	$59,170	$(113,358)	$(66,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity (earnings) losses of subsidiaries, net of tax	(112,535)	1,510	—	111,025	—
Non-cash interest expense, including amortization of original issue discounts and write-off of deferred financing costs	13,814	229	45	—	14,088
Depreciation and amortization	3,731	188,745	134,317	(104)	326,689
Non-cash charges for sale of inventories revalued at the date of acquisition	—	—	1,880	—	1,880
Non-cash stock-based compensation expense	5,836	3,646	4,980	—	14,462
Impairment of inventory	—	27	216	—	243
Impairment of long-lived assets	—	2,954	1,147	—	4,101
Loss on sale of fixed assets	—	1,118	731	—	1,849
Equity earnings of unconsolidated entities, net of tax	(1,278)	—	(11,932)	(28)	(13,238)
Deferred income taxes	(17,386)	(27,285)	(27,830)	(1,154)	(73,655)
Loss on extinguishment of debt	35,603	—	—	—	35,603
Loss on disposition	—	—	5,885	—	5,885
Bargain purchase gain	—	—	(5,707)	—	(5,707)
Other non-cash items	5,201	(8)	1,481	—	1,481
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(15,528)	(41,782)	—	(57,310)
Inventories, net	—	(45,883)	(30,615)	3,771	(72,727)
Prepaid expenses and other current assets	(64,547)	67,871	(4,941)	(7,515)	(9,132)
Accounts payable	5,918	(1,453)	11,516	—	15,981
Accrued expenses and other current liabilities	10,396	17,570	2,342	6,934	37,242
Other non-current liabilities	(915)	(15,197)	8,739	516	(6,857)
Intercompany payable (receivable)	298,083	(182,214)	(115,869)	—	—

Net cash provided by (used in) operating activities	114,955	50,290	(6,227)	87	159,105

Cash Flows from Investing Activities:
Increase in restricted cash	(4,439)	(630)	(28,812)	—	(33,881)
Purchases of property, plant and equipment	(1,037)	(42,950)	(58,860)	11,939	(90,908)
Proceeds from sale of property, plant and equipment	—	6,908	11,186	(12,263)	5,831
Cash received from disposition	—	—	32,000	—	32,000
Cash paid for acquisitions, net of cash acquired	(157,373)	—	(8,823)	—	(166,196)
Cash received from equity method investments	490	—	10,772	—	11,262
(Increase) decrease in other assets	19,244	(2,047)	2,065	(18)	19,244

Net cash used in investing activities	(143,115)	(38,719)	(40,472)	(342)	(222,648)

Cash Flows from Financing Activities:
Cash paid for financing costs	(9,798)	—	—	—	(9,798)
Cash paid for contingent purchase price consideration	(27,165)	—	(331)	—	(27,496)
Proceeds from issuance of common stock, net of issuance costs	17,555	—	—	—	17,555
Proceeds from issuance of long-term debt	425,000	989	34,152	—	460,141
Payments on long-term debt	(446,845)	(1,213)	(7,099)	—	(455,157)
Net proceeds (payments) under revolving credit facilities	147,500	—	(8,732)	—	138,768
Borrowings from short-term debt	—	—	25	—	25
Cash paid for dividends	(15,970)	—	—	—	(15,970)
Excess tax benefits on exercised stock options	205	181	48	—	434
Principal payments on capital lease obligations	—	(2,715)	(2,626)	—	(5,341)
Other	(18,953)	—	—	—	(18,953)

Net cash provided by (used in) financing activities	71,529	(2,758)	15,437	—	84,208

Foreign exchange effect on cash and cash equivalents	871	(28)	3,884	255	4,982

Net increase (decrease) in cash and cash equivalents	44,240	8,785	(27,378)	—	25,647
Cash and cash equivalents, beginning of period	3,623	67,449	257,274	—	328,346

Cash and cash equivalents, end of period	$47,863	$76,234	$229,896	$—	$353,993

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(15,367)	$94,472	$36,851	$(131,323)	$(15,367)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity (earnings) losses of subsidiaries, net of tax	(129,929)	763	—	129,166	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	15,929	158	—	—	16,087
Depreciation and amortization	4,314	198,576	119,462	19	322,371
Non-cash charges for sale of inventories revalued at the date of acquisition	—	1,400	3,281	—	4,681
Non-cash stock-based compensation expense	3,119	4,309	4,440	—	11,868
Impairment of inventory	—	5	290	—	295
Impairment of long-lived assets	—	219	55	—	274
(Gain) loss on sale of property, plant and equipment	3	(4,029)	(168)	—	(4,194)
Equity earnings of unconsolidated entities, net of tax	(1,798)	—	(8,643)	24	(10,417)
Deferred income taxes	20,901	(38,495)	(25,122)	(903)	(43,619)
Other non-cash items	(1,156)	685	6,207	—	5,736
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(6,468)	(1,793)	—	(8,261)
Inventories, net	—	4,881	(23,303)	2,826	(15,596)
Prepaid expenses and other current assets	(419,146)	410,233	13,059	25	4,171
Accounts payable	3,961	(2,327)	(18,377)	—	(16,743)
Accrued expenses and other current liabilities	354,452	(323,909)	(5,843)	(584)	24,116
Other non-current liabilities	(7,158)	(1,634)	(13,275)	428	(21,639)
Intercompany payable (receivable)	297,741	(322,706)	27,088	(2,123)	—

Net cash provided by operating activities	125,866	16,133	114,209	(2,445)	253,763

Cash Flows from Investing Activities:
Decrease in restricted cash	—	12	5,759	—	5,771
Purchases of property, plant and equipment	(1,149)	(69,092)	(94,311)	67,243	(97,309)
Proceeds from sale of property, plant and equipment	—	22,230	66,281	(66,128)	22,383
Cash received from (paid for) acquisitions, net of cash acquired	(364,731)	1,469	(21,518)	—	(384,780)
Cash received from sales of marketable securities	—	268	3	—	271
Net cash received from equity method investments	490	—	6,066	—	6,556
(Increase) decrease in other assets	(10,028)	(615)	1,275	55	(9,313)

Net cash used in investing activities	(375,418)	(45,728)	(36,445)	1,170	(456,421)

Cash Flows from Financing Activities:
Cash paid for financing costs	(2,313)	—	—	—	(2,313)
Cash paid for contingent purchase price consideration	(16,248)	—	—	—	(16,248)
Proceeds from issuance of common stock, net of issuance costs	14,260	—	—	—	14,260
Proceeds from issuance of long-term debt	198,000	—	288	—	198,288
Payments on long-term debt	(33,250)	(455)	(8,848)	—	(42,553)
Net proceeds (payments) under revolving credit facilities	97,500	(2)	(6,336)	—	91,162
Payments on short-term debt	(6,240)	—	—	—	(6,240)
Cash paid for dividends	(15,970)	—	—	—	(15,970)
Excess tax benefits on exercised stock options	183	74	20	—	277
Principal payments on capital lease obligations	—	(1,503)	(3,422)	—	(4,925)
Other	—	—	(2,811)	—	(2,811)

Net cash provided by (used in) financing activities	235,922	(1,886)	(21,109)	—	212,927

Foreign exchange effect on cash and cash equivalents	1,508	331	(10,302)	1,275	(7,188)

Net increase (decrease) in cash and cash equivalents	(12,122)	(31,150)	46,353	—	3,081
Cash and cash equivalents, beginning of period	12,451	95,212	191,510	—	299,173

Cash and cash equivalents, end of period	$329	$64,062	$237,863	$—	$302,254

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2012, we focused on completing the foundation for this business model by expanding our presence in toxicology and diabetes through acquisitions. Our toxicology group is now a full-service provider to a broad range of domestic and foreign employers in industries that require rigorous drug testing. We built a strong presence in diabetes through targeted acquisitions. Including the effect of acquisitions completed in early 2013, we now service more than 670,000 active diabetes customers. We believe that the strong foundation that we have built in diabetes, specifically in our mail-order diabetes testing supply business, has provided us with a competitive advantage in dealing with the impact of Centers for Medicare and Medicaid Services’, or CMS’, reduction in reimbursement rates for diabetes testing supplies by approximately 70% effective July 1, 2013.

Core to our strategy are health information solutions that enable diagnostic data to be fed directly into an information exchange that integrates the diagnostic data with other patient-related information in a single health record. In recent periods, we have focused on acquiring health information solutions that will supplement our internally developed information solutions, including Apollo, and improve our ability to execute our business strategy. We offer a variety of connectivity tools, software-based analytics, clinical decision support tools, and health improvement programs that enable healthcare providers to initiate earlier interventions, personalize treatment plans, lower costs by reducing hospital readmissions, and measure improvements in outcomes at both a patient and population level.

We remain focused on enhancing shareholder value through our three-point plan to accelerate organic growth, improve operational execution and deleverage our capital structure. We continue to build momentum behind our next generation of novel diagnostic platforms that we expect will drive our growth in future years. With our novel molecular diagnostic platforms in the late stages of development and nearing launch, we have now begun to refocus our research and development efforts away from long-term projects towards product enhancements and menu expansion for our existing and recently launched platforms. We are also focused on improving our operational efficiency, including reducing selling, general and administrative expense, in order to generate dependable, long-term cash flow. To achieve this we are implementing a variety of global shared service initiatives, particularly in the areas of distribution and information technology, as well as implementing and expanding services from our recently established global in-sourcing facility in the Philippines. Additionally, with the foundation of our business essentially complete, we are exploring divestures of non-core businesses, with the $32.0 million sale of our Spinreact operations in Spain in July 2013 representing the first such disposition. We expect to use our improved cash flow, as well as the proceeds from non-core divestitures, or portions thereof, to reduce our indebtedness without compromising our core businesses.

Financial Highlights

•	Net revenue increased by $62.5 million, or 9%, to $753.9 million for the three months ended September 30, 2013, from $691.4 million for the three months ended September 30, 2012. Net revenue increased by $194.1 million, or 9%, to $2.3 billion for the nine months ended September 30, 2013, from $2.1 billion for the nine months ended September 30, 2012.

•	Gross profit increased by $22.9 million, or 7%, to $368.6 million for the three months ended September 30, 2013, from $345.8 million for the three months ended September 30, 2012. Gross profit increased by $62.9 million, or 6%, to $1,117.4 million for the nine months ended September 30, 2013, from $1,054.5 million for the nine months ended September 30, 2012.

•	For the three months ended September 30, 2013, we generated a net loss available to common stockholders of $24.8 million, or $0.30 per basic and diluted common share, compared to a net loss available to common stockholders of $9.2 million, or $0.11 per basic and diluted common share, for the three months ended September 30, 2012. For the nine months ended September 30, 2013, we generated a net loss available to common stockholders of $83.5 million, or $1.03 per basic and diluted common share, compared to a net loss available to common stockholders of $31.4 million, or $0.39 per basic and diluted common share, for the nine months ended September 30, 2012.

•	Net loss for the nine months ended September 30, 2013 includes a $35.6 million loss on extinguishment of debt in connection with the repurchase of our 9% senior subordinated notes in the second quarter this year.

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

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue increased by $63.5 million, or 9%, to $749.7 million for the three months ended September 30, 2013, from $686.2 million for the three months ended September 30, 2012. Excluding the impact of currency translation, net product sales and services revenue for the three months ended September 30, 2013 increased by $68.0 million, or 10%, compared to the three months ended September 30, 2012. Total net product sales and services revenue increased by $192.3 million, or 9%, to $2.2 billion for the nine months ended September 30, 2013, from $2.1 billion for the nine months ended September 30, 2012. Excluding the impact of currency translation, net product sales and services revenue for the nine months ended September 30, 2013 increased by $203.7 million, or 10%, compared to the nine months ended September 30, 2012. Net product sales and services revenue by business segment for the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Professional diagnostics	$587,313	$528,754	11%	$1,765,538	$1,581,076	12%
Health information solutions	134,233	135,078	(1)%	403,215	404,452	—%
Consumer diagnostics	28,152	22,396	26%	75,250	66,201	14%

Net product sales and services revenue	$749,698	$686,228	9%	$2,244,003	$2,051,729	9%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30%			Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Cardiology	$116,281	$122,372	(5)%	$349,650	$386,795	(10)%
Infectious disease	172,739	136,561	26%	520,289	425,398	22%
Toxicology	166,536	156,074	7%	481,469	437,736	10%
Diabetes	53,150	35,670	49%	178,138	100,628	77%
Other	78,607	78,077	1%	235,992	230,519	2%

Professional diagnostics net product sales and services revenue	$587,313	$528,754	11%	$1,765,538	$1,581,076	12%

Net product sales and services revenue from our professional diagnostics business segment increased by $58.6 million, or 11%, to $587.3 million for the three months ended September 30, 2013, from $528.8 million for the three months ended September 30, 2012. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $63.8 million, or 12%, comparing the three months ended September 30, 2013 to the three months ended September 30, 2012. Revenue increased primarily as a result of acquisitions, which contributed an aggregate of $30.6 million of the non-currency-adjusted increase. Partly driving the increase in net product sales and services revenue was an increase in our North American flu-related net product sales during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Net product sales from our North American flu-related sales increased approximately $8.4 million, from $9.9 million during the three months ended September 30, 2012 to $18.3 million during the three months ended September 30, 2013. Net product sales and services revenue from our professional diagnostics business segment were negatively impacted by the FDA matters related to our Alere Triage® meter-based products. Net product sales of meter-based Triage products in the U.S. totaled $17.7 million during the three months ended September 30, 2013, as compared to $34.9 million during the three months ended September 30, 2012. Excluding the impact of acquisitions and the disposition of our Spinreact operations in Spain, the increase in flu-related sales during the comparable periods and the impact of the reduction in net product sales from meter-based Triage products in the U.S., the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately $44.3 million, or 9%, from the three months ended September 30, 2012 to the three months ended September 30, 2013. This growth rate was adversely impacted by the change in CMS’ reimbursement rates which became effective on July 1, 2013 for our U.S. mail order diabetes business.

Within our professional diagnostics business segment, net product sales and services revenue for our cardiology business decreased by approximately $6.1 million, or 5%, to $116.3 million for the three months ended September 30, 2013, from $122.4 million for the three months ended September 30, 2012, driven principally by the impact of the FDA review of certain of our meter-based Triage products in the U.S. Net product sales and services revenue for our infectious disease business increased by approximately $36.2 million, or 26%, to $172.7 million for the three months ended September 30, 2013, from $136.6 million for the three months ended September 30, 2012. The change was driven principally by a growth in HIV, flu and malaria revenues during the comparable periods. Net product sales and services revenue for our toxicology business increased by approximately $10.5 million, or 7%, to $166.5 million for the three months ended September 30, 2013, from $156.1 million for the three months ended September 30, 2012, with our recent toxicology-related acquisitions contributing a combined net $3.0 million of the non-currency adjusted increase. Offsetting the increase in net product sales and services revenue for our toxicology business contributed by acquisitions was a $7.3 million decrease in net product sales related to our Triage toxicology products. Net product sales and services revenue from our diabetes business increased by approximately $17.5 million, or 49%, to $53.2 million for the three months ended September 30, 2013, from $35.7 million for the three months ended September 30, 2012. The increase was primarily the result of our recent acquisitions of NationsHealth, Discount Diabetic, LLC, or Discount Diabetic, and the Medicare fee-for-service assets of Liberty Medical, or the Liberty business, which contributed a combined net $26.5 million of the non-currency adjusted increase. Included in the $53.2 million of revenue from our diabetes business for the three months ended September 30, 2013 were $34.3 million of mail order diabetes sales, compared to $22.8 million for the three months ended September 30, 2012. The $34.3 million of mail order diabetes sales reflect the negative impact of the reduction in CMS’ reimbursement rates for diabetes testing supplies which became effective on July 1, 2013, offset by incremental sales related to our April 2013 acquisition of the Liberty business.

Net product sales and services revenue from our professional diagnostics business segment increased by $184.5 million, or 12%, to $1.8 billion for the nine months ended September 30, 2013, from $1.6 billion for the nine months ended September 30, 2012. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $197.2 million, or 12%, comparing the nine months ended September 30, 2013 to the nine months ended September 30, 2012. Revenue increased primarily as a result of acquisitions, which contributed an aggregate of $140.1 million of the non-currency-adjusted increase. Contributing to the increase in net product sales and services revenue was an increase in our North American flu-related net product sales during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Net product sales from our North American flu-related sales increased approximately $34.0 million, from $20.6 million during the nine months ended September 30, 2012 to $54.6 million during the nine months ended September 30, 2013. Net product sales and services revenue from our professional diagnostics business segment were negatively impacted by the FDA matters related to our Alere Triage® meter-based products. Net product sales of meter-based Triage products in the U.S. totaled $58.6 million during the nine months ended September 30, 2013, as compared to $126.0 million during the nine months ended September 30, 2012. Excluding the impact of acquisitions and the disposition of our Spinreact operations in Spain, the increase in flu-related sales during the comparable periods and the impact of the reduction in net product sales from meter-based Triage products in the U.S., the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately $92.8 million, or 6%, from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. This growth rate was adversely impacted by the change in CMS’ reimbursement rates which became effective on July 1, 2013 for our U.S. mail order diabetes business.

Within our professional diagnostics business segment, net product sales and services revenue for our cardiology business decreased by approximately $37.1 million, or 10%, to $349.7 million for the nine months ended September 30, 2013, from $386.8 million for the nine months ended September 30, 2012, driven principally by the impact of the FDA review of certain of our meter-based Triage products in the U.S. Net product sales and services revenue for our infectious disease business increased by approximately $94.9 million, or 22%, to $520.3 million for the nine months ended September 30, 2013, from $425.4 million for the nine months ended September 30, 2012. The change was driven principally by an increase in HIV, flu and malaria-related sales during the comparable periods. Net product sales and services revenue for our toxicology business increased by approximately $43.7 million, or 10%, to $481.5 million for the nine months ended September 30, 2013, from $437.7 million for the nine months ended September 30, 2012, with our recent toxicology-related acquisitions contributing a combined net $52.9 million of the non-currency adjusted increase. Partially offsetting the increase in net product sales and services revenue for our toxicology business contributed by acquisitions was a $22.6 million decrease in net product sales related to our Triage toxicology products and a reduction in commercial pricing for our pain and rehab businesses which was implemented in the second quarter of 2012. Our diabetes business increased by approximately $77.5 million, or 77%, to $178.1 million for the nine months ended September 30, 2013, from $100.6 million for the nine months ended September 30, 2012. The increase was primarily the result of our recent acquisitions of AmMed, NationsHealth, Discount Diabetic, and the Liberty business, which contributed a combined net $78.8 million of the non-currency adjusted increase. Included in the $178.1 million of revenue from our diabetes business for the nine months ended September 30, 2013 were $123.8 million of mail order diabetes sales, compared to $60.7 million for the nine months ended September 30, 2012. The $123.8 million of mail order diabetes sales from the nine months ended September 30, 2013 reflect the negative impact of the reduction in CMS’ reimbursement rates for diabetes testing supplies which became effective on July 1, 2013, offset by incremental sales related to our April 2013 acquisition of the Liberty business.

Health Information Solutions

The following table summarizes our net product sales and services revenue from our health information solutions business segment by groups of similar products and services for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Disease and case management	$56,554	$57,383	(1)%	$163,258	$165,277	(1)%
Wellness	22,223	24,290	(9)%	75,753	80,881	(6)%
Women’s & children’s health	28,431	29,136	(2)%	86,767	90,220	(4)%
Patient self-testing services	27,025	24,269	11%	77,437	68,074	14%

Health information solutions net product sales and services revenue	$134,233	$135,078	(1)%	$403,215	$404,452	—%

Our health information solutions net product sales and services revenue decreased by $0.8 million, or 0.6%, to $134.2 million for the three months ended September 30, 2013, from $135.1 million for the three months ended September 30, 2012. Net product sales and services revenues from our disease and case management, wellness and women’s and children’s health businesses each decreased during the three months ended September 30, 2013, compared to the three months ended September 30, 2012, as we experienced customer terminations, lower state enrollments in wellness programs and lower revenue from homecare services in these businesses, respectively. Our patient self-testing services net product sales and services revenue increased approximately $2.8 million, or 11%, to $27.0 million for the three months ended September 30, 2013, from $24.3 million for the three months ended September 30, 2012, principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

Our health information solutions net product sales and services revenue was $403.2 million for the nine months ended September 30, 2013, and was relatively flat compared to $404.5 million for the nine months ended September 30, 2012. Net product sales and service revenue from our disease and case management, wellness and women’s and children’s health businesses each decreased during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, as we experienced customer terminations, lower state enrollments in wellness programs and lower revenue from homecare services in these businesses, respectively. Given the challenging contracting season, we expect weak sales in the fourth quarter of 2013 and in the first quarter of 2014, and then expect to resume sequential growth, adjusting for seasonality within this segment through 2014, from the first quarter of 2014 base. Our patient self-testing services net product sales and services revenue increased approximately $9.4 million, or 14%, to $77.4 million for the nine months ended September 30, 2013, from $68.1 million for the nine months ended September 30, 2012, principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment revenue increased by $5.8 million, or 26%, to $28.2 million for the three months ended September 30, 2013, from $22.4 million for the three months ended September 30, 2012. Net product sales by our 50/50 joint venture with P&G, Swiss Precision Diagnostics GmbH, or SPD, were $50.6 million during the three months ended September 30, 2013, as compared to $47.6 million during the three months ended September 30, 2012.

Net product sales and services revenue from our consumer diagnostics business segment revenue increased by $9.0 million, or 14%, to $75.2 million for the nine months ended September 30, 2013, from $66.2 million for the nine months ended September 30, 2012. Net product sales by our 50/50 joint venture with P&G, or SPD, were $134.3 million during the nine months ended September 30, 2013, as compared to $145.0 million during the nine months ended September 30, 2012.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by approximately $1.0 million, or 19%, to $4.2 million for the three months ended September 30, 2013, from $5.2 million for the three months ended September 30, 2012. The decrease in royalty revenue for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, is primarily a result of new licensing agreements and higher royalties earned under existing licensing agreements.

License and royalty revenue increased by approximately $1.8 million, or 16%, to $13.1 million for the nine months ended September 30, 2013, from $11.3 million for the nine months ended September 30, 2012. The increase in royalty revenue for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, is primarily a result of new licensing agreements and higher royalties earned under existing licensing agreements.

Gross Profit and Margin. Gross profit increased by $22.9 million, or 7%, to $368.6 million for the three months ended September 30, 2013, from $345.8 million for the three months ended September 30, 2012. The increase in gross profit during the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was largely attributed to the increase in net product sales and services revenue resulting from acquisitions.

Gross profit increased by $62.9 million, or 6%, to $1,117.4 million for the nine months ended September 30, 2013, from $1,054.5 million for the nine months ended September 30, 2012. The increase in gross profit during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was largely attributed to the increase in net product sales and services revenue resulting from acquisitions.

Cost of net revenue included amortization expense of $18.2 million and $18.4 million for the three months ended September 30, 2013 and 2012, respectively. Included in the cost of net revenue for the three months ended September 30, 2013 was a $0.7 million non-cash charge relating to the write-up of inventory to fair value in connection with our acquisition of Epocal, Inc., or Epocal.

Cost of net revenue included amortization expense of $54.5 million and $51.6 million for the nine months ended September 30, 2013 and 2012, respectively, and $1.9 million and $4.7 million of non-cash charges relating to the write-up of inventory to fair value in connection with certain acquisitions during the nine months ended September 30, 2013 and 2012, respectively.

Overall gross margin for the three and nine months ended September 30, 2013 was 49% and 50%, compared to 50% and 51% for the three and nine months ended September 30, 2012, respectively. The decrease in gross margin principally reflects the impact of the diabetes reimbursement rates reduction that took effect in July 2013.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue increased by $24.0 million, or 7%, to $366.5 million for the three months ended September 30, 2013, from $342.5 million for the three months ended September 30, 2012. Gross profit from net product sales and services revenue increased by $61.0 million, or 6%, to $1.1 billion for the nine months ended September 30, 2013, from 1.0 billion for the nine months ended September 30, 2012. Gross profit from net product sales and services revenue by business segment for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change
Professional diagnostics	$300,832	$276,906	9%	$915,871	$853,676	7%
Health information solutions	60,237	60,358	—%	178,368	180,460	(1)%
Consumer diagnostics	5,402	5,221	3%	15,302	14,379	6%

Gross profit from net product sales and services revenue	$366,471	$342,485	7%	$1,109,541	$1,048,515	6%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue increased by $23.9 million, or 9%, to $300.8 million for the three months ended September 30, 2013, compared to $276.9 million for the three months ended September 30, 2012, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above. Gross profit was negatively impacted by a decrease in our U.S. meter-based Triage product sales, as discussed above. The FDA matters relating to our meter-based Triage products also resulted in incremental costs during the three months ended September 30, 2013, principally due to unfavorable manufacturing variances and the lost margin on the reduced volume of tests sold during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. Cost of professional diagnostics net product sales and services revenue during the three months ended September 30, 2013 included a non-cash charge of $0.7 million relating to the write-up of inventory to fair value in connection with a recent acquisition. Reducing gross profit during the three months ended September 30, 2013 was $3.4 million in restructuring charges.

Gross profit from our professional diagnostics net product sales and services revenue increased by $62.2 million, or 7%, to $915.9 million for the nine months ended September 30, 2013, compared to $853.7 million for the nine months ended September 30, 2012, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above. Gross profit was negatively impacted by a decrease in our U.S. meter-based Triage product sales and a reduction in commercial pricing for our pain and rehab businesses, as discussed above. The FDA matters relating to our meter-based Triage products also resulted in incremental costs during the nine months ended September 30, 2013, principally due to unfavorable manufacturing variances and the lost margin on the reduced volume of tests sold during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Cost of professional diagnostics net product sales and services revenue during the nine months ended September 30, 2013 and 2012 included a non-cash charge of $1.9 million and $4.7 million, respectively, relating to the write-up of inventory to fair value in connection with certain acquisitions. Reducing gross profit during the nine months ended September 30, 2013 and 2012 was $3.8 million and $1.5 million, respectively, in restructuring charges.

Cost of professional diagnostics net product sales and services revenue included amortization expense of $15.2 million and $16.3 million during the three months ended September 30, 2013 and 2012, respectively. Cost of professional diagnostics net product sales and services revenue included amortization expense of $48.3 million and $45.7 million during the nine months ended September 30, 2013 and 2012, respectively.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three and nine months ended September 30, 2013 was 51% and 52%, respectively, compared to 52% and 54% for the three and nine months ended September 30, 2012, respectively. Increased revenue from our recently acquired toxicology businesses, which contribute lower-than-segment-average gross margin, and a decrease in our U.S. meter-based Triage product sales, which contribute higher-than-segment-average gross margin, contributed to the decrease in gross margin in the nine months ended September 30, 2013 from the nine months ended September 30, 2012.

Health Information Solutions

Gross profit from our health information solutions net product sales and services revenue decreased by $0.1 million, or 0.2%, to $60.2 million for the three months ended September 30, 2013, compared to $60.4 million for the three months ended September 30, 2012. Reducing gross profit during the three months ended September 30, 2013 and 2012 was $0.1 million in restructuring charges. Gross profit from our health information solutions net product sales and services revenue decreased by $2.1 million, or 1%, to $178.4 million for the nine months ended September 30, 2013, compared to $180.5 million for the nine months ended September 30, 2012. Reducing gross profit during the nine months ended September 30, 2013 and 2012 was $1.1 million and $0.6 million in restructuring charges, respectively.

Cost of health information solutions net product sales and services revenue included amortization expense of $2.8 million and $1.9 million during the three months ended September 30, 2013 and 2012, respectively. Cost of health information solutions net product sales and services revenue included amortization expense of $5.5 million and $5.1 million during the nine months ended September 30, 2013 and 2012, respectively.

As a percentage of our health information solutions net product sales and services revenue, gross margin for the three and nine months ended September 30, 2013 was 45% and 44%, respectively, compared to 45% for both the three and nine months ended September 30, 2012.

Consumer Diagnostics

        Gross profit from our consumer diagnostics net product sales and services revenue increased by $0.2 million, or 3%, to $5.4 million for the three months ended September 30, 2013, from $5.2 million for the three months ended September 30, 2012. Gross profit from our consumer diagnostics net product sales and services revenue increased by $0.9 million, or 6%, to $15.3 million for the nine months ended September 30, 2013, compared to $14.4 million for the nine months ended September 30, 2012. The increase in gross profit was primarily the result of a $0.7 million charge related to our manufacturing agreement with SPD recorded during the nine months ended September 30, 2012.

Cost of consumer diagnostics net product sales and services revenue included amortization expense of $0.2 million and $0.3 million during the three months ended September 30, 2013 and 2012, respectively. Cost of consumer diagnostics net product sales and services revenue included amortization expense of $0.7 million and $0.9 million during the nine months ended September 30, 2013 and 2012, respectively.

As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for the three and nine months ended September 30, 2013 was 19% and 20%, respectively, compared to 23% and 22% for the three and nine months ended September 30, 2012, respectively.

Research and Development Expense. Research and development expense was $40.5 million for the three months ended September 30, 2013, compared to $40.6 million for the three months ended September 30, 2012. Research and development expense during the three months ended September 30, 2013 is reported net of grant funding of $1.9 million arising from the research and development funding relationship with the Bill and Melinda Gates Foundation that we entered into in February 2013. Included in research and development expense for the three months ended September 30, 2013 were restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $1.1 million. Restructuring charges included in research and development expense during the three months ended September 30, 2012 totaled approximately $14,000. Amortization expense of $1.2 million and $1.3 million was included in research and development expense for the three months ended September 30, 2013 and 2012, respectively.

Research and development expense increased by $2.4 million, or 2%, to $122.5 million for the nine months ended September 30, 2013, from $120.0 million for the nine months ended September 30, 2012. Research and development expense during the nine months ended September 30, 2013 is reported net of grant funding of approximately $4.3 million arising from the research and development funding relationship with the Bill and Melinda Gates Foundation that we entered into in February 2013. Included in research and development expense for the nine months ended September 30, 2013 and 2012 were restructuring charges totaling approximately $1.7 million and $0.6 million, respectively, associated with our various restructuring plans to integrate our newly-acquired businesses. Amortization expense of $3.7 million and $1.3 million was included in research and development expense for the three months ended September 30, 2013 and 2012, respectively.

Research and development expense as a percentage of net revenue was 5% for both the three and nine months ended September 30, 2013, compared to 6% for both the three and nine months ended September 30, 2012.

Sales and Marketing Expense. Sales and marketing expense was $159.6 million for the three months ended September 30, 2013, compared to $160.6 million for the three months ended September 30, 2012. Amortization expense of $59.2 million and $61.1 million was included in sales and marketing expense for the three months ended September 30, 2013 and 2012, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $0.2 million were included in sales and marketing expense for each of the three months ended September 30, 2013 and 2012.

Sales and marketing expense decreased by $3.1 million, or 1%, to $475.5 million for the nine months ended September 30, 2013, from $478.5 million for the nine months ended September 30, 2012. The decrease in sales and marketing expense was primarily driven by lower amortization expense during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Amortization expense of $170.1 million and $179.2 million was included in sales and marketing expense for the nine months ended September 30, 2013 and 2012, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $1.5 million and $1.9 million were included in sales and marketing expense for the nine months ended September 30, 2013 and 2012, respectively.

Sales and marketing expense as a percentage of net revenue was 21% for each of the three and nine months ended September 30, 2013, compared to 23% for each of the three and nine months ended September 30, 2012, respectively.

General and Administrative Expense. General and administrative expense increased by approximately $36.5 million, or 35%, to $142.4 million for the three months ended September 30, 2013, from $105.8 million for the three months ended September 30, 2012. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. During the three months ended September 30, 2013 and 2012, we recorded expense of $2.7 million and income of $15.1 million, respectively, in connection with fair value adjustments to acquisition-related contingent consideration obligations. Acquisition-related costs of $0.5 million and $0.8 million were included in general and administrative expense for the three months ended September 30, 2013 and 2012, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $2.8 million and $1.2 million were included in general and administrative expense for the three months ended September 30, 2013 and 2012, respectively. Amortization expense of $3.6 million and $2.0 million was included in general and administrative expense for the three months ended September 30, 2013 and 2012, respectively.

General and administrative expense increased by approximately $70.6 million, or 20%, to $418.4 million for the nine months ended September 30, 2013, from $347.8 million for the nine months ended September 30, 2012. The increase in general and administrative expense relates primarily to additional spending related to newly-acquired businesses. During the nine months ended September 30, 2013 and 2012, we recorded expense of $19.0 million and income of $16.8 million, respectively, in connection with fair value adjustments to acquisition-related contingent consideration obligations. Acquisition-related costs of $1.8 million and $6.1 million were included in general and administrative expense for the nine months ended September 30, 2013 and 2012, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $11.5 million and $5.5 million were included in general and administrative expense for the nine months ended September 30, 2013 and 2012, respectively. Amortization expense of $8.9 million and $6.1 million was included in general and administrative expense for the nine months ended September 30, 2013 and 2012, respectively.

General and administrative expense as a percentage of net revenue was 19% for each of the three and nine months ended September 30, 2013, compared to 15% and 17% for the three and nine months ended September 30, 2012, respectively.

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense decreased by $1.4 million, or 3%, to $53.4 million for the three months ended September 30, 2013, from $54.9 million for the three months ended September 30, 2012. The decrease is principally due to the lower interest rates associated with our 6.5% senior subordinated notes and our 7.25% senior notes, entered into in May 2013 and December 2012, respectively, compared to the higher interest rates associated with our 7.875% senior notes and our 9% senior subordinated notes, which we redeemed in February 2013 and June 2013, respectively.

Interest expense increased by $42.2 million, or 26%, to $203.3 million for the nine months ended September 30, 2013, from $161.1 million for the nine months ended September 30, 2012. The increase is principally due to a $35.6 million loss recorded in connection with the repurchase of our 9% senior subordinated notes during the nine months ended September 30, 2013.

Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Interest income	$799	$344	$455	$2,602	$1,409	$1,193
Foreign exchange gains (losses), net	(3,722)	671	(4,393)	(3,263)	(5,526)	2,263
Other	(5,946)	(2,087)	(3,859)	(7,615)	18,687	(26,302)

Total other income (expense), net	$(8,869)	$(1,072)	$(7,797)	$(8,276)	$14,570	$(22,846)

Other expense of $5.9 million and $7.6 million for the three and nine months ended September 30, 2013, respectively, includes a provision of $5.0 million to reflect an estimate of the settlement or litigation costs which we may incur associated with an ongoing dispute with a customer in our U.S. toxicology business. Other income of $18.7 million for the nine months ended September 30, 2012 includes a $13.5 million final royalty termination payment received from Quidel, a $7.2 million gain recorded on the sale of property and $1.4 million of income associated with legal settlements related to intellectual property litigation.

Provision (Benefit) for Income Taxes. The benefit for income taxes increased by $6.5 million to $17.1 million for the three months ended September 30, 2013, from a $10.7 million benefit for the three months ended September 30, 2012. The effective tax rate for the three months ended September 30, 2013 and 2012 was 40.9% and 62.1%, respectively. The income tax benefits for the three months ended September 30, 2013 and 2012 relate to federal, foreign and state income tax provisions and benefits. The increase in tax benefit is largely related to losses for the three months ended September 30, 2013 versus September 30, 2012. The decrease in the effective income tax rate during the three months ended September 30, 2013, compared to the three months ended September 30, 2012, is primarily a result of a combination of the following: (i) adjustments related to filing 2012 tax returns in 2013, (ii) greater proportion of U.S. losses which are subject to a higher rate of tax, (iii) U.S. taxation of certain foreign income related to the sale of Spinreact, (iv) an enacted tax rate change in United Kingdom, (v) loss entity valuation allowance changes, and (vi) losses on contingent consideration fair value adjustments.

The benefit for income taxes increased by $23.6 million to $36.2 million for the nine months ended September 30, 2013, from a $12.6 million benefit for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013 and 2012 was 31.1% and 32.9%, respectively. The income tax benefits for the nine months ended September 30, 2013 and 2012 relate to federal, foreign and state income tax provisions and benefits. The increase in tax benefit is largely related to losses for the nine months ended September 30, 2013 versus September 30, 2012. The decrease in the effective income tax rate during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, is primarily a result of a combination of the following: (i) adjustments related to filing 2012 tax returns in 2013, (ii) greater proportion of U.S. losses which are subject to a higher rate of tax, (iii) U.S. taxation of certain foreign income related to the sale of Spinreact, (iv) losses on contingent consideration fair value adjustments, (v) adjustments for permanent differences between U.S. GAAP and tax rules, (vi) loss entity valuation allowance changes, and (vii) an enacted tax rate change in United Kingdom.

Equity Earnings of Unconsolidated Entities, Net of Tax. Equity earnings of unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax for the three and nine months ended September 30, 2013 reflects the following: (i) our 50% interest in SPD in the amount of $4.7 million and $11.4 million, respectively, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.5 million and $0.6 million, respectively, and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.5 million and $1.3 million, respectively. Equity earnings of unconsolidated entities, net of tax for the three and nine months ended September 30, 2012 reflects the following: (i) our 50% interest in SPD in the amount of $2.1 million and $8.2 million, respectively, (ii) our 40% interest Vedalab in the amount of $0.3 million and $0.4 million, respectively, and (iii) our 49% interest in TechLab in the amount of $0.6 million and $1.8 million, respectively.

Net Loss Available to Common Stockholders. For the three months ended September 30, 2013, we generated a net loss available to common stockholders of $24.8 million, or $0.30 per basic and diluted common share. For the three months ended September 30, 2012, we generated a net loss available to common stockholders of $9.2 million, or $0.11 per basic and diluted common share. Net loss available to common stockholders reflects $5.4 million of preferred stock dividends paid during each of the three months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013, we generated a net loss available to common stockholders of $83.5 million, or $1.03 per basic and diluted common share. For the nine months ended September 30, 2012, we generated a net loss available to common stockholders of $31.4 million, or $0.39 per basic and diluted common share. Net loss available to common stockholders reflects $15.9 million of preferred stock dividends paid during each of the nine months ended September 30, 2013 and 2012. See Note 6 of the accompanying consolidated financial statements for the calculation of net loss per common share.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short- and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins, grow our business through new product and service offerings and divest non-core businesses and assets. As of September 30, 2013, we had $354.0 million of cash and cash equivalents, of which $142.0 million was held by domestic subsidiaries and $212.0 million was held by foreign entities. As of September 30, 2012, we had $302.3 million of cash and cash equivalents, of which $77.0 million was held by domestic subsidiaries and $225.3 million was held by foreign entities. We do not plan to repatriate certain cash held by foreign entities due to adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities.

We may also utilize our secured credit facility or other new sources of financing to fund a portion of our capital needs and other commitments, including our contractual contingent consideration obligations and future acquisitions. As of September 30, 2013, we had outstanding borrowings totaling $170.0 million under the $250.0 million revolving line of credit under our secured credit facility, with $80.0 million available to us for additional borrowings. Our ability to access the capital markets may be impacted by the amount of our outstanding debt and equity and the extent to which our assets are encumbered by our outstanding secured debt. The terms and conditions of our outstanding debt instruments also contain covenants which expressly restrict our ability to incur additional indebtedness and conduct other financings. As of September 30, 2013, we had $3.8 billion in outstanding indebtedness comprised of $2.4 billion under our secured credit facility, including borrowings under our revolving line of credit, $450.0 million of 7.25% senior notes due 2018, $400.0 million of 8.625% senior subordinated notes due 2018, $425.0 million of 6.5% senior subordinated notes due 2020, and $150.0 million of 3% convertible senior subordinated notes due 2016.

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

Our funding plans for our working capital needs and other commitments may be adversely impacted by unexpected costs associated with potential divestitures, integrating the operations of newly-acquired companies, executing our cost-savings strategies and prosecuting and defending our existing lawsuits and/or unforeseen lawsuits against us. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to make investments in our research and development efforts related to the substantial intellectual property portfolio we own. We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property rights. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then-existing stockholders may result.

	Nine Months Ended September 30,
Cash Flow Summary (in thousands)	2013	2012
Net cash provided by operating activities	$159,105	$253,763
Net cash used in investing activities	(222,648)	(456,421)
Net cash provided by financing activities	84,208	212,927
Foreign exchange effect on cash and cash equivalents	4,982	(7,188)

Net increase (decrease) in cash and cash equivalents	25,647	3,081
Cash and cash equivalents, beginning of period	328,346	299,173

Cash and cash equivalents, end of period	$353,993	$302,254

Summary of Changes in Cash Position

Cash and cash equivalents increased $25.6 million during the nine months ended September 30, 2013, compared to an increase of $3.1 million during the nine months ended September 30, 2012. Our primary sources of cash during the nine months ended September 30, 2013 included $159.1 million generated by our operating activities, $460.1 million of net proceeds received in connection with long-term debt issuances, which included $425.0 million of gross proceeds received in connection with the issuance of our 6.5% senior subordinated notes, $138.8 million of net proceeds under various revolving credit facilities, which included $190.0 million borrowed against our secured credit facility revolving line-of-credit, $32.0 million received from the disposition of our Spinreact operations, a $19.2 million decrease related to other assets, $17.6 million of cash received from common stock issuances under employee stock option and stock purchase plans, $11.3 million return of capital related to an equity investment and $5.8 million in proceeds from the sale of property and equipment. Our primary uses of cash during the nine months ended September 30, 2013 were $455.2 million of cash payments on long-term debt, which included $400.0 million of cash payments related to the repurchase of our 9% senior subordinated notes, $166.2 million net cash paid for acquisitions, $90.9 million of capital expenditures, $33.9 million related to an increase in restricted cash, $27.5 million related to payments of acquisition-related contingent consideration obligations, $19.0 million related to tender offer consideration and call premium incurred in connection with the repurchase of our 9% senior subordinated notes, $16.0 million for cash dividends paid on our Series B preferred stock, $9.8 million related to the payment of debt-related financing costs and $5.3 million for payment of capital lease obligations. Fluctuations in foreign currencies improved our cash balance by $5.0 million during the nine months ended September 30, 2013.

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

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2013 was $159.1 million, which resulted from a net loss of $67.0 million and $92.8 million of cash utilized by changes in net working capital requirements during the period, offset by $318.9 million of non-cash items. The $318.9 million of non-cash items included, among other items, $326.7 million related to depreciation and amortization, $14.5 million related to non-cash stock-based compensation, $14.1 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $35.6 million related to a loss on extinguishment of debt, $6.7 million related to other non-cash items, $5.9 million loss on disposition from our sale of the Spinreact operations, $4.1 million related to the impairment of long-lived assets and a $1.9 million non-cash charge related to the write up of inventory to fair value in connection with the acquisition of Epocal, partially offset by a $73.7 million decrease related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, $13.2 million in equity earnings of unconsolidated entities, net of tax, and $5.7 million relating to a bargain purchase gain in connection with our acquisition of the Liberty business.

Net cash provided by operating activities during the nine months ended September 30, 2012 was $253.8 million, which resulted from a net loss of $15.4 million, $303.1 million of non-cash items and $34.0 million of cash utilized by changes in net working capital requirements during the period. The $303.1 million of non-cash items included, among other items, $322.4 million related to depreciation and amortization, $16.1 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $11.9 million related to stock-based compensation and a $4.7 million non-cash charge relating to the write-up of inventory to fair value in connection with the acquisition of Axis-Shield, partially offset by a $43.6 million decrease related to changes in our deferred tax assets and liabilities, which partially resulted from amortization of intangible assets, a $10.4 million decrease attributable to equity earnings of unconsolidated entities and a $4.2 million gain on the sale of property, plant and equipment.

Cash Flows from Investing Activities

Our investing activities during the nine months ended September 30, 2013 utilized $222.6 million of cash, including $166.2 million net cash paid for acquisitions, $90.9 million of capital expenditures and an increase in our restricted cash balance of $33.9 million, which was principally driven by a $29.0 million deposit in connection with a foreign bank loan arrangement and $7.9 million of cash received from the Bill and Melinda Gates Foundation, of which $3.5 million was used to fund qualified expenditures, partially offset by $32.0 million in proceeds relating to the disposition of our Spinreact operations, a $19.2 million decrease related to other assets, an $11.3 million return of capital related to an equity investment and $5.8 million of proceeds received from the sale of property and equipment.

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

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2013 was $84.2 million. Financing activities providing cash during the nine months ended September 30, 2013 primarily included $460.1 million of net proceeds received in connection with long-term debt issuances, which included $425.0 million of gross proceeds received in connection with the issuance of our 6.5% senior subordinated notes, $138.8 million of net proceeds under various revolving credit facilities, which included $190.0 million borrowed, net of $42.5 million paid, against our secured credit facility revolving line-of-credit, and $17.6 million of cash received from common stock issuances under employee stock option and stock purchase plans. We utilized $455.2 million of cash payments on long-term debt, which included $400.0 million of cash payments related to the repurchase of our 9% senior subordinated notes, $27.5 million for payments of acquisition-related contingent consideration obligations, $19.0 million related to tender offer consideration and call premium incurred in connection with the repurchase of our 9% senior subordinated notes, $16.0 million for dividend payments related to our Series B preferred stock, $9.8 million related to the payment of debt-related financing costs and $5.3 million for payment of capital lease obligations.

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

As of September 30, 2013, we had an aggregate of $21.5 million in outstanding capital lease obligations which are payable through 2018.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2013.

Contractual Obligations

The following summarizes our principal contractual obligations as of September 30, 2013 that have changed significantly since December 31, 2012 and the effects such obligations are expected to have on our liquidity and cash flow in future periods. Contractual obligations that were presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2012, but omitted below, represent those that have not changed significantly since that date.

	Payments Due by Period (in thousands)
	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt obligations	$3,839,763	$21,377	$121,902	$2,419,326	$1,277,158

With respect to our February 1, 2013 acquisition of Epocal, the terms of the acquisition agreement require us to pay earn-outs and management incentive payments upon successfully meeting certain product development and United States Food and Drug Administration regulatory approval milestones from the date of acquisition through December 31, 2018. The maximum amount of the earn-out payments is $90.5 million, of which $15.0 million was paid at the acquisition closing date and $10.0 million is expected to be paid during the fourth quarter of 2013. The maximum amount of the management incentive payments is $9.4 million.

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

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description

3.1	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, event date October 9, 2013, filed with the SEC on October 16, 2013)

10.1	Alere Inc. 2010 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on June 26, 2013)

10.2	Alere Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix C to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on June 26, 2013)

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, (b) our Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012, (c) our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: November 5, 2013	/s/ David Teitel
David Teitel
Chief Financial Officer and an authorized officer