Form 10-K/A
period 2013-12-31
ALERE INC.
filed 2014-04-30
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock on the New York Stock Exchange on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $ 1,646,329,832.

As of April 25, 2014, the registrant had 82,576,460 shares of common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Report”) is to amend Part III, Items 10 through 14 of the Original Report, which was filed with the U.S. Securities and Exchange Commission on March 3, 2014, to include information previously omitted from the Original Report in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

We are also amending Part IV, Item 15 of the Original Report to include certain exhibits required to be filed with this Amendment No. 1.

ALERE INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2013

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors.

Name	Age	Position
Ron Zwanziger	60	Chairman of the Board, Chief Executive Officer and President
David Scott, Ph.D.	57	Chief Scientific Officer
Jerry McAleer, Ph.D.	58	Director, Senior Vice President, Research and Development
Namal Nawana	43	Chief Operating Officer
David Teitel	50	Chief Financial Officer, Vice President and Treasurer
John Bridgen, Ph.D.	67	Senior Vice President, Business Development
Ellen Chiniara	55	Vice President, General Counsel and Secretary
Daniella Cramp	40	Global President, Cardiometabolic
Hilde Eylenbosch, M.D.	50	President, Alere International Limited
Carla Flakne	60	Vice President, Chief Accounting Officer
Melissa Guerdan	40	Vice President, Global Quality and Regulatory Assurance
Robert Hargadon	57	Vice President, Global Human Resources
Paul T. Hempel	65	Senior Vice President, Chief Ethics and Compliance Officer, Assistant Secretary
Craig Keyes, M.D.	58	Global President, Health Information Solutions
Nigel Lindner	57	Vice President, Research and Development
Sanjay Malkani	44	Global President, Toxicology
John O’Rourke	52	Chief Information Officer
Avi Pelossof	51	Global President, Infectious Disease
John F. Levy	67	Director
Regina Benjamin, M.D.	57	Director
Håkan Björklund, Ph.D.	58	Director
Carol R. Goldberg	83	Director
Stephen P. MacMillan	50	Director
Brian A. Markison	54	Director
Thomas McKillop, Ph.D.	71	Director
Gregg J. Powers	51	Director
John A. Quelch, D.B.A.	62	Director
James Roosevelt, Jr.	68	Director

Directors—Term Expiring 2014

Jerry McAleer, Ph.D. joined our Board on March 10, 2003. Dr. McAleer became our Senior Vice President, Research and Development in July 2010. Prior to that, he served as our Vice President, Research and Development since our inception in May 2001 and as our Vice President, Cardiology since early 2006. Dr. McAleer served as Vice President of Research and Development of our predecessor company, Inverness Medical Technology, from 1999 through November 2001, when that company was acquired by Johnson & Johnson. From 1995 to 1999, Dr. McAleer served as Director of Development of Inverness Medical Limited, Inverness Medical Technology’s primary research and development unit, where he headed the development of Inverness Medical Technology’s electrochemical glucose strips. Prior to joining Inverness Medical Technology, Dr. McAleer held senior research and development positions at MediSense, a medical device company, and Ecossensors, Inc., an environmental research company. Dr. McAleer’s scientific background in our industry provides our Board with valuable research and development expertise.

John F. Levy has served on our Board since May 30, 2001 and has been our lead independent director since October 2013. Mr. Levy served as a director of Inverness Medical Technology from August 1996 through November 2001, when that company was acquired by Johnson & Johnson. Since 1993, he has been an independent consultant. Mr. Levy served as President and Chief Executive Officer of Waban, Inc., a warehouse merchandising company, from 1989 to 1993. Mr. Levy is Chairperson of our Board’s Audit Committee and is a member of our Board’s Compensation Committee. A former chief executive officer, Mr. Levy brings to our Board financial expertise, investment experience and knowledge of distribution systems.

Regina Benjamin, M.D., MBA joined our Board in December 2013. Dr. Benjamin was appointed as the 18th United States Surgeon General in July 2009, a position she held until July 2013. Since September 2013, Dr. Benjamin has served as a Professor in the Department of Public Health Sciences at Xavier University of Louisiana, where she occupies the NOLA.com/Times-Picayune Endowed Chair in Public Health Sciences. Dr. Benjamin founded the BayouClinic in Bayou La Batre, Alabama in 1987 and served as its Chief Executive Officer until her appointment as Surgeon General. Dr. Benjamin was named a MacArthur Fellow in 2008. Dr. Benjamin is a member of our Board’s Nominating and Corporate Governance Committee. Through her experience as a practicing physician, her service as the United States Surgeon General and her academic credentials, Dr. Benjamin brings to our Board substantial experience in health management on both a personal and global scale.

Håkan Björklund, Ph.D. joined our Board in August 2013. Dr. Björklund has been a healthcare industry executive at Avista Capital Partners, L.P., a private equity firm, since October 2011. Before joining Avista Capital Partners, Dr. Björklund was the Chief Executive Officer of Nycomed Luxco SA, a Swiss pharmaceuticals company, from May 1999 until its sale to Takeda Pharmaceuticals in September 2011. Before his tenure at Nycomed, Dr. Björklund held various positions at companies that now form a part of the pharmaceuticals company AstraZeneca plc, including President of Astra Pain Control from 1989 to 1991, President of Astra Draco AB, a research and development unit, from 1991 to 1996 and Regional Director of Astra AB from 1996 to 1999. Dr. Björklund has served as a member of the board of directors of Coloplast A/S, a Denmark-based medical device company, since December 2006, as the Chairman of the Board of H. Lundbeck A/S, a Denmark-based pharmaceuticals company, since March 2013, where he has served as a director since March 2011, as a member of the board of directors of Atos Medical AB, a Swedish-based medical device company, since April 2005, and as a member of the board of directors of Acino Pharma AG, a Swiss-based pharmaceutical company, since December 2013. He was also a director at Danisco A/S, a Danish food ingredients company, from April 2004 until its acquisition by Dupont in June 2011. Dr. Björklund is a member of our Board’s Compensation Committee. Through his operating experience as Chief Executive Officer of a European-based healthcare company, Dr. Björklund brings to our Board industry and global operations expertise.

Stephen P. MacMillan joined our Board in August 2013. Since December 2013, Mr. McMillan has served as the Chief Executive Officer of Hologic Inc., a medical device manufacturer that develops, manufactures and supplies diagnostic products, medical imaging systems and surgical products. Prior to assuming this role with Hologic, Mr. MacMillan was the Chief Executive Officer of sBioMed, LLC, a biomedical research firm that produces infection control products, from October 2012 to December 2013. Prior to joining sBioMed, Mr. MacMillan served in various roles at Stryker Corporation, including its Chief Operating Officer from June 2003 to January 2005, its President from June 2003 to February 2012, its Chief Executive Officer from January 2005 to February 2012 and its Chairman from January 2010 to February 2012. Mr. MacMillan began his career with Procter & Gamble in 1985 and later spent 11 years with Johnson & Johnson, where he served in various roles, including President of Johnson & Johnson’s consumer pharmaceuticals joint venture with Merck from December 1998 to December 1999. From March 2000 to March 2003, Mr. MacMillan served as Sector Vice President, Global Specialty Operations of Pharmacia Corporation (formerly Monsanto Company), a global pharmaceutical company. Mr. MacMillan previously served on the board of directors of Texas Instruments Incorporated from 2008 to 2012. Mr. MacMillan is a member of our Board’s Audit Committee. Mr. MacMillan’s operating experience as Chief Executive Officer in the growth and development of a global medical technology company is of substantial value to our Board.

Brian A. Markison joined our Board in August 2013. Mr. Markison has been a healthcare industry executive at Avista Capital Partners, L.P., a private equity firm, since September 2012. Before joining Avista Capital Partners, Mr. Markison served as the President and Chief Executive Officer and a member of the board of directors of Fougera Pharmaceuticals Inc., a specialty dermatology company, from July 2011 until its sale to Sandoz, a division of Novartis, in July 2012. Prior to that, Mr. Markison was the President and Chief Executive Officer of King Pharmaceuticals, Inc., a manufacturer of pharmaceuticals and medical devices, from July 2004 through the closing of its sale to Pfizer in March 2011. Mr. Markison joined King Pharmaceuticals as Chief Operating Officer in March 2004 and served in that role until his promotion to Chief Executive Officer. From July 2007 to February 2011, Mr. Markison also served as the Chairman of the board of directors of King Pharmaceuticals. Before joining King Pharmaceuticals, Mr. Markison held various positions at Bristol-Myers Squibb from 1982 to 2004, including President of Neuroscience/Infectious Disease and Dermatology and President of Oncology, Virology and Oncology Therapeutics Network. Mr. Markison has served as the Lead Outside Director on the board of directors of Immunomedics, Inc., a biopharmaceutical therapeutics company, since December 2004, the Chairman of the board of directors of Rosetta Genomics Ltd., a leading developer of microRNA-based molecular diagnostics, since April 2011, the Chairman of the board of directors of Lantheus Medical Imaging, Inc., a developer, manufacturer and distributor of diagnostic imaging agents, since January 2013, where he has served as a director since September 2012, and a member of the board of directors of PharmAthene, Inc., a developer of medical countermeasures against biological and chemical threats, since September 2011. In December 2013, Mr. Markison became executive chairman of Vertical Pharmaceuticals, a privately-held specialty pharma company. Mr. Markison is on the compensation committees of Immunomedics, Inc., Rosetta Genomics Ltd. and PharmAthene, Inc. He also serves on the boards of directors of the Komen Foundation for South/Central New Jersey and the College of New Jersey. Mr. Markison is a member of our Board’s Compensation Committee. Mr. Markison’s long tenure and experience as an operating executive in the healthcare industry, including as Chief Executive Officer of King Pharmaceuticals, which completed several acquisitions before being sold to Pfizer in 2011, is of substantial value to our Board.

Sir Thomas Fulton Wilson McKillop, Ph.D. joined our Board in August 2013. Sir Tom has been the Chairman of Evolva Holdings SA, a biosynthetic technologies company listed on the Swiss Stock Exchange that produces sustainable ingredients for health nutrition and wellness, since May 2012, having served as a non-executive director since June 2010. In 1994, Sir Tom was appointed the Chief Executive Officer of Zeneca plc, which was formed as a result of the separation by Imperial Chemical Industries of its pharmaceuticals, agrochemicals and specialties businesses. In April 1999, following the merger of Zeneca plc and Astra AB, Sir Tom was appointed the Chief Executive Officer of AstraZeneca plc, a position he held until his retirement in 2005. Sir Tom has served as the Chairman of the Royal Bank of Scotland Group from April 2006 through February 2009, the President of the Science Council in the United Kingdom from February 2007 through September 2011, and a non-executive director of BP plc, from 2004 to 2009, Lloyds TSB Group plc, from 1999 to 2004, and Nycomed Amersham plc and its predecessor companies, from 1992 to 2001. Sir Tom is also currently a non-executive director of UCB SA, a Euronext-listed biopharmaceuticals manufacturer and a member of its governance, nomination and compensation Committee; Almirall, S.A., a pharmaceuticals company listed on the Madrid, Barcelona, Bilboa and Valencia stock exchanges, for which he is also a member of its appointments and remuneration committee; and Theravectys, a development-stage biotechnology company headquartered in France. In addition, Sir Tom has held varying roles in industry groups, including tenures as the Chairman of the British Pharma Group, President of the European Federation of Pharmaceuticals Industries and Associations, Chairman of the Pharmaceutical Industry Task Force and as a member of the European Round Table of Industrialists and the European Financial Services Round Table. In 2002, Sir Tom was knighted in recognition of his services to the pharmaceuticals industry, and he is a Fellow of the Royal Society of London, a Fellow of the Royal Society of Edinburgh and a Fellow of the United Kingdom Academy of Medical Sciences. Sir Tom is a member of our Board’s Audit Committee. Sir Tom’s operating experience as Chief Executive Officer of Zeneca plc, and his leadership of AstraZeneca plc, a global pharmaceutical company, with a particular emphasis on European and emerging markets, is of substantial value to our Board.

Gregg J. Powers joined our Board in August 2013. Mr. Powers has served as the Chairman of Private Capital Management, an institutional investment management firm, since 2009 and as that firm’s Chief Executive Officer since 2008. Mr. Powers joined Private Capital Management in 1988 and served in a number of roles with that firm, including as its President, before assuming his current positions. In addition to his duties as Chairman and Chief Executive Officer of Private Capital Management, Mr. Powers also serves as a portfolio manager for that firm and oversees all aspects of the investment of client portfolios. Since August 2013, Mr. Powers has served as a director of Quantum Corporation, a data protection and management company, where he serves on the Corporate Governance and Nominating Committee. Mr. Powers is a member of our Board’s Nominating and Corporate Governance Committee. Mr. Powers’ appointment to our Board was in response to stockholder feedback regarding the importance of direct stockholder representation, and his substantial experience in the investment management field provides our Board with valuable insights into the concerns of stockholders.

John A. Quelch, C.B.E., D.B.A. joined our Board on March 10, 2003. Dr. Quelch has been the Charles Edward Wilson Professor of Business Administration at Harvard Business School and professor in Health Policy and Management at Harvard School of Public Health since January 2013. Between February 2011 and January 2013, Dr. Quelch served as Dean, Vice President and Distinguished Professor of International Management at the China Europe International Business School in Shanghai. From July 2001 through January 2011, he was professor and Senior Associate Dean at the Harvard Business School. From July 1998 through June 2001, he was Dean of the London Business School. Dr. Quelch also serves as a director of DataLogix, a data marketing services company. Dr. Quelch served as a director of WPP plc from 1988 to 2013, Pepsi Bottling Group from 2005 to 2010 and of Gentiva Health Services, Inc. from 2006 to 2009. He is Chairperson of our Board’s Nominating and Corporate Governance Committee. Through his international business experience and academic credentials, Dr. Quelch brings to our Board both industry and academic expertise in marketing and organizational management.

Directors—Term Expiring 2015

Ron Zwanziger has served as our Chairman, Chief Executive Officer and President since our inception on May 11, 2001. Mr. Zwanziger served as Chairman, Chief Executive Officer and President of our predecessor company, Inverness Medical Technology, from its inception in 1992 through November 2001, when that company was acquired by Johnson & Johnson. From 1981 to 1991, he was Chairman and Chief Executive Officer of MediSense, a medical device company. Mr. Zwanziger served as a director of AMAG Pharmaceuticals, Inc. from November 2006 to December 2011. As the Chief Executive Officer of your Company, as well as the founder and chief executive officer of two other successful medical diagnostic companies, Mr. Zwanziger brings strategic vision, leadership, extensive business and operating experience and an immense knowledge of our Company and the industry to our Board.

Carol R. Goldberg has served on our Board since May 30, 2001. Ms. Goldberg served as a director of our predecessor company, Inverness Medical Technology, from August 1992 through November 2001, when that company was acquired by Johnson & Johnson. Since December 1989, she has served as President of The AVCAR Group, Ltd., an investment and management consulting firm in Boston, Massachusetts. Ms. Goldberg is Chairperson of our Board’s Compensation Committee. As the former President and Chief Operating Officer of Stop & Shop Companies, Inc., Ms. Goldberg brings a wealth of financial, marketing and consumer expertise to our Board.

James Roosevelt, Jr. joined our Board on February 6, 2009. Mr. Roosevelt has served as the Chief Executive Officer of Tufts Health Plan since 2005 and served as the President of Tufts Health Plan from 2005 until September 2013. From 1999 to 2005, Mr. Roosevelt was Senior Vice President and General Counsel of Tufts Health Plan. Mr. Roosevelt also serves as Co-Chair of the Rules and By-laws Committee of the Democratic National Committee, Co-Chair of the board of directors for the Tufts Health Care Institute, and a member of the board of directors of America’s Health Insurance Plans. Mr. Roosevelt is a member of our Board’s Nominating and Corporate Governance Committee. Mr. Roosevelt brings to our Board extensive senior management, policy-making and financial experience within the health insurance industry, which includes important customers of our Company and is a driving force behind the demand for control of healthcare costs, which is reshaping the diagnostic and health management industries in which we operate.

Executive Officers Who Are Not Directors

David Scott, Ph.D. has served as our Chief Scientific Officer since our inception in May 2001. From July 2001 to August 2013, Dr. Scott served as a member of our Board. Dr. Scott served as Chairman of Inverness Medical Limited, a subsidiary of our predecessor company, Inverness Medical Technology, from July 1999 through November 2001, when that company was acquired by Johnson & Johnson, and as a managing director of Inverness Medical Limited from July 1995 to July 1999.

Namal Nawana joined us as Chief Operating Officer in December 2012. Before coming to Alere, Mr. Nawana spent 15 years at Johnson & Johnson in various leadership roles. Most recently, he served as the Worldwide President of DePuy Synthes Spine, a Johnson & Johnson company, where he managed global operations from February 2011 to November 2012. Prior to that, Mr. Nawana served as Area Vice President for Johnson & Johnson Medical’s operations in Australia and New Zealand from January 2009 to February 2011, Chairman of the DePuy Asia Pacific Franchise Council, General Manager for DePuy Australia from 2007 to December 2008 and General Manager for DePuy Canada from 2004 to 2007. Mr. Nawana holds a Masters of Medical Science from the University of Adelaide and an MBA from the Henley Business School.

David Teitel has served as our Chief Financial Officer, Vice President and Treasurer since December 2006. Mr. Teitel has over 25 years of public and private company finance experience, including nine years of audit experience at Arthur Andersen and senior financial positions with Thermo Electron Corp., which is now Thermo Fisher Scientific Inc. and Deknatel Snowden Pencer, Inc., a manufacturer of specialty surgical instruments. Mr. Teitel joined our Company in December 2003 as Director of Finance Operations and assumed the title Vice President, Finance in December 2004.

John Bridgen, Ph.D. has served as Senior Vice President, Business Development since July 2010, after serving as our Vice President, Business Development from June 2006 to July 2010. He served as our Vice President, Strategy from September 2005 to June 2006. Dr. Bridgen joined our Company in September 2002, upon our acquisition of Wampole Laboratories, LLC. Dr. Bridgen served as President of Wampole from August 1984 until September 2005. Prior to joining Wampole, Dr. Bridgen had global sales and marketing responsibility for the hematology and immunology business units of Ortho Diagnostic Systems Inc., a Johnson & Johnson company.

Ellen Chiniara serves as Vice President, General Counsel and Secretary and is responsible for managing legal matters for our Company. Ms. Chiniara joined our Company in October 2006 as General Counsel, Professional Diagnostics and

Assistant Secretary and became our Vice President and General Counsel in May 2007 and Secretary in May 2010. From 2002 to 2006, Ms. Chiniara was Associate General Counsel, Neurology of Serono, Inc., a biopharmaceutical company. Previously, she served as General Counsel to a healthcare venture capital fund and a healthcare management services organization, where she also was Chief Operating Officer of its clinical trial site management division. From 1994 to 1997, Ms. Chiniara was Assistant General Counsel at Value Health, a specialty managed healthcare company where she focused on disease management and healthcare information technology. Prior to 1994, Ms. Chiniara was a partner with Hale and Dorr (now WilmerHale).

Daniella Cramp has served as Global President of our cardiometabolic business unit since January 2014. In this role she focuses on diagnostic products primarily marketed into hospitals and our cardiovascular and diabetes diagnostics and health management solutions. Previously, Ms. Cramp served as Global President of our chronic care business unit from March 2013 to January 2014 and as the Vice President of our cardiovascular business unit from September 2007 to March 2013. Ms. Cramp joined our Company in June 2007 upon our acquisition of Biosite Incorporated. Ms. Cramp served as the director of marketing for Biosite from 2004 to 2007. Prior to that, Ms. Cramp was the director of Biosite’s physician office segment where she initiated Biosite’s entry into the outpatient setting with its diagnostic platform, Triage. Ms. Cramp also served as the product director for the launch of the Triage BNP Test, the world’s first blood test for heart failure diagnosis. Prior to joining Biosite, Ms. Cramp worked in the pharmaceutical industry for Astra Merck and later AstraZeneca from 1994 to 2000 in various sales and marketing roles supporting cardiovascular and gastrointestinal pharmaceutical products.

Hilde Eylenbosch, M.D. has served as President, Alere International Limited since March 2013. Prior to that she held the title of President, Europe and Middle East since February 2012. Previously, Dr. Eylenbosch served as Chief Commercial Officer from November 2010 to February 2012, after having served as our Senior Vice President, Marketing from July 2010 to November 2010 and as our Vice President, Marketing from April 2009 to July 2010. She served as Chief Executive Officer of SPD Swiss Precision Diagnostics GmbH, our 50/50 joint venture with Procter & Gamble, from its inception in May 2007 until April 2009. Dr. Eylenbosch has also served as our President, Consumer Diagnostics since June 2006. Prior to assuming that title she served as Vice President, Consumer Diagnostics from July 2005 to June 2006, Vice President, Consumer Marketing from October 2004 to July 2005 and Vice President of International Women’s Health from November 2001 to October 2004. Dr. Eylenbosch served in the same capacity for our predecessor company, Inverness Medical Technology, from August 2001 until that company was acquired by Johnson & Johnson in November 2001. Prior to that, she held various positions at Inverness Medical Technology, including Director of U.S. Women’s Health from September 1998 through October 2000. When she joined Inverness Medical Technology in January 1995, Dr. Eylenbosch was responsible for marketing that company’s women’s health products in Europe. Before joining Inverness Medical Technology, Dr. Eylenbosch was employed by Synthelabo, a French pharmaceutical company, where she held various marketing positions.

Carla Flakne has served as Vice President, Chief Accounting Officer since August 2013 and is responsible for overseeing our accounting operations and financial reporting. Ms. Flakne joined our Company as Corporate Controller in November 2005 and became Vice President, Corporate Controller in December 2006. She has over 26 years of public and private company financial accounting experience, including six years of experience at a public accounting firm. Ms. Flakne was Corporate Controller for NaviSite, Inc. and Signal Technology Corporation prior to joining Alere and previously held various finance and accounting positions of increasing responsibility with PictureTel Corporation and AMP Incorporated. Ms. Flakne is a Certified Public Accountant.

Melissa Guerdan has served as Vice President, Global Quality and Regulatory since October 2013. She joined our Company in August 2012 as Vice President, Global Quality Assurance. Prior to coming to our Company, Ms. Guerdan was Vice President of Quality Operations for Covidien’s Pharmaceuticals business from March 2008 to August 2012. In this capacity, she was responsible for leading quality and compliance across 11 global manufacturing facilities producing and distributing products ranging from urological imaging systems, contrast media/delivery systems, nuclear medicine products, and specialty generic pharmaceuticals. Prior to that, Ms. Guerdan served as Director of Quality for Baxter’s Renal and Medication Delivery businesses from 2004 to 2008. In addition to these key leadership roles, Ms. Guerdan also held various quality positions at Pfizer and Aventis Behring.

Robert Hargadon joined us as Vice President, Global Human Resources, formerly referred to as Global Culture and Performance, in October 2010. He has over 30 years of experience in human resources, leadership and organization development. Mr. Hargadon served as Vice President, Human Resources at drugstore.com, an online pharmacy, from November 2006 through October 2010. Prior to that, Mr. Hargadon was General Manager, Corporate Learning and Development at Microsoft from September 2005 to April 2006 and held various human resources leadership positions at Boston Scientific Corporation, a medical device manufacturer, from 1997 to 2005, including Vice President of International Human Resources and Vice President, Leadership Development from September 1997 to June 2005. Mr. Hargadon served as

Vice President, Learning and Development at Fidelity Investments from 1993 to 1997. Mr. Hargadon also had 15 years of experience with the consulting firms Novations Group, Inc. and Harbridge House, which was acquired by PricewaterhouseCoopers LLP.

Paul T. Hempel has served as our Chief Ethics and Compliance Officer since February 2013 and has been our Chief Compliance Officer since our inception on May 11, 2001. He served as our General Counsel and Secretary from our inception until April 2006, when Mr. Hempel became Senior Vice President in charge of Leadership Development and Special Counsel, while retaining his role as Ethics Officer and his role as Secretary, which he retained until May 2010. Mr. Hempel also retained oversight of our legal affairs until May 2007. In November 2010, Mr. Hempel became Senior Vice President, Ethics/Compliance and Special Counsel. Mr. Hempel served as General Counsel and Assistant Secretary of our predecessor company, Inverness Medical Technology, from October 2000 through November 2001, when that company was acquired by Johnson & Johnson. Prior to joining Inverness Medical Technology, he was a founding stockholder and Managing Partner of Erickson Schaffer Peterson Hempel & Israel PC from 1996 to 2000. Prior to 1996, Mr. Hempel was a partner and managed the business practice at Bowditch & Dewey LLP.

Craig Keyes, M.D. has served as Global President, Alere Health Information Solutions since August 2013. From October 2012 until August 2013 he served as President of Alere Health Management. Dr. Keyes joined our Company in March 2011 as Executive Vice President and Chief Medical Officer and served in these roles until October 2012. A lifelong advocate of health and well-being, in July 2008 Dr. Keyes founded SportXcel, a youth sports performance and adult fitness enterprise in Colorado, which provides both commercial and charitable research-based fitness, conditioning and injury-prevention programs for youth, adults, seniors and elite athletes. Dr. Keyes continued as Chief Executive Officer of SportXcel until March 2011. Prior to his tenure at SportXcel, Dr. Keyes held senior executive positions over a 10-year span with UnitedHealthcare from September 1998 to July 2008, including President and CEO-New York from 2001 to 2004, President and CEO-Colorado/New Mexico from 2004 to 2007, National SVP of Mid-Market Sales from 2007 to 2008, and Chief Medical Officer of the 16 markets in the North Division from 2002 to 2003. From 1996 to 2002, Dr. Keyes also served as a Physician Surveyor for the National Committee for Quality Assurance and from 1992 to 1994 as Medical Director for IPRO, a nationally recognized healthcare assessment and improvement organization. Dr. Keyes began his career in the practice of medicine serving under-insured and un-insured people with HIV/AIDS in New York City.

Nigel Lindner, Ph.D. has served as our Vice President, Research and Development since December 2011. From April 2009 to November 2011, Dr. Lindner served as Chief Executive Officer of SPD Swiss Precision Diagnostics GmbH, our 50/50 joint venture with Procter & Gamble. Dr. Lindner joined our Company in June 2007 as Global Strategic Business Unit Manager for our Women and Children’s Health business, a position he held until March 2009. Prior to joining our Company, Dr. Lindner had a long career with Unilever, a leading supplier of food, home and personal care products, where he held various senior research and development positions in their Foods and Chemicals businesses where he focused on strategic development and delivery of innovation from initial concept to full commercialization.

Sanjay Malkani has served as Global President, Toxicology since February 2013. Previously, he led our Global Toxicology unit as Vice President and has been directly responsible for that unit’s primary US and European operations since January 2011. Mr. Malkani joined our Company as Vice President of the Toxicology Strategic Business Unit in February 2008, with responsibility for the Global Toxicology growth strategy and direct management of the US Toxicology operations. Mr. Malkani joined us from Roche Diagnostics, Inc., where he served as Vice President of Marketing for US Point-of-Care Diagnostics during 2006 to 2007, Vice President of Marketing for US Diabetes Care Hospital in 2005, and held various successive sales and marketing roles in the U.S. Diabetes Care business between 2001 and 2005. Prior to 2001, Mr. Malkani held various commercial positions at The Cambridge Group, Inc. and several start-up technology companies. Prior to completing his MBA at the Kellogg Graduate School of Management, Mr. Malkani held several sales positions at The Dow Chemical Company, Inc., where he started his career in 1991.

John O’Rourke joined our Company as Chief Information Officer in February 2013. An entrepreneur, Mr. O’Rourke has over 24 years running his own businesses, specializing in international information technology and business performance transformation. From April 2001 until February 2010, Mr. O’Rourke was founder and Chief Executive Officer of Catalise PLC and led a variety of significant international engagements with several businesses, including EDF Energy, HP and DPWN/DHL, where he led the creation of their European information technology shared services organization. During this time, Mr. O’Rourke also developed specialization in financial shared services, airline restructuring and pre-and-post-acquisition due diligence and integration for major corporations and for private equity. In March 2010, Mr. O’Rourke co-founded his next venture, Genysys Ltd, where he continued to provide M&A advisory services to private equity investors and provided strategic information technology and business advisory services to large corporations, such as DSM Life Sciences, Nokia and The Energy Saving Trust.

Avi Pelossof was appointed Global President of our infectious disease business unit in March 2013, after serving as Vice President of our infectious disease business unit from February 2008 to February 2013. Mr. Pelossof joined our Company as Vice President, Blood-Borne Pathogens in January 2007 and served in that role until January 2008. Mr. Pelossof has more than 20 years of experience in diagnostics, global health and international finance, including senior roles at Chembio Diagnostic Systems, Inc., a manufacturer of diagnostic tests for infectious diseases, and Citigroup.

Corporate Governance

The Audit Committee

The Company has a standing Audit Committee consisting of Mr. Levy, its Chairperson, Mr. MacMillan and Sir Tom. Among other things, the Audit Committee oversees our accounting and financial reporting processes, including the selection, retention and oversight of our independent registered public accounting firm and the pre-approval of all auditing and non-auditing services provided by our independent registered public accounting firm. The Board has determined that Mr. Levy is an “audit committee financial expert,” as defined by SEC rules adopted pursuant to the Sarbanes-Oxley Act.

Code of Ethics

Our Board has adopted a code of ethics that applies to all of our employees and agents worldwide, including our chief executive officer, our chief financial officer, our chief accounting officer, our other executive officers and the members of the Board. Known as the Alere Inc. Code of Conduct, the code of ethics is posted in its entirety on the Corporate Governance page of our website at www.alere.com. We intend to make required disclosures of amendments to our code of ethics, or waivers of a provision of our code of ethics, on the Corporate Governance page of our website.

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

To our knowledge, based solely on a review of the copies of such reports received by us and certain written representations that no other reports were required, we believe that for the fiscal year ended December 31, 2013, all of our officers, directors and 10% beneficial owners complied with the requirements of Section 16(a), except that a Form 3 for Carla Flakne was filed late.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation paid to our “named executive officers.” Based on 2013 total compensation, our named executive officers are:

•	Ron Zwanziger, President and Chief Executive Officer, or our CEO;

•	Dave Teitel, Chief Financial Officer, Vice President and Treasurer, or our CFO;

•	Namal Nawana, Chief Operating Officer, or our COO;

•	David Scott, Ph.D., Chief Scientific Officer; and

•	Jerry McAleer, Ph.D., Senior Vice President, Research and Development.

For purposes of this Compensation Discussion and Analysis, we refer to Mr. Zwanziger, Dr. Scott and Dr. McAleer as our “founding executives.”

Philosophy and Objectives

The objective of our executive compensation program for 2013 was to attract, retain and motivate the talented and dedicated executives who were critical to our goals of continued growth, innovation, increasing profitability and, ultimately, maximizing stockholder value. Specifically, we sought to attract and reward executives who displayed certain fundamental leadership characteristics that we had identified as consistent with our corporate goals and culture. For our founding executives, we focused on stock-based awards designed to reward performance against long-term strategic objectives, combined with competitive base cash compensation and a broad-based benefits program. We provided our other named executive officers, as well as a broad group of executives whom we believe to be critical to achievement of our strategic goals, with what we believed to be a competitive total compensation package, consisting primarily of base cash compensation, performance-based incentive compensation packages, including both equity and cash components, and a broad-based benefits program.

Our 2013 compensation program was designed to reward each executive’s individual performance by considering generally their past and potential contributions to our achievement of key strategic goals, such as revenue generation, organic growth, margin improvement and the establishment and maintenance of key strategic relationships. These factors were considered, along with other factors, in assessing base cash compensation and, for executives other than the founding executives, to determine whether the performance-based incentive compensation awards would be granted to each executive. Our 2013 executive compensation program aimed to provide a risk-balanced compensation package which was competitive in our market sector and, more importantly, relevant to the individual executive. In addition, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, at our 2013 annual meeting of stockholders, we submitted a non-binding, advisory proposal to our stockholders to approve the compensation paid to our named executive officers. Ninety-eight percent of our stockholders who cast votes with respect to that proposal supported our executive compensation practices, as set forth in our 2013 proxy statement. Our Compensation Committee interpreted the results of this advisory vote as a strong affirmation of our executive compensation practices. Given that our Compensation Committee implemented our executive compensation program for 2013 before the date of our 2013 annual meeting of stockholders, the Compensation Committee could not have considered the results of this advisory vote in establishing our executive compensation program for 2013. However, the Compensation Committee was aware of the results of the advisory vote at the time it assessed achievement of the performance goals established as part of our 2013 executive compensation program, which are described in more detail below.

Our policy for allocating between base cash compensation and incentive compensation for 2013 was to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize value for our Company and our stockholders. For 2013, we provided (i) base cash compensation to meet competitive cash compensation norms and (ii) with respect to our founding executives, stockholder approved, stock-based awards designed to reward performance against long-term strategic objectives, and with respect to our other executives, performance-based compensation that included the potential to earn cash-based and stock-based awards to reward the executives for superior performance against annual strategic targets and long-term stock price appreciation. Our Compensation Committee believed that this compensation structure would appropriately focus our executives’ attention on achievement of our stated corporate objectives and long-term stock price appreciation.

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

In reviewing executive compensation during 2013, the Compensation Committee and management considered the practices of companies of similar size, geographic location and market focus. For this purpose, management and the Compensation Committee utilized the 2012 Radford Global Life Sciences Survey, or the 2012 Radford Survey, which provided comprehensive baseline compensation data on positions at the executive, management and professional levels, including base cash compensation, total cash compensation, options and other equity compensation, for almost 700 multinational life sciences companies. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this compensation information is an important part of our compensation-related decision-making process.

During 2013, the Compensation Committee also engaged a compensation consultant, Radford, an Aon Hewitt company, to assist the committee in assessing total compensation of our founding executives and Mr. Nawana. As part of its engagement, Radford assisted the Compensation Committee in reviewing the compensation paid by the peer group of companies used by our Compensation Committee in assessing the competitiveness of the compensation of our founding executives. The peer group selected by the Compensation Committee for purposes of evaluating compensation of the founding executives and Mr. Nawana consisted of eighteen publicly-traded companies in a similar industry and with similar revenues and market capitalizations. Two companies that were included in our peer group for 2012, Beckman Coulter, Inc. and RehabCare Group, Inc., were not included in our peer group for 2013 because they were no longer publicly-traded. Of the peer group companies, 22% were health management companies and 78% were diagnostics/medical equipment companies.

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

In 2013, we continued our Annual Executive Incentive Compensation Process, or the Annual Incentive Process, pursuant to which we offered annual performance-based incentive compensation packages under which a broad group of executives and managers worldwide, other than our founding executives, were eligible to receive stock-based awards, consisting of performance options, and cash awards based on the achievement of stated performance conditions. Mr. Nawana and Mr. Teitel participated in the Annual Incentive Process during 2013. The performance options granted as part of the 2013 Annual Incentive Process have an exercise price of $25.68 per share representing the closing price for the Company’s common stock on the date of grant, April 30, 2013. The performance options will vest over four years in equal annual installments commencing one year from the grant date, subject to satisfaction of a number of corporate and, in some cases, business-level performance criteria applicable to calendar year 2013 performance. The performance criteria for the performance options were consistent with the definition of performance criteria set forth in our 2010 Stock Option and Incentive Plan and included an earnings per share target, an organic growth target and, in the case of certain executive officers, a return on invested capital target, as well as other performance criteria which vary from individual to individual. In the case of performance options for which some, but not all, of the performance criteria were satisfied, the Compensation Committee retained the discretion to permit a reduced number of the options to vest. The performance options have a term of ten years from the date of grant. The Compensation Committee also granted a contingent, performance-based cash award, or a Cash Award, to each executive and manager who received a performance option. Each Cash Award entitles the recipient to receive a cash payment equal to the appreciation, if any, of our stock price during 2013 multiplied by the number of shares subject to the performance options granted to that person for which the 2013 performance criteria were achieved and are payable in two equal annual installments commencing one year from the grant date.

Our Annual Incentive Process is not intended to preclude the Compensation Committee from making equity or other awards outside of this process in appropriate circumstances, and the process is expected to evolve from year to year. In particular, the Compensation Committee expects to continue to make grants under our stockholder-approved stock option and incentive plans, or our Option Plans, outside of the Annual Incentive Process in connection with changes in responsibility, significant accomplishments, new hires and in other appropriate circumstances.

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

Elements of Compensation

For 2013, executive compensation consisted of the following elements:

Base Cash Compensation. Base cash compensation was established based on the factors discussed above. We sought to ensure that the base cash compensation of our executives would be competitive by targeting annual base salary for a particular individual near the average of the range of annual cash compensation (base cash compensation plus annual non-equity incentive compensation) for executives in similar positions with similar responsibilities at comparable companies. Other elements of compensation, including past and present grants of stock-based awards, were also considered. The Compensation Committee believed that competitive base cash compensation was necessary to attract and retain a management team with the requisite skills to lead the Company. In 2013, based on its analysis of our salary objectives, the various factors discussed above, the 2012 Radford Survey and updated Radford benchmarking and other analysis and input from Radford, and considering the total compensation of our named executive officers, the annual base salary paid to Mr. Zwanziger, Dr. Scott, Dr. McAleer and Mr. Teitel was increased from $900,000, £351,750, £326,625 (or approximately $550,232 and $510,930, based on the average exchange rate for 2013) and $400,000, respectively, to $975,000, £381,065, £353,846 (or approximately $596,089 and $553,511, based on the average exchange rate for 2013) and $412,000, respectively. In approving the base salary increases for each of these named executive officers, the Compensation Committee considered an analysis of total compensation for comparable executives. In comparing total cash compensation of our founding executives to total cash compensation of comparable executives, the Compensation Committee considered the fact that, unlike most comparable executives, the founding executives receive no cash bonus or other non-equity incentive compensation. The Compensation Committee also considered each individual’s background, expertise and experience, and individual performance and past contributions to our overall goals and objectives. While many of these factors are subjective measures, and are not based on any stated quantified objectives, they played an important role in the Compensation Committee’s decision-making process. These subjective factors were considered in the aggregate and, accordingly, no specific factor played a greater role in determining the base salary increases.

Stock Options and Stock-based Awards. For 2013, our Compensation Committee believed that the use of stock options and other stock-based awards would continue to offer the best approach to achieving our long-term compensation goals. Consistent with this belief, our Option Plans were established to provide certain of our employees, including our executive officers, with incentives to help align their interests with the interests of stockholders and with our long-term success. While our Option Plans allow our Compensation Committee to grant different types of stock-based awards, we have relied exclusively on stock options to provide equity incentive compensation to our executive officers, other than one restricted stock grant made to Mr. Zwanziger in 2001 and one restricted stock grant made to Mr. Nawana at the time of his hiring in December 2012. Stock options granted to our executive officers have historically had an exercise price equal to the fair market value of our common stock on the grant date, except for certain grants of options to our founding executives in July 2008, February 2010, July 2012 and August 2013 that had exercise prices above the fair market value of our common stock on the grant date. Our stock options have typically vested 25% per annum based upon continued employment over a four-year period, and generally have had terms expiring ten years after the date of grant. Stock option grants to our executive officers have been made in connection with the commencement of employment, in conjunction with an annual review of total compensation and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. While our Compensation Committee expects to continue to grant stock options on an ad hoc basis as circumstances warrant (consistent with the granting policy described below), in the future we expect that stock option awards will primarily be granted to our named executive officers, other than our founding executives, as part of the Annual Incentive Process. Proposals to grant stock options to our executive officers in 2013, including those made in connection with the Annual Incentive Process, were made by our CEO to the Compensation Committee. With respect to proposals for grants made to our executive officers in 2013, the Compensation Committee reviewed consultant reports, as discussed above, individual performance, the executive’s existing compensation and other retention considerations. The Compensation Committee considered the estimated Black-Scholes valuation of each proposed stock option grant for each founding executive in determining the number of options subject to each grant in 2013. Generally, 2013 stock option grants for each named executive officer were based on the factors discussed above and were intended to be valued near the average of the range of the value of long-term incentive awards for executives in similar positions with similar responsibilities at comparable companies, although other elements of compensation, including salary, were also considered.

Generally, stock option grants to executive officers have been made in conjunction with meetings of our Board of Directors. In 2013, other than grants made to the founding executives which were approved by our shareholders, grants were made by our Board in accordance with its previously adopted stock option granting policy, which includes the following elements:

•	Options to purchase shares of our common stock shall be granted effective as of the last calendar day of the following months: February, April, June, August, October and December (each such date, a “Grant Date”).

•	For each employee (or prospective employee) that is not (or, upon hire, will not be) subject to Section 16 of the Exchange Act, the CEO shall have the authority to grant, in his sole discretion, an option or options to purchase up to an aggregate of 5,000 shares of common stock (on an annual basis); provided, however, that the total number of shares of common stock underlying such option grants shall not exceed 150,000 per calendar year.

•	Grants of options to existing employees, shall be effective as of, and the grant date thereof shall for all purposes be deemed to be, the Grant Date following the date of approval (except that any grants subject to stockholder approval shall be effective as of the date of stockholder approval).

•	Options approved for new hires, including those hired through acquisitions, shall be effective as of, and the grant date thereof shall for all purposes be deemed to be, the Grant Date following the later of (i) the date of such approval or (ii) the date on which the new hire’s employment commences.

For 2013, Mr. Teitel participated in the Annual Incentive Process and was awarded a performance-based compensation package based upon 12,500 shares of our common stock, consisting of stock options and a Cash Award. There were numerous performance conditions applicable to the awards to Mr. Teitel, all of which had to be satisfied in order for the awards to vest in full. These performance conditions included corporate goals consisting of a threshold and target for earnings per share in 2013 of $2.30 and $2.40, respectively, a threshold and target for organic growth in 2013 of 3.5% and 4.5%, respectively, and a threshold and target for return on invested capital in 2013 of 11.0% and 11.8%, respectively, and individual goals, which included $10 million of savings related to consolidation, as well as the Compensation Committee’s subjective evaluation of Mr. Teitel’s performance during 2013. The Compensation Committee determined that the corporate performance goals were met at the 93% level and that Mr. Teitel’s individual performance goals were met at the 80% level. As a result, Mr. Teitel’s performance-based option earned was the equivalent of 11,288 shares of our common stock, and the Cash Award granted to Mr. Teitel became payable in an aggregate amount equal to $196,772 which, subject to Mr. Teitel’s continued employment with us, will be paid in two equal annual installments beginning in May 2014.

For 2013, Mr. Nawana participated in the Annual Incentive Process and was awarded a performance-based compensation package based upon 25,000 shares of our common stock, consisting of stock options and a Cash Award. There were numerous performance conditions applicable to the awards to Mr. Nawana, all of which had to be satisfied in order for the awards to vest in full. These performance conditions included corporate goals consisting of a threshold and target for earnings per share in 2013 of $2.30 and $2.40, respectively, a threshold and target for organic growth in 2013 of 3.5% and 4.5%, respectively, and a threshold and target for return on invested capital in 2013 of 11.0% and 11.8%, respectively, and individual goals, which included $10 million of savings related to consolidation, as well as the Compensation Committee’s subjective evaluation of Mr. Nawana’s performance during 2013. The Compensation Committee determined that the corporate performance goals were met at the 93% level and that Mr. Nawana’s individual performance goals were met at the 90% level. As a result, Mr. Nawana’s performance-based option earned was the equivalent of 23,077 shares of our common stock, and the Cash Award granted to Mr. Nawana became payable in an aggregate amount equal to $402,278 which, subject to Mr. Nawana’s continued employment with us, will be paid in two equal annual installments beginning in May 2014.

For 2013, our Compensation Committee decided that our founding executives should receive stock options only if the grant of those options were specifically approved by our stockholders. At our annual meeting of stockholders in August 2013, our stockholders approved the grant to Mr. Zwanziger, Dr. Scott and Dr. McAleer of options to purchase 490,000, 175,000 and 150,000 shares, respectively. While the closing price of our common stock on the date of grant was $33.00, these options were granted with a premium exercise price of $50.00. Due to the premium exercise price and the fact that the price of our common stock would need to increase more than 50% in order for these option grants to be “in the money,” the Board and Compensation Committee considered these grants to be stronger incentives for the generation and maintenance of long-term appreciation of our stock price than standard options grants and in the best interest of our stockholders. More than 95% of our stockholders who cast votes with respect to this proposal in 2013 supported these option grants.

Bonuses. Our founding executives, including our CEO, are not eligible for cash bonuses and other non-equity incentive compensation. With respect to our founding executives, our Compensation Committee has focused on stock-based awards designed to reward performance against long term strategic objectives. Our Annual Incentive Process does provide for cash awards, vesting over two years, if performance targets were met during the target year. The primary purpose of the Cash Awards is to further incent executives to achieve shorter-term results based upon the price appreciation of our common stock during the performance period.

As discussed above, Mr. Teitel participated in the Annual Incentive Process and was awarded a performance-based compensation package based upon 12,500 shares of our common stock, consisting of stock options and a Cash Award. As a result of the Compensation Committee’s determination that the corporate performance goals were met at the 93% level and Mr. Teitel’s individual performance goals were met at the 80% level and the $17.70 per share increase in our stock price during 2013, Mr. Teitel’s Cash Award became payable in the aggregate amount of $196,772, which, subject to continued employment, will be paid in two equal annual installments beginning in May 2014.

As discussed above, Mr. Nawana participated in the Annual Incentive Process and was awarded a performance-based compensation package based upon 25,000 shares of our common stock, consisting of stock options and a Cash Award. As a result of the Compensation Committee’s determination that the corporate performance goals were met at the 93% level and Mr. Nawana’s individual performance goals were met at the 90% level and the $17.70 per share increase in our stock price during 2013, Mr. Nawana’s Cash Award became payable in the aggregate amount of $402,278, which, subject to continued employment, will be paid in two equal annual installments beginning in May 2014. In connection with his appointment as our Chief Operating Officer in December 2012, we agreed to pay Mr. Nawana a sign-on bonus of $275,000, which was paid in February 2013. The Compensation Committee considered this bonus to be an appropriate incentive to entice Mr. Nawana to leave his prior employment and accept our offer to serve as our Chief Operating Officer.

Other Compensation. None of our named executive officers is entitled to receive any payment upon a change in control of our Company or a termination of his employment with us, except with respect to 110,000 restricted stock units, or RSUs, granted to Mr. Nawana in connection with his appointment as our Chief Operating Officer in December 2012. If Mr. Nawana’s employment is involuntarily terminated without cause within three years of his hiring, his RSUs will accelerate and fully vest. The RSUs will also accelerate and fully vest if Mr. Nawana terminates his employment voluntarily after his first year of employment, other than in the presence of facts or circumstances which would constitute cause for termination by us. Our named executive officers’ service with our Company is at will. The named executive officers were not eligible to participate in, and did not have any accrued benefits under, any company-sponsored defined benefit pension plan in 2013. They were eligible to, and in some cases did, participate in defined contributions plans, such as a 401(k) plan, on the same terms as other employees. The terms of these defined contribution plans varied depending on the jurisdiction of employment of the executive. In addition, consistent with our compensation philosophy, the Compensation Committee maintained in 2013 generally the same benefits and perquisites for our executive officers as in prior years, which consisted of certain matching contributions under our defined benefit plans and payment of life insurance premiums. The Compensation Committee believes that the benefits and perquisites provided to our executive officers in 2013 were similar to median competitive levels for comparable companies. Finally, all of our executives were eligible to participate in our other employee benefit plans, including medical, dental, life and disability insurance.

Tax Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1,000,000 to certain of the named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. We have periodically reviewed the potential consequences of Section 162(m) and on occasion have sought to structure the performance-based portion of our executive compensation to comply with the exemptions available under Section 162(m). We believe that options granted in 2013 under our Option Plans generally qualify as performance-based compensation under Section 162(m). However, we reserve the right to use our judgment to authorize compensation payments that do not comply with these exemptions when we believe that such payments are appropriate and in the best interest of the stockholders, after taking into consideration changing business conditions or the applicable officer’s performance. For example, we do not believe that the RSUs granted to Mr. Nawana in 2012 will qualify as performance-based compensation and, accordingly, we may be unable to deduct some or all of the compensation expense associated with any RSUs that vest.

Executive Stock Ownership Guidelines. The Compensation Committee believes that significant stock ownership by certain executive officers is important to align the interests of our executives with those of our stockholders. Accordingly, the Compensation Committee has established stock ownership guidelines for our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Scientific Officer and Senior Vice President, Research & Development, whom we refer to as the Covered Executives. Under these guidelines, the Covered Executives must beneficially own a number of shares of our common stock with an aggregate value, measured as of the later of December 11, 2013 and the date on which the executive first becomes subject to the stock ownership guidelines, equal to or in excess of a specified multiple of the individual’s base salary within five years of adoption of the policy or the Covered Executive’s election or appointment for the first time, whichever is later, as follows:

•	for our CEO, five times base salary; and

•	the remaining Covered Executives, one times base salary.

These multiples were determined in part based upon the practices of our peer group companies and the Compensation Committee’s understanding of competitive market practices.

Shares of common stock underlying stock options, shares of restricted stock and unvested stock units will not count toward satisfaction of the ownership requirements under the guidelines. As of the date of this proxy statement, each of Mr. Zwanziger, Dr. Scott and Dr. McAleer meets the ownership requirements.

Compensation Committee Report

We, the Compensation Committee, have reviewed and discussed the Compensation Discussion and Analysis beginning on page 7 of this annual report with management.

Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

THE COMPENSATION COMMITTEE

Carol R. Goldberg, Chairperson

Håkan Björklund, Member

John F. Levy, Member

Brian A. Markison, Member

Compensation Committee Interlocks and Insider Participation

During 2013, the members of the Compensation Committee were Ms. Goldberg (Chairperson), Dr. Eli Y. Adashi (through August 7, 2013), Mr. Robert P. Khederian (through August 7, 2013), Dr. Björklund, Mr. Levy and Mr. Markison. Each of Messrs. Björklund, Levy and Markison joined the Compensation Committee on August 19, 2013. No member of the Compensation Committee has ever been an officer or employee of ours or any of our subsidiaries. None of our executive officers serves as a director or member of the compensation committee of another entity in a case where an executive officer of such other entity serves as a director of ours or a member of our Compensation Committee.

Compensation of Executive Officers and Directors

Set forth below is information regarding the compensation of our named executive officers.

Summary Compensation Table. The following table sets forth information regarding the named executive officers’ compensation for the fiscal years 2013, 2012 and 2011. For our named executive officers, the amount of salary and bonus represented between 12% and 81% of the named executive officers’ total compensation for 2013.

Summary Compensation Table for 2013

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)			Option Awards ($)(1)			All Other Compensation ($)(2)		Total ($)

Ron Zwanziger Chairman of the Board, Chief Executive Officer and President	2013 2012 2011	$ $ $	954,808 900,000 900,000	— — —		— — —		$ $	7,221,375 2,940,000 —		$ $ $	540 1,080 713	$ $ $	8,176,723 3,841,080 900,713

David Teitel Chief Financial Officer, Vice President and Treasurer	2013		$408,770	—		—			$123,819	(3)		$8,190		$540,779
	2012		$393,269	—		—			$73,353	(3)		$8,580		$475,202
	2011		$366,346	—		—			$102,200			$8,063		$476,609

Namal Nawana(4) Chief Operating Officer	2013 2012	$ $	784,615 3,077	$275,000 —	$	— 2,020,700	(5)	$ $	247,637 1,468,530	(3)		$540 —	$ $	1,307,792 3,492,307

David Scott, Ph.D.(6) Chief Scientific Officer	2013		$584,624	—		—			$2,579,063			—		$3,163,687
	2012		$557,510	—		—			$1,050,000			—		$1,607,510
	2011		$546,028	—		—			—			—		$546,028

Jerry McAleer, Ph.D.(6) Senior Vice President, Research and Development	2013		$542,865	—		—			$2,210,625			—		$2,753,490
	2012		$517,687	—		—			$900,000			—		$1,417,687
	2011		$523,740	—		—			—			—		$523,740

(1)	These amounts represent the aggregate grant date fair value of stock option awards made during 2013, 2012 and 2011, respectively, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (FASB ASC Topic 718), excluding estimated forfeitures. See Note 14 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the relevant assumptions used in calculating these amounts.
(2)	The amounts in this column include for 2013: (a) matching contributions we made to our defined contribution plans in the amounts of $7,650 on behalf of Mr. Teitel; and (b) life insurance premiums paid in the amounts of $540 on behalf of Mr. Zwanziger, Mr. Teitel and Mr. Nawana.
(3)	The grant date fair value of these stock options is based on our assessment, as of the grant date, of the probable outcome of applicable performance conditions. Assuming the highest possible level of achievement of the performance conditions, the grant date fair value would have been $126,346 and $74,850 for Mr. Teitel in 2013 and 2012, respectively, and $252,691 for Mr. Nawana in 2013.
(4)	Mr. Nawana was hired on December 30, 2012 and was not a named executive officer in 2011.
(5)	This amount represents the aggregate grant date fair value of restricted stock units issued to Mr. Nawana in 2012, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (FASB ASC Topic 718), excluding estimated forfeitures. Under FASB Topic 718, the grant date fair value of each restricted stock unit is equal to the closing price of our common stock on that date, or $18.37 per share.
(6)	Salary and other cash compensation for these named executive officers were paid in British pounds. British pounds were converted to U.S. dollars at assumed exchange rates of £1:$1.56427, £1:$1.58496, £1:$1.60349 and, which were the average exchange rates for 2013, 2012 and 2011, respectively.

Grants of Plan-Based Awards. The following table sets forth certain information with respect to the grant of plan-based awards to the named executive officers in 2013.

Grants of Plan-Based Awards for 2013

Name	Grant Date(1)	Compensation Committee Approval Date(1)	Estimated Possible Payouts Under Non- Equity Incentive Plan Awards		All Other Option Awards: Number of Securities Underlying Options (#)(3)		Exercise Or Base Price of Option Awards ($ /Sh)		Grant Date Fair Value of Stock and Option Awards(4)
			Shares Underlying Award (#)(2)	Target ($)(2)
Ron Zwanziger	8/7/2013	6/6/2013	—		490,000		$50.00	(5)	$7,221,375
David Teitel	4/30/2013	4/29/2013	12,500		—		—		—
	4/30/2013	4/29/2013	—		12,500	(6)	$25.68	(7)	$126,346
Namal Nawana	4/30/2013	4/29/2013	25,000		—		—		—
	4/30/2013	4/29/2013	—	—	25,000	(6)	$25.68	(7)	$252,691
David Scott, Ph.D.	8/7/2013	6/6/2013	—		175,000		$50.00	(5)	$2,579,063
Jerry McAleer, Ph.D.	8/7/2013	6/6/2013	—		150,000		$50.00	(5)	$2,210,625

(1)	The grant dates of the options for the named executive officers are in accordance with our stock option granting policy. Under this policy, grants of options approved by the Compensation Committee for existing employees shall be effective as of the next applicable “Grant Date” (except that any grants subject to stockholder approval shall be effective as of the date of stockholder approval). Under this policy, “Grant Date” means the last day of the following months: February, April, June, August, October and December. In the case of grants to Mr. Zwanziger, Dr. McAleer and Dr. Scott, the date of grant is the date of the Annual Meeting of Stockholders of August 7, 2013, at which the grants of these options were approved by the Company’s stockholders.
(2)	Amounts in these columns represent Cash Awards under our Annual Incentive Process, which were subject to performance conditions set forth in related Stock Option Awards. Under the terms of the Process, the executives were eligible to receive, upon satisfaction of applicable performance conditions and certification by the Compensation Committee, a Cash Award with a maximum value equal to the appreciation in the price of one share of our common stock during 2013 times the number of shares set forth in the table. Any cash value is payable in two equal installments in May 2014 and May 2015, subject to the executive’s continued employment on the date of payment. On February 27, 2014, the Compensation Committee certified the degree to which the performance conditions for the related Stock Option Awards had been satisfied and determined that the Cash Awards for Messrs. Teitel and Nawana should be calculated on the basis of 11,288 and 23,077 shares, respectively, which had aggregate values of $196,772 and $402,278 respectively. For more information regarding our Annual Incentive Process, including the performance conditions, see “Compensation Discussion and Analysis” beginning on page 7 of this annual report.
(3)	All stock option awards were made under our 2010 Stock Option and Incentive Plan. The terms of these options provide for vesting in four equal annual installments, commencing on the first anniversary of the date of grant and conditioned upon the recipient’s continued employment with the Company on the applicable vesting date. The options will expire on the tenth anniversary of the grant date or, if earlier, three months after the recipient’s employment terminates.
(4)	These amounts represent the aggregate grant date fair value of stock option awards made during 2013, calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See Note 14 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the relevant assumptions used in calculating these amounts.
(5)	The exercise price of these stock option awards is equal to the greater of $50.00 and the fair market value of our common stock on the effective date of grant; the closing price of our common stock on the date of grant, August 7, 2013, was $33.00 and, accordingly, the exercise price per share of the options is $50.00.

(6)	These amounts represent stock option awards under our Annual Incentive Process, which were subject to performance conditions as well as the vesting conditions described in note (3). On February 27, 2014, the Compensation Committee certified the degree to which the performance conditions had been satisfied and determined that the stock option awards for Messrs. Teitel and Nawana would be eligible to vest as to 11,288 and 23,077 shares of our common stock, respectively. For more information regarding our Annual Incentive Process, including the performance conditions, see “Compensation Discussion and Analysis” beginning on page 7 of this annual report.
(7)	The exercise price of these stock option awards is equal to the closing price of our common stock on the applicable Grant Date.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth certain information with respect to outstanding options and stock awards held by the named executive officers at the end of 2013.

Outstanding Equity Awards at Fiscal Year-End for 2013

		Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable		Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(3)($)

Ron Zwanziger	300,000	—		$39.72	5-17-2017	—		—
	150,000	—		$61.49	7-23-2018	—		—
	187,500	62,500		$61.49	2-28-2020	—		—
	122,500	367,500		$50.00	7-11-2022	—		—
	—	490,000		$50.00	8-7-2023	—		—
David Teitel	10,000	—		$24.25	12-17-2014	—		—
	5,000	—		$34.40	10-04-2016	—		—
	20,000	—		$38.10	12-15-2016	—		—
	20,000	—		$48.14	8-31-2017	—		—
	23,581	—		$35.58	6-30-2019	—		—
	10,000	—		$38.01	10-30-2019	—		—
	5,000	5,000		$26.06	10-31-2021	—		—
	94	281		$25.43	2-28-2022	—		—
	—	12,500	(4)	$25.68	4-30-2023	—		—
Namal Nawana	50,000	150,000		$18.50	12-31-2022			—
	—	—		—	—	105,000	(5)	—
	—	25,000	(4)	$25.68	4-30-2023	—		—
David Scott, Ph.D.	150,000	—		$39.72	5-17-2017	—		—
	75,000	—		$61.49	7-23-2018	—		—
	67,500	22,500		$61.49	2-28-2020	—		—
	43,750	131,250		$50.00	7-11-2022	—		—
	—	175,000		$50.00	8-7-2023	—		—
Jerry McAleer, Ph.D.	125,000	—		$39.72	5-17-2017	—		—
	65,000	—		$61.49	7-23-2018	—		—
	56,250	18,750		$61.49	2-28-2020	—		—
	37,500	112,500		$50.00	7-11-2022	—		—
	—	150,000		$50.00	8-7-2023	—		—

(1)	Options become exercisable in four equal annual installments beginning on the first anniversary of the date of grant.
(2)	Unless otherwise noted, the expiration date of each option occurs ten years after the date of grant of such option.
(3)	The value attributable to the restricted stock units equals the closing price of our common stock as reported by the New York Stock Exchange on December 31, 2013, which was $36.20, multiplied by the number of unvested units underlying the award.
(4)	The vesting of these awards is subject to satisfaction of performance conditions; options for which the performance conditions are satisfied will become exercisable in four equal annual installments beginning on the first anniversary date of grant, subject to the executive’s continued employment on the date of vesting. On February 27, 2014, the Compensation Committee certified the degree to which the performance conditions had been satisfied and determined that the stock option awards for Messrs. Teitel and Nawana would be eligible to vest as to 11,288 and 23.077 shares of our common stock, respectively. For more information regarding these awards, including the performance conditions, see “Compensation and Discussion Analysis” beginning on page 7 of this annual report.
(5)	The award in this column represents a RSU granted on December 30, 2012 as an employment inducement award outside of our stockholder-approved stock option and incentive plans pursuant to NYSE Rule 303A.08. The vesting of the RSU is as follows: 5,000 RSUs vested one year after the grant date on December 30, 2013, 5,000 RSUs will vest two years after the grant date, and 100,000 RSUs will vest three years after the grant date. If Mr. Nawana’s employment is involuntarily terminated without cause within three years of his hiring, his RSUs will accelerate and fully vest. The RSUs will also accelerate and fully vest if Mr. Nawana terminates his employment voluntarily after his first year of employment, other than in the presence of facts or circumstances which would constitute cause for termination by us.

Option Exercises and Stock Vested. The following table sets forth certain information with respect to options exercised by the named executive officers and stock vested in 2013.

Option Exercises and Stock Vested for 2013

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Ron Zwanziger	7,576	$88,109	—	—
David Teitel	10,000	$103,700	—	—
Namal Nawana	—	—	5,000	$180,800
David Scott, Ph.D.	5,252	$71,060	—	—
Jerry McAleer, Ph.D.	4,656	$56,012	—	—

(1)	Represents the difference between the aggregate exercise price and the aggregate fair market value of the common stock on the respective dates of exercise.
(2)	Represents the closing price of one share of our common stock on the date of vesting multiplied by the number of shares acquired on vesting.

Non-qualified Deferred Compensation Plans. During 2013, our named executive officers did not participate in any non-qualified defined contribution or other non-qualified deferred compensation plans.

Pension Benefits. During 2013, our named executive officers did not participate in any plan that provides for specified retirement benefits, or payments and benefits that will be provided primarily following retirement, other than defined contribution plans, such as our 401(k) savings plan.

Employment Agreement and Potential Payments upon Termination or Change-in-Control. Effective December 30, 2012, we entered into a Restricted Stock Unit Agreement with Mr. Nawana in connection with his appointment as our Chief Operating Officer, pursuant to which we granted to Mr. Nawana 110,000 RSUs, which vest over a period of three years. Under the terms of the Restricted Stock Unit Agreement, if Mr. Nawana’s employment is involuntarily terminated, without cause, within three years of the date of grant, or if Mr. Nawana terminates his employment voluntarily after one year, other than in the presence of facts or circumstances which would constitute cause for termination by us, his RSUs will accelerate and fully vest. The Restricted Stock Unit Agreement further provides that all of the RSUs will immediately vest upon a “change of control” of the Company, as that term is defined in the Restricted Stock Unit Agreement. Our named executive officers are employees-at-will and do not have employment or severance contracts with us. Other than provisions in our Option Plans that provide for all stock options to automatically become fully exercisable, RSUs to become fully vested and any stock awards to become vested and non-forfeitable in the event of a “change of control” as defined in the plans, there are no other contracts, agreements, plans or arrangements that provide for payments to our named executive officers at, following, or in connection with any termination of employment, change in control of the Company or a change in a named executive officer’s responsibilities. All of the outstanding stock options held by our named executive officers reported above under “Outstanding Equity Awards at Fiscal Year-End” were issued under our Option Plans and are subject to accelerated exercisability upon a change of control. The table below sets forth the value attributable to such an acceleration of exercisability of options and an acceleration of vesting of RSUs under the Restricted Stock Unit Agreement.

Name	Value Attributable to Acceleration of Exercisability of Stock Options and Vesting of RSUs Upon a Change of Control(1)
Ron Zwanziger	$—
David Teitel	$185,226
Namal Nawana	$6,719,000
David Scott, Ph.D.	$—
Jerry McAleer, Ph.D.	$—

(1)	Assumes the occurrence of a change of control of the Company on December 31, 2013. The value attributable to the acceleration of in-the-money stock options equals the difference between the applicable option exercise prices and the closing sale price of our common stock as reported by the New York Stock Exchange on December 31, 2013, which was $36.20, multiplied by the number of shares underlying the options. The value attributable to the acceleration of vesting of RSUs equals the closing sale price of our common stock as reported by the New York Stock Exchange on December 31, 2013, which was $36.20, multiplied by the number of units underlying the award.

Risk Related to Compensation Policies

Our compensation policies and practices for our employees, including our executive compensation program described in our Compensation Discussion and Analysis, aim to provide a risk-balanced compensation package which is competitive in our market sectors and relevant to the individual executive. Pursuant to the Annual Incentive Process, we expect to continue to award to certain executives and managers, upon satisfaction of applicable performance conditions and subject to future approval and grant by the Compensation Committee, option and cash awards. Because both the option and cash awards contemplated under this process would vest over several years, we believe that the process discourages short-term risk taking and aligns the interest of our executives and managers with those of our stockholders. We do not believe that risks arising from these practices, or our compensation policies and practices considered as a whole, are reasonably likely to have a material adverse effect on us.

Compensation of Directors

The following table sets forth information regarding the compensation of our directors for 2013.

Director Compensation for 2013

Name (1)	Fees Earned or Paid in Cash ($)(2)	Option Awards ($) (3)(4)		Total ($)
Eli Adashi, M.D.	$49,685	$89,325	(5)	$139,010
Carol R. Goldberg	$87,000	$552,994		$639,994
Robert P. Khederian	$57,329	$138,402	(6)	$195,731
John F. Levy	$31,500	$746,531		$778,031
John A. Quelch, D.B.A.	$31,500	$746,531		$778,031
James Roosevelt, Jr.	$42,500	$552,994		$595,494
Peter Townsend	$52,233	$112,631	(7)	$164,864
Regina Benjamin, M.D.	$2,812	$537,137		$539,949
Håkan Björklund, Ph.D.	$3,658	$713,128		$716,786
Stephen P. MacMillan	$5,486	$713,128		$718,614
Brian A. Markison	$3,658	$713,128		$716,786
Thomas F. McKillop, Ph.D.	$5,486	$713,128		$718,614
Gregg Powers	$29,261	$528,252		$557,513

(1)	Ron Zwanziger and Jerry McAleer are not included in this table as they are employees of the Company and receive no compensation for their services as directors. We show their compensation as employees of the Company in the Summary Compensation Table above.
(2)	Dr. Adashi received cash payments of $19,500 each in April 2013 and July 2013 and a cash payment of $10,685 in October 2013. Ms. Goldberg received cash payments of $21,500 each in April 2013 and July 2013 and a cash payment of $22,000 in November 2013 and earned fees of $22,000 as of December 31, 2013, which amount was paid in January 2014. Mr. Khederian received cash payments of $22,500 each in April 2013 and July 2013 and a cash payment of $12,329 in October 2013. Mr. Levy received cash payments of $7,250 each in April 2013 and November 2013 and a cash payment of $8,500 in November 2013 and earned fees of $8,500 as of December 31, 2013, which amount was paid in January 2014. Dr. Quelch received cash payments of $11,250 each in April 2013 and July 2013 and a cash payment of 4,500 in November 2013 and earned fees of $4,500 as of December 31, 2013, which amount was paid in January 2014. Mr. Roosevelt received cash payments of $1,250 each in April 2013 and July 2013 and a cash payment of $20,000 in November 2013 and earned fees of $20,000 as of December 31, 2013, which amount was paid in January 2014. Mr. Townsend received cash payments of $20,500 each in April 2013 and July 2013 and a cash payment of $11,233 in October 2013. Dr. Benjamin earned fees of $2,812 as of December 31, 2013, which amount was paid in January 2014. Dr. Björklund received a cash payment of $1,158 in November 2013 and earned fees of $2,500 as of December 31, 2013, which amount was paid in January 2014. Mr. MacMillan received a cash payment of $1,736 in November 2013 and earned fees of $3,750 as of December 31, 2013, which amount was paid in January 2014. Mr. Markison received a cash payment of $1,158 in November 2013 and earned fees of $2,500 as of December 31, 2013, which amount was paid in January 2014. Sir Tom received a cash payment of $1,736 in November 2013 and earned fees of $3,750 as of December 31, 2013, which amount was paid in January 2014. Mr. Powers received a cash payment of $9,261 in November 2013 and earned fees of $20,000 as of December 31, 2013, which amount was paid in January 2014. The cash compensation paid to directors is described in more detail below.
(3)	As of December 31, 2013, each director had the following number of options outstanding: Dr. Adashi: 41,515; Ms. Goldberg: 116,553; Mr. Khederian: 59,999; Mr. Levy: 157,280; Dr. Quelch: 146,814; Mr. Roosevelt: 98,841; Mr. Townsend: 16,353; Dr. Benjamin: 37,727; Dr. Björklund: 53,756; Mr. MacMillan: 53,756; Mr. Markison: 53,756; Sir Tom: 53,756; Mr. Powers: 39,820.

(4)	These amounts represent the aggregate grant date fair value of stock option awards or extensions made during 2013, calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures. Except as otherwise noted, the amount for each director relates to a single stock option award.

•	For Messrs. Levy and Quelch, the amounts consisted of an aggregate grant date fair value of stock option awards granted of $552,993 each and the aggregate grant date fair value of stock option awards of $193,539 representing each director’s election to receive base compensation as options in lieu of cash.

•	For Dr. Benjamin, the amount consisted of an aggregate grant date fair value of a stock option award granted of $493,955 and the aggregate grant date fair value of a stock option award of $43,182 representing her election to receive base compensation as options in lieu of cash.

•	For Messrs. Björklund, MacMillan, Markison and McKillop, the amounts consisted of an aggregate grant date fair value of stock option awards granted of $528,253 each and the aggregate grant date fair value of stock option awards of $184,875 representing each director’s election to receive base compensation as options in lieu of cash.

See Note 14 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the relevant assumptions used in calculating these amounts.

(5)	On September 18, 2013, the Compensation Committee of the Board of Directors extended the post-termination exercise period of stock options granted to Dr. Adashi on October 31, 2010 and April 30, 2009 through December 31, 2016. The incremental grant date fair value attributable to the extension was $71,034 for the stock option granted on October 31, 2010 and $18,291 for the stock option granted on April 20, 2009.
(6)	On September 18, 2013, the Compensation Committee of the Board of Directors extended the post-termination exercise period of stock options granted to Mr. Khederian on October 31, 2010 and October 31, 2007 through December 31, 2016. The incremental grant date fair value attributable to the extension was $71,034 for the stock option granted on October 31, 2010 and $67,368 for the stock option granted on October 31, 2007.
(7)	On September 18, 2013, the Compensation Committee of the Board of Directors extended the post-termination exercise period of stock options granted to Mr. Townsend on October 31, 2010 and October 31, 2007 through December 31, 2016. The incremental grant date fair value attributable to the extension was $71,034 for the stock option granted on October 31, 2010 and $41,597 for the stock option granted on October 31, 2007.

In May 2013, Radford provided the Compensation Committee with an analysis of our non-employee director compensation. After reviewing Radford’s analysis, the Compensation Committee determined that the non-employee directors of the Company should continue to receive cash compensation of $70,000 annually beginning October 31, 2013, plus additional cash compensation for committee service as described in the table below, payable quarterly in arrears and subject to their continued service on our Board and any applicable committees. Each director was afforded a one-time right to receive, in lieu of all or part of her or his cash compensation through June 30, 2016, stock options of equal value calculated as described below.

Committee Chair (Total Additional Cash Compensation)
—Audit	$24,000
—Compensation	$18,000
—Nominating and Corporate Governance	$18,000

Committee Members other than Chair (Total Additional Cash Compensation)
—Audit	$15,000
—Compensation	$10,000
—Nominating and Corporate Governance	$10,000

In addition to the cash compensation described above, on October 31, 2013, each of the then-serving non-employee directors received stock options to purchase a number of shares of our common stock calculated using a Black- Scholes model based on (i) an assumed aggregate value on the grant date equal to the sum of (a) $600,000, or $200,000 annually for the period June 30, 2013 through June 30, 2016 (pro-rated for newly-appointed directors to their appointment date), and (b) the total amount of any cash compensation foregone for that period at the election of the director, as described above, (ii) the closing price of our common stock on the New York Stock Exchange on the date of grant and (iii) management estimates of other Black-Scholes variables, including estimated life and volatility. These options have an exercise price equal to $33.73 per share, expire ten years after the date of grant and vest in three equal annual installments, beginning June 30, 2014.

On December 31, 2013, Dr. Benjamin received stock options to purchase a number of shares of our common stock calculated using a Black- Scholes model based on (i) an assumed aggregate value on the grant date equal to the sum of (a) $510,662, equal to $200,000 annually for the period June 30, 2013 through June 30, 2016 (pro-rated to her appointment date of December 11, 2013), and (b) $44,643 of cash compensation foregone by Dr. Benjamin, (ii) $36.20, the closing price of our common stock on the New York Stock Exchange on the date of grant of the stock option, and (iii) management estimates of other Black-Scholes variables, including estimated life and volatility. These options have an exercise price equal to $36.20 per share, expire ten years after the date of grant and vest in three equal annual installments, beginning June 30, 2014.

Employee directors do not receive compensation for their services as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table furnishes information as to shares of our common stock beneficially owned by:

•	each person or entity known by us to beneficially own more than five percent of our common stock;

•	each of our directors;

•	each of our “named executive officers” (as defined in “Compensation Discussion and Analysis” beginning on page 7); and

•	all of our current directors and executive officers as a group.

Unless otherwise stated, beneficial ownership is calculated as of April 15, 2014. For the purpose of this table, a person, group or entity is deemed to have “beneficial ownership” of any shares that such person, group or entity has the right to acquire within 60 days after such date through the exercise of options or warrants.

Security Ownership of Certain Beneficial Owners and Management

	Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)
EdgePoint Investment Group Inc. (4)	7,319,009	8.86%
FMR LLC (5)	6,438,292	7.52%
Invesco Ltd. (6)	5,743,159	6.96%
Manning & Napier Advisors, LLC (7)	4,824,992	5.84%
Ron Zwanziger (8)	4,336,493	5.20%
The Vanguard Group (9)	4,167,957	5.05%
David Scott, Ph.D. (10)	835,989	1.01%
Jerry McAleer, Ph.D. (11)	602,919	*
John F. Levy (12)	256,699	*
Gregg Powers (13)	191,225	*
Carol R. Goldberg (14)	161,163	*
John A. Quelch, D.B.A.(15)	100,320	*
David Teitel (16)	101,387	*
James Roosevelt, Jr. (17)	61,600	*
Namal Nawana (18)	56,672	*
Regina Benjamin, M.D.	—	*
Håkan Björklund, Ph.D.	—	*
Stephen MacMillan	—	*
Brian Markison	—	*
Thomas McKillop, Ph.D.	—	*
All current executive officers and directors (28 persons)(19)	8,530,276	9.98%

*	Represents less than 1%
(1)	The address of each director or executive officer (and any related persons or entities) is c/o the Company at its principal office.
(2)	Unless otherwise indicated, the stockholders identified in this table have sole voting and dispositive power with respect to the shares beneficially owned by them.
(3)	The number of shares outstanding used in calculating the percentage for each person, group or entity listed includes the number of shares underlying options, warrants and convertible securities held by such person, group, or entity that were exercisable within 60 days after April 15, 2014, but excludes shares of stock underlying options, warrants and convertible securities held by any other person, group or entity.
(4)

This information is based on information contained in a Schedule 13G/A filed with the SEC on January 28, 2014 by EdgePoint Investment Group Inc., Cymbria Corporation, EdgePoint Canadian Growth & Income Portfolio, EdgePoint Canadian Portfolio, EdgePoint Global Growth & Income Portfolio, EdgePoint Global Portfolio and St.

James’s Place Global Equity Unit Trust, which reported that they had shared voting and dispositive power with respect to 7,319,009, 716,339, 406,133, 396,195, 950,299, 2,897,111 and 1,952,932 shares, respectively. The address provided therein for these reporting persons is 150 Bloor Street West, Suite 500, Toronto, Ontario M5S 2X9, Canada.
(5)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2014 by FMR LLC and Edward C. Johnson III. Each of FMR LLC and Mr. Johnson reported that it or he has (i) in the case of FMR LLC only, sole voting power with respect to 967,133 shares and (ii) sole dispositive power with respect to 6,438,292 shares. Of the shares reported, 2,388,910 shares of common stock are potentially issuable upon conversion of Series B convertible preferred stock and 704,866 shares of common stock are issuable upon conversion of $31,000,000 of principal amount of Alere Inc. 3.0% convertible notes. The address provided therein for FMR LCC and Mr. Johnson is 245 Summer Street, Boston, MA 02210.
(6)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 4, 2014 by Invesco Ltd. Invesco Ltd. reported that it has (i) sole voting power with respect to 5,740,559 shares and (ii) sole dispositive power with respect to 5,743,159 shares. The address provided therein for Invesco Ltd. is 1555 Peachtree Street NE; Atlanta, GA 30309.
(7)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 3, 2014 by Manning & Napier Advisors, LLC. Manning & Napier Advisors, LLC reported that it has (i) sole voting power with respect to 3,611,272 shares and (ii) sole dispositive power with respect to 4,824,992 shares. The address provided therein for Manning & Napier Advisors, LLC is 290 Woodcliff Drive, Fairport, NY 14450.
(8)	Consists of 3,513,993 shares of common stock and 822,500 shares of common stock underlying options exercisable within 60 days from April 15, 2014. Of the shares attributed to Mr. Zwanziger, 224,276 shares of common stock are owned by Orit Goldstein as Trustee of the Zwanziger Family 2004 Irrevocable Trust, 122,186 shares owned by the Zwanziger Family 2009 Irrevocable Trust and 1,806,696 shares of common stock are owned by Zwanziger Family Ventures, LLC, a limited liability company managed by Mr. Zwanziger and his spouse. Of the other shares attributed to him, Mr. Zwanziger disclaims beneficial ownership of (i) 2,600 shares owned by his wife, Janet M. Zwanziger, (ii) 7,600 shares owned by the Zwanziger Goldstein Foundation, a charitable foundation for which Mr. Zwanziger and his spouse serve as directors, (iii) 580,201 shares owned by Ron Zwanziger as Trustee of the Zwanziger 2004 Revocable Trust, (iv) 191,830 shares owned by Orit Goldstein as the Trustee of the Zwanziger Family Trust, and (v) 472,193 shares owned by Zwanziger Family 2012 Irrevocable Trust. Does not include 36,380 shares of common stock potentially acquirable by the Zwanziger Family Trust upon conversion of 3% senior subordinated notes at a conversion price of $43.98 per share.
(9)	This information is based on information contained in a Schedule 13G filed with the SEC on February 10, 2014 by The Vanguard Group. The Vanguard Group reported that it has (i) sole voting power with respect to 46,949 shares, (ii) sole dispositive power with respect to 4,124,608 shares and (iii) shared dispositive power with respect to 43,349 shares. The address provided therein for The Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355.
(10)	Consists of 477,239 shares of common stock and 358,750 shares of common stock underlying options exercisable within 60 days from April 15, 2014.
(11)	Consists of 300,419 shares of common stock and 302,500 shares of common stock underlying options exercisable within 60 days from April 15, 2014.
(12)	Consists of 155,693 shares of common stock, and 101,006 shares of common stock underlying options exercisable within 60 days from April 15, 2014. Includes 1,007 shares of common stock owned by a charitable remainder unitrust of which Mr. Levy disclaims beneficial ownership.
(13)	Consists of 46,000 shares of common stock owned directly by Mr. Powers and 145,225 shares of common stock owned by clients of Private Capital Management, L.P. (“PCM”), of which Mr. Powers is Chairman and Chief Executive Officer and has trading authority. Mr. Powers disclaims beneficial ownership of the common shares owned by the clients of PCM.
(14)	Consists of 86,295 shares of common stock and 74,868 shares of common stock underlying options exercisable within 60 days from April 15, 2014.
(15)	Consists of 9,780 shares of common stock and 90,540 shares of common stock underlying options exercisable within 60 days from April 15, 2014.
(16)	Consists of 4,796 shares of common stock and 96,591 shares of common stock underlying options exercisable within 60 days from April 15, 2014.
(17)	Consists of 4,444 shares of common stock and 57,156 shares of common stock underlying options exercisable within 60 days from April 15, 2014.
(18)	Consists of 903 shares of common stock and 55,769 shares of common stock underlying options exercisable within 60 days from April 15, 2014.
(19)	Consists of 5,674,176 shares of common stock and 2,856,100 shares of common stock underlying options exercisable within 60 days from April 15, 2014.

In addition, as of April 15, 2014, the Zwanziger Family Trust, a trust for the benefit of Mr. Zwanziger’s children and the trustee of which is Mr. Zwanziger’s sister, owns 11,078 shares of our Series B preferred stock. The shares of Series B preferred stock owned by the Zwanziger Family Trust represents less than 1% of the outstanding shares of the Series B preferred stock. Mr. Zwanziger disclaims beneficial ownership of the Series B preferred stock owned by the Zwanziger Family Trust. As of April 15, 2014, Mr. Powers directly owns 18,608 shares of our Series B preferred stock. Additionally, as of April 15, 2014, clients of PCM, of which Mr. Powers is Chairman and Chief Executive Officer and has trading authority, owns 3,257 shares of our Series B preferred stock. Mr. Powers disclaims beneficial ownership of the Series B preferred stock owned by the clients of PCM. We are not aware that any of our directors or executive officers beneficially owns any other shares of Series B preferred stock.

Equity Compensation Plan Information

The following table furnishes information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2013.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)(2))
Equity compensation plans approved by security holders	10,337,398		$37.28	2,561,041	(3)
Equity compensation plans not approved by security holders	105,000	(4)	$0.00	—
Total	10,442,398		$36.91	2,561,041	(3)

(1)	This table excludes an aggregate of 1,103,133 shares issuable upon exercise of outstanding options assumed by the Company in connection with various acquisition transactions. The weighted average exercise price of the excluded acquired options is $41.22.
(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2013, 1,076,558 shares under the 2010 Stock Option and Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, performance share awards or other equity-based awards.
(3)	Includes 1,484,483 shares issuable under the Company’s 2001 Employee Stock Purchase Plan.
(4)	Represents shares issuable upon vesting of an RSU award issued as an inducement grant in connection with the appointment of Namal Nawana as our new Chief Operating Officer, effective December 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has determined that the following directors are independent under the rules of the New York Stock Exchange: Dr. Benjamin, Dr. Björklund, Ms. Goldberg, Mr. Levy, Mr. MacMillan, Mr. Markison, Sir Tom, Mr. Powers, Dr. Quelch and Mr. Roosevelt. The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each composed solely of directors who satisfy the applicable independence requirements of the New York Stock Exchange’s listing standards for such committees.

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

Our Audit Committee engaged PricewaterhouseCoopers LLP, or PwC, to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2013. Our Audit Committee has also engaged PwC to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2014.

We expect representatives of PwC to be present at our 2014 annual meeting of stockholders, that they will have the opportunity to make a statement at such meeting if they so desire, and that they will be available to respond to appropriate questions from stockholders.

Audit Fees

Aggregate audit fees billed by PwC for 2013 were $6,654,801. Audit fees include fees billed for professional services rendered in connection with PwC’s integrated audit of our consolidated annual financial statements and internal control over financial reporting and review of our quarterly financial statements, and audit services normally provided by the principal independent registered public accounting firm in connection with other statutory or regulatory filings. Aggregate audit fees billed by PwC for 2012 were $5,402,806.

Audit-related Fees

Aggregate audit-related fees billed in 2013 and 2012 by PwC were $4,094,535 and $53,648, respectively. Audit-related fees for 2013 consist of fees billed for professional services rendered by the firm for accounting consultations and services related to potential divestiture transactions. Audit-related fees for 2012 consist of fees billed for professional services rendered by the firm for accounting consultation services related to business acquisitions and financings.

Tax Fees

Aggregate tax fees billed in 2013 and 2012 for tax-related services performed by PwC were $620,431 and $1,064,417, respectively. Tax fees include fees billed for professional services rendered by PwC for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were billed by PwC for 2013 or 2012.

Pre-approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm other than permitted non-audit services estimated in good faith by the independent registered public accounting firm and management to entail fees payable of $25,000 or less on a project-by-project basis and which would also qualify for exemption from the pre-approval requirements of the Securities Exchange Act of 1934, as amended. No services were provided for 2013 or 2012 in reliance on this exemption. The authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present any services so pre-approved to the full Audit Committee at its next meeting.

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, event date October 9, 2013, filed with the SEC on October 16, 2013)

4.1	Indenture, dated May 14, 2007, between the Company and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)

4.2	Indenture dated as of May 12, 2009 between Inverness Medical Innovations, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)

4.3	Ninth Supplemental Indenture dated September 21, 2010 to Indenture date as of May 12, 2009 among Alere Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)

4.4	Eleventh Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.5	Thirteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.6	Fifteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.) dated as of April 3, 2013 among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013)

4.7	Sixteenth Supplemental Indenture dated as of May 24, 2013 to Indenture dated as of May 12, 2009, by and among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed May 30, 2013)

4.8	Indenture dated as of August 11, 2009 between Inverness Medical Innovations, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

4.9	Fifteenth Supplemental Indenture, dated as of December 11, 2012 to Indenture dates as of August 11, 2009, by and among the Company, the subsidiary guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date December 11, 2012, filed on December 14, 2012)

4.10	Sixteenth Supplemental Indenture, dated April 3, 2013 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.) to Indenture dated as of August 11, 2009 among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories

Exhibit No.	Description

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

4.11	Registration Rights Agreement, dated as of December 11, 2012, by and among the Company, the guarantors named therein, and Jefferies & Company, Inc., Goldman, Sachs & Co., and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date December 11, 2012, filed on December 14, 2012)

4.12	Registration Rights Agreement, dated as of May 24, 2013, by and among the Company, the guarantors named therein, and Goldman, Sachs & Co., Jefferies LLC and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed May 30, 2013)

+10.1	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed on March 12, 2007)

+10.2	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

‡10.3	Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)

‡10.4	Alere Inc. 2010 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on June 26, 2013)

‡10.5	Rules of Alere Inc. HM Revenue and Customs Approved Share Option Plan (2007), as amended (authorized for use under the Alere Inc. 2001 Stock Option and Incentive Plan and the Alere Inc. 2010 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

‡ 10.6	Summary of Terms of Stock Option Agreements under Alere Inc. Stock Option and Incentive Plans (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012)

*‡10.7	Summary of Non-Employee Director Compensation

‡10.8	Alere Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix C to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on June 26, 2013)

‡ 10.9	Restricted Stock Unit Agreement, dated December 30, 2012, between Alere Inc. and Namal Nawana (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012)

‡ 10.10	Consulting Agreement, dated August 30, 2009, between Inverness Medical Switzerland GmbH and Citros V.O.F. (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2011)

‡ 10.11	Management Consultancy Agreement, dated June 26, 2008, between Gesellschaft für Patientenhilfe DGP mbH and Leiter & Partner Unternehmensberater Partnerschaftsgesellschaft (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2011)

‡ 10.12	Amendment of the Contract on the Provision of Consulting, Lease and Other Services, dated April 21, 2011, between Gesellschaft für Patientenhilfe DGP mbH and Leiter & Cie. GmbH (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2011)

10.13	Purchase Agreement dated November 28, 2012 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date November 28, 2012, filed with the SEC on November 30, 2012)

10.14	Purchase Agreement dated May 13, 2013 among Alere Inc., the subsidiary guarantors named therein and Goldman, Sachs & Co., Jefferies LLC and Credit Suisse Securities (USA) LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date May 10, 2013, filed May 16, 2013)

Exhibit No.	Description

10.15	Credit Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

10.16	Guaranty and Security Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, and each Grantor party thereto and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

10.17	First Amendment to Credit Agreement dated as of July 27, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.18	Second Amendment to Credit Agreement dated as of December 7, 2011 among Alere Inc., as Borrower, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date December 7, 2011, filed on December 9, 2011)

10.19	Third Amendment to Credit Agreement dated as of March 28, 2012 among Alere Inc., as Borrower, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date March 28, 2012, filed on April 2, 2012)

10.20	Fourth Amendment to Credit Agreement, dated as of March 22, 2013, among the Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed May 30, 2013)

*21.1	List of Subsidiaries of the Company as of February 25, 2013

*23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

**31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

**31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011, (b) our Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011 (c) our Consolidated Balance Sheets as of December 31, 2013 and 2012, (d) our Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010, (e) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011 and (f) the Notes to such Consolidated Financial Statements.

*	Previously filed.
**	Filed herewith.
+	We have omitted portions of this exhibit which have been granted confidential treatment.
‡	Management contract or compensatory plan or arrangement, or amendment thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALERE INC.

Date: April 30, 2014	By:	/s/ RON ZWANZIGER
Ron Zwanziger
Chairman, Chief Executive Officer and President