Form 10-Q
period 2014-03-31
ALERE INC.
filed 2014-05-06
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of May 1, 2014 was 82,592,966.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2014

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these risk factors, and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net product sales	$495,445	$508,276
Services revenue	215,965	226,909

Net product sales and services revenue	711,410	735,185
License and royalty revenue	5,212	4,064

Net revenue	716,622	739,249

Cost of net product sales	246,112	253,078
Cost of services revenue	117,732	120,158

Cost of net product sales and services revenue	363,844	373,236
Cost of license and royalty revenue	1,539	1,756

Cost of net revenue	365,383	374,992

Gross profit	351,239	364,257

Operating expenses:
Research and development	38,699	41,454
Sales and marketing	147,064	156,456
General and administrative	139,536	135,858

Operating expenses	325,299	333,768

Operating income	25,940	30,489
Interest expense, including amortization of original issue discounts and deferred financing costs	(52,044)	(57,399)
Other income (expense), net	4,722	(470)

Loss before benefit for income taxes	(21,382)	(27,380)
Benefit for income taxes	(9,917)	(36,871)

Income (loss) before equity earnings of unconsolidated entities, net of tax	(11,465)	9,491
Equity earnings of unconsolidated entities, net of tax	5,352	2,934

Net income (loss)	(6,113)	12,425
Less: Net income (loss) attributable to non-controlling interests	108	(25)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(6,221)	12,450
Preferred stock dividends	(5,250)	(5,250)

Net income (loss) available to common stockholders	$(11,471)	$7,200

Basic net income (loss) per common share attributable to Alere Inc. and Subsidiaries:	$(0.14)	$0.09

Diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries:	$(0.14)	$0.09

Weighted-average shares-basic	82,387	81,199

Weighted-average shares-diluted	82,387	81,300

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(6,113)	$12,425

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(11,340)	(75,355)
Unrealized losses on available for sale securities	(17)	—
Unrealized gains on hedging instruments	8	11
Minimum pension liability adjustment	74	605

Other comprehensive loss, before tax	(11,275)	(74,739)
Income tax benefit related to items of other comprehensive loss	—	—

Other comprehensive loss, net of tax	(11,275)	(74,739)

Comprehensive loss	(17,388)	(62,314)
Less: Comprehensive income (loss) attributable to non-controlling interests	108	(25)

Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(17,496)	$(62,289)

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$433,026	$361,908
Restricted cash	4,222	6,373
Marketable securities	781	858
Accounts receivable, net of allowances of $78,054 and $76,643 at March 31, 2014 and December 31, 2013, respectively	528,793	548,729
Inventories, net	371,136	364,185
Deferred tax assets	62,616	60,689
Prepaid expenses and other current assets	120,529	129,672

Total current assets	1,521,103	1,472,414
Property, plant and equipment, net	545,051	545,164
Goodwill	3,090,056	3,093,691
Other intangible assets with indefinite lives	55,916	56,702
Finite-lived intangible assets, net	1,617,254	1,684,611
Restricted cash	28,856	29,370
Deferred financing costs, net, and other non-current assets	80,056	84,073
Investments in unconsolidated entities	90,445	86,830
Deferred tax assets	7,449	7,959

Total assets	$7,036,186	$7,060,814

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$65,252	$49,112
Current portion of capital lease obligations	6,220	6,855
Accounts payable	190,448	187,371
Accrued expenses and other current liabilities	430,261	429,848

Total current liabilities	692,181	673,186

Long-term liabilities:
Long-term debt, net of current portion	3,745,796	3,772,788
Capital lease obligations, net of current portion	15,090	14,407
Deferred tax liabilities	307,574	329,249
Other long-term liabilities	194,989	188,336

Total long-term liabilities	4,263,449	4,304,780

Commitments and contingencies (Note 16)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at March 31, 2014 and December 31, 2013); Authorized: 2,300 shares; Issued: 2,065 shares at March 31, 2014 and December 31, 2013; Outstanding: 1,774 shares at March 31, 2014 and December 31, 2013	606,468	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 90,224 shares at March 31, 2014 and 89,666 shares at December 31, 2013; Outstanding: 82,545 shares at March 31, 2014 and 81,987 shares at December 31, 2013	90	90
Additional paid-in capital	3,334,264	3,319,168
Accumulated deficit	(1,642,448)	(1,636,227)
Treasury stock, at cost, 7,679 shares at March 31, 2014 and December 31, 2013	(184,971)	(184,971)
Accumulated other comprehensive loss	(37,837)	(26,562)

Total stockholders’ equity	2,075,566	2,077,966
Non-controlling interests	4,990	4,882

Total equity	2,080,556	2,082,848

Total liabilities and equity	$7,036,186	$7,060,814

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$(6,113)	$12,425
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	4,141	5,217
Depreciation and amortization	98,086	104,970
Non-cash charges for sale of inventories revalued at the date of acquisition	—	461
Non-cash stock-based compensation expense	5,704	4,123
Impairment of inventory	589	—
Impairment of long-lived assets	161	—
Loss on disposition of fixed assets	2,072	172
Equity earnings of unconsolidated entities, net of tax	(5,352)	(2,934)
Deferred income taxes	(24,636)	(50,907)
Other non-cash items	(3,659)	1,941
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	19,898	(20,167)
Inventories, net	(12,745)	(17,171)
Prepaid expenses and other current assets	4,330	(5,833)
Accounts payable	5,231	(1,988)
Accrued expenses and other current liabilities	8,363	42,096
Other non-current liabilities	13,313	795
Cash paid for contingent consideration	(3,475)	(2,139)

Net cash provided by operating activities	105,908	71,061

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	2,151	(8,573)
Purchases of property, plant and equipment	(27,540)	(36,105)
Proceeds from sale of property, plant and equipment	129	1,143
Cash received from disposition	4,373	—
Cash paid for business acquisitions, net of cash acquired	—	(158,421)
Cash received from (paid for) investments	(507)	10,771
Cash received from sales of marketable securities	60	—
Increase in other assets	(2,925)	(5,569)

Net cash used in investing activities	(24,259)	(196,754)

Cash Flows from Financing Activities:
Cash paid for financing costs	(7)	(1,427)
Cash paid for contingent purchase price consideration	(4,195)	(19,098)
Proceeds from issuance of common stock, net of issuance costs	14,698	6,135
Proceeds from issuance of long-term debt	939	10,053
Payments on long-term debt	(15,823)	(19,638)
Net proceeds under revolving credit facilities	233	162,483
Cash paid for dividends	(5,323)	(5,323)
Excess tax benefits on exercised stock options	292	104
Principal payments on capital lease obligations	(1,840)	(1,721)

Net cash provided by (used in) financing activities	(11,026)	131,568

Foreign exchange effect on cash and cash equivalents	495	(6,988)

Net increase (decrease) in cash and cash equivalents	71,118	(1,113)
Cash and cash equivalents, beginning of period	361,908	328,346

Cash and cash equivalents, end of period	$433,026	$327,233

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation of Financial Information

The accompanying Consolidated Financial Statements of Alere Inc. are unaudited. In the opinion of management, the unaudited Consolidated Financial Statements contain all adjustments considered normal and recurring and necessary for their fair statement. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows. Our audited Consolidated Financial Statements for the year ended December 31, 2013 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, or SEC, on March 3, 2014. These unaudited Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2013.

Certain reclassifications of prior period amounts have been made to conform to current period presentation. These reclassifications had no effect on net income or equity.

During the three months ended March 31, 2014, we recorded net after-tax expense charges of $1.3 million to correct prior period items, including a net after-tax charge of $2.8 million related to the fair value of the MedApps Holding Company, Inc., or MedApps, contingent consideration obligations. We consider the adjustments to be immaterial to both the prior period and the current period financial statements.

Certain amounts presented may not recalculate directly, due to rounding.

(2) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2014, our cash equivalents consisted of money market funds.

(3) Restricted Cash

We had restricted cash of $33.1 million and $35.7 million as of March 31, 2014 and December 31, 2013, respectively. $28.9 million and $29.4 million of our restricted cash as of March 31, 2014 and December 31, 2013, respectively, was classified as non-current on our Consolidated Balance Sheet, as it secures a foreign bank loan arrangement that we entered into during the third quarter of 2013 and, under the terms of the loan agreement, is required to remain on deposit for two years.

(4) Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$124,020	$118,571
Work-in-process	73,848	79,559
Finished goods	173,268	166,055

	$371,136	$364,185

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(5) Stock-based Compensation

We recorded stock-based compensation expense in our Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of net revenue	$287	$232
Research and development	1,191	747
Sales and marketing	891	716
General and administrative	3,335	2,428

	5,704	4,123
Benefit for income taxes	(1,778)	(862)

	$3,926	$3,261

(6) Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Basic and diluted net income (loss) per common share:
Numerator:
Net income (loss)	$(6,113)	$12,425
Preferred stock dividends	(5,250)	(5,250)
Less: Net income (loss) attributable to non-controlling interest	108	(25)

Net income (loss) available to common stockholders	$(11,471)	$7,200

Denominator:
Weighted-average common shares outstanding—basic	82,387	81,199
Effect of dilutive securities:
Stock options	—	101

Weighted-average common shares outstanding—diluted	82,387	81,300

Basic net income (loss) per common share attributable to Alere Inc. and Subsidiaries	$(0.14)	$0.09

Diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries	$(0.14)	$0.09

The following potential dilutive securities were not included in the calculation of diluted net income (loss) per common share because the inclusion thereof would be antidilutive (in thousands):

	Three Months Ended March 31,
	2014	2013
Denominator:
Options to purchase shares of common stock	11,143	9,987
Warrants	4	4
Conversion shares related to 3% convertible senior subordinated notes	3,411	3,411
Conversion shares related to subordinated convertible promissory notes	27	27
Conversion shares related to Series B convertible preferred stock	10,239	10,239
Common stock equivalents related to the settlement of a contingent consideration obligation	358	—

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	25,182	23,668

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(7) Stockholders’ Equity and Non-controlling Interests

(a) Preferred Stock

For both the three months ended March 31, 2014 and 2013, Series B preferred stock dividends amounted to $5.3 million, which reduced earnings available to common stockholders for purposes of calculating net income (loss) per common share for each of the periods. As of March 31, 2014, $5.3 million of Series B preferred stock dividends was accrued. As of April 15, 2014, payments have been made covering all dividend periods through March 31, 2014.

The Series B preferred stock dividends for the three months ended March 31, 2014 and 2013 were paid in cash.

(b) Changes in Stockholders’ Equity and Non-controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the three months ended March 31, 2014 and 2013 is provided below (in thousands):

	Three Months Ended March 31,
	2014			2013
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$2,077,966	$4,882	$2,082,848	$2,180,422	$2,282	$2,182,704
Issuance of common stock under employee compensation plans	14,698	—	14,698	6,135	—	6,135
Preferred stock dividends	(5,323)	—	(5,323)	(5,323)	—	(5,323)
Stock-based compensation expense	5,704	—	5,704	4,123	—	4,123
Excess tax benefits on exercised stock options	17	—	17	(422)	—	(422)
Net income (loss)	(6,221)	108	(6,113)	12,450	(25)	12,425
Total other comprehensive loss	(11,275)	—	(11,275)	(74,739)	—	(74,739)

Equity, end of period	$2,075,566	$4,990	$2,080,556	$2,122,646	$2,257	$2,124,903

(8) Business Combinations

Acquisitions are accounted for using the acquisition method and the acquired companies’ results have been included in the accompanying Consolidated Financial Statements from their respective dates of acquisition. During the three months ended March 31, 2014 and 2013, we expensed acquisition-related costs of $0.3 million and $0.9 million, respectively, in general and administrative expense.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Acquisitions in 2013

(a) Epocal

On February 1, 2013, we acquired Epocal, Inc., or Epocal, located in Ottawa, Canada, a provider of technologies that support blood gas and electrolyte testing at the point of care. The aggregate purchase price was approximately $248.5 million, which consisted of $151.4 million in cash, a $22.1 million settlement of a pre-existing arrangement and a contingent consideration obligation with an aggregate acquisition date fair value of $75.0 million. The operating results of Epocal are included in our professional diagnostics reporting unit and business segment. The amount allocated to goodwill from this acquisition is not deductible for tax purposes.

(b) Other acquisitions in 2013

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

Our Consolidated Statement of Operations for the three months ended March 31, 2014 included revenue totaling approximately $23.8 million related to these businesses. Goodwill has been recognized in the Mega Medika, Alere Health Services, Pantech, and Simplex acquisitions and amounted to approximately $2.5 million. The goodwill related to the Mega Medika and Simplex acquisitions is deductible for tax purposes, but the goodwill related to the Pantech and Alere Health Services acquisitions is not.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

A summary of the preliminary fair values of the net assets acquired for the acquisitions consummated in 2013 is as follows (in thousands):

	Epocal	Other	Total
Current assets (1)	$12,536	$13,702	$26,238
Property, plant and equipment	1,267	1,669	2,936
Goodwill	98,454	2,543	100,997
Intangible assets	164,400	51,180	215,580
Other non-current assets	18,158	29	18,187

Total assets acquired	294,815	69,123	363,938

Current liabilities	2,627	5,398	8,025
Non-current liabilities	43,727	6,175	49,902

Total liabilities assumed	46,354	11,573	57,927

Net assets acquired	248,461	57,550	306,011
Less:
Contingent consideration	75,000	1,264	76,264
Settlement of pre-existing arrangements	22,088	17,500	39,588
Non-controlling interest	—	1,774	1,774
Bargain purchase gain	—	8,023	8,023
Deferred purchase price consideration	—	768	768

Cash paid	$151,373	$28,221	$179,594

(1)	Includes approximately $3.3 million of acquired cash.

The following are the intangible assets acquired and their respective fair values and weighted-average useful lives (dollars in thousands):

	Epocal	Other	Total	Weighted- average Useful Life
Core technology and patents	$119,700	$—	$119,700	20.0 years
Software	—	2,154	2,154	5.7 years
Trademarks and trade names	20,500	80	20,580	19.1 years
License agreements	—	620	620	1.5 years
Customer relationships	—	42,510	42,510	11.5 years
Other	—	5,816	5,816	3.0 years
In-process research and development	24,200	—	24,200	N/A

Total intangible assets	$164,400	$51,180	$215,580

(9) Restructuring

The following table sets forth aggregate restructuring charges recorded in our Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
Statement of Operations Caption	2014	2013
Cost of net revenue	$875	$623
Research and development	—	—
Sales and marketing	1,557	1,099
General and administrative	4,783	2,170

Total operating expenses	7,215	3,892
Interest expense, including amortization of original issue discounts and deferred financing costs	125	55

Total charges	$7,340	$3,947

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(a) 2014 Restructuring Plans

In 2014, management developed cost reduction efforts within our professional diagnostics and corporate and other business segments, including our U.S. sales force, our global information technology group, and certain businesses in Europe. The following table summarizes the restructuring activities related to our 2014 restructuring plans for the three months ended March 31, 2014 (in thousands):

	Professional Diagnostics	Corporate and Other	Total
Severance-related costs	$2,364	$87	$2,451
Facility and transition costs	34	8	42

Cash charges	2,398	95	2,493
Fixed asset and inventory impairments	750	—	750

Total charges	$3,148	$95	$3,243

We anticipate incurring approximately $3.9 million and $1.3 million in additional costs under our 2014 restructuring plans related to our professional diagnostics and corporate and other business segments, respectively, in the U.S. and Europe and may develop additional plans over the remainder of 2014. As of March 31, 2014, $0.7 million in severance costs arising under our 2014 restructuring plans remain unpaid.

(b) 2013 Restructuring Plans

In 2013, management developed cost reduction efforts within our professional diagnostics business segment, including businesses in our United States, Europe and Asia Pacific regions. Additionally, management took steps to improve efficiencies within our health information solutions business segment, including winding down a small portion of this business, which resulted in charges associated with the impairment of related fixed and intangible assets. The following table summarizes the restructuring activities in our professional diagnostics and health information solutions business segments related to our 2013 restructuring plans for the three months ended March 31, 2014 and 2013 and since inception (in thousands):

	Three Months Ended March 31,		Since
Professional Diagnostics	2014	2013	Inception
Severance-related costs	$838	$833	$7,964
Facility and transition costs	174	13	2,755

Cash charges	1,012	846	10,719
Fixed asset and inventory impairments	—	—	743

Total charges	$1,012	$846	$11,462

	Three Months Ended March 31,		Since
Health Information Solutions	2014	2013	Inception
Severance-related costs	$89	$69	$3,356
Facility and transition costs	3,227	—	6,182
Other exit costs	33	—	50

Cash charges	3,349	69	9,588
Fixed asset and inventory impairments	—	—	1,089
Intangible asset impairments	—	—	2,596
Other non-cash (recoveries)	(854)	—	(1,757)

Total charges	$2,495	$69	$11,516

We anticipate incurring approximately $2.4 million in additional costs under our 2013 restructuring plans related to our professional diagnostics business segment in the United States and Europe and approximately $0.7 million in additional facility costs under our 2013 restructuring plans related to our health information solutions segment. As of March 31, 2014, $7.4 million in severance and facility costs arising under our 2013 restructuring plans remain unpaid.

(c) Restructuring Plans Prior to 2013

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In 2011, management executed a company-wide cost reduction plan, which impacted our corporate and other business segment, as well as the health information solutions and professional diagnostics business segments. Management also developed plans within our professional diagnostics business segment to consolidate operating activities among certain of our U.S., European and Asia Pacific subsidiaries, including transferring the manufacturing of our Panbio products from Australia to our Standard Diagnostics facility in South Korea and eliminating redundant costs among our newly acquired Axis-Shield subsidiaries. Additionally, within our health information solutions business segment, management executed plans to further reduce costs and improve efficiencies, as well as cease operations at our GeneCare Medical Genetics Center, Inc., facility in Chapel Hill, North Carolina and transfer the majority of our Quality Assured Services, Inc. operation in Orlando, Florida to our facility in Livermore, California.

In 2010, management developed several plans to reduce costs and improve efficiencies within our health information solutions and professional diagnostics business segments. Additionally in 2008, management developed and initiated plans to transition the businesses of Cholestech Corporation to our San Diego, California facility.

The following table summarizes the restructuring activities related to our active 2012, 2011, 2010 and 2008 restructuring plans for the three months ended March 31, 2014 and 2013 and since inception (in thousands):

	Three Months Ended March 31,		Since
Professional Diagnostics	2014	2013	Inception
Severance-related costs	$59	$312	$24,251
Facility and transition costs	84	232	8,846
Other exit costs	12	16	768

Cash charges	155	560	33,865
Fixed asset and inventory impairments	—	—	6,922
Intangible asset impairments	—	—	686
Other non-cash charges	—	—	64

Total charges	$155	$560	$41,537

	Three Months Ended March 31,		Since
Health Information Solutions	2014	2013	Inception
Severance-related costs	$—	$1,819	$12,308
Facility and transition costs (recoveries)	355	659	13,870
Other exit costs	80	39	843

Cash charges (recoveries)	435	2,517	27,021
Fixed asset and inventory impairments	—	—	3,878
Intangible asset impairments	—	—	5,923
Other non-cash charges	—	(45)	(223)

Total charges (recoveries)	$435	$2,472	$36,599

We anticipate incurring approximately $0.8 million in additional facility costs under these plans related to our professional diagnostics and health information solutions business segments. As of March 31, 2014, $4.9 million in cash charges remain unpaid, primarily related to facility lease obligations, which are anticipated to continue through 2020.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

(d) Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $7.7 million is included in accrued expenses and other current liabilities and $5.3 million is included in other long-term liabilities on our accompanying Consolidated Balance Sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2013	$2,708	$7,830	$609	$11,147
Cash charges	3,437	3,882	125	7,444
Payments	(4,063)	(1,459)	(73)	(5,595)
Currency adjustments	5	35	(9)	31

Balance, March 31, 2014	$2,087	$10,288	$652	$13,027

(10) Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	March 31, 2014	December 31, 2013
A term loans(1) (2)	$820,625	$832,188
B term loans(1)	901,875	904,188
Incremental B-1 term loans(1)	244,375	245,000
Incremental B-2 term loans(1)	194,629	195,050
Revolving line of credit(1)	170,000	170,000
7.25% Senior notes	450,000	450,000
6.5% Senior subordinated notes	425,000	425,000
8.625% Senior subordinated notes	400,000	400,000
3% Convertible senior subordinated notes	150,000	150,000
Other lines of credit	581	355
Other	53,963	50,119

	3,811,048	3,821,900
Less: Current portion	(65,252)	(49,112)

	$3,745,796	$3,772,788

(1)	Incurred under our secured credit facility.
(2)	Includes “A” term loans and “Delayed Draw” term loans under our secured credit facility.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our accompanying Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Secured credit facility (1)	$24,762	$27,275
7.25% Senior notes	8,525	8,356
7.875% Senior notes	—	(27)
6.5% Senior subordinated notes	7,178	—
9% Senior subordinated notes	—	10,394
8.625% Senior subordinated notes	9,273	9,273
3% Convertible senior subordinated notes	1,246	1,246

	$50,984	$56,517

(1)	Includes “A” term loans, including the “Delayed-Draw” term loans; “B” term loans; “Incremental B-1” term loans; “Incremental B-2” term loans; and revolving line of credit loans. For the three months ended March 31, 2014 and 2013, the amounts include $0.4 million and $1.0 million, respectively, related to the amortization of fees paid for certain debt modifications.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	March 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$781	$781	$—	$—

Total assets	$781	$781	$—	$—

Liabilities:
Contingent consideration obligations (1)	$210,819	$—	$—	$210,819

Total liabilities	$210,819	$—	$—	$210,819

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$858	$858	$—	$—

Total assets	$858	$858	$—	$—

Liabilities:
Contingent consideration obligations (1)	$213,969	$—	$—	$213,969

Total liabilities	$213,969	$—	$—	$213,969

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our Consolidated Statements of Operations. See Note 16 for additional information on the valuation of our contingent consideration obligations.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Changes in the fair value of our Level 3 contingent consideration obligations during the three months ended March 31, 2014 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2014	$213,969
Payments	(7,710)
Present value accretion and adjustments	4,550
Foreign currency adjustments	10

Fair value of contingent consideration obligations, March 31, 2014	$210,819

At March 31, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt were $3.8 billion and $3.9 billion, respectively, at March 31, 2014. The carrying amount and estimated fair value of our long-term debt were $3.8 billion and $3.9 billion, respectively, at December 31, 2013. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future.

(12) Defined Benefit Pension Plan

Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Service cost	$—	$—
Interest cost	199	182
Expected return on plan assets	(188)	(156)
Amortization of prior service cost	110	103

Net periodic benefit cost	$121	$129

(13) Financial Information by Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our reportable operating segments are professional diagnostics, health information solutions, consumer diagnostics and corporate and other. Our operating results include license and royalty revenue which are allocated to professional diagnostics and consumer diagnostics on the basis of the original license or royalty agreement. We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Professional Diagnostics	Health Information Solutions	Consumer Diagnostics	Corporate and Other	Total
Three Months Ended March 31, 2014:
Net revenue	$566,545	$123,668	$26,409	$—	$716,622
Operating income (loss)	$51,326	$(6,720)	$2,248	$(20,914)	$25,940
Depreciation and amortization	$77,421	$19,111	$920	$634	$98,086
Restructuring charges	$4,303	$2,817	$—	$95	$7,215
Stock-based compensation	$—	$—	$—	$5,704	$5.704
Three Months Ended March 31, 2013:
Net revenue	$582,492	$134,207	$22,550	$—	$739,249
Operating income (loss)	$59,840	$(13,893)	$2,280	$(17,738)	$30,489
Depreciation and amortization	$82,794	$20,737	$1,153	$286	$104,970
Non-cash charge associated with acquired inventory	$461	$—	$—	$—	$461
Restructuring charges	$1,389	$2,503	$—	$—	$3,892
Stock-based compensation	$—	$—	$—	$4,123	$4,123
Assets:
As of March 31, 2014	$5,697,874	$496,310	$205,105	$636,897	$7,036,186
As of December 31, 2013	$5,744,734	$504,645	$197,458	$613,977	$7,060,814

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following tables summarize our net revenue from the professional diagnostics and health information solutions reporting segments by groups of similar products and services for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
Professional Diagnostics Segment	2014	2013
Infectious disease	$164,030	$189,844
Toxicology	151,897	149,049
Cardiology	121,633	114,933
Diabetes	50,721	50,083
Other	73,052	74,719

Professional diagnostics net product sales and services revenue	561,333	578,628
License and royalty revenue	5,212	3,864

Professional diagnostics net revenue	$566,545	$582,492

	Three Months Ended March 31,
Health Information Solutions Segment	2014	2013
Condition and case management	$49,319	$54,126
Wellness	24,950	26,300
Women’s & children’s health	22,215	29,080
Patient self-testing services	27,184	24,701

Health information solutions net revenue	$123,668	$134,207

(14) Related Party Transactions

In May 2007, we completed the formation of Swiss Precision Diagnostics GmbH, or SPD, our 50/50 joint venture with Procter & Gamble, for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting.

We had a net receivable from SPD of $0.2 million and $2.1 million as of March 31, 2014 and December 31, 2013, respectively. Included in the $0.2 million receivable balance as of March 31, 2014 is approximately $1.7 million of costs incurred in connection with our 2008 SPD-related restructuring plans. Included in the $2.1 million receivable balance as of December 31, 2013 is approximately $1.8 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $13.3 million and $13.2 million as of March 31, 2014 and December 31, 2013, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the formation of the joint venture was completed have been classified as other receivables within prepaid and other current assets on our accompanying Consolidated Balance Sheets in the amount of $9.3 million and $12.4 million as of March 31, 2014 and December 31, 2013, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $20.6 million and $17.1 million during the three-month periods ended March 31, 2014 and 2013, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.4 million and $0.3 million during the three-month periods ended March 31, 2014 and 2013, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying Consolidated Statements of Operations.

Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, a portion of the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $5.8 million and $9.4 million of trade receivables which are included in accounts receivable on our accompanying Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively, and $22.2 million and $18.8 million of trade accounts

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

payable which are included in accounts payable on our accompanying Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2013, we received $10.8 million in cash from SPD as a return of capital.

The following table summarizes our related party balances with SPD within our Consolidated Balance Sheets (in thousands):

Balance Sheet Caption	March 31, 2014	December 31, 2013
Accounts receivable, net of allowances	$5,753	$9,436
Prepaid expenses and other current assets	$9,469	$12,417
Deferred financing costs, net, and other non-current assets	$13,313	$13,249
Accounts payable	$22,215	$18,811

(15) Other Arrangements

On February 19, 2013, we entered into an agreement with the Bill and Melinda Gates Foundation, or the Gates Foundation, whereby we were awarded a grant by the Gates Foundation in the amount of $21.6 million to support the development and commercialization of a validated, low-cost, nucleic-acid assay for clinical Tuberculosis, or TB, detection and drug-resistance test cartridges and adaptation of an analyzer platform capable of operation in rudimentary laboratories in low-resource settings. In connection with this agreement, we also entered into a loan agreement with the Gates Foundation, or the Gates Loan Agreement, which provides for the making of subordinated term loans by the Gates Foundation to us from time to time, subject to the achievement of certain milestones, in an aggregate principal amount of up to $20.6 million. Funding under the Gates Loan Agreement will be used in connection with the purchase of equipment for an automated high-throughput manufacturing line and other uses as necessary for the manufacture of the TB and HIV-related products. All loans under the Gates Loan Agreement are evidenced by promissory notes that we have executed and delivered to the Gates Foundation, bear interest at the rate of 3% per annum and, except to the extent earlier repaid by us, mature and are required to be repaid in full on December 31, 2019. As of March 31, 2014, we had borrowed no amounts under the Gates Loan Agreement. As of March 31, 2014, we had received approximately $7.9 million in grant-related funding from the Gates Foundation, which was recorded as restricted cash and deferred grant funding. The deferred grant funding is classified within accrued expenses and other current liabilities on our accompanying Consolidated Balance Sheet. As qualified expenditures are incurred under the terms of the grant, we use the deferred funding to recognize a reduction of our related qualified research and development expenditures. For the three months ended March 31, 2014, we incurred $2.1 million of qualified expenditures, for which we reduced our deferred grant funding balance and recorded an offset to our research and development expenses.

(16) Material Contingencies

(a) Acquisition-related Contingent Consideration Obligations

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

We have contractual contingent purchase price consideration obligations related to certain of our acquisitions, as follows (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of March 31, 2014		Remaining Earn-out Period as of March 31, 2014		Estimated Fair Value as of March 31, 2014		Estimated Fair Value as of December 31, 2013		Payments Made during 2014
TwistDx, Inc.	March 11, 2010	$35,600	$123,888		2014 – 2025	(1)	$46,400		$45,502		$139
Ionian Technologies, Inc.	July 12, 2010	$24,500	57,500		2014 – 2015		29,400		29,000		—
Laboratory Data Systems, Inc.	August 29, 2011	$13,000	7,500		2013	(2)	7,500	(2)	7,400	(2)	—
Forensics Limited (ROAR)	September 22, 2011	$5,463	12,600		2014		3,328		2,484		—
Method Factory Inc. (Wellogic)	December 9, 2011	$18,900	—	(3)	2014 – 2019		25,400		26,900		150
MedApps.	July 2, 2012	$13,100	8,600		2014		7,600		8,200		5,000
Amedica Biotech, Inc.	July 3, 2012	$8,900	8,100		2013	(2)	7,935	(2)	7,500	(2)	—
DiagnosisOne, Inc.	July 31, 2012	$22,300	33,000		2014 – 2017		26,900		26,600		—
Epocal.	February 1, 2013	$75,000	65,500		2014 – 2018		45,600		47,200		—
Other	Various	$58,877	20,229		2014 – 2016		10,756		13,183		2,421

							$210,819		$213,969		$7,710

(1)	The maximum earn-out period ends on the fifteenth anniversary of the acquisition date.
(2)	The fair value of the maximum remaining earn-out was accrued as of March 31, 2014 and December 31, 2013. We expect to pay the maximum remaining earn-out during the second quarter of 2014.
(3)	The earn-out is comprised of three components of which two components have an aggregate maximum remaining earn-out potential of $49.9 million. There is no dollar cap on the third earn-out component, however, the earn-out potential is limited to the remaining earn-out period.

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

Recently Adopted Standards

Effective January 1, 2014, we adopted Accounting Standards Update, or ASU, 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. The adoption of this standard had no material impact on our Consolidated Financial Statements.

(18) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with Accounting Standards Codification, or ASC, 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

We recorded earnings of $5.1 million and $2.5 million during the three months ended March 31, 2014 and 2013, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying Consolidated Statements of Operations, which represented our 50% share of SPD’s net income for the respective periods.

(b) TechLab

We own 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic-associated diarrhea and parasitology. We recorded earnings of $0.3 million and $0.2 million during the three months ended March 31, 2014 and 2013, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying Consolidated Statements of Operations, which represented our minority share of TechLab’s net income for the respective periods.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

	Three Months Ended March 31,
Combined Condensed Results of Operations:	2014	2013
Net revenue	$48,933	$49,155

Gross profit	$42,980	$37,113

Net income after taxes	$10,830	$5,577

Combined Condensed Balance Sheet:	March 31, 2014	December 31, 2013
Current assets	$72,582	$63,985
Non-current assets	38,376	38,541

Total assets	$110,958	$102,526

Current liabilities	$38,524	$38,053
Non-current liabilities	6,430	6,175

Total liabilities	$44,954	$44,228

(19) Guarantor Financial Information

Our 7.25% senior notes due 2018, our 8.625% senior subordinated notes due 2018, and our 6.5% senior subordinated notes due 2020 are guaranteed by certain of our consolidated wholly owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of March 31, 2014 and December 31, 2013, the related statements of operations, statements of comprehensive income (loss) and cash flows for each of the three months ended March 31, 2014 and 2013, respectively, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2014

(in thousands)

			Non -
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$213,409	$336,037	$(54,001)	$495,445
Services revenue	—	197,908	18,057	—	215,965

Net product sales and services revenue	—	411,317	354,094	(54,001)	711,410
License and royalty revenue	—	3,485	5,018	(3,291)	5,212

Net revenue	—	414,802	359,112	(57,292)	716,622

Cost of net product sales	688	114,135	183,774	(52,485)	246,112
Cost of services revenue	73	115,325	8,054	(5,720)	117,732

Cost of net product sales and services revenue	761	229,460	191,828	(58,205)	363,844
Cost of license and royalty revenue	—	92	4,738	(3,291)	1,539

Cost of net revenue	761	229,552	196,566	(61,496)	365,383

Gross profit (loss)	(761)	185,250	162,546	4,204	351,239

Operating expenses:
Research and development	5,615	14,845	18,239	—	38,699
Sales and marketing	1,868	74,959	70,237	—	147,064
General and administrative	18,488	68,782	52,266	—	139,536

Operating expenses	25,971	158,586	140,742	—	325,299

Operating income (loss)	(26,732)	26,664	21,804	4,204	25,940
Interest expense, including amortization of original issue discounts and deferred financing costs	(51,258)	(5,628)	(4,544)	9,386	(52,044)
Other income (expense), net	4,694	3,648	5,825	(9,445)	4,722

Income (loss) before provision (benefit) for income taxes	(73,296)	24,684	23,085	4,145	(21,382)
Provision (benefit) for income taxes	(38,423)	17,367	9,681	1,458	(9,917)

Income (loss) before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(34,873)	7,317	13,404	2,687	(11,465)
Equity in earnings of subsidiaries, net of tax	28,355	68	—	(28,423)	—
Equity earnings of unconsolidated entities, net of tax	405	—	5,064	(117)	5,352

Net income (loss)	(6,113)	7,385	18,468	(25,853)	(6,113)
Less: Net income attributable to non-controlling interests	—	—	108	—	108

Net income (loss) attributable to Alere Inc. and Subsidiaries	(6,113)	7,385	18,360	(25,853)	(6,221)
Preferred stock dividends	(5,250)	—	—	—	(5,250)

Net income (loss) available to common stockholders	$(11,363)	$7,385	$18,360	$(25,853)	$(11,471)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2013

(in thousands)

			Non -
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$233,551	$320,839	$(46,114)	$508,276
Services revenue	—	207,749	19,160	—	226,909

Net product sales and services revenue	—	441,300	339,999	(46,114)	735,185
License and royalty revenue	—	3,035	3,533	(2,504)	4,064

Net revenue	—	444,335	343,532	(48,618)	739,249

Cost of net product sales	948	121,236	172,574	(41,680)	253,078
Cost of services revenue	—	115,971	8,142	(3,955)	120,158

Cost of net product sales and services revenue	948	237,207	180,716	(45,635)	373,236
Cost of license and royalty revenue	—	17	4,243	(2,504)	1,756

Cost of net revenue	948	237,224	184,959	(48,139)	374,992

Gross profit (loss)	(948)	207,111	158,573	(479)	364,257

Operating expenses:
Research and development	4,423	18,100	18,931	—	41,454
Sales and marketing	1,392	83,431	71,633	—	156,456
General and administrative	14,027	67,146	54,685	—	135,858

Operating expenses	19,842	168,677	145,249	—	333,768

Operating income (loss)	(20,790)	38,434	13,324	(479)	30,489
Interest expense, including amortization of original issue discounts and deferred financing costs	(56,858)	(7,021)	(3,417)	9,897	(57,399)
Other income (expense), net	4,770	6,259	(1,603)	(9,896)	(470)

Income (loss) before provision (benefit) for income taxes	(72,878)	37,672	8,304	(478)	(27,380)
Provision (benefit) for income taxes	(62,811)	17,082	8,971	(113)	(36,871)

Income (loss) before equity in earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(10,067)	20,590	(667)	(365)	9,491
Equity in earnings (losses) of subsidiaries, net of tax	22,244	(614)	—	(21,630)	—
Equity earnings of unconsolidated entities, net of tax	248	—	2,688	(2)	2,934

Net income	12,425	19,976	2,021	(21,997)	12,425
Less: Net loss attributable to non-controlling interests	—	—	(25)	—	(25)

Net income attributable to Alere Inc. and Subsidiaries	12,425	19,976	2,046	(21,997)	12,450
Preferred stock dividends	(5,250)	—	—	—	(5,250)

Net income available to common stockholders	$7,175	$19,976	$2,046	$(21,997)	$7,200

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2014

(in thousands)

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(6,113)	$7,386	$18,466	$(25,852)	$(6,113)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	157	(129)	(11,368)	—	(11,340)
Unrealized losses on available for sale securities	—	(17)	—	—	(17)
Unrealized gains on hedging instruments	—	—	8	—	8
Minimum pension liability adjustment	—	—	74	—	74

Other comprehensive income (loss), before tax	157	(146)	(11,286)	—	(11,275)
Income tax benefit related to items of other comprehensive income (loss)	—	—	—	—	—

Other comprehensive income (loss), net of tax	157	(146)	(11,286)	—	(11,275)

Comprehensive income (loss)	(5,956)	7,240	7,180	(25,852)	(17,388)
Less: Comprehensive income attributable to non-controlling interests	—	—	108	—	108

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(5,956)	$7,240	$7,072	$(25,852)	$(17,496)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2013

(in thousands)

			Non -
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$12,425	$19,976	$2,021	$(21,997)	$12,425

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(201)	—	(75,154)	—	(75,355)
Unrealized gains on hedging instruments	—	—	11	—	11
Minimum pension liability adjustment	—	—	605	—	605

Other comprehensive loss, before tax	(201)	—	(74,538)	—	(74,739)
Income tax benefit related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive loss, net of tax	(201)	—	(74,538)	—	(74,739)

Comprehensive income (loss)	12,224	19,976	(72,517)	(21,997)	(62,314)
Less: Comprehensive loss attributable to non-controlling interests	—	—	(25)	—	(25)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$12,224	$19,976	$(72,492)	$(21,997)	$(62,289)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

March 31, 2014

(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,020	$82,048	$337,958	$—	$433,026
Restricted cash	84	2,915	1,223	—	4,222
Marketable securities	—	776	5	—	781
Accounts receivable, net of allowances	—	250,603	278,190	—	528,793
Inventories, net	—	170,165	218,246	(17,275)	371,136
Deferred tax assets	4,984	27,375	32,120	(1,863)	62,616
Prepaid expenses and other current assets	538,410	(432,500)	10,713	3,906	120,529
Intercompany receivables	304,817	715,596	69,903	(1,090,316)	—

Total current assets	861,315	816,978	948,358	(1,105,548)	1,521,103
Property, plant and equipment, net	19,312	286,490	239,523	(274)	545,051
Goodwill	—	1,842,309	1,247,747	—	3,090,056
Other intangible assets with indefinite lives	—	14,300	41,675	(59)	55,916
Finite-lived intangible assets, net	10,245	959,002	648,007	—	1,617,254
Restricted cash	—	—	28,856	—	28,856
Deferred financing costs, net and other non-current assets	51,746	7,586	20,764	(40)	80,056
Investments in subsidiaries	3,821,577	270,857	191,920	(4,284,354)	—
Investments in unconsolidated entities	30,174	—	49,510	10,761	90,445
Deferred tax assets	—	—	7,449	—	7,449
Intercompany notes receivables	1,099,817	720,017	48,779	(1,868,613)	—

Total assets	$5,894,186	$4,917,539	$3,472,588	$(7,248,127)	$7,036,186

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$60,000	$962	$4,290	$—	$65,252
Current portion of capital lease obligations	—	3,165	3,055	—	6,220
Accounts payable	8,280	79,319	102,849	—	190,448
Accrued expenses and other current liabilities	85,170	161,351	183,775	(35)	430,261
Intercompany payables	660,712	148,533	281,071	(1,090,316)	—

Total current liabilities	814,162	393,330	575,040	(1,090,351)	692,181

Long-term liabilities:
Long-term debt, net of current portion	3,705,215	100	40,481	—	3,745,796
Capital lease obligations, net of current portion	—	5,563	9,527	—	15,090
Deferred tax liabilities	(65,370)	290,283	82,616	45	307,574
Other long-term liabilities	25,384	61,026	108,619	(40)	194,989
Intercompany notes payables (receivables)	(660,771)	1,419,782	1,109,602	(1,868,613)	—

Total long-term liabilities	3,004,458	1,776,754	1,350,845	(1,868,608)	4,263,449

Stockholders’ equity	2,075,566	2,747,455	1,541,713	(4,289,168)	2,075,566
Non-controlling interests	—	—	4,990	—	4,990

Total equity	2,075,566	2,747,455	1,546,703	(4,289,168)	2,080,556

Total liabilities and equity	$5,894,186	$4,917,539	$3,472,588	$(7,248,127)	$7,036,186

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING BALANCE SHEET

December 31, 2013

(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,801	$85,453	$261,654	$—	$361,908
Restricted cash	2,221	2,915	1,237	—	6,373
Marketable securities	—	853	5	—	858
Accounts receivable, net of allowances	—	238,782	309,947	—	548,729
Inventories, net	—	168,058	219,892	(23,765)	364,185
Deferred tax assets	5,191	20,541	31,451	3,506	60,689
Prepaid expenses and other current assets	512,123	(405,954)	23,547	(44)	129,672
Intercompany receivables	317,357	759,497	75,424	(1,152,278)	—

Total current assets	851,693	870,145	923,157	(1,172,581)	1,472,414
Property, plant and equipment, net	15,086	288,637	241,737	(296)	545,164
Goodwill	—	1,841,377	1,252,314	—	3,093,691
Other intangible assets with indefinite lives	—	14,300	42,402	—	56,702
Finite-lived intangible assets, net	11,006	995,868	677,737	—	1,684,611
Restricted cash	—	—	29,370	—	29,370
Deferred financing costs, net and other non-current assets	55,207	8,353	20,559	(46)	84,073
Investments in subsidiaries	3,802,475	267,824	191,947	(4,262,246)	—
Investments in unconsolidated entities	29,005	—	44,637	13,188	86,830
Deferred tax assets	—	—	7,959	—	7,959
Intercompany notes receivables (payables)	1,100,746	630,628	(741,016)	(990,358)	—

Total assets	$5,865,218	$4,917,132	$2,690,803	$(6,412,339)	$7,060,814

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$45,000	$323	$3,789	$—	$49,112
Current portion of capital lease obligations	—	3,751	3,104	—	6,855
Accounts payable	12,584	69,076	105,711	—	187,371
Accrued expenses and other current liabilities	63,990	164,762	201,132	(36)	429,848
Intercompany payables	728,541	149,031	274,707	(1,152,279)	—

Total current liabilities	850,115	386,943	588,443	(1,152,315)	673,186

Long-term liabilities:
Long-term debt, net of current portion	3,735,137	100	37,551	—	3,772,788
Capital lease obligations, net of current portion	—	5,938	8,469	—	14,407
Deferred tax liabilities	(43,246)	284,448	88,039	8	329,249
Other long-term liabilities	19,753	58,823	109,806	(46)	188,336
Intercompany notes payables (receivables)	(774,507)	1,444,741	320,125	(990,359)	—

Total long-term liabilities	2,937,137	1,794,050	563,990	(990,397)	4,304,780

Stockholders’ equity	2,077,966	2,736,139	1,533,488	(4,269,627)	2,077,966
Non-controlling interests	—	—	4,882	—	4,882

Total equity	2,077,966	2,736,139	1,538,370	(4,269,627)	2,082,848

Total liabilities and equity	$5,865,218	$4,917,132	$2,690,803	$(6,412,339)	$7,060,814

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2014

(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(6,113)	$7,385	$18,468	$(25,853)	$(6,113)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(28,355)	(68)	—	28,423	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	3,857	125	159	—	4,141
Depreciation and amortization	1,399	58,445	38,166	76	98,086
Non-cash stock-based compensation expense	2,407	1,093	2,204	—	5,704
Impairment of inventory	—	—	589	—	589
Impairment of long-lived assets	—	—	161	—	161
Loss on sale of fixed assets	—	2,010	62	—	2,072
Equity earnings of unconsolidated entities, net of tax	(405)	—	(5,064)	117	(5,352)
Deferred income taxes	(21,658)	(1,399)	(3,037)	1,458	(24,636)
Other non-cash items	—	1,197	(4,856)	—	(3,659)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(11,821)	31,719	—	19,898
Inventories, net	—	(8,576)	(105)	(4,064)	(12,745)
Prepaid expenses and other current assets	(26,287)	23,130	11,790	(4,303)	4,330
Accounts payable	(4,305)	11,975	(2,439)	—	5,231
Accrued expenses and other current liabilities	18,625	(3,339)	(7,278)	355	8,363
Other non-current liabilities	9,106	2,148	(1,895)	3,954	13,313
Cash paid for contingent consideration	(3,417)	—	(58)	—	(3,475)
Intercompany payable (receivable)	67,749	(70,945)	3,196	—	—

Net cash provided by operating activities	12,603	11,360	81,782	163	105,908

Cash Flows from Investing Activities:
Decrease in restricted cash	2,125	—	26	—	2,151
Purchases of property, plant and equipment	(6,323)	(12,941)	(9,093)	817	(27,540)
Proceeds from sale of property, plant and equipment	269	664	112	(916)	129
Cash received from disposition	—	—	4,373	—	4,373
Cash paid for investments	(504)	—	(3)	—	(507)
Cash received from sales of marketable securities	—	60	—	—	60
Increase in other assets	(311)	(2,185)	(482)	53	(2,925)

Net cash used in investing activities	(4,744)	(14,402)	(5,067)	(46)	(24,259)

Cash Flows from Financing Activities:
Cash paid for financing costs	(7)	—	—	—	(7)
Cash paid for contingent purchase price consideration	(4,072)	—	(123)	—	(4,195)
Proceeds from issuance of common stock, net of issuance costs	14,698	—	—	—	14,698
Proceeds from issuance of long-term debt	—	939	—	—	939
Payments on long-term debt	(15,000)	(301)	(522)	—	(15,823)
Net proceeds under revolving credit facilities	—	—	233	—	233
Cash paid for dividends	(5,323)	—	—	—	(5,323)
Excess tax benefits on exercised stock options	53	207	32	—	292
Principal payments on capital lease obligations	—	(1,080)	(760)	—	(1,840)

Net cash used in financing activities	(9,651)	(235)	(1,140)	—	(11,026)

Foreign exchange effect on cash and cash equivalents	11	(128)	729	(117)	495

Net increase (decrease) in cash and cash equivalents	(1,781)	(3,405)	76,304	—	71,118
Cash and cash equivalents, beginning of period	14,801	85,453	261,654	—	361,908

Cash and cash equivalents, end of period	$13,020	$82,048	$337,958	$—	$433,026

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2013

(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$12,425	$19,976	$2,021	$(21,997)	$12,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in earnings (losses) of subsidiaries, net of tax	(22,244)	614	—	21,630	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	5,153	55	9	—	5,217
Depreciation and amortization	1,287	62,711	41,001	(29)	104,970
Non-cash charges for sale of inventories revalued at the date of acquisition	—	—	461	—	461
Non-cash stock-based compensation expense	1,660	1,096	1,367	—	4,123
(Gain) loss on sale of fixed assets	—	227	(55)	—	172
Equity earnings of unconsolidated entities, net of tax	(248)	—	(2,688)	2	(2,934)
Deferred income taxes	(30,889)	(10,300)	(9,605)	(113)	(50,907)
Other non-cash items	(762)	275	2,428	—	1,941
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(1,968)	(18,199)	—	(20,167)
Inventories, net	—	(10,617)	(7,129)	575	(17,171)
Prepaid expenses and other current assets	(473,927)	413,274	35,633	19,187	(5,833)
Accounts payable	(604)	(7,823)	6,439	—	(1,988)
Accrued expenses and other current liabilities	478,784	(387,671)	(29,830)	(19,187)	42,096
Other non-current liabilities	(126)	(2,959)	3,880	—	795
Cash paid for contingent consideration	(2,139)	—	—	—	(2,139)
Intercompany payable (receivable)	64,910	(77,486)	12,576	—	—

Net cash provided by (used in) operating activities	33,280	(596)	38,309	68	71,061

Cash Flows from Investing Activities:
Increase in restricted cash	(7,933)	(630)	(10)	—	(8,573)
Purchases of property, plant and equipment	(37)	(14,732)	(26,358)	5,022	(36,105)
Proceeds from sale of property, plant and equipment	—	2,106	4,085	(5,048)	1,143
Cash paid for acquisitions, net of cash acquired	(151,372)	—	(7,049)	—	(158,421)
Cash received from investments	—	—	10,771	—	10,771
Increase in other assets	(3,210)	(881)	(1,478)	—	(5,569)

Net cash used in investing activities	(162,552)	(14,137)	(20,039)	(26)	(196,754)

Cash Flows from Financing Activities:
Cash paid for financing costs	(1,427)	—	—	—	(1,427)
Cash paid for contingent purchase price consideration	(19,098)	—	—	—	(19,098)
Proceeds from issuance of common stock, net of issuance costs	6,135	—	—	—	6,135
Proceeds from issuance of long-term debt	—	1,007	9,046	—	10,053
Payments on long-term debt	(16,845)	(445)	(2,348)	—	(19,638)
Net proceeds (payments) under revolving credit facilities	170,000	—	(7,517)	—	162,483
Cash paid for dividends	(5,323)	—	—	—	(5,323)
Excess tax benefits on exercised stock options	71	17	16	—	104
Principal payments on capital lease obligations	—	(817)	(904)	—	(1,721)

Net cash provided by (used in) financing activities	133,513	(238)	(1,707)	—	131,568

Foreign exchange effect on cash and cash equivalents	762	16	(7,724)	(42)	(6,988)

Net increase (decrease) in cash and cash equivalents	5,003	(14,955)	8,839	—	(1,113)
Cash and cash equivalents, beginning of period	3,623	67,941	256,782	—	328,346

Cash and cash equivalents, end of period	$8,626	$52,986	$265,621	$—	$327,233

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding anticipated expansion and growth in certain of our product and service offerings, the impact of our research and development activities, potential new product and technology achievements, the potential for selective acquisitions, including acquisitions of health information solutions businesses outside the United States, the impact of potential divestitures of non-core assets, including our planned initial public offering of ordinary shares of BBI Diagnostics Group plc, or BBI Diagnostics, the effect of initiatives to reduce healthcare expenses, our ability to improve our working capital and operating margins, our expectations with respect to Apollo, our integrated health information solutions technology platform, our ability to improve care and lower healthcare costs for both providers and patients, and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and notes thereto.

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

Having substantially completed the foundation of our business, during 2013 and the first quarter of 2014 we focused on initiatives to re-establish historic organic revenue growth rates in our point-of-care diagnostics business, and improving our operational efficiency with the goal of generating more predictable earnings growth and sustainable, strong cash flow.

Our revenue growth has been impacted by supply challenges for certain of our Alere Triage product lines arising from an FDA inspection of our San Diego facility in 2012. We have overcome most of these supply challenges, and we are now consistently supplying the market with all Alere Triage products, other than our shortness-of-breath panel, which we expect to return to the market during the second quarter of 2014. During 2013, we also continued to increase our market presence with Accountable Care Organizations through our integrated product and service offerings. Our continuing expansion in the growing markets of Asia, Latin America and Africa should also improve organic growth rates over the longer term.

In addition, we expect our new product launches in 2013 to contribute to improved organic growth rates in the future. In January 2014, we also announced that the Alere i Influenza A & B test, the first and only commercially available molecular test to detect and differentiate influenza A and B virus in less than 15 minutes, had been launched in Austria, France, Spain, Switzerland, Germany, Italy and the U.K. The Alere i test remains under FDA review and is not yet available for sale in the United States. During 2013, we also made significant progress towards the anticipated launch of Alere Q in Africa during the first half of 2014. Alere Q enables molecular viral load testing for HIV at the point of care and applications for HCV and tuberculosis are in development for the Alere Q platform.

Since late 2012 we have taken important steps to build our global enterprise infrastructure, which we believe will enable us to realize more predictable earnings growth and stronger, more sustainable cash flow. During 2013, we standardized a number of our key business processes. Most notably, we began implementation of a global ERP system for many of our business units in the U.S. and Europe, which we have recently completed. We also implemented a global sourcing initiative based in the Philippines, which has enabled a more cost effective scaling of our mail order diabetes business to serve over 769,000 patients. We are already expanding this initiative to include our Alere Home Monitoring business, which we expect to result in further cost efficiencies.

We remain engaged in active and ongoing discussions concerning divestitures of our non-core businesses. During 2013, we completed the sale of one such non-core asset and used $27.5 million of the proceeds from the transaction to repay indebtedness. In addition, in April 2014, we announced our planned initial public offering in the United Kingdom of the ordinary shares of our newly-formed subsidiary, BBI Diagnostics. When complete, we expect that these steps will not only sharpen our focus on our mission of enabling healthcare providers to improve clinical outcomes and lower costs, but will also reduce indebtedness and enhance shareholder value.

Financial Highlights

•	Net revenue decreased by $22.6 million, or 3%, to $716.6 million for the three months ended March 31, 2014, from $739.2 million for the three months ended March 31, 2013.

•	Gross profit decreased by $13.0 million, or 4%, to $351.2 million for the three months ended March 31, 2014, from $364.3 million for the three months ended March 31, 2013.

•	For the three months ended March 31, 2014, we generated a net loss available to common stockholders of $11.5 million, or $0.14 per basic and diluted common share, compared to net income available to common stockholders of $7.2 million, or $0.09 per basic and diluted common share, for the three months ended March 31, 2013.

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

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue decreased by $23.8 million, or 3%, to $711.4 million for the three months ended March 31, 2014, from $735.2 million for the three months ended March 31, 2013. Net product sales and services revenue decreased primarily as a result of decreased U.S. influenza revenues due to the relatively short 2013-2014 flu season and a reduction in U.S. healthcare utilization. Excluding the impact of currency translation, net product sales and services revenue for the three months ended March 31, 2014 decreased by $21.2 million, or 3%, compared to the three months ended March 31, 2013. Net product sales and services revenue by business segment for the three months ended March 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended March 31,		% Change
	2014	2013
Professional diagnostics	$561,333	$578,628	(3)%
Health information solutions	123,668	134,207	(8)%
Consumer diagnostics	26,409	22,350	18%

Net product sales and services revenue	$711,410	$735,185	(3)%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		% Change
	2014	2013
Infectious disease	$164,030	$189,844	(14)%
Toxicology	151,897	149,049	2%
Cardiology	121,633	114,933	6%
Diabetes	50,721	50,083	1%
Other	73,052	74,719	(2)%

Professional diagnostics net product sales and services revenue	$561,333	$578,628	(3)%

Net product sales and services revenue from our professional diagnostics business segment decreased by $17.3 million, or 3%, to $561.3 million for the three months ended March 31, 2014, from $578.6 million for the three months ended March 31, 2013. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment decreased by $14.3 million, or 2%, comparing the three months ended March 31, 2014 to the three months ended March 31,

2013. Revenue decreased primarily as a result of a $27.1 million decrease in our U.S. flu-related net product sales from $34.3 million during the three months ended March 31, 2013 to $7.3 million during the three months ended March 31, 2014. This decrease was partially offset by $21.5 million in non-currency-adjusted incremental revenues attributable to acquisitions and a $6.4 million decrease in net revenue as a result of our 2013 disposition of Spinreact. Net product sales of Alere Triage® meter-based products in the U.S. increased for the first time since our supply issues began in the second quarter of 2012 to $22.9 million during the three months ended March 31, 2014 from $21.6 million during the three months ended March 31, 2013. Primarily driving the increase in revenues from Triage meter-based sales were increased sales of our BNP, Cardiac Panel and D-dimer products. Revenue from mail order diabetes sales decreased by $0.9 million, or 3%, to $32.3 million for the three months ended March 31, 2014 from $33.2 million for the three months ended March 31, 2013, primarily as a result of a reduction in the Center for Medicare & Medicaid Services’ reimbursement rates for those products, which became effective on July 1, 2013, the effect of which was partially offset by an increase in patients served from 282,000 at the end of the first quarter of 2013 to 769,000 as of March 31, 2014. Excluding the impact of acquisitions, the increase in net product sales from meter-based Triage products in the U.S., the impact of the decrease in flu-related sales during the comparable periods, and the decrease in organic revenues from our U.S. mail order diabetes business impacted by the reduction in CMS’ reimbursement rates which became effective on July 1, 2013, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately $18.4 million, or 4%, from the three months ended March 31, 2013 to the three months ended March 31, 2014.

Within our professional diagnostics business segment, net product sales and services revenue for our cardiology business increased by approximately $6.7 million, or 6%, to $121.6 million for the three months ended March 31, 2014, from $114.9 million for the three months ended March 31, 2013. The increase during the first quarter of 2014 was principally driven by an increase in sales of our Triage, Cholestech LDX and epoc products, offset by a decline in sales of our Alere INRatio2 PT/INR professional test strip in the U.S. due to a voluntary recall. Net product sales and services revenue for our infectious disease business decreased by approximately $25.8 million, or 14%, to $164.0 million for the three months ended March 31, 2014, from $189.8 million for the three months ended March 31, 2013. The decrease was primarily due to a larger-than-expected reduction in U.S. healthcare utilization during the first quarter of 2014, as compared to the first quarter of 2013. Net product sales and services revenue for our toxicology business increased by approximately $2.9 million, or 2%, to $151.9 million for the three months ended March 31, 2014, from $149.0 million for the three months ended March 31, 2013. Our diabetes business increased by approximately $0.6 million, or 1%, to $50.7 million for the three months ended March 31, 2014, from $50.1 million for the three months ended March 31, 2013. The increase was primarily the result of our recent acquisitions of the Medicare fee-for-service assets of Liberty Medical, or the Liberty business, and Simplex Healthcare, Inc., or Simplex, which contributed a combined net $21.1 million of the non-currency adjusted incremental revenue, offsetting the decline in revenue attributable to the reduction in CMS’s reimbursement rates described above. Included in the $50.7 million of revenue from our diabetes business for the three months ended March 31, 2014 were $32.3 million of mail order diabetes sales, compared to $33.2 million for the three months ended March 31, 2013.

Health Information Solutions

The following table summarizes our net product sales and services revenue from our health information solutions business segment by groups of similar products and services for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		% Change
	2014	2013
Condition and case management	$49,319	$54,126	(9)%
Wellness	24,950	26,300	(5)%
Women’s and children’s health	22,215	29,080	(24)%
Patient self-testing services	27,184	24,701	10%

Health information solutions net product sales and services revenue	$123,668	$134,207	(8)%

Our health information solutions net product sales and services revenue decreased by $10.5 million, or 8%, to $123.7 million for the three months ended March 31, 2014, from $134.2 million for the three months ended March 31, 2013, as a result of the challenging contracting season in the second half of 2013. Within our health information solutions business segment, net product sales and services revenues from our condition and case management, wellness and women’s and children’s health businesses each decreased during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, as we experienced customer terminations, lower state enrollments in wellness programs and lower revenue from homecare services in these businesses. Our patient self-testing services net product sales and services revenue increased approximately $2.5 million, or 10%, to $27.2 million for the three months ended March 31, 2014, from $24.7 million for the three months ended March 31, 2013, principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment revenue increased by $4.1 million, or 18%, to $26.4 million for the three months ended March 31, 2014, from $22.4 million for the three months ended March 31, 2013. The increase in revenue primarily resulted from an increase in our manufacturing revenue associated with SPD, as SPD successfully launched the Clearblue Advanced Pregnancy Test with Weeks Estimator product in the U.S. during 2013.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by approximately $1.1 million, or 28%, to $5.2 million for the three months ended March 31, 2014, from $4.1 million for the three months ended March 31, 2013. The increase in royalty revenue for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, is primarily a result of higher royalties earned under existing licensing agreements.

Gross Profit and Margin Percentage. Gross profit decreased by $13.0 million, or 4%, to $351.2 million for the three months ended March 31, 2014, from $364.3 million for the three months ended March 31, 2013. The decrease in gross profit during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was largely attributed to the decrease in net product sales and services revenue principally resulting from weak U.S. influenza sales and a larger-than-expected reduction in U.S. healthcare utilization which primarily impacted our U.S. infectious disease revenue.

Cost of net revenue included amortization expense of $16.6 million and $19.2 million for the three months ended March 31, 2014 and 2013, respectively, and $0.5 million of non-cash charges relating to the write-up of inventory to fair value in connection with certain acquisitions during the three months ended March 31, 2013. Reducing gross profit for the three months ended March 31, 2014 and 2013 was $0.9 million and $0.6 million, respectively, in restructuring charges.

Overall gross margin was 49.0% of net revenue in the first quarter of 2014, compared to 49.3% in the first quarter of 2013. The lower gross margin in the current period principally reflects lower U.S. influenza sales and reduced mail-order diabetes reimbursement rates.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue decreased by $14.4 million, or 4%, to $347.6 million for the three months ended March 31, 2014, from $361.9 million for the three months ended March 31, 2013. Gross profit from net product sales and services revenue by business segment for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,		% Change
	2014	2013
Professional diagnostics	$287,791	$300,175	(4)%
Health information solutions	54,954	57,350	(4)%
Consumer diagnostics	4,821	4,424	9%

Gross profit from net product sales and services revenue	$347,566	$361,949	(4)%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue decreased by $12.4 million, or 4%, to $287.8 million for the three months ended March 31, 2014, compared to $300.2 million for the three months ended March 31, 2013. The lower gross profit in the current period principally reflects the lower U.S. influenza sales and reduced mail-order diabetes reimbursement rates. Cost of professional diagnostics net product sales and services revenue during the three months ended March 31, 2013 included a non-cash charge of $0.5 million relating to the write-up of inventory to fair value in connection with certain acquisitions. Reducing gross profit during the three months ended March 31, 2014 and 2013 was $0.8 million and $0.2 million, respectively, in restructuring charges.

Cost of professional diagnostics net product sales and services revenue included amortization expense of $15.1 million and $17.4 million during the three months ended March 31, 2014 and 2013, respectively.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three months ended March 31, 2014 and 2013 was 51% and 52%, respectively. The lower gross margin in the current period principally reflects the lower U.S. influenza sales and reduced mail-order diabetes reimbursement rates.

Health Information Solutions

Gross profit from our health information solutions net product sales and services revenue decreased by $2.4 million, or 4%, to $55.0 million for the three months ended March 31, 2014, compared to $57.4 million for the three months ended March 31, 2013. Reducing gross profit during the three months ended March 31, 2014 and 2013 was $0.1 million and $0.4 million in restructuring charges.

Cost of health information solutions net product sales and services revenue included amortization expense of $1.4 million and $1.5 million during the three months ended March 31, 2014 and 2013, respectively.

As a percentage of our health information solutions net product sales and services revenue, gross margin for the three months ended March 31, 2014 and 2013 was 44% and 43%, respectively. The one percentage point increase in gross margin was primarily due to operational efficiencies realized during the three months ended March 31, 2014 within the condition and case management business as a result of various restructuring plans.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue increased by $0.4 million, or 9%, to $4.8 million for the three months ended March 31, 2014, compared to $4.4 million for the three months ended March 31, 2013. The increase in gross profit was primarily the result of an increase in manufacturing revenue, as discussed above.

Cost of consumer diagnostics net product sales and services revenue included amortization expense of $0.1 million and $0.3 million during the three months ended March 31, 2014 and 2013, respectively.

As a percentage of consumer diagnostics net product sales and services revenue, gross margin for the three months ended March 31, 2014 and 2013 was 18% and 20%, respectively.

Research and Development Expense. Research and development expense decreased by $2.8 million, or 7%, to $38.7 million for the three months ended March 31, 2014, from $41.5 million for the three months ended March 31, 2013. Research and development expense during the three months ended March 31, 2014 and 2013 is reported net of grant funding of $2.1 million and $0.5 million, respectively, arising from the research and development funding relationship with the Bill and Melinda Gates Foundation that we entered into in February 2013. Included in research and development expense for the three months ended March 31, 2013 were restructuring charges totaling approximately $0.6 million associated with our various restructuring plans to integrate our newly-acquired businesses. Amortization expense of $1.2 million and $1.3 million was included in research and development expense for the three months ended March 31, 2014 and 2013, respectively.

Research and development expense as a percentage of net revenue was 5% and 6% for the three months ended March 31, 2014 and 2013, respectively.

Sales and Marketing Expense. Sales and marketing expense decreased by $9.4 million, or 6%, to $147.1 million for the three months ended March 31, 2014, from $156.5 million for the three months ended March 31, 2013. The decrease was primarily driven by lower amortization expense during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Amortization expense of $45.0 million and $53.5 million was included in sales and marketing expense for the three months ended March 31, 2014 and 2013, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $1.6 million and $1.1 million were included in sales and marketing expense for the three months ended March 31, 2014 and 2013, respectively.

Sales and marketing expense as a percentage of net revenue was 21% for each of the three-month periods ended March 31, 2014 and 2013.

General and Administrative Expense. General and administrative expense increased by approximately $3.7 million, or 3%, to $139.5 million for the three months ended March 31, 2014, from $135.9 million for the three months ended March 31, 2013. The increase was primarily attributable to a $2.6 million increase in restructuring plans to integrate our newly-acquired businesses and a $1.7 million increase in amortization expense, as well as the inclusion in general and administrative expense for the three months ended March 31, 2014 of $3.0 million of costs associated with potential business dispositions, which were partially offset by a $0.6 million decrease in acquisition-related costs in the three months ended March 31, 2014.

General and administrative expense as a percentage of net revenue was 19% and 18% for the three months ended March 31, 2014 and 2013, respectively.

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense decreased by $5.4 million, or 9%, to $52.0 million for the three months ended March 31, 2014, from $57.4 million for the three months ended March 31, 2013. The decrease is principally due to lower interest expense recorded in connection with lower outstanding debt balances during the first quarter of 2014 compared to the first quarter of 2013. Also contributing to the decrease was the lower interest rate associated with our 6.5% senior subordinated notes issued in May 2013, compared to the interest rate associated with our 9% senior subordinated notes which we redeemed in the second quarter of 2013.

Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2014	2013
Interest income	$384	$1,023	$(639)
Foreign exchange gains (losses), net	5,267	(467)	5,734
Other	(929)	(1,026)	97

Total other income (expense), net	$4,722	$(470)	$5,192

Other expense of $0.9 million for the three months ended March 31, 2014 included a $1.5 million reversal of legal settlement accruals, offset by a $1.8 million write-down on a receivable and $0.6 million in losses on disposals of fixed assets.

Benefit for Income Taxes. The benefit for income taxes decreased by $27.0 million to a $9.9 million benefit for the three months ended March 31, 2014, from a $36.9 million benefit for the three months ended March 31, 2013. The effective tax rate for the three months ended March 31, 2014 and 2013 was 46.4% and 134.7%, respectively. Our effective tax rate is calculated based on projected income across many different jurisdictions, and can change based on the location of income, losses and credits. The decrease in the effective tax rate from the three months ended March 31, 2013 to the three months ended March 31, 2014 is primarily a result of the following: (i) our forecasted jurisdictional mix of income, (ii) losses on contingent consideration fair value adjustments, (iii) loss entity valuation allowance changes, and (iv) U.S. federal research and development tax credits included in our 2013 tax benefit that are not included in 2014.

Equity Earnings of Unconsolidated Entities, Net of Tax. Equity earnings of unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax for the three months ended March 31, 2014 reflect the following: (i) our 50% interest in SPD in the amount of $5.1 million, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.1 million and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.3 million. Equity earnings of unconsolidated entities, net of tax for the three months ended March 31, 2013 reflect the following: (i) our 50% interest in SPD in the amount of $2.5 million, (ii) our 40% interest in Vedalab in the amount of $0.2 million and (iii) our 49% interest in TechLab in the amount of $0.2 million.

Net Income (Loss) Available to Common Stockholders. For the three months ended March 31, 2014, we generated a net loss available to common stockholders of $11.5 million, or $0.14 per basic and diluted common share. For the three months ended March 31, 2013, we generated a net income available to common stockholders of $7.2 million, or $0.09 per basic and diluted common share. Net income (loss) available to common stockholders reflects $5.3 million of preferred stock dividends paid during each of the three-month periods ended March 31, 2014 and 2013. See Note 6 of the accompanying Consolidated Financial Statements for the calculation of net income (loss) per common share.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short- and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. Additionally, we remain engaged in discussions concerning divestitures of our non-core businesses in order to pay down outstanding debt. As of March 31, 2014, we had $433.0 million of cash and cash equivalents, of which $121.0 million was held by domestic subsidiaries and $312.0 million was held by foreign entities. We generally do not plan to repatriate cash held by foreign entities due to adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities.

We may also utilize our secured credit facility or other new sources of financing to fund a portion of our capital needs and other commitments, including our contractual contingent consideration obligations and future acquisitions. As of March 31, 2014, we had outstanding borrowings totaling $170.0 million under the $250.0 million revolving line of credit under our secured credit facility, leaving $80.0 million available to us for additional borrowings. The terms and conditions of our outstanding debt instruments also contain covenants which expressly restrict our ability to incur additional indebtedness and conduct other financings. As of March 31, 2014, we had $3.8 billion in outstanding indebtedness comprised of $2.3 billion under our secured credit facility, including borrowings under our revolving line of credit, $450.0 million of 7.25% senior notes due 2018, $400.0 million of 8.625% senior subordinated notes due 2018, $425.0 million of 6.5% senior subordinated notes due 2020, and $150.0 million of 3% convertible senior subordinated notes due 2016. In February 2013, we redeemed the $1.8 million outstanding principal amount of our 7.875% senior notes pursuant to our optional redemption right under the indenture under which the 7.875% senior notes were issued.

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

Our funding plans for our working capital needs and other commitments may be adversely impacted by unexpected costs associated with the pending public offering of BBI Diagnostics, integrating the operations of newly-acquired companies, executing our cost-savings strategies and prosecuting and defending our existing lawsuits and/or unforeseen lawsuits against us. We also cannot be certain that our underlying assumed levels of revenues and expenses will be realized. In addition, we intend to continue to make investments in our research and development efforts related to the substantial intellectual property portfolio we own. We may also choose to further expand our research and development efforts and may pursue the acquisition of new products and technologies through licensing arrangements, business acquisitions, or otherwise. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property rights. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then-existing stockholders may result.

	Three Months Ended March 31,
Cash Flow Summary (in thousands)	2014	2013
Net cash provided by operating activities	$105,908	$71,061
Net cash used in investing activities	(24,259)	(196,754)
Net cash provided by (used in) financing activities	(11,026)	131,568
Foreign exchange effect on cash and cash equivalents	495	(6,988)

Net increase (decrease) in cash and cash equivalents	71,118	(1,113)
Cash and cash equivalents, beginning of period	361,908	328,346

Cash and cash equivalents, end of period	$433,026	$327,233

Summary of Changes in Cash Position

As of March 31, 2014, we had cash and cash equivalents of $433.0 million, a $71.1 million increase from December 31, 2013. Our primary sources of cash during the three months ended March 31, 2014 included $105.9 million generated by our operating activities, $14.7 million of cash received from common stock issuances under employee stock option and stock purchase plans, $4.4 million received from disposition of our Spinreact operations and a $2.2 million reduction in restricted cash. Our primary uses of cash during the three months ended March 31, 2014 were $27.5 million of capital expenditures, $15.8 million related to the repayment of long-term debt obligations, $5.3 million for cash dividends paid on our Series B Preferred Stock, $4.2 million related to payments of acquisition-related contingent consideration obligations, and $2.9 million related to an increase in other assets. Fluctuations in foreign currencies favorably impacted our cash balance by $0.5 million during the three months ended March 31, 2014.

As of March 31, 2013, we had cash and cash equivalents of $327.2 million, a $1.1 million decrease from December 31, 2012. Our primary sources of cash during the three months ended March 31, 2013 included $162.5 million of net proceeds under various revolving credit facilities, which included $170.0 million borrowed against our secured credit facility revolving line-of-credit, $71.1 million generated by our operating activities, a $10.8 million return of capital from SPD, $10.1 million received from long-term debt borrowings, and $6.1 million of cash received from common stock issuances under employee stock option and stock purchase plans. Our primary uses of cash during the three months ended March 31, 2013 were $158.4 million net cash paid for acquisitions, $36.1 million of capital expenditures, $19.6 million related to the repayment of long-term debt obligations, $19.1 million related to payments of acquisition-related contingent consideration obligations, $5.6 million related to an increase in other assets, an $8.6 million increase in restricted cash, and $5.3 million for cash dividends paid on our Series B Preferred Stock. Fluctuations in foreign currencies negatively impacted our cash balance by $7.0 million during the three months ended March 31, 2013.

Cash Flows from Operating Activities

Net cash provided by operating activities during the three months ended March 31, 2014 was $105.9 million, which resulted from a net loss of $6.1 million, $77.1 million of non-cash items and $34.9 million of cash provided by changes in net working capital requirements during the period. The $77.1 million of non-cash items included, among other items, $98.1 million related to depreciation and amortization, $5.7 million related to non-cash stock-based compensation, $4.1 million of interest expense related to the amortization of deferred financing costs and original issue discounts and a $2.1 million loss on the disposition of fixed assets, partially offset by a $24.6 million decrease related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, $5.4 million in equity earnings in unconsolidated entities, net of tax and $3.7 million related to other non-cash items.

Net cash provided by operating activities during the three months ended March 31, 2013 was $71.1 million, which resulted from net income of $12.4 million, $63.0 million of non-cash items and $4.4 million of cash utilized by changes in net working capital requirements during the period. The $63.0 million of non-cash items included, among other items, $105.0 million related to depreciation and amortization, $5.2 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $4.1 million related to non-cash stock-based compensation, and $1.9 million related to other non-cash items, partially offset by a $50.9 million decrease related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, and $2.9 million in equity earnings in unconsolidated entities, net of tax.

Cash Flows from Investing Activities

Our investing activities during the three months ended March 31, 2014 utilized $24.3 million of cash, including $27.5 million of capital expenditures, $2.9 million related to an increase in other assets, and $0.5 million paid for equity method investments, partially offset by $4.4 million received from disposition of our Spinreact operations and a $2.2 million decrease in restricted cash.

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

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended March 31, 2014 was $11.0 million. Financing activities during the three months ended March 31, 2014 primarily included approximately $15.8 million for the payment of long-term debt obligations, $5.3 million for dividend payments related to our Series B preferred stock, $4.2 million for payments of acquisition-related contingent consideration obligations, and $1.8 million for payment of capital lease obligations. We received approximately $14.7 million of cash from common stock issuances under employee stock option and stock purchase plans and $0.9 million from long-term debt borrowings.

Net cash provided by financing activities during the three months ended March 31, 2013 was $131.6 million. Financing activities during the three months ended March 31, 2013 primarily included approximately $162.5 million of net proceeds under various revolving credit facilities, which included $170.0 million borrowed against our secured credit facility revolving line-of-credit, $10.1 million received from long-term debt borrowings and $6.1 million of cash received from common stock issuances under employee stock option and stock purchase plans. We utilized approximately $19.6 million for the payment of long-term debt obligations, $19.1 million for payments of acquisition-related contingent consideration obligations, $5.3 million for dividend payments related to our Series B preferred stock, $1.7 million for payment of capital lease obligations and $1.4 million related to the payment of debt-related financing costs.

As of March 31, 2014, we had an aggregate of $21.3 million in outstanding capital lease obligations which are payable through 2019.

Income Taxes

As of December 31, 2013, we had approximately $87.4 million of domestic net operating loss, or NOL, and domestic capital loss carryforwards, approximately $998.8 million of state NOL carryforwards and $254.7 million of foreign NOL and foreign capital loss carryforwards, which either expire on various dates through 2033 or can be carried forward indefinitely. As of December 31, 2013, we had approximately $70.4 million of domestic research and development, foreign tax and alternative minimum tax credits which either expire on various dates through 2033 or can be carried forward indefinitely. These loss carryforwards and tax credits may be available to reduce future federal, state and foreign taxable income, if any, and are subject to review and possible adjustment by the appropriate tax authorities.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2014.

Contractual Obligations

As of March 31, 2014, our contractual obligations have not changed significantly since December 31, 2013, as presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.

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

There have been no significant changes in our critical accounting policies or management estimates since December 31, 2013. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 17 in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013. There have been no material changes in the three months ended March 31, 2014 to our market risks or our management of such risks.

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

We may not complete our pending initial public offering of BBI Diagnostics Group plc.

In April 2014, we announced plans for an initial public offering in the United Kingdom of the ordinary shares of BBI Diagnostics Group plc, or BBI Diagnostics, a new subsidiary formed for purposes of the offering. We expect to sell a 25% ownership interest in BBI Diagnostics in the offering. We expect that the business of BBI Diagnostics will include (i) substantially all of the operations of the BBI Holdings group of companies, including its reagent manufacturing, biothreat detection and healthcare businesses; (ii) the laboratory immunoassay business of the Axis-Shield group of companies; (iii) our 50% interest in SPD; (iv) the First Check consumer diagnostics business; and (v) the Bionote animal health diagnostics business. The offering is subject to completion of ongoing regulatory review, satisfactory market conditions, receipt of all necessary approvals, including approvals from the lenders under our secured credit facility and the holders of notes outstanding under our various indentures, and other conditions. There can be no assurance regarding the ultimate timing of the proposed transaction or that the transaction will be completed. Additionally, even if the proposed transaction is completed, we have agreed, among other things, that BBI Diagnostics will have a majority of independent directors and that we will deal with it on an arms-length basis and on normal commercial terms. Further, BBI Diagnostics will be required to comply with the listing rules and other regulatory requirements applicable to listed companies in the United Kingdom. Accordingly, we expect to have diminished influence over the future operations of BBI Diagnostics following the offering.

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013, (b) our Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013, (c) our Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (d) our Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: May 6, 2014	/s/ Carla R. Flakne
Carla R. Flakne
Chief Accounting Officer and an authorized officer