Form 10-Q
period 2014-06-30
ALERE INC.
filed 2014-08-06
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of August 4, 2014 was 83,086,480.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended June 30, 2014

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

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net product sales	$503,425	$521,562	$998,870	$1,029,838
Services revenue	227,914	237,558	443,879	464,467

Net product sales and services revenue	731,339	759,120	1,442,749	1,494,305
License and royalty revenue	6,604	4,865	11,816	8,929

Net revenue	737,943	763,985	1,454,565	1,503,234

Cost of net product sales	274,488	253,189	520,600	506,267
Cost of services revenue	122,412	124,810	240,144	244,968

Cost of net product sales and services revenue	396,900	377,999	760,744	751,235
Cost of license and royalty revenue	1,125	1,499	2,664	3,255

Cost of net revenue	398,025	379,498	763,408	754,490

Gross profit	339,918	384,487	691,157	748,744
Operating expenses:
Research and development	37,430	40,500	76,129	81,954
Sales and marketing	150,663	159,422	297,727	315,878
General and administrative	159,946	140,161	299,482	276,019
Loss on disposition	638	—	638	—

Operating income (loss)	(8,759)	44,404	17,181	74,893
Interest expense, including amortization of original issue discounts and deferred financing costs	(52,151)	(92,453)	(104,195)	(149,852)
Other income (expense), net	2,619	1,063	7,341	593

Loss before provision (benefit) for income taxes	(58,291)	(46,986)	(79,673)	(74,366)
Provision (benefit) for income taxes	(6,611)	17,867	(16,528)	(19,004)

Loss before equity earnings of unconsolidated entities, net of tax	(51,680)	(64,853)	(63,145)	(55,362)
Equity earnings of unconsolidated entities, net of tax	2,087	4,551	7,439	7,485

Net loss	(49,593)	(60,302)	(55,706)	(47,877)
Less: Net income attributable to non-controlling interests	62	267	170	242

Net loss attributable to Alere Inc. and Subsidiaries	(49,655)	(60,569)	(55,876)	(48,119)
Preferred stock dividends	(5,309)	(5,309)	(10,559)	(10,559)

Net loss available to common stockholders	$(54,964)	$(65,878)	$(66,435)	$(58,678)

Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries:	$(0.67)	$(0.81)	$(0.81)	$(0.72)

Weighted-average shares-basic and diluted	82,648	81,311	82,518	81,255

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(49,593)	$(60,302)	$(55,706)	$(47,877)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	37,815	(34,428)	26,475	(109,783)
Unrealized losses on available for sale securities	—	—	(17)	—
Unrealized gains on hedging instruments	6	—	14	11
Minimum pension liability adjustment	(87)	99	(13)	704

Other comprehensive income (loss), before tax	37,734	(34,329)	26,459	(109,068)
Income tax provision (benefit) related to items of other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	37,734	(34,329)	26,459	(109,068)

Comprehensive loss	(11,859)	(94,631)	(29,247)	(156,945)
Less: Comprehensive income attributable to non-controlling interests	62	267	170	242

Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(11,921)	$(94,898)	$(29,417)	$(157,187)

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$398,802	$361,908
Restricted cash	10,268	6,373
Marketable securities	802	858
Accounts receivable, net of allowances of $82,843 and $76,643 at June 30, 2014 and December 31, 2013, respectively	537,605	548,729
Inventories, net	368,153	364,185
Deferred tax assets	63,094	60,689
Prepaid expenses and other current assets	126,602	129,672

Total current assets	1,505,326	1,472,414
Property, plant and equipment, net	541,873	545,164
Goodwill	3,113,367	3,093,691
Other intangible assets with indefinite lives	52,351	56,702
Finite-lived intangible assets, net	1,567,850	1,684,611
Restricted cash	28,886	29,370
Deferred financing costs, net, and other non-current assets	79,165	84,073
Investments in unconsolidated entities	91,503	86,830
Deferred tax assets	8,008	7,959
Non-current income tax receivable	2,336	—

Total assets	$6,990,665	$7,060,814

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$63,757	$49,112
Current portion of capital lease obligations	5,739	6,855
Accounts payable	217,927	187,371
Accrued expenses and other current liabilities	381,694	429,848

Total current liabilities	669,117	673,186

Long-term liabilities:
Long-term debt, net of current portion	3,724,009	3,772,788
Capital lease obligations, net of current portion	13,825	14,407
Deferred tax liabilities	293,150	329,249
Other long-term liabilities	221,782	188,336

Total long-term liabilities	4,252,766	4,304,780

Commitments and contingencies (Note 16)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at June 30, 2014 and December 31, 2013); Authorized: 2,300 shares; Issued: 2,065 shares at June 30, 2014 and December 31, 2013; Outstanding: 1,774 shares at June 30, 2014 and December 31, 2013	606,468	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 90,462 shares at June 30, 2014 and 89,666 shares at December 31, 2013; Outstanding: 82,783 shares at June 30, 2014 and 81,987 shares at December 31, 2013	90	90
Additional paid-in capital	3,334,349	3,319,168
Accumulated deficit	(1,692,103)	(1,636,227)
Treasury stock, at cost, 7,679 shares at June 30, 2014 and December 31, 2013	(184,971)	(184,971)
Accumulated other comprehensive loss	(103)	(26,562)

Total stockholders’ equity	2,063,730	2,077,966
Non-controlling interests	5,052	4,882

Total equity	2,068,782	2,082,848

Total liabilities and equity	$6,990,665	$7,060,814

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(55,706)	$(47,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	8,136	10,176
Depreciation and amortization	195,976	213,904
Non-cash charges for sale of inventories revalued at the date of acquisition	—	1,172
Non-cash stock-based compensation expense	4,582	8,800
Impairment of inventory	589	26
Impairment of long-lived assets	1,491	2,815
Loss on disposition of fixed assets	4,271	1,301
Equity earnings of unconsolidated entities, net of tax	(7,439)	(7,485)
Deferred income taxes	(42,323)	(44,052)
Loss on extinguishment of debt	—	35,603
Loss on disposition	638	—
Bargain purchase gain	—	(8,062)
Other non-cash items	(6,116)	7,335
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	13,227	(38,326)
Inventories, net	(15,356)	(52,104)
Prepaid expenses and other current assets	1,418	(3,319)
Accounts payable	30,774	11,850
Accrued expenses and other current liabilities	(14,619)	32,861
Other non-current liabilities	25,829	(17,844)
Cash paid for contingent consideration	(20,205)	(8,015)

Net cash provided by operating activities	125,167	98,759

Cash Flows from Investing Activities:
Increase in restricted cash	(3,894)	(6,843)
Purchases of property, plant and equipment	(54,430)	(64,617)
Proceeds from sale of property, plant and equipment	494	4,640
Cash received from dispositions	5,454	—
Cash paid for business acquisitions, net of cash acquired	(75)	(165,963)
Cash received from investments	201	10,574
Cash received from sales of marketable securities	39	—
Decrease in other assets	1,038	17,013

Net cash used in investing activities	(51,173)	(205,196)

Cash Flows from Financing Activities:
Cash paid for financing costs	(5)	(9,018)
Cash paid for contingent purchase price consideration	(15,769)	(26,638)
Proceeds from issuance of common stock, net of issuance costs	21,121	7,772
Proceeds from issuance of long-term debt	940	435,467
Payments on long-term debt	(32,242)	(437,816)
Proceeds from issuance of short-term debt	806	—
Net proceeds under revolving credit facilities	111	166,540
Cash paid for dividends	(10,646)	(10,646)
Excess tax benefits on exercised stock options	415	166
Principal payments on capital lease obligations	(3,481)	(3,488)
Other	—	(18,953)

Net cash provided by (used in) financing activities	(38,750)	103,386

Foreign exchange effect on cash and cash equivalents	1,650	(4,748)

Net increase (decrease) in cash and cash equivalents	36,894	(7,799)
Cash and cash equivalents, beginning of period	361,908	328,346

Cash and cash equivalents, end of period	$398,802	$320,547

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

During the six months ended June 30, 2014, we recorded net after-tax expense charges of $1.3 million to correct prior period items, including a net after-tax charge of $2.8 million related to the fair value of the MedApps Holding Company, Inc., or MedApps, contingent consideration obligations. We consider the adjustments to be immaterial to both the prior period and the current period financial statements.

Certain amounts presented may not recalculate directly, due to rounding.

(2) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At June 30, 2014, our cash equivalents consisted of money market funds.

(3) Restricted Cash

We had restricted cash of $39.2 million and $35.7 million as of June 30, 2014 and December 31, 2013, respectively. $28.9 million and $29.4 million of our restricted cash as of June 30, 2014 and December 31, 2013, respectively, was classified as non-current on our Consolidated Balance Sheet, as it secures a foreign bank loan arrangement that we entered into during the third quarter of 2013 and, under the terms of the loan agreement, is required to remain on deposit for two years.

(4) Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$123,914	$118,571
Work-in-process	74,260	79,559
Finished goods	169,979	166,055

	$368,153	$364,185

(5) Stock-based Compensation

We recorded stock-based compensation expense in our Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of net revenue	$285	$278	$572	$510
Research and development	(1,811)	783	(620)	1,530
Sales and marketing	967	906	1,858	1,622
General and administrative	(563)	2,710	2,772	5,138

	(1,122)	4,677	4,582	8,800
Provision (benefit) for income taxes	655	(496)	(1,123)	(1,358)

	$(467)	$4,181	$3,459	$7,442

In connection with the departure of three of our senior executives, we recorded a reversal of stock-based compensation expense in the amount of $5.6 million during the three months and six months ended June 30, 2013, relating to the impact on their prior stock option awards upon their resignations. Of the $5.6 million reversal, $2.2 million was recorded through research and development and $3.4 million through general and administrative.

(6) Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted net loss per common share:
Numerator:
Net loss	$(49,593)	$(60,302)	$(55,706)	$(47,877)
Preferred stock dividends	(5,309)	(5,309)	(10,559)	(10,559)
Less: Net income attributable to non-controlling interest	62	267	170	242

Net loss available to common stockholders	$(54,964)	$(65,878)	$(66,435)	$(58,678)

Denominator:
Weighted-average common shares outstanding — basic and diluted	82,648	81,311	82,518	81,255

Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries	$(0.67)	$(0.81)	$(0.81)	$(0.72)

The following potential dilutive securities were not included in the calculation of diluted net loss per common share because the inclusion thereof would be antidilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Denominator:
Options to purchase shares of common stock	9,380	9,798	9,380	9,798
Warrants	4	4	4	4
Conversion shares related to 3% convertible senior subordinated notes	3,411	3,411	3,411	3,411
Conversion shares related to subordinated convertible promissory notes	27	27	27	27
Conversion shares related to Series B convertible preferred stock	10,239	10,239	10,239	10,239
Common stock equivalents related to the settlement of a contingent consideration obligation	335	—	347	—

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	23,396	23,479	23,408	23,479

(7) Stockholders’ Equity and Non-controlling Interests

(a) Preferred Stock

For the three and six months ended June 30, 2014, Series B preferred stock dividends amounted to $5.3 million and $10.6 million, respectively, and for the three and six months ended June 30, 2013, Series B preferred stock dividends amounted to $5.3 million and $10.6 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net loss per common share for each of the respective periods. As of June 30, 2014, $5.3 million of Series B preferred stock dividends was accrued. As of July 15, 2014, payments have been made covering all dividend periods through June 30, 2014.

The Series B preferred stock dividends for the three and six months ended June 30, 2014 and 2013 were paid in cash.

(b) Changes in Stockholders’ Equity and Non-controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the six months ended June 30, 2014 and 2013 is provided below (in thousands):

	Six Months Ended June 30,
	2014			2013
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$2,077,966	$4,882	$2,082,848	$2,180,422	$2,282	$2,182,704
Issuance of common stock under employee compensation plans	21,121	—	21,121	7,772	—	7,772
Preferred stock dividends	(10,646)	—	(10,646)	(10,646)	—	(10,646)
Stock-based compensation expense	4,582	—	4,582	8,800	—	8,800
Excess tax benefits on exercised stock options	124	—	124	(1,589)	—	(1,589)
Non-controlling interest from acquisition	—	—	—	—	1,701	1,701
Net income (loss)	(55,876)	170	(55,706)	(48,119)	242	(47,877)
Total other comprehensive income (loss)	26,459	—	26,459	(109,068)	—	(109,068)

Equity, end of period	$2,063,730	$5,052	$2,068,782	$2,027,572	$4,225	$2,031,797

(8) Business Combinations

Acquisitions are accounted for using the acquisition method and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. During the three and six months ended June 30, 2014, we expensed acquisition-related costs of $0.1 million and $0.4 million, respectively, in general and administrative expense. During the three and six months ended June 30, 2013, we expensed acquisition-related costs of $0.4 million and $1.3 million, respectively, in general and administrative expense.

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

Net assets acquired are recorded at their fair value and are subject to adjustment upon finalization of the fair value analysis. We are not aware of any information that indicates the final fair value analysis will differ materially from the estimates. The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets based on patterns on which the respective economic benefits are expected to be realized.

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

(ii) Other acquisitions in 2013

During the year ended December 31, 2013, we acquired the following businesses for an aggregate purchase price of $57.6 million, which included cash payments totaling $28.2 million, a $17.5 million settlement of a pre-existing arrangement, contingent consideration obligations with an aggregate acquisition date fair value of $1.3 million, deferred purchase price consideration with an acquisition date fair value of $0.8 million and an $8.0 million bargain purchase gain.

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

The operating results of Mega Medika, Discount Diabetic, the Liberty business, Alere Health Services, Pantech and Simplex are included in our professional diagnostics reporting unit and business segment.

Our consolidated statement of operations for the three and six months ended June 30, 2014 included revenue totaling approximately $11.6 million and $35.4 million, respectively, related to these businesses. Goodwill has been recognized in the Mega Medika, Alere Health Services, Pantech, and Simplex acquisitions and amounted to approximately $2.5 million. The goodwill related to the Mega Medika and Simplex acquisitions is deductible for tax purposes, but the goodwill related to the Pantech and Alere Health Services acquisitions is not.

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

A summary of the fair values of the net assets acquired for the acquisitions consummated in 2013 is as follows (in thousands):

	Epocal	Other	Total
Current assets(1)	$12,536	$13,640	$26,176
Property, plant and equipment	1,267	1,731	2,998
Goodwill	98,529	2,543	101,072
Intangible assets	164,400	51,180	215,580
Other non-current assets	18,158	29	18,187

Total assets acquired	294,890	69,123	364,013

Current liabilities	2,627	5,398	8,025
Non-current liabilities	43,727	6,175	49,902

Total liabilities assumed	46,354	11,573	57,927

Net assets acquired	248,536	57,550	306,086
Less:
Contingent consideration	75,000	1,264	76,264
Settlement of pre-existing arrangements	22,088	17,500	39,588
Non-controlling interest	—	1,774	1,774
Bargain purchase gain	—	8,023	8,023
Deferred purchase price consideration	—	768	768

Cash paid	$151,448	$28,221	$179,669

(1)	Includes approximately $3.3 million of acquired cash.

The following are the intangible assets acquired and their respective fair values and weighted-average useful lives (dollars in thousands):

	Epocal	Other	Total	Weighted- average Useful Life
Core technology and patents	$119,700	$—	$119,700	20.0 years
Software	—	2,154	2,154	5.7 years
Trademarks and trade names	20,500	80	20,580	19.1 years
License agreements	—	620	620	1.5 years
Customer relationships	—	42,510	42,510	11.5 years
Other	—	5,816	5,816	3.0 years
In-process research and development	24,200	—	24,200	N/A

Total intangible assets	$164,400	$51,180	$215,580

(9) Restructuring Plans

The following table sets forth aggregate restructuring charges recorded in our Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Caption	2014	2013	2014	2013
Cost of net revenue	$292	$729	$1,167	$1,352
Research and development	3,031	645	3,031	645
Sales and marketing	4,851	159	6,408	1,258
General and administrative	7,656	6,511	12,439	8,681

Total operating expenses	15,830	8,044	23,045	11,936
Interest expense, including amortization of original issue discounts and deferred financing costs	108	62	233	117

Total charges	$15,938	$8,106	$23,278	$12,053

(a) 2014 Restructuring Plans

In 2014, management developed world-wide cost reduction efforts to reduce costs and improve operational efficiencies within our professional diagnostics, health information solutions and corporate and other business segments, impacting our U.S. sales force, our global information technology group and certain businesses in Europe and Asia. The following table summarizes the restructuring activities related to our 2014 restructuring plans for the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014
	Professional Diagnostics	Health Information Solutions	Corporate and Other	Total
Severance-related costs	$9,551	$925	$2,113	$12,589
Facility and transition costs	147	—	1,942	2,089

Cash charges	9,698	925	4,055	14,678
Fixed asset and inventory impairments	1,330	—	—	1,330

Total charges	$11,028	$925	$4,055	$16,008

	Six Months Ended June 30, 2014
	Professional Diagnostics	Health Information Solutions	Corporate and Other	Total
Severance-related costs	$11,915	$925	$2,200	$15,040
Facility and transition costs	181	—	1,950	2,131

Cash charges	12,096	925	4,150	17,171
Fixed asset and inventory impairments	2,080	—	—	2,080

Total charges	$14,176	$925	$4,150	$19,251

We anticipate incurring approximately $2.5 million and $1.0 million in additional costs under our 2014 restructuring plans related to our professional diagnostics and corporate and other business segments, respectively, in the U.S. and Europe. We do not anticipate incurring additional costs under our 2014 restructuring plan relating to our health information solutions segment. We may develop additional plans over the remainder of 2014. As of June 30, 2014, $5.2 million in severance and transition costs arising under our 2014 restructuring plans remain unpaid.

(b) 2013 Restructuring Plans

In 2013, management developed cost reduction efforts within our professional diagnostics business segment, impacting businesses in our U.S., Europe and Asia Pacific regions. Additionally, management took steps to improve efficiencies within our health information solutions business segment, including winding down a small portion of this business, which resulted in charges associated with the impairment of related fixed and intangible assets. The following tables summarize the restructuring activities in our professional diagnostics and health information solutions business segments related to our 2013 restructuring plans for the three and six months ended June 30, 2014 and 2013 and since inception (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
Professional Diagnostics	2014	2013	2014	2013
Severance-related costs	$—	$1,251	$838	$2,084	$7,964
Facility and transition costs	42	337	216	350	2,797

Cash charges	42	1,588	1,054	2,434	10,761
Fixed asset and inventory impairments	—	—	—	—	743

Total charges	$42	$1,588	$1,054	$2,434	$11,504

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
Health Information Solutions	2014	2013	2014	2013
Severance-related costs	$—	$(11)	$89	$58	$3,356
Facility and transition costs	(192)	241	3,035	241	5,990
Other exit costs	52	—	85	—	102

Cash charges	(140)	230	3,209	299	9,448
Fixed asset and inventory impairments	—	170	—	170	1,089
Intangible asset impairments	—	2,596	—	2,596	2,596
Other non-cash (recoveries)	—	—	(854)	—	(1,757)

Total charges	$(140)	$2,996	$2,355	$3,065	$11,376

We anticipate incurring approximately $0.8 million in additional costs under our 2013 restructuring plans related to our professional diagnostics business segment in the United States and approximately $0.6 million in additional facility costs under our 2013 restructuring plans related to our health information solutions segment. As of June 30, 2014, $5.8 million in severance and facility costs arising under our 2013 restructuring plans remain unpaid.

(c) Restructuring Plans Prior to 2013

The following table summarizes the restructuring activities related to our active 2012, 2011, 2010 and 2008 restructuring plans for the three and six months ended June 30, 2014 and 2013 and since inception (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
Professional Diagnostics	2014	2013	2014	2013
Severance-related costs	$39	$(28)	$98	$284	$24,290
Facility and transition costs	35	180	119	412	8,881
Other exit costs	11	15	23	31	779

Cash charges	85	167	240	727	33,950
Fixed asset and inventory impairments	—	—	—	—	6,922
Intangible asset impairments	—	—	—	—	686
Other non-cash charges	—	—	—	—	64

Total charges	$85	$167	$240	$727	$41,622

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception
Health Information Solutions	2014	2013	2014	2013
Severance-related costs	$—	$529	$—	$2,348	$12,308
Facility and transition costs (recoveries)	(102)	3,612	253	4,271	13,768
Other exit costs	45	47	125	86	888

Cash charges (recoveries)	(57)	4,188	378	6,705	26,964
Fixed asset and inventory impairments	—	75	—	75	3,878
Intangible asset impairments	—	—	—	—	5,923
Other non-cash charges	—	(908)	—	(953)	(223)

Total charges (recoveries)	$(57)	$3,355	$378	$5,827	$36,542

As of June 30, 2014, $4.2 million in cash charges remain unpaid, primarily related to facility lease obligations, which are anticipated to continue through 2020.

(d) Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $10.0 million is included in accrued expenses and other current liabilities and $5.2 million is included in other long-term liabilities on our Consolidated Balance Sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2013	$2,708	$7,830	$609	$11,147
Cash charges	16,065	5,754	233	22,052
Payments	(14,647)	(3,196)	(183)	(18,026)
Currency adjustments	(5)	60	(9)	46

Balance, June 30, 2014	$4,121	$10,448	$650	$15,219

(10) Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	June 30, 2014	December 31, 2013
A term loans(1) (2)	$809,063	$832,188
B term loans(1) (3)	1,337,521	1,344,238
Revolving line of credit(1)	170,000	170,000
7.25% Senior notes	450,000	450,000
6.5% Senior subordinated notes	425,000	425,000
8.625% Senior subordinated notes	400,000	400,000
3% Convertible senior subordinated notes	150,000	150,000
Other lines of credit	464	355
Other	45,718	50,119

	3,787,766	3,821,900
Less: Short-term debt and current portion	(63,757)	(49,112)

	$3,724,009	$3,772,788

(1)	Incurred under our secured credit facility.
(2)	Includes “A” term loans and “Delayed Draw” term loans under our secured credit facility.
(3)	Includes term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans under our secured credit facility, which term loans have been converted into and consolidated with the “B” term loans under our secured credit facility.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2014 and 2013, respectively, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Secured credit facility (1)	$24,859	$25,657	$49,621	$52,932
7.25% Senior notes	8,524	8,480	17,049	16,836
7.875% Senior notes (2)	—	1	—	137
6.5% Senior subordinated notes	7,176	3,013	14,354	3,013
9% Senior subordinated notes (3)	—	43,649	—	54,043
8.625% Senior subordinated notes	9,275	9,274	18,548	18,547
3% Senior subordinated convertible notes	1,246	1,246	2,492	2,492

	$51,080	$91,320	$102,064	$148,000

(1)	Includes “A” term loans, including the “Delayed-Draw” term loans; “B” term loans; “Incremental B-1” term loans; “Incremental B-2” term loans; and revolving line of credit loans. For the three-month and six-month periods ended June 30, 2014, the amounts include $0.3 million and $0.7 million, respectively, related to the amortization of fees paid for certain debt modifications. For the three-month and six-month periods ended June 30, 2013, the amount includes $0.8 million and $1.8 million, respectively, related to the amortization of fees paid for certain debt modifications.

(2)	For the six months ended June 30, 2013, this amount includes an approximate $0.2 million loss recorded in connection with the repurchase of our 7.875% senior notes.
(3)	An approximate $35.6 million loss in connection with the repurchase of our 9% senior subordinated notes has been included in each of the three-month and six-month periods for 2013. Included in the $35.6 million is $19.0 million related to tender offer consideration and call premium which has been classified within cash flow from financing activities in our Consolidated Statement of Cash Flows.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	June 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$802	$802	$—	$—

Total assets	$802	$802	$—	$—

Liabilities:
Contingent consideration obligations (1)	$197,078	$—	$—	$197,078

Total liabilities	$197,078	$—	$—	$197,078

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$858	$858	$—	$—

Total assets	$858	$858	$—	$—

Liabilities:
Contingent consideration obligations (1)	$213,969	$—	$—	$213,969

Total liabilities	$213,969	$—	$—	$213,969

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our Consolidated Statements of Operations. See Note 16 for additional information on the valuation of our contingent consideration obligations.

Changes in the fair value of our Level 3 contingent consideration obligations during the six months ended June 30, 2014 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2014	$213,969
Payments	(38,305)
Present value accretion and adjustments	21,329
Foreign currency adjustments	85

Fair value of contingent consideration obligations, June 30, 2014	$197,078

At June 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt were $3.8 billion and $3.9 billion, respectively, at June 30, 2014. The carrying amount and estimated fair value of our long-term debt were $3.8 billion and $3.9 billion, respectively, at December 31, 2013. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future.

(12) Defined Benefit Pension Plan

Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$—	$—	$—	$—
Interest cost	203	180	402	361
Expected return on plan assets	(192)	(154)	(380)	(309)
Amortization of prior service costs	112	102	222	205
Realized losses	—	—	—	—

Net periodic benefit cost	$123	$128	$244	$257

(13) Financial Information by Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our reportable operating segments are professional diagnostics, health information solutions, consumer diagnostics and corporate and other. Our operating results include license and royalty revenue which are allocated to professional diagnostics and consumer diagnostics on the basis of the original license or royalty agreement. We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and six months ended June 30, 2014 and 2013 and as of June 30, 2014 and December 31, 2013 is as follows (in thousands):

	Professional Diagnostics	Health Information Solutions	Consumer Diagnostics	Corporate and Other	Total
Three Months Ended June 30, 2014:
Net revenue	$583,370	$125,815	$28,758	$—	$737,943
Operating income (loss)	$11,516	$(4,247)	$4,627	$(20,655)	$(8,759)
Depreciation and amortization	$77,173	$18,964	$843	$910	$97,890
Restructuring charge	$11,145	$630	$—	$4,055	$15,830
Stock-based compensation	$—	$—	$—	$(1,122)	$(1,122)
Three Months Ended June 30, 2013:
Net revenue	$603,762	$134,775	$25,448	$—	$763,985
Operating income (loss)	$72,896	$(11,759)	$3,404	$(20,137)	$44,404
Depreciation and amortization	$86,856	$20,725	$1,080	$273	$108,934
Non-cash charge associated with acquired inventory	$711	$—	$—	$—	$711
Restructuring charge	$1,740	$6,304	$—	$—	$8,044
Stock-based compensation	$—	$—	$—	$4,677	$4,677
Six Months Ended June 30, 2014:
Net revenue	$1,149,915	$249,483	$55,167	$—	$1,454,565
Operating income (loss)	$62,842	$(10,967)	$6,875	$(41,569)	$17,181
Depreciation and amortization	$154,594	$38,075	$1,763	$1,544	$195,976
Restructuring charge	$15,448	$3,447	$—	$4,150	$23,045
Stock-based compensation	$—	$—	$—	$4,582	$4,582
Six Months Ended June 30, 2013:
Net revenue	$1,186,254	$268,982	$47,998	$—	$1,503,234
Operating income (loss)	$132,736	$(25,652)	$5,684	$(37,875)	$74,893
Depreciation and amortization	$169,650	$41,462	$2,233	$559	$213,904
Non-cash charge associated with acquired inventory	$1,172	$—	$—	$—	$1,172
Restructuring charge	$3,129	$8,807	$—	$—	$11,936
Stock-based compensation	$—	$—	$—	$8,800	$8,800
Assets:
As of June 30, 2014	$5,651,470	$483,352	$207,513	$648,330	$6,990,665
As of December 31, 2013	$5,744,734	$504,645	$197,458	$613,977	$7,060,814

The following tables summarize our net revenue from the professional diagnostics and health information solutions reporting segments by groups of similar products and services for the three and six months ended June 30, 2014 and 2013 (in thousands):

Professional Diagnostics Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Infectious disease	$165,641	$157,706	$329,671	$347,550
Toxicology	164,677	165,884	316,574	314,933
Cardiology	101,783	118,436	223,416	233,369
Diabetes	51,227	74,905	101,948	124,988
Other	94,750	82,666	167,802	157,385

Professional diagnostics net product sales and services revenue	578,078	599,597	1,139,411	1,178,225
License and royalty revenue	5,292	4,165	10,504	8,029

Professional diagnostics net revenue	$583,370	$603,762	$1,149,915	$1,186,254

Health Information Solutions Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Condition and case management	$48,527	$52,578	$97,846	$106,704
Wellness	23,534	27,230	48,484	53,530
Women’s and children’s health	24,324	29,256	46,539	58,336
Patient self-testing services	29,430	25,711	56,614	50,412

Health information solutions net revenue	$125,815	$134,775	$249,483	$268,982

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

We had a net receivable from SPD of $1.2 million and $2.1 million as of June 30, 2014 and December 31, 2013, respectively. Included in the $1.2 million receivable balance as of June 30, 2014 is approximately $1.7 million of costs incurred in connection with our 2008 SPD-related restructuring plans. Included in the $2.1 million receivable balance as of December 31, 2013 is approximately $1.8 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $11.9 million and $13.2 million as of June 30, 2014 and December 31, 2013, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the formation of the joint venture was completed have been classified as other receivables within prepaid and other current assets on our Consolidated Balance Sheets in the amount of $6.7 million and $12.4 million as of June 30, 2014 and December 31, 2013, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $20.6 million and $41.2 million during the three and six months ended June 30, 2014, respectively, and $18.2 million and $35.3 million during the three and six months ended June 30, 2013, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.3 million and $0.7 million during the three and six months ended June 30, 2014, respectively, and $0.3 million and $0.6 million during the three and six months ended June 30, 2013, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our Consolidated Statements of Operations.

Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, a portion of the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $4.8 million and $9.4 million of trade receivables which are included in accounts receivable on our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively, and $18.7 million and $18.8 million of trade accounts payable which are included in accounts payable on our accompanying Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively. During the six months ended June 30, 2013, we received $10.8 million in cash from SPD as a return of capital.

Alere (Shanghai) Diagnostics Co., Ltd., or Alere Shanghai, and SPD Trading (Shanghai) Co., Ltd., or SPD Shanghai, entered into an entrustment loan arrangement for a maximum of CNY 23 million (approximately $3.7 million at June 30, 2014), in order to finance the latter’s short-term working capital needs, with the Royal Bank of Scotland (China) Co., Ltd. Shanghai Branch, or RBS. The agreement governs the setting up of an Entrustment Loan Account with RBS, into which Alere Shanghai deposits certain monies. This restricted cash account provides a guarantee to RBS of amounts borrowed from RBS by SPD Shanghai. The Alere Shanghai RBS account is recorded as restricted cash on Alere Shanghai’s balance sheet and amounted to $1.7 million at June 30, 2014.

The following table summarizes our related party balances with SPD within our Consolidated Balance Sheets (in thousands):

Balance Sheet Caption	June 30, 2014	December 31, 2013
Accounts receivable, net of allowances	$4,777	$9,436
Prepaid expenses and other current assets	$7,813	$12,417
Deferred financing costs, net, and other non-current assets	$11,933	$13,249
Accounts payable	$18,719	$18,811

(15) Other Arrangements

On February 19, 2013, we entered into an agreement with the Bill and Melinda Gates Foundation, or the Gates Foundation, whereby we were awarded a grant by the Gates Foundation in the amount of $21.6 million to support the development and commercialization of a validated, low-cost, nucleic-acid assay for clinical Tuberculosis, or TB, detection and drug-resistance test cartridges and adaptation of an analyzer platform capable of operation in rudimentary laboratories in low-resource settings. In connection with this agreement, we also entered into a loan agreement with the Gates Foundation, or the Gates Loan Agreement, which provides for the making of subordinated term loans by the Gates Foundation to us from time to time, subject to the achievement of certain milestones, in an aggregate principal amount of up to $20.6 million. Funding under the Gates Loan Agreement will be used in connection with the purchase of equipment for an automated high-throughput manufacturing line and other uses as necessary for the manufacture of the TB and HIV-related products. All loans under the Gates Loan Agreement are evidenced by promissory notes that we have executed and delivered to the Gates Foundation, bear interest at the rate of 3% per annum and, except to the extent earlier repaid by us, mature and are required to be repaid in full on December 31, 2019. As of June 30, 2014, we had borrowed no amounts under the Gates Loan Agreement. As of June 30, 2014, we had received approximately $11.6 million in grant-related funding from the Gates Foundation, which was recorded as restricted cash and deferred grant funding. The deferred grant funding is classified within accrued expenses and other current liabilities on our Consolidated Balance Sheet. As qualified expenditures are incurred under the terms of the grant, we use the deferred funding to recognize a reduction of our related qualified research and development expenditures. For the three and six months ended June 30, 2014, we incurred $0.1 million and $2.2 million, respectively, of qualified expenditures, for which we reduced our deferred grant funding balance and recorded an offset to our research and development expenses.

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

We have contractual contingent purchase price consideration obligations related to certain of our acquisitions, as follows (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of June 30, 2014		Remaining Earn-out Period as of June 30, 2014		Estimated Fair Value as of June 30, 2014	Estimated Fair Value as of December 31, 2013	Payments Made During 2014
TwistDx, Inc.	March 11, 2010	$35,600	$115,777		2014 – 2025	(1)	$49,800	$45,502	$8,250
Ionian Technologies, Inc.	July 12, 2010	$24,500	$53,750		2014 – 2015		28,200	29,000	3,750
Laboratory Data Systems, Inc.	August 29, 2011	$13,000	$—		—		—	7,400	7,500
Forensics Limited (ROAR)	September 22, 2011	$5,463	$12,600		2014		3,409	2,484	—
Method Factory Inc. (Wellogic)	December 9, 2011	$18,900	$—	(2)	2014 – 2019		25,500	26,900	150
MedApps	July 2, 2012	$13,100	$8,600		2014		7,700	8,200	5,000
Amedica Biotech, Inc.	July 3, 2012	$8,900	$—		—		—	7,500	8,055
DiagnosisOne, Inc.	July 31, 2012	$22,300	$33,000		2014 – 2017		24,800	26,600	3,000
Epocal	February 1, 2013	$75,000	$65,500		2014 – 2018		46,700	47,200	—
Other	Various	$58,877	$20,129		2014 – 2016		10,969	13,183	2,600

							$197,078	$213,969	$38,305

(1)	The maximum earn-out period ends on the fifteenth anniversary of the acquisition date.
(2)	The earn-out is comprised of three components of which two components have an aggregate maximum remaining earn-out potential of $49.9 million. There is no dollar cap on the third earn-out component, however, the earn-out potential is limited to the remaining earn-out period.

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

Recently Issued Standards

In June 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-12, Compensation – Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. ASU 2014-12 requires that a performance target which affects vesting and which could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. ASU 2014-09 requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early adoption is not permitted. We are currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 requires that only disposals representing a strategic shift in operations which has a major effect on the organization’s operations and financial results, such as a disposal of a major geographic area, a major line of business, or a major equity method investment, should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective in the first quarter of 2015. The impact on our consolidated financial statements will be dependent on any transaction that is within the scope of the new guidance.

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

(18) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with Accounting Standards Codification, or ASC, 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

We recorded earnings of $1.8 million and $6.9 million during the three and six months ended June 30, 2014, respectively, and earnings of $4.2 million and $6.7 million during the three and six months ended June 30, 2013, respectively, in equity earnings of unconsolidated entities, net of tax, in our Consolidated Statements of Operations, which represented our 50% share of SPD’s net income for the respective periods.

(b) TechLab

We own 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic-associated diarrhea and parasitology. We recorded earnings of $0.4 million and $0.7 million during the three and six months ended June 30, 2014, respectively, and earnings of $0.5 million and $0.8 million during the three and six months ended June 30, 2013, respectively, in equity earnings of unconsolidated entities, net of tax, in our Consolidated Statements of Operations, which represented our minority share of TechLab’s net income for the respective periods.

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Combined Condensed Results of Operations:	2014	2013	2014	2013
Net revenue	$41,203	$54,669	$90,136	$103,824

Gross profit	$37,432	$35,591	$80,412	$72,704

Net income after taxes	$4,328	$9,429	$15,158	$15,006

Combined Condensed Balance Sheet:	June 30, 2014	December 31, 2013
Current assets	$72,005	$63,985
Non-current assets	36,657	38,541

Total assets	$108,662	$102,526

Current liabilities	$35,283	$38,053
Non-current liabilities	7,004	6,175

Total liabilities	$42,287	$44,228

(19) Loss on Disposition

In April 2014, we sold the Glucostabilizer business of Alere Informatics, Inc., which was part of our professional diagnostics reporting unit and business segment, to Medical Decision Network, LLC, or MDN, for $1.1 million in cash proceeds and a $1.5 million note receivable, which we fully reserved for based on our assessment of collectability. As a result of this transaction, we recorded a loss on disposition of $0.6 million during the three months ended June 30, 2014. The financial results for the Glucostabilizer business are immaterial to our consolidated financial results.

(20) Guarantor Financial Information

Our 7.25% senior notes due 2018, our 8.625% senior subordinated notes due 2018, and our 6.5% senior subordinated notes due 2020 are guaranteed by certain of our consolidated 100% owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, Balance Sheets as of June 30, 2014 and December 31, 2013, the related Statements of Operations, Statements of Comprehensive Loss for each of the three and six months ended June 30, 2014 and 2013, respectively, and the Statements of Cash Flows for the six months ended June 30, 2014 and 2013, respectively, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$202,646	$358,699	$(57,920)	$503,425
Services revenue	—	209,915	17,999	—	227,914

Net product sales and services revenue	—	412,561	376,698	(57,920)	731,339
License and royalty revenue	—	3,833	6,003	(3,232)	6,604

Net revenue	—	416,394	382,701	(61,152)	737,943

Cost of net product sales	691	122,230	203,048	(51,481)	274,488
Cost of services revenue	70	120,742	8,726	(7,126)	122,412

Cost of net product sales and services revenue	761	242,972	211,774	(58,607)	396,900
Cost of license and royalty revenue	—	47	4,309	(3,231)	1,125

Cost of net revenue	761	243,019	216,083	(61,838)	398,025

Gross profit (loss)	(761)	173,375	166,618	686	339,918
Operating expenses:
Research and development	7,163	15,590	14,677	—	37,430
Sales and marketing	3,197	75,036	72,430	—	150,663
General and administrative	25,700	75,776	58,470	—	159,946
Loss on disposition	—	638	—	—	638

Operating income (loss)	(36,821)	6,335	21,041	686	(8,759)
Interest expense, including amortization of original issue discounts and deferred financing costs	(51,385)	(5,136)	(4,590)	8,960	(52,151)
Other income (expense), net	2,423	4,475	4,680	(8,959)	2,619

Income (loss) before provision (benefit) for income taxes	(85,783)	5,674	21,131	687	(58,291)
Provision (benefit) for income taxes	(23,898)	7,505	9,581	201	(6,611)

Income (loss) before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(61,885)	(1,831)	11,550	486	(51,680)
Equity in earnings of subsidiaries, net of tax	11,869	165	—	(12,034)	—
Equity earnings of unconsolidated entities, net of tax	423	—	1,673	(9)	2,087

Net income (loss)	(49,593)	(1,666)	13,223	(11,557)	(49,593)
Less: Net income attributable to non-controlling interests	—	—	62	—	62

Net income (loss) attributable to Alere Inc. and Subsidiaries	(49,593)	(1,666)	13,161	(11,557)	(49,655)
Preferred stock dividends	(5,309)	—	—	—	(5,309)

Net income (loss) available to common stockholders	$(54,902)	$(1,666)	$13,161	$(11,557)	$(54,964)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$209,009	$365,244	$(52,691)	$521,562
Services revenue	—	218,639	18,919	—	237,558

Net product sales and services revenue	—	427,648	384,163	(52,691)	759,120
License and royalty revenue	—	2,770	5,072	(2,977)	4,865

Net revenue	—	430,418	389,235	(55,668)	763,985

Cost of net product sales	887	118,186	180,311	(46,195)	253,189
Cost of services revenue	—	120,648	9,356	(5,194)	124,810

Cost of net product sales and services revenue	887	238,834	189,667	(51,389)	377,999
Cost of license and royalty revenue	—	18	4,458	(2,977)	1,499

Cost of net revenue	887	238,852	194,125	(54,366)	379,498

Gross profit (loss)	(887)	191,566	195,110	(1,302)	384,487

Operating expenses:
Research and development	6,229	17,144	17,127	—	40,500
Sales and marketing	1,413	82,003	76,006	—	159,422
General and administrative	14,477	76,609	49,075	—	140,161

Total operating expenses	22,119	175,756	142,208	—	340,083

Operating income (loss)	(23,006)	15,810	52,902	(1,302)	44,404
Interest expense, including amortization of original issue discounts and deferred financing costs	(91,660)	(6,382)	(3,071)	8,660	(92,453)
Other income (expense), net	(5,607)	5,636	9,695	(8,661)	1,063

Income (loss) before provision (benefit) for income taxes	(120,273)	15,064	59,526	(1,303)	(46,986)
Provision (benefit) for income taxes	(10,360)	10,524	18,268	(565)	17,867

Income (loss) before equity in earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(109,913)	4,540	41,258	(738)	(64,853)
Equity in earnings (losses) of subsidiaries, net of tax	49,045	(559)	—	(48,486)	—
Equity earnings of unconsolidated entities, net of tax	566	—	4,027	(42)	4,551

Net income (loss)	(60,302)	3,981	45,285	(49,266)	(60,302)
Less: Net income attributable to non-controlling interests	—	—	267	—	267

Net income (loss) attributable to Alere Inc. and Subsidiaries	(60,302)	3,981	45,018	(49,266)	(60,569)
Preferred stock dividends	(5,309)	—	—	—	(5,309)

Net income (loss) available to common stockholders	$(65,611)	$3,981	$45,018	$(49,266)	$(65,878)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$416,055	$694,736	$(111,921)	$998,870
Services revenue	—	407,823	36,056	—	443,879

Net product sales and services revenue	—	823,878	730,792	(111,921)	1,442,749
License and royalty revenue	—	7,318	11,021	(6,523)	11,816

Net revenue	—	831,196	741,813	(118,444)	1,454,565

Cost of net product sales	1,379	236,365	386,822	(103,966)	520,600
Cost of services revenue	143	236,067	16,780	(12,846)	240,144

Cost of net product sales and services revenue	1,522	472,432	403,602	(116,812)	760,744
Cost of license and royalty revenue	—	139	9,047	(6,522)	2,664

Cost of net revenue	1,522	472,571	412,649	(123,334)	763,408

Gross profit (loss)	(1,522)	358,625	329,164	4,890	691,157
Operating expenses:
Research and development	12,778	30,435	32,916	—	76,129
Sales and marketing	5,065	149,995	142,667	—	297,727
General and administrative	44,188	144,558	110,736	—	299,482
Loss on disposition	—	638	—	—	638

Operating income (loss)	(63,553)	32,999	42,845	4,890	17,181
Interest expense, including amortization of original issue discounts and deferred financing costs	(102,643)	(10,764)	(9,134)	18,346	(104,195)
Other income (expense), net	7,117	8,123	10,505	(18,404)	7,341

Income (loss) before provision (benefit) for income taxes	(159,079)	30,358	44,216	4,832	(79,673)
Provision (benefit) for income taxes	(62,321)	24,872	19,262	1,659	(16,528)

Income (loss) before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(96,758)	5,486	24,954	3,173	(63,145)
Equity in earnings of subsidiaries, net of tax	40,224	233	—	(40,457)	—
Equity earnings of unconsolidated entities, net of tax	828	—	6,737	(126)	7,439

Net income (loss)	(55,706)	5,719	31,691	(37,410)	(55,706)
Less: Net income attributable to non-controlling interests	—	—	170	—	170

Net income (loss) attributable to Alere Inc. and Subsidiaries	(55,706)	5,719	31,521	(37,410)	(55,876)
Preferred stock dividends	(10,559)	—	—	—	(10,559)

Net income (loss) available to common stockholders	$(66,265)	$5,719	$31,521	$(37,410)	$(66,435)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Six Months Ended June 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$442,560	$686,083	$(98,805)	$1,029,838
Services revenue	—	426,388	38,079	—	464,467

Net product sales and services revenue	—	868,948	724,162	(98,805)	1,494,305
License and royalty revenue	—	5,805	8,605	(5,481)	8,929

Net revenue	—	874,753	732,767	(104,286)	1,503,234

Cost of net product sales	1,835	239,422	352,885	(87,875)	506,267
Cost of services revenue	—	236,619	17,498	(9,149)	244,968

Cost of net product sales and services revenue	1,835	476,041	370,383	(97,024)	751,235
Cost of license and royalty revenue	—	35	8,701	(5,481)	3,255

Cost of net revenue	1,835	476,076	379,084	(102,505)	754,490

Gross profit (loss)	(1,835)	398,677	353,683	(1,781)	748,744

Operating expenses:
Research and development	10,652	35,244	36,058	—	81,954
Sales and marketing	2,805	165,434	147,639	—	315,878
General and administrative	28,504	143,755	103,760	—	276,019

Total operating expenses	41,961	344,433	287,457	—	673,851

Operating income (loss)	(43,796)	54,244	66,226	(1,781)	74,893
Interest expense, including amortization of original issue discounts and deferred financing costs	(148,518)	(13,403)	(6,488)	18,557	(149,852)
Other income (expense), net	(837)	11,895	8,092	(18,557)	593

Income (loss) before provision (benefit) for income taxes	(193,151)	52,736	67,830	(1,781)	(74,366)
Provision (benefit) for income taxes	(73,171)	27,606	27,239	(678)	(19,004)

Income (loss) before equity in earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(119,980)	25,130	40,591	(1,103)	(55,362)
Equity in earnings (losses) of subsidiaries, net of tax	71,289	(1,173)	—	(70,116)	—
Equity earnings of unconsolidated entities, net of tax	814	—	6,715	(44)	7,485

Net income (loss)	(47,877)	23,957	47,306	(71,263)	(47,877)
Less: Net income attributable to non-controlling interests	—	—	242	—	242

Net income (loss) attributable to Alere Inc. and Subsidiaries	(47,877)	23,957	47,064	(71,263)	(48,119)
Preferred stock dividends	(10,559)	—	—	—	(10,559)

Net income (loss) available to common stockholders	$(58,436)	$23,957	$47,064	$(71,263)	$(58,678)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended June 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(49,593)	$(1,666)	$13,223	$(11,557)	$(49,593)

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	89	55	37,671	—	37,815
Unrealized gains on hedging instruments	—	—	6	—	6
Minimum pension liability adjustment	—	—	(87)	—	(87)

Other comprehensive income, before tax	89	55	37,590	—	37,734
Income tax provision (benefit) related to items of other comprehensive income	—	—	—	—	—

Other comprehensive income, net of tax	89	55	37,590	—	37,734

Comprehensive income (loss)	(49,504)	(1,611)	50,813	(11,557)	(11,859)
Less: Comprehensive income attributable to non-controlling interests	—	—	62	—	62

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(49,504)	$(1,611)	$50,751	$(11,557)	$(11,921)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended June 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(60,302)	$3,981	$45,285	$(49,266)	$(60,302)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(652)	—	(33,776)	—	(34,428)
Minimum pension liability adjustment	—	—	99	—	99

Other comprehensive loss, before tax	(652)	—	(33,677)	—	(34,329)
Income tax benefit related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive loss, net of tax	(652)	—	(33,677)	—	(34,329)

Comprehensive income (loss)	(60,954)	3,981	11,608	(49,266)	(94,631)
Less: Comprehensive income attributable to non-controlling interests	—	—	267	—	267

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(60,954)	$3,981	$11,341	$(49,266)	$(94,898)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(55,706)	$5,719	$31,691	$(37,410)	$(55,706)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	246	(74)	26,303	—	26,475
Unrealized losses on available for sale securities	—	(17)	—	—	(17)
Unrealized gains on hedging instruments	—	—	14	—	14
Minimum pension liability adjustment	—	—	(13)	—	(13)

Other comprehensive income (loss), before tax	246	(91)	26,304	—	26,459
Income tax provision (benefit) related to items of other comprehensive income (loss)	—	—	—	—	—

Other comprehensive income (loss), net of tax	246	(91)	26,304	—	26,459

Comprehensive income (loss)	(55,460)	5,628	57,995	(37,410)	(29,247)
Less: Comprehensive income attributable to non-controlling interests	—	—	170	—	170

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(55,460)	$5,628	$57,825	$(37,410)	$(29,417)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Six Months Ended June 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(47,877)	$23,957	$47,306	$(71,263)	$(47,877)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(853)	—	(108,930)	—	(109,783)
Unrealized gains on hedging instruments	—	—	11	—	11
Minimum pension liability adjustment	—	—	704	—	704

Other comprehensive loss, before tax	(853)	—	(108,215)	—	(109,068)
Income tax benefit related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive loss, net of tax	(853)	—	(108,215)	—	(109,068)

Comprehensive income (loss)	(48,730)	23,957	(60,909)	(71,263)	(156,945)
Less: Comprehensive income attributable to non-controlling interests	—	—	242	—	242

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(48,730)	$23,957	$(61,151)	$(71,263)	$(157,187)

CONSOLIDATING BALANCE SHEET

June 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,886	$72,386	$319,530	$—	$398,802
Restricted cash	3,638	2,775	3,855	—	10,268
Marketable securities	—	797	5	—	802
Accounts receivable, net of allowances	—	249,721	287,884	—	537,605
Inventories, net	—	165,963	218,306	(16,116)	368,153
Deferred tax assets	2,786	31,311	30,853	(1,856)	63,094
Prepaid expenses and other current assets	551,098	(445,792)	17,621	3,675	126,602
Intercompany receivables	343,216	773,168	116,163	(1,232,547)	—

Total current assets	907,624	850,329	994,217	(1,246,844)	1,505,326
Property, plant and equipment, net	24,371	281,604	236,153	(255)	541,873
Goodwill	—	1,841,341	1,272,026	—	3,113,367
Other intangible assets with indefinite lives	—	9,600	42,809	(58)	52,351
Finite-lived intangible assets, net	9,484	926,168	632,198	—	1,567,850
Restricted cash	—	—	28,886	—	28,886
Deferred financing costs, net and other non-current assets	47,967	7,067	24,178	(47)	79,165
Investments in subsidiaries	3,874,049	271,121	191,922	(4,337,092)	—
Investments in unconsolidated entities	14,897	14,765	51,578	10,263	91,503
Deferred tax assets	—	—	8,008	—	8,008
Non-current income tax receivable	2,336	—	—	—	2,336
Intercompany notes receivables	1,098,437	694,654	50,579	(1,843,670)	—

Total assets	$5,979,165	$4,896,649	$3,532,554	$(7,417,703)	$6,990,665

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$60,000	$550	$3,207	$—	$63,757
Current portion of capital lease obligations	—	2,793	2,946	—	5,739
Accounts payable	9,431	86,305	122,191	—	217,927
Accrued expenses and other current liabilities	65,830	148,115	167,784	(35)	381,694
Intercompany payables	769,674	187,302	275,571	(1,232,547)	—

Total current liabilities	904,935	425,065	571,699	(1,232,582)	669,117

Long-term liabilities:
Long-term debt, net of current portion	3,690,295	—	33,714	—	3,724,009
Capital lease obligations, net of current portion	—	5,106	8,719	—	13,825
Deferred tax liabilities	(71,050)	285,142	79,035	23	293,150
Other long-term liabilities	24,863	67,477	129,489	(47)	221,782
Intercompany notes payables (receivables)	(633,608)	1,366,558	1,110,720	(1,843,670)	—

Total long-term liabilities	3,010,500	1,724,283	1,361,677	(1,843,694)	4,252,766

Stockholders’ equity	2,063,730	2,747,301	1,594,126	(4,341,427)	2,063,730
Non-controlling interests	—	—	5,052	—	5,052

Total equity	2,063,730	2,747,301	1,599,178	(4,341,427)	2,068,782

Total liabilities and equity	$5,979,165	$4,896,649	$3,532,554	$(7,417,703)	$6,990,665

CONSOLIDATING BALANCE SHEET

December 31, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,801	$85,453	$261,654	$—	$361,908
Restricted cash	2,221	2,915	1,237	—	6,373
Marketable securities	—	853	5	—	858
Accounts receivable, net of allowances	—	238,782	309,947	—	548,729
Inventories, net	—	168,058	219,892	(23,765)	364,185
Deferred tax assets	5,191	20,541	31,451	3,506	60,689
Prepaid expenses and other current assets	512,123	(405,954)	23,547	(44)	129,672
Intercompany receivables	331,844	759,497	75,424	(1,166,765)	—

Total current assets	866,180	870,145	923,157	(1,187,068)	1,472,414
Property, plant and equipment, net	15,086	288,637	241,737	(296)	545,164
Goodwill	—	1,841,377	1,252,314	—	3,093,691
Other intangible assets with indefinite lives	—	14,300	42,402	—	56,702
Finite-lived intangible assets, net	11,006	995,868	677,737	—	1,684,611
Restricted cash	—	—	29,370	—	29,370
Deferred financing costs, net and other non-current assets	55,207	8,353	20,559	(46)	84,073
Investments in subsidiaries	3,787,988	282,311	191,947	(4,262,246)	—
Investments in unconsolidated entities	29,005	—	44,637	13,188	86,830
Deferred tax assets	—	—	7,959	—	7,959
Intercompany notes receivables (payables)	1,100,746	630,628	(741,016)	(990,358)	—

Total assets	$5,865,218	$4,931,619	$2,690,803	$(6,426,826)	$7,060,814

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$45,000	$323	$3,789	$—	$49,112
Current portion of capital lease obligations	—	3,751	3,104	—	6,855
Accounts payable	12,584	69,076	105,711	—	187,371
Accrued expenses and other current liabilities	63,990	164,762	201,132	(36)	429,848
Intercompany payables	728,541	163,518	274,707	(1,166,766)	—

Total current liabilities	850,115	401,430	588,443	(1,166,802)	673,186

Long-term liabilities:
Long-term debt, net of current portion	3,735,137	100	37,551	—	3,772,788
Capital lease obligations, net of current portion	—	5,938	8,469	—	14,407
Deferred tax liabilities	(43,246)	284,448	88,039	8	329,249
Other long-term liabilities	19,753	58,823	109,806	(46)	188,336
Intercompany notes payables (receivables)	(774,507)	1,444,741	320,125	(990,359)	—

Total long-term liabilities	2,937,137	1,794,050	563,990	(990,397)	4,304,780

Stockholders’ equity	2,077,966	2,736,139	1,533,488	(4,269,627)	2,077,966
Non-controlling interests	—	—	4,882	—	4,882

Total equity	2,077,966	2,736,139	1,538,370	(4,269,627)	2,082,848

Total liabilities and equity	$5,865,218	$4,931,619	$2,690,803	$(6,426,826)	$7,060,814

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(55,706)	$5,719	$31,691	$(37,410)	$(55,706)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(40,224)	(233)	—	40,457	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	7,715	232	189	—	8,136
Depreciation and amortization	3,066	116,443	76,420	47	195,976
Non-cash stock-based compensation expense	752	2,352	1,478	—	4,582
Impairment of inventory	—	—	589	—	589
Impairment of long-lived assets	—	—	1,491	—	1,491
Loss on disposition of fixed assets	—	4,041	230	—	4,271
Equity earnings of unconsolidated entities, net of tax	(828)	—	(6,737)	126	(7,439)
Deferred income taxes	(24,879)	(10,542)	(8,561)	1,659	(42,323)
Loss on disposition	—	638	—	—	638
Other non-cash items	—	1,392	(7,508)	—	(6,116)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(10,981)	24,208	—	13,227
Inventories, net	—	(10,813)	182	(4,725)	(15,356)
Prepaid expenses and other current assets	(38,974)	36,298	6,456	(2,362)	1,418
Accounts payable	(3,153)	19,010	14,917	—	30,774
Accrued expenses and other current liabilities	(753)	(2,237)	(10,272)	(1,357)	(14,619)
Other non-current liabilities	5,723	8,591	7,797	3,718	25,829
Cash paid for contingent consideration	(20,124)	—	(81)	—	(20,205)
Intercompany payable (receivable)	207,787	(146,085)	(61,702)	—	—

Net cash provided by operating activities	40,402	13,825	70,787	153	125,167

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	(1,424)	140	(2,610)	—	(3,894)
Purchases of property, plant and equipment	(12,289)	(27,491)	(17,318)	2,668	(54,430)
Proceeds from sale of property, plant and equipment	268	671	2,310	(2,755)	494
Cash received from disposition	—	1,081	4,373	—	5,454
Cash paid for business acquisitions, net of cash acquired	(75)	—	—	—	(75)
Cash paid for investments	477	(278)	2	—	201
Cash received from sales of marketable securities	—	39	—	—	39
(Increase) decrease in other assets	(311)	370	920	59	1,038

Net cash used in investing activities	(13,354)	(25,468)	(12,323)	(28)	(51,173)

Cash Flows from Financing Activities:
Cash paid for financing costs	(5)	—	—	—	(5)
Cash paid for contingent purchase price consideration	(15,505)	—	(264)	—	(15,769)
Proceeds from issuance of common stock, net of issuance costs	21,121	—	—	—	21,121
Proceeds from issuance of long-term debt	—	940	—	—	940
Payments on long-term debt	(30,000)	(663)	(1,579)	—	(32,242)
Proceeds from issuance of short-term debt	—	—	806	—	806
Net proceeds under revolving credit facilities	—	—	111	—	111
Cash paid for dividends	(10,646)	—	—	—	(10,646)
Excess tax benefits on exercised stock options	65	282	68	—	415
Principal payments on capital lease obligations	—	(1,904)	(1,577)	—	(3,481)

Net cash used in financing activities	(34,970)	(1,345)	(2,435)	—	(38,750)

Foreign exchange effect on cash and cash equivalents	7	(79)	1,847	(125)	1,650

Net increase (decrease) in cash and cash equivalents	(7,915)	(13,067)	57,876	—	36,894
Cash and cash equivalents, beginning of period	14,801	85,453	261,654	—	361,908

Cash and cash equivalents, end of period	$6,886	$72,386	$319,530	$—	$398,802

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(47,877)	$23,957	$47,306	$(71,263)	$(47,877)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries, net of tax	(71,289)	1,173	—	70,116	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	10,041	117	18	—	10,176
Depreciation and amortization	2,499	125,888	85,529	(12)	213,904
Non-cash charges for sale of inventories revalued at the date of acquisition	—	—	1,172	—	1,172
Non-cash stock-based compensation expense	3,476	2,459	2,865	—	8,800
Impairment of inventory	—	26	—	—	26
Impairment of long-lived assets	—	2,815	—	—	2,815
Loss on disposition of fixed assets	—	625	676	—	1,301
Equity earnings of unconsolidated entities, net of tax	(814)	—	(6,715)	44	(7,485)
Deferred income taxes	(9,994)	(24,539)	(8,897)	(622)	(44,052)
Loss on extinguishment of debt	35,603	—	—	—	35,603
Bargain purchase gain	—	—	(8,062)	—	(8,062)
Other non-cash items	5,202	(327)	2,460	—	7,335
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	8,032	(46,358)	—	(38,326)
Inventories, net	—	(33,786)	(20,196)	1,878	(52,104)
Prepaid expenses and other current assets	(64,581)	64,847	2,560	(6,145)	(3,319)
Accounts payable	855	1,355	9,640	—	11,850
Accrued expenses and other current liabilities	14,933	(6,812)	19,148	5,592	32,861
Other non-current liabilities	(1,890)	(10,901)	(5,559)	506	(17,844)
Cash paid for contingent consideration	(7,924)	—	(91)	—	(8,015)
Intercompany payable (receivable)	165,228	(130,087)	(35,141)	—	—

Net cash provided by operating activities	33,468	24,842	40,355	94	98,759

Cash Flows from Investing Activities:
Increase in restricted cash	(6,170)	(630)	(43)	—	(6,843)
Purchases of property, plant and equipment	(277)	(29,758)	(40,560)	5,978	(64,617)
Proceeds from sale of property, plant and equipment	—	5,831	4,872	(6,063)	4,640
Cash paid for business acquisitions, net of cash acquired	(157,372)	—	(8,591)	—	(165,963)
Cash received from investments	—	—	10,574	—	10,574
(Increase) decrease in other assets	19,321	(2,146)	(153)	(9)	17,013

Net cash used in investing activities	(144,498)	(26,703)	(33,901)	(94)	(205,196)

Cash Flows from Financing Activities:
Cash paid for financing costs	(9,018)	—	—	—	(9,018)
Cash paid for contingent purchase price consideration	(26,430)	—	(208)	—	(26,638)
Proceeds from issuance of common stock, net of issuance costs	7,772	—	—	—	7,772
Proceeds from issuance of long-term debt	425,000	1,019	9,448	—	435,467
Payments on long-term debt	(431,845)	(890)	(5,081)	—	(437,816)
Net proceeds (payments) under revolving credit facilities	175,000	—	(8,460)	—	166,540
Cash paid for dividends	(10,646)	—	—	—	(10,646)
Excess tax benefits on exercised stock options	72	39	55	—	166
Principal payments on capital lease obligations	—	(1,630)	(1,858)	—	(3,488)
Other	(18,953)	—	—	—	(18,953)

Net cash provided by (used in) financing activities	110,952	(1,462)	(6,104)	—	103,386

Foreign exchange effect on cash and cash equivalents	(78)	9	(4,679)	—	(4,748)

Net decrease in cash and cash equivalents	(156)	(3,314)	(4,329)	—	(7,799)
Cash and cash equivalents, beginning of period	3,623	67,941	256,782	—	328,346

Cash and cash equivalents, end of period	$3,467	$64,627	$252,453	$—	$320,547

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding the impact of recent changes in our senior management and the anticipated timing of completion of our strategic review, the impact and timing of reductions in operating expenses, and the timing of potential divestures. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and notes thereto.

Overview

We are a leading global provider of diagnostic products that deliver rapid and accurate results at the point of care, with particular emphasis in the fields of infectious diseases, cardiometabolic disease and toxicology. Our connected device technologies and health information solutions give providers the ability to speed up and customize treatment by enabling timely access to actionable data from our connected devices and our personal and electronic health record solutions, as well as decision-support software and analytic tools. Through our health information solutions business, we also offer programs for chronic condition management, coagulation monitoring, smoking cessation, pregnancy management, weight loss and healthy living.

On May 5, 2014, our board announced that we were undertaking a comprehensive review of our strategy and operations to identify opportunities to enhance shareholder value, and we engaged a major international management consulting firm to assist us. On June 30, 2014, as part of that review, our board accepted the resignation of Ron Zwanziger as Chief Executive Officer and President and as a member of our board of directors, and appointed Namal Nawana, our Chief Operating Officer, to serve in the additional capacity of Interim Chief Executive Officer and President. Our board expects to engage an executive search firm to assist it in identifying candidates to serve as our chief executive officer on a permanent basis. Also on June 30, 2014, our board accepted the resignations of Jerry McAleer, our Senior Vice President, Research and Development and a director, and David Scott, our Chief Scientific Officer.

While our strategic review is ongoing, we expect that over the course of the next few months our plans will be fully formed and communicated. We have announced the following near-term initiatives:

•	We have already begun taking steps to rationalize our investment in connected health concepts and technologies and to reduce the substantial negative impact that this investment has had on operating results. We expect these steps to continue and to include efforts to divest certain of our connected health assets. While working through this process, we will balance the need to protect our investments in connected health assets that are essential to the long-term value of our core business with our objective to reduce expenses;

•	We intend to divest of our health management business; and

•	We have begun to wind down certain speculative, non-core research and development projects, and intend to reduce overall research and development expenditures.

Financial Highlights

•	Net revenue decreased by $26.0 million, or 3%, to $737.9 million for the three months ended June 30, 2014, from $764.0 million for the three months ended June 30, 2013. Net revenue decreased by $48.7 million, or 3%, to $1,454.5 million for the six months ended June 30, 2014, from $1,503.2 million for the six months ended June 30, 2013.

•	Gross profit decreased by $44.6 million, or 12%, to $339.9 million for the three months ended June 30, 2014, from $384.5 million for the three months ended June 30, 2013. Gross profit decreased by $57.6 million, or 8%, to $691.2 million for the six months ended June 30, 2014, from $748.7 million for the six months ended June 30, 2013.

•

For the three months ended June 30, 2014, we generated a net loss available to common stockholders of $55.0 million, or $0.67 per basic and diluted common share, compared to a net loss available to common stockholders of $65.9 million, or

$0.81 per basic and diluted common share, for the three months ended June 30, 2013. For the six months ended June 30, 2014, we generated a net loss available to common stockholders of $66.4 million, or $0.81 per basic and diluted common share, compared to a net loss available to common stockholders of $58.7 million, or $0.72 per basic and diluted common share, for the six months ended June 30, 2013.

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

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue decreased by $27.8 million, or 4%, to $731.3 million for the three months ended June 30, 2014, from $759.1 million for the three months ended June 30, 2013. Excluding the impact of currency translation, net product sales and services revenue for the three months ended June 30, 2014 decreased by $33.3 million, or 4%, compared to the three months ended June 30, 2013. Total net product sales and services revenue decreased by $51.6 million, or 3%, to $1.4 billion for the six months ended June 30, 2014, from $1.5 billion for the six months ended June 30, 2013. Excluding the impact of currency translation, net product sales and services revenue for the six months ended June 30, 2014 decreased by $54.5 million, or 4%, compared to the six months ended June 30, 2013. Net product sales and services revenue by business segment for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013

Professional diagnostics	$578,078	$599,597	(4)%	$1,139,411	$1,178,225	(3)%
Health information solutions	125,815	134,775	(7)%	249,483	268,982	(7)%
Consumer diagnostics	27,446	24,748	11%	53,855	47,098	14%

Net product sales and services revenue	$731,339	$759,120	(4)%	$1,442,749	$1,494,305	(3)%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
Infectious disease	$165,641	$157,706	5%	$329,671	$347,550	(5)%
Toxicology	164,677	165,884	(1)%	316,574	314,933	1%
Cardiology	101,783	118,436	(14)%	223,416	233,369	(4)%
Diabetes	51,227	74,905	(32)%	101,948	124,988	(18)%
Other	94,750	82,666	15%	167,802	157,385	7%

Professional diagnostics net product sales and services revenue	$578,078	$599,597	(4)%	$1,139,411	$1,178,225	(3)%

Net product sales and services revenue from our professional diagnostics business segment decreased by $21.5 million, or 4%, to $578.1 million for the three months ended June 30, 2014, from $599.6 million for the three months ended June 30, 2013. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment decreased by $26.9 million, or 4%, comparing the three months ended June 30, 2014 to the three months ended June 30, 2013. Revenue decreased primarily as a result of lower U.S. revenues from our mail order diabetes business and a $6.8 million decrease in net revenue as a result of our 2013 disposition of Spinreact, partially offset by $8.4 million in non-currency-adjusted incremental revenues attributable to acquisitions. Revenue from mail order diabetes sales decreased by $23.2 million, or 41%, to $33.0 million for the three months ended June 30, 2014 from $56.2 million for the three months ended June 30, 2013, primarily as a result of a reduction in the Center for Medicare & Medicaid Services’, or CMS’, reimbursement rates for those products, which became effective on July 1, 2013, the effect of which was partially offset by an increase in patients served from 455,000 as of June 30, 2013 to 778,000 as of June 30, 2014. Revenues in the U.S. were further reduced by continued lower U.S. healthcare utilization levels during the second quarter of 2014 compared to the comparable period in 2013 and by the impact of product returns in our INRatio business as a result of the recall initiated early in the second quarter of 2014, which adversely impacted revenues by $3.7 million. Net product sales of Alere Triage® meter-based products in the U.S. decreased by $3.1 million to $16.2 million during the three months ended June 30, 2014 from $19.3 million during the three months ended June 30, 2013 as a result of our supply issues, which began in the second quarter of 2012. This decrease in U.S. revenues was partially offset by a $3.1 million increase in flu-related sales between the second quarter of 2013 and the second quarter of 2014. Revenues from international sales increased by $12.0 million to $289.5 million during the second quarter of 2014 from $277.5 million in the second quarter of 2013 due principally to continued strong performance in India and Africa, which together grew by approximately 21%, which was partially offset by a $21.6 million decrease in revenues from markets in Latin America as a result of a reduction in diabetes revenue in Brazil and a weak dengue season in the region. Excluding the impact of acquisitions, the decrease in net product sales from meter-based Triage products in the U.S., the impact of the increase in flu-related sales during the comparable periods, and the decrease in organic revenues from our U.S. mail order diabetes business impacted by the reduction in CMS’ reimbursement rates, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately $2.5 million, or 0.5%, from the three months ended June 30, 2013 to the three months ended June 30, 2014. New products contributed favorably to our overall adjusted growth rate, with sales of our CD4 products increasing from $4.6 million in the second quarter of 2013 to $7.6 million in the second quarter of 2014 and Epoc sales increasing from $5.5 million to $6.9 million for the same periods.

Within our professional diagnostics business segment, net product sales and services revenue for our infectious disease business increased by approximately $7.9 million, or 5%, to $165.6 million for the three months ended June 30, 2014, from $157.7 million for the three months ended June 30, 2013. The quarter-over-quarter increase was primarily due to a $3.1 million increase in North American flu-related sales and an overall increase in international sales, as discussed above. Net product sales and services revenue for our toxicology business decreased by approximately $1.2 million, or 1%, to $164.7 million for the three months ended June 30, 2014, from $165.9 million for the three months ended June 30, 2013. Net product sales and services revenue for our cardiology business decreased by approximately $16.7 million, or 14%, to $101.8 million for the three months ended June 30, 2014, from $118.4 million for the three months ended June 30, 2013, primarily as a result of the impact of lower U.S. INRatio revenues as a result of the recall initiated early in the second quarter of 2014. Our diabetes business decreased by approximately $23.7 million, or 32%, to $51.2 million for the three months ended June 30, 2014, from $74.9 million for the three months ended June 30, 2013. This decrease was primarily the result of the decline in revenue attributable to the reduction in CMS’s reimbursement rates described above, which was partially offset by our recent acquisitions of the Medicare fee-for-service assets of Liberty Medical, or the Liberty business, and Simplex Healthcare, Inc., or Simplex, which contributed a combined net $7.7 million of the non-currency adjusted incremental revenues from our diabetes business. Included in the $51.2 million of revenue from our diabetes business for the three months ended June 30, 2014 was $33.0 million of mail order diabetes sales, compared to $56.2 million for the three months ended June 30, 2013.

Net product sales and services revenue from our professional diagnostics business segment decreased by $38.8 million, or 3%, to $1.1 billion for the six months ended June 30, 2014, from $1.2 billion for the six months ended June 30, 2013. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment decreased by $41.2 million, or 4%, comparing the six months ended June 30, 2014 to the six months ended June 30, 2013. Revenue decreased primarily as a result of lower U.S. revenues from our mail order diabetes business, a $24.0 million decrease in our U.S. flu-related net product sales from $36.3 million during the six months ended June 30, 2013 to $12.3 million during the six months ended June 30, 2014, and a $13.2 million decrease in net revenue as a result of our 2013 disposition of Spinreact, partially offset by $29.9 million in non-currency-adjusted incremental revenues attributable to acquisitions. Revenue from mail order diabetes sales decreased by $24.2 million, or 27%, to $65.3 million for the six months ended June 30, 2014 from $89.4 million for the six months ended June 30, 2013, primarily as a result of a reduction in CMS’ reimbursement rates for those products, which became effective on July 1, 2013, the effect of which was partially offset by an increase in patients served from 455,000 as of June 30, 2013 to 778,000 as of June 30, 2014. Revenues in the U.S. were further reduced by continued lower U.S healthcare utilization levels during the first half of 2014 compared to the comparable period in 2013 and by the impact of product returns in our INRatio business as a result of the recall initiated early in the second quarter of 2014, which adversely impacted revenues by $3.7 million. Net product sales of Alere Triage® meter-based products in the U.S. decreased by $1.8 million to $39.0 million during the six months ended June 30, 2014 from $40.9 million during the six months ended June 30, 2013. Revenues from international sales increased by $33.5 million to $571.0 million during the first half of 2014 from $537.5 million in the second half of 2013 due to continued strong performance in India and Africa, which together grew by approximately 26%, which was partially offset by a $4.8 million decrease in revenues from markets in Latin America as a result of a reduction in diabetes revenue in Brazil and a weak dengue season in the region. Excluding the impact of acquisitions, the decrease in net product sales from meter-based Triage products in the U.S., the impact of the decrease in flu-related sales during the comparable periods, and the decrease in organic revenues from our U.S. mail order diabetes business impacted by the reduction in CMS’ reimbursement, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately $19.9 million, or 2.0%, from the six months ended June 30, 2013 to the six months ended June 30, 2014. New products contributed favorably to our overall adjusted growth rate, with sales of our CD4 products increasing from $7.7 million in the first half of 2013 to 14.3 million in the first half of 2014 and Epoc sales increasing from $10.1 million to $13.7 million for the same periods.

Within our professional diagnostics business segment, net product sales and services revenue for our infectious disease business decreased by approximately $17.9 million, or 5%, to $329.7 million for the six months ended June 30, 2014, from $347.6 million for the six months ended June 30, 2013. The decrease was primarily due to a larger-than-expected reduction in U.S. healthcare utilization during the first half of 2014, as compared to the first half of 2013, and a $24.0 million decrease in our U.S. flu-related net product sales from $36.3 million during the six months ended June 30, 2013 to $12.3 million during the six months ended June 30, 2014, as discussed above. Net product sales and services revenue for our toxicology business increased by approximately $1.6 million, or 1%, to $316.6 million for the six months ended June 30, 2014, from $314.9 million for the six months ended June 30, 2013. Net product sales and services revenue for our cardiology business decreased by approximately $10.0 million, or 4%, to $223.4 million for the six months ended June 30, 2014, from $233.4 million for the six months ended June 30, 2013, primarily as a result of a decline in sales of our Alere INRatio2 PT/INR professional test strip in the U.S. due to a voluntary recall. Our diabetes business decreased by approximately $23.0 million, or 18%, to $101.9 million for the six months ended June 30, 2014, from $125.0 million for the six months ended June 30, 2013. This decrease was primarily the result of the decline in revenue attributable to the reduction in CMS’s reimbursement rates described above, which was partially offset by our recent acquisitions of the Medicare fee-for-service assets of Liberty Medical, or the Liberty business, and Simplex Healthcare, Inc., or Simplex, which contributed a combined net $28.8 million of the non-currency adjusted incremental revenues from our diabetes business. Included in the $101.9 million of revenue from our diabetes business for the six months ended June 30, 2014 was $65.3 million of mail order diabetes sales, compared to $89.4 million for the six months ended June 30, 2013.

Health Information Solutions

The following table summarizes our net product sales and services revenue from our health information solutions business segment by groups of similar products and services for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
Condition and case management	$48,527	$52,578	(8)%	$97,846	$106,704	(8)%
Wellness	23,534	27,230	(14)%	48,484	53,530	(9)%
Women’s and children’s health	24,324	29,256	(17)%	46,539	58,336	(20)%
Patient self-testing services	29,430	25,711	14%	56,614	50,412	12%

Health information solutions net product sales and services revenue	$125,815	$134,775	(7)%	$249,483	$268,982	(7)%

Our health information solutions net product sales and services revenue decreased by $9.0 million, or 7%, to $125.8 million for the three months ended June 30, 2014, from $134.8 million for the three months ended June 30, 2013, as a result of the challenging contracting season in the second half of 2013. Within our health information solutions business segment, net product sales and services revenues from our condition and case management, wellness and women’s and children’s health businesses each decreased during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, as we experienced customer terminations, lower state enrollments in wellness programs and lower revenue from homecare services in these businesses. Our patient self-testing services net product sales and services revenue increased approximately $3.7 million, or 14%, to $29.4 million for the three months ended June 30, 2014, from $25.7 million for the three months ended June 30, 2013, principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

Our health information solutions net product sales and services revenue decreased by $19.5 million, or 7%, to $249.5 million for the six months ended June 30, 2014, from $269.0 million for the six months ended June 30, 2013, as a result of the challenging contracting season in the second half of 2013. Within our health information solutions business segment, net product sales and services revenues from our condition and case management, wellness and women’s and children’s health businesses each decreased during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, as we experienced customer terminations, lower state enrollments in wellness programs and lower revenue from homecare services in these businesses. Our patient self-testing services net product sales and services revenue increased approximately $6.2 million, or 12%, to $56.6 million for the six months ended June 30, 2014, from $50.4 million for the six months ended June 30, 2013, principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment revenue increased by $2.7 million, or 11%, to $27.4 million for the three months ended June 30, 2014, from $24.7 million for the three months ended June 30, 2013. The increase in revenue primarily resulted from an increase in our manufacturing revenue associated with SPD, as SPD successfully launched the Clearblue Advanced Pregnancy Test with Weeks Estimator product in the U.S. during 2013.

Net product sales and services revenue from our consumer diagnostics business segment revenue increased by $6.8 million, or 14%, to $53.9 million for the six months ended June 30, 2014, from $47.1 million for the six months ended June 30, 2013. The increase in revenue primarily resulted from an increase in our manufacturing revenue associated with SPD, as SPD successfully launched the Clearblue Advanced Pregnancy Test with Weeks Estimator product in the U.S. during 2013.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue increased by approximately $1.7 million, or 36%, to $6.6 million for the three months ended June 30, 2014, from $4.9 million for the three months ended June 30, 2013. The increase in royalty revenue for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, is primarily a result of higher royalties earned under existing licensing agreements.

License and royalty revenue increased by approximately $2.9 million, or 32%, to $11.8 million for the six months ended June 30, 2014, from $8.9 million for the six months ended June 30, 2013. The increase in royalty revenue for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, is primarily a result of higher royalties earned under existing licensing agreements.

Gross Profit and Margin Percentage. Gross profit decreased by $44.6 million, or 12%, to $339.9 million for the three months ended June 30, 2014, from $384.5 million for the three months ended June 30, 2013. The decrease in gross profit during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was largely attributed to the decrease in net product sales and services revenue resulting from continued weakness in utilization in our professional diagnostics business segment, coupled with the impact of our recall of INRatio2 test strips and a recall of certain Alere Triage BNP Calibrators for Beckman Coulter Immunoassay Systems, or Triage BNP Calibrators, during the quarter, which included revenue and cost of sales charges totaling $7.5 million during the quarter ended June 30, 2014.

Gross profit decreased by $57.6 million, or 8%, to $691.2 million for the six months ended June 30, 2014, from $748.7 million for the six months ended June 30, 2013. The decrease in gross profit during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was largely attributed to the decrease in net product sales and services revenue principally resulting from weak U.S. influenza sales and a larger-than-expected reduction in U.S. healthcare utilization which primarily impacted our U.S. infectious disease revenue, as well as a continued weakness in utilization in our professional business, coupled with the impacts of a recall of INRatio2 test strips and a recall of certain Triage BNP Calibrators during the first half of 2014, which included revenue and cost of sales charges totaling $7.5 million during the six months ended June 30, 2014.

Cost of net revenue included amortization expense of $16.4 million and $17.1 million for the three months ended June 30, 2014 and 2013, respectively. Included in the cost of net revenue for the three months ended June 30, 2013 was a $0.7 million non-cash charge relating to the write-up of inventory to fair value in connection with our acquisition of Epocal. Reducing gross profit for the three months ended June 30, 2014 and 2013 was $0.3 million and $0.7 million, respectively, in restructuring charges.

Cost of net revenue included amortization expense of $33.1 million and $36.3 million for the six months ended June 30, 2014 and 2013, respectively, and $1.2 million of non-cash charges relating to the write-up of inventory to fair value in connection with certain acquisitions during the six months ended June 30, 2013. Reducing gross profit for the six months ended June 30, 2014 and 2013 was $1.2 million and $1.4 million, respectively, in restructuring charges.

Overall gross margin for the three and six months ended June 30, 2014 was 46% and 48%, respectively, compared to 50% for each of the three and six months ended June 30, 2013. The lower gross margin in the current period principally reflects reduced mail order diabetes reimbursement rates noted above, as well as revenue and cost of sales charges of approximately $7.5 million incurred in the quarter in connection with our recall of INRatio2 test strips and our recall of certain Triage BNP Calibrators.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue decreased by $46.7 million, or 12%, to $334.4 million for the three months ended June 30, 2014, from $381.1 million for the three months ended June 30, 2013. Gross profit from net product sales and services revenue decreased by $61.1 million, or 8%, to $682.0 million for the six months ended June 30, 2014, from $743.1 million for the six months ended June 30, 2013. Gross profit from net product sales and services revenue by business segment for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2014	2013		2014	2013
Professional diagnostics	$271,076	$314,864	(14)%	$558,867	$615,039	(9)%
Health information solutions	57,240	60,781	(6)%	112,194	118,131	(5)%
Consumer diagnostics	6,122	5,476	12%	10,943	9,900	11%

Gross profit from net product sales and services revenue	$334,438	$381,121	(12)%	$682,004	$743,070	(8)%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue decreased by $43.8 million, or 14%, to $271.1 million for the three months ended June 30, 2014, compared to $314.9 million for the three months ended June 30, 2013. The lower gross profit in the current period principally reflects a continued weakness in U.S. healthcare utilization in our professional diagnostics business coupled with the impact of a recall of our INRatio2 test strips during the three months ended June 30, 2014. Cost of professional diagnostics net product sales and services revenue during the three months ended June 30, 2013 included a non-cash charge of $0.7 million relating to the write-up of inventory to fair value in connection with certain acquisitions. Reducing gross profit during each of the three months ended June 30, 2014 and 2013 was $0.2 million in restructuring charges.

Gross profit from our professional diagnostics net product sales and services revenue decreased by $56.2 million, or 9%, to $558.9 million for the six months ended June 30, 2014, compared to $615.0 million for the six months ended June 30, 2013. The lower gross profit for the six months ended June 30, 2014 principally reflects the lower U.S. influenza sales and reduced mail order diabetes reimbursement rates. Cost of professional diagnostics net product sales and services revenue during the six months ended June 30, 2013 included a non-cash charge of $1.2 million relating to the write-up of inventory to fair value in connection with certain acquisitions. Reducing gross profit during the six months ended June 30, 2014 and 2013 was $1.1 million and $0.4 million, respectively, in restructuring charges.

Cost of professional diagnostics net product sales and services revenue included amortization expense of $15.1 million and $15.7 million during the three months ended June 30, 2014 and 2013, respectively. Cost of professional diagnostics net product sales and services revenue included amortization expense of $30.2 million and $33.1 million during the six months ended June 30, 2014 and 2013, respectively.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2014 was 47% and 49%, respectively, compared to 53% and 52% for the three and six months ended June 30, 2013, respectively. The lower gross margin in the current period principally reflects a continued weakness in U.S. healthcare utilization in our professional diagnostics business coupled with the impacts of a recall of INRatio2 test strips and our recall of certain Beckman Coulter Triage BNP Tests, the lower U.S. influenza sales during the first half of 2014 and reduced mail order diabetes reimbursement rates.

Health Information Solutions

Gross profit from our health information solutions net product sales and services revenue decreased by $3.5 million, or 6%, to $57.2 million for the three months ended June 30, 2014, compared to $60.8 million for the three months ended June 30, 2013. Reducing gross profit during the three months ended June 30, 2014 and 2013 was $0.1 million and $0.6 million in restructuring charges, respectively. Gross profit from our health information solutions net product sales and services revenue decreased by $5.9 million, or 5%, to $112.2 million for the six months ended June 30, 2014, compared to $118.1 million for the six months ended June 30, 2013. Reducing gross profit during the six months ended June 30, 2014 and 2013 was $0.1 million and $1.0 million in restructuring charges, respectively.

Cost of health information solutions net product sales and services revenue included amortization expense of $1.4 million and $1.2 million during the three months ended June 30, 2014 and 2013, respectively. Cost of health information solutions net product sales and services revenue included amortization expense of $2.8 million and $2.7 million during the six months ended June 30, 2014 and 2013, respectively.

As a percentage of our health information solutions net product sales and services revenue, gross margin for each of the three and six months ended June 30, 2014 was 45%, compared to 45% and 44% for the three and six months ended June 30, 2013, respectively. The one percentage point increase in gross margin was primarily due to operational efficiencies realized during the six months ended June 30, 2014 within the condition and case management business as a result of various restructuring plans.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue increased by $0.6 million, or 12%, to $6.1 million for the three months ended June 30, 2014, from $5.5 million for the three months ended June 30, 2013. Gross profit from our consumer diagnostics net product sales and services revenue increased by $1.0 million, or 11%, to $10.9 million for the six months ended June 30, 2014, compared to $9.9 million for the six months ended June 30, 2013. The increase in gross profit was primarily the result of an increase in manufacturing revenue, as discussed above.

Cost of consumer diagnostics net product sales and services revenue included amortization expense of $0.0 million and $0.2 million during the three months ended June 30, 2014 and 2013, respectively. Cost of consumer diagnostics net product sales and services revenue included amortization expense of $0.1 million and $0.5 million during the six months ended June 30, 2014 and 2013, respectively.

As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for the three and six months ended June 30, 2014 was 22% and 20%, respectively, compared to 22% and 21% for the three and six months ended June 30, 2013, respectively.

Research and Development Expense. Research and development expense was $37.4 million for the three months ended June 30, 2014, compared to $40.5 million for the three months ended June 30, 2013. Research and development expense during the three months ended June 30, 2014 and 2013 is reported net of grant funding of $2.3 million and $1.8 million, respectively, arising from the research and development funding relationship with the Bill and Melinda Gates Foundation that we entered into in February 2013. Included in research and development expense for the three months ended June 30, 2014 and 2013 were restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $3.0 million and $0.6 million, respectively. Amortization expense of $1.2 million was included in research and development expense for each of the three months ended June 30, 2014 and 2013.

Research and development expense was $76.1 million for the six months ended June 30, 2014, compared to $82.0 million for the six months ended June 30, 2013. Research and development expense during the six months ended June 30, 2014 and 2013 is reported net of grant funding of $4.5 million and $2.4 million, respectively, arising from our research and development funding relationship with the Bill and Melinda Gates Foundation. Included in research and development expense for the six months ended June 30, 2014 and 2013 were restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $3.0 million and $0.6 million, respectively. Amortization expense of $2.3 million and $2.5 million was included in research and development expense for the six months ended June 30, 2014 and 2013, respectively.

Research and development expense as a percentage of net revenue was 5% for each of the three and six months ended June 30, 2014 and 2013.

Sales and Marketing Expense. Sales and marketing expense decreased by $8.8 million, or 5%, to $150.7 million for the three months ended June 30, 2014, from $159.4 million for the three months ended June 30, 2013. The decrease was primarily driven by lower amortization expense related to customer relationship intangibles during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Amortization expense of $45.1 million and $57.3 million was included in sales and marketing expense for the three months ended June 30, 2014 and 2013, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $4.9 million and $0.2 million were included in sales and marketing expense for the three months ended June 30, 2014 and 2013, respectively.

Sales and marketing expense decreased by $18.2 million, or 6%, to $297.7 million for the six months ended June 30, 2014, from $315.9 million for the six months ended June 30, 2013. The decrease in sales and marketing expense was primarily driven by lower amortization expense related to customer relationship intangibles during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Amortization expense of $90.1 million and $110.9 million was included in sales and marketing expense for the six months ended June 30, 2014 and 2013, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling approximately $6.4 million and $1.3 million were included in sales and marketing expense for the six months ended June 30, 2014 and 2013, respectively.

Sales and marketing expense as a percentage of net revenue was 20% for each of the three and six months ended June 30, 2014, compared to 21% for each of the three and six months ended June 30, 2013, respectively.

General and Administrative Expense. General and administrative expense increased by approximately $19.8 million, or 14%, to $159.9 million for the three months ended June 30, 2014, from $140.2 million for the three months ended June 30, 2013. The increase was primarily attributable to the inclusion in general and administrative expense for the three months ended June 30, 2014 of $11.6 million of costs associated with potential business dispositions, $11.5 million of adjustments for contingent consideration, a $1.2 million increase in restructuring plans to integrate our newly-acquired businesses, as well as a $0.1 million increase in amortization expense, which were partially offset by a $0.3 million decrease in acquisition-related costs in the three months ended June 30, 2014.

General and administrative expense increased by approximately $23.5 million, or 9%, to $299.5 million for the six months ended June 30, 2014, from $276.0 million for the six months ended June 30, 2013. The increase was primarily attributable to the inclusion in general and administrative expense for the six months ended June 30, 2014 of $14.6 million of costs associated with potential business dispositions, $5.0 million of adjustments for contingent consideration, a $3.7 million increase in restructuring plans to integrate our newly-acquired businesses, as well as a $1.9 million increase in amortization expense, which were partially offset by a $0.9 million decrease in acquisition-related costs in the six months ended June 30, 2014.

General and administrative expense as a percentage of net revenue was 22% and 21% for the three and six months ended June 30, 2014, respectively, compared to 18% for each of the three and six months ended June 30, 2013.

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense decreased by $40.3 million, or 44%, to $52.2 million for the three months ended June 30, 2014, from $92.5 million for the three months ended June 30, 2013. The decrease is principally due to a $35.6 million loss recorded in connection with the repurchase of our 9% senior subordinated notes during the three months ended June 30, 2013. Also contributing to the decrease was the lower interest rate associated with our 6.5% senior subordinated notes issued in May 2013, compared to the interest rate associated with our 9% senior subordinated notes which we redeemed in the second quarter of 2013.

Interest expense decreased by $45.7 million, or 30%, to $104.2 million for the six months ended June 30, 2014, from $149.9 million for the six months ended June 30, 2013. The decrease is principally due to a $35.6 million loss recorded in connection with the repurchase of our 9% senior subordinated notes during the six months ended June 30, 2013. Also contributing to the decrease was the lower interest rate associated with our 6.5% senior subordinated notes issued in May 2013, compared to the interest rate associated with our 9% senior subordinated notes which we redeemed in the second quarter of 2013.

Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Interest income (expense), net	$472	$780	$(308)	$856	$1,803	$(947)
Foreign exchange gains (losses), net	2,165	926	1,239	7,432	459	6,973
Other	(18)	(643)	625	(947)	(1,669)	722

Total other income (expense), net	$2,619	$1,063	$1,556	$7,341	$593	$6,748

Other expense of $0.9 million for the six months ended June 30, 2014 included a $1.5 million reversal of a legal settlement accrual, offset by a $1.8 million write-down on a receivable and $1.3 million in losses on disposals of fixed assets.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes changed by $24.5 million to a $(6.6) million benefit for the three months ended June 30, 2014, as compared to a $17.9 million provision for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014 and 2013 was (11.3)% and 38.0%, respectively. Our effective tax rate is based on projected income (loss), and can change based on projected results and the geographic mix of income (loss). The change in the effective tax rate for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily a result of the following: (i) our forecasted jurisdictional mix of income (loss), (ii) bargain purchase gain recognized for the three months ended June 30, 2013, and (iii) loss entity valuation allowance changes.

The benefit for income taxes changed by $2.5 million to a $(16.5) million benefit for the six months ended June 30, 2014, from a $(19.0) million benefit for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 and 2013 was (20.7)% and (25.6)%, respectively. Our effective tax rate is based on projected income (loss) and can change based on projected results and the geographic mix of income (loss). The change in the effective tax rate for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily a result of the following: (i) our forecasted jurisdictional mix of income (loss), (ii) losses on contingent consideration fair value adjustments not deductible for tax, (iii) loss entity valuation allowance changes, and (iv) deemed dividends from foreign investments.

Equity Earnings of Unconsolidated Entities, Net of Tax. Equity earnings of unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings (losses) of unconsolidated entities, net of tax for the three and six months ended June 30, 2014 reflects the following: (i) our 50% interest in SPD in the amount of $1.8 million and $6.9 million, respectively, (ii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $(0.1) million and $0.1 million, respectively, and (iii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.4 million and $0.7 million, respectively. Equity earnings (losses) of unconsolidated entities, net of tax for the three and six months ended June 30, 2013 reflects the following: (i) our 50% interest in SPD in the amount of $4.2 million and $6.7 million, respectively, (ii) our 40% interest Vedalab in the amount of $(0.1) million and $0.1 million, respectively, and (iii) our 49% interest in TechLab in the amount of $0.5 million and $0.8 million, respectively.

Net Loss Available to Common Stockholders. For the three months ended June 30, 2014, we generated a net loss available to common stockholders of $55.0 million, or $0.67 per basic and diluted common share. For the three months ended June 30, 2013, we generated a net loss available to common stockholders of $65.9 million, or $0.81 per basic and diluted common share. Net loss available to common stockholders reflects $5.3 million of preferred stock dividends paid during each of the three-month periods ended June 30, 2014 and 2013. For the six months ended June 30, 2014, we generated a net loss available to common stockholders of $66.4 million, or $0.81 per basic and diluted common share. For the six months ended June 30, 2013, we generated a net loss available to common stockholders of $58.7 million, or $0.72 per basic and diluted common share. Net loss available to common stockholders reflects $10.6 million of preferred stock dividends paid during each of the six-month periods ended June 30, 2014 and 2013. See Note 6 of the accompanying Consolidated Financial Statements for the calculation of net loss per common share.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short- and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. Additionally, we remain engaged in discussions concerning divestitures, and we expect that as we complete divestitures we will use net proceeds to reduce our outstanding debt. As of June 30, 2014, we had $398.8 million of cash and cash equivalents, of which $108.3 million was held by domestic subsidiaries and $290.5 million was held by foreign entities. We do not plan to repatriate cash held by foreign entities due to adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities.

We may also utilize our secured credit facility or other new sources of financing to fund a portion of our capital needs and other commitments, including our contractual contingent consideration obligations and future acquisitions. As of June 30, 2014, we had outstanding borrowings totaling $170.0 million under the $250.0 million revolving line of credit under our secured credit facility, leaving $80.0 million available to us for additional borrowings. The terms and conditions of our outstanding debt instruments also contain covenants which expressly restrict our ability to incur additional indebtedness and conduct other financings. As of June 30, 2014, we had $3.8 billion in outstanding indebtedness comprised of $2.3 billion under our secured credit facility, including borrowings under our revolving line of credit, $450.0 million of 7.25% senior notes due 2018, $400.0 million of 8.625% senior subordinated notes due 2018, $425.0 million of 6.5% senior subordinated notes due 2020, and $150.0 million of 3% convertible senior subordinated notes due 2016. In February 2013, we redeemed the $1.8 million outstanding principal amount of our 7.875% senior notes pursuant to our optional redemption right under the indenture under which the 7.875% senior notes were issued.

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

	Six Months Ended June 30,
Cash Flow Summary (in thousands)	2014	2013
Net cash provided by operating activities	$125,167	$98,759
Net cash used in investing activities	(51,173)	(205,196)
Net cash provided by (used in) financing activities	(38,750)	103,386
Foreign exchange effect on cash and cash equivalents	1,650	(4,748)

Net increase (decrease) in cash and cash equivalents	36,894	(7,799)
Cash and cash equivalents, beginning of period	361,908	328,346

Cash and cash equivalents, end of period	$398,802	$320,547

Summary of Changes in Cash Position

As of June 30, 2014, we had cash and cash equivalents of $398.8 million, a $36.9 million increase from December 31, 2013. Our primary sources of cash during the six months ended June 30, 2014 included $125.2 million generated by our operating activities, $21.1 million of cash received from common stock issuances under employee stock option and stock purchase plans, $5.5 million received from dispositions, and $1.0 million from decrease in other assets. Our primary uses of cash during the six months ended June 30, 2014 were $54.4 million of capital expenditures, $32.2 million related to the repayment of long-term debt obligations, $15.8 million related to payments of acquisition-related contingent consideration obligations, $10.6 million for cash dividends paid on our Series B Preferred Stock, a $3.9 million increase in our restricted cash balance and $3.5 million for principal payments on our capital lease obligations. Fluctuations in foreign currencies favorably impacted our cash balance by $1.7 million during the six months ended June 30, 2014.

As of June 30, 2013, we had cash and cash equivalents of $320.5 million, a $7.8 million decrease from December 31, 2012. Our primary sources of cash during the six months ended June 30, 2013 included $98.8 million generated by our operating activities, $435.5 million of net proceeds received in connection with long-term debt issuances, which included $425.0 million of gross proceeds received in connection with the issuance of our 6.5% senior subordinated notes, $166.5 million of net proceeds under various revolving credit facilities, which included $190.0 million borrowed against our secured credit facility revolving line-of-credit, $10.6 million return of capital related to an equity investment, $7.8 million of cash received from common stock issuances under employee stock option and stock purchase plans, $4.6 million in proceeds from the sale of property and equipment and a $17.0 million decrease related to other assets. Our primary uses of cash during the six months ended June 30, 2013 were $437.8 million of cash payments on long-term debt, which included $400.0 million of cash payments related to the repurchase of our 9% senior subordinated notes, $166.0 million net cash paid for acquisitions, $64.6 million of capital expenditures, $26.6 million related to payments of acquisition-related contingent consideration obligations, $19.0 million related to tender offer consideration and call premium incurred in connection with the repurchase of our 9% senior subordinated notes, $10.6 million for cash dividends paid on our Series B Preferred Stock, $9.0 million related to the payment of debt-related financing costs and $3.5 million for payment of capital lease obligations. Fluctuations in foreign currencies negatively impacted our cash balance by $4.7 million during the six months ended June 30, 2013.

Cash Flows from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2014 was $125.2 million, which resulted from a net loss of $55.7 million, $159.8 million of non-cash items and $21.1 million of cash provided by changes in net working capital requirements during the period. The $159.8 million of non-cash items included, among other items, $196.0 million related to depreciation and amortization, $8.1 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $4.6 million related to non-cash stock-based compensation, and a $4.3 million loss on the disposition of fixed assets, partially offset by a $42.3 million decrease related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, $7.4 million in equity earnings of unconsolidated entities, net of tax, and $5.5 million related to other non-cash items.

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

Cash Flows from Investing Activities

Our investing activities during the six months ended June 30, 2014 utilized $51.2 million of cash, including $54.4 million of capital expenditures and a $3.9 million increase in our restricted cash balance, partially offset by $5.5 million of cash received from dispositions, a $1.0 million decrease in other assets and $0.5 million of proceeds from sale of property, plant and equipment, and $0.2 million cash received from investments.

Our investing activities during the six months ended June 30, 2013 utilized $205.2 million of cash, including $166.0 million net cash paid for acquisitions, $64.6 million of capital expenditures and an increase in our restricted cash balance of $6.8 million which was principally driven by $7.9 million of cash received from the Bill and Melinda Gates Foundation, partially offset by a $10.6 million return of capital related to an equity investment, a $17.0 million decrease in other assets and $4.6 million of proceeds received from the sale of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2014 was $38.8 million. Financing activities during the six months ended June 30, 2014 primarily included approximately $32.2 million for the payment of long-term debt obligations, $15.8 million for payments of acquisition-related contingent consideration obligations, $10.6 million for dividend payments related to our Series B preferred stock, and $3.5 million for payment of capital lease obligations. We received approximately $21.1 million of cash from common stock issuances under employee stock option and stock purchase plans, $0.9 million from long-term debt borrowings and $0.8 million from short-term debt borrowings.

Net cash provided by financing activities during the six months ended June 30, 2013 was $103.4 million. Financing activities providing cash during the six months ended June 30, 2013 primarily included $435.5 million of net proceeds received in connection with long-term debt issuances, which included $425.0 million of gross proceeds received in connection with the issuance of our 6.5% senior subordinated notes, $166.5 million of net proceeds under various revolving credit facilities, which included $190.0 million borrowed against our secured credit facility revolving line-of-credit, and $7.8 million of cash received from common stock issuances under employee stock option and stock purchase plans. We utilized $437.8 million of cash for payments on long-term debt, which included $400.0 million of cash payments related to the repurchase of our 9% senior subordinated notes, $26.6 million for payments of acquisition-related contingent consideration obligations, $19.0 million related to tender offer consideration and call premium incurred in connection with the repurchase of our 9% senior subordinated notes, $10.6 million for dividend payments related to our Series B preferred stock, $9.0 million related to the payment of debt-related financing costs and $3.5 million for payment of capital lease obligations.

As of June 30, 2014, we had an aggregate of $19.6 million in outstanding capital lease obligations which are payable through 2019.

Income Taxes

As of December 31, 2013, we had approximately $87.4 million of U.S. federal net operating loss, or NOL, and capital loss carryforwards, approximately $998.8 million of state NOL carryforwards and $254.7 million of foreign NOL and capital loss carryforwards, which either expire on various dates through 2033 or can be carried forward indefinitely. As of December 31, 2013, we had approximately $70.4 million of federal and state research and development, foreign tax and alternative minimum tax credits which either expire on various dates through 2033 or can be carried forward indefinitely. These loss and credit carryforwards may be available to reduce future federal, state and foreign taxable income, if any, and are subject to review and possible adjustment by the appropriate tax authorities when utilized.

Furthermore, all U.S. federal losses and credits are subject to the limitations imposed by Sections 382 and 383 of the Internal Revenue Code, and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Sections 382 and 383 impose an annual limitation on the use of these losses or credits to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate.

We have recorded a valuation allowance against a portion of the deferred tax assets related to our NOLs, capital loss and other credits as well as certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2014.

Contractual Obligations

As of June 30, 2014, our contractual obligations have not changed significantly since December 31, 2013, as presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.

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

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our interim Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including the interim CEO and CFO, concluded that our disclosure controls and procedures were effective at that time. We and our management understand nonetheless that controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. In reaching their conclusions stated above regarding the effectiveness of our disclosure controls and procedures, our interim CEO and CFO concluded that such disclosure controls and procedures were effective as of such date at the “reasonable assurance” level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description

4.1	Seventeenth Supplemental Indenture dated as of June 5, 2014, amending and supplementing the fifteenth supplemental indenture dated as of December 11, 2012, pursuant to which the 7.250% Notes were issued, among Alere Inc., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed with the SEC on June 5, 2014).

4.2	Seventeenth Supplemental Indenture dated as of June 5, 2014, amending and supplementing the ninth supplemental indenture dated as of September 21, 2010 pursuant to which the 8.625% Notes were issued, among Alere Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed with the SEC on June 5, 2014)

4.3	Eighteenth Supplemental Indenture dated as of June 5, 2014, amending and supplementing the sixteenth supplemental indenture dated as of May 24, 2013 pursuant to which the 6.500% Notes were issued, among Alere Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed with the SEC on June 5, 2014)

*10.1	Fifth Amendment to Credit Agreement dated as of May 30, 2014 among Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto and General Electric Capital Corporation, as Administrative Agent

*10.2	Summary of Arrangement with Chairman of the Board Regarding Expense Reimbursement

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three Months Ended June 30, 2014 and 2013, (b) our Consolidated Statements of Comprehensive Loss for the Three Months Ended June 30, 2014 and 2013, (c) our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (d) our Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: August 6, 2014	/s/ Carla R. Flakne
Carla R. Flakne
Chief Accounting Officer and an authorized officer