Form 10-Q
period 2014-09-30
ALERE INC.
filed 2014-11-07
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of November 5, 2014 was 83,556,390.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended September 30, 2014

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

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net product sales	$509,276	$509,038	$1,508,145	$1,538,876
Services revenue	222,788	240,098	665,680	703,344

Net product sales and services revenue	732,064	749,136	2,173,825	2,242,220
License and royalty revenue	4,182	4,184	15,999	13,113

Net revenue	736,246	753,320	2,189,824	2,255,333

Cost of net product sales	274,046	258,234	794,619	764,501
Cost of services revenue	118,105	123,760	355,538	367,081

Cost of net product sales and services revenue	392,151	381,994	1,150,157	1,131,582
Cost of license and royalty revenue	1,236	2,009	3,900	5,264

Cost of net revenue	393,387	384,003	1,154,057	1,136,846

Gross profit	342,859	369,317	1,035,767	1,118,487
Operating expenses:
Research and development	38,726	40,498	114,855	120,860
Sales and marketing	136,336	158,678	432,527	472,921
General and administrative	130,185	138,672	424,998	409,606
Loss on disposition	—	5,885	638	5,885

Operating income	37,612	25,584	62,749	109,215
Interest expense, including amortization of original issue discounts and deferred financing costs	(52,481)	(53,420)	(156,678)	(203,272)
Other income (expense), net	(8,260)	(8,868)	(886)	(8,260)

Loss from continuing operations before provision (benefit) for income taxes	(23,129)	(36,704)	(94,815)	(102,317)
Provision (benefit) for income taxes	76,648	(15,085)	63,109	(30,673)

Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	(99,777)	(21,619)	(157,924)	(71,644)
Equity earnings of unconsolidated entities, net of tax	6,277	5,753	13,716	13,238

Loss from continuing operations	(93,500)	(15,866)	(144,208)	(58,406)
Income (loss) from discontinued operations, net of tax	7,045	(3,223)	2,047	(8,560)

Net loss	(86,455)	(19,089)	(142,161)	(66,966)
Less: Net income (loss) attributable to non-controlling interests	(306)	359	(136)	601

Net loss attributable to Alere Inc. and Subsidiaries	(86,149)	(19,448)	(142,025)	(67,567)
Preferred stock dividends	(5,367)	(5,367)	(15,926)	(15,926)

Net loss available to common stockholders	$(91,516)	$(24,815)	$(157,951)	$(83,493)

Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries:
Loss from continuing operations	$(1.19)	$(0.26)	$(1.93)	$(0.92)
Income (loss) from discontinued operations	0.09	(0.04)	0.02	(0.11)

Net loss per common share	$(1.10)	$(0.30)	$(1.91)	$(1.03)

Weighted-average shares—basic and diluted	83,115	81,735	82,719	81,417

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(86,455)	$(19,089)	$(142,161)	$(66,966)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(96,425)	67,268	(69,950)	(42,515)
Unrealized losses on available for sale securities	—	—	(17)	—
Unrealized gains on hedging instruments	7	20	21	31
Minimum pension liability adjustment	481	(369)	468	335

Other comprehensive income (loss), before tax	(95,937)	66,919	(69,478)	(42,149)
Income tax provision (benefit) related to items of other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(95,937)	66,919	(69,478)	(42,149)

Comprehensive income (loss)	(182,392)	47,830	(211,639)	(109,115)
Less: Comprehensive income (loss) attributable to non-controlling interests	(306)	359	(136)	601

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(182,086)	$47,471	$(211,503)	$(109,716)

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$444,853	$361,626
Restricted cash	38,156	6,273
Marketable securities	794	858
Accounts receivable, net of allowances of $81,785 and $76,587 at September 30, 2014 and December 31, 2013, respectively	517,434	547,860
Inventories, net	362,102	364,185
Deferred tax assets	33,551	60,689
Prepaid expenses and other current assets	128,126	129,326
Assets held for sale	2,143	19,052

Total current assets	1,527,159	1,489,869
Property, plant and equipment, net	526,922	543,877
Goodwill	3,067,110	3,093,691
Other intangible assets with indefinite lives	46,831	56,702
Finite-lived intangible assets, net	1,465,561	1,668,443
Restricted cash	—	29,370
Deferred financing costs, net, and other non-current assets	74,123	84,073
Investments in unconsolidated entities	91,175	86,830
Deferred tax assets	7,404	7,959
Non-current income tax receivable	2,336	—

Total assets	$6,808,621	$7,060,814

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$88,042	$49,112
Current portion of capital lease obligations	4,995	6,855
Accounts payable	216,748	186,818
Accrued expenses and other current liabilities	404,915	427,809
Liabilities related to assets held for sale	2,186	28,327

Total current liabilities	716,886	698,921

Long-term liabilities:
Long-term debt, net of current portion	3,683,614	3,772,788
Capital lease obligations, net of current portion	12,824	14,407
Deferred tax liabilities	310,330	329,249
Other long-term liabilities	192,686	162,601

Total long-term liabilities	4,199,454	4,279,045

Commitments and contingencies (Note 16)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at September 30, 2014 and December 31, 2013); Authorized: 2,300 shares; Issued: 2,065 shares at September 30, 2014 and December 31, 2013; Outstanding: 1,774 shares at September 30, 2014 and December 31, 2013	606,468	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 90,964 shares at September 30, 2014 and 89,666 shares at December 31, 2013; Outstanding: 83,285 shares at September 30, 2014 and 81,987 shares at December 31, 2013	91	90
Additional paid-in capital	3,340,239	3,319,168
Accumulated deficit	(1,778,252)	(1,636,227)
Treasury stock, at cost, 7,679 shares at September 30, 2014 and December 31, 2013	(184,971)	(184,971)
Accumulated other comprehensive loss	(96,040)	(26,562)

Total stockholders’ equity	1,887,535	2,077,966
Non-controlling interests	4,746	4,882

Total equity	1,892,281	2,082,848

Total liabilities and equity	$6,808,621	$7,060,814

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(142,161)	$(66,966)
Income (loss) from discontinued operations, net of tax	2,047	(8,560)

Loss from continuing operations	(144,208)	(58,406)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	12,167	14,088
Depreciation and amortization	290,756	325,632
Non-cash charges for sale of inventories revalued at the date of acquisition	—	1,880
Non-cash stock-based compensation expense	7,751	14,462
Tax benefit related to discontinued operations retained by Alere Inc.	9,594	5,480
Impairment of inventory	1,536	243
Impairment of long-lived assets	7,182	4,101
Loss on disposition of fixed assets	5,926	1,849
Equity earnings of unconsolidated entities, net of tax	(13,716)	(13,238)
Deferred income taxes	440	(73,470)
Loss on extinguishment of debt	—	35,603
Loss on disposition	638	5,885
Bargain purchase gain	—	(5,707)
Other non-cash items	2,826	6,674
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	20,388	(56,894)
Inventories, net	(30,489)	(72,727)
Prepaid expenses and other current assets	(4,847)	(9,166)
Accounts payable	38,324	15,950
Accrued expenses and other current liabilities	12,843	44,420
Other non-current liabilities	33,405	(7,909)
Cash paid for contingent consideration	(21,078)	(9,066)

Net cash provided by continuing operations	229,438	169,684
Net cash used in discontinued operations	(12,543)	(10,579)

Net cash provided by operating activities	216,895	159,105

Cash Flows from Investing Activities:
Increase in restricted cash	(2,987)	(33,881)
Purchases of property, plant and equipment	(80,456)	(89,955)
Proceeds from sale of property, plant and equipment	1,167	5,831
Cash received from disposition	5,454	32,000
Cash paid for business acquisitions, net of cash acquired	(75)	(166,196)
Cash received from investments	198	11,262
Proceeds from sale of equity investment	9,526	—
Cash received from sales of marketable securities	47	—
Decrease in other assets	1,189	21,453

Net cash used in continuing operations	(65,937)	(219,486)
Net cash used in discontinued operations	(3,315)	(3,162)

Net cash used in investing activities	(69,252)	(222,648)

Cash Flows from Financing Activities:
Cash paid for financing costs	(5)	(9,798)
Cash paid for contingent purchase price consideration	(23,608)	(27,496)
Proceeds from issuance of common stock, net of issuance costs	35,593	17,555
Proceeds from issuance of long-term debt	981	460,141
Payments on long-term debt	(48,071)	(455,157)
Proceeds from issuance of short-term debt	806	25
Net proceeds under revolving credit facilities	498	138,768
Cash paid for dividends	(15,970)	(15,970)
Excess tax benefits on exercised stock options	415	434
Principal payments on capital lease obligations	(5,305)	(5,341)
Other	—	(18,953)

Net cash provided by (used in) continuing operations	(54,666)	84,208
Net cash used in discontinued operations	(579)	—

Net cash provided by (used in) financing activities	(55,245)	84,208

Foreign exchange effect on cash and cash equivalents	(9,445)	4,982

Net increase in cash and cash equivalents	82,953	25,647
Cash and cash equivalents, beginning of period	361,908	328,346

Cash and cash equivalents, end of period	444,861	353,993
Less: Cash and cash equivalents of discontinued operations, end of period	8	1

Cash and cash equivalents of continuing operations, end of period	$444,853	$353,992

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

During the three and nine months ended September 30, 2014, we recorded net after-tax expense charges of $1.4 million and $2.7 million, respectively, to correct prior period items. A net after-tax charge of $2.8 million related to the fair value of the MedApps Holding Company, Inc., or MedApps, contingent consideration obligations recorded during the three months ended March 31, 2014 is included in the nine-month charge. We consider the adjustments to be immaterial to both the prior period and the current period financial statements.

Certain amounts presented may not recalculate directly, due to rounding.

(2) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2014, our cash equivalents consisted of money market funds.

(3) Restricted Cash

We had restricted cash of $38.2 million and $35.6 million as of September 30, 2014 and December 31, 2013, respectively. As of December 31, 2013, $29.4 million was classified as non-current on our Consolidated Balance Sheet, as it secures a foreign bank loan arrangement that we entered into during the third quarter of 2013 and, under the terms of the loan agreement, is required to remain on deposit for two years.

(4) Inventories, Net

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$126,265	$118,571
Work-in-process	74,914	79,559
Finished goods	160,923	166,055

	$362,102	$364,185

(5) Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of net revenue	$291	$287	$863	$797
Research and development	280	1,111	(340)	2,641
Sales and marketing	920	975	2,778	2,597
General and administrative	1,678	3,289	4,450	8,427

	3,169	5,662	7,751	14,462
Benefit for income taxes	(878)	(1,511)	(2,001)	(2,869)

	$2,291	$4,151	$5,750	$11,593

In connection with the departure of three of our senior executives, we recorded a reversal of stock-based compensation expense in the amount of $5.6 million during the second quarter of 2014, relating to the impact on their prior stock option awards upon their resignations. Of the $5.6 million reversal, $2.2 million was recorded through research and development and $3.4 million through general and administrative.

(6) Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted net loss per common share:
Numerator:
Loss from continuing operations	$(93,500)	$(15,866)	$(144,208)	$(58,406)
Preferred stock dividends	(5,367)	(5,367)	(15,926)	(15,926)

Loss from continuing operations attributable to common shares	(98,867)	(21,233)	(160,134)	(74,332)
Less: Net income (loss) attributable to non-controlling interest	(306)	359	(136)	601

Loss from continuing operations attributable to Alere Inc. and Subsidiaries	(98,561)	(21,592)	(159,998)	(74,933)
Income (loss) from discontinued operations	7,045	(3,223)	2,047	(8,560)

Net loss available to common stockholders	$(91,516)	$(24,815)	$(157,951)	$(83,493)

Denominator:
Weighted-average common shares outstanding—basic and diluted	83,115	81,735	82,719	81,417

Basic and diluted net loss per common share:
Loss from continuing operations attributable to Alere Inc. and Subsidiaries	$(1.19)	$(0.26)	$(1.93)	$(0.92)
Income (loss) from discontinued operations	0.09	(0.04)	0.02	(0.11)

Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries	$(1.10)	$(0.30)	$(1.91)	$(1.03)

The following potential dilutive securities were not included in the calculation of diluted net loss per common share for our continuing operations because the inclusion thereof would be antidilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Denominator:
Options to purchase shares of common stock	7,687	10,239	7,687	10,239
Warrants	4	4	4	4
Conversion shares related to 3% convertible senior subordinated notes	3,411	3,411	3,411	3,411
Conversion shares related to subordinated convertible promissory notes	27	27	27	27
Conversion shares related to Series B convertible preferred stock	10,239	10,239	10,239	10,239

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	21,368	23,920	21,368	23,920

(7) Stockholders’ Equity and Non-controlling Interests

(a) Preferred Stock

For each of the three and nine months ended September 30, 2014 and 2013 Series B preferred stock dividends amounted to $5.3 million and $15.9 million, respectively, which reduced earnings available to common stockholders for purposes of calculating net loss per common share for each of the respective periods. As of September 30, 2014, $5.3 million of Series B preferred stock dividends was accrued. As of October 15, 2014, payments have been made covering all dividend periods through September 30, 2014.

The Series B preferred stock dividends for the three and nine months ended September 30, 2014 and 2013 were paid in cash.

(b) Changes in Stockholders’ Equity and Non-controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the nine months ended September 30, 2014 and 2013 is provided below (in thousands):

	Nine Months Ended September 30,
	2014			2013
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$2,077,966	$4,882	$2,082,848	$2,180,422	$2,282	$2,182,704
Issuance of common stock under employee compensation plans	35,593	—	35,593	17,555	—	17,555
Preferred stock dividends	(15,970)	—	(15,970)	(15,970)	—	(15,970)
Stock-based compensation expense	7,751	—	7,751	14,462	—	14,462
Excess tax benefits on exercised stock options	(6,302)	—	(6,302)	(1,283)	—	(1,283)
Non-controlling interest from acquisition	—	—	—	—	1,788	1,788
Net income (loss)	(142,025)	(136)	(142,161)	(67,567)	601	(66,966)
Total other comprehensive loss	(69,478)	—	(69,478)	(42,149)	—	(42,149)

Equity, end of period	$1,887,535	$4,746	$1,892,281	$2,085,470	$4,671	$2,090,141

(8) Business Combinations

Acquisitions are accounted for using the acquisition method and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. During the three and nine months ended September 30, 2014, we expensed acquisition-related costs of $0.3 million and $0.7 million, respectively, in general and administrative expense. During the three and nine months ended September 30, 2013, we expensed acquisition-related costs of $0.5 million and $1.8 million, respectively, in general and administrative expense.

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

Our consolidated statement of operations for the three and nine months ended September 30, 2014 included revenue totaling approximately $5.8 million and $41.2 million, respectively, related to these businesses. Goodwill has been recognized in the Mega Medika, Alere Health Services, Pantech, and Simplex acquisitions and amounted to approximately $2.4 million. The goodwill related to the Mega Medika and Simplex acquisitions is deductible for tax purposes, but the goodwill related to the Pantech and Alere Health Services acquisitions is not.

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

A summary of the fair values of the net assets acquired for the acquisitions consummated in 2013 is as follows (in thousands):

	Epocal	Other	Total
Current assets(1)	$12,535	$13,623	$26,158
Property, plant and equipment	1,267	1,731	2,998
Goodwill	100,419	2,447	102,866
Intangible assets	164,400	51,180	215,580
Other non-current assets	18,158	29	18,187

Total assets acquired	296,779	69,010	365,789

Current liabilities	2,701	5,398	8,099
Non-current liabilities	45,542	6,062	51,604

Total liabilities assumed	48,243	11,460	59,703

Net assets acquired	248,536	57,550	306,086
Less:
Contingent consideration	75,000	1,264	76,264
Settlement of pre-existing arrangements	22,088	17,500	39,588
Non-controlling interest	—	1,774	1,774
Bargain purchase gain	—	8,023	8,023
Deferred purchase price consideration	—	768	768

Cash paid	$151,448	$28,221	$179,669

(1)	Includes approximately $3.3 million of acquired cash.

The following are the intangible assets acquired in 2013 and their respective fair values and weighted-average useful lives (dollars in thousands):

	Epocal	Other	Total	Weighted- average Useful Life
Core technology and patents	$119,700	$—	$119,700	20.0 years
Software	—	2,154	2,154	5.7 years
Trademarks and trade names	20,500	80	20,580	19.1 years
License agreements	—	620	620	1.5 years
Customer relationships	—	42,510	42,510	11.5 years
Other	—	5,816	5,816	3.0 years
In-process research and development	24,200	—	24,200	N/A

Total intangible assets	$164,400	$51,180	$215,580

(9) Restructuring Plans

The following table sets forth aggregate restructuring charges recorded in our Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Caption	2014	2013	2014	2013
Cost of net revenue	$5,654	$3,556	$6,821	$4,908
Research and development	5,457	1,100	8,488	1,745
Sales and marketing	1,019	218	7,427	1,476
General and administrative	5,597	2,820	18,036	11,501

Total operating expenses	17,727	7,694	40,772	19,630
Interest expense, including amortization of original issue discounts and deferred financing costs	142	111	375	228

Total charges	$17,869	$7,805	$41,147	$19,858

(a) 2014 Restructuring Plans

In 2014, management developed world-wide cost reduction efforts to reduce costs and improve operational efficiencies within our professional diagnostics, health information solutions and corporate and other business segments, primarily impacting our U.S. sales force, our global information technology group, our global research and development group and certain businesses in Europe and Asia. The following table summarizes the restructuring activities related to our 2014 restructuring plans for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014
	Professional Diagnostics	Health Information Solutions	Corporate and Other	Total
Severance-related costs	$5,833	$225	$199	$6,257
Facility and transition costs	1,713	—	2,979	4,692

Cash charges	7,546	225	3,178	10,949
Fixed asset and inventory impairments	6,322	314	—	6,636

Total charges	$13,868	$539	$3,178	$17,585

	Nine Months Ended September 30, 2014
	Professional Diagnostics	Health Information Solutions	Corporate and Other	Total
Severance-related costs	$17,748	$1,150	$2,399	$21,297
Facility and transition costs	1,894	—	4,929	6,823

Cash charges	19,642	1,150	7,328	28,120
Fixed asset and inventory impairments	8,402	314	—	8,716

Total charges	$28,044	$1,464	$7,328	$36,836

We anticipate incurring approximately $5.2 million and $6.0 million in additional costs under our 2014 restructuring plans related to our professional diagnostics and corporate and other business segments, respectively, primarily in the U.S. and Europe. We do not anticipate incurring additional costs under our existing 2014 restructuring plan relating to our health information solutions segment. We may develop additional plans over the remainder of 2014. As of September 30, 2014, $8.4 million in severance and transition costs arising under our 2014 restructuring plans remain unpaid.

(b) 2013 Restructuring Plans

In 2013, management developed cost reduction efforts within our professional diagnostics business segment, impacting businesses in our U.S., Europe and Asia Pacific regions. Additionally, management took steps to improve efficiencies within our health information solutions business segment, including winding down a small portion of this business, which resulted in charges associated with the impairment of related fixed and intangible assets. The following tables summarize the restructuring activities in our professional diagnostics and health information solutions business segments related to our 2013 restructuring plans for the three and nine months ended September 30, 2014 and 2013 and since inception (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception
Professional Diagnostics	2014	2013	2014	2013
Severance-related costs	$55	$3,876	$893	$5,960	$8,019
Facility and transition costs	96	1,107	312	1,457	2,893

Cash charges	151	4,983	1,205	7,417	10,912
Fixed asset and inventory impairments	—	470	—	470	743

Total charges	$151	$5,453	$1,205	$7,887	$11,655

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception
Health Information Solutions	2014	2013	2014	2013
Severance-related costs	$—	$1,340	$89	$1,398	$3,356
Facility and transition costs	85	327	3,120	568	6,075
Other exit costs	95	2	180	2	197

Cash charges	180	1,669	3,389	1,968	9,628
Fixed asset and inventory impairments	—	—	—	170	1,089
Intangible asset impairments	—	—	—	2,596	2,596
Other non-cash recoveries	—	(20)	(854)	(20)	(1,757)

Total charges	$180	$1,649	$2,535	$4,714	$11,556

We anticipate incurring approximately $0.7 million in additional costs under our 2013 restructuring plans related to our professional diagnostics business segment in the United States. We do not anticipate incurring significant additional costs under our 2013 restructuring plans related to our health information solutions segment. As of September 30, 2014, $4.5 million in severance and facility costs arising under our 2013 restructuring plans remain unpaid.

(c) Restructuring Plans Prior to 2013

The following table summarizes the restructuring activities related to our active 2012, 2011, 2010 and 2008 restructuring plans for the three and nine months ended September 30, 2014 and 2013 and since inception (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception
Professional Diagnostics	2014	2013	2014	2013
Severance-related costs (recoveries)	$—	$(568)	$98	$(284)	$24,290
Facility and transition costs	106	112	225	524	8,987
Other exit costs	10	14	33	45	789

Cash charges (recoveries)	116	(442)	356	285	34,066
Fixed asset and inventory impairments	—	350	—	350	6,922
Intangible asset impairments	—	686	—	686	686
Other non-cash charges	—	—	—	—	64

Total charges	$116	$594	$356	$1,321	$41,738

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception
Health Information Solutions	2014	2013	2014	2013
Severance-related costs	$—	$14	$—	$2,362	$12,308
Facility and transition costs (recoveries)	(200)	—	53	4,271	13,568
Other exit costs	37	95	162	181	925

Cash charges (recoveries)	(163)	109	215	6,814	26,801
Fixed asset and inventory impairments	—	—	—	75	3,878
Intangible asset impairments	—	—	—	—	5,923
Other non-cash recoveries	—	—	—	(953)	(223)

Total charges (recoveries)	$(163)	$109	$215	$5,936	$36,379

As of September 30, 2014, $3.1 million in cash charges remain unpaid, primarily related to facility lease obligations, which are anticipated to continue through 2020.

(d) Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $10.9 million is included in accrued expenses and other current liabilities and $5.1 million is included in other long-term liabilities on our accompanying Consolidated Balance Sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2013	$2,708	$7,830	$609	$11,147
Cash charges	22,377	10,533	375	33,285
Payments	(20,508)	(7,152)	(288)	(27,948)
Currency adjustments	(402)	(52)	(10)	(464)

Balance, September 30, 2014	$4,175	$11,159	$686	$16,020

(10) Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	September 30, 2014	December 31, 2013
A term loans(1) (2)	$797,500	$832,188
B term loans(1) (3)	1,334,165	1,344,238
Revolving line of credit(1)	170,000	170,000
7.25% Senior notes	450,000	450,000
6.5% Senior subordinated notes	425,000	425,000
8.625% Senior subordinated notes	400,000	400,000
3% Convertible senior subordinated notes	150,000	150,000
Other lines of credit	728	355
Other	44,263	50,119

	3,771,656	3,821,900
Less: Short-term debt and current portion	(88,042)	(49,112)

	$3,683,614	$3,772,788

(1)	Incurred under our secured credit facility.
(2)	Includes “A” term loans and “Delayed Draw” term loans under our secured credit facility.
(3)	Includes term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans under our secured credit facility, which term loans have been converted into and consolidated with the “B” term loans under our secured credit facility.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Secured credit facility (1)	$24,985	$25,809	$74,606	$78,741
7.25% Senior notes	8,525	8,535	25,574	25,371
7.875% Senior notes (2)	—	—	—	137
6.5% Senior subordinated notes	7,180	7,172	21,534	10,185
9% Senior subordinated notes (3)	—	—	—	54,043
8.625% Senior subordinated notes	9,271	9,273	27,819	27,820
3% Senior subordinated convertible notes	1,246	1,246	3,738	3,738

	$51,207	$52,035	$153,271	$200,035

(1)	Includes “A” term loans, including the “Delayed-Draw” term loans; “B” term loans, including the term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans, which term loans have been converted into and consolidated with the “B” term loans; and revolving line of credit loans. For the three-month and nine-month periods ended September 30, 2014, the amounts include $0.4 million and $1.1 million, respectively, related to the amortization of fees paid for certain debt modifications. For the three-month and nine-month periods ended September 30, 2013, the amount includes $0.4 million and $2.2 million, respectively, related to the amortization of fees paid for certain debt modifications.
(2)	For the nine months ended September 30, 2013, this amount includes an approximate $0.1 million loss recorded in connection with the repurchase of our 7.875% senior notes.
(3)	An approximate $35.6 million loss in connection with the repurchase of our 9% senior subordinated notes has been included in the nine-month period ended September 30, 2013. Included in the $35.6 million is $19.0 million related to tender offer consideration and call premium which has been classified within cash flows from financing activities in our Consolidated Statement of Cash Flows.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$794	$794	$—	$—

Total assets	$794	$794	$—	$—

Liabilities:
Contingent consideration obligations (1)	$155,000	$—	$—	$155,000

Total liabilities	$155,000	$—	$—	$155,000

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$858	$858	$—	$—

Total assets	$858	$858	$—	$—

Liabilities:
Contingent consideration obligations (1)	$213,969	$—	$—	$213,969

Total liabilities	$213,969	$—	$—	$213,969

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our Consolidated Statements of Operations. See Note 16 for additional information on the valuation of our contingent consideration obligations.

Changes in the fair value of our Level 3 contingent consideration obligations during the nine months ended September 30, 2014 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2014	$213,969
Payments	(49,573)
Present value accretion and adjustments	17,042
Reversal of Method Factory Inc., now known as Alere Accountable Care Solutions, LLC (“ACS”) obligation(1)	(26,321)
Foreign currency adjustments	(117)

Fair value of contingent consideration obligations, September 30, 2014	$155,000

(1)	ACS was divested in October 2014 and, in connection with this transaction, the contingent consideration obligation was terminated. See Note 20.

At September 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt were both $3.8 billion at September 30, 2014. The carrying amount and estimated fair value of our long-term debt were $3.8 billion and $3.9 billion, respectively, at December 31, 2013. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future.

(12) Defined Benefit Pension Plan

Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$—	$—	$—	$—
Interest cost	202	182	604	543
Expected return on plan assets	(191)	(156)	(571)	(465)
Amortization of prior service costs	111	103	333	308

Net periodic benefit cost	$122	$129	$366	$386

(13) Financial Information by Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our reportable operating segments are professional diagnostics, health information solutions, consumer diagnostics and corporate and other. Our operating results include license and royalty revenue which are allocated to professional diagnostics and consumer diagnostics on the basis of the original license or royalty agreement. We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three and nine months ended September 30, 2014 and 2013 and as of September 30, 2014 and December 31, 2013 is as follows (in thousands):

	Professional Diagnostics	Health Information Solutions	Consumer Diagnostics	Corporate and Other	Total
Three Months Ended September 30, 2014:
Net revenue	$585,941	$123,856	$26,449	$—	$736,246
Operating income (loss)	$56,498	$9,824	$3,742	$(32,452)	$37,612
Depreciation and amortization	$75,625	$17,529	$841	$1,917	$95,912
Restructuring charge	$14,124	$425	$—	$3,178	$17,727
Stock-based compensation	$—	$—	$—	$3,169	$3,169
Three Months Ended September 30, 2013:
Net revenue	$590,801	$133,671	$28,848	$—	$753,320
Operating income (loss)	$53,189	$(1,918)	$3,347	$(29,034)	$25,584
Depreciation and amortization	$88,835	$21,586	$1,063	$287	$111,771
Non-cash charge associated with acquired inventory	$708	$—	$—	$—	$708
Restructuring charge	$6,033	$1,661	$—	$—	$7,694
Stock-based compensation	$—	$—	$—	$5,662	$5,662
Loss on disposition	$5,885	$—	$—	$—	$5,885
Nine Months Ended September 30, 2014:
Net revenue	$1,735,856	$372,352	$81,616	$—	$2,189,824
Operating income (loss)	$119,339	$6,814	$10,618	$(74,022)	$62,749
Depreciation and amortization	$230,219	$54,472	$2,604	$3,461	$290,756
Restructuring charge	$29,572	$3,872	$—	$7,328	$40,772
Stock-based compensation	$—	$—	$—	$7,751	$7,751
Loss on disposition	$638	$—	$—	$—	$638
Nine Months Ended September 30, 2013:
Net revenue	$1,777,055	$401,432	$76,846	$—	$2,255,333
Operating income (loss)	$185,925	$(18,832)	$9,031	$(66,909)	$109,215
Depreciation and amortization	$258,485	$63,005	$3,296	$846	$325,632
Non-cash charge associated with acquired inventory	$1,880	$—	$—	$—	$1,880
Restructuring charge	$9,162	$10,468	$—	$—	$19,630
Stock-based compensation	$—	$—	$—	$14,462	$14,462
Loss on disposition	$5,885	$—	$—	$—	$5,885
Assets:
As of September 30, 2014	$6,016,347	$486,937	$215,802	$89,535	$6,808,621
As of December 31, 2013	$5,744,734	$504,645	$197,458	$613,977	$7,060,814

The following tables summarize our net revenue from the professional diagnostics and health information solutions reporting segments by groups of similar products and services for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Professional Diagnostics Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Infectious disease	$177,339	$172,739	$507,010	$520,289
Toxicology	161,940	166,536	478,514	481,469
Cardiology	108,501	116,281	331,917	349,650
Diabetes	49,477	53,150	151,425	178,138
Other	84,501	78,607	252,303	235,992

Professional diagnostics net product sales and services revenue	581,758	587,313	1,721,169	1,765,538
License and royalty revenue	4,183	3,488	14,687	11,517

Professional diagnostics net revenue	$585,941	$590,801	$1,735,856	$1,777,055

Health Information Solutions Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Condition and case management	$48,356	$55,992	$145,215	$161,475
Wellness	21,546	22,223	70,030	75,753
Women’s and children’s health	23,769	28,431	70,308	86,767
Patient self-testing services	30,185	27,025	86,799	77,437

Health information solutions net revenue	$123,856	$133,671	$372,352	$401,432

(14) Related Party Transactions

(a) Divestiture of ACS Companies

On October 10, 2014, we completed the sale of our ACS subsidiary to ACS Acquisition, LLC (the “Purchaser”), pursuant to the terms of a Membership Interest Purchase Agreement with the Purchaser and Sumit Nagpal. In connection with the sale of ACS, we also agreed to sell our subsidiary Wellogic ME FZ – LLC (“Wellogic,” together with ACS, the “ACS Companies”) to the Purchaser, subject to the satisfaction of routine requirements of Dubai law relating to the transfer of equity. See Note 20.

Mr. Nagpal is a director of Wellogic and served as the chief executive officer and a director of ACS until his resignation on September 2, 2014. Mr. Nagpal was also the owner of Method Factory, Inc., the company that sold to Alere in 2011 the business and assets of ACS, and Wellogic prior to its sale to Alere in 2012.

(b) SPD Joint Venture

In May 2007, we completed the formation of Swiss Precision Diagnostics GmbH, or SPD, our 50/50 joint venture with Procter & Gamble, or P&G, for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiology, diabetes and oral care fields. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting.

We had a net payable to SPD of $4.1 million as of September 30, 2014 and a net receivable from SPD of $2.1 million as of December 31, 2013. Included in the $4.1 million payable balance as of September 30, 2014 is a receivable of approximately $1.6 million for costs incurred in connection with our 2008 SPD-related restructuring plans. Included in the $2.1 million receivable balance as of December 31, 2013 is approximately $1.8 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $11.4 million and $13.2 million as of September 30, 2014 and December 31, 2013, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the formation of the joint venture was completed have been classified as other receivables within prepaid and other current assets on our Consolidated Balance Sheets in the amount of $9.1 million and $12.4 million as of September 30, 2014 and December 31, 2013, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $19.6 million and $60.8 million during the three and nine months ended September 30, 2014, respectively, and $21.2 million and $56.5 million during the three and nine months ended September 30, 2013, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.3 million and $1.0 million during the three and nine months ended September 30, 2014, respectively, and $0.3 million and $0.9 million during the three and nine months ended September 30, 2013, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our Consolidated Statements of Operations.

Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, a portion of the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $9.1 million and $9.4 million of trade receivables which are included in accounts receivable on our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively, and $25.8 million and $18.8 million of trade accounts payable which are included in accounts payable on our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively. During the nine months ended September 30, 2013, we received $10.8 million in cash from SPD as a return of capital.

The following table summarizes our related party balances with SPD within our Consolidated Balance Sheets (in thousands):

Balance Sheet Caption	September 30, 2014	December 31, 2013
Accounts receivable, net of allowances	$9,119	$11,510
Prepaid expenses and other current assets	$9,133	$12,417
Deferred financing costs, net, and other non-current assets	$11,369	$13,249
Accounts payable	$29,841	$18,811

(c) Entrustment Loan Arrangement with SPD Shanghai

Alere (Shanghai) Diagnostics Co., Ltd., or Alere Shanghai, and SPD Trading (Shanghai) Co., Ltd., or SPD Shanghai, entered into an entrustment loan arrangement for a maximum of CNY 23 million (approximately $3.7 million at September 30, 2014), in order to finance the latter’s short-term working capital needs, with the Royal Bank of Scotland (China) Co., Ltd. Shanghai Branch, or RBS. The agreement governs the setting up of an Entrustment Loan Account with RBS, into which Alere Shanghai deposits certain monies. This restricted cash account provides a guarantee to RBS of amounts borrowed from RBS by SPD Shanghai. The Alere Shanghai RBS account is recorded as restricted cash on Alere Shanghai’s balance sheet and amounted to $1.7 million at September 30, 2014.

(15) Other Arrangements

On February 19, 2013, we entered into an agreement with the Bill and Melinda Gates Foundation, or the Gates Foundation, whereby we were awarded a grant by the Gates Foundation in the amount of $21.6 million to support the development and commercialization of a validated, low-cost, nucleic-acid assay for clinical Tuberculosis, or TB, detection and drug-resistance test cartridges and adaptation of an analyzer platform capable of operation in rudimentary laboratories in low-resource settings. In connection with this agreement, we also entered into a loan agreement with the Gates Foundation, or the Gates Loan Agreement, which provides for the making of subordinated term loans by the Gates Foundation to us from time to time, subject to the achievement of certain milestones, in an aggregate principal amount of up to $20.6 million. Funding under the Gates Loan Agreement will be used in connection with the purchase of equipment for an automated high-throughput manufacturing line and other uses as necessary for the manufacture of the TB and HIV-related products. All loans under the Gates Loan Agreement are evidenced by promissory notes that we have executed and delivered to the Gates Foundation, bear interest at the rate of 3% per annum and, except to the extent earlier repaid by us, mature and are required to be repaid in full on December 31, 2019. As of September 30, 2014, we had borrowed no amounts under the Gates Loan Agreement. As of September 30, 2014, we had received approximately $11.6 million in grant-related funding from the Gates Foundation, which was recorded as restricted cash and deferred grant funding. The deferred grant funding is classified within accrued expenses and other current liabilities on our Consolidated Balance Sheet. As qualified expenditures are incurred under the terms of the grant, we use the deferred funding to recognize a reduction of our related qualified research and development expenditures. For the three and nine months ended September 30, 2014, we incurred $2.5 million and $7.0 million, respectively, and for the three and nine months ended September 30, 2013, we incurred $1.9 million and $4.3 million, respectively, of qualified expenditures, for which we reduced our deferred grant funding balance and recorded an offset to our research and development expenses.

(16) Material Contingencies

Acquisition-related Contingent Consideration Obligations

We have contractual contingent purchase price consideration obligations related to certain of our acquisitions. We determine the acquisition date fair value of the contingent consideration obligations based on a probability-weighted approach derived from the overall likelihood of achieving certain performance targets, including product development milestones or financial metrics. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement, as defined in fair value measurement accounting. The resultant probability-weighted earn-out payments are discounted using a discount rate based upon the weighted-average cost of capital. At each reporting date, we revalue the contingent consideration obligations to the reporting date fair values and record increases and decreases in the fair values as income or expense in our Consolidated Statements of Operations.

Increases or decreases in the fair values of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of earn-out criteria and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

The following table summarizes our contractual contingent purchase price consideration obligations related to certain of our acquisitions, as follows (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of September 30, 2014		Remaining Earn-out Period as of September 30, 2014	Estimated Fair Value as of September 30, 2014	Estimated Fair Value as of December 31, 2013	Payments Made During 2014
TwistDx, Inc.(1)	March 11, 2010	$35,600	$108,777		2014 – 2025(10)	$39,900	$45,502	$15,250
Ionian Technologies, Inc.(2)	July 12, 2010	$24,500	$50,000		2014 – 2015	24,700	29,000	7,500
Laboratory Data Systems, Inc.(3)	August 29, 2011	$13,000	$—		—	—	7,400	7,500
Forensics Limited (ROAR)(4)	September 22, 2011	$5,463	$12,600		2014	3,492	2,484	—
ACS(5)	December 9, 2011	$18,900	$—	(11)	—	—	26,900	579
MedApps(6)	July 2, 2012	$13,100	$8,600		2014	6,500	8,200	5,000
Amedica Biotech, Inc.(7)	July 3, 2012	$8,900	$—		—	—	7,500	8,055
DiagnosisOne, Inc.(8)	July 31, 2012	$22,300	$30,000		2014 – 2017	20,400	26,600	3,000
Epocal (9)	February 1, 2013	$75,000	$65,500		2014 – 2018	47,100	47,200	—
Other	Various	$58,877	$20,129		2014 – 2016	12,908	13,183	2,689

						$155,000	$213,969	$49,573

(1)	The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and product development targets through 2025.
(2)	The terms of the acquisition agreement require us to pay earn-outs upon successfully meeting multiple product development milestones during the five years following the acquisition.
(3)	The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the twelve-month periods ending June 30, 2012 and 2013.
(4)	The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain EBITDA targets during 2012 through 2014.
(5)	The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain operational and profit targets during 2012 through 2019. See also (11).
(6)	The terms of the acquisition agreement require us to make earn-out payments upon achievement of certain technological and product development milestones through December 31, 2014.
(7)	The terms of the acquisition agreement require us to make earn-out payments upon successfully meeting certain financial targets during each of the calendar years 2012 and 2013.
(8)	The terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain financial targets within five years of the acquisition date.
(9)	The terms of the acquisition agreement require us to pay earn-outs and management incentive payments upon successfully meeting certain product development and United States Food and Drug Administration regulatory approval milestones from the date of acquisition through December 31, 2018.
(10)	The maximum earn-out period ends on the fifteenth anniversary of the acquisition date.
(11)	The earn-out was comprised of three components, of which two components had an aggregate maximum remaining earn-out potential of $49.4 million. There was no dollar cap on the third earn-out component, however, the earn-out potential is limited to the remaining earn-out period. ACS was divested in October 2014 and these earn-outs were terminated in connection with the divestiture transaction. See Note 20.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the potential impacts of the new standard on our consolidated financial statements.

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

(18) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with Accounting Standards Codification, or ASC, 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

We recorded earnings of $5.9 million and $12.8 million during the three and nine months ended September 30, 2014, respectively, and earnings of $4.7 million and $11.4 million during the three and nine months ended September 30, 2013, respectively, in equity earnings of unconsolidated entities, net of tax, in our Consolidated Statements of Operations, which represented our 50% share of SPD’s net income for the respective periods.

(b) TechLab

We own 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic-associated diarrhea and parasitology. We recorded earnings of $0.9 million and $1.6 million during the three and nine months ended September 30, 2014, respectively, and earnings of $0.5 million and $1.3 million during the three and nine months ended September 30, 2013, respectively, in equity earnings of unconsolidated entities, net of tax, in our Consolidated Statements of Operations, which represented our minority share of TechLab’s net income for the respective periods.

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Combined Condensed Results of Operations:	2014	2013	2014	2013
Net revenue	$65,397	$49,272	$155,533	$153,096

Gross profit	$40,268	$40,158	$120,680	$112,862

Net income after taxes	$12,834	$10,543	$27,992	$25,549

Combined Condensed Balance Sheet:	September 30, 2014	December 31, 2013
Current assets	$77,201	$63,985
Non-current assets	35,912	38,541

Total assets	$113,113	$102,526

Current liabilities	$27,675	$38,053
Non-current liabilities	6,333	6,175

Total liabilities	$34,008	$44,228

(19) Loss on Disposition

In April 2014, we sold the Glucostabilizer business of Alere Informatics, Inc., which was part of our professional diagnostics reporting unit and business segment, to Medical Decision Network, LLC, or MDN, for $1.1 million in cash proceeds and a $1.5 million note receivable, which we fully reserved for based on our assessment of collectability. As a result of this transaction, we recorded a loss on disposition of $0.6 million during the nine months ended September 30, 2014. The financial results for the Glucostabilizer business are immaterial to our consolidated financial results.

(20) Discontinued Operations

On October 10, 2014, we completed the sale of our ACS subsidiary to ACS Acquisition, LLC (the “Purchaser”), pursuant to the terms of a Membership Interest Purchase Agreement with Sumit Nagpal. In connection with the sale of ACS, we also agreed to sell our subsidiary Wellogic ME FZ – LLC (“Wellogic,” together with ACS, the “ACS Companies”) to the Purchaser, subject to the satisfaction of routine requirements of Dubai law relating to the transfer of equity. The ACS Companies were included in our health information solutions segment. The purchase price for the ACS Companies consisted of cash proceeds of $2.00 at closing and contingent consideration of up to an aggregate of $7.0 million, consisting of (i) payments based on the gross revenues of the ACS Companies, (ii) payments to be made in connection with financing transactions by the Purchaser or the ACS Companies and (iii) payments to be made in connection with a sale by the Purchaser of the ACS Companies. In connection with the sale, we agreed to reimburse the Purchaser for up to $750,000 of the Purchaser’s and the ACS Companies’ transitional expenses.

Management determined that the transaction, as discussed above, met the criteria for assets held for sale as of September 30, 2014, and therefore, the following assets and liabilities have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$8	$282
Restricted cash	100	100
Accounts receivable, net of allowances of $161 and $56 at September 30, 2014 and December 31, 2013, respectively	1,592	869
Prepaid expenses	443	345
Property, plant and equipment, net	—	1,288
Other intangible assets, net	—	16,168

Total assets held for sale	$2,143	$19,052

Liabilities
Accounts payable	$420	$553
Accrued expenses and other current liabilities	1,703	2,038
Other long-term liabilities	63	25,736

Total liabilities related to assets held for sale	$2,186	$28,327

The following summarized financial information related to the ACS Companies’ business, which was previously included in our health information solutions reporting segment, has been segregated from continuing operations and has been reported as discontinued operations in our Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$690	$562	$1,678	$1,783

Income (loss) from discontinued operations before income taxes	$440	$(5,286)	$(7,547)	$(14,040)
Benefit for income taxes	6,605	2,063	9,594	5,480

Income (loss) from discontinued operations, net of taxes	$7,045	$(3,223)	$2,047	$(8,560)

The net income of $7.0 million and $2.0 million for the three and nine months ended September 30, 2014, respectively, reflects a gain of $7.2 million ($11.3 million, net of tax) resulting from the write down of $18.0 million ($11.2 million, net of tax) of finite-lived intangible assets and $1.1 million ($0.7 million, net of tax) of fixed assets to fair value, offset by the reversal of a $26.3 million ($23.2 million, net of tax) contingent consideration obligation associated with our original purchase of ACS. See Note 16.

Our Consolidated Statements of Cash Flows reflect an adjustment to net loss relating to a tax benefit associated with discontinued operations that is being retained subsequent to the closing of the divestiture transaction. The tax benefit was $9.6 million and $5.5 million for the nine months ending September 30, 2014 and 2013, respectively.

(21) Income Taxes

Provision (Benefit) for Income Taxes. During the three and nine months ended September 30, 2014, the provision for income taxes included a provision of $79.4 million to establish a valuation allowance against deferred tax assets associated with our U.S. foreign tax credit carryforwards. This valuation allowance was established as it is more likely than not that these deferred tax assets will not be realized. This decision was based on the weight of all available positive and negative evidence that existed at September 30, 2014.

(22) Guarantor Financial Information

Our 7.25% senior notes due 2018, our 8.625% senior subordinated notes due 2018, and our 6.5% senior subordinated notes due 2020 are guaranteed by certain of our consolidated 100% owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, Balance Sheets as of September 30, 2014 and December 31, 2013, the related Statements of Operations, Statements of Comprehensive Income (Loss) for each of the three and nine months ended September 30, 2014 and 2013, respectively, and the Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, respectively, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$218,011	$352,042	$(60,777)	$509,276
Services revenue	—	207,429	15,359	—	222,788

Net product sales and services revenue	—	425,440	367,401	(60,777)	732,064
License and royalty revenue	—	2,993	3,663	(2,474)	4,182

Net revenue	—	428,433	371,064	(63,251)	736,246

Cost of net product sales	912	121,036	204,984	(52,886)	274,046
Cost of services revenue	71	117,443	8,448	(7,857)	118,105

Cost of net product sales and services revenue	983	238,479	213,432	(60,743)	392,151
Cost of license and royalty revenue	28	55	3,628	(2,475)	1,236

Cost of net revenue	1,011	238,534	217,060	(63,218)	393,387

Gross profit (loss)	(1,011)	189,899	154,004	(33)	342,859
Operating expenses:
Research and development	7,256	15,318	16,152	—	38,726
Sales and marketing	1,264	67,999	67,073	—	136,336
General and administrative	32,615	56,648	40,922	—	130,185

Operating income (loss)	(42,146)	49,934	29,857	(33)	37,612
Interest expense, including amortization of original issue discounts and deferred financing costs	(51,589)	(4,570)	(4,511)	8,189	(52,481)
Other income (expense), net	4,706	4,662	(9,438)	(8,190)	(8,260)

Income (loss) from continuing operations before provision for income taxes	(89,029)	50,026	15,908	(34)	(23,129)
Provision for income taxes	54,030	13,801	8,852	(35)	76,648

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(143,059)	36,225	7,056	1	(99,777)
Equity in earnings of subsidiaries, net of tax	56,045	209	—	(56,254)	—
Equity earnings of unconsolidated entities, net of tax	559	—	5,779	(61)	6,277

Income (loss) from continuing operations	(86,455)	36,434	12,835	(56,314)	(93,500)
Income (loss) from discontinued operations, net of tax	—	(15,370)	22,415	—	7,045

Net income (loss)	(86,455)	21,064	35,250	(56,314)	(86,455)
Less: Net loss attributable to non-controlling interests	—	—	(306)	—	(306)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(86,455)	21,064	35,556	(56,314)	(86,149)
Preferred stock dividends	(5,367)	—	—	—	(5,367)

Net income (loss) available to common stockholders	$(91,822)	$21,064	$35,556	$(56,314)	$(91,516)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$223,367	$330,010	$(44,339)	$509,038
Services revenue	—	220,453	19,645	—	240,098

Net product sales and services revenue	—	443,820	349,655	(44,339)	749,136
License and royalty revenue	—	5,103	4,057	(4,976)	4,184

Net revenue	—	448,923	353,712	(49,315)	753,320

Cost of net product sales	887	128,905	165,914	(37,472)	258,234
Cost of services revenue	—	120,062	8,749	(5,051)	123,760

Cost of net product sales and services revenue	887	248,967	174,663	(42,523)	381,994
Cost of license and royalty revenue	—	17	6,967	(4,975)	2,009

Cost of net revenue	887	248,984	181,630	(47,498)	384,003

Gross profit (loss)	(887)	199,939	172,082	(1,817)	369,317
Operating expenses:
Research and development	5,515	17,030	17,953	—	40,498
Sales and marketing	1,579	81,466	75,633	—	158,678
General and administrative	23,027	60,942	54,703	—	138,672
Loss on disposition	—	—	5,885	—	5,885

Operating income (loss)	(31,008)	40,501	17,908	(1,817)	25,584
Interest expense, including amortization of original issue discounts and deferred financing costs	(52,318)	(6,326)	(2,721)	7,945	(53,420)
Other income (expense), net	(6,775)	5,771	81	(7,945)	(8,868)

Income (loss) from continuing operations before provision (benefit) for income taxes	(90,101)	39,946	15,268	(1,817)	(36,704)
Provision (benefit) for income taxes	(29,302)	14,212	564	(559)	(15,085)

Income (loss) from continuing operations before in equity earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(60,799)	25,734	14,704	(1,258)	(21,619)
Equity in earnings (losses) of subsidiaries, net of tax	41,246	(337)	—	(40,909)	—
Equity earnings of unconsolidated entities, net of tax	464	—	5,217	72	5,753

Income (loss) from continuing operations	(19,089)	25,397	19,921	(42,095)	(15,866)
Loss from discontinued operations, net of tax	—	(2,685)	(538)	—	(3,223)

Net income (loss)	(19,089)	22,712	19,383	(42,095)	(19,089)
Less: Net income attributable to non-controlling interests	—	—	359	—	359

Net income (loss) attributable to Alere Inc. and Subsidiaries	(19,089)	22,712	19,024	(42,095)	(19,448)
Preferred stock dividends	(5,367)	—	—	—	(5,367)

Net income (loss) available to common stockholders	$(24,456)	$22,712	$19,024	$(42,095)	$(24,815)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$634,066	$1,046,197	$(172,118)	$1,508,145
Services revenue	—	614,264	51,416	—	665,680

Net product sales and services revenue	—	1,248,330	1,097,613	(172,118)	2,173,825
License and royalty revenue	—	10,312	14,684	(8,997)	15,999

Net revenue	—	1,258,642	1,112,297	(181,115)	2,189,824

Cost of net product sales	2,291	357,401	591,779	(156,852)	794,619
Cost of services revenue	214	350,324	25,123	(20,123)	355,538

Cost of net product sales and services revenue	2,505	707,725	616,902	(176,975)	1,150,157
Cost of license and royalty revenue	28	194	12,675	(8,997)	3,900

Cost of net revenue	2,533	707,919	629,577	(185,972)	1,154,057

Gross profit (loss)	(2,533)	550,723	482,720	4,857	1,035,767
Operating expenses:
Research and development	20,034	45,753	49,068	—	114,855
Sales and marketing	6,329	216,458	209,740	—	432,527
General and administrative	76,803	195,715	152,480	—	424,998
Loss on disposition	—	638	—	—	638

Operating income (loss)	(105,699)	92,159	71,432	4,857	62,749
Interest expense, including amortization of original issue discounts and deferred financing costs	(154,232)	(15,335)	(13,646)	26,535	(156,678)
Other income (expense), net	11,823	12,817	1,068	(26,594)	(886)

Income (loss) from continuing operations before provision (benefit) for income taxes	(248,108)	89,641	58,854	4,798	(94,815)
Provision (benefit) for income taxes	(8,291)	42,151	27,625	1,624	63,109

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(239,817)	47,490	31,229	3,174	(157,924)
Equity in earnings of subsidiaries, net of tax	96,269	442	—	(96,711)	—
Equity earnings of unconsolidated entities, net of tax	1,387	—	12,516	(187)	13,716

Income (loss) from continuing operations	(142,161)	47,932	43,745	(93,724)	(144,208)
Income (loss) from discontinued operations, net of tax	—	(21,149)	23,196	—	2,047

Net income (loss)	(142,161)	26,783	66,941	(93,724)	(142,161)
Less: Net loss attributable to non-controlling interests	—	—	(136)	—	(136)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(142,161)	26,783	67,077	(93,724)	(142,025)
Preferred stock dividends	(15,926)	—	—	—	(15,926)

Net income (loss) available to common stockholders	$(158,087)	$26,783	$67,077	$(93,724)	$(157,951)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$665,927	$1,015,646	$(142,697)	$1,538,876
Services revenue	—	645,620	57,724	—	703,344

Net product sales and services revenue	—	1,311,547	1,073,370	(142,697)	2,242,220
License and royalty revenue	—	10,908	12,662	(10,457)	13,113

Net revenue	—	1,322,455	1,086,032	(153,154)	2,255,333

Cost of net product sales	2,722	368,325	518,776	(125,322)	764,501
Cost of services revenue	—	354,711	26,147	(13,777)	367,081

Cost of net product sales and services revenue	2,722	723,036	544,923	(139,099)	1,131,582
Cost of license and royalty revenue	—	52	15,668	(10,456)	5,264

Cost of net revenue	2,722	723,088	560,591	(149,555)	1,136,846

Gross profit (loss)	(2,722)	599,367	525,441	(3,599)	1,118,487
Operating expenses:
Research and development	16,167	50,682	54,011	—	120,860
Sales and marketing	4,384	245,265	223,272	—	472,921
General and administrative	51,531	201,719	156,356	—	409,606
Loss on disposition	—	—	5,885	—	5,885

Operating income (loss)	(74,804)	101,701	85,917	(3,599)	109,215
Interest expense, including amortization of original issue discounts and deferred financing costs	(200,836)	(19,729)	(9,209)	26,502	(203,272)
Other income (expense), net	(7,612)	17,676	8,178	(26,502)	(8,260)

Income (loss) from continuing operations before provision (benefit) for income taxes	(283,252)	99,648	84,886	(3,599)	(102,317)
Provision (benefit) for income taxes	(102,473)	44,528	28,510	(1,238)	(30,673)

Income (loss) from continuing operations before in equity earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(180,779)	55,120	56,376	(2,361)	(71,644)
Equity in earnings (losses) of subsidiaries, net of tax	112,535	(1,510)	—	(111,025)	—
Equity earnings of unconsolidated entities, net of tax	1,278	—	11,932	28	13,238

Income (loss) from continuing operations	(66,966)	53,610	68,308	(113,358)	(58,406)
Loss from discontinued operations, net of tax	—	(6,941)	(1,619)	—	(8,560)

Net income (loss)	(66,966)	46,669	66,689	(113,358)	(66,966)
Less: Net income attributable to non-controlling interests	—	—	601	—	601

Net income (loss) attributable to Alere Inc. and Subsidiaries	(66,966)	46,669	66,088	(113,358)	(67,567)
Preferred stock dividends	(15,926)	—	—	—	(15,926)

Net income (loss) available to common stockholders	$(82,892)	$46,669	$66,088	$(113,358)	$(83,493)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(86,455)	$21,064	$35,250	$(56,314)	$(86,455)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(383)	(104)	(95,936)	(2)	(96,425)
Unrealized gains on hedging instruments	—	—	7	—	7
Minimum pension liability adjustment	—	—	481	—	481

Other comprehensive loss, before tax	(383)	(104)	(95,448)	(2)	(95,937)
Income tax provision (benefit) related to items of other comprehensive income	—	—	—	—	—

Other comprehensive loss, net of tax	(383)	(104)	(95,448)	(2)	(95,937)

Comprehensive income (loss)	(86,838)	20,960	(60,198)	(56,316)	(182,392)
Less: Comprehensive loss attributable to non-controlling interests	—	—	(306)	—	(306)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(86,838)	$20,960	$(59,892)	$(56,316)	$(182,086)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(19,089)	$22,712	$19,383	$(42,095)	$(19,089)

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	524	—	66,742	2	67,268
Unrealized gains on hedging instruments	—	—	20	—	20
Minimum pension liability adjustment	—	—	(369)	—	(369)

Other comprehensive income, before tax	524	—	66,393	2	66,919
Income tax provision (benefit) related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive income, net of tax	524	—	66,393	2	66,919

Comprehensive income (loss)	(18,565)	22,712	85,776	(42,093)	47,830
Less: Comprehensive income attributable to non-controlling interests	—	—	359	—	359

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(18,565)	$22,712	$85,417	$(42,093)	$47,471

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(142,161)	$26,783	$66,941	$(93,724)	$(142,161)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(137)	(178)	(69,633)	(2)	(69,950)
Unrealized losses on available for sale securities	—	(17)	—	—	(17)
Unrealized gains on hedging instruments	—	—	21	—	21
Minimum pension liability adjustment	—	—	468	—	468

Other comprehensive loss, before tax	(137)	(195)	(69,144)	(2)	(69,478)
Income tax provision (benefit) related to items of other comprehensive income	—	—	—	—	—

Other comprehensive loss, net of tax	(137)	(195)	(69,144)	(2)	(69,478)

Comprehensive income (loss)	(142,298)	26,588	(2,203)	(93,726)	(211,639)
Less: Comprehensive loss attributable to non-controlling interests	—	—	(136)	—	(136)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(142,298)	$26,588	$(2,067)	$(93,726)	$(211,503)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(66,966)	$46,669	$66,689	$(113,358)	$(66,966)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(329)	—	(42,188)	2	(42,515)
Unrealized gains on hedging instruments	—	—	31	—	31
Minimum pension liability adjustment	—	—	335	—	335

Other comprehensive loss, before tax	(329)	—	(41,822)	2	(42,149)
Income tax provision (benefit) related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive loss, net of tax	(329)	—	(41,822)	2	(42,149)

Comprehensive income (loss)	(67,295)	46,669	24,867	(113,356)	(109,115)
Less: Comprehensive income attributable to non-controlling interests	—	—	601	—	601

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(67,295)	$46,669	$24,266	$(113,356)	$(109,716)

CONSOLIDATING BALANCE SHEET

September 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,469	$104,690	$328,694	$—	$444,853
Restricted cash	1,940	2,675	33,541	—	38,156
Marketable securities	—	793	1	—	794
Accounts receivable, net of allowances	—	241,710	275,724	—	517,434
Inventories, net	—	172,090	209,486	(19,474)	362,102
Deferred tax assets	(17,440)	22,450	30,648	(2,107)	33,551
Prepaid expenses and other current assets	8,411	34,187	81,476	4,052	128,126
Assets held for sale	—	2,127	16	—	2,143
Intercompany receivables	366,149	809,418	59,656	(1,235,223)	—

Total current assets	370,529	1,390,140	1,019,242	(1,252,752)	1,527,159
Property, plant and equipment, net	29,563	275,232	222,183	(56)	526,922
Goodwill	—	1,841,316	1,225,794	—	3,067,110
Other intangible assets with indefinite lives	—	9,600	37,290	(59)	46,831
Finite-lived intangible assets, net	8,715	870,640	586,206	—	1,465,561
Deferred financing costs, net and other non-current assets	43,982	7,105	23,081	(45)	74,123
Investments in subsidiaries	3,835,826	271,122	189,998	(4,296,946)	—
Investments in unconsolidated entities	15,814	14,764	47,269	13,328	91,175
Deferred tax assets	—	—	7,404	—	7,404
Non-current income tax receivable	2,336	—	—	—	2,336
Intercompany notes receivables	2,073,773	681,592	51,732	(2,807,097)	—

Total assets	$6,380,538	$5,361,511	$3,410,199	$(8,343,627)	$6,808,621

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$60,000	$221	$27,821	$—	$88,042
Current portion of capital lease obligations	—	2,271	2,724	—	4,995
Accounts payable	15,221	88,814	112,713	—	216,748
Accrued expenses and other current liabilities	(463,171)	636,824	231,388	(126)	404,915
Liabilities related to assets held for sale	—	2,186	—	—	2,186
Intercompany payables	772,405	192,272	270,545	(1,235,222)	—

Total current liabilities	384,455	922,588	645,191	(1,235,348)	716,886

Long-term liabilities:
Long-term debt, net of current portion	3,675,377	—	8,237	—	3,683,614
Capital lease obligations, net of current portion	—	4,883	7,941	—	12,824
Deferred tax liabilities	(31,533)	261,975	79,684	204	310,330
Other long-term liabilities	43,946	61,915	86,870	(45)	192,686
Intercompany notes payables	420,758	1,341,223	1,045,116	(2,807,097)	—

Total long-term liabilities	4,108,548	1,669,996	1,227,848	(2,806,938)	4,199,454

Stockholders’ equity	1,887,535	2,768,927	1,532,414	(4,301,341)	1,887,535
Non-controlling interests	—	—	4,746	—	4,746

Total equity	1,887,535	2,768,927	1,537,160	(4,301,341)	1,892,281

Total liabilities and equity	$6,380,538	$5,361,511	$3,410,199	$(8,343,627)	$6,808,621

CONSOLIDATING BALANCE SHEET

December 31, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,801	$85,171	$261,654	$—	$361,626
Restricted cash	2,221	2,815	1,237	—	6,273
Marketable securities	—	853	5	—	858
Accounts receivable, net of allowances	—	237,913	309,947	—	547,860
Inventories, net	—	168,058	219,892	(23,765)	364,185
Deferred tax assets	5,191	20,541	31,451	3,506	60,689
Prepaid expenses and other current assets	512,123	(406,255)	23,502	(44)	129,326
Assets held for sale	—	18,983	69	—	19,052
Intercompany receivables	331,844	759,497	75,424	(1,166,765)	—

Total current assets	866,180	887,576	923,181	(1,187,068)	1,489,869
Property, plant and equipment, net	15,086	287,374	241,713	(296)	543,877
Goodwill	—	1,841,376	1,252,315	—	3,093,691
Other intangible assets with indefinite lives	—	14,301	42,401	—	56,702
Finite-lived intangible assets, net	11,006	979,700	677,737	—	1,668,443
Restricted cash	—	—	29,370	—	29,370
Deferred financing costs, net and other non-current assets	55,207	8,353	20,560	(47)	84,073
Investments in subsidiaries	3,787,988	282,310	191,947	(4,262,245)	—
Investments in unconsolidated entities	29,005	—	44,636	13,189	86,830
Deferred tax assets	—	—	7,959	—	7,959
Intercompany notes receivables	2,197,576	630,628	60,440	(2,888,644)	—

Total assets	$6,962,048	$4,931,618	$3,492,259	$(8,325,111)	$7,060,814

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$45,000	$324	$3,788	$—	$49,112
Current portion of capital lease obligations	—	3,751	3,104	—	6,855
Accounts payable	12,584	68,522	105,712	—	186,818
Accrued expenses and other current liabilities	63,990	163,948	199,907	(36)	427,809
Liabilities related to assets held for sale	—	1,427	26,900	—	28,327
Intercompany payables	728,541	163,518	274,707	(1,166,766)	—

Total current liabilities	850,115	401,490	614,118	(1,166,802)	698,921

Long-term liabilities:
Long-term debt, net of current portion	3,735,137	100	37,551	—	3,772,788
Capital lease obligations, net of current portion	—	5,938	8,469	—	14,407
Deferred tax liabilities	(43,246)	284,448	88,039	8	329,249
Other long-term liabilities	19,753	58,762	84,131	(45)	162,601
Intercompany notes payables	322,323	1,444,741	1,121,581	(2,888,645)	—

Total long-term liabilities	4,033,967	1,793,989	1,339,771	(2,888,682)	4,279,045

Stockholders’ equity	2,077,966	2,736,139	1,533,488	(4,269,627)	2,077,966
Non-controlling interests	—	—	4,882	—	4,882

Total equity	2,077,966	2,736,139	1,538,370	(4,269,627)	2,082,848

Total liabilities and equity	$6,962,048	$4,931,618	$3,492,259	$(8,325,111)	$7,060,814

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2014

(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(142,161)	$26,783	$66,941	$(93,724)	$(142,161)
Income (loss) from discontinued operations, net of tax	—	(21,149)	23,196	—	2,047

Income (loss) from continuing operations	(142,161)	47,932	43,745	(93,724)	(144,208)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(96,269)	(442)	—	96,711	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	11,575	375	217	—	12,167
Depreciation and amortization	4,417	172,127	114,218	(6)	290,756
Non-cash stock-based compensation expense	1,629	3,463	2,659	—	7,751
Tax benefit related to discontinued operations retained by Alere Inc.	—	9,594	—	—	9,594
Impairment of inventory	—	—	1,536	—	1,536
Impairment of long-lived assets	980	463	5,739	—	7,182
Loss on disposition of fixed assets	—	5,325	601	—	5,926
Equity earnings of unconsolidated entities, net of tax	(1,387)	—	(12,516)	187	(13,716)
Deferred income taxes	27,000	(20,950)	(7,320)	1,710	440
Loss on disposition	—	638	—	—	638
Other non-cash items	(988)	1,988	1,826	—	2,826
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(4,406)	24,794	—	20,388
Inventories, net	—	(22,564)	(3,495)	(4,430)	(30,489)
Prepaid expenses and other current assets	503,712	(440,983)	(65,138)	(2,438)	(4,847)
Accounts payable	2,637	25,375	10,312	—	38,324
Accrued expenses and other current liabilities	(521,828)	484,722	51,697	(1,748)	12,843
Other non-current liabilities	16,931	6,524	5,849	4,101	33,405
Cash paid for contingent consideration	(20,966)	—	(112)	—	(21,078)
Intercompany payable (receivable)	277,206	(197,561)	(79,645)	—	—

Net cash provided by continuing operations	62,488	71,620	94,967	363	229,438
Net cash provided by (used in) discontinued operations	579	(13,184)	62	—	(12,543)

Net cash provided by operating activities	63,067	58,436	95,029	363	216,895

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	135	140	(3,262)	—	(2,987)
Purchases of property, plant and equipment	(18,065)	(35,108)	(29,805)	2,522	(80,456)
Proceeds from sale of property, plant and equipment	268	801	2,853	(2,755)	1,167
Cash received from disposition	—	1,081	4,373	—	5,454
Cash paid for business acquisitions, net of cash acquired	(75)	—	—	—	(75)
Cash received (paid) for investments	477	(278)	(1)	—	198
Proceeds from sale of equity investment	—	—	9,526	—	9,526
Cash received from sales of marketable securities	—	43	4	—	47
(Increase) decrease in other assets	(104)	305	931	57	1,189

Net cash used in continuing operations	(17,364)	(33,016)	(15,381)	(176)	(65,937)
Net cash used in discontinued operations	—	(3,315)	—	—	(3,315)

Net cash used in investing activities	(17,364)	(36,331)	(15,381)	(176)	(69,252)

Cash Flows from Financing Activities:
Cash paid for financing costs	(5)	—	—	—	(5)
Cash paid for contingent purchase price consideration	(23,285)	—	(323)	—	(23,608)
Proceeds from issuance of common stock, net of issuance costs	35,593	—	—	—	35,593
Proceeds from issuance of long-term debt	—	940	41	—	981
Payments on long-term debt	(45,000)	(992)	(2,079)	—	(48,071)
Proceeds from issuance of short-term debt	—	—	806	—	806
Net proceeds under revolving credit facilities	—	—	498	—	498
Cash paid for dividends	(15,970)	—	—	—	(15,970)
Excess tax benefits on exercised stock options	65	282	68	—	415
Principal payments on capital lease obligations	—	(2,912)	(2,393)	—	(5,305)

Net cash used in continuing operations	(48,602)	(2,682)	(3,382)	—	(54,666)
Net cash used in discontinued operations	(579)	—	—	—	(579)

Net cash used in financing activities	(49,181)	(2,682)	(3,382)	—	(55,245)

Foreign exchange effect on cash and cash equivalents	146	(179)	(9,225)	(187)	(9,445)

Net increase (decrease) in cash and cash equivalents	(3,332)	19,244	67,041	—	82,953
Cash and cash equivalents, beginning of period	14,801	85,453	261,654	—	361,908

Cash and cash equivalents, end of period	11,469	104,697	328,695	—	444,861
Less: Cash and cash equivalents of discontinued operations, end of period	—	7	1	—	8

Cash and cash equivalents of continuing operations, end of period	$11,469	$104,690	$328,694	$—	$444,853

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2013

(in thousands)

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(66,966)	$46,669	$66,689	$(113,358)	$(66,966)
Loss from discontinued operations, net of tax	—	(6,941)	(1,619)	—	(8,560)

Income (loss) from continuing operations	(66,966)	53,610	68,308	(113,358)	(58,406)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries, net of tax	(112,535)	1,510	—	111,025	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	13,814	229	45	—	14,088
Depreciation and amortization	3,731	189,991	132,014	(104)	325,632
Non-cash charges for sale of inventories revalued at the date of acquisition	—	—	1,880	—	1,880
Non-cash stock-based compensation expense	5,836	3,646	4,980	—	14,462
Tax benefit related to discontinued operations retained by Alere Inc.	—	5,480	—	—	5,480
Impairment of inventory	—	27	216	—	243
Impairment of long-lived assets	—	2,954	1,147	—	4,101
Loss on disposition of fixed assets	—	1,118	731	—	1,849
Equity earnings of unconsolidated entities, net of tax	(1,278)	—	(11,932)	(28)	(13,238)
Deferred income taxes	(17,386)	(27,938)	(26,992)	(1,154)	(73,470)
Loss on extinguishment of debt	35,603	—	—	—	35,603
Loss on disposition	—	—	5,885	—	5,885
Bargain purchase gain	—	—	(5,707)	—	(5,707)
Other non-cash items	5,201	(8)	1,481	—	6,674
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(14,384)	(42,510)	—	(56,894)
Inventories, net	—	(46,460)	(30,038)	3,771	(72,727)
Prepaid expenses and other current assets	(64,547)	64,210	(1,314)	(7,515)	(9,166)
Accounts payable	5,918	(1,378)	11,410	—	15,950
Accrued expenses and other current liabilities	13,897	17,618	5,971	6,934	44,420
Other non-current liabilities	(915)	(18,876)	11,366	516	(7,909)
Cash paid for contingent consideration	(8,855)	—	(211)	—	(9,066)
Intercompany payable (receivable)	303,437	(169,487)	(133,950)	—	—

Net cash provided by (used in) continuing operations	114,955	61,862	(7,220)	87	169,684
Net cash provided by (used in) discontinued operations	—	(10,625)	46	—	(10,579)

Net cash provided by (used in) operating activities	114,955	51,237	(7,174)	87	159,105

Cash Flows from Investing Activities:
Increase in restricted cash	(4,439)	(630)	(28,812)	—	(33,881)
Purchases of property, plant and equipment	(1,037)	(42,365)	(58,491)	11,938	(89,955)
Proceeds from sale of property, plant and equipment	—	6,908	11,186	(12,263)	5,831
Cash received from disposition	—	—	32,000	—	32,000
Cash paid for business acquisitions, net of cash acquired	(157,373)	—	(8,823)	—	(166,196)
Cash received from investments	490	—	10,772	—	11,262
(Increase) decrease in other assets	19,244	(684)	2,910	(17)	21,453

Net cash used in continuing operations	(143,115)	(36,771)	(39,258)	(342)	(219,486)
Net cash used in discontinued operations	—	(3,135)	(27)	—	(3,162)

Net cash used in investing activities	(143,115)	(39,906)	(39,285)	(342)	(222,648)

Cash Flows from Financing Activities:
Cash paid for financing costs	(9,798)	—	—	—	(9,798)
Cash paid for contingent purchase price consideration	(27,165)	—	(331)	—	(27,496)
Proceeds from issuance of common stock, net of issuance costs	17,555	—	—	—	17,555
Proceeds from issuance of long-term debt	425,000	989	34,152	—	460,141
Payments on long-term debt	(446,845)	(1,213)	(7,099)	—	(455,157)
Proceeds from issuance of short-term debt	—	—	25	—	25
Net proceeds (payments) under revolving credit facilities	147,500	—	(8,732)	—	138,768
Cash paid for dividends	(15,970)	—	—	—	(15,970)
Excess tax benefits on exercised stock options	205	181	48	—	434
Principal payments on capital lease obligations	—	(2,722)	(2,619)	—	(5,341)
Other	(18,953)	—	—	—	(18,953)

Net cash provided by (used in) financing activities	71,529	(2,765)	15,444	—	84,208

Foreign exchange effect on cash and cash equivalents	871	(28)	3,884	255	4,982

Net increase (decrease) in cash and cash equivalents	44,240	8,538	(27,131)	—	25,647
Cash and cash equivalents, beginning of period	3,623	67,941	256,782	—	328,346

Cash and cash equivalents, end of period	47,863	76,479	229,651	—	353,993
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	1	—	1

Cash and cash equivalents of continuing operations, end of period	$47,863	$76,479	$229,650	$—	$353,992

(23) Subsequent Event

On October 27, 2014, we entered into a membership interest purchase agreement with Optum pursuant to which we agreed to sell Alere Health and its subsidiaries, which together comprise our condition management, case management, wellbeing, wellness and women’s and children’s health businesses, which we refer to collectively as our health management business, and which is included in our Health Information Solutions reporting segment, to Optum for a purchase price of $600.0 million. The purchase price is subject to a post-closing adjustment based on the amount of the subsidiaries’ working capital and other liabilities as of the closing date. All of the businesses being sold are included in our health information solutions reporting segment. In addition, we agreed to indemnify the buyer for certain breaches of representations, warranties, covenants and other matters, and any payment we may make pursuant to the indemnification provisions of the purchase agreement would reduce the net proceeds we expect to receive from the sale. At the closing of the sale, we expect to enter into a transitional services agreement and a transitional license agreement with Optum relating to certain administrative and support functions and the use of certain trademarks.

The closing of the sale is subject to the satisfaction of a number of conditions, including the expiration of any waiting periods imposed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the receipt of the consent of the required lenders under our senior secured credit facility and the absence of any material adverse change in the business to be sold. The closing of the sale is currently expected to occur during the fourth quarter of 2014. If for any reason the closing of the sale is not completed by April 27, 2015, or upon the happening of certain other events such as the entry of a final and non-appealable court order prohibiting consummation of the transaction, either we or Optum may have the right to terminate the agreement. The deadline for the completion of the closing of the sale will be extended to July 27, 2015 if the only condition that has not been satisfied as of April 27, 2015 is the expiration of all waiting periods under the HSR Act or other applicable antitrust laws.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding the impact of recent changes in our senior management and the anticipated benefits of, and the anticipated timing of the completion of, our strategic review, the impact and timing of reductions in operating expenses, and the timing of potential divestures. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying Consolidated Financial Statements and notes thereto.

Overview

Alere delivers reliable and actionable information through rapid diagnostic tests, resulting in better clinical and economic healthcare outcomes globally. Our high-performance diagnostics for infectious disease, cardiometabolic disease and toxicology meet the growing global demand for accurate, easy-to-use and cost-effective near-patient tests. Our goal is to make Alere products accessible to more people around the world by making them affordable and usable in any setting, even in the most remote and resource-limited areas. By making critical information available to doctors and patients in an actionable timeframe, Alere products help streamline healthcare delivery and improve patient outcomes.

On October 28, 2014, we announced that our Board of Directors had unanimously selected Namal Nawana to serve as our Chief Executive Officer, removing the interim status from his title. That same day we also announced that we had reached a definitive agreement to sell our Alere Health business to Optum and, during our quarterly earnings call, we discussed several other divestitures and cost-cutting measures achieved during the quarter. Collectively, these accomplishments demonstrate substantial progress toward delivering on our previously announced initiatives of rationalizing our investment in connected health concepts and technologies and reducing overall operating expenses by winding down certain non-core projects. We remain committed to these initiatives and we expect that the insights garnered during our previously announced strategic review process will continue to enable our transformation into an organization with a focused and readily understandable business portfolio. We anticipate completion of the strategic review in the near future.

Recent Events

On October 27, 2014, we entered into a membership interest purchase agreement with Optum pursuant to which we agreed to sell Alere Health and its subsidiaries, which together comprise our condition management, case management, wellbeing, wellness and women’s and children’s health businesses, which we refer to collectively as our health management business, to Optum for a purchase price of $600.0 million. The purchase price is subject to a post-closing adjustment based on the amount of the subsidiaries’ working capital and other liabilities as of the closing date. All of the businesses being sold are included in our health information solutions reporting segment. In addition, we agreed to indemnify the buyer for certain breaches of representations, warranties, covenants and other matters, and any payment we may make pursuant to the indemnification provisions of the purchase agreement would reduce the net proceeds we expect to receive from the sale. At the closing of the sale, we expect to enter into a transitional services agreement and a transitional license agreement with Optum relating to certain administrative and support functions and the use of certain trademarks. We intend to use net cash proceeds from this transaction to pay down debt.

The closing of the sale is subject to the satisfaction of a number of conditions, including the expiration of any waiting periods imposed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the receipt of the consent of the required lenders under our senior secured credit facility and the absence of any material adverse change in the business to be sold. The closing of the sale is currently expected to occur during the fourth quarter of 2014. If for any reason the closing of the sale is not completed by April 27, 2015, or upon the happening of certain other events, such as the entry of a final and non-appealable court order prohibiting consummation of the transaction, either we or Optum may have the right to terminate the agreement. The deadline for the completion of the closing of the sale will be extended to July 27, 2015 if the only condition that has not been satisfied as of April 27, 2015 is the expiration of all waiting periods under the HSR Act or other applicable antitrust laws.

Financial Highlights

•	Net revenue decreased by $17.1 million, or 2%, to $736.2 million for the three months ended September 30, 2014, from $753.3 million for the three months ended September 30, 2013. Net revenue decreased by $65.5 million, or 3%, to $2.2 billion for the nine months ended September 30, 2014, from $2.3 billion for the nine months ended September 30, 2013.

•	Gross profit decreased by $26.5 million, or 7%, to $342.9 million for the three months ended September 30, 2014, from $369.3 million for the three months ended September 30, 2013. Gross profit decreased by $82.7 million, or 7%, to $1.0 billion for the nine months ended September 30, 2014, from $1.1 billion for the nine months ended September 30, 2013.

•	For the three months ended September 30, 2014, we generated a net loss available to common stockholders of $91.5 million, or $1.10 per basic and diluted common share, compared to a net loss available to common stockholders of $24.8 million, or $0.30 per basic and diluted common share, for the three months ended September 30, 2013. For the nine months ended September 30, 2014, we generated a net loss available to common stockholders of $158.0 million, or $1.91 per basic and diluted common share, compared to a net loss available to common stockholders of $83.5 million, or $1.03 per basic and diluted common share, for the nine months ended September 30, 2013.

•	Net loss for the nine months ended September 30, 2013 includes a $35.6 million loss on extinguishment of debt in connection with the repurchase of our 9% senior subordinated notes in the second quarter of last year.

•	During the three months ended September 30, 2014, we established a valuation allowance of $79.4 million against deferred tax assets associated with our U.S. foreign tax credit carryforwards since we determined that it is more likely than not that these deferred tax assets will not be realized.

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

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue decreased by $17.1 million, or 2%, to $732.1 million for the three months ended September 30, 2014, from $749.1 million for the three months ended September 30, 2013. Excluding the impact of currency translation, net product sales and services revenue for the three months ended September 30, 2014 decreased by $21.1 million, or 3%, compared to the three months ended September 30, 2013. Total net product sales and services revenue decreased by $68.4 million, or 3%, to $2.174 billion for the nine months ended September 30, 2014, from $2.242 billion for the nine months ended September 30, 2013. Excluding the impact of currency translation, net product sales and services revenue for the nine months ended September 30, 2014 decreased by $75.4 million, or 3%, compared to the nine months ended September 30, 2013. Net product sales and services revenue by business segment for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Professional diagnostics	$581,758	$587,313	(1)%	$1,721,169	$1,765,538	(3)%
Health information solutions	123,856	133,671	(7)%	372,352	401,432	(7)%
Consumer diagnostics	26,450	28,152	(6)%	80,304	75,250	7%

Net product sales and services revenue	$732,064	$749,136	(2)%	$2,173,825	$2,242,220	(3)%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Infectious disease	$177,339	$172,739	3%	$507,010	$520,289	(3)%
Toxicology	161,940	166,536	(3)%	478,514	481,469	(1)%
Cardiology	108,501	116,281	(7)%	331,917	349,650	(5)%
Diabetes	49,477	53,150	(7)%	151,425	178,138	(15)%
Other	84,501	78,607	7%	252,303	235,992	7%

Professional diagnostics net product sales and services revenue	$581,758	$587,313	(1)%	$1,721,169	$1,765,538	(3)%

Net product sales and services revenue from our professional diagnostics business segment decreased by $5.6 million, or 1%, to $581.8 million for the three months ended September 30, 2014, from $587.3 million for the three months ended September 30, 2013. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment decreased by $9.7 million, or 2%, comparing the three months ended September 30, 2014 to the three months ended September 30, 2013. We experienced revenue declines principally in the U.S. where revenue decreased by $15.3 million, or 5%, to $267.8 million, from $283.1 million, primarily as a result of declines in Beckman BNP product sales and pain management and rehab during the third quarter of 2014, compared to the comparable period in 2013. From the third quarter of 2013 to the third quarter of 2014, revenues declined $3.2 million as a result of lower U.S. flu-related sales, $2.7 million as a result of our 2013 disposition of Spinreact, and $1.9 million as a result of lower net product sales of Alere Triage® meter-based products in the U.S., which decreased to $15.8 million during the three months ended September 30, 2014, from $17.7 million during the three months ended September 30, 2013 as a result of our supply issues, which began in the second quarter of 2012. These decreases were partially offset by $4.3 million in non-currency-adjusted incremental revenues attributable to acquisitions and higher U.S. revenues from our mail order business. Revenue from mail order sales, which include both diabetes and ancillary products, increased by $2.9 million, or 8%, to $37.2 million for the three months ended September 30, 2014, from $34.3 million for the three months ended September 30, 2013, primarily as a result of an increase in patients served from 656,000 as of September 30, 2013 to 784,000 as of September 30, 2014. Revenues from international sales increased by $8.9 million to $275.0 million during the third quarter of 2014, from $266.1 million in the third quarter of 2013 due principally to continued strong performance in India and Africa, which together grew by approximately $11.4 million, or 22%, which was partially offset by a $4.2 million decrease in revenues from markets in Latin America as a result of a reduction in diabetes revenue in Brazil and a weak dengue season in the region. Excluding the impact of acquisitions, the decrease in net product sales from meter-based Triage products in the U.S., the impact of the decrease in flu-related sales, and the increase in organic revenues from our U.S. mail order diabetes business, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately negative 0.9%, or $4.8 million, from the three months ended September 30, 2013 to the three months ended September 30, 2014. New products contributed favorably, however, to our overall adjusted growth, with sales of our CD4 products increasing from $5.0 million in the third quarter of 2013 to $7.6 million in the third quarter of 2014 and Epoc sales increasing from $5.7 million to $6.7 million for the same periods.

Within our professional diagnostics business segment, net product sales and services revenue for our infectious disease business increased by approximately $4.6 million, or 3%, to $177.3 million for the three months ended September 30, 2014, from $172.7 million for the three months ended September 30, 2013. The quarter-over-quarter increase was primarily due to an overall increase in international sales, as discussed above, offset by a $3.2 million decrease in U.S. flu-related sales. Net product sales and services revenue for our toxicology business decreased by approximately $4.6 million, or 3%, to $161.9 million for the three months ended September 30, 2014, from $166.5 million for the three months ended September 30, 2013, primarily as a result of lower pain management and rehab revenues. Net product sales and services revenue for our cardiology business decreased by approximately $7.8 million, or 7%, to $108.5 million for the three months ended September 30, 2014, from $116.3 million for the three months ended September 30, 2013, primarily as a result of the impact of lower U.S. INRatio revenues as a result of the recall initiated early in the second quarter of 2014 and declines in Beckman BNP product sales. Our diabetes business decreased by approximately $3.7 million, or 7%, to $49.5 million for the three months ended September 30, 2014, from $53.2 million for the three months ended September 30, 2013. This decrease was primarily the result of the decline in revenue attributable to a reduction in diabetes revenue in Brazil, as discussed above, which was partially offset by our recent acquisitions of the Medicare fee-for-service assets of Liberty Medical, or the Liberty business, and Simplex Healthcare, Inc., or Simplex, which contributed a combined net $4.3 million of the non-currency adjusted incremental revenues from our diabetes business. Included in the $49.5 million of revenue from our diabetes business for the three months ended September 30, 2014 was $37.2 million of mail order diabetes sales, compared to $34.3 million for the three months ended September 30, 2013.

Net product sales and services revenue from our professional diagnostics business segment decreased by $44.4 million, or 3%, to $1.7 billion for the nine months ended September 30, 2014, from $1.8 billion for the nine months ended September 30, 2013. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment decreased by $50.9 million, or 3%, comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013. We experienced revenue declines principally in the U.S., where revenue decreased by $81.6 million, or 10%, to

$753.0 million from $834.6 million. Revenue decreased primarily as a result of a $27.2 million decrease in our U.S. flu-related net product sales, which decreased from $54.6 million during the nine months ended September 30, 2013 to $27.4 million during the nine months ended September 30, 2014, a $21.4 million decrease in U.S. revenues from our mail order diabetes business, and a $15.9 million decrease in revenue as a result of our 2013 disposition of Spinreact, partially offset by $34.2 million in non-currency-adjusted incremental revenues attributable to acquisitions. Revenue from mail order diabetes sales decreased by 17.2% to $102.4 million for the nine months ended September 30, 2014 from $123.8 million for the nine months ended September 30, 2013, primarily as a result of a reduction in the Center for Medicare & Medicaid Services; or CMS’, reimbursement rates for those products, which became effective on July 1, 2013, the effect of which was partially offset by an increase in patients served from 656,000 as of September 30, 2013 to 784,000 as of September 30, 2014. Revenues in the U.S. were further reduced by declines in Beckman BNP product sales and pain management and rehab, as well as continued lower U.S healthcare utilization levels during the nine months ended September 30, 2014 compared to the comparable period in 2013 and by the impact of product returns in our INRatio business as a result of the recall initiated early in the second quarter of 2014, which adversely impacted revenues by $3.7 million. Net product sales of Alere Triage® meter-based products in the U.S. decreased by $3.7 million to $54.9 million during the nine months ended September 30, 2014 from $58.6 million during the nine months ended September 30, 2013. Revenues from international sales increased by $42.4 million to $846.0 million during the nine months ended September 30, 2014 from $803.6 million in the comparable period of 2013 due to continued strong performance in India and Africa, which together grew by approximately $34.4 million, or 24%, which was partially offset by a $9.0 million decrease in revenues from markets in Latin America as a result of a reduction in diabetes revenue in Brazil and a weak dengue season in the region. Excluding the impact of acquisitions, the decrease in net product sales from meter-based Triage products in the U.S., the impact of the decrease in flu-related sales, and the decrease in organic revenues from our U.S. mail order diabetes business, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately $15.1 million, or 1.0%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. New products contributed favorably to our overall adjusted growth rate, with sales of our CD4 products increasing from $12.7 million in the nine months ended September 30, 2013 to $21.9 million in the comparable period of 2014 and Epoc sales increasing from $15.9 million to $20.3 million for the same periods.

Within our professional diagnostics business segment, net product sales and services revenue for our infectious disease business decreased by approximately $13.3 million, or 3%, to $507.0 million for the nine months ended September 30, 2014, from $520.3 million for the nine months ended September 30, 2013. The decrease was primarily due to a larger-than-expected reduction in U.S. healthcare utilization during the nine month ended September 30, 2014, as compared to the comparable period of 2013, and a $27.2 million decrease in our U.S. flu-related net product sales from $54.6 million during the nine months ended September 30, 2013 to $27.4 million during the nine months ended September 30, 2014, as discussed above, partially offset by an overall increase in our international sales, as discussed above. Net product sales and services revenue for our toxicology business decreased by approximately $3.0 million, or 1%, to $478.5 million for the nine months ended September 30, 2014, from $481.5 million for the nine months ended September 30, 2013, primarily as a result of lower pain management and rehab revenues. Net product sales and services revenue for our cardiology business decreased by approximately $17.8 million, or 5%, to $331.9 million for the nine months ended September 30, 2014, from $349.7 million for the nine months ended September 30, 2013, primarily as a result of a decline in sales of our Alere INRatio2 PT/INR professional test strip in the U.S. due to a voluntary recall. Our diabetes business decreased by approximately $26.7 million, or 15%, to $151.4 million for the nine months ended September 30, 2014, from $178.1 million for the nine months ended September 30, 2013. This decrease was primarily the result of the decline in revenue attributable to the reduction in CMS’ reimbursement rates described above, which was partially offset by our recent acquisitions of the Liberty business and Simplex, which contributed a combined net $33.1 million of the non-currency adjusted incremental revenues from our diabetes business. Included in the $151.4 million of revenue from our diabetes business for the nine months ended September 30, 2014 was $102.4 million of mail order diabetes sales, compared to $123.8 million for the nine months ended September 30, 2013.

Health Information Solutions

The following table summarizes our net product sales and services revenue from our health information solutions business segment by groups of similar products and services for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Condition and case management	$48,356	$55,992	(14)%	$145,215	$161,475	(10)%
Wellness	21,546	22,223	(3)%	70,030	75,753	(8)%
Women’s & children’s health	23,769	28,431	(16)%	70,308	86,767	(19)%
Patient self-testing services	30,185	27,025	12%	86,799	77,437	12%

Health information solutions net product sales and services revenue	$123,856	$133,671	(7)%	$372,352	$401,432	(7)%

Our Alere Accountable Care Solutions business, or ACS, was formerly included in our health information solutions reporting segment. As of September 30, 2014, we considered the sale of ACS to be probable and accordingly reclassified the results of operations of the ACS business as discontinued operations in our Consolidated Statements of Operations. As a result, the results of operations of our health information solutions reporting segment differ from prior presentations of segment results.

Our health information solutions net product sales and services revenue decreased by $9.8 million, or 7%, to $123.9 million for the three months ended September 30, 2014, from $133.7 million for the three months ended September 30, 2013, as a result of the challenging contracting season in the second half of 2013. Within our health information solutions business segment, net product sales and services revenues from our condition and case management, wellness and women’s and children’s health businesses each decreased during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, as we experienced customer terminations, lower state enrollments in wellness programs and lower revenue from homecare services in these businesses. Our patient self-testing services net product sales and services revenue increased approximately $3.2 million, or 12%, to $30.2 million for the three months ended September 30, 2014, from $27.0 million for the three months ended September 30, 2013, principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

Our health information solutions net product sales and services revenue decreased by $29.0 million, or 7%, to $372.4 million for the nine months ended September 30, 2014, from $401.4 million for the nine months ended September 30, 2013, as a result of the challenging contracting season in the second half of 2013. Within our health information solutions business segment, net product sales and services revenues from our condition and case management, wellness and women’s and children’s health businesses each decreased during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, as we experienced customer terminations, lower state enrollments in wellness programs and lower revenue from homecare services in these businesses. Our patient self-testing services net product sales and services revenue increased approximately $9.4 million, or 12%, to $86.8 million for the nine months ended September 30, 2014, from $77.4 million for the nine months ended September 30, 2013, principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment revenue decreased by $1.7 million, or 6%, to $26.5 million for the three months ended September 30, 2014, from $28.2 million for the three months ended September 30, 2013. The decrease in revenue primarily resulted from lower manufacturing revenue associated with SPD.

Net product sales and services revenue from our consumer diagnostics business segment revenue increased by $5.1 million, or 7%, to $80.3 million for the nine months ended September 30, 2014, from $75.3 million for the nine months ended September 30, 2013. The increase in revenue primarily resulted from an increase in our manufacturing revenue associated with SPD, as SPD successfully launched the Clearblue Advanced Pregnancy Test with Weeks Estimator product in the U.S. during the third quarter of 2013.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue remained flat at $4.2 million for the three months ended September 30, 2014, as compared to $4.2 million for the three months ended September 30, 2013.

License and royalty revenue increased by approximately $2.9 million, or 22%, to $16.0 million for the nine months ended September 30, 2014, from $13.1 million for the nine months ended September 30, 2013. The increase in royalty revenue for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, is primarily a result of higher royalties earned under existing licensing agreements.

Gross Profit and Margin Percentage. Gross profit decreased by $26.4 million, or 7%, to $342.9 million for the three months ended September 30, 2014, from $369.3 million for the three months ended September 30, 2013. The decrease in gross profit during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was largely attributed to declines in Beckman BNP product sales and pain management and rehab during the third quarter of 2014.

Gross profit decreased by $82.7 million, or 7%, to $1.0 billion for the nine months ended September 30, 2014, from $1.1 billion for the nine months ended September 30, 2013. The decrease in gross profit during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was largely attributed to the decrease in net product sales and services revenue principally resulting from declines in Beckman BNP product sales during the third quarter of 2014, compared to the comparable period in 2013, lower pain management and rehab revenues, weak U.S. flu-related sales, a larger-than-expected reduction in U.S. healthcare utilization which primarily impacted our U.S. infectious disease revenue, decline in diabetes revenue attributable to the reduction in CMS’ reimbursement rates described above, coupled with the impacts of a recall of INRatio2 test strips and a recall of certain Triage BNP Calibrators during the nine months ended September 30, 2014, which included revenue and cost of sales charges totaling $7.5 million during the nine months ended September 30, 2014.

Cost of net revenue included amortization expense of $16.0 million and $18.0 million for the three months ended September 30, 2014 and 2013, respectively. Included in the cost of net revenue for the three months ended September 30, 2013 was a $0.7 million non-cash charge relating to the write-up of inventory to fair value in connection with our acquisition of Epocal. Reducing gross profit for the three months ended September 30, 2014 and 2013 was $5.7 million and $3.6 million, respectively, in restructuring charges.

Cost of net revenue included amortization expense of $48.1 million and $53.7 million for the nine months ended September 30, 2014 and 2013, respectively, and $1.9 million of non-cash charges relating to the write-up of inventory to fair value in connection with certain acquisitions during the nine months ended September 30, 2013. Reducing gross profit for the nine months ended September 30, 2014 and 2013 was $6.8 million and $4.9 million, respectively, in restructuring charges.

Overall gross margin for each of the three and nine months ended September 30, 2014 was 47%, compared to 49% and 50%, respectively, for the three and nine months ended September 30, 2013. The lower gross margin in the current three-month period principally reflects lower revenues from Beckman BNP product sales and pain management and rehab toxicology revenues. The lower gross margin in the current nine-month period principally reflects lower pain management and rehab toxicology revenues, the impact of the reduced mail order diabetes reimbursement rates noted above, as well as revenue and cost of sales charges of approximately $7.5 million incurred in the second quarter in connection with our recall of INRatio2 test strips and our recall of certain Triage BNP Calibrators.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue decreased by $27.2 million, or 7%, to $339.9 million for the three months ended September 30, 2014, from $367.1 million for the three months ended September 30, 2013. Gross profit from net product sales and services revenue decreased by $87.0 million, or 8%, to $1.0 billion for the nine months ended September 30, 2014, from $1.1 billion for the nine months ended September 30, 2013. Gross profit from net product sales and services revenue by business segment for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Professional diagnostics	$273,292	$300,832	(9)%	$832,159	$915,871	(9)%
Health information solutions	60,386	60,907	(1)%	174,330	179,464	(3)%
Consumer diagnostics	6,235	5,403	15%	17,179	15,303	12%

Gross profit from net product sales and services revenue	$339,913	$367,142	(7)%	$1,023,668	$1,110,638	(8)%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue decreased by $27.5 million, or 9%, to $273.3 million for the three months ended September 30, 2014, compared to $300.8 million for the three months ended September 30, 2013. The lower gross profit in the current period principally reflects declines in Beckman BNP product sales and pain management and rehab revenues during the third quarter of 2014, compared to the comparable period in 2013. Cost of professional diagnostics net product sales and services revenue during the three months ended September 30, 2013 included a non-cash charge of $0.7 million relating to the write-up of inventory to fair value in connection with certain acquisitions. Reducing gross profit during the three months ended September 30, 2014 and 2013 was $5.7 million and $3.4 million, respectively, in restructuring charges.

Gross profit from our professional diagnostics net product sales and services revenue decreased by $83.7 million, or 9%, to $832.2 million for the nine months ended September 30, 2014, compared to $915.9 million for the nine months ended September 30, 2013. The lower gross profit for the nine months ended September 30, 2014 principally reflects declines in Beckman BNP product sales during the third quarter of 2014 compared to the comparable period in 2013, lower pain management and rehab revenues, lower U.S. flu-related sales and reduced mail order diabetes reimbursement rates. Cost of professional diagnostics net product sales and services revenue during the nine months ended September 30, 2013 included a non-cash charge of $1.9 million relating to the write-up of inventory to fair value in connection with certain acquisitions. Reducing gross profit during the nine months ended September 30, 2014 and 2013 was $6.7 million and $3.8 million, respectively, in restructuring charges.

Cost of professional diagnostics net product sales and services revenue included amortization expense of $15.1 million and $15.2 million during the three months ended September 30, 2014 and 2013, respectively. Cost of professional diagnostics net product sales and services revenue included amortization expense of $45.3 million and $48.3 million during the nine months ended September 30, 2014 and 2013, respectively.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three and nine months ended September 30, 2014 was 47% and 48%, respectively, compared to 51% and 52% for the three and nine months ended September 30, 2013, respectively. The lower gross margin in the current three-month period principally reflects declines in Beckman BNP product sales and pain management and rehab revenues, compared to the comparable period in 2013. The lower gross margin in the current nine-month period principally reflects a continued weakness in U.S. healthcare utilization and lower pain management and rehab revenues, coupled with the impacts of a recall of INRatio2 test strips and our recall of certain Beckman Coulter Triage BNP Tests, lower U.S. flu-related sales and reduced mail order diabetes reimbursement rates, compared to the comparable period in 2013.

Health Information Solutions

Gross profit from our health information solutions net product sales and services revenue decreased by $0.5 million, or 1%, to $60.4 million for the three months ended September 30, 2014, compared to $60.9 million for the three months ended September 30, 2013. Reducing gross profit during the three months ended September 30, 2014 and 2013 was $0.0 million and $0.1 million in restructuring charges, respectively. Gross profit from our health information solutions net product sales and services revenue decreased by $5.1 million, or 3%, to $174.3 million for the nine months ended September 30, 2014, compared to $179.5 million for the nine months ended September 30, 2013. Reducing gross profit during the nine months ended September 30, 2014 and 2013 was $0.1 million and $1.1 million in restructuring charges, respectively.

Cost of health information solutions net product sales and services revenue included amortization expense of $0.9 million and $2.5 million during the three months ended September 30, 2014 and 2013, respectively. Cost of health information solutions net product sales and services revenue included amortization expense of $2.7 million and $4.7 million during the nine months ended September 30, 2014 and 2013, respectively.

As a percentage of our health information solutions net product sales and services revenue, gross margin for the three and nine months ended September 30, 2014 was 49% and 47%, respectively, compared to 46% and 45% for the three and nine months ended September 30, 2013, respectively. The increase in gross margin was primarily due to operational efficiencies realized during the nine months ended September 30, 2014 within the condition and case management business as a result of various restructuring plans.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue increased by $0.8 million, or 15%, to $6.2 million for the three months ended September 30, 2014, from $5.4 million for the three months ended September 30, 2013. Gross profit from our consumer diagnostics net product sales and services revenue increased by $1.9 million, or 12%, to $17.2 million for the nine months ended September 30, 2014, compared to $15.3 million for the nine months ended September 30, 2013. The increase in the gross profit for the three-month period was primarily the result of product mix and higher margins in our over-the-counter drug business. The increase in gross profit for the nine-month period was primarily the result of an increase in our manufacturing revenue, as discussed above.

Cost of consumer diagnostics net product sales and services revenue included amortization expense of $0.0 million and $0.2 million during the three months ended September 30, 2014 and 2013, respectively. Cost of consumer diagnostics net product sales and services revenue included amortization expense of $0.1 million and $0.7 million during the nine months ended September 30, 2014 and 2013, respectively.

As a percentage of our consumer diagnostics net product sales and services revenue, gross margin for the three and nine months ended September 30, 2014 was 24% and 21%, respectively, compared to 19% and 20% for the three and nine months ended September 30, 2013, respectively.

Research and Development Expense. Research and development expense decreased by $1.7 million, or 4%, to $38.7 million for the three months ended September 30, 2014, from $40.5 million for the three months ended September 30, 2013. Research and development expense during the three months ended September 30, 2014 and 2013 is reported net of grant funding of $2.5 million and $1.9 million, respectively, arising from the research and development funding relationship with the Bill and Melinda Gates Foundation that we entered into in February 2013. Included in research and development expense for the three months ended September 30, 2014 and 2013 were restructuring charges associated with our various restructuring plans to reduce expenses and integrate our newly-acquired businesses totaling approximately $5.5 million and $1.1 million, respectively. Amortization expense of $1.4 million and $1.2 million was included in research and development expense for the three months ended September 30, 2014 and 2013, respectively.

Research and development expense decreased by $6.0 million, or 5%, to $114.9 million for the nine months ended September 30, 2014, from $120.9 million for the nine months ended September 30, 2013. Research and development expense during the nine months ended September 30, 2014 and 2013 is reported net of grant funding of $7.0 million and $4.3 million, respectively, arising from our research and development funding relationship with the Bill and Melinda Gates Foundation. Included in research and development expense for the nine months ended September 30, 2014 and 2013 were restructuring charges associated with our various restructuring plans to reduce expenses and integrate our newly-acquired businesses totaling approximately $8.5 million and $1.7 million, respectively. Amortization expense of $3.7 million and $3.6 million was included in research and development expense for the nine months ended September 30, 2014 and 2013, respectively.

Research and development expense as a percentage of net revenue was 5% for the three and nine months ended September 30, 2014 and 2013.

Sales and Marketing Expense. Sales and marketing expense decreased by $22.4 million, or 14%, to $136.3 million for the three months ended September 30, 2014, from $158.7 million for the three months ended September 30, 2013. The decrease was primarily driven by lower amortization expense related to customer relationship intangibles during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Amortization expense of $44.9 million and $59.2 million was included in sales and marketing expense for the three months ended September 30, 2014 and 2013, respectively. Restructuring charges associated with our various restructuring plans to reduce expenses and integrate our newly-acquired businesses totaling approximately $1.0 million and $0.2 million were included in sales and marketing expense for the three months ended September 30, 2014 and 2013, respectively.

Sales and marketing expense decreased by $40.4 million, or 9%, to $432.5 million for the nine months ended September 30, 2014, from $472.9 million for the nine months ended September 30, 2013. The decrease in sales and marketing expense was primarily driven by lower amortization expense related to customer relationship intangibles during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Amortization expense of $135.1 million and $170.1 million was included in sales and marketing expense for the nine months ended September 30, 2014 and 2013, respectively. Restructuring charges associated with our various restructuring plans to reduce expenses and integrate our newly-acquired businesses totaling approximately $7.4 million and $1.5 million were included in sales and marketing expense for the nine months ended September 30, 2014 and 2013, respectively.

Sales and marketing expense as a percentage of net revenue was 19% and 20% for the three and nine months ended September 30, 2014, respectively, compared to 21% for each of the three and nine months ended September 30, 2013.

General and Administrative Expense. General and administrative expense decreased by approximately $8.5 million, or 6%, to $130.2 million for the three months ended September 30, 2014, from $138.7 million for the three months ended September 30, 2013. The decrease was primarily attributable to the reversal of $5.5 million of expenses recorded for fair value adjustments to acquisition-related contingent consideration during the third quarter of 2014, as compared to the $2.7 million of adjustments recorded in the comparable period in 2013, the $5.5 million of costs associated with the proxy contest and the $5.9 million loss associated with the disposition of our Spinreact, S.A. subsidiary located in Spain during the third quarter of 2013, offset by the inclusion in general and administrative expense for the three months ended September 30, 2014 of $6.2 million of costs associated with potential business dispositions, a $2.8 million increase in restructuring plans to integrate our newly-acquired businesses, as well as a $0.4 million loss on the sale of our equity investment in Vedalab S.A., or Vedalab, recorded in the three months ended September 30, 2014.

General and administrative expense increased by approximately $15.4 million, or 4%, to $425.0 million for the nine months ended September 30, 2014, from $409.6 million for the nine months ended September 30, 2013. The increase was primarily attributable to the inclusion in general and administrative expense for the nine months ended September 30, 2014 of $20.8 million of costs associated with potential business dispositions, a $6.5 million increase in restructuring plans to integrate our newly-acquired businesses, offset by the $5.5 million of costs associated with the proxy contest and the $5.9 million loss associated with the disposition of our Spinreact, S.A. subsidiary located in Spain during the third quarter of 2013, as discussed above.

General and administrative expense as a percentage of net revenue was 18% and 19% for the three and nine months ended September 30, 2014, respectively, compared to 18% for each of the three and nine months ended September 30, 2013.

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense decreased by $0.9 million, or 2%, to $52.5 million for the three months ended September 30, 2014, from $53.4 million for the three months ended September 30, 2013. The decrease is principally due to the lower interest rate associated with our 6.5% senior subordinated notes issued in May 2013, compared to the interest rate associated with our 9% senior subordinated notes which we redeemed in the second quarter of 2013.

Interest expense decreased by $46.6 million, or 23%, to $156.7 million for the nine months ended September 30, 2014, from $203.3 million for the nine months ended September 30, 2013. The decrease is principally due to a $35.6 million loss recorded in connection with the repurchase of our 9% senior subordinated notes during the nine months ended September 30, 2013. Also contributing to the decrease was the lower interest rate associated with our 6.5% senior subordinated notes issued in May 2013, compared to the interest rate associated with our 9% senior subordinated notes which we redeemed in the second quarter of 2013.

Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Interest income (expense), net	$718	$799	$(81)	$1,574	$2,602	$(1,028)
Foreign exchange gains (losses), net	(8,392)	(3,721)	(4,671)	(958)	(3,258)	2,300
Other	(586)	(5,946)	5,360	(1,502)	(7,604)	6,102

Total other income (expense), net	$(8,260)	$(8,868)	$608	$(886)	$(8,260)	$7,374

Other expense of $1.5 million for the nine months ended September 30, 2014 primarily reflected $1.9 million in losses on disposals of fixed assets and a $1.8 million write-down on a receivable, offset by a $1.5 million reversal of a legal settlement accrual and a $0.5 million reversal of a royalty accrual. Other expense of $5.9 million and $7.6 million for the three and nine months ended September 30, 2013, respectively, includes a provision of $5.0 million to reflect an estimate of the settlement or litigation costs which we may incur associated with an ongoing dispute with a customer in our U.S. toxicology business.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes changed by $91.7 million to a $76.6 million provision for the three months ended September 30, 2014, from a $(15.1) million benefit for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 and 2013 was (331.4)% and 41.1% on loss from continuing operations before provision (benefit) for income taxes of $23.1 million and $36.7 million, respectively. Our effective tax rate is based on our year-to-date results and projected income (loss), and is primarily impacted by changes in the geographical mix of consolidated pre-tax income (loss). The change in the effective tax rate for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, is primarily a result of the following: (i) valuation allowance of $79.4 million against U.S. foreign tax credit carryforwards, (ii) our forecasted jurisdictional mix of income (loss), and (iii) loss entity valuation allowance changes.

The provision (benefit) for income taxes changed by $93.8 million to a $63.1 million provision for the nine months ended September 30, 2014, from a $(30.7) million benefit for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 and 2013 was (66.6)% and 30.0% on loss from continuing operations before provision (benefit) for income taxes of $94.8 million and $102.3 million, respectively. Our effective tax rate is based on our year-to-date results and projected income (loss), and is primarily impacted by changes in the geographical mix of consolidated pre-tax income (loss). The change in the effective tax rate for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, is primarily a result of the following: (i) valuation allowance of $79.4 million against U.S. foreign tax credit carryforwards, (ii) our forecasted jurisdictional mix of income (loss), and (iii) loss entity valuation allowance changes.

Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As discussed above, the provision (benefit) for income taxes for the three months and nine months ended September 30, 2014 included a valuation allowance of $79.4 million against U.S. foreign tax credit carryforwards. This valuation allowance was established as we determined that it is more likely than not that these deferred tax assets will not be realized. This decision was based on the weight of all available positive and negative evidence that existed at September 30, 2014.

Equity Earnings of Unconsolidated Entities, Net of Tax. Equity earnings of unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax for the three and nine months ended September 30, 2014 reflects the following: (i) our 50% interest in SPD in the amount of $5.9 million and $12.8 million, respectively, and (ii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.5 million and $1.2 million, respectively. Loss on sale of our 40% interest in Vedalab S.A., or Vedalab, was in the amount of $0.4 million. Equity earnings of unconsolidated entities, net of tax for the three and nine months ended September 30, 2013 reflects the following: (i) our 50% interest in SPD in the amount of $4.7 million and $11.4 million, respectively, (ii) our 49% interest in TechLab in the amount of $0.5 million and $1.3 million, respectively and (iii) our 40% interest in Vedalab S.A., or Vedalab, in the amount of $0.5 million and $0.6 million, respectively.

        Income (Loss) from Discontinued Operations, Net of Tax. The results of the ACS Companies’ business are included in income (loss) from discontinued operations, net of tax, for all periods presented. For the three months ended September 30, 2014, the discontinued operations generated net income of $7.0 million, as compared to a net loss of $3.2 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the discontinued operations generated net income of $2.0 million, as compared to a net loss of $8.6 million for the nine months ended September 30, 2013. The net income of $7.0 million and $2.0 million for the three and nine months ended September 30, 2014, respectively, reflects a gain of $7.2 million ($11.3 million, net of tax) resulting from the write down of $18.0 million ($11.2 million, net of tax) of finite-lived intangible assets and $1.1 million ($0.7 million, net of tax) of fixed assets to fair value, along with the reversal of a $26.3 million ($23.2 million, net of tax) contingent consideration obligation associated with our original purchase of ACS. See Note 16.

Our Consolidated Statements of Cash Flows reflect an adjustment to net loss relating to a tax benefit associated with discontinued operations that is being retained subsequent to the closing of the divestiture transaction. The tax benefit was $9.6 million and $5.5 million for the nine months ending September 30, 2014 and 2013, respectively.

Net Loss Available to Common Stockholders. For the three months ended September 30, 2014, we generated a net loss available to common stockholders of $91.5 million, or $1.10 per basic and diluted common share. For the three months ended September 30, 2013, we generated a net loss available to common stockholders of $24.8 million, or $0.30 per basic and diluted common share. Net loss available to common stockholders reflects $5.4 million of preferred stock dividends paid during each of the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014, we generated a net loss available to common stockholders of $158.0 million, or $1.91 per basic and diluted common share. For the nine months ended September 30, 2013, we generated a net loss available to common stockholders of $83.5 million, or $1.03 per basic and diluted common share. Net loss available to common stockholders reflects $15.9 million of preferred stock dividends paid during each of the nine months ended September 30, 2014 and 2013. See Note 6 of the accompanying Consolidated Financial Statements for the calculation of net loss per common share.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short- and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. Additionally, we remain engaged in discussions concerning divestitures, and we expect that as we complete divestitures we will use net proceeds to reduce our outstanding debt and intend to do so with regard to the net proceeds from our pending sale of our Alere Health business. As of September 30, 2014, we had $444.9 million of cash and cash equivalents, of which $150.7 million was held by domestic subsidiaries and $294.1 million was held by foreign entities. We do not plan to repatriate cash held by foreign entities due to adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities.

We may also utilize our secured credit facility or other new sources of financing to fund a portion of our capital needs and other commitments, including our contractual contingent consideration obligations and future acquisitions. As of September 30, 2014, we had outstanding borrowings totaling $170.0 million under the $250.0 million revolving line of credit under our secured credit facility, leaving $80.0 million available to us for additional borrowings. The terms and conditions of our outstanding debt instruments also contain covenants which expressly restrict our ability to incur additional indebtedness and conduct other financings. As of September 30, 2014, we had $3.8 billion in outstanding indebtedness comprised of $2.3 billion under our secured credit facility, including borrowings under our revolving line of credit, $450.0 million of 7.25% senior notes due 2018, $400.0 million of 8.625% senior subordinated notes due 2018, $425.0 million of 6.5% senior subordinated notes due 2020, and $150.0 million of 3% convertible senior subordinated notes due 2016. In February 2013, we redeemed the $1.8 million outstanding principal amount of our 7.875% senior notes pursuant to our optional redemption right under the indenture under which the 7.875% senior notes were issued.

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

Our funding plans for our working capital needs and other commitments may be adversely impacted if our underlying assumed revenues and expenses are not realized. In particular, we could experience unexpected costs associated with our potential divestitures, operational integration efforts, core research and development projects, cost-saving initiatives and existing or unforeseen lawsuits against us. We may also choose to make significant investment to pursue legal remedies against potential infringers of our intellectual property rights. If we decide to engage in such activities, or if our operating results fail to meet our expectations, we could be required to seek additional funding through public or private financings or other arrangements. In such event, adequate funds may not be available when needed or may be available only on terms which could have a negative impact on our business and results of operations. In addition, if we raise additional funds by issuing equity or convertible securities, dilution to then-existing stockholders may result.

	Nine Months Ended September 30,
Cash Flow Summary (in thousands)	2014	2013
Net cash provided by operating activities	$216,895	$159,105
Net cash used in investing activities	(69,252)	(222,648)
Net cash provided by (used in) financing activities	(55,245)	84,208
Foreign exchange effect on cash and cash equivalents	(9,445)	4,982

Net increase in cash and cash equivalents	82,953	25,647
Cash and cash equivalents, beginning of period	361,908	328,346

Cash and cash equivalents, end of period	444,861	353,993
Less: Cash and cash equivalents of discontinued operations, end of period	8	1

Cash and cash equivalents of continuing operations, end of period	$444,853	$353,992

Summary of Changes in Cash Position

As of September 30, 2014, we had cash and cash equivalents of $444.9 million, an $83.0 million increase from December 31, 2013. Our primary sources of cash during the nine months ended September 30, 2014 included $216.9 million generated by our operating activities, $35.6 million of cash received from common stock issuances under employee stock option and stock purchase plans, $9.5 million received from the sale of our 40% equity investment in Vedalab, $5.5 million received from dispositions, $1.2 million in proceeds from the sale of property and equipment and $1.2 million from a decrease in other assets. Our primary uses of cash during the nine months ended September 30, 2014 were $80.5 million of capital expenditures, $48.1 million related to the repayment of long-term debt obligations, $23.6 million related to payments of acquisition-related contingent consideration obligations, $16.0 million for cash dividends paid on our Series B Preferred Stock, a $3.0 million increase in our restricted cash balance and $5.3 million for principal payments on our capital lease obligations. Fluctuations in foreign currencies unfavorably impacted our cash balance by $9.4 million during the nine months ended September 30, 2014.

Cash and cash equivalents increased $25.6 million during the nine months ended September 30, 2013. Our primary sources of cash during the nine months ended September 30, 2013 included $159.1 million generated by our operating activities, $460.1 million of net proceeds received in connection with long-term debt issuances, which included $425.0 million of gross proceeds received in connection with the issuance of our 6.5% senior subordinated notes, $138.8 million of net proceeds under various revolving credit facilities, which included $190.0 million borrowed against our secured credit facility revolving line-of-credit, $32.0 million received from the disposition of our Spinreact operations, $21.5 million related to a decrease in other assets, $17.6 million of cash received from common stock issuances under employee stock option and stock purchase plans, $11.3 million return of capital related to an equity investment and $5.8 million in proceeds from the sale of property and equipment. Our primary uses of cash during the nine months ended September 30, 2013 were $455.2 million of cash payments on long-term debt, which included $400.0 million of cash payments related to the repurchase of our 9% senior subordinated notes, $166.2 million net cash paid for acquisitions, $90.0 million of capital expenditures, $33.9 million related to an increase in restricted cash, $27.5 million related to payments of acquisition-related contingent consideration obligations, $19.0 million related to tender offer consideration and call premium incurred in connection with the repurchase of our 9% senior subordinated notes, $16.0 million for cash dividends paid on our Series B preferred stock, $9.8 million related to the payment of debt-related financing costs and $5.3 million for payment of capital lease obligations. Fluctuations in foreign currencies improved our cash balance by $5.0 million during the nine months ended September 30, 2013.

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2014 was $216.9 million, which resulted from a net loss of $142.2 million, $325.1 million of non-cash items and $48.5 million of cash provided by changes in net working capital during the period. The $325.1 million of non-cash items included, among other items, $290.8 million related to depreciation and amortization, $12.2 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $9.6 million of tax benefit related to discontinued operations retained by Alere Inc., $5.9 million loss on the disposition of fixed assets, $7.8 million related to non-cash stock-based compensation, $7.2 million of impairment of long-lived assets, $2.8 million related to other non-cash items, a $0.6 million loss on a disposition and a $0.4 million increase related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, partially offset by a $13.7 million in equity earnings of unconsolidated entities, net of tax. In addition, $12.5 million of net cash was used in discontinued operations for operating activities.

Net cash provided by operating activities during the nine months ended September 30, 2013 was $159.1 million, which resulted from a net loss of $67.0 million and $95.4 million of cash utilized by changes in net working capital items during the period, offset by $323.5 million of non-cash items. The $323.5 million of non-cash items included, among other items, $325.6 million related to depreciation and amortization, $14.5 million related to non-cash stock-based compensation, $14.1 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $35.6 million related to a loss on extinguishment of debt, $6.7 million related to other non-cash items, $5.9 million loss on disposition from our sale of the Spinreact operations, $4.1 million related to the impairment of long-lived assets, $5.5 million of tax benefit related to discontinued operations retained by Alere Inc. and a $1.9 million non-cash charge related to the write up of inventory to fair value in connection with the acquisition of Epocal, all partially offset by a $73.5 million decrease related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, $13.2 million in equity earnings of unconsolidated entities, net of tax, and $5.7 million relating to a bargain purchase gain in connection with our acquisition of the Liberty business. In addition, $10.6 million of net cash was used in discontinued operations for operating activities.

Cash Flows from Investing Activities

Our investing activities during the nine months ended September 30, 2014 utilized $69.3 million of cash, including $80.5 million of capital expenditures and a $3.0 million increase in our restricted cash balance, partially offset by $9.5 million of cash proceeds from the sale of our 40% equity investment in Vedalab, $5.5 million of cash received from dispositions, a $1.2 million decrease in other assets, $1.2 million of proceeds from the sale of property, plant and equipment and $0.2 million of cash received from equity investments. In addition, discontinued operations used $3.3 million of net cash for investing activities.

Our investing activities during the nine months ended September 30, 2013 utilized $222.6 million of cash, including $166.2 million net cash paid for acquisitions, $90.0 million of capital expenditures and an increase in our restricted cash balance of $33.9 million, which was principally driven by a $29.0 million deposit in connection with a foreign bank loan arrangement and $7.9 million of cash received from the Bill and Melinda Gates Foundation, of which $3.5 million was used to fund qualified expenditures, partially offset by $32.0 million in proceeds relating to the disposition of our Spinreact operations, a $21.5 million decrease related to other assets, an $11.3 million return of capital related to an equity investment and $5.8 million of proceeds received from the sale of property and equipment. In addition, discontinued operations used $3.2 million of net cash for investing activities.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2014 was $55.2 million. Financing activities during the nine months ended September 30, 2014 primarily included approximately $48.1 million for the payment of long-term debt obligations, $23.6 million for payments of acquisition-related contingent consideration obligations, $16.0 million for dividend payments related to our Series B preferred stock, and $5.3 million for payment of capital lease obligations. We received approximately $35.6 million of cash from common stock issuances under employee stock option and stock purchase plans, $1.0 million from long-term debt borrowings, and $0.8 million from short-term debt borrowings. In addition, discontinued operations used $0.6 million of net cash for financing activities.

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

As of September 30, 2014, we had an aggregate of $17.8 million in outstanding capital lease obligations which are payable through 2019.

Income Taxes

As of December 31, 2013, we had approximately $76.6 million of U.S. federal net operating loss, or NOL, and capital loss carryforwards, approximately $998.8 million of state NOL carryforwards and $254.7 million of foreign NOL and capital loss carryforwards, which either expire on various dates through 2033 or can be carried forward indefinitely. As of December 31, 2013, we had approximately $79.4 million of federal and state research and development, foreign tax and alternative minimum tax credits which either expire on various dates through 2033 or can be carried forward indefinitely. These loss and credit carryforwards may be available to reduce future federal, state and foreign taxable income, if any, and are subject to review and possible adjustment by the appropriate tax authorities when utilized.

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

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2014.

Contractual Obligations

As of September 30, 2014, our contractual obligations have not changed significantly since December 31, 2013, as presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.

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

Except as disclosed below, there have been no material developments with respect to the legal proceedings discussed in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.

Matters Relating to our San Diego Facility

In September 2014, as follow up to a further inspection of our San Diego facility, the FDA notified us that this most recent inspection was classified “voluntary action indicated,” meaning that the objectionable conditions or practices found in the inspection do not warrant regulatory action, but that formal close-out of the October 12 Warning Letter could not occur until after a future inspection.

Matters Related to Theft of Laptop

On October 7, 2014, the class action filed in the U.S. District Court for the Northern District of California against Alere Home Monitoring, Inc., or AHM, was dismissed with leave to amend the complaint. On October 28, 2014, an amended complaint was filed, to which AHM has until November 17, 2014 to respond.

ITEM 1A.	RISK FACTORS

The announcement of our agreement to sell our health management business could adversely affect our business.

On October 27, 2014, we entered into a membership interest purchase agreement with Optum pursuant to which we agreed to sell our health management business for a purchase price of $600.0 million. The closing of the sale is currently expected to occur during the fourth quarter of 2014. The announcement of the sale of our health management business, or any significant delay in the consummation of the sale, could cause disruptions in our business, including affecting our relationships with our customers, vendors and employees. For example, customers of the health management business could defer decisions to purchase services from us, seek to renegotiate their existing arrangements or terminate their relationships with us. Similarly, employees uncertain about their future employment status or opportunities may seek other employment. Any of these outcomes could have a material adverse effect on our revenues, results of operations and financial condition, regardless of whether the transaction is completed.

While the sale of our health management business is pending, we will be subject to contractual restrictions and commitments that could have a material adverse effect on our operations and the future of our business.

The purchase agreement for our health management business includes restrictions on the conduct of our business prior to the completion of the sale, generally requiring us to conduct our business in the ordinary course and preventing us from taking specified actions without the buyer’s prior written consent. These and other contractual limitations in the purchase agreement may delay, restrict or prevent us from responding effectively to competitive pressures, industry developments or future business opportunities that may arise during the pre-closing period, even if our management thinks they are advisable. Further, ongoing preparation for the sale of the health management business will require substantial time commitments from members of our senior management team and other employees, which will reduce the amount of time they can devote to improving our continuing business operations. Any of these outcomes could have a material adverse effect on our revenues, results of operations and financial condition, regardless of whether the transaction is completed.

We may be unable to obtain necessary regulatory clearances to complete the sale of our health management business.

The sale of our health management business is subject to review by the Antitrust Division of the Department of Justice and the Federal Trade Commission under the HSR Act, and potentially by other regulatory authorities. Under the terms of the purchase agreement for the health management business, it is a condition to the buyer’s obligation to consummate the transaction that all applicable waiting periods under the HSR Act shall have expired without objection from applicable regulators and that there not be in effect any preliminary or permanent governmental order (including a temporary restraining order), or any law, prohibiting or making illegal the consummation of any of the transactions contemplated by the purchase agreement. We cannot provide assurances that we will obtain all necessary regulatory approvals to complete the sale in a timely manner. Regulators may request additional information regarding the transaction, which could substantially delay consummation of the sale. Regulators could also seek to impose modifications to the terms of the transaction, require divestitures, place restrictions on business operations or prohibit consummation of the transaction. We and the buyer have only limited contractual obligations to seek to accommodate any modifications to the terms of the transaction requested or required by regulatory authorities. If any regulatory authority does not approve the terms of the transaction as negotiated by the parties, or if regulatory review of the transaction extends beyond the timeframe anticipated by the parties, the buyer may not have an obligation to consummate the transaction and may decide not to proceed with the transaction.

The failure to complete the sale of our health management business could adversely affect our business.

There is no assurance that the sale of our health management business will occur when and as expected, or at all. In addition to conditions regarding regulatory approval, the transaction is subject to other closing conditions, including the absence of a material adverse effect on the business to be sold, the receipt of required consents and approvals from third parties, including the required lenders under our senior secured credit facility, and the continued accuracy of our representations and warranties. If any condition to closing is not satisfied, the parties will not be obligated to consummate the transaction. Moreover, if for any reason the closing of the sale is not completed by April 27, 2015, or upon the happening of certain other events such as the entry of a final and non-appealable court order prohibiting consummation of the transaction, either we or Optum may have the right to terminate the agreement. The deadline for the completion of the closing of the sale will be extended to July 27, 2015 if the only condition that has not been satisfied as of April 27, 2015 is the expiration of all waiting periods under the HSR Act or other applicable antitrust laws. If the proposed sale is not completed for any reason, the market price of our common stock could decline on the basis that such price currently reflects an assumption that the sale will be completed and that the proceeds of the sale will be used to repay a portion of our outstanding indebtedness. The failure of the transaction to occur may result in negative publicity and a negative impression of us among other potential buyers of our health management business, as well as in the investment community generally. We may be unable to locate a buyer willing to purchase the health management business on terms equivalent to or more attractive than those agreed to by the buyer. We may face litigation regarding the transaction, which could cause us to incur substantial defense costs and potentially result in an adverse judgment for damages. Finally, we are incurring significant financial advisory, accounting, legal, regulatory and other expenses pursuing the sale of our health management business, and these expenses will reduce our earnings and cash flows, whether or not the sale is completed.

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description

*3.1	Amended and Restated Certificate of Incorporation of the Company

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date August 21, 2014, filed on August 26, 2014)

10.1†	Alere Inc. 2010 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on July 17, 2014)

10.2†	Alere Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on July 17, 2014)

10.3†	Form of Change of Control Agreement between the Company and various executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date October 25, 2014, filed on October 28, 2014)

*10.4†	Summary of Material Terms of Award Agreements under Alere Inc. Stock Option Plans

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013, (b) our Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013, (c) our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith
†	Management contract or compensatory plan or arrangement, of amendment thereto

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: November 7, 2014	/s/ Carla R. Flakne
Carla R. Flakne
Chief Accounting Officer and an authorized officer