Form 10-K
period 2014-12-31
ALERE INC.
filed 2015-03-05
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock on the New York Stock Exchange on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,918,891,906.

As of March 2, 2015, the registrant had 84,486,762 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s 2015 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

ALERE INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2014

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

ITEM 1. BUSINESS

General

Alere delivers reliable and actionable health information through rapid diagnostic tests, resulting in better clinical and economic healthcare outcomes globally. Our high-performance diagnostics for infectious disease, cardiometabolic disease and toxicology are designed to meet the growing global demand for accurate, easy-to-use and cost-effective near-patient tests. Our goal is to make Alere products accessible to more people around the world, even those located in remote and resource-limited areas, by making them affordable and usable in any setting. By making critical clinical diagnostic information available to doctors and patients in an actionable timeframe, Alere products help streamline healthcare delivery and improve patient outcomes.

Our company, formerly known as Inverness Medical Innovations, Inc., was formed in 2001. Since that time, we have grown our businesses through strategic acquisitions, tactical use of our intellectual property portfolio and organic growth. In July 2010, our company changed its name to Alere Inc. Our common stock is listed on the New York Stock Exchange under the symbol “ALR.”

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

Our reportable operating segments are professional diagnostics, patient self-testing and consumer diagnostics. Financial information about our reportable segments is provided in Note 17 of the notes to consolidated financial statements which are included elsewhere in this report.

Recent Divestitures

On January 9, 2015, we completed the sale of our condition management, case management, wellbeing, wellness, and women’s and children’s health businesses, which we refer to collectively as our health management business, to OptumHealth Care Solutions for a purchase price of $600.1 million, subject to a customary post-closing working capital and net cash adjustment. We used the net cash proceeds of the sale to repay $575.0 million in aggregate principal amount of outstanding indebtedness under our secured credit facility. On October 10, 2014, we completed the sale of our subsidiary, Alere Accountable Care Solutions, LLC, or ACS.

Except for our patient self-testing products and services, the health management business and ACS together represented substantially all of the assets and activities comprising our former health information solutions segment, which we now refer to as our patient self-testing segment. We reclassified the assets and liabilities of the health management business as held for sale within the accompanying consolidated balance sheet as of December 31, 2014, and the results of the operations of the health management business and ACS are reported as income (loss) from discontinued operations, net of tax, for all periods presented in our accompanying consolidated statements of operations. See Note 24 to our accompanying consolidated financial statements for more information about these divestitures and discontinued operations.

Products & Services

Professional Diagnostics

Our professional diagnostic solutions allow patients and their healthcare providers to work together to better manage patients’ conditions over the continuum of care, from the hospital to home. Professional diagnostics are generally designed to assist medical professionals in both preventative and interventional medicine, and include testing and monitoring performed in hospitals, laboratories and doctors’ offices and, increasingly, patient self-testing, which we define as testing or monitoring performed at home under the supervision of a medical professional. Professional diagnostic products provide for qualitative or quantitative analysis of patient samples for evidence of a specific medical condition, disease state or toxicological state or to measure response to therapy. Within professional diagnostics, we focus on point-of-care, rapid diagnostic testing and the developing patient self-testing and patient self-management markets where we believe that we can directly and immediately improve patient health outcomes. We distinguish these markets from clinical diagnostic markets consisting of large, centralized laboratories offering a wide range of highly-automated laboratory services in hospital or related settings. The point-of-care market for rapid diagnostic products includes all areas where a patient is assessed or diagnosed, including hospitals, laboratories, physician offices, specialized mobile clinics, emergency rooms, rapid-response laboratories and patient health screening locations.

In the market for rapid diagnostic products, the ability to deliver faster, accurate results at competitive prices generally drives demand. While there is certainly demand for faster, more efficient automated equipment from large hospitals and major reference testing laboratories, we believe there is also growing demand by point-of-care facilities and smaller laboratories for fast, high-quality, cost-effective and potentially life-saving, self-contained diagnostic kits. As the speed and accuracy of these products improve, we believe that they will play an increasingly important role in achieving earlier diagnosis, timely intervention and therapy monitoring outside acute medical environments. Our current professional diagnostic products include point-of-care and laboratory tests within the following areas:

Infectious Disease.    We believe that the demand for infectious disease diagnostic products is growing faster than many other segments of the immunoassay market due to the increasing incidence and awareness of certain diseases or groups of diseases, including viral hepatitis, respiratory syncytial virus (RSV), influenza, pneumonia, tuberculosis, human immunodeficiency virus (HIV) / acquired immunodeficiency syndrome (AIDS), gastrointestinal disease, vector-borne diseases such as malaria and dengue, herpes and other sexually-transmitted diseases. In addition, antimicrobial resistance continues to be a major global health issue requiring healthcare professionals to urgently and accurately identify the nature of a pathogen in order to define the appropriate treatment strategy with the optimal clinical results. Healthcare institutions around the world are actively seeking antimicrobial stewardship programs and solutions in order to improve their use of antibiotics. Our Test Target Treat initiative is designed to drive education and awareness among healthcare professionals as to how they can utilize rapid diagnostics to make more targeted treatment decisions sooner than would otherwise be possible with conventional diagnostics, thereby reducing inappropriate antimicrobial use and the spread of resistance.

We have continued to expand our product offerings to meet the growing demand for infectious disease diagnostics and we now offer one of the world’s largest infectious disease test menus, including tests based on leading-edge technologies that enable rapid and accurate diagnosis and monitoring of the most prevalent infectious diseases. We develop and market a wide variety of point-of-care tests for influenza A & B, RSV, strep A, pneumococcal pneumonia, C. difficile, infectious mononucleosis, HIV, herpes simplex virus (HSV-2), hepatitis C (HCV), hepatitis B (HBV), malaria, lyme disease, chlamydia, H. pylori, rubella and other infectious diseases. Our tests for infectious disease are currently sold under brand names that include Alere, Alere i, Alere Determine, Acceava, BinaxNOW, Clearview, DoubleCheckGold, Panbio, Pima, SD, TECHLAB and Alere TestPack.

In January 2014, we announced the commercial availability of the Alere i Influenza A & B test in Austria, France, Spain, Switzerland, Germany, Italy and the U.K., and in June 2014, this test received clearance from the U.S. Food and Drug Administration, or FDA, and is currently available for sale in the United States. Alere i is a rapid point-of-care molecular, instrument-based, isothermal platform for the qualitative detection of infectious diseases. Our unique Alere i isothermal nucleic acid amplification technology provides molecular results in just minutes, allowing healthcare providers to make quick and effective clinical decisions. In January 2015, the Alere i Influenza A & B test was granted the first CLIA waiver for a nucleic acid-based flu diagnostic test by the FDA and, as a result, may be used in physician offices, clinics and other public health settings, where influenza patients are frequently examined and treated. Alere i tests for strep A, C. difficile, RSV, chlamydia and gonorrhea are currently in development.

Our offerings for the diagnosis and management of HIV infection includes the Alere Determine HIV-1/2 Ag/Ab Combo, the first FDA-approved and CLIA-waived rapid, point-of-care test that detects both HIV-1/2 antibodies and free HIV-1 p24 antigen. Due to its capability to detect p24 antigen, which can appear only days after infection and before the HIV antibody is detectable, this fourth generation test may detect HIV infection earlier in the course of the disease. By enabling healthcare providers to diagnose HIV infection earlier, individuals can receive medical care sooner. The Alere Determine HIV-1/2 Ag/Ab Combo received CLIA-waived status in December 2014, allowing healthcare providers in settings such as physician’s offices, clinics and other public health settings to improve clinical outcomes through earlier diagnosis and treatment of patients who test positive for HIV.

The installed base of our Alere Pima Analyzer, previously known as the Alere CD4 Analyzer, continues to expand across Africa and Asia. An absolute CD4 count can help HIV-infected patients to monitor their drug therapy and seek medical intervention if problems arise. The Alere Pima Analyzer provides CD4 results in 20 minutes or less, using disposable, single-use fingerstick cartridges. CD4 results delivered quickly and accurately at the point of care can improve both patient retention and access to treatment. Program data from the Alere Pima Analyzer can be transmitted and managed using our Alere Data Point connectivity solution, which is designed to enable data transmission from analyzers in the field to a web portal in order to assist in the management of local HIV treatment programs.

During 2014, we began a field evaluation of our new Alere q Analyzer technology. The Alere q Analyzer utilizes a versatile, single-use test cartridge to automatically extract, amplify and detect multiple molecular targets from a single patient sample. In February 2015, our first assay for this platform, Alere q HIV-1/2 Detect, received CE IVD accreditation in Europe. The Alere q HIV-1/2 Detect assay can detect HIV 1 and HIV 2 from fingerstick or heelstick samples in under 60 minutes, with current field evaluations of the assay in Africa showing high utility in the early diagnosis of infants born to HIV-positive mothers. Anticipated expansions for Alere q include cartridges for the quantification of HIV viral load and the diagnosis of tuberculosis.

These products are examples of our deployment of leading-edge technologies to enable rapid and accurate diagnosis and monitoring of the most prevalent infectious diseases around the world.

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

Cardiometabolic Disease.    Cardiometabolic disease encompasses a spectrum of conditions and illnesses, including both cardiovascular conditions and diabetes. Cardiovascular diseases, which include high blood pressure, high cholesterol, metabolic syndrome, coronary artery disease, heart attack, heart failure and stroke, impact an estimated 86 million American adults, while diabetes impacts approximately 387 million patients worldwide. We estimate that the worldwide market for point-of-care, cardiovascular diagnostic tests, including the markets for heart failure diagnostics, coronary artery disease risk assessment, coagulation testing and acute coronary syndrome, exceeds $2.0 billion per year. Our Alere Triage, Alere Cholestech LDX and Alere INRatio products have established us as a leader in this market.

The Alere Triage System is a leading rapid diagnostic test system comprised of the Alere Triage MeterPro, a high-performance, comprehensive portable testing platform, and a comprehensive menu of test devices that enable physicians to promote improved health outcomes through the rapid diagnosis of critical diseases and health conditions, as well as the detection of certain drugs of abuse. This system aids in the diagnosis, assessment and risk stratification of patients having critical care issues, including congestive heart failure, acute coronary syndromes, acute myocardial infarction, or AMI, and acute kidney injury, and can reduce hospital admissions and improve clinical and economic outcomes. Alere Triage cardiovascular rapid tests include immunoassays for B-type Natriuretic Peptide (BNP), creatine kinase-MB (CK-MB), d-dimer, myoglobin, neutrophil gelantinase-associated lipocalin (NGAL), troponin I and N-terminal pro-Brain Natriuretic Peptide (NT-proBNP). Alere Triage tests for NGAL, troponin I and NT-proBNP, as well as certain test panels which include a combination of immunoassays, are not available for sale in the United States. We also offer a version of the Alere Triage BNP Test for use on Beckman Coulter lab analyzers.

Our Alere Cholestech LDX System is a small, portable point-of-care analyzer and test cassette system for testing blood glucose, cholesterol and related lipids. The Alere Cholestech LDX System makes it possible to provide a complete lipid profile with tests for total cholesterol, high-density lipoprotein cholesterol (HDL) and low-density lipoprotein cholesterol (LDL), triglycerides, and glucose. The Alere Cholestech LDX System provides results in five minutes per test cassette and is CLIA-waived, meaning the FDA has waived the more stringent requirements for laboratory testing applicable to moderate or high complexity laboratories based on the Alere Cholestech LDX System’s ease of use and accuracy. This waiver allows the Alere Cholestech LDX System to be marketed to physician offices and clinics, rather than hospitals or larger laboratories, and to be used in health screening by medical professionals.

Our Alere INRatio2 System is an easy-to-use, hand-held blood coagulation monitoring system for use by appropriate patients and healthcare professionals in the management of warfarin, a commonly prescribed medication used to prevent blood clots. The Alere INRatio2 System measures PT/INR, which is the patient’s blood clotting time reported pursuant to an internationally normalized ratio, to help ensure that patients at risk of blood clot formation are maintained within the therapeutic range with the proper dosage of oral anticoagulant therapy. The Alere INRatio System is 510(k) cleared by the FDA for use by healthcare professionals, as well as for self-testing by appropriate patients, and is also CE marked in Europe. The system is targeted to both the professional, or point-of-care, market, as well as the patient self-testing market and utilizes small patient sample sizes.

We also offer the epoc Blood Analysis System for blood gas, electrolyte and metabolite testing. The epoc (enterprise point-of-care) platform is a point-of-care analysis system which provides wireless bedside blood gas, electrolyte and metabolite measurement testing solutions and complements our Alere Triage products in cardiology and emergency room settings. Utilizing easy-to-use, low-cost disposable Smart-Cards™, the epoc Blood Analysis System produces laboratory-quality results in critical and acute care settings in about 30 seconds.

We sell disposable, lateral flow rapid diagnostic tests for D-dimer and troponin I under our Clearview brand. These tests offer efficiency, as well as ease of use and accuracy, to clinics, hospitals and laboratories around the world.

We also offer point-of-care diabetes products, including our Afinion Test System and our NycoCard Test System. The Afinion and NycoCard Test Systems make it possible to easily and rapidly determine the level of glycated hemoglobin, or HbA1c, in a patient’s blood at the physician’s office during the visit. HbA1c results provide information regarding the patient’s average blood sugar levels over a period of time. These systems simplify monitoring of any type of diabetes, facilitating treatment management and prevention of complications. By providing timely information regarding a patient’s blood sugar levels over time, it may also increase a patient’s motivation to comply with treatment and lifestyle changes and thereby optimize their prognosis. In June 2012, we added our CE-marked Lipid Panel, an important tool for cardiovascular disease risk assessment, to the Afinion Test System. The Afinion Test System can also measure a patient’s Albumin Creatinine Ratio, which aids in the early detection of kidney disease often present in diabetic patients. The NycoCard Test System, which is a widely distributed, low-cost product suited to countries with developing healthcare systems, includes tests for C-reactive protein, or CRP, D-Dimer and HbA1c. Physicians test for elevated levels of CRP in connection with the diagnosis, therapy and monitoring of inflammatory diseases. Information regarding the level of CRP in a patient’s bloodstream can help physicians discriminate between a serious inflammatory illness, such as pneumonia, and less severe conditions, such as acute bronchitis and other respiratory tract infections. Through our subsidiary Arriva Medical, we are a major, national mail order supplier of diabetic testing supplies, including blood glucose monitors, test strips, lancets, lancing devices, and control solutions, as well as other related medical supplies in the U.S. These products are usually covered by Medicare, Medicaid and other third-party payers.

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

We offer one of the most comprehensive lines of drugs-of-abuse tests, reagent systems and laboratory testing options available today. Our products include tests to detect alcohol, as well as various device platforms for the detection of the following illicit and prescription drugs of abuse: amphetamines/methamphetamines, cocaine, opiates, phencyclidine, tetrahydrocannabinol, acetaminophen, barbiturates, benzodiazepines, methadone, propoxyphene and tricyclic antidepressants, and a growing range of designer drugs of abuse. Our products and solutions test using urine or, for certain applications, saliva, hair or other body fluids. We believe that early detection can lead to improved health outcomes through early intervention, treatment and recovery, and can also help employers to reduce unnecessary employee injuries and related medical expenses.

Our rapid toxicology tests are sold primarily under the brands Alere Toxicology, Alere Triage, Alere iScreen and SureStep. The Alere Triage TOX Drug Screen panel sold for use with our Alere Triage MeterPro system detects the presence of many of the illicit and prescription drugs listed above at the point of care in approximately 15 minutes. It is used in hospital and clinical testing as a laboratory instrument to aid in the detection of drug abuse. Our Drug Detection System is an enhanced, on-site, saliva-based drug detection system utilized in roadside testing which displays results for the presence of two drugs in less than 90 seconds and six different drugs in less than five minutes. We currently sell this product only in markets outside of the United States, but we have begun multiple trials for roadside use by law enforcement agencies in the United States. We believe that a significant market for this product will develop in the United States as the trend towards the decriminalization of marijuana accelerates, and if federal and state regulators develop impairment policies, as there will be an increased need for multiple forms of roadside and evidentiary tests for impaired driving.

We also offer comprehensive laboratory-based testing services throughout Europe by Alere Toxicology, and in the United States by Alere Toxicology and Redwood Toxicology Laboratory, or Redwood. Three of Alere Toxicology’s laboratories are certified to the highest standard by the U.S. Substance Abuse and Mental Health Services Administration, or SAMHSA. In addition, we provide laboratory-based testing services for pain management and rehabilitation providers that monitor and document adherence to prescription drug treatment or drug abstinence plans. Through Redwood, we offer comprehensive, low-cost laboratory testing services to multiple domestic clients, including law enforcement agencies, penal systems, insurers and employers in the United States.

We also provide automated and efficient workplace drug testing services through our eScreen business, which we acquired in 2012. These services have become part of our core set of Toxicology products and solutions. The addition of the eScreen business to our portfolio of toxicology offerings helps to position us as a full-service solution provider to a broad range of domestic and foreign employers in the transport, oil and gas, mining, retail and related industries that follow rigorous drug testing policies. We believe that the combination of products, laboratory testing and services that we offer for drugs of abuse enhances our ability to compete in this market.

Patient Self-testing

As a result of the sale of our health management business in January 2015 and ACS in October 2014, as discussed under heading “Recent Divestitures” beginning on page 2 of this report, our former health information solutions segment, now referred to as our patient self-testing segment, consists primarily of our Alere Home Monitoring patient self-testing services. These services support anticoagulation management through frequent self-testing by patients who take warfarin to control their risk for stroke and clotting disorders. These services are designed to provide physicians with actionable data that allow them to make more effective decisions in real time, deliver quality care, and put the individuals they treat on a pathway to better health. Alere Home Monitoring assists patients in acquiring home INR monitors and with insurance coverage determinations and provides physicians with a comprehensive model that allows them to incorporate patient self-testing into their practices. Our program has been developed to identify candidates who will benefit from self-testing protocols and who will be able to follow them successfully for a sustained period of time. The program is built around a sophisticated, web-based application that delivers patient results and other information to healthcare providers on a real-time basis, facilitating immediate therapy adjustments where appropriate and reducing the risk of serious events.

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

Methods of Distribution and Customers

We distribute our professional diagnostic products to hospitals, reference laboratories, physician offices and other point-of-care settings through an extensive worldwide distribution network. We have our own sales force in many countries, including most major markets. We also utilize third-party distributors to sell our products. Our diabetes testing supplies business provides its products via mail-order to patients in the United States. Our Alere Home Monitoring business facilitates the distribution of our Alere INRatio PT/INR coagulation monitors in the United States by contacting patients who have expressed an interest or have prescriptions from their physicians and facilitating the Medicare reimbursement process for physicians and for patients monitoring at home.

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

Dundee, Scotland; and Yongin, South Korea. We also manufacture products at a number of other facilities in the United States, India, Israel and the United Kingdom.

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

Research and Development

Our primary research and development centers are in San Diego, California; Scarborough, Maine; Jena, Germany and Dundee, United Kingdom. We also conduct research and development at some of our other facilities, including facilities in the United States, the United Kingdom, China, Israel, Japan and South Korea. Our research and development programs focus on the development of cardiometabolic disease, infectious disease, toxicology and metabolic syndrome products and services. Information about research and development expenses for the last three fiscal years is provided on page F-3 of the consolidated financial statements.

Global Operations

We are a global company with major manufacturing facilities in the United States, Canada, China, Germany, Japan, Norway, South Korea and the United Kingdom and significant research and development operations in the United States, Germany and the United Kingdom. Our distribution network supporting our professional diagnostics business includes offices in 32 countries.

Our professional diagnostic products are sold throughout the world. Our patient self-testing services are provided almost exclusively in the United States. During 2014 and 2013, respectively, we generated approximately 53% and 55% of our net revenue from continuing operations from the United States, approximately 20% and 19% from Europe and approximately 27% and 26% from other locations.

For further financial information about geographic areas, see Note 16 of the notes to consolidated financial statements which are included elsewhere in this report.

Competition

Professional Diagnostics.    Our professional diagnostics products are primarily point-of-care rapid diagnostic testing products sold within the areas of infectious disease, cardiometabolic disease and toxicology. Competition for rapid diagnostic products is intense and is primarily based on price, quality, technology, speed of results, breadth of product line and distribution capabilities. Some competitors in the market for professional rapid diagnostic products, such as Becton Dickinson, are large companies with substantial resources, while numerous smaller, yet aggressive companies also compete with us, particularly where barriers to entry are low. We believe that no competitor, small or large, offers a portfolio of professional rapid diagnostic products as broad as ours and, as a result, our competitors differ significantly within each of our areas of focus. Automated immunoassay systems also compete with our products, depending on government regulations or when labor shortages force laboratories to automate or when the unit costs of such systems are lower and other indirect costs are not taken into account. Such systems are provided by Abbott, Siemens, Danaher, Ortho-Clinical Diagnostics, Roche and other large diagnostic companies.

Our rapid diagnostic tests targeted at infectious disease compete primarily with products offered by BD, Quidel and Meridian Bioscience. Our products, particularly our HIV products, also compete with tests offered by OraSure Technologies. Our Alere i, Alere q and Alere Pima point of care analyzers compete indirectly with larger, laboratory-based analyzers from companies including Abbott, Becton Dickinson, Roche, Cepheid and Hologic which also offer molecular technologies for amplifying DNA and RNA.

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

In cardiometabolic disease, the majority of diagnostic immunoassays utilized by physicians and other healthcare providers are performed by independent clinical reference laboratories and hospital-based laboratories using automated analyzers for batch testing. As a result, the primary competitors for our Alere Triage and Alere Cholestech LDX point-of-care testing systems, which consist of rapid diagnostic devices interpreted by portable electronic readers, are the large diagnostic companies identified above that produce automated immunoassay systems. We expect these large companies to continue to compete vigorously to maintain their significant market share of the cardiovascular testing market. Although we offer our Alere Triage BNP test for use on Beckman Coulter Immunoassay Systems, our other primary cardiovascular products are not currently designed for automated batch testing. Our Alere Triage products, as well as our epoc Blood Analysis System, face strong competition from Abbott’s i-Stat hand-held system, and our Alere Cholestech LDX system also faces direct competition from Abaxis Medical Diagnostics, which markets its point-of-care blood laboratory systems to physician office laboratories, and from Polymer Technology Systems’ CardioChek test. The primary competitor for our Alere INRatio PT/INR monitoring system is Roche, which currently accounts for a majority of the domestic sales of PT/INR point-of-care and patient self-testing devices.

Competitors for our drugs-of-abuse tests include many of the large diagnostics companies named above, which manufacture instrumented drug tests, reagents or instruments sold in a variety of formats to customers in the worldwide employment, transportation, government and clinical sectors. Additionally, in many markets in which the barriers to entry are low, we compete with dozens of privately-held, small and emerging low-cost manufacturers of lateral flow point-of-care drug tests. Our worldwide drug testing laboratory services compete with hundreds of multi-national and regional clinical, toxicology and forensic laboratories.

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

Consumer Diagnostics.    Our First Check tests compete against over-the-counter diagnostic tests sold primarily by Phamatech, but also by other smaller competitors. Substantially all of our remaining consumer diagnostic products are sold to SPD, our joint venture. These products are sold by SPD in retail markets where competition is intense and based primarily on brand recognition and price. Our revenues, as well as our share of the profits from the sale of these products by SPD, are dependent upon SPD’s ability to effectively compete in these markets.

Patient Self-testing.    The primary competitors for our PT/INR patient self-testing business are mdIRN and Roche Diagnostics. This monitoring service is primarily marketed through a direct, dedicated sales force to clinicians who prescribe warfarin. Customer service levels are an important differentiator for Alere.

Patents and Proprietary Technology; Trademarks

We have built a strong intellectual property portfolio including patents, patent applications, copyrights, trade secrets and other intellectual property, which are intended to protect our vision of the technologies, products and services of the future. Our intellectual property portfolio includes patents and other intellectual property that we own and, in some cases, patents or other intellectual property that we license from third parties, which may be limited with respect to term and in terms of field of use or transferability and may require royalty payments. We own or license patents related to certain of our U.S. lateral flow professional and consumer diagnostics products that expired in 2015. Our access to these patents was not exclusive, as they were widely licensed in various fields. We do not currently anticipate that the expiration of these patents will materially impact our business although we do expect that our royalty revenue will decline in 2015 as a result of these patent expirations.

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

The medical device industry and the market for patient self-testing services place considerable importance on obtaining and enforcing patent, trade secret, and trademark protection for new technologies, products, services and processes. Our success therefore depends, in part, on our ability to obtain and enforce the patents and trademark registrations necessary to protect our products, to obtain and preserve our trade secrets and other confidential intellectual property and to avoid or neutralize intellectual property threats from third parties. We cannot, however, guarantee our success in enforcing or maintaining our patent, trademark, trade secret and other intellectual property rights; in obtaining (including by license) future patents, trademarks, trade secrets or other intellectual property rights in a timely manner or at all; or as to the breadth or degree of protection that our patents, trade secrets, trademark registrations or other intellectual property rights might afford us. For more information regarding the risks associated with our reliance on intellectual property rights, see the discussion in Item 1A entitled “Risk Factors” on pages 13 through 31 of this report.

Government Regulation

Our businesses are subject to extensive and frequently changing federal, state, local and foreign laws and regulations. Changes in applicable laws, changes in the interpretation or application of such laws, or any failure to comply with existing or future laws, regulations or standards could have a material adverse effect on our results of operations, financial condition, business and prospects. From time to time, we have been subject to inquiries and enforcement actions by governmental authorities alleging that we have not fully complied with our legal and regulatory obligations, some of which have not yet been resolved. While we take significant steps designed to ensure that our current arrangements and practices are in material compliance with applicable laws and regulations, there can be no assurance that we are in compliance with all applicable laws and regulations or that we will be able to comply with new laws or regulations.

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our diagnostic products sold in the United States are subject to the Federal Food, Drug and Cosmetic Act, or the FDCA, as implemented and enforced by the FDA. Our diagnostic products sold in the United States, including any imbedded or stand-alone software which has been classified by the FDA as a Class II medical device, generally require either FDA clearance to market under Section 510(k) of the FDCA, or Premarket Approval, or PMA, which may require pre-clinical and clinical trials. Foreign countries may require similar or more onerous approvals to manufacture or market these products. The marketing of our consumer diagnostic products is also subject to regulation by the U.S. Federal Trade Commission, or the FTC. In addition, we are required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice. We must also demonstrate to the FDA that our diagnostic tests intended for home use or for use by laboratories holding a Certificate of Waiver under the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Amendments of 1988, or CLIA, including most physician office laboratories, are simple with a low risk of error. Foreign countries may require similar or more onerous approvals to manufacture or market our products.

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

Certain of the clinicians who provide services in our patient self-testing business, such as nurses, must comply with individual licensing requirements. We believe that all of our clinicians who are subject to licensing requirements are licensed in the jurisdiction in which they are physically present and, if applicable, states in which they visit or interact with patients, to the extent such licensure is required.

Under Section 6002 of the 2010 Affordable Care Act, which is commonly referred to as the Physician Payment Sunshine Act, or the Sunshine Act, and analogous state laws, we are required to collect data on and annually report to CMS and state regulatory agencies certain payments or other transfers of value to physicians and teaching hospitals and annually report certain ownership and investment interests held by physicians or their immediate family members.

Many areas of our business, including but not limited to our diabetes supply and patient self-testing services are subject to unique licensing or permit requirements by state and local health agencies. In addition, these and other areas of our business are subject to HIPAA and the HITECH Act. We are also required to obtain certification to participate in certain governmental payment programs, such as various state or federal Medicare/Medicaid programs. Some states have established Certificate of Need/Determination of Need, or CON/DON, programs regulating the expansion of healthcare operations. The failure to obtain, renew or maintain any of the required licenses, certifications or CON/DONs could adversely affect our business. We are also subject to laws regulating fraud and abuse in the healthcare industry, including anti-kickback and false claim laws. We are also subject to a number of legal requirements relating to our international operations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, which generally prohibit engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. We are also subject to the customs, export, trade sanctions and anti-boycott laws of the U.S., including those administered by the U.S. Customs and Border Protection, the Bureau of Industry and Security, the Department of Commerce and the Office of Foreign Assets Control of the Treasury Department, as well as those of other nations in which we do business. These laws may prohibit us from doing business with nationals of designated countries, including Iran, Syria and Cuba, or importing or exporting certain of our products and technologies without first obtaining a license or confirming a general license.

For more information about the governmental regulations to which our business is subject and the risk associated with non-compliance with those regulations, see the risk factors discussed in Item 1A entitled “Risk Factors” on pages 13 through 31 of this report.

Employees

As of January 31, 2015, we had approximately 9,800 employees, of which approximately 4,000 are located in the United States.

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

Competition in the medical diagnostic product and other markets in which we operate is intense and expected to increase as new products, services and technologies become available and new competitors enter the market. Our competitors in the United States and abroad are numerous and include, among others, diagnostic testing and medical products companies, universities and other research institutions. Many of our existing or potential competitors have substantially greater research and development capabilities, clinical, manufacturing, regulatory and marketing experience and financial and managerial resources than we do. Our sales and results of operations may be adversely affected by:

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

In addition, as markets for our products become saturated with competing products, such as for our meter-based Alere Triage BNP test, the growth rates of sales unit volume and average selling prices for those products may decline, which may adversely impact our product sales, gross margins and overall financial results. This may occur even if we are able to successfully introduce new products in these markets, and achieve market acceptance of those products, in a timely manner.

We face risks and uncertainties relating to the FDA warning letter and OIG subpoena.

On October 9, 2012, we received a warning letter from the FDA referencing inspectional observations set forth in an FDA Form 483 that we received in June 2012. The observations were the result of an inspection of our San Diego facility conducted earlier during 2012 relating to our Alere Triage products, which resulted in two recalls of certain Alere Triage products and revised release specifications for our Alere Triage meter-based products. We have submitted evidence of our completion of most of the actions we committed to in response to the FDA Form 483 and warning letter. In September 2014, as follow up to a further inspection of our San Diego facility, the FDA notified us that this most recent inspection was classified “voluntary action indicated,” meaning that the objectionable conditions or practices found in the inspection do not meet the threshold of significance requiring regulatory action, but that the formal close-out of the October 2012 warning letter could not occur until after a future inspection.

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

We generate a significant percentage of our net revenue from outside the United States, and a significant number of our employees, including manufacturing, sales, support, and research and development personnel, are located outside the United States, including in Africa, Australia, Brazil, China, Germany, India, Ireland, Israel, Japan, Norway, the Philippines, South Korea, and the United Kingdom. Conducting business outside the United States subjects us to numerous risks, including:

•

lost revenues as a result of macroeconomic developments, such as the current European budgetary issues, debt crisis and related European financial restructuring efforts, which may cause European governments to reduce spending and cause the value of the Euro to further deteriorate, thus reducing the purchasing power of European customers and the dollar value of European sales;

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

Our international operations subject us to varied and complex domestic, foreign and international laws and regulations, as further discussed below. Compliance with these laws and regulations often involves significant costs or requires changes in our business practices that may reduce revenues and profitability.

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

Our business relies heavily on our foreign operations. Eight of our ten largest manufacturing operations are located in Canada, China, Germany, Japan, Norway, South Korea and the United Kingdom, and we also have manufacturing operations in India and Israel. We have significant research and development operations in Germany and the United Kingdom, and we conduct additional research and development activities in China, Israel, Japan and South Korea. In addition, for 2014, approximately 47% of our net revenue was derived from sales outside the United States. Because of the scope of our foreign operations and foreign sales, we face significant exposure to movements in foreign currency exchange rates. These exposures may change over time as our business practices evolve and could result in increased costs or reduced revenue and could affect our actual cash flow. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant impact on our operating results. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can cost-effectively mitigate these risks.

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

In particular, the ACA significantly alters Medicare Advantage reimbursements by setting the federal benchmark payment closer to the payments in the traditional fee-for-service Medicare program. This change could reduce our revenues from the Medicare Advantage plans for which we perform services, although the precise effect on any particular plan, much less the impact on us, is impossible to predict. Effective January 1, 2013, the ACA includes a 2.3% excise tax on the sale of certain medical devices sold outside of the retail setting. For 2014, we incurred $9.8 million in excise tax expense related to the domestic sale of our medical device products as a result of the implementation of this tax. Legislative provisions impose federal reporting requirements regarding payments or relationships between manufacturers of covered drugs, devices or biological or medical supplies, and physicians, among others.

Additionally, revenues associated with our diabetes business have been impacted by the Durable Medical Equipment, Prosthetics, Orthotics and Supplies, or the DMEPOS, Competitive Bidding Program operated by the Centers for Medicare & Medicaid Services, or CMS. Under this program, Medicare no longer reimburses suppliers for certain products and services, including mail-order diabetes testing supplies, based on the Medicare fee schedule amount. Instead CMS now provides reimbursement for those products and services based on a competitive bidding process. While the DMEPOS Competitive Bidding Program limits the number of potential participants in the mail-order diabetes testing supplies market, it also requires us to sell diabetes supplies subject to Medicare reimbursement at significantly lower prices, which has had a material adverse effect on the profitability of these products.

Legislative and regulatory bodies, including Congress, are likely to continue to pursue healthcare reform initiatives and may continue to reduce the funding of the Medicare and Medicaid programs, including Medicare Advantage, in an effort to reduce overall healthcare spending. The ultimate impact of all of the reforms in the ACA, and its impact on us, is impossible to predict. If all of the reforms in the legislation are implemented, or if other reforms in the United States or elsewhere are adopted, those reforms may have a material adverse effect on our financial condition and results of operations.

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

Modifications or enhancements that could significantly affect safety or effectiveness, or that constitute a major change in the intended use of the device, require new 510(k) or PMA submissions. We have made modifications to some of our products since receipt of initial 510(k) clearance or PMA. With respect to several of these modifications, we filed new 510(k)s describing the modifications and received FDA 510(k) clearance. We have made other modifications to some of our products that we believe do not require the submission of new 510(k)s or PMAs. The FDA may not agree with any of our determinations not to submit a new 510(k) or PMA for any of these modifications made to our products. If the FDA requires us to submit a new 510(k) or PMA for any device modification, we may be prohibited from marketing the modified products until the new submission is cleared or approved by the FDA. As long as our San Diego facility remains subject to the FDA warning letter that we received in October 2012, that facility may be ineligible to receive PMA approvals. While no PMA submissions are currently pending for that facility and we do not plan any new submissions for that facility in 2015, if we are unable to resolve the warning letter in a timely manner, our ability to gain approval for new or enhanced products could be adversely impacted.

We are subject to regulatory approval requirements of the foreign countries in which we sell our products, and these requirements may prevent or delay us from marketing our products in those countries.

We are subject to the regulatory approval requirements for each foreign country in which we sell our products. The process for complying with these approval requirements can be lengthy and expensive. Any changes in foreign approval requirements and processes may cause us to incur additional costs or lengthen review times of our products. We may not be able to obtain foreign regulatory approvals on a timely basis, if at all, and any failure to do so may cause us to incur additional costs or prevent us from marketing our products in foreign countries, which may have a material adverse effect on our business, financial condition and results of operations. Some foreign governments require export certificates from the FDA in order for us to market our products in their countries. If we are unable to obtain these certificates from the FDA, we may be unable to market our products in certain foreign countries.

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

The FDA and foreign regulatory agencies may require post-market testing and surveillance to monitor the performance of approved products or may place conditions on any product approvals that could restrict the commercial applications of those products. The discovery of problems with a product may result in restrictions on the product, including notices of correction or product recalls, such as our December 2014 voluntary urgent medical device correction initiated with respect to our Alere INRatio and Alere INRatio2 systems and our April 2014 recall of our Alere INRatio2 PT/INR Professional Test Strips, or even withdrawal of the product from the market. In addition, in some cases we may sell products or provide services which are reliant on the use or commercial availability of products of third parties, including medical devices, equipment or pharmaceuticals, and regulatory restrictions placed upon any such third-party products could have a material adverse impact on the sales or commercial viability of our related products or services. We are subject to routine inspection by the FDA and other agencies for compliance with the Quality System Regulation and Medical Device Reporting requirements in the United States and other applicable regulations worldwide. Our manufacturing facilities and those of our suppliers and distributors also are, or can be, subject to periodic regulatory inspections.

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

Portions of our business are subject to unique licensing or permit requirements. For example, we may be required to obtain certification to participate in governmental payment programs, such as state or federal Medicaid/Medicare programs. We may need an operating license in some states, and some states have established Certificate of Need programs regulating the expansion of healthcare operations.

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

On December 5, 2014, CMS issued a final rule titled “Requirements for Medicare Incentive Reward Program and Provider Enrollment.” This rule implemented several provider enrollment requirements, including a significant, new regulatory provision that will permit CMS to revoke Medicare billing privileges for a provider or supplier that has a pattern or practice of submitting claims that fail to meet Medicare requirements. The provisions of the new rule became effective on February 3, 2015. In determining whether a provider or suppler is subject to revocation of its billing privileges pursuant to this rule, CMS will consider the following criteria:

•	the percentage of submitted claims that were denied;

•	the reason(s) for the claim denials;

•	whether the provider or supplier has any history of final adverse actions and the nature of any such actions;

•	the length of time over which the pattern continued;

•	how long the provider or supplier has been enrolled in Medicare; and

•	any other information regarding the provider or supplier’s specific circumstances that CMS deems relevant.

Since we are reimbursed directly by federal healthcare programs for certain goods and services and, given that many of our customers rely on reimbursement from Medicare, Medicaid and other governmental programs to cover a substantial portion of their expenditures, our exclusion from such programs could have a material adverse effect on our business, results of operations, financial condition and cash flows. The interpretation and enforcement of these laws and regulations are uncertain and subject to rapid change.

Billing and payment for healthcare services are highly regulated, and the failure to comply with applicable laws and regulations can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

A portion of our healthcare products and services are paid for by private and governmental third-party payers, such as Medicare and Medicaid. These third-party payers typically have different and complex billing and documentation requirements that we must satisfy in order to receive payment, and they carefully audit and monitor our compliance with these requirements. Governmental payers and their agents, including Medicare Administrative Contractors, Zone Program Integrity Contractors, and

others, as well as the Department of Health and Human Services, the OIG, CMS and state Medicaid programs, conduct audits in the ordinary course of our operations. These audits focus on compliance with coverage and reimbursement rules and guidelines under Medicare and Medicaid. These types of audits often lead to determinations that certain claims should not have been paid by Medicare and/or Medicaid, and the programs seek to recoup or offset amounts they assert have been paid in error. We regularly receive notices of such determinations of overpayment, which vary widely in amount. These determinations are subject to administrative appeal rights, which we routinely pursue. The timeframe for these appeals can be long and the results are often unpredictable. Depending on the nature of the audit, overpayment determinations can be substantial.

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

Health insurance premiums, co-payments and deductibles have generally increased in recent years. These increases may cause individuals to forgo health insurance, as well as medical attention. This behavior may reduce demand for our point-of-care diagnostic products.

Our ability to protect our information systems and electronic transmissions of sensitive data from data corruption, cyber-based attacks, security breaches or privacy violations is critical to the success of our business.

We are highly dependent on information technology networks and systems, including the Internet, to securely process, transmit and store electronic information, including personal information of our customers. Security breaches of this infrastructure, including physical or electronic break-ins, computer viruses, malware attacks by hackers and similar breaches, can cause all or portions of our websites to be unavailable, create system disruptions, shutdowns, erasure of critical data and software or unauthorized disclosure of confidential information. We invest in security technology to protect our data against risks of data security breaches and cyber-attacks and we have implemented solutions, processes, and procedures to help mitigate these risks, such as encryption, virus protection, security firewalls and comprehensive information security and privacy policies. However, despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. The age of our information technology systems, as well as the level of our protection and business continuity or disaster recovery capability, varies from site to site, and there can be no guarantee that any such plans, to the extent they are in place, will be effective. In addition, a security breach or privacy violation that leads to disclosure of consumer information (including personally identifiable information or protected health information) could harm our reputation, compel us to comply with disparate state breach notification laws and otherwise subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. If we are unable to prevent further security breaches or privacy violations or implement satisfactory remedial measures, our operations could be disrupted, we may be subject to legal claims or proceedings, or we may suffer loss of reputation, financial loss and other regulatory penalties because of lost or misappropriated information, including sensitive consumer data, which could have a material adverse impact on our business, financial condition and results of operations. See Item 3 “Legal Proceedings.” While we currently expend resources to protect against cyber-attacks and security breaches, hackers and other cyber criminals are using increasingly sophisticated and constantly evolving techniques, and we may need to expend additional resources to continue to protect against potential security breaches or to address problems caused by such attacks or any breach of our safeguards. In addition, a data security breach could distract management or other key personnel from performing their primary operational duties.

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

Compliance with the SEC’s conflict minerals rules will continue to increase our costs and adversely affect our results of operations.

We are subject to the SEC’s disclosure requirements for public companies that manufacture, or contract to manufacture, products for which certain minerals and their derivatives, namely tin, tantalum, tungsten and gold, known as “conflict minerals,” are necessary to the functionality or production of those products. These regulations require us to determine which of our products contain conflict minerals and, if so, to perform an extensive inquiry into our supply chain in an effort to determine whether or not such conflict minerals originate from the Democratic Republic of Congo, or DRC, or an adjoining country. We have incurred and expect to incur further additional costs to comply with these disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Because our supply chain is complex, the country of origin inquiry and due diligence procedures that we have implemented may not enable us to ascertain the origins of any conflict minerals that we use or determine that these minerals did not originate from the DRC or an adjoining country, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements could also have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

We could suffer monetary damages, incur substantial costs or be prevented from using technologies important to our products as a result of pending legal proceedings.

We are involved in various legal proceedings arising out of our business. Because of the nature of our business, we may be subject at any particular time to commercial disputes, product liability claims, negligence claims or various other lawsuits arising in the ordinary course of our business, including infringement and other licensing and intellectual property claims, distributor disputes, privacy claims, employment matters or investor matters. The lawsuits we face generally seek damages, sometimes in substantial amounts, for commercial or personal injuries allegedly suffered and can include claims for punitive or other special damages. An adverse ruling or rulings in one or more such lawsuits could, individually or in the aggregate, substantially harm our sales, results of operations and financial performance.

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

•

all patents have a limited life, meaning at some point valuable patents will expire and we will lose the competitive advantage they provide. For example, certain patents related to our lateral flow technology expire in 2015.

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

Substantial litigation over intellectual property rights exists in the professional and consumer diagnostics industries. We expect that our products and services could be increasingly subject to third-party infringement claims as the number and functionality of our products grow and as we enter new and different industries and markets. Third parties may have or obtain patents which our products and services or technology may actually or allegedly infringe. Any of these third parties might assert infringement claims against us. Any litigation could result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may result in negative publicity, have an impact on prospective customers, cause product delays, or require us to develop alternative technologies, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license rights to the infringed or similar technology on a timely and cost-effective basis, we may be forced to stop selling current products or abandon new products under development and we could be exposed to legal actions by our customers.

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

Since our inception, we acquired numerous businesses, including Axis-Shield in 2011, eScreen in 2012 and Epocal in 2013. While our business strategy no longer focuses on acquisitions, we may acquire other businesses in the future. The ultimate success of our acquisitions depends, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating acquired businesses or assets into our existing businesses. However, the acquisition and successful integration of independent businesses or assets is a complex, costly and time-consuming process, and the benefits we realize may not exceed the costs of the acquisition. The risk and difficulties associated with acquiring and integrating companies and other assets include, among others:

•	the impact of the acquisition on our financial and strategic position and reputation;

•	consolidating manufacturing, research and development operations and quality systems, where appropriate;

•	integrating newly-acquired businesses or product lines into a uniform financial reporting system;

•	coordinating sales, distribution and marketing functions and strategies;

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

As a result of our acquisitions, we have recorded, and may continue to record, a significant amount of goodwill and other intangible assets. Under current accounting guidelines, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other intangible assets has been impaired. In 2010 and 2011, we recorded significant goodwill impairment charges. Any further reduction or impairment of the value of goodwill or other intangible assets will result in additional charges against earnings, which could materially reduce our reported results of operations in future periods.

Our business could be materially and adversely affected as a result of the risks associated with divestitures.

Since our inception, we have, from time to time, disposed of various assets or business units, including ACS in October 2014 and our health management business in January 2015, and we are continuing to pursue potential dispositions of other non-core assets. We may encounter difficulty in finding buyers or exit opportunities on advantageous terms and in a timely manner. If we are unable to dispose of any such assets, we may shut down the related operations, which could lead to additional expenses, accounting charges, write-offs and payments to resolve outstanding contractual obligations and other claims, any of which could be material. Further, any disposition we do undertake may be subject to pre-closing conditions and approvals, which, if not satisfied or obtained, may prevent us from completing the transaction. Any consummated disposition may also have an adverse effect on our operations or financial results that is more significant that we expect.

Divestitures may also involve continued financial obligations with respect to the divested assets or business, including through continuing equity ownership, guarantees, indemnities or other financial obligations, any of which may be material. In some circumstances, some of our indemnification obligations in connection with divestitures may be unlimited in duration or amount. In addition, dispositions that provide for future contingent payments, or earn-outs, based on the achievement of performance targets or milestones can result in disputes, including litigation, and may not generate proceeds we expect to receive.

We may be required under the agreements governing our indebtedness to obtain the consent of our lenders to certain dispositions or to apply all or a portion of the proceeds from a disposition to the repayment of our outstanding indebtedness. If we make any future dispositions or enter into any alternative transactions, such as strategic alliances, joint ventures or other business combinations, we may be unable to structure them in a way that will enhance our creditworthiness, meet our strategic alternatives or otherwise be successful.

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

We currently have, and will likely continue to have, a substantial amount of indebtedness. Our indebtedness could, among other things, make it more difficult for us to satisfy our debt obligations, require us to use a large portion of our cash flow from operations to repay and service our debt or otherwise create liquidity problems, limit our flexibility to adjust to market conditions, place us at a competitive disadvantage and expose us to interest rate fluctuations. As of December 31, 2014, we had total debt outstanding of $3.7 billion, which included $2.2 billion in aggregate principal amount of indebtedness outstanding under our secured credit facility, consisting of “A” term loans (including “Delayed Draw” term loans) in the aggregate principal amount of $785.9 million, “B” term loans (including the term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans, which term loans have been converted into and consolidated with the “B” term loans) in the aggregate principal amount of $1,330.8 million and revolving credit loans in the aggregate principal amount of $127.0 million. Our secured credit facility has various final maturity dates occurring in 2016 and 2017, subject to the possible acceleration of such maturity dates to November 15, 2015 if any of our 3% convertible senior subordinated notes remain outstanding on that date, as discussed below. At December 31, 2014, we also had $1.3 billion in aggregate principal amount of indebtedness outstanding under our 7.25% senior notes, our 8.625% senior subordinated notes and our 6.5% senior subordinated notes, all of which mature in 2018 or 2020, as well as $150.0 million in aggregate principal amount of indebtedness outstanding under our 3% convertible senior subordinated notes, which mature in 2016.

We expect to obtain the money to pay our expenses and pay the principal and interest on our indebtedness from cash flow from our operations, dispositions of non-core assets, and potentially from debt or equity offerings. Accordingly, our ability to meet our obligations depends on our future performance and capital raising activities, which will be affected by financial, business, economic and other factors, many of which are beyond our control. If our cash flow and capital resources prove inadequate to allow us to pay the principal and interest on our debt and meet our other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations, restructure or refinance our debt, which we may be unable to do on acceptable terms, and forego attractive business opportunities. In addition, the terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives.

The maturity dates of our secured credit facility could be accelerated if we are unable to refinance our 3% convertible senior subordinated notes before November 15, 2015.

Our secured credit facility has various final maturity dates occurring in 2016 and 2017, but if any of our 3% convertible senior subordinated notes remain outstanding on November 15, 2015 (subject to certain exceptions provided in the credit agreement governing our secured credit facility), our secured credit facility will instead mature on such date. We may not forcibly redeem the 3% convertible senior subordinated notes prior to their stated maturity on May 15, 2016. Accordingly, unless we are able to secure the participation of the holders of all of the 3% convertible senior subordinated notes in a tender offer for the repurchase, refinancing or other similar transaction relating to all of those notes prior to November 15, 2015 or are able to secure adequate waivers of the maturity acceleration requirement from the lenders under our secured credit facility, we may be required to repay or make arrangements to restructure or refinance the indebtedness outstanding under our secured credit facility earlier than we had expected, which we may be unable to do on acceptable terms.

The agreements governing our indebtedness subject us to various restrictions that may limit our ability to pursue business opportunities.

The agreements governing our indebtedness subject us to various restrictions on our ability to engage in certain activities, including, among other things, our ability to:

•	acquire other businesses or make investments;

•	raise additional capital;

•	incur additional debt or create liens on our assets;

•	pay dividends or make distributions on our stock;

•	repurchase or redeem our stock or senior or subordinated debt;

•	prepay indebtedness;

•	dispose of assets; and

•	consolidate, merge or sell all or substantially all of our assets.

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

The agreements governing our secured credit facility subject us to various financial and other restrictive covenants with which we must comply on an ongoing or periodic basis. These include covenants pertaining to maximum consolidated secured leverage ratios, minimum consolidated interest coverage ratios and limits on capital expenditures. If we violate any of these covenants, we may suffer a material adverse effect. Most notably, our outstanding debt under our secured credit facility could become immediately due and payable, our lenders thereunder could proceed against any collateral securing such indebtedness, and our ability to borrow additional funds in the future could be limited or terminated. Alternatively, we could be forced to refinance or renegotiate the terms and conditions of our secured credit facility, including the interest rates, financial and restrictive covenants and security requirements of the secured credit facility, on terms that may be significantly less favorable to us.

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

If we undergo a change of control, as provided in our secured credit facility, our 7.25% senior notes, our 8.625% senior subordinated notes or our 6.5% senior subordinated notes, or a fundamental change or termination of trading, as provided in the 3% convertible senior subordinated notes, we may be required to repay or repurchase some or all of such indebtedness. We may not have sufficient financial resources to satisfy all of our repayment and repurchase obligations. Our failure to satisfy our repayment and repurchase obligations would constitute a default under the relevant indentures and under our secured credit facility and could have material adverse consequences for us and our stakeholders.

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

Changes in tax laws or tax rulings could materially impact our effective tax rate. There are several proposals to reform U.S. tax rules being considered by U.S. law makers, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the U.S. federal income tax rate, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. In addition, as part of its base erosion and profit shifting initiative, the Organization for Economic Co-operation and Development, or OECD, has proposed a number of changes to the tax codes of its member states that are designed to address perceived tax avoidance by multinational organizations. Our future reported financial results may be adversely affected by tax rule changes which restrict or eliminate our ability to claim foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.

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

Our future success depends on our continued ability to attract, hire and retain highly-qualified personnel, including our executive officers and scientific, technical, sales and marketing employees, and their ability to manage growth successfully. Experienced personnel in our industry are in high demand and competition for their talents is intense. If we are unable to attract and retain key personnel, our business may be harmed. In addition, the loss of any of our key personnel, particularly key research and development personnel, could harm our business and prospects and could impede the achievement of our research and development, operation or strategic objectives.

Future sales of our common stock, including shares issuable upon conversion of our Series B Convertible Perpetual Preferred Stock, or Series B Preferred Stock, or our 3% convertible senior subordinated notes, may adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock or other equity securities in the public market could depress the price of our common stock and impair our ability to raise capital through the sale of additional equity securities. The price of our common stock could be affected by issuances of substantial numbers of shares of our common stock potentially issuable upon conversion of our Series B Preferred Stock or our 3% convertible senior subordinated notes or by hedging or arbitrage trading activity that may develop involving our common stock. If the conditions applicable to the conversion of our Series B Preferred Stock were satisfied, then subject to adjustment, each of the 1.8 million shares of Series B Preferred Stock outstanding as of December 31, 2014 could convert into 5.7703 shares of our common stock, or a total of 10.2 million shares of our common stock. Upon certain extraordinary transactions, depending on the market price of our common stock at that time, the conversion rate could increase such that significantly more shares of common stock could be issued. The $150.0 million in aggregate outstanding principal amount of our 3% convertible senior subordinated notes is convertible into shares of our common stock at a conversion price of approximately $43.98 per share, or a total of 3.4 million shares.

The holders of our Series B Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

As of December 31, 2014, the outstanding shares of our Series B Preferred Stock had an aggregate stated liquidation preference of $709.8 million. Dividends accrue on the shares of Series B Preferred Stock at a rate of 3% per annum, and we have the option to pay these dividends in cash or in shares of common stock or additional shares of Series B Preferred Stock. If we pay these dividends in shares of common stock or additional shares of Series B Preferred Stock, the number of shares of common stock or Series B Preferred Stock issued will be based upon market prices at the time of such payment. Upon a liquidation of our company, the holders of shares of Series B Preferred Stock will be entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is the aggregate stated liquidation preference, plus any accrued and unpaid dividends. Because of the substantial liquidation preference to which the holders of the Series B Preferred Stock are entitled, the amount available to be distributed to the holders of our common stock upon a liquidation of our company could be substantially limited or reduced to zero.

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

Provisions of our certificate of incorporation and bylaws may discourage a third party from making a proposal to acquire us, even if some of our stockholders might consider the proposal to be in their best interests, and may prevent attempts by our stockholders to replace or remove our current management. For example, subject to the rights of the holders of our Series B Preferred Stock, our certificate of incorporation authorizes our board of directors to issue shares of preferred stock without stockholder approval and to establish the preferences and rights of any preferred stock issued, which would allow the board to issue one or more classes or series of preferred stock that could discourage or delay a tender offer or change in control.

In addition, our board of directors may in the future adopt other protective measures, such as a stockholder rights plan, which could delay, deter or prevent a change in control.

We identified a material weakness in our internal control over financial reporting as of December 31, 2014 and the occurrence of this, or any other material weakness, could have a material adverse effect on our ability to report accurate financial information in a timely manner.

Our management recently concluded that, as described under the heading “Item 9A. Controls and Procedures,” we had a material weakness as of December 31, 2014 and therefore did not maintain effective internal control over financial reporting or effective disclosure controls and procedures, as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to the failure to design controls to assess the accounting for deferred tax assets which became recognizable as a result of the disposition. We are taking steps to remediate the material weakness. However, the remedial measures we are taking may not be adequate to prevent future misstatements or avoid other control deficiencies or material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As a result, it is possible that our financial statements will not comply with generally accepted accounting principles, will contain a material misstatement or will not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by government authorities, fines, penalties, the delisting of our securities and liabilities arising from stockholder litigation.

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

We own approximately 18.8 acres of land in San Diego, California which houses one of our ten primary manufacturing operations, as well as significant administrative and research and development operations for our professional diagnostics business. Our buildings on this property total approximately 330,000 square feet and include 167,000 square feet of manufacturing space for professional diagnostic products.

Our other primary manufacturing operations are in Scarborough, Maine; Hangzhou and Shanghai, China; Jena, Germany; Matsudo, Japan; Oslo, Norway; Dundee, Scotland; Ottawa, Canada and Yongin, South Korea. We manufacture some of our consumer and professional diagnostic products in a manufacturing facility of approximately 498,000 square feet in Hangzhou, China, which we own. The majority of our consumer diagnostic products are manufactured in a facility of approximately 133,000 square feet in Shanghai, China, which we lease. We manufacture our Alere Pima Analyzer in a facility of approximately 159,000 square feet in Jena, Germany, which we own. We manufacture our Determine products in a leased space of approximately 34,700 square feet in Matsudo, Japan. Standard Diagnostics manufactures most of its professional diagnostic products in three facilities in Yongin, South Korea; a 64,390 square foot facility and a 112,547 square foot facility which we own, and a 84,766 square foot facility which we lease. Axis-Shield, which we acquired in late 2011, manufactures the majority of our point-of-care products for patients with diabetes in a leased space of approximately 135,000 square feet in Oslo, Norway and a leased space of approximately 54,000 square feet in Dundee, Scotland. We also manufacture point-of-care products in a leased space of approximately 30,000 square feet in Ottawa, Canada. We manufacture certain professional diagnostic products in a 118,176 square foot facility that we lease in Scarborough, Maine.

We increasingly rely on our network of toxicology laboratories to provide reliable drugs-of-abuse test results to customers. We own two SAMHSA certified laboratories in the United States, located in Gretna, Louisiana and Richmond, Virginia. We also operate toxicology laboratories in Austin, Texas; Clearwater, Florida; Santa Rosa, California; London and Abingdon, England, and we operate an accredited forensic laboratory in Malvern, England.

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

ITEM 3.    LEGAL PROCEEDINGS

Matters Relating to our San Diego Facility

On October 9, 2012, we received a warning letter from the FDA referencing inspectional observations set forth in an FDA Form 483 received in June, 2012. The observations were the result of an inspection of our San Diego facility conducted earlier during 2012 relating to our Alere Triage products, which resulted in two recalls of certain Alere Triage products and revised release specifications for our Alere Triage meter-based products. We have submitted evidence of our completion of most of the actions committed to in response to the FDA Form 483 and warning letter. In September 2014, as follow up to a further inspection of our San Diego facility, the FDA notified us that this most recent inspection was classified “voluntary action indicated,” meaning that the objectionable conditions or practices found in the inspection do not meet the threshold of significance requiring regulatory action, but that formal close-out of the October 12 Warning Letter could not occur until after a future inspection.

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

Matters Related to Theft of Laptop

In September 2012, a password-protected laptop containing personally identifiable information of approximately 116,000 patients was stolen from an employee of Alere Home Monitoring, or AHM. On January 24, 2013, a class action complaint was filed in the U.S. District Court for the Northern District of California against AHM, asserting claims for damages and other relief under California state law, including under California’s Confidentiality of Medical Information Act, or CMIA, arising out of this theft. On October 7, 2014, the class action was dismissed with leave to amend the complaint. On October 28, 2014, an amended complaint was filed, and on November 17, 2014 AHM responded by filing another motion to dismiss. On February 23, 2015, AHM’s motion to dismiss was granted in part, but denied as to the plaintiffs’ amended CMIA claims.

Claims in the Ordinary Course and Other Matters

We are not a party to any other pending legal proceedings that we currently believe could have a material adverse impact on our business. However, on December 10, 2014, we and our subsidiary, Avee Laboratories Inc., or Avee, received subpoenas from the United States Attorney for the District of New Jersey seeking marketing materials and other documents relating primarily to billing and marketing practices related to toxicology testing. We are cooperating with the investigation and have begun to provide documents responsive to the subpoenas. Our subsidiary, Arriva Medical, LLC, or Arriva, is also in the process of responding to a Civil Investigative Demand, or CID, from the United States Attorney for the Middle District of Tennessee in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The CID requests patient and billing records. Both investigations are in preliminary stages, and we cannot predict what effect, if any, the investigations, or any resulting claims, could have on Alere or its subsidiaries.

Our diabetes, toxicology and patient self-testing businesses are subject to audit and claims for reimbursement brought by Zone Program Integrity Contractors, or ZPICs, and Medicare Administrative Contractors, or MACs, to monitor compliance with coverage and reimbursement rules and guidelines under Medicare and Medicaid. These types of audits occur frequently in the ordinary course of seeking reimbursement under Medicare and Medicaid and often lead to determinations that certain claims should not have been paid by Medicare or Medicaid. The programs will seek to recoup or offset amounts they assert have been paid in error.

Our businesses may also be subject at any time to other commercial disputes, consumer product claims, negligence claims or various other lawsuits arising in the ordinary course of business, including infringement, employment or investor matters, and we expect that this will continue to be the case in the future. Such lawsuits or claims generally seek damages or reimbursement, sometimes in substantial amounts.

I TEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities and Use of Proceeds

On December 30, 2012, our Chief Executive Officer, Namal Nawana, was granted 110,000 Restricted Stock Units, or RSUs, that vest as follows: 5,000 RSUs vest one year after the grant date, 5,000 RSUs vest two years after the grant date, and 100,000 RSUs vest three years after the grant date. As part of this arrangement, Mr. Nawana was issued 5,000 shares of common stock on December 30, 2013 and 5,000 shares of common stock on December 30, 2014. We issued these shares pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

Market Information

Our common stock trades on the New York Stock Exchange (NYSE) under the symbol “ALR.” The following table sets forth the high and low sales prices of our common stock for each quarter during fiscal 2014 and 2013:

	High	Low
Fiscal 2014
Fourth Quarter	$40.50	$35.62
Third Quarter	$43.00	$33.76
Second Quarter	$37.88	$31.94
First Quarter	$39.90	$32.98
Fiscal 2013
Fourth Quarter	$36.78	$30.16
Third Quarter	$35.38	$24.00
Second Quarter	$29.57	$24.33
First Quarter	$25.55	$18.64

On March 2, 2015, there were 1,197 holders of record of our common stock.

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

Stock Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock from December 31, 2009 through December 31, 2014 with the cumulative total return of a broad equity market index and a published industry index. This graph assumes an investment of $100.00 on December 31, 2009 in our common stock, and compares its performance with the NYSE Composite Index and the Dow Jones U.S. Health Care Index (the “Current Indices”). We paid no dividends on our common stock during the period covered by the graph. The Current Indices reflect a cumulative total return based upon the reinvestment of dividends of the stocks included in those indices. Measurement points are December 31, 2009 and the last trading day of each subsequent year end through December 31, 2014.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Current Indices

Date	ALR	NYSE Composite Index	Dow Jones U.S. Healthcare Index
12/31/09	$100.00	$100.00	$100.00
12/31/10	$88.17	$110.84	$104.12
12/30/11	$55.63	$104.07	$115.84
12/31/12	$44.57	$117.52	$137.52
12/31/13	$87.21	$144.75	$194.25
12/31/14	$91.54	$150.86	$240.34

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

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the five-year period ended December 31, 2014 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

On January 15, 2010, we completed the sale of our vitamins and nutritional supplements business. The sale included our entire private label and branded nutritionals businesses and represents the complete divestiture of our entire vitamins and nutritional supplements business segment.

On October 10, 2014, we completed the sale of our ACS subsidiary, our health information exchange business, to ACS Acquisition, LLC for a purchase price consisting primarily of contingent consideration.

On January 9, 2015, we completed the sale of our health management business to OptumHealth Care Solutions for a purchase price of $600.1 million, subject to a customary post-closing working capital and net cash adjustment. We used the net cash proceeds of the sale to repay $575.0 million in aggregate principal amount of outstanding indebtedness under our senior secured credit facility.

The results of the vitamins and nutritional supplements business, ACS and the health management business are included in income (loss) from discontinued operations, net of tax, for all periods presented in the statement of operations data below. The assets and liabilities associated with the health management business have been reclassified to current classifications as assets held for sale and liabilities related to assets held for sale and, as such, have impacted working capital amounts, which are reflected in the balance sheet data section below, for all balance sheet dates presented.

For a discussion of certain factors, such as acquisitions and dispositions, that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Notes 2(v), 4 and 24 of our consolidated financial statements included elsewhere in this report.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Net product sales	$2,033,652	$2,058,534	$1,899,913	$1,667,408	$1,454,882
Services revenue	531,988	534,099	464,637	255,359	211,031

Net product sales and services revenue	2,565,640	2,592,633	2,364,550	1,922,767	1,665,913
License and royalty revenue	21,050	27,229	28,576	23,473	20,759

Net revenue	2,586,690	2,619,862	2,393,126	1,946,240	1,686,672

Cost of net product sales	1,070,269	1,017,608	920,385	781,955	672,733
Cost of services revenue	288,925	272,114	221,228	106,817	101,946

Cost of net product sales and services revenue	1,359,194	1,289,722	1,141,613	888,772	774,679
Cost of license and royalty revenue	5,592	7,763	7,354	7,036	7,149

Cost of net revenue	1,364,786	1,297,485	1,148,967	895,808	781,828

Gross profit	1,221,904	1,322,377	1,244,159	1,050,432	904,844
Operating expenses:
Research and development	144,828	159,053	181,735	150,165	133,218
Sales and marketing	513,802	566,135	556,724	470,830	397,824
General and administrative	462,108	431,661	348,817	254,466	293,269
Goodwill impairment charge	—	—	—	8,027	—
Impairment and gain (loss) on dispositions, net	7,742	5,124	—	—	—

Operating income	93,424	160,404	156,883	166,944	80,533
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs and other income (expense), net	(211,924)	(266,605)	(229,260)	84,891	(120,861)

Income (loss) from continuing operations before provision (benefit) for income taxes	(118,500)	(106,201)	(72,377)	251,835	(40,328)
Provision (benefit) for income taxes	66,722	(35,359)	(11,488)	(5,262)	10,648

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(185,222)	(70,842)	(60,889)	257,097	(50,976)
Equity earnings of unconsolidated entities, net of tax	17,509	17,443	13,245	8,524	10,566

Income (loss) from continuing operations	(167,713)	(53,399)	(47,644)	265,621	(40,410)
Income (loss) from discontinued operations, net of tax	177,661	(16,879)	(30,263)	(398,930)	(975,482)

Net income (loss)	9,948	(70,278)	(77,907)	(133,309)	(1,015,892)
Less: Net income attributable to non-controlling interests	30	976	275	233	1,418

Net income (loss) attributable to Alere Inc. and Subsidiaries	9,918	(71,254)	(78,182)	(133,542)	(1,017,310)
Preferred stock dividends	(21,293)	(21,293)	(21,293)	(22,049)	(24,235)
Preferred stock repurchase	—	—	—	23,936	—

Net loss available to common stockholders(1)	$(11,375)	$(92,547)	$(99,475)	$(131,655)	$(1,041,545)

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) per common share from continuing operations	$(2.28)	$(0.92)	$(0.85)	$3.22	$(0.78)
Income (loss) per common share from discontinued operations	0.03	(0.21)	(0.38)	(4.80)	(11.55)

Net loss per common share(1)	$(2.25)	$(1.13)	$(1.23)	$(1.58)	$(12.33)

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$378,461	$355,431	$316,491	$287,551	$381,814
Working capital	$1,089,009	$1,005,795	$1,014,812	$1,175,181	$923,126
Total assets	$6,718,041	$7,060,814	$7,067,928	$6,672,701	$6,330,374
Total debt	$3,725,061	$3,841,104	$3,708,011	$3,353,335	$2,386,739
Other long-term obligations	$380,199	$443,451	$536,044	$457,360	$509,076
Total stockholders’ equity	$1,957,967	$2,077,966	$2,180,422	$2,229,234	$2,575,038

(1)	Net loss available to common stockholders and basic and diluted net loss per common share are computed consistent with annual per share calculations described in Notes 2(o) and 11 of our consolidated financial statements included elsewhere in this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We deliver reliable and actionable health information through rapid diagnostic tests, resulting in better clinical and economic healthcare outcomes globally. Our high-performance diagnostics for infectious disease, cardiometabolic disease and toxicology are designed to meet the growing global demand for accurate, easy-to-use and cost-effective near-patient tests. Our goal is to make Alere products accessible to more people around the world, even those located in remote and resource-limited areas, by making them affordable and usable in any setting. By making critical clinical diagnostic information available to doctors and patients in an actionable timeframe, Alere products help streamline healthcare delivery and improve patient outcomes.

On June 30, 2014, our Board of Directors refocused our strategy to concentrate on our core strength as a leader in rapid diagnostics, appointing Namal Nawana as our new Interim Chief Executive Officer, and announced initiatives to rationalize our investment in connected health concepts and technologies and reduce overall operating expenses by winding down certain non-core operations. Since that time, under Mr. Nawana’s leadership, we have made substantial progress against those initiatives, and we expect that the insights garnered during the strategic review process initiated in 2013 will continue to enable our transformation into an organization with a more focused business portfolio.

On October 28, 2014, the same day that our Board of Directors removed the interim status from the title of Mr. Nawana, we announced that we had reached a definitive agreement to sell our condition management, case management, wellbeing, wellness, and women’s and children’s health businesses, which we refer to collectively as our health management business, to Optum for $600.1 million. We completed this sale on January 9, 2015 and used the net cash proceeds to repay $575.0 million in aggregate principal amount of outstanding indebtedness under our secured credit facility. With this divestiture, we effectively exited the traditional health management business, meaning the business of providing condition and case management services to employers, health plans and other health care providers. We remain committed to divesting non-core assets and intend to follow a disciplined approach to managing our business portfolio in the future.

During the second half of 2014, we also undertook cost-cutting measures based primarily on insights gained through our management consultant-led strategic review. During this period, we reduced headcount to eliminate redundancies arising from our historic pattern of acquisitions. We also restructured our research and development organization by closing or beginning the process of closing several facilities in the United Kingdom and concentrating our research and development activities on core projects which resulted in additional savings.

During 2014, we continued to emphasize quality, and we have made substantial progress in this area by achieving the status of “Voluntary Action Indicated” in connection with the FDA inspection and warning letter relating to our San Diego facility. This status allows us to continue with our voluntary improvement programs and also allows the release of export certificates required by certain foreign governments in order for us to market our products in their countries. However, our progress has not come without challenges. We have encountered product issues related to our Alere INRatio systems resulting in a May 2014 recall of our Alere INRatio2 PT/INR Professional Test Strips in the United States and a December 2014 voluntary urgent medical device correction initiated with respect to our Alere INRatio and Alere INRatio2 systems to inform users not to use these systems to test patients with certain medical conditions. We have transitioned customers from the recalled Alere INRatio2 PT/INR Professional Test Strip to the Alere INRatio PT/INR Test Strip, which was not included in the recall. While it is too early to understand the full impact of the voluntary urgent medical device correction, we believe that our emphasis on quality during 2014 has enabled us to respond to these developments more effectively than in the past and will help to mitigate any negative impact. We plan to continue our improvements to quality and regulatory compliance during 2015 and beyond.

During 2014, we built substantial momentum behind the new products and technologies which we expect to propel growth in future years and establish Alere as a leading innovator of point-of-care diagnostics. In January 2014, we announced the initial launch of the Alere i Influenza A & B test, which received FDA clearance in June 2014 and is currently available for sale in the United States. Alere i is a rapid point-of-care molecular, instrument-based, isothermal platform for the qualitative detection of infectious diseases which provides results in just minutes, allowing healthcare providers to make quick and effective clinical decisions. In January 2015, the FDA granted a CLIA waiver for the Alere i Influenza A & B test, a nucleic acid-based flu diagnostic test and, as a result, it may be used in physician offices, clinics and other public health settings where influenza patients are frequently examined and treated. Alere i tests for strep A, C. difficile, RSV, chlamydia and gonorrhea are currently in development.

In July 2014, we submitted our first assay for our new Alere q Analyzer, Alere q HIV-1/2 Detect, for CE IVD accreditation in Europe and this accreditation was received in February 2015. The Alere q Analyzer technology utilizes a versatile, single-use test cartridge to automatically extract, amplify and detect multiple molecular targets from a single patient sample. The Alere q HIV-1/2 Detect assay can detect HIV 1 and HIV 2 from fingerstick or heelstick samples in under 60 minutes, with current field evaluations of the assay in Africa showing high utility in the early diagnosis of infants born to HIV-positive mothers. Anticipated expansions for Alere q include cartridges for the quantification of HIV viral load and the diagnosis of tuberculosis.

In December 2014, the Alere Determine HIV-1/2 Ag/Ab Combo, launched during 2013, received CLIA-waived status, allowing healthcare providers in physician’s offices, clinics and other public health services to improve clinical outcomes through earlier diagnosis and treatment of patients who test positive for HIV. The Alere Determine HIV-1/2 Ag/Ab Combo is the first FDA-approved and CLIA-waived rapid, point-of-care test that detects both HIV-1/2 antibodies and free HIV-1 p24 antigen and may identify HIV earlier in the course of the disease.

Our efforts during 2014, as well as 2015, have sharpened our focus on our mission of enabling healthcare providers to improve clinical outcomes and lower costs with rapid diagnostic tests, and have enabled us to reduce indebtedness and enhance shareholder value. We remain engaged in active and ongoing discussions with multiple parties concerning divestitures of our remaining non-core businesses which, if consummated, will continue this momentum, leaving us and our shareholders positioned to take better advantage of our global-leading portfolio of accurate, easy-to-use and cost-effective near-patient tests.

Recent Divestitures

As discussed above, on January 9, 2015, we completed the sale of our health management business. On October 10, 2014, we completed the sale of our subsidiary, Alere Accountable Care Solutions, LLC, or ACS.

Except for our patient self-testing products and services, our health management business and ACS together represented substantially all of the assets and activities comprising our former health information solutions segment, which we now refer to as our patient-self testing segment. We reclassified the assets and liabilities of the health management business as held for sale within the accompanying consolidated balance sheet as of December 31, 2014, and the results of the operations of the health management business and ACS are reported as loss from discontinued operations, net of tax, for all periods presented in our accompanying consolidated statements of operations. See Note 24 to our accompanying consolidated financial statements for more information about these divestitures and discontinued operations.

2014 Financial Highlights

•	Net revenue decreased by $33.2 million, or 1%, to $2,586.7 million in 2014, from $2,619.9 million in 2013.

•	Gross profit decreased by $100.5 million, or 8%, to $1.2 billion in 2014, from $1.3 billion in 2013.

•

In 2014, we generated a net loss available to common stockholders of $186.4 million, or $2.25 per basic and diluted common share. In 2013, we generated a net loss available to common stockholders of $92.5 million, or $1.13 per basic and diluted common share.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Product Sales and Services Revenue.    Net product sales and services revenue decreased by $27.0 million, or 1%, to $2,565.6 million in 2014, from $2,592.6 million in 2013. Excluding the impact of foreign currency translation, net product sales and services revenue in 2014 decreased by $17.5 million, or 1%, over 2013.

Net Product Sales and Services Revenue by Business Segment.    Net product sales and services revenue by business segment for 2014 and 2013 is as follows (in thousands):

	2014	2013	% Increase (Decrease)
Professional diagnostics	$2,319,901	$2,366,204	(2)%
Patient self-testing	137,096	123,647	11%
Consumer diagnostics	108,643	102,782	6%

Net product sales and services revenue	$2,565,640	$2,592,633	(1)%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for 2014 and 2013 (in thousands):

	2014	2013	% Increase (Decrease)
Infectious disease	$710,514	$723,213	(2)%
Toxicology	627,755	632,727	(1)%
Cardiometabolic	441,582	463,281	(5)%
Diabetes	197,476	225,488	(12)%
Other	342,574	321,495	7%

Professional diagnostics net product sales and services revenue	$2,319,901	$2,366,204	(2)%

Net product sales and services revenue from our professional diagnostics business segment decreased by $46.3 million, or 2%, to $2.3 billion in 2014, from $2.4 billion in 2013. Excluding the impact of foreign currency translation, net product sales and services revenue from our professional diagnostics business segment decreased by $36.7 million, or 2%, comparing 2014 to 2013. We experienced revenue declines principally in the U.S., where revenue decreased by $93.4 million, or 9%, to $1.0 billion from $1.1 billion. Revenue decreased primarily as a result of a $22.6 million decrease in our U.S. flu-related net product sales, which decreased from $75.5 million during 2013 to $52.9 million during 2014, a $16.5 million decrease in U.S. revenues from our mail order diabetes sales, and $1.1 million and $15.9 million decreases in revenue as a result of our 2014 and 2013 dispositions of our Bionote business and our Spinreact operations, respectively, partially offset by $34.5 million in non-currency-adjusted incremental revenues attributable to acquisitions. Revenue from mail order diabetes sales decreased by 10.8% to $137.0 million for 2014 from $153.6 million for 2013, primarily as a result of a reduction in the Center for Medicare & Medicaid Services, or CMS’, reimbursement rates for those products, which became effective on July 1, 2013. Revenues in the U.S. were further reduced by lower revenues from INRatio sales and lower toxicology pain management sales during 2014 compared to 2013. Net product sales of Alere Triage® meter-based products in the U.S. decreased by $3.6 million to $72.6 million during 2014 from $76.2 million during 2013. Revenues from international sales increased by $62.4 million to $1.2 billion during 2014 from $1.1 billion in 2013 due to continued strong performance in India, China and Africa, which together grew by $50.3 million, or 17%, which was partially offset by a $9.7 million decrease in revenues from markets in Latin America as a result of a reduction in diabetes revenue in Brazil and a weak dengue season in the region. Excluding the impact of acquisitions, the decrease in net product sales from meter-based Triage products in the U.S., the impact of the decrease in flu-related sales, the decrease in organic revenues from our U.S. mail order diabetes sales, and the dispositions of our BioNote business and Spinreact operations, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was $20.9 million, or 1.0%, from 2013 to 2014. New products contributed favorably to our overall adjusted growth rate, with sales of our CD4 products increasing from $21.5 million in 2013 to $29.3 million in 2014 and Epoc sales increasing from $22.7 million to $26.8 million for the same periods.

Within our professional diagnostics business segment, our infectious disease net product sales and services revenue decreased by $12.7 million, or 2%, to $710.5 million for 2014, from $723.2 million for 2013. The decrease was primarily due to a $22.6 million decrease in our U.S. flu-related net product sales from $75.5 million during 2013 to $52.9 million during 2014, as discussed above, partially offset by an overall increase in our international sales, as discussed above. Toxicology net product sales and services revenue decreased by $5.0 million, or 1%, to $627.8 million for 2014, from $632.7 million for 2013, primarily as a result of lower pain management revenues. Cardiometabolic net product sales and services revenue decreased by $21.7 million, or 5%, to $441.6 million for 2014, from $463.3 million for 2013, primarily as a result of a decline in sales of our Alere INRatio2 PT/INR professional test strip in the U.S. due to a voluntary recall. Our diabetes net product sales and services revenue decreased by $28.0 million, or 12%, to $197.5 million for 2014, from $225.5 million for 2013. This decrease was primarily the result of the decline in revenue attributable to the reduction in CMS’ reimbursement rates described above, which was partially offset by our recent acquisitions of the Liberty business and Simplex, which contributed a combined net $34.5 million of the non-currency adjusted incremental diabetes-related revenue. Included in the $197.5 million of diabetes-related revenue for 2014 was $137.0 million of mail order diabetes sales, compared to $153.6 million for 2013.

Patient Self-testing

As a result of the sales of our health management business in January 2015 and ACS in October 2014, our former health information solutions segment, now referred to as our patient self-testing segment, consists primarily of our Alere Home Monitoring patient self-testing services.

The following table summarizes our net product sales and services revenue from our patient self-testing business segment by groups of similar products and services for 2014 and 2013 (in thousands):

	2014	2013	% Increase (Decrease)
Patient self-testing services	$116,779	$102,919	13%
Other	20,317	20,728	(2)%

Patient self-testing net product sales and services revenue	$137,096	$123,647	11%

Our patient self-testing net product sales and services revenue increased by $13.4 million, or 11%, to $137.1 million for 2014, from $123.6 million for 2013, reflecting growth in our Alere Home Monitoring patient self-testing services from $102.9 million in 2013 to $116.8 million in 2014. The increase in our Alere Home monitoring patient self-testing services net product sales and services revenue was principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment revenue increased by $5.9 million, or 6%, to $108.6 million for 2014, from $102.8 million for 2013. The increase in revenue primarily resulted from an increase in our manufacturing revenue associated with SPD, as SPD successfully launched the Clearblue Advanced Pregnancy Test with Weeks Estimator product in the U.S. during the third quarter of 2013. SPD sales were $185.7 million and $178.4 million during 2014 and 2013.

Net Product Sales and Services Revenue by Geographic Location.    Net product sales and services revenue by geographic location for 2014 and 2013 is as follows (in thousands):

	2014	2013	% Increase (Decrease)
United States	$1,363,886	$1,449,245	(6)%
Europe	531,784	509,644	4%
Elsewhere(1)	691,020	660,973	5%

Net product sales and services revenue	$2,586,690	$2,619,862	(1)%

(1)	Includes, among many others, the following countries: China, India, Japan, South Korea, Brazil, Canada, and Australia.

Net product sales and services revenue of $1.36 billion and $1.45 billion generated in the United States was 53% and 55% of total net product sales and services revenue for 2014 and 2013, respectively. The decrease in net product sales and services revenue in the United States principally related to lower revenues from flu-related, mail-order diabetes and INRatio sales, lost revenues from dispositions and lower toxicology pain management revenues, as discussed above. The increase in net product sales and services revenue outside the United States resulted primarily from an increase in toxicology-related sales in Europe and a growing demand for our HIV and malaria products in Asia, Africa and Latin America.

License and Royalty Revenue.    License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by $6.2 million, or 23%, to $21.1 million for 2014, from $27.2 million for 2013. The decrease in royalty revenue for 2014, compared to 2013, is primarily a result of lower royalties earned under existing licensing agreements. Included in royalty revenue in 2013 was an $8.5 million one-time, upfront issuance fee associated with the license of certain of our molecular intellectual property. We expect our future royalty revenue to decline as certain patents related to our lateral flow technology expired in 2015.

Gross Profit and Margin Percentage.    Gross profit decreased by $100.5 million, or 8%, to $1.2 billion for 2014, from $1.3 billion for 2013. The decrease in gross profit during 2014, compared to 2013, was largely attributed to the decrease in net product sales and services revenue principally resulting from lower revenues from INRatio sales and lower pain management and rehabilitation toxicology revenues, as discussed above, weak U.S. flu-related sales, a larger-than-expected reduction in U.S. healthcare utilization which primarily impacted our U.S. infectious disease revenue, decline in diabetes revenue attributable to the reduction in CMS’ reimbursement rates described above, coupled with the impacts of a recall of INRatio2 test strips and a recall of certain Triage BNP Calibrators during 2014, which included revenue and cost of sales charges totaling $7.5 million during 2014.

Cost of net revenue included amortization expense of $64.5 million and $68.1 million for 2014 and 2013, respectively, and $2.5 million of non-cash charges relating to the write-up of inventory to fair value in connection with certain acquisitions during 2013. Reducing gross profit for 2014 and 2013 was $11.8 million and $6.1 million, respectively, in restructuring charges, which included $7.0 million in fixed asset and inventory impairments, $3.3 million of severance-related costs and $1.5 million in facility and transition costs for 2014, and $2.5 million of severance-related costs, $2.3 million in facility and transition costs and $1.3 million in fixed asset, intangible asset and inventory impairments for 2013.

Overall gross margin for 2014 was 47%, as compared to 50% for 2013. The lower gross margin in 2014 principally reflects lower revenues from INRatio sales and lower pain management and rehabilitation toxicology revenues, the impact of the reduced mail order diabetes reimbursement rates noted above, as well as revenue and cost of sales charges of $7.5 million incurred in the second quarter of 2014 in connection with our recall of INRatio2 test strips and our recall of certain Triage BNP Calibrators.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment.    Gross profit from net product sales and services revenue decreased by $96.5 million, or 7%, to $1.2 billion in 2014, from $1.3 billion in 2013. Gross profit from net product sales and services revenue by business segment for 2014 and 2013 is as follows (in thousands):

	2014	2013	% Increase
Professional diagnostics	$1,115,958	$1,224,355	(9)%
Patient self-testing	66,979	58,237	15%
Consumer diagnostics	23,509	20,319	16%

Gross profit from net product sales and services revenue	$1,206,446	$1,302,911	(7)%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue decreased by $108.4 million, or 9%, to $1.1 billion for 2014, compared to $1.2 billion for 2013. The lower gross profit for 2014 principally reflects lower revenues from INRatio sales during 2014 compared to 2013, lower pain management and rehabilitation toxicology revenues, lower U.S. flu-related sales and reduced mail order diabetes reimbursement rates. Cost of professional diagnostics net product sales and services revenue during 2013 included a non-cash charge of $2.5 million relating to the write-up of inventory to fair value in connection with certain acquisitions. Reducing gross profit during 2014 and 2013 was $11.8 million and $6.1 million, respectively, in restructuring charges.

Cost of professional diagnostics net product sales and services revenue included amortization expense of $62.0 million and $64.3 million for 2014 and 2013, respectively.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for 2014 was 48%, as compared to 52% for 2013. The lower gross margin in 2014 principally reflects lower revenues from INRatio sales, a continued weakness in U.S. healthcare utilization and lower pain management and rehabilitation toxicology revenues, coupled with the impacts of a recall of INRatio2 test strips and our recall of certain Beckman Coulter Triage BNP Tests, lower U.S. flu-related sales and reduced mail order diabetes reimbursement rates, as compared to 2013.

Patient Self-testing

Gross profit from our patient self-testing net product sales and services revenue increased by $8.7 million, or 15%, to $67.0 million for 2014, compared to $58.2 million for 2013.

Cost of patient self-testing net product sales and services revenue included amortization expense of $2.3 million and $2.9 million for 2014 and 2013, respectively.

As a percentage of our patient self-testing net product sales and services revenue, gross margin for 2014 was 49%, as compared to 47% for 2013. The increase in gross margin was primarily due to operational efficiencies realized during 2014 within the condition and case management business as a result of various restructuring plans and the growth in our Alere Home Monitoring patient self-testing services as discussed above.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue increased $3.2 million, or 16%, to $23.5 million during 2014, from $20.3 million in 2013. The increase in gross profit was primarily the result of an increase in manufacturing revenue, as discussed above.

Cost of consumer diagnostics net product sales and services revenue included amortization expense of $0.2 million and $0.9 million for 2014 and 2013, respectively.

As a percentage of our consumer diagnostics net product sales and services revenue, gross profit from our consumer diagnostics business was 22% for 2014, as compared to 20% in 2013.

Research and Development Expense.    Research and development expense decreased by $14.2 million, or 9%, to $144.8 million in 2014, from $159.1 million in 2013. Research and development expense during 2014 is reported net of grant funding of $9.5 million arising from the research and development funding relationship with the Bill and Melinda Gates Foundation that we entered into in February 2013 and $0.4 million of funding related to our contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority, or BARDA, that we entered into in September 2014. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $9.8 million and $1.8 million were included in research and development expense during 2014 and 2013, respectively. Amortization expense of $6.5 million and $4.9 million was included in research and development expense for 2014 and 2013, respectively.

Research and development expense as a percentage of net revenue was 6% and 6% for 2014 and 2013, respectively.

Sales and Marketing Expense.    Sales and marketing expense decreased by $52.3 million, or 9%, to $513.8 million for 2014, from $566.1 million for 2013. The decrease in sales and marketing expense was primarily driven by lower amortization expense related to customer relationship intangibles during 2014, compared to 2013, as the underlying economic benefit of the intangibles is declining. Amortization expense of $154.4 million and $197.1 million was included in sales and marketing expense for 2014 and 2013, respectively. Restructuring charges associated with our various restructuring plans to reduce expenses and further integrate our businesses totaling $11.4 million and $1.6 million were included in sales and marketing expense for 2014 and 2013, respectively.

Sales and marketing expense as a percentage of net revenue was 20% and 22% for 2014 and 2013, respectively.

General and Administrative Expense.    General and administrative expense increased by $30.4 million, or 7%, to $462.1 million for 2014, from $431.7 million for 2013. The increase was primarily attributable to the inclusion in general and administrative expense for 2014 of $26.6 million of costs associated with potential business dispositions, which primarily related to an initial public offering in the United Kingdom proposed in early 2014 and subsequently abandoned and the divestiture of our health management business, as compared to $6.1 million during 2013, a $23.9 million increase in charges associated with our restructuring plans to further integrate our businesses, offset by a $6.4 million decrease in expense recorded for fair value adjustments to acquisition-related contingent consideration, the $5.6 million of costs associated with our 2013 proxy contest, as discussed above, a $3.0 million decrease in stock-based compensation expense, and a $2.2 million decrease in acquisition-related costs.

General and administrative expense as a percentage of net revenue was 18% and 16% for 2014 and 2013, respectively.

Impairment and Gain (Loss) on Dispositions, Net.    In December 2014, our management decided to close our Alere Connect, LLC subsidiary located in Scottsdale, Arizona. In connection with this decision, we recorded an impairment charge of $10.8 million, which was offset by a net gain of approximately $3.1 million related to various immaterial business dispositions, resulting in a net $7.7 million impairment loss in 2014. See Note 22.

In July 2013, we sold our Spinreact operations located in Spain for $33.4 million in proceeds and, as a result of this transaction, we recorded a loss on disposition of $5.1 million during 2013. The financial results for our Spinreact operations are immaterial to our consolidated financial results. See Note 22.

Interest Expense.    Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense decreased by $46.2 million, or 18%, to $209.2 million for 2014, from $255.3 million for 2013. The decrease is principally due to a $35.6 million loss recorded in connection with the repurchase of our 9% senior subordinated notes during 2013. Also contributing to the decrease was the lower interest rate associated with our 6.5% senior subordinated notes issued in May 2013, compared to the interest rate associated with our 9% senior subordinated notes which we redeemed in the second quarter of 2013.

Other Income (Expense), Net.    Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	2014	2013	Increase/ (Decrease)
Interest income (expense), net	$2,391	$3,168	$(777)
Foreign exchange gains (losses), net	(2,193)	(4,010)	1,817
Other	(2,931)	(10,418)	7,487

Total other income (expense), net	$(2,733)	$(11,260)	$8,527

Other expense of $2.9 million for 2014 primarily reflected $2.4 million write-off of an investment as a result of the dissolution of the investee and $1.7 million in losses on disposals of fixed assets, offset by a $1.5 million reversal of a legal settlement accrual.

Other expense of $10.4 million for 2013 is primarily comprised of $11.8 million of expense associated with various legal settlements, which includes a provision of $9.5 million to reflect our estimate of the settlement and litigation costs we expected to incur in connection with a dispute with a customer in our U.S. toxicology business, a $5.1 million write-off of an investment and $3.3 million in losses on disposals of fixed assets, with an offsetting $8.0 million bargain purchase gain relating to our acquisition of the Liberty business. The legal settlement associated with the $9.5 million provision was settled in 2014 for $8.0 million.

Provision (Benefit) for Income Taxes.    The provision for income taxes increased by $102.1 million to a $66.7 million provision in 2014, from a $35.4 million benefit in 2013. The effective tax rate on continuing operations in 2014 was 56%, compared to 34% in 2013. The increase in the provision for income taxes, and the corresponding effective tax rate, from 2013 to 2014 is primarily related to our jurisdictional mix of income (loss), increases in our valuation allowance against foreign tax credit carryforwards, impact in the bargain purchase gain recognized, and tax on foreign income from distributions during 2014.

The primary components of the 2014 provision for income taxes relate to U.S. federal and state income tax benefits, including tax rate changes in foreign jurisdictions, U.S. research credits, the U.S. manufacturing deduction, and the impact of the bargain purchase gain. These benefits are largely offset by increased provisions for changes in valuation allowances, contingent consideration losses not deductible for tax purposes, U.S. tax on foreign income from distributions during 2014, and increases in reserves for uncertain tax positions. The primary components of the 2013 provision for income taxes relate to U.S. federal and state income tax benefits, including tax rate changes in foreign jurisdictions, U.S. research credits for 2012 and 2013, the U.S. manufacturing deduction, and the impact of the bargain purchase gain. These benefits are largely offset by increased provisions for changes in valuation allowances, contingent consideration losses not deductible for tax purposes, U.S. tax on foreign income from distributions during 2013 and increases in reserves for uncertain tax positions.

In December 2014, Congress signed into law the Tax Increase Prevention Act which retroactively extended the Federal research and development credit from January 1, 2014 through December 31, 2014. As a result, we recognized the retroactive benefit of the 2014 Federal research and development credit of $1.4 million as a discrete item in the fourth quarter of 2014, the period in which the legislation was enacted.

Equity Earnings of Unconsolidated Entities, Net of Tax.    Equity earnings of unconsolidated entities are reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax for 2014 reflect the following: (i) our 50% interest in SPD in the amount of $16.2 million, and (ii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $1.6 million. Loss on sale of our 40% interest in Vedalab S.A., or Vedalab, was in the amount of $0.4 million. Equity earnings of unconsolidated entities, net of tax for 2013 reflect the following: (i) our 50% interest in SPD in the amount of $15.0 million, (ii) our 49% interest in TechLab in the amount of $2.0 million and (iii) our 40% interest in Vedalab in the amount of $0.6 million.

Income (Loss) from Discontinued Operations, Net of Tax.    The results of the health management business and ACS are included in income (loss) from discontinued operations, net of tax, for all periods presented. For 2014, the discontinued operations generated income, net of tax, of $177.7 million, as compared to a loss, net of tax, of $16.9 million for 2013. The $177.7 million of income, net of tax, for 2014 reflects a gain of $7.2 million ($11.3 million, net of tax) resulting from a $26.3 million ($23.2 million, net of tax) contingent consideration obligation associated with our original purchase of ACS, and a $175.0 million tax benefit to record a deferred tax asset relating to the outside basis of our health management business, offset by the write down of $18.0 million ($11.2 million, net of tax) of finite-lived intangible assets and $1.1 million ($0.7 million, net of tax) of fixed assets to fair value. See Note 7 and Note 10 of our consolidated financial statements included elsewhere in this report.

Net Loss Available to Common Stockholders.    For 2014, we generated a net loss available to common stockholders of $11.4 million, or $0.14 per basic and diluted common share, compared to a net loss available to common stockholders of $92.5 million, or $1.13 per basic and diluted common share for 2013. Net loss available to common stockholders reflects $21.3 million of preferred stock dividends paid during both 2014 and 2013. The net loss in 2014 and 2013 resulted from the various factors discussed above. See Note 11 of our consolidated financial statements included elsewhere in this report for the calculation of net loss per common share.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Product Sales and Services Revenue.    Net product sales and services revenue increased by $228.1 million, or 10%, to $2.6 billion in 2013, from $2.4 billion in 2012. Net product sales and services revenue increased primarily as a result of our acquisitions which contributed an aggregate of $169.4 million of the increase. Excluding the impact of foreign currency translation, net product sales and services revenue in 2013 grew by $245.5 million, or 10%, over 2012.

Net Product Sales and Services Revenue by Business Segment.    Net product sales and services revenue by business segment for 2013 and 2012 is as follows (in thousands):

	2013	2012	% Increase
Professional diagnostics	$2,366,204	$2,165,216	9%
Patient self-testing	123,647	109,723	13%
Consumer diagnostics	102,782	89,611	15%

Net product sales and services revenue	$2,592,633	$2,364,550	10%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for 2013 and 2012 (in thousands):

	2013	2012	% Increase (Decrease)
Infectious disease	$723,213	$615,950	17%
Toxicology	632,727	587,261	8%
Cardiometabolic	463,281	503,534	(8)%
Diabetes	225,488	144,441	56%
Other	321,495	314,030	2%

Professional diagnostics net product sales and services revenue	$2,366,204	$2,165,216	9%

Net product sales and services revenue from our professional diagnostics business segment increased by $201.0 million, or 9%, to $2.4 billion in 2013, from $2.2 billion in 2012. Excluding the impact of foreign currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $220.1 million, or 10%, comparing 2013 to 2012. Net product sales and services revenue increased primarily as a result of acquisitions, which contributed an aggregate of $167.2 million of the non-currency-adjusted increase. Also, contributing to the increase in revenue were North American flu-related sales, which increased $31.9 million, from $43.6 million in 2012 to $75.5 million 2013. Net product sales and services revenue from our professional diagnostics business segment were negatively impacted by the FDA recall matters related to our Alere Triage meter-based products. Net product sales of meter-based Triage products in the U.S. totaled $76.2 million in 2013, as compared to $150.3 million in 2012. Furthermore, net product sales and services revenue from our professional diagnostics business segment was negatively impacted by the disposition of our Spinreact operations in Spain in July 2013, for which sales totaled $15.9 million in 2013 through the date of disposition, as compared to $22.2 million in 2012, a decrease of $6.3 million. Excluding the impact of acquisitions, the increase in flu-related sales during the comparable periods, the impact of the reduction in net product sales from meter-based Triage products in the U.S. and the disposition of our Spinreact operations in Spain, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was $101.4 million, or 5%, from 2012 to 2013. This growth rate was additionally impacted by the reduction in CMS’ reimbursement rates which became effective on July 1, 2013 for our U.S. mail order diabetes business. Excluding organic revenues from our mail order diabetes business, along with all of the other impacts previously mentioned, our currency-adjusted organic growth was $132.1 million, or 6.9%, from 2012 to 2013.

Within our professional diagnostics business segment, net product sales and services revenue for our cardiometabolic business decreased by $40.3 million, or 8%, to $463.3 million in 2013, from $503.5 million in 2012, primarily as a result of the impact of the FDA review of certain of our meter-based Triage products in the U.S. Net product sales and services revenue for our infectious disease business increased by $107.3 million, or 17%, to $723.2 million in 2013, from $616.0 million in 2012. This change was driven principally by a growth in HIV, flu and malaria revenues during the comparable periods. Net product sales and services revenue for our toxicology business increased by $45.5 million, or 8%, to $632.7 million in 2013, from $587.3 million in 2012, with our recent toxicology-related acquisitions contributing a combined net of $54.1 million of the non-currency adjusted increase. Offsetting the increase in our toxicology net product sales and services revenue contributed by acquisitions was a $23.6 million decrease in net product sales related to our Triage toxicology products and reductions in commercial pricing for our pain management and rehabilitation services implemented in the second quarter of 2012 and fourth quarter of 2013. Our diabetes net product sales and services revenue increased by $81.0 million, or 56%, to $225.5 million in 2013, from $144.4 million in 2012. The increase was primarily the result of our recent acquisitions of AmMed Direct LLC, or AmMed, NationsHealth, Discount Diabetic, LLC, or Discount Diabetic, the Medicare fee-for-service assets of Liberty Medical, or the Liberty business, and Simplex Healthcare, Inc., or Simplex, which contributed a combined net $100.8 million of the non-currency adjusted increase. Included in the $225.5 million of revenue from our diabetes business for 2013 were $153.6 million of mail order diabetes sales, compared to $85.7 million for 2012.

Patient Self-testing

The following table summarizes our net product sales and services revenue from our patient self-testing business segment by groups of similar products and services for 2013 and 2012 (in thousands):

	2013	2012	% Increase (Decrease)
Patient self-testing services	102,919	90,088	14%
Other	20,728	19,635	6%

Patient self-testing	$123,647	$109,723	13%

Net product sales and services revenue from our patient self-testing business segment increased by $13.9 million to $123.6 million in 2013, from $109.7 million in 2012. Our Alere Home Monitoring patient self-testing services net product sales and services revenue increased $12.8 million, or 14%, to $102.9 million in 2013, compared to $90.1 million in 2012, principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

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

Net Product Sales and Services Revenue by Geographic Location.    Net product sales and services revenue by geographic location for 2013 and 2012 is as follows (in thousands):

	2013	2012	% Increase
United States	$1,449,245	$1,299,066	12%
Europe	509,644	483,857	5%
Elsewhere(1)	660,973	610,203	8%

Net product sales and services revenue	$2,619,862	$2,393,126	9%

(1)	Includes, among many others, the following countries: China, Japan, Brazil, India, South Korea, Canada, and Australia.

Net product sales and services revenue of $1.4 billion and $1.3 billion generated in the United States was approximately 55% and 54% of total net product sales and services revenue for 2013 and 2012, respectively. The growth in net product sales and services revenue in the United States was primarily due to an increase of $71.1 million in our domestic diabetes net product sales and services revenue, resulting primarily from our recent diabetes-related acquisitions discussed above. The growth in net product sales and services revenue in all geographic regions resulted primarily from the various acquisitions and organic growth, as discussed above.

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

Gross Profit and Margin Percentage.    Gross profit increased by $78.2 million, or 6%, to $1.3 billion in 2013, from $1.2 billion in 2012. The increase in gross profit during 2013 was largely attributed to the increase in net product sales and services revenue resulting from acquisitions. Cost of net revenue during 2013 and 2012 included amortization of $2.5 million and $4.7 million, respectively, relating to the write up of inventory to fair value in connection with certain acquisitions. Reducing gross profit for 2013 and 2012 was $6.1 million and $2.3 million, respectively, in restructuring charges, which included $2.5 million of severance-related costs, $2.3 million in facility and transition costs and $1.3 million in fixed asset, intangible asset and inventory impairments for 2013, and $1.3 million of severance-related costs, $0.7 million in facility and transition costs and $0.3 million in inventory impairments for 2012.

Cost of net revenue included amortization expense of $68.1 million and $69.3 million for 2013 and 2012, respectively.

Overall gross margin percentage was 50% in 2013, compared to 52% in 2012. The decrease in gross margin principally reflects the impact of the reduction in diabetes reimbursement rates that took effect in July 2013, as well as the increased costs of manufacturing certain of our meter-based Triage products.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment.    Gross profit from net product sales and services revenue increased by $80.0 million, or 7%, to $1.3 billion in 2013, from $1.2 billion in 2012. Gross profit from net product sales and services revenue by business segment for 2013 and 2012 is as follows (in thousands):

	2013	2012	% Increase
Professional diagnostics	$1,224,355	$1,151,325	6%
Patient self-testing	58,237	52,307	11%
Consumer diagnostics	20,319	19,305	5%

Gross profit from net product sales and services revenue	$1,302,911	$1,222,937	7%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue increased by $73.0 million, or 6%, to $1.22 billion during 2013, from $1.15 billion in 2012, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above. Comparing 2013 to 2012, gross profit was negatively impacted by the lower volume of our U.S. meter-based Triage product sales and a reduction in commercial pricing for our toxicology products in our pain management and addiction medicine lines of business, as discussed above. The continued impact of the FDA inspection of our San Diego facility and the related recall of certain of our meter-based Triage products also resulted in increased incremental costs during 2013, principally due to unfavorable manufacturing variances. Cost of professional diagnostics net product sales and services revenue during 2013 and 2012 included a non-cash charge of $2.5 million and $4.7 million, respectively, relating to the write-up of inventory to fair value in connection with our acquisition of Epocal, Inc., or Epocal. Reducing gross profit for 2013 and 2012 was $6.1 million and $2.3 million, respectively, in restructuring charges.

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

Patient Self-testing

Gross profit from our patient self-testing net product sales and services revenue increased by $5.9 million, or 11%, to $58.2 million during 2013, as compared to $52.3 million in 2012. Reducing gross profit for 2013 and 2012 was $0.1 million and $0.0 million, respectively, in restructuring charges.

Cost of patient self-testing net product sales and services revenue included amortization expense of $2.9 million and $3.7 million for 2013 and 2012, respectively.

As a percentage of our patient self-testing net product sales and services revenue, gross profit from our patient self-testing business was 47% in 2013, compared to 48% in 2012.

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

Research and Development Expense.    Research and development expense decreased by $22.7 million, or 12%, to $159.1 million in 2013, from $181.7 million in 2012. Research and development expense during 2013 is reported net of grant funding of $6.6 million arising from the research and development funding relationship with the Bill and Melinda Gates Foundation that we entered into in February 2013. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $1.8 million and $1.3 million were included in research and development expense during 2013 and 2012, respectively. Amortization expense of $4.9 million and $26.9 million was included in research and development expense for 2013 and 2012, respectively. Included in the $26.9 million of amortization expense for 2012 was $19.2 million related to the write off of certain in-process research and development projects recorded in connection with the Axis-Shield acquisition during the fourth quarter of 2011 which were discontinued in 2012.

Research and development expense as a percentage of net revenue was 6% and 8% for 2013 and 2012, respectively.

Sales and Marketing Expense.    Sales and marketing expense increased by $9.4 million, or 2%, to $566.1 million in 2013, from $556.7 million in 2012. Amortization expense of $197.1 million and

$197.9 million was included in sales and marketing expense for 2013 and 2012, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $1.6 million and $2.1 million were included in sales and marketing expense during 2013 and 2012, respectively.

Sales and marketing expense as a percentage of net revenue was 22% and 23% for 2013 and 2012, respectively.

General and Administrative Expense.    General and administrative expense increased by $82.8 million, or 24%, to $431.7 million in 2013, from $348.8 million in 2012. The increase in general and administrative expense from 2012 to 2013 was primarily attributable to a $25.8 million increase in expense related to fair value adjustments to acquisition-related contingent consideration obligations, a $4.6 million increase in amortization expense, and a $3.5 million increase in restructuring plans to further integrate our businesses, as well as the inclusion in general and administrative expense for 2013 of $7.5 million in excise tax expense related to the domestic sale of our medical device products as a result of the 2.3% excise tax that went into effect January 1, 2013, $5.6 million of costs associated with the conduct of a contested proxy solicitation in 2013 and $6.1 million of costs associated with potential business dispositions, which were partially offset in 2013 by a $6.6 million decrease in acquisition-related costs in 2013.

General and administrative expense as a percentage of net revenue was 16% and 15% for 2013 and 2012, respectively.

Impairment and Gain (Loss) on Dispositions, Net.    In July 2013, we sold our Spinreact operations located in Spain, which was part of our professional diagnostics reporting unit and business segment, for approximately $33.4 million in proceeds and, as a result of this transaction, we recorded a loss on disposition of $5.1 million during 2013. The financial results for our Spinreact operations are immaterial to our consolidated financial results.

Interest Expense.    Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense increased by $14.9 million, or 6%, to $255.3 million in 2013, from $240.4 million in 2012. The increase is principally due to a $35.6 million loss recorded in connection with the repurchase of our 9% senior subordinated notes during 2013, which was partially offset by the effect of lower interest rates associated with our 6.5% senior subordinated notes and our 7.25% senior notes, issued in May 2013 and December 2012, respectively, compared to the higher interest rates associated with our 7.875% senior notes, which we redeemed in December 2012 and February 2013, and our 9% senior subordinated notes, which we redeemed in May and June 2013.

Interest expense in 2012 includes $23.2 million of expense associated with the repurchase of substantially all of our 7.875% senior notes.

Other Income (Expense), Net.    Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	2013	2012	Increase/ (Decrease)
Interest income (expense), net	$3,168	$1,922	$1,246
Foreign exchange gains (losses), net	(4,010)	(7,887)	3,877
Other	(10,418)	17,102	(27,520)

Total other income (expense), net	$(11,260)	$11,137	$(22,397)

Other expense of $10.4 million for 2013 is primarily comprised of $11.8 million of expense associated with various legal settlements, which includes a provision of $9.5 million to reflect our estimate of the settlement and litigation costs we expected to incur in connection with a dispute with a customer in our U.S. toxicology business, a $5.1 million write-off of an investment and $3.3 million in losses on disposals of fixed assets, with an offsetting $8.0 million bargain purchase gain relating to our acquisition of the Liberty business.

Other income of $17.1 million for 2012 included $15.5 million of prior period royalty settlements, which included a $13.5 million final royalty termination payment received from Quidel, a net $4.2 million gain recorded on the disposal of property, plant and equipment and $1.4 million of income associated with legal settlements related to intellectual property litigation. Partially offsetting the impact of these events was the settlement of a prior year dispute with a former distributor totaling $3.9 million.

Provision (Benefit) for Income Taxes.    The benefit for income taxes increased by $23.9 million to a $35.4 million benefit in 2013, from an $11.5 million benefit in 2012. The effective tax rate in 2013 was 34%, compared to 16% in 2012. The increase in the benefit for income taxes, and the corresponding effective tax rate, from 2012 to 2013 is primarily related to tax rate changes in foreign jurisdictions, U.S. research credits for 2012 and 2013, the U.S. manufacturing deduction, and the impact of the bargain purchase gain. Partially offsetting these increased benefits are contingent consideration losses not deductible for tax purposes and U.S. tax on foreign income from distributions during 2013.

The primary components of the 2013 benefit for income taxes relate to U.S. federal and state income tax benefits, including tax rate changes in foreign jurisdictions, U.S. research credits for 2012 and 2013, the U.S. manufacturing deduction, and the impact of the bargain purchase gain. These benefits are largely offset by increased provisions for changes in valuation allowances, contingent consideration losses not deductible for tax purposes, U.S. tax on foreign income from distributions during 2013, and increases in reserves for uncertain tax positions. The primary components of the 2012 benefit for income taxes relate to U.S. federal and state income tax benefits, including favorable adjustments for revaluation on contingent consideration, offset by tax provisions on foreign income, increases in certain valuation allowances, an increase in the reserve for uncertain tax positions, and increases for other permanent adjustments.

Equity Earnings of Unconsolidated Entities, Net of Tax.    Equity earnings of unconsolidated entities are reported net of tax and include our share of earnings in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax, for 2013 primarily reflect the following: (i) earnings from our 50% interest in SPD in the amount of $15.0 million, (ii) earnings from our 40% interest in Vedalab in the amount of $0.6 million and (iii) earnings from our 49% interest in TechLab in the amount of $2.0 million. Equity earnings of unconsolidated entities, net of tax, for 2012 primarily reflect the following: (i) earnings from our 50% interest in SPD in the amount of $10.7 million, (ii) earnings from our 40% interest in Vedalab in the amount of $0.4 million and (iii) earnings from our 49% interest in TechLab in the amount of $2.3 million.

Income (Loss) from Discontinued Operations, Net of Tax.    The results of the health management business and ACS are included in income (loss) from discontinued operations, net of tax, for all periods presented. For 2013, the discontinued operations generated a loss, net of tax, of $16.9 million, as compared to a loss, net of tax, of $30.3 million for 2012.

Net Loss Available to Common Stockholders.    For 2013, we generated a net loss available to common stockholders of $92.5 million, or $1.13 per basic and diluted common share, compared a net loss available to common stockholders of $99.5 million, or $1.23 per basic and diluted common share for 2012. Net loss available to common stockholders reflects $21.3 million of preferred stock dividends paid during both 2013 and 2012. The net loss in 2013 and 2012 resulted from the various factors discussed above. See Note 11 of our consolidated financial statements included elsewhere in this report for the calculation of net loss per common share.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short- and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings. Additionally, we remain engaged in discussions concerning potential divestitures, and we expect that if and when we complete divestitures we will use the net proceeds primarily to reduce our outstanding debt. Upon the completion of our divestiture of our health management business on January 9, 2015, we used $575.0 million of the $600.1 million in cash proceeds from the sale to repay outstanding indebtedness under our secured credit facility. See Note 26 of our consolidated financial statements included elsewhere in this report for more information about our use of proceeds from the sale of our health management business. As of December 31, 2014, we had $378.5 million of cash and cash equivalents, of which $103.9 million was held by domestic subsidiaries and $274.6 million was held by foreign entities. We do not currently plan to repatriate cash held by foreign entities due to adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities.

We may also utilize our secured credit facility or other new sources of financing to fund a portion of our capital needs, other commitments including our contractual contingent consideration obligations, and future acquisitions. As of December 31, 2014, we had outstanding borrowings totaling $127.0 million under the $250.0 million revolving line of credit under our secured credit facility, leaving $123.0 million available to us for additional borrowings. The terms and conditions of our outstanding debt instruments contain covenants that expressly restrict our ability to incur additional indebtedness and conduct other financings. As of December 31, 2014, we had $3.7 billion in aggregate principal amount of outstanding indebtedness, comprised of $2.2 billion in aggregate principal amount outstanding under our secured credit facility, including borrowings under our revolving line of credit, $450.0 million in aggregate outstanding principal amount of our 7.25% senior notes due 2018, $400.0 million in aggregate outstanding principal amount of our 8.625% senior subordinated notes due 2018, $425.0 million in aggregate outstanding principal amount of our 6.5% senior subordinated notes due 2020, and $150.0 million in aggregate outstanding principal amount of our 3% convertible senior subordinated notes due 2016.

Our secured credit facility has various final maturity dates occurring in 2016 and 2017, but if any of our 3% convertible senior subordinated notes remain outstanding on November 15, 2015 (subject to certain exceptions provided in the credit agreement governing our secured credit facility), our secured credit facility will instead mature on such date. Unless we are able to secure the participation of the holders of all of the 3% convertible senior subordinated notes in a tender offer for the repurchase of, refinancing of or other similar transaction relating to all of those notes prior to November 15, 2015 or are able to secure adequate waivers of the maturity acceleration requirement from the lenders under our secured credit facility, we may be required to repay or make arrangements to restructure or refinance the indebtedness outstanding under our secured credit facility earlier than we had expected.

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

Cash Flow Summary (in thousands)

	Year Ended December 31,
	2014	2013	2012
Net cash from operating activities:
Continuing operations	$190,363	$177,307	$279,479
Discontinued operations	43,468	67,470	40,204

Net cash provided by operating activities	233,831	244,777	319,683

Net cash from investing activities:
Continuing operations	(50,539)	(231,372)	(542,119)
Discontinued operations	(8,972)	(26,963)	(32,070)

Net cash used in investing activities	(59,511)	(258,335)	(574,189)

Net cash from financing activities:
Continuing operations	(116,684)	47,226	287,149
Discontinued operations	(1,471)	1,765	(1,406)

Net cash provided by (used in) financing activities	(118,155)	48,991	285,743

Foreign exchange effect on cash and cash equivalents	(16,312)	(1,871)	(2,064)

Net increase (decrease) in cash and cash equivalents	39,853	33,562	29,173
Cash and cash equivalents, beginning of period — continuing operations	355,431	316,491	287,551
Cash and cash equivalents, beginning of period — discontinued operations	6,477	11,855	11,622

Cash and cash equivalents, end of period	401,761	361,908	328,346
Less: Cash and cash equivalents of discontinued operations, end of period	23,300	6,477	11,855

Cash and cash equivalents of continuing operations, end of period	$378,461	$355,431	$316,491

Summary of Changes in Cash Position

As of December 31, 2014, we had cash and cash equivalents of continuing operations of $378.5 million, a $23.0 million increase from December 31, 2013. Our primary sources of cash for continuing operations during 2014 included $190.4 million generated by our continuing operating activities, $51.6 million of cash received from common stock issuances under employee stock option and stock purchase plans, $45.1 million received from dispositions, net of cash divested, $9.5 million received from the sale of our 40% equity investment in Vedalab, $1.5 million in proceeds from the sale of property and equipment and $1.0 million from a decrease in other assets. Our primary uses of cash for our continuing operations during 2014 were $102.9 million of capital expenditures, $65.1 million related to the repayment of long-term debt obligations, $42.5 million related to net payments under revolving credit facilities, $32.9 million related to payments of acquisition-related contingent consideration obligations, $21.3 million for cash dividends paid on our Series B Preferred Stock, a $5.4 million increase in our restricted cash balance, $6.1 million for principal payments on our capital lease obligations and $1.5 million paid for financing costs. Fluctuations in foreign currencies unfavorably impacted our cash balance by $16.3 million during 2014. Our discontinued operations contributed $16.8 million of cash during 2014.

As of December 31, 2013, we had cash and cash equivalents of continuing operations of $355.4 million, an increase of $38.9 million from December 31, 2012. Our primary sources of cash for our continuing operations during 2013 included $177.3 million generated by our continuing operating activities, $459.0 million of net proceeds received in connection with long-term debt issuances, which included $425.0 million of gross proceeds received in connection with the issuance of our 6.5% senior subordinated notes, $139.0 million of net proceeds under various revolving credit facilities, which included $190.0 million borrowed against our secured credit facility revolving line-of-credit, $29.0 million received from the disposition of our Spinreact operations, $14.7 million related to a decrease in other assets, $20.9 million of cash received from common stock issuances under employee stock option and stock purchase plans, $29.3 million return of capital related to an equity investment and $3.6 million in proceeds from the sale of property and equipment. Our primary uses of cash for our continuing operations during 2013 were $470.6 million of cash payments on long-term debt, which included $400.0 million of cash payments related to the repurchase of our 9% senior subordinated notes, $176.1 million net cash paid for acquisitions, $100.8 million of capital expenditures, $31.2 million related to an increase in restricted cash, $44.7 million related to payments of acquisition-related contingent consideration obligations, $19.0 million related to tender offer consideration and call premium incurred in connection with the repurchase of our 9% senior subordinated notes, $21.3 million for cash dividends paid on our Series B preferred stock, $9.8 million related to the payment of debt-related financing costs and $6.6 million for payment of capital lease obligations. Fluctuations in foreign currencies unfavorably impacted our cash balance by $1.9 million during 2013. Our discontinued operations used $5.4 million of cash during 2013.

As of December 31, 2012, we had cash and cash equivalents of continuing operations of $316.5 million, an increase of $28.9 million from December 31, 2011. Our primary sources of cash from our continuing operations during 2012 included $279.5 million generated by our continuing operating activities, $443.2 million of net proceeds received in connection with the issuance of our 7.25% senior notes, $198.0 million of net proceeds received in connection with the “Incremental B-2” term loans under our secured credit facility, $21.6 million in proceeds from the sale of property, plant and equipment, $14.9 million from common stock issuances under employee stock option and stock purchase plans, $14.3 million of net proceeds under various revolving credit facilities, $12.7 million return of capital related to equity investments, a $5.9 million decrease in restricted cash and $3.1 million from sales of marketable securities. Our primary uses of cash for our continuing operations during 2012 included $420.0 million net cash paid for acquisitions, $311.6 million related to cash payments on long-term debt, $109.1 million of capital expenditures, $56.4 million related to an increase in other assets, $21.3 million for cash dividends paid on our Series B preferred stock, $20.1 million related to payments of acquisition-related contingent consideration obligations, $12.3 million related to a make-whole payment incurred in connection with the repurchase of our 7.875% senior notes, $10.1 million related to financing costs, $6.7 million for payment of capital lease obligations and $6.2 million related to the repayment of short-term debt. Fluctuations in foreign currencies negatively impacted our cash balance by $2.1 million during 2012. Our discontinued operations contributed $0.2 million of cash during 2012.

Cash Flows from Operating Activities

Net cash provided by continuing operating activities during 2014 was $190.4 million, which resulted from a net loss of $167.7 million, and $17.1 million of cash used to meet working capital needs during the period, offset by $375.1 million of non-cash items. The $375.1 million of non-cash items included $335.8 million related to depreciation and amortization, $16.2 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $12.5 million related to non-cash stock-based compensation, $9.8 million of tax benefit related to discontinued operations retained by Alere Inc., $7.9 million of impairment of long-lived assets, and a $7.7 million loss related to impairment and net gain on dispositions, which reflects both a $10.7 million impairment charge associated with a closed business, and a $3.0 million net gain from business dispositions, a $6.5 million loss on the disposition of fixed assets, a $3.1 million loss on inventory disposal and $5.0 million related to other non-cash items, partially offset by $17.5 million in equity earnings of unconsolidated entities, net of tax, and an $11.9 million increase related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets. In addition, $43.5 million of net cash was provided by discontinued operations for operating activities.

Net cash provided by continuing operating activities during 2013 was $177.3 million, which resulted from a net loss of $53.4 million and $109.4 million of cash used to meet net working capital requirements during the year, offset by $340.1 million of non-cash items. The $340.1 million of non-cash items included, among other items, $374.5 million related to depreciation and amortization, $35.6 million related to a loss on extinguishment of debt, $21.2 million related to non-cash stock-based compensation, $17.8 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $10.5 million related to other non-cash items, $7.9 million of tax benefit related to discontinued operations retained by us, $5.9 million related to the impairment of long-lived assets, $5.1 million loss from the disposition of our Spinreact operations, $0.7 million related to the impairment of intangible assets, a $1.5 million loss on the sale of fixed assets and a $2.5 million non-cash charge related to the write up of inventory to fair value in connection with the acquisition of Epocal, partially offset by a $117.9 million decrease related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, $17.4 million in equity earnings of unconsolidated entities, net of tax, and $8.0 million relating to a bargain purchase gain in connection with our acquisition of the Liberty business. In addition, $67.5 million of net cash was provided by discontinued operations for operating activities.

Net cash provided by continuing operating activities during 2012 was $279.5 million, which resulted from a loss from continuing operations of $47.6 million and $54.4 million of cash used to meet net working capital requirements during the period, offset by $381.5 million of non-cash items. The $381.5 million of non-cash items included, among other items, $383.9 million related to depreciation and amortization, a $7.4 million increase related to other non-cash items, $21.3 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $15.7 million related to non-cash stock-based compensation, $4.9 million of tax benefit related to discontinued operations retained by us and a $4.7 million non-cash charge related to the write-up of inventory to fair value in connection with the acquisition of Axis-Shield, partially offset by a $63.6 million decrease related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, $13.2 million in equity earnings in unconsolidated entities and $3.1 million gain on the sale of fixed assets. In addition, $40.2 million of net cash was provided by discontinued operations for operating activities.

Cash Flows from Investing Activities

Our investing activities for continuing operations during 2014 utilized $50.5 million of cash, including, among other items, $102.9 million of capital expenditures and a $5.4 million increase in our restricted cash balance, partially offset by $45.1 million of cash received from dispositions, $9.5 million of cash proceeds from the sale of our 40% equity investment in Vedalab, $1.5 million of proceeds from the sale of property, plant and equipment and a $1.0 million decrease in other assets. In addition, discontinued operations used $9.0 million of net cash for investing activities.

Our investing activities for continuing operations during 2013 utilized $231.4 million of cash, including $176.1 million net cash paid for acquisitions, $100.8 million of capital expenditures and an increase in our restricted cash balance of $31.2 million, which was principally driven by a $29.4 million deposit in connection with a foreign bank loan arrangement and $7.9 million of cash received from the

Bill and Melinda Gates Foundation, of which $5.7 million was used to fund qualified expenditures, partially offset by a $29.3 million return of capital related to equity investments, $29.0 million in proceeds relating to the disposition of our Spinreact operations, a $14.7 million decrease in other assets and $3.6 million of proceeds from the sale of property and equipment. In addition, discontinued operations used $27.0 million of net cash for investing activities.

Our investing activities for continuing operations during 2012 utilized $542.1 million of cash, including $420.0 million net cash paid for acquisitions, $109.1 million of capital expenditures and $56.4 million related to an increase in other assets, which includes a $46.0 million note receivable and purchases of various licensing agreements totaling approximately $4.3 million, partially offset by $21.6 million of proceeds from the sale of property, plant and equipment, a $12.7 million return of capital from equity investments, which included an $11.2 million return of capital from SPD, a $5.9 million decrease in our restricted cash balance and $3.1 million from sales of marketable securities. In addition, discontinued operations used $32.1 million of net cash for investing activities.

Cash Flows from Financing Activities

Net cash used in financing activities for continuing operations during 2014 was $116.7 million. Financing activities during 2014 included, among other items, $65.1 million for the payment of long-term debt obligations, $42.5 million for net payments for revolving credit facilities, $32.9 million for payments of acquisition-related contingent consideration obligations, $21.3 million for dividend payments related to our Series B preferred stock, $6.1 million for payment of capital lease obligations and $1.5 million related to financing costs. We received $51.6 million of cash from common stock issuances under employee stock option and stock purchase plans and had a $1.0 million excess tax benefit associated with exercised stock options. In addition, discontinued operations used $1.5 million of net cash for financing activities.

Net cash provided by financing activities for continuing operations during 2013 was $47.2 million. Financing activities during 2013 primarily included $459.0 million of net proceeds received in connection with long-term debt issuances, which included $425.0 million of gross proceeds received in connection with the issuance of our 6.5% senior subordinated notes, $139.0 million of net proceeds under various revolving credit facilities, which included $190.0 million borrowed, net of $42.5 million paid, against our secured credit facility revolving line-of-credit, and $20.9 million of cash received from common stock issuances under employee stock option and stock purchase plans. In addition, we utilized $471.0 million of cash payments on long-term debt, which included $400.0 million of cash payments related to the repurchase of our 9% senior subordinated notes, $44.7 million for payments of acquisition-related contingent consideration obligations, $21.3 million for dividend payments related to our Series B preferred stock, $19.0 million related to tender offer consideration and call premium incurred in connection with the repurchase of our 9% senior subordinated notes, $9.8 million related to the payment of debt-related financing costs and $6.6 million for payment of capital lease obligations. In addition, discontinued operations provided $1.8 million of net cash from financing activities.

Net cash provided by financing activities for continuing operations during 2012 was $287.1 million. Financing activities during 2012 primarily included $648.8 million of net proceeds received in connection with long-term debt issuances, which included $443.2 million of net proceeds received in connection with the issuance of our 7.25% senior notes and $198.0 million of net proceeds received in connection with the “Incremental B-2” term loans entered under our secured credit facility, $14.9 million of cash received from common stock issuances under employee stock option and stock purchase plans and $14.3 million of net proceeds under various revolving credit facilities, which included $22.5 million borrowed against our secured credit facility revolving line-of-credit. The $443.2 million received in connection with the issuance of the 7.25% senior notes was offset by $267.4 million of cash payments related to repurchases of our 7.875% senior notes and $170.0 million used to pay down a portion of the outstanding balance under our revolving line-of-credit. In addition, we utilized $21.3 million for dividend payments related to our Series B preferred stock, $20.1 million for payments of acquisition-related contingent consideration obligations, $12.3 million related to a make-whole payment incurred in connection with the repurchase of our 7.875% senior notes, $10.1 million related to the payment of debt-related financing costs, $6.7 million for payment of capital lease obligations and $6.2 million related to the repayment of short-term debt obligations. In addition, discontinued operations used $1.4 million of net cash for financing activities.

As of December 31, 2014, we had an aggregate of $14.8 million in outstanding capital lease obligations which are payable through 2019.

Income Taxes

As of December 31, 2014, we had $46.9 million of U.S. federal net operating loss, or NOL, and capital loss carryforwards, $740.2 million of state NOL carryforwards and $244.8 million of foreign NOL and capital loss carryforwards, which either expire on various dates through 2034 or can be carried forward indefinitely. As of December 31, 2014, we had $128.5 million of federal and state research and development, U.S. foreign tax credit carryforwards which either expire on various dates through 2034 or can be carried forward indefinitely. These loss and tax credit carryforwards may be available to reduce future federal, state and foreign taxable income and taxes, if any, and are subject to review and possible adjustment by the appropriate tax authorities when utilized.

Furthermore, all U.S. federal loss carryforwards and credits are subject to the limitations imposed by Sections 382 and 383 of the Internal Revenue Code, and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Sections 382 and 383 impose an annual limitation on the use of these loss carryforwards or credits to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate.

We have recorded a valuation allowance against a portion of the deferred tax assets related to our NOLs, capital loss and other credits as well as certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt obligations(1)	$3,685,715	$63,203	$2,343,529	$851,612	$427,371
Short-term debt obligations	25,672	25,672	—	—	—
Capital lease obligations(2)	14,802	4,241	7,041	2,466	1,054
Operating lease obligations(3)	155,998	37,565	56,786	34,512	27,135
Pension obligations	7,588	1,787	3,574	2,227	—
Minimum royalty obligations	9,695	1,848	3,431	3,031	1,385
Acquisition-related obligations(4)	13,877	9,692	4,185	—	—
Purchase obligations — capital expenditure	11,620	11,620	—	—	—
Purchase obligations — other(5)	53,438	48,972	4,466	—	—
Interest on debt(6)	414,645	100,728	192,330	107,657	13,930
Contingent consideration obligations(7)	139,671	61,314	34,486	33,481	10,390

Total	$4,532,721	$366,642	$2,649,828	$1,034,986	$481,265

(1)	See the description of various financing arrangements in Note 6 of our consolidated financial statements included elsewhere in this report. See Note 26 of our consolidated financial statements included elsewhere in this report.

(2)	See Note 8 of our consolidated financial statements included elsewhere in this report.

(3)	See Note 10(a) of our consolidated financial statements included elsewhere in this report.

(4)	Includes $3.5 million of deferred purchase price payments, $1.0 million of non-compete payments and $9.4 million of management incentive payments related to our acquisition of Epocal.

(5)	Other purchase obligations relate to inventory purchases and other operating expense commitments.

(6)	Includes our non-variable interest-bearing debt. See the description of various financing arrangements in Note 6 of our consolidated financial statements included elsewhere in this report.

(7)	In connection with certain of our acquisitions, additional contingent consideration may become payable to the sellers upon the satisfaction of certain performance milestones. Amounts represent the estimated fair value of these obligations. For further information pertaining to our contingent consideration arrangements see Note 10(b) of our consolidated financial statements included elsewhere in this report.

In addition to the contractual obligations included in the table above, we recorded reserves for uncertain tax positions, including interest and penalties in the amount of $51.6 million as non-current liabilities. It is uncertain if, or when, such amounts may be settled. See disclosure regarding uncertain tax positions in Note 15 of our consolidated financial statements included elsewhere in this report.

Critical Accounting Policies

The consolidated financial statements included elsewhere in this report are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The accounting policies discussed below are considered by our management and our audit committee to be critical to an understanding of our financial statements because their application depends on management’s judgment, with financial reporting results relying on estimates and assumptions about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast and the best estimates routinely require adjustment. In addition, the notes to our audited consolidated financial statements for the year ended December 31, 2014, included elsewhere in this report, include a comprehensive summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Additionally, with respect to our health management business which is included in discontinued operations, we generate services revenue in connection with contracts with health plans (both commercial and governmental) and self-insured employers, whereby we provide clinical expertise through fee-based arrangements. Revenue for fee-based arrangements is recognized over the period in which the services are provided. Some contracts provide that a portion of our fees are at risk if our customers do not achieve certain financial cost savings or we do not achieve certain other clinical and operational metrics, over a period of time, typically one year. Revenue subject to refund is not recognized if (i) sufficient information is not available to calculate performance measurements or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as other current liabilities in the consolidated balance sheet, deferring recognition of the revenue until we establish that we are meeting the performance criteria. However, revenue recognized for fees subject to refund before the end of the contract period is realizable under the termination provisions or other provisions of the contract. If we do not meet the performance targets at the end of the contractual period we are obligated under the contract to refund some or all of the at-risk fees.

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

Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $91.3 million, $98.6 million and $67.8 million, or 4%, 5% and 4%, respectively, of net product sales in 2014, 2013 and 2012, respectively, which have been recorded against product sales to derive our net product sales. Of these amounts, $42.4 million, $65.6 million and $39.2 million for 2014, 2013 and 2012, respectively, represent allowances for future deductions which have been provided against our related accruals for such charges with the balance charged directly against net sales. Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $466.1 million and $489.4 million, net of allowances for doubtful accounts of $76.2 million and $69.1 million, as of December 31, 2014 and 2013, respectively.

Inventory

We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory, less cost to sell. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product and services revenue may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $365.2 million and $362.2 million, net of a reserve for excess and obsolete inventory of $27.3 million and $21.4 million, as of December 31, 2014 and 2013, respectively.

Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include property, plant and equipment, net; goodwill; other intangible assets with indefinite lives; and finite-lived intangible assets, net. As of December 31, 2014 and 2013, respectively, we had property, plant and equipment, net of $456.8 million and $468.2 million; goodwill of $2.9 billion and $3.0 billion; other intangible assets with indefinite lives of $43.7 million and $56.7 million; and finite-lived intangible assets, net of $1.3 billion and $1.6 billion.

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

2014 Annual Goodwill Impairment Test

We conducted our 2014 annual impairment test for our reporting units during the fourth quarter of 2014. For our patient self-testing reporting unit, we utilized the purchase price for the sale of our health management business as the estimated fair value of the health management business and combined that with the estimated fair value of the remaining patient self-testing reporting unit which was determined using a combination of the income approach, the market comparable approach and the market transaction approach to arrive at the total estimated fair value of the patient self-testing business. Key assumptions (which vary by reporting unit) used in determining fair value under the DCF approach included discount rates ranging from 10.5% to 15.5%, projected compound average revenue growth rates of 3.0% to 11.0%, and terminal value growth rates of 3.0% to 4.0%. In determining the appropriate discount rate, we considered the WACC for each reporting unit, which among other factors considers the cost of common equity capital and the marginal cost of debt of market participants. Key assumptions (which again vary by reporting unit) used in determining fair value under the market approaches were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly-traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of 1.2 to 2.9 times and multiples of EBITDA of 7.1 to 11.8 times. In assessing the reasonableness of our estimated fair values of the reporting units, management compared the results of the valuation analyses against our then-current market capitalization to imply a control premium. Based on this analysis, the implied control premium was within the range of comparable industry transactions.

The Step 1 impairment test indicated the estimated fair value of the professional diagnostics, patient self-testing and consumer diagnostics reporting units exceeded the carrying value of their reporting unit’s net assets as follows: by $2.2 billion, $513.0 million and $86.8 million, respectively, or 36.7%, 117.7% and 29.9%, respectively.

As discussed in Note 24 of the notes to our consolidated financial statements included elsewhere in this report, our health management business met the criteria for assets held for sale as of December 31, 2014 and the sale was subsequently completed on January 9, 2015. Accordingly, we performed a Step 1 impairment test on the goodwill remaining in the patient self-testing reporting unit at December 31, 2014. The Step 1 impairment test indicated that the estimated fair value of the remaining patient self-testing reporting unit exceeded the carrying value of the reporting unit’s net assets by 33.0%.

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

2013 Annual Goodwill Impairment Test

We conducted our 2013 annual impairment test for our reporting units during the fourth quarter of 2013. Key assumptions (which vary by reporting unit) used in determining fair value under the DCF approach included discount rates ranging from 11.0% to 14.0%, projected compound average revenue growth rates of 4.0% to 11.4%, and terminal value growth rates of 3.0% to 4.0%. The factors considered in determining the appropriate discount rate and the key assumptions were the same as those in the 2014 annual goodwill impairment test described above. Based on the multiples implied by this market data, we selected multiples of revenue of 0.8 to 2.9 times and multiples of EBITDA of 6.4 to 10.6 times. In assessing the reasonableness of our estimated fair values of the reporting units, management compared the results of the valuation analyses against our then-current market capitalization to imply a control premium. Based on this analysis, the implied control premium was within the range of comparable industry transactions.

The Step 1 impairment test indicated the estimated fair value of the professional diagnostics, patient self-testing and consumer diagnostics reporting units exceeded the carrying value of their reporting unit’s net assets as follows: by $1.6 billion, $31.5 million and $92.7 million, respectively, or 30.2%, 7.7% and 45.5%, respectively.

2012 Annual Goodwill Impairment Test

We conducted our 2012 annual impairment test for our reporting units during the fourth quarter of 2012. Key assumptions (which vary by reporting unit) used in determining fair value under the DCF approach included discount rates ranging from 11.0% to 15.0%, projected compound average revenue growth rates of 3.0% to 8.1% and terminal value growth rates of 3.0% to 4.0%. The factors considered in determining the appropriate discount rate and the key assumptions were the same as those in the 2014 annual goodwill impairment test described above. Based on the multiples implied by this market data, we selected multiples of revenue of 0.9 to 2.4 times and multiples of EBITDA of 5.4 to 8.9 times. In assessing the reasonableness of our estimated fair values of the reporting units, management compared the results of the valuation analyses against our then-current market capitalization to imply a control premium. Based on this analysis, the implied control premium was within the range of comparable industry transactions.

The Step 1 impairment test indicated the estimated fair value of the professional diagnostics, patient self-testing and consumer diagnostics reporting units exceeded the carrying value of their reporting unit’s net assets as follows: by $399.9 million, $41.9 million and $53.9 million, or 7.9%, 9.4% and 27.2%, respectively.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $240.3 million as of December 31, 2014, due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our foreign businesses and certain U.S. NOLs, capital losses, and tax credits. This is an increase of $155.8 million from the valuation allowance of $84.5 million as of December 31, 2013. The increase is primarily related to domestic state NOLs, certain foreign NOLs, capital losses and foreign tax credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance which could materially impact our tax provision.

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

Loss Contingencies

In the section of this report entitled “Part I, Item 3, Legal Proceedings,” we have reported on material legal proceedings, if any. Because of the nature of our business, we may be subject at any particular time to lawsuits or other claims arising in the ordinary course of our business, and we expect that this will continue to be the case in the future.

We do not accrue for potential losses on legal proceedings where we are the defendant when we are not able to reasonably estimate our potential liability, if any, due to uncertainty as to the nature, extent and validity of the claims against us, uncertainty as to the nature and extent of the damages or other relief sought by the plaintiff and the complexity of the issues involved. Our potential liability, if any, in a particular case may become reasonably estimable and probable as the case progresses, in which case we will begin accruing for the expected loss.

Recent Accounting Pronouncements

See Note 2(v) of the consolidated financial statements included elsewhere in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our investing and financing activities. In addition, our ability to finance future acquisition transactions or fund working capital requirements may be impacted if we are not able to obtain appropriate financing at acceptable rates. To manage our interest rate exposure, our strategy is to invest in short-term, highly-liquid investments. Our investment policy also requires investment in approved instruments with an initial maximum allowable maturity of eighteen months and an average maturity of our portfolio that should not exceed six months, with at least $500,000 cash available at all times. At December 31, 2014, our short-term investments consisted of money market funds with original maturities of 90 days or less. At December 31, 2014, our short-term investments approximated market value.

At December 31, 2014, under the credit agreement for our secured credit facility we had (i) term loans in an aggregate outstanding principal amount of $2.2 billion (consisting of “A” term loans (including the “Delayed-Draw” term loans) in the aggregate principal amount of $785.9 million and “B” term loans (including the term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans, which term loans have been converted into and consolidated with the “B” term loans) in the aggregate principal amount of $1,330.8 million), (ii) $127.0 million of outstanding borrowings under our revolving line of credit and (iii) subject to our continued compliance with the credit agreement, the ability to borrow a maximum of up to an additional $123.0 million under our revolving line of credit, which includes a $50.0 million sublimit for the issuance of letters of credit. Loans can be either Base Rate Loans or Eurodollar Rate Loans at our election, and, as of December 31, 2014, interest accrues on loans and our other Obligations under the terms of the credit agreement as follows (with the terms referenced above and below in this paragraph having the meanings given to them in the credit agreement): (i) in the case of loans that are Base Rate Loans, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin, each as in effect from time to time, (ii) in the case of loans that are Eurodollar Rate Loans, at a rate per annum equal to the sum of the Eurodollar Rate and the Applicable Margin, each as in effect for the applicable Interest Period, and (iii) in the case of other Obligations, at a rate per annum equal to the sum of the Base Rate and the Applicable Margin for Revolving Loans that are Base Rate Loans, each as in effect from time to time. The Base Rate is a floating rate which approximates the U.S. prime rate as in effect from time to time. The Eurodollar Rate is equal to the LIBOR rate and is set for a period of one, two, three or six months at our election. Applicable Margins for our “A” term loans (including the “Delayed-Draw” term loans) and revolving line of credit loans range from (i) with respect to such loans that are Base Rate Loans, 1.75% to 2.50% and (ii) with respect to such loans that are Eurodollar Rate Loans, 2.75% to 3.50%, in each case, depending upon our consolidated secured leverage ratio (as determined under the credit agreement). Applicable Margins for our “B” term loans range from (i) with respect to such loans that are Base Rate Loans, 2.00% to 2.75% and (ii) with respect to such loans that are Eurodollar Rate Loans, 3.00% to 3.75%, in each case, depending upon our consolidated secured leverage ratio. Interest on “B” term loans that is based on the Eurodollar Rate is subject to a 1.00% floor with respect to the base Eurodollar Rate.

Assuming no changes in our consolidated secured leverage ratio, the effect of interest rate fluctuations on outstanding borrowings as of December 31, 2014 over the next twelve months is quantified and summarized as follows (in thousands):

Interest Expense Increase
Interest rates payable by us increase by 100 basis points	$22,437
Interest rates payable by us increase by 200 basis points	$44,875

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During 2014, the net impact of foreign currency changes on transactions was a loss of $12.4 million.

Gross margins of products we manufacture at our foreign plants and sell in U.S. dollars or manufacture in our U.S. plants and sell in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 47.2% in 2014. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2014, our gross margin on total net product sales would have been 47.4%, 47.6% and 47.8%, respectively.

In addition, because a substantial portion of our earnings is generated by our foreign subsidiaries, whose functional currencies are other than the U.S. dollar (in which we report our consolidated financial results), our earnings could be materially impacted by movements in foreign currency exchange rates upon the translation of the earnings of such subsidiaries into the U.S. dollar.

If the U.S. dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income would have been impacted by the following amounts (in thousands):

	Approximate Decrease in Net Revenue	Approximate Decrease in Net Income
If, during 2014, the U.S. dollar was stronger by:
1%	$(10,079)	$(466)
5%	$(50,395)	$(2,331)
10%	$(100,789)	$(4,661)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data, except for selected quarterly financial data which are summarized below, are listed under Item 15(1) and have been filed as part of this report on the pages indicated.

On October 10, 2014, we completed the sale of ACS, and on January 9, 2015, we completed the sale of our health management business. The results of ACS and the health management business are included in income (loss) from discontinued operations, net of tax, for all periods presented in the selected quarterly financial data below. See Note 24 to our accompanying consolidated financial statements for more information about these divestitures and discontinued operations.

The following table presents selected quarterly financial data for each of the quarters in the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	2014
	First Quarter(2)	Second Quarter(3)	Third Quarter(4)	Fourth Quarter(5)
Net revenue	$625,240	$647,158	$647,435	$666,857
Gross profit	$311,278	$299,373	$300,922	$310,331
Loss from continuing operations	$(3,188)	$(47,496)	$(95,558)	$(21,471)
Income (loss) from discontinued operations, net of tax	$(2,925)	$(2,097)	$9,103	$173,580
Net loss available to common stockholders(1)	$(11,471)	$(54,964)	$(91,516)	$146,576
Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries:
Loss per common share from continuing operations	$(0.11)	$(0.64)	$(1.21)	$(0.32)
Income (loss) per common share from discontinued operations	$(0.03)	$(0.03)	$0.11	$2.07
Net income (loss) per common share(1)	$(0.14)	$(0.67)	$(1.10)	$1.75

	2013
	First Quarter(6)	Second Quarter(7)	Third Quarter(8)	Fourth Quarter(9)
Net revenue	$635,472	$659,983	$651,252	$673,155
Gross profit	$320,969	$337,824	$321,646	$341,938
Net income (loss) from continuing operations	$17,787	$(55,743)	$(16,810)	$1,367
Net loss from discontinued operations, net of tax	$(5,362)	$(4,559)	$(2,279)	$(4,679)
Net income (loss) available to common stockholders(1)	$7,200	$(65,878)	$(24,815)	$(9,054)
Basic and diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Net income (loss) per common share from continuing operations	$0.15	$(0.76)	$(0.27)	$(0.06)
Net loss per common share from discontinued operations	$(0.06)	$(0.05)	$(0.03)	$(0.05)
Net income (loss) per common share(1)	$0.09	$(0.81)	$(0.30)	$(0.11)

(1)	Net income (loss) available to common stockholders and basic and diluted net income (loss) per common share are computed consistent with the annual per share calculations described in Notes 2(o) and 11 of our consolidated financial statements included elsewhere in this report.

(2)	Included in net loss from continuing operations for the first quarter of 2014 is $4.4 million of restructuring charges, $5.7 million of stock-based compensation expense, $0.3 million of acquisition-related costs, $3.2 million of income recorded for fair value adjustments to acquisition-related contingent consideration, $3.0 million of costs associated with potential business dispositions, $0.4 million of interest expense recorded in connection with fees paid for certain debt modifications, $0.4 million in compensation charges and $0.1 million of related interest accretion associated with acquisition-related contingent consideration obligations.

(3)

Included in net loss from continuing operations for the second quarter of 2014 is $15.4 million of restructuring charges, $0.1 million of acquisition-related costs, $16.7 million of expense recorded for fair value adjustments to acquisition-related contingent consideration, $11.6 million of costs associated with potential business dispositions, $0.4 million of interest expense recorded in connection with fees paid for certain debt modifications, a $0.6 million loss associated with the disposition of a component of our Alere Informatics business, $0.6 million in compensation charges and $0.1 million of related interest accretion associated with acquisition-related contingent consideration obligations, offset by the reversal of $1.1 million of stock-based compensation expense.

(4)	Included in net loss from continuing operations for the third quarter of 2014 is $17.3 million of restructuring charges, $3.2 million of stock-based compensation expense, $0.3 million of acquisition-related costs, $6.2 million of costs associated with potential business dispositions, $0.4 million of interest expense recorded in connection with fees paid for certain debt modifications, $0.7 million in compensation charges and $0.1 million of related interest accretion associated with acquisition-related contingent consideration obligations, $0.4 million loss on the sale of our equity investment in Vedalab S.A., offset by the reversal of $5.5 million of expense recorded for fair value adjustments to acquisition-related contingent consideration.

(5)	Included in net loss from continuing operations for the fourth quarter of 2014 is $60.8 million of amortization, $21.6 million of restructuring charges, $4.7 million of stock-based compensation expense, $0.2 million of acquisition-related costs, $5.8 million of costs associated with potential business dispositions, $0.4 million of interest expense recorded in connection with fees paid for certain debt modifications, $0.2 million in compensation charges and $0.1 million of related interest accretion associated with acquisition-related contingent consideration obligations and $7.1 million in impairment and gain (loss) on dispositions, net, offset by the reversal of $4.8 million of expense recorded for fair value adjustments to acquisition-related contingent consideration.

(6)	Included in net income from continuing operations for the first quarter of 2013 is $2.0 million related to restructuring charges associated with the decision to close various facilities, acquisition-related costs in the amount of $0.9 million, $9.3 million of expense recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, $1.0 million of interest expense recorded in connection with fees paid for certain debt modifications and the termination of our former senior secured credit facility, $4.1 million of non-cash stock-based compensation expense, $0.7 million in compensation charges associated with acquisition-related contingent consideration obligations, a $0.5 million charge associated with the write-up to fair market value of inventory acquired in connection with the acquisition of Epocal Inc. and $0.2 million of expense associated with the extinguishment of debt.

(7)	Included in net loss from continuing operations for the second quarter of 2013 is $2.1 million related to restructuring charges associated with the decision to close various facilities, acquisition-related costs in the amount of $0.4 million, $5.2 million of expense recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, $35.6 million of loss in connection with the repurchase of our 9% senior subordinated notes, $8.1 million of bargain purchase gain associated with our acquisition of the Liberty business, $5.1 million of non-cash write-off of an investment, $0.8 million of interest expense recorded in connection with fees paid for certain debt modifications and the termination of our former senior secured credit facility, $4.7 million of non-cash stock-based compensation expense, $0.5 million in compensation charges and $0.2 million of related interest accretion associated with acquisition-related contingent consideration obligations, and a $0.7 million charge associated with the write-up to fair market value of inventory acquired in connection with the acquisition of Epocal Inc.

(8)

Included in net loss from continuing operations for the third quarter of 2013 is $6.1 million related to restructuring charges associated with the decision to close various facilities, acquisition-related costs in the amount of $0.5 million, $1.8 million of expense recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, $5.5 million of costs associated with the conduct of a contested proxy solicitation, $5.9 million of loss on disposition of our Spinreact operations, $0.4 million of interest expense recorded in connection with fees paid for certain debt modifications, $5.7 million of non-cash stock-based compensation expense, $0.8 million in compensation charges and

$0.1 million of related interest accretion associated with acquisition-related contingent consideration obligations, and a $0.7 million charge associated with the write-up to fair market value of inventory acquired in connection with the acquisition of Epocal Inc.

(9)	Included in net loss from continuing operations for the fourth quarter of 2013 is amortization of $70.5 million, $4.2 million of restructuring charges, $6.7 million of stock-based compensation expense, $1.3 million of acquisition-related costs, $6.1 million of costs associated with potential business dispositions, $0.4 million of interest expense recorded in connection with fees paid for certain debt modifications, $0.8 million in compensation charges and $0.1 million of related interest accretion associated with acquisition-related contingent consideration obligations, a $0.6 million charge associated with the write-up to fair market value of inventory acquired in connection with the acquisition of Epocal Inc., $0.1 million of costs associated with the proxy contest, offset by an $0.8 million reduction in the loss on disposition of our Spinreact, S.A. subsidiary located in Spain and $1.6 million of income recorded for fair value adjustments to acquisition-related contingent consideration.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Our Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that, because of the material weakness described below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management understands that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management, necessarily, was required to apply its judgment in evaluating and implementing controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of December 31, 2014.

We did not design effective controls to assess the accounting for deferred tax assets which become recognizable as a result of dispositions. This control deficiency resulted in an adjustment to our deferred tax assets and income from discontinued operations which is reflected in our accompanying consolidated financial statements for the year ended December 31, 2014. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management concluded that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weakness in Internal Control Over Financial Reporting

With the oversight of senior management and the audit committee, we have begun taking steps to remediate the material weakness identified above and plan to take additional actions to remediate the underlying cause of this material weakness, primarily through:

(1) enhancing the income tax controls to include specific activities to assess the accounting for deductible outside basis differences that could reverse as a result of transactions to dispose of components of the company, and

(2) holding training for our accounting and tax professionals specifically related to accounting for income taxes relating to transactions to dispose of components of the company.

These actions are subject to ongoing review by our senior management, as well as oversight by the audit committee of our board of directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating this material weakness. Management may determine to enhance other existing controls and/or implement additional controls as the implementation progresses. It will take time to determine whether the additional controls we are implementing will be sufficient to accomplish their intended purpose; accordingly, the material weakness may continue for a period of time.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors, executive officers and corporate governance included in our definitive Proxy Statement to be filed pursuant to Regulation 14A in connection with our 2015 Annual Meeting of Shareholders, or the Proxy Statement, is incorporated herein by reference.

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

    3.    Exhibits.

Some of the agreements filed as exhibits to this report contain representations and warranties that were made solely for the benefit of the parties to the agreement. These representations and warranties:

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

Exhibit No.	Description

**2.1	Membership Interest Purchase Agreement dated October 27, 2014, by and among Alere Inc., Alere Health, LLC and OptumHealth Care Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date October 27, 2014, filed October 28, 2014)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date August 21, 2014, filed with the SEC on August 26, 2014)

4.1	Indenture, dated May 14, 2007, between the Company and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)

4.2	Indenture dated as of May 12, 2009 between Inverness Medical Innovations, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)

4.3	Ninth Supplemental Indenture dated September 21, 2010 to Indenture date as of May 12, 2009 among Alere Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)

4.4	Eleventh Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

Exhibit No.	Description

4.5	Thirteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.6	Fifteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.) dated as of April 3, 2013 among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013)

4.7	Seventeenth Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the BBI Transaction) dated as of June 5, 2014, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed on June 5, 2014)

*4.8	Nineteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc.) dated October 30, 2014 among NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee

4.9	Sixteenth Supplemental Indenture dated as of May 24, 2013 to Indenture dated as of May 12, 2009, by and among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed May 30, 2013)

4.10	Eighteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the BBI Transaction) dated as of June 5, 2014, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed on June 5, 2014)

*4.11	Twentieth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc.) dated October 30, 2014 among NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee

4.12	Indenture dated as of August 11, 2009 between Inverness Medical Innovations, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

Exhibit No.	Description

4.13	Fifteenth Supplemental Indenture dated as of December 11, 2012 to Indenture dates as of August 11, 2009, by and among the Company, the subsidiary guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date December 11, 2012, filed on December 14, 2012)

4.14	Sixteenth Supplemental Indenture, dated April 3, 2013 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.) to Indenture dated as of August 11, 2009 among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (File No. 333-187776))

4.15	Seventeenth Supplemental Indenture to Indenture dated as of August 11, 2009 (relating to the BBI Transaction) dated as of June 5, 2014, among the Company, the subsidiary guarantors party thereto and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed on June 5, 2014)

*4.16	Eighteenth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc.) dated October 30, 2014 among NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and Bank of New York Mellon Trust Company, N.A., as trustee

4.17	Registration Rights Agreement, dated as of December 11, 2012, by and among the Company, the guarantors named therein, and Jefferies & Company, Inc., Goldman, Sachs & Co., and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date December 11, 2012, filed on December 14, 2012)

4.18	Registration Rights Agreement, dated as of May 24, 2013, by and among the Company, the guarantors named therein, and Goldman, Sachs & Co., Jefferies LLC and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed May 30, 2013)

+10.1	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed on March 12, 2007)

+10.2	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

‡10.3	Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)

Exhibit No.	Description

‡10.4	Alere Inc. 2010 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on July 17, 2014)

‡10.5	Rules of Alere Inc. HM Revenue and Customs Approved Share Option Plan (2007), as amended (authorized for use under the Alere Inc. 2001 Stock Option and Incentive Plan and the Alere Inc. 2010 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

‡10.6	Summary of Terms of Award Agreements under Alere Inc. Stock Option Plans (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2014)

‡10.7	Form of Change of Control Agreement between the Company and each of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date October 25, 2014, filed on October 28, 2014)

‡10.8	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010)

‡10.9	Alere Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on July 17, 2014)

‡10.10	Restricted Stock Unit Agreement, dated December 30, 2012, between Alere Inc. and Namal Nawana (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012)

10.11	Purchase Agreement dated November 28, 2012 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date November 28, 2012, filed with the SEC on November 30, 2012)

‡10.12	Summary of Arrangement with Chairman of the Board Regarding Expense Reimbursement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q ,for the quarter ended June 30, 2014)

10.13	Purchase Agreement dated May 13, 2013 among Alere Inc., the subsidiary guarantors named therein and Goldman, Sachs & Co., Jefferies LLC and Credit Suisse Securities (USA) LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date May 10, 2013, filed May 16, 2013)

10.14	Credit Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

10.15	Guaranty and Security Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, and each Grantor party thereto and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

Exhibit No.	Description

10.16	First Amendment to Credit Agreement dated as of July 27, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.17	Second Amendment to Credit Agreement dated as of December 7, 2011 among Alere Inc., as Borrower, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date December 7, 2011, filed on December 9, 2011)

10.18	Third Amendment to Credit Agreement dated as of March 28, 2012 among Alere Inc., as Borrower, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date March 28, 2012, filed on April 2, 2012)

10.19	Fourth Amendment to Credit Agreement, dated as of March 22, 2013, among Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013)

10.20	Fifth Amendment to Credit Agreement, dated as of May 30, 2014, among Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event dated May 30, 2014, filed June 5, 2014)

*10.21	Sixth Amendment to Credit Agreement, dated as of December 1, 2014, among Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent

*21.1	List of Subsidiaries of the Company as of March 5, 2015

*23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012, (b) our Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012 (c) our Consolidated Balance Sheets as of December 31, 2014 and 2013, (d) our Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012, (e) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012 and (f) the Notes to such consolidated financial statements.

*	Filed herewith.
**	The Company agrees to furnish supplementally to the Securities and Exchange Commission (“the Commission”) a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.
+	We have omitted portions of this exhibit which have been granted confidential treatment.
‡	Management contract or compensatory plan or arrangement, or amendment thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALERE INC.

Date: March 5, 2015	By:	/s/ Namal Nawana
Namal Nawana
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Namal Nawana Namal Nawana	Chief Executive Officer, President and Director (Principal Executive Officer)	March 5, 2015

/s/ David Teitel David Teitel	Chief Financial Officer (Principal Financial Officer)	March 5, 2015

/s/ Carla R. Flakne Carla R. Flakne	Chief Accounting Officer (Principal Accounting Officer)	March 5, 2015

Regina Benjamin	Director

/s/ Håkan Björklund Håkan Björklund	Director	March 5, 2015

/s/ Carol R. Goldberg Carol R. Goldberg	Director	March 5, 2015

/s/ John F. Levy John F. Levy	Director	March 5, 2015

/s/ Steve MacMillan Steve MacMillan	Director	March 5, 2015

/s/ Brian Markison Brian Markison	Director	March 5, 2015

/s/ Thomas McKillop Thomas McKillop	Director	March 5, 2015

/s/ Gregg J. Powers Gregg J. Powers	Director	March 5, 2015

Signature	Title	Date

/s/ John A. Quelch John A. Quelch	Director	March 5, 2015

/s/ James Roosevelt, Jr. James Roosevelt, Jr.	Director	March 5, 2015

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alere Inc.,

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows present fairly, in all material respects, the financial position of Alere Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting relating to the accounting for deferred tax assets which become recognizable as a result of dispositions existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 24 to the consolidated financial statements, effective October 1, 2014, the Company changed the manner in which it accounts for discontinued operations.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 5, 2015

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Net product sales	$2,033,652	$2,058,534	$1,899,913
Services revenue	531,988	534,099	464,637

Net product sales and services revenue	2,565,640	2,592,633	2,364,550
License and royalty revenue	21,050	27,229	28,576

Net revenue	2,586,690	2,619,862	2,393,126

Cost of net product sales	1,070,269	1,017,608	920,385
Cost of services revenue	288,925	272,114	221,228

Cost of net product sales and services revenue	1,359,194	1,289,722	1,141,613
Cost of license and royalty revenue	5,592	7,763	7,354

Cost of net revenue	1,364,786	1,297,485	1,148,967

Gross profit	1,221,904	1,322,377	1,244,159
Operating expenses:
Research and development	144,828	159,053	181,735
Sales and marketing	513,802	566,135	556,724
General and administrative	462,108	431,661	348,817
Impairment and gain (loss) on dispositions, net	7,742	5,124	—

Operating income	93,424	160,404	156,883
Interest expense, including amortization of original issue discounts and deferred financing costs	(209,191)	(255,345)	(240,397)
Other income (expense), net	(2,733)	(11,260)	11,137

Loss from continuing operations before provision (benefit) for income taxes	(118,500)	(106,201)	(72,377)
Provision (benefit) for income taxes	66,722	(35,359)	(11,488)

Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	(185,222)	(70,842)	(60,889)
Equity earnings of unconsolidated entities, net of tax	17,509	17,443	13,245

Loss from continuing operations	(167,713)	(53,399)	(47,644)
Income (loss) from discontinued operations, net of tax	177,661	(16,879)	(30,263)

Net income (loss)	9,948	(70,278)	(77,907)
Less: Net income attributable to non-controlling interests	30	976	275

Net income (loss) attributable to Alere Inc. and Subsidiaries	9,918	(71,254)	(78,182)
Preferred stock dividends	(21,293)	(21,293)	(21,293)

Net loss available to common stockholders	$(11,375)	$(92,547)	$(99,475)

Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries:
Loss from continuing operations	$(2.28)	$(0.92)	$(0.85)
Income (loss) from discontinued operations	2.14	(0.21)	(0.38)

Net loss per common share	$(0.14)	$(1.13)	$(1.23)

Weighted-average shares — basic and diluted	82,938	81,542	80,587

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$9,948	$(70,278)	$(77,907)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(166,448)	(50,166)	54,642
Unrealized losses on available for sale securities	(17)	—	(216)
Unrealized gains on hedging instruments	38	39	388
Minimum pension liability adjustment	(169)	(415)	(1,042)

Other comprehensive income (loss), before tax	(166,596)	(50,542)	53,772
Income tax provision (benefit) related to items of other comprehensive income (loss)	(173)	(106)	(372)

Other comprehensive income (loss), net of tax	(166,423)	(50,436)	54,144

Comprehensive loss	(156,475)	(120,714)	(23,763)
Less: Comprehensive income attributable to non-controlling interests	30	976	275

Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(156,505)	$(121,690)	$(24,038)

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$378,461	$355,431
Restricted cash	37,571	3,458
Marketable securities	259	858
Accounts receivable, net of allowances of $76,163 and $69,146 at December 31, 2014 and December 31, 2013, respectively	466,106	489,392
Inventories, net	365,165	362,167
Deferred tax assets	146,812	48,085
Prepaid expenses and other current assets	131,554	123,598
Assets held for sale	306,865	371,291

Total current assets	1,832,793	1,754,280
Property, plant and equipment, net	456,767	468,232
Goodwill	2,936,581	3,016,518
Other intangible assets with indefinite lives	43,651	56,702
Finite-lived intangible assets, net	1,276,444	1,557,426
Restricted cash	—	29,370
Deferred financing costs, net, and other non-current assets	67,832	83,497
Investments in unconsolidated entities	91,693	86,830
Deferred tax assets	9,812	7,959
Non-current income tax receivable	2,468	—

Total assets	$6,718,041	$7,060,814

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$88,875	$49,112
Current portion of capital lease obligations	4,241	5,962
Accounts payable	213,592	179,565
Accrued expenses and other current liabilities	366,324	341,047
Liabilities related to assets held for sale	70,752	172,799

Total current liabilities	743,784	748,485

Long-term liabilities:
Long-term debt, net of current portion	3,621,385	3,772,788
Capital lease obligations, net of current portion	10,560	13,242
Deferred tax liabilities	215,274	293,370
Other long-term liabilities	164,925	150,081

Total long-term liabilities	4,012,144	4,229,481

Commitments and contingencies (Notes 8, 9 and 10)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at December 31, 2014 and 2013); Authorized: 2,300 shares; Issued: 2,065 shares at December 31, 2014 and 2013; Outstanding: 1,774 shares at December 31, 2014 and 2013	606,468	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 91,532 shares and 89,666 shares at December 31, 2014 and 2013, respectively; Outstanding: 83,853 shares and 81,987 shares at December 31, 2014 and 2013, respectively	92	90
Additional paid-in capital	3,355,672	3,319,168
Accumulated deficit	(1,626,309)	(1,636,227)
Treasury stock, at cost, 7,679 shares at December 31, 2014 and 2013	(184,971)	(184,971)
Accumulated other comprehensive loss	(192,985)	(26,562)

Total stockholders’ equity	1,957,967	2,077,966
Non-controlling interests	4,146	4,882

Total equity	1,962,113	2,082,848

Total liabilities and equity	$6,718,041	$7,060,814

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at cost		Total Stockholders’ Equity	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
			Number of Shares	$0.001 Par Value
	Number of Shares	Amount						Number of Shares	Value
BALANCE, DECEMBER 31, 2011	1,774	$606,468	87,647	$88	$3,324,710	$(1,486,791)	$(30,270)	7,679	$(184,971)	$2,229,234	$2,340	$2,231,574	$2,497
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	—	—	862	1	14,923	—	—	—	—	14,924	—	14,924	—
Issuance of common stock for settlement of an acquisition-related contingent consideration obligation	—	—	67	—	1,243	—	—	—	—	1,243	—	1,243	—
Preferred stock dividends	—	—	—	—	(21,293)	—	—	—	—	(21,293)	—	(21,293)	—
Stock-based compensation expense	—	—	—	—	15,665	—	—	—	—	15,665	—	15,665	—
Excess tax benefits on exercised stock options	—	—	—	—	(234)	—	—	—	—	(234)	—	(234)	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(756)	—	—	(756)	—	(756)	—
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	54,642	—	—	54,642	—	54,642	—
Unrealized gain on hedging instruments, net of tax	—	—	—	—	—	—	388	—	—	388	—	388	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(130)	—	—	(130)	—	(130)	—
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	(35,079)	—	—	—	—	(35,079)	—	(35,079)	(2,433)
Non-controlling interest dividend	—	—	—	—	—	—	—	—	—	—	(396)	(396)	—
Net income (loss)	—	—	—	—	—	(78,182)	—	—	—	(78,182)	338	(77,844)	(64)

BALANCE, DECEMBER 31, 2012	1,774	$606,468	88,576	$89	$3,299,935	$(1,564,973)	$23,874	7,679	$(184,971)	$2,180,422	$2,282	$2,182,704	$—

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

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Treasury Stock, at cost		Total Stockholders’ Equity	Non- controlling Interest	Total Equity
			Number of Shares	$0.001 Par Value
	Number of Shares	Amount						Number of Shares	Value
BALANCE, DECEMBER 31, 2013	1,774	$606,468	89,666	$90	$3,319,168	$(1,636,227)	$(26,562)	7,679	$(184,971)	$2,077,966	$4,882	$2,082,848
Issuance of common stock under employee compensation plans	—	—	1,866	2	51,553	—	—	—	—	51,555	—	51,555
Preferred stock dividends	—	—	—	—	(21,293)	—	—	—	—	(21,293)	—	(21,293)
Stock-based compensation expense	—	—	—	—	12,452	—	—	—	—	12,452	—	12,452
Excess tax benefits on exercised stock options	—	—	—	—	(6,208)	—	—	—	—	(6,208)	—	(6,208)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	4	—	—	4	—	4
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	(166,448)	—	—	(166,448)	—	(166,448)
Unrealized gain on hedging instruments and marketable securities, net of tax	—	—	—	—	—	—	21	—	—	21	—	21
Non-controlling interest share purchase	—	—	—	—	—	—	—	—	—	—	(766)	(766)
Net income (loss)	—	—	—	—	—	9,918	—	—	—	9,918	30	9,948

BALANCE, DECEMBER 31, 2014	1,774	$606,468	91,532	$92	$3,355,672	$(1,626,309)	$(192,985)	7,679	$(184,971)	$1,957,967	$4,146	$1,962,113

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$9,948	$(70,278)	$(77,907)
Income (loss) from discontinued operations, net of tax	177,661	(16,879)	(30,263)

Loss from continuing operations	(167,713)	(53,399)	(47,644)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	16,233	17,839	21,346
Depreciation and amortization	335,833	374,473	383,900
Non-cash charges for sale of inventories revalued at the date of acquisition	—	2,504	4,681
Non-cash stock-based compensation expense	12,452	21,210	15,665
Tax benefit related to discontinued operations retained by Alere Inc.	9,845	7,882	4,888
Impairment of inventory	3,124	337	290
Impairment of long-lived assets	7,865	5,949	805
Impairment of intangible assets	—	686	—
(Gain) loss on disposition of fixed assets	6,545	1,471	(3,134)
Gain on sales of marketable securities	—	—	(751)
Equity earnings of unconsolidated entities, net of tax	(17,509)	(17,443)	(13,245)
Deferred income taxes	(11,947)	(117,938)	(63,563)
Loss on extinguishment of debt	—	35,603	23,235
Loss related to impairment and net gain on dispositions	7,742	5,124	—
Bargain purchase gain	—	(8,023)	—
Other non-cash items	4,965	10,450	7,367
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,326	(50,170)	(18,328)
Inventories, net	(61,110)	(79,610)	(16,893)
Prepaid expenses and other current assets	(47,997)	(6,121)	(5,360)
Accounts payable	47,851	15,673	(11,672)
Accrued expenses and other current liabilities	54,971	49,913	44,939
Other non-current liabilities	9,964	(27,443)	(36,730)
Cash paid for contingent consideration	(22,077)	(11,660)	(10,317)

Net cash provided by continuing operations	190,363	177,307	279,479
Net cash provided by discontinued operations	43,468	67,470	40,204

Net cash provided by operating activities	233,831	244,777	319,683

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	(5,446)	(31,164)	5,911
Purchases of property, plant and equipment	(102,870)	(100,797)	(109,097)
Proceeds from sale of property, plant and equipment	1,486	3,618	21,646
Cash received from disposition, net of cash divested	45,076	29,000	—
Cash paid for business acquisitions, net of cash acquired	(75)	(176,131)	(419,987)
Cash received from investments	198	—	—
Proceeds from sale of equity investment	9,526	—	—
Cash received from sales of marketable securities	580	41	3,056
Cash received from (paid for) equity method investments	—	29,338	12,707
(Increase) decrease in other assets	986	14,723	(56,355)

Net cash used in continuing operations	(50,539)	(231,372)	(542,119)
Net cash used in discontinued operations	(8,972)	(26,963)	(32,070)

Net cash used in investing activities	(59,511)	(258,335)	(574,189)

Cash Flows from Financing Activities:
Cash paid for financing costs	(1,528)	(9,845)	(10,139)
Cash paid for contingent purchase price consideration	(32,902)	(44,677)	(20,132)
Cash paid for dividends	(21,293)	(21,293)	(21,293)
Proceeds from issuance of common stock, net of issuance costs	51,555	20,863	14,924
Proceeds from issuance of short-term debt	806	—	—
Proceeds from issuance of long-term debt	58	458,962	648,835
Payments on short-term debt	—	—	(6,240)
Payments on long-term debt	(65,122)	(470,557)	(311,612)
Net (payments) proceeds under revolving credit facilities	(42,522)	138,963	14,272
Excess tax benefits on exercised stock options	972	461	504
Principal payments on capital lease obligations	(6,085)	(6,533)	(6,731)
Purchase of non-controlling interest	(623)	(165)	(2,972)
Other	—	(18,953)	(12,267)

Net cash provided by (used in) continuing operations	(116,684)	47,226	287,149
Net cash provided by (used in) discontinued operations	(1,471)	1,765	(1,406)

Net cash provided by (used in) financing activities	(118,155)	48,991	285,743

Foreign exchange effect on cash and cash equivalents	(16,312)	(1,871)	(2,064)

Net increase (decrease) in cash and cash equivalents	39,853	33,562	29,173
Cash and cash equivalents, beginning of period – continuing operations	355,431	316,491	287,551
Cash and cash equivalents, beginning of period – discontinued operations	6,477	11,855	11,622

Cash and cash equivalents, end of period	401,761	361,908	328,346
Less: Cash and cash equivalents of discontinued operations, end of period	23,300	6,477	11,855

Cash and cash equivalents of continuing operations, end of period	$378,461	$355,431	$316,491

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of Business and Basis of Presentation of Financial Information

Alere Inc. delivers reliable and actionable health information through rapid diagnostic tests, resulting in better clinical and economic healthcare outcomes globally. A leading global provider of point-of-care diagnostics and services, we have developed a strong commercial presence in cardiometabolic disease, infectious disease, toxicology, and diabetes.

Our business is organized into three operating segments: (i) professional diagnostics, (ii) patient self-testing and (iii) consumer diagnostics. The professional diagnostics segment includes an array of innovative rapid diagnostic test products and other in vitro diagnostic tests marketed to medical professionals and laboratories for detection of diseases and conditions within our areas of focus identified above. The patient-self testing segment provides services designed to provide physicians with actionable data that allow them to make more effective decisions in real time, deliver quality care, and put the individuals they treat on a pathway to better health. The consumer diagnostics segment consists primarily of manufacturing operations related to our role as the exclusive manufacturer of products for SPD Swiss Precision Diagnostics, or SPD, our 50/50 joint venture with The Procter & Gamble Company, or P&G. SPD has significant operations in the worldwide over-the-counter pregnancy and fertility/ovulation test market.

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

During the year ended December 31, 2014, we recorded net after-tax expense charges of $0.5 million to correct prior period items. A net after-tax charge of $2.8 million related to the fair value of the MedApps Holding Company, Inc., or MedApps, contingent consideration obligations recorded during the first quarter of 2014 is included in the year-to-date charge. We consider the adjustments to be immaterial to both the prior period and the current period financial statements.

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

(b)  Foreign Currencies

In general, the functional currencies of our foreign subsidiaries are the local currencies. For the purpose of consolidating the financial statements of our foreign subsidiaries, all assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date, while the stockholders’ equity accounts are translated at historical exchange rates. Translation gains and losses that result from the conversion of the balance sheets of the foreign subsidiaries into U.S. dollars are recorded to cumulative translation adjustment, which is a component of accumulated other comprehensive income (loss) (Note 14) within stockholders’ equity. The revenue and expenses of our foreign subsidiaries are translated using the average of the rates of exchange in effect during each fiscal month.

Net realized and unrealized foreign currency exchange transaction losses of $12.4 million, $4.0 million and $7.9 million during 2014, 2013 and 2012, respectively, are included as a component of other income (expense), net in the accompanying consolidated statements of operations.

(c)  Cash and Cash Equivalents

We consider all highly-liquid investments purchased with original maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents consisted of money market funds at December 31, 2014 and 2013.

(d)  Restricted Cash

We had restricted cash of $37.6 million and $32.8 million as of December 31, 2014 and 2013, respectively. As of December 31, 2013, $29.4 million was classified as non-current on our consolidated balance sheet, as it secures a foreign bank loan arrangement that we entered into during the third quarter of 2013 and, under the terms of the loan agreement, is required to remain on deposit for two years.

(e)  Marketable Securities

Securities classified as available-for-sale or trading are carried at fair value, as determined by quoted market prices at the balance sheet date. Realized gains and losses on securities are included in other income (expense), net, on a specific identification basis. Unrealized holding gains and losses (except for other than temporary impairments) on securities classified as available-for-sale, are reported in accumulated other comprehensive income (loss), net of related tax effects. Marketable securities that are held indefinitely are classified in our accompanying consolidated balance sheets as long-term marketable securities.

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

(g)  Property, Plant and Equipment

We record property, plant and equipment at historical cost or, in the case of a business combination, at fair value on the date of the business combination. Depreciation is computed using the straight-line method based on the following estimated useful lives of the related assets: machinery, laboratory equipment and tooling, 1-15 years; buildings, 7-61 years; leasehold improvements, lesser of the remaining term of the lease or estimated useful life of the asset; computer software and equipment, 1-10 years and furniture and fixtures, 2-16 years. Land is not depreciated. Depreciation expense related to property, plant and equipment amounted to $98.3 million, $94.3 million and $84.3 million in 2014, 2013 and 2012, respectively. Fully-depreciated property, plant and equipment that are still in use remain on the books until disposal or retirement. When property, plant and equipment are retired or disposed of, the cost and respective accumulated depreciation are removed from the books. Any gain or loss on disposal is recorded in the income statement. Expenditures for repairs and maintenance are expensed as incurred.

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

2014 Annual Goodwill Impairment Test

We conducted our 2014 annual goodwill impairment test for our reporting units during the fourth quarter of 2014. For our patient self-testing reporting unit, we utilized the purchase price for the sale of our health management business as the estimated fair value of the health management business and combined that with the estimated fair value of the remaining patient self-testing reporting unit which was determined using a combination of the income approach, the market comparable approach and the market transaction approach to arrive at the total estimated fair value of the patient self-testing business. Key assumptions (which vary by reporting unit) used in determining fair value under the DCF approach included discount rates ranging from 10.5% to 15.5%, projected compound average revenue growth rates of 3.0% to 11.0% and terminal value growth rates of 3.0% to 4.0%. In determining the appropriate discount rate, we considered the WACC for each reporting unit, which among other factors considers the cost of common equity capital and the marginal cost of debt of market participants. Key assumptions (which again vary by reporting unit) used in determining fair value under the market approaches were based on observed market multiples of enterprise value to revenue and EBITDA for both comparable publicly-traded companies and recent merger and acquisition transactions involving similar companies to estimate appropriate controlling basis multiples to apply to each of the reporting units. Based on the multiples implied by this market data, we selected multiples of revenue of 1.2 to 2.9 times and multiples of EBITDA of 7.1 to 11.8 times. In assessing the reasonableness of our estimated fair values of the reporting units, management compared the results of the valuation analyses against our then-current market capitalization to imply a control premium. Based on this analysis, the implied control premium was within the range of comparable industry transactions.

The Step 1 impairment test indicated the estimated fair value of the professional diagnostics, patient self-testing and consumer diagnostics reporting units exceeded the carrying value of their reporting unit’s net assets as follows: by $2.2 billion, $513.0 million and $86.8 million, respectively, or 36.7%, 117.7% and 29.9%, respectively.

As discussed in Note 24, our health management business met the criteria for assets held for sale as of December 31, 2014 and the sale was subsequently completed on January 9, 2015. Accordingly,

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

we performed a Step 1 impairment test on the goodwill remaining in the patient self-testing reporting unit at December 31, 2014. The Step 1 impairment test indicated that the estimated fair value of the remaining patient self-testing reporting unit exceeded the carrying value of the reporting unit’s net assets by 33.0%.

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

2013 Annual Goodwill Impairment Test

We conducted our 2013 annual goodwill impairment test for our reporting units during the fourth quarter of 2013. Key assumptions (which vary by reporting unit) used in determining fair value under the DCF approach included discount rates ranging from 11.0% to 14.0%, projected compound average revenue growth rates of 4.0% to 11.4% and terminal value growth rates of 3.0% to 4.0%. The factors considered in determining the appropriate discount rate and the key assumptions were the same as those in the 2014 annual goodwill impairment test described above. Based on the multiples implied by this market data, we selected multiples of revenue of 0.8 to 2.9 times and multiples of EBITDA of 6.4 to 10.6 times. In assessing the reasonableness of our estimated fair values of the reporting units, management compared the results of the valuation analyses against our then-current market capitalization to imply a control premium. Based on this analysis, the implied control premium was within the range of comparable industry transactions.

The Step 1 impairment test indicated the estimated fair value of the professional diagnostics, patient self-testing and consumer diagnostics reporting units exceeded the carrying value of their reporting unit’s net assets as follows: by $1.6 billion, $31.5 million and $92.7 million, respectively, or 30.2%, 7.7% and 45.5%, respectively.

2012 Annual Goodwill Impairment Test

We conducted our 2012 annual goodwill impairment test for our reporting units during the fourth quarter of 2012. Key assumptions (which vary by reporting unit) used in determining fair value under the DCF approach included discount rates ranging from 11.0% to 15.0%, projected compound average revenue growth rates of 3.0% to 8.1% and terminal value growth rates of 3.0% to 4.0%. The factors considered in determining the appropriate discount rate and the key assumptions were the same as those in the 2014 annual goodwill impairment test described above. Based on the multiples implied by this market data, we selected multiples of revenue of 0.9 to 2.4 times and multiples of EBITDA of 6.1 to 8.9 times. In assessing the reasonableness of our estimated fair values of the reporting units, management compared the results of the valuation analyses against our then-current market capitalization to imply a control premium. Based on this analysis, the implied control premium was within the range of comparable industry transactions.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

The Step 1 impairment test indicated the estimated fair value of the professional diagnostics, patient self-testing and consumer diagnostics reporting units exceeded the carrying value of their reporting unit’s net assets as follows: by $400.0 million, $41.2 million and $54.0 million, respectively, or 7.9%, 9.4% and 27.2%, respectively.

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

During 2014, 2013 and 2012, we expensed acquisition-related costs of $0.9 million, $3.1 million and $9.6 million, respectively, in general and administrative expense.

(l)  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized in the future (Note 15).

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

Additionally, with respect to our health management business which is included in discontinued operations, we generate services revenue in connection with contracts with health plans (both commercial and governmental) and self-insured employers, whereby we provide clinical expertise through fee-based arrangements. Revenue for fee-based arrangements is recognized over the period in which the services are provided. Some contracts provide that a portion of our fees are at risk if our customers do not achieve certain financial cost savings or we do not achieve certain other clinical and operational metrics, over a period of time, typically one year. Revenue subject to refund is not recognized if (i) sufficient information is not available to calculate performance measurements or (ii) interim performance measurements indicate that we are not meeting performance targets. If either of these two conditions exists, we record the amounts as other current liabilities in the consolidated balance sheet, deferring recognition of the revenue until we establish that we have met the performance criteria. However, revenue recognized for fees subject to refund before the end of the contract period is realizable under the termination provisions or other provisions of the contract. If we do not meet the performance targets at the end of the contractual period, we are obligated under the contract to refund some or all of the at-risk fees.

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

(p)  Other Operating Expenses

We expense advertising costs as incurred. In 2014, 2013 and 2012, advertising costs amounted to $8.0 million, $10.6 million and $22.0 million, respectively, and are included in sales and marketing expenses in the accompanying consolidated statements of operations.

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

At December 31, 2014 and 2013, no individual customer’s accounts receivable balance was more than 10% of our aggregate accounts receivable. During 2014, 2013 and 2012, no one customer represented more than 10% of our net revenue.

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

(r)  Financial Instruments and Fair Value of Financial Instruments

Our primary financial instruments at December 31, 2014 and 2013 consisted of cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable and debt. We apply fair value measurement accounting to value our financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

market participants on the measurement date. A fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

(t)  Research and Development

Our research and development programs focus on the development of cardiometabolic, infectious disease and toxicology products. Research and development costs are expensed as incurred. Payments received from external parties to fund our research and development activities reduce the recorded research and development expenses.

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

(v)  Recent Accounting Pronouncements

Recently Issued Standards

In August 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU 2014-15. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years ending after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the potential impacts of the new standard on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718) — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. ASU 2014-12 requires that a performance target which affects vesting and which could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09. ASU 2014-09 requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early adoption is not permitted. We are currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial statements.

We believe that there were no other accounting standards recently issued that had or are expected to have a material impact on our consolidated financial statements.

Recently Adopted Standards

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 requires that only disposals representing a strategic shift in operations which has a major effect on the organization’s operations and financial results, such as a disposal of a major geographic area, a major line of business, or a major equity method investment, should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective in the first quarter of 2015 with early adoption permitted. Effective October 1, 2014, we adopted ASU 2014-08. As a result of our early adoption of this standard, we reported our divestiture of BioNote, Inc., or BioNote, as a gain on disposition within operating income from continuing operations. See Note 22 and Note 24.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Summary of Significant Accounting Policies (Continued)

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting, or ASU 2014-17. ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. ASU 2014-17 is effective on November 18, 2014. Effective November 18, 2014, we adopted ASU 2014-17. The adoption of this standard had no material impact on our consolidated financial statements.

Effective January 1, 2014, we adopted ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. The adoption of this standard had no material impact on our consolidated financial statements.

(3)  Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets consist of (in thousands):

	December 31,
	2014	2013
Inventories, net:
Raw materials	$122,886	$118,571
Work-in-process	82,724	79,559
Finished goods	159,555	164,037

	$365,165	$362,167

Property, plant and equipment, net:
Machinery, laboratory equipment and tooling	$431,255	$403,262
Land and buildings	172,773	182,547
Leasehold improvements	55,788	53,488
Computer software and equipment	157,763	127,900
Furniture and fixtures	35,656	31,539

	853,235	798,736
Less: Accumulated depreciation	(396,468)	(330,504)

	$456,767	$468,232

Accrued expenses and other current liabilities:
Compensation and compensation-related	$88,546	$87,437
Royalty obligations	23,072	25,321
Deferred revenue	22,479	20,686
Income taxes payable and deferred tax liabilities	23,752	(18,866)
Other taxes payable	31,491	18,185
Acquisition-related obligations	69,779	95,759
Other	107,205	112,525

	$366,324	$341,047

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)   Business Combinations

Acquisitions are accounted for using the acquisition method and the acquired companies’ results have been included in the accompanying consolidated financial statements from their respective dates of acquisition. During 2014, 2013 and 2012, we recorded acquisition-related costs of $0.9 million, $3.1 million and $9.7 million, respectively, in general and administrative expense.

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

(b)  Acquisitions in 2012

(i)  eScreen

On April 2, 2012, we acquired eScreen, Inc., or eScreen, headquartered in Overland Park, Kansas, a technology-enabled provider of employment drug screening solutions for hiring and maintaining healthier and more efficient workforces. The aggregate purchase price was approximately $295.0 million, which consisted of $271.4 million in cash and a contingent consideration obligation with an aggregate acquisition date fair value of $23.6 million. Included in our consolidated statements of

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)   Business Combinations (Continued)

operations for the year ended December 31, 2012 is revenue totaling approximately $116.7 million related to eScreen. The operating results of eScreen are included in our professional diagnostics reporting unit and business segment. The amount allocated to goodwill from this acquisition is not deductible for tax purposes.

(ii)  Other acquisitions in 2012

During 2012, we acquired the following businesses for an aggregate purchase price of $199.5 million, which included cash payments totaling $147.5 million and contingent consideration obligations with aggregate acquisition date fair values of $52.0 million.

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

The operating results of Alere Lda, AmMed, MedApps, Amedica, Seelen, Diagnostik, HCC, Alere s.r.o., Quantum Australia, NationsHealth and Branan are included in our professional diagnostics reporting unit and business segment. The operating results DiagnosisOne are included in our patient self-testing reporting unit and business segment. The operating results of Kullgren are included in our consumer diagnostics reporting unit and business segment. The operating results of Wellogic UAE are reflected in discontinued operations.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)   Business Combinations (Continued)

The following are the intangible assets acquired and their respective fair values and weighted-average useful lives (dollars in thousands):

	eScreen	Other	Total	Weighted- average Useful Life
Core technology and patents	$93,200	$54,903	$148,103	18.7 years
Trademarks and trade names	17,300	2,090	19,390	18.3 years
Customer relationships	79,600	56,885	136,485	18.1 years
Non-competition agreements	—	1,118	1,118	5.1 years
Other	13,900	1,327	15,227	9.2 years
In-process research and development	—	4,900	4,900	N/A

Total intangible assets	$204,000	$121,223	$325,223

(5)  Goodwill and Other Intangible Assets

The following is a summary of goodwill and other intangible assets as of December 31, 2014 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization and Impairment Losses	Net Carrying Value	Weighted- average Useful Life
Amortized intangible assets:
Core technology and patents	$969,993	$417,119	$552,874	15.2 years

Other intangible assets:
Supplier relationships	17,975	16,188	1,787	9.2 years
Trademarks and trade names	256,014	161,945	94,069	11.0 years
License agreements	11,670	11,511	159	6.8 years
Customer relationships	1,504,078	930,533	573,545	16.6 years
Manufacturing know-how	21,540	11,595	9,945	8.9 years
Other	108,792	64,727	44,065	8.7 years

Total other intangible assets	1,920,069	1,196,499	723,570

Total intangible assets with finite lives	$2,890,062	$1,613,618	$1,276,444

Intangible assets with indefinite lives:
Goodwill	$2,936,581
Other intangible assets(1)	43,651

Total intangible assets with indefinite lives	$2,980,232

(1)	Primarily includes in-process research and development assets recorded in connection with certain acquisitions.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Goodwill and Other Intangible Assets (Continued)

The following is a summary of goodwill and other intangible assets as of December 31, 2013 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization and Impairment Losses	Net Carrying Value	Weighted- average Useful Life
Amortized intangible assets:
Core technology and patents	$990,911	$348,394	$642,517	15.4 years

Other intangible assets:
Supplier relationships	18,388	16,087	2,301	9.3 years
Trademarks and trade names	260,900	137,918	122,982	11.0 years
License agreements	11,584	11,323	261	6.8 years
Customer relationships	1,546,281	824,447	721,834	16.6 years
Manufacturing know-how	17,349	10,684	6,665	10.8 years
Other	121,393	60,527	60,866	8.8 years

Total other intangible assets	1,975,895	1,060,986	914,909

Total intangible assets with finite lives	$2,966,806	$1,409,380	$1,557,426

Intangible assets with indefinite lives:
Goodwill	$3,016,518
Other intangible assets(1)	56,702

Total intangible assets with indefinite lives	$3,073,220

(1)	Primarily includes in-process research and development assets recorded in connection with certain acquisitions.

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible assets and the expected future cash flows to be derived from those intangible assets. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the underlying license agreements, if applicable, or the period of time the assets are expected to contribute to future cash flows. We amortize our finite-lived intangible assets on patterns in which the economic benefits are expected to be realized. Amortization expense of intangible assets, which in the aggregate amounted to $237.2 million, $280.0 million and $299.4 million in 2014, 2013 and 2012, respectively, is included in cost of net revenue, research and development, sales and marketing and general and administrative expenses in the accompanying consolidated statements of operations. The allocation of amortization expense to the expense categories is based on the intended usage and the expected benefits of the intangible assets in relation to the expense categories.

The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding fiscal years as of December 31, 2014 (in thousands):

2015	$192,721
2016	$177,636
2017	$158,323
2018	$148,412
2019	$112,713

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Goodwill and Other Intangible Assets (Continued)

During the fourth quarter, we perform our annual impairment tests of the carrying value of our goodwill by reporting unit. For further discussion see Note 2(h).

Goodwill amounts for our professional diagnostics, patient self-testing and consumer diagnostics reporting units are summarized as follows (in thousands):

	Professional Diagnostics	Patient Self- testing	Consumer Diagnostics	Total
Goodwill at December 31, 2012(1)	$2,866,237	$46,685	$57,125	$2,970,047
Acquisitions(2)	87,677	(3,551)	—	84,126
Dispositions(3)	(14,786)	—	—	(14,786)
Other(4)	(25,832)	2,053	910	(22,869)

Goodwill at December 31, 2013	$2,913,296	$45,187	$58,035	$3,016,518
Acquisitions(2)	390	(25)	—	365
Dispositions(3)	(16,517)	—	—	(16,517)
Other(4)	(59,549)	(1,192)	(3,044)	(63,785)

Goodwill at December 31, 2014	$2,837,620	$43,970	$54,991	$2,936,581

(1)	The December 31, 2012 balance for the patient self-testing reporting unit reflects an allocation of goodwill related to our condition management, case management, wellbeing, wellness, and women’s and children’s health businesses, or collective, our health management business, which was held for sale at this date.

(2)	Includes initial purchase price allocation, purchase accounting adjustments recorded to the acquired entities’ opening balance sheet and additional payments made for earn-outs and milestones achieved.

(3)	Reflects write-off related to the dispositions of Spinreact in 2013 and BioNote in 2014.

(4)	These amounts relate primarily to adjustments resulting from fluctuations in foreign currency exchange rates.

We generally expense costs incurred for the internal development of intangible assets, except for costs that are incurred to establish patents and trademarks, such as legal fees for initiating, filing and obtaining the patents and trademarks. As of December 31, 2014 and 2013, we had approximately $9.5 million and $9.6 million, respectively, of costs capitalized, net of amortization, in connection with establishing patents and trademarks which are included in other intangible assets, net, in the accompanying consolidated balance sheets. Upon the initial filing of the patents and trademarks, we commence amortization of such intangible assets over their estimated useful lives. Costs incurred to maintain the patents and trademarks are expensed as incurred.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Long-term Debt

We had the following long-term debt balances outstanding (in thousands) as of December 31, 2014 and December 31, 2013, respectively:

	December 31, 2014	December 31, 2013
A term loans(1)(2)	$785,938	$832,188
B term loans(1)(3)	1,330,810	1,344,238
Revolving line of credit(1)	127,000	170,000
7.25% Senior notes	450,000	450,000
6.5% Senior subordinated notes	425,000	425,000
8.625% Senior subordinated notes	400,000	400,000
3% Convertible senior subordinated notes	150,000	150,000
Other lines of credit	684	355
Other	40,828	50,119

	3,710,260	3,821,900
Less: Short-term debt and current portion	(88,875)	(49,112)

	$3,621,385	$3,772,788

(1)	Incurred under our secured credit facility.

(2)	Includes “A” term loans and “Delayed Draw” term loans under our secured credit facility.

(3)	Includes term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans under our secured credit facility, which term loans have been converted into and consolidated with the “B” term loans under our secured credit facility.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our accompanying consolidated statements of operations for 2014, 2013 and 2012, respectively, as follows (in thousands):

	2014	2013		2012
Secured credit facility(1)	$99,399	$104,159		$104,916
7.25% Senior notes	34,098	33,906		1,994
7.875% Senior notes	—	137	(2)	44,994	(3)
6.5% Senior subordinated notes	29,057	17,384		—
8.625% Senior subordinated notes	37,092	37,093		37,096
9% Senior subordinated notes	—	54,043	(4)	41,474
3% Convertible senior subordinated notes	4,984	4,984		4,984

	$204,630	$251,706		$235,458

(1)	Includes “A” term loans, including the “Delayed-Draw” term loans; “B” term loans, including the term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans, which term loans have been converted into and consolidated with the “B” term loans; and revolving line of credit loans. For 2014, 2013 and 2012, the amounts include $1.5 million, $2.6 million and $5.0 million, respectively, related to the amortization of fees paid for certain debt modifications.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Long-term Debt (Continued)

(2)	Amount includes an approximate $0.2 million loss recorded in connection with the repurchase of our 7.875% senior notes.

(3)	Amount includes an approximate $23.2 million loss recorded in connection with the repurchase of substantially all of our 7.875% senior notes. Included in the $23.2 million is a $12.3 million make-whole payment which has been classified within cash flow from financing activities in our consolidated statement of cash flows.

(4)	Amount includes an approximate $35.6 million loss recorded in connection with the repurchase of our 9% senior subordinated notes. Included in the $35.6 million is $19.0 million related to tender offer consideration and call premium which has been classified within cash flow from financing activities in our consolidated statement of cash flows.

The following describes each of the debt instruments listed above:

(a)  Secured Credit Facility

On June 30, 2011, we entered into a Credit Agreement, or secured credit facility, with certain lenders, General Electric Capital Corporation as administrative agent and collateral agent, and certain other agents and arrangers, and, along with certain of our subsidiaries, a related guaranty and security agreement. On December 7, 2011, we entered into an amendment to our secured credit facility to provide an additional term loan facility for “Incremental B-1” term loans (all of which we borrowed on that date). On March 28, 2012, we entered into a further amendment to provide an additional term loan facility for “Incremental B-2” term loans (all of which we borrowed on that date). On May 30, 2014, we entered into a further amendment pursuant to which (among other changes) the “Incremental B-1” term loans and the “Incremental B-2” term loans were converted into and consolidated with the “B” term loans thereunder. The secured credit facility, as so amended (and before the repayments of loans pursuant to the amendment described in the immediately following paragraph), comprises credit facilities totaling $2.55 billion in aggregate original principal amount, consisting of term loans in the aggregate original principal amount of $2.3 billion (consisting of “A” term loans (including “Delayed Draw” term loans) in the aggregate original principal amount of $925.0 million and “B” term loans in the aggregate original principal amount of $1.375 billion (including the respective $250.0 million and $200.0 million aggregate original principal amounts of the “Incremental B-1” term loans and “Incremental B-2” term loans, which were converted into “B” term loans as described above), all of which we have fully drawn, and, subject to our continued compliance with the secured credit facility, a $250.0 million revolving line of credit (which includes a $50.0 million sublimit for the issuance of letters of credit).

In December 2014, we used the net cash proceeds of our sale of the BioNote business to repay revolving credit loans in the aggregate amount of $43.0 million. We may reborrow the amounts repaid under the $250.0 million revolving credit facility, subject to compliance with the terms of the secured credit facility.

We must repay the “A” term loans (excluding the “Delayed Draw” term loans) in eighteen consecutive quarterly installments, which began on December 31, 2011 and continue through March 31, 2016, in the amount of $7,812,500 each and a final installment on June 30, 2016, in the amount of $484,375,000. We must repay the “Delayed-Draw” term loans included within the “A” term loans in fifteen consecutive quarterly installments, which began on September 30, 2012, and continue through March 31, 2016, in the amount of $3,750,000 each and a final installment on June 30, 2016, in

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Long-term Debt (Continued)

the amount of $243,750,000. We must repay the “B” term loans (including the amounts thereof converted from the previously outstanding “Incremental B-1” term loans and “Incremental B-2” term loans as described above) in twenty-two consecutive quarterly installments, which began on December 31, 2011 and continue through March 31, 2017, each remaining payment in the amount of $3,437,500 with a final installment due on June 30, 2017 in the amount of $1,301,000,000. We have paid in full all installments of all term loans due on or before December 31, 2014. We may repay any borrowings under the revolving line of credit at any time without premium or penalty, but we must repay all such borrowings in no event later than June 30, 2016. Notwithstanding the foregoing, and subject to certain exceptions provided for in the Credit Agreement, in the event that any of our existing 3% convertible senior subordinated notes remain outstanding on November 15, 2015, then all of the term loans and revolving credit loans under the secured credit facility shall instead mature in full on such prior date.

The “A” term loans (including the “Delayed Draw” term loans) and our borrowings under the revolving credit facility bear interest at a rate per annum of, at our option, either (i) the Base Rate, as defined in the Credit Agreement, plus an applicable margin, which varies within a range from 1.75% to 2.50% depending on our consolidated secured leverage ratio, or (ii) the Eurodollar Rate, as defined in the Credit Agreement, plus an applicable margin, which varies within a range from 2.75% to 3.50% depending on our consolidated secured leverage ratio. On March 22, 2013, we entered into an amendment to the secured credit facility that provided for (among other changes) 50 basis point reductions in the interest rate margins applicable to the “B” term loans (which reductions also applied to the “Incremental B-1” term loans and the “Incremental B-2” term loans then outstanding). Under the secured credit facility as amended, the “B” term loans (including the amounts thereof converted from the previously outstanding “Incremental B-1” term loans and “Incremental B-2” term loans as described above) bear interest at a rate per annum of, at our option, either (i) the Base Rate, as defined in the Credit Agreement, plus an applicable margin, which varies within a range from 2.00% to 2.75% depending on our consolidated secured leverage ratio, or (ii) the Eurodollar Rate, as defined in the Credit Agreement, plus an applicable margin, which varies within a range from 3.00% to 3.75% depending on our consolidated secured leverage ratio. Interest on “B” term loans (including the amounts thereof converted from the previously outstanding “Incremental B-1” term loans and “Incremental B-2” term loans as described above) based on the Eurodollar Rate is subject to a 1.00% floor with respect to the base Eurodollar Rate. We are required to pay a fee on the unused portion of the revolving credit facility at a rate per annum of 0.50%. As of December 31, 2014, the “A” term loans (including the “Delayed-Draw” term loans), the “B” term loans (including the amounts thereof converted from the previously outstanding “Incremental B-1” term loans and “Incremental B-2” term loans as described above) and the revolving line of credit loans bore interest at the rates of 3.17%, 4.25% and 3.17%, respectively, per annum.

We must comply with various customary financial and non-financial covenants under the Credit Agreement. The primary financial covenants consist of a maximum consolidated secured leverage ratio, a minimum consolidated interest coverage ratio and a limit on capital expenditures; we were in compliance with all such financial covenants as of December 31, 2014. The primary non-financial covenants limit our ability to pay dividends or other distributions on our capital stock, to repurchase our capital stock, to conduct mergers or acquisitions, to make investments and loans, to incur future indebtedness, to place liens on assets, to prepay certain other indebtedness, to alter our capital structure and to sell assets. The covenants are subject to certain important exceptions and qualifications, which are set forth in the Credit Agreement.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Long-term Debt (Continued)

The lenders under the Credit Agreement are entitled to terminate the revolving line of credit and accelerate repayment of all loans outstanding under the Credit Agreement upon the occurrence of any of various customary events of default.

As of December 31, 2014, accrued interest related to the secured credit facility amounted to $0.2 million.

(b)  7.25% Senior Notes

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

As of December 31, 2014, accrued interest related to the 7.25% senior notes amounted to $1.4 million.

(c)  7.875% Senior Notes

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

(d)  6.5% Senior Subordinated Notes

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

As of December 31, 2014, accrued interest related to the 6.5% senior subordinated notes amounted to $1.3 million.

(e)  8.625% Senior Subordinated Notes

In September 2010, we sold $400.0 million aggregate principal amount of 8.625% senior subordinated notes due 2018, or the 8.625% senior subordinated notes. These notes were subsequently exchanged for new notes having substantially the same terms in an exchange offer registered under the Securities Act.

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

If we, or our subsidiaries, engage in asset sales, we, or they, generally must either invest the net cash proceeds from such sales in our or their businesses within a specified period of time, prepay senior debt or make an offer to purchase a principal amount of the 8.625% senior subordinated notes (on a pro rata basis with respect to the 8.625% senior subordinated notes and the 6.5% senior subordinated notes) equal to the excess net cash proceeds, subject to certain exceptions. The purchase price of the senior subordinated notes would be 100% of their principal amount, plus accrued and unpaid interest.

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

As of December 31, 2014, accrued interest related to the 8.625% senior subordinated notes amounted to $8.6 million.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Long-term Debt (Continued)

(f)  9% Senior Subordinated Notes

On May 12, 2009, we sold $400.0 million aggregate principal amount of 9% senior subordinated notes due 2016, or the 9% senior subordinated notes. The 9% senior subordinated notes were issued under a supplemental indenture dated as of May 12, 2009, as amended or supplemented, or the 9% Indenture. The 9% senior subordinated notes accrued interest from the date of their issuance at the rate of 9% per annum. Interest on the 9% senior subordinated notes was payable semi-annually on May 15 and November 15, commencing on November 15, 2009. The terms of the 9% senior subordinated notes provided that they matured on May 15, 2016, unless earlier redeemed.

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

(g)  3% Convertible Senior Subordinated Notes

On May 14, 2007, we sold $150.0 million principal amount of 3% convertible senior subordinated notes due 2016, or the 3% convertible senior subordinated notes. The 3% convertible senior subordinated notes are convertible into approximately 3.4 million shares of our common stock at a conversion price of $43.98. Interest accrues at 3% per annum, compounded daily, on the outstanding principal amount of the 3% convertible senior subordinated notes and is payable in arrears on May 15th and November 15th of each year, beginning on November 15, 2007.

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

As of December 31, 2014, accrued interest related to the 3% convertible senior subordinated notes amounted to $0.6 million.

(h)  Lines of Credit

Some of our subsidiaries maintain local lines of credit for short-term advances. Total available credit under the local lines of credit as of December 31, 2014 is approximately $267.8 million, of which $127.7 million was borrowed and outstanding as of that date.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Long-term Debt (Continued)

(i)  Other Debt

Included in other debt as of December 31, 2014 are borrowings by certain of our subsidiaries from various financial institutions. The borrowed funds are primarily used to fund capital expenditures and working capital requirements. Interest expense on these borrowings was $3.3 million for 2014.

(j)  Maturities of Long-Term Debt

The following is a summary of the maturities of long-term debt, including the current portions thereof, outstanding on December 31, 2014 (in thousands):

2015	$88,875
2016	1,038,257
2017	1,305,272
2018	850,822
2019	790
Thereafter	427,371

3,711,387
Less: Original issue discounts	(1,127)

$3,710,260

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  Fair Value Measurements (Continued)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$259	$259	$—	$—

Total assets	$259	$259	$—	$—

Liabilities:
Contingent consideration obligations(1)	$139,671	$—	$—	$139,671

Total liabilities	$139,671	$—	$—	$139,671

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$858	$858	$—	$—

Total assets	$858	$858	$—	$—

Liabilities:
Contingent consideration obligations(1)	$213,969	$—	$—	$213,969

Total liabilities	$213,969	$—	$—	$213,969

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations. See Note 10 for additional information on the valuation of our contingent consideration obligations.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  Fair Value Measurements (Continued)

Changes in the fair value of our Level 3 contingent consideration obligations during the year ended December 31, 2014 were as follows (in thousands):

Fair value of contingent consideration obligations, January 1, 2014	$213,969
Payments	(60,019)
Present value accretion and adjustments	12,277
Reversal of Method Factory Inc., now known as ACS obligation(1)	(26,321)
Foreign currency adjustments	(235)

Fair value of contingent consideration obligations, December 31, 2014	$139,671

(1)	ACS was divested in October 2014 and, in connection with this transaction, the contingent consideration obligation was terminated. See Note 24.

At December 31, 2014 and 2013, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt were both $3.7 billion at December 31, 2014. The carrying amount and estimated fair value of our long-term debt were $3.8 billion and $3.9 billion, respectively, at December 31, 2013. The estimated fair value of our long-term debt was determined using information derived from available market sources (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future.

(8)  Capital Leases

The following is a schedule of the future minimum lease payments under capital leases, together with the present value of such payments as of December 31, 2014 (in thousands):

2015	$4,241
2016	4,150
2017	2,891
2018	1,546
2019	922
Thereafter	1,051

Total future minimum lease payments	14,801
Less: Imputed interest	—

Present value of future minimum lease payments	14,801
Less: Current portion	(4,241)

$10,560

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  Capital Leases (Continued)

At December 31, 2014, the capitalized amounts of the building, machinery and equipment and computer equipment under capital leases were as follows (in thousands):

Machinery, laboratory equipment and tooling	$31,105
Computer equipment	4,065
Furniture and fixtures	738
Vehicles	144
Leasehold improvements	—

36,052
Less: Accumulated amortization	(11,823)

$24,229

The amortization expense of assets recorded under capital leases is included in depreciation and amortization expense of property, plant and equipment.

(9)  Postretirement Benefit Plans

(a)  Employee Savings Plans

Our company and several of our U.S.-based subsidiaries sponsor various 401(k) savings plans, to which eligible domestic employees may voluntarily contribute a portion of their income, subject to statutory limitations. In addition to the participants’ own contributions to these 401(k) savings plans, we match such contributions up to a designated level. Total matching contributions related to employee savings plans were $9.2 million, $9.4 million and $8.8 million in 2014, 2013 and 2012, respectively.

(b)  U.K. Pension Plans

Our subsidiary in England, Unipath Ltd., or Unipath, has a defined benefit pension plan established for certain of its employees.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Postretirement Benefit Plans (Continued)

Changes in benefit obligations, plan assets, funded status and amounts recognized on the accompanying balance sheet as of and for the years ended December 31, 2014 and 2013, for our Defined Benefit Plan were as follows (in thousands):

	2014	2013
Change in projected benefit obligation
Benefit obligation at beginning of year	$21,572	$18,340
Interest cost	938	754
Actuarial loss	1,830	2,202
Benefits paid	(300)	(232)
Foreign exchange impact	(1,480)	508

Benefit obligation at end of year	$22,560	$21,572
Change in plan assets
Fair value of plan assets at beginning of year	$17,226	$14,043
Actual return on plan assets	1,429	2,084
Employer contribution	953	904
Benefits paid	(300)	(232)
Foreign exchange impact	(1,188)	427

Fair value of plan assets at end of year	$18,120	$17,226

Funded status	$(4,440)	$(4,346)

Accumulated benefit obligation	$22,560	$21,572

The net amounts recognized in the accompanying consolidated balance sheets are shown in current liabilities and were $4.4 million and $4.3 million, respectively, for years ended December 31, 2014 and 2013.

The following represents the amounts recognized in other comprehensive income (loss) for the year ended December 31, 2014:

Amortization of net loss	(267)
Amortization of prior service cost	(438)
New actuarial loss	(1,423)
Foreign exchange impact	2,230

Total	$102

The amortization of prior service cost is expected to be approximately $0.4 million in 2015.

Amounts recognized in accumulated other comprehensive loss for the years ending December 31, 2014 and 2013 are as follows:

	2014	2013
Net actuarial loss	$5,635	$4,846
Prior service cost	3,718	4,404

Net amount recognized	$9,353	$9,250

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Postretirement Benefit Plans (Continued)

The measurement dates used to determine plan assets and benefit obligations for the Defined Benefit Plan were December 31, 2014 and 2013.

The following table provides the weighted-average actuarial assumptions:

	2014	2013
Assumptions used to determine benefit obligations(1):
Discount rate	3.55%	4.40%
Rate of compensation increase	3.85%	4.15%
Assumptions used to determine net periodic benefit cost(2):
Discount rate	4.40%	4.30%
Expected long-term return on plan assets	5.95%	5.15%
Rate of compensation increase	4.15%	3.65%

(1)	The actuarial assumptions used to compute the unfunded status for the plan are based upon information available as of December 31, 2014 and 2013.

(2)	The actuarial assumptions used to compute the net periodic pension benefit cost are based upon the information available as of the beginning of the presented year.

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

The annual net periodic benefit costs of the Defined Benefit Plan are as follows (in thousands):

	2014	2013	2012
Service cost	$—	$—	$—
Interest cost	938	754	742
Expected return on plan assets	(1,022)	(713)	(636)
Amortization of net loss	267	199	114
Amortization of prior service cost	438	416	422
Curtailment loss (gain)	—	—	—

Net periodic benefit cost	$621	$656	$642

The plan assets of the Defined Benefit Plan comprise a mix of stocks and fixed income securities and other investments. At December 31, 2014, these stocks and fixed income securities represented 72% and 28%, respectively, of the market value of the pension assets. We expect to contribute approximately £0.6 million (or $0.9 million at December 31, 2014) to the Defined Benefit Plan in 2015. We expect that the benefits to be paid to plan participants will range between approximately $0.3 million and $0.5 million per year for each of the next five years and that benefits totaling $0.5 million will be paid annually for the five years thereafter.

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

The fair values of our pension plan assets at December 31, 2014 and 2013 by asset category are presented in the following table (Level 2 in the fair value hierarchy).

	Plan Assets at December 31,
Asset Category	2014	2013
Equity securities:
U.K. equities	$6,136	$6,000
Overseas equities	3,105	2,995
U.S. equities	3,631	3,003
Debt securities — corporate bonds	5,048	4,402
Other — cash	200	826

Total plan assets	$18,120	$17,226

The table above presents the fair value of our plan’s assets in accordance with the fair value hierarchy. The pension plan assets are measured using net asset value per share (or its equivalent) and are reported as a Level 2 investment above due to our ability to redeem the investment either at the balance sheet date or within limited time restrictions.

Unipath contributed $0.4 million in 2014, $0.3 million in 2013 and $0.4 million in 2012 to the Defined Contribution Plan, which was recognized as an expense in the accompanying consolidated statement of operations.

(10)  Commitments and Contingencies

(a)  Operating Leases

We have operating lease commitments for certain of our facilities and equipment that expire on various dates through 2019. The following schedule outlines future minimum annual rental payments under these leases at December 31, 2014 (in thousands):

2015	$37,565
2016	31,397
2017	25,389
2018	19,387
2019	15,125
Thereafter	27,135

$155,998

Rent expense relating to operating leases was approximately $48.4 million, $46.0 million and $41.7 million during 2014, 2013 and 2012, respectively. The year-over-year increases in rent expense were the result of new leases entered into during the years.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)  Commitments and Contingencies (Continued)

(b)  Acquisition-related Contingent Consideration Obligations

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

The following table summarizes our contractual contingent purchase price consideration obligations related to certain of our acquisitions, as follows (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of December 31, 2014		Remaining Earn-out Period as of December 31, 2014		Estimated Fair Value as of December 31, 2014	Estimated Fair Value as of December 31, 2013	Payments Made During 2014
TwistDx, Inc.(1)	March 11, 2010	$35,600	$108,624		2015 – 2025	(10)	$41,100	$45,502	$15,403
Ionian Technologies, Inc.(2)	July 12, 2010	$24,500	$50,000		2015		24,500	29,000	7,500
Laboratory Data Systems, Inc.(3)	August 29, 2011	$13,000	$—		—		—	7,400	7,500
Forensics Limited (ROAR)(4)	September 22, 2011	$5,463	$—		—		—	2,484	3,398
ACS(5)	December 9, 2011	$18,900	$—	(11)	—		—	26,900	579
MedApps(6)	July 2, 2012	$13,100	$—		—		—	8,200	11,600
Amedica Biotech, Inc.(7)	July 3, 2012	$8,900	$—		—		—	7,500	8,055
DiagnosisOne, Inc.(8)	July 31, 2012	$22,300	$30,000		2015 – 2017		21,000	26,600	3,000
Epocal(9)	February 1, 2013	$75,000	$65,500		2015 – 2018		47,200	47,200	—
Other	Various	$43,854	$1,600		2015 – 2016		5,871	13,183	2,984

							$139,671	$213,969	$60,019

(1)	The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and product development targets through 2025.
(2)	The terms of the acquisition agreement require us to pay earn-outs upon successfully meeting multiple product development milestones during the five years following the acquisition.
(3)	The terms of the acquisition agreement required us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the twelve-month periods ending June 30, 2012 and 2013.
(4)	The terms of the acquisition agreement required us to pay an earn-out upon successfully meeting certain EBITDA targets during 2012 through 2014.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)  Commitments and Contingencies (Continued)

(5)	The terms of the acquisition agreement required us to pay an earn-out upon successfully meeting certain operational and profit targets during 2012 through 2019. See also (11).
(6)	The terms of the acquisition agreement required us to make earn-out payments upon achievement of certain technological and product development milestones through December 31, 2014.
(7)	The terms of the acquisition agreement required us to make earn-out payments upon successfully meeting certain financial targets during each of the calendar years 2012 and 2013.
(8)	The terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain financial targets within five years of the acquisition date.
(9)	The terms of the acquisition agreement require us to pay earn-outs and management incentive payments upon successfully meeting certain product development and United States Food and Drug Administration regulatory approval milestones from the date of acquisition through December 31, 2018.
(10)	The maximum earn-out period ends on the fifteenth anniversary of the acquisition date.
(11)	The earn-out was comprised of three components, of which two components had an aggregate maximum remaining earn-out potential of $49.4 million. There was no dollar cap on the third earn-out component, however, the earn-out potential was limited to the remaining earn-out period. ACS was divested in October 2014 and these earn-outs were terminated in connection with the divestiture transaction. See Note 24.

(c)  Legal Proceedings

•	Matters Relating to our San Diego Facility

On October 9, 2012, we received a warning letter from the FDA referencing inspectional observations set forth in an FDA Form 483 received in June, 2012. The observations were the result of an inspection of our San Diego facility conducted earlier during 2012 relating to our Alere Triage products, which resulted in two recalls of certain Alere Triage products and revised release specifications for our Alere Triage meter-based products. We have submitted evidence of our completion of most of the actions we committed to in response to the FDA Form 483 and warning letter. In September 2014, as follow up to a further inspection of our San Diego facility, the FDA notified us that this most recent inspection was classified “voluntary action indicated,” meaning that the objectionable conditions or practices found in the inspection do not meet the threshold of significance requiring regulatory action, but that formal close-out of the October 2012 warning letter could not occur until after a future inspection.

In May 2012, we also received a subpoena from the Office of Inspector General of the Department of Health and Human Services, or the OIG, seeking documents relating primarily to the quality control testing and performance characteristics of Alere Triage products. We are cooperating with the OIG and have provided documents in response to the OIG under the subpoena.

We are unable to predict when these matters will be resolved or what further action, if any, the government will take in connection with them.

•	Matters Related to Theft of Laptop

In September 2012, a password-protected laptop containing personally identifiable information of approximately 116,000 patients was stolen from an employee of Alere Home Monitoring, or AHM. On January 24, 2013, a class action complaint was filed in the U.S. District Court for the Northern District of California against AHM, asserting claims for damages and other relief under California state law, including under California’s Confidentiality of Medical Information Act, or CMIA, arising out of this theft.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)  Commitments and Contingencies (Continued)

On October 7, 2014, the class action was dismissed with leave to amend the complaint. On October 28, 2014, an amended complaint was filed, and on November 17, 2014 AHM responded by filing another motion to dismiss. On February 23, 2015, AHM’s motion to dismiss was granted in part, but denied as to the plaintiffs’ amended CMIA claims.

•	Claims in the Ordinary Course and Other Matters

We are not a party to any other pending legal proceedings that we currently believe could have a material adverse impact on our business. However, on December 10, 2014, we and our subsidiary, Avee Laboratories Inc., or Avee, received subpoenas from the United States Attorney for the District of New Jersey seeking marketing materials and other documents relating primarily to billing and marketing practices related to toxicology testing. We are cooperating with the investigation and have begun to provide documents responsive to the subpoenas. Our subsidiary, Arriva Medical, LLC, or Arriva, is also in the process of responding to a Civil Investigative Demand, or CID, from the United States Attorney for the Middle District of Tennessee in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The CID requests patient and billing records. Both investigations are in preliminary stages, and we cannot predict what effect, if any, the investigations, or any resulting claims, could have on Alere or its subsidiaries.

Our diabetes, toxicology and patient self-testing business areas are subject to audit and claims for reimbursement brought in the ordinary course by Zone Program Integrity Contractors, or ZPICs, and Medicare Administrative Contractors, or MACs, to monitor compliance with coverage and reimbursement rules and guidelines under Medicare and Medicaid. These types of audits often lead to determinations that certain claims should not have been paid by Medicare or Medicaid and the programs will seek to recoup or offset amounts they assert have been paid in error.

Our businesses may also be subject at any time to other commercial disputes, consumer product claims, negligence claims or various other lawsuits arising in the ordinary course of business, including infringement, employment or investor matters, and we expect that this will continue to be the case in the future. Such lawsuits or claims generally seek damages or reimbursement, sometimes in substantial amounts.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)  Net Loss Per Common Share

The following tables set forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	2014	2013	2012
Basic and diluted net loss per common share:
Numerator:
Loss from continuing operations	$(167,713)	$(53,399)	$(47,644)
Preferred stock dividends	(21,293)	(21,293)	(21,293)

Loss from continuing operations attributable to common shares	(189,006)	(74,692)	(68,937)
Less: Net income attributable to non-controlling interest	30	976	275

Loss from continuing operations attributable to Alere Inc. and Subsidiaries	(189,036)	(75,668)	(69,212)
Income (loss) from discontinued operations	177,661	(16,879)	(30,263)

Net loss available to common stockholders	$(11,375)	$(92,547)	$(99,475)

Denominator:
Weighted-average common shares outstanding — basic and diluted	82,938	81,542	80,587

Basic and diluted net loss per common share:
Loss from continuing operations attributable to Alere Inc. and Subsidiaries	$(2.28)	$(0.92)	$(0.85)
Income (loss) from discontinued operations	2.14	(0.21)	(0.38)

Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries	$(0.14)	$(1.13)	$(1.23)

The following potential dilutive securities were not included in the calculation of diluted net loss per common share for our continuing operations because the inclusion thereof would be antidilutive (in thousands):

	2014	2013	2012
Denominator:
Options to purchase shares of common stock	7,140	10,879	10,234
Warrants	4	4	4
Conversion shares related to 3% convertible senior subordinated notes	3,411	3,411	3,411
Conversion shares related to subordinated convertible promissory notes	27	27	27
Conversion shares related to Series B convertible preferred stock	10,239	10,239	10,239
Common stock equivalents related to the settlement of a contingent consideration obligation	—	451	—

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	20,821	25,011	23,915

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)  Stockholders’ Equity

(a)  Common Stock

As of December 31, 2014, we had 200.0 million shares of common stock, $0.001 par value, authorized, of which 7.7 million shares were held in treasury and 83.9 million shares were outstanding, 10.2 million shares were reserved for issuance upon grant and exercise of equity awards under current equity compensation plans, 2.1 million shares were reserved for issuance under our employee stock purchase plan and 4,000 shares were reserved for issuance upon exercise of outstanding warrants. We also had shares of common stock reserved for issuance upon conversion of the following securities outstanding on December 31, 2014: $150.0 million in the aggregate principal amount of 3% convertible senior subordinated notes, convertible at $43.98 per share into 3.4 million shares of our common stock; $1.7 million of subordinated convertible promissory notes, convertible at $61.49 per share into 27,647 shares of our common stock; and 1.8 million shares of our Series B convertible preferred stock, with an aggregate liquidation preference of approximately $709.8 million, convertible under certain circumstances at $69.32 per share into 10.2 million shares of our common stock.

(b)  Preferred Stock

As of December 31, 2014, we had 5.0 million shares of preferred stock, $0.001 par value, authorized, of which 2.3 million shares were designated as Series B Convertible Perpetual Preferred Stock, or Series B preferred stock. In connection with our acquisition of Matria, we issued shares of the Series B preferred stock and through June 30, 2011 paid all dividends on outstanding shares of Series B preferred stock in additional shares of Series B preferred stock. Subsequent to June 30, 2011 all dividends on outstanding shares of Series B preferred stock were paid in cash. At December 31, 2014, there were 1.8 million shares of Series B preferred stock outstanding with a fair value of approximately $558.9 million.

Each share of Series B preferred stock, which has a liquidation preference of $400.00 per share, is convertible, at the option of the holder and only upon certain circumstances, into 5.7703 shares of our common stock, plus cash in lieu of fractional shares. The initial conversion price is $69.32 per share, subject to adjustment upon the occurrence of certain events, but will not be adjusted for accumulated and unpaid dividends. Upon a conversion of shares of the Series B preferred stock, we may, at our option, satisfy the entire conversion obligation in cash or through a combination of cash and common stock. Series B preferred stock outstanding at December 31, 2014 would convert into 10.2 million shares of our common stock, which are reserved. There were no conversions as of December 31, 2014.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)  Stockholders’ Equity (Continued)

Each share of Series B preferred stock accrues dividends at $12.00, or 3%, per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing following the first full calendar quarter after the issuance date. Dividends on the Series B preferred stock are cumulative from the date of issuance. For the years ended December 31, 2014, 2013 and 2012, Series B preferred stock dividends amounted to $21.3 million, $21.3 million and $21.3 million respectively, which reduced earnings available to common stockholders for purposes of calculating net loss per common share in each of 2014, 2013 and 2012 (Note 12). Accrued dividends are payable only if declared by our board of directors and, upon conversion by the Series B preferred stockholder, holders will not receive any cash payment representing accumulated dividends. If our board of directors declares a dividend payable, we have the right to pay the dividends in cash, shares of common stock, additional shares of Series B preferred stock or a similar convertible preferred stock or any combination thereof. The Series B preferred stock dividends for each of the years ended December 31, 2014 and 2013 were paid in cash.

The holders of Series B preferred stock have liquidation preferences over the holders of our common stock and other classes of stock, if any, outstanding at the time of liquidation. Upon liquidation, the holders of outstanding Series B preferred stock would receive an amount equal to $400.00 per share of Series B preferred stock, plus any accumulated and unpaid dividends. As of December 31, 2014, the liquidation preference of the outstanding Series B preferred stock was $709.8 million. The holders of the Series B preferred stock have no voting rights, except with respect to matters affecting the Series B preferred stock (including the creation of a senior preferred stock).

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)  Stockholders’ Equity (Continued)

(d)  Stock Options and Awards

In 2010, we adopted the Alere Inc. 2010 Stock Option and Incentive Plan, or the 2010 Plan, which replaced our 2001 Stock Option and Incentive Plan, or the 2001 Plan. The 2010 Plan currently allows for the issuance of up to 9.2 million shares of common stock and other awards. The 2010 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals eligible to receive awards, determines or modifies the terms and conditions of the awards granted, accelerates the vesting schedule of any award and generally administers and interprets the 2010 Plan. The 2010 Plan permits the granting of incentive and nonqualified stock options with terms of up to ten years and the granting of stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards, performance share awards and dividend equivalent rights. The 2010 Plan also generally provides for automatic vesting acceleration of all options, and automatic removal of conditions and restrictions on all restricted stock awards, restricted stock units and performance share awards upon a change in control, as defined by the 2010 Plan. As of December 31, 2014 and 2013, there were 2.8 million and 1.1 million shares, respectively, available for future grant under the 2010 Plan.

The following summarizes all stock option activity during the year ended December 31, 2014 (in thousands, except exercise price):

	Options	Weighted- average Exercise Price
Outstanding at January 1,2014	11,441	$37.66
Granted	1,287	$36.84
Exercised	(1,512)	$28.29
Canceled/expired/forfeited.	(3,852)	$46.68

Outstanding at December 31, 2014	7,364	$34.68

Exercisable at December 31, 2014	4,548	$36.72

The aggregate intrinsic value of the options outstanding at December 31, 2014 was $42.8 million. The aggregate intrinsic value of the options exercisable at December 31, 2014 was $23.9 million. The aggregate intrinsic value of stock options exercised during 2014, 2013 and 2012 was $14.9 million, $4.5 million and $1.3 million, respectively.

On December 30, 2012, we granted a restricted stock unit, or RSU, award to one of our executive employees in the amount of 110,000 units. The RSU award vests over a three-year period, however, if the executive’s employment is involuntarily terminated, without cause, within three years, the RSU award will accelerate and fully vest. The RSU award will also accelerate and fully vest if the executive terminates his employment voluntarily after one year, other than in the presence of facts or circumstances which would constitute cause for termination by us. The fair value of the RSU award is $18.37 per unit, calculated based on the closing market price of our common stock on the date of grant. The aggregate fair value of the RSU award is expensed on a straight-line basis over the recipient’s service requirement completion period of one year. 10,000 of the units underlying the RSU award have vested as of December 31, 2014.

In addition, on August 31, 2014, October 31, 2014 and December 31, 2014, we granted 385,000, 50,000 and 4,000 RSUs, respectively, to various employees. The fair value of the RSU awards was $35.45 on August 31, 2014, $39.97 on October 31, 2014 and $38.00 on December 31, 2014. Vesting is one-third per year for three years. All of these RSU awards were outstanding on December 31, 2014.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)  Stockholders’ Equity (Continued)

Based on equity awards outstanding as of December 31, 2014, there was $47.4 million of unrecognized compensation costs related to unvested share-based compensation arrangements that are expected to vest. Such costs are expected to be recognized over a weighted-average period of 1.42 years.

(e)  Warrants

The following is a summary of all warrant activity during the three years ended December 31, 2014:

	Number of Shares	Exercise Price	Weighted- average Exercise Price
	(in thousands)
Warrants outstanding and exercisable, December 31, 2011	162	$13.54 - $50.00	$14.44
Exercised	(158)	$13.54	$13.54

Warrants outstanding and exercisable, December 31, 2012	4	$$50.00	$50.00
Exercised	—

Warrants outstanding and exercisable, December 31, 2013	4	$50.00	$50.00
Exercised	—

Warrants outstanding and exercisable, December 31, 2014	4	$50.00	$50.00

The following table presents additional information related to warrants outstanding and exercisable at December 31, 2014:

	Outstanding and Exercisable
Exercise Price	Number of Shares	Weighted- average Remaining Contract Life	Weighted- average Exercise Price
	(in thousands)
$50.00	4	1.50	$50.00

The warrants included in the table above were issued in connection with the acquisition of GeneCare. There were no warrants to purchase shares of our common stock outstanding that were issued to officers and directors of our company or entities controlled by these officers and directors at December 31, 2014. All outstanding warrants have been classified in equity.

(f)  Employee Stock Purchase Plan

In 2001, we adopted the 2001 Employee Stock Purchase Plan, under which eligible employees are allowed to purchase shares of our common stock at a discount through periodic payroll deductions. Purchases may occur at the end of every six-month offering period at a purchase price equal to 85% of the market value of our common stock at either the beginning or end of the offering period, whichever is lower. We may issue up to 5.0 million shares of common stock under this plan. At December 31, 2014, 2.9 million shares had been issued under this plan.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively, as follows (in thousands):

	2014	2013	2012
Cost of net revenue	$1,180	$1,126	$1,063
Research and development	(41)	4,053	3,150
Sales and marketing	3,940	3,698	3,464
General and administrative	7,373	12,333	7,988

	12,452	21,210	15,665
Benefit for income taxes	(2,891)	(4,190)	(2,660)

Stock-based compensation, net of tax	$9,561	$17,020	$13,005

In connection with the departure of three of our senior executives, we recorded a reversal of stock-based compensation expense in the amount of $5.6 million during the second quarter of 2014 relating to the termination of their stock option awards following their resignations. Of the $5.6 million reversal, $2.2 million was recorded through research and development and $3.4 million through general and administrative.

For the years ended December 31, 2014, 2013 and 2012, the presentation of our cash flows reports the excess tax benefits from the exercise of stock options as financing cash flows. For the years ended December 31, 2014, 2013 and 2012, excess tax benefits generated from option exercises amounted to $1.0 million, $1.4 million and $0.5 million, respectively.

The following assumptions were used to estimate the fair value of options granted during the years ended December 31, 2014, 2013 and 2012, using a Black-Scholes option-pricing model:

	2014	2013	2012
Risk-free interest rate	1.77%	1.47%	0.83%
Expected dividend yield	—	—	—
Expected life	5.78 years	5.74 years	5.60 years
Expected volatility	36%	42%	42%

The weighted-average fair value under a Black-Scholes option pricing model of options granted to employees during 2014, 2013 and 2012 was $19.55, $15.22 and $7.37 per share, respectively. All options granted during these periods were granted at or above the fair market value on the date of grant.

For the year ended December 31, 2014, we recorded compensation expense of $2.6 million related to our Employee Stock Purchase Plan. The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using a Black-Scholes option pricing model and assumed an expected volatility of 35% and 32%, a risk-free interest rate of 0.09% and 0.06% and an expected life of 181 days and 184 days, for each of the two respective offering periods. The 2014 charge is included in the employee’s respective cost classification in the table above.

For the year ended December 31, 2013, we recorded compensation expense of $2.6 million related to our Employee Stock Purchase Plan. The fair value of the option component of the Employee Stock Purchase Plan shares was estimated at the date of grant using a Black-Scholes option pricing

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Stock-based Compensation (Continued)

model and assumed an expected volatility of 41% and 40%, a risk-free interest rate of 0.12% and 0.09% and an expected life of 181 days and 184 days, for each of the two respective offering periods. The 2013 charge is included in the employee’s respective cost classification in the table above.

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

(14)  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Cumulative Translation Adjustment (Note 2(b))	Pension Liability Adjustment (Note 9(b))	Other(1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$(23,125)	$(6,827)	$(318)	$(30,270)
Period change	54,642	(756)	258	54,144

Balance at December 31, 2012	31,517	(7,583)	(60)	23,874
Period change	(50,166)	(309)	39	(50,436)

Balance at December 31, 2013	(18,649)	(7,892)	(21)	(26,562)
Period change	(166,448)	4	21	(166,423)

Balance at December 31, 2014	$(185,097)	$(7,888)	$0	$(192,985)

(1)	Other represents unrealized gains (losses) on available-for-sale securities and hedging instruments.

(15)  Income Taxes

Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

Continuing Operations:

	2014	2013	2012
United States	$(190,699)	$(186,501)	$(109,541)
Foreign	72,199	80,300	37,164

	$(118,500)	$(106,201)	$(72,377)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  Income Taxes (Continued)

Discontinued Operations:

	2014	2013	2012
United States	$511	$(27,831)	$(49,094)
Foreign	(2,626)	—	—

	$(2,115)	$(27,831)	$(49,094)

Our primary temporary differences that give rise to deferred tax assets and liabilities are net operating loss, or NOL, carryforwards, capital loss carryforwards, tax credit carryforwards, nondeductible reserves and accruals and outside basis differences, differences in basis of the tangible and intangible assets. The income tax effects of these temporary differences, inclusive of discontinued operations, are as follows (in thousands):

	2014	2013
Deferred tax assets:
NOL and capital loss carryforwards	$132,049	$137,178
Outside basis differences	210,133	—
Tax credit carryforwards	128,506	70,357
Nondeductible reserves	41,850	33,846
Nondeductible accruals	39,242	44,023
Difference between book and tax bases of tangible assets	1,895	989
Difference between book and tax bases of intangible assets	31,570	25,484
Deferred revenue	8,308	8,399
All other	23,467	32,669

Gross deferred tax assets	617,020	352,945
Less: Valuation allowance	(240,287)	(83,591)

Total deferred tax assets	376,733	269,354

Deferred tax liabilities:
Difference between book and tax bases of tangible assets	41,749	54,436
Difference between book and tax bases of intangible assets	368,011	442,729
Debt	14,309	18,041
Other	18,282	15,365

Total deferred tax liabilities	442,351	530,571

Net deferred tax liabilities	$65,618	$261,217

Reported as:
Deferred tax assets, current portion	$146,812	$48,085
Deferred tax assets, long-term	9,812	7,959
Deferred tax liabilities, current portion	(17)	(616)
Deferred tax liabilities, long-term	(215,274)	(293,370)
Assets held for sale	(6,951)	(23,275)

Net deferred tax liabilities	$(65,618)	$(261,217)

As of December 31, 2014, we recorded a deferred tax asset for tax over book outside basis differences related to our health management business due to the anticipated reversal of this deferred tax asset in the foreseeable future. A portion of this deferred tax asset is expected to be capital in nature and,

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  Income Taxes (Continued)

therefore, a valuation allowance was recorded against this portion of the deferred tax asset as it is not more likely than not that these deferred tax assets will be realized.

As of December 31, 2014, we had $46.9 million of federal NOL carryforwards, $740.2 million of state NOL carryforwards and $244.8 million of foreign NOL and foreign capital loss carryforwards, which either expire on various dates through 2034 or can be carried forward indefinitely. As of December 31, 2014, we had $128.5 million of federal and state research and development and U.S. foreign tax credit carryforwards which either expire on various dates through 2034 or can be carried forward indefinitely. These loss and tax credit carryforwards may be available to reduce future federal, state and foreign taxable income and taxes, if any, and are subject to review and possible adjustment by the appropriate tax authorities. Internal Revenue Service, or IRS, Code Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of certain ownership changes multiplied by the long-term tax exempt rate. Our federal NOLs are subject to various Section 382 limitations, however, we forecast we will fully utilize the NOLs before their expiration. Section 383 imposes an annual limitation on the use of credits to an amount equal to the value of the company at the time of certain ownership changes multiplied by the long-term tax exempt rate. Our federal credits are subject to various Section 383 limitations. State and foreign losses and credits may be subject to similar limitations based on local provisions.

During the year ended December 31, 2014, the provision for income taxes included a provision of $66.7 million primarily related to the establishment of a valuation allowance against deferred tax assets associated with our U.S. foreign tax credit carryforwards. This valuation allowance was established as it is more likely than not that these deferred tax assets will not be realized. This decision was based on the weight of all available positive and negative evidence that existed at December 31, 2014.

We recorded a valuation allowance of $240.3 million as of December 31, 2014 due to uncertainties related to the future benefits and realization of our deferred tax assets related primarily to U.S. foreign tax credits outside basis differences, certain state and foreign attributes carryforward. This is an increase of $155.8 million from the valuation allowance of $84.5 million as of December 31, 2013. The increase is primarily related to changes in our assessment related to U.S. foreign tax credits and outside basis differences. The valuation allowance is based on the weight of available positive and negative evidence, including our estimates of future income by the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance, which could materially impact our tax provision.

Our two China-based manufacturing subsidiaries qualified for a reduced income tax rate in 2013 and 2012. Both Chinese entities qualified for a reduced rate of 15% as high technology status companies, but the status expired in 2014. Neither Chinese entity qualified for high technology status in 2014, therefore, the current and deferred tax rate for these two entities has been increased to 25%. The prescribed statutory rate for 2014, 2013 and 2012 is 25%. The reduced rate for 2013 and 2012 under the high technology status is 15%. The reduced tax rate resulted in a current tax expense of $1.4 million and $1.0 million in 2013 and 2012, respectively. In the absence of the reduced rate, a tax rate of 25% would have applied and would have resulted in a tax expense of approximately $2.4 million in 2013 and $1.7 million in 2012. The tax benefit of this rate change was $1.0 million and $0.7 million for 2013 and 2012, respectively. The earnings per common share effect of the reduced tax rate was $0.01 and $0.01 for 2013 and 2012, respectively.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  Income Taxes (Continued)

In December 2014, our Swiss subsidiary declared and paid a dividend of $43.5 million to its U.S. parent for which we recorded estimated tax liabilities. The U.S. taxation of the dividend depends on the amount of available earnings and profits at the Swiss subsidiary, the calculation of which involves reviewing numerous tax computations and intercompany transactions, and estimates for certain portions of the calculation. Actual results could differ from such estimates under different assumptions or conditions.

The estimated amount of undistributed earnings of our foreign subsidiaries is $294.8 million at December 31, 2014. No amount for U.S. income tax has been provided on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested. In the event of distribution of those earnings we would be subject to both U.S. income and foreign withholding taxes, subject to possible offset by U.S. foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with this hypothetical calculation.

The following table presents the components of our provision (benefit) for income taxes (in thousands) for continuing operations:

	2014	2013	2012
Current:
Federal	$33,653	$10,240	$8,822
State	570	53	9,189
Foreign	44,445	52,359	32,955

	78,668	62,652	50,966

Deferred:
Federal	10,406	(71,059)	(41,014)
State	(6,628)	2,776	(10,905)
Foreign	(15,724)	(29,728)	(11,189)

	(11,946)	(98,011)	(63,108)

Total provision (benefit) for income taxes	$66,722	$(35,359)	$(12,142)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  Income Taxes (Continued)

The following table presents the components of our provision (benefit) for income taxes (in thousands) for discontinued operations:

	2014	2013	2012
Current:
Federal	$5,313	$(4,716)	$2,972
State	835	(599)	311
Foreign	206	—	—

	6,354	(5,315)	3,283

Deferred:
Federal	(159,148)	(3,963)	(17,932)
State	(26,982)	(1,674)	(4,182)
Foreign	—	—	—

	(186,130)	(5,637)	(22,114)

Total provision (benefit) for income taxes	$(179,776)	$(10,952)	$(18,831)

The following table presents a reconciliation from the U.S. statutory tax rate to our effective tax rate:

	2014	2013	2012
Statutory rate	35%	35%	35%
Stock-based compensation	(1)	(3)	(4)
Rate differential on foreign earnings	3	5	(4)
Impact of foreign inclusion	(3)	(5)	—
U.S. federal research and development credit	1	3	1
State income taxes, net of federal benefit	3	(2)	2
Acquisition costs	—	—	(3)
Contingent consideration	(3)	(3)	10
Rate changes	—	6	(3)
Return to provision	20	3	3
Other permanent items	5	2	(2)
Section 199 deduction	1	2	—
Bargain purchase	—	3	—
Change in valuation allowance	(97)	(7)	(14)
Foreign dividends, net	(2)	(3)	—
Uncertain tax positions	(18)	(2)	(5)

Effective tax rate	(56)%	34%	16%

The impact on the rate in 2012 through 2014 relating to contingent consideration is due to fair value accounting used for contingent consideration on stock acquisitions with no corresponding basis for tax purposes.

Change in valuation allowances primarily relates to an increase in the valuation allowance attributable to U.S. foreign tax credits and outside basis differences, as well as state and foreign losses where it is not more likely than not that these will be realized.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  Income Taxes (Continued)

During the year ended December 31, 2014, we increased the gross liability for income taxes associated with uncertain tax positions by $21.8 million to a total of $55.5 million at December 31, 2014. The primary reason for the increase relates to certain tax return positions on prior year returns. The decrease primarily relates to the effective settlement of states and foreign audits.

Included in the balance of unrecognized tax benefits as of December 31, 2014 is $49.5 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2014 is $6.0 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes.

We classify $48.7 million of income tax liabilities as non-current income tax liabilities and $6.8 million as long-term deferred tax liabilities which are recorded in other long-term liabilities on our consolidated balance sheet at December 31, 2014. We do not anticipate material increases or decreases to our unrecognized tax benefits over the next twelve-month period.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions excluding interest and penalties is as follows (in thousands):

Amount
Balance as of January 1, 2012	$9,531
Previously recorded tax reserves not included in disclosure	6,236
Additions for tax positions in current and prior year acquisitions	1,852
Additions for tax positions taken during current year	2,922
Reductions for tax positions taken during prior years	(208)
Reductions for tax positions in current and prior year acquisitions	—
Expiration of statutes of limitations or closure of tax audits	(1,328)

Balance as of December 31, 2012	19,005
Previously recorded tax reserves not included in disclosure	600
Additions for tax positions in current and prior year acquisitions	—
Additions for tax positions taken during current year	7,211
Reductions for tax positions taken during prior years	(900)
Reductions for tax positions in current and prior year acquisitions	—
Expiration of statutes of limitations or closure of tax audits	—

Balance as of December 31, 2013	25,916
Previously recorded tax reserves not included in disclosure	7,788
Additions for tax positions in current and prior year acquisitions	22,831
Additions for tax positions taken during current year	2,909
Reductions for tax positions taken during prior years	(3,966)
Reductions for tax positions in current and prior year acquisitions	—
Expiration of statutes of limitations or closure of tax audits	—

Balance as of December 31, 2014	$55,478

Interest and penalties related to income tax liabilities are included in income tax expense. The gross interest and penalties recorded in 2014, 2013 and 2012 amounted to $1.1 million, $1.3 million and $0.5 million, respectively. The net balance of accrued interest and penalties recorded on the consolidated balance sheet at December 31, 2014, 2013 and 2012 was $2.4 million, $1.9 million and $0.4 million, respectively.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  Income Taxes (Continued)

We are subject to federal, state and foreign income tax audits by tax authorities for our open years which include 2007 through present. We are currently under income tax examination by a number of state and foreign tax authorities. We cannot currently estimate the impact of these audits due to the uncertainties associated with tax examinations. Management does not expect material changes in tax position as a result of these ongoing audits.

In December 2014, the Tax Increase Prevention Act retroactively extended the federal research and development credit from January 1, 2014 through December 31, 2014. As a result, we recognized the retroactive benefit of the 2014 federal research and development credit of approximately $1.4 million as a discrete item in the fourth quarter of 2014, the period in which the legislation was enacted.

(16)  Financial Information by Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. Our reportable operating segments are professional diagnostics, patient self-testing, consumer diagnostics and corporate and other. Our operating results include license and royalty revenue which are allocated to professional diagnostics and consumer diagnostics on the basis of the original license or royalty agreement.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)  Financial Information by Segment (Continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating income. Revenues are attributed to geographic areas based on where the customer is located. Segment information for 2014, 2013 and 2012 is as follows (in thousands):

2014	Professional Diagnostics	Patient Self-testing	Consumer Diagnostics	Corporate and Other	Total
Net revenue	$2,339,639	$137,096	$109,955	$—	$2,586,690
Operating income (loss)	$164,015	$(1,363)	$21,389	$(90,617)	$93,424
Depreciation and amortization	$312,077	$19,189	$1,112	$3,455	$335,833
Restructuring charge	$44,273	$188	$—	$14,235	$58,696
Stock-based compensation	$—	$—	$—	$12,452	$12,452
Assets	$5,850,601	$476,264	$216,451	$174,725	$6,718,041
Expenditures for property, plant and equipment	$75,435	$9,708	$3,360	$25,622	$114,125

2013	Professional Diagnostics	Patient Self-testing	Consumer Diagnostics	Corporate and Other	Total
Net revenue	$2,391,137	$123,647	$105,078	$—	$2,619,862
Operating income (loss)	$256,087	$(17,349)	$12,122	$(90,456)	$160,404
Depreciation and amortization	$348,635	$20,374	$4,330	$1,134	$374,473
Restructuring charge	$12,606	$1,584	$—	$—	$14,190
Stock-based compensation	$—	$—	$—	$21,210	$21,210
Assets	$5,744,734	$504,645	$197,458	$613,977	$7,060,814
Expenditures for property, plant and equipment	$86,415	$1,942	$1,645	$10,795	$100,797

2012	Professional Diagnostics	Patient Self-testing	Consumer Diagnostics	Corporate and Other	Total
Net revenue	$2,189,892	$109,723	$93,511	$—	$2,393,126
Operating income (loss)	$243,080	$(25,681)	$12,707	$(73,223)	$156,883
Depreciation and amortization	$355,957	$23,480	$3,455	$1,008	$383,900
Restructuring charge	$11,124	$(80)	$—	$(2)	$11,042
Stock-based compensation	$—	$—	$—	$15,665	$15,665
Assets	$6,214,847	$593,172	$192,748	$67,161	$7,067,928
Expenditures for property, plant and equipment	$90,568	$13,664	$2,823	$2,042	$109,097

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)  Financial Information by Segment (Continued)

The following tables summarize our net revenue from the professional diagnostics and patient self-testing reporting segments by groups of similar products and services for 2014, 2013 and 2012 (in thousands):

Professional Diagnostics Segment

	2014	2013	2012
Infectious disease	$710,514	$723,213	$615,950
Toxicology	627,755	632,727	587,261
Cardiometabolic	441,582	463,281	503,534
Diabetes	197,476	225,488	144,441
Other	342,574	321,495	314,030

Professional diagnostics net product sales and services revenue	2,319,901	2,366,204	2,165,216
License and royalty revenue	19,738	24,933	24,676

Professional diagnostics net revenue	$2,339,639	$2,391,137	$2,189,892

Patient Self-testing Segment

	2014	2013	2012
Patient self-testing services	$116,779	$102,919	$90,088
Other	20,317	20,728	19,635

Patient self-testing services net revenue	$137,096	$123,647	$109,723

As a result of the sales of our health management business in January 2015 and ACS in October 2014, our former health information solutions segment, now referred to as our patient self-testing segment, consists primarily of our Alere Home Monitoring patient self-testing services.

The following tables summarize our net revenue by geographic area for 2014, 2013 and 2012, respectively, and our long-lived tangible assets by geographic area as of December 31, 2014 and 2013, respectively (in thousands):

	2014	2013	2012
Revenue by Geographic Area:
United States	$1,363,886	$1,449,245	$1,299,066
Europe	531,784	509,644	483,857
Elsewhere(1)	691,020	660,973	610,203

	$2,586,690	$2,619,862	$2,393,126

(1)	Includes, among many others, the following countries: China, India, Japan, South Korea, Brazil, Canada, and Australia.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)  Financial Information by Segment (Continued)

	December 31,
	2014	2013
Long-lived Tangible Assets by Geographic Area:
United States	$254,928	$229,391
United Kingdom	28,092	39,599
China	29,505	30,285
Elsewhere(1)	144,242	168,957

	$456,767	$468,232

(1)	Includes, among many others, the following countries: Germany, Norway, South Korea, Canada, and Brazil.

(17)  Other Arrangements

In September 2014, we entered into a contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority (BARDA) to develop diagnostic countermeasures for pandemic influenza. Under the terms of the 3.5 year contract, BARDA will provide up to $12.9 million to us to support the development of a rapid, molecular, low-cost influenza diagnostic device with PCR-like performance at the point-of-care. The project is designed to help support future preparedness and medical response to an influenza pandemic. Funding from BARDA is subject to successful completion of various interim feasibility and development milestones as defined in the agreement. As of December 31, 2014, we had incurred $0.4 million of qualified expenditures under the contract, for which we had received cash reimbursement from BARDA in the amount of $0.1 million, and $0.3 million was recorded as a receivable as of this date. Reimbursements of qualified expenditures under this contract are recorded as a reduction of our related qualified research and development expenditures.

In February 2013, we entered into an agreement with the Bill and Melinda Gates Foundation, or the Gates Foundation, whereby we were awarded a grant by the Gates Foundation in the amount of $21.6 million to support the development and commercialization of a validated, low-cost, nucleic-acid assay for clinical Tuberculosis, or TB, detection and drug-resistance test cartridges and adaptation of an analyzer platform capable of operation in rudimentary laboratories in low-resource settings. In connection with this agreement, we also entered into a loan agreement with the Gates Foundation, or the Gates Loan Agreement, which provides for the making of subordinated term loans by the Gates Foundation to us from time to time, subject to the achievement of certain milestones, in an aggregate principal amount of up to $20.6 million. Funding under the Gates Loan Agreement will be used in connection with the purchase of equipment for an automated high-throughput manufacturing line and other uses as necessary for the manufacture of the TB and HIV-related products. All loans under the Gates Loan Agreement are evidenced by promissory notes that we have executed and delivered to the Gates Foundation, bear interest at the rate of 3% per annum and, except to the extent earlier repaid by us, mature and are required to be repaid in full on December 31, 2019. As of December 31, 2014, we had borrowed no amounts under the Gates Loan Agreement. As of December 31, 2014, we had received approximately $17.4 million in grant-related funding from the Gates Foundation, which was recorded as restricted cash and deferred grant funding. The deferred grant funding is classified within accrued expenses and other current liabilities on our accompanying consolidated balance sheet. As qualified expenditures are incurred under the terms of the grant, we use the deferred funding to recognize a reduction of our related qualified research and development expenditures. For the year ended December 31, 2014, we incurred approximately $9.5 million of qualified expenditures, for which we reduced our deferred grant funding balance and recorded an offset to our research and

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)  Other Arrangements (Continued)

development expenses. For the year ended December 31, 2013, we incurred approximately $6.6 million of qualified expenditures, for which we reduced our deferred grant funding balance and recorded an offset to our research and development expenses.

(18)  Related Party Transactions

(a)  Divestiture of ACS Companies

On October 10, 2014, we completed the sale of our ACS subsidiary to ACS Acquisition, LLC (the “Purchaser”), pursuant to the terms of a Membership Interest Purchase Agreement with the Purchaser and Sumit Nagpal. In connection with the sale of ACS, we also agreed to sell our subsidiary Wellogic ME FZ – LLC (“Wellogic,” together with ACS, the “ACS Companies”) to the Purchaser, subject to the satisfaction of routine requirements of Dubai law relating to the transfer of equity. See Note 24.

Mr. Nagpal is a director of Wellogic and served as the chief executive officer and a director of ACS until his resignation on September 2, 2014. Mr. Nagpal was also the owner of Method Factory, Inc., the company that sold the business and assets of ACS to Alere in 2011 and that sold Wellogic to Alere in 2012.

(b)  SPD Joint Venture

In May 2007, we completed the formation of SPD Swiss Precision Diagnostics GmbH, or SPD, our 50/50 joint venture with Procter & Gamble, or P&G, for the development, manufacturing, marketing and sale of existing and to-be-developed consumer diagnostic products, outside the cardiometabolic, diabetes and oral care fields. Upon completion of the arrangement to form the joint venture, we ceased to consolidate the operating results of our consumer diagnostic products business related to the joint venture and instead account for our 50% interest in the results of the joint venture under the equity method of accounting.

We had a net payable to SPD of $4.0 million as of December 31, 2014 and a net receivable from SPD of $2.1 million as of December 31, 2013. Included in the $4.0 million payable balance as of December 31, 2014 is a receivable of approximately $1.6 million for costs incurred in connection with our 2008 SPD-related restructuring plans. Included in the $2.1 million receivable balance as of December 31, 2013 is approximately $1.8 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $10.9 million and $13.2 million as of December 31, 2014 and 2013, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the formation of the joint venture was completed have been classified as other receivables within prepaid and other current assets on our consolidated balance sheets in the amount of $9.6 million and $12.4 million as of December 31, 2014 and 2013, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $83.2 million, $78.0 million and $63.6 million during the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $1.3 million, $1.3 million and $1.1 million during the years ended December 31, 2014, 2013 and 2012, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)  Related Party Transactions (Continued)

Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, a portion of the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $10.5 million and $9.4 million of trade receivables which are included in accounts receivable on our consolidated balance sheets as of December 31, 2014 and 2013, respectively, and $30.8 million and $18.8 million of trade accounts payable which are included in accounts payable on our consolidated balance sheets as of December 31, 2014 and 2013, respectively. During 2013, we received $28.0 million in cash from SPD as a return of capital.

The following table summarizes our related party balances with SPD within our consolidated balance sheets (in thousands):

Balance Sheet Caption	As of December 31,
	2014	2013
Accounts receivable, net of allowances	$10,465	$11,510
Prepaid expenses and other current assets	$9,635	$12,417
Deferred financing costs, net, and other non-current assets	$10,875	$13,249
Accounts payable	$34,816	$18,811

(c)  Entrustment Loan Arrangement with SPD Shanghai

Alere (Shanghai) Diagnostics Co., Ltd., or Alere Shanghai, and SPD Trading (Shanghai) Co., Ltd., or SPD Shanghai, entered into an entrustment loan arrangement for a maximum of CNY 23 million (approximately $3.8 million at December 31, 2014), in order to finance the latter’s short-term working capital needs, with the Royal Bank of Scotland (China) Co., Ltd. Shanghai Branch, or RBS. The agreement governs the setting up of an Entrustment Loan Account with RBS, into which Alere Shanghai deposits certain monies. This restricted cash account provides a guarantee to RBS of amounts borrowed from RBS by SPD Shanghai. The Alere Shanghai RBS account is recorded as restricted cash on Alere Shanghai’s balance sheet and amounted to $1.7 million at December 31, 2014.

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

	Balance at Beginning of Period	Provision	Amounts Charged Against Reserves	Balance at End of Period
Year ended December 31, 2012	$15,485	$39,206	$(24,618)	$30,073
Year ended December 31, 2013	$30,073	$65,643	$(26,570)	$69,146
Year ended December 31, 2014	$69,146	$42,477	$(35,460)	$76,163

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)  Valuation and Qualifying Accounts (Continued)

We have established reserves against obsolete and slow-moving inventories. The activity in the table below includes all inventory reserves. Provisions for obsolete and slow-moving inventories are recorded as a component of cost of net product sales. The following table sets forth activities in our inventory reserve accounts (in thousands):

	Balance at Beginning of Period	Provision	Amounts Charged Against Reserves	Balance at End of Period
Year ended December 31, 2012	$13,609	$13,587	$(5,374)	$21,822
Year ended December 31, 2013	$21,822	$3,286	$(3,671)	$21,437
Year ended December 31, 2014	$21,437	$12,818	$(6,907)	$27,348

We have established a valuation allowance against our deferred tax assets based on the weight of available positive and negative evidence, including our estimates of future income by the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. The following table sets forth activities in our deferred tax accounts (in thousands):

	Balance at Beginning of Period	Additions (Reversals)	Amounts Charged Against Other Accounts	Balance at End of Period
Year ended December 31, 2012	$51,579	$20,518	$(3,541)	$68,556
Year ended December 31, 2013	$68,555	$12,689	$3,260	$84,504
Year ended December 31, 2014	$84,505	$154,917	$865	$240,287

(20)  Restructuring Activities

The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Statement of Operations Caption	2014	2013	2012
Cost of net revenue	$11,760	$6,145	$2,330
Research and development	9,800	1,795	1,278
Sales and marketing	11,350	1,550	2,075
General and administrative	25,786	4,953	5,489

Total operating expenses	58,696	14,443	11,172
Interest expense, including amortization of original issue discounts and deferred financing costs	42	58	132

Total charges	$58,738	$14,501	$11,304

(a)  2014 Restructuring Plans

In 2014, management developed world-wide cost reduction plans to reduce costs and improve operational efficiencies within our professional diagnostics, patient self-testing and corporate and other business segments, primarily impacting our global sales and marketing, information technology, and research and development groups, as well as closing certain business locations in Europe and Asia.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)  Restructuring Activities (Continued)

The following table summarizes the restructuring activities related to our 2014 restructuring plans for the year ended December 31, 2014 (in thousands):

	Professional Diagnostics	Patient Self-testing	Corporate and Other	Total
Severance-related costs	$27,618	$188	$2,901	$30,707
Facility and transition costs	3,460	—	11,335	14,795

Cash charges	31,078	188	14,236	45,502
Fixed asset and inventory impairments	10,952	—	—	10,952

Total charges	$42,030	$188	$14,236	$56,454

We anticipate incurring approximately $14.0 million in additional costs under our 2014 restructuring plans related to our professional diagnostics business segment, including in connection with the closure of our facility in Israel and several locations in Europe. We do not anticipate incurring significant additional costs under our existing 2014 restructuring plans relating to our corporate and other and patient self-testing business segments. As of December 31, 2014, $13.8 million in severance and transition costs arising under our 2014 restructuring plans remain unpaid.

(b)  2013 Restructuring Plans

In 2013, management developed cost reduction plans within our professional diagnostics business and patient self-testing business segments, impacting businesses in our U.S., Europe and Asia Pacific regions. The following tables summarize the restructuring activities in our professional diagnostics and patient self-testing business segments related to our 2013 restructuring plans for the years ended December 31, 2014 and 2013 and since inception (in thousands):

Professional Diagnostics	2014	2013	Since Inception
Severance-related costs	$1,167	$7,126	$8,293
Facility and transition costs	614	2,581	3,195

Cash charges	1,781	9,707	11,488
Fixed asset and inventory impairments	39	743	782

Total charges	$1,820	$10,450	$12,270

Patient Self-testing	2014	2013	Since Inception
Severance-related costs	$—	$88	$88
Facility and transition costs	—	241	241

Cash charges	—	329	329
Fixed asset and inventory impairments	—	800	800

Total charges	$—	$1,129	$1,129

We do not anticipate incurring significant additional costs under our 2013 restructuring plans related to our professional diagnostics and patient self-testing business segments. As of December 31, 2014, $0.3 million in severance and facility costs arising under our 2013 restructuring plans remain unpaid.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)  Restructuring Activities (Continued)

(c)  Restructuring Plans Prior to 2013

In 2012, management developed cost reduction plans within our professional diagnostics business segment, including the integration of our businesses in Brazil, Europe and the United States. Additionally, management developed new plans to continue our efforts to reduce costs within our patient self-testing business segment.

In 2011, management also developed plans within our professional diagnostics business segment to consolidate operating activities among certain of our U.S., European and Asia Pacific subsidiaries, including transferring the manufacturing of our Panbio products from Australia to our Standard Diagnostics facility in South Korea and eliminating redundant costs among our newly-acquired Axis-Shield subsidiaries. Additionally, within our patient self-testing business segment, management executed plans to transfer the majority of our Quality Assured Services, Inc. operation in Orlando, Florida to our facility in Livermore, California.

In 2008, management developed and initiated plans to transition the business of Cholestech to our San Diego, California facility, which impacted our professional diagnostics business segment.

The following table summarizes the restructuring activities related to our active 2012, 2011 and 2008 restructuring plans for the years ended December 31, 2014, 2013, 2012 and since inception (in thousands):

Professional Diagnostics	2014	2013	2012	Since Inception
Severance-related costs (recoveries)	$98	$(253)	$7,874	$24,290
Facility and transition costs	324	1,416	2,240	9,086
Other exit costs	42	58	132	798

Cash charges	464	1,221	10,246	34,174
Fixed asset and inventory impairments	—	308	1,008	6,922
Intangible asset impairments	—	686	—	686
Other non-cash charges	—	—	—	64

Total charges	$464	$2,215	$11,254	$41,846

Patient Self-testing	2014	2013	2012	Since Inception
Severance-related costs	$—	$707	$715	$2,120
Facility and transition costs (recoveries)	—	—	(750)	1,837

Cash charges (recoveries)	—	707	(35)	3,957
Fixed asset and inventory impairments	—	—	85	145
Other non-cash recoveries	—	—	—	(51)

Total charges	$—	$707	$50	$4,051

We do not anticipate incurring significant additional costs under these plans related to our professional diagnostics and patient self-testing business segments. As of December 31, 2014, $0.7 million in cash charges remain unpaid, primarily related to facility lease obligations, which are anticipated to continue through 2017.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)  Restructuring Activities (Continued)

(d)  Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $14.2 million is included in accrued expenses and other current liabilities and $0.5 million is included in other long-term liabilities on our consolidated balance sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2011	$3,171	$1,863	$366	$5,400
Cash charges	8,589	1,490	132	10,211
Payments	(9,735)	(3,113)	(83)	(12,931)
Currency adjustments	(14)	16	—	2

Balance, December 31, 2012	2,011	256	415	2,682
Cash charges	7,668	4,238	58	11,964
Payments	(8,573)	(2,725)	(106)	(11,404)
Currency adjustments	(114)	12	—	(102)

Balance, December 31, 2013	992	1,781	367	3,140
Cash charges	31,972	15,733	42	47,747
Payments	(27,394)	(7,345)	(119)	(34,858)
Currency adjustments	(980)	(301)	—	(1,281)

Balance, December 31, 2014	$4,590	$9,868	$290	$14,748

(21)  Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with Accounting Standards Codification, or ASC, 323, Investments — Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a)  SPD

We recorded earnings of $16.2 million, $15.0 million and $10.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods.

(b)  TechLab

We own 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic-associated diarrhea and parasitology. We recorded earnings of $1.6 million, $2.0 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, in equity earnings of unconsolidated entities, net of tax, in our consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21)  Equity Investments (Continued)

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

Combined Condensed Results of Operations:

	For The Years Ended December 31,
	2014	2013	2012
Net revenue	$211,370	$203,115	$212,955

Gross profit	$160,192	$152,698	$139,694

Net income after taxes	$35,646	$34,079	$26,056

Combined Condensed Balance Sheets:

	As of December 31,
	2014	2013
Current assets	$90,546	$63,985
Non-current assets	33,697	38,541

Total assets	$124,243	$102,526

Current liabilities	$35,954	$38,053
Non-current liabilities	5,884	6,175

Total liabilities	$41,838	$44,228

(22)  Impairment and Gain (Loss) on Dispositions, Net

In December 2014, our management decided to close our Alere Connect, LLC subsidiary located in Scottsdale, Arizona. In connection with this decision, we recorded an impairment charge of $10.8 million, including write-offs of intangible assets of $7.3 million, inventories of $1.6 million and other assets of $0.5 million, and an accrual for divestiture-related commitments of $1.4 million.

In November 2014, we sold BioNote to the former owner of that company who was also its Chief Executive Officer while it was owned by Alere. We received cash consideration of KRW 48 billion (approximately $43.2 million at the date of disposition), resulting in a gain on disposition of $6.5 million.

In October 2014, we sold our subsidiary Mologic Ltd., located in the United Kingdom, to former owners of the company who were also members of management while it was owned by Alere. The consideration received was nominal, resulting in a loss on disposition of $2.8 million.

In April 2014, we sold the Glucostabilizer business of Alere Informatics, Inc., which was part of our professional diagnostics reporting unit and business segment, to Medical Decision Network, LLC, or MDN, for $1.1 million in cash proceeds and a $1.5 million note receivable, which we fully reserved for based on our assessment of collectability. As a result of this transaction, we recorded a loss on disposition of $0.6 million during the year ended December 31, 2014.

The financial results for the above businesses are immaterial to our consolidated financial results.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22)  Impairment and Gain (Loss) on Dispositions, Net (Continued)

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

(23)  Supplemental Cash Flow Information

Cash Paid for Interest and Income Taxes:

During 2014, 2013 and 2012, we made cash payments for interest totaling $102.3 million, $206.3 million and $205.0 million, respectively.

During 2014, 2013 and 2012, total net cash paid for income taxes was $58.8 million, $49.1 million and $31.9 million, respectively.

During 2012, we issued shares of our common stock in connection with the settlement of an acquisition-related contingent consideration obligation (dollars in thousands):

	Common Stock Issued
Contingent Consideration Obligation	Number of Shares	Fair Value of Shares
Mologic	66,666	$1,243

(24)  Discontinued Operations

On October 10, 2014, we completed the sale of our ACS subsidiary to ACS Acquisition, LLC (the “Purchaser”), pursuant to the terms of a Membership Interest Purchase Agreement with the Purchaser and Sumit Nagpal. In connection with the sale of ACS, we also agreed to sell our subsidiary Wellogic ME FZ – LLC (“Wellogic,” together with ACS, the “ACS Companies”) to the Purchaser, subject to the satisfaction of routine requirements of Dubai law relating to the transfer of equity. The ACS Companies were included in our patient self-testing segment. The purchase price for the ACS Companies consisted of cash proceeds of $2.00 at closing and contingent consideration of up to an aggregate of $7.0 million, consisting of (i) payments based on the gross revenues of the ACS Companies, (ii) payments to be made in connection with financing transactions by the Purchaser or the ACS Companies and (iii) payments to be made in connection with a sale by the Purchaser of the ACS Companies. In connection with the sale, we agreed to reimburse the Purchaser for up to $750,000 of the Purchaser’s and the ACS Companies’ transitional expenses. We accounted for our divestiture of the ACS Companies in accordance with ASC 205, Presentation of Financial Statements. See Note 2.

On January 9, 2015, we completed the sale of our health management business to OptumHealth Care Solutions for a purchase price of approximately $600.1 million, subject to a customary post-

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24)  Discontinued Operations (Continued)

closing working capital adjustment. We used the net cash proceeds of the sale to repay $575.0 million in aggregate principal amount of outstanding indebtedness under our senior secured credit facility.

We accounted for our divestiture of the health management business in accordance with ASU No. 2014-08. See Note 2. The following assets and liabilities associated with the health management business have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated balance sheets as of December 31, 2014 and 2013, respectively (in thousands):

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$23,300	$6,477
Restricted cash	361	2,915
Accounts receivable, net of allowances of $5,882 and $7,497 at December 31, 2014 and 2013, respectively	50,902	59,337
Inventories, net	1,656	2,018
Deferred tax assets – current	6,939	12,604
Prepaid expenses and other current assets	3,857	6,074
Property, plant and equipment, net	57,595	76,932
Goodwill	74,015	77,173
Finite-lived intangible assets, net	82,428	127,185
Deferred tax assets – non-current	3,347	—
Other non-current assets	2,465	576

Total assets held for sale	$306,865	$371,291

Liabilities
Current portion of capital lease obligations	$799	$893
Accounts payable	5,654	7,806
Accrued expenses and other current liabilities	32,822	88,800
Capital lease obligations, net of current portion	365	1,165
Deferred tax liabilities – non-current	19,362	35,879
Other long-term liabilities	11,750	38,256

Total liabilities related to assets held for sale	$70,752	$172,799

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24)  Discontinued Operations (Continued)

The following summarized financial information related to the businesses of the ACS Companies and health management business, which were previously included in our patient self-testing reporting segment, has been segregated from continuing operations and has been reported as discontinued operations in our consolidated statements of operations (in thousands):

	For The Years Ended December 31,
	2014	2013	2012
Net revenue	$359,496	$409,579	$425,700
Cost of net revenue	(203,115)	(230,217)	(241,537)
Research and development	—	(1,750)	(1,266)
Sales and marketing	(56,808)	(73,700)	(86,699)
General and administrative	(99,383)	(129,565)	(143,949)
Interest expense	(506)	(310)	(164)
Other income (expense), net	(1,799)	(1,868)	(1,179)

Loss from discontinued operations before provision (benefit) for income taxes	(2,115)	(27,831)	(49,094)
Provision (benefit) for income taxes	(179,776)	(10,952)	(18,831)

Income (loss) from discontinued operations, net of tax	$177,661	$(16,879)	$(30,263)

(25)  Guarantor Financial Information

Our 7.25% senior notes due 2018, our 8.625% senior subordinated notes due 2018 and our 6.5% senior subordinated notes due 2020 are guaranteed by certain of our consolidated wholly owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, audited balance sheets as of December 31, 2014 and 2013, the related statements of operations, statements of comprehensive loss and cash flows for each of the three years in the period ended December 31, 2014, respectively, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$853,057	$1,417,661	$(237,066)	$2,033,652
Services revenue	—	464,283	67,705	—	531,988

Net product sales and services revenue	—	1,317,340	1,485,366	(237,066)	2,565,640
License and royalty revenue	—	13,476	19,847	(12,273)	21,050

Net revenue	—	1,330,816	1,505,213	(249,339)	2,586,690

Cost of net product sales	5,329	473,413	804,208	(212,681)	1,070,269
Cost of services revenue	261	282,460	33,388	(27,184)	288,925

Cost of net product sales and services revenue	5,590	755,873	837,596	(239,865)	1,359,194
Cost of license and royalty revenue	40	199	17,625	(12,272)	5,592

Cost of net revenue	5,630	756,072	855,221	(252,137)	1,364,786

Gross profit (loss)	(5,630)	574,744	649,992	2,798	1,221,904
Operating expenses:
Research and development	23,190	61,862	59,776	—	144,828
Sales and marketing	7,598	232,407	273,798	—	513,803
General and administrative	91,643	161,623	208,841	—	462,107
Impairment and gain (loss) on dispositions, net	4,236	11,393	(7,887)	—	7,742

Operating income (loss)	(132,297)	107,459	115,464	2,798	93,424
Interest expense, including amortization of original issue discounts and deferred financing costs	(205,919)	(18,995)	(18,629)	34,352	(209,191)
Other income (expense), net	13,625	19,631	(1,573)	(34,416)	(2,733)

Income (loss) from continuing operations before provision (benefit) for income taxes	(324,591)	108,095	95,262	2,734	(118,500)
Provision (benefit) for income taxes	(14,428)	40,672	39,457	1,021	66,722

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(310,163)	67,423	55,805	1,713	(185,222)
Equity in earnings of subsidiaries, net of tax	142,680	—	—	(142,680)	—
Equity earnings of unconsolidated entities, net of tax	1,717	—	15,928	(136)	17,509

Income (loss) from continuing operations	(165,766)	67,423	71,733	(141,103)	(167,713)
Income (loss) from discontinued operations, net of tax	175,714	(18,460)	20,401	6	177,661

Net income (loss)	9,948	48,963	92,134	(141,097)	9,948
Less: Net income attributable to non-controlling interests	—	—	30	—	30

Net income (loss) attributable to Alere Inc. and Subsidiaries	9,948	48,963	92,104	(141,097)	9,918
Preferred stock dividends	(21,293)	—	—	—	(21,293)

Net income (loss) available to common stockholders	$(11,345)	$48,963	$92,104	$(141,097)	$(11,375)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$880,713	$1,364,869	$(187,048)	$2,058,534
Services revenue	—	456,472	77,627	—	534,099

Net product sales and services revenue	—	1,337,185	1,442,496	(187,048)	2,592,633
License and royalty revenue	—	20,611	19,657	(13,039)	27,229

Net revenue	—	1,357,796	1,462,153	(200,087)	2,619,862

Cost of net product sales	4,458	475,548	703,766	(166,164)	1,017,608
Cost of services revenue	47	255,657	35,413	(19,003)	272,114

Cost of net product sales and services revenue	4,505	731,205	739,179	(185,167)	1,289,722
Cost of license and royalty revenue	—	69	20,732	(13,038)	7,763

Cost of net revenue	4,505	731,274	759,911	(198,205)	1,297,485

Gross profit (loss)	(4,505)	626,522	702,242	(1,882)	1,322,377
Operating expenses:
Research and development	21,971	65,752	71,330	—	159,053
Sales and marketing	6,341	255,949	303,845	—	566,135
General and administrative	75,185	143,832	212,644	—	431,661
Loss on disposition	—	(1)	5,125	—	5,124

Operating income (loss)	(108,002)	160,990	109,298	(1,882)	160,404
Interest expense, including amortization of original issue discounts and deferred financing costs	(252,791)	(25,581)	(11,192)	34,219	(255,345)
Other income (expense), net	(10,759)	24,071	9,647	(34,219)	(11,260)

Income (loss) from continuing operations before provision (benefit) for income taxes	(371,552)	159,480	107,753	(1,882)	(106,201)
Provision (benefit) for income taxes	(154,444)	84,078	35,628	(621)	(35,359)

Income (loss) from continuing operations before equity in earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(217,108)	75,402	72,125	(1,261)	(70,842)
Equity in earnings (losses) of subsidiaries, net of tax	144,940	(2,948)	—	(141,992)	—
Equity earnings of unconsolidated entities, net of tax	1,890	—	15,470	83	17,443

Income (loss) from continuing operations	(70,278)	72,454	87,595	(143,170)	(53,399)
Loss from discontinued operations, net of tax	—	(14,923)	(1,956)	—	(16,879)

Net income (loss)	(70,278)	57,531	85,639	(143,170)	(70,278)
Less: Net income attributable to non-controlling interests	—	—	976	—	976

Net income (loss) attributable to Alere Inc. and Subsidiaries	(70,278)	57,531	84,663	(143,170)	(71,254)
Preferred stock dividends	(21,293)	—	—	—	(21,293)

Net income (loss) available to common stockholders	$(91,571)	$57,531	$84,663	$(143,170)	$(92,547)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$856,094	$1,187,054	$(143,235)	$1,899,913
Services revenue	—	399,744	64,893	—	464,637

Net product sales and services revenue	—	1,255,838	1,251,947	(143,235)	2,364,550
License and royalty revenue	—	18,848	17,958	(8,230)	28,576

Net revenue	—	1,274,686	1,269,905	(151,465)	2,393,126

Cost of net product sales	6,040	409,657	639,184	(134,496)	920,385
Cost of services revenue	—	196,282	30,363	(5,417)	221,228

Cost of net product sales and services revenue	6,040	605,939	669,547	(139,913)	1,141,613
Cost of license and royalty revenue	—	36	15,547	(8,229)	7,354

Cost of net revenue	6,040	605,975	685,094	(148,142)	1,148,967

Gross profit (loss)	(6,040)	668,711	584,811	(3,323)	1,244,159
Operating expenses:
Research and development	24,593	70,245	86,897	—	181,735
Sales and marketing	4,414	259,921	292,389	—	556,724
General and administrative	52,079	115,042	181,696	—	348,817

Operating income (loss)	(87,126)	223,503	23,829	(3,323)	156,883
Interest expense, including amortization of original issue discounts and deferred financing costs	(236,320)	(39,411)	(13,080)	48,414	(240,397)
Other income (expense), net	(16,655)	41,658	34,548	(48,414)	11,137

Income (loss) from continuing operations before provision (benefit) for income taxes	(340,101)	225,750	45,297	(3,323)	(72,377)
Provision (benefit) for income taxes	(111,595)	73,264	27,798	(955)	(11,488)

Income (loss) from continuing operations before equity in earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(228,506)	152,486	17,499	(2,368)	(60,889)
Equity in earnings (losses) of subsidiaries, net of tax	148,394	(1,574)	—	(146,820)	—
Equity earnings of unconsolidated entities, net of tax	2,205	—	10,952	88	13,245

Income (loss) from continuing operations	(77,907)	150,912	28,451	(149,100)	(47,644)
Loss from discontinued operations, net of tax	—	(27,539)	(2,724)	—	(30,263)

Net income (loss)…	(77,907)	123,373	25,727	(149,100)	(77,907)
Less: Net income attributable to non-controlling interests	—	—	275	—	275

Net income (loss) attributable to Alere Inc. and Subsidiaries	(77,907)	123,373	25,452	(149,100)	(78,182)
Preferred stock dividends	(21,293)	—	—	—	(21,293)

Net income (loss) available to common stockholders	$(99,200)	$123,373	$25,452	$(149,100)	$(99,475)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$9,948	$48,963	$92,134	$(141,097)	$9,948

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(489)	(516)	(165,443)	—	(166,448)
Unrealized losses on available for sale securities	—	(17)	—	—	(17)
Unrealized gains on hedging instruments	—	—	38	—	38
Minimum pension liability adjustment	—	—	(169)	—	(169)

Other comprehensive loss, before tax	(489)	(533)	(165,574)	—	(166,596)
Income tax benefit related to items of other comprehensive income	—	—	(173)	—	(173)

Other comprehensive loss, net of tax	(489)	(533)	(165,401)	—	(166,423)

Comprehensive income (loss)	9,459	48,430	(73,267)	(141,097)	(156,475)
Less: Comprehensive loss attributable to non-controlling interests	—	—	30	—	30

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$9,459	$48,430	$(73,297)	$(141,097)	$(156,505)

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(77,907)	$123,373	$25,727	$(149,100)	$(77,907)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(834)	(302)	53,654	2,124	54,642
Unrealized gains on available for sale securities	(221)	5	—	—	(216)
Unrealized gains on hedging instruments	16	—	372	—	388
Minimum pension liability adjustment	—	—	(1,042)	—	(1,042)

Other comprehensive loss, before tax	(1,039)	(297)	52,984	2,124	53,772
Income tax benefit related to items of other comprehensive loss	(86)	—	(286)	—	(372)

Other comprehensive loss, net of tax	(953)	(297)	53,270	2,124	54,144

Comprehensive income (loss)	(78,860)	123,076	78,997	(146,976)	(23,763)
Less: Comprehensive income attributable to non-controlling interests	—	—	275	—	275

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(78,860)	$123,076	$78,722	$(146,976)	$(24,038)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,149	$69,154	$307,158	$—	$378,461
Restricted cash	5,012	—	32,559	—	37,571
Marketable securities	—	259	—	—	259
Accounts receivable, net of allowances	—	192,775	273,331	—	466,106
Inventories, net	—	191,323	195,606	(21,764)	365,165
Deferred tax assets	69,315	46,233	31,264	—	146,812
Prepaid expenses and other current assets	9,800	32,550	86,696	2,508	131,554
Assets held for sale	1,361	275,719	29,785	—	306,865
Intercompany receivables	404,990	888,688	55,923	(1,349,601)	—

Total current assets	492,627	1,696,701	1,012,322	(1,368,857)	1,832,793
Property, plant and equipment, net	33,744	218,613	204,188	222	456,767
Goodwill	—	1,806,763	1,129,818	—	2,936,581
Other intangible assets with indefinite lives	—	9,287	34,422	(58)	43,651
Finite-lived intangible assets, net	6,104	742,760	527,580	—	1,276,444
Restricted cash	—	—	—	—	—
Deferred financing costs, net and other non-current assets	40,992	5,334	21,541	(35)	67,832
Investments in subsidiaries	3,761,030	179,315	58,067	(3,998,412)	—
Investments in unconsolidated entities	13,987	14,765	49,608	13,333	91,693
Deferred tax assets	—	—	9,812	—	9,812
Non-current income tax receivable	2,468	—	—	—	2,468
Intercompany notes receivables	2,028,701	649,444	46,676	(2,724,821)	—

Total assets	$6,379,653	$5,322,982	$3,094,034	$(8,078,628)	$6,718,041

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$61,700	$2	$27,173	$—	$88,875
Current portion of capital lease obligations	—	1,045	3,196	—	4,241
Accounts payable	21,402	81,741	110,449	—	213,592
Accrued expenses and other current liabilities	(532,901)	663,153	236,117	(45)	366,324
Liabilities related to assets held for sale	—	70,752	—	—	70,752
Intercompany payables	902,576	198,788	248,237	(1,349,601)	—

Total current liabilities	452,777	1,015,481	625,172	(1,349,646)	743,784

Long-term liabilities:
Long-term debt, net of current portion	3,615,759	—	5,626	—	3,621,385
Capital lease obligations, net of current portion	—	4,097	6,463	—	10,560
Deferred tax liabilities	(106,622)	252,356	69,458	82	215,274
Other long-term liabilities	44,072	46,865	74,022	(34)	164,925
Intercompany notes payables	415,700	1,276,245	1,032,876	(2,724,821)	—

Total long-term liabilities	3,968,909	1,579,563	1,188,445	(2,724,773)	4,012,144

Stockholders’ equity	1,957,967	2,727,938	1,276,271	(4,004,209)	1,957,967
Non-controlling interests	—	—	4,146	—	4,146

Total equity	1,957,967	2,727,938	1,280,417	(4,004,209)	1,962,113

Total liabilities and equity	$6,379,653	$5,322,982	$3,094,034	$(8,078,628)	$6,718,041

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,801	$78,976	$261,654	$—	$355,431
Restricted cash	2,221	—	1,237	—	3,458
Marketable securities	—	853	5	—	858
Accounts receivable, net of allowances	—	179,445	309,947	—	489,392
Inventories, net	—	166,040	219,892	(23,765)	362,167
Deferred tax assets	5,191	7,937	31,451	3,506	48,085
Prepaid expenses and other current assets	512,123	(411,983)	23,502	(44)	123,598
Assets held for sale	—	371,222	69	—	371,291
Intercompany receivables	331,844	759,497	75,424	(1,166,765)	—

Total current assets	866,180	1,151,987	923,181	(1,187,068)	1,754,280
Property, plant and equipment, net	15,086	211,729	241,713	(296)	468,232
Goodwill	—	1,764,203	1,252,315	—	3,016,518
Other intangible assets with indefinite lives	—	14,301	42,401	—	56,702
Finite - lived intangible assets, net	11,006	868,683	677,737	—	1,557,426
Restricted cash	—	—	29,370	—	29,370
Deferred financing costs, net and other non-current assets	55,207	7,777	20,560	(47)	83,497
Investments in subsidiaries	3,787,988	282,310	191,947	(4,262,245)	—
Investments in unconsolidated entities	29,005	—	44,636	13,189	86,830
Deferred tax assets	—	—	7,959	—	7,959
Intercompany notes receivables	2,197,576	630,628	60,440	(2,888,644)	—

Total assets	$6,962,048	$4,931,618	$3,492,259	$(8,325,111)	$7,060,814

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$45,000	$324	$3,788	$—	$49,112
Current portion of capital lease obligations	—	2,858	3,104	—	5,962
Accounts payable	12,584	61,269	105,712	—	179,565
Accrued expenses and other current liabilities	63,990	77,186	199,907	(36)	341,047
Liabilities related to assets held for sale	—	145,899	26,900	—	172,799
Intercompany payables	728,541	163,518	274,707	(1,166,766)	—

Total current liabilities	850,115	451,054	614,118	(1,166,802)	748,485

Long-term liabilities:
Long-term debt, net of current portion	3,735,137	100	37,551	—	3,772,788
Capital lease obligations, net of current portion	—	4,773	8,469	—	13,242
Deferred tax liabilities	(43,246)	248,569	88,039	8	293,370
Other long-term liabilities	19,753	46,242	84,131	(45)	150,081
Intercompany notes payables	322,323	1,444,741	1,121,581	(2,888,645)	—

Total long-term liabilities	4,033,967	1,744,425	1,339,771	(2,888,682)	4,229,481

Stockholders’ equity	2,077,966	2,736,139	1,533,488	(4,269,627)	2,077,966
Non-controlling interests	—	—	4,882	—	4,882

Total equity	2,077,966	2,736,139	1,538,370	(4,269,627)	2,082,848

Total liabilities and equity	$6,962,048	$4,931,618	$3,492,259	$(8,325,111)	$7,060,814

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income.	$9,948	$48,963	$92,134	$(141,097)	$9,948
Income (loss) from discontinued operations, net of tax.	175,714	(18,460)	20,401	6	177,661

Income (loss) from continuing operations.	(165,766)	67,423	71,733	(141,103)	(167,713)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(142,680)	—	—	142,680	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	15,780	42	411	—	16,233
Depreciation and amortization	8,783	177,347	149,688	15	335,833
Non-cash stock-based compensation expense	3,446	4,957	4,049	—	12,452
Tax benefit related to discontinued operations retained by Alere Inc.	—	12,977	(3,132)	—	9,845
Impairment of inventory	—	—	3,124	—	3,124
Impairment of long-lived assets	1,019	134	6,712	—	7,865
Loss on disposition of fixed assets	1	4,807	1,737	—	6,545
Equity earnings of unconsolidated entities, net of tax	(1,717)	—	(15,928)	136	(17,509)
Deferred income taxes	35,728	(32,750)	(15,945)	1,020	(11,947)
Loss related to impairment and net gain on dispositions	4,236	11,393	(7,887)	—	7,742
Other non-cash items	1,418	3,726	(179)	—	4,965
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(13,966)	15,292	—	1,326
Inventories, net	—	(53,181)	(5,784)	(2,145)	(61,110)
Prepaid expenses and other current assets	501,023	(472,113)	(76,162)	(745)	(47,997)
Accounts payable	8,818	24,776	14,257	—	47,851
Accrued expenses and other current liabilities	(556,337)	544,755	68,367	(1,814)	54,971
Other non-current liabilities	(176)	118	7,451	2,571	9,964
Cash paid for contingent consideration	(21,867)	—	(210)	—	(22,077)
Intercompany payable (receivable)	428,339	(266,831)	(161,508)	—	—

Net cash provided by continuing operations	120,048	13,614	56,086	615	190,363
Net cash provided by (used in) discontinued operations	(671)	44,060	79	—	43,468

Net cash provided by operating activities	119,377	57,674	56,165	615	233,831

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	(2,791)	—	(2,655)	—	(5,446)
Purchases of property, plant and equipment	(23,988)	(40,737)	(41,862)	3,717	(102,870)
Proceeds from sale of property, plant and equipment	726	845	4,165	(4,250)	1,486
Cash received from disposition, net of cash divested	—	1,081	43,995	—	45,076
Cash paid for business acquisitions, net of cash acquired	(75)	—	—	—	(75)
Cash received (paid) for investments	477	(279)		—	198
Proceeds from sale of equity investment	—	—	9,526	—	9,526
Cash received from sales of marketable securities.	—	576	4	—	580
(Increase) decrease in other assets.	96	714	130	46	986

Net cash used in continuing operations	(25,555)	(37,800)	13,303	(487)	(50,539)
Net cash used in discontinued operations	—	(8,972)	—	—	(8,972)

Net cash used in investing activities	(25,555)	(46,772)	13,303	(487)	(59,511)

Cash Flows from Financing Activities:
Cash paid for financing costs	(1,528)	—	—	—	(1,528)
Cash paid for contingent purchase price consideration	(32,467)	—	(435)	—	(32,902)
Cash paid for dividends	(21,293)	—	—	—	(21,293)
Proceeds from issuance of common stock, net of issuance costs.	51,555	—	—	—	51,555
Proceeds from issuance of long-term debt	—	—	58	—	58
Proceeds from issuance of short-term debt	—	—	806	—	806
Payments on long-term debt	(60,000)	(271)	(4,851)	—	(65,122)
Net proceeds (payments) under revolving credit facilities	(43,000)	—	478	—	(42,522)
Excess tax benefits on exercised stock options	460	422	90	—	972
Principal payments on capital lease obligations	—	(2,885)	(3,200)	—	(6,085)
Purchase of non-controlling interest.	—	—	(623)	—	(623)

Net cash used in continuing operations	(106,273)	(2,734)	(7,677)	—	(116,684)
Net cash used in discontinued operations	—	(893)	(578)	—	(1,471)

Net cash used in financing activities	(106,273)	(3,627)	(8,255)	—	(118,155)

Foreign exchange effect on cash and cash equivalents	(201)	(273)	(15,710)	(128)	(16,312)

Net increase (decrease) in cash and cash equivalents	(12,652)	7,002	45,503	—	39,853
Cash and cash equivalents, beginning of period—continuing operations	14,801	78,976	261,654	—	355,431
Cash and cash equivalents, beginning of period—discontinued operations	—	6,476	1	—	6,477

Cash and cash equivalents, end of period	2,149	92,454	307,158	—	401,761
Less: Cash and cash equivalents of discontinued operations, end of period.	—	23,300	—	—	23,300

Cash and cash equivalents of continuing operations at end of period	$2,149	$69,154	$307,158	$—	$378,461

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss).	$(70,278)	$57,531	$85,639	$(143,170)	$(70,278)
Income (loss) from discontinued operations, net of tax	—	(14,923)	(1,956)	—	(16,879)

Income (loss) from continuing operations	(70,278)	72,454	87,595	(143,170)	(53,399)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(144,940)	2,948	—	141,992	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs.	17,704	59	76	—	17,839
Depreciation and amortization.	5,864	189,325	179,403	(119)	374,473
Non-cash charges for sale of inventories revalued at the date of acquisition	—	—	2,504	—	2,504
Non-cash stock-based compensation expense	8,792	5,158	7,260	—	21,210
Tax benefit related to discontinued operations retained by Alere Inc	—	6,567	1,315	—	7,882
Impairment of inventory	—	26	311	—	337
Impairment of long-lived assets	—	4,712	1,237	—	5,949
Impairment of intangible assets	—	—	686	—	686
Loss on disposition of fixed assets	—	326	1,145	—	1,471
Equity earnings of unconsolidated entities, net of tax	(1,890)	—	(15,470)	(83)	(17,443)
Deferred income taxes	(31,624)	(26,116)	(59,578)	(620)	(117,938)
(Gain) loss on extinguishment of debt.	35,603	—	—	—	35,603
Loss on dispositions	—	—	5,124	—	5,124
Bargain purchase gain.	—	—	(8,023)	—	(8,023)
Other non-cash items	5,202	1,617	3,631	—	10,450
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(10,081)	(40,089)	—	(50,170)
Inventories, net	—	(52,683)	(28,981)	2,054	(79,610)
Prepaid expenses and other current assets	(572,703)	515,020	54,469	(2,907)	(6,121)
Accounts payable	4,591	(6,618)	17,700	—	15,673
Accrued expenses and other current liabilities	493,095	(426,009)	(20,080)	2,907	49,913
Other non-current liabilities	(12,289)	(17,729)	2,551	24	(27,443)
Cash paid for contingent consideration	(10,236)	—	(1,424)	—	(11,660)
Intercompany payable (receivable)	410,391	(251,389)	(159,037)	35	—

Net cash provided by continuing operations	137,282	7,587	32,325	113	177,307
Net cash provided by (used in) discontinued operations	(2,299)	71,184	(1,384)	(31)	67,470

Net cash provided by operating activities	134,983	78,771	30,941	82	244,777

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	(2,221)	—	(28,943)	—	(31,164)
Purchases of property, plant and equipment	(12,289)	(33,483)	(69,920)	14,895	(100,797)
Proceeds from sale of property, plant and equipment	—	5,183	12,876	(14,441)	3,618
Cash received from disposition, net of cash divested	—	—	29,000	—	29,000
Cash paid for business acquisitions, net of cash acquired	(166,772)	—	(9,359)	—	(176,131)
Cash received from sales of marketable securities.	—	(66)	107	—	41
Cash received from (paid for) equity method investments.	1,960	—	27,384	(6)	29,338
(Increase) decrease in other assets.	15,269	(1,428)	905	(23)	14,723

Net cash used in continuing operations	(164,053)	(29,794)	(37,950)	425	(231,372)
Net cash used in discontinued operations	—	(26,936)	(27)	—	(26,963)

Net cash used in investing activities	(164,053)	(56,730)	(37,977)	425	(258,335)

Cash Flows from Financing Activities:
Cash paid for financing costs	(9,845)	—	—	—	(9,845)
Cash paid for contingent purchase price consideration	(43,671)	—	(1,006)	—	(44,677)
Cash paid for dividends	(21,293)	—	—	—	(21,293)
Proceeds from issuance of common stock, net of issuance costs.	20,863	—	—	—	20,863
Proceeds from issuance of long-term debt	425,000	—	33,962	—	458,962
Payments on long-term debt	(461,845)	(299)	(8,413)	—	(470,557)
Net proceeds under revolving credit facilities	147,500	—	(8,537)	—	138,963
Excess tax benefits on exercised stock options	193	200	68	—	461
Principal payments on capital lease obligations	—	(3,278)	(3,255)	—	(6,533)
Purchase of non-controlling interest	—	—	(165)	—	(165)
Other	(18,953)	—	—	—	(18,953)

Net cash used in continuing operations	37,949	(3,377)	12,654	—	47,226
Net cash used in discontinued operations	2,299	(534)	—	—	1,765

Net cash used in financing activities	40,248	(3,911)	12,654	—	48,991

Foreign exchange effect on cash and cash equivalents	—	(618)	(746)	(507)	(1,871)

Net increase (decrease) in cash and cash equivalents	11,178	17,512	4,872	—	33,562
Cash and cash equivalents, beginning of period—continuing operations	3,623	56,086	256,782	—	316,491
Cash and cash equivalents, beginning of period—discontinued operations	—	11,854	1	—	11,855

Cash and cash equivalents, end of period	14,801	85,452	261,655	—	361,908
Less: Cash and cash equivalents of discontinued operations, end of period.	—	6,476	1	—	6,477

Cash and cash equivalents of continuing operations at end of period	$14,801	$78,976	$261,654	$—	$355,431

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(25)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss).	$(77,907)	$123,373	$25,727	$(149,100)	$(77,907)
Income (loss) from discontinued operations, net of tax	—	(27,539)	(2,724)	—	(30,263)

Income (loss) from continuing operations	(77,907)	150,912	28,451	(149,100)	(47,644)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(148,394)	1,574	—	146,820	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs\	21,213	133	—	—	21,346
Depreciation and amortization.	7,961	193,368	182,593	(22)	383,900
Non-cash charges for sale of inventories revalued at the date of acquisition	—	1,400	3,281	—	4,681
Non-cash stock-based compensation expense	4,247	5,486	5,932	—	15,665
Tax benefit related to discontinued operations retained by Alere Inc	—	3,133	1,755	—	4,888
Impairment of inventory	—	—	290	—	290
Impairment of long-lived assets	—	219	586	—	805
Loss on disposition of fixed assets	4	(3,656)	518	—	(3,134)
(Gain) loss on sales of marketable securities.	(751)	—	—	—	(751)
Equity earnings of unconsolidated entities, net of tax	(2,205)	—	(10,952)	(88)	(13,245)
Deferred income taxes	20,501	(59,249)	(23,853)	(962)	(63,563)
(Gain) loss on extinguishment of debt	23,235	—	—	—	23,235
Other non-cash items	(1,001)	940	7,428	—	7,367
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	2,197	(20,525)	—	(18,328)
Inventories, net	—	(6,103)	(13,692)	2,902	(16,893)
Prepaid expenses and other current assets	(454,780)	355,041	(709)	95,088	(5,360)
Accounts payable	1,289	2,085	(15,046)	—	(11,672)
Accrued expenses and other current liabilities	340,511	(236,382)	35,891	(95,081)	44,939
Other non-current liabilities	(12,373)	1,424	(25,710)	(71)	(36,730)
Cash paid for contingent consideration	(10,243)	(74)	—	—	(10,317)
Intercompany payable (receivable)	413,479	(405,459)	(6,858)	(1,162)	—

Net cash provided by continuing operations	124,786	6,989	149,380	(1,676)	279,479
Net cash provided by (used in) discontinued operations	5,332	36,545	(1,673)	—	40,204

Net cash provided by operating activities	130,118	43,534	147,707	(1,676)	319,683

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	—	12	5,899	—	5,911
Purchases of property, plant and equipment	(2,061)	(63,602)	(109,396)	65,962	(109,097)
Proceeds from sale of property, plant and equipment	—	22,116	65,747	(66,217)	21,646
Cash paid for business acquisitions, net of cash acquired	(399,052)	1,999	(22,934)	—	(419,987)
Cash received from sales of marketable securities	2,785	268	3	—	3,056
Cash received from (paid for) equity method investments.	1,470	—	11,237	—	12,707
(Increase) decrease in other assets.	(53,189)	(1,131)	(2,106)	71	(56,355)

Net cash used in continuing operations	(450,047)	(40,338)	(51,550)	(184)	(542,119)
Net cash used in discontinued operations	(4,500)	(27,571)	1	—	(32,070)

Net cash used in investing activities	(454,547)	(67,909)	(51,549)	(184)	(574,189)

Cash Flows from Financing Activities:
Cash paid for financing costs	(10,139)	—	—	—	(10,139)
Cash paid for contingent purchase price consideration	(19,285)	(788)	(59)	—	(20,132)
Cash paid for dividends	(21,293)	—	—	—	(21,293)
Proceeds from issuance of common stock, net of issuance costs.	14,924	—	—	—	14,924
Proceeds from issuance of long-term debt	648,000	300	535	—	648,835
Payments on short-term debt	(6,240)	—	—	—	(6,240)
Payments on long-term debt	(300,155)	(535)	(10,922)	—	(311,612)
Net proceeds (payments) under revolving credit facilities	22,500	(2)	(8,226)	—	14,272
Excess tax benefits on exercised stock options	175	304	25	—	504
Principal payments on capital lease obligations	—	(2,077)	(4,654)	—	(6,731)
Purchase of non-controlling interest	—	—	(2,972)	—	(2,972)
Other	(12,267)	—	—	—	(12,267)

Net cash used in continuing operations	316,220	(2,798)	(26,273)	—	287,149
Net cash used in discontinued operations	(832)	(574)	—	—	(1,406)

Net cash used in financing activities	315,388	(3,372)	(26,273)	—	285,743

Foreign exchange effect on cash and cash equivalents	213	475	(4,612)	1,860	(2,064)

Net increase (decrease) in cash and cash equivalents	(8,828)	(27,272)	65,273	—	29,173
Cash and cash equivalents, beginning of period—continuing operations	12,451	83,590	191,510	—	287,551
Cash and cash equivalents, beginning of period—discontinued operations	—	11,622	—	—	11,622

Cash and cash equivalents, end of period	3,623	67,940	256,783	—	328,346
Less: Cash and cash equivalents of discontinued operations, end of period.	—	11,854	1	—	11,855

Cash and cash equivalents of continuing operations at end of period	$3,623	$56,086	$256,782	$—	$316,491

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)  Subsequent Event

On January 9, 2015, we completed the sale of our health management business conducted by Alere Health and its subsidiaries to OptumHealth Care Solutions, Inc. At the closing of the sale, Optum paid Alere $600.1 million, which amount reflected an initial adjustment based on a preliminary determination of Alere Health’s working capital and net cash as of the closing date and is subject to post-closing adjustments based on the final determination of Alere Health’s working capital and net cash as of the closing date.

We used the net cash proceeds of the sale to repay $575.0 million in aggregate principal amount of indebtedness under our secured credit facility, consisting of the repayment of $127.0 million in aggregate principal amount of revolving credit loans outstanding thereunder, $166.3 million in aggregate principal amount of “A” term loans (including “Delayed Draw” term loans) outstanding thereunder and $281.7 million in aggregate principal amount of “B” term loans outstanding thereunder. Such repaid term loan amounts may not be reborrowed; such repaid revolving credit loan amount may be reborrowed, subject to compliance with the terms of the secured credit facility. If as a result of any purchase price adjustment we receive any additional net cash proceeds from the sale, we will be obligated to use such proceeds to make additional repayments of “A” term loans (including “Delayed Draw” term loans) and “B” term loans outstanding. See Note 6 for further information about our secured credit facility.