Form 10-K/A
period 2014-12-31
ALERE INC.
filed 2015-04-30
CIK 1145460

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s stock on the New York Stock Exchange on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,918,891,906.

As of April 24, 2015, the registrant had 85,070,286 shares of common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Report”) is to amend Part III, Items 10 through 14 of the Original Report, which was filed with the U.S. Securities and Exchange Commission on March 5, 2015, to include information previously omitted from the Original Report in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

We are also amending Part IV, Item 15 of the Original Report to include certain exhibits required to be filed with this Amendment No. 1.

ALERE INC.

FORM 10-K

For The Fiscal Year Ended December 31, 2014

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following biographical descriptions set forth certain information with respect to our directors and our executive officers who are not directors.

Name	Age	Position
Namal Nawana	44	Director, Chief Executive Officer and President
James Hinrichs	47	Chief Financial Officer, Executive Vice President
David Teitel	51	Former Chief Financial Officer, Vice President and Treasurer
John Bridgen, Ph.D.	68	Senior Vice President, Business Development
Ellen Chiniara	56	Senior Vice President, General Counsel, Chief Ethics and Compliance Officer and Secretary
Daniella Cramp	41	Global President, Cardiometabolic
Carla Flakne	61	Vice President, Chief Accounting Officer
Mark Gladwell	40	Senior Vice President, Global Operations
Melissa Guerdan	41	Senior Vice President, Global Quality and Regulatory Assurance
Robert Hargadon	58	Senior Vice President, Global Human Resources
Sanjay Malkani	45	Global President, Toxicology
Avi Pelossof	52	Global President, Infectious Disease
Renuka Uppaluri	44	Senior Vice President, Global Research and Development
Gregg J. Powers	52	Chairman of the Board
Regina Benjamin, M.D., MBA	58	Director
Håkan Björklund, Ph.D.	59	Director
Carol R. Goldberg	84	Director
John F. Levy	68	Director
Stephen P. MacMillan	51	Director
Brian A. Markison	55	Director
Thomas McKillop, Ph.D.	72	Director
John A. Quelch, C.B.E., D.B.A.	63	Director
James Roosevelt, Jr.	69	Director

Directors

Gregg J. Powers joined our Board in August 2013 and became Chairman of the Board in May 2014. Mr. Powers has served as the Chairman of Private Capital Management, an institutional investment management firm, since 2009 and as that firm’s Chief Executive Officer since 2008. Mr. Powers joined Private Capital Management in 1988 and served in a number of roles with that firm, including as its President, before assuming his current positions. In addition to his duties as Chairman and Chief Executive Officer of Private Capital Management, Mr. Powers also serves as a portfolio manager for that firm and oversees all aspects of the investment of client portfolios. Since August 2013, Mr. Powers has served as a director of Quantum Corporation, a data protection and management company, where he serves on the Corporate Governance and Nominating Committee. Mr. Powers is a member of our Board’s Nominating and Corporate Governance Committee. Mr. Powers’ appointment to our Board was in response to stockholder feedback regarding the importance of direct stockholder representation, and his substantial experience in the investment management field provides our Board with valuable insights into the concerns of stockholders.

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

Carol R. Goldberg has served on our Board since May 30, 2001. Ms. Goldberg served as a director of our predecessor company, Inverness Medical Technology, from August 1992 through November 2001, when that company was acquired by Johnson & Johnson. Since December 1989, she has served as President of The AVCAR Group, Ltd., an investment and management consulting firm in Boston, Massachusetts. Ms. Goldberg is a member of our Board’s Compensation Committee. As the former President and Chief Operating Officer of Stop & Shop Companies, Inc., Ms. Goldberg brings a wealth of financial, marketing and consumer expertise to our Board.

John F. Levy has served on our Board since May 30, 2001 and served as our lead independent director from October 2013 to May 2014. Mr. Levy served as a director of Inverness Medical Technology from August 1996 through November 2001, when that company was acquired by Johnson & Johnson. Since 1993, he has been an independent consultant. Mr. Levy served as President and Chief Executive Officer of Waban, Inc., a warehouse merchandising company, from 1989 to 1993. Mr. Levy is Chairperson of our Board’s Audit Committee. A former chief executive officer, Mr. Levy brings to our Board financial expertise, investment experience and knowledge of distribution systems.

Stephen P. MacMillan joined our Board in August 2013. Since December 2013, Mr. McMillan has served as the President, Chief Executive Officer and a member of the board of directors of Hologic Inc., a medical device manufacturer that develops, manufactures and supplies diagnostic products, medical imaging systems and surgical products. Prior to assuming this role with Hologic, Mr. MacMillan was the Chief Executive Officer of sBioMed, LLC, a biomedical research firm that produces infection control products, from October 2012 to December 2013. Prior to joining sBioMed, Mr. MacMillan served in various roles at Stryker Corporation, including its Chief Operating Officer from June 2003 to January 2005, its President from June 2003 to February 2012, its Chief Executive Officer from January 2005 to February 2012 and its Chairman from January 2010 to February 2012. Mr. MacMillan began his career with Procter & Gamble in 1985 and later spent 11 years with Johnson & Johnson, where he served in various roles, including President of Johnson & Johnson’s consumer pharmaceuticals joint venture with Merck from December 1998 to December 1999. From March 2000 to March 2003, Mr. MacMillan served as Sector Vice President, Global Specialty Operations of Pharmacia Corporation (formerly Monsanto Company), a global pharmaceutical company. Mr. MacMillan previously served on the board of directors of Texas Instruments Incorporated from 2008 to 2012. Mr. MacMillan is Chairperson of our Board’s Compensation Committee. Mr. MacMillan’s operating experience as Chief Executive Officer in the growth and development of a global medical technology company is of substantial value to our Board.

Brian A. Markison joined our Board in August 2013. Mr. Markison has been a healthcare industry executive at Avista Capital Partners, L.P., a private equity firm, since September 2012. Before joining Avista Capital Partners, Mr. Markison served as the President and Chief Executive Officer and a member of the board of directors of Fougera Pharmaceuticals Inc., a specialty dermatology company, from July 2011 until its sale to Sandoz, a division of Novartis, in July 2012. Prior to that, Mr. Markison was the President and Chief Executive Officer of King Pharmaceuticals, Inc., a manufacturer of pharmaceuticals and medical devices, from July 2004 through the closing of its sale to Pfizer in March 2011. Mr. Markison joined King Pharmaceuticals as Chief Operating Officer in March 2004 and served in that role until his promotion to Chief Executive Officer. From July 2007 to February 2011, Mr. Markison also served as the Chairman of the board of directors of King Pharmaceuticals. Before joining King Pharmaceuticals, Mr. Markison held various positions at Bristol-Myers Squibb from 1982 to 2004, including President of Neuroscience/Infectious Disease and Dermatology and President of Oncology, Virology and Oncology Therapeutics Network. Mr. Markison has served as the Lead Outside Director on the board of directors of Immunomedics, Inc., a biopharmaceutical therapeutics company, since December 2004, the Chairman of the board of directors of Rosetta Genomics Ltd., a leading developer of microRNA-based molecular diagnostics, since April 2011, the Chairman of the board of directors of Lantheus Medical Imaging, Inc., a developer, manufacturer and distributor of diagnostic imaging agents, since January 2013, where he has served as a director since September 2012. He served as a member of the board of directors of PharmAthene, Inc., a developer of medical countermeasures against biological and chemical threats from September 2011 to March 2015. In December 2013, Mr. Markison became executive chairman of Vertical Pharmaceuticals, a privately-held specialty pharma company. Mr. Markison is on the compensation committees of Immunomedics, Inc. and Rosetta Genomics Ltd. He also serves on the board of trustees for the College of New Jersey. Mr. Markison is a member of our Board’s Compensation Committee and Audit Committee. Mr. Markison’s long tenure and experience as an operating executive in the healthcare industry, including as Chief Executive Officer of King Pharmaceuticals, which completed several acquisitions before being sold to Pfizer in 2011, is of substantial value to our Board.

Sir Thomas Fulton Wilson McKillop, Ph.D. joined our Board in August 2013. Dr. McKillop has been the Chairman of Evolva Holdings SA, a biosynthetic technologies company listed on the Swiss Stock Exchange that produces sustainable ingredients for health nutrition and wellness, since May 2012, having served as a non-executive director since June 2010. In 1994, Dr. McKillop was appointed the Chief Executive Officer of Zeneca plc, which was formed as a result of the separation by Imperial Chemical Industries of its pharmaceuticals, agrochemicals and specialties businesses. In April 1999, following the merger of Zeneca plc and Astra AB, Dr. McKillop was appointed the Chief Executive Officer of AstraZeneca plc, a position he held until his retirement in 2005. Dr. McKillop has served as the Chairman of the Royal Bank of Scotland Group from April 2006 through February 2009, the President of the Science Council in the United Kingdom from February 2007 through September 2011, and a non-executive director of BP plc, from 2004 to 2009, Lloyds TSB Group plc, from 1999 to 2004, and Nycomed Amersham plc and its predecessor companies, from 1992 to 2001. Dr. McKillop is also currently a non-executive director of UCB SA, a Euronext-listed biopharmaceuticals manufacturer and a member of its governance, nomination and compensation committee; Almirall, S.A., a pharmaceuticals company listed on the Madrid, Barcelona, Bilboa and Valencia stock exchanges, for which he is also a member of its appointments and remuneration committee; and Theravectys, a development-stage biotechnology company headquartered in France. In addition, Dr. McKillop has held varying roles in industry groups, including tenures as the Chairman of the British Pharma Group, President of the European Federation of Pharmaceuticals Industries and Associations, Chairman of the Pharmaceutical Industry Task Force and as a member of the European Round Table of Industrialists and the European Financial Services Round Table. In 2002, Dr. McKillop was knighted in recognition of his services to the pharmaceuticals industry, and he is a Fellow of the Royal Society of London, a Fellow of the Royal Society of Edinburgh and a Fellow of the United Kingdom Academy of Medical Sciences. Dr. McKillop is a member of our Board’s Audit Committee. Dr. McKillop’s operating experience as Chief Executive Officer of Zeneca plc, and his leadership of AstraZeneca plc, a global pharmaceutical company, with a particular emphasis on European and emerging markets, is of substantial value to our Board.

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

Namal Nawana has served as a member of our Board and Chief Executive Officer and President since October 2014. Mr. Nawana joined us as Chief Operating Officer in December 2012 before being named Interim Chief Executive Officer in July 2014. Before coming to Alere, Mr. Nawana spent 15 years at Johnson & Johnson in various leadership roles. Most recently, he served as the Worldwide President of DePuy Synthes Spine, a Johnson & Johnson company, where he managed global operations from February 2011 to November 2012. Prior to that, Mr. Nawana served as Area Vice President for Johnson & Johnson Medical’s operations in Australia and New Zealand from January 2009 to February 2011, Chairman of the DePuy Asia Pacific Franchise Council, General Manager for DePuy Australia from 2007 to December 2008 and General Manager for DePuy Canada from 2004 to 2007. Mr. Nawana holds a Masters of Medical Science from the University of Adelaide and an MBA from the Henley Business School.

Executive Officers Who Are Not Directors

Jim Hinrichs joined us as Executive Vice President and Chief Financial Officer in April 2015. Before joining us, Mr. Hinrichs served as Chief Financial Officer at CareFusion Corp., a global medical technology corporation, from December 2010 until Becton Dickinson acquired CareFusion in March 2015. Prior to that role, Mr. Hinrichs served in various roles at CareFusion, including Senior Vice President of Global Customer Support and Corporate Controller from January 2009 to January 2010. Mr. Hinrichs joined Cardinal Health in 2004 and served in a variety of roles, including Executive Vice President and Controller, and Chief Financial Officer of the Clinical and Medical Products segment and Healthcare Supply Chain Services segment prior to the spin-off of CareFusion from Cardinal Health in August 2009. Before joining Cardinal Health in 2004, Mr. Hinrichs compiled 12 years of finance and marketing experience at Merck & Co. and SangStat Medical Corporation.

David Teitel served as our Chief Financial Officer, Vice President and Treasurer from December 2006 to April 2015. Mr. Teitel has over 25 years of public and private company finance experience, including nine years of audit experience at Arthur Andersen and senior financial positions with Thermo Electron Corp., which is now Thermo Fisher Scientific Inc. and Deknatel Snowden Pencer, Inc., a manufacturer of specialty surgical instruments. Mr. Teitel joined our Company in December 2003 as Director of Finance Operations and assumed the title Vice President, Finance in December 2004.

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

Ellen Chiniara serves as Senior Vice President, General Counsel, Chief Ethics and Compliance Officer and Secretary and is responsible for managing legal, compliance and government affairs for our Company. Ms. Chiniara joined us in October 2006 as General Counsel, Professional Diagnostics and Assistant Secretary and became our Vice President and General Counsel in May 2007, Secretary in May 2010 and our Senior Vice President and Chief Ethics and Compliance Officer in July 2014. From 2002 to 2006, Ms. Chiniara was Associate General Counsel, Neurology of Serono, Inc., a biopharmaceutical company. Previously, she served as General Counsel to a healthcare venture capital fund and a healthcare management services organization, where she also was Chief Operating Officer of its clinical trial site management division. From 1994 to 1997, Ms. Chiniara was Assistant General Counsel at Value Health, a specialty managed healthcare company where she focused on disease management and healthcare information technology. Prior to 1994, Ms. Chiniara was a partner with Hale and Dorr (now WilmerHale).

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

Carla Flakne has served as Vice President, Chief Accounting Officer since August 2013 and is responsible for overseeing our accounting operations and financial reporting. Ms. Flakne joined us as Corporate Controller in November 2005 and became Vice President, Corporate Controller in December 2006. She has over 27 years of public and private company financial accounting experience, including six years of experience at a public accounting firm. Ms. Flakne was Corporate Controller for NaviSite, Inc. and Signal Technology Corporation prior to joining Alere and previously held various finance and accounting positions of increasing responsibility with PictureTel Corporation and AMP Incorporated. Ms. Flakne is a Certified Public Accountant.

Mark Gladwell was appointed Senior Vice President, Global Operations in January 2015. Previously, he served as Vice President of Operations for North America, Europe, Middle East and Africa since 2014. Mr. Gladwell joined Alere in 2001 and has served in various roles since, including Vice President of Quality and Technical Service and Vice President of Operations for North America. Before joining Alere, Mr. Gladwell held operations, quality and project leadership positions with Johnson & Johnson, Agfa Gavert and DuPont, culminating in more than 18 years of experience in manufacturing high-volume, high-technology in-vitro diagnostics and medical devices.

Melissa Guerdan has served as Senior Vice President, Global Quality and Regulatory since July 2014. She joined Alere in August 2012 as Vice President, Global Quality Assurance and became Vice President, Global Quality and Regulatory in October 2013. Prior to coming to Alere, Ms. Guerdan was Vice President of Quality Operations for Covidien’s Pharmaceuticals business from March 2008 to August 2012. In this capacity, she was responsible for leading quality and compliance across 11 global manufacturing facilities producing and distributing products ranging from urological imaging systems, contrast media/delivery systems, nuclear medicine products, and specialty generic pharmaceuticals. Prior to that, Ms. Guerdan served as Director of Quality for Baxter’s Renal and Medication Delivery businesses from 2004 to 2008. In addition to these key leadership roles, Ms. Guerdan also held various quality positions at Pfizer and Aventis Behring.

Robert Hargadon joined us as Vice President, Global Human Resources, formerly referred to as Global Culture and Performance, in October 2010 and was promoted to Senior Vice President, Global Human Resources in July 2014. He has over 30 years of experience in human resources, leadership and organization development. Mr. Hargadon served as Vice President, Human Resources at drugstore.com, an online pharmacy, from November 2006 through October 2010. Prior to that, Mr. Hargadon was General Manager, Corporate Learning and Development at Microsoft from September 2005 to April 2006 and held various human resources leadership positions at Boston Scientific Corporation, a medical device manufacturer, from 1997 to 2005, including Vice President of International Human Resources and Vice President, Leadership Development from September 1997 to June 2005. Mr. Hargadon served as Vice President, Learning and Development at Fidelity Investments from 1993 to 1997. Mr. Hargadon also had 15 years of experience with the consulting firms Novations Group, Inc. and Harbridge House, which was acquired by PricewaterhouseCoopers LLP.

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

Renuka Uppaluri, Ph.D. joined us as Senior Vice President, Global R&D in February 2015. Dr. Uppaluri brings with her a wealth of experience in leading R&D organizations, most recently serving as Vice President, Global R&D at Covidien, where she led her respiratory and monitoring solutions R&D team to several substantive product launches. Before Covidien, Dr. Uppaluri spent 10 years at GE Healthcare, starting as a systems engineer and ending as the General Manager of the Global Diagnostics X-Ray Imaging division. Dr. Uppaluri received a BE degree from the University of Mumbai and a PhD from the University of Iowa.

Corporate Governance

The Audit Committee

The Company has a standing Audit Committee consisting of Mr. Levy, its Chairperson, Mr. Markison and Dr. McKillop. Among other things, the Audit Committee oversees our accounting and financial reporting processes, including the selection, retention and oversight of our independent registered public accounting firm and the pre-approval of all auditing and non-auditing services provided by our independent registered public accounting firm. The Board has determined that Mr. Levy is an “audit committee financial expert,” as defined by SEC rules adopted pursuant to the Sarbanes-Oxley Act.

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

To our knowledge, based solely on a review of the copies of such reports received by us and certain written representations that no other reports were required, we believe that for the fiscal year ended December 31, 2014, all of our officers, directors and 10% beneficial owners complied with the requirements of Section 16(a), except that a Form 3 for Mark Gladwell was filed late.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the compensation paid to our “named executive officers.” Based on 2014 total compensation, our named executive officers are:

•	Namal Nawana, President and Chief Executive Officer, or our CEO;

•	Avi Pelossof, Global President, Infectious Disease;

•	Daniella Cramp, Global President, Cardiometabolic;

•	Sanjay Malkani, Global President, Toxicology;

•	Ron Zwanziger, former President and Chief Executive Officer, or our former CEO; and

•	Dave Teitel, former Chief Financial Officer, Vice President and Treasurer.

Philosophy and Objectives

The objective of our executive compensation program for 2014 was to attract, retain and motivate the talented and dedicated executives who were critical to our goals of continued growth, innovation, increasing profitability and, ultimately, maximizing stockholder value. Specifically, we sought to attract and reward executives who displayed certain fundamental leadership characteristics that we had identified as consistent with our corporate goals and culture. We provided our named executive officers, as well as a broad group of executives whom we believe to be critical to achievement of our strategic goals, with what we believed to be a competitive total compensation package, consisting primarily of base cash compensation, performance-based incentive compensation packages, including both equity and cash components, and a broad-based benefits program. In addition, following our appointment in October 2014 of Mr. Nawana as our CEO and President and the shift in our strategic focus that followed, we also provided retention packages consisting of stock-based compensation awards and change of control benefits to each of our named executive officers and other members of our management whom our Compensation Committee deemed critical to the success of our revised strategic objectives.

Our 2014 compensation program was designed to reward each executive’s individual performance by considering generally their past and potential contributions to our achievement of key strategic goals, such as revenue generation, organic growth, margin improvement and the establishment and maintenance of key strategic relationships. These factors were considered, along with other factors, in assessing base cash compensation and determining the amount of performance-based incentive compensation to be awarded to each executive. Our 2014 executive compensation program aimed to provide a risk-balanced compensation package which was competitive in our market sector and, more importantly, relevant to the individual executive. In addition, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act, at our 2013 annual meeting of stockholders, we submitted a non-binding, advisory proposal to our stockholders to approve the compensation paid to our named executive officers for 2012. Ninety-eight percent of our stockholders who cast votes on that proposal supported our executive compensation practices for 2012, as set forth in our 2013 proxy statement. Our Compensation Committee interpreted the results of this advisory vote as a strong affirmation of our overall executive compensation practices. Our Compensation Committee considered this very high level of support from stockholders when it implemented our executive compensation program for 2014. At our annual meeting of stockholders in August 2014, we submitted a similar non-binding advisory proposal to our stockholders to approve the compensation paid to our named executive officers for 2013. Ninety-nine percent of our stockholders who cast votes on that proposal supported our executive compensation practices for 2013, as set forth in our 2013 proxy statement. Our Compensation Committee again interpreted the results of this advisory vote as a strong affirmation of our overall executive compensation practices. The Compensation Committee was aware of the results of this advisory vote at the time it assessed achievement of the performance goals established as part of our 2014 executive compensation program, which are described in more detail below.

Our policy for allocating between base cash compensation and incentive compensation for 2014 was to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize value for our company and our stockholders. For 2014, we provided base cash compensation to meet competitive cash compensation norms and performance-based compensation that included the potential for the executives to earn cash-based and stock-based awards to reward superior performance against annual strategic targets and long-term stock price appreciation. Our Compensation Committee believed that this compensation structure would appropriately focus our executives’ attention on achievement of our stated corporate objectives and long-term stock price appreciation. In 2014, this general compensation structure was supplemented by retention packages consisting of additional stock-based awards and change of control agreements, which our Compensation Committee deemed to be advisable in light of the significant management and strategic changes which occurred during the year.

Executive Compensation Process

The compensation of our named executive officers, as well as our other executive officers, has been reviewed by our Compensation Committee at least annually for consistency with our compensation philosophy and objectives. Our management, including our CEO and our former CEO, participated in this review by making its own recommendations as to the base cash compensation and performance-based compensation of our executive officers to the Compensation Committee. The Compensation Committee has considered the recommendations of management in assessing executive compensation, but from time to time it has also gathered and relied on other data and resources, and from time to time has utilized the services of a compensation consultant in reviewing and determining executive compensation.

In reviewing executive compensation for 2014, the Compensation Committee and management considered the practices of companies of similar size, geographic location and market focus. For this purpose, management and the Compensation Committee utilized the 2013 Radford Global Life Sciences Survey, or the 2013 Radford Survey, which provided comprehensive baseline compensation data on positions at the executive, management and professional levels, including base cash compensation, total cash compensation, options and other equity compensation, for almost 700 multinational life sciences companies. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this compensation information is an important part of our compensation-related decision-making process.

In 2013, the Compensation Committee engaged a compensation consultant, Radford, an Aon Hewitt company, to assist the committee in assessing total compensation of certain of our named executive officers for that year. As part of its engagement, Radford assisted the Compensation Committee in assessing the competitiveness of the compensation of those named executive officers compared to the peer group of companies used by our Compensation Committee, which was identified in 2012 with the assistance of Radford. The peer group selected by the Compensation Committee for purposes of evaluating the compensation of those named executive officers consisted of eighteen publicly traded companies in a similar industry space and with similar revenues and market capitalizations. Of the peer group companies, 22% were health management companies and 78% were diagnostics/medical equipment companies.

Specifically, the 2013 peer group consisted of the following companies:

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

The Compensation Committee did not make any changes to this peer group for purposes of determining executive compensation in 2014. In February 2015, in light of a number of factors, including our renewed strategic focus on diagnostics and the January 2015 sale of our health management business, our Compensation Committee reassessed the composition of our peer group. Following that assessment, our Compensation Committee updated our peer group to be as follows:

•	Bio-Rad Laboratories, Inc.

•	Bruker Corporation

•	Cepheid Inc.

•	Charles River Laboratories International, Inc.

•	CR Bard, Inc.

•	Edwards Lifesciences LLC

•	Hologic, Inc.

•	IDEXX Laboratories, Inc.

•	Laboratory Corporation of America Holdings

•	Omnicare, Inc.

•	PerkinElmer, Inc.

•	Quest Diagnostics Incorporated

•	Quidel Corporation

•	Resmed Inc.

•	Teleflex Incorporated

•	The Cooper Companies Inc.

•	Varian Medical Systems, Inc.

•	Waters Corporation

In 2014, pursuant to our Annual Executive Incentive Compensation Process, or the Annual Incentive Process, we offered annual performance-based incentive compensation packages under which a broad group of executives and managers worldwide were eligible to receive stock-based awards, consisting of performance options and cash awards based on the achievement of stated performance conditions. Our named executive officers, with the exception of our former CEO, all participated in the Annual Incentive Process during 2014. The performance options granted as part of the 2014 Annual Incentive Process have an exercise price of $36.74 per share representing the closing price for the Company’s common stock on the date of grant, February 28, 2014. The performance options will vest over four years in equal annual installments commencing one year from the grant date, subject to satisfaction of a number of corporate and, in some cases, business-level performance criteria applicable to calendar year 2014 performance. The performance criteria for the performance options were consistent with the definition of performance criteria set forth in the 2010 Plan and included earnings per share targets, organic growth targets and, in the case of certain executive officers, return on investment capital targets, as well as other performance criteria which vary from individual to individual. The performance options have a term of ten years from the date of grant. The Compensation Committee also granted a contingent, performance-based cash award, or a Cash Award, to each executive and manager who received a performance option. Each Cash Award entitles the recipient to receive a cash payment equal to the appreciation, if any, of our stock price during 2014 multiplied by the number of shares subject to the performance options granted to that person for which the 2014 performance criteria were achieved and are payable in two equal annual installments commencing one year from the grant date, subject to continued employment.

Our Annual Incentive Process is not intended to preclude the Compensation Committee from making equity or other awards outside this process in appropriate circumstances, and the process is expected to evolve from year to year. In particular, the Compensation Committee expects to continue to make grants under our stockholder-approved stock option and incentive plans, or our Option Plans, outside the Annual Incentive Process in connection with changes in responsibility, significant accomplishments, new hires and in other appropriate circumstances.

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

Retention RSUs and Change of Control Agreements

In August 2014, while in the midst of a comprehensive review of our business strategy and subsequent to the announcement of significant changes in our senior leadership, including the resignations of our CEO and two other co-founders, our Compensation Committee determined that it was advisable to supplement our general compensation structure with retention awards in an effort to ensure the continued availability of the services of certain senior executives. To that end, our Compensation Committee awarded restricted stock units, or the Retention RSUs, to a number of executives, including each of our named executive officers other than our CEO and our former CEO. The Retention RSUs vest over three years in equal annual installments commencing one year from the grant date and provide for vesting in full if the holder is terminated by us without cause (as defined in the Retention RSUs) or by the executive with good reason (as defined in the Retention RSUs) during the 12 months following a change of control of Alere. The Compensation Committee established the size of each award after considering benchmark data from the Radford 2014 Global Life Sciences Survey relating to public medical device and diagnostic companies with market capitalizations between $1 billion and $9 billion. The Committee also considered the impact of these awards on our burn rate and dilution and determined that these retention-based awards were consistent with the best interests of our stockholders given the fundamental strategic and management changes underway at the time.

In October 2014, we entered into change of control agreements with our named executive officers (other than our former CEO) in order to provide them with incentives to remain with us through the consummation of any change of control rather than to seek alternative employment. The agreements were provided in the context of the fundamental strategic and management changes referred to above but also in response to certain public statements made by our former CEO in September 2014, and the terms of the agreements were deemed necessary and advisable and in the best interest of shareholders under those circumstances. These agreements provide that if the executive’s employment is terminated by us without cause (as defined in the agreement) or by the executive with good reason (as defined in the agreement) within 12 months following a change of control of Alere (as defined in the agreement), then all unvested equity awards held by the executive will immediately vest in full and the executive will be entitled to receive:

•	salary continuation for a period of 18 months, calculated at the highest rate in effect for the executive at any time during the 12 months immediately preceding the termination date;

•	the cash component of any outstanding awards granted to the executive;

•	continued payment of health insurance premiums (less the active employee cost of such coverage) for a period of 18 months;

•	three months of outplacement support services; and

•	if any payments to the executive constitute “excess parachute payments” under Section 280G of the Internal Revenue Code, a gross-up payment such that the net amount received by the executive, after the deduction of applicable taxes, will be equal to the amount that the executive is otherwise entitled to receive under the terms of the agreement.

In addition, the executive will be released from any non-competition provisions included in any agreement with us. The executive will be entitled to the foregoing benefits, without any termination of employment, if we fail to obtain a written agreement from any successor to assume and perform our obligations under the agreement and to deliver such agreement to the executive prior to the succession. The agreement further provides that we will indemnify the executive to the fullest extent permitted by law, including the payment of expenses incurred by or on behalf of the executive in connection with any threatened, pending or completed action, suit, investigation or other proceeding, whether or not by us or in our right.

Elements of Standard Compensation

For 2014, executive compensation consisted of the following elements:

Base Cash Compensation. Base cash compensation was established based on the factors discussed above. We sought to ensure that the base cash compensation of our named executive officers would be competitive by targeting annual base salary for a particular individual near the average of the range of annual cash compensation (base cash compensation plus annual non-equity incentive compensation) for executives in similar positions with similar responsibilities at companies in our peer group. Other elements of compensation, including past and present grants of stock-based awards, were also considered. The Compensation Committee believed that competitive base cash compensation was necessary to attract and retain a management team with the requisite skills to lead our company. In 2014, based on its analysis of our salary objectives, the various factors discussed above, the 2013 Radford Survey and updated Radford benchmarking and other analysis and input from Radford, and considering the total compensation of our named executive officers, the annual base salaries paid to Mr. Nawana, Mr. Teitel and Mr. Pelossof were increased from $800,000, $412,000 and $450,000, respectively, to $1,050,000, $430,000 and $500,000, respectively, representing increases of 31%, 4% and 11%, respectively. In approving the base salary increases for each of these named executive officers, the Compensation Committee considered an analysis of total compensation for comparable executives, and in Mr. Nawana’s case his promotion to Chief Executive Officer, with the intention of moving, over one or more years, each named executive officer’s base salary to approximately the 50th percentile of base salary for executives in comparable roles. In comparing total cash compensation of our named executive officers to total cash compensation of comparable executives, the Compensation Committee considered each individual’s background, expertise and experience, and individual performance and past contributions to our overall goals and objectives. While many of these factors are subjective measures, and are not based on any stated quantified objectives, they played an important role in the Compensation Committee’s decision-making process. These subjective factors were considered in the aggregate and, accordingly, no specific factor played a greater role in determining the base salary increases. The Compensation Committee did not adjust the base salaries of the other named executive officers during 2014.

Stock Options and Stock-based Awards. For 2014, our Compensation Committee believed that the use of stock options and other stock-based awards would continue to offer the best approach to achieving our long-term compensation goals. Consistent with this belief, our Option Plans were established to provide certain of our employees, including our named executive officers, with incentives to help align those employees’ interests with the interests of stockholders and with our long-term success. Pursuant to our Option Plans, which allow our Compensation Committee to grant a number of different types of stock-based awards, we have relied primarily on stock options and RSUs to provide equity incentive compensation to our named executive officers. Stock options granted to our named executive officers in 2014 had an exercise price equal to the fair market value of our common stock on the grant date. Our stock options have typically vested 25% per annum based upon continued employment over a four-year period, and generally have had terms expiring ten years after the date of grant. Stock option grants to our named executive officers have been made in connection with the commencement of employment, in conjunction with an annual review of total compensation and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. While our Compensation Committee expects to continue to grant stock options and RSUs on an ad hoc basis as circumstances warrant (consistent with the granting policy described below), in the future we expect that stock-based awards will primarily be granted to our named executive officers as part of the Annual Incentive Process. Proposals to grant stock options to our named executive officers in 2014, including those made in connection with the Annual Incentive Process, were made by our CEO or former CEO to the Compensation Committee. With respect to proposals for grants made to our named executive officers in 2014, the Compensation Committee reviewed consultant reports, as discussed above, individual performance, the executive’s existing compensation and other retention considerations. In determining the number of stock options or RSUs to be granted to our named executive officers during 2014, the Compensation Committee considered the estimated Black-Scholes valuation of each proposed stock option grant and the current fair market value of each proposed RSU grant. Generally, stock-based awards for each named executive officer in 2014 were based on the factors discussed above and were intended to be valued near the average of the range of the value of long-term incentive awards for executives in similar positions with similar responsibilities at companies in our peer group, although other elements of compensation, including salary, were also considered.

Generally, stock-based awards to named executive officers have been granted in conjunction with meetings of our Board of Directors and, with respect to stock options, in accordance with our previously adopted stock option granting policy, which includes the following elements:

•	Options to purchase shares of our common stock shall be granted effective as of the last calendar day of the following months: February, April, June, August, October and December (each such date, a “Grant Date”);

•	For each employee (or prospective employee) that is not (or, upon hire, will not be) subject to Section 16 of the Exchange Act, the CEO shall have the authority to grant, in his sole discretion, an option or options to purchase up to an aggregate of 5,000 shares of common stock (on an annual basis); provided, however, that the total number of shares of common stock underlying such option grants shall not exceed 150,000 per calendar year.

•	Grants of options to existing employees shall be effective as of, and the grant date thereof shall for all purposes be deemed to be, the Grant Date following the date of approval (except that any grants subject to stockholder approval shall be effective as of the date of stockholder approval).

•	Options approved for new hires, including those hired through acquisitions, shall be effective as of, and the grant date thereof shall for all purposes be deemed to be, the Grant Date following the later of (i) the date of such approval or (ii) the date on which the new hire’s employment commences.

For 2014, each of our named executive officers other than our former CEO participated in the Annual Incentive Process and was awarded a performance-based compensation package consisting of stock options and a Cash Award. The primary purpose of the Cash Awards was to further incent executives to achieve shorter-term results based upon the price appreciation of our common stock during the performance period. Cash Awards vest over two years if performance targets are met during the target year. There were numerous performance conditions applicable to these awards, including both corporate performance goals and individual performance goals, all of which had to be satisfied in order for the awards to vest in full. For our named executive officers, vesting of 80% of each award was tied to achievement of corporate performance goals, and vesting of the remaining 20% was tied to achievement of individual performance goals. The awards provided that, if the corporate performance goals were not met, only 50% of the portion of the awards tied to achievement of individual goals would be eligible to vest. Vesting under the awards with respect to the corporate performance measures was conditioned upon achievement of at least the minimum targeted level for earnings per share as well as the minimum targeted level for either organic growth or return on invested capital. The corporate performance measures, which included targets correlating to 50%, 75% and 100% achievement of each respective measure, included earnings per share targets of $2.59, $2.63 and $2.67, organic growth targets of 6.29%, 6.88% and 7.46% and return on invested capital targets of 11.8%, 11.9% and

12.0%. The Compensation Committee determined that none of the corporate performance goals was met. As a result, no performance-based options attributable to corporate performance vested, and only 50% of the performance-based options attributable to individual performance were eligible to vest.

Mr. Nawana’s 2014 performance-based compensation package was based upon 30,000 shares of common stock. Although Mr. Nawana did meet certain of his individual performance goals, Mr. Nawana decided, based upon the fact that executives and other employees were receiving smaller than expected awards because the corporate performance targets applicable to all 2014 performance-based compensation packages had not been met, that he would forfeit the 3,000 shares which would have otherwise vested under his performance option, as well as the related Cash Award.

Each of Mr. Pelossof’s and Ms. Cramp’s 2014 performance-based compensation package was based upon 20,000 shares of our common stock. The Compensation Committee determined that each of Mr. Pelossof’s and Ms. Cramp’s individual performance goals were met at the 100% level. As a result, each of Mr. Pelossof’s and Ms. Cramp’s performance-based options vested as to 5,000 shares of our common stock, and the Cash Award granted to each of Mr. Pelossof and Ms. Cramp became payable in an aggregate amount equal to $9,000 which, subject to continued employment, will be paid in two equal annual installments beginning in March 2015.

Mr. Malkani’s performance-based compensation package was based upon 15,000 shares of our common stock. The Compensation Committee determined that Mr. Malkani’s individual performance goals were met at the 90% level. As a result, Mr. Malkani’s performance-based options vested as to 3,375 shares of our common stock, and the Cash Award granted to Mr. Malkani became payable in an aggregate amount equal to $6,075 which, subject to continued employment, will be paid in two equal annual installments beginning in March 2015.

Mr. Teitel’s performance-based compensation package was based upon 15,000 shares of our common stock. The Compensation Committee determined that Mr. Teitel’s individual performance goals were met at the 50% level. As a result, Mr. Teitel’s performance-based option vested as to 750 shares of our common stock, and the Cash Award granted to Mr. Teitel became payable in an aggregate amount equal to $1,350 which, subject to continued employment, will be paid in two equal annual installments beginning in March 2015.

In addition to awards under the Annual Incentive Process, each of our named executive officers other than our CEO and our former CEO received Retention RSUs as described above. Mr. Pelossof, Ms. Cramp, Mr. Malkani and Mr. Teitel received 20,000, 20,000, 15,000 and 15,000 Retention RSUs, respectively. The Compensation Committee established the number of Retention RSUs granted to each named executive officer based on several factors, including but not limited to the perceived level of individual accountability for overall corporate individual performance and stock-based grant history.

Acceleration Upon a Change of Control. In addition to acceleration of vesting under the change of control agreements described above, under the terms of our Option Plans, the vesting of all stock options granted before April 22, 2015 accelerates in full upon a change of control of Alere (as defined in the Option Plans). On or about April 22, 2015, we amended our 2010 Plan to provide for “double trigger” acceleration for awards granted thereafter to employees and directors, unless otherwise provided in an award agreement or another agreement with the recipient. Under the amended terms of the 2010 Plan, an employee’s or director’s stock options and stock appreciation rights will automatically become full exercisable, and conditions and restrictions on restricted stock awards, restricted stock units and performance share awards will be removed, upon the termination of employment by us without cause (as defined in the 2010 Plan) or by the employee with good reason (as defined in the 2010 Plan) (or, in the case of a director, the termination of his or her service as a director for any reason) within one year after a change of control of Alere (as defined in the 2010 Plan). However, if no provision is made for the assumption, continuation or substitution of awards under the 2010 Plan upon a change of control, then such awards will accelerate upon the change of control. Our outstanding RSUs, including the Retention RSUs but excluding the RSUs awarded to Mr. Nawana in 2012, which are discussed below, provide for full vesting in the event of the involuntarily termination of the holder’s employment without cause (as defined in the RSU), or the holder’s resignation for good reason (as defined in the RSU), within one year after a change of control of Alere (as defined in the RSU). Under the terms of 110,000 RSUs awarded to Mr. Nawana in 2012, of which 105,000 RSUs have vested, if Mr. Nawana’s employment is involuntarily terminated without cause within three years of his hiring, his RSUs will accelerate and fully vest. These RSUs will also accelerate and fully vest if Mr. Nawana voluntarily terminates his employment, other than in the presence of facts of circumstances which would constitute cause for termination by us.

Other Compensation. Our named executive officers’ service with our company is at will. The named executive officers were not eligible to participate in, and did not have any accrued benefits under, any company-sponsored defined benefit pension plan in 2014. They were eligible to, and in some cases did, participate in defined contributions plans, such as a 401(k) plan, on the same terms as other employees. The terms of these defined contribution plans varied depending on the jurisdiction of employment of the executive. In addition, consistent with our compensation philosophy, the Compensation Committee maintained in 2014 generally the same benefits and perquisites for our executive officers as in prior years, which consisted of certain matching contributions under our defined benefit plans and payment of life insurance premiums. The Compensation Committee believes that the benefits and perquisites provided to our named executive officers in 2014 were similar to median competitive levels for companies in our peer group. Finally, all of our named executive officers were eligible to participate in our other employee benefit plans, including medical, dental, life and disability insurance.

Nawana’s Promotion to President and CEO

In connection with his promotion to full-time President and Chief Executive Officer and appointment to our Board of Directors in October 2014, the Compensation Committee awarded Mr. Nawana an increased salary, as described above, a cash bonus of $500,000 payable in January 2015 covering his service as Interim Chief Executive Officer and Chief Operating Officer during 2014 and a target bonus opportunity for 2015 equal to 100% of his annual base salary, with a minimum payout of 50% of his annual base salary and a maximum payout of 150%. The awards were intended to provide Mr. Nawana with total compensation appropriate for CEOs of our peer group, to recognize his superior performance in the interim CEO role since June 2014 and to provide incentive compensation for 2015. Accordingly, the Compensation Committee and Mr. Nawana agreed that this bonus opportunity would be in lieu of any other annual incentive compensation plan to be implemented for executives for 2015.

The Compensation Committee also granted Mr. Nawana additional stock-based awards consisting of a grant of 50,000 RSUs, a grant of 100,000 nonqualified stock options and a grant of 150,000 performance stock units, or PSUs. Mr. Nawana’s stock-based awards were determined, first, by looking at competitive benchmark CEO compensation data, based on an analysis by Radford, and targeting the 75th percentile of annual stock-based compensation. After determining the desired value of total stock-based compensation, the committee utilized a combination of performance-based, time-based and full value stock-based awards in order to provide retention and performance incentives over both the short and long term. The RSUs vest in three equal annual installments commencing on the first anniversary of the date of grant, in each case only if Mr. Nawana remains employed by us on the applicable vesting date. The nonqualified stock options vest in four equal annual installments commencing on the first anniversary of the date of grant, in each case only if Mr. Nawana remains employed by us on the applicable vesting date. The exercise price of the nonqualified stock options is equal to the closing price of our common stock on the date of grant, and the options otherwise have terms consistent with prior grants of stock options to our executives. The PSUs vest over three years in equal installments to the extent stock-price targets have been met, provided Mr. Nawana remains employed by us on the applicable vesting date. The RSUs provide for vesting in full if Mr. Nawana’s employment is terminated by us without cause (as defined in the RSUs) or by Mr. Nawana with good reason (as defined in the RSUs) during the 12 months following a change of control (as defined in the RSUs). The PSUs provide that, in the event of a change of control (as defined in the PSUs), (i) the PSUs will continue to vest based solely on continued employment and without regard to achievement of the performance targets and (ii) the PSUs will vest in full if Mr. Nawana’s employment is terminated by the Company without cause (as defined in the PSUs) or by Mr. Nawana with good reason (as defined in the PSUs) during the 12 months following such change of control. The Compensation Committee believes that these change of control arrangements, which were negotiated with Mr. Nawana as part of our effort to induce him to accept the position of President and Chief Executive Officer, will help to ensure the continued availability of his services in the event of a potential change of control, which the Compensation Committee believes will help to preserve value in the event of such a transaction.

Executive Stock Ownership Guidelines

The Compensation Committee believes that significant stock ownership by certain executive officers is important to align the interests of our named executive officers with those of our stockholders. Under the stock ownership guidelines established in 2013, as updated in 2015, our Chief Executive Officer, Chief Financial Officer and other named executive officers must beneficially own a number of shares of our common stock with an aggregate value, measured as of the later of December 11, 2013 and the date first subject to the stock ownership guidelines, equal to or in excess of a specified multiple of the individual’s base salary within five years of adoption of the policy or the date the executive first becomes subject to the stock ownership guidelines, whichever is later, as follows:

•	for our CEO, five times base salary; and

•	for our CFO and other named executive officers, one times base salary.

These multiples were determined in part based upon practices of peer group companies and the Compensation Committee’s understanding of competitive market practices.

In 2015, the Compensation Committee updated our stock ownership guidelines to add a retention requirement until the executive achieves his or her targeted stock ownership. Until such time, named executive officers are required to retain fifty percent of any shares received as a result of any stock-based awards granted to them by us, net of any shares sold or netted to pay the exercise price of stock options and withholding taxes. Shares of common stock underlying stock options, shares of restricted stock and unvested stock units do not count toward satisfaction of the ownership requirements under the guidelines.

Policy Prohibiting Hedging

Under our insider trading policy and procedures, our named executive officers are prohibited from hedging Alere stock through short selling or through the purchase or sale of puts, call or options on such stock.

Tax Implications

Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on our tax return of compensation over $1,000,000 to certain of the named executive officers unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by our stockholders. We have periodically reviewed the potential consequences of Section 162(m) and on occasion have sought to structure the performance-based portion of our executive compensation to comply with the exemptions available under Section 162(m). We believe that options granted in 2014 under our Option Plans generally qualify as performance-based compensation under Section 162(m). However, not all compensation will so qualify. For example, we do not believe that the RSUs granted to our named executive officers will qualify as performance-based compensation and, accordingly, we may be unable to deduct some or all of the compensation expense associated with any RSUs that vest.

Compensation Committee Report

We, the Compensation Committee, have reviewed and discussed the Compensation Discussion and Analysis beginning on page 6 of this Annual Report with management.

Based on this review and discussion, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE

Stephen P. MacMillan, Chairperson

Håkan Björklund, Member

Carol R. Goldberg, Member

Brian A. Markison, Member

Compensation Committee Interlocks and Insider Participation

During 2014, the members of the Compensation Committee were Mr. MacMillan (Chairperson), Ms. Goldberg, Mr. Björklund, Mr. Markison and Mr. Levy (through September 24, 2014). No member of the Compensation Committee has ever been an officer or employee of ours or any of our subsidiaries. None of our executive officers serves as a director or member of the compensation committee of another entity in a case where an executive officer of such other entity serves as a director of ours or a member of our Compensation Committee.

Compensation of Executive Officers and Directors

Set forth below is information regarding the compensation of our named executive officers.

Summary Compensation Table. The following table sets forth information regarding the named executive officers’ compensation for the fiscal years 2014, 2013 and 2012. For our named executive officers, the amount of salary and bonus represented between 18% and 99% of the named executive officers’ total compensation for 2014.

Summary Compensation Table for 2014

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(2)			Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)		Total Compensation ($)
Namal Nawana Director, Chief Executive Officer and President	2014 2013 2012	$ $ $	882,115 784,615 3,077	$	— 275,000 —	$ $	1,998,500 — 2,020,700	$ $ $	1,798,886 247,637 1,468,530	(5) (5)	$201,139 — —	$ $	4,440 540 —	$ $ $	4,885,080 1,307,792 3,492,307

Avi Pelossof Global President, Infectious Disease	2014		$486,346		—		$709,000		$280,481	(5)	$124,203		$7,040		$1,607,070

Daniella Cramp Global President, Cardiometabolic	2014		$548,077		—		$709,000		$280,481	(5)	$130,740		$5,944		$1,674,242

Sanjay Malkani Global President, Toxicology	2014		$650,000		—		$709,000		$210,360	(5)	$130,740		$7,290		$1,707,390

Ron Zwanziger Former Chief Executive Officer	2014		$578,750		—		—		—		—		$315		$579,065
	2013		$954,808		—		—		$7,221,375		—		$540		$8,176,723
	2012		$900,000		—		—		$2,940,000		—		$1,080		$3,841,080

David Teitel Former Chief Financial Officer	2014		$425,085		—		$531,750		$210,360	(5)	$98,386		$8,306		$1,273,887
	2013		$408,770		—		—		$123,819	(5)	—		$8,190		$540,779
	2012		$393,269		—		—		$73,353	(5)	—		$8,580		$475,202

(1)	These amounts represent the aggregate grant date fair value of restricted stock units awarded during 2014, and in the case of Mr. Nawana, in 2012 as well, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (FASB ASC Topic 718), excluding estimated forfeitures. Under FASB ASC Topic 718, the grant date fair value of each restricted stock unit is equal to the closing price of our common stock on the grant date, or $39.97 per share for Mr. Nawana’s 2014 award, $18.37 per share for Mr. Nawana’s 2012 award, and $35.45 per share for the other named executive officers’ 2014 awards.
(2)	These amounts represent the aggregate grant date fair value of stock option awards made during 2014, 2013 and 2012, respectively, calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See Note 14 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the relevant assumptions used in calculating these amounts.
(3)	These amounts represent the amount of cash awards under our 2013 annual incentive plan that vested and were paid during 2014. These awards were payable in two equal annual installments in 2014 and 2015, subject to the recipient’s continued employment by us. The aggregate amount of each cash award is equal to the appreciation, if any, of our stock price during 2013 multiplied by the number of shares subject to the performance options granted to the recipient for which the 2013 performance criteria were achieved.
(4)	The amounts in this column include for 2014: (a) matching contributions we made to our defined contribution plans in the amounts of $3,900, $6,500, $5,404, $6,750 and $7,766 on behalf of Mr. Nawana, Mr. Pelossof, Ms. Cramp, Mr. Malkani and Mr. Teitel, respectively; and (b) life insurance premiums paid in the amounts of $540 on behalf of all named executive officers except Mr. Zwanziger, for whom the amount paid was $315. The amounts in this column include for 2013: (a) a matching contribution we made to our defined contribution plans in the amount of $7,650 on behalf of Mr. Teitel; and (b) life insurance premiums paid in the amounts of $540 on behalf of the named executive officers. The amounts in this column include for 2012: (a) a matching contribution we made to our defined contribution plans in the amounts of $7,500 on behalf of Mr. Teitel; and (b) life insurance premiums paid in the amounts of $1,080 on behalf of each of Messes. Zwanziger and Teitel.
(5)	The grant date fair value of these stock options is based on our assessment, as of the grant date, of the probable outcome of applicable performance conditions. Assuming the highest possible level of achievement of the performance conditions, the grant date fair value would have been $1,807,473 and $252,690 for Mr. Nawana in 2014 and 2013, respectively; $286,205 for Mr. Pelossof in 2014; $286,205 for Ms. Cramp in 2014; $214,653 for Mr. Malkani in 2014; and $214,653, $126,346 and $74,850 for Mr. Teitel in 2014, 2013 and 2012, respectively.

Grants of Plan-Based Awards. The following table sets forth certain information with respect to the grant of plan-based awards to the named executive officers in 2014.

Grants of Plan-Based Awards for 2014

Name	Grant Date(1)	Compensation Committee Approval Date(1)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards		Estimated Future Payouts Under Equity Incentive Plan Awards – Target (#)		All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($ /Sh)(5)	Grant Date Fair Value of Stock and Option Awards(6)
			Shares Underlying Award (#)(2)	Target ($)(2)
Namal Nawana	2/28/2014	2/27/2014	30,000	(2)	—		—	—	—	—
	2/28/2014	2/27/2014	—	—	30,000	(7)	—	—	$36.74	$429,307
	10/31/2014	10/23/2014	—	—	—		—	100,000	$39.97	$1,378,165
	10/31/2014	10/23/2014	—	—	—		50,000	—	$—	$1,998,500
Avi Pelossof	2/28/2014	2/27/2014	20,000	(2)	—		—	—	—	—
	2/28/2014	2/27/2014	—	—	20,000	(7)	—	—	$36.74	$286,205
	8/31/2014	8/28/2014	—	—	—		20,000	—	$—	$709,000
Daniella Cramp	2/28/2014	2/27/2014	20,000	(2)	—		—	—	—	—
	2/28/2014	2/27/2014	—	—	20,000	(7)	—	—	$36.74	$286,205
	8/31/2014	8/28/2014	—	—	—		20,000	—	$—	$709,000
Sanjay Malkani	2/28/2014	2/27/2014	15,000	(2)	—		—	—	—	—
	2/28/2014	2/27/2014	—	—	15,000	(7)	—	—	$36.74	$214,653
	8/31/2014	8/28/2014	—	—	—		20,000	—	$—	$709,000
Ron Zwanziger	N/A	—	—	—	—		—	—	$—	$—
David Teitel	2/28/2014	2/27/2014	15,000	(2)	—		—	—	—	—
	2/28/2014	2/27/2014	—	—	15,000	(7)	—	—	$36.74	$214,653
	8/31/2014	8/28/2014	—	—	—		15,000	—	$—	$531,750

(1)	The grant dates of the options for the named executive officers are in accordance with our option granting policy. Under this policy, grants of options approved by the Compensation Committee for existing employees shall be effective as of the next applicable “Grant Date” (except that any grants subject to stockholder approval shall be effective as of the date of stockholder approval). Under this policy, “Grant Date” means the last day of the following months: February, April, June, August, October and December.
(2)	Amounts in these columns represent Cash Awards under our Annual Incentive Process, which were subject to performance conditions set forth in related Stock Option Awards. Under the terms of the Process, the executives were eligible to receive, upon satisfaction of applicable performance conditions and certification by the Compensation Committee, a Cash Award with a maximum value equal to the appreciation in the price of one share of our common stock during 2014 times the number of shares set forth in the table. Any cash value is payable in two equal installments in March 2015 and March 2016, subject to the executive’s continued employment on the date of payment. On February 25, 2015, the Compensation Committee certified the degree to which the performance conditions for the related Stock Option Awards had been satisfied and determined that the Cash Awards should be calculated as follows: Mr. Pelossof on the basis of 5,000 shares with an aggregate value of $9,000; Ms. Cramp on the basis of 5,000 shares with an aggregate value of $9,000; Mr. Malkani on the basis of 3,375 shares with an aggregate value of $6,075; and Mr. Teitel on the basis of 750 shares with an aggregate value of $1,350. When Mr. Nawana accepted his appointment as our CEO in October 2014, he voluntarily forfeited this award in lieu of other equity compensation. For more information regarding our Annual Incentive Process, including the performance conditions, see “Compensation Discussion and Analysis” beginning on page 6 of this annual report.
(3)	All restricted stock unit awards were made under our 2010 Stock Option and Incentive Plan and were granted for no consideration. The terms of these awards provide for vesting and release in three equal annual installments, commencing on the first anniversary of the date of grant and conditioned upon the recipient’s continued employment with us on the applicable vesting date.
(4)	All stock option awards were made under our 2010 Stock Option and Incentive Plan. The terms of these options provide for vesting in four equal annual installments, commencing on the first anniversary of the date of grant and conditioned upon the recipient’s continued employment with us on the applicable vesting date. The options generally expire on the tenth anniversary of the grant date or, if earlier, three months after the recipient’s employment terminates.
(5)	The exercise price of the stock option awards is equal to the closing price of our common stock on the applicable Grant Date.

(6)	These amounts represent the aggregate grant date fair value of restricted stock units and stock option awards granted during 2014, calculated in accordance with FASB ASC Topic 718, excluding estimated forfeitures. See Note 13 of the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the relevant assumptions used in calculating these amounts. For stock option awards subject to performance conditions, as described in note (7), the grant date fair value is based on our assessment, as of the grant date, of the probable outcome of applicable performance conditions.
(7)	These amounts represent stock option awards under our Annual Incentive Process, which were subject to performance conditions as well as the vesting conditions described in note (4). On February 25, 2015, the Compensation Committee certified the degree to which the performance conditions had been satisfied and determined that the stock option awards for Mr. Pelossof would be eligible to vest on the basis of 5,000 shares; Ms. Cramp on the basis of 5,000 shares; Mr. Malkani on the basis of 3,375 shares; and Mr. Teitel on the basis of 750 shares. When Mr. Nawana accepted his appointment as our CEO in October 2014, he voluntarily forfeited this award in lieu of other equity compensation. For more information regarding our Annual Incentive Process, including the performance conditions, see “Compensation Discussion and Analysis” beginning on page 6 of this annual report.

Outstanding Equity Awards at Fiscal Year-End. The following table sets forth certain information with respect to outstanding options and stock awards held by the named executive officers at the end of 2014.

Outstanding Equity Awards at Fiscal Year-end for 2014

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(3)($)
Namal Nawana	—	—	—		—	—	100,000	(4)	$3,800,000	(4)
	100,000	100,000	—		$18.50	12-31-2022	—		—
	5,769	17,308	—		$25.68	4-30-2023	—		—
	—	100,000	—		$39.97	10-31-2024	—		—
	—	—	—		—	—	50,000	(5)	$1,900,000
Avi Pelossof	40,000	—	—		$38.70	1-01-2017	—		—
	10,000	—	—		$56.18	12-31-2017	—		—
	10,000	—	—		$19.15	10-31-2018	—		—
	2,500	—	—		$18.91	12-31-2018	—		—
	14,081	—	—		$35.58	6-30-2019	—		—
	5,000	—	—		$38.01	10-30-2019	—		—
	3,750	1,250	—		$38.64	2-28-2021	—		—
	15,000	5,000	—		$26.06	10-31-2021	—		—
	563	562	—		$25.43	2-28-2022	—		—
	25,000	25,000	—		$19.20	10-31-2022	—		—
	3,562	10,688	—		$25.68	4-30-2023	—		—
	6,250	18,750	—		$33.73	10-31-2023	—		—
	—	—	20,000	(6)	$36.74	2-28-2024	—		—
	—	—	—		—	—	20,000	(5)	$760,000
Daniella Cramp	10,000	—	—		$48.14	8-31-2017	—		—
	15,000	—	—		$60.09	10-31-2017	—		—
	10,000	—	—		$19.15	10-31-2018	—		—
	2,500	—	—		$18.91	12-31-2018	—		—
	14,709	—	—		$35.58	6-30-2019	—		—
	15,000	—	—		$38.01	10-30-2019	—		—
	3,750	1,250	—		$38.64	2-28-2021	—		—
	30,000	10,000	—		$26.06	10-31-2021	—		—
	750	750	—		$25.43	2-28-2022	—		—
	25,000	25,000	—		$19.20	10-31-2022	—		—
	3,750	11,250	—		$25.68	4-30-2023	—		—
	6,250	18,750	—		$33.73	10-31-2023	—		—
	—	—	20,000	(6)	$36.74	2-28-2024	—		—
	—	—	—		—	—	20,000	(5)	$760,000
Sanjay Malkani	35,000	—	—		$44.64	2-12-2018	—		—
	5,000	—	—		$19.15	10-31-2018	—		—
	2,500	—	—		$18.91	12-31-2018	—		—
	6,133	—	—		$35.58	6-30-2019	—		—
	10,000	—	—		$38.01	10-30-2019	—		—
	3,750	1,250	—		$38.64	2-28-2021	—		—
	7,500	2,500	—		$37.14	4-30-2021	—		—
	22,500	7,500	—		$26.06	10-31-2021	—		—
	1,950	1,950	—		$25.43	2-28-2022	—		—
	25,000	25,000	—		$19.20	10-31-2022	—		—
	3,750	11,250	—		$25.68	4-30-2023	—		—
	6,250	18,750	—		$33.73	10-31-2023	—		—
	—	—	15,000	(6)	$36.74	2-28-2024	—		—
	—	—	—		—	—	20,000	(5)	$760,000
Ron Zwanziger	—	—	—		—	—	—		—
Dave Teitel	5,000	—	—		$34.40	10-04-2016	—		—
	20,000	—	—		$38.10	12-15-2016	—		—
	20,000	—	—		$48.14	8-31-2017	—		—
	23,581	—	—		$35.58	6-30-2019	—		—
	10,000	—	—		$38.01	10-30-2019	—		—
	7,500	2,500	—		$26.06	10-31-2021	—		—
	188	187	—		$25.43	2-28-2022	—		—
	2,822	8,466	—		$25.68	4-30-2023	—		—
	—	—	15,000	(6)	$36.74	2-28-2024	—		—
	—	—	—		—	—	15,000	(5)	$570,000

(1)	Options become exercisable in four equal annual installments beginning on the first anniversary of the date of grant.
(2)	Unless otherwise noted, the expiration date of each option occurs ten years after the date of grant of such option.
(3)	The value attributable to the restricted stock units equals the closing price of our common stock as reported by the New York Stock Exchange on December 31, 2014, which was $38.00, multiplied by the number of unvested units underlying the award.
(4)	This award represents an RSU award granted on December 30, 2012 as an employment inducement award outside our stockholder-approved stock option and incentive plans pursuant to NYSE Rule 303A.08. The vesting of the RSU is as follows: 5,000 RSUs vested one year after the grant date on December 30, 2013, 5,000 RSUs vested two years after the grant date on December 30, 2014, and 100,000 RSUs will vest three years after the grant date on December 30, 2015. If Mr. Nawana’s employment is involuntarily terminated without cause within three years of his hiring, his RSUs will accelerate and fully vest. The RSUs will also accelerate and fully vest if Mr. Nawana terminates his employment voluntarily after his first year of employment, other than in the presence of facts or circumstances which would constitute cause for termination by us.
(5)	These awards represent RSUs granted on August 31, 2014 that become exercisable in three equal annual installments beginning on the first anniversary of the date of grant.
(6)	The vesting of these awards is subject to satisfaction of performance conditions; options for which the performance conditions are satisfied will become exercisable in four equal annual installments beginning on the first anniversary date of grant, subject to the executive’s continued employment on the date of vesting. On February 25, 2015, the Compensation Committee certified the degree to which the performance conditions had been satisfied and determined that the stock option awards for Mr. Pelossof would be eligible to vest on the basis of 5,000 shares; Ms. Cramp on the basis of 5,000 shares; Mr. Malkani on the basis of 3,375 shares; and Mr. Teitel on the basis of 750 shares. For information regarding a similar award forfeited by Mr. Nawana in October 2014, see notes (2) and (7) of the “Grants of Plan-Based Awards for 2014” table above. For more information regarding our Annual Incentive Process and these awards, including the performance conditions, see “Compensation Discussion and Analysis” beginning on page 6 of this annual report.

Option Exercises and Stock Vested. The following table sets forth certain information with respect to options exercised by the named executive officers and stock vested in 2014.

Option Exercises and Stock Vested for 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Namal Nawana	—	—	5,000	$190,950
Avi Pelossof	—	—	—	—
Daniella Cramp	—	—	—	—
Sanjay Malkani	—	—	—	—
Ron Zwanziger	—	—	—	—
David Teitel	10,000	$104,700	—	—

(1)	Represents the difference between the aggregate exercise price and the aggregate fair market value of the common stock on the date of exercise.
(2)	Represents the closing price of one share of our common stock on the date of vesting multiplied by the number of shares acquired on vesting.

Non-qualified Deferred Compensation Plans. During 2014, our named executive officers did not participate in any non-qualified defined contribution or other non-qualified deferred compensation plans.

Pension Benefits. During 2014, our named executive officers did not participate in any plan that provides for specified retirement benefits, or payments and benefits that will be provided primarily following retirement, other than defined contribution plans, such as our 401(k) savings plan.

Employment Agreement and Potential Payments upon Termination or Change-in-Control. Effective December 30, 2012, we entered into a Restricted Stock Unit Agreement with Mr. Nawana in connection with his appointment as our Chief Operating Officer, pursuant to which we granted to Mr. Nawana 110,000 RSUs, which vest over a period of three years. Under the terms of the Restricted Stock Unit Agreement, if Mr. Nawana’s employment is involuntarily terminated, without cause, within three years of the date of grant, or if Mr. Nawana terminates his employment voluntarily after one year, other than in the presence of facts or circumstances which would constitute cause for termination by us, his RSUs will accelerate and fully vest. The Restricted Stock Unit Agreement further provides that all of the RSUs will immediately vest upon a “change of control” of the Company, as that term is defined in the Restricted Stock Unit Agreement. The table below presents an estimate of the value of acceleration of vesting upon a change of control of Alere, assuming the occurrence of the change of control on December 31, 2014. The value of acceleration upon a termination of employment in either of the scenarios described above, assuming termination of Mr. Nawana’s employment on December 31, 2014, would be the same as the value shown in the table below.

In March 2013, we entered into a new at-will employment arrangement with Daniella Cramp in her role as Global President, Cardiometabolic. We agreed that, if we terminate her employment for any reason other than Cause or Disability (each as defined in the letter agreement), we would pay her 12 months of her then-current annualized base salary (less required taxes and deductions), contingent on her execution of a binding standard separation agreement containing a release of claims. We also agreed to pay her the same separation pay if she voluntarily terminates her employment before March 1,

2018, subject to the same contingency. The letter agreement provides that payments under it are intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended, and contains provisions for the potential deferral of payments as well as make-whole payments to Ms. Cramp for any penalties and taxes she may incur if we make payments that do not comply with Section 409A. Based on Ms. Cramp’s salary in effect on December 31, 2014 and assuming termination of her employment in any of the scenarios described above on December 31, 2014, we estimate that we would pay Ms. Cramp an aggregate of $548,077, which would be paid bi-weekly in accordance with our regular payroll practices. This amount does not reflect any reduction for taxes and other deductions.

In April 2015, we entered into an arrangement with Sanjay Malkani in his role as Global President, Toxicology in which we confirmed a prior agreement that, if we terminate Mr. Malkani’s employment without Cause (as defined in the letter agreement), we will pay him separation pay in an amount equal to 12 months of his then-current annualized base salary (less required taxes and deductions), contingent on his execution of a binding standard separation agreement containing a release of claims. Based on Mr. Malkani’s salary in effect on December 31, 2014 and assuming termination of his employment without Cause on December 31, 2014, we estimate that we would pay Mr. Malkani an aggregate of $650,000, which would be paid bi-weekly in accordance with our regular payroll practices. This amount does not reflect any reduction for taxes and other deductions.

In October 2014, we entered into change-in-control agreements with our named executive officers (other than our former CEO) which provide that if the executive’s employment is terminated without cause (as defined in the agreement) or by the executive with good reason (as defined in the agreement) within 12 months following a change of control of Alere (as defined in the agreement), then the executive will be released from all non-competition obligations under any agreement with us and all unvested equity awards held by the executive will immediately vest in full and the executive will be entitled to receive (i) salary continuation for a period of 18 months, calculated at the highest rate in effect for the executive at any time during the 12 months immediately preceding the termination date; (ii) the cash component of any outstanding awards granted to the executive; (iii) continued payment of health insurance premiums (less the active employee cost of such coverage) for a period of 18 months; (iv) three months of outplacement support services; and (v) if any payments to the executive constitute “excess parachute payments” under Section 280G of the Internal Revenue Code, a gross-up payment such that the net amount received by the executive, after the deduction of applicable taxes, will be equal to the amount that the executive is otherwise entitled to receive under the terms of the agreement.

All of the outstanding stock options and RSU’s held by our named executive officers reported above under “Outstanding Equity Awards at Fiscal Year-End” (other than certain awards granted to Mr. Nawana) were issued under our Option Plans and all awards are subject to accelerated vesting and exercisability upon a change of control. The table below sets forth the value attributable to such an acceleration of vesting and exercisability of options and an acceleration of vesting of RSUs under the Restricted Stock Unit Agreement.

Name	Value Attributable to Acceleration of Exercisability of Stock Options and Vesting of RSUs Upon a Change of Control(1)
Namal Nawana	$7,901,035
Avi Pelossof	$1,533,703
Daniella Cramp	$1,602,690
Sanjay Malkani	$1,583,774
Ron Zwanziger	$—
David Teitel	$725,402

(1)	Assumes the occurrence of a change of control of the Company on December 31, 2014. The value attributable to the acceleration of in-the-money stock options equals the difference between the applicable option exercise prices and the closing sale price of our common stock as reported by the New York Stock Exchange on December 31, 2014, which was $38.00, multiplied by the number of shares underlying the options. The value attributable to the acceleration of vesting of RSUs equals the closing sale price of our common stock as reported by the New York Stock Exchange on December 31, 2014, which was $38.00, multiplied by the number of units underlying the award.

Each of our named executive officers (other than Mr. Zwanziger) would be entitled to the benefits presented in the following table if his or her employment were to be terminated by us without cause (as defined in the change-in-control agreement) or by him or her with good reason (as defined in the change-in-control agreement) within 12 months following a change in control of Alere, assuming the occurrence of a change of control and the termination of employment on December 31, 2014. As noted above, the named executive officers are entitled to the acceleration of vesting of outstanding equity awards immediately upon a change of control without regard to termination of employment. All amounts are estimates based on (i) the named executive officers’ salaries in effect during 2014, (ii) the cash component of awards outstanding on December 31, 2014, (iii) health insurance premiums in effect on December 31, 2014, and (iv) the estimated value of three months of outplacement support services as of December 31, 2014. The following table does not reflect (i) any increase in salary after December 31, 2014, (ii) any equity awards granted after December 31, 2014 or (iii) any non-equity incentive compensation plan awards granted after December 31, 2014.

Name	Salary Continuation ($)(1)	Cash Component of Awards ($)(2)	Health Insurance Premiums ($)(3)	Outplacement Support Services ($)	Acceleration of Vesting ($)	280G Gross- Up Payments ($)(4)	Total ($)
Namal Nawana	$1,323,173	$201,139	$20,979	$8,500	$7,901,035	$1,649,058	$11,103,884
Avi Pelossof	$729,519	$144,203	$20,979	$8,500	$1,533,703	$834,833	$3,271,737
Daniella Cramp	$822,116	$150,740	$21,289	$8,500	$1,602,690	$948,932	$3,554,267
Sanjay Malkani	$975,000	$150,740	$20,979	$8,500	$1,583,774	$876,192	$3,615,185
Ron Zwanziger	—	—	—	—	—	—	—
David Teitel	$868,125	$113,386	$27	$8,500	$725,402	$649,907	$2,365,347

(1)	Salary is payable in accordance with our regular payroll practices for a period of 18 months.
(2)	Represents (i) the amount of cash awards granted under our 2013 annual incentive process that remain unvested as of December 31, 2014 plus (ii) the maximum potential payout with respect to cash awards granted under our 2014 annual incentive process, based on the net increase during 2014 in the price per share of our common stock.
(3)	Each named executive officer is entitled to continued payment of health insurance premiums (less the active employee cost of such coverage) for a period of 18 months.
(4)	In accordance with the terms of the change-in-control agreements, for purposes of estimating the amount of the Section 280G gross-up payment, each named executive officer was assumed to pay federal income taxes in 2014 at the highest marginal rate of federal income taxation in that calendar year and state and local income taxes at the highest marginal rates of taxation in the state and locality of such named executive officer’s residence on December 31, 2014, net of the maximum reduction in federal income taxes which could be obtained from the deduction of such state and local taxes.

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

Compensation of Directors

The following table sets forth information regarding the compensation of our directors for 2014.

Director Compensation for 2014

Name(1)	Fees Earned or Paid in Cash ($)(2)	Total ($)(3)
Carol R. Goldberg	$86,000	$86,000
John F. Levy	$31,500	$31,500
John A. Quelch, D.B.A.	$18,000	$18,000
James Roosevelt, Jr.	$80,000	$80,000
Regina Benjamin, M.D.	$61,680	$61,680
Håkan Björklund, Ph.D.	$10,000	$10,000
Stephen P. MacMillan	$15,750	$15,750
Brian A. Markison	$13,750	$13,750
Thomas F. McKillop, Ph.D.	$15,000	$15,000
Gregg Powers	$80,000	$80,000

(1)	Mr. Nawana is not included in this table as he is an employee of the Company and receives no compensation for his services as director. We show his compensation as an employee of the Company in the Summary Compensation Table above.
(2)	Ms. Goldberg received cash payments of $22,000 each in April 2014, July 2014 and October 2014 and earned fees of $20,000 as of December 31, 2014, which amount was paid in January 2015. Mr. Levy received cash payments of $8,500 each in April 2014, July 2014 and October 2014 and earned fees of $6,000 as of December 31, 2014, which amount was paid in January 2015. Dr. Quelch received cash payments of $4,500 each in April 2014, July 2014 and October 2014 and earned fees of $4,500 as of December 31, 2014, which amount was paid in January 2015. Mr. Roosevelt received cash payments of $20,000 each in April 2014, July 2014 and October 2014 and earned fees of $20,000 as of December 31, 2014, which amount was paid in January 2015. Dr. Benjamin received cash payments of $13,128.45 each in April 2014, July 2014 and October 2014, as well as a one-time catch-up cash payment of $6,666.67 in December 2014 and earned fees of $15,628.45 as of December 31, 2014, which amount was paid in January 2015. Dr. Björklund received cash payments of $2,500 each in April 2014, July 2014 and October 2014 and earned fees of $2,500 as of December 31, 2014, which amount was paid in January 2015. Mr. MacMillan received cash payments of $3,750 each in April 2014, July 2014 and October 2014 and earned fees of $4,500 as of December 31, 2014, which amount was paid in January 2015. Mr. Markison received cash payments of $2,500 each in April 2014, July 2014 and October 2014 and earned fees of $6,250 as of December 31, 2014, which amount was paid in January 2015. Dr. McKillop received cash payments of $3,750 each in April 2014, July 2014 and October 2014 and earned fees of $3,750 as of December 31, 2014, which amount was paid in January 2015. Mr. Powers received cash payments of $20,000 each in April 2014, July 2014 and October 2014 and earned fees of $20,000 as of December 31, 2014, which amount was paid in January 2015. The cash compensation paid to directors is described in more detail below.
(3)	As of December 31, 2014, each director had the following number of options outstanding: Ms. Goldberg: 116,553; Mr. Levy: 157,280; Dr. Quelch: 146,814; Mr. Roosevelt: 98,841; 16,353; Dr. Benjamin: 37,727; Dr. Björklund: 53,756; Mr. MacMillan: 53,756; Mr. Markison: 53,756; Dr. McKillop: 53,756; Mr. Powers: 39,820.

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

Equity Compensation Plan Information

The following table furnishes information with respect to compensation plans under which our equity securities are authorized for issuance as of December 31, 2014.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a)(2))
Equity compensation plans approved by security holders	6,978,500	(3)	$31.34	4,901,594	(4)
Equity compensation plans not approved by security holders	100,000	(5)	$0.00	—
Total	7,078,500		$30.90	4,901,594	(4)

(1)	This table excludes an aggregate of 824,506 shares issuable upon exercise of outstanding options assumed by the Company in connection with various acquisition transactions. The weighted average exercise price of the excluded acquired options is $44.46.
(2)	In addition to being available for future issuance upon exercise of options that may be granted after December 31, 2014, 2,766,984 shares under the 2010 Stock Option and Incentive Plan may instead be issued in the form of restricted stock, unrestricted stock, performance share awards or other equity-based awards.
(3)	Includes 6,539,500 shares issuable upon exercise of outstanding options with a weighted average exercise of $33.45 and 439,000 shares issuable upon vesting of RSUs.
(4)	Includes 2,134,610 shares issuable under the Company’s 2001 Employee Stock Purchase Plan.
(5)	Represents shares issuable upon vesting of an RSU award issued as an inducement grant in connection with the appointment of Namal Nawana as our new Chief Operating Officer, effective December 30, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table furnishes information as to shares of our common stock beneficially owned by:

•	each person or entity known by us to beneficially own more than five percent of our common stock;

•	each of our directors;

•	each of our “named executive officers” (as defined in “Compensation Discussion and Analysis” beginning on page 6); and

•	all of our current directors and executive officers as a group.

Unless otherwise stated, beneficial ownership is calculated as of April 15, 2015. For the purpose of this table, a person, group or entity is deemed to have “beneficial ownership” of any shares that such person, group or entity has the right to acquire within 60 days after such date through the exercise of options or warrants.

Security Ownership of Certain Beneficial Owners and Management

	Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class(3)
EdgePoint Investment Group Inc.(4)	8,166,124	9.60%
Invesco Ltd.(5)	7,172,439	8.43%
FMR LLC(6)	7,019,799	8.25%
Scopia Capital Management LP(7)	5,404,190	6.35%
The Vanguard Group(8)	4,634,372	5.45%
Ron Zwanziger(9)	3,106,393	3.65%
John F. Levy(10)	250,457	*
Gregg Powers(11)	198,080	*
Daniella Cramp(12)	149,784	*
Avi Pelossof(13)	146,704	*
Carol R. Goldberg(14)	145,570	*
Sanjay Malkani(15)	145,439	*
Namal Nawana(16)	117,441	*
David Teitel(17)	97,396	*
John A. Quelch, D.B.A.(18)	94,078	*
James Roosevelt, Jr.(19)	75,495	*
Håkan Björklund, Ph.D.(20)	16,240	*
Stephen MacMillan(21)	16,240	*
Brian Markison(22)	16,240	*
Thomas McKillop, Ph.D.(23)	16,240	*
Regina Benjamin, M.D.(24)	8,177	*
All current executive officers and directors (22 persons)(25)	1,643,622	1.93%

*	Represents less than 1%
(1)	The address of each director or executive officer (and any related persons or entities) is c/o the Company at its principal office.
(2)	Unless otherwise indicated, the stockholders identified in this table have sole voting and dispositive power with respect to the shares beneficially owned by them.
(3)	The number of shares outstanding used in calculating the percentage for each person, group or entity listed includes the number of shares underlying options, warrants and convertible securities held by such person, group, or entity that were exercisable within 60 days after April 15, 2015, but excludes shares of stock underlying options, warrants and convertible securities held by any other person, group or entity.
(4)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 4, 2015 by EdgePoint Investment Group Inc., Cymbria Corporation, EdgePoint Canadian Growth & Income Portfolio, EdgePoint Canadian Portfolio, EdgePoint Global Growth & Income Portfolio, EdgePoint Global Portfolio and St. James’s Place Global Equity Unit Trust, which reported that they had shared voting and dispositive power with respect to 8,166,124, 760,992, 406,133, 396,195, 1,231,595, 3,504,015 and 1,867,194 shares, respectively. The address provided therein for these reporting persons is 150 Bloor Street West, Suite 500, Toronto, Ontario M5S 2X9, Canada.
(5)	This information is based on information contained in a Schedule 13G/A filed with the SEC on January 30, 2015 by Invesco Ltd. Invesco Ltd. reported that it has (i) sole voting power with respect to 7,111,222 shares and (ii) sole dispositive power with respect to 7,172,439 shares. The address provided therein for Invesco Ltd. is 1555 Peachtree Street NE; Atlanta, GA 30309.
(6)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 13, 2015 by FMR LLC,Edward C. Johnson III and Abigail P. Johnson. Each of FMR LLC, Mr. Johnson and Mrs. Johnson reported that it, he or she has (i) in the case of FMR LLC only, sole voting power with respect to 518,287 shares and (ii) sole dispositive power with respect to 7,019,799 shares. The address provided therein for FMR LCC, Mr. Johnson and Mrs. Johnson is 245 Summer Street, Boston, MA 02210.

(7)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 17, 2015 by Scopia Capital Management LP, Matthew Sirovich and Jeremy Mindich, which reported that they had shared voting and dispositive power with respect to 5,404,190 shares. The address provided therein for Scopia Capital Management LP, Matthew Sirovich and Jeremy Mindich is 152 West 57th Street, 33rd Floor, New York, NY 10019.
(8)	This information is based on information contained in a Schedule 13G/A filed with the SEC on February 11, 2015 by The Vanguard Group. The Vanguard Group reported that it has (i) sole voting power with respect to 53,600 shares, (ii) sole dispositive power with respect to 4,588,172 shares and (iii) shared dispositive power with respect to 46,200 shares. The address provided therein for The Vanguard Group is 100 Vanguard Blvd, Malvern, PA 19355.
(9)	This information is based on information contained in a Schedule 13D/A filed with the SEC on October 7, 2014 by Ron Zwanziger, Janet M. Zwanziger, Zwanziger Family 2004 Irrevocable Trust, Zwanziger Family 2012 Irrevocable Family Trust, Zwanziger Family 2009 Irrevocable Trust, Zwanziger Family Ventures LLC, The Ron Zwanziger Family Trust-1990, Ron Zwanziger 2004 Revocable Trust, David Scott, Ph.D. and Jerome F. McAleer, Ph.D. Each of Mr. Zwanziger and Mrs. Zwanziger reported that they had shared voting and dispositive power with respect to 3,106,393 shares. Zwanziger Family 2004 Irrevocable Trust, Zwanziger Family 2012 Irrevocable Family Trust, Zwanziger Family 2009 Irrevocable Trust, Zwanziger Family Ventures LLC, The Ron Zwanziger Family Trust-1990, and Ron Zwanziger 2004 Revocable Trust reported that they had sole voting and dispositive power with respect to 224,276, 472,193, 122,186, 1,466,696, 191,830 and 580,201 shares, respectively.
(10)	Consists of 155,693 shares of common stock, and 94,764 shares of common stock underlying options exercisable within 60 days from April 15, 2015. Includes 1,007 shares of common stock owned by a charitable remainder unitrust of which Mr. Levy disclaims beneficial ownership.
(11)	Consists of 46,000 shares of common stock owned directly by Mr. Powers,140,050 shares of common stock owned by clients of Private Capital Management, L.P. (“PCM”), of which Mr. Powers is Chairman and Chief Executive Officer and has trading authority, and 12,030 shares of common stock underlying options exercisable within 60 days of April 15, 2015. Mr. Powers disclaims beneficial ownership of the common shares owned by the clients of PCM.
(12)	Consists of 6,450 shares of common stock and 143,334 shares of common stock underlying options exercisable within 60 days from April 15, 2015.
(13)	Consists of 4,655 shares of common stock and 142,049 shares of common stock underlying options exercisable within 60 days from April 15, 2015.
(14)	Consists of 81,807 shares of common stock and 63,763 shares of common stock underlying options exercisable within 60 days from April 15, 2015.
(15)	Consists of 6,787 shares of common stock and 138,652 shares of common stock underlying options exercisable within 60 days from April 15, 2015. Includes 565 shares of common stock owned indirectly by Mr. Malkani’s spouse of which Mr. Malkani disclaims beneficial ownership.
(16)	Consists of 5,903 shares of common stock and 111,538 shares of common stock underlying options exercisable within 60 days from April 15, 2015.
(17)	Consists of 5,201 shares of common stock and 92,195 shares of common stock underlying options exercisable within 60 days from April 15, 2015.
(18)	Consists of 9,780 shares of common stock and 84,298 shares of common stock underlying options exercisable within 60 days from April 15, 2015.
(19)	Consists of 4,444 shares of common stock and 71,051 shares of common stock underlying options exercisable within 60 days from April 15, 2015.
(20)	Consists of 16,240 shares of common stock underlying options exercisable within 60 days from April 15, 2015.
(21)	Consists of 16,240 shares of common stock underlying options exercisable within 60 days from April 15, 2015.
(22)	Consists of 16,240 shares of common stock underlying options exercisable within 60 days from April 15, 2015.
(23)	Consists of 16,240 shares of common stock underlying options exercisable within 60 days from April 15, 2015.
(24)	Consists of 8,177 shares of common stock underlying options exercisable within 60 days from April 15, 2015.
(25)	Consists of 481,074 shares of common stock and 1,162,548 shares of common stock underlying options exercisable within 60 days from April 15, 2015.

In addition, as of April 15, 2015, Mr. Powers directly owns 18,608 shares of our Series B preferred stock. Additionally, as of April 15, 2014, clients of PCM, of which Mr. Powers is Chairman and Chief Executive Officer and has trading authority, own 3,257 shares of our Series B preferred stock. Mr. Powers disclaims beneficial ownership of the Series B preferred stock owned by the clients of PCM. We are not aware that any of our directors or executive officers beneficially owns any other shares of Series B preferred stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has determined that the following directors are independent under the rules of the New York Stock Exchange: Dr. Benjamin, Dr. Björklund, Ms. Goldberg, Mr. Levy, Mr. MacMillan, Mr. Markison, Dr. McKillop, Mr. Powers, Dr. Quelch and Mr. Roosevelt. The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each composed solely of directors who satisfy the applicable independence requirements of the New York Stock Exchange’s listing standards for such committees.

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

Our Audit Committee engaged PricewaterhouseCoopers LLP, or PwC, to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2014. The selection of PwC was approved by our stockholders at the 2014 annual meeting of stockholders. Our Audit Committee has also engaged PwC to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2015.

Audit Fees

Aggregate audit fees billed by PwC for 2014 were $8,058,522. Audit fees include fees billed for professional services rendered in connection with PwC’s integrated audit of our consolidated annual financial statements and internal control over financial reporting and review of our quarterly financial statements, and audit services normally provided by the principal independent registered public accounting firm in connection with other statutory or regulatory filings. Aggregate audit fees billed by PwC for 2013 were $6,654,801.

Audit-related Fees

Aggregate audit-related fees billed in 2014 and 2013 by PwC were $3,836,372 and $4,094,535, respectively. Audit-related fees for 2014 and 2013 consist of fees billed for professional services rendered by the firm for accounting consultations and services related to potential divestiture transactions.

Tax Fees

Aggregate tax fees billed in 2014 and 2013 for tax-related services performed by PwC were $112,092 and $620,431, respectively. Tax fees include fees billed for professional services rendered by PwC for tax compliance, tax advice and tax planning.

All Other Fees

No other fees were billed by PwC for 2014 or 2013.

Pre-approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm other than permitted non-audit services estimated in good faith by the independent registered public accounting firm and management to entail fees payable of $25,000 or less on a project-by-project basis and which would also qualify for exemption from the pre-approval requirements of the Securities Exchange Act of 1934, as amended. No services were provided for 2014 or 2013 in reliance on this exemption. The authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, who shall present any services so pre-approved to the full Audit Committee at its next meeting.

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

Exhibit No.	Description

2.1	Membership Interest Purchase Agreement dated October 27, 2014, by and among Alere Inc., Alere Health, LLC and OptumHealth Care Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date October 27, 2014, filed October 28, 2014)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date August 21, 2014, filed with the SEC on August 26, 2014)

4.1	Indenture, dated May 14, 2007, between the Company and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)

4.2	Indenture dated as of May 12, 2009 between Inverness Medical Innovations, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)

4.3	Ninth Supplemental Indenture dated September 21, 2010 to Indenture date as of May 12, 2009 among Alere Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)

4.4	Eleventh Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.5	Thirteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.6	Fifteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.) dated as of April 3, 2013 among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013)

4.7	Seventeenth Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the BBI Transaction) dated as of June 5, 2014, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed on June 5, 2014)

*4.8	Nineteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc.) dated October 30, 2014 among NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee

4.9	Sixteenth Supplemental Indenture dated as of May 24, 2013 to Indenture dated as of May 12, 2009, by and among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed May 30, 2013)

Exhibit No.	Description

4.10	Eighteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the BBI Transaction) dated as of June 5, 2014, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed on June 5, 2014)

*4.11	Twentieth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc.) dated October 30, 2014 among NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee

4.12	Indenture dated as of August 11, 2009 between Inverness Medical Innovations, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

4.13	Fifteenth Supplemental Indenture, dated as of December 11, 2012 to Indenture dates as of August 11, 2009, by and among the Company, the subsidiary guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date December 11, 2012, filed on December 14, 2012)

4.14	Sixteenth Supplemental Indenture, dated April 3, 2013 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.) to Indenture dated as of August 11, 2009 among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (File No. 333-187776))

4.15	Seventeenth Supplemental Indenture to Indenture dated as of August 11, 2009 (relating to the BBI Transaction) dated as of June 5, 2014, among the Company, the subsidiary guarantors party thereto and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed on June 5, 2014)

*4.16	Eighteenth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc.) dated October 30, 2014 among NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and Bank of New York Mellon Trust Company, N.A., as trustee

4.17	Registration Rights Agreement, dated as of December 11, 2012, by and among the Company, the guarantors named therein, and Jefferies & Company, Inc., Goldman, Sachs & Co., and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date December 11, 2012, filed on December 14, 2012)

4.18	Registration Rights Agreement, dated as of May 24, 2013, by and among the Company, the guarantors named therein, and Goldman, Sachs & Co., Jefferies LLC and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed May 30, 2013)

+10.1	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed on March 12, 2007)

+10.2	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

Exhibit No.	Description

‡10.3	Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)

‡10.4	Alere Inc. 2010 Stock Option and Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date April 23, 2015, as filed with the SEC on April 29, 2015)

‡10.5	Rules of Alere Inc. HM Revenue and Customs Approved Share Option Plan (2007), as amended (authorized for use under the Alere Inc. 2001 Stock Option and Incentive Plan and the Alere Inc. 2010 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

‡10.6	Summary of Terms of Award Agreements under Alere Inc. Stock Option and Incentive Plans (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2014)

‡10.7	Form of Change of Control Agreement between the Company and each of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date October 25, 2014, filed on October 28, 2014)

‡10.8	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010)

‡10.9	Alere Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on July 17, 2014)

‡10.10	Restricted Stock Unit Agreement, dated December 30, 2012, between Alere Inc. and Namal Nawana (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012)

10.11	Purchase Agreement dated November 28, 2012 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date November 28, 2012, filed with the SEC on November 30, 2012)

‡10.12	Summary of Arrangement with Chairman of the Board Regarding Expense Reimbursement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2014)

10.13	Purchase Agreement dated May 13, 2013 among Alere Inc., the subsidiary guarantors named therein and Goldman, Sachs & Co., Jefferies LLC and Credit Suisse Securities (USA) LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date May 10, 2013, filed May 16, 2013)

10.14	Credit Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

10.15	Guaranty and Security Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, and each Grantor party thereto and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

10.16	First Amendment to Credit Agreement dated as of July 27, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.17	Second Amendment to Credit Agreement dated as of December 7, 2011 among Alere Inc., as Borrower, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date December 7, 2011, filed on December 9, 2011)

10.18	Third Amendment to Credit Agreement dated as of March 28, 2012 among Alere Inc., as Borrower, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date March 28, 2012, filed on April 2, 2012)

10.19	Fourth Amendment to Credit Agreement, dated as of March 22, 2013, among the Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed May 30, 2013)

Exhibit No.	Description

10.20	Fifth Amendment to Credit Agreement, dated as of May 30, 2014, among Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event dated May 30, 2014, filed June 5, 2014)

*10.21	Sixth Amendment to Credit Agreement, dated as of December 1, 2014, among Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent

**‡10.22	Letter Agreement, dated October 24, 2014, between Alere Inc. and Namal Nawana

**‡10.23	Letter Agreement, dated March 8, 2013, between Alere Inc. and Daniella Cramp

*‡10.24	Letter Agreement, dated March 19, 2015, between Alere Inc. and James F. Hinrichs (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 as filed with the SEC on April 9, 2015)

*21.1	List of Subsidiaries of the Company as of March 5, 2015

*23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

**31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

**31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012, (b) our Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012, (c) our Consolidated Balance Sheets as of December 31, 2014 and 2013, (d) our Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012, (e) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012 and (f) the Notes to such Consolidated Financial Statements.

*	Previously filed.
**	Filed herewith.
+	We have omitted portions of this exhibit which have been granted confidential treatment.
‡	Management contract or compensatory plan or arrangement, or amendment thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALERE INC.

Date: April 30, 2015	By:	/S/ Namal Nawana
Namal Nawana
Director, Chief Executive Officer and President