Form 10-Q/A
period 2014-09-30
ALERE INC.
filed 2015-05-28
CIK 1145460

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

ALERE INC.

REPORT ON FORM 10-Q/A

For the Quarterly Period Ended September 30, 2014

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These  factors include, but are not limited to, the risk factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2013 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these risk factors, and should not  place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Alere Inc. (the “Company”) for the three months ended September 30, 2014 (the “Quarterly Period”), as originally filed with the Securities and Exchange Commission (the “SEC”) on November 7, 2014 (the “Original Report”), is being filed to restate the Company’s previously issued consolidated financial statements for the Quarterly Period and to revise related disclosures, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the Quarterly Period. Concurrently with the filing of this Form 10-Q/A, the Company is also filing Amendment No. 2 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Period”), as originally filed with the SEC on March 5, 2015 (the “Original 2014 Annual Report”), to provide similar updates.

This Form 10-Q/A includes restated financial information for the three and nine months ended September 30, 2014. In addition, this Form 10-Q/A includes revised, but not restated, financial information for the three and nine months ended September 30, 2013 and as of December 31, 2013, to reflect certain uncorrected errors previously deemed immaterial. Further, we assessed the materiality of the errors in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and concluded that these errors were not material to the consolidated financial statements as of and for each of three and nine months ended September 30, 2013, and as of December 31, 2013. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the consolidated financial statements have been revised as of and for the three and nine months ended September 30, 2013, and as of December 31, 2013, in this filing. Refer to Note 2, Revision of Previously Reported Amounts, in the notes to the accompanying consolidated financial statements for additional information about this revision. In addition to the correction of errors, this Form 10-Q/A reflects certain uncorrected errors previously deemed immaterial and the effect of discontinued operations, as if the divestitures of our health management business in January 2015 and the ACS Companies in October 2014 had occurred prior to the periods reflected herein.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015, on May 1, 2015, the Audit Committee of the Board of Directors of the Company, after considering the recommendations of management, concluded that the Company’s consolidated financial statements and other financial data for the Annual Period and all interim periods therein (the “Non-Reliance Periods”), as reported in the Original 2014 Annual Report and the Company’s Quarterly Reports on Form 10-Q filed on May 6, 2014, August 6, 2014 and November 7, 2014, should not be relied upon because of errors identified therein. Following the completion of the Company’s review of those errors and related matters, the Audit Committee of the Board of Directors determined that the consolidated financial statements and other financial information in the Company’s Quarterly Reports on Form 10-Q filed on May 6, 2014 and August 6, 2014 did not require any restatement and could therefore be relied upon as originally filed, in all material respects. The Company’s consolidated financial statements (including audit reports), other financial information and related disclosures included in the Original 2014 Annual Report and the Original Report, as well as press releases, investor presentations or other communications issued prior to the date hereof that relate to the Non-Reliance Periods should not be relied upon and are superseded in their entirety by this Form 10-Q/A and the Form 10-K/A being filed concurrently herewith.

As more fully described in Note 2 to the accompanying consolidated financial statements, the errors that caused the Audit Committee to conclude that the Company’s consolidated financial statements and other financial information for the Non-Reliance Periods should not be relied upon were identified during the course of preparing the Company’s consolidated financial statements and other financial data for the three months ended March 31, 2015. The errors corrected by the restatements relate primarily to the accounting for deferred taxes related to the Company’s discontinued operations, including in connection with the divestiture of the health management business which was completed in January 2015 and the ACS Companies divestiture which was completed in October 2014. The error in the accounting for deferred taxes associated with the health management business divestiture was primarily due to the incorrect determination of the book and tax basis of the businesses sold and other tax attributes of the transaction that resulted in an incorrect determination of realizable deferred tax assets and the resulting tax benefit that was recorded in discontinued operations in the three months ended December 31, 2014. The error in accounting for the ACS Companies divestiture was primarily due to the failure to record deferred taxes associated with the reversal, in the three months ended September 30, 2014, of contingent consideration that originated from a taxable business combination.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Report in its entirety, however, this Form 10-Q/A amends and restates only the following items of the Original Report:

This Form 10-Q/A amends and restates only the following items of the Original Report:

Part I. Financial Information

•	Item 1. Financial Statements (unaudited)

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4. Controls and Procedures

Part II. Other Information

•	Item 6. Exhibits

In order to preserve the nature and character of the disclosures set forth in the Original Report, this Form 10-Q/A speaks as of the date of the filing of the Original Report, November 7, 2014, and the disclosures contained in this Form 10-Q/A have not been updated to reflect events occurring subsequent to that date, other than those associated with the restatement.

In connection with the filing of the Original 2014 Annual Report, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We did not design effective controls to assess the accounting for deferred taxes related to dispositions. This control deficiency resulted in an adjustment to our deferred tax assets and income from discontinued operations which was reflected in our consolidated financial statements for the year ended December 31, 2014 included in our Original 2014 Annual Report. Subsequent to the filing of the Original 2014 Annual Report, the material weakness also resulted in the material adjustments to our deferred taxes and income from discontinued operations that led to restatement of the consolidated financial statements for the three and nine months ended September 30, 2014 (see Note 2 included in Item 1 of this report) and for the year ended December 31, 2014. The effects of the material weakness, as well as our plan to remediate the material weakness, are discussed in more detail in Item 4, as amended hereby.

Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1. This Form 10-Q/A should be read in conjunction with the Form 10-K/A being filed concurrently herewith and the Company’s other filings with the SEC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
Net product sales	$507,625	$505,596	$1,499,302	$1,527,732
Services revenue	137,403	140,868	406,547	403,631

Net product sales and services revenue	645,028	646,464	1,905,849	1,931,363
License and royalty revenue	4,182	4,184	15,998	13,113

Net revenue	649,210	650,648	1,921,847	1,944,476

Cost of net product sales	271,250	256,312	785,918	756,715
Cost of services revenue	75,102	71,832	221,356	205,932

Cost of net product sales and services revenue	346,352	328,144	1,007,274	962,647
Cost of license and royalty revenue	1,236	2,009	3,900	5,264

Cost of net revenue	347,588	330,153	1,011,174	967,911

Gross profit	301,622	320,495	910,673	976,565
Operating expenses:
Research and development	38,726	40,478	114,855	120,729
Sales and marketing	122,760	141,748	391,605	419,712
General and administrative	104,794	109,626	338,986	318,622
Loss on disposition	—	5,885	638	5,885

Operating income	35,342	22,758	64,589	111,617
Interest expense, including amortization of original issue discounts and deferred financing costs	(52,332)	(53,301)	(156,276)	(203,053)
Other income (expense), net	(8,087)	(7,068)	2,164	(7,259)

Loss from continuing operations before provision (benefit) for income taxes	(25,077)	(37,611)	(89,523)	(98,695)
Provision (benefit) for income taxes	65,489	(14,702)	69,273	(25,372)

Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	(90,566)	(22,909)	(158,796)	(73,323)
Equity earnings of unconsolidated entities, net of tax	6,277	5,753	13,716	13,238

Loss from continuing operations	(84,289)	(17,156)	(145,080)	(60,085)
Loss from discontinued operations, net of tax	(14,401)	(1,916)	(4,082)	(12,329)

Net loss	(98,690)	(19,072)	(149,162)	(72,414)
Less: Net income (loss) attributable to non-controlling interests	(306)	359	(136)	601

Net loss attributable to Alere Inc. and Subsidiaries	(98,384)	(19,431)	(149,026)	(73,015)
Preferred stock dividends	(5,367)	(5,367)	(15,926)	(15,926)

Net loss available to common stockholders	$(103,751)	$(24,798)	$(164,952)	$(88,941)

Basic and diluted net loss per common share:
Loss from continuing operations	$(1.08)	$(0.28)	$(1.94)	$(0.94)
Loss from discontinued operations	(0.17)	(0.02)	(0.05)	(0.15)

Basic and diluted net loss per common share	$(1.25)	$(0.30)	$(1.99)	$(1.09)

Weighted average shares - basic and diluted	83,115	81,735	82,719	81,417

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Restated)		(Restated)
Net loss	$(98,690)	$(19,072)	$(149,162)	$(72,414)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(96,425)	67,268	(69,950)	(42,515)
Unrealized losses on available for sale securities	—	—	(17)	—
Unrealized gains on hedging instruments	7	20	21	31
Minimum pension liability adjustment	481	(369)	468	335

Other comprehensive income (loss), before tax	(95,937)	66,919	(69,478)	(42,149)
Income tax provision (benefit) related to items of other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(95,937)	66,919	(69,478)	(42,149)

Comprehensive income (loss)	(194,627)	47,847	(218,640)	(114,563)
Less: Comprehensive income (loss) attributable to non-controlling interests	(306)	359	(136)	601

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(194,321)	$47,488	$(218,504)	$(115,164)

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value)

	September 30, 2014	December 31, 2013
	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$431,351	$355,431
Restricted cash	35,581	3,458
Marketable securities	794	858
Accounts receivable, net of allowances of $73,851 and $69,146 at September 30, 2014 and December 31, 2013, respectively	464,696	487,377
Inventories, net	360,041	365,267
Deferred tax assets	21,526	48,858
Prepaid expenses and other current assets	123,056	125,645
Assets held for sale	325,181	380,483

Total current assets	1,762,226	1,767,377
Property, plant and equipment, net	463,282	466,497
Goodwill	2,981,502	3,006,997
Other intangible assets with indefinite lives	46,831	56,702
Finite-lived intangible assets, net	1,375,662	1,557,426
Restricted cash	—	29,370
Deferred financing costs, net and other non-current assets	73,702	83,497
Investments in unconsolidated entities	91,175	86,830
Deferred tax assets	7,404	7,389
Non-current income tax receivable	2,336	—

Total assets	$6,804,120	$7,062,085

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt	$87,871	$64,112
Current portion of capital lease obligations	4,150	5,962
Accounts payable	209,857	181,642
Accrued expenses and other current liabilities	367,930	381,894
Liabilities related to assets held for sale	100,024	133,242

Total current liabilities	769,832	766,852

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	3,683,614	3,757,788
Capital lease obligations, net of current portion	12,278	13,242
Deferred tax liabilities	280,611	285,034
Other long-term liabilities	177,215	161,031

Total long-term liabilities	4,153,718	4,217,095

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at September 30, 2014 and December 31, 2013); Authorized: 2,300 shares; Issued: 2,065 shares at September 30, 2014 and December 31, 2013; Outstanding: 1,774 shares at September 30, 2014 and December 31, 2013	606,468	606,468
Common stock, $0.01 par value; authorized: 200,000 shares; Issued: 90,964 shares at September 30, 2014 and 89,666 shares at December 31, 2013; Outstanding: 83,285 shares at September 30, 2014 and 81,987 shares at December 31, 2013	91	90
Additional paid-in capital	3,340,239	3,319,168
Accumulated deficit	(1,790,838)	(1,641,812)
Treasury stock, at cost, 7,679 shares at September 30, 2014 and December 31, 2013	(184,971)	(184,971)
Accumulated other comprehensive loss	(95,165)	(25,687)

Total stockholders’ equity	1,875,824	2,073,256
Non-controlling interests	4,746	4,882

Total equity	1,880,570	2,078,138

Total liabilities and equity	$6,804,120	$7,062,085

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014 (Restated)	2013
Cash Flows from Operating Activities:
Net loss	$(149,162)	$(72,414)
Loss from discontinued operations, net of tax	(4,082)	(12,329)

Loss from continuing operations	(145,080)	(60,085)
Adjustments to reconcile net loss to net cash provided by operating activities:
Tax benefit related to discontinued operations	9,594	5,480
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	11,824	13,905
Depreciation and amortization	250,763	279,473
Non-cash charges for sale of inventories revalued at the date of acquisition	—	1,880
Non-cash stock-based compensation expense	7,751	14,462
Impairment of inventory	1,536	243
Impairment of long-lived assets	6,866	1,463
Loss on sale of fixed assets	4,679	800
Equity earnings of unconsolidated entities, net of tax	(13,716)	(13,238)
Deferred income taxes	9,557	(62,292)
Loss on extinguishment of debt	—	35,603
Loss on disposition	638	5,885
Bargain purchase gain	—	(5,707)
Other non-cash items	3,683	7,646
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	12,643	(64,053)
Inventories, net	(30,446)	(73,967)
Prepaid expenses and other current assets	(8,646)	(9,090)
Accounts payable	38,687	18,475
Accrued expenses and other current liabilities	13,761	31,642
Other non-current liabilities	28,001	(8,119)
Cash paid for contingent consideration	(21,078)	(6,865)

Net cash provided by continuing operations	181,017	113,541
Net cash provided by discontinued operations	34,417	45,575

Net cash provided by operating activities	215,434	159,116

Cash Flows from Investing Activities:
Increase in restricted cash	(3,227)	(33,251)
Purchases of property, plant and equipment	(73,035)	(72,436)
Proceeds from sale of property, plant and equipment	1,144	5,828
Cash received from disposition	5,454	32,000
Cash paid for business acquisitions, net of cash acquired	(75)	(166,196)
Cash received from sales of marketable securities	47	—
Cash received from equity method investments	198	11,262
Proceeds from sale of equity investments	9,526	—
Decrease in other assets	1,024	21,462

Net cash used in continuing operations	(58,944)	(201,331)
Net cash used in discontinued operations	(8,853)	(21,316)

Net cash used in investing activities	(67,797)	(222,647)

Cash Flows from Financing Activities:
Cash paid for financing costs	(5)	(9,798)
Cash paid for contingent purchase price consideration	(23,608)	(25,197)
Cash paid for dividends	(15,970)	(15,970)
Proceeds from issuance of common stock, net of issuance costs	35,593	17,555
Proceeds from issuance of long-term debt	41	459,152
Payments on long-term debt	(47,302)	(454,168)
Proceeds from issuance of short-term debt	806	—
Net proceeds (payments) under revolving credit facilities	498	138,768
Excess tax benefits on exercised stock options	415	434
Principal payments on capital lease obligations	(4,639)	(5,025)
Other	—	(18,928)

Net cash provided by (used in) continuing operations	(54,171)	86,823
Net cash used in discontinued operations	(1,075)	(2,615)

Net cash provided by (used in) financing activities	(55,246)	84,208

Foreign exchange effect on cash and cash equivalents	(9,445)	4,982

Net increase in cash and cash equivalents	82,946	25,659
Cash and cash equivalents, beginning of period - continuing operations	355,431	316,479
Cash and cash equivalents, beginning of period - discontinued operations	6,477	11,855

Cash and cash equivalents, end of period	444,854	353,993
Less: Cash and cash equivalents of discontinued operations, end of period	13,503	9,478

Cash and cash equivalents of continuing operations, end of period	$431,351	$344,515

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

Certain reclassifications of prior period amounts have been made in order to retrospectively present 2014 and 2013 discontinued operations. These reclassifications of financial information related to the discontinued operations have no effect on net income or equity. Given the retrospective presentation of discontinued operations in these financial statements, including with respect to our segment financial information, we have renamed our former health information solutions segment to patient self-testing.

Certain amounts presented may not recalculate directly, due to rounding.

(2) Restatement and Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of our consolidated financial statements for the three months ended March 31, 2015, we determined that, in 2014, we had incorrectly accounted for income taxes associated with two divestitures. We determined that, for the three months ended December 31, 2014, we incorrectly accounted for the deferred taxes related to the divestiture of our health management business. The adjustment to correct this error resulted in a decrease to deferred tax assets and to income from discontinued operations of $30.3 million. In addition, for the three months ended September 30, 2014, we incorrectly accounted for deferred taxes in connection with the ACS Companies divestiture. The adjustment to correct this error resulted in a $7.0 million increase to deferred tax liabilities and a decrease in income from discontinued operations.

The impact of these errors was determined to be material to our fiscal year 2014 consolidated financial statements and, accordingly, we have restated our consolidated financial statements and related footnotes for the year ended December 31, 2014 and for the three and nine-month periods ended September 30, 2014. We also corrected additional errors in the three and nine months ended September 30, 2014 as part of this restatement to correct out-of-period adjustments that were previously determined to be immaterial. These adjustments include:

•	An adjustment to increase the provision for income taxes and increase income taxes payable related to an audit settlement by $3.4 million for the three and nine months ended September 30, 2014.

•	A $4.6 million decrease in general and administrative expense related to our contingent consideration obligations in the nine months ended September 30, 2014.

•	An adjustment to reverse the benefit from certain foreign tax credits which increased the provision for income taxes by $4.2 million for the nine-month period ended September 30, 2014.

•	Additional adjustments that, in the aggregate, decrease loss from continuing operations before provision (benefit) for income taxes by $1.3 million and $3.9 million and increase provision for income taxes by $0.9 million and $0.3 million for the three and nine-month periods ended September 30, 2014, respectively.

In connection with those restatements, we corrected additional errors in the three and nine months ended September 30, 2013 and as of December 31, 2013. We concluded that the correction of these errors was not material individually, or in the aggregate, to our previously issued financial statements. Accordingly, we are revising our consolidated financial statements and related footnotes for the three and nine months ended September 30, 2013 and our balance sheet as of December 31, 2013. The adjustments in these periods are all corrections to out-of-period adjustments and include:

•	An adjustment to record additional income taxes payable related to various foreign subsidiaries which decreases the benefit from income taxes by $3.2 million for the nine months ended September 30, 2013.

•	Additional adjustments that, in the aggregate, decrease and increase loss from continuing operations before provision (benefit) for income taxes by $0.7 million and $2.4 million, respectively, and decrease the benefit from income taxes by $1.1 million and $0.4 million for the three and nine months ended September 30, 2013, respectively.

•	A 39.6 million adjustment to increase accrued expense and other current liabilities and decrease liabilities related to assets held for sale as of December 31, 2013.

•	A $15.0 million adjustment to increase short-term debt and current portion of long-term debt and decrease long-term debt, net of current portion as of December 31, 2013.

The following schedules reconcile the amounts as previously reported to the corresponding restated or revised amounts in these consolidated financial statements:

	Three Months Ended September 30, 2014
Restated Consolidated Statement of Operations (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Restatement Adjustment	As Restated
Net product sales	$505,850	$1,775	$507,625
Net product sales and services revenue	$643,253	$1,775	$645,028
Net revenue	$647,435	$1,775	$649,210
Cost of net product sales	$271,663	$(413)	$271,250
Cost of services revenue	$73,614	$1,488	$75,102
Cost of product sales and services revenue	$345,277	$1,075	$346,352
Cost of net revenue	$346,513	$1,075	$347,588
Gross profit	$300,922	$700	$301,622
General and administrative	$105,347	$(553)	$104,794
Operating income	$34,089	$1,253	$35,342
Other income (expense), net	$(8,172)	$85	$(8,087)
Loss from continuing operations before provision for income taxes	$(26,415)	$1,338	$(25,077)
Provision for income taxes	$61,101	$4,388	$65,489
Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	$(87,516)	$(3,050)	$(90,566)
Loss from continuing operations	$(81,239)	$(3,050)	$(84,289)
Loss from discontinued operations, net of tax	$(7,099)	$(7,302)	$(14,401)
Net loss	$(88,338)	$(10,352)	$(98,690)
Net loss attributable to Alere Inc. and Subsidiaries	$(88,032)	$(10,352)	$(98,384)
Net loss available to common stockholders	$(93,399)	$(10,352)	$(103,751)
Basic and diluted net loss per common share attibutable to Alere Inc. and Subsidiaries:
Loss from continuing operations	$(1.04)	$(0.04)	$(1.08)
Loss from discontinued operations	$(0.08)	$(0.09)	$(0.17)
Net loss per common share	$(1.12)	$(0.13)	$(1.25)

	Three Months Ended September 30, 2013
Revised Consolidated Statement of Operations (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Revision Adjustment	As Revised
Net product sales	$506,200	$(604)	$505,596
Net product sales and services revenue	$647,068	$(604)	$646,464
Net revenue	$651,252	$(604)	$650,648
Cost of net product sales	$256,253	$59	$256,312
Cost of services revenue	$71,343	$489	$71,832
Cost of product sales and services revenue	$327,596	$548	$328,144
Cost of net revenue	$329,605	$548	$330,153
Gross profit	$321,647	$(1,152)	$320,495
General and administrative	$110,115	$(489)	$109,626
Operating income	$23,421	$(663)	$22,758
Other income (expense), net	$(8,403)	$1,335	$(7,068)
Loss from continuing operations before benefit for income taxes	$(38,283)	$672	$(37,611)
Benefit for income taxes	$(15,773)	$1,071	$(14,702)
Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	$(22,510)	$(399)	$(22,909)
Loss from continuing operations	$(16,757)	$(399)	$(17,156)
Loss from discontinued operations, net of tax	$(2,732)	$816	$(1,916)
Net loss	$(19,489)	$417	$(19,072)
Net loss attributable to Alere Inc. and Subsidiaries	$(19,848)	$417	$(19,431)
Net loss available to common stockholders	$(25,215)	$417	$(24,798)
Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries:
Loss from continuing operations	$(0.28)	$0.00	$(0.28)
Loss from discontinued operations	$(0.03)	$0.01	$(0.02)
Net loss per common share	$(0.31)	$0.01	$(0.30)

	Nine Months Ended September 30, 2014
Restated Consolidated Statement of Operations (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Restatement Adjustment	As Restated
Net product sales	$1,497,287	$2,015	$1,499,302
Net product sales and services revenue	$1,903,834	$2,015	$1,905,849
Net revenue	$1,919,832	$2,015	$1,921,847
Cost of net product sales	$787,381	$(1,463)	$785,918
Cost of services revenue	$216,978	$4,378	$221,356
Cost of product sales and services revenue	$1,004,359	$2,915	$1,007,274
Cost of net revenue	$1,008,259	$2,915	$1,011,174
Gross profit	$911,573	$(900)	$910,673
General and administrative	$346,510	$(7,524)	$338,986
Operating income	$57,965	$6,624	$64,589
Other income (expense), net	$241	$1,923	$2,164
Loss from continuing operations before provision for income taxes	$(98,070)	$8,547	$(89,523)
Provision for income taxes	$61,397	$7,876	$69,273
Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	$(159,467)	$671	$(158,796)
Loss from continuing operations	$(145,751)	$671	$(145,080)
Income (loss) from discontinued operations, net of tax	$3,220	$(7,302)	$(4,082)
Net loss	$(142,531)	$(6,631)	$(149,162)
Net loss attributable to Alere Inc. and Subsidiaries	$(142,395)	$(6,631)	$(149,026)
Net loss available to common stockholders	$(158,321)	$(6,631)	$(164,952)

Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries:
Loss from continuing operations	$(1.95)	$0.01	$(1.94)
Income (loss) from discontinued operations	$0.04	$(0.09)	$(0.05)
Net loss per common share	$(1.91)	$(0.08)	$(1.99)

	Nine Months Ended September 30, 2013
Revised Consolidated Statement of Operations (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Revision Adjustment	As Revised
Net product sales	$1,528,480	$(748)	$1,527,732
Services revenue	$405,114	$(1,483)	$403,631
Net product sales and services revenue	$1,933,594	$(2,231)	$1,931,363
Net revenue	$1,946,707	$(2,231)	$1,944,476
Cost of net product sales	$756,538	$177	$756,715
Cost of services revenue	$204,465	$1,467	$205,932
Cost of products sales and services revenue	$961,003	$1,644	$962,647
Cost of net revenue	$966,267	$1,644	$967,911
Gross profit	$980,440	$(3,875)	$976,565
General and administrative	$320,089	$(1,467)	$318,622
Operating income	$114,025	$(2,408)	$111,617
Loss from continuing operations before benefit for income taxes	$(96,287)	$(2,408)	$(98,695)
Benefit for income taxes	$(28,995)	$3,623	$(25,372)
Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	$(67,292)	$(6,031)	$(73,323)
Loss from continuing operations	$(54,054)	$(6,031)	$(60,085)
Loss from discontinued operations, net of tax	$(12,883)	$554	$(12,329)
Net loss	$(66,937)	$(5,477)	$(72,414)
Net loss attributable to Alere Inc. and Subsidiaries	$(67,538)	$(5,477)	$(73,015)
Net loss available to common stockholders	$(83,464)	$(5,477)	$(88,941)
Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries:
Loss from continuing operations	$(0.87)	$(0.07)	$(0.94)
Loss from discontinued operations	$(0.16)	$0.01	$(0.15)
Net loss per common share	$(1.03)	$(0.06)	$(1.09)

	Three Months Ended September 30, 2014
Restated Consolidated Statement of Comprehensive Loss (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Restatement Adjustment	As Restated
Net loss	$(88,338)	$(10,352)	$(98,690)
Comprehensive loss	$(184,275)	$(10,352)	$(194,627)
Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(183,969)	$(10,352)	$(194,321)

	Three Months Ended September 30, 2013
Revised Consolidated Statement of Comprehensive Income (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Revision Adjustment	As Revised
Net loss	$(19,489)	$417	$(19,072)
Comprehensive income	$47,430	$417	$47,847
Comprehensive income attributable to Alere Inc. and Subsidiaries	$47,071	$417	$47,488

	Nine Months Ended September 30, 2014
Restated Consolidated Statement of Comprehensive Loss (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Restatement Adjustment	As Restated
Net loss	$(142,531)	$(6,631)	$(149,162)
Comprehensive loss	$(212,009)	$(6,631)	$(218,640)
Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(211,873)	$(6,631)	$(218,504)

	Nine Months Ended September 30, 2013
Revised Consolidated Statement of Comprehensive Loss (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Revision Adjustment	As Revised
Net loss	$(66,937)	$(5,477)	$(72,414)
Comprehensive loss	$(109,086)	$(5,477)	$(114,563)
Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(109,687)	$(5,477)	$(115,164)

	As of September 30, 2014
Restated Consolidated Balance Sheet (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Restatement Adjustment	As Restated
Deferred tax assets	$20,947	$579	$21,526
Prepaid expenses and other current assets	$124,275	$(1,219)	$123,056
Total current assets	$1,762,866	$(640)	$1,762,226
Property and equipment, net	$465,878	$(2,596)	$463,282
Goodwill	$2,982,767	$(1,265)	$2,981,502
Total assets	$6,808,621	$(4,501)	$6,804,120
Accrued expenses and other current liabilities	$365,439	$2,491	$367,930
Liabilities related to assets held for sale	$93,028	$6,996	$100,024
Total current liabilities	$760,345	$9,487	$769,832
Deferred tax liabilities	$282,538	$(1,927)	$280,611
Other long-term liabilities	$179,448	$(2,233)	$177,215
Total long-term liabilities	$4,157,878	$(4,160)	$4,153,718
Accumulated deficit	$(1,780,135)	$(10,703)	$(1,790,838)
Accumulated other comprehensive loss	$(96,040)	$875	$(95,165)
Total stockholders’ equity	$1,885,652	$(9,828)	$1,875,824
Total equity	$1,890,398	$(9,828)	1,880,570
Total liabilities and equity	$6,808,621	$(4,501)	$6,804,120

	As of December 31, 2013
Revised Consolidated Balance Sheet (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Revision Adjustment	As Revised
Accounts receivable, net of allowances of $76,587 at December 31, 2013	$489,392	$(2,015)	$487,377
Inventories	$362,167	$3,100	$365,267
Deferred tax assets	$48,085	$773	$48,858
Prepaid expenses and other current assets	$123,598	$2,047	$125,645
Assets held for sale	$371,291	$9,192	$380,483
Total current assets	$1,754,280	$13,097	$1,767,377
Property and equipment, net	$468,232	$(1,735)	$466,497
Goodwill	$3,016,518	$(9,521)	$3,006,997
Deferred tax assets	$7,959	$(570)	$7,389
Total assets	$7,060,814	$1,271	$7,062,085
Short-term debt and current portion of long-term debt	$49,112	$15,000	$64,112

Accounts payable	$179,565	$2,077	$181,642
Accrued expenses and other current liabilities	$341,076	$40,818	$381,894
Liabilities related to assets held for sale	$172,799	$(39,557)	$133,242
Total current liabilities	$748,514	$18,338	$766,852
Long-term debt, net of current portion	$3,772,788	$(15,000)	$3,757,788
Deferred tax liabilities	$293,370	$(8,336)	$285,034
Other long-term liabilities	$150,081	$10,950	$161,031
Total long-term liabilities	$4,229,481	$(12,386)	$4,217,095
Accumulated deficit	$(1,636,256)	$(5,556)	$(1,641,812)
Accumulated other comprehensive loss	$(26,562)	$875	$(25,687)
Total stockholders’ equity	$2,077,937	$(4,681)	$2,073,256
Total equity	$2,082,819	$(4,681)	$2,078,138
Total liabilities and equity	$7,060,814	$1,271	$7,062,085

	Nine Months Ended September 30, 2014
Restated Consolidated Statement of Cash Flows (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Restatement Adjustment	As Restated
Net loss	$(142,531)	$(6,631)	$(149,162)
Income (loss) from discontinued operations, net of tax	$3,220	$(7,302)	$(4,082)
Loss from continuing operations	$(145,751)	$671	$(145,080)
Deferred income taxes	$8,527	$1,030	$9,557
Accounts receivable, net	$14,658	$(2,015)	$12,643
Prepaid expenses and other current assets	$(6,723)	$(1,923)	$(8,646)
Accrued expenses and other current liabilities	$9,157	$4,604	$13,761
Other non-current liabilities	$31,831	$(3,830)	$28,001
Purchases of property, plant and equipment	$(74,489)	$1,454	$(73,035)

	Nine Months Ended September 30, 2013
Revised Consolidated Statement of Cash Flows (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Revision Adjustment	As Revised
Net loss	$(66,937)	$(5,477)	$(72,414)
Loss from discontinued operations, net of tax	$(12,883)	$554	$(12,329)
Loss from continuing operations	$(54,054)	$(6,031)	$(60,085)
Impairment of long-lived assets	$1,286	$177	$1,463
Deferred income taxes	$(63,536)	$1,244	$(62,292)
Accounts receivable, net	$(66,284)	$2,231	$(64,053)
Accrued expenses and other current liabilities	$29,263	$2,379	$31,642

(3) Discontinued Operations

On January 9, 2015, we completed the sale of our health management business to OptumHealth Care Solutions for a purchase price of approximately $600.1 million, subject to a customary post-closing working capital adjustment. We used the net cash proceeds of the sale to repay $575.0 million in aggregate principal amount of outstanding indebtedness under our senior secured credit facility.

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

We accounted for our divestiture of the health management business in accordance with ASU No. 2014-08 (See Note 19) and for the ACS Companies in accordance with Accounting Standards Codification Topic 205, Presentation of Financial Statements. The following assets and liabilities associated with the health management business have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30, 2014 (Restated)	December 31, 2013
Assets
Cash and cash equivalents	$13,503	$6,477
Restricted cash	2,675	2,915
Accounts receivable, net of allowances of $8,094 and $7,497 at September 30, 2014 and December 31, 2014, respectively	54,330	59,337
Inventories, net	2,061	2,018
Deferred tax assets – current	12,604	12,604
Prepaid expenses and other current assets	4,301	6,074
Property, plant and equipment, net	61,044	76,932
Goodwill	84,343	86,365
Finite-lived intangible assets, net	89,899	127,185
Other non-current assets	421	576

Total assets held for sale	$325,181	$380,483

Liabilities
Short-term debt and current portion of capital lease obligations	$1,016	$893
Accounts payable	7,311	7,806
Accrued expenses and other current liabilities	43,596	49,243
Capital lease obligations, net of current portion	546	1,165
Deferred tax liabilities – non-current	34,254	35,879
Other long-term liabilities	13,301	38,256

Total liabilities related to assets held for sale	$100,024	$133,242

The following summarized financial information related to the health management business and the ACS Companies, which were previously included in our patient self-testing reporting segment, has been segregated from continuing operations and has been reported as discontinued operations in our consolidated statements of operations (in thousands):

	Three Months Ended September 30, 2014 (Restated)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014 (Restated)	Nine Months Ended September, 2013
Net revenue	$89,501	$102,630	$271,668	$310,409
Cost of net revenue	(54,314)	(55,630)	(155,976)	(173,457)
Research and development	—	(20)	—	(1,724)
Sales and marketing	(14,270)	(17,839)	(43,152)	(55,756)
General and administrative	(16,924)	(32,263)	(75,244)	(98,740)
Interest expense	(149)	(120)	(400)	(220)
Other income (expense), net	(117)	870	(1,189)	320

Income (loss) from discontinued operations before provision (benefit) for income taxes	3,727	(2,372)	(4,293)	(19,168)
Provision (benefit) for income taxes	18,128	(456)	(211)	(6,839)

Loss from discontinued operations, net of tax	$(14,401)	$(1,916)	$(4,082)	$(12,329)

(4) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At September 30, 2014, our cash equivalents consisted of money market funds.

(5) Restricted Cash

We had restricted cash of $35.6 million and $32.8 million as of September 30, 2014 and December 31, 2013, respectively. As of December 31, 2013, $29.4 million was classified as non-current on our Consolidated Balance Sheet, as it secures a foreign bank loan arrangement that we entered into during the third quarter of 2013 and, under the terms of the loan agreement, is required to remain on deposit for two years.

(6) Inventories, Net

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$126,265	$121,671
Work-in-process	74,914	79,559
Finished goods	158,862	164,037

	$360,041	$365,267

(7) Stock-based Compensation

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

(8) Net Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Basic and diluted net loss per common share:
Numerator:
Loss from continuing operations	$(84,289)	$(17,156)	$(145,080)	$(60,085)
Preferred stock dividends	(5,367)	(5,367)	(15,926)	(15,926)

Loss from continuing operations attributable to common shares	(89,656)	(22,523)	(161,006)	(76,011)
Less: Net income (loss) attributable to non-controlling interest	(306)	359	(136)	601

Loss from continuing attributable to Alere Inc. and Subsidiaries	(89,350)	(22,882)	(160,870)	(76,612)

Loss from discontinued operations	(14,401)	(1,916)	(4,082)	(12,329)

Net loss available to common stockholders	$(103,751)	$(24,798)	$(164,952)	$(88,941)

Denominator:
Weighted-average common shares outstanding - basic and diluted	83,115	81,735	82,719	81,417

Basic and diluted net loss per common share:
Loss from continuing operations attributable to Alere Inc. and Subsidiaries	$(1.08)	$(0.28)	$(1.94)	$(0.94)
Loss from discontinued operations	(0.17)	(0.02)	(0.05)	(0.15)

Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries	$(1.25)	$(0.30)	$(1.99)	$(1.09)

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

(9) Stockholders’ Equity and Non-controlling Interests

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

(b) Changes in Stockholders’ Equity and Non-controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the nine months ended September 30, 2014 and 2013 is provided below (in thousands):

	Nine Months Ended September 30,
	2014 (Restated)			2013
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$2,073,256	$4,882	$2,078,138	$2,177,167	$2,282	$2,179,449
Issuance of common stock under employee compensation plans	35,593	—	35,593	17,555	—	17,555
Preferred stock dividends	(15,970)	—	(15,970)	(15,970)	—	(15,970)
Stock-based compensation expense	7,751	—	7,751	14,462	—	14,462
Excess tax benefits on exercised stock options	(6,302)	—	(6,302)	(1,283)	—	(1,283)
Non-controlling interest from acquisition	—	—	—	—	1,788	1,788
Net income (loss)	(149,026)	(136)	(149,162)	(73,015)	601	(72,414)
Total other comprehensive loss	(69,478)	—	(69,478)	(42,149)	—	(42,149)

Equity, end of period	$1,875,824	$4,746	$1,880,570	$2,076,767	$4,671	$2,081,438

(10) Business Combinations

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

(11) Restructuring Plans

The following table sets forth aggregate restructuring charges recorded in our Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Caption	2014	2013	2014	2013
Cost of net revenue	$5,654	$3,422	$6,707	$3,881
Research and development	5,457	1,100	8,488	1,745
Sales and marketing	1,019	218	7,420	901
General and administrative	5,167	1,337	14,460	3,698

Total operating expenses	17,297	6,077	37,075	10,225
Interest expense, including amortization of original issue discounts and deferred financing costs	9	14	32	45

Total charges	$17,306	$6,091	$37,107	$10,270

(a) 2014 Restructuring Plans

In 2014, management developed world-wide cost reduction efforts to reduce costs and improve operational efficiencies within our professional diagnostics, patient self-testing and corporate and other business segments, primarily impacting our U.S. sales force, our global information technology group, our global research and development group and certain businesses in Europe and Asia. The following table summarizes the restructuring activities related to our 2014 restructuring plans for the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014
	Professional Diagnostics	Patient Self-testing	Corporate and Other	Total
Severance-related costs	$5,833	$(6)	$199	$6,026
Facility and transition costs	1,713	—	2,979	4,692

Cash charges	7,546	(6)	3,178	10,718
Fixed asset and inventory impairments	6,322	—	—	6,322

Total charges	$13,868	$(6)	$3,178	$17,040

	Nine Months Ended September 30, 2014
	Professional Diagnostics	Patient Self-testing	Corporate and Other	Total
Severance-related costs	$17,748	$175	$2,399	$20,322
Facility and transition costs	1,894	—	4,929	6,823

Cash charges	19,642	175	7,328	27,145
Fixed asset and inventory impairments	8,402	—	—	8,402

Total charges	$28,044	$175	$7,328	$35,547

We anticipate incurring approximately $5.2 million and $6.0 million in additional costs under our 2014 restructuring plans related to our professional diagnostics and corporate and other business segments, respectively, primarily in the U.S. and Europe. We do not anticipate incurring additional costs under our existing 2014 restructuring plan relating to our patient self-testing segment. We may develop additional plans over the remainder of 2014. As of September 30, 2014, $7.7 million in severance and transition costs arising under our 2014 restructuring plans remain unpaid.

(b) 2013 Restructuring Plans

In 2013, management developed cost reduction efforts within our professional diagnostics business segment, impacting businesses in our U.S., Europe and Asia Pacific regions. Additionally, management took steps to improve efficiencies within our patient self-testing business segment, including winding down a small portion of this business, which resulted in charges associated with the impairment of related fixed and intangible assets. The following tables summarize the restructuring activities in our professional diagnostics and patient self-testing business segments related to our 2013 restructuring plans for the three and nine months ended September 30, 2014 and 2013 and since inception (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since
Professional Diagnostics	2014	2013	2014	2013	Inception
Severance-related costs	$55	$3,876	$893	$5,960	$8,019
Facility and transition costs	96	1,107	312	1,457	2,893

Cash charges	151	4,983	1,205	7,417	10,912
Fixed asset and inventory impairments	—	470	—	470	743

Total charges	$151	$5,453	$1,205	$7,887	$11,655

	Three Months Ended September 30,		Nine Months Ended September 30,		Since
Patient Self-testing	2014	2013	2014	2013	Inception
Severance-related costs	$—	$30	$—	$88	$88
Facility and transition costs	—	—	—	241	241

Cash charges	—	30	—	329	329
Fixed asset and inventory impairments	—	—	—	26	800

Total charges	$—	$30	$—	$355	$1,129

We anticipate incurring approximately $0.7 million in additional costs under our 2013 restructuring plans related to our professional diagnostics business segment in the United States. We do not anticipate incurring significant additional costs under our 2013 restructuring plans related to our patient self-testing segment. As of September 30, 2014, $0.2 million in severance and facility costs arising under our 2013 restructuring plans remain unpaid.

(c) Restructuring Plans Prior to 2013

The following table summarizes the restructuring activities related to our active 2012, 2011, 2010 and 2008 restructuring plans for the three and nine months ended September 30, 2014 and 2013 and since inception (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since
Professional Diagnostics	2014	2013	2014	2013	Inception
Severance-related costs (recoveries)	$—	$(568)	$98	$(284)	$24,290
Facility and transition costs	106	112	225	524	8,987
Other exit costs	10	14	33	45	789

Cash charges (recoveries)	116	(442)	356	285	34,066
Fixed asset and inventory impairments	—	350	—	350	6,922
Intangible asset impairments	—	686	—	686	686
Other non-cash charges	—	—	—	—	64

Total charges	$116	$594	$356	$1,321	$41,738

	Three Months Ended September 30,		Nine Months Ended September 30,		Since
Patient Self-testing	2014	2013	2014	2013	Inception
Severance-related costs	$—	$14	$—	$707	$1,422
Facility and transition costs (recoveries)	—	—	—	—	—
Other exit costs	—	—	—	—	—

Cash charges (recoveries)	—	14	—	707	1,422
Fixed asset and inventory impairments	—	—	—	—	—
Intangible asset impairments	—	—	—	—	—
Other non-cash recoveries	—	—	—	—	—

Total charges (recoveries)	$—	$14	$—	$707	$1,422

As of September 30, 2014, $0.8 million in cash charges remain unpaid, primarily related to facility lease obligations, which are anticipated to continue through 2017.

(d) Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $8.1 million is included in accrued expenses and other current liabilities and $0.7 million is included in other long-term liabilities on our accompanying Consolidated Balance Sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2013	$992	$1,781	$367	$3,140
Cash charges	21,313	7,360	32	28,705
Payments	(18,400)	(4,146)	(86)	(22,632)
Currency adjustments	(401)	(61)	(1)	(463)

Balance, September 30, 2014	$3,504	$4,934	$312	$8,750

(12) Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	September 30, 2014	December 31, 2013
A term loans(1) (2)	$797,500	$832,188
B term loans(1) (3)	1,334,165	1,344,238
Revolving line of credit(1)	170,000	170,000
7.25% Senior notes	450,000	450,000
6.5% Senior subordinated notes	425,000	425,000
8.625% Senior subordinated notes	400,000	400,000
3% Convertible senior subordinated notes	150,000	150,000
Other lines of credit	728	355
Other	44,092	50,119

	3,771,485	3,821,900
Less: Short-term debt and current portion	(87,871)	(64,112)

	$3,683,614	$3,757,788

(1)	Incurred under our secured credit facility.

(2)	Includes “A” term loans and “Delayed Draw” term loans under our secured credit facility.
(3)	Includes term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans under our secured credit facility, which term loans have been converted into and consolidated with the “B” term loans under our secured credit facility.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$794	$794	$—	$—

Total assets	$794	$794	$—	$—

Liabilities:
Contingent consideration obligations (1)	$155,000	$—	$—	$155,000

Total liabilities	$155,000	$—	$—	$155,000

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$858	$858	$—	$—

Total assets	$858	$858	$—	$—

Liabilities:
Contingent consideration obligations (1)	$218,569	$—	$—	$218,569

Total liabilities	$218,569	$—	$—	$218,569

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our Consolidated Statements of Operations. See Note 18 for additional information on the valuation of our contingent consideration obligations.

Changes in the fair value of our Level 3 contingent consideration obligations during the nine months ended September 30, 2014 were as follows (in thousands):

Fair value of contingent consideration obligations, December 31, 2013	$218,569
Payments	(49,573)
Present value accretion and adjustments	12,442
Reversal of Method Factory Inc., now known as Alere Accountable Care Solutions, LLC (“ACS”) obligation(1)	(26,321)
Foreign currency adjustments	(117)

Fair value of contingent consideration obligations, September 30, 2014	$155,000

(1)	ACS was divested in October 2014 and, in connection with this transaction, the contingent consideration obligation was terminated. See Note 3.

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

	Professional Diagnostics	Patient Self- testing	Consumer Diagnostics	Corporate and Other	Total
Three Months ended September 30, 2014 (Restated)
Net revenue	$587,716	$35,045	$26,449	$—	$649,210
Operating income (loss)	$58,549	$6,437	$3,742	$(33,386)	$35,342
Depreciation and amortization	$75,625	$4,741	$841	$1,917	$83,124
Restructuring charge	$14,124	$(5)	$—	$3,178	$17,297
Stock-based compensation	$—	$—	$—	$3,169	$3,169
Three Months ended September 30, 2013
Net revenue	$590,197	$31,603	$28,848	$—	$650,648
Operating income (loss)	$52,585	$(4,141)	$3,347	$(29,033)	$22,758
Depreciation and amortization	$88,835	$5,770	$1,063	$287	$95,955
Non-cash inventory charge	$708	$(59)	$—	$—	$649
Restructuring charge	$6,033	$44	$—	$—	$6,077
Stock-based compensation	$—	$—	$—	$5,662	$5,662
Loss on disposition	$5,885	$—	$—	$—	$5,885
Nine Months ended September 30, 2014 (Restated)
Net revenue	$1,737,871	$102,361	$81,615	$—	$1,921,847
Operating income (loss)	$126,824	$2,622	$10,617	$(75,474)	$64,589
Depreciation and amortization	$230,219	$14,479	$2,604	$3,461	$250,763
Restructuring charge	$29,572	$175	$—	$7,328	$37,075
Stock-based compensation	$—	$—	$—	$7,751	$7,751
Loss on disposition	$638	$—	$—	$—	$638
Nine Months ended September 30, 2013
Net revenue	$1,774,824	$92,806	$76,846	$—	$1,944,476
Operating income (loss)	$183,694	$(14,201)	$9,031	$(66,907)	$111,617
Depreciation and amortization	$258,485	$16,846	$3,296	$846	$279,473
Non-cash inventory charge	$1,880	$—	$—	$—	$1,880
Restructuring charge	$9,162	$985	$—	$—	$10,147
Stock-based compensation	$—	$—	$—	$14,462	$14,462
Loss on disposition	$5,885	$—	$—	$—	$5,885
Assets:
As of September 30, 2014 (Restated)	$6,016,792	$484,334	$215,802	$87,192	$6,804,120
As of December 31, 2013	$5,746,021	$501,672	$197,458	$616,934	$7,062,085

The following tables summarize our net revenue from the professional diagnostics and patient self-testing reporting segments by groups of similar products and services for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Professional Diagnostics Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (Restated)	2013	2014 (Restated)	2013
Infectious disease	$177,955	$172,739	$507,866	$520,289
Toxicology	161,940	166,536	478,514	479,986
Cardiology	109,661	115,677	333,077	348,902
Diabetes	49,477	53,150	151,425	178,138
Other	84,501	78,607	252,303	235,992

Professional diagnostics net product sales and services revenue	$583,534	$586,709	$1,723,185	$1,763,307

	Three Months Ended September 30,		Nine Months Ended September 30,
Patient Self-testing Segment	2014	2013	2014	2013
Patient Self-testing services	$30,185	$27,025	$86,799	$77,437
Other	4,860	4,578	15,562	15,369

Patient self-testing net product sales and services revenue	$35,045	$31,603	$102,361	$92,806

(16) Related Party Transactions

(a) Divestiture of ACS Companies

On October 10, 2014, we completed the sale of our ACS subsidiary to ACS Acquisition, LLC (the “Purchaser”), pursuant to the terms of a Membership Interest Purchase Agreement with the Purchaser and Sumit Nagpal. In connection with the sale of ACS, we also agreed to sell our subsidiary Wellogic ME FZ – LLC (“Wellogic,” together with ACS, the “ACS Companies”) to the Purchaser, subject to the satisfaction of routine requirements of Dubai law relating to the transfer of equity. See Note 3.

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

(17) Other Arrangements

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

(18) Commitments and Contingencies

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

The following table summarizes our contractual contingent purchase price consideration obligations related to certain of our acquisitions, as follows (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of September 30, 2014		Remaining Earn-out Period as of September 30, 2014	Estimated Fair Value as of September 30, 2014	Estimated Fair Value as of December 31, 2013	Payments Made During 2014
TwistDx, Inc.(1)	March 11, 2010	$35,600	$108,777		2014 – 2025(10)	$39,900	$45,502	$15,250
Ionian Technologies, Inc.(2)	July 12, 2010	$24,500	$50,000		2014 – 2015	24,700	29,000	7,500
Laboratory Data Systems, Inc.(3)	August 29, 2011	$13,000	$—		—	—	7,400	7,500
Forensics Limited (ROAR)(4)	September 22, 2011	$5,463	$12,600		2014	3,492	2,484	—
ACS(5)	December 9, 2011	$18,900	$—	(11)	—	—	26,900	579
MedApps(6)	July 2, 2012	$13,100	$8,600		2014	6,500	12,800	5,000
Amedica Biotech, Inc.(7)	July 3, 2012	$8,900	$—		—	—	7,500	8,055
DiagnosisOne, Inc.(8)	July 31, 2012	$22,300	$30,000		2014 – 2017	20,400	26,600	3,000
Epocal(9)	February 1, 2013	$75,000	$65,500		2014 – 2018	47,100	47,200	—
Other	Various	$58,877	$20,129		2014 – 2016	12,908	13,183	2,689

						$155,000	$218,569	$49,573

(1)	The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and product development targets through 2025.
(2)	The terms of the acquisition agreement require us to pay earn-outs upon successfully meeting multiple product development milestones during the five years following the acquisition.
(3)	The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the twelve-month periods ending June 30, 2012 and 2013.
(4)	The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain EBITDA targets during 2012 through 2014.
(5)	The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain operational and profit targets during 2012 through 2019. See also (11).
(6)	The terms of the acquisition agreement require us to make earn-out payments upon achievement of certain technological and product development milestones through December 31, 2014.
(7)	The terms of the acquisition agreement require us to make earn-out payments upon successfully meeting certain financial targets during each of the calendar years 2012 and 2013.
(8)	The terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain financial targets within five years of the acquisition date.
(9)	The terms of the acquisition agreement require us to pay earn-outs and management incentive payments upon successfully meeting certain product development and United States Food and Drug Administration regulatory approval milestones from the date of acquisition through December 31, 2018.
(10)	The maximum earn-out period ends on the fifteenth anniversary of the acquisition date.
(11)	The earn-out was comprised of three components, of which two components had an aggregate maximum remaining earn-out potential of $49.4 million. There was no dollar cap on the third earn-out component, however, the earn-out potential is limited to the remaining earn-out period. ACS was divested in October 2014 and these earn-outs were terminated in connection with the divestiture transaction. See Note 3.

(19) Recent Accounting Pronouncements

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

In April 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 requires that only disposals representing a strategic shift in operations which has a major effect on the organization’s operations and financial results, such as a disposal of a major geographic area, a major line of business, or a major equity method investment, should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective in the first quarter of 2015. On October 1, 2014, we early adopted this standard. The impact on our consolidated financial statements will be dependent on any transaction that is within the scope of the new guidance.

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

(20) Equity Investments

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

(21) Loss on Disposition

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

(22) Provision (Benefit) for Income Taxes

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

(23) Guarantor Financial Information

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries	Eliminations	Consolidated (Restated)
Net product sales	$—	$214,585	$353,817	$(60,777)	$507,625
Services revenue	—	122,045	15,358	—	137,403

Net product sales and services revenue	—	336,630	369,175	(60,777)	645,028
License and royalty revenue	—	2,993	3,663	(2,474)	4,182

Net revenue	—	339,623	372,838	(63,251)	649,210

Cost of net product sales	912	118,241	204,983	(52,886)	271,250
Cost of services revenue	71	74,441	8,448	(7,858)	75,102

Cost of net product sales and services revenue	983	192,682	213,431	(60,744)	346,352
Cost of license and royalty revenue	28	55	3,627	(2,474)	1,236

Cost of net revenue	1,011	192,737	217,058	(63,218)	347,588

Gross profit (loss)	(1,011)	146,886	155,780	(33)	301,622
Operating expenses:
Research and development	7,256	15,318	16,152	—	38,726
Sales and marketing	1,265	54,422	67,073	—	122,760
General and administrative	33,549	30,323	40,922	—	104,794

Operating income (loss)	(43,081)	46,823	31,633	(33)	35,342
Interest expense, including amortization of original issue discounts and deferred financing costs	(51,589)	(4,420)	(4,512)	8,189	(52,332)
Other income (expense), net	4,706	4,835	(9,438)	(8,190)	(8,087)

Income (loss) from continuing operations before provision for income taxes	(89,964)	47,238	17,683	(34)	(25,077)
Provision for income taxes	42,727	13,657	9,140	(35)	65,489

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(132,691)	33,581	8,543	1	(90,566)
Equity in earnings of subsidiaries, net of tax	49,642	210	—	(49,852)	—
Equity earnings of unconsolidated entities, net of tax	560	—	5,779	(62)	6,277

Income (loss) from continuing operations	(82,489)	33,791	14,322	(49,913)	(84,289)
Income (loss) from discontinued operations, net of tax	(16,201)	(20,615)	22,415	—	(14,401)

Net income (loss)	(98,690)	13,176	36,737	(49,913)	(98,690)
Less: Net loss attributable to non-controlling interests	—	—	(306)	—	(306)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(98,690)	13,176	37,043	(49,913)	(98,384)
Preferred stock dividends	(5,367)	—	—	—	(5,367)

Net income (loss) available to common stockholders	$(104,057)	$13,176	$37,043	$(49,913)	$(103,751)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$220,530	$329,405	$(44,339)	$505,596
Services revenue	—	121,223	19,645	—	140,868

Net product sales and services revenue	—	341,753	349,050	(44,339)	646,464
License and royalty revenue	—	5,103	4,057	(4,976)	4,184

Net revenue	—	346,856	353,107	(49,315)	650,648

Cost of net product sales	887	126,983	165,914	(37,472)	256,312
Cost of services revenue	—	68,133	8,750	(5,051)	71,832

Cost of net product sales and services revenue	887	195,116	174,664	(42,523)	328,144
Cost of license and royalty revenue	—	17	6,967	(4,975)	2,009

Cost of net revenue	887	195,133	181,631	(47,498)	330,153

Gross profit (loss)	(887)	151,723	171,476	(1,817)	320,495
Operating expenses:
Research and development	5,515	17,009	17,954	—	40,478
Sales and marketing	1,579	64,536	75,633	—	141,748
General and administrative	23,028	31,894	54,704	—	109,626
Loss on disposition	—	(1)	5,886	—	5,885

Operating income (loss)	(31,009)	38,285	17,299	(1,817)	22,758
Interest expense, including amortization of original issue discounts and deferred financing costs	(52,318)	(6,207)	(2,721)	7,945	(53,301)
Other income (expense), net	(6,775)	6,234	1,418	(7,945)	(7,068)

Income (loss) from continuing operations before provision (benefit) for income taxes	(90,102)	38,312	15,996	(1,817)	(37,611)
Provision (benefit) for income taxes	(28,111)	13,557	412	(560)	(14,702)

Income (loss) from continuing operations before in equity earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(61,991)	24,755	15,584	(1,257)	(22,909)
Equity in earnings (losses) of subsidiaries, net of tax	42,907	(337)	—	(42,570)	—
Equity earnings of unconsolidated entities, net of tax	464	—	5,217	72	5,753

Income (loss) from continuing operations	(18,620)	24,418	20,801	(43,755)	(17,156)
Loss from discontinued operations, net of tax	(452)	(926)	(538)	—	(1,916)

Net income (loss)	(19,072)	23,492	20,263	(43,755)	(19,072)
Less: Net income attributable to non-controlling interests	—	—	359	—	359

Net income (loss) attributable to Alere Inc. and Subsidiaries	(19,072)	23,492	19,904	(43,755)	(19,431)
Preferred stock dividends	(5,367)	—	—	—	(5,367)

Net income (loss) available to common stockholders	$(24,439)	$23,492	$19,904	$(43,755)	$(24,798)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2014

(in thousands)

	Issuer (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries	Eliminations	Consolidated (Restated)
Net product sales	$—	$623,208	$1,048,212	$(172,118)	$1,499,302
Services revenue	—	355,132	51,415	—	406,547

Net product sales and services revenue	—	978,340	1,099,627	(172,118)	1,905,849
License and royalty revenue	—	10,312	14,683	(8,997)	15,998

Net revenue	—	988,652	1,114,310	(181,115)	1,921,847

Cost of net product sales	2,291	348,701	591,778	(156,852)	785,918
Cost of services revenue	214	216,142	25,123	(20,123)	221,356

Cost of net product sales and services revenue	2,505	564,843	616,901	(176,975)	1,007,274
Cost of license and royalty revenue	28	194	12,675	(8,997)	3,900

Cost of net revenue	2,533	565,037	629,576	(185,972)	1,011,174

Gross profit (loss)	(2,533)	423,615	484,734	4,857	910,673
Operating expenses:
Research and development	20,034	45,753	49,068	—	114,855
Sales and marketing	6,329	175,536	209,740	—	391,605
General and administrative	78,257	112,850	147,879	—	338,986
Loss on disposition	—	638	—	—	638

Operating income (loss)	(107,153)	88,838	78,047	4,857	64,589
Interest expense, including amortization of original issue discounts and deferred financing costs	(154,232)	(14,933)	(13,646)	26,535	(156,276)
Other income (expense), net	11,823	15,867	1,068	(26,594)	2,164

Income (loss) from continuing operations before provision (benefit) for income taxes	(249,562)	89,772	65,469	4,798	(89,523)
Provision (benefit) for income taxes	(2,566)	42,896	27,319	1,624	69,273

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(246,996)	46,876	38,150	3,174	(158,796)
Equity in earnings of subsidiaries, net of tax	97,307	442	—	(97,749)	—
Equity earnings of unconsolidated entities, net of tax	1,387	—	12,516	(187)	13,716

Income (loss) from continuing operations	(148,302)	47,318	50,666	(94,762)	(145,080)
Income (loss) from discontinued operations, net of tax	(860)	(26,418)	23,196	—	(4,082)

Net income (loss)	(149,162)	20,900	73,862	(94,762)	(149,162)
Less: Net loss attributable to non-controlling interests	—	—	(136)	—	(136)

Net income (loss) attributable to Alere Inc. and Subsidiaries	(149,162)	20,900	73,998	(94,762)	(149,026)
Preferred stock dividends	(15,926)	—	—	—	(15,926)

Net income (loss) available to common stockholders	$(165,088)	$20,900	$73,998	$(94,762)	$(164,952)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Nine Months Ended September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$655,530	$1,014,898	$(142,696)	$1,527,732
Services revenue	—	345,909	57,722	—	403,631

Net product sales and services revenue	—	1,001,439	1,072,620	(142,696)	1,931,363
License and royalty revenue	—	10,908	12,662	(10,457)	13,113

Net revenue	—	1,012,347	1,085,282	(153,153)	1,944,476

Cost of net product sales	2,722	360,539	518,776	(125,322)	756,715
Cost of services revenue	—	193,563	26,146	(13,777)	205,932

Cost of net product sales and services revenue	2,722	554,102	544,922	(139,099)	962,647
Cost of license and royalty revenue	—	52	15,668	(10,456)	5,264

Cost of net revenue	2,722	554,154	560,590	(149,555)	967,911

Gross profit (loss)	(2,722)	458,193	524,692	(3,598)	976,565
Operating expenses:
Research and development	16,167	50,550	54,012	—	120,729
Sales and marketing	4,384	192,055	223,273	—	419,712
General and administrative	51,532	110,732	156,358	—	318,622
Loss on disposition	—	(1)	5,886	—	5,885

Operating income (loss)	(74,805)	104,857	85,163	(3,598)	111,617
Interest expense, including amortization of original issue discounts and deferred financing costs	(200,836)	(19,510)	(9,209)	26,502	(203,053)
Other income (expense), net	(7,612)	18,676	8,179	(26,502)	(7,259)

Income (loss) from continuing operations before provision (benefit) for income taxes	(283,253)	104,023	84,133	(3,598)	(98,695)
Provision (benefit) for income taxes	(101,941)	46,309	31,500	(1,240)	(25,372)

Income (loss) from continuing operations before equity in earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(181,312)	57,714	52,633	(2,358)	(73,323)
Equity in earnings (losses) of subsidiaries, net of tax	108,302	(1,510)	—	(106,792)	—
Equity earnings of unconsolidated entities, net of tax	1,278	—	11,932	28	13,238

Income (loss) from continuing operations	(71,732)	56,204	64,565	(109,122)	(60,085)
Loss from discontinued operations, net of tax	(682)	(10,029)	(1,618)	—	(12,329)

Net income (loss)	(72,414)	46,175	62,947	(109,122)	(72,414)
Less: Net income attributable to non-controlling interests	—	—	601	—	601

Net income (loss) attributable to Alere Inc. and Subsidiaries	(72,414)	46,175	62,346	(109,122)	(73,015)
Preferred stock dividends	(15,926)	—	—	—	(15,926)

Net income (loss) available to common stockholders	$(88,340)	$46,175	$62,346	$(109,122)	$(88,941)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries	Eliminations	Consolidated (Restated)
Net income (loss)	$(98,690)	$13,176	$36,737	$(49,913)	$(98,690)

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	(383)	(104)	(95,936)	(2)	(96,425)
Unrealized gains on hedging instruments	—	—	7	—	7
Minimum pension liability adjustment	—	—	481	—	481

Other comprehensive income, before tax	(383)	(104)	(95,448)	(2)	(95,937)
Income tax provision (benefit) related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive income, net of tax	(383)	(104)	(95,448)	(2)	(95,937)

Comprehensive income (loss)	(99,073)	13,072	(58,711)	(49,915)	(194,627)
Less: Comprehensive loss attributable to non-controlling interests	—	—	(306)	—	(306)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(99,073)	$13,072	$(58,405)	$(49,915)	$(194,321)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(19,072)	$23,492	$20,263	$(43,755)	$(19,072)

Other comprehensive income, before tax:
Changes in cumulative translation adjustment	524	—	66,742	2	67,268
Unrealized gains on hedging instruments	—	—	20	—	20
Minimum pension liability adjustment	—	—	(369)	—	(369)

Other comprehensive income, before tax	524	—	66,393	2	66,919
Income tax provision (benefit) related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive income, net of tax	524	—	66,393	2	66,919

Comprehensive income (loss)	(18,548)	23,492	86,656	(43,753)	47,847
Less: Comprehensive income attributable to non-controlling interests	—	—	359	—	359

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(18,548)	$23,492	$86,297	$(43,753)	$47,488

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2014

(in thousands)

	Issuer (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries	Eliminations	Consolidated (Restated)
Net income (loss)	$(149,162)	$20,900	$73,862	$(94,762)	$(149,162)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(137)	(178)	(69,633)	(2)	(69,950)
Unrealized losses on available for sale securities	—	(17)	—	—	(17)
Unrealized gains on hedging instruments	—	—	21	—	21
Minimum pension liability adjustment	—	—	468	—	468

Other comprehensive income (loss), before tax	(137)	(195)	(69,144)	(2)	(69,478)
Income tax benefit related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive income (loss), net of tax	(137)	(195)	(69,144)	(2)	(69,478)

Comprehensive income (loss)	(149,299)	20,705	4,718	(94,764)	(218,640)
Less: Comprehensive loss attributable to non-controlling interests	—	—	(136)	—	(136)

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(149,299)	$20,705	$4,854	$(94,764)	$(218,504)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(72,414)	$46,175	$62,947	$(109,122)	$(72,414)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(329)	—	(42,188)	2	(42,515)
Unrealized gains on hedging instruments	—	—	31	—	31
Minimum pension liability adjustment	—	—	335	—	335

Other comprehensive income (loss), before tax	(329)	—	(41,822)	2	(42,149)
Income tax benefit related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive income (loss), net of tax	(329)	—	(41,822)	2	(42,149)

Comprehensive income (loss)	(72,743)	46,175	21,125	(109,120)	(114,563)
Less: Comprehensive income attributable to non-controlling interests	—	—	601	—	601

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(72,743)	$46,175	$20,524	$(109,120)	$(115,164)

CONSOLIDATING BALANCE SHEET

September 30, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries	Eliminations	Consolidated (Restated)
ASSETS
Current assets:
Cash and cash equivalents	$11,469	$91,188	$328,694	$—	$431,351
Restricted cash	1,940	100	33,541	—	35,581
Marketable securities	—	793	1	—	794
Accounts receivable, net of allowances	—	188,972	275,724	—	464,696
Inventories, net	—	170,029	209,486	(19,474)	360,041
Deferred tax assets	(17,440)	10,425	30,648	(2,107)	21,526
Prepaid expenses and other current assets	8,411	29,117	81,476	4,052	123,056
Assets held for sale	—	325,165	16	—	325,181
Intercompany receivables	366,149	809,418	59,656	(1,235,223)	—

Total current assets	370,529	1,625,207	1,019,242	(1,252,752)	1,762,226
Property, plant and equipment, net	27,220	213,935	222,183	(56)	463,282
Goodwill	—	1,754,523	1,226,979	—	2,981,502
Other intangible assets with indefinite lives	—	9,600	37,290	(59)	46,831
Finite-lived intangible assets, net	8,715	780,741	586,206	—	1,375,662
Restricted cash	—	—	—	—	—
Deferred financing costs, net and other non-current assets	43,982	6,684	23,081	(45)	73,702
Investments in subsidiaries	3,829,127	271,122	189,998	(4,290,247)	—
Investments in unconsolidated entities	15,814	14,764	47,269	13,328	91,175
Deferred tax assets	—	—	7,404	—	7,404
Non-current income tax receivable	2,336	—	—	—	2,336
Intercompany notes receivables	2,073,773	681,592	51,732	(2,807,097)	—

Total assets	$6,371,496	$5,358,168	$3,411,384	$(8,336,928)	$6,804,120

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$60,000	$50	$27,821	$—	$87,871
Current portion of capital lease obligations	—	1,426	2,724	—	4,150
Accounts payable	15,221	81,923	112,713	—	209,857
Accrued expenses and other current liabilities	(458,734)	595,902	230,888	(126)	367,930
Liabilities related to assets held for sale	—	100,024	—	—	100,024
Intercompany payables	772,405	192,272	270,545	(1,235,222)	—

Total current liabilities	388,892	971,597	644,691	(1,235,348)	769,832

Long-term liabilities:
Long-term debt, net of current portion	3,675,377	—	8,237	—	3,683,614
Capital lease obligations, net of current portion	—	4,337	7,941	—	12,278
Deferred tax liabilities	(31,068)	231,791	79,684	204	280,611
Other long-term liabilities	41,713	48,677	86,870	(45)	177,215
Intercompany notes payables	420,758	1,341,223	1,045,116	(2,807,097)	—

Total long-term liabilities	4,106,780	1,626,028	1,227,848	(2,806,938)	4,153,718

Stockholders’ equity	1,875,824	2,760,543	1,534,099	(4,294,642)	1,875,824
Non-controlling interests	—	—	4,746	—	4,746

Total equity	1,875,824	2,760,543	1,538,845	(4,294,642)	1,880,570

Total liabilities and equity	$6,371,496	$5,358,168	$3,411,384	$(8,336,928)	$6,804,120

CONSOLIDATING BALANCE SHEET

December 31, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,801	$78,976	$261,654	$—	$355,431
Restricted cash	2,221	—	1,237	—	3,458
Marketable securities	—	853	5	—	858
Accounts receivable, net of allowances	—	179,445	307,932	—	487,377
Inventories, net	—	169,141	219,892	(23,766)	365,267
Deferred tax assets	4,418	9,483	31,451	3,506	48,858
Prepaid expenses and other current assets	517,311	(415,124)	23,502	(44)	125,645
Assets held for sale	—	380,414	69	—	380,483
Intercompany receivables	331,844	759,498	75,424	(1,166,766)	—

Total current assets	870,595	1,162,686	921,166	(1,187,070)	1,767,377
Property, plant and equipment, net	14,197	210,883	241,713	(296)	466,497
Goodwill	—	1,753,498	1,253,499	—	3,006,997
Other intangible assets with indefinite lives	—	14,301	42,401	—	56,702
Finite-lived intangible assets, net	11,006	868,683	677,737	—	1,557,426
Restricted cash	—	—	29,370	—	29,370
Deferred financing costs, net and other non-current assets	55,207	7,777	20,560	(47)	83,497
Investments in subsidiaries	3,780,251	282,310	191,947	(4,254,508)	—
Investments in unconsolidated entities	29,005	—	44,636	13,189	86,830
Deferred tax assets	(570)	—	7,959	—	7,389
Intercompany notes receivables	2,197,576	630,627	60,441	(2,888,644)	—

Total assets	$6,957,267	$4,930,765	$3,491,429	$(8,317,376)	$7,062,085

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$60,000	$323	$3,789	$—	$64,112
Current portion of capital lease obligations	—	2,859	3,103	—	5,962
Accounts payable	12,584	63,346	105,712	—	181,642
Accrued expenses and other current liabilities	68,581	117,937	195,412	(36)	381,894
Liabilities related to assets held for sale	—	106,343	26,899	—	133,242
Intercompany payables	728,541	163,518	274,708	(1,166,767)	—

Total current liabilities	869,706	454,326	609,623	(1,166,803)	766,852

Long-term liabilities:
Long-term debt, net of current portion	3,720,137	100	37,551	—	3,757,788
Capital lease obligations, net of current portion	—	4,773	8,469	—	13,242
Deferred tax liabilities	(49,190)	246,178	88,038	8	285,034
Other long-term liabilities	21,038	47,008	93,032	(47)	161,031
Intercompany notes payables	322,322	1,444,742	1,121,581	(2,888,645)	—

Total long-term liabilities	4,014,307	1,742,801	1,348,671	(2,888,684)	4,217,095

Stockholders’ equity	2,073,254	2,733,638	1,528,253	(4,261,889)	2,073,256
Non-controlling interests	—	—	4,882	—	4,882

Total equity	2,073,254	2,733,638	1,533,135	(4,261,889)	2,078,138

Total liabilities and equity	$6,957,267	$4,930,765	$3,491,429	$(8,317,376)	$7,062,085

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2014

(in thousands)

	Issuer (Restated)	Guarantor Subsidiaries (Restated)	Non-Guarantor Subsidiaries	Eliminations	Consolidated (Restated)

Cash Flows from Operating Activities:
Net income (loss)	$(149,162)	$20,900	$73,862	$(94,762)	$(149,162)
Income (loss) from discontinued operations, net of tax	(860)	(26,418)	23,196	—	(4,082)

Income (loss) from continuing operations	(148,302)	47,318	50,666	(94,762)	(145,080)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(97,307)	(442)	—	97,749	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	11,575	32	217	—	11,824
Depreciation and amortization	4,417	132,134	114,218	(6)	250,763
Non-cash stock-based compensation expense	1,629	3,463	2,659	—	7,751
Tax benefit related to discontinued operations retained by Alere Inc.	—	9,594	—	—	9,594
Impairment of inventory	—	—	1,536	—	1,536
Impairment of long-lived assets	1,573	(446)	5,739	—	6,866
Loss on disposition of fixed assets	—	4,078	601	—	4,679
Equity earnings of unconsolidated entities, net of tax	(1,387)	—	(12,516)	187	(13,716)
Deferred income taxes	28,030	(12,863)	(7,320)	1,710	9,557
Loss related to impairment and net gain on dispositions	—	638	—	—	638
Other non-cash items	(988)	2,845	1,826	—	3,683
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(10,136)	22,779	—	12,643
Inventories, net	—	(22,521)	(3,495)	(4,430)	(30,446)
Prepaid expenses and other current assets	503,712	(444,782)	(65,138)	(2,438)	(8,646)
Accounts payable	2,637	25,738	10,312	—	38,687
Accrued expenses and other current liabilities	(526,685)	489,917	52,277	(1,748)	13,761
Other non-current liabilities	18,588	4,950	362	4,101	28,001
Cash paid for contingent consideration	(20,966)	—	(112)	—	(21,078)
Intercompany payable (receivable)	277,206	(197,561)	(79,645)	—	—

Net cash provided by continuing operations	53,732	31,956	94,966	363	181,017
Net cash provided by discontinued operations	7,881	26,474	62	—	34,417

Net cash provided by operating activities	61,613	58,430	95,028	363	215,434

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	135	(100)	(3,262)	—	(3,227)
Purchases of property, plant and equipment	(16,611)	(29,141)	(29,805)	2,522	(73,035)
Proceeds from sale of property, plant and equipment	268	778	2,853	(2,755)	1,144
Cash received from disposition, net of cash divested	—	1,081	4,373	—	5,454
Cash paid for business acquisitions, net of cash acquired	(75)	—	—	—	(75)
Cash received from (paid for) investments	477	(278)	(1)	—	198
Proceeds from sale of equity investment	—	—	9,526	—	9,526
Cash received from sales of marketable securities	—	43	4	—	47
(Increase) decrease in other assets	(104)	140	931	57	1,024

Net cash used in continuing operations	(15,910)	(27,477)	(15,381)	(176)	(58,944)
Net cash used in discontinued operations	—	(8,853)	—	—	(8,853)

Net cash used in investing activities	(15,910)	(36,330)	(15,381)	(176)	(67,797)

Cash Flows from Financing Activities:
Cash paid for financing costs	(5)	—	—	—	(5)
Cash paid for contingent purchase price consideration	(23,285)	—	(323)	—	(23,608)
Cash paid for dividends	(15,970)	—	—	—	(15,970)
Proceeds from issuance of common stock, net of issuance costs	35,593	—	—	—	35,593
Proceeds from issuance of long-term debt	—	—	41	—	41
Proceeds from issuance of short-term debt	—	—	806	—	806
Payments on long-term debt	(45,000)	(223)	(2,079)	—	(47,302)
Net proceeds under revolving credit facilities	—	—	498	—	498
Excess tax benefits on exercised stock options	65	282	68	—	415
Principal payments on capital lease obligations	—	(2,246)	(2,393)	—	(4,639)

Net cash used in continuing operations	(48,602)	(2,187)	(3,382)	—	(54,171)
Net cash used in discontinued operations	(579)	(496)	—	—	(1,075)

Net cash used in financing activities	(49,181)	(2,683)	(3,382)	—	(55,246)

Foreign exchange effect on cash and cash equivalents	146	(179)	(9,225)	(187)	(9,445)

Net increase (decrease) in cash and cash equivalents	(3,332)	19,238	67,040	—	82,946
Cash and cash equivalents, beginning of period - continuing operations	14,801	78,976	261,654	—	355,431
Cash and cash equivalents, beginning of period - discontinued operations	—	6,476	1	—	6,477

Cash and cash equivalents, end of period	11,469	104,690	328,695	—	444,854
Less: Cash and cash equivalents of discontinued operations, end of period	—	13,502	1	—	13,503

Cash and cash equivalents of continuing operations at end of period	$11,469	$91,188	$328,694	$—	$431,351

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(72,414)	$46,175	$62,947	$(109,122)	$(72,414)
Loss from discontinued operations, net of tax	(682)	(10,029)	(1,618)	—	(12,329)

Income (loss) from continuing operations	(71,732)	56,204	64,565	(109,122)	(60,085)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in (earnings) losses of subsidiaries, net of tax	(108,302)	1,510	—	106,792	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	13,814	46	45	—	13,905
Depreciation and amortization	3,731	143,832	132,014	(104)	279,473
Non-cash charges for sale of inventories revalued at the date of acquisition	—	—	1,880	—	1,880
Non-cash stock-based compensation expense	5,836	3,646	4,980	—	14,462
Tax benefit related to discontinued operations retained by Alere Inc.	—	5,480	—	—	5,480
Impairment of inventory	—	27	216	—	243
Impairment of long-lived assets	—	316	1,147	—	1,463
Loss on disposition of fixed assets	—	69	731	—	800
Equity earnings of unconsolidated entities, net of tax	(1,278)	—	(11,932)	(28)	(13,238)
Deferred income taxes	(16,142)	(18,004)	(26,992)	(1,154)	(62,292)
Loss on extinguishment of debt	35,603	—	—	—	35,603
Loss related to impairment and net gain on dispositions	—	—	5,885	—	5,885
Bargain purchase gain	—	—	(5,707)	—	(5,707)
Other non-cash items	5,201	964	1,481	—	7,646
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(22,291)	(41,762)	—	(64,053)
Inventories, net	—	(47,700)	(30,038)	3,771	(73,967)
Prepaid expenses and other current assets	(64,546)	64,286	(1,314)	(7,516)	(9,090)
Accounts payable	5,918	1,147	11,410	—	18,475
Accrued expenses and other current liabilities	13,184	2,559	8,966	6,933	31,642
Other non-current liabilities	(914)	(19,086)	11,366	515	(8,119)
Cash paid for contingent consideration	(6,654)	—	(211)	—	(6,865)
Intercompany payable (receivable)	303,437	(169,487)	(133,950)	—	—

Net cash provided by (used in) continuing operations	117,156	3,518	(7,220)	87	113,541
Net cash provided by (used in) discontinued operations	(2,201)	47,730	46	—	45,575

Net cash provided by (used in) operating activities	114,955	51,248	(7,174)	87	159,116

Cash Flows from Investing Activities:
Increase in restricted cash	(4,439)	—	(28,812)	—	(33,251)
Purchases of property, plant and equipment	(1,037)	(24,846)	(58,491)	11,938	(72,436)
Proceeds from sale of property, plant and equipment	—	6,905	11,186	(12,263)	5,828
Cash received from disposition, net of cash divested	—	—	32,000	—	32,000
Cash paid for business acquisitions, net of cash acquired	(157,373)	—	(8,823)	—	(166,196)
(Increase) decrease in other assets	19,244	(675)	2,910	(17)	21,462
Cash received from equity method investments	490	—	10,772	—	11,262

Net cash used in continuing operations	(143,115)	(18,616)	(39,258)	(342)	(201,331)
Net cash used in discontinued operations	—	(21,289)	(27)	—	(21,316)

Net cash used in investing activities	(143,115)	(39,905)	(39,285)	(342)	(222,647)

Cash Flows from Financing Activities:
Cash paid for financing costs	(9,798)	—	—	—	(9,798)
Cash paid for contingent purchase price consideration	(24,866)	—	(331)	—	(25,197)
Cash paid for dividends	(15,970)	—	—	—	(15,970)
Proceeds from issuance of common stock, net of issuance costs	17,555	—	—	—	17,555
Proceeds from issuance of long-term debt	425,000	—	34,152	—	459,152
Payments on long-term debt	(446,845)	(224)	(7,099)	—	(454,168)
Net proceeds (payments) under revolving credit facilities	147,500	—	(8,732)	—	138,768
Excess tax benefits on exercised stock options	205	181	48	—	434
Principal payments on capital lease obligations	—	(2,406)	(2,619)	—	(5,025)
Other	(18,953)	—	25	—	(18,928)

Net cash provided by (used in) continuing operations	73,828	(2,449)	15,444	—	86,823
Net cash used in discontinued operations	(2,299)	(316)	—	—	(2,615)

Net cash provided by (used in) financing activities	71,529	(2,765)	15,444	—	84,208

Foreign exchange effect on cash and cash equivalents	871	(28)	3,884	255	4,982

Net increase (decrease) in cash and cash equivalents	44,240	8,550	(27,131)	—	25,659
Cash and cash equivalents, beginning of period - continuing operations	3,623	56,074	256,782	—	316,479
Cash and cash equivalents, beginning of period - discontinued operations	—	11,855	—	—	11,855

Cash and cash equivalents, end of period	47,863	76,479	229,651	—	353,993
Less: Cash and cash equivalents of discontinued operations, end of period	—	9,477	1	—	9,478

Cash and cash equivalents of continuing operations at end of period	$47,863	$67,002	$229,650	$—	$344,515

(24) Subsequent Event

On October 27, 2014, we entered into a membership interest purchase agreement with Optum pursuant to which we agreed to sell Alere Health and its subsidiaries, which together comprise our condition management, case management, wellbeing, wellness and women’s and children’s health businesses, which we refer to collectively as our health management business, and which is included in what we formerly referred to as our health information solutions reporting segment, to Optum for a purchase price of $600.0 million. The purchase price is subject to a post-closing adjustment based on the amount of the subsidiaries’ working capital and other liabilities as of the closing date. All of the businesses being sold are included in what we formerly referred to as our health information solutions reporting segment but now refer to as our patient self-testing segment. In addition, we agreed to indemnify the buyer for certain breaches of representations, warranties, covenants and other matters, and any payment we may make pursuant to the indemnification provisions of the purchase agreement would reduce the net proceeds we expect to receive from the sale. At the closing of the sale, we expect to enter into a transitional services agreement and a transitional license agreement with Optum relating to certain administrative and support functions and the use of certain trademarks.

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

Revision of Previously Reported Amounts as of and for the Three and Nine Months Ended September 30, 2013

In connection with the preparation of our interim consolidated financial statements for the three months ended March 31, 2015, we determined that, in 2014, we had incorrectly accounted for income taxes associated with two divestitures. We determined that, for the three months ended December 31, 2014, we incorrectly accounted for the deferred taxes related to the divestiture of our health management business, and that, for the three months ended September 30, 2014, we incorrectly accounted for deferred taxes in connection with the ACS Companies divestiture. The impact of these errors was determined to be material to our fiscal year 2014 consolidated financial statements and, accordingly, we have restated our consolidated financial statements and related footnotes for the year ended December 31, 2014 and the three and nine month periods ended September 30, 2014. In connection with the restatement, we corrected additional errors in the three and nine months ended September 30, 2013. Further, we assessed the materiality of the errors in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and concluded that these errors were not material to the consolidated financial statements as of and for the three and nine months ended September 31, 2013. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the consolidated financial statements as of and for the three and nine months ended September 30, 2013 have been revised in this filing. Refer to Note 2, Revision of Previously Reported Amounts, in the notes to the accompanying consolidated financial statements for additional information about this revision.

Recent Events

On October 27, 2014, we entered into a membership interest purchase agreement with Optum pursuant to which we agreed to sell Alere Health and its subsidiaries, which together comprise our condition management, case management, wellbeing, wellness and women’s and children’s health businesses, which we refer to collectively as our health management business, to Optum for a purchase price of $600.0 million. The purchase price is subject to a post-closing adjustment based on the amount of the subsidiaries’ working capital and other liabilities as of the closing date. All of the businesses being sold are included in what we formerly referred to as our health information solutions reporting segment. In addition, we agreed to indemnify the buyer for certain breaches of representations, warranties, covenants and other matters, and any payment we may make pursuant to the indemnification provisions of the purchase agreement would reduce the net proceeds we expect to receive from the sale. At the closing of the sale, we expect to enter into a transitional services agreement and a transitional license agreement with Optum relating to certain administrative and support functions and the use of certain trademarks. We intend to use net cash proceeds from this transaction to pay down debt.

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

On October 10, 2014 we completed the sale of our ACS subsidiary and our subsidiary Wellogic ME FZ – LLC (“Wellogic,” together with ACS, the “ACS Companies”) to ACS Acquisition, LLC. The ACS Companies were included in our health management solutions segment.

The operations of the health management business and the ACS Companies are presented in our consolidated financial statements as well as in this Management’s Discussion and Analysis of Financial Condition and Results of Operations as discontinued operations. Subsequent to these divestitures we now refer to the remaining portion of the former health information solutions segment as our patient self-testing segment.

Financial Highlights

•	Net revenue decreased by $1.4 million, or 0.2%, to $649.2 million for the three months ended September 30, 2014, from $650.6 million for the three months ended September 30, 2013. Net revenue decreased by $22.6 million, or 1.2%, to $1.92 billion for the nine months ended September 30, 2014, from $1.94 billion for the nine months ended September 30, 2013.

•	Gross profit decreased by $18.9 million, or 6%, to $301.6 million for the three months ended September 30, 2014, from $320.5 million for the three months ended September 30, 2013. Gross profit decreased by $65.9 million, or 7%, to $0.9 billion for the nine months ended September 30, 2014, from $1.0 billion for the nine months ended September 30, 2013.

•	For the three months ended September 30, 2014, we generated a net loss available to common stockholders of $103.8 million, or $1.25 per basic and diluted common share, compared to a net loss available to common stockholders of $24.8 million, or $0.30 per basic and diluted common share, for the three months ended September 30, 2013. For the nine months ended September 30, 2014, we generated a net loss available to common stockholders of $165.0 million, or $1.99 per basic and diluted common share, compared to a net loss available to common stockholders of $88.9 million, or $1.09 per basic and diluted common share, for the nine months ended September 30, 2013.

•	Net loss for the nine months ended September 30, 2013 includes a $35.6 million loss on extinguishment of debt in connection with the repurchase of our 9% senior subordinated notes in the second quarter of last year.

•	During the three months ended September 30, 2014, we established a valuation allowance of $79.4 million against deferred tax assets associated with our U.S. foreign tax credit carryforwards since we determined that it is more likely than not that these deferred tax assets will not be realized.

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

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue decreased by $1.4 million, or 0.2%, to $645.0 million for the three months ended September 30, 2014, from $646.5 million for the three months ended September 30, 2013. Excluding the impact of currency translation, net product sales and services revenue for the three months ended September 30, 2014 decreased by $5.4 million, or 0.8%, compared to the three months ended September 30, 2013. Total net product sales and services revenue decreased by $25.5 million, or 1%, to $1.91 billion for the nine months ended September 30, 2014, from $1.93 billion for the nine months ended September 30, 2013. Excluding the impact of currency translation, net product sales and services revenue for the nine months ended September 30, 2014 decreased by $32.5 million, or 2%, compared to the nine months ended September 30, 2013. Net product sales and services revenue by business segment for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
	(Restated)			(Restated)
Professional diagnostics	$583,534	$586,709	-1%	$1,723,185	$1,763,307	-2%
Patient self-testing	35,045	31,603	11%	102,361	92,806	10%
Consumer diagnostics	26,449	28,152	-6%	80,303	75,250	7%

Net product sales and services revenue	$645,028	$646,464	0%	$1,905,849	$1,931,363	-1%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Infectious disease	$177,955	$172,739	3%	$507,866	$520,289	(2)%
Toxicology	161,940	166,536	(3)%	478,514	479,986	—%
Cardiology	109,661	115,677	(5)%	333,077	348,902	(5)%
Diabetes	49,477	53,150	(7)%	151,425	178,138	(15)%
Other	84,501	78,607	7%	252,303	235,992	7%

Professional diagnostics net product sales and services revenue	$583,534	$586,709	(1)%	$1,723,185	$1,763,307	(2)%

Net product sales and services revenue from our professional diagnostics business segment decreased by $3.2 million, or 1%, to $583.5 million for the three months ended September 30, 2014, from $586.7 million for the three months ended September 30, 2013. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment decreased by $7.3 million, or 1%, comparing the three months ended September 30, 2014 to the three months ended September 30, 2013. We experienced revenue declines principally in the U.S. where revenue decreased by $15.3 million, or 5%, to $267.8 million, from $283.1 million, primarily as a result of declines in Beckman BNP product sales and pain management and rehab during the third quarter of 2014, compared to the comparable period in 2013. From the third quarter of 2013 to the third quarter of 2014, revenues declined $3.2 million as a result of lower U.S. flu-related sales, $2.7 million as a result of our 2013 disposition of Spinreact, and $1.9 million as a result of lower net product sales of Alere Triage® meter-based products in the U.S., which decreased to $15.8 million during the three months ended September 30, 2014, from $17.7 million during the three months ended September 30, 2013 as a result of our supply issues, which began in the second quarter of 2012. These decreases were partially offset by $4.3 million in non-currency-adjusted incremental revenues attributable to acquisitions and higher U.S. revenues from our mail order business. Revenue from mail order sales, which include both diabetes and ancillary products, increased by $2.9 million, or 8%, to $37.2 million for the three months ended September 30, 2014, from $34.3 million for the three months ended September 30, 2013, primarily as a result of an increase in patients served from 656,000 as of September 30, 2013 to 784,000 as of September 30, 2014. Revenues from international sales increased by $10.7 million to $276.8 million during the third quarter of 2014, from $266.1 million in the third quarter of 2013 due principally to continued strong performance in India and Africa, which together grew by approximately $11.4 million, or 22%, which was partially offset by a $3.6 million decrease in revenues from markets in Latin America as a result of a reduction in diabetes revenue in Brazil and a weak dengue season in the region. Excluding the impact of acquisitions, the decrease in net product sales from meter-based Triage products in the U.S., the impact of the decrease in flu-related sales, and the increase in organic revenues from our U.S. mail order diabetes business, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately negative 0.1%, or $2.4 million, from the three months ended September 30, 2013 to the three months ended September 30, 2014. New products contributed favorably, however, to our overall adjusted growth, with sales of our CD4 products increasing from $5.0 million in the third quarter of 2013 to $7.6 million in the third quarter of 2014 and Epoc sales increasing from $5.7 million to $6.7 million for the same periods.

Within our professional diagnostics business segment, net product sales and services revenue for our infectious disease business increased by approximately $5.2 million, or 3%, to $178.0 million for the three months ended September 30, 2014, from $172.7 million for the three months ended September 30, 2013. The quarter-over-quarter increase was primarily due to an overall increase in international sales, as discussed above, offset by a $3.2 million decrease in U.S. flu-related sales. Net product sales and services revenue for our toxicology business decreased by approximately $4.6 million, or 3%, to $161.9 million for the three months ended September 30, 2014, from $166.5 million for the three months ended September 30, 2013, primarily as a result of lower pain management and rehab revenues. Net product sales and services revenue for our cardiology business decreased by approximately $6.0 million, or 5%, to $109.7 million for the three months ended September 30, 2014, from $115.7 million for the three months ended September 30, 2013, primarily as a result of the impact of lower U.S. INRatio revenues as a result of the recall initiated early in the second quarter of 2014 and declines in Beckman BNP product sales. Our diabetes business decreased by approximately $3.7 million, or 7%, to $49.5 million for the three months ended September 30, 2014, from $53.2 million for the three months ended September 30, 2013. This decrease was primarily the result of the decline in revenue attributable to a reduction in diabetes revenue in Brazil, as discussed above, which was partially offset by our recent acquisitions of the Medicare fee-for-service assets of Liberty Medical, or the Liberty business, and Simplex Healthcare, Inc., or Simplex, which contributed a combined net $4.3 million of the non-currency adjusted incremental revenues from our diabetes business. Included in the $49.5 million of revenue from our diabetes business for the three months ended September 30, 2014 was $37.2 million of mail order diabetes sales, compared to $34.3 million for the three months ended September 30, 2013.

Net product sales and services revenue from our professional diagnostics business segment decreased by $40.1 million, or 2%, to $1.7 billion for the nine months ended September 30, 2014, from $1.8 billion for the nine months ended September 30, 2013. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment decreased by $46.7 million, or 3%, comparing the nine months ended September 30, 2014 to the nine months ended September 30, 2013. We experienced revenue declines principally in the U.S., where revenue decreased by $80.1 million, or 10%, to $753.0 million from $833.1 million. Revenue decreased primarily as a result of a $27.2 million decrease in our U.S. flu-related net product sales, which decreased from $54.6 million during the nine months ended September 30, 2013 to $27.4 million during the nine months ended September 30, 2014, a $21.4 million decrease in U.S. revenues from our mail order diabetes business, and a $15.9 million decrease in revenue as a result of our 2013 disposition of Spinreact, partially offset by $34.2 million in non-currency-adjusted incremental revenues attributable to acquisitions. Revenue from mail order diabetes sales decreased by 17.3% to $102.4 million for the nine months ended September 30, 2014 from $123.8 million for the nine months ended September 30, 2013, primarily as a result of a reduction in the Center for Medicare & Medicaid Services; or CMS’, reimbursement rates for those products, which became effective on July 1, 2013, the effect of which was partially offset by an increase in patients served from 656,000 as of September 30, 2013 to 784,000 as of September 30, 2014. Revenues in the U.S. were further reduced by declines in Beckman BNP product sales and pain management and rehab, as well as continued lower U.S healthcare utilization levels during the nine months ended September 30, 2014 compared to the comparable period in 2013 and by the impact of product returns in our INRatio business as a result of the recall initiated early in the second quarter of 2014, which adversely impacted revenues by $3.7 million. Net product sales of Alere Triage® meter-based products in the U.S. decreased by $3.7 million to $54.9 million during the nine months ended September 30, 2014 from $58.6 million during the nine months ended September 30, 2013. Revenues from international sales increased by $44.4 million to $848.0 million during the nine months ended September 30, 2014 from $803.6 million in the comparable period of 2013 due to continued strong performance in India and Africa, which together grew by approximately $34.4 million, or 24%, which was partially offset by a $8.1 million decrease in revenues from markets in Latin America as a result of a reduction in diabetes revenue in Brazil and a weak dengue season in the region. Excluding the impact of acquisitions, the decrease in net product sales from meter-based Triage products in the U.S., the impact of the decrease in flu-related sales, and the decrease in organic revenues from our U.S. mail order diabetes business, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was approximately $19.3 million, or 1.0%, from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. New products contributed favorably to our overall adjusted growth rate, with sales of our CD4 products increasing from $12.7 million in the nine months ended September 30, 2013 to $21.9 million in the comparable period of 2014 and Epoc sales increasing from $15.9 million to $20.3 million for the same periods.

Within our professional diagnostics business segment, net product sales and services revenue for our infectious disease business decreased by approximately $12.4 million, or 2%, to $507.9 million for the nine months ended September 30, 2014, from $520.3 million for the nine months ended September 30, 2013. The decrease was primarily due to a larger-than-expected reduction in U.S. healthcare utilization during the nine month ended September 30, 2014, as compared to the comparable period of 2013, and a $27.2 million decrease in our U.S. flu-related net product sales from $54.6 million during the nine months ended September 30, 2013 to $27.4 million during the nine months ended September 30, 2014, as discussed above, partially offset by an overall increase in our international sales, as discussed above. Net product sales and services revenue for our toxicology business decreased by approximately $1.5 million, or 0.3%, to $478.5 million for the nine months ended September 30, 2014, from $480.0 million for the nine months ended September 30, 2013, primarily as a result of lower pain management and rehab revenues. Net product sales and services revenue for our cardiology business decreased by approximately $15.8 million, or 5%, to $333.1 million for the nine months ended September 30, 2014, from $348.9 million for the nine months ended September 30, 2013, primarily as a result of a decline in sales of our Alere INRatio2 PT/INR professional test strip in the U.S. due to a voluntary recall. Our diabetes business decreased by approximately $26.7 million, or 15%, to $151.4 million for the nine months ended September 30, 2014, from $178.1 million for the nine months ended September 30, 2013. This decrease was primarily the result of the decline in revenue attributable to the reduction in CMS’ reimbursement rates described above, which was partially offset by our recent acquisitions of the Liberty business and

Simplex, which contributed a combined net $33.1 million of the non-currency adjusted incremental revenues from our diabetes business. Included in the $151.4 million of revenue from our diabetes business for the nine months ended September 30, 2014 was $102.4 million of mail order diabetes sales, compared to $123.8 million for the nine months ended September 30, 2013.

Patient Self-testing

The following table summarizes our net product sales and services revenue from our patient self-testing business segment by groups of similar products and services for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Patient self-testing services	$30,185	$27,025	12%	$86,799	$77,437	12%
Other	4,860	4,578	6%	15,562	15,369	1%

Patient self-testing net product sales and services revenue	$35,045	$31,603	11%	$102,361	$92,806	10%

Our patient self-testing net product sales and services revenue increased by $3.4 million, or 11%, to $35.0 million for the three months ended September 30, 2014, from $31.6 million for the three months ended September 30, 2013. Our patient self-testing services increased approximately $3.2 million, or 12%, to $30.2 million for the three months ended September 30, 2014, from $27.0 million for the three months ended September 30, 2013, principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

Our patient self-testing services net product sales and services revenue increased by $9.6 million, or 10%, to $102.4 million for the nine months ended September 30, 2014, from $92.8 million for the nine months ended September 30, 2013. Our patient self-testing services increased approximately $9.4 million, or 12%, to $86.8 million for the nine months ended September 30, 2014, from $77.4 million for the nine months ended September 30, 2013, principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

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

Gross Profit and Margin Percentage. Gross profit decreased by $18.9 million, or 6%, to $301.6 million for the three months ended September 30, 2014, from $320.5 million for the three months ended September 30, 2013. The decrease in gross profit during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was largely attributed to declines in Beckman BNP product sales and pain management and rehab during the third quarter of 2014.

Gross profit decreased by $65.9 million, or 7%, to $0.9 billion for the nine months ended September 30, 2014, from $1.0 billion for the nine months ended September 30, 2013. The decrease in gross profit during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was largely attributed to the decrease in net product sales and services revenue principally resulting from declines in Beckman BNP product sales during the third quarter of 2014, compared to the comparable period in 2013, lower pain management and rehab revenues, weak U.S. flu-related sales, a larger-than-expected reduction in U.S. healthcare utilization which primarily impacted our U.S. infectious disease revenue, decline in diabetes revenue attributable to the reduction in CMS’ reimbursement rates described above, coupled with the impacts of a recall of INRatio2 test strips and a recall of certain Triage BNP Calibrators during the nine months ended September 30, 2014, which included revenue and cost of sales charges totaling $7.5 million during the nine months ended September 30, 2014.

Cost of net revenue included amortization expense of $15.7 million and $17.7 million for the three months ended September 30, 2014 and 2013, respectively. Included in the cost of net revenue for the three months ended September 30, 2013 was a $0.7 million non-cash charge relating to the write-up of inventory to fair value in connection with our acquisition of Epocal. Reducing gross profit for the three months ended September 30, 2014 and 2013 was $5.7 million and $3.4 million, respectively, in restructuring charges.

Cost of net revenue included amortization expense of $47.2 million and $52.8 million for the nine months ended September 30, 2014 and 2013, respectively, and $1.9 million of non-cash charges relating to the write-up of inventory to fair value in connection with certain acquisitions during the nine months ended September 30, 2013. Reducing gross profit for the nine months ended September 30, 2014 and 2013 was $ 6.7 million and $3.8 million, respectively, in restructuring charges.

Overall gross margin for the three and nine months ended September 30, 2014 was 46% and 47%, respectively, compared to 49% and 50%, respectively, for the three and nine months ended September 30, 2013. The lower gross margin in the current three-month period principally reflects lower revenues from Beckman BNP product sales and pain management and rehab toxicology revenues. The lower gross margin in the current nine-month period principally reflects lower pain management and rehab toxicology revenues, the impact of the reduced mail order diabetes reimbursement rates noted above, as well as revenue and cost of sales charges of approximately $7.5 million incurred in the second quarter in connection with our recall of INRatio2 test strips and our recall of certain Triage BNP Calibrators.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue decreased by $19.6 million, or 6%, to $298.7 million for the three months ended September 30, 2014, from $318.3 million for the three months ended September 30, 2013. Gross profit from net product sales and services revenue decreased by $70.1 million, or 7%, to $0.9 billion for the nine months ended September 30, 2014, from $1.0 billion for the nine months ended September 30, 2013. Gross profit from net product sales and services revenue by business segment for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change
Professional diagnostics	$274,759	$299,739	(8)%	$833,291	$912,172	(9)%
Patient self-testing	17,682	13,178	34%	48,106	41,241	17%
Consumer diagnostics	6,235	5,403	15%	17,178	15,303	12%

Gross profit from net product sales and services revenue	$298,676	$318,320	(6)%	$898,575	$968,716	(7)%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue decreased by $25.0 million, or 8%, to $274.8 million for the three months ended September 30, 2014, compared to $299.7 million for the three months ended September 30, 2013. The lower gross profit in the current period principally reflects declines in Beckman BNP product sales and pain management and rehab revenues during the third quarter of 2014, compared to the comparable period in 2013. Cost of professional diagnostics net product sales and services revenue during the three months ended September 30, 2013 included a non-cash charge of $0.7 million relating to the write-up of inventory to fair value in connection with certain acquisitions. Reducing gross profit during the three months ended September 30, 2014 and 2013 was $5.7 million and $3.4 million, respectively, in restructuring charges.

Gross profit from our professional diagnostics net product sales and services revenue decreased by $78.9 million, or 9%, to $833.3 million for the nine months ended September 30, 2014, compared to $912.2 million for the nine months ended September 30, 2013. The lower gross profit for the nine months ended September 30, 2014 principally reflects declines in Beckman BNP product sales during the third quarter of 2014 compared to the comparable period in 2013, lower pain management and rehab revenues, lower U.S. flu-related sales and reduced mail order diabetes reimbursement rates. Cost of professional diagnostics net product sales and services revenue during the nine months ended September 30, 2013 included a non-cash charge of $1.9 million relating to the write-up of inventory to fair value in connection with certain acquisitions. Reducing gross profit during the nine months ended September 30, 2014 and 2013 was $6.7 million and $3.8 million, respectively, in restructuring charges.

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

Patient Self-testing

Gross profit from our patient self-testing net product sales and services revenue increased by $4.5 million, or 34%, to $17.7 million for the three months ended September 30, 2014, compared to $13.2 million for the three months ended September 30, 2013. Gross profit from our patient self-testing net product sales and services revenue increased by $6.9 million, or 17%, to $48.1 million for the nine months ended September 30, 2014, compared to $41.2 million for the nine months ended September 30, 2013.

Cost of patient self-testing net product sales and services revenue included amortization expense of $0.6 million and $2.2 million during the three months ended September 30, 2014 and 2013, respectively. Cost of patient self-testing net product sales and services revenue included amortization expense of $1.8 million and $3.8 million during the nine months ended September 30, 2014 and 2013, respectively.

As a percentage of our patient self-testing net product sales and services revenue, gross margin for the three and nine months ended September 30, 2014 was 50% and 47%, respectively, compared to 42% and 44% for the three and nine months ended September 30, 2013, respectively. The increase in gross margin was primarily due to operational efficiencies realized during the nine months ended September 30, 2014.

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

Research and Development Expense. Research and development expense decreased by $1.8 million, or 4%, to $38.7 million for the three months ended September 30, 2014, from $40.5 million for the three months ended September 30, 2013. Research and development expense during the three months ended September 30, 2014 and 2013 is reported net of grant funding of $2.5 million and $1.9 million, respectively, arising from the research and development funding relationship with the Bill and Melinda Gates Foundation that we entered into in February 2013. Included in research and development expense for the three months ended September 30, 2014 and 2013 were restructuring charges associated with our various restructuring plans to reduce expenses and integrate our newly-acquired businesses totaling approximately $5.5 million and $1.1 million, respectively. Amortization expense of $1.4 million and $1.2 million was included in research and development expense for the three months ended September 30, 2014 and 2013, respectively.

Research and development expense decreased by $5.9 million, or 5%, to $114.9 million for the nine months ended September 30, 2014, from $120.7 million for the nine months ended September 30, 2013. Research and development expense during the nine months ended September 30, 2014 and 2013 is reported net of grant funding of $7.0 million and $4.3 million, respectively, arising from our research and development funding relationship with the Bill and Melinda Gates Foundation. Included in research and development expense for the nine months ended September 30, 2014 and 2013 were restructuring charges associated with our various restructuring plans to reduce expenses and integrate our newly-acquired businesses totaling approximately $8.5 million and $1.7 million, respectively. Amortization expense of $3.7 million and $3.6 million was included in research and development expense for the nine months ended September 30, 2014 and 2013, respectively.

Research and development expense as a percentage of net revenue was 6% for the three and nine months ended September 30, 2014 and 2013.

Sales and Marketing Expense. Sales and marketing expense decreased by $19.0 million, or 13%, to $122.8 million for the three months ended September 30, 2014, from $141.7 million for the three months ended September 30, 2013. The decrease was primarily driven by lower amortization expense related to customer relationship intangibles during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Amortization expense of $38.8 million and $51.3 million was included in sales and marketing expense for the three months ended September 30, 2014 and 2013, respectively. Restructuring charges associated with our various restructuring plans to reduce expenses and integrate our newly-acquired businesses totaling approximately $1.0 million and $0.2 million were included in sales and marketing expense for the three months ended September 30, 2014 and 2013, respectively.

Sales and marketing expense decreased by $28.1 million, or 7%, to $391.6 million for the nine months ended September 30, 2014, from $419.7 million for the nine months ended September 30, 2013. The decrease in sales and marketing expense was primarily driven by lower amortization expense related to customer relationship intangibles during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Amortization expense of $116.7 million and $146.3 million was included in sales and marketing expense for the nine months ended September 30, 2014 and 2013, respectively. Restructuring charges associated with our various restructuring plans to reduce expenses and integrate our newly-acquired businesses totaling approximately $7.4 million and $0.9 million were included in sales and marketing expense for the nine months ended September 30, 2014 and 2013, respectively.

Sales and marketing expense as a percentage of net revenue was 19% and 20% for the three and nine months ended September 30, 2014, respectively, compared to 22% for each of the three and nine months ended September 30, 2013.

General and Administrative Expense. General and administrative expense decreased by approximately $4.8 million, or 4%, to $104.8 million for the three months ended September 30, 2014, from $109.6 million for the three months ended September 30, 2013. The decrease was primarily attributable to the reversal of $5.5 million of expenses recorded for fair value adjustments to acquisition-related contingent consideration during the third quarter of 2014, as compared to the $2.7 million of adjustments recorded in the comparable period in 2013, the $5.5 million of costs associated with the proxy contest and the $5.9 million loss associated with the disposition of our Spinreact, S.A. subsidiary located in Spain during the third quarter of 2013, offset by the inclusion in general and administrative expense for the three months ended September 30, 2014 of $6.2 million of costs associated with potential business dispositions, a $3.8 million increase in restructuring plans to integrate our newly-acquired businesses, as well as a $0.4 million loss on the sale of our equity investment in Vedalab S.A., or Vedalab, recorded in the three months ended September 30, 2014.

General and administrative expense increased by approximately $20.4 million, or 6%, to $339.0 million for the nine months ended September 30, 2014, from $318.6 million for the nine months ended September 30, 2013. The increase was primarily attributable to the inclusion in general and administrative expense for the nine months ended September 30, 2014 of $20.8 million of costs associated with potential business dispositions, a $10.7 million increase in restructuring plans to integrate our newly-acquired businesses, offset by the $5.5 million of costs associated with the proxy contest and the $5.9 million loss associated with the disposition of our Spinreact, S.A. subsidiary located in Spain during the third quarter of 2013, as discussed above.

General and administrative expense as a percentage of net revenue was 16% and 18% for the three and nine months ended September 30, 2014, respectively, compared to 17% and 16% for the three and nine months ended September 30, 2013, respectively.

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense decreased by $1.0 million, or 2%, to $52.3 million for the three months ended September 30, 2014, from $53.3 million for the three months ended September 30, 2013. The decrease is principally due to the lower interest rate associated with our 6.5% senior subordinated notes issued in May 2013, compared to the interest rate associated with our 9% senior subordinated notes which we redeemed in the second quarter of 2013.

Interest expense decreased by $46.8 million, or 23%, to $156.3 million for the nine months ended September 30, 2014, from $203.1 million for the nine months ended September 30, 2013. The decrease is principally due to a $35.6 million loss recorded in connection with the repurchase of our 9% senior subordinated notes during the nine months ended September 30, 2013. Also contributing to the decrease was the lower interest rate associated with our 6.5% senior subordinated notes issued in May 2013, compared to the interest rate associated with our 9% senior subordinated notes which we redeemed in the second quarter of 2013.

Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Interest income (expense), net	$557	$784	$(227)	$1,444	$2,535	$(1,091)
Foreign exchange gains (losses), net	(8,392)	(2,386)	(6,006)	(958)	(3,258)	2,300
Other	(252)	(5,466)	5,214	1,678	(6,536)	8,214

Total other income (expense), net	$(8,087)	$(7,068)	$(1,019)	$2,164	$(7,259)	$9,423

Other income of $1.7 million for the nine months ended September 30, 2014 primarily reflects a $1.5 million reversal of a legal settlement accrual and a $0.5 million reversal of a royalty accrual. Other expense of $5.5 million and $6.5 million for the three and nine months ended September 30, 2013, respectively, includes a provision of $5.0 million to reflect an estimate of the settlement or litigation costs which we may incur associated with an ongoing dispute with a customer in our U.S. toxicology business.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes changed by $80.2 million to a $65.5 million provision for the three months ended September 30, 2014, from a $14.7 million benefit for the three months ended September 30, 2013. The effective tax rate for the three months ended September 30, 2014 and 2013 was (261)% and 39% on losses of $25.1 million and $37.6 million, respectively. Our effective tax rate is based on our year-to-date results and projected income (loss), and is primarily impacted by changes in the geographical mix of consolidated pre-tax income (loss), as well as items that are accounted for discretely. The change in the effective tax rate for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, is primarily a result of the following: (i) valuation allowance of $79.4 million against U.S. foreign tax credit carryforwards, (ii) our forecasted jurisdictional mix of income (loss), and (iii) loss entity valuation allowance changes.

The provision (benefit) for income taxes changed by $94.7 million to a $69.3 million provision for the nine months ended September 30, 2014, from a $25.4 million benefit for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 and 2013 was (77)% and 26% on losses of $89.5 million and $98.7 million, respectively. Our effective tax rate is based on our year-to-date results and projected income (loss), and is primarily impacted by changes in the geographical mix of consolidated pre-tax income (loss), as well as items that are accounted for discretely. The change in the effective tax rate for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, is primarily a result of the following: (i) valuation allowance of $79.4 million against U.S. foreign tax credit carryforwards, (ii) our forecasted jurisdictional mix of income (loss), and (iii) loss entity valuation allowance changes.

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

Equity Earnings of Unconsolidated Entities, Net of Tax. Equity earnings of unconsolidated entities is reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax for the three and nine months ended September 30, 2014 reflects the following: (i) our 50% interest in SPD in the amount of $5.9 million and $12.8 million, respectively, and (ii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.9 million and $1.6 million, respectively. Loss on sale of our 40% interest in Vedalab S.A., or Vedalab, was in the amount of $0.4 million. Equity earnings of unconsolidated entities, net of tax for the three and nine months ended September 30, 2013 reflects the following: (i) our 50% interest in SPD in the amount of $4.7 million and $11.4 million, respectively, (ii) our 49% interest in TechLab in the amount of $0.5 million and $1.3 million, respectively and (iii) our 40% interest in Vedalab, in the amount of $0.5 million and $0.6 million, respectively.

Income (Loss) from Discontinued Operations, Net of Tax. The results of the health management business and the ACS Companies’ business are included in income (loss) from discontinued operations, net of tax, for all periods presented. For the three months ended September 30, 2014, the discontinued operations generated a net loss of $14.4 million, as compared to a net loss of $1.9 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the discontinued operations generated a net loss of $4.1 million, as compared to a net loss of $12.3 million for the nine months ended September 30, 2013. Included in the net loss of $14.4 million and $4.1 million for the three and nine months ended September 30, 2014 is a gain resulting from the write down of $18.0 million ($11.2 million, net of tax) of finite-lived intangible assets and $1.1 million ($0.7 million, net of tax) of fixed assets to fair value, along with the reversal of a $26.3 million ($16.3 million, net of tax) contingent consideration obligation associated with our original purchase of ACS. See Note 3.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short- and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings and by continuing to leverage our strong intellectual property position. Additionally, we remain engaged in discussions concerning divestitures, and we expect that as we complete divestitures we will use net proceeds to reduce our outstanding debt and intend to do so with regard to the net proceeds from our pending sale of our Alere Health business. As of September 30, 2014, we had $431.4 million of cash and cash equivalents, of which $137.3 million was held by domestic subsidiaries and $294.1 million was held by foreign entities. We do not plan to repatriate cash held by foreign entities due to adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities.

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

	Nine Months Ended September 30,
	2014	2013
Net cash from operating activities:
Continuing operations	$181,017	$113,541

Discontinued operations	34,417	45,575

Net cash provided by operating activities	215,434	159,116

Net cash from investing activities:
Continuing operations	(58,944)	(201,331)
Discontinued operations	(8,853)	(21,316)

Net cash used in investing activities	(67,797)	(222,647)

Net cash from financing activities:
Continuing operations	(54,171)	86,823
Discontinued operations	(1,075)	(2,615)

Net cash provided by (used in) financing activities	(55,246)	84,208

Foreign exchange effect on cash and cash equivalents	(9,445)	4,982

Net increase in cash and cash equivalents	82,946	25,659
Cash and cash equivalents, beginning of period – continuing operations	355,431	316,479
Cash and cash equivalents, beginning of period – discontinued operations	6,477	11,855

Cash and cash equivalents, end of period	444,854	353,993
Less: Cash and cash equivalents, end of period – discontinued operations	13,503	9,478

Cash and cash equivalents, end of period – continued operations	$431,351	$344,515

Summary of Changes in Cash Position

As of September 30, 2014, we had cash and cash equivalents of $431.4 million, a $75.9 million increase from December 31, 2013. Our primary sources of cash during the nine months ended September 30, 2014 included $215.4 million generated by our operating activities, $35.6 million of cash received from common stock issuances under employee stock option and stock purchase plans, $9.5 million received from the sale of our 40% equity investment in Vedalab, $5.5 million received from dispositions, $1.1 million in proceeds from the sale of property and equipment and $1.0 million from a decrease in other assets. Our primary uses of cash during the nine months ended September 30, 2014 were $73.0 million of capital expenditures, $47.3 million related to the repayment of long-term debt obligations, $23.6 million related to payments of acquisition-related contingent consideration obligations, $16.0 million for cash dividends paid on our Series B Preferred Stock, a $3.2 million increase in our restricted cash balance and $4.6 million for principal payments on our capital lease obligations. Fluctuations in foreign currencies unfavorably impacted our cash balance by $9.4 million during the nine months ended September 30, 2014.

        Cash and cash equivalents increased $28.0 million during the nine months ended September 30, 2013. Our primary sources of cash during the nine months ended September 30, 2013 included $159.1 million generated by our operating activities, $459.2 million of net proceeds received in connection with long-term debt issuances, which included $425.0 million of gross proceeds received in connection with the issuance of our 6.5% senior subordinated notes, $138.8 million of net proceeds under various revolving credit facilities, which included $190.0 million borrowed against our secured credit facility revolving line-of-credit, $32.0 million received from the disposition of our Spinreact operations, $21.5 million related to a decrease in other assets, $17.6 million of cash received from common stock issuances under employee stock option and stock purchase plans, $11.3 million return of capital related to an equity investment and $5.8 million in proceeds from the sale of property and equipment. Our primary uses of cash during the nine months ended September 30, 2013 were $454.2 million of cash payments on long-term debt, which included $400.0 million of cash payments related to the repurchase of our 9% senior subordinated notes, $166.2 million net cash paid for acquisitions, $72.4 million of capital expenditures, $33.3 million related to an increase in restricted cash, $25.2 million related to payments of acquisition-related contingent consideration obligations, $19.0 million related to tender offer consideration and call premium incurred in connection with the repurchase of our 9% senior subordinated notes, $16.0 million for cash dividends paid on our Series B preferred stock, $9.8 million related to the payment of debt-related financing costs and $5.0 million for payment of capital lease obligations. Fluctuations in foreign currencies improved our cash balance by $5.0 million during the nine months ended September 30, 2013.

Cash Flows from Operating Activities

Net cash provided by continuing operations during the nine months ended September 30, 2014 was $181.0 million, which resulted from a net loss from continuing operations of $145.1 million, $293.2 million of non-cash items and $32.9 million of cash provided by changes in net working capital during the period. The $293.2 million of non-cash items included, among other items, $250.8 million related to depreciation and amortization, $11.8 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $9.6 million of tax benefit related to discontinued operations retained by Alere Inc., $4.7 million loss on the disposition of fixed assets, $7.8 million related to non-cash stock-based compensation, $6.9 million of impairment of long-lived assets, $3.7 million related to other non-cash items and a $9.6 million increase related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, partially offset by a $13.7 million in equity earnings of unconsolidated entities, net of tax. In addition, $34.4 million of net cash was provided by discontinued operations for operating activities.

Net cash provided by continuing operations during the nine months ended September 30, 2013 was $113.5 million, which resulted from a loss from continuing operations of $60.1 million and $112.0 million of cash utilized by changes in net working capital items during the period, offset by $285.6 million of non-cash items. The $285.6 million of non-cash items included, among other items, $279.5 million related to depreciation and amortization, $14.5 million related to non-cash stock-based compensation, $13.9 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $35.6 million related to a loss on extinguishment of debt, $7.6 million related to other non-cash items, $5.9 million loss on disposition from our sale of the Spinreact operations, $1.5 million related to the impairment of long-lived assets, $5.5 million of tax benefit related to discontinued operations retained by Alere Inc. and a $1.9 million non-cash charge related to the write up of inventory to fair value in connection with the acquisition of Epocal, all partially offset by a $62.3 million decrease related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, $13.2 million in equity earnings of unconsolidated entities, net of tax, and $5.7 million relating to a bargain purchase gain in connection with our acquisition of the Liberty business. In addition, $45.6 million of net cash was provided by discontinued operations from operating activities.

Cash Flows from Investing Activities

Our investing activities for continuing operations during the nine months ended September 30, 2014 utilized $58.9 million of cash, including $73.0 million of capital expenditures and a $3.2 million increase in our restricted cash balance, partially offset by $9.5 million of cash proceeds from the sale of our 40% equity investment in Vedalab, $5.5 million of cash received from dispositions, a $1.0 million decrease in other assets, $1.1 million of proceeds from the sale of property, plant and equipment and $0.2 million of cash received from equity investments. In addition, discontinued operations used $8.9 million of net cash for investing activities.

Our investing activities for continuing operations during the nine months ended September 30, 2013 utilized $201.3 million of cash, including $166.2 million net cash paid for acquisitions, $72.4 million of capital expenditures and an increase in our restricted cash balance of $33.3 million, which was principally driven by a $29.0 million deposit in connection with a foreign bank loan arrangement and $7.9 million of cash received from the Bill and Melinda Gates Foundation, of which $3.5 million was used to fund qualified expenditures, partially offset by $32.0 million in proceeds relating to the disposition of our Spinreact operations, a $21.5 million decrease related to other assets, an $11.3 million return of capital related to an equity investment and $5.8 million of proceeds received from the sale of property and equipment. In addition, discontinued operations used $21.3 million of net cash for investing activities.

Cash Flows from Financing Activities

Net cash used in financing activities for continuing operations during the nine months ended September 30, 2014 was $54.2 million. Financing activities during the nine months ended September 30, 2014 primarily included approximately $47.3 million for the payment of long-term debt obligations, $23.6 million for payments of acquisition-related contingent consideration obligations, $16.0 million for dividend payments related to our Series B preferred stock, and $4.6 million for payment of capital lease obligations. We received approximately $35.6 million of cash from common stock issuances under employee stock option and stock purchase plans, and $0.8 million from short-term debt borrowings. In addition, discontinued operations used $1.1 million of net cash for financing activities.

Net cash provided by financing activities for continuing operations during the nine months ended September 30, 2013 was $86.8 million. Financing activities providing cash during the nine months ended September 30, 2013 primarily included $459.2 million of net proceeds received in connection with long-term debt issuances, which included $425.0 million of gross proceeds received in connection with the issuance of our 6.5% senior subordinated notes, $138.8 million of net proceeds under various revolving credit facilities, which included $190.0 million borrowed, net of $42.5 million paid, against our secured credit facility revolving line-of-credit, and $17.6 million of cash received from common stock issuances under employee stock option and stock purchase plans. We utilized $454.2 million of cash payments on long-term debt, which included $400.0 million of cash payments related to the repurchase of our 9% senior subordinated notes, $25.2 million for payments of acquisition-related contingent consideration obligations, $19.0 million related to tender offer consideration and call premium incurred in connection with the repurchase of our 9% senior subordinated notes, $16.0 million for dividend payments related to our Series B preferred stock, $9.8 million related to the payment of debt-related financing costs and $5.0 million for payment of capital lease obligations. In addition, discontinued operations used $2.6 million of net cash for financing activities.

As of September 30, 2014, we had an aggregate of $16.4 million in outstanding capital lease obligations which are payable through 2019.

Income Taxes

As of December 31, 2013, we had approximately $76.6 million of U.S. federal net operating loss, or NOL, carryforwards, approximately $998.8 million of state NOL carryforwards and $254.7 million of foreign NOL and capital loss carryforwards, which either expire on various dates through 2033 or can be carried forward indefinitely. As of December 31, 2013, we had approximately $79.4 million of federal and state research and development, foreign tax and alternative minimum tax credits which either expire on various dates through 2033 or can be carried forward indefinitely. These loss and credit carryforwards may be available to reduce future federal, state and foreign taxable income, if any, and are subject to review and possible adjustment by the appropriate tax authorities when utilized.

Furthermore, all U.S. federal losses and credits are subject to the limitations imposed by Sections 382 and 383 of the Internal Revenue Code, and may be limited in the event of certain cumulative changes in ownership interests of significant shareholders over a three-year period in excess of 50%. Sections 382 and 383 impose an annual limitation on the use of these losses or credits to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate. Additionally, certain U.S. state and foreign losses and credits may be subject to similar and/or other limitations based on local provisions.

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

Recent Accounting Pronouncements

See Note 19 in the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A, regarding the impact of certain recent accounting pronouncements on our Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our then-interim chief executive officer, or CEO, and then-serving chief financial officer, or CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, with participation by our then-interim CEO and then-serving CFO, has designed our disclosure controls and procedures to provide reasonable assurance of achieving desired objectives. As required by SEC Rule 13a-15(b), in connection with filing the Original Form 10-Q on November 7, 2014, management conducted an evaluation, with the participation of our then-interim CEO and then-serving CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 13d-15(e) promulgated under the Exchange Act, as of September 30, 2014, the end of the period covered by this report. Based upon that evaluation, our then-interim CEO and then-serving CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Subsequent to that evaluation, in connection with the restatement discussed in Note 2 to the consolidated financial statements included in Item 1 of this report and the filing of this Amendment, management, with the participation of our CEO and CFO, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, and our CEO and CFO concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2014.

In connection with the filing of the Form 10-K for the year ended December 31, 2014 on March 5, 2015 (the Original Report), management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We did not design effective controls to assess the accounting for deferred taxes related to dispositions. This control deficiency resulted in an adjustment to our deferred tax assets and income from discontinued operations which was reflected in our consolidated financial statements for the year ended December 31, 2014 included in our Original Report. Subsequent to the filing of the Original Report, the material weakness also resulted in the restatement of the consolidated financial statements for the interim period ended September 30, 2014 (see Note 2 included in Item 1 of this report) and for the year ended December 31, 2014. Management has determined that the restatements are additional effects of the material weakness described above. Additionally, management concluded that the material weakness could result in misstatement of the aforementioned accounts and disclosures that could result in a material misstatement to the consolidated financial statements that would not be prevented or detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Initiatives

With the oversight of senior management and the audit committee, we have begun taking steps to remediate the material weakness described above and plan to take additional actions to remediate the underlying cause of this material weakness, primarily through:

(1)	enhancing the income tax controls to include specific activities to assess the accounting for deductible outside basis differences that could reverse as a result of transactions to dispose of components of the company,

(2)	holding training for our accounting and tax professionals specifically related to accounting for income taxes relating to transactions to dispose of components of the company, and

(3)	supplementing our accounting and tax professionals with additional resources that have expertise in accounting for the income tax effects of dispositions and other complex transactions.

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

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description

*3.1	Amended and Restated Certificate of Incorporation of the Company

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date August 21, 2014, filed on August 26, 2014)

10.1†	Alere Inc. 2010 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on July 17, 2014)

10.2†	Alere Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on July 17, 2014)

10.3†	Form of Change of Control Agreement between the Company and various executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date October 25, 2014, filed on October 28, 2014)

*10.4†	Summary of Material Terms of Award Agreements under Alere Inc. Stock Option Plans

**31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013, (b) our Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013, (c) our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (d) our Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 and (e) the Notes to such Consolidated Financial Statements.

*	Previously filed
**	Filed herewith
†	Management contract or compensatory plan or arrangement, of amendment thereto

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: May 28, 2015	/s/ Carla R. Flakne
Carla R. Flakne
Chief Accounting Officer and an authorized officer