Form 10-K/A
period 2014-12-31
ALERE INC.
filed 2015-05-28
CIK 1145460

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of Alere Inc. (the “Company”) for the year ended December 31, 2014 (the “Annual Period”), as originally filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2015 (the “Original Report”), is being filed to restate the Company’s previously issued consolidated financial statements for the Annual Period and to revise related disclosures, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the Annual Period. Concurrently with the filing of this Form 10-K/A, the Company is also filing Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014 (the “Quarterly Period”), as originally filed with the SEC on November 7, 2014, to provide similar updates.

This Form 10-K/A includes restated financial information for (i) the year ended December 31, 2014 and (ii) each of the three months ended September 30, 2014 and December 31, 2014. In addition, this Form 10-K/A includes revised, but not restated, financial information for (i) the years ended December 31, 2012 and 2013 and (ii) each of the three months ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014 to reflect certain uncorrected errors previously deemed immaterial. Further, we assessed the materiality of the errors in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and concluded that these errors were not material to the consolidated financial statements as of and for the years then ended December 31, 2012 and 2013, and each of the three months ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the consolidated financial statements as have been revised as of and for the years then ended December 31, 2012 and 2013, and each of the three months ended March 31, 2013, June 30, 2013, September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014 in this filing. Refer to Note 2, Revision of Previously Reported Amounts, in the notes to the accompanying consolidated financial statements for additional information about this revision.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2015, on May 1, 2015, the Audit Committee of the Board of Directors of the Company, after considering the recommendations of management, concluded that the Company’s consolidated financial statements and other financial data for the Annual Period and all interim periods therein (the “Non-Reliance Periods”), as reported in the Original Report and the Company’s Quarterly Reports on Form 10-Q filed on May 6, 2014, August 6, 2014 and November 7, 2014, should not be relied upon because of errors identified therein. Following the completion of the Company’s review of those errors and related matters, the Audit Committee of the Board of Directors determined that the consolidated financial statements and other financial information in the Company’s Quarterly Reports on Form 10-Q filed on May 6, 2014 and August 6, 2014 did not require any restatement and could therefore be relied upon as originally filed, in all material respects. The Company’s consolidated financial statements (including audit reports), other financial information and related disclosures included in the Original Report and the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014 as originally filed with the SEC on November 7, 2014, as well as press releases, investor presentations or other communications issued prior to the date hereof that relate to the Non-Reliance Periods should not be relied upon and are superseded in their entirety by this Form 10-K/A and the Form 10-Q/A being filed concurrently herewith.

As more fully described in Note 2 to the accompanying consolidated financial statements, the errors that caused the Audit Committee to conclude that the Company’s consolidated financial statements and other financial information for the Non-Reliance Periods should not be relied upon were identified during the course of preparing the Company’s consolidated financial statements and other financial data for the quarter ended March 31, 2015. The errors corrected by the restatements relate primarily to the accounting for deferred taxes for the Company’s discontinued operations, including in connection with the divestiture of the health management business which was completed in January 2015 and the ACS Companies divestiture which was completed in October 2014. The error in the accounting for income taxes associated with the divestiture of the health management business was primarily due to the incorrect determination of the book and tax basis of the businesses sold and other tax attributes of the transaction that resulted in an incorrect determination of realizable deferred tax assets and the resulting tax benefit that was recorded in discontinued operations in the three months ended December 31, 2014. The error in accounting for the ACS Companies divestiture was primarily due to the failure to record deferred taxes associated with the reversal, in the three months ended September 30, 2014, of contingent consideration that originated from a taxable business combination.

For the convenience of the reader, this Form 10-K/A sets forth the Original Report in its entirety (other than Part III, which is not being amended hereby); however, this Form 10-K/A amends and restates only the following items of the Original Report (other than internal cross-references and the like, which are updated throughout the document):

Part I
Item 1A	Risk Factors
Part II
Item 6.	Selected Consolidated Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations
Item 8.	Financial Statements and Supplementary Data
Item 9A.	Controls and Procedures
Part IV
Item 15.	Exhibits and Financial Statement Schedules

In order to preserve the nature and character of the disclosures set forth in the Original Report, this Form 10-K/A speaks as of the date of the filing of the Original Report, March 5, 2015, and the disclosures contained in this Form 10-K/A have not been updated to reflect events occurring subsequent to that date, other than those associated with the restatement.

In Item 9A of the Original Report, the Company disclosed that its internal control over financial reporting and its disclosure controls and procedures were not effective as of December 31, 2014 because of a material weakness in the Company’s controls to assess the accounting for deferred taxes related to dispositions. The Company noted in the Original Report that this control deficiency could result in the failure to prevent or detect misstatements of its deferred tax assets and its income from discontinued operations that could result in a material misstatement of its consolidated financial statements. The Company believes that this material weakness resulted in the material adjustments to our deferred taxes and income from discontinued operations that led to the restatement of the Company’s financial statements for the year ended December 31, 2014 and the three and nine-months ended September 30, 2014. The effects of the material weakness, as well as the Company’s plan to remediate the material weakness, are discussed in more detail in Item 9A.

Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1. This Form 10-K/A should be read in conjunction with Amendment No. 1 to the Original Report and the Company’s other filings with the SEC.

ALERE INC.

FORM 10-K/A

For The Fiscal Year Ended December 31, 2014

PART I

This Amendment No. 2 on Form 10-K/A to our Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. Readers should carefully review statements that contain these words because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. We caution investors that all such forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from any projected results or expectations that we discuss in this report. You should therefore carefully review the risk factors and uncertainties discussed in Item 1A entitled “Risk Factors,” which begins on page 13 of this report, as well as those factors identified from time to time in our periodic filings with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements.

Unless the context requires otherwise, references in this Annual Report on Form 10-K/A to “we,” “us,” “our,” or our “company” refer to Alere Inc. and its subsidiaries.

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

Our reportable operating segments are professional diagnostics, patient self-testing and consumer diagnostics. Financial information about our reportable segments is provided in Note 18 of the notes to consolidated financial statements which are included elsewhere in this report.

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

Except for our patient self-testing products and services, the health management business and ACS together represented substantially all of the assets and activities comprising our former health information solutions segment, which we now refer to as our patient self-testing segment. We reclassified the assets and liabilities of the health management business as held for sale within the accompanying consolidated balance sheet as of December 31, 2014, and the results of the operations of the health management business and ACS are reported as income (loss) from discontinued operations, net of tax, for all periods presented in our accompanying consolidated statements of operations. See Note 3 to our accompanying consolidated financial statements for more information about these divestitures and discontinued operations.

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

Our professional diagnostic products are sold throughout the world. Our patient self-testing services are provided almost exclusively in the United States. During 2014 and 2013, respectively, we generated approximately 53% and 55% of our net revenue from continuing operations from the United States, approximately 20% and 20% from Europe and approximately 27% and 25% from other locations.

For further financial information about geographic areas, see Note 18 of the notes to consolidated financial statements which are included elsewhere in this report.

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

We are restating some of our previously issued consolidated financial statements, which may lead to additional risks and uncertainties, including shareholder litigation, loss of investor confidence, and negative impacts on our stock price.

As discussed in the Explanatory Note to this Form 10-K/A and Note 2 to our accompanying consolidated financial statements, we are restating our audited consolidated financial statements for the year ended December 31, 2014 and our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014. The determination to restate these financial statements was made by our audit committee, after discussions with management, following the identification of errors relating primarily to the accounting for income taxes for our discontinued operations, including in connection with the divestiture of our health management business which was completed in January 2015 and another divestiture completed in October 2014. As a result of these events, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, potential shareholder litigation and government investigations. If any litigation or investigation were to occur, we could incur substantial defense costs regardless of the outcome of the litigation or investigation. These events could also divert our management’s time and attention. If we do not prevail in any such litigation, we could be required to pay substantial damages or settlement costs. In addition, the fact that we have completed a restatement may lead to a loss of investor confidence and have negative impacts on the trading prices of our securities.

We identified a material weakness in our internal control over financial reporting as of December 31, 2014, and this or other material weaknesses could continue to materially impair our ability to report accurate financial information in a timely manner.

As described in Item 9A, “Controls and Procedures,” our management concluded in connection with the filing of the Original Report that we had a material weakness as of December 31, 2014 and therefore did not maintain effective internal control over financial reporting or effective disclosure controls and procedures as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to the failure to design controls to assess the accounting for deferred taxes related to dispositions. During the course of preparing our consolidated financial statements and other financial data for the three months ended March 31, 2015, we identified errors in our consolidated financial statements for 2014 and all interim periods therein relating primarily to the accounting for income taxes for our discontinued operations, including in connection with the divestiture of our health management business which was completed in January 2015 and another divestiture completed in October 2014. As a result, on May 1, 2015, the audit committee of our board of directors concluded that the previously filed consolidated financial statements and other financial data for those periods should not be relied upon. We believe that the material weakness described above resulted in the failure to prevent or detect these errors. Following the completion of our review of those errors and related matters, our audit committee determined that we should restate our consolidated financial statements for the year ended December 31, 2014 and the three and nine months ended September 30, 2014. As a result of the restatement, we were unable to timely file our quarterly report on Form 10-Q for the three months ended March 31, 2015.

We are taking steps to remediate the material weakness. However, the remedial measures we are taking may not be adequate to prevent additional misstatements or avoid other control deficiencies or material weaknesses. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, the nature and complexity of the transactions we undertake, assumptions about the likelihood of future events, the soundness of our systems, the adequacy of training and experience, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As a result, our financial statements may contain one or more material misstatements and may not be available on a timely basis, any of which could cause investors to lose confidence in us and lead to, among other things, unanticipated legal, accounting and other expenses, delays in filing required financial disclosures, enforcement actions by government authorities, fines, penalties, the delisting of our securities, a decline in the prices of our securities, liabilities arising from stockholder litigation and defaults under our secured credit facility and notes indentures.

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

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the five-year period ended December 31, 2014 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A.

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

We have restated our consolidated financial statements for the year ended December 31, 2014 and have revised our consolidated financial statements for the years ended December 31, 2010, 2011, 2012 and 2013. See Note 2 of our accompanying consolidated financial statements for additional information.

For a discussion of certain factors, such as acquisitions and dispositions, that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Notes 3, 4(v) and 6 of our consolidated financial statements included elsewhere in this report.

	Year Ended December 31,
	2014 (Restated)	2013	2012	2011	2010
	(in thousands, except per share data)
Statement of Operations Data:
Net product sales	$2,035,666	$2,056,519	$1,899,913	$1,667,408	$1,454,995
Services revenue	531,988	532,616	465,882	254,971	181,729

Net product sales and services revenue	2,567,654	2,589,135	2,365,795	1,922,379	1,636,724
License and royalty revenue	21,050	27,229	28,576	23,473	20,759

Net revenue	2,588,704	2,616,364	2,394,371	1,945,852	1,657,483

Cost of net product sales	1,069,422	1,017,501	920,617	782,186	673,053
Cost of services revenue	294,753	274,045	220,510	106,068	84,125

Cost of net product sales and services revenue	1,364,175	1,291,546	1,141,127	888,254	757,178
Cost of license and royalty revenue	5,592	7,763	7,354	7,036	7,149

Cost of net revenue	1,369,767	1,299,309	1,148,481	895,290	764,327

Gross profit	1,218,937	1,317,055	1,245,890	1,050,562	893,156
Operating expenses:
Research and development	144,828	159,053	181,735	150,165	133,218
Sales and marketing	513,801	566,137	556,594	470,572	391,552
General and administrative	453,988	435,199	347,379	252,617	285,536
Goodwill impairment charge	—	—	—	8,027	—
Impairment and gain (loss) on dispositions, net	7,742	5,124	—	—	—

Operating income	98,578	151,542	160,182	169,181	82,850
Interest expense, including amortization of original issue discounts and write-off of deferred financing costs and other income (expense), net	(209,922)	(266,606)	(229,260)	86,352	(124,256)

Income (loss) from continuing operations before provision (benefit) for income taxes	(111,344)	(115,064)	(69,078)	255,533	(41,406)
Provision (benefit) for income taxes	82,193	(42,014)	(10,742)	(4,160)	10,240

Income (loss) from continuing operations before equity earnings of unconsolidated entities, net of tax	(193,537)	(73,050)	(58,336)	259,693	(51,646)
Equity earnings of unconsolidated entities, net of tax	17,509	17,443	13,245	8,524	10,566

Income (loss) from continuing operations	(176,028)	(55,607)	(45,091)	268,217	(41,080)
Income (loss) from discontinued operations, net of tax	138,318	(16,126)	(33,126)	(402,806)	(977,352)

Net income (loss)	(37,710)	(71,733)	(78,217)	(134,589)	(1,018,432)
Less: Net income attributable to non-controlling interests	30	976	275	233	1,418

Net income (loss) attributable to Alere Inc. and Subsidiaries	(37,740)	(72,709)	(78,492)	(134,822)	(1,019,850)
Preferred stock dividends	(21,293)	(21,293)	(21,293)	(22,049)	(24,235)
Preferred stock repurchase	—	—	—	23,936	—

Net loss available to common stockholders(1)	$(59,033)	$(94,002)	$(99,785)	$(132,935)	$(1,044,085)

	Year Ended December 31,
	2014 (Restated)	2013	2012	2011	2010
	(in thousands, except per share data)
Basic net loss per common share attributable to Alere Inc. and Subsidiaries:
Income (loss) per common share from continuing operations	$(2.38)	$(0.95)	$(0.83)	$3.25	$(0.79)
Income (loss) per common share from discontinued operations	1.67	(0.20)	(0.41)	(4.85)	(11.57)

Net loss per common share(1)(2)	$(0.71)	$(1.15)	$(1.24)	$(1.60)	$(12.36)

	December 31,
	2014 (Restated)	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$378,461	$355,431	$316,479	$287,541	$381,530
Working capital	$1,047,018	$1,000,525	$1,034,126	$958,828	$1,003,293
Total assets	$6,678,956	$7,062,085	$7,064,715	$6,665,962	$6,325,796
Total debt	$3,725,061	$3,841,104	$3,708,011	$3,353,335	$2,397,214
Other long-term obligations	$376,221	$446,065	$543,445	$458,727	$512,068
Total stockholders’ equity	$1,905,599	$2,073,256	$2,177,167	$2,226,289	$2,573,373

(1)	Net loss available to common stockholders and basic and diluted net loss per common share are computed consistent with annual per share calculations described in Notes 4(o) and 13 of our consolidated financial statements included elsewhere in this report.
(2)	Dilutive net loss per common share of $(1.10) includes income from continuing operations of $3.01 and loss from discontinued operations of $(4.11) for the year ended December 31, 2011. Basic and dilutive net loss per common share is consistent for all other years presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K/A, including this Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding anticipated expansion and growth in certain of our product and service offerings, the impact of our research and development activities, potential new product and technology achievements, the potential for selective divestitures of non-core assets, our ability to improve our working capital and operating margins, our ability to improve our organic revenue growth rates, the effectiveness of steps we may take to improve our operational efficiency, our ability to improve care and lower healthcare costs for both providers and patients, and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Item 1A entitled “Risk Factors,” which begins on page 13 of this report, as well as those factors identified from time to time in our filings with the Securities and Exchange Commission. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

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

We have restated our consolidated financial statements for the year ended December 31, 2014 and have revised our consolidated financial statements for the years ended December 31, 2010, 2011, 2012 and 2013. See Note 2 of our accompanying consolidated financial statements for additional information.

Recent Divestitures

As discussed above, on January 9, 2015, we completed the sale of our health management business. On October 10, 2014, we completed the sale of our subsidiary, Alere Accountable Care Solutions, LLC, or ACS.

Except for our patient self-testing products and services, our health management business and ACS together represented substantially all of the assets and activities comprising our former health information solutions segment, which we now refer to as our patient-self testing segment. We reclassified the assets and liabilities of the health management business as held for sale within the accompanying consolidated balance sheet as of December 31, 2014, and the results of the operations of the health management business and ACS are reported as loss from discontinued operations, net of tax, for all periods presented in our accompanying consolidated statements of operations. See Note 3 to our accompanying consolidated financial statements for more information about these divestitures and discontinued operations.

2014 Financial Highlights

•	Net revenue decreased by $27.7 million, or 1%, to $2,588.7 million in 2014, from $2,616.4 million in 2013.

•	Gross profit decreased by $98.1 million, or 7%, to $1.2 billion in 2014, from $1.3 billion in 2013.

•

In 2014, we generated a net loss available to common stockholders of $59.0 million, or $0.71 per basic and diluted common share. In 2013, we generated a net loss available to common stockholders of $94.0 million, or $1.15 per basic and diluted common share.

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

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Product Sales and Services Revenue.    Net product sales and services revenue decreased by $21.5 million, or 1%, to $2,567.7 million in 2014, from $2,589.1 million in 2013. Excluding the impact of foreign currency translation, net product sales and services revenue in 2014 decreased by $12.0 million, or 1%, over 2013.

Net Product Sales and Services Revenue by Business Segment.    Net product sales and services revenue by business segment for 2014 and 2013 is as follows (in thousands):

	2014 (Restated)	2013	% Increase (Decrease) (Restated)
Professional diagnostics	$2,321,916	$2,362,706	(2)%
Patient self-testing	137,096	123,647	11%
Consumer diagnostics	108,642	102,782	6%

Net product sales and services revenue	$2,567,654	$2,589,135	(1)%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for 2014 and 2013 (in thousands):

	2014 (Restated)	2013	% Increase (Decrease) (Restated)
Infectious disease	$711,369	$721,754	(1)%
Toxicology	627,755	631,244	(1)%
Cardiometabolic	442,742	462,725	(4)%
Diabetes	197,476	225,488	(12)%
Other	342,574	321,495	7%

Professional diagnostics net product sales and services revenue	$2,321,916	$2,362,706	(2)%

Net product sales and services revenue from our professional diagnostics business segment decreased by $40.8 million, or 2%, to $2.3 billion in 2014, from $2.4 billion in 2013. Excluding the impact of foreign currency translation, net product sales and services revenue from our professional diagnostics business segment decreased by $31.2 million, or 1%, comparing 2014 to 2013. We experienced revenue declines principally in the U.S., where revenue decreased by $91.9 million, or 8%, to $1.0 billion from $1.1 billion. Revenue decreased primarily as a result of a $22.6 million decrease in our U.S. flu-related net product sales, which decreased from $75.5 million during 2013 to $52.9 million during 2014, a $16.5 million decrease in U.S. revenues from our mail order diabetes sales, and $1.1 million and $15.9 million decreases in revenue as a result of our 2014 and 2013 dispositions of our Bionote business and our Spinreact operations, respectively, partially offset by $34.5 million in non-currency-adjusted incremental revenues attributable to acquisitions. Revenue from mail order diabetes sales decreased by 11% to $137.0 million for 2014 from $153.6 million for 2013, primarily as a result of a reduction in the Center for Medicare & Medicaid Services, or CMS’, reimbursement rates for those products, which became effective on July 1, 2013. Revenues in the U.S. were further reduced by lower revenues from INRatio sales and lower toxicology pain management sales during 2014 compared to 2013. Net product sales of Alere Triage® meter-based products in the U.S. decreased by $3.6 million to $72.6 million during 2014 from $76.2 million during 2013. Revenues from international sales increased by $62.4 million to $1.2 billion during 2014 from $1.1 billion in 2013 due to continued strong performance in India, China and Africa, which together grew by $50.3 million, or 17%, which was partially offset by a $7.9 million decrease in revenues from markets in Latin America as a result of a reduction in diabetes revenue in Brazil and a weak dengue season in the region. Excluding the impact of acquisitions, the decrease in net product sales from meter-based Triage products in the U.S., the impact of the decrease in flu-related sales, the decrease in organic revenues from our U.S. mail order diabetes sales, and the dispositions of our BioNote business and Spinreact operations, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was $26.4 million, or 1%, from 2013 to 2014. New products contributed favorably to our overall adjusted growth rate, with sales of our CD4 products increasing from $21.5 million in 2013 to $29.3 million in 2014 and Epoc sales increasing from $22.7 million to $26.8 million for the same periods.

Within our professional diagnostics business segment, our infectious disease net product sales and services revenue decreased by $10.4 million, or 1%, to $711.4 million for 2014, from $721.8 million for 2013. The decrease was primarily due to a $22.6 million decrease in our U.S. flu-related net product sales from $75.5 million during 2013 to $52.9 million during 2014, as discussed above, partially offset by an overall increase in our international sales, as discussed above. Toxicology net product sales and services revenue decreased by $3.5 million, or 1%, to $627.8 million for 2014, from $631.2 million for 2013, primarily as a result of lower pain management revenues. Cardiometabolic net product sales and services revenue decreased by $20.0 million, or 4%, to $442.7 million for 2014, from $462.7 million for 2013, primarily as a result of a decline in sales of our Alere INRatio2 PT/INR professional test strip in the U.S. due to a voluntary recall. Our diabetes net product sales and services revenue decreased by $28.0 million, or 12%, to $197.5 million for 2014, from $225.5 million for 2013. This decrease was primarily the result of the decline in revenue attributable to the reduction in CMS’ reimbursement rates described above, which was partially offset by our recent acquisitions of the Liberty business and Simplex, which contributed a combined net $34.5 million of the non-currency adjusted incremental diabetes-related revenue. Included in the $197.5 million of diabetes-related revenue for 2014 was $137.0 million of mail order diabetes sales, compared to $153.6 million for 2013.

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

Net Product Sales and Services Revenue by Geographic Location.    Net product sales and services revenue by geographic location for 2014 and 2013 is as follows (in thousands):

	2014 (Restated)	2013	% Increase (Decrease) (Restated)
United States	$1,350,134	$1,424,235	(5)%
Europe	528,030	505,725	4%
Elsewhere(1)	689,490	659,175	5%

Net product sales and services revenue	$2,567,654	$2,589,135	(1)%

(1)	Includes, among many others, the following countries: China, India, Japan, South Korea, Brazil, Canada, and Australia.

Net product sales and services revenue of $1.35 billion and $1.42 billion generated in the United States was 53% and 55% of total net product sales and services revenue for 2014 and 2013, respectively. The decrease in net product sales and services revenue in the United States principally related to lower revenues from flu-related, mail-order diabetes and INRatio sales, lost revenues from dispositions and lower toxicology pain management revenues, as discussed above. The increase in net product sales and services revenue outside the United States resulted primarily from an increase in toxicology-related sales in Europe and a growing demand for our HIV and malaria products in Asia, Africa and Latin America.

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

Gross Profit and Margin Percentage.    Gross profit decreased by $98.1 million, or 7%, to $1.2 billion for 2014, from $1.3 billion for 2013. The decrease in gross profit during 2014, compared to 2013, was largely attributed to the decrease in net product sales and services revenue principally resulting from lower revenues from INRatio sales and lower pain management and rehabilitation toxicology revenues, as discussed above, weak U.S. flu-related sales, a larger-than-expected reduction in U.S. healthcare utilization which primarily impacted our U.S. infectious disease revenue, decline in diabetes revenue attributable to the reduction in CMS’ reimbursement rates described above, coupled with the impacts of a recall of INRatio2 test strips and a recall of certain Triage BNP Calibrators during 2014, which included revenue and cost of sales charges totaling $7.5 million during 2014.

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

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment.    Gross profit from net product sales and services revenue decreased by $94.1 million, or 7%, to $1.2 billion in 2014, from $1.3 billion in 2013. Gross profit from net product sales and services revenue by business segment for 2014 and 2013 is as follows (in thousands):

	2014 (Restated)	2013	% Increase (Restated)
Professional diagnostics	$1,115,637	$1,218,900	(8)%
Patient self-testing	64,333	58,369	10%
Consumer diagnostics	23,509	20,320	16%

Gross profit from net product sales and services revenue	$1,203,479	$1,297,589	(7)%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue decreased by $103.3 million, or 8%, to $1.1 billion for 2014, compared to $1.2 billion for 2013. The lower gross profit for 2014 principally reflects lower revenues from INRatio sales during 2014 compared to 2013, lower pain management and rehabilitation toxicology revenues, lower U.S. flu-related sales and reduced mail order diabetes reimbursement rates. Cost of professional diagnostics net product sales and services revenue during 2013 included a non-cash charge of $2.5 million relating to the write-up of inventory to fair value in connection with certain acquisitions. Reducing gross profit during 2014 and 2013 was $11.8 million and $6.1 million, respectively, in restructuring charges.

Cost of professional diagnostics net product sales and services revenue included amortization expense of $62.0 million and $64.3 million for 2014 and 2013, respectively.

As a percentage of our professional diagnostics net product sales and services revenue, gross profit for 2014 was 48%, as compared to 52% for 2013. The lower gross margin in 2014 principally reflects lower revenues from INRatio sales, a continued weakness in U.S. healthcare utilization and lower pain management and rehabilitation toxicology revenues, coupled with the impacts of a recall of INRatio2 test strips and our recall of certain Beckman Coulter Triage BNP Tests, lower U.S. flu-related sales and reduced mail order diabetes reimbursement rates, as compared to 2013.

Patient Self-testing

Gross profit from our patient self-testing net product sales and services revenue increased by $6.0 million, or 10%, to $64.3 million for 2014, compared to $58.4 million for 2013.

Cost of patient self-testing net product sales and services revenue included amortization expense of $2.3 million and $2.9 million for 2014 and 2013, respectively.

As a percentage of our patient self-testing net product sales and services revenue, gross profit for each of 2014 and 2013 was 47%.

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

Research and development expense as a percentage of net revenue was 6% for each of 2014 and 2013.

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

General and Administrative Expense.    General and administrative expense increased by $18.8 million, or 4%, to $454.0 million for 2014, from $435.2 million for 2013. The increase was primarily attributable to the inclusion in general and administrative expense for 2014 of $26.6 million of costs associated with potential business dispositions, which primarily related to an initial public offering in the United Kingdom proposed in early 2014 and subsequently abandoned and the divestiture of our health management business, as compared to $6.1 million during 2013, a $23.9 million increase in charges associated with our restructuring plans to further integrate our businesses, offset by a $1.8 million decrease in expense recorded for fair value adjustments to acquisition-related contingent consideration, the $5.6 million of costs associated with our 2013 proxy contest, as discussed above, a $8.8 million decrease in stock-based compensation expense, and a $2.2 million decrease in acquisition-related costs.

General and administrative expense as a percentage of net revenue was 18% and 17% for 2014 and 2013, respectively.

Impairment and Gain (Loss) on Dispositions, Net.    In December 2014, our management decided to close our Alere Connect, LLC subsidiary located in Scottsdale, Arizona. In connection with this decision, we recorded an impairment charge of $10.8 million, which was offset by a net gain of approximately $3.1 million related to various immaterial business dispositions, resulting in a net $7.7 million impairment loss in 2014. See Note 24.

In July 2013, we sold our Spinreact operations located in Spain for $33.4 million in proceeds and, as a result of this transaction, we recorded a loss on disposition of $5.1 million during 2013. The financial results for our Spinreact operations are immaterial to our consolidated financial results. See Note 24.

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

Other Income (Expense), Net.    Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	2014 (Restated)	2013	Increase/ (Decrease) (Restated)
Interest income (expense), net	$2,391	$3,168	$(777)
Foreign exchange gains (losses), net	(2,193)	(4,010)	1,817
Other	(929)	(10,418)	9,489

Total other income (expense), net	$(731)	$(11,260)	$10,529

Other expense of $0.9 million for 2014 primarily reflected $2.4 million write-off of an investment as a result of the dissolution of the investee, offset by a $1.5 million reversal of a legal settlement accrual.

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

Provision (Benefit) for Income Taxes. The provision for income taxes increased by $124.2 million to an $82.2 million provision in 2014, from a $42.0 million benefit in 2013. The effective tax rate in 2014 was (74)%, compared to 37% in 2013. The increase in the provision for income taxes, and the corresponding effective tax rate, from 2013 to 2014 is primarily related to our jurisdictional mix of income (loss) and an increase in valuation allowance against U.S. foreign tax credit carryforwards.

The primary components of the 2014 provision for income taxes relate to U.S. federal and foreign income taxes, including a $79.4 million increase in valuation allowance against U.S. foreign tax credit carryforwards. The primary components of the 2013 benefit for income taxes relate to U.S. federal and state income tax benefits, including tax rate changes in foreign jurisdictions, U.S. research credits for 2012 and 2013, the U.S. manufacturing deduction, and the impact of the bargain purchase gain. These benefits are largely offset by increased provisions for changes in valuation allowances, contingent consideration losses not deductible for tax purposes, U.S. tax on foreign income from distributions during 2013 and increases in reserves for uncertain tax positions.

In December 2014, Congress signed into law the Tax Increase Prevention Act of 2014 which retroactively extended the U.S. Federal Research and Development Credit from January 1, 2014 through December 31, 2014. As a result, we recognized the retroactive benefit of the 2014 U.S. Federal Research and Development Credit of approximately $1.4 million as a discrete item in the fourth quarter of 2014, the period in which the legislation was enacted.

Equity Earnings of Unconsolidated Entities, Net of Tax.    Equity earnings of unconsolidated entities are reported net of tax and includes our share of earnings in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax, for 2014 reflect the following: (i) our 50% interest in SPD in the amount of $16.2 million, and (ii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $1.6 million. Loss on sale of our 40% interest in Vedalab S.A., or Vedalab, was in the amount of $0.4 million. Equity earnings of unconsolidated entities, net of tax, for 2013 reflect the following: (i) our 50% interest in SPD in the amount of $15.0 million, (ii) our 49% interest in TechLab in the amount of $2.0 million and (iii) our 40% interest in Vedalab in the amount of $0.6 million.

Income (Loss) from Discontinued Operations, Net of Tax.    The results of the health management business and ACS are included in income (loss) from discontinued operations, net of tax, for all periods presented. For 2014, the discontinued operations generated income, net of tax, of $138.3 million, as compared to a loss, net of tax, of $16.1 million for 2013. The $138.3 million of income, net of tax, for 2014 reflects a $144.8 million tax benefit to record a deferred tax asset relating to the outside basis difference of our health management business, offset by the write down of $18.0 million ($11.2 million, net of tax) of finite-lived intangible assets and $1.1 million ($0.7 million, net of tax) of fixed assets to fair value. Also included in the $138.3 million of income from discontinued operations, net of tax, is a gain resulting from the elimination of a $26.3 million ($16.3 million, net of tax) contingent consideration obligation associated with our original purchase of ACS. See Note 3 of our consolidated financial statements included elsewhere in this report.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net Product Sales and Services Revenue.    Net product sales and services revenue increased by $223.3 million, or 9%, to $2.6 billion in 2013, from $2.4 billion in 2012. Net product sales and services revenue increased primarily as a result of our acquisitions which contributed an aggregate of $169.4 million of the increase. Excluding the impact of foreign currency translation, net product sales and services revenue in 2013 grew by $240.5 million, or 10%, over 2012.

Net Product Sales and Services Revenue by Business Segment.    Net product sales and services revenue by business segment for 2013 and 2012 is as follows (in thousands):

	2013	2012	% Increase
Professional diagnostics	$2,362,706	$2,166,699	9%
Patient self-testing	123,647	109,485	13%
Consumer diagnostics	102,782	89,611	15%

Net product sales and services revenue	$2,589,135	$2,365,795	9%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for 2013 and 2012 (in thousands):

	2013	2012	% Increase (Decrease)
Infectious disease	$721,754	$615,950	17%
Toxicology	631,244	588,744	7%
Cardiometabolic	462,725	503,534	(8)%
Diabetes	225,488	144,441	56%
Other	321,495	314,030	2%

Professional diagnostics net product sales and services revenue	$2,362,706	$2,166,699	9%

Net product sales and services revenue from our professional diagnostics business segment increased by $196.0 million, or 9%, to $2.4 billion in 2013, from $2.2 billion in 2012. Excluding the impact of foreign currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $215.2 million, or 10%, comparing 2013 to 2012. Net product sales and services revenue increased primarily as a result of acquisitions, which contributed an aggregate of $167.2 million of the non-currency-adjusted increase. Also, contributing to the increase in revenue were North American flu-related sales, which increased $31.9 million, from $43.6 million in 2012 to $75.5 million 2013. Net product sales and services revenue from our professional diagnostics business segment were negatively impacted by the FDA recall matters related to our Alere Triage meter-based products. Net product sales of meter-based Triage products in the U.S. totaled $76.2 million in 2013, as compared to $150.3 million in 2012. Furthermore, net product sales and services revenue from our professional diagnostics business segment was negatively impacted by the disposition of our Spinreact operations in Spain in July 2013, for which sales totaled $15.9 million in 2013 through the date of disposition, as compared to $22.2 million in 2012, a decrease of $6.3 million. Excluding the impact of acquisitions, the increase in flu-related sales during the comparable periods, the impact of the reduction in net product sales from meter-based Triage products in the U.S. and the disposition of our Spinreact operations in Spain, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was $101.4 million, or 5%, from 2012 to 2013. This growth rate was additionally impacted by the reduction in CMS’ reimbursement rates which became effective on July 1, 2013 for our U.S. mail order diabetes business. Excluding organic revenues from our mail order diabetes business, along with all of the other impacts previously mentioned, our currency-adjusted organic growth was $132.1 million, or 7%, from 2012 to 2013.

Within our professional diagnostics business segment, net product sales and services revenue for our cardiometabolic business decreased by $40.8 million, or 8%, to $462.7 million in 2013, from $503.5 million in 2012, primarily as a result of the impact of the FDA review of certain of our meter-based Triage products in the U.S. Net product sales and services revenue for our infectious disease business increased by $105.8 million, or 17%, to $721.8 million in 2013, from $616.0 million in 2012. This change was driven principally by a growth in HIV, flu and malaria revenues during the comparable periods. Net product sales and services revenue for our toxicology business increased by $42.5 million, or 7%, to $631.2 million in 2013, from $588.7 million in 2012, with our recent toxicology-related acquisitions contributing a combined net of $54.1 million of the non-currency adjusted increase. Offsetting the increase in our toxicology net product sales and services revenue contributed by acquisitions was a $23.6 million decrease in net product sales related to our Triage toxicology products and reductions in commercial pricing for our pain management and rehabilitation services implemented in the second quarter of 2012 and fourth quarter of 2013. Our diabetes net product sales and services revenue increased by $81.0 million, or 56%, to $225.5 million in 2013, from $144.4 million in 2012. The increase was primarily the result of our recent acquisitions of AmMed Direct LLC, or AmMed, NationsHealth, Discount Diabetic, LLC, or Discount Diabetic, the Medicare fee-for-service assets of Liberty Medical, or the Liberty business, and Simplex Healthcare, Inc., or Simplex, which contributed a combined net $100.8 million of the non-currency adjusted increase. Included in the $225.5 million of revenue from our diabetes business for 2013 were $153.6 million of mail order diabetes sales, compared to $85.7 million for 2012.

Patient Self-testing

The following table summarizes our net product sales and services revenue from our patient self-testing business segment by groups of similar products and services for 2013 and 2012 (in thousands):

	2013	2012	% Increase (Decrease)
Patient self-testing services	$102,919	$90,088	14%
Other	20,728	19,397	7%

Patient self-testing net product sales and services revenue	$123,647	$109,485	13%

Net product sales and services revenue from our patient self-testing business segment increased by $14.2 million to $123.6 million in 2013, from $109.5 million in 2012. Our Alere Home Monitoring patient self-testing services net product sales and services revenue increased $12.8 million, or 14%, to $102.9 million in 2013, compared to $90.1 million in 2012, principally driven by an increase in our home coagulation monitoring programs resulting from a larger patient population and a simultaneous reduction in customer attrition rates.

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

Net Product Sales and Services Revenue by Geographic Location.    Net product sales and services revenue by geographic location for 2013 and 2012 is as follows (in thousands):

	2013	2012	% Increase
United States	$1,424,235	$1,276,612	12%
Europe	505,725	481,074	5%
Elsewhere(1)	659,175	608,109	8%

Net product sales and services revenue	$2,589,135	$2,365,795	9%

(1)	Includes, among many others, the following countries: China, Japan, Brazil, India, South Korea, Canada, and Australia.

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

Gross Profit and Margin Percentage.    Gross profit increased by $71.2 million, or 6%, to $1.3 billion in 2013, from $1.2 billion in 2012. The increase in gross profit during 2013 was largely attributed to the increase in net product sales and services revenue resulting from acquisitions. Cost of net revenue during 2013 and 2012 included amortization of $2.5 million and $4.7 million, respectively, relating to the write up of inventory to fair value in connection with certain acquisitions. Reducing gross profit for 2013 and 2012 was $6.1 million and $2.3 million, respectively, in restructuring charges, which included $2.5 million of severance-related costs, $2.3 million in facility and transition costs and $1.3 million in fixed asset, intangible asset and inventory impairments for 2013, and $1.3 million of severance-related costs, $0.7 million in facility and transition costs and $0.3 million in inventory impairments for 2012.

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

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment.    Gross profit from net product sales and services revenue increased by $72.9 million, or 6%, to $1.3 billion in 2013, from $1.2 billion in 2012. Gross profit from net product sales and services revenue by business segment for 2013 and 2012 is as follows (in thousands):

	2013	2012	% Increase
Professional diagnostics	$1,218,900	$1,152,808	6%
Patient self-testing	58,369	52,555	11%
Consumer diagnostics	20,320	19,305	5%

Gross profit from net product sales and services revenue	$1,297,589	$1,224,668	6%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue increased by $66.1 million, or 6%, to $1.22 billion during 2013, from $1.15 billion in 2012, principally as a result of gross profit earned on revenue from acquired businesses, as discussed above. Comparing 2013 to 2012, gross profit was negatively impacted by the lower volume of our U.S. meter-based Triage product sales and a reduction in commercial pricing for our toxicology products in our pain management and addiction medicine lines of business, as discussed above. The continued impact of the FDA inspection of our San Diego facility and the related recall of certain of our meter-based Triage products also resulted in increased incremental costs during 2013, principally due to unfavorable manufacturing variances. Cost of professional diagnostics net product sales and services revenue during 2013 and 2012 included a non-cash charge of $2.5 million and $4.7 million, respectively, relating to the write-up of inventory to fair value in connection with our acquisition of Epocal, Inc., or Epocal. Reducing gross profit for 2013 and 2012 was $6.1 million and $2.3 million, respectively, in restructuring charges.

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

Patient Self-testing

Gross profit from our patient self-testing net product sales and services revenue increased by $5.8 million, or 11%, to $58.4 million during 2013, as compared to $52.6 million in 2012. Reducing gross profit for 2013 and 2012 was $0.1 million and $0.0 million, respectively, in restructuring charges.

Cost of patient self-testing net product sales and services revenue included amortization expense of $2.9 million and $3.7 million for 2013 and 2012, respectively.

As a percentage of our patient self-testing net product sales and services revenue, gross profit from our patient self-testing business was 47% and 48% for 2013 and 2012, respectively.

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

Sales and Marketing Expense.    Sales and marketing expense increased by $9.5 million, or 2%, to $566.1 million in 2013, from $556.6 million in 2012. Amortization expense of $197.1 million and

$197.9 million was included in sales and marketing expense for 2013 and 2012, respectively. Restructuring charges associated with our various restructuring plans to integrate our newly-acquired businesses totaling $1.5 million and $2.1 million were included in sales and marketing expense during 2013 and 2012, respectively.

Sales and marketing expense as a percentage of net revenue was 22% and 23% for 2013 and 2012, respectively.

General and Administrative Expense.    General and administrative expense increased by $87.8 million, or 25%, to $435.2 million in 2013, from $347.4 million in 2012. The increase in general and administrative expense from 2012 to 2013 was primarily attributable to a $25.8 million increase in expense related to fair value adjustments to acquisition-related contingent consideration obligations, a $4.6 million increase in amortization expense, and a $3.5 million increase in restructuring plans to further integrate our businesses, as well as the inclusion in general and administrative expense for 2013 of $7.5 million in excise tax expense related to the domestic sale of our medical device products as a result of the 2.3% excise tax that went into effect January 1, 2013, $5.6 million of costs associated with the conduct of a contested proxy solicitation in 2013 and $6.1 million of costs associated with potential business dispositions, which were partially offset in 2013 by a $6.6 million decrease in acquisition-related costs in 2013.

General and administrative expense as a percentage of net revenue was 17% and 15% for 2013 and 2012, respectively.

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

Provision (Benefit) for Income Taxes.    The benefit for income taxes increased by $31.3 million to a $42.0 million benefit in 2013, from a $10.7 million benefit in 2012. The effective tax rate in 2013 was 37%, compared to 16% in 2012. The increase in the benefit for income taxes, and the corresponding effective tax rate, from 2012 to 2013 is primarily related to tax rate changes in foreign jurisdictions, U.S. research credits for 2012 and 2013, the U.S. manufacturing deduction, and the impact of the bargain purchase gain. The effective tax rate was also impacted by contingent consideration losses not deductible for tax purposes and U.S. tax on foreign income from distributions during 2013.

The primary components of the 2013 benefit for income taxes relate to U.S. federal and state income tax benefits, U.S. research credits for 2012 and 2013, the U.S. manufacturing deduction and the impact of the bargain purchase gain. These benefits are largely offset by foreign tax provision, U.S. tax on foreign income from distributions during 2013, and increases in reserves for uncertain tax positions. The primary components of the 2012 benefit for income taxes relate to U.S. federal and state income tax benefits, offset by tax provisions on foreign income, increases in certain valuation allowances, an increase in the reserve for uncertain tax positions, and increases for other permanent adjustments.

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

Loss from Discontinued Operations, Net of Tax.    The results of the health management business and ACS are included in loss from discontinued operations, net of tax, for all periods presented. For 2013, the discontinued operations generated a loss, net of tax, of $16.1 million, as compared to a loss, net of tax, of $33.1 million for 2012.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short- and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings. Additionally, we remain engaged in discussions concerning potential divestitures, and we expect that if and when we complete divestitures we will use the net proceeds primarily to reduce our outstanding debt. Upon the completion of our divestiture of our health management business on January 9, 2015, we used $575.0 million of the $600.1 million in cash proceeds from the sale to repay outstanding indebtedness under our secured credit facility. See Note 27 of our consolidated financial statements included elsewhere in this report for more information about our use of proceeds from the sale of our health management business. As of December 31, 2014, we had $378.5 million of cash and cash equivalents, of which $103.9 million was held by domestic subsidiaries and $274.6 million was held by foreign entities. We do not currently plan to repatriate cash held by foreign entities due to adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities.

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

Cash Flow Summary (in thousands)

	Year Ended December 31,
	2014 (Restated)	2013	2012
Net cash from operating activities:
Continuing operations	$188,055	$174,668	$279,477
Discontinued operations	43,468	69,232	40,204

Net cash provided by operating activities	231,523	243,900	319,681

Net cash from investing activities:
Continuing operations	(48,231)	(230,483)	(542,119)
Discontinued operations	(8,972)	(26,963)	(32,070)

Net cash used in investing activities	(57,203)	(257,446)	(574,189)

Net cash from financing activities:
Continuing operations	(116,684)	51,824	287,149
Discontinued operations	(1,471)	(2,833)	(1,406)

Net cash provided by (used in) financing activities	(118,155)	48,991	285,743

Foreign exchange effect on cash and cash equivalents	(16,312)	(1,871)	(2,064)

Net increase (decrease) in cash and cash equivalents	39,853	33,574	29,171
Cash and cash equivalents, beginning of period — continuing operations	355,431	316,479	287,541
Cash and cash equivalents, beginning of period — discontinued operations	6,477	11,855	11,622

Cash and cash equivalents, end of period	401,761	361,908	328,334
Less: Cash and cash equivalents of discontinued operations, end of period	23,300	6,477	11,855

Cash and cash equivalents of continuing operations, end of period	$378,461	$355,431	$316,479

Summary of Changes in Cash Position

As of December 31, 2014, we had cash and cash equivalents of continuing operations of $378.5 million, a $23.0 million increase from December 31, 2013. Our primary sources of cash for continuing operations during 2014 included $188.1 million generated by our continuing operating activities, $51.6 million of cash received from common stock issuances under employee stock option and stock purchase plans, $45.1 million received from dispositions, net of cash divested, $9.5 million received from the sale of our 40% equity investment in Vedalab, $1.5 million in proceeds from the sale of property and equipment and $1.0 million from a decrease in other assets. Our primary uses of cash for our continuing operations during 2014 were $100.6 million of capital expenditures, $65.1 million related to the repayment of long-term debt obligations, $42.5 million related to net payments under revolving credit facilities, $32.9 million related to payments of acquisition-related contingent consideration obligations, $21.3 million for cash dividends paid on our Series B Preferred Stock, a $5.4 million increase in our restricted cash balance, $6.1 million for principal payments on our capital lease obligations and $1.5 million paid for financing costs. Fluctuations in foreign currencies unfavorably impacted our cash balance by $16.3 million during 2014. Our discontinued operations contributed $33.0 million of cash during 2014.

As of December 31, 2013, we had cash and cash equivalents of continuing operations of $355.4 million, an increase of $38.9 million from December 31, 2012. Our primary sources of cash for our continuing operations during 2013 included $174.7 million generated by our continuing operating activities, $459.0 million of net proceeds received in connection with long-term debt issuances, which included $425.0 million of gross proceeds received in connection with the issuance of our 6.5% senior subordinated notes, $139.0 million of net proceeds under various revolving credit facilities, which included $190.0 million borrowed against our secured credit facility revolving line-of-credit, $29.0 million received from the disposition of our Spinreact operations, $14.7 million related to a decrease in other assets, $20.9 million of cash received from common stock issuances under employee stock option and stock purchase plans, $29.3 million return of capital related to an equity investment and $3.6 million in proceeds from the sale of property and equipment. Our primary uses of cash for our continuing operations during 2013 were $470.6 million of cash payments on long-term debt, which included $400.0 million of cash payments related to the repurchase of our 9% senior subordinated notes, $176.1 million net cash paid for acquisitions, $99.9 million of capital expenditures, $31.2 million related to an increase in restricted cash, $40.1 million related to payments of acquisition-related contingent consideration obligations, $19.0 million related to tender offer consideration and call premium incurred in connection with the repurchase of our 9% senior subordinated notes, $21.3 million for cash dividends paid on our Series B preferred stock, $9.8 million related to the payment of debt-related financing costs and $6.5 million for payment of capital lease obligations. Fluctuations in foreign currencies unfavorably impacted our cash balance by $1.9 million during 2013. Our discontinued operations contributed $39.4 million of cash during 2013.

As of December 31, 2012, we had cash and cash equivalents of continuing operations of $316.5 million, an increase of $28.9 million from December 31, 2011. Our primary sources of cash from our continuing operations during 2012 included $279.5 million generated by our continuing operating activities, $443.2 million of net proceeds received in connection with the issuance of our 7.25% senior notes, $198.0 million of net proceeds received in connection with the “Incremental B-2” term loans under our secured credit facility, $21.6 million in proceeds from the sale of property, plant and equipment, $14.9 million from common stock issuances under employee stock option and stock purchase plans, $14.3 million of net proceeds under various revolving credit facilities, $12.7 million return of capital related to equity investments, a $5.9 million decrease in restricted cash and $3.1 million from sales of marketable securities. Our primary uses of cash for our continuing operations during 2012 included $420.0 million net cash paid for acquisitions, $311.3 million related to cash payments on long-term debt, $109.1 million of capital expenditures, $56.4 million related to an increase in other assets, $21.3 million for cash dividends paid on our Series B preferred stock, $20.1 million related to payments of acquisition-related contingent consideration obligations, $12.3 million related to a make-whole payment incurred in connection with the repurchase of our 7.875% senior notes, $10.1 million related to financing costs, $6.7 million for payment of capital lease obligations and $6.2 million related to the repayment of short-term debt. Fluctuations in foreign currencies negatively impacted our cash balance by $2.1 million during 2012. Our discontinued operations contributed $6.7 million of cash during 2012.

Cash Flows from Operating Activities

Net cash provided by continuing operating activities during 2014 was $188.1 million, which resulted from a loss from continuing operations of $176.0 million, and $15.2 million of cash used to meet working capital needs during the period, offset by $379.3 million of non-cash items. The $379.3 million of non-cash items included $335.8 million related to depreciation and amortization, $16.2 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $12.5 million related to non-cash stock-based compensation, $9.8 million of tax benefit related to discontinued operations retained by Alere Inc., $7.0 million of impairment of long-lived assets, and a $7.7 million loss related to impairment and net gain on dispositions, which reflects both a $10.7 million impairment charge associated with a closed business and a $3.0 million net gain from business dispositions, a $6.5 million loss on the disposition of fixed assets, a $3.1 million loss on inventory disposal and $5.0 million related to other non-cash items, partially offset by $17.5 million in equity earnings of unconsolidated entities, net of tax, and a $7.0 million increase related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets. In addition, $43.5 million of net cash was provided by discontinued operations for operating activities.

Net cash provided by continuing operating activities during 2013 was $174.7 million, which resulted from a loss from continuing operations of $55.6 million and $98.0 million of cash used to meet net working capital requirements during the year, offset by $328.2 million of non-cash items. The $328.2 million of non-cash items included, among other items, $374.5 million related to depreciation and amortization, $35.6 million related to a loss on extinguishment of debt, $21.2 million related to non-cash stock-based compensation, $17.8 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $10.5 million related to other non-cash items, $7.9 million of tax benefit related to discontinued operations retained by us, $5.8 million related to the impairment of long-lived assets, $5.1 million loss from the disposition of our Spinreact operations, $0.7 million related to the impairment of intangible assets, a $1.5 million loss on the sale of fixed assets and a $2.5 million non-cash charge related to the write up of inventory to fair value in connection with the acquisition of Epocal, partially offset by a $129.7 million decrease related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, $17.4 million in equity earnings of unconsolidated entities, net of tax, and $8.0 million relating to a bargain purchase gain in connection with our acquisition of the Liberty business. In addition, $69.2 million of net cash was provided by discontinued operations for operating activities.

Net cash provided by continuing operating activities during 2012 was $279.5 million, which resulted from a loss from continuing operations of $45.1 million and $62.8 million of cash used to meet net working capital requirements during the period, offset by $387.4 million of non-cash items. The $387.4 million of non-cash items included, among other items, $383.9 million related to depreciation and amortization, $23.2 million related to a loss on extinguishment of debt, a $7.4 million increase related to other non-cash items, $21.3 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $15.7 million related to non-cash stock-based compensation, $4.9 million of tax benefit related to discontinued operations retained by us and a $4.7 million non-cash charge related to the write-up of inventory to fair value in connection with the acquisition of Axis-Shield, partially offset by a $57.9 million decrease related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, $13.2 million in equity earnings in unconsolidated entities and $3.1 million gain on the sale of fixed assets. In addition, $40.2 million of net cash was provided by discontinued operations for operating activities.

Cash Flows from Investing Activities

Our investing activities for continuing operations during 2014 utilized $48.2 million of cash, including, among other items, $100.6 million of capital expenditures and a $5.4 million increase in our restricted cash balance, partially offset by $45.1 million of cash received from dispositions, $9.5 million of cash proceeds from the sale of our 40% equity investment in Vedalab, $1.5 million of proceeds from the sale of property, plant and equipment and a $1.0 million decrease in other assets. In addition, discontinued operations used $9.0 million of net cash for investing activities.

Our investing activities for continuing operations during 2013 utilized $230.5 million of cash, including $176.1 million net cash paid for acquisitions, $99.9 million of capital expenditures and an increase in our restricted cash balance of $31.2 million, which was principally driven by a $29.4 million deposit in connection with a foreign bank loan arrangement and $7.9 million of cash received from the Bill and Melinda Gates Foundation, of which $5.7 million was used to fund qualified expenditures, partially offset by a $29.3 million return of capital related to equity investments, $29.0 million in proceeds relating to the disposition of our Spinreact operations, a $14.7 million decrease in other assets and $3.6 million of proceeds from the sale of property and equipment. In addition, discontinued operations used $27.0 million of net cash for investing activities.

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

Net cash provided by financing activities for continuing operations during 2013 was $51.8 million. Financing activities during 2013 primarily included $459.0 million of net proceeds received in connection with long-term debt issuances, which included $425.0 million of gross proceeds received in connection with the issuance of our 6.5% senior subordinated notes, $139.0 million of net proceeds under various revolving credit facilities, which included $190.0 million borrowed, net of $42.5 million paid, against our secured credit facility revolving line-of-credit, and $20.9 million of cash received from common stock issuances under employee stock option and stock purchase plans. In addition, we utilized $470.6 million of cash payments on long-term debt, which included $400.0 million of cash payments related to the repurchase of our 9% senior subordinated notes, $40.1 million for payments of acquisition-related contingent consideration obligations, $21.3 million for dividend payments related to our Series B preferred stock, $19.0 million related to tender offer consideration and call premium incurred in connection with the repurchase of our 9% senior subordinated notes, $9.8 million related to the payment of debt-related financing costs and $6.6 million for payment of capital lease obligations. In addition, discontinued operations used $2.8 million of net cash for financing activities.

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

Income Taxes

As of December 31, 2014, we had $46.9 million of U.S. federal net operating loss, or NOL, carryforwards, $740.2 million of state NOL carryforwards and $244.8 million of foreign NOL and capital loss carryforwards, which either expire on various dates through 2034 or can be carried forward indefinitely. As of December 31, 2014, we had $14.6 million of U.S. federal and state research and development credit, $108.0 million of U.S. foreign tax credit and $1.3 million of other foreign tax credit carryforwards which either expire on various dates through 2034 or can be carried forward indefinitely. These loss and tax credit carryforwards may be available to reduce future U.S. federal, state and foreign taxable income and taxes, if any, and are subject to review and possible adjustment by the appropriate tax authorities when utilized.

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

We have recorded a valuation allowance against a portion of the deferred tax assets related to our U.S. foreign tax credits and certain other NOL, capital loss and credit carryforwards, as well as certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt obligations(1)	$3,685,715	$63,203	$2,343,529	$851,612	$427,371
Short-term debt obligations	25,672	25,672	—	—	—
Capital lease obligations(2)	14,801	4,241	7,041	2,468	1,051
Operating lease obligations(3)	155,998	37,565	56,786	34,512	27,135
Pension obligations	7,588	1,787	3,574	2,227	—
Minimum royalty obligations	9,695	1,848	3,431	3,031	1,385
Acquisition-related obligations(4)	13,877	9,692	4,185	—	—
Purchase obligations — capital expenditure	11,620	11,620	—	—	—
Purchase obligations — other(5)	53,438	48,972	4,466	—	—
Interest on debt(6)	414,645	100,728	192,330	107,657	13,930
Contingent consideration obligations(7)	139,671	61,314	34,486	33,481	10,390

Total	$4,532,720	$366,642	$2,649,828	$1,034,988	$481,262

(1)	See the description of various financing arrangements in Note 8 of our consolidated financial statements included elsewhere in this report. See Note 27 of our consolidated financial statements included elsewhere in this report.

(2)	See Note 10 of our consolidated financial statements included elsewhere in this report.

(3)	See Note 12(a) of our consolidated financial statements included elsewhere in this report.

(4)	Includes $3.5 million of deferred purchase price payments, $1.0 million of non-compete payments and $9.4 million of management incentive payments related to our acquisition of Epocal.

(5)	Other purchase obligations relate to inventory purchases and other operating expense commitments.

(6)	Includes our non-variable interest-bearing debt. See the description of various financing arrangements in Note 8 of our consolidated financial statements included elsewhere in this report.

(7)	In connection with certain of our acquisitions, additional contingent consideration may become payable to the sellers upon the satisfaction of certain performance milestones. Amounts represent the estimated fair value of these obligations. For further information pertaining to our contingent consideration arrangements see Note 12(b) of our consolidated financial statements included elsewhere in this report.

In addition to the contractual obligations included in the table above, we recorded reserves for uncertain tax positions, including interest and penalties in the amount of $47.9 million as non-current liabilities. It is uncertain if, or when, such amounts may be settled. See disclosure regarding uncertain tax positions in Note 17 of our consolidated financial statements included elsewhere in this report.

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

Our total provision for sales returns and other allowances related to sales incentive arrangements amounted to $91.3 million, $98.6 million and $67.8 million, or 4%, 5% and 4%, respectively, of net product sales in 2014, 2013 and 2012, respectively, which have been recorded against product sales to derive our net product sales. Of these amounts, $42.4 million, $65.6 million and $39.2 million for 2014, 2013 and 2012, respectively, represent allowances for future deductions which have been provided against our related accruals for such charges with the balance charged directly against net sales. Similarly, our management must make estimates regarding uncollectible accounts receivable balances. When evaluating the adequacy of the allowance for doubtful accounts, management analyzes specific accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms and patterns. Our accounts receivable balance was $466.1 million and $487.4 million, net of allowances for doubtful accounts of $76.2 million and $69.1 million, as of December 31, 2014 and 2013, respectively.

Inventory

We state our inventories at the lower of the actual cost to purchase or manufacture the inventory or the estimated current market value of the inventory, less cost to sell. In addition, we periodically review the inventory quantities on hand and record a provision for excess and obsolete inventory. This provision reduces the carrying value of our inventory and is calculated based primarily upon factors such as forecasts of our customers’ demands, shelf lives of our products in inventory, loss of customers and manufacturing lead times. Evaluating these factors, particularly forecasting our customers’ demands, requires management to make assumptions and estimates. Actual product and services revenue may prove our forecasts to be inaccurate, in which case we may have underestimated or overestimated the provision required for excess and obsolete inventory. If, in future periods, our inventory is determined to be overvalued, we would be required to recognize the excess value as a charge to our cost of sales at the time of such determination. Likewise, if, in future periods, our inventory is determined to be undervalued, we would have over-reported our cost of sales, or understated our earnings, at the time we recorded the excess and obsolete provision. Our inventory balance was $365.2 million and $365.3 million, net of a reserve for excess and obsolete inventory of $27.3 million and $21.4 million, as of December 31, 2014 and 2013, respectively.

Goodwill and Other Long-Lived and Intangible Assets

Our long-lived assets include property, plant and equipment, net; goodwill; other intangible assets with indefinite lives; and finite-lived intangible assets, net. As of December 31, 2014 and 2013, respectively, we had property, plant and equipment, net of $453.6 million and $466.5 million; goodwill of $2.9 billion and $3.0 billion; other intangible assets with indefinite lives of $43.7 million and $56.7 million; and finite-lived intangible assets, net of $1.3 billion and $1.6 billion.

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

The Step 1 impairment test indicated the estimated fair value of the professional diagnostics, patient self-testing and consumer diagnostics reporting units exceeded the carrying value of their reporting unit’s net assets as follows: by $2.2 billion, $515.6 million and $86.8 million, respectively, or 42.4%, 162.1% and 38.0%, respectively.

As discussed in Note 3 of the notes to our consolidated financial statements included elsewhere in this report, our health management business met the criteria for assets held for sale as of December 31, 2014 and the sale was subsequently completed on January 9, 2015. Accordingly, we performed a Step 1 impairment test on the goodwill remaining in the patient self-testing reporting unit at December 31, 2014. The Step 1 impairment test indicated that the estimated fair value of the remaining patient self-testing reporting unit exceeded the carrying value of the reporting unit’s net assets by 67.0%.

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

The Step 1 impairment test indicated the estimated fair value of the professional diagnostics, patient self-testing and consumer diagnostics reporting units exceeded the carrying value of their reporting unit’s net assets as follows: by $1.6 billion, $34.7 million and $92.7 million, respectively, or 30.3%, 8.5% and 45.5%, respectively.

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

The Step 1 impairment test indicated the estimated fair value of the professional diagnostics, patient self-testing and consumer diagnostics reporting units exceeded the carrying value of their reporting unit’s net assets as follows: by $399.2 million, $45.2 million and $53.9 million, or 7.9%, 10.2% and 27.2%, respectively.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $269.2 million as of December 31, 2014, due to uncertainties related to the future benefits, if any, from our deferred tax assets related primarily to our foreign businesses and certain U.S. NOLs, capital losses, and tax credits. This is an increase of $184.9 million from the valuation allowance of $84.3 million as of December 31, 2013. The increase is primarily related to domestic state NOLs, certain foreign NOLs, capital losses and foreign tax credits. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance, which could materially impact our tax provision.

We establish reserves for tax uncertainties that reflect the use of the comprehensive model for the recognition and measurement of uncertain tax positions. We are currently undergoing routine tax examinations by various state and foreign jurisdictions. Tax authorities periodically challenge certain transactions and deductions we reported on our income tax returns. We do not expect the outcome of these examinations, either individually or in the aggregate, to have a material adverse effect on our financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements

See Note 4(v) of the consolidated financial statements included elsewhere in this report, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

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

Foreign Currency Risk

We face exposure to movements in foreign currency exchange rates whenever we, or any of our subsidiaries, enter into transactions with third parties that are denominated in currencies other than our, or its, functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During 2014, the net impact of foreign currency changes on transactions was a loss of $12.8 million.

Gross margins of products we manufacture at our foreign plants and sell in U.S. dollars or manufacture in our U.S. plants and sell in currencies other than the U.S. dollar are also affected by foreign currency exchange rate movements. Our gross margin on total net product sales was 47.4% in 2014. If the U.S. dollar had been stronger by 1%, 5% or 10%, compared to the actual rates during 2014, our gross margin on total net product sales would have been 47.4%, 47.6% and 47.8%, respectively.

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

If the U.S. dollar had been uniformly stronger by 1%, 5% or 10%, compared to the actual average exchange rates used to translate the financial results of our foreign subsidiaries, our net product sales and net income would have been impacted by the following amounts (in thousands):

	Approximate Decrease in Net Revenue	Approximate Decrease in Net Income
If, during 2014, the U.S. dollar was stronger by:
1%	$(10,079)	$(446)
5%	$(50,395)	$(2,232)
10%	$(100,789)	$(4,464)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data, except for selected quarterly financial data which are summarized below, are listed under Item 15(1) and have been filed as part of this report on the pages indicated.

As described in Note 2 of our accompanying consolidated financial statements, we have restated our financial statements for each of the three months ended September 30 and December 31, 2014 and have revised our financial statements for each of the three-month periods ended in 2013 and each of the three months ended March 31 and June 30, 2014. We have also revised the selected quarterly financial data for the quarters presented below to correct the intra-period tax allocations between continuing operations and discontinued operations.

On October 10, 2014, we completed the sale of ACS, and on January 9, 2015, we completed the sale of our health management business. The results of ACS and the health management business are included in income (loss) from discontinued operations, net of tax, for all periods presented in the selected quarterly financial data below. See Note 3 to our accompanying consolidated financial statements for more information about these divestitures and discontinued operations.

The following table presents selected quarterly financial data for each of the quarters in the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	2014
	First Quarter(2)	Second Quarter(3)	Third Quarter(4) (Restated)	Fourth Quarter(5) (Restated)
Net revenue	$625,239	$647,398	$649,210	$666,857
Gross profit	$310,358	$298,693	$301,622	$308,264
Loss from continuing operations	$(2,850)	$(57,941)	$(84,289)	$(30,948)
Income (loss) from discontinued operations, net of tax	$(2,596)	$12,915	$(14,401)	$142,400
Net income (loss) available to common stockholders(1)	$(10,804)	$(50,397)	$(103,751)	$105,919
Basic and diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Loss per common share from continuing operations	$(0.10)	$(0.77)	$(1.08)	$(0.44)
Income (loss) per common share from discontinued operations	$(0.03)	$0.16	$(0.17)	$1.71
Net income (loss) per common share(1)	$(0.13)	$(0.61)	$(1.25)	$1.27

	2013
	First Quarter(6)	Second Quarter(7)	Third Quarter(8)	Fourth Quarter(9)
Net revenue	$633,989	$659,839	$650,648	$671,888
Gross profit	$318,938	$337,132	$320,495	$340,490
Income (loss) from continuing operations	$(803)	$(42,126)	$(17,156)	$4,478
Income (loss) from discontinued operations, net of tax	$14,333	$(24,746)	$(1,916)	$(3,797)
Net income (loss) available to common stockholders(1)	$8,305	$(72,448)	$(24,798)	$(5,061)
Basic and diluted net income (loss) per common share attributable to Alere Inc. and Subsidiaries:
Net income (loss) per common share from continuing operations	$(0.08)	$(0.59)	$(0.28)	$(0.01)
Net income (loss) per common share from discontinued operations	$0.18	$(0.30)	$(0.02)	$(0.05)
Net income (loss) per common share(1)	$0.10	$(0.89)	$(0.30)	$(0.06)

(1)	Net income (loss) available to common stockholders and basic and diluted net income (loss) per common share are computed consistent with the annual per share calculations described in Notes 4(o) and 13 of our consolidated financial statements included elsewhere in this report.

(2)	Included in net loss from continuing operations for the first quarter of 2014 is $4.4 million of restructuring charges, $5.7 million of stock-based compensation expense, $0.3 million of acquisition-related costs, $1.4 million of expense recorded for fair value adjustments to acquisition-related contingent consideration, $3.0 million of costs associated with potential business dispositions, $0.4 million of interest expense recorded in connection with fees paid for certain debt modifications, $0.4 million in compensation charges and $0.1 million of related interest accretion associated with acquisition-related contingent consideration obligations.

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

(4)	Included in net loss from continuing operations for the third quarter of 2014 is $79.4 million of valuation allowance establishment against deferred tax assets associated with our U.S. foreign tax credit carryforwards, $17.3 million of restructuring charges, $3.2 million of stock-based compensation expense, $0.3 million of acquisition-related costs, $6.2 million of costs associated with potential business dispositions, $0.4 million of interest expense recorded in connection with fees paid for certain debt modifications, $0.7 million in compensation charges and $0.1 million of related interest accretion associated with acquisition-related contingent consideration obligations, $0.4 million loss on the sale of our equity investment in Vedalab S.A., offset by the reversal of $5.5 million of expense recorded for fair value adjustments to acquisition-related contingent consideration.

(5)	Included in net loss from continuing operations for the fourth quarter of 2014 is $60.8 million of amortization, $21.6 million of restructuring charges, $4.7 million of stock-based compensation expense, $0.2 million of acquisition-related costs, $5.8 million of costs associated with potential business dispositions, $0.4 million of interest expense recorded in connection with fees paid for certain debt modifications, $0.2 million in compensation charges and $0.1 million of related interest accretion associated with acquisition-related contingent consideration obligations and $7.1 million in impairment and gain (loss) on dispositions, net, offset by the reversal of $4.8 million of expense recorded for fair value adjustments to acquisition-related contingent consideration.

(6)	Included in net income from continuing operations for the first quarter of 2013 is $2.0 million related to restructuring charges associated with the decision to close various facilities, acquisition-related costs in the amount of $0.9 million, $9.3 million of expense recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, $1.0 million of interest expense recorded in connection with fees paid for certain debt modifications and the termination of our former senior secured credit facility, $4.1 million of non-cash stock-based compensation expense, $0.7 million in compensation charges associated with acquisition-related contingent consideration obligations, a $0.5 million charge associated with the write-up to fair market value of inventory acquired in connection with the acquisition of Epocal Inc. and $0.2 million of expense associated with the extinguishment of debt.

(7)	Included in net loss from continuing operations for the second quarter of 2013 is $2.1 million related to restructuring charges associated with the decision to close various facilities, acquisition-related costs in the amount of $0.4 million, $5.2 million of expense recorded in connection with fair value adjustments to acquisition-related contingent consideration obligations in accordance with ASC 805, Business Combinations, $35.6 million of loss in connection with the repurchase of our 9% senior subordinated notes, $8.1 million of bargain purchase gain associated with our acquisition of the Liberty business, $5.1 million of non-cash write-off of an investment, $0.8 million of interest expense recorded in connection with fees paid for certain debt modifications and the termination of our former senior secured credit facility, $4.7 million of non-cash stock-based compensation expense, $0.5 million in compensation charges and $0.2 million of related interest accretion associated with acquisition-related contingent consideration obligations, and a $0.7 million charge associated with the write-up to fair market value of inventory acquired in connection with the acquisition of Epocal Inc.

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

Management’s Conclusions Regarding the Effectiveness of Our Disclosure Controls and Procedures

In connection with the filing of the Original Report on March 5, 2015, our management evaluated, with the participation of our Chief Executive Officer (CEO) and our then-serving Chief Financial Officer (CFO), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by the Original Report. Based on that evaluation, our CEO and then-serving CFO concluded in the Original Report that, because of the material weakness described below, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The conclusion reached in the Original Report has not changed as of the filing of this report.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design effective controls to assess the accounting for deferred taxes related to dispositions. This control deficiency resulted in an adjustment to our deferred tax assets and income from discontinued operations which was reflected in our consolidated financial statements for the year ended December 31, 2014 included in the Original Report.

Subsequent to the filing of the Original Report, the material weakness also resulted in the restatement of the consolidated financial statements for the interim period ended September 30, 2014 and the year ended December 31, 2014. Management has determined that the restatements are additional effects of the material weakness described above. Additionally, management concluded that the material weakness could result in misstatements of the aforementioned accounts and disclosures that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

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

Exhibit No.	Description

***2.1	Membership Interest Purchase Agreement dated October 27, 2014, by and among Alere Inc., Alere Health, LLC and OptumHealth Care Solutions, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, event date October 27, 2014, filed October 28, 2014)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, event date August 21, 2014, filed with the SEC on August 26, 2014)

4.1	Indenture, dated May 14, 2007, between the Company and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 9, 2007, filed on May 15, 2007)

4.2	Indenture dated as of May 12, 2009 between Inverness Medical Innovations, Inc., as issuer, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 12, 2009, filed on May 12, 2009)

4.3	Ninth Supplemental Indenture dated September 21, 2010 to Indenture date as of May 12, 2009 among Alere Inc., as issuer, the subsidiary guarantors named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date September 15, 2010, filed with the SEC on September 21, 2010)

4.4	Eleventh Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the Record Date Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

Exhibit No.	Description

4.5	Thirteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the Restricted Payments Amendments and Waivers) dated as of June 16, 2011, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date June 16, 2011, filed on June 22, 2011)

4.6	Fifteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.) dated as of April 3, 2013 among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013)

4.7	Seventeenth Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the BBI Transaction) dated as of June 5, 2014, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed on June 5, 2014)

*4.8	Nineteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc.) dated October 30, 2014 among NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee

4.9	Sixteenth Supplemental Indenture dated as of May 24, 2013 to Indenture dated as of May 12, 2009, by and among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed May 30, 2013)

4.10	Eighteenth Supplemental Indenture to Indenture dated as of May 12, 2009 (relating to the BBI Transaction) dated as of June 5, 2014, among the Company, the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed on June 5, 2014)

*4.11	Twentieth Supplemental Indenture to Indenture dated as of May 12, 2009 (to add the guarantees of NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc.) dated October 30, 2014 among NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and U.S. Bank National Association, as trustee

4.12	Indenture dated as of August 11, 2009 between Inverness Medical Innovations, Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date August 11, 2009, filed on August 11, 2009)

Exhibit No.	Description

4.13	Fifteenth Supplemental Indenture dated as of December 11, 2012 to Indenture dates as of August 11, 2009, by and among the Company, the subsidiary guarantors named therein and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, event date December 11, 2012, filed on December 14, 2012)

4.14	Sixteenth Supplemental Indenture, dated April 3, 2013 (to add the guarantees of Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc.) to Indenture dated as of August 11, 2009 among Alere Informatics, Inc., Alere Wellogic, LLC, ATS Laboratories, Inc., Avee Laboratories Inc., eScreen, Inc., Global Analytical Development LLC, Ionian Technologies Inc., Pembrooke Occupational Health, Inc., Screen Tox, Inc., and Standing Stone, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-4 (File No. 333-187776))

4.15	Seventeenth Supplemental Indenture to Indenture dated as of August 11, 2009 (relating to the BBI Transaction) dated as of June 5, 2014, among the Company, the subsidiary guarantors party thereto and Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, event date May 30, 2014, filed on June 5, 2014)

*4.16	Eighteenth Supplemental Indenture to Indenture dated as of August 11, 2009 (to add the guarantees of NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc.) dated October 30, 2014 among NewCo SS, LLC, Newco AA, Inc., Newco RD, LLC, Newco RD2, LLC, and Alere Holdco, Inc., as guarantors, the Company as issuer, the other guarantor subsidiaries named therein, as guarantors, and Bank of New York Mellon Trust Company, N.A., as trustee

4.17	Registration Rights Agreement, dated as of December 11, 2012, by and among the Company, the guarantors named therein, and Jefferies & Company, Inc., Goldman, Sachs & Co., and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, event date December 11, 2012, filed on December 14, 2012)

4.18	Registration Rights Agreement, dated as of May 24, 2013, by and among the Company, the guarantors named therein, and Goldman, Sachs & Co., Jefferies LLC and Credit Suisse Securities (USA) LLC, as representatives of the Initial Purchasers (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, event date May 23, 2013, filed May 30, 2013)

+10.1	BNP Assay Development, Manufacture and Supply Agreement between Biosite Incorporated and Beckman Coulter, Inc. effective June 24, 2003 (incorporated by reference to Exhibit 10.22 to Annual Report of Biosite Incorporated on Form 10-K, filed on March 12, 2007)

+10.2	Shareholder Agreement dated as of May 17, 2007 among Inverness Medical Switzerland GmbH, Procter & Gamble International Operations, SA and SPD Swiss Precision Diagnostics GmbH (incorporated by reference to Exhibit 10.12 to Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2007)

‡10.3	Inverness Medical Innovations, Inc. 2001 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on April 30, 2009)

Exhibit No.	Description

‡10.4	Alere Inc. 2010 Stock Option and Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on July 17, 2014)

‡10.5	Rules of Alere Inc. HM Revenue and Customs Approved Share Option Plan (2007), as amended (authorized for use under the Alere Inc. 2001 Stock Option and Incentive Plan and the Alere Inc. 2010 Stock Option and Incentive Plan) (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010)

‡10.6	Summary of Terms of Award Agreements under Alere Inc. Stock Option Plans (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, for the period ended September 30, 2014)

‡10.7	Form of Change of Control Agreement between the Company and each of its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date October 25, 2014, filed on October 28, 2014)

‡10.8	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2010)

‡10.9	Alere Inc. 2001 Employee Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on Schedule 14A as filed with the SEC on July 17, 2014)

‡10.10	Restricted Stock Unit Agreement, dated December 30, 2012, between Alere Inc. and Namal Nawana (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2012)

10.11	Purchase Agreement dated November 28, 2012 among Alere Inc., the subsidiary guarantors named therein and Jefferies & Company, Inc., Goldman, Sachs & Co. and Credit Suisse Securities (USA) LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date November 28, 2012, filed with the SEC on November 30, 2012)

‡10.12	Summary of Arrangement with Chairman of the Board Regarding Expense Reimbursement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q ,for the quarter ended June 30, 2014)

10.13	Purchase Agreement dated May 13, 2013 among Alere Inc., the subsidiary guarantors named therein and Goldman, Sachs & Co., Jefferies LLC and Credit Suisse Securities (USA) LLC, as Representatives of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date May 10, 2013, filed May 16, 2013)

10.14	Credit Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

10.15	Guaranty and Security Agreement dated as of June 30, 2011 among Alere Inc., as Borrower, and each Grantor party thereto and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, event date June 30, 2011, filed on July 7, 2011)

Exhibit No.	Description

10.16	First Amendment to Credit Agreement dated as of July 27, 2011 among Alere Inc., as Borrower, the Lenders and L/C Issuers party thereto, General Electric Capital Corporation, as Administrative Agent, Jefferies Finance LLC, as Syndication Agent, and Credit Suisse Securities (USA) LLC, Goldman Sachs Bank USA, DnB Nor Bank ASA and SunTrust Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011)

10.17	Second Amendment to Credit Agreement dated as of December 7, 2011 among Alere Inc., as Borrower, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, event date December 7, 2011, filed on December 9, 2011)

10.18	Third Amendment to Credit Agreement dated as of March 28, 2012 among Alere Inc., as Borrower, the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event date March 28, 2012, filed on April 2, 2012)

10.19	Fourth Amendment to Credit Agreement, dated as of March 22, 2013, among Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013)

10.20	Fifth Amendment to Credit Agreement, dated as of May 30, 2014, among Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, event dated May 30, 2014, filed June 5, 2014)

*10.21	Sixth Amendment to Credit Agreement, dated as of December 1, 2014, among Alere Inc., as Borrower, each of the Guarantors (as defined therein), the Lenders party thereto, and General Electric Capital Corporation, as Administrative Agent

*21.1	List of Subsidiaries of the Company as of March 5, 2015

**23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

**31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

**31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

**32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

**101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012, (b) our Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012 (c) our Consolidated Balance Sheets as of December 31, 2014 and 2013, (d) our Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012, (e) our Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012 and (f) the Notes to such consolidated financial statements.

*	Previously filed.
**	Filed herewith.
***	The Company agrees to furnish supplementally to the Securities and Exchange Commission (“the Commission”) a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.
+	We have omitted portions of this exhibit which have been granted confidential treatment.
‡	Management contract or compensatory plan or arrangement, or amendment thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALERE INC.

Date: May 28, 2015	By:	/s/ Namal Nawana
Namal Nawana
Chief Executive Officer and President

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alere Inc.,

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows present fairly, in all material respects, the financial position of Alere Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting relating to the accounting for deferred taxes related to dispositions existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2014 consolidated financial statements to correct errors.

As discussed in Notes 3 and 4 to the consolidated financial statements, effective October 1, 2014, the Company changed the manner in which it accounts for discontinued operations.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 5, 2015, except for the effects of the restatement and revision discussed in Note 2 to the consolidated financial statements, as to which the date is May 28, 2015

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2014 (Restated)	2013	2012
Net product sales	$2,035,666	$2,056,519	$1,899,913
Services revenue	531,988	532,616	465,882

Net product sales and services revenue	2,567,654	2,589,135	2,365,795
License and royalty revenue	21,050	27,229	28,576

Net revenue	2,588,704	2,616,364	2,394,371

Cost of net product sales	1,069,422	1,017,501	920,617
Cost of services revenue	294,753	274,045	220,510

Cost of net product sales and services revenue	1,364,175	1,291,546	1,141,127
Cost of license and royalty revenue	5,592	7,763	7,354

Cost of net revenue	1,369,767	1,299,309	1,148,481

Gross profit	1,218,937	1,317,055	1,245,890
Operating expenses:
Research and development	144,828	159,053	181,735
Sales and marketing	513,801	566,137	556,594
General and administrative	453,988	435,199	347,379
Impairment and (gain) loss on dispositions, net	7,742	5,124	—

Operating income	98,578	151,542	160,182
Interest expense, including amortization of original issue discounts and deferred financing costs	(209,191)	(255,346)	(240,397)
Other income (expense), net	(731)	(11,260)	11,137

Loss from continuing operations before provision (benefit) for income taxes	(111,344)	(115,064)	(69,078)
Provision (benefit) for income taxes	82,193	(42,014)	(10,742)

Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	(193,537)	(73,050)	(58,336)
Equity earnings of unconsolidated entities, net of tax	17,509	17,443	13,245

Loss from continuing operations	(176,028)	(55,607)	(45,091)
Income (loss) from discontinued operations, net of tax	138,318	(16,126)	(33,126)

Net income (loss)	(37,710)	(71,733)	(78,217)
Less: Net income attributable to non-controlling interests	30	976	275

Net income (loss) attributable to Alere Inc. and Subsidiaries	(37,740)	(72,709)	(78,492)
Preferred stock dividends	(21,293)	(21,293)	(21,293)

Net loss available to common stockholders	$(59,033)	$(94,002)	$(99,785)

Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries:
Loss from continuing operations	$(2.38)	$(0.95)	$(0.83)
Income (loss) from discontinued operations	1.67	(0.20)	(0.41)

Net loss per common share	$(0.71)	$(1.15)	$(1.24)

Weighted-average shares — basic and diluted	82,938	81,542	80,587

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2014 (Restated)	2013	2012
Net income (loss)	$(37,710)	$(71,733)	$(78,217)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(166,448)	(50,166)	54,642
Unrealized losses on available for sale securities	(17)	—	(216)
Unrealized gains on hedging instruments	38	39	388
Minimum pension liability adjustment	(169)	(415)	(1,042)

Other comprehensive income (loss), before tax	(166,596)	(50,542)	53,772
Income tax provision (benefit) related to items of other comprehensive income (loss)	(173)	(106)	(372)

Other comprehensive income (loss), net of tax	(166,423)	(50,436)	54,144

Comprehensive loss	(204,133)	(122,169)	(24,073)
Less: Comprehensive income attributable to non-controlling interests	30	976	275

Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(204,163)	$(123,145)	$(24,348)

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31,
	2014 (Restated)	2013
ASSETS
Current assets:
Cash and cash equivalents	$378,461	$355,431
Restricted cash	37,571	3,458
Marketable securities	259	858
Accounts receivable, net of allowances of $76,163 and $69,146 at December 31, 2014 and December 31, 2013, respectively	466,106	487,377
Inventories, net	365,165	365,267
Deferred tax assets	112,573	48,858
Prepaid expenses and other current assets	132,413	125,645
Assets held for sale	315,515	380,483

Total current assets	1,808,063	1,767,377
Property, plant and equipment, net	453,570	466,497
Goodwill	2,926,666	3,006,997
Other intangible assets with indefinite lives	43,651	56,702
Finite-lived intangible assets, net	1,276,444	1,557,426
Restricted cash	—	29,370
Deferred financing costs, net, and other non-current assets	67,832	83,497
Investments in unconsolidated entities	91,693	86,830
Deferred tax assets	8,569	7,389
Non-current income tax receivable	2,468	—

Total assets	$6,678,956	$7,062,085

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$88,875	$64,112
Current portion of capital lease obligations	4,241	5,962
Accounts payable	213,592	181,642
Accrued expenses and other current liabilities	375,494	381,894
Liabilities related to assets held for sale	78,843	133,242

Total current liabilities	761,045	766,852

Long-term liabilities:
Long-term debt, net of current portion	3,621,385	3,757,788
Capital lease obligations, net of current portion	10,560	13,242
Deferred tax liabilities	214,639	285,034
Other long-term liabilities	161,582	161,031

Total long-term liabilities	4,008,166	4,217,095

Commitments and contingencies (Notes 10, 11 and 12)
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at December 31, 2014 and 2013); Authorized: 2,300 shares; Issued: 2,065 shares at December 31, 2014 and 2013; Outstanding: 1,774 shares at December 31, 2014 and 2013	606,468	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 91,532 shares and 89,666 shares at December 31, 2014 and 2013, respectively; Outstanding: 83,853 shares and 81,987 shares at December 31, 2014 and 2013, respectively	92	90
Additional paid-in capital	3,355,672	3,319,168
Accumulated deficit	(1,679,552)	(1,641,812)
Treasury stock, at cost, 7,679 shares at December 31, 2014 and 2013	(184,971)	(184,971)
Accumulated other comprehensive loss	(192,110)	(25,687)

Total stockholders’ equity	1,905,599	2,073,256
Non-controlling interests	4,146	4,882

Total equity	1,909,745	2,078,138

Total liabilities and equity	$6,678,956	$7,062,085

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at cost		Total Stockholders’ Equity	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest
			Number of Shares	$0.001 Par Value
	Number of Shares	Amount						Number of Shares	Value
BALANCE, DECEMBER 31, 2011	1,774	$606,468	87,647	$88	$3,324,710	$(1,490,611)	$(29,395)	7,679	$(184,971)	$2,226,289	$2,340	$2,228,629	$2,497
Exercise of common stock options, warrants and shares issued under employee stock purchase plan	—	—	862	1	14,923	—	—	—	—	14,924	—	14,924	—
Issuance of common stock for settlement of an acquisition-related contingent consideration obligation	—	—	67	—	1,243	—	—	—	—	1,243	—	1,243	—
Preferred stock dividends	—	—	—	—	(21,293)	—	—	—	—	(21,293)	—	(21,293)	—
Stock-based compensation expense	—	—	—	—	15,665	—	—	—	—	15,665	—	15,665	—
Excess tax benefits on exercised stock options	—	—	—	—	(234)	—	—	—	—	(234)	—	(234)	—
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(756)	—	—	(756)	—	(756)	—
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	54,642	—	—	54,642	—	54,642	—
Unrealized gain on hedging instruments, net of tax	—	—	—	—	—	—	388	—	—	388	—	388	—
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(130)	—	—	(130)	—	(130)	—
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	(35,079)	—	—	—	—	(35,079)	—	(35,079)	(2,434)
Non-controlling interest dividend	—	—	—	—	—	—	—	—	—	—	(396)	(396)	—
Net income (loss)	—	—	—	—	—	(78,492)	—	—	—	(78,492)	338	(78,154)	(63)

BALANCE, DECEMBER 31, 2012	1,774	$606,468	88,576	$89	$3,299,935	$(1,569,103)	$24,749	7,679	$(184,971)	$2,177,167	$2,282	$2,179,449	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at cost		Total Stockholders’ Equity	Non- controlling Interest	Total Equity
			Number of Shares	$0.001 Par Value
	Number of Shares	Amount						Number of Shares	Value
BALANCE, DECEMBER 31, 2012	1,774	$606,468	88,576	$89	$3,299,935	$(1,569,103)	$24,749	7,679	$(184,971)	$2,177,167	$2,282	$2,179,449
Issuance of common stock under employee compensation plans	—	—	1,090	1	20,714	—	—	—	—	20,715	—	20,715
Preferred stock dividends	—	—	—	—	(21,293)	—	—	—	—	(21,293)	—	(21,293)
Stock-based compensation expense	—	—	—	—	21,210	—	—	—	—	21,210	—	21,210
Excess tax benefits on exercised stock options	—	—	—	—	(1,398)	—	—	—	—	(1,398)	—	(1,398)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	(309)	—	—	(309)	—	(309)
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	(50,166)	—	—	(50,166)	—	(50,166)
Unrealized gain on hedging instruments, net of tax	—	—	—	—	—	—	39	—	—	39	—	39
Non-controlling interest from acquisition	—	—	—	—	—	—	—	—	—	—	1,788	1,788
Non-controlling interest dividend	—	—	—	—	—	—	—	—	—	—	(164)	(164)
Net income (loss)	—	—	—	—	—	(72,709)	—	—	—	(72,709)	976	(71,733)

BALANCE, DECEMBER 31, 2013	1,774	$606,468	89,666	$90	$3,319,168	$(1,641,812)	$(25,687)	7,679	$(184,971)	$2,073,256	$4,882	$2,078,138

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (Continued) (Restated)

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Treasury Stock, at cost		Total Stockholders’ Equity	Non- controlling Interest	Total Equity
			Number of Shares	$0.001 Par Value
	Number of Shares	Amount						Number of Shares	Value
BALANCE, DECEMBER 31, 2013	1,774	$606,468	89,666	$90	$3,319,168	$(1,641,812)	$(25,687)	7,679	$(184,971)	$2,073,256	$4,882	$2,078,138
Issuance of common stock under employee compensation plans	—	—	1,866	2	51,553	—	—	—	—	51,555	—	51,555
Preferred stock dividends	—	—	—	—	(21,293)	—	—	—	—	(21,293)	—	(21,293)
Stock-based compensation expense	—	—	—	—	12,452	—	—	—	—	12,452	—	12,452
Excess tax benefits on exercised stock options	—	—	—	—	(6,208)	—	—	—	—	(6,208)	—	(6,208)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	—	4	—	—	4	—	4
Changes in cumulative translation adjustment, net of tax	—	—	—	—	—	—	(166,448)	—	—	(166,448)	—	(166,448)
Unrealized gain on hedging instruments and marketable securities, net of tax	—	—	—	—	—	—	21	—	—	21	—	21
Non-controlling interest share purchase	—	—	—	—	—	—	—	—	—	—	(766)	(766)
Net income (loss)	—	—	—	—	—	(37,740)	—	—	—	(37,740)	30	(37,710)

BALANCE, DECEMBER 31, 2014	1,774	$606,468	91,532	$92	$3,355,672	$(1,679,552)	$(192,110)	7,679	$(184,971)	$1,905,599	$4,146	$1,909,745

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For The Year Ended December 31,
	2014 (Restated)	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(37,710)	$(71,733)	$(78,217)
Income (loss) from discontinued operations, net of tax	138,318	(16,126)	(33,126)

Loss from continuing operations	(176,028)	(55,607)	(45,091)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	16,233	17,839	21,346
Depreciation and amortization	335,833	374,473	383,900
Non-cash charges for sale of inventories revalued at the date of acquisition	—	2,504	4,681
Non-cash stock-based compensation expense	12,452	21,210	15,665
Tax benefit related to discontinued operations retained by Alere Inc.	9,845	7,882	4,888
Impairment of inventory	3,124	337	290
Impairment of long-lived assets	7,019	5,818	1,037
Impairment of intangible assets	—	686	—
(Gain) loss on disposition of fixed assets	6,545	1,471	(3,134)
Gain on sales of marketable securities	—	—	(751)
Equity earnings of unconsolidated entities, net of tax	(17,509)	(17,443)	(13,245)
Deferred income taxes	(6,982)	(129,687)	(57,909)
Loss on extinguishment of debt	—	35,603	23,235
Loss related to impairment and net gain on dispositions	7,742	5,124	—
Bargain purchase gain	—	(8,023)	—
Other non-cash items	4,965	10,450	7,367
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(689)	(46,672)	(19,810)
Inventories, net	(61,110)	(82,710)	(16,893)
Prepaid expenses and other current assets	(51,998)	(11,310)	(5,360)
Accounts payable	47,851	17,750	(11,672)
Accrued expenses and other current liabilities	63,689	57,158	41,025
Other non-current liabilities	9,150	(20,525)	(39,775)
Cash paid for contingent consideration	(22,077)	(11,660)	(10,317)

Net cash provided by continuing operations	188,055	174,668	279,477
Net cash provided by discontinued operations	43,468	69,232	40,204

Net cash provided by operating activities	231,523	243,900	319,681

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	(5,446)	(31,164)	5,911
Purchases of property, plant and equipment	(100,562)	(99,908)	(109,097)
Proceeds from sale of property, plant and equipment	1,486	3,618	21,646
Cash received from disposition, net of cash divested	45,076	29,000	—
Cash paid for business acquisitions, net of cash acquired	(75)	(176,131)	(419,987)
Cash received from investments	198	—	—
Proceeds from sale of equity investment	9,526	—	—
Cash received from sales of marketable securities	580	41	3,056
Cash received from (paid for) equity method investments	—	29,338	12,707
(Increase) decrease in other assets	986	14,723	(56,355)

Net cash used in continuing operations	(48,231)	(230,483)	(542,119)
Net cash used in discontinued operations	(8,972)	(26,963)	(32,070)

Net cash used in investing activities	(57,203)	(257,446)	(574,189)

Cash Flows from Financing Activities:
Cash paid for financing costs	(1,528)	(9,845)	(10,139)
Cash paid for contingent purchase price consideration	(32,902)	(40,079)	(20,132)
Cash paid for dividends	(21,293)	(21,293)	(21,293)
Proceeds from issuance of common stock, net of issuance costs	51,555	20,863	14,924
Proceeds from issuance of short-term debt	806	—	—
Proceeds from issuance of long-term debt	58	458,962	648,535
Payments on short-term debt	—	—	(6,240)
Payments on long-term debt	(65,122)	(470,557)	(311,312)
Net (payments) proceeds under revolving credit facilities	(42,522)	138,963	14,272
Excess tax benefits on exercised stock options	972	461	504
Principal payments on capital lease obligations	(6,085)	(6,533)	(6,731)
Purchase of non-controlling interest	(623)	(165)	(2,972)
Other	—	(18,953)	(12,267)

Net cash provided by (used in) continuing operations	(116,684)	51,824	287,149
Net cash provided by (used in) discontinued operations	(1,471)	(2,833)	(1,406)

Net cash provided by (used in) financing activities	(118,155)	48,991	285,743

Foreign exchange effect on cash and cash equivalents	(16,312)	(1,871)	(2,064)

Net increase (decrease) in cash and cash equivalents	39,853	33,574	29,171
Cash and cash equivalents, beginning of period – continuing operations	355,431	316,479	287,541
Cash and cash equivalents, beginning of period – discontinued operations	6,477	11,855	11,622

Cash and cash equivalents, end of period	401,761	361,908	328,334
Less: Cash and cash equivalents of discontinued operations, end of period	23,300	6,477	11,855

Cash and cash equivalents of continuing operations, end of period	$378,461	$355,431	$316,479

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

Acquisitions have historically been an important part of our growth strategy. When we acquired businesses, we sought to complement existing products and services, enhance or expand our product lines and/or expand our customer base. We determined what we were willing to pay for each acquisition partially based upon our expectation that we could cost effectively integrate the products and services of the acquired companies into our existing infrastructure. In addition, we utilized existing infrastructure of the acquired companies to cost effectively introduce our products to new geographic areas. All of these factors contributed to the acquisition prices of acquired businesses that were in excess of the fair value of net assets acquired, resulting in goodwill (Note 6).

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

(2)  Restatement and Revision of Previously Reported Consolidated Financial Statements

In connection with the preparation of our consolidated financial statements for the three months ended March 31, 2015, we determined that, in 2014, we had incorrectly accounted for income taxes associated with two divestitures. We determined that, for the three months ended December 31, 2014, we incorrectly accounted for the deferred taxes related to the divestiture of our health management business. The adjustment to correct this error resulted in a decrease to deferred tax assets and to income from discontinued operations of $30.3 million. In addition, for the three months ended September 30, 2014, we incorrectly accounted for deferred taxes in connection with the ACS Companies divestiture. The adjustment to correct this error resulted in an increase to deferred tax

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement and Revision of Previously Reported Consolidated Financial Statements (Continued)

liabilities of $7.0 million, an increase in income taxes payable of $0.3 million and a decrease in income from discontinued operations of $7.3 million. In the quarter ended December 31, 2014 we recorded a $2.1 million adjustment to decrease income from discontinued operations.

The impact of these errors was determined to be material to our fiscal year 2014 consolidated financial statements and, accordingly, we have restated our consolidated financial statements and related footnotes for the year ended December 31, 2014 and for the three months ended September 30, 2014. We also corrected additional errors in the three months ended September 30 and December 31, 2014 as part of these restatements to correct out-of-period adjustments that were previously determined to be immaterial. In the three months ended September 30, 2014, we recorded a $3.4 million adjustment to increase the provision for income taxes and increase income taxes payable related to an audit settlement. For the three months ended December 31, 2014, we recorded a $5.6 million adjustment to increase the provision for income taxes and increase income taxes payable related to a non-creditable withholding tax on an intercompany dividend. In addition to these adjustments, we are correcting certain other out-of-period adjustments for the three months ended September 30 and December 31, 2014. Those adjustments, in the aggregate, increased the provision for income taxes by $2.9 million and increase the loss from continuing operations before provision (benefit) for income taxes by an additional $0.1 million for the three months ended December 31, 2014. Those adjustments, in the aggregate, increased the provision for income taxes by $0.1 million and decreased loss from continuing operations before provision (benefit) for income taxes by $1.3 million for the three months ended September 30, 2014.

In connection with those restatements, we corrected additional errors in 2012, 2013 and 2014 and in each of the three-month periods ended in 2013 and in each of the three-month periods ended March 31, 2014 and June 30, 2014. We concluded that the correction of these errors was not material individually, or in the aggregate, to our previously issued financial statements. Accordingly, we have revised our consolidated financial statements and related footnotes for the years ended December 31, 2012 and 2013 and for each of the three-month periods ended March 31, 2014 and June 30, 2014 and each of the three-month periods ended in 2013. The adjustments in these periods are all corrections to out-of-period adjustments. The adjustments recorded in connection with the revisions include:

•	A $4.6 million decrease in general and administrative expense related to our contingent consideration obligations in the three months ended March 31, 2014.

•	A $4.2 million adjustment to reverse the benefit from certain foreign tax credits, which decreased the benefit for income taxes in the three months ended March 31, 2014.

•

Additional adjustments to the three months ended March 31, 2014 and June 30, 2014 that, in the aggregate, decreased the loss from continuing operations before provision (benefit) for income taxes by $2.6 million and increased the benefit for income taxes by $0.7 million.

•	A $4.6 million increase in general and administrative expense related to our contingent consideration obligations in the three months ended December 31, 2013.

•

A $4.2 million adjustment to record the benefit from certain foreign tax credits, which increased the benefit from income taxes in the three months ended December 31, 2013, the period in which this adjustment originated.

•	A $4.0 million adjustment to record additional income taxes payable related to various foreign subsidiaries in the three months ended December 31, 2013, which decreased the benefit from income taxes.

•	A $5.4 million adjustment to reverse a valuation allowance against state deferred tax assets in the three months ended December 31, 2013, which increased the benefit from income taxes by $5.4 million.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement and Revision of Previously Reported Consolidated Financial Statements (Continued)

•

Additional adjustments to the three-month periods ended March 31, June 30, September 30 and December 31, 2013 that, in the aggregate for the year, increased the loss from continuing operations before provision (benefit) for income taxes by $4.2 million and increased the benefit from income taxes by $1.3 million.

•	A $39.6 million adjustment to increase accrued expenses and other current liabilities and decrease liabilities related to assets held for sale as of December 31, 2013.

•	A $15.0 million adjustment to increase short-term debt and current portion of long-term debt and decrease long-term debt, net of current portion as of December 31, 2013.

•	A $8.7 million adjustment to increase assets held for sale and decrease goodwill as of December 31, 2014.

•

A $5.4 million adjustment to record a valuation allowance against state deferred tax assets which decreased the benefit from income taxes in the year ended December 31, 2012, the period in which this adjustment originated.

•

Additional adjustments to the year ended December 31, 2012 that, in the aggregate, decreased the loss from continuing operations before provision (benefit) for income taxes by $1.2 million and increased the benefit from income taxes by $4.4 million.

Adjustments recorded in periods prior to December 31, 2011 had the cumulative effect of increasing the opening 2012 accumulated deficit by $3.8 million. In addition, we corrected the disclosure of cash paid for interest for the year ended December 31, 2014 from $102.3 million, as previously reported, to $192.1 million.

The following schedules reconcile the amounts as previously reported in the applicable financial statement to the corresponding restated or revised amounts:

	Year Ended December 31, 2014
Restated Consolidated Statement of Operations (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Restatement Adjustment	As Restated
Net product sales	$2,033,651	$2,015	$2,035,666
Net product sales and services revenue	$2,565,639	$2,015	$2,567,654
Net revenue	$2,586,689	$2,015	$2,588,704
Cost of net product sales	$1,070,268	$(846)	$1,069,422
Cost of service revenue	$288,925	$5,828	$294,753
Cost of net product sales and services revenue	$1,359,193	$4,982	$1,364,175
Cost of net revenue	$1,364,785	$4,982	$1,369,767
Gross profit	$1,221,904	$(2,967)	$1,218,937
General and administrative	$462,108	$(8,120)	$453,988
Operating income	$93,425	$5,153	$98,578
Other income (expense), net	$(2,733)	$2,002	$(731)
Loss from continuing operations before benefit for income taxes	$(118,499)	$7,155	$(111,344)
Provision for income taxes	$67,022	$15,171	$82,193

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement and Revision of Previously Reported Consolidated Financial Statements (Continued)

	Year Ended December 31, 2014
Restated Consolidated Statement of Operations (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Restatement Adjustment	As Restated
Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	$(185,521)	$(8,016)	$(193,537)
Loss from continuing operations	$(168,012)	$(8,016)	$(176,028)
Net income from discontinued operations, net of tax	$177,960	$(39,642)	$138,318
Net income (loss)	$9,948	$(47,658)	$(37,710)
Net income (loss) attributable to Alere Inc. and Subsidiaries	$9,918	$(47,658)	$(37,740)
Net loss available to common stockholders	$(11,375)	$(47,658)	$(59,033)
Basic and diluted net income (loss) per common share: Loss from continuing operations	$(2.28)	$(0.10)	$(2.38)
Income from discontinued operations	$2.14	$(0.47)	$1.67
Basic and diluted net income (loss) per common share: Net income (loss) per common share	$(0.14)	$(0.57)	$(0.71)

	Year Ended December 31, 2013
Revised Consolidated Statement of Operations (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Revision Adjustment	As Revised
Net product sales	$2,058,534	$(2,015)	$2,056,519
Services revenue	$534,099	$(1,483)	$532,616
Net product sales and services revenue	$2,592,633	$(3,498)	$2,589,135
Net revenue	$2,619,862	$(3,498)	$2,616,364
Cost of net product sales	$1,017,632	$(131)	$1,017,501
Cost of service revenue	$272,089	$1,956	$274,045
Cost of net product sales and services revenue	$1,289,721	$1,825	$1,291,546
Cost of net revenue	$1,297,484	$1,825	$1,299,309
Gross profit	$1,322,378	$(5,323)	$1,317,055
General and administrative	$431,666	$3,533	$435,199
Operating income	$160,398	$(8,856)	$151,542
Loss from continuing operations before benefit for income taxes	$(106,208)	$(8,856)	$(115,064)
Benefit for income taxes	$(35,167)	$(6,847)	$(42,014)
Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	$(71,041)	$(2,009)	$(73,050)
Loss from continuing operations	$(53,598)	$(2,009)	$(55,607)
Loss from discontinued operations, net of tax	$(16,680)	$554	$(16,126)
Net loss	$(70,278)	$(1,455)	$(71,733)
Net loss attributable to Alere Inc. and Subsidiaries	$(71,254)	$(1,455)	$(72,709)
Net loss available to common stockholders	$(92,547)	$(1,455)	$(94,002)
Basic and diluted loss per common share: Loss from continuing operations	$(0.92)	$(0.03)	$(0.95)
Loss from discontinued operations	$(0.21)	$0.01	$(0.20)
Basic and diluted loss per common share: Net loss per common share	$(1.13)	$(0.02)	$(1.15)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement and Revision of Previously Reported Consolidated Financial Statements (Continued)

	Year Ended December 31, 2012
Revised Consolidated Statement of Operations (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Revision Adjustment	As Revised
Services revenue	$464,637	$1,245	$465,882
Net product sales and services revenue	$2,364,550	$1,245	$2,365,795
Net revenue	$2,393,126	$1,245	$2,394,371
Cost of net product sales	$920,385	$232	$920,617
Cost of service revenue	$221,228	$(718)	$220,510
Cost of net product sales and services revenue	$1,141,613	$(486)	$1,141,127
Cost of net revenue	$1,148,967	$(486)	$1,148,481
Gross profit	$1,244,159	$1,731	$1,245,890
Sales and marketing	$556,724	$(130)	$556,594
General and administrative	$348,817	$(1,438)	$347,379
Operating income	$156,883	$3,299	$160,182
Loss from continuing operations before benefit for income taxes	$(72,377)	$3,299	$(69,078)
Benefit for income taxes	$(12,880)	$2,138	$(10,742)
Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	$(59,497)	$1,161	$(58,336)
Loss from continuing operations	$(46,252)	$1,161	$(45,091)
Net loss from discontinued operations, net of tax	$(31,655)	$(1,471)	$(33,126)
Net loss	$(77,907)	$(310)	$(78,217)
Net loss attributable to Alere Inc. and Subsidiaries	$(78,182)	$(310)	$(78,492)
Net loss available to common stockholders	$(99,475)	$(310)	$(99,785)
Basic and diluted net loss per common share: Loss from continuing operations	$(0.85)	$0.02	$(0.83)
Loss from discontinued operations	$(0.38)	$(0.03)	$(0.41)
Basic and diluted net loss per common share: Net loss per common share	$(1.23)	$(0.01)	$(1.24)

	Year Ended December 31, 2014
Restated Consolidated Statement of Comprehensive Loss (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Restatement Adjustment	As Restated
Net income (loss)	$9,948	$(47,658)	$(37,710)
Comprehensive loss	$(156,475)	$(47,658)	$(204,133)
Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(156,505)	$(47,658)	$(204,163)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement and Revision of Previously Reported Consolidated Financial Statements (Continued)

	Year Ended December 31, 2013
Revised Consolidated Statement of Comprehensive Loss (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Revision Adjustment	As Revised
Net loss	$(70,278)	$(1,455)	$(71,733)
Comprehensive loss	$(120,714)	$(1,455)	$(122,169)
Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(121,690)	$(1,455)	$(123,145)

	Year Ended December 31, 2012
Revised Consolidated Statement of Comprehensive Loss (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Revision Adjustment	As Revised
Net loss	$(77,907)	$(310)	$(78,217)
Comprehensive loss	$(23,763)	$(310)	$(24,073)
Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(24,038)	$(310)	$(24,348)

	As of December 31, 2014
Restated Consolidated Balance Sheet (In thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Restatement Adjustment	As Restated
Deferred tax assets	$146,812	$(34,239)	$112,573
Prepaid expenses and other current assets	$131,554	$859	$132,413
Assets held for sale	$306,865	$8,650	$315,515
Total current assets	$1,832,793	$(24,730)	$1,808,063
Property, plant and equipment	$456,767	$(3,197)	$453,570
Goodwill	$2,936,581	$(9,915)	$2,926,666
Deferred tax assets	$9,812	$(1,243)	$8,569
Total assets	$6,718,041	$(39,085)	$6,678,956
Accrued expenses and other current liabilities	$365,954	$9,540	$375,494
Liabilities related to assets held for sale	$70,752	$8,091	$78,843
Total current liabilities	$743,414	$17,631	$761,045
Deferred tax liabilities	$215,274	$(635)	$214,639
Other long-term liabilities	$164,925	$(3,343)	$161,582
Total long-term liabilities	$4,012,144	$(3,978)	$4,008,166
Accumulated deficit	$(1,625,939)	$(53,613)	$(1,679,552)
Accumulated other comprehensive loss	$(192,985)	$875	$(192,110)
Total stockholders’ equity	$1,958,337	$(52,738)	$1,905,599
Total equity	$1,962,483	$(52,738)	$1,909,745
Total liabilities and equity	$6,718,041	$(39,085)	$6,678,956

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement and Revision of Previously Reported Consolidated Financial Statements (Continued)

	As of December 31, 2013
Revised Consolidated Balance Sheet (In thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Revision Adjustment	As Revised
Accounts receivable, net of allowances	$489,392	$(2,015)	$487,377
Inventories, net	$362,167	$3,100	$365,267
Deferred tax assets	$48,085	$773	$48,858
Prepaid expenses and other current assets	$123,598	$2,047	$125,645
Assets held for sale	$371,291	$9,192	$380,483
Total current assets	$1,754,280	$13,097	$1,767,377
Property, plant and equipment	$468,232	$(1,735)	$466,497
Goodwill	$3,016,518	$(9,521)	$3,006,997
Deferred tax assets	$7,959	$(570)	$7,389
Total assets	$7,060,814	$1,271	$7,062,085
Short-term debt and current portion of long-term debt	$49,112	$15,000	$64,112
Accounts payable	$179,565	$2,077	$181,642
Accrued expenses and other current liabilities	$341,076	$40,818	$381,894
Liabilities related to assets held for sale	$172,799	$(39,557)	$133,242
Total current liabilities	$748,514	$18,338	$766,852
Long-term debt, net of current portion	$3,772,788	$(15,000)	$3,757,788
Deferred tax liabilities	$293,370	$(8,336)	$285,034
Other long-term liabilities	$150,081	$10,950	$161,031
Total long-term liabilities	$4,229,481	$(12,386)	$4,217,095
Accumulated deficit	$(1,636,256)	$(5,556)	$(1,641,812)
Accumulated other comprehensive loss	$(26,562)	$875	$(25,687)
Total stockholders’ equity	$2,077,937	$(4,681)	$2,073,256
Total equity	$2,082,819	$(4,681)	$2,078,138
Total liabilities and equity	$7,060,814	$1,271	$7,062,085

Revised Consolidated Statement of Equity (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Adjustment	As Revised
Accumulated deficit, Balance at December 31, 2011	$(1,486,791)	$(3,820)	$(1,490,611)
Net loss	$(78,182)	$(310)	$(78,492)
Accumulated deficit, Balance at December 31, 2012	$(1,564,973)	$(4,130)	$(1,569,103)
Total stockholders’ equity, Balance at December 31, 2011	$2,229,234	$(2,945)	$2,226,289
Net loss	$(78,182)	$(310)	$(78,492)
Total stockholders’ equity, Balance at December 31, 2012	$2,180,422	$(3,255)	$2,177,167
Total equity, Balance at December 31, 2011	$2,234,071	$(2,945)	$2,231,126
Net loss	$(78,182)	$(310)	$(78,492)
Total equity, Balance at December 31, 2012	$2,182,704	$(3,255)	$2,179,449

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement and Revision of Previously Reported Consolidated Financial Statements (Continued)

Revised Consolidated Statement of Equity (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Adjustment	As Revised
Accumulated deficit, Balance at December 31, 2012	$(1,564,973)	$(4,130)	$(1,569,103)
Net loss	$(71,254)	$(1,455)	$(72,709)
Accumulated deficit, Balance at December 31, 2013	$(1,636,256)	$(5,556)	$(1,641,812)
Total stockholders’ equity, Balance at December 31, 2012	$2,180,422	$(3,255)	$2,177,167
Net loss	$(71,254)	$(1,455)	$(72,709)
Total stockholders’ equity, Balance at December 31, 2013	$2,077,937	$(4,681)	$2,073,256
Total equity, Balance at December 31, 2012	$2,182,704	$(3,255)	$2,179,449
Net loss	$(70,278)	$(1,455)	$(71,733)
Total equity, Balance at December 31, 2013	$2,082,819	$(4,681)	$2,078,138

Restated Consolidated Statement of Equity (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Adjustment	As Restated
Accumulated deficit, Balance at December 31, 2013	$(1,636,256)	$(5,556)	$(1,641,812)
Net income (loss)	$9,948	$(47,658)	$(37,710)
Accumulated deficit, Balance at December 31, 2014	$(1,625,939)	$(53,613)	$(1,679,552)
Total stockholders’ equity, Balance at December 31, 2013	$2,077,937	$(4,681)	$2,073,256
Net income (loss)	$9,948	$(47,658)	$(37,710)
Total stockholders’ equity, Balance at December 31, 2014	$1,958,337	$(52,738)	$1,905,599
Total equity, Balance at December 31, 2013	$2,082,819	$(4,681)	$2,078,138
Net income (loss)	$9,948	$(47,658)	$(37,710)
Total equity, Balance at December 31, 2014	$1,962,483	$(52,738)	$1,909,745

	Year Ended December 31, 2014
Restated Consolidated Statement of Cash Flows (In thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Restatement Adjustment	As Restated
Net income (loss)	$9,948	$(47,658)	$(37,710)
Income from discontinued operations, net of tax	$177,960	$(39,642)	$138,318
Loss from continuing operations	$(168,012)	$(8,016)	$(176,028)
Impairment of long-lived assets	$7,865	$(846)	$7,019
Deferred income taxes	$(11,947)	$4,965	$(6,982)
Accounts receivable, net	$1,326	$(2,015)	$(689)
Prepaid expenses and other current assets	$(47,997)	$(4,001)	$(51,998)
Accrued expenses and other current liabilities	$55,271	$8,418	$63,689
Other non-current liabilities	$9,964	$(814)	$9,150
Purchases of property, plant and equipment	$(102,870)	$2,308	$(100,562)
Net cash used in continuing operations – investing activities	$(50,539)	$2,308	$(48,231)
Net cash used in investing activities	$(59,511)	$2,308	$(57,203)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Restatement and Revision of Previously Reported Consolidated Financial Statements (Continued)

	Year Ended December 31, 2013
Revised Consolidated Statement of Cash Flows (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Revision Adjustment	As Revised
Net loss	$(70,278)	$(1,455)	$(71,733)
Loss from discontinued operations, net of tax	$(16,680)	$554	$(16,126)
Loss from continuing operations	$(53,598)	$(2,009)	$(55,607)
Impairment of long-lived assets	$5,949	$(131)	$5,818
Deferred income taxes	$(117,938)	$(11,749)	$(129,687)
Accounts receivable, net	$(50,170)	$3,498	$(46,672)
Inventories, net	$(79,610)	$(3,100)	$(82,710)
Prepaid expenses and other current assets	$(6,121)	$(5,189)	$(11,310)
Accounts payable	$15,673	$2,077	$17,750
Accrued expenses and other current liabilities	$50,112	$7,046	$57,158
Other non-current liabilities	$(27,443)	$6,918	$(20,525)
Net cash provided by continuing operations – operating activities	$177,319	$(2,651)	$174,668
Net cash provided by discontinued operations – operating activities	$67,470	$1,762	$69,232
Purchases of property, plant and equipment	$(100,797)	$889	$(99,908)
Net cash used in continuing operations – investing	$(231,372)	$889	$(230,483)
Net cash used in investing activities	$(258,335)	$889	$(257,446)

	Year Ended December 31, 2012
Revised Consolidated Statement of Cash Flows (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Revision Adjustment	As Revised
Net loss	$(77,907)	$(310)	$(78,217)
Loss from discontinued operations, net of tax	$(31,655)	$(1,471)	$(33,126)
Loss from continuing operations	$(46,252)	$1,161	$(45,091)
Impairment of long-lived assets	$805	$232	$1,037
Deferred income taxes	$(63,565)	$5,656	$(57,909)
Accounts receivable, net	$(18,327)	$(1,483)	$(19,810)
Accrued expenses and other current liabilities	$43,547	$(2,522)	$41,025
Other non-current liabilities	$(36,730)	$(3,045)	$(39,775)

The Company has also reflected these corrections as applicable in its consolidated financial statements and also in the consolidating financial statements presented in Note 26 Guarantor Financial Information.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)  Discontinued Operations

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

We accounted for our divestiture of the health management business in accordance with ASU No. 2014-08. See Note 4. The following assets and liabilities associated with the health management business have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated balance sheets as of December 31, 2014 and 2013, respectively (in thousands):

	December 31, 2014 (Restated)	December 31, 2013
Assets
Cash and cash equivalents	$23,300	$6,477
Restricted cash	361	2,915
Accounts receivable, net of allowances of $5,882 and $7,497 at December 31, 2014 and 2013, respectively	50,902	59,337
Inventories, net	1,656	2,018
Deferred tax assets – current	6,939	12,604
Prepaid expenses and other current assets	3,857	6,074
Property, plant and equipment, net	57,595	76,932
Goodwill	82,665	86,365
Finite-lived intangible assets, net	82,428	127,185
Deferred tax assets – non-current	3,347	—
Other non-current assets	2,465	576

Total assets held for sale	$315,515	$380,483

Liabilities
Current portion of capital lease obligations	$799	$893
Accounts payable	5,654	7,806
Accrued expenses and other current liabilities	32,822	49,243
Capital lease obligations, net of current portion	365	1,165
Deferred tax liabilities – non-current	27,453	35,879
Other long-term liabilities	11,750	38,256

Total liabilities related to assets held for sale	$78,843	$133,242

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)  Discontinued Operations (Continued)

The following summarized financial information related to the businesses of the ACS Companies and health management business, which were previously included in our patient self-testing reporting segment, has been segregated from continuing operations and has been reported as discontinued operations in our consolidated statements of operations (in thousands):

	For The Years Ended December 31,
	2014 (Restated)	2013	2012
Net revenue	$359,496	$409,579	$425,938
Cost of net revenue	(203,115)	(229,310)	(243,111)
Research and development	—	(1,750)	(1,266)
Sales and marketing	(56,808)	(73,700)	(86,829)
General and administrative	(99,383)	(129,565)	(145,387)
Interest expense	(506)	(310)	(164)
Other income (expense), net	(1,799)	(1,860)	(1,179)

Loss from discontinued operations before provision (benefit) for income taxes	(2,115)	(26,916)	(51,998)
Provision (benefit) for income taxes	(140,433)	(10,790)	(18,872)

Income (loss) from discontinued operations, net of tax	$138,318	$(16,126)	$(33,126)

(4)  Summary of Significant Accounting Policies

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

(b)  Foreign Currencies

In general, the functional currencies of our foreign subsidiaries are the local currencies. For the purpose of consolidating the financial statements of our foreign subsidiaries, all assets and liabilities of the foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date, while the stockholders’ equity accounts are translated at historical exchange rates. Translation gains and losses that result from the conversion of the balance sheets of the foreign subsidiaries into U.S. dollars are recorded to cumulative translation adjustment, which is a component of accumulated other comprehensive income (loss) (Note 16) within stockholders’ equity. The revenue and expenses of our foreign subsidiaries are translated using the average of the rates of exchange in effect during each fiscal month.

Net realized and unrealized foreign currency exchange transaction losses of $12.8 million, $4.0 million and $7.9 million during 2014, 2013 and 2012, respectively, are included as a component of other income (expense), net in the accompanying consolidated statements of operations.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Summary of Significant Accounting Policies (Continued)

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

(g)  Property, Plant and Equipment

We record property, plant and equipment at historical cost or, in the case of a business combination, at fair value on the date of the business combination. Depreciation is computed using the straight-line method based on the following estimated useful lives of the related assets: machinery, laboratory equipment and tooling, 1-15 years; buildings, 7-61 years; leasehold improvements, lesser of the remaining term of the lease or estimated useful life of the asset; computer software and equipment, 1-10 years and furniture and fixtures, 2-16 years. Land is not depreciated. Depreciation expense related to property, plant and equipment amounted to $97.5 million, $94.2 million and $84.5 million in 2014, 2013 and 2012, respectively. Fully-depreciated property, plant and equipment that are still in use remain on the books until disposal or retirement. When property, plant and equipment are retired or disposed of, the cost and respective accumulated depreciation are removed from the books. Any gain or loss on disposal is recorded in the income statement. Expenditures for repairs and maintenance are expensed as incurred.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Summary of Significant Accounting Policies (Continued)

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Summary of Significant Accounting Policies (Continued)

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

The Step 1 impairment test indicated the estimated fair value of the professional diagnostics, patient self-testing and consumer diagnostics reporting units exceeded the carrying value of their reporting unit’s net assets as follows: by $2.2 billion, $515.6 million and $86.8 million, respectively, or 42.4%, 162.1% and 38.0%, respectively.

As discussed in Note 3, our health management business met the criteria for assets held for sale as of December 31, 2014 and the sale was subsequently completed on January 9, 2015. Accordingly, we performed a Step 1 impairment test on the goodwill remaining in the patient self-testing reporting unit at December 31, 2014. The Step 1 impairment test indicated that the estimated fair value of the remaining patient self-testing reporting unit exceeded the carrying value of the reporting unit’s net assets by 67%.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Summary of Significant Accounting Policies (Continued)

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

The Step 1 impairment test indicated the estimated fair value of the professional diagnostics, patient self-testing and consumer diagnostics reporting units exceeded the carrying value of their reporting unit’s net assets as follows: by $1.6 billion, $34.7 million and $92.7 million, respectively, or 30.3%, 8.5% and 45.5%, respectively.

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

The Step 1 impairment test indicated the estimated fair value of the professional diagnostics, patient self-testing and consumer diagnostics reporting units exceeded the carrying value of their reporting unit’s net assets as follows: by $399.2 million, $45.2 million and $53.9 million, respectively, or 7.9%, 10.2% and 27.2%, respectively.

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

(4)  Summary of Significant Accounting Policies (Continued)

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Summary of Significant Accounting Policies (Continued)

During 2014, 2013 and 2012, we expensed acquisition-related costs of $0.9 million, $3.1 million and $9.7 million, respectively, in general and administrative expense.

(l)  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized in the future (Note 17).

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Summary of Significant Accounting Policies (Continued)

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Summary of Significant Accounting Policies (Continued)

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

(4)  Summary of Significant Accounting Policies (Continued)

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

(4)  Summary of Significant Accounting Policies (Continued)

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

Recently Adopted Standards

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 requires that only disposals representing a strategic shift in operations which has a major effect on the organization’s operations and financial results, such as a disposal of a major geographic area, a major line of business, or a major equity method investment, should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. ASU 2014-08 is effective in the first quarter of 2015 with early adoption permitted. Effective October 1, 2014, we adopted ASU 2014-08. As a result of our early adoption of this standard, we reported our divestiture of BioNote, Inc., or BioNote, as a gain on disposition within operating income from continuing operations. See Note 3 and Note 24.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)  Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets consist of (in thousands):

	December 31,
	2014 (Restated)	2013
Inventories, net:
Raw materials	$122,886	$121,671
Work-in-process	82,724	79,559
Finished goods	159,555	164,037

	$365,165	$365,267

Property, plant and equipment, net:
Machinery, laboratory equipment and tooling	$431,255	$418,416
Land and buildings	172,773	182,547
Leasehold improvements	55,788	53,488
Computer software and equipment	154,566	127,011
Furniture and fixtures	35,656	31,539

	850,038	813,001
Less: Accumulated depreciation	(396,468)	(346,504)

	$453,570	$466,497

Accrued expenses and other current liabilities:
Compensation and compensation-related	$88,546	$87,437
Royalty obligations	23,072	25,321
Deferred revenue	22,479	20,686
Income taxes payable and deferred tax liabilities	32,922	25,088
Other taxes payable	31,491	18,185
Acquisition-related obligations	69,779	95,759
Other	107,205	109,418

	$375,494	$381,894

(6)   Business Combinations

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)   Business Combinations (Continued)

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

(6)   Business Combinations (Continued)

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

(6)   Business Combinations (Continued)

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)   Business Combinations (Continued)

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

(6)   Business Combinations (Continued)

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  Goodwill and Other Intangible Assets

The following is a summary of goodwill and other intangible assets as of December 31, 2014 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization and Impairment Losses	Net Carrying Value	Weighted- average Useful Life
Amortized intangible assets:
Core technology and patents	$969,993	$417,119	$552,874	15.2 years

Other intangible assets:
Supplier relationships	17,975	16,188	1,787	9.2 years
Trademarks and trade names	256,014	161,945	94,069	11.0 years
License agreements	11,670	11,511	159	6.8 years
Customer relationships	1,504,078	930,533	573,545	16.6 years
Manufacturing know-how	21,540	11,595	9,945	8.9 years
Other	108,792	64,727	44,065	8.7 years

Total other intangible assets	1,920,069	1,196,499	723,570

Total intangible assets with finite lives	$2,890,062	$1,613,618	$1,276,444

Intangible assets with indefinite lives:
Goodwill	$2,926,666
Other intangible assets(1)	43,651

Total intangible assets with indefinite lives	$2,970,317

(1)	Primarily includes in-process research and development assets recorded in connection with certain acquisitions.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  Goodwill and Other Intangible Assets (Continued)

The following is a summary of goodwill and other intangible assets as of December 31, 2013 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization and Impairment Losses	Net Carrying Value	Weighted- average Useful Life
Amortized intangible assets:
Core technology and patents	$990,911	$348,394	$642,517	15.4 years

Other intangible assets:
Supplier relationships	18,388	16,087	2,301	9.3 years
Trademarks and trade names	260,900	137,918	122,982	11.0 years
License agreements	11,584	11,323	261	6.8 years
Customer relationships	1,546,281	824,447	721,834	16.6 years
Manufacturing know-how	17,349	10,684	6,665	10.8 years
Other	121,393	60,527	60,866	8.8 years

Total other intangible assets	1,975,895	1,060,986	914,909

Total intangible assets with finite lives	$2,966,806	$1,409,380	$1,557,426

Intangible assets with indefinite lives:
Goodwill	$3,006,997
Other intangible assets(1)	56,702

Total intangible assets with indefinite lives	$3,063,699

(1)	Primarily includes in-process research and development assets recorded in connection with certain acquisitions.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  Goodwill and Other Intangible Assets (Continued)

During the fourth quarter, we perform our annual impairment tests of the carrying value of our goodwill by reporting unit. For further discussion see Note 4(h).

Goodwill amounts for our professional diagnostics, patient self-testing and consumer diagnostics reporting units are summarized as follows (in thousands):

	Professional Diagnostics	Patient Self- testing	Consumer Diagnostics	Total
Goodwill at December 31, 2012(1)	$2,867,422	$34,363	$57,125	$2,958,910
Acquisitions(2)	88,613	(3,551)	—	85,062
Dispositions(3)	(14,786)	—	—	(14,786)
Other(4)	(25,832)	2,733	910	(22,189)

Goodwill at December 31, 2013	$2,915,417	$33,545	$58,035	$3,006,997
Acquisitions(2)	(546)	(25)	—	(571)
Dispositions(3)	(16,517)	—	—	(16,517)
Other(4)	(59,549)	(650)	(3,044)	(63,243)

Goodwill at December 31, 2014 (Restated)	$2,838,805	$32,870	$54,991	$2,926,666

(1)	The December 31, 2012 balance for the patient self-testing reporting unit reflects an allocation of goodwill related to our condition management, case management, wellbeing, wellness, and women’s and children’s health businesses, or collective, our health management business, which was held for sale at this date.

(2)	Includes initial purchase price allocation, purchase accounting adjustments recorded to the acquired entities’ opening balance sheet and additional payments made for earn-outs and milestones achieved.

(3)	Reflects write-off related to the dispositions of Spinreact in 2013 and BioNote in 2014.

(4)	These amounts relate primarily to adjustments resulting from fluctuations in foreign currency exchange rates.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  Long-term Debt

We had the following long-term debt balances outstanding (in thousands) as of December 31, 2014 and December 31, 2013, respectively:

	December 31, 2014 (Restated)	December 31, 2013
A term loans(1)(2)	$785,938	$832,188
B term loans(1)(3)	1,330,810	1,344,238
Revolving line of credit(1)	127,000	170,000
7.25% Senior notes	450,000	450,000
6.5% Senior subordinated notes	425,000	425,000
8.625% Senior subordinated notes	400,000	400,000
3% Convertible senior subordinated notes	150,000	150,000
Other lines of credit	684	355
Other	40,828	50,119

	3,710,260	3,821,900
Less: Short-term debt and current portion	(88,875)	(64,112)

	$3,621,385	$3,757,788

(1)	Incurred under our secured credit facility.

(2)	Includes “A” term loans and “Delayed Draw” term loans under our secured credit facility.

(3)	Includes term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans under our secured credit facility, which term loans have been converted into and consolidated with the “B” term loans under our secured credit facility.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our accompanying consolidated statements of operations for 2014, 2013 and 2012, respectively, as follows (in thousands):

	2014 (Restated)	2013		2012
Secured credit facility(1)	$99,399	$104,159		$104,916
7.25% Senior notes	34,098	33,906		1,994
7.875% Senior notes	—	137	(2)	44,994	(3)
6.5% Senior subordinated notes	29,057	17,384		—
8.625% Senior subordinated notes	37,092	37,093		37,096
9% Senior subordinated notes	—	54,043	(4)	41,474
3% Convertible senior subordinated notes	4,984	4,984		4,984

	$204,630	$251,706		$235,458

(1)	Includes “A” term loans, including the “Delayed-Draw” term loans; “B” term loans, including the term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans, which term loans have been converted into and consolidated with the “B” term loans; and revolving line of credit loans. For 2014, 2013 and 2012, the amounts include $1.5 million, $2.6 million and $5.0 million, respectively, related to the amortization of fees paid for certain debt modifications.

(2)	Amount includes an approximate $0.2 million loss recorded in connection with the repurchase of our 7.875% senior notes.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  Long-term Debt (Continued)

(3)	Amount includes an approximate $23.2 million loss recorded in connection with the repurchase of substantially all of our 7.875% senior notes. Included in the $23.2 million is a $12.3 million make-whole payment which has been classified within cash flow from financing activities in our consolidated statement of cash flows.

(4)	Amount includes an approximate $35.6 million loss recorded in connection with the repurchase of our 9% senior subordinated notes. Included in the $35.6 million is $19.0 million related to tender offer consideration and call premium which has been classified within cash flow from financing activities in our consolidated statement of cash flows.

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

We must repay the “A” term loans (excluding the “Delayed Draw” term loans) in eighteen consecutive quarterly installments, which began on December 31, 2011 and continue through March 31, 2016, in the amount of $7,812,500 each and a final installment on June 30, 2016, in the amount of $484,375,000. We must repay the “Delayed-Draw” term loans included within the “A” term loans in fifteen consecutive quarterly installments, which began on September 30, 2012, and continue through March 31, 2016, in the amount of $3,750,000 each and a final installment on June 30, 2016, in the amount of $243,750,000. We must repay the “B” term loans (including the amounts thereof converted from the previously outstanding “Incremental B-1” term loans and “Incremental B-2” term loans as described above) in twenty-two consecutive quarterly installments, which began on

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  Long-term Debt (Continued)

December 31, 2011 and continue through March 31, 2017, each remaining payment in the amount of $3,437,500 with a final installment due on June 30, 2017 in the amount of $1,301,000,000. We have paid in full all installments of all term loans due on or before December 31, 2014. We may repay any borrowings under the revolving line of credit at any time without premium or penalty, but we must repay all such borrowings in no event later than June 30, 2016. Notwithstanding the foregoing, and subject to certain exceptions provided for in the Credit Agreement, in the event that any of our existing 3% convertible senior subordinated notes remain outstanding on November 15, 2015, then all of the term loans and revolving credit loans under the secured credit facility shall instead mature in full on such prior date.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  Long-term Debt (Continued)

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  Long-term Debt (Continued)

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

The 7.25% senior notes are our senior unsecured obligations and are equal in right of payment to all of our existing and future senior debt, including our borrowings under our secured credit facility. Our obligations under the 7.25% senior notes and the 7.25% Indenture are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are equal in right of payment to all of their existing and future senior debt. See Note 26 for guarantor financial information.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  Long-term Debt (Continued)

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

(8)  Long-term Debt (Continued)

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

The 6.5% senior subordinated notes are our senior subordinated unsecured obligations, are subordinated in right of payment to all of our existing and future senior debt, including our borrowings under our secured credit facility and our 7.25% senior notes, and are equal in right of payment with our 8.625% senior subordinated notes and our 3% convertible senior subordinated notes. Our obligations under the 6.5% senior subordinated notes and the 6.5% Indenture are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt. See Note 26 for guarantor financial information.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  Long-term Debt (Continued)

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

The 8.625% senior subordinated notes are our senior subordinated unsecured obligations, are subordinated in right of payment to all of our existing and future senior debt, including our borrowings under our secured credit facility and our 7.25% senior notes, and equal in right of payment with our 6.5% senior subordinated notes and our 3% convertible senior subordinated notes. Our obligations under the 8.625% senior subordinated notes and the 8.625% Indenture are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated unsecured basis by certain of our domestic subsidiaries, and the obligations of such domestic subsidiaries under their guarantees are subordinated in right of payment to all of their existing and future senior debt. See Note 26 for guarantor financial information.

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  Long-term Debt (Continued)

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  Long-term Debt (Continued)

(j)  Maturities of Long-Term Debt

The following is a summary of the maturities of long-term debt, including the current portions thereof, outstanding on December 31, 2014 (in thousands):

2015	$88,875
2016	1,038,257
2017	1,305,272
2018	850,822
2019	790
Thereafter	427,371

3,711,387
Less: Original issue discounts	(1,127)

$3,710,260

(9)  Fair Value Measurements

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

(9)  Fair Value Measurements (Continued)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$259	$259	$—	$—

Total assets	$259	$259	$—	$—

Liabilities:
Contingent consideration obligations(1)	$139,671	$—	$—	$139,671

Total liabilities	$139,671	$—	$—	$139,671

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$858	$858	$—	$—

Total assets	$858	$858	$—	$—

Liabilities:
Contingent consideration obligations(1)	$218,569	$—	$—	$218,569

Total liabilities	$218,569	$—	$—	$218,569

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations. See Note 12 for additional information on the valuation of our contingent consideration obligations.

Changes in the fair value of our Level 3 contingent consideration obligations during the year ended December 31, 2014 were as follows (in thousands):

Fair value of contingent consideration obligations, December 31, 2013	$218,569
Payments	(60,019)
Present value accretion and adjustments (Restated)	7,677
Reversal of Method Factory Inc., now known as ACS obligation(1)	(26,321)
Foreign currency adjustments	(235)

Fair value of contingent consideration obligations, December 31, 2014 (Restated)	$139,671

(1)	ACS was divested in October 2014 and, in connection with this transaction, the contingent consideration obligation was terminated. See Note 12.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(9)  Fair Value Measurements (Continued)

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

(10)  Capital Leases

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

(11)  Postretirement Benefit Plans

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

The net amounts recognized in the accompanying consolidated balance sheets are shown in long-term liabilities and were $4.4 million and $4.3 million, respectively, for years ended December 31, 2014 and 2013.

The following represents the amounts recognized in other comprehensive income (loss) for the year ended December 31, 2014 (in thousands):

Amortization of net loss	(267)
Amortization of prior service cost	(438)
New actuarial loss	(1,423)
Foreign exchange impact	2,230

Total	$102

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)  Postretirement Benefit Plans (Continued)

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11)  Postretirement Benefit Plans (Continued)

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)  Commitments and Contingencies

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

(12)  Commitments and Contingencies (Continued)

The following table summarizes our contractual contingent purchase price consideration obligations related to certain of our acquisitions, as follows (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of December 31, 2014		Remaining Earn-out Period as of December 31, 2014		Estimated Fair Value as of December 31, 2014	Estimated Fair Value as of December 31, 2013	Payments Made During 2014
TwistDx, Inc.(1)	March 11, 2010	$35,600	$108,624		2015 – 2025	(10)	$41,100	$45,502	$15,403
Ionian Technologies, Inc.(2)	July 12, 2010	$24,500	$50,000		2015		24,500	29,000	7,500
Laboratory Data Systems, Inc.(3)	August 29, 2011	$13,000	$—		—		—	7,400	7,500
Forensics Limited (ROAR)(4)	September 22, 2011	$5,463	$—		—		—	2,484	3,398
ACS(5)	December 9, 2011	$18,900	$—	(11)	—		—	26,900	579
MedApps(6)	July 2, 2012	$13,100	$—		—		—	12,800	11,600
Amedica Biotech, Inc.(7)	July 3, 2012	$8,900	$—		—		—	7,500	8,055
DiagnosisOne, Inc.(8)	July 31, 2012	$22,300	$30,000		2015 – 2017		21,000	26,600	3,000
Epocal(9)	February 1, 2013	$75,000	$65,500		2015 – 2018		47,200	47,200	—
Other	Various	$43,854	$1,600		2015 – 2016		5,871	13,183	2,984

							$139,671	$218,569	$60,019

(1)	The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and product development targets through 2025.
(2)	The terms of the acquisition agreement require us to pay earn-outs upon successfully meeting multiple product development milestones during the five years following the acquisition.
(3)	The terms of the acquisition agreement required us to pay an earn-out upon successfully meeting certain revenue and operating income targets during each of the twelve-month periods ending June 30, 2012 and 2013.
(4)	The terms of the acquisition agreement required us to pay an earn-out upon successfully meeting certain EBITDA targets during 2012 through 2014.
(5)	The terms of the acquisition agreement required us to pay an earn-out upon successfully meeting certain operational and profit targets during 2012 through 2019. See also (11).
(6)	The terms of the acquisition agreement required us to make earn-out payments upon achievement of certain technological and product development milestones through December 31, 2014.
(7)	The terms of the acquisition agreement required us to make earn-out payments upon successfully meeting certain financial targets during each of the calendar years 2012 and 2013.
(8)	The terms of the acquisition agreement require us to pay earn-outs upon successfully meeting certain financial targets within five years of the acquisition date.
(9)	The terms of the acquisition agreement require us to pay earn-outs and management incentive payments upon successfully meeting certain product development and United States Food and Drug Administration regulatory approval milestones from the date of acquisition through December 31, 2018.
(10)	The maximum earn-out period ends on the fifteenth anniversary of the acquisition date.
(11)	The earn-out was comprised of three components, of which two components had an aggregate maximum remaining earn-out potential of $49.4 million. There was no dollar cap on the third earn-out component, however, the earn-out potential was limited to the remaining earn-out period. ACS was divested in October 2014 and these earn-outs were terminated in connection with the divestiture transaction. See Note 3.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)  Commitments and Contingencies (Continued)

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12)  Commitments and Contingencies (Continued)

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

(13)  Net Loss Per Common Share

The following tables set forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	2014
	(Restated)	2013	2012
Basic and diluted net loss per common share:
Numerator:
Loss from continuing operations	$(176,028)	$(55,607)	$(45,091)
Preferred stock dividends	(21,293)	(21,293)	(21,293)

Loss from continuing operations attributable to common shares	(197,321)	(76,900)	(66,384)
Less: Net income attributable to non-controlling interest	30	976	275

Loss from continuing operations attributable to Alere Inc. and Subsidiaries	(197,351)	(77,876)	(66,659)
Income (loss) from discontinued operations	138,318	(16,126)	(33,126)

Net loss available to common stockholders	$(59,033)	$(94,002)	$(99,785)

Denominator:
Weighted-average common shares outstanding — basic and diluted	82,938	81,542	80,587

Basic and diluted net loss per common share:
Loss from continuing operations attributable to Alere Inc. and Subsidiaries	$(2.38)	$(0.95)	$(0.83)
Income (loss) from discontinued operations	1.67	(0.20)	(0.41)

Basic and diluted net loss per common share attributable to Alere Inc. and Subsidiaries	$(0.71)	$(1.15)	$(1.24)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Net Loss Per Common Share (Continued)

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

(14)  Stockholders’ Equity

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

ALERE INC. AND SUBSIDIARIES

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

Each share of Series B preferred stock accrues dividends at $12.00, or 3%, per annum, payable quarterly on January 15, April 15, July 15 and October 15 of each year, commencing following the first full calendar quarter after the issuance date. Dividends on the Series B preferred stock are cumulative from the date of issuance. For the years ended December 31, 2014, 2013 and 2012, Series B preferred stock dividends amounted to $21.3 million, $21.3 million and $21.3 million respectively, which reduced earnings available to common stockholders for purposes of calculating net loss per common share in each of 2014, 2013 and 2012 (Note 14). Accrued dividends are payable only if declared by our board of directors and, upon conversion by the Series B preferred stockholder, holders will not receive any cash payment representing accumulated dividends. If our board of directors declares a dividend payable, we have the right to pay the dividends in cash, shares of common stock, additional shares of Series B preferred stock or a similar convertible preferred stock or any combination thereof. The Series B preferred stock dividends for each of the years ended December 31, 2014 and 2013 were paid in cash.

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

ALERE INC. AND SUBSIDIARIES

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

ALERE INC. AND SUBSIDIARIES

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

(15)  Stock-based Compensation

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

For the years ended December 31, 2014, 2013 and 2012, the presentation of our cash flows reports the excess tax benefits from the exercise of stock options as financing cash flows. For the years ended December 31, 2014, 2013 and 2012, excess tax benefits generated from option exercises amounted to $1.0 million, $0.5 million and $0.5 million, respectively.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  Stock-based Compensation (Continued)

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Cumulative Translation Adjustment (Note 4(b))	Pension Liability Adjustment (Note 11(b))	Other(1)	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$(23,125)	$(5,952)	$(318)	$(29,395)
Period change	54,642	(756)	258	54,144

Balance at December 31, 2012	31,517	(6,708)	(60)	24,749
Period change	(50,166)	(309)	39	(50,436)

Balance at December 31, 2013	(18,649)	(7,017)	(21)	(25,687)
Period change	(166,448)	4	21	(166,423)

Balance at December 31, 2014 (Restated)	$(185,097)	$(7,013)	$—	$(192,110)

(1)	Other represents unrealized gains (losses) on available-for-sale securities and hedging instruments.

(17)  Income Taxes

Income (loss) before provision (benefit) for income taxes consists of the following (in thousands):

Continuing Operations:

	2014 (Restated)	2013	2012
United States	$(185,560)	$(193,349)	$(106,242)
Foreign	74,216	78,285	37,164

	$(111,344)	$(115,064)	$(69,078)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)  Income Taxes (Continued)

Our primary temporary differences that give rise to deferred tax assets and liabilities are net operating loss, or NOL and capital loss carryforwards, tax credit carryforwards, nondeductible reserves and accruals, outside basis differences, differences in basis of the tangible and intangible assets. The income tax effects of these temporary differences, are as follows (in thousands):

	2014 (Restated)	2013
Deferred tax assets:
NOL and capital loss carryforwards	$123,847	$133,205
Outside basis differences	211,880	-
Tax credit carryforwards	123,891	66,357
Nondeductible reserves	43,393	31,429
Nondeductible accruals	34,284	39,355
Difference between book and tax bases of tangible assets	881	2,698
Difference between book and tax bases of intangible assets	31,010	27,288
Deferred revenue	6,483	12,307
All other	18,698	17,563

Gross deferred tax assets	594,367	330,202
Less: Valuation allowance	(269,219)	(84,315)

Total deferred tax assets	325,148	245,887

Deferred tax liabilities:
Difference between book and tax bases of tangible assets	26,260	29,927
Difference between book and tax bases of intangible assets	361,357	413,417
Debt	12,895	16,712
Other	18,150	15,234

Total deferred tax liabilities	418,662	475,290

Net deferred tax liabilities	$93,514	$229,403

Reported as:
Deferred tax assets, current portion	$112,573	$48,858
Deferred tax assets, long-term	8,569	7,389
Deferred tax liabilities, current portion	(17)	(616)
Deferred tax liabilities, long-term	(214,639)	(285,034)

Net deferred tax liabilities	$(93,514)	$(229,403)

As of December 31, 2014, we recorded a deferred tax asset for tax over book outside basis differences related to our health management business due to the anticipated realization of this deferred tax asset in the foreseeable future. A portion of this deferred tax asset is expected to be capital in nature and, therefore, a valuation allowance was recorded against this portion of the deferred tax asset as it is not more likely than not that these deferred tax assets will be realized. The recognition of this deferred tax asset resulted in recording tax benefit of $144.8 million that has been reflected in income from discontinued operations, net of tax.

As of December 31, 2014, we had $46.9 million of U.S. federal NOL carryforwards, $740.2 million of state NOL carryforwards and $244.8 million of foreign NOL and foreign capital loss carryforwards, which either expire on various dates through 2034 or can be carried forward indefinitely. As of December 31, 2014, we had $14.6 million of U.S. federal and state research and development credit, $108.0 million of U.S. foreign tax credit and $1.3 million of other foreign tax credit carryforwards which

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)  Income Taxes (Continued)

either expire on various dates through 2034 or can be carried forward indefinitely. These loss and tax credit carryforwards may be available to reduce future U.S. federal, state and foreign taxable income and taxes, if any, and are subject to review and possible adjustment by the appropriate tax authorities. Internal Revenue Code Section 382 imposes an annual limitation on the use of these losses to an amount equal to the value of the company at the time of certain ownership changes multiplied by the long-term tax exempt rate. Our U.S. federal NOLs are subject to various Section 382 limitations, however, we forecast we will fully utilize the NOLs before their expiration. Section 383 imposes an annual limitation on the use of credits to an amount equal to the value of the Company at the time of certain ownership changes multiplied by the long-term tax exempt rate. Our U.S. federal credits are subject to various Section 383 limitations. Additionally, certain state and foreign losses and credits may be subject to similar limitations based on local provisions.

During the year ended December 31, 2014, the provision for income taxes of $82.2 million primarily related to the establishment of a valuation allowance of $79.4 million against deferred tax assets associated with our U.S. foreign tax credit carryforwards. This valuation allowance was established as it is more likely than not that these deferred tax assets will not be realized. This decision was based on the weight of all available positive and negative evidence that existed at December 31, 2014.

We recorded a valuation allowance of $269.2 million as of December 31, 2014 due to uncertainties related to the future benefits and realization of our deferred tax assets related primarily to U.S. foreign tax credits, outside basis differences and certain state and foreign attribute carryforwards. This is an increase of $184.9 million from the valuation allowance of $84.3 million as of December 31, 2013. The increase is primarily related to our assessment of realizability related to U.S. foreign tax credits and outside basis differences. The valuation allowance is based on the weight of available positive and negative evidence, including our estimates of future income by the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reduce our current valuation allowance, which could materially impact our tax provision.

In December 2014, our Swiss subsidiary declared and paid a dividend of $43.5 million out of current year earnings to its U.S. parent for which we recorded estimated tax liabilities. The U.S. taxation of the dividend depends on the amount of earnings and profits as well as tax pools at the Swiss subsidiary, which involves numerous complex computations and intercompany transactions, and estimates, and final results could differ.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)  Income Taxes (Continued)

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

The following table presents the components of our provision (benefit) for income taxes (in thousands) for continuing operations:

	2014 (Restated)	2013	2012
Current:
Federal	$33,673	$7,371	$9,704
State	487	(12)	9,216
Foreign	53,923	58,772	30,922

	88,083	66,131	49,842

Deferred:
Federal	11,470	(71,904)	(42,340)
State	(4,142)	(6,513)	(4,010)
Foreign	(13,218)	(29,728)	(14,234)

	(5,890)	(108,145)	(60,584)

Total provision (benefit) for income taxes	$82,193	$(42,014)	$(10,742)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)  Income Taxes (Continued)

The following table presents a reconciliation from the U.S. statutory tax rate to our effective tax rate:

	2014 (Restated)	2013	2012
Statutory rate	35%	35%	35%
Stock-based compensation	(1)	(3)	(4)
Rate differential on foreign earnings	3	4	(4)
Impact of foreign inclusion	(2)	(3)	2
U.S. federal research and development credit	1	3	1
State income taxes, net of federal benefit	3	(2)	2
Acquisition costs	—	—	(3)
Contingent consideration	(3)	(3)	11
Rate changes	(2)	8	(3)
Return to provision	20	(3)	6
Other permanent items	3	1	(2)
Section 199 deduction	1	2	—
Bargain purchase	—	3	—
Change in valuation allowance	(104)	(1)	(20)
Foreign dividends, net	(2)	(3)	—
Uncertain tax positions	(21)	(1)	(5)
Withholding Taxes	(5)	—	—

Effective tax rate	(74)%	37%	16%

The impact on the rate in 2012 through 2014 relating to contingent consideration is due to fair value accounting used for contingent consideration on stock acquisitions with no corresponding basis for tax purposes.

Change in valuation allowances primarily relates to an increase in the valuation allowance attributable to U.S. foreign tax credits, as well as state and foreign losses where it is not more likely than not that these will be realized.

During the year ended December 31, 2014, we increased the gross liability for income taxes associated with uncertain tax positions by $20.8 million to a total of $51.2 million at December 31, 2014. The primary reason for the increase relates to changes in tax return positions on prior year returns.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)  Income Taxes (Continued)

We classify $47.9 million of income tax liabilities in other long-term liabilities on our consolidated balance sheet at December 31, 2014.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions excluding interest and penalties is as follows (in thousands):

Amount
Balance as of January 1, 2012	$18,549
Additions for tax positions related to prior years	1,852
Additions for tax positions related to current year	4,775
Reductions for tax positions related to prior years	(208)
Expiration of statutes of limitations or closure of tax audits	(1,328)

Balance as of December 31, 2012	23,640
Additions for tax positions related to prior years	—
Additions for tax positions related to current year	7,654
Reductions for tax positions related to prior years	(900)

Balance as of December 31, 2013	30,394
Additions for tax positions related to prior years	20,797
Additions for tax positions related to current year	3,217
Reductions for tax positions related to prior years	(3,196)

Balance as of December 31, 2014 (Restated)	$51,212

Included in the balance of unrecognized tax benefits as of December 31, 2014 is $48.9 million of tax benefits that, if recognized, would affect the effective tax rate. Also included in the balance of unrecognized tax benefits as of December 31, 2014 is $2.3 million of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. We do not anticipate material increases or decreases to our unrecognized tax benefits during 2015.

We do not anticipate material increases or decreases to our unrecognized tax benefits during 2015.

Interest and penalties related to income tax liabilities are included in income tax expense. The gross interest and penalties recorded in 2014, 2013 and 2012 amounted to $1.1 million, $1.3 million and $0.5 million, respectively. The net balance of accrued interest and penalties recorded on the consolidated balance sheet at December 31, 2014, 2013 and 2012 was $2.3 million, $1.9 million and $0.4 million, respectively.

We are subject to U.S. federal, state and foreign income tax audits by tax authorities for our open years which include 2007 through present. We are currently under income tax examination by a number of state and foreign tax authorities. We cannot currently estimate the impact of these audits due to the uncertainties associated with tax examinations. Management does not expect material changes in tax position as a result of these ongoing audits.

In December 2014, the Tax Increase Prevention Act of 2014 retroactively extended the U.S. federal research and development credit from January 1, 2014 through December 31, 2014. As a result, we recognized the retroactive benefit of the 2014 U.S. federal research and development credit of approximately $1.4 million as a discrete item in the fourth quarter of 2014, the period in which the legislation was enacted.

ALERE INC. AND SUBSIDIARIES

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance of our operating segments based on revenue and operating income. Revenues are attributed to geographic areas based on where the customer is located. Segment information for 2014, 2013 and 2012 is as follows (in thousands):

2014 (Restated)	Professional Diagnostics	Patient Self-testing	Consumer Diagnostics	Corporate and Other	Total
Net revenue	$2,341,654	$137,096	$109,954	$—	$2,588,704
Operating income (loss)	$170,631	$(517)	$21,389	$(92,925)	$98,578
Depreciation and amortization	$312,077	$19,189	$1,112	$3,455	$335,833
Restructuring charge	$44,273	$188	$—	$14,235	$58,696
Stock-based compensation	$—	$—	$—	$12,452	$12,452
Assets	$5,851,852	$472,092	$216,451	$138,561	$6,678,956
Expenditures for property, plant and equipment	$77,887	$1,247	$3,360	$18,068	$100,562

2013	Professional Diagnostics	Patient Self-testing	Consumer Diagnostics	Corporate and Other	Total
Net revenue	$2,387,638	$123,647	$105,079	$—	$2,616,364
Operating income (loss)	$247,989	$(17,224)	$12,122	$(91,345)	$151,542
Depreciation and amortization	$348,635	$20,374	$4,330	$1,134	$374,473
Restructuring charge	$12,606	$1,584	$—	$—	$14,190
Stock-based compensation	$—	$—	$—	$21,210	$21,210
Assets	$5,746,021	$501,673	$197,458	$616,933	$7,062,085
Expenditures for property, plant and equipment	$86,415	$1,942	$1,645	$9,906	$99,908

2012	Professional Diagnostics	Patient Self-testing	Consumer Diagnostics	Corporate and Other	Total
Net revenue	$2,191,375	$109,485	$93,511	$—	$2,394,371
Operating income (loss)	$244,563	$(23,865)	$12,707	$(73,223)	$160,182
Depreciation and amortization	$355,957	$23,480	$3,455	$1,008	$383,900
Restructuring charge	$11,124	$(80)	$—	$(2)	$11,042
Stock-based compensation	$—	$—	$—	$15,665	$15,665
Assets	$6,215,595	$589,211	$192,748	$67,161	$7,064,715
Expenditures for property, plant and equipment	$90,568	$13,664	$2,823	$2,042	$109,097

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)  Financial Information by Segment (Continued)

The following tables summarize our net revenue from the professional diagnostics and patient self-testing reporting segments by groups of similar products and services for 2014, 2013 and 2012 (in thousands):

Professional Diagnostics Segment

	2014 (Restated)	2013	2012
Infectious disease	$711,369	$721,754	$615,950
Toxicology	627,755	631,244	588,744
Cardiometabolic	442,742	462,725	503,534
Diabetes	197,476	225,488	144,441
Other	342,574	321,495	314,030

Professional diagnostics net product sales and services revenue	2,321,916	2,362,706	2,166,699
License and royalty revenue	19,738	24,932	24,676

Professional diagnostics net revenue	$2,341,654	$2,387,638	$2,191,375

Patient Self-testing Segment

	2014 (Restated)	2013	2012
Patient self-testing services	$116,779	$102,919	$90,088
Other	20,317	20,728	19,397

Patient self-testing services net revenue	$137,096	$123,647	$109,485

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

The following tables summarize our net revenue by geographic area for 2014, 2013 and 2012, respectively, and our long-lived tangible assets by geographic area as of December 31, 2014 and 2013, respectively (in thousands):

	2014 (Restated)	2013	2012
Revenue by Geographic Area:
United States	$1,363,886	$1,447,762	$1,300,311
Europe	532,944	508,484	483,857
Elsewhere(1)	691,874	660,118	610,203

	$2,588,704	$2,616,364	$2,394,371

(1)	Includes, among many others, the following countries: China, India, Japan, South Korea, Brazil, Canada, and Australia.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)  Financial Information by Segment (Continued)

	December 31,
	2014 (Restated)	2013
Long-lived Tangible Assets by Geographic Area:
United States	$251,731	$227,656
United Kingdom	28,092	39,599
China	29,505	30,285
Elsewhere(1)	144,242	168,957

	$453,570	$466,497

(1)	Includes, among many others, the following countries: Germany, Norway, South Korea, Canada, and Brazil.

(19)  Other Arrangements

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

In February 2013, we entered into an agreement with the Bill and Melinda Gates Foundation, or the Gates Foundation, whereby we were awarded a grant by the Gates Foundation in the amount of $21.6 million to support the development and commercialization of a validated, low-cost, nucleic-acid assay for clinical Tuberculosis, or TB, detection and drug-resistance test cartridges and adaptation of an analyzer platform capable of operation in rudimentary laboratories in low-resource settings. In connection with this agreement, we also entered into a loan agreement with the Gates Foundation, or the Gates Loan Agreement, which provides for the making of subordinated term loans by the Gates Foundation to us from time to time, subject to the achievement of certain milestones, in an aggregate principal amount of up to $20.6 million. Funding under the Gates Loan Agreement will be used in connection with the purchase of equipment for an automated high-throughput manufacturing line and other uses as necessary for the manufacture of the TB and HIV-related products. All loans under the Gates Loan Agreement are evidenced by promissory notes that we have executed and delivered to the Gates Foundation, bear interest at the rate of 3% per annum and, except to the extent earlier repaid by us, mature and are required to be repaid in full on December 31, 2019. As of December 31, 2014, we had borrowed no amounts under the Gates Loan Agreement. As of December 31, 2014, we had received approximately $17.4 million in grant-related funding from the Gates Foundation, which was recorded as restricted cash and deferred grant funding. The deferred grant funding is classified within accrued expenses and other current liabilities on our accompanying consolidated balance sheet. As qualified expenditures are incurred under the terms of the grant, we use the deferred funding to recognize a reduction of our related qualified research and development expenditures. For the year

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)  Other Arrangements (Continued)

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

(20)  Related Party Transactions

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

We have established a valuation allowance against our deferred tax assets based on the weight of available positive and negative evidence, including our estimates of future income by the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. The following table sets forth activities in our deferred tax accounts (in thousands):

	Balance at Beginning of Period	Additions (Reversals)	Amounts Charged Against Other Accounts	Balance at End of Period
Year ended December 31, 2012	$51,579	$27,418	$(3,542)	$75,455
Year ended December 31, 2013	$75,455	$5,598	$3,262	$84,315
Year ended December 31, 2014 (Restated)	$84,315	$184,040	$864	$269,219

(22)  Restructuring Activities

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

ALERE INC. AND SUBSIDIARIES

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

ALERE INC. AND SUBSIDIARIES

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

(24)  Impairment and Gain (Loss) on Dispositions, Net

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

(24)  Impairment and Gain (Loss) on Dispositions, Net (Continued)

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

(25)  Supplemental Cash Flow Information

Cash Paid for Interest and Income Taxes:

During 2014, 2013 and 2012, we made cash payments for interest totaling $192.1 million, $206.3 million and $205.0 million, respectively.

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

(26)  Guarantor Financial Information

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2014 (Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$853,056	$1,419,676	$(237,066)	$2,035,666
Services revenue	—	464,283	67,705	—	531,988

Net product sales and services revenue	—	1,317,339	1,487,381	(237,066)	2,567,654
License and royalty revenue	—	13,477	19,846	(12,273)	21,050

Net revenue	—	1,330,816	1,507,227	(249,339)	2,588,704

Cost of net product sales	5,328	472,567	804,208	(212,681)	1,069,422
Cost of services revenue	261	288,288	33,388	(27,184)	294,753

Cost of net product sales and services revenue	5,589	760,855	837,596	(239,865)	1,364,175
Cost of license and royalty revenue	40	199	17,625	(12,272)	5,592

Cost of net revenue	5,629	761,054	855,221	(252,137)	1,369,767

Gross profit (loss)	(5,629)	569,762	652,006	2,798	1,218,937
Operating expenses:
Research and development	23,190	61,862	59,776	—	144,828
Sales and marketing	7,598	232,406	273,797	—	513,801
General and administrative	93,952	155,794	204,242	—	453,988
Impairment and (gain) loss on dispositions, net	4,236	11,393	(7,887)	—	7,742

Operating income (loss)	(134,605)	108,307	122,078	2,798	98,578
Interest expense, including amortization of original issue discounts and deferred financing costs	(205,919)	(18,995)	(18,629)	34,352	(209,191)
Other income (expense), net	13,625	21,633	(1,573)	(34,416)	(731)

Income (loss) from continuing operations before provision (benefit) for income taxes	(326,899)	110,945	101,876	2,734	(111,344)
Provision (benefit) for income taxes	(12,330)	44,155	49,347	1,021	82,193

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(314,569)	66,790	52,529	1,713	(193,537)
Equity in earnings of subsidiaries, net of tax	129,391	—	—	(129,391)	—
Equity earnings of unconsolidated entities, net of tax	1,717	—	15,928	(136)	17,509

Income (loss) from continuing operations	(183,461)	66,790	68,457	(127,814)	(176,028)
Income (loss) from discontinued operations, net of tax	145,751	(27,839)	20,400	6	138,318

Net income (loss)	(37,710)	38,951	88,857	(127,808)	(37,710)
Less: Net income attributable to non-controlling interests	—	—	30	—	30

Net income (loss) attributable to Alere Inc. and Subsidiaries	(37,710)	38,951	88,827	(127,808)	(37,740)
Preferred stock dividends	(21,293)	—	—	—	(21,293)

Net income (loss) available to common stockholders	$(59,003)	$38,951	$88,827	$(127,808)	$(59,033)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$880,713	$1,362,853	$(187,047)	$2,056,519
Services revenue	—	454,989	77,627	—	532,616

Net product sales and services revenue	—	1,335,702	1,440,480	(187,047)	2,589,135
License and royalty revenue	—	20,611	19,657	(13,039)	27,229

Net revenue	—	1,356,313	1,460,137	(200,086)	2,616,364

Cost of net product sales	4,458	475,441	703,766	(166,164)	1,017,501
Cost of services revenue	47	257,588	35,413	(19,003)	274,045

Cost of net product sales and services revenue	4,505	733,029	739,179	(185,167)	1,291,546
Cost of license and royalty revenue	—	69	20,732	(13,038)	7,763

Cost of net revenue	4,505	733,098	759,911	(198,205)	1,299,309

Gross profit (loss)	(4,505)	623,215	700,226	(1,881)	1,317,055
Operating expenses:
Research and development	21,971	65,752	71,330	—	159,053
Sales and marketing	6,340	255,949	303,848	—	566,137
General and administrative	76,076	141,877	217,246	—	435,199
Loss on disposition	—	—	5,124	—	5,124

Operating income (loss)	(108,892)	159,637	102,678	(1,881)	151,542
Interest expense, including amortization of original issue discounts and deferred financing costs	(252,791)	(25,582)	(11,192)	34,219	(255,346)
Other income (expense), net	(10,759)	24,071	9,647	(34,219)	(11,260)

Income (loss) from continuing operations before provision (benefit) for income taxes	(372,442)	158,126	101,133	(1,881)	(115,064)
Provision (benefit) for income taxes	(164,618)	81,187	42,038	(621)	(42,014)

Income (loss) from continuing operations before equity in earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(207,824)	76,939	59,095	(1,260)	(73,050)
Equity in earnings (losses) of subsidiaries, net of tax	134,003	(2,948)	—	(131,055)	—
Equity earnings of unconsolidated entities, net of tax	1,890	—	15,470	83	17,443

Income (loss) from continuing operations	(71,931)	73,991	74,565	(132,232)	(55,607)
Income (loss) from discontinued operations, net of tax	198	(14,370)	(1,954)	—	(16,126)

Net income (loss)	(71,733)	59,621	72,611	(132,232)	(71,733)
Less: Net income attributable to non-controlling interests	—	—	976	—	976

Net income (loss) attributable to Alere Inc. and Subsidiaries	(71,733)	59,621	71,635	(132,232)	(72,709)
Preferred stock dividends	(21,293)	—	—	—	(21,293)

Net income (loss) available to common stockholders	$(93,026)	$59,621	$71,635	$(132,232)	$(94,002)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$856,094	$1,187,054	$(143,235)	$1,899,913
Services revenue	—	400,989	64,893	—	465,882

Net product sales and services revenue	—	1,257,083	1,251,947	(143,235)	2,365,795
License and royalty revenue	—	18,848	17,958	(8,230)	28,576

Net revenue	—	1,275,931	1,269,905	(151,465)	2,394,371

Cost of net product sales	6,040	409,889	639,183	(134,495)	920,617
Cost of services revenue	—	195,564	30,363	(5,417)	220,510

Cost of net product sales and services revenue	6,040	605,453	669,546	(139,912)	1,141,127
Cost of license and royalty revenue	—	36	15,548	(8,230)	7,354

Cost of net revenue	6,040	605,489	685,094	(148,142)	1,148,481

Gross profit (loss)	(6,040)	670,442	584,811	(3,323)	1,245,890
Operating expenses:
Research and development	24,593	70,245	86,897	—	181,735
Sales and marketing	4,415	259,790	292,389	—	556,594
General and administrative	52,079	113,604	181,696	—	347,379

Operating income (loss)	(87,127)	226,803	23,829	(3,323)	160,182
Interest expense, including amortization of original issue discounts and deferred financing costs	(236,320)	(39,411)	(13,080)	48,414	(240,397)
Other income (expense), net	(16,655)	41,658	34,548	(48,414)	11,137

Income (loss) from continuing operations before provision (benefit) for income taxes	(340,102)	229,050	45,297	(3,323)	(69,078)
Provision (benefit) for income taxes	(107,331)	74,824	22,720	(955)	(10,742)

Income (loss) from continuing operations before equity in earnings (losses) of subsidiaries and unconsolidated entities, net of tax	(232,771)	154,226	22,577	(2,368)	(58,336)
Equity in earnings (losses) of subsidiaries, net of tax	153,740	(1,574)	—	(152,166)	—
Equity earnings of unconsolidated entities, net of tax	2,205	—	10,952	88	13,245

Income (loss) from continuing operations	(76,826)	152,652	33,529	(154,446)	(45,091)
Loss from discontinued operations, net of tax	(1,391)	(29,011)	(2,724)	—	(33,126)

Net income (loss)…	(78,217)	123,641	30,805	(154,446)	(78,217)
Less: Net income attributable to non-controlling interests	—	—	275	—	275

Net income (loss) attributable to Alere Inc. and Subsidiaries	(78,217)	123,641	30,530	(154,446)	(78,492)
Preferred stock dividends	(21,293)	—	—	—	(21,293)

Net income (loss) available to common stockholders	$(99,510)	$123,641	$30,530	$(154,446)	$(99,785)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2014 (Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(37,710)	$38,951	$88,857	$(127,808)	$(37,710)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(489)	(516)	(165,443)	—	(166,448)
Unrealized losses on available for sale securities	—	(17)	—	—	(17)
Unrealized gains on hedging instruments	—	—	38	—	38
Minimum pension liability adjustment	—	—	(169)	—	(169)

Other comprehensive loss, before tax	(489)	(533)	(165,574)	—	(166,596)
Income tax benefit related to items of other comprehensive loss	—	—	(173)	—	(173)

Other comprehensive loss, net of tax	(489)	(533)	(165,401)	—	(166,423)

Comprehensive income (loss)	(38,199)	$38,418	$(76,544)	(127,808)	(204,133)
Less: Comprehensive income attributable to non-controlling interests	—	—	30	—	30

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(38,199)	$38,418	$(76,574)	$(127,808)	$(204,163)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(71,733)	$59,621	$72,611	$(132,232)	$(71,733)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(550)	(619)	(48,998)	1	(50,166)
Unrealized gains on hedging instruments	—	—	39	—	39
Minimum pension liability adjustment	—	—	(415)	—	(415)

Other comprehensive loss, before tax	(550)	(619)	(49,374)	1	(50,542)
Income tax benefit related to items of other comprehensive loss	—	—	(106)	—	(106)

Other comprehensive loss, net of tax	(550)	(619)	(49,268)	1	(50,436)

Comprehensive income (loss)	(72,283)	59,002	23,343	(132,231)	(122,169)
Less: Comprehensive income attributable to non-controlling interests	—	—	976	—	976

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(72,283)	$59,002	$22,367	$(132,231)	$(123,145)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(78,217)	$123,641	$30,805	$(154,446)	$(78,217)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	(834)	(302)	53,654	2,124	54,642
Unrealized gains (losses) on available for sale securities	(221)	5	—	—	(216)
Unrealized gains on hedging instruments	16	—	372	—	388
Minimum pension liability adjustment	—	—	(1,042)	—	(1,042)

Other comprehensive income (loss), before tax	(1,039)	(297)	52,984	2,124	53,772
Income tax benefit related to items of other comprehensive loss	(86)	—	(286)	—	(372)

Other comprehensive income (loss), net of tax	(953)	(297)	53,270	2,124	54,144

Comprehensive income (loss)	(79,170)	123,344	84,075	(152,322)	(24,073)
Less: Comprehensive income attributable to non-controlling interests	—	—	275	—	275

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(79,170)	$123,344	$83,800	$(152,322)	$(24,348)

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)  Guarantor Financial Information (Continued)

CONSOLIDATING BALANCE SHEET

December 31, 2014 (Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,149	$69,154	$307,158	$—	$378,461
Restricted cash	5,012	—	32,559	—	37,571
Marketable securities	—	259	—	—	259
Accounts receivable, net of allowances	—	192,775	273,331	—	466,106
Inventories, net	—	191,323	195,606	(21,764)	365,165
Deferred tax assets	36,347	44,961	31,265	—	112,573
Prepaid expenses and other current assets…	9,800	31,410	88,695	2,508	132,413
Assets held for sale	1,361	284,369	29,785	—	315,515
Intercompany receivables	404,990	888,688	55,923	(1,349,601)	—

Total current assets	459,659	1,702,939	1,014,322	(1,368,857)	1,808,063
Property, plant and equipment, net	30,547	218,613	204,188	222	453,570
Goodwill	—	1,795,663	1,131,003	—	2,926,666
Other intangible assets with indefinite lives	—	9,287	34,422	(58)	43,651
Finite-lived intangible assets, net	6,104	742,760	527,580	—	1,276,444
Deferred financing costs, net and other non-current assets	40,992	5,334	21,541	(35)	67,832
Investments in subsidiaries	3,740,004	179,315	58,067	(3,977,386)	—
Investments in unconsolidated entities	13,987	14,765	49,608	13,333	91,693
Deferred tax assets	—	—	8,569	—	8,569
Non-current income tax receivable	2,468	—	—	—	2,468
Intercompany notes receivables	2,028,701	649,444	46,676	(2,724,821)	—

Total assets	$6,322,462	$5,318,120	$3,095,976	$(8,057,602)	$6,678,956

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$61,700	$2	$27,173	$—	$88,875
Current portion of capital lease obligations	—	1,045	3,196	—	4,241
Accounts payable	21,402	81,741	110,449	—	213,592
Accrued expenses and other current liabilities	(536,286)	663,221	248,604	(45)	375,494
Liabilities related to assets held for sale	1,094	77,749	—	—	78,843
Intercompany payables	902,576	198,788	248,237	(1,349,601)	—

Total current liabilities	450,486	1,022,546	637,659	(1,349,646)	761,045

Long-term liabilities:
Long-term debt, net of current portion	3,615,759	—	5,626	—	3,621,385
Capital lease obligations, net of current portion	—	4,097	6,463	—	10,560
Deferred tax liabilities	(107,844)	252,944	69,457	82	214,639
Other long-term liabilities	42,762	46,865	71,988	(33)	161,582
Intercompany notes payables	415,700	1,276,245	1,032,876	(2,724,821)	—

Total long-term liabilities	3,966,377	1,580,151	1,186,410	(2,724,772)	4,008,166

Stockholders’ equity	1,905,599	2,715,423	1,267,761	(3,983,184)	1,905,599
Non-controlling interests	—	—	4,146	—	4,146

Total equity	1,905,599	2,715,423	1,271,907	(3,983,184)	1,909,745

Total liabilities and equity	$6,322,462	$5,318,120	$3,095,976	$(8,057,602)	$6,678,956

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)  Guarantor Financial Information (Continued)

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

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2014 (Restated)

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(37,710)	$38,951	$88,857	$(127,808)	$(37,710)
Income (loss) from discontinued operations, net of tax	145,751	(27,839)	20,400	6	138,318

Income (loss) from continuing operations	(183,461)	66,790	68,457	(127,814)	(176,028)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(129,391)	—	—	129,391	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	15,780	42	411	—	16,233
Depreciation and amortization	8,783	177,347	149,688	15	335,833
Non-cash stock-based compensation expense	3,446	4,957	4,049	—	12,452
Tax benefit related to discontinued operations retained by Alere Inc	—	12,977	(3,132)	—	9,845
Impairment of inventory	—	—	3,124	—	3,124
Impairment of long-lived assets	1,019	(712)	6,712	—	7,019
Loss on disposition of fixed assets	1	4,807	1,737	—	6,545
Equity earnings of unconsolidated entities, net of tax	(1,717)	—	(15,928)	136	(17,509)
Deferred income taxes	40,693	(32,750)	(15,945)	1,020	(6,982)
(Gain) loss related to impairment and net gain on dispositions	4,236	11,393	(7,887)	—	7,742
Other non-cash items	1,418	3,726	(179)	—	4,965
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(13,966)	13,277	—	(689)
Inventories, net	—	(53,181)	(5,784)	(2,145)	(61,110)
Prepaid expenses and other current assets	501,023	(474,115)	(78,161)	(745)	(51,998)
Accounts payable	8,818	24,776	14,257	—	47,851
Accrued expenses and other current liabilities	(559,508)	544,755	80,256	(1,814)	63,689
Other non-current liabilities	127	3,601	2,851	2,571	9,150
Cash paid for contingent consideration	(21,867)	—	(210)	—	(22,077)
Intercompany payable (receivable)	428,340	(266,833)	(161,507)	—	—

Net cash provided by continuing operations	117,740	13,614	56,086	615	188,055
Net cash provided by (used in) discontinued operations	(671)	44,060	79	—	43,468

Net cash provided by operating activities	117,069	57,674	56,165	615	231,523

Cash Flows from Investing Activities:
Increase in restricted cash	(2,791)	—	(2,655)	—	(5,446)
Purchases of property, plant and equipment	(21,680)	(40,737)	(41,862)	3,717	(100,562)
Proceeds from sale of property, plant and equipment	726	845	4,165	(4,250)	1,486
Cash received from disposition, net of cash divested	—	1,081	43,995	—	45,076
Cash paid for business acquisitions, net of cash acquired	(75)	—	—	—	(75)
Cash received (paid) for investments	477	(279)		—	198
Proceeds from sale of equity investment	—	—	9,526	—	9,526
Cash received from sales of marketable securities	—	576	4	—	580
Decrease in other assets	96	714	130	46	986

Net cash provided by (used in) continuing operations	(23,247)	(37,800)	13,303	(487)	(48,231)
Net cash used in discontinued operations	—	(8,972)	—	—	(8,972)

Net cash provided by (used in) investing activities	(23,247)	(46,772)	13,303	(487)	(57,203)

Cash Flows from Financing Activities:
Cash paid for financing costs	(1,528)	—	—	—	(1,528)
Cash paid for contingent purchase price consideration	(32,467)	—	(435)	—	(32,902)
Cash paid for dividends	(21,293)	—	—	—	(21,293)
Proceeds from issuance of common stock, net of issuance costs	51,555	—	—	—	51,555
Proceeds from issuance of short-term debt	—	—	806	—	806
Proceeds from issuance of long-term debt	—	—	58	—	58
Payments on long-term debt	(60,000)	(271)	(4,851)	—	(65,122)
Net proceeds (payments) under revolving credit facilities	(43,000)	—	478	—	(42,522)
Excess tax benefits on exercised stock options	460	422	90	—	972
Principal payments on capital lease obligations	—	(2,885)	(3,200)	—	(6,085)
Purchase of non-controlling interest	—	—	(623)	—	(623)

Net cash used in continuing operations	(106,273)	(2,734)	(7,677)	—	(116,684)
Net cash used in discontinued operations	—	(893)	(578)	—	(1,471)

Net cash used in financing activities	(106,273)	(3,627)	(8,255)	—	(118,155)

Foreign exchange effect on cash and cash equivalents	(201)	(273)	(15,710)	(128)	(16,312)

Net increase (decrease) in cash and cash equivalents	(12,652)	7,002	45,503	—	39,853
Cash and cash equivalents, beginning of period - continuing operations	14,801	78,976	261,654	—	355,431
Cash and cash equivalents, beginning of period - discontinued operations	—	6,476	1	—	6,477

Cash and cash equivalents, end of period	2,149	92,454	307,158	—	401,761
Less: Cash and cash equivalents of discontinued operations, end of period	—	23,300	—	—	23,300

Cash and cash equivalents of continuing operations, end of period	$2,149	$69,154	$307,158	$—	$378,461

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2013

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(71,733)	$59,621	$72,611	$(132,232)	$(71,733)
Income (loss) from discontinued operations, net of tax	198	(14,370)	(1,954)	—	(16,126)

Income (loss) from continuing operations	(71,931)	73,991	74,565	(132,232)	(55,607)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Equity in earnings of subsidiaries, net of tax	(134,003)	2,948	—	131,055	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	17,704	59	76	—	17,839
Depreciation and amortization	5,864	189,325	179,403	(119)	374,473
Non-cash charges for sale of inventories revalued at the date of acquisition	—	—	2,504	—	2,504
Non-cash stock-based compensation expense	8,792	5,158	7,260	—	21,210
Tax benefit related to discontinued operations retained by Alere Inc	—	6,567	1,315	—	7,882
Impairment of inventory	—	26	311	—	337
Impairment of long-lived assets	—	4,581	1,237	—	5,818
Impairment of intangible assets	—	—	686	—	686
Loss on disposition of fixed assets	—	326	1,145	—	1,471
Equity earnings of unconsolidated entities, net of tax	(1,890)	—	(15,470)	(83)	(17,443)
Deferred income taxes	(41,807)	(26,116)	(61,144)	(620)	(129,687)
Loss on extinguishment of debt	35,603	—	—	—	35,603
Loss related to impairment and net gain on dispositions	—	—	5,124	—	5,124
Bargain purchase gain	—	—	(8,023)	—	(8,023)
Other non-cash items	5,202	1,617	3,631	—	10,450
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(8,598)	(38,074)	—	(46,672)
Inventories, net	—	(55,783)	(28,981)	2,054	(82,710)
Prepaid expenses and other current assets	(577,892)	515,020	54,469	(2,907)	(11,310)
Accounts payable	4,591	(4,541)	17,700	—	17,750
Accrued expenses and other current liabilities	500,079	(427,864)	(17,964)	2,907	57,158
Other non-current liabilities	(14,271)	(17,729)	11,451	24	(20,525)
Cash paid for contingent consideration	(10,236)	—	(1,424)	—	(11,660)
Intercompany payable (receivable)	410,392	(251,389)	(159,037)	34	—

Net cash provided by continuing operations	136,197	7,598	30,760	113	174,668
Net cash provided by (used in) discontinued operations	(2,103)	71,184	182	(31)	69,232

Net cash provided by operating activities	134,094	78,782	30,942	82	243,900

Cash Flows from Investing Activities:
Increase in restricted cash	(2,221)	—	(28,943)	—	(31,164)
Purchases of property, plant and equipment	(11,400)	(33,483)	(69,920)	14,895	(99,908)
Proceeds from sale of property, plant and equipment	—	5,183	12,876	(14,441)	3,618
Cash received from disposition, net of cash divested	—	—	29,000	—	29,000
Cash paid for business acquisitions, net of cash acquired	(166,772)	—	(9,359)	—	(176,131)
Cash received from sales of marketable securities	—	(66)	107	—	41
Cash received from (paid for) equity method investments	1,960	—	27,384	(6)	29,338
(Increase) decrease in other assets	15,269	(1,428)	905	(23)	14,723

Net cash used in continuing operations	(163,164)	(29,794)	(37,950)	425	(230,483)
Net cash used in discontinued operations	—	(26,936)	(27)	—	(26,963)

Net cash used in investing activities	(163,164)	(56,730)	(37,977)	425	(257,446)

Cash Flows from Financing Activities:
Cash paid for financing costs	(9,845)	—	—	—	(9,845)
Cash paid for contingent purchase price consideration	(39,073)	—	(1,006)	—	(40,079)
Cash paid for dividends	(21,293)	—	—	—	(21,293)
Proceeds from issuance of common stock, net of issuance costs	20,863	—	—	—	20,863
Proceeds from issuance of long-term debt	425,000	—	33,962	—	458,962
Payments on long-term debt	(461,845)	(299)	(8,413)	—	(470,557)
Net proceeds (payments) under revolving credit facilities	147,500	—	(8,537)	—	138,963
Excess tax benefits on exercised stock options	193	200	68	—	461
Principal payments on capital lease obligations	—	(3,278)	(3,255)	—	(6,533)
Purchase of non-controlling interest	—	—	(165)	—	(165)
Other	(18,953)	—	—	—	(18,953)

Net cash provided by (used in) continuing operations	42,547	(3,377)	12,654	—	51,824
Net cash used in discontinued operations	(2,299)	(534)	—	—	(2,833)

Net cash provided by (used in) financing activities	40,248	(3,911)	12,654	—	48,991

Foreign exchange effect on cash and cash equivalents	—	(618)	(746)	(507)	(1,871)

Net increase in cash and cash equivalents	11,178	17,523	4,873	—	33,574
Cash and cash equivalents, beginning of period—continuing operations	3,623	56,074	256,782	—	316,479
Cash and cash equivalents, beginning of period—discontinued operations	—	11,855	—	—	11,855

Cash and cash equivalents, end of period	14,801	85,452	261,655	—	361,908
Less: Cash and cash equivalents of discontinued operations, end of period	—	6,476	1	—	6,477

Cash and cash equivalents of continuing operations, end of period	$14,801	$78,976	$261,654	$—	$355,431

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(26)  Guarantor Financial Information (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2012

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(78,217)	$123,641	$30,805	$(154,446)	$(78,217)
Loss from discontinued operations, net of tax	(1,391)	(29,011)	(2,724)	—	(33,126)

Income (loss) from continuing operations	(76,826)	152,652	33,529	(154,446)	(45,091)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries, net of tax	(153,740)	1,574	—	152,166	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	21,213	133	—	—	21,346
Depreciation and amortization	7,961	193,368	182,592	(21)	383,900
Non-cash charges for sale of inventories revalued at the date of acquisition	—	1,400	3,281	—	4,681
Non-cash stock-based compensation expense	4,247	5,486	5,932	—	15,665
Tax benefit related to discontinued operations retained by Alere Inc	—	3,133	1,755	—	4,888
Impairment of inventory	—	—	290	—	290
Impairment of long-lived assets	—	451	586	—	1,037
(Gain) loss on disposition of fixed assets	4	(3,656)	518	—	(3,134)
Gain on sales of marketable securities	(751)	—	—	—	(751)
Equity earnings of unconsolidated entities, net of tax	(2,205)	—	(10,952)	(88)	(13,245)
Deferred income taxes	26,156	(59,249)	(23,854)	(962)	(57,909)
Loss on extinguishment of debt	23,235	—	—	—	23,235
Other non-cash items	(1,001)	940	7,428	—	7,367
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	714	(20,524)	—	(19,810)
Inventories, net	—	(6,103)	(13,692)	2,902	(16,893)
Prepaid expenses and other current assets	(454,780)	355,041	(708)	95,087	(5,360)
Accounts payable	1,289	2,085	(15,046)	—	(11,672)
Accrued expenses and other current liabilities	342,165	(236,872)	30,813	(95,081)	41,025
Other non-current liabilities	(15,418)	1,424	(25,711)	(70)	(39,775)
Cash paid for contingent consideration	(10,243)	(74)	—	—	(10,317)
Intercompany payable (receivable)	413,479	(405,459)	(6,858)	(1,162)	—

Net cash provided by continuing operations	124,785	6,988	149,379	(1,675)	279,477
Net cash provided by (used in) discontinued operations	5,332	36,545	(1,673)	—	40,204

Net cash provided by operating activities	130,117	43,533	147,706	(1,675)	319,681

Cash Flows from Investing Activities:
Decrease in restricted cash	—	12	5,899	—	5,911
Purchases of property, plant and equipment	(2,061)	(63,602)	(109,396)	65,962	(109,097)
Proceeds from sale of property, plant and equipment	—	22,115	65,748	(66,217)	21,646
Cash paid for business acquisitions, net of cash acquired	(399,052)	1,999	(22,934)	—	(419,987)
Cash received from sales of marketable securities	2,784	269	3	—	3,056
Cash received from equity method investments	1,470	—	11,237	—	12,707
Increase in other assets	(53,189)	(1,131)	(2,105)	70	(56,355)

Net cash used in continuing operations	(450,048)	(40,338)	(51,548)	(185)	(542,119)
Net cash used in discontinued operations	(4,500)	(27,570)	—	—	(32,070)

Net cash used in investing activities	(454,548)	(67,908)	(51,548)	(185)	(574,189)

Cash Flows from Financing Activities:
Cash paid for financing costs	(10,139)	—	—	—	(10,139)
Cash paid for contingent purchase price consideration	(19,284)	(788)	(60)	—	(20,132)
Cash paid for dividends	(21,293)	—	—	—	(21,293)
Proceeds from issuance of common stock, net of issuance costs	14,924	—	—	—	14,924
Proceeds from issuance of long-term debt	648,000	—	535	—	648,535
Payments on short-term debt	(6,240)	—	—	—	(6,240)
Payments on long-term debt	(300,155)	(234)	(10,923)	—	(311,312)
Net proceeds (payments) under revolving credit facilities	22,500	(2)	(8,226)	—	14,272
Excess tax benefits on exercised stock options	176	303	25	—	504
Principal payments on capital lease obligations	—	(2,076)	(4,655)	—	(6,731)
Purchase of non-controlling interest	—	—	(2,972)	—	(2,972)
Other	(12,267)	—	—	—	(12,267)

Net cash provided by (used in) continuing operations	316,222	(2,797)	(26,276)	—	287,149
Net cash used in discontinued operations	(832)	(574)	—	—	(1,406)

Net cash provided by (used in) financing activities	315,390	(3,371)	(26,276)	—	285,743

Foreign exchange effect on cash and cash equivalents	213	474	(4,611)	1,860	(2,064)

Net increase (decrease) in cash and cash equivalents	(8,828)	(27,272)	65,271	—	29,171
Cash and cash equivalents, beginning of period - continuing operations	12,451	83,579	191,511	—	287,541
Cash and cash equivalents, beginning of period - discontinued operations	—	11,622	—	—	11,622

Cash and cash equivalents, end of period	3,623	67,929	256,782	—	328,334
Less: Cash and cash equivalents of discontinued operations, end of period	—	11,855	—	—	11,855

Cash and cash equivalents of continuing operations, end of period	$3,623	$56,074	$256,782	$—	$316,479

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(27)  Subsequent Event

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

We used the net cash proceeds of the sale to repay $575.0 million in aggregate principal amount of indebtedness under our secured credit facility, consisting of the repayment of $127.0 million in aggregate principal amount of revolving credit loans outstanding thereunder, $166.3 million in aggregate principal amount of “A” term loans (including “Delayed Draw” term loans) outstanding thereunder and $281.7 million in aggregate principal amount of “B” term loans outstanding thereunder. Such repaid term loan amounts may not be reborrowed; such repaid revolving credit loan amount may be reborrowed, subject to compliance with the terms of the secured credit facility. If as a result of any purchase price adjustment we receive any additional net cash proceeds from the sale, we will be obligated to use such proceeds to make additional repayments of “A” term loans (including “Delayed Draw” term loans) and “B” term loans outstanding. See Note 8 for further information about our secured credit facility.