Form 10-Q
period 2015-03-31
ALERE INC.
filed 2015-05-28
CIK 1145460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock, par value of $0.001 per share, as of May 22, 2015 was 85,130,311.

ALERE INC.

REPORT ON FORM 10-Q

For the Quarterly Period Ended March 31, 2015

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. A number of important factors could cause actual results of Alere Inc. and its subsidiaries to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, the risk  factors detailed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2014 and other risk factors identified herein or from time to time in our periodic filings with the Securities and Exchange Commission. Readers should carefully review these risk factors, and should not place undue reliance on our forward-looking statements. These forward-looking statements are based on information, plans and estimates at the date of this report. We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information,  future events or other changes.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Alere Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net product sales	$479,599	$491,319
Services revenue	123,856	128,708

Net product sales and services revenue	603,455	620,027
License and royalty revenue	4,698	5,212

Net revenue	608,153	625,239

Cost of net product sales	238,637	242,981
Cost of services revenue	75,581	70,361

Cost of net product sales and services revenue	314,218	313,342
Cost of license and royalty revenue	1,950	1,539

Cost of net revenue	316,168	314,881

Gross profit	291,985	310,358
Operating expenses:
Research and development	28,016	38,699
Sales and marketing	109,079	133,044
General and administrative	92,691	103,619
Impairment and (gain) loss on dispositions, net	34,792	—

Operating income	27,407	34,996
Interest expense, including amortization of original issue discounts and deferred financing costs	(46,431)	(51,910)
Other income (expense), net	(1,270)	7,032

Loss from continuing operations before benefit for income taxes	(20,294)	(9,882)
Benefit for income taxes	(8,786)	(1,680)

Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	(11,508)	(8,202)
Equity earnings of unconsolidated entities, net of tax	3,959	5,352

Loss from continuing operations	(7,549)	(2,850)
Income (loss) from discontinued operations, net of tax	216,777	(2,596)

Net income (loss)	209,228	(5,446)
Less: Net income attributable to non-controlling interests	88	108

Net income (loss) attributable to Alere Inc. and Subsidiaries	209,140	(5,554)
Preferred stock dividends	(5,250)	(5,250)

Net income (loss) available to common stockholders	$203,890	$(10,804)

Basic and diluted net income (loss) per common share:
Loss from continuing operations	$(0.15)	$(0.10)
Income (loss) from discontinued operations	2.57	(0.03)

Net income (loss) per common share	$2.42	$(0.13)

Weighted-average shares – basic and diluted	84,338	82,387

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$209,228	$(5,446)

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(80,342)	(11,340)
Unrealized losses on available for sale securities	—	(17)
Unrealized gains on hedging instruments	—	8
Minimum pension liability adjustment	(1,382)	74

Other comprehensive loss, before tax	(81,724)	(11,275)
Income tax benefit related to items of other comprehensive loss	—	—

Other comprehensive loss, net of tax	(81,724)	(11,275)

Comprehensive income (loss)	127,504	(16,721)
Less: Comprehensive income attributable to non-controlling interests	88	108

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$127,416	$(16,829)

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except par value amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$414,495	$378,461
Restricted cash	37,406	37,571
Marketable securities	173	259
Accounts receivable, net of allowances of $80,667 and $76,163 at March 31, 2015 and December 31, 2014, respectively	471,663	466,106
Inventories, net	374,973	365,165
Deferred tax assets	22,614	112,573
Prepaid expenses and other current assets	117,924	132,413
Assets held for sale	—	315,515

Total current assets	1,439,248	1,808,063
Property, plant and equipment, net	446,705	453,570
Goodwill	2,880,164	2,926,666
Other intangible assets with indefinite lives	40,203	43,651
Finite-lived intangible assets, net	1,173,866	1,276,444
Deferred financing costs, net, and other non-current assets	61,477	67,832
Investments in unconsolidated entities	95,551	91,693
Deferred tax assets	8,612	8,569
Non-current income tax receivable	2,545	2,468

Total assets	$6,148,371	$6,678,956

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$95,299	$88,875
Current portion of capital lease obligations	5,072	4,241
Accounts payable	195,980	213,592
Accrued expenses and other current liabilities	364,892	375,494
Liabilities related to assets held for sale	—	78,843

Total current liabilities	661,243	761,045

Long-term liabilities:
Long-term debt, net of current portion	3,023,847	3,621,385
Capital lease obligations, net of current portion	7,747	10,560
Deferred tax liabilities	245,863	214,639
Other long-term liabilities	138,090	161,582

Total long-term liabilities	3,415,547	4,008,166

Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, $0.001 par value (liquidation preference: $709,763 at March 31, 2015 and December 31, 2014); Authorized: 2,300 shares; Issued: 2,065 shares at March 31, 2015 and December 31, 2014; Outstanding: 1,774 shares at March 31, 2015 and December 31, 2014	606,468	606,468
Common stock, $0.001 par value; Authorized: 200,000 shares; Issued: 92,561 shares at March 31, 2015 and 91,532 shares at December 31, 2014, respectively; Outstanding: 84,882 shares at March 31, 2015 and 83,853 shares at December 31, 2014, respectively	93	92
Additional paid-in capital	3,390,002	3,355,672
Accumulated deficit	(1,470,411)	(1,679,552)
Treasury stock, at cost, 7,679 shares at March 31, 2015 and December 31, 2014	(184,971)	(184,971)
Accumulated other comprehensive loss	(273,834)	(192,110)

Total stockholders’ equity	2,067,347	1,905,599
Non-controlling interests	4,234	4,146

Total equity	2,071,581	1,909,745

Total liabilities and equity	$6,148,371	$6,678,956

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$209,228	$(5,446)
Income (loss) from discontinued operations, net of tax	216,777	(2,596)

Loss from continuing operations	(7,549)	(2,850)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Tax benefit related to discontinued operations	—	1,211
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	3,946	4,028
Depreciation and amortization	74,368	83,820
Non-cash stock-based compensation expense	5,149	5,704
Impairment of inventory	78	589
Impairment of long-lived assets	(69)	161
Loss on disposition of fixed assets	1,391	1,527
Equity earnings of unconsolidated entities, net of tax	(3,959)	(5,352)
Deferred income taxes	(20,349)	(19,099)
Loss related to impairment and net loss on dispositions	34,792	—
Other non-cash items	5,923	(2,804)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(16,881)	25,146
Inventories, net	(31,168)	(12,705)
Prepaid expenses and other current assets	18,980	2,678
Accounts payable	(18,648)	3,551
Accrued expenses and other current liabilities	6,827	6,826
Other non-current liabilities	(21,117)	10,391
Cash paid for contingent consideration	(3,654)	(3,475)

Net cash provided by continuing operations	28,060	99,347
Net cash provided by discontinued operations	318	6,550

Net cash provided by operating activities	28,378	105,897

Cash Flows from Investing Activities:
Decrease in restricted cash	71	2,151
Purchases of property, plant and equipment	(25,647)	(24,831)
Proceeds from sale of property, plant and equipment	808	128
Cash received from disposition, net of cash divested	581,185	4,373
Cash received from sales of marketable securities	86	60
Cash paid for equity method investments	—	(507)
(Increase) decrease in other assets	913	(1,617)

Net cash provided by (used in) continuing operations	557,416	(20,243)
Net cash used in discontinued operations	(209)	(4,005)

Net cash provided by (used in) investing activities	557,207	(24,248)

Cash Flows from Financing Activities:
Cash paid for financing costs	(59)	(7)
Cash paid for contingent purchase price consideration	(4,696)	(4,045)
Proceeds from issuance of common stock, net of issuance costs	34,632	14,698
Proceeds from issuance of long-term debt	15	—
Payments on short-term debt	(321)	—
Payments on long-term debt	(463,011)	(15,562)
Net (payments) proceeds under revolving credit facilities	(127,050)	233
Cash paid for dividends	(5,323)	(5,323)
Excess tax benefits on exercised stock options	649	292
Principal payments on capital lease obligations	(1,484)	(1,620)

Net cash used in continuing operations	(566,648)	(11,334)
Net cash provided by (used in) discontinued operations	(76)	308

Net cash used in financing activities	(566,724)	(11,026)

Foreign exchange effect on cash and cash equivalents	(6,127)	495

Net increase in cash and cash equivalents	12,734	71,118
Cash and cash equivalents, beginning of period – continuing operations	378,461	355,431
Cash and cash equivalents, beginning of period – discontinued operations	23,300	6,476

Cash and cash equivalents, end of period	414,495	433,025
Less: Cash and cash equivalents of discontinued operations, end of period	—	7,959

Cash and cash equivalents of continuing operations, end of period	$414,495	$425,066

The accompanying notes are an integral part of these consolidated financial statements.

ALERE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation of Financial Information

The accompanying consolidated financial statements of Alere Inc. are unaudited. In the opinion of management, the unaudited consolidated financial statements contain all adjustments considered normal and recurring and necessary for their fair statement. Interim results are not necessarily indicative of results to be expected for the year. These interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, comprehensive income and cash flows. Our audited consolidated financial statements for the year ended December 31, 2014 included information and footnotes necessary for such presentation and were included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission, or SEC, on May 28, 2015. These unaudited consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2014.

Certain reclassifications of prior period amounts have been made in order to apply the presentation requirements to retrospectively present 2015 discontinued operations. These reclassifications of financial information related to discontinued operations have no effect on net income or equity.

As a result of the sale of our health management business in January 2015, which was the largest component of our patient self-testing reporting segment, we no longer report our financial information in four operating segments. Our current reportable operating segments are professional diagnostics, consumer diagnostics and corporate and other. Financial information by segment for the three months ended March 31, 2014 has been retroactively adjusted to reflect this change in reporting segments.

Certain amounts presented may not recalculate directly, due to rounding.

(2) Revision of Previously Reported Amounts

During the financial closing process for the three months ended March 31, 2015, management determined that we had incorrectly accounted for income taxes related to discontinued operations during 2014, including in connection with the divestiture of our health management business completed in January 2015 and another divestiture completed in October 2014. As a result, we restated our financial statements for the three and nine months ended September 30, 2014 and for the year ended December 31, 2014. In connection with those restatements, we corrected additional errors in 2012, 2013 and 2014 that we concluded were not material individually, or in the aggregate, to our previously issued financial statements.

Although management has determined that the errors individually, and in the aggregate, are not material to prior periods, the financial statements for the three and nine months ended March 31, 2014, included herein, have been adjusted to correct for the impact of these items. The adjustments recorded in connection with the revisions primarily relate to a $4.6 million decrease in general and administrative expense related to a change in the fair value of our contingent consideration obligations and a $4.2 million adjustment to revise the benefit from certain foreign tax credits which increased the provision for income taxes. The impacts of these revisions are shown in the tables below:

	Three Months Ended March 31, 2014
Revised Consolidated Statement of Operations (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Adjustment	As Revised
Cost of net product sales	$243,526	$(545)	$242,981
Cost of service revenue	$68,897	$1,464	$70,361
Cost of net product sales and services revenue	$312,423	$919	$313,342
Cost of net revenue	$313,962	$919	$314,881
Gross profit	$311,277	$(919)	$310,358
General and administrative	$109,415	$(5,796)	$103,619
Operating income	$30,119	$4,877	$34,996
Other income (expense), net	$5,282	$1,750	$7,032
Loss from continuing operations before benefit for income taxes	$(16,509)	$6,627	$(9,882)
Benefit for income taxes	$(5,158)	$3,478	$(1,680)
Loss from continuing operations before equity earnings of unconsolidated entities, net of tax	$(11,351)	$3,149	$(8,202)
Loss from continuing operations	$(5,999)	$3,149	$(2,850)
Net loss	$(8,595)	$3,149	$(5,446)
Net loss attributable to Alere Inc. and Subsidiaries	$(8,703)	$3,149	$(5,554)
Net loss available to common stockholders	$(13,953)	$3,149	$(10,804)
Basic and diluted loss per common share: Loss from continuing operations	$(0.14)	$0.04	$(0.10)
Basic and diluted net loss per common share: Net loss per common share	$(0.17)	$0.04	$(0.13)

	Three Months Ended March 31, 2014
Revised Consolidated Statement of Comprehensive Income (Loss) (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Adjustment	As Revised
Net loss	$(8,595)	$3,149	$(5,446)
Comprehensive loss	$(19,870)	$3,149	$(16,721)
Comprehensive loss attributable to Alere Inc. and Subsidiaries	$(19,978)	$3,149	$(16,829)

	Three Months Ended March 31, 2014
Revised Consolidated Statement of Cash Flows (in thousands)	As Previously Reported, Giving Effect to the Impact of Discontinued Operations	Adjustment	As Revised
Net loss	$(8,595)	$3,149	$(5,446)
Loss from continuing operations	$(5,999)	$3,149	$(2,850)
Deferred income taxes	$(21,729)	$2,630	$(19,099)
Prepaid expenses and other current assets	$4,428	$(1,750)	$2,678
Accrued expenses and other current liabilities	$7,035	$(209)	$6,826
Other non-current liabilities	$14,221	$(3,830)	$10,391
Net cash provided by continuing operations	$99,358	$(11)	$99,347
Net cash provided by operating activities	$105,908	$(11)	$105,897
Purchases of property, plant and equipment	$(24,842)	$11	$(24,831)
Net cash used in continuing operations	$(20,254)	$11	$(20,243)
Net cash used in investing activities	$(24,259)	$11	$(24,248)

The Company has reflected these revisions as applicable in its consolidated financial statements and also in the consolidating financial statements presented in Note 21.

(3) Discontinued Operations

On October 10, 2014, we completed the sale of our ACS subsidiary to ACS Acquisition, LLC (the “Purchaser”), pursuant to the terms of a Membership Interest Purchase Agreement with the Purchaser and Sumit Nagpal. In connection with the sale of ACS, we also agreed to sell our subsidiary Wellogic ME FZ – LLC (“Wellogic,” together with ACS, the “ACS Companies”) to the Purchaser, subject to the satisfaction of routine requirements of Dubai law relating to the transfer of equity. The ACS Companies were included in our patient self-testing segment prior to the sale. The purchase price for the ACS Companies consisted of cash proceeds of $2.00 at closing and contingent consideration of up to an aggregate of $7.0 million, consisting of (i) payments based on the gross revenues of the ACS Companies, (ii) payments to be made in connection with financing transactions by the Purchaser or the ACS Companies and (iii) payments to be made in connection with a sale by the Purchaser of the ACS Companies. In connection with the sale, we agreed to reimburse the Purchaser for up to $750,000 of the Purchaser’s and the ACS Companies’ transitional expenses. We accounted for our divestiture of the ACS Companies in accordance with ASC 205, Presentation of Financial Statements.

On January 9, 2015, we completed the sale of our health management business to OptumHealth Care Solutions for a purchase price of approximately $600.1 million, subject to a customary post-closing working capital adjustment. We used the net cash proceeds of the sale to repay $575.0 million in aggregate principal amount of outstanding indebtedness under our senior secured credit facility.

We accounted for our divestiture of the health management business in accordance with Accounting Standards Update, or ASU, No. 2014-08. The following assets and liabilities associated with the health management business have been segregated and classified as assets held for sale and liabilities related to assets held for sale, as appropriate, in the consolidated balance sheet as of December 31, 2014 (in thousands):

December 31, 2014
Assets
Cash and cash equivalents	$23,300
Restricted cash	361
Accounts receivable, net of allowances of $5,882 at December 31, 2014	50,902
Inventories, net	1,656
Deferred tax assets – current	6,939
Prepaid expenses and other current assets	3,857
Property, plant and equipment, net	57,595
Goodwill	82,665
Finite-lived intangible assets, net	82,428
Deferred tax assets – non-current	3,347
Other non-current assets	2,465

Total assets held for sale	$315,515

Liabilities
Current portion of capital lease obligations	$799
Accounts payable	5,654
Accrued expenses and other current liabilities	32,822
Capital lease obligations, net of current portion	365
Deferred tax liabilities – non-current	27,453
Other long-term liabilities	11,750

Total liabilities related to assets held for sale	$78,843

The following summarized financial information related to the businesses of the ACS Companies and the health management business, has been segregated from continuing operations and has been reported as discontinued operations in our consolidated statements of operations. The results of the health management business are included in both periods presented, given our January 9, 2015 divestiture of this business. The results of the ACS Companies are included in the three months ended March 31, 2014, given our October 31, 2014 divestiture of this business. The results are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net revenue	$7,373	$91,383
Cost of net revenue	(4,413)	(51,420)
Sales and marketing	(996)	(14,020)
General and administrative	(5,001)	(30,120)
Interest expense	(9)	(136)
Other income (expense), net	160	(559)
Gain on disposal	366,191	—

Income (loss) from discontinued operations before provision (benefit) for income taxes	363,305	(4,872)
Provision (benefit) for income taxes	146,528	(2,276)

Income (loss) from discontinued operations, net of tax	$216,777	$(2,596)

(4) Cash and Cash Equivalents

We consider all highly-liquid cash investments with original maturities of three months or less at the date of acquisition to be cash equivalents. At March 31, 2015, our cash equivalents consisted of money market funds.

(5) Inventories

Inventories are stated at the lower of cost (first in, first out) or market and are comprised of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$128,731	$122,886
Work-in-process	73,397	82,724
Finished goods	172,845	159,555

	$374,973	$365,165

(6) Stock-based Compensation

We recorded stock-based compensation expense in our consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively, as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of net revenue	$253	$287
Research and development	324	1,191
Sales and marketing	1,094	891
General and administrative	3,478	3,335

	5,149	5,704
Benefit for income taxes	(2,373)	(1,778)

Stock-based compensation, net of tax	$2,776	$3,926

(7) Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Basic and diluted net income (loss) per common share:
Numerator:
Loss from continuing operations	$(7,549)	$(2,850)
Preferred stock dividends	(5,250)	(5,250)

Loss from continuing operations attributable to common shares	(12,799)	(8,100)
Less: Net income attributable to non-controlling interest	88	108

Loss from continuing operations attributable to Alere Inc. and Subsidiaries	(12,887)	(8,208)
Income (loss) from discontinued operations	216,777	(2,596)

Net income (loss) available to common stockholders	$203,890	$(10,804)

Denominator:
Weighted-average common shares outstanding – basic and diluted	84,338	82,387

Basic and diluted net income (loss) per common share:
Loss from continuing operations attributable to Alere Inc. and Subsidiaries	$(0.15)	$(0.10)
Income (loss) from discontinued operations	2.57	(0.03)

Basic and diluted net income (loss) per common share	$2.42	$(0.13)

The following potential dilutive securities were not included in the calculation of diluted net income (loss) per common share because the inclusion thereof would be antidilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Denominator:
Options to purchase shares of common stock	7,882	11,143
Warrants	4	4
Conversion shares related to 3% convertible senior subordinated notes	3,411	3,411
Conversion shares related to subordinated convertible promissory notes	27	27
Conversion shares related to Series B convertible preferred stock	10,239	10,239
Common stock equivalents related to the settlement of a contingent consideration obligation	—	358

Total number of antidilutive potentially issuable shares of common stock excluded from diluted common shares outstanding	21,563	25,182

(8) Stockholders’ Equity and Non-controlling Interests

(a) Preferred Stock

For both the three months ended March 31, 2015 and 2014, Series B preferred stock dividends amounted to $5.3 million, which reduced earnings available to common stockholders for purposes of calculating net income (loss) per common share for each of the periods. As of March 31, 2015, $5.3 million of Series B preferred stock dividends was accrued. As of April 15, 2015, payments have been made covering all dividend periods through March 31, 2015.

The Series B preferred stock dividends for the three months ended March 31, 2015 and 2014 were paid in cash.

(b) Changes in Stockholders’ Equity and Non-controlling Interests

A summary of the changes in stockholders’ equity and non-controlling interests comprising total equity for the three months ended March 31, 2015 and 2014 is provided below (in thousands):

	Three Months Ended March 31,
	2015			2014
	Total Stockholders’ Equity	Non- controlling Interests	Total Equity	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
Equity, beginning of period	$1,905,599	$4,146	$1,909,745	$2,073,256	$4,882	$2,078,138
Issuance of common stock under employee compensation plans	34,632	—	34,632	14,698	—	14,698
Preferred stock dividends	(5,323)	—	(5,323)	(5,323)	—	(5,323)
Stock-based compensation expense	5,149	—	5,149	5,704	—	5,704
Excess tax benefits on exercised stock options	(126)	—	(126)	17	—	17
Net income (loss)	209,140	88	209,228	(5,554)	108	(5,446)
Total other comprehensive loss	(81,724)	—	(81,724)	(11,275)	—	(11,275)

Equity, end of period	$2,067,347	$4,234	$2,071,581	$2,071,523	$4,990	$2,076,513

(9) Restructuring

The following table sets forth aggregate restructuring charges recorded in our consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
Statement of Operations Caption	2015	2014
Cost of net revenue	$1,502	$833
Research and development	493	—
Sales and marketing	1,383	1,550
General and administrative	892	2,015

Total operating expenses	4,270	4,398
Interest expense, including amortization of original issue discounts and deferred financing costs	7	12

Total charges	$4,277	$4,410

(a) 2014 Restructuring Plans

In 2014, management developed world-wide cost reduction plans to reduce costs and improve operational efficiencies within our professional diagnostics and corporate and other business segments, primarily impacting our global sales and marketing, information technology, and research and development groups, as well as closing certain business locations in Europe and Asia. The following table summarizes the restructuring activities related to our 2014 restructuring plans for the three months ended March 31, 2015 and 2014 and since inception of these restructuring plans (in thousands):

	Three Months Ended March 31,		Since
Professional Diagnostics	2015	2014	Inception
Severance-related costs	$2,800	$2,364	$30,606
Facility and transition costs	1,426	34	4,886

Cash charges	4,226	2,398	35,492
Fixed asset and inventory impairments	9	750	10,961

Total charges	$4,235	$3,148	$46,453

	Three Months Ended March 31,		Since
Corporate and Other	2015	2014	Inception
Severance-related costs	$42	$87	$2,943
Facility and transition costs	(7)	8	11,328

Total cash charges	$35	$95	$14,271

We anticipate incurring approximately $5.6 million in additional costs under our 2014 restructuring plans related to our professional diagnostics business segment, primarily related to the closure of our manufacturing facility in Israel. We do not anticipate incurring significant additional costs in our corporate and other business segment. As of March 31, 2015, $3.4 million in severance and facility exit costs arising under our 2014 restructuring plans remain unpaid.

(b) Restructuring Plans Prior to 2014

In 2013, management developed cost reduction plans within our professional diagnostics segment impacting businesses in our United States, Europe and Asia Pacific regions. In 2011, management developed plans to consolidate operating activities among certain of our United States, European and Asia Pacific subsidiaries, including transferring the manufacturing of our Panbio products from Australia to our Standard Diagnostics facility in South Korea and eliminating redundant costs among our newly-acquired Axis-Shield subsidiaries. Additionally, in 2008, management developed and initiated plans to transition the Cholestech business to our San Diego, California facility.

The following table summarizes the restructuring activities within our professional diagnostics business segment related to our active 2013, 2011 and 2008 restructuring plans for the three months ended March 31, 2015 and 2014 and since inception of these plans (in thousands):

	Three Months Ended March 31,		Since
Professional Diagnostics	2015	2014	Inception
Severance-related costs	$—	$897	$26,926
Facility and transition costs	—	258	10,480
Other exit costs	7	12	805

Cash charges	7	1,167	38,211
Fixed asset and inventory impairments	—	—	6,776
Intangible asset impairments	—	—	686
Other non-cash charges	—	—	64

Total charges	$7	$1,167	$45,737

We do not anticipate incurring significant additional costs under these plans related to our professional diagnostics business segment. As of March 31, 2015, $0.6 million in cash charges remain unpaid, primarily related to facility lease obligations which are anticipated to continue through 2017.

(c) Restructuring Reserves

The following table summarizes our restructuring reserves related to the plans described above, of which $3.6 million is included in accrued expenses and other current liabilities and $0.4 million is included in other long-term liabilities on our accompanying consolidated balance sheets (in thousands):

	Severance- related Costs	Facility and Transition Costs	Other Exit Costs	Total
Balance, December 31, 2014	$4,590	$9,868	$290	$14,748
Cash charges	2,842	1,419	7	4,268
Payments	(5,330)	(9,230)	(31)	(14,591)
Currency adjustments	(276)	(145)	—	(421)

Balance, March 31, 2015	$1,826	$1,912	$266	$4,004

(10) Long-term Debt

We had the following long-term debt balances outstanding (in thousands):

	March 31, 2015	December 31, 2014
A term loans(1) (2) (4)	$608,123	$785,938
B term loans(1) (3) (4)	1,045,705	1,330,810
Revolving line of credit(1) (4)	—	127,000
7.25% Senior notes	450,000	450,000
6.5% Senior subordinated notes	425,000	425,000
8.625% Senior subordinated notes	400,000	400,000
3% Convertible senior subordinated notes	150,000	150,000
Other lines of credit	603	684
Other	39,715	40,828

	3,119,146	3,710,260
Less: Short-term debt and current portion	(95,299)	(88,875)

	$3,023,847	$3,621,385

(1)	Incurred under our secured credit facility.
(2)	Includes “A” term loans and “Delayed Draw” term loans under our secured credit facility.
(3)	Includes term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans under our secured credit facility, which term loans have been converted into and consolidated with the “B” term loans under our secured credit facility.
(4)	On May 15, 2015, we incurred an event of default under our secured credit facility when we failed to timely deliver these financial statements to our lenders. The default, which has since been cured, was not in existence on March 31, 2015.

In connection with our significant long-term debt issuances, we recorded interest expense, including amortization and write-offs of deferred financing costs and original issue discounts, in our accompanying consolidated statements of operations for the three months ended March 31, 2015 and 2014 as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Secured credit facility (1)	$19,462	$24,762
7.25% Senior notes	8,524	8,525
6.5% Senior subordinated notes	7,233	7,178
8.625% Senior subordinated notes	9,273	9,273
3% Convertible senior subordinated notes	1,246	1,246

	$45,738	$50,984

(1)	Includes “A” term loans, including the “Delayed-Draw” term loans; “B” term loans, including the term loans previously referred to as “Incremental B-1” term loans and “Incremental B-2” term loans, which term loans have been converted into and consolidated with the “B” term loans; and revolving line of credit loans. For the three months ended March 31, 2015 and 2014, the amounts include $0.4 million and $0.4 million, respectively, related to the amortization of fees paid for certain debt modifications.

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

Description	March 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$173	$173	$—	$—

Total assets	$173	$173	$—	$—

Liabilities:
Contingent consideration obligations (1)	$114,297	$—	$—	$114,297

Total liabilities	$114,297	$—	$—	$114,297

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Marketable securities	$259	$259	$—	$—

Total assets	$259	$259	$—	$—

Liabilities:
Contingent consideration obligations (1)	$139,671	$—	$—	$139,671

Total liabilities	$139,671	$—	$—	$139,671

(1)	We determine the fair value of the contingent consideration obligations based on a probability-weighted approach derived from earn-out criteria estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The measurement is based upon significant inputs not observable in the market. Significant increases or decreases in any of these inputs could result in a significantly higher or lower fair value measurement. Changes in the fair value of these contingent consideration obligations are recorded as income or expense within operating income in our consolidated statements of operations. See Note 16 for additional information on the valuation of our contingent consideration obligations.

Changes in the fair value of our Level 3 contingent consideration obligations during the three months ended March 31, 2015 were as follows (in thousands):

Fair value of contingent consideration obligations, December 31, 2014	$139,671
Payments	(9,798)
Present value accretion and adjustments	(14,035)
Reclassification to other liability account	(1,550)
Foreign currency adjustments	9

Fair value of contingent consideration obligations, March 31, 2015	$114,297

At March 31, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, restricted cash, receivables, accounts payable and other current liabilities approximated their estimated fair values.

The carrying amount and estimated fair value of our long-term debt were $3.1 billion and $3.2 billion, respectively, at March 31, 2015. The carrying amount and estimated fair value of our long-term debt were both $3.7 billion at December 31, 2014. The estimated fair value of our long-term debt was determined using market sources that were derived from available market information (Level 2 in the fair value hierarchy) and may not be representative of actual values that could have been or will be realized in the future.

(12) Defined Benefit Pension Plan

Our subsidiary in England, Unipath Ltd., has a defined benefit pension plan established for certain of its employees. The net periodic benefit costs are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Service cost	$—	$—
Interest cost	229	199
Expected return on plan assets	(235)	(188)
Amortization of prior service cost	336	110

Net periodic benefit cost	$330	$121

(13) Financial Information by Segment

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-making group is composed of the chief executive officer and members of senior management. As a result of the sale of our health management business in January 2015, which was the largest component of our patient self-testing reporting segment, we no longer report our financial information in four operating segments. Our current reportable operating segments are professional diagnostics, consumer diagnostics, and corporate and other. The information below for the three months ended March 31, 2014 has been retroactively adjusted to reflect this change in reporting segments. Our operating results include license and royalty revenue which are allocated to professional diagnostics and consumer diagnostics on the basis of the original license or royalty agreement. We evaluate performance of our operating segments based on revenue and operating income (loss). Segment information for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Professional Diagnostics	Consumer Diagnostics	Corporate and Other	Total
Three Months Ended March 31, 2015:
Net revenue	$586,185	$21,968	$—	$608,153
Operating income (loss)	$49,790	$2,204	$(24,587)	$27,407
Impairment and (gain) loss on dispositions, net	$34,792	$—	$—	$34,792
Depreciation and amortization	$72,423	$711	$1,234	$74,368
Restructuring charges	$4,235	$—	$35	$4,270
Stock-based compensation	$—	$—	$5,149	$5,149
Three Months Ended March 31, 2014:
Net revenue	$602,937	$22,302	$—	$625,239
Operating income (loss)	$55,478	$699	$(21,181)	$34,996
Depreciation and amortization	$82,406	$780	$634	$83,820
Restructuring charges	$4,303	$—	$95	$4,398
Stock-based compensation	$—	$—	$5,704	$5,704
Assets:
As of March 31, 2015	$5,842,150	$225,696	$80,525	$6,148,371
As of December 31, 2014	$6,323,944	$216,451	$138,561	$6,678,956

The following tables summarize our net revenue from the professional diagnostics reporting segment by groups of similar products and services for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Cardiometabolic	$202,843	$213,963
Infectious disease	178,756	167,613
Toxicology	148,756	155,533
Other	51,132	60,616

Total professional diagnostics net product sales and services revenue	581,487	597,725
License and royalty revenue	4,698	5,212

Total professional diagnostics net revenue	$586,185	$602,937

(14) Related Party Transactions

(a) SPD Joint Venture

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

We had a net payable to SPD of $3.5 million as of March 31, 2015 and a net payable to SPD of $4.0 million as of December 31, 2014. Included in the $3.5 million payable balance as of March 31, 2015 is a receivable of approximately $1.5 million for costs incurred in connection with our 2008 SPD-related restructuring plans. Included in the $4.0 million payable balance as of December 31, 2014 is approximately $1.6 million of costs incurred in connection with our 2008 SPD-related restructuring plans. We have also recorded a long-term receivable totaling approximately $10.4 million and $10.9 million as of March 31, 2015 and December 31, 2014, respectively, related to the 2008 SPD-related restructuring plans. Additionally, customer receivables associated with revenue earned after the formation of the joint venture have been classified as other receivables within prepaid and other current assets on our consolidated balance sheets in the amount of $7.7 million and $9.6 million as of March 31, 2015 and December 31, 2014, respectively. In connection with the joint venture arrangement, the joint venture bears the collection risk associated with these receivables. Sales to the joint venture under our manufacturing agreement totaled $19.5 million and $20.6 million during the three-month periods ended March 31, 2015 and 2014, respectively. Additionally, services revenue generated pursuant to the long-term services agreement with the joint venture totaled $0.3 million and $0.4 million during the three-month periods ended March 31, 2015 and 2014, respectively. Sales under our manufacturing agreement and long-term services agreement are included in net product sales and services revenue, respectively, in our accompanying consolidated statements of operations.

Under the terms of our product supply agreement, SPD purchases products from our manufacturing facilities in China. SPD in turn sells a portion of those tests back to us for final assembly and packaging. Once packaged, a portion of the tests are sold to P&G for distribution to third-party customers in North America. As a result of these related transactions, we have recorded $6.1 million and $10.5 million of trade receivables which are included in accounts receivable on our consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively, and $31.2 million and $30.8 million of trade accounts payable which are included in accounts payable on our consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

The following table summarizes our related party balances with SPD within our consolidated balance sheets (in thousands):

Balance Sheet Caption	March 31, 2015	December 31, 2014
Accounts receivable, net of allowances	$6,139	$10,465
Prepaid expenses and other current assets	$7,659	$9,635
Deferred financing costs, net, and other non-current assets	$10,385	$10,875
Accounts payable	$34,671	$34,816

(b) Entrustment Loan Arrangement with SPD Shanghai

Our subsidiary Alere (Shanghai) Diagnostics Co., Ltd., or Alere Shanghai, and SPD’s subsidiary SPD Trading (Shanghai) Co., Ltd., or SPD Shanghai, entered into an entrustment loan arrangement for a maximum of CNY 23 million (approximately $3.8 million at March 31, 2015), in order to finance the latter’s short-term working capital needs, with the Royal Bank of Scotland (China) Co., Ltd. Shanghai Branch, or RBS. The agreement governs the setting up of an Entrustment Loan Account with RBS, into which Alere Shanghai deposits certain monies. This restricted cash account provides a guarantee to RBS of amounts borrowed from RBS by SPD Shanghai. The Alere Shanghai RBS account is recorded as restricted cash on our balance sheet and amounted to $3.8 million at March 31, 2015.

(15) Other Arrangements

In September 2014, we entered into a contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority, or BARDA, to develop diagnostic countermeasures for pandemic influenza. Under the terms of the 3.5 year contract, BARDA will provide up to $12.9 million to us to support the development of a rapid, molecular, low-cost influenza diagnostic device with PCR-like performance at the point-of-care. The project is designed to help support future preparedness and medical response to an influenza pandemic. Funding from BARDA is subject to successful completion of various interim feasibility and development milestones as defined in the agreement. For the three months ended March 31, 2015, we had incurred $0.5 million of qualified expenditures under the contract, for which we had received cash reimbursement from BARDA in the amount of $0.3 million, and $0.1 million was recorded as a receivable as of that date. Reimbursements of qualified expenditures under this contract are recorded as a reduction of our related qualified research and development expenditures.

In February 2013, we entered into an agreement with the Bill and Melinda Gates Foundation, or the Gates Foundation, whereby we were awarded a grant by the Gates Foundation in the amount of $21.6 million to support the development and commercialization of a validated, low-cost, nucleic-acid assay for clinical Tuberculosis, or TB, detection and drug-resistance test cartridges and adaptation of an analyzer platform capable of operation in rudimentary laboratories in low-resource settings. In connection with this agreement, we also entered into a loan agreement with the Gates Foundation, or the Gates Loan Agreement, which provides for the making of subordinated term loans by the Gates Foundation to us from time to time, subject to the achievement of certain milestones, in an aggregate principal amount of up to $20.6 million. Funding under the Gates Loan Agreement will be used in connection with the purchase of equipment for an automated high-throughput manufacturing line and other uses as necessary for the manufacture of the TB and HIV-related products. All loans under the Gates Loan Agreement are evidenced by promissory notes that we have executed and delivered to the Gates Foundation, bear interest at the rate of 3% per annum and, except to the extent earlier repaid by us, mature and are required to be repaid in full on December 31, 2019. As of March 31, 2015, we had borrowed no amounts under the Gates Loan Agreement. As of March 31, 2015, we had received approximately $17.4 million in grant-related funding from the Gates Foundation, which was recorded as restricted cash and deferred grant funding. The deferred grant funding is classified within accrued expenses and other current liabilities on our accompanying consolidated balance sheet. As qualified expenditures are incurred under the terms of the grant, we use the deferred funding to recognize a reduction of our related qualified research and development expenditures. For each of the three months ended March 31, 2015 and 2014, we incurred $2.1 million of qualified expenditures, for which we reduced our deferred grant funding balance and recorded an offset to our research and development expenses.

(16) Commitments and Contingencies

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

The following table summarizes our contractual contingent purchase price consideration obligations related to certain of our acquisitions, as follows (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of March 31, 2015		Remaining Earn-out Period as of March 31, 2015		Estimated Fair Value as of March 31, 2015	Estimated Fair Value as of December 31, 2014	Payments Made During 2015
TwistDx, Inc.(1)	March 11, 2010	$35,600	$103,552		2015 – 2025	(5)	$36,200	$41,100	$5,072
Ionian Technologies, Inc. (2)	July 12, 2010	$24,500	$50,000		2015		25,200	24,500	—
DiagnosisOne, Inc. (3)	July 31, 2012	$22,300	$—		—		—	21,000	4,450
Epocal(4)	February 1, 2013	$75,000	$65,500		2015 – 2018		47,500	47,200	—
Other	Various	$43,854	$—	(6)	2015 – 2016		5,397	5,871	276

							$114,297	$139,671	$9,798

(1)	The terms of the acquisition agreement require us to pay an earn-out upon successfully meeting certain revenue and product development targets through 2025.
(2)	The terms of the acquisition agreement require us to pay earn-outs upon successfully meeting multiple product development milestones during the five years following the acquisition.
(3)	On March 25, 2015, the remaining earn-out was settled for $6.0 million, of which $4.5 million was paid on March 27, 2015. The outstanding balance of $1.5 million is accrued as of March 31, 2015 and is reflected in other current liabilities on our accompanying consolidated balance sheet as of that date. The remaining $15 million was reversed and recorded as a credit to general and administrative expenses.
(4)	The terms of the acquisition agreement require us to pay earn-outs and management incentive payments upon successfully meeting certain product development and United States Food and Drug Administration regulatory approval milestones from the date of acquisition through December 31, 2018.
(5)	The maximum earn-out period ends on the fifteenth anniversary of the acquisition date.
(6)	The maximum remaining earn-out potential for the other acquisitions is not determinable due to the nature of one of the earn-outs, which is tied to an unlimited revenue metric.

(17) Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that we adopt as of the specified effective date. For a discussion of new accounting standards, please see Note 4, Summary of Significant Accounting Policies, to our consolidated financial statements included within our Annual Report on Form 10-K/A for the year ended December 31, 2014.

(18) Equity Investments

We account for the results from our equity investments under the equity method of accounting in accordance with Accounting Standards Codification, or ASC, 323, Investments—Equity Method and Joint Ventures, based on the percentage of our ownership interest in the business. Our equity investments primarily include the following:

(a) SPD

We recorded earnings of $3.6 million and $5.1 million during the three months ended March 31, 2015 and 2014, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our 50% share of SPD’s net income for the respective periods.

(b) TechLab

We own 49% of TechLab, Inc., or TechLab, a privately-held developer, manufacturer and distributor of rapid non-invasive intestinal diagnostics tests in the areas of intestinal inflammation, antibiotic-associated diarrhea and parasitology. We recorded earnings of $0.4 million and $0.3 million during the three months ended March 31, 2015 and 2014, respectively, in equity earnings of unconsolidated entities, net of tax, in our accompanying consolidated statements of operations, which represented our minority share of TechLab’s net income for the respective periods.

Summarized financial information for SPD and TechLab on a combined basis is as follows (in thousands):

	Three Months Ended March 31,
Combined Condensed Results of Operations:	2015	2014
Net revenue	$47,857	$48,933

Gross profit	$33,271	$42,980

Net income after taxes	$8,057	$10,830

Combined Condensed Balance Sheet:	March 31, 2015	December 31, 2014
Current assets	$90,482	$90,546
Non-current assets	32,774	33,697

Total assets	$123,256	$124,243

Current liabilities	$31,455	$35,954
Non-current liabilities	6,145	5,884

Total liabilities	$37,600	$41,838

(19) Impairment and (Gain) Loss on Dispositions, Net

In March 2015, we sold certain assets of our AdnaGen GmbH business located in Langenhagen, Germany, which was part of our professional diagnostics reporting unit and business segment, for approximately $4.6 million in cash proceeds and, as a result of this transaction, we recorded a gain of $0.3 million during the first quarter of 2015.

In March 2015, we sold our Gesellschaft fur Patientenhilfe DGP GmbH subsidiary located in Munich, Germany, which was part of our professional diagnostics reporting unit and business segment, for €7.6 million (approximately $8.2 million at March 31, 2015) and, as a result of this transaction, we recorded a loss on disposition of $7.6 million during the first quarter of 2015.

In March 2015, our management decided to close our Alere Analytics business located in Lowell, Massachusetts, which is part of our professional diagnostics reporting unit and business segment. In connection with this decision, during the three months ended March 31, 2015, we recorded an impairment charge of $26.7 million, including the write-off of $26.2 million of acquisition-related intangible assets and $0.5 million of fixed assets.

In December 2014, our management decided to close our Alere Connect, LLC subsidiary located in Scottsdale, Arizona, which is part of our professional diagnostics reporting unit and business segment. During the three months ended March 31, 2015, in connection with this decision, we recorded an impairment charge of $0.7 million, consisting primarily of severance costs and other closure-related expenses.

The financial results for the above businesses are immaterial to our consolidated financial results.

(20) Direct-response Advertising

In connection with our mail order diabetes business, we incurred direct-response advertising and associated costs in connection with the placement of advertisements. Direct-response advertising and associated costs payable to third parties for the period presented are capitalized and amortized to selling, general and administrative expenses on an accelerated basis in the month following the broadcast month. Management assesses the realizability of the amounts of direct-response advertising costs reported as assets at each balance sheet date by comparing the net carrying value of capitalized advertising to the net present value of estimated future orders expected to result directly from such advertising. Advertising that does not meet the capitalization requirements is expensed in the current period.

Any change in existing accounting rules or a business change that impacts expected future orders or that shortens the period over which such net future benefits are estimated to be realized could result in accelerated charges against our earnings. In addition, new or different marketing initiatives that may not qualify for direct-response advertising could result in accelerated charges against our earnings. Whether there is an impairment loss or not is determined by comparing the net carrying value of direct-response advertising costs capitalized as assets at each balance sheet date to the probable remaining future orders expected to result directly from such advertising. If the net carrying value of the assets exceeds the probable remaining future orders expected to result directly from such assets, an impairment loss is recognized in an amount equal to that excess. Future benefits are determined by calculating the net present value of estimated future orders per cost pool. Net present value is calculated based upon the value of an order multiplied by the estimated future orders. Estimate of future orders is determined based on historical customer reorder rates. We perform the impairment test of our direct-response advertising asset in the quarter following the advertising broadcast quarter.

(21) Benefit for Income Taxes

The benefit for income taxes increased by $7.1 million to a $8.8 million benefit for the three months ended March 31, 2015, from a $1.7 million benefit for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 and 2014 was 43% and 17.0%, respectively. Our effective tax rate is based on our year-to-date results and projected income (loss) and is primarily impacted by changes in the geographical mix of consolidated pre-tax income (loss) as well as items that are accounted for discretely in the quarter. The increase in the effective tax rate from the three months ended March 31, 2014 to the three months ended March 31, 2015 is primarily a result of our year-to-date results and the impact of discrete items on our year-to-date results.

(22) Guarantor Financial Information

Our 7.25% senior notes due 2018, our 8.625% senior subordinated notes due 2018 and our 6.5% senior subordinated notes due 2020 are guaranteed by certain of our consolidated 100% owned subsidiaries, or the Guarantor Subsidiaries. The guarantees are full and unconditional and joint and several. The following supplemental financial information sets forth, on a consolidating basis, balance sheets as of March 31, 2015 and December 31, 2014, the related statements of operations, statements of comprehensive loss and cash flows for each of the three months ended March 31, 2015 and 2014, respectively, for Alere Inc., the Guarantor Subsidiaries and our other subsidiaries, or the Non-Guarantor Subsidiaries. The supplemental financial information reflects the investments of Alere Inc. and the Guarantor Subsidiaries in the Guarantor and Non-Guarantor Subsidiaries using the equity method of accounting.

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

For comparative purposes, certain amounts for prior periods have been reclassified to conform to the current period classification. Prior periods have been presented on a basis that is consistent with the current period, giving retrospective effect to the impact of discontinued operations.

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$217,208	$323,197	$(60,806)	$479,599
Services revenue	—	108,057	15,799	—	123,856

Net product sales and services revenue	—	325,265	338,996	(60,806)	603,455
License and royalty revenue	—	3,197	4,363	(2,862)	4,698

Net revenue	—	328,462	343,359	(63,668)	608,153

Cost of net product sales	416	113,191	180,046	(55,016)	238,637
Cost of services revenue	50	74,037	8,395	(6,901)	75,581

Cost of net product sales and services revenue	466	187,228	188,441	(61,917)	314,218
Cost of license and royalty revenue	(40)	808	4,044	(2,862)	1,950

Cost of net revenue	426	188,036	192,485	(64,779)	316,168

Gross profit (loss)	(426)	140,426	150,874	1,111	291,985
Operating expenses:
Research and development	2,302	14,919	10,795	—	28,016
Sales and marketing	1,260	53,227	54,592	—	109,079
General and administrative	20,523	37,770	34,398	—	92,691
Impairment and (gain) loss on dispositions, net	36,523	30,608	(32,339)	—	34,792

Operating income (loss)	(61,034)	3,902	83,428	1,111	27,407
Interest expense, including amortization of original issue discounts and deferred financing costs	(46,098)	(3,285)	(4,043)	6,995	(46,431)
Other income (expense), net	3,647	4,299	(2,221)	(6,995)	(1,270)

Income (loss) from continuing operations before provision (benefit) for income taxes	(103,485)	4,916	77,164	1,111	(20,294)
Provision (benefit) for income taxes	(20,667)	1,820	9,715	346	(8,786)

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(82,818)	3,096	67,449	765	(11,508)
Equity in earnings of subsidiaries, net of tax	72,933	—	—	(72,933)	—
Equity earnings of unconsolidated entities, net of tax	424	—	3,568	(33)	3,959

Income (loss) from continuing operations	(9,461)	3,096	71,017	(72,201)	(7,549)
Income (loss) from discontinued operations, net of tax	218,689	(1,912)	—	—	216,777

Net income	209,228	1,184	71,017	(72,201)	209,228
Less: Net income attributable to non-controlling interests	—	—	88	—	88

Net income attributable to Alere Inc. and Subsidiaries	209,228	1,184	70,929	(72,201)	209,140
Preferred stock dividends	(5,250)	—	—	—	(5,250)

Net income available to common stockholders	$203,978	$1,184	$70,929	$(72,201)	$203,890

CONSOLIDATING STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net product sales	$—	$209,284	$335,738	$(53,703)	$491,319
Services revenue	—	110,651	18,057	—	128,708

Net product sales and services revenue	—	319,935	353,795	(53,703)	620,027
License and royalty revenue	—	3,484	5,019	(3,291)	5,212

Net revenue	—	323,419	358,814	(56,994)	625,239

Cost of net product sales	688	111,018	183,760	(52,485)	242,981
Cost of services revenue	73	67,708	8,001	(5,421)	70,361

Cost of net product sales and services revenue	761	178,726	191,761	(57,906)	313,342
Cost of license and royalty revenue	—	92	4,738	(3,291)	1,539

Cost of net revenue	761	178,818	196,499	(61,197)	314,881

Gross profit (loss)	(761)	144,601	162,315	4,203	310,358
Operating expenses:
Research and development	5,615	14,845	18,239	—	38,699
Sales and marketing	1,868	60,939	70,237	—	133,044
General and administrative	18,756	36,069	48,794	—	103,619

Operating income (loss)	(27,000)	32,748	25,045	4,203	34,996
Interest expense, including amortization of original issue discounts and deferred financing costs	(51,258)	(5,494)	(4,544)	9,386	(51,910)
Other income (expense), net	4,694	5,959	5,823	(9,444)	7,032

Income (loss) before provision (benefit) for income taxes	(73,564)	33,213	26,324	4,145	(9,882)
Provision (benefit) for income taxes	(32,316)	20,619	8,559	1,458	(1,680)

Income (loss) from continuing operations before equity in earnings of subsidiaries and unconsolidated entities, net of tax	(41,248)	12,594	17,765	2,687	(8,202)
Equity in earnings of subsidiaries, net of tax	35,069	68	—	(35,137)	—
Equity earnings of unconsolidated entities, net of tax	405	—	5,064	(117)	5,352

Income (loss) on continuing operations	(5,774)	12,662	22,829	(32,567)	(2,850)
Income (loss) from discontinued operations, net of tax	328	(3,759)	835	—	(2,596)

Net income (loss)	(5,446)	8,903	23,664	(32,567)	(5,446)
Less: Net income attributable to non-controlling interests	—	—	108	—	108

Net income (loss) attributable to Alere Inc. and Subsidiaries	(5,446)	8,903	23,556	(32,567)	(5,554)
Preferred stock dividends	(5,250)	—	—	—	(5,250)

Net income (loss) available to common stockholders	$(10,696)	$8,903	$23,556	$(32,567)	$(10,804)

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income	$209,228	$1,184	$71,017	$(72,201)	$209,228

Other comprehensive loss, before tax:
Changes in cumulative translation adjustment	(657)	(572)	(79,113)	—	(80,342)
Minimum pension liability adjustment	—	—	(1,382)	—	(1,382)

Other comprehensive loss, before tax	(657)	(572)	(80,495)	—	(81,724)
Income tax benefit related to items of other comprehensive income (loss)	—	—	—	—	—

Other comprehensive loss, net of tax	(657)	(572)	(80,495)	—	(81,724)

Comprehensive income (loss)	208,571	612	(9,478)	(72,201)	127,504
Less: Comprehensive income attributable to non-controlling interests	—	—	88	—	88

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$208,571	$612	$(9,566)	$(72,201)	$127,416

CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended March 31, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$(5,446)	$8,903	$23,664	$(32,567)	$(5,446)

Other comprehensive income (loss), before tax:
Changes in cumulative translation adjustment	157	(129)	(11,368)	—	(11,340)
Unrealized losses on available for sale securities	—	(17)	—	—	(17)
Unrealized gains on hedging instruments	—	—	8	—	8
Minimum pension liability adjustment	—	—	74	—	74

Other comprehensive income (loss), before tax	157	(146)	(11,286)	—	(11,275)
Income tax benefit related to items of other comprehensive loss	—	—	—	—	—

Other comprehensive income (loss), net of tax	157	(146)	(11,286)	—	(11,275)

Comprehensive income (loss)	(5,289)	8,757	12,378	(32,567)	(16,721)
Less: Comprehensive income attributable to non-controlling interests	—	—	108	—	108

Comprehensive income (loss) attributable to Alere Inc. and Subsidiaries	$(5,289)	$8,757	$12,270	$(32,567)	$(16,829)

CONSOLIDATING BALANCE SHEET

March 31, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$13,827	$87,557	$313,111	$—	$414,495
Restricted cash	3,094	—	34,312	—	37,406
Marketable securities	—	173	—	—	173
Accounts receivable, net of allowances	—	190,217	281,446	—	471,663
Inventories, net	—	194,768	200,614	(20,409)	374,973
Deferred tax assets	(37,763)	29,263	31,114	—	22,614
Prepaid expenses and other current assets	24,096	18,365	70,838	4,625	117,924
Assets held for sale	—	—	—	—	—
Intercompany receivables	614,397	629,354	44,793	(1,288,544)	—

Total current assets	617,651	1,149,697	976,228	(1,304,328)	1,439,248
Property, plant and equipment, net	27,988	222,584	196,114	19	446,705
Goodwill	—	1,790,956	1,089,208	—	2,880,164
Other intangible assets with indefinite lives	—	8,139	32,123	(59)	40,203
Finite-lived intangible assets, net	5,649	688,605	479,612	—	1,173,866
Deferred financing costs, net and other non-current assets	36,867	4,870	19,825	(85)	61,477
Investments in subsidiaries	3,235,062	179,176	58,132	(3,472,370)	—
Investments in unconsolidated entities	14,677	14,765	52,853	13,256	95,551
Deferred tax assets	—	—	8,612	—	8,612
Non-current income tax receivable	2,545	—	—	—	2,545
Intercompany notes receivables	2,040,842	713,417	46,976	(2,801,235)	—

Total assets	$5,981,281	$4,772,209	$2,959,683	$(7,564,802)	$6,148,371

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$68,711	$—	$26,588	$—	$95,299
Current portion of capital lease obligations	—	2,185	2,887	—	5,072
Accounts payable	13,811	81,095	101,074	—	195,980
Accrued expenses and other current liabilities	(481,993)	615,859	228,532	2,494	364,892
Intercompany payables	794,586	255,402	238,558	(1,288,546)	—

Total current liabilities	395,115	954,541	597,639	(1,286,052)	661,243

Long-term liabilities:
Long-term debt, net of current portion	3,018,829	—	5,018	—	3,023,847
Capital lease obligations, net of current portion	—	2,330	5,417	—	7,747
Deferred tax liabilities	(37,773)	217,479	66,150	7	245,863
Other long-term liabilities	41,796	46,019	50,360	(85)	138,090
Intercompany notes payables	495,967	1,258,851	1,046,416	(2,801,234)	—

Total long-term liabilities	3,518,819	1,524,679	1,173,361	(2,801,312)	3,415,547

Stockholders’ equity	2,067,347	2,292,989	1,184,449	(3,477,438)	2,067,347
Non-controlling interests	—	—	4,234	—	4,234

Total equity	2,067,347	2,292,989	1,188,683	(3,477,438)	2,071,581

Total liabilities and equity	$5,981,281	$4,772,209	$2,959,683	$(7,564,802)	$6,148,371

CONSOLIDATING BALANCE SHEET

December 31, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,149	$69,154	$307,158	$—	$378,461
Restricted cash	5,012	—	32,559	—	37,571
Marketable securities	—	259	—	—	259
Accounts receivable, net of allowances	—	192,775	273,331	—	466,106
Inventories, net	—	191,323	195,606	(21,764)	365,165
Deferred tax assets	36,347	44,961	31,265	—	112,573
Prepaid expenses and other current assets	9,800	31,410	88,695	2,508	132,413
Assets held for sale	1,361	284,369	29,785	—	315,515
Intercompany receivables	404,990	888,688	55,923	(1,349,601)	—

Total current assets	459,659	1,702,939	1,014,322	(1,368,857)	1,808,063
Property, plant and equipment, net	30,547	218,613	204,188	222	453,570
Goodwill	—	1,795,663	1,131,003	—	2,926,666
Other intangible assets with indefinite lives	—	9,287	34,422	(58)	43,651
Finite-lived intangible assets, net	6,104	742,760	527,580	—	1,276,444
Deferred financing costs, net and other non-current assets	40,992	5,334	21,541	(35)	67,832
Investments in subsidiaries	3,740,004	179,315	58,067	(3,977,386)	—
Investments in unconsolidated entities	13,987	14,765	49,608	13,333	91,693
Deferred tax assets	—	—	8,569	—	8,569
Non-current income tax receivable	2,468	—	—	—	2,468
Intercompany notes receivables	2,028,701	649,444	46,676	(2,724,821)	—

Total assets	$6,322,462	$5,318,120	$3,095,976	$(8,057,602)	$6,678,956

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$61,700	$2	$27,173	$—	$88,875
Current portion of capital lease obligations	—	1,045	3,196	—	4,241
Accounts payable	21,402	81,741	110,449	—	213,592
Accrued expenses and other current liabilities	(536,286)	663,221	248,604	(45)	375,494
Liabilities related to assets held for sale	1,094	77,749	—	—	78,843
Intercompany payables	902,576	198,788	248,237	(1,349,601)	—

Total current liabilities	450,486	1,022,546	637,659	(1,349,646)	761,045

Long-term liabilities:
Long-term debt, net of current portion	3,615,759	—	5,626	—	3,621,385
Capital lease obligations, net of current portion	—	4,097	6,463	—	10,560
Deferred tax liabilities	(107,844)	252,944	69,457	82	214,639
Other long-term liabilities	42,762	46,865	71,988	(33)	161,582
Intercompany notes payables	415,700	1,276,245	1,032,876	(2,724,821)	—

Total long-term liabilities	3,966,377	1,580,151	1,186,410	(2,724,772)	4,008,166

Stockholders’ equity	1,905,599	2,715,423	1,267,761	(3,983,184)	1,905,599
Non-controlling interests	—	—	4,146	—	4,146

Total equity	1,905,599	2,715,423	1,271,907	(3,983,184)	1,909,745

Total liabilities and equity	$6,322,462	$5,318,120	$3,095,976	$(8,057,602)	$6,678,956

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2015

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$209,228	$1,184	$71,017	$(72,201)	$209,228
Income (loss) from discontinued operations, net of tax	218,689	(1,912)	—	—	216,777

Income (loss) from continuing operations	(9,461)	3,096	71,017	(72,201)	(7,549)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Equity in earnings of subsidiaries, net of tax	(72,933)	—	—	72,933	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	3,917	7	22	—	3,946
Depreciation and amortization	1,650	42,097	30,608	13	74,368
Non-cash stock-based compensation expense	2,435	1,239	1,475	—	5,149
Impairment of inventory	—	133	(55)	—	78
Impairment of long-lived assets	—	28	(97)	—	(69)
Loss on disposition of fixed assets	—	1,346	45	—	1,391
Equity earnings of unconsolidated entities, net of tax	(424)	—	(3,568)	33	(3,959)
Deferred income taxes	9	(21,021)	318	345	(20,349)
Loss related to impairment and net (gain) on dispositions	36,523	30,608	(32,339)	—	34,792
Other non-cash items	1,686	(749)	4,987	(1)	5,923
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	2,558	(19,439)	—	(16,881)
Inventories, net	—	(13,803)	(16,052)	(1,313)	(31,168)
Prepaid expenses and other current assets	(4,680)	13,671	15,179	(5,190)	18,980
Accounts payable	(7,637)	(470)	(10,541)	—	(18,648)
Accrued expenses and other current liabilities	(1,531)	12,716	(9,970)	5,612	6,827
Other non-current liabilities	(5,980)	(197)	(14,467)	(473)	(21,117)
Cash paid for contingent consideration	(3,641)	—	(13)	—	(3,654)
Intercompany payable (receivable)	49,312	(57,097)	7,784	1	—

Net cash provided by (used in) continuing operations	(10,755)	14,162	24,894	(241)	28,060
Net cash provided by discontinued operations	—	318	—	—	318

Net cash provided by (used in) operating activities	(10,755)	14,480	24,894	(241)	28,378

Cash Flows from Investing Activities:
(Increase) decrease in restricted cash	1,919	—	(1,848)	—	71
Purchases of property, plant and equipment	(3,274)	(10,154)	(12,409)	190	(25,647)
Proceeds from sale of property, plant and equipment	—	—	808	—	808
Cash received from (used in) disposition, net of cash divested	587,637	(8,584)	2,132	—	581,185
Cash received from sales of marketable securities	—	86	—	—	86
Decrease in other assets	348	362	152	51	913

Net cash provided by (used in) continuing operations	586,630	(18,290)	(11,165)	241	557,416
Net cash used in discontinued operations	—	(209)	—	—	(209)

Net cash provided by (used in) investing activities	586,630	(18,499)	(11,165)	241	557,207

Cash Flows from Financing Activities:
Cash paid for financing costs	(59)	—	—	—	(59)
Cash paid for contingent purchase price consideration	(3,953)	—	(743)	—	(4,696)
Proceeds from issuance of common stock, net of issuance costs	34,632	—	—	—	34,632
Proceeds from issuance of long-term debt	—	—	15	—	15
Payments on short-term debt	—	—	(321)	—	(321)
Payments on long-term debt	(463,000)	—	(11)	—	(463,011)
Net payments under revolving credit facilities	(127,000)	—	(50)	—	(127,050)
Cash paid for dividends	(5,323)	—	—	—	(5,323)
Excess tax benefits on exercised stock options	506	32	111	—	649
Principal payments on capital lease obligations	—	(627)	(857)	—	(1,484)

Net cash used in continuing operations	(564,197)	(595)	(1,856)	—	(566,648)
Net cash used in discontinued operations	—	(76)	—	—	(76)

Net cash used in financing activities	(564,197)	(671)	(1,856)	—	(566,724)

Foreign exchange effect on cash and cash equivalents	—	(207)	(5,920)	—	(6,127)

Net increase (decrease) in cash and cash equivalents	11,678	(4,897)	5,953	—	12,734
Cash and cash equivalents, beginning of period – continuing operations	2,149	69,154	307,158	—	378,461
Cash and cash equivalents, beginning of period – discontinued operations	—	23,300	—	—	23,300

Cash and cash equivalents of continuing operations, end of period	$13,827	$87,557	$313,111	$—	$414,495

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2014

(in thousands)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(5,446)	$8,903	$23,664	$(32,567)	$(5,446)
Income (loss) from discontinued operations, net of tax	328	(3,759)	835	—	(2,596)

Income (loss) from continuing operations	(5,774)	12,662	22,829	(32,567)	(2,850)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Tax benefit related to discontinued operations	—	1,737	(526)	—	1,211
Equity in earnings of subsidiaries, net of tax	(35,069)	(68)	—	35,137	—
Non-cash interest expense, including amortization of original issue discounts and deferred financing costs	3,857	12	159	—	4,028
Depreciation and amortization	1,399	44,180	38,165	76	83,820
Non-cash stock-based compensation expense	2,407	1,093	2,204	—	5,704
Impairment of inventory	—	—	589	—	589
Impairment of long-lived assets	—	—	161	—	161
Loss on disposition of fixed assets	—	1,465	62	—	1,527
Equity earnings of unconsolidated entities, net of tax	(405)	—	(5,064)	117	(5,352)
Deferred income taxes	(19,028)	1,508	(3,037)	1,458	(19,099)
Other non-cash items	—	2,052	(4,856)	—	(2,804)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	—	(6,573)	31,719	—	25,146
Inventories, net	—	(8,536)	(105)	(4,064)	(12,705)
Prepaid expenses and other current assets	(26,287)	22,016	11,252	(4,303)	2,678
Accounts payable	(4,305)	10,394	(2,538)	—	3,551
Accrued expenses and other current liabilities	22,109	(6,440)	(9,198)	355	6,826
Other non-current liabilities	9,099	1,158	(3,820)	3,954	10,391
Cash paid for contingent consideration	(3,417)	—	(58)	—	(3,475)
Intercompany payable (receivable)	67,749	(70,945)	3,196	—	—

Net cash provided by continuing operations	12,335	5,715	81,134	163	99,347
Net cash provided by discontinued operations	—	5,902	648	—	6,550

Net cash provided by operating activities	12,335	11,617	81,782	163	105,897

Cash Flows from Investing Activities:
Decrease in restricted cash	2,125	—	26	—	2,151
Purchases of property, plant and equipment	(6,055)	(10,500)	(9,093)	817	(24,831)
Proceeds from sale of property, plant and equipment	269	663	112	(916)	128
Cash received from disposition, net of cash divested	—	—	4,373	—	4,373
Cash received from sales of marketable securities	—	60	—	—	60
Cash paid for equity method investments	(504)	—	(3)	—	(507)
Increase in other assets	(311)	(877)	(482)	53	(1,617)

Net cash used in continuing operations	(4,476)	(10,654)	(5,067)	(46)	(20,243)
Net cash used in discontinued operations	—	(4,005)	—	—	(4,005)

Net cash used in investing activities	(4,476)	(14,659)	(5,067)	(46)	(24,248)

Cash Flows from Financing Activities:
Cash paid for financing costs	(7)	—	—	—	(7)
Cash paid for contingent purchase price consideration	(3,922)	—	(123)	—	(4,045)
Proceeds from issuance of common stock, net of issuance costs	14,698	—	—	—	14,698
Payments on long-term debt	(15,000)	(40)	(522)	—	(15,562)
Net proceeds under revolving credit facilities	—	—	233	—	233
Cash paid for dividends	(5,323)	—	—	—	(5,323)
Excess tax benefits on exercised stock options	53	207	32	—	292
Principal payments on capital lease obligations	—	(860)	(760)	—	(1,620)

Net cash used in continuing operations	(9,501)	(693)	(1,140)	—	(11,334)
Net cash provided by (used in) discontinued operations	(150)	458	—	—	308

Net cash used in financing activities	(9,651)	(235)	(1,140)	—	(11,026)

Foreign exchange effect on cash and cash equivalents	11	(128)	729	(117)	495

Net increase (decrease) in cash and cash equivalents	(1,781)	(3,405)	76,304	—	71,118
Cash and cash equivalents, beginning of period—continuing operations	14,801	78,976	261,654	—	355,431
Cash and cash equivalents, beginning of period—discontinued operations	—	6,476	—	—	6,476

Cash and cash equivalents, end of period	13,020	82,047	337,958	—	433,025
Less: Cash and cash equivalents of discontinued operations, end of period	—	7,959	—	—	7,959

Cash and cash equivalents of continuing operations, end of period	$13,020	$74,088	$337,958	$—	$425,066

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “may,” “could,” “should,” “would,” “intend,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information. Forward-looking statements include, without limitation, statements regarding the anticipated expansion and growth in certain of our product and service offerings, the impact of our research and development activities, potential new product and technology achievements, the potential for selective divestitures of non-core assets, our ability to improve our working capital and operating margins, our ability to improve our organic revenue growth rates, the effectiveness of steps we may take to improve our operational efficiency, our ability to improve care and lower healthcare costs for both providers and patients, and our funding plans for our future working capital needs and commitments. Actual results or developments could differ materially from those projected in such statements as a result of numerous factors, including, without limitation, those risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for the year ended December 31, 2014 and other risk factors identified herein or from time to time in our periodic filings with the SEC. We do not undertake any obligation to update any forward-looking statements. This report and, in particular, the following discussion and analysis of our financial condition and results of operations, should be read in light of those risks and uncertainties and in conjunction with our accompanying consolidated financial statements and notes thereto.

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

Revision of Previously Reported Amounts as of and for the Three Months Ended March 31, 2014

In connection with the preparation of our consolidated financial statements for the three months ended March 31, 2015, we determined that, in 2014, we had incorrectly accounted for income taxes associated with two divestitures. We determined that, for the three months ended December 31, 2014, we incorrectly accounted for the deferred taxes related to the divestiture of our health management business, and that, for the three and nine months ended September 30, 2014, we incorrectly accounted for deferred taxes in connection with the ACS Companies divestiture. The impact of these errors was determined to be material to our fiscal year 2014 consolidated financial statements and, accordingly, we have restated our consolidated financial statements and related footnotes for the year ended December 31, 2014. In connection with the restatement, we corrected additional errors in the three months ended March 31, 2014, primarily related to a $4.6 million decrease in general and administrative expense related to a change in the fair value of our contingent consideration obligations, and a $4.2 million adjustment to reverse the benefit from certain foreign tax credits, which resulted in an increase to the provision for income taxes. Further, we assessed the materiality of the errors in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, Materiality, and concluded that these errors were not material to the consolidated financial statements as of and for the three months ended March 31, 2014. In accordance with SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, the consolidated financial statements as of and for the three months ended March 31, 2014 have been revised in this filing. Refer to Note 2, Revision of Previously Reported Amounts, in the notes to the accompanying consolidated financial statements for additional information about this revision.

Divestiture of Health Management Business and Change in Reporting Segments

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

As a result of the sale of our health management business, which was the largest component of our patient self-testing reporting segment, we no longer report our financial information in four operating segments. Our current reportable operating segments are professional diagnostics, consumer diagnostics and corporate and other. The information below for the three months ended March 31, 2014 has been retroactively adjusted to reflect this change in reporting segments.

Financial Highlights

•	Net revenue decreased by $17.1 million, or 3%, to $608.2 million for the three months ended March 31, 2015, from $625.2 million for the three months ended March 31, 2014.

•	Gross profit decreased by $18.4 million, or 6%, to $292.0 million for the three months ended March 31, 2015, from $310.4 million for the three months ended March 31, 2014.

•	For the three months ended March 31, 2015, we generated a net income available to common stockholders of $203.9 million, or $2.42 per basic and diluted common share, compared to a net loss available to common stockholders of $10.8 million, or $0.13 per basic and diluted common share, for the three months ended March 31, 2014. The net income generated in the three months ended March 31, 2015 was largely attributable to a $366.2 million pre-tax gain ($218.6 million, net of tax) on the sale of our health management business.

•	For the three months ended March 31, 2015, loss from continuing operations available to common stockholders was $12.9 million, or $0.15 per basic and diluted common share, compared to a loss from continuing operations available to common stockholders of $8.2 million, or $0.10 per basic and diluted common share, for the three months ended March 31, 2014.

Results of Operations

Where discussed, results excluding the impact of foreign currency translation are calculated on the basis of local currency results, using foreign currency exchange rates applicable to the earlier comparative period. We believe that presenting information using the same foreign currency exchange rates helps investors isolate the impact of changes in those rates from other trends. The following discussion relates primarily to our results of operations from our continuing operations, as reflected in our accompanying consolidated statements of operations. Our results of operations were as follows:

Net Product Sales and Services Revenue, Total and by Business Segment. Total net product sales and services revenue decreased by $16.6 million, or 3%, to $603.5 million for the three months ended March 31, 2015, from $620.0 million for the three months ended March 31, 2014. Net product sales and services revenue decreased primarily as a result of unfavorable trends in foreign currency exchange rates, lower toxicology pain management sales in the U.S. and delays in government funding in certain countries in Africa. Excluding the impact of foreign currency translation, net product sales and services revenue for the three months ended March 31, 2015 increased by $11.7 million, or 2%, compared to the three months ended March 31, 2014. Net product sales and services revenue by business segment for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,		% Change
	2015	2014
Professional diagnostics	$581,487	$597,725	(3)%
Consumer diagnostics	21,968	22,302	(1)%

Net product sales and services revenue	$603,455	$620,027	(3)%

Professional Diagnostics

The following table summarizes our net product sales and services revenue from our professional diagnostics business segment by groups of similar products and services for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		% Change
	2015	2014
Cardiometabolic	$202,843	$213,963	(5)%
Infectious disease	178,756	167,613	7%
Toxicology	148,756	155,533	(4)%
Other	51,132	60,616	(16)%

Professional diagnostics net product sales and services revenue	$581,487	$597,725	(3)%

Net product sales and services revenue from our professional diagnostics business segment decreased by $16.2 million, or 3%, to $581.5 million for the three months ended March 31, 2015, from $597.7 million for the three months ended March 31, 2014. Excluding the impact of currency translation, net product sales and services revenue from our professional diagnostics business segment increased by $11.9 million, or 2%, comparing the three months ended March 31, 2015 to the three months ended March 31, 2014. We experienced revenue increases principally in the U.S. where revenue increased by $7.6 million, or 2%, to $322.3 million from $314.8 million. Revenues in the U.S. increased primarily due to a $13.0 million increase in our U.S. flu-related net product sales, which increased from $7.3 million during the three months ended March 31, 2014 to $20.3 million during the three months ended March 31, 2015, partially offset by lower revenues from INRatio sales and lower toxicology pain management sales during the three months ended March 31, 2015, compared to the comparable period in 2014. However, net product sales and services revenue from our professional diagnostics business segment in international markets decreased $23.8 million, or 8%, to $259.2 million during the three months ended March 31, 2015, from $283.0 million in the comparable period in 2014. The lower sales in international markets was driven primarily by a $10.4 million, or 16%, decrease in Africa, South Korea, Mexico and India, a $8.2 million, or 15%, decrease in the United Kingdom, Norway and France and a $2.5 million decrease in revenue as a result of the dispositions of our AdnaGen business in 2015 and our BioNote business in 2014. Excluding the impact of the dispositions of our AdnaGen and BioNote businesses, the currency-adjusted organic growth for our professional diagnostics net product sales and services revenue was $14.6 million, or 3%, from the three months ended March 31, 2014 to the same period in 2015. Other revenue decreased by $9.5 million, or 16%, to $51.1 million during the three months ended March 31, 2015, compared to $60.6 million during the comparable period in 2014. The decrease was driven primarily by declining international sales of third-party products.

Within our professional diagnostics business segment, our cardiometabolic net product sales and services revenue decreased by $11.1 million, or 5%, to $202.8 million for the three months ended March 31, 2015, from $214.0 million for the same period in 2014, primarily as a result of a decline in sales of our Alere INRatio2 PT/INR professional test strip in the U.S. due to a voluntary recall, as well as lower cholesterol product sales in the U.S. Infectious disease net product sales and services revenue increased by $11.1 million, or 7%, to $178.8 million for the three months ended March 31, 2015, from $167.6 million for the three months ended March 31, 2014. The increase was primarily due to a $13.0 million increase in our U.S. flu-related net product sales from $7.3 million during the three months ended March 31, 2014 to $20.3 million during the three months ended March 31, 2015, as discussed above. Toxicology net product sales and services revenue decreased by $6.8 million, or 4%, to $148.8 million for the three months ended March 31, 2015, from $155.5 million for the comparable period in 2014, primarily as a result of lower pain management revenues due to continued pricing pressure and customer insourcing.

Consumer Diagnostics

Net product sales and services revenue from our consumer diagnostics business segment revenue decreased by $0.3 million, or 1%, to $22.0 million for the three months ended March 31, 2015, from $22.3 million for the three months ended March 31, 2014. The decrease in revenue primarily resulted from a decrease in our manufacturing revenue associated with SPD. SPD sales were $41.4 million and $43.2 million during the three months ended March 31, 2015 and 2014, respectively.

License and Royalty Revenue. License and royalty revenue represents license and royalty fees from intellectual property license agreements with third parties. License and royalty revenue decreased by $0.5 million, or 10%, to $4.7 million for the three months ended March 31, 2015, from $5.2 million for the three months ended March 31, 2014. The decrease in royalty revenue for the three months ended March 31, 2015, compared to the comparable period in 2014, is primarily a result of lower royalties earned under existing licensing agreements. We expected our future royalty revenue to decline as certain patents related to our lateral flow technology expired in 2015.

Gross Profit and Margin Percentage. Gross profit decreased by $18.4 million, or 6%, to $292.0 million for the three months ended March 31, 2015, from $310.4 million for the three months ended March 31, 2014. The decrease in gross profit during the three months ended March 31, 2015, compared to the comparable period in 2014, was largely attributed to the decrease in net product sales and services revenue principally resulting from lower revenues from INRatio sales and lower pain management and rehabilitation toxicology revenues, and decreased international revenue, as discussed above.

Cost of net revenue included amortization expense of $14.2 million and $15.9 million for the three months ended March 31, 2015 and 2014, respectively. Reducing gross profit for the three months ended March 31, 2015 and 2014 was $1.5 million and $0.8 million, respectively, in restructuring charges.

Overall gross margin for the three months ended March 31, 2015 was 48%, as compared to 50% for the same period in 2014. The lower gross margin in the first quarter of 2015 principally reflects lower revenues from INRatio sales and lower pain management revenues, and decreased international revenue, as discussed above.

Gross Profit from Net Product Sales and Services Revenue, Total and by Business Segment. Gross profit from net product sales and services revenue decreased by $17.4 million, or 6%, to $289.2 million for the three months ended March 31, 2015, from $306.7 million for the three months ended March 31, 2014. Gross profit from net product sales and services revenue by business segment for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,		% Change
	2015	2014
Professional diagnostics	$286,080	$304,370	(6)%
Consumer diagnostics	3,157	2,315	36%

Gross profit from net product sales and services revenue	$289,237	$306,685	(6)%

Professional Diagnostics

Gross profit from our professional diagnostics net product sales and services revenue decreased by $18.3 million, or 6%, to $286.1 million for the three months ended March 31, 2015, compared to $304.4 million for the three months ended March 31, 2014. The lower gross profit for the three months ended March 31, 2015 principally reflects lower revenues from INRatio sales, lower pain management revenues, and decreased international revenue, as discussed above, as compared to the three months ended March 31, 2014. Reducing gross profit during the three months ended March 31, 2015 and 2014 was $1.5 million and $0.8 million, respectively, in restructuring charges.

Cost of professional diagnostics net product sales and services revenue included amortization expense of $14.2 million and $15.8 million during the three months ended March 31, 2015 and 2014, respectively.

As a percentage of our professional diagnostics net product sales and services revenue, gross margin for the three months ended March 31, 2015 and 2014 was 49% and 51%, respectively. The lower gross margin in the three months ended March 31, 2015 principally reflects lower revenues from INRatio sales and lower pain management revenues, and decreased international revenue, as discussed above, as compared to the three months ended March 31, 2014.

Consumer Diagnostics

Gross profit from our consumer diagnostics net product sales and services revenue increased by $0.8 million, or 36%, to $3.2 million for the three months ended March 31, 2015, compared to $2.3 million for the three months ended March 31, 2014. The increase in gross profit was primarily the result of the impact of foreign currency exchange rates.

As a percentage of consumer diagnostics net product sales and services revenue, gross margin for the three months ended March 31, 2015 and 2014 was 14% and 10%, respectively.

Research and Development Expense. Research and development expense decreased by $10.7 million, or 28%, to $28.0 million in the three months ended March 31, 2015, from $38.7 million in the three months ended March 31, 2014, primarily as a result of our cost reduction initiatives and the elimination of certain programs that were not integral to our core businesses. Research and development expense during each of the first quarter of 2015 and 2014 is reported net of grant funding of $2.1 million, arising from the research and development funding relationship with the Bill and Melinda Gates Foundation that we entered into in February 2013, and $0.4 million of funding during the first quarter of 2015 related to our contract with the U.S. Department of Health and Human Services’ Biomedical Advanced Research and Development Authority, or BARDA, that we entered into in September 2014. Research and development expense during the three months ended March 31, 2015 included $0.5 million of restructuring charges associated with our cost reduction initiatives. Amortization expense of $0.9 million and $1.2 million was included in research and development expense for the first quarter of 2015 and 2014, respectively.

Research and development expense as a percentage of net revenue was 5% and 6% for the three months ended March 31, 2015 and 2014, respectively.

Sales and Marketing Expense. Sales and marketing expense decreased by $24.0 million, or 18%, to $109.1 million for the three months ended March 31, 2015, from $133.0 million for the three months ended March 31, 2014, primarily as a result of our cost reduction initiatives, which were driven by a reduction in workforce, as well as the impact of foreign currency exchange rates. The decrease in sales and marketing expense was also driven by lower amortization expense related to customer relationship intangibles during the first quarter of 2015, compared to the first quarter of 2014, as the underlying economic benefit of the intangibles is declining. Amortization expense of $32.7 million and $38.9 million was included in sales and marketing expense for the first quarter of 2015 and 2014, respectively. Restructuring charges associated with our various restructuring plans to reduce expenses and further integrate our businesses totaling $1.4 million and $1.6 million were included in sales and marketing expense for the first quarter of 2015 and 2014, respectively.

Sales and marketing expense as a percentage of net revenue was 18% and 21% for the three months ended March 31, 2015 and 2014, respectively.

General and Administrative Expense. General and administrative expense decreased by $10.9 million, or 11%, to $92.7 million for the three months ended March 31, 2015, from $103.6 million for the three months ended March 31, 2014. The decrease was primarily attributable to an $11.9 million decrease in the fair value of acquisition-related contingent earn-outs, a $4.0 million favorable impact of foreign currency exchange rates, and a $1.9 million reduction in workforce-related costs as a result of our cost reduction initiatives, partially offset by a $6.8 million increase in professional fees and other outside services, primarily related to costs associated with potential business dispositions.

General and administrative expense as a percentage of net revenue was 15% and 17% for the three months ended March 31, 2015 and 2014, respectively.

Impairment and (Gain) Loss on Dispositions, Net. In March 2015, we sold certain assets of our AdnaGen GmbH business located in Langenhagen, Germany, which was part of our professional diagnostics reporting unit and business segment, for approximately $4.6 million in proceeds and, as a result of this transaction, we recorded a gain of $0.3 million during the first quarter of 2015.

In March 2015, we also sold our Gesellschaft fur Patientenhilfe DGP GmbH subsidiary located in Munich, Germany, which was part of our professional diagnostics reporting unit and business segment, for €7.6 million (or approximately $8.2 million at March 31, 2015) and, as a result of this transaction, we recorded a loss on disposition of $7.6 million during the first quarter of 2015.

In March 2015, our management decided to close our Alere Analytics business located in Lowell, Massachusetts, which is part of our professional diagnostics reporting unit and business segment. In connection with this decision, during the three months ended March 31, 2015, we recorded an impairment charge of $26.7 million, including the write-off of $26.2 million of acquisition-related intangible assets and $0.5 million of fixed assets.

In December 2014, our management decided to close our Alere Connect, LLC subsidiary located in Scottsdale, Arizona, which is part of our professional diagnostics reporting unit and business segment. During the three months ended March 31, 2015, we recorded an impairment charge of $0.7 million, consisting primarily of severance costs and other closure-related expenses, relating to this closure.

Interest Expense. Interest expense includes interest charges and the amortization of deferred financing costs and original issue discounts associated with certain debt issuances. Interest expense decreased by $5.5 million, or 11%, to $46.4 million for the three months ended March 31, 2015, from $51.9 million for the three months ended March 31, 2014. The decrease is principally due to lower interest expense incurred as a result of our reduced outstanding debt balances during the first quarter of 2015, compared to the first quarter of 2014.

Other Income (Expense), Net. Other income (expense), net includes interest income, realized and unrealized foreign exchange gains and losses, and other income and expense. The components and the respective amounts of other income (expense), net are summarized as follows (in thousands):

	Three Months Ended March 31,		Change
	2015	2014
Interest income (expense), net	$599	$390	$209
Foreign exchange gains (losses), net	(3,602)	5,266	(8,868)
Other, net	1,733	1,376	357

Total other income (expense), net	$(1,270)	$7,032	$(8,302)

Other, net of $1.7 million for the three months ended March 31, 2015 primarily includes a $1.0 million reversal of a royalty accrual relating to a prior period and a $0.9 million true-up on a pension liability. Other income of $1.4 million for the three months ended March 31, 2014 consisted primarily of a $1.5 million reversal of legal settlement accruals.

Benefit for Income Taxes. The benefit for income taxes increased by $7.1 million to a $8.8 million benefit for the three months ended March 31, 2015, from a $1.7 million benefit for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015 and 2014 was 43% and 17%, respectively. Our effective tax rate is based on our year-to-date results and projected income/ (loss) and is primarily impacted by changes in the geographical mix of consolidated pre-tax income (loss) as well as items that are accounted for discretely in the quarter. The increase in the effective tax rate from the three months ended March 31, 2014 to the three months ended March 31, 2015 is primarily a result of our year-to-date results and the impact of discrete items on our year-to-date results.

Equity Earnings of Unconsolidated Entities, Net of Tax. Equity earnings of unconsolidated entities are reported net of tax and include our share of earnings in entities that we account for under the equity method of accounting. Equity earnings of unconsolidated entities, net of tax, for the three months ended March 31, 2015 reflect the following: (i) our 50% interest in SPD in the amount of $3.6 million, and (ii) our 49% interest in TechLab, Inc., or TechLab, in the amount of $0.4 million. Equity earnings of unconsolidated entities, net of tax, for the three months ended March 31, 2014 reflect the following: (i) our 50% interest in SPD in the amount of $5.1 million, (ii) our 40% interest in Vedalab S.A. in the amount of $0.1 million and (iii) our 49% interest in TechLab in the amount of $0.3 million.

Income (Loss) from Discontinued Operations, Net of Tax. The results of the health management business are included in income (loss) from discontinued operations, net of tax, for both periods presented, given our January 9, 2015 divestiture of this business. The results of the ACS Companies are included in income (loss) from discontinued operations, net of tax, for the three months ended March 31, 2014, given our October 10, 2014 divestiture of this business. For the three months ended March 31, 2015, the discontinued operations generated income, net of tax, of $216.8 million, as compared to a loss, net of tax, of $2.6 million for the three months ended March 31, 2014. The income from discontinued operations in the three months ended March 31, 2015 was largely attributable to a $366.2 million pre-tax gain ($218.6 million, net of tax) on the sale of our health management business.

Liquidity and Capital Resources

Based upon our current working capital position, current operating plans and expected business conditions, we expect to fund our short- and long-term working capital needs primarily using existing cash and our operating cash flow, and we expect our working capital position to improve as we improve our future operating margins and grow our business through new product and service offerings. Additionally, we remain engaged in discussions concerning potential divestitures, and we expect that if and when we complete divestitures we will use the net proceeds primarily to reduce our outstanding debt. Upon the completion of our divestiture of our health management business on January 9, 2015, we used $575.0 million of the $600.1 million in cash proceeds from the sale to repay outstanding indebtedness under our secured credit facility. As of March 31, 2015, we had $414.5 million of cash and cash equivalents, of which $123.4 million was held by domestic subsidiaries and $291.1 million was held by foreign entities. We do not currently plan to repatriate cash held by foreign entities due to adverse tax implications, including incremental U.S. tax liabilities and potential foreign withholding tax liabilities.

We may also utilize our secured credit facility or other new sources of financing to fund a portion of our capital needs, other commitments including our contractual contingent consideration obligations, and future acquisitions. As of March 31, 2015, we had $3.1 billion in aggregate principal amount of outstanding indebtedness, comprised of $1.7 billion in aggregate principal amount outstanding under our secured credit facility, $450.0 million in aggregate outstanding principal amount of our 7.25% senior notes due 2018, $400.0 million in aggregate outstanding principal amount of our 8.625% senior subordinated notes due 2018, $425.0 million in aggregate outstanding principal amount of our 6.5% senior subordinated notes due 2020, and $150.0 million in aggregate outstanding principal amount of our 3% convertible senior subordinated notes due 2016. The terms and conditions of our outstanding debt instruments contain covenants that expressly restrict our ability to incur additional indebtedness and conduct other financings, subject to certain exceptions.

Our secured credit facility has various final maturity dates occurring in 2016 and 2017, but if any of our 3% convertible senior subordinated notes remain outstanding on November 15, 2015 (subject to certain exceptions provided in the credit agreement governing our secured credit facility), our secured credit facility will instead mature on such date. Unless we are able to secure the participation of the holders of all of the 3% convertible senior subordinated notes in a tender offer for the repurchase of, refinancing of or other similar transaction relating to all of those notes prior to November 15, 2015 or are able to secure adequate waivers of the maturity acceleration requirement from the lenders under our secured credit facility, we may be required to repay or make arrangements to restructure or refinance the indebtedness outstanding under our secured credit facility earlier than we had expected. We anticipate that in the near future we will launch an effort to seek to refinance the indebtedness outstanding under our secured credit facility.

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

Cash Flow Summary (in thousands)

	Three Months Ended March 31,
	2015	2014
Net cash from operating activities:
Continuing operations	$28,060	$99,347
Discontinued operations	318	6,550

Net cash provided by operating activities	28,378	105,897

Net cash from investing activities:
Continuing operations	557,416	(20,243)
Discontinued operations	(209)	(4,005)

Net cash provided by (used in) investing activities	557,207	(24,248)

Net cash from financing activities:
Continuing operations	(566,648)	(11,334)
Discontinued operations	(76)	308

Net cash used in financing activities	(566,724)	(11,026)

Foreign exchange effect on cash and cash equivalents	(6,127)	495

Net increase in cash and cash equivalents	12,734	71,118
Cash and cash equivalents, beginning of period – continuing operations	378,461	355,431
Cash and cash equivalents, beginning of period – discontinued operations	23,300	6,476

Cash and cash equivalents, end of period	414,495	433,025
Less: Cash and cash equivalents, end of period – discontinued operations, end of period	—	7,959

Cash and cash equivalents of continuing operations, end of period	$414,495	$425,066

Summary of Changes in Cash Position

As of March 31, 2015, we had cash and cash equivalents of continuing operations of $414.5 million, a $36.0 million increase from December 31, 2014. Our primary sources of cash for continuing operations during the three months ended March 31, 2015 included $581.2 million received from dispositions, net of cash divested, $34.6 million of cash received from common stock issuances under employee stock option and stock purchase plans, $28.1 million generated by our continuing operating activities, $0.9 million from a decrease in other assets, and $0.8 million in proceeds from the sale of property and equipment. Our primary uses of cash for our continuing operations during the three months ended March 31, 2015 were $463.0 million related to the repayment of long-term debt obligations, $127.1 million related to net payments under revolving credit facilities, $25.6 million of capital expenditures, $5.3 million for cash dividends paid on our Series B preferred stock, $4.7 million related to payments of acquisition-related contingent consideration obligations and $1.5 million for principal payments on our capital lease obligations. Fluctuations in foreign currencies unfavorably impacted our cash balance by $6.1 million during the three months ended March 31, 2015.

As of March 31, 2014, we had cash and cash equivalents of continuing operations of $425.1 million, a $69.6 million increase from December 31, 2013. Our primary sources of cash for continuing operations during the three months ended March 31, 2014 included $99.3 million generated by our continuing operating activities, $14.7 million of cash received from common stock issuances under employee stock option and stock purchase plans, $4.4 million received from disposition of our Spinreact operations and a $2.2 million reduction in restricted cash. Our primary uses of cash for our continuing operations during the three months ended March 31, 2014 were $24.8 million of capital expenditures, $15.6 million related to the repayment of long-term debt obligations, $5.3 million for cash dividends paid on our Series B preferred stock, $4.0 million related to payments of acquisition-related contingent consideration obligations, and $1.6 million related to an increase in other assets. Fluctuations in foreign currencies favorably impacted our cash balance by $0.5 million during the three months ended March 31, 2014. Our discontinued operations contributed $2.9 million of cash during the three months ended March 31, of 2014.

Cash Flows from Operating Activities

Net cash provided by continuing operations during the three months ended March 31, 2015 was $28.1 million, which resulted from a loss from continuing operations of $7.5 million and $101.3 million of non-cash items, offset by $65.7 million of cash used to meet working capital needs during the period. The $101.3 million of non-cash items included $74.4 million related to depreciation and amortization, a $34.8 million loss related to impairment and a net loss on dispositions, which reflects both a $27.4 million impairment charge associated with a closed business and a $7.4 million net loss from business dispositions, $5.1 million related to non-cash stock-based compensation, $3.9 million of interest expense related to the amortization of deferred financing costs and original issue discounts, $5.9 million related to other non-cash items and a $1.4 million loss on the disposition of fixed assets, partially offset by a $20.3 million decrease related to changes in our deferred income taxes, which resulted in part from amortization of intangible assets and $4.0 million in equity earnings of unconsolidated entities, net of tax. In addition, $0.3 million of net cash was provided by discontinued operations for operating activities.

Net cash provided by continuing operations during the three months ended March 31, 2014 was $99.3 million, which resulted from a loss from continuing operations of $2.9 million, $69.8 million of non-cash items and $32.4 million of cash provided by changes in net working capital requirements during the period. The $69.8 million of non-cash items included, among other items, $83.8 million related to depreciation and amortization, $5.7 million related to non-cash stock-based compensation, $4.0 million of interest expense related to the amortization of deferred financing costs and original issue discounts, a $1.5 million loss on the disposition of fixed assets and $1.2 million of tax benefit related to discontinued operations retained by Alere Inc., partially offset by a $19.1 million decrease related to changes in our deferred tax assets and liabilities, which resulted in part from amortization of intangible assets, $5.4 million in equity earnings of unconsolidated entities, net of tax, and $2.8 million related to other non-cash items. In addition, $6.6 million of net cash was provided by discontinued operations for operating activities.

Cash Flows from Investing Activities

Our investing activities for continuing operations during the three months ended March 31, 2015 provided $557.4 million of cash, including, among other items, $581.2 million of cash received from the disposition of our health management business, net of cash divested, $0.8 million of proceeds from the sale of property, plant and equipment, and a $0.9 million decrease in other assets, offset by $25.6 million of capital expenditures. In addition, discontinued operations used $0.2 million of net cash for investing activities.

Our investing activities for continuing operations during the three months ended March 31, 2014 utilized $20.2 million of cash, including $24.8 million of capital expenditures, $1.6 million related to an increase in other assets, and $0.5 million paid for equity method investments, partially offset by $4.4 million received from the disposition of our Spinreact operations and a $2.2 million decrease in restricted cash. In addition, discontinued operations used $4.0 million of net cash for investing activities.

Cash Flows from Financing Activities

Net cash used in financing activities for continuing operations during the three months ended March 31, 2015 was $566.6 million. Financing activities during the three months ended March 31, 2015 included, among other items, $463.0 million for the payment of long-term debt obligations, $127.1 million for net payments for revolving credit facilities, $5.3 million for dividend payments related to our Series B preferred stock, $4.7 million for payments of acquisition-related contingent consideration obligations and $1.5 million for payment of capital lease obligations. We received $34.6 million of cash from common stock issuances under employee stock option and stock purchase plans and had a $0.6 million excess tax benefit associated with exercised stock options. In addition, discontinued operations used less than $0.1 million of net cash for financing activities.

Net cash used in financing activities for continuing operations during the three months ended March 31, 2014 was $11.3 million. Financing activities during the three months ended March 31, 2014 primarily included $15.6 million for the payment of long-term debt obligations, $5.3 million for dividend payments related to our Series B preferred stock, $4.0 million for payments of acquisition-related contingent consideration obligations, and $1.6 million for payment of capital lease obligations. We received $14.7 million of cash from common stock issuances under employee stock option and stock purchase plans. In addition, discontinued operations provided $0.3 million of net cash for financing activities.

As of March 31, 2015, we had an aggregate of $12.8 million in outstanding capital lease obligations which are payable through 2019.

Income Taxes

As of December 31, 2014, we had $46.9 million of U.S. federal net operating loss, or NOL, carryforwards, $740.2 million of state NOL carryforwards and $244.8 million of foreign NOL and capital loss carryforwards, which either expire on various dates through 2034 or can be carried forward indefinitely. As of December 31, 2014, we had $14.6 million of federal and state research and development credits, and $108.0 million of U.S. foreign tax credits and $1.3 million of other foreign tax credits which either expire on various dates through 2034 or can be carried forward indefinitely. These loss and tax credit carryforwards may be available to reduce future U.S. federal, state and foreign taxable income and taxes, if any, and are subject to review and possible adjustment by the appropriate tax authorities when utilized.

Furthermore, all U.S. federal loss carryforwards and credits are subject to the limitations imposed by Sections 382 and 383 of the Internal Revenue Code and may be limited in the event of certain cumulative changes in ownership interests of significant stockholders over a three-year period in excess of 50%. Sections 382 and 383 impose an annual limitation on the use of these loss carryforwards or credits to an amount equal to the value of the company at the time of the ownership change multiplied by the long-term tax exempt rate. Additionally, certain U.S. state and foreign losses and credits may be subject to similar and/or other limitation provisions.

We have recorded a valuation allowance against a portion of the deferred tax assets related to our U.S. foreign tax credits and certain other NOL, capital Loss and credit carryforwards, as well as certain of our other deferred tax assets to reflect uncertainties that might affect the realization of such deferred tax assets.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of March 31, 2015.

Contractual Obligations

As of March 31, 2015, our contractual obligations have not changed significantly since December 31, 2014, as presented in our Annual Report on Form 10-K/A for the year ended December 31, 2014, except that in January 2015 we used the net cash proceeds from the sale of our health management business to repay $575.0 million in aggregate principal amount of outstanding indebtedness under our senior secured credit facility.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a quarterly basis, we evaluate our estimates, including those related to revenue recognition and related allowances, bad debt, inventory, valuation of long-lived assets, including intangible assets and goodwill, income taxes, including any valuation allowance for our net deferred tax assets, contingent consideration obligations, contingencies and litigation, and stock-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies or management estimates since December 31, 2014. A comprehensive discussion of our critical accounting policies and management estimates is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

Recent Accounting Pronouncements

See Note 17 of the consolidated financial statements included in this Quarterly Report on Form 10-Q, regarding the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K/A for the year ended December 31, 2014. There have been no material changes in the three months ended March 31, 2015 to our market risks or our management of such risks.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as a result of the material weakness in internal control over financial reporting previously disclosed in our Annual Report on 10-K/A for the year ended December 31, 2014 and described below, our disclosure controls and procedures were not effective as of March 31, 2015.

Previously Reported Material Weakness

As reported in Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2014, our management concluded that our internal control over financial reporting was ineffective as of that date because a material weakness existed in our internal control over financial reporting related to our accounting for deferred taxes related to dispositions. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design effective controls to assess the accounting for deferred taxes related to dispositions. This control deficiency resulted in an adjustment to our deferred tax assets and income from discontinued operations which was reflected in our consolidated financial statements for the year ended December 31, 2014 included in our Original Report. The material weakness also resulted in the restatement of the consolidated financial statements for the interim period ended September 30, 2014 and the year ended December 31, 2014. Management has determined that the restatements are additional effects of the material weakness described above. Additionally, management concluded that the material weakness could result in misstatements of the aforementioned accounts and disclosures that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Remediation Efforts with Respect of Material Weakness

During the three months ended March 31, 2015, we began taking steps to remediate the material weakness described above and plan to take additional actions to remediate the underlying cause of this material weakness, primarily through:

(1)	enhancing our income tax controls to include specific activities to assess the accounting for deductible outside basis differences that could reverse as a result of transactions to dispose of components of the company,

(2)	holding training for our accounting and tax professionals, specifically related to accounting for income taxes relating to transactions to dispose of components of the company, and

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

The implementation of our remediation plan was ongoing as of March 31, 2015, and there was insufficient time to demonstrate that our controls were operating effectively as of that date. Once placed in operation for a sufficient period of time, we will subject these procedures to appropriate tests in order to determine whether they are operating effectively.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 5.	OTHER INFORMATION

We are providing the following information under this Item 5 in lieu of reporting the information under Item 8.01, “Other Events,” of a Current Report on Form 8-K with a due date on or after the date hereof:

On May 5, 2015, we filed a Current Report on Form 8-K to report under Item 4.02, “Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review,” that on May 1, 2015, the audit committee of our board of directors concluded that our financial statements and other financial data for 2014 and all interim periods therein should not be relied upon because of errors identified therein. As more fully described in Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K/A for the year ended December 31, 2014, following the completion of our review of those errors and related matters, the audit committee of our board of directors determined on May 28, 2015 that, although our consolidated financial statements for the year ended December 31, 2014 and the three and nine months ended September 30, 2014 required restatement, our consolidated financial statements for the three months ended March 31, 2014 and the three and six months ended June 30, 2014 did not require restatement and could therefore be relied upon as originally filed. As indicated in Notes 2 and 3 to our accompanying consolidated financial statements, we have, in accordance with U.S. GAAP, revised our consolidated financial statements for the three months ended March 31, 2014 to reflect both discontinued operations and the correction of certain errors that we concluded were not material, individually or in the aggregate, to our previously issued financial statements. We expect that, in connection with the filing of our Quarterly Report on Form 10-Q for the three months ended June 30, 2015, we will report similar revisions to our consolidated financial statements for the three and six months ended June 30, 2014.

ITEM 6.	EXHIBITS

Exhibits:

Exhibit No.	Description

10.1†	Alere Inc. 2015 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of February 25, 2015, as filed with the SEC on March 3, 2015)

10.2†	Letter Agreement, dated March 19, 2015, between Alere Inc. and James F. Hinrichs (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement filed on Form S-8 as filed with the SEC on April 9, 2015)

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*101	Interactive Data Files regarding (a) our Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014, (b) our Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2015 and 2014, (c) our Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (d) our Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 and (e) the Notes to such Consolidated Financial Statements.

*	Filed herewith
†	Management contract or compensatory plan or arrangement, of amendment thereto

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALERE INC.

Date: May 28, 2015	/s/ Carla R. Flakne
Carla R. Flakne
Chief Accounting Officer and an authorized officer